Form 10-Q
period 1995-07-31
CUC INTERNATIONAL INC /DE/
filed 1995-09-05
CIK 723612

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1995
                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

                     Commission File Number:  1-10308

                              CUC International Inc.
           (Exact name of registrant as specified in its charter)

           Delaware                                     06-0918165
(State of other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

       707 Summer Street                                    06901
     Stamford, Connecticut                                (Zip Code)
(Address of principal executive offices)

                             (203)324-9261
            (Registrant's telephone number, including area code)

                            Not applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No    .

                   APPLICABLE ONLY TO ISSUERS INVOLVED
                     IN BANKRUPTCY PROCEEDINGS DURING
                        THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.   Yes        No     .

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value - 178,559,716 shares as of August 25, 1995
                                  INDEX



                 CUC INTERNATIONAL INC. AND SUBSIDIARIES



PART I. FINANCIAL INFORMATION                                          PAGE



Item 1. Financial Statements (Unaudited)


        Condensed Consolidated Balance Sheets - July 31, 1995 and January 31, 1995.


        Condensed Consolidated Statements of Income -
        Three and Six months ended July 31, 1995 and 1994.


        Condensed Consolidated Statements of Cash Flows -
        Three and Six months ended July 31, 1995 and 1994.


        Notes to Condensed Consolidated Financial Statements.


        Independent Accountants' Review Report.


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


SIGNATURES


INDEX TO EXHIBITS


PART I.  FINANCIAL  INFORMATION
CUC  INTERNATIONAL  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(In thousands)
                                                     July 31,    Jan. 31,
                                                       1995        1995
                                                    (Unaudited)
Assets                                              ----------- ---------
Current Assets
     Cash and cash equivalents                         $135,204   $180,648
     Receivables                                        224,355    188,185
     Membership solicitations in process                 51,820     45,636
     Prepaid membership materials                        35,801     26,503
     Prepaid expenses, deferred taxes and other          82,981     62,929
                                                       -------      -----
        Total Current Assets                            530,161    503,901

Contract renewal rights and intangible assets -
  net of accumulated amortization of $80,565 and
  $71,646                                              264,560     195,688
Properties, at cost, less accumulated depreciation
   of $60,697 and $48,918                                47,690     35,089
Deferred income taxes                                     4,127     16,778
Other                                                    23,676     16,696
                                                       --------    ------
                                                       $870,214   $768,152
                                                       =======    =======
Liabilities and Shareholders' Equity
Current Liabilities
     Accounts payable and accrued expenses
     and federal and state income taxes payable        $102,744   $109,489
                                                       --------    ------
        Total Current Liabilities                       102,744    109,489

Deferred membership income, net                         194,261    197,010
Zero coupon convertible notes - net of unamortized
     original issue discount of $1,434 and $2,507        14,031     15,046
Other                                                     4,292      3,285

Shareholders' Equity
   Common stock-par value $.01 per share;
      authorized 400 million shares and 200
      million shares; issued 181,309,664 shares
4sssharesharesan174,538,445 shares
      and 174,538,445 shares                              1,813      1,745
   Additional paid-in capital                           264,184    216,286
   Retained earnings                                    305,514    235,796
   Treasury stock, at cost, 3,008,859 shares and
      2,757,894 shares                                 (16,625)   (10,505)
                                                       --------    ------
Total Shareholders' Equity                              554,886    443,322
                                                       --------    ------
                                                       $870,214   $768,152
                                                       =======    =======

See notes to condensed consolidated financial statements.





CUC  INTERNATIONAL  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME
(UNAUDITED)
(In thousands, except per share amounts)



                                                      Three Months Ended
                                                             July 31,
                                                       1995        1994
                                                    ---------   ---------
REVENUES
     Membership and service fees                       $314,603   $253,319
     Other                                                1,364      1,624
                                                      ---------   -------
     Total Revenues                                     315,967    254,943

EXPENSES
     Operating                                           83,250     69,150
     Marketing                                          125,952    103,436
     General and administrative                          45,487     36,359
     Interest (income) expense, net and amort.
        of restricted stock compensation                  (128)        601
                                                      ---------   -------
     Total Expenses                                     254,561    209,546
                                                      ---------   -------
INCOME  BEFORE  INCOME  TAXES                            61,406     45,397

Provision for income taxes                               23,236     17,434
                                                      ---------   -------
NET  INCOME                                             $38,170    $27,963
                                                       =======   ========
Net Income Per Common Share                               $0.21      $0.16
                                                       =======   ========
Weighted Average Number of
Common and Dilutive Common
Equivalent Shares Outstanding                           185,203    175,962
                                                       =======   ========



See notes to condensed consolidated financial statements.




















CUC  INTERNATIONAL  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME
(UNAUDITED)
(In thousands, except per share amounts)



                                                      Six Months Ended
                                                             July 31,
                                                       1995        1994
                                                    ---------   ---------
REVENUES
     Membership and service fees                       $613,275   $496,170
     Other                                                2,900      3,035
                                                      ---------   -------
     Total Revenues                                     616,175    499,205

EXPENSES
     Operating                                          163,797    136,174
     Marketing                                          244,657    201,408
     General and administrative                          90,189     72,061
     Interest (income)expense, net and amort.
        of restricted stock compensation                  (128)        912
                                                      ---------   -------
     Total Expenses                                     498,515    410,555
                                                      ---------   -------
INCOME  BEFORE  INCOME  TAXES                           117,660     88,650

Provision for income taxes                               44,770     34,086
                                                      ---------   -------
NET  INCOME                                             $72,890    $54,564
                                                       =======   ========
Net Income Per Common Share                               $0.40      $0.31
                                                       =======   ========
Weighted Average Number of
Common and Dilutive Common
Equivalent Shares Outstanding                           184,440    175,887
                                                       =======    =======



See notes to condensed consolidated financial statements.



















CUC  INTERNATIONAL  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH
FLOWS  (UNAUDITED)
(In thousands)
                                                           JULY  31,

SIX MONTHS ENDED                                       1995        1994
OPERATING  ACTIVITIES:                              --------    --------
Net income                                              $72,890    $54,564
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Membership acquisition costs                    (186,090)  (159,638)
      Amortization of membership acquisition costs      195,203    171,219
      Deferred membership income                       (19,938)   (23,649)
      Amortization of contract renewal rights and
         excess cost                                      8,937      7,038
      Deferred income taxes                              13,927     12,826
      Amortization of original issue discount on
         convertible notes                                  832        816
      Amortization of restricted stock compensation                    303
      Depreciation                                        5,753      4,185
                                                      --------     ------
                                                         91,514     67,664
      Changes in working capital items, net of
       acquisitions:
        Increase in receivables                        (24,175)   (16,217)
        Increase in membership solicitations in
           process                                      (6,184)    (2,071)
        Increase in prepaid membership materials        (7,265)    (6,188)
        Increase in prepaid expenses                   (14,548)   (13,466)
        Net decrease in accounts payable and
          accrued expenses and federal
          and state income taxes payable               (28,623)    (7,253)
        Other, net                                      (7,944)    (1,240)
                                                       --------    ------
Net cash provided by operating activities                 2,775     21,229
INVESTING  ACTIVITIES:
Acquisitions, net of cash acquired                     (49,674)    (1,133)
Acquisitions of properties                             (12,125)    (5,978)
                                                       --------    ------
Net cash used in investing activities                  (61,799)    (7,111)
FINANCING  ACTIVITIES:
Issuance of Common Stock                                 13,580      6,735
                                                       --------    ------
Net cash provided by financing activities                13,580      6,735
                                                       --------    ------
Net (decrease) increase in cash and cash               (45,444)     20,853
equivalents
Cash and cash equivalents at beginning of period        180,648    116,937
                                                       --------    ------
Cash and cash equivalents at end of period             $135,204   $137,790
                                                       =======    =======


See notes to condensed consolidated financial statements.






                 CUC INTERNATIONAL INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 1995 are not necessarily indicative of the results that may be expected for the year ending January 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K filing for the year ended January 31, 1995. The condensed consolidated financial statements at July 31, 1995 and for the three and six months ended July 31, 1995 and 1994 are unaudited, but have been reviewed by independent accountants and their report is included herein.


NOTE 2 -- DEFERRED MEMBERSHIP INCOME, NET

Deferred membership income included in the condensed consolidated balance sheets is comprised of the following (in thousands):

                                      July 31,      January 31,
                                       1995            1995
                                    ----------      -----------

 Deferred membership income         $ 410,514       $ 408,426
 Less unamortized membership
   acquisition costs                 (216,253)       (211,416)
                                    -----------     -----------
 Deferred membership income, net    $ 194,261       $ 197,010
                                    ===========     ===========


NOTE 3 --  MERGER AND ACQUISITIONS


During February 1995, the Company acquired all of the outstanding capital stock of Welcome Wagon International, Inc. ("Welcome Wagon") and substantially all of the assets of a related entity, Gifts International, Inc., for $19.5 million in cash. Welcome Wagon provides merchant advertising through direct visits by its representatives to consumer households.

During March 1995, the Company acquired all of the outstanding capital stock of the parent of its European licensee, CUC Europe Limited, for $13 million. The purchase price was satisfied by the payment of $12 million in cash and the issuance of 42,147 shares of the Company's common stock, par value $.01 per share ("Common Stock") (fair value of approximately $1 million).
                 CUC INTERNATIONAL INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               (Continued)


During March 1995, the Company acquired all of the outstanding capital stock of Credit Card Sentinel (U.K.) Limited ("CCS") for $22.5 million in cash. CCS is a leading provider of credit card enhancement services, which are generally marketed through European financial institutions.

These acquisitions were accounted for in accordance with the purchase method of accounting and, accordingly, their results of operations have been included in the consolidated results of operations from the respective dates of acquisition. The results of operations for the periods prior to acquisition were not significant to the Company's operations.

During June 1995, the Company acquired all of the outstanding capital stock of GETKO Group Inc. ("GETKO") for approximately 3.7 million shares of Common Stock (fair value of approximately $100 million). GETKO distributes complimentary welcoming packages to new homeowners throughout the United States and Canada. The acquisition was accounted for as a pooling-of-interests; however, financial statements for periods prior to February 1, 1995 have not been restated due to immateriality.


NOTE 4 -- SHAREHOLDERS' EQUITY


On June 7, 1995, the Company's Board of Directors declared a three-for-two split of the Common Stock, in the nature of a stock dividend, effective June 30, 1995, payable to shareholders of record on June 19, 1995. Accordingly, the financial statements and all common share and per common share data have been retroactively adjusted to reflect the stock split. The par value of the additional shares of Common Stock issued in connection with the stock split was credited to Common Stock and charged to retained earnings.

For the three and six months ended July 31, 1995, $2 million and $2.1 million principal of zero coupon convertible notes were converted into 307,362 shares and 317,039 shares of Common Stock, respectively, and the related unamortized original issue discount ($1.79 million and $1.84 million, respectively) was charged against additional paid-in capital. The balance of the change in additional paid-in capital and treasury stock relates to stock option activity.

Net income per share, assuming the conversions of the zero coupon convertible notes occurred at the beginning of the periods, would not differ significantly from the Company's actual earnings per share for the three and six month periods ended July 31, 1995.

NOTE 5 -- INCOME TAXES

The Company's effective tax rate differs from the Federal statutory rate principally because of state income taxes and non-deductible amortization of the excess of cost over net assets acquired.

                 CUC INTERNATIONAL INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               (Continued)



NOTE 6 -- CONTINGENCIES


There are various claims and tax matters pending against the Company which, in the opinion of management, will not have a material adverse effect on the Company's consolidated financial position or results of operations.


NOTE 7 -- SUBSEQUENT EVENT

During August 1995, the Company announced that it had entered into an agreement to acquire by merger all of the outstanding capital stock of North American Outdoor Group, Inc. ("NAOG") for approximately 1.5 million shares of Common Stock (fair value of approximately $52 million). NAOG is a privately-held hunting, fishing and handyman membership organization. The acquisition, which will be accounted for as a pooling-of-interests, is subject to customary closing conditions, and is expected to be completed during September 1995.





































                  Independent Accountants' Review Report



Shareholders and Board of Directors
CUC International Inc.



We have reviewed the accompanying condensed consolidated balance sheet of CUC International Inc. as of July 31, 1995, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended July 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CUC International Inc. as of January 31, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, not presented herein, and in our report dated March 21, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                   ERNST & YOUNG LLP



Stamford, Connecticut
August 29, 1995




                 CUC INTERNATIONAL INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS


                   Three Months Ended July 31, 1995 vs.
                     Three Months Ended July 31, 1994



The Company's overall membership base continues to grow at a rapid rate (from 32.3 million members at July 31, 1994 to 38 million members at July 31, 1995), which is the largest contributing factor to the 24% increase in revenues (from $254.9 million for the quarter ended July 31, 1994 to $316 million for the quarter ended July 31, 1995). While the overall membership base increased by 1.2 million members during the quarter (of which approximately .4 million members came from an acquisition completed during the quarter ("Acquired Members")), the average annual fee collected for the Company's membership services increased by less than 1%. The change in the average annual fee is principally due to the addition of Acquired Members at a lower average annual fee. The Company divides its memberships into three categories: individual, wholesale and discount coupon program memberships. All of these categories share various aspects of the Company's marketing and operating resources. Compared to the previous year's second quarter, individual, wholesale and discount coupon program memberships grew by 23%, 9% and 16%, respectively. For the quarter ended July 31, 1995, individual, wholesale and discount coupon program memberships represented 70%, 13% and 17% of revenues, respectively. The Company maintains a flexible marketing plan so that it is not dependent on any one service for the future growth of the total membership base.

As the Company's services continue to mature, a greater percentage of the total individual membership base is in its renewal years. This results in increased profit margins for the Company due to the significant decrease in certain marketing costs incurred on renewing members. As a result, operating income before interest, amortization of restricted stock compensation, and taxes ("EBIT") increased from $46 million to $61.3 million, and EBIT margins improved from 18% to 19%. The Company has not experienced any difficulty in acquiring or renewing members in the current economic climate.

Individual membership usage continues to increase, which contributes to additional service fees and indirectly contributes to the Company's strong renewal rate. Historically, an increase in overall membership usage has had a favorable impact on renewal rates. The Company records its deferred revenue net of estimated cancellations which are anticipated in the Company's marketing programs.

                 CUC INTERNATIONAL INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS (continued)


                   Three Months Ended July 31, 1995 vs.
                     Three Months Ended July 31, 1994



Operating costs increased 20% (from $69.2 million to $83.3 million). The major components of the Company's operating costs continue to be personnel, telephone, computer processing, participant insurance premiums (the cost of obtaining insurance coverage for members) and travel cash awards. Travel members are entitled to receive cash awards based on travel booked with the Company. For the quarter ended July 31, 1995, these awards represent less than 5% of total operating costs. The increase in overall operating costs is due principally to the variable nature of many of these costs and, therefore, the additional costs incurred to support the growth in the membership base. Historically, the Company has seen a direct correlation between providing a high level of service to its members and improved retention.

Marketing costs decreased as a percentage of revenue (from 41% to 40%). This is primarily due to improved per member acquisition costs and an increase in renewing members. Membership acquisition costs incurred increased 29% (from $81.3 million to $104.8 million). Marketing costs include the amortization of membership acquisition costs and other marketing costs, which primarily consist of membership communications and sales expenses. Amortization of membership acquisition costs increased by 16% (from $86.3 million to $100.2 million). Other marketing costs increased by 51% (from $17.1 million to $25.8 million). These increases resulted primarily from the costs of servicing a larger membership base. The marketing functions for the Company's various consumer services are combined.

The Company routinely reviews all renewal rates and has not seen any material change over the last year in the average renewal rate. Based on current information, the Company does not anticipate that the average renewal rate will change significantly. Renewal rates are calculated by dividing the total number of renewing members not requesting a refund during their renewal year by the total members up for renewal.

General  and  administrative costs remained constant  as  a  percentage  of revenue (14%). Interest (income) expense, net and amortization of restricted stock compensation decreased from $.6 million to ($.1 million) primarily due to the reduced level of amortization associated with the Company's restricted stock and zero coupon convertible notes, and the net interest income from the increased level of cash generated by the Company for investment.

During the first six months of fiscal 1996, the Company completed several acquisitions (the "Acquisitions") (see Note 3 in Notes to Condensed Consolidated Financial Statements). The operating activity of the
Acquisitions is included in both revenues and pre-tax profits for the quarter; however, this activity is not included in the prior year's first quarter. These acquisitions were not significant to the Company's results of operations.

                 CUC INTERNATIONAL INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS


                    Six Months Ended July 31, 1995 vs.
                      Six Months Ended July 31, 1994



The Company's overall membership base continues to grow at a rapid rate (from 32.3 million members at July 31, 1994 to 38 million members at July 31, 1995), which is the largest contributing factor to the 23% increase in revenues (from $499.2 million for the six months ended July 31, 1994 to $616.2 million for the six months ended July 31, 1995). While the overall membership base increased by 4.2 million members during the six months (of which approximately 2.1 million were Acquired Members), the average annual fee collected for the Company's membership services increased by less than 1%. The change in the average annual fee is principally due to the addition of Acquired Members at a lower average annual fee. The Company divides its memberships into three categories: individual, wholesale and discount coupon program memberships. All of these categories share various aspects of the Company's marketing and operating resources. Compared to the previous year's first six months, individual, wholesale and discount coupon program memberships grew by 17%, 8% and 13%, respectively. For the six months ended July 31, 1995, individual, wholesale and discount coupon program memberships represented 70%, 13% and 17% of revenues, respectively. The Company maintains a flexible marketing plan so that it is not dependent on any one service for the future growth of the total membership base.

As the Company's services continue to mature, a greater percentage of the total individual membership base is in its renewal years. This results in increased profit margins for the Company due to the significant decrease in certain marketing costs incurred on renewing members. As a result, EBIT increased from $89.6 million to $117.5 million, and EBIT margins improved from 18% to 19%. The Company has not experienced any difficulty in acquiring or renewing members in the current economic climate.

Individual membership usage continues to increase, which contributes to additional service fees and indirectly contributes to the Company's strong renewal rate. Historically, an increase in overall membership usage has had a favorable impact on renewal rates. The Company records its deferred revenue net of estimated cancellations which are anticipated in the Company's marketing programs.

                 CUC INTERNATIONAL INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS (continued)


                    Six Months Ended July 31, 1995 vs.
                      Six Months Ended July 31, 1994



Operating costs increased 20% (from $136.2 million to $163.8 million). The major components of the Company's operating costs continue to be personnel, telephone, computer processing, participant insurance premiums (the cost of obtaining insurance coverage for members) and travel cash awards. Travel members are entitled to receive cash awards based on travel booked with the Company. For the six months ended July 31, 1995, these awards represent less than 5% of total operating costs. The increase in overall operating costs is due principally to the variable nature of many of these costs and, therefore, the additional costs incurred to support the growth in the membership base. Historically, the Company has seen a direct correlation between providing a high level of service to its members and improved retention.

Marketing costs remained constant as a percentage of revenue (40%). This is primarily due to improved per member acquisition costs and an increase in renewing members. Membership acquisition costs incurred increased 17% (from $159.6 million to $186.1 million). Marketing costs include the amortization of membership acquisition costs and other marketing costs, which primarily consist of membership communications and sales expenses. Amortization of membership acquisition costs increased by 14% (from $171.2 million to $195.2 million). Other marketing costs increased by 64% (from $30.2 million to $49.5 million). These increases resulted primarily from the costs of servicing a larger membership base. The marketing functions for the Company's various consumer services are combined.

The Company routinely reviews all renewal rates and has not seen any material change over the last year in the average renewal rate. Based on current information, the Company does not anticipate that the average renewal rate will change significantly. Renewal rates are calculated by dividing the total number of renewing members not requesting a refund during their renewal year by the total members up for renewal.

General and administrative costs increased as a percentage of revenue (from 14% to 15%). This is principally due to the acquisitions completed during the six months ended July 31, 1995. Interest (income) expense, net and amortization of restricted stock compensation decreased from $.9 million to ($.1 million) primarily due to the reduced level of amortization associated with the Company's restricted stock and zero coupon convertible notes, and the net interest income from the increased level of cash generated by the Company for investment.

During the first six months of fiscal 1996, the Company completed the Acquisitions (see Note 3 in Notes to Condensed Consolidated Financial Statements). The operating activity of the Acquisitions is included in both revenues and pre-tax profits for the six months ended July 31, 1995; however, this activity is not included in the prior year's first six months. These acquisitions were not significant to the Company's results of operations.
                 CUC INTERNATIONAL INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS (continued)

Membership Information


The following chart sets forth the approximate number of members and net additions for the respective periods.

                                                      Net New Member
                                     Number of           Additions
Period                                Members         for the Period

Six Months Ended July 31, 1995       38,025,000           4,175,000*
Year Ended January 31, 1995          33,850,000           3,000,000
Six Months Ended July 31, 1994       32,325,000           1,475,000
Year Ended January 31, 1994          30,850,000           3,250,000
Quarter Ended July 31, 1995          38,025,000           1,175,000**
Quarter Ended July 31, 1994          32,325,000             775,000

 *Includes approximately 2.1 million Acquired Members.
**Includes approximately  .4 million Acquired Members.

The membership acquisition costs incurred applicable to obtaining a new member, for memberships other than coupon book memberships, generally approximate the initial membership fee. Initial membership fees for coupon book memberships generally exceed the membership acquisition costs incurred applicable to obtaining a new member.

Membership cancellations processed by certain of the Company's clients report membership information only on a net basis. Accordingly, the Company does not receive actual numbers of gross additions and gross cancellations for certain types of memberships. In calculating the number of members, the Company has deducted its best estimate of cancellations which may occur during the trial membership periods offered in its marketing programs. Typically these periods range from one to three months.


Liquidity And Capital Resources; Inflation; Seasonality

Funds for the Company's operations and acquisitions have been provided through cash flow from operations and credit facilities. The Company has a credit agreement with General Electric Capital Corporation that currently provides for a $100 million revolving credit facility (the "Credit Agreement"). The amount of borrowings available to the Company under the Credit Agreement was $100 million at July 31, 1995, as there were no borrowings under the Credit Agreement at that date. The Credit Agreement is scheduled to expire June 1, 1997. The Company invested approximately $49.7 million in acquisitions, net of cash acquired, during the six months ended July 31, 1995. These acquisitions have been integrated into the Company's operations.




                 CUC INTERNATIONAL INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS (continued)



Liquidity And Capital Resources; Inflation; Seasonality (continued)


The Company is not aware of any trends, demands or uncertainties that will have a material effect on the Company's liquidity other than those relating to accounts receivable. The Company anticipates that cash flow from operations and the Credit Agreement will be sufficient to achieve its current long-term objectives. All of the assets of the Company and many of its subsidiaries, and all of the stock of many of the Company's subsidiaries, have been pledged to secure the Credit Agreement. Obligations under the Credit Agreement are guaranteed by certain of the Company's subsidiaries. The Credit Agreement contains certain customary restrictive covenants including, without limitation, financial covenants, as well as restrictions that preclude the payment of cash dividends on shares of Common Stock. The Credit Agreement also contains various event of default provisions including, without limitation, defaults arising from certain changes in corporate structure.

The  Company does not anticipate any material capital expenditures for  the
next  year.   Total  capital expenditures were $12.1 million  for  the  six months ended July 31, 1995.

The Company intends to continue to review potential acquisitions that it believes would enhance the Company's growth and profitability. Any acquisitions paid in cash will initially be financed through excess cash flow from operations and the Credit Agreement. However, depending on the financing necessary to complete an acquisition, additional funding may be required.

To date, the overall impact of inflation on the Company has not been material. Except for the cash receipts from the sale of discount coupon memberships, the Company's business is not seasonal. Most cash receipts from these memberships are received in the fourth quarter and, to a lesser extent, in the first and the third quarters of each fiscal year.

For the six months ended July 31, 1995, the Company's international businesses represented less than 1% of EBIT. To date, currency exposure has not been a significant competitive factor at the local market operating level. As international operations continue to expand and the number of cross-border transactions increases, the Company intends to continue monitoring its currency exposures closely and take prudent actions as appropriate.







PART II.  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a)  No reports on Form 8-K were filed during the quarter ended
     July 31, 1995.


(b)  Exhibit No.

       3.1 Restated Certificate of Incorporation of the Company, as filed November 21, 1991, as amended June 25, 1992, and as amended June 7, 1995 (filed as Exhibit 3.1 to the Company's Form 10-Q for the period ended April 30, 1995).*

       10. Management Contracts, Compensatory Plans and Arrangements

       10.1 Form of Employment Contract with E. Kirk Shelton and Christopher K. McLeod, dated February 1, 1987, as amended November 1, 1991 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).*


                  10.2 Employment Contract with Walter A. Forbes, dated January 1, 1987, as amended January 1, 1991, January 1, 1993 and October 1, 1993 (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994) (the "Forbes Employment Agreement").*

       10.3 Fourth Amendment to Forbes Employment Agreement, dated as of June 1, 1994 (filed as Exhibit 10.3 to the Company's Form 10-Q for the period ended July 31, 1994).*


       10.4 Agreement with Cosmo Corigliano, dated February 1, 1994 (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).*

       10.5 Agreement with Amy N. Lipton, dated April 1, 1987, as amended April 21, 1993 and March 2, 1994 (filed as Exhibit
               10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).*

       10.6 Form of Employee Stock Option under the 1987 Stock Option Plan (filed as Exhibit 10.6 to the Company's Form 10-Q for the period ended April 30, 1995).*

       10.7 Form of Director Stock Option for 1990 and 1992 Directors Stock Option Plans (filed as Exhibit 10.4 to the Company's Annual Report for the fiscal year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

       10.8 Form of Director Stock Option for 1994 Directors Stock Option Plan (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31,
               1995).*
PART II.  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (continued)



       10.9 1987 Stock Option Plan, as amended (filed as Exhibit 10.9 to the Company's Form 10-Q for the period ended April 30,
               1995).*

       10.10   1990  Directors  Stock  Option Plan, as  amended  (filed  as
               Exhibit 10.10 to the Company's Form 10-Q for the period ended April 30, 1995).*

       10.11   1992  Directors  Stock  Option Plan, as  amended  (filed  as
               Exhibit 10.11 to the Company's Form 10-Q for the period ended April 30, 1995).*

       10.12 1994 Directors Stock Option Plan (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).*

       10.13 Restricted Stock Plan and Form of Restricted Stock Plan Agreement (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

       10.14 Amended and Restated Credit Agreement between the Company and General Electric Capital Corporation dated June 30, 1994 (filed as Exhibit 10.12 to the Company's Form 10-Q for the period ended July 31, 1994).*

       11.     Schedule re:  Computation of Per Share Earnings (Unaudited)

       15.     Letter re:  Unaudited Interim Financial Information






















       *Incorporated by reference



                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           CUC International Inc.






September 1, 1995          WALTER A. FORBES
                           Walter A. Forbes - Chief Executive Officer and Chairman of the Board
                           (Principal Executive Officer)





September 1, 1995          COSMO CORIGLIANO
                           Cosmo Corigliano - Senior Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)


               INDEX TO EXHIBITS



Exhibit
No.                          Description                               Page



3.1 Restated Certificate of Incorporation of the Company, as filed November 21, 1991, as amended June 25, 1992, and as amended June 7, 1995 (filed as Exhibit 3.1 to the Company's Form 10-Q for the period ended April 30, 1995).*

10.    Management Contracts, Compensatory Plans and Arrangements

10.1 Form of Employment Contract with E. Kirk Shelton and Christopher K. McLeod, dated February 1, 1987, as amended November 1, 1991 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).*

10.2 Employment Contract with Walter A. Forbes, dated January 1, 1987, as amended January 1, 1991, January 1, 1993 and October 1, 1993 (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994) (the "Forbes Employment Agreement").*

10.3 Fourth Amendment to Forbes Employment Agreement, dated as of June 1, 1994 (filed as Exhibit 10.3 to the Company's
       Form 10-Q for the period ended July 31, 1994).*

10.4   Agreement with Cosmo Corigliano, dated February 1, 1994
       (filed as Exhibit 10.6 to the Company's Annual Report on
       Form 10-K for the fiscal year ended January 31, 1995).*

10.5 Agreement with Amy N. Lipton, dated April 1, 1987, as amended April 21, 1993 and March 2, 1994 (filed as
       Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).*

10.6   Form of Employee Stock Option under the 1987 Stock Option
       Plan (filed as Exhibit 10.6 to the Company's Form 10-Q for the period ended April 30, 1995).*

10.7 Form of Director Stock Option for 1990 and 1992 Directors Stock Option Plans (filed as Exhibit 10.4 to the Company's Annual Report for the fiscal year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

10.8   Form of Director Stock Option for 1994 Directors Stock
       Option Plan (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended
       January 31, 1995).*

10.9 1987 Stock Option Plan, as amended (filed as Exhibit 10.9 to the Company's Form 10-Q for the period ended April 30, 1995).*
                      INDEX TO EXHIBITS  (Continued)



Exhibit
No.                          Description                               Page



10.10  1990 Directors Stock Option Plan, as amended (filed as
       Exhibit 10.10 to the Company's Form 10-Q for the period ended April 30, 1995).*

10.11  1992 Directors Stock Option Plan, as amended (filed as
       Exhibit 10.11 to the Company's Form 10-Q for the period ended April 30, 1995).*

10.12 1994 Directors Stock Option Plan (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).*

10.13 Restricted Stock Plan and Form of Restricted Stock Plan Agreement (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

10.14 Amended and Restated Credit Agreement between the Company and General Electric Capital Corporation dated June 30, 1994
       (filed as Exhibit 10.12 to the Company's Form 10-Q for the period ended July 31, 1994).*

11.    Schedule re:  Computation of Per Share Earnings (Unaudited)

15.    Letter re:  Unaudited Interim Financial Information