Form 10-Q
period 1995-10-31
CUC INTERNATIONAL INC /DE/
filed 1995-12-11
CIK 723612

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q
 (Mark One)

[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities Exchange Act of 1934

For the quarterly period ended October 31, 1995
                               or
[  ]  Transition Report Pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934

For the transition period from                 to

                Commission File Number:  1-10308


                     CUC International Inc.
     (Exact name of registrant as specified in its charter)

Delaware                                           06-0918165
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

       707 Summer Street
     Stamford,  Connecticut                          06901
(Address of principal executive offices)          (Zip Code)

                  (203) 324-9261
(Registrant's telephone number, including area code)


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

            APPLICABLE  ONLY TO  CORPORATE  ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common  Stock, $.01 par value - 182,294,108 shares as of November
30, 1995


                              INDEX



             CUC INTERNATIONAL INC. AND SUBSIDIARIES



PART I. FINANCIAL INFORMATION                              PAGE



Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - October 31, 1995
  and January 31, 1995.                                     3

Condensed Consolidated Statements of Income - Three
  and Nine months ended October 31, 1995 and 1994.          4

Condensed Consolidated Statements of Cash Flows - Nine
  months ended October 31, 1995 and 1994.                   5

Notes to Condensed Consolidated Financial Statements.       6

Independent Accountants' Review Report.                     9
Item  2.    Management's  Discussion and  Analysis  of
            Financial Condition and Results of Operations  10


PART II.  OTHER INFORMATION

Item  6.  Exhibits and Reports on Form 8-K                 16


SIGNATURES                                                 18

INDEX TO EXHIBITS                                          19

PART I.  FINANCIAL  INFORMATION
CUC INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
                                          Oct. 31, Jan. 31,
                                            1995     1995
                                       (Unaudited)
Assets
Current Assets
     Cash and cash equivalents            $160,261 $180,648
     Receivables                           255,303  188,185
     Membership solicitations in process    57,203   45,636
     Prepaid membership materials           44,830   26,503
     Ppd expenses, deferred taxes & other   88,859   62,929
        Total Current Assets               606,456  503,901

Contract renewal rights & intangible assets -
  net of accumulated amortization of
  $85,541 and $71,646                      262,973  195,688
Properties, at cost, less accumulated
  depreciation of $66,187 and $48,918       55,027   35,089
Deferred income taxes                        5,106   16,778
Other                                       28,061   16,696
                                          $957,623 $768,152

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable & accrued expenses &
    federal & state income taxes payable  $102,942 $109,489

        Total Current Liabilities          102,942  109,489

Deferred membership income, net            211,024  197,010
Zero coupon convertible notes - net of
  unamortized original issue discount of
  $1,022 and $2,507                         14,347   15,046
Other                                        3,833    3,285

Shareholders' Equity
  Common stock-par value $.01 per share;
    authorized 400 million shares and
    200 million shares; issued 184,782,714
    shares and 174,538,445 shares            1,848    1,745
  Additional paid-in capital               304,549  216,286
  Retained earnings                        344,242  235,796
  Treasury stock, at cost, 3,250,036
    shares and 2,757,894 shares            (25,162) (10,505)
Total Shareholders' Equity                 625,477  443,322
                                          $957,623 $768,152


See notes to condensed consolidated financial statements.



CUC INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)



                                          Three Months Ended
                                               October 31,
                                            1995     1994

REVENUES
  Membership & service fees & other       $341,406 $263,735

     Total Revenues                        341,406  263,735

EXPENSES
     Operating                              90,784   70,694
     Marketing                             134,631  106,363
     General and administrative             50,049   37,329
     Interest (income) expense, net, and
       amort. of restricted stock comp.       (643)     211

     Total Expenses                        274,821  214,597

INCOME  BEFORE  INCOME  TAXES               66,585   49,138

Provision for income taxes                  25,831   18,893

NET  INCOME                                $40,754  $30,245

Net Income Per Common Share                  $0.22    $0.17

Weighted Average Number of
Common and Dilutive Common
Equivalent Shares Outstanding              188,734  177,428




See notes to condensed consolidated financial statements.


CUC INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)



                                          Nine Months Ended
                                             October 31,
                                            1995     1994

REVENUES
  Membership & service fees & other       $979,886 $762,940

     Total Revenues                        979,886  762,940

EXPENSES
     Operating                             263,404  206,868
     Marketing                             385,684  307,771
     General and administrative            145,345  109,390
     Interest (income) expense, net, and
       amort. of restricted stock comp.       (838)   1,123

     Total Expenses                        793,595  625,152

INCOME  BEFORE  INCOME  TAXES              186,291  137,788

Provision for income taxes                  70,884   52,979

NET  INCOME                               $115,407  $84,809

Net Income Per Common Share                  $0.62    $0.48

Weighted Average Number of
Common and Dilutive Common
Equivalent Shares Outstanding              186,873  176,400




See notes to condensed consolidated financial statements.



CUC INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)


                                             OCTOBER 31,
NINE MONTHS ENDED                           1995     1994
OPERATING  ACTIVITIES:
Net income                                $115,407  $84,809
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Membership acquisition costs          (330,357)(262,626)
    Amort of membership acquisition costs  305,472  261,335
    Deferred membership income              10,960   (7,004)
    Amort of contract renewal rights &
      rights and excess cost                13,793   10,652
    Deferred income taxes                   13,986   11,402
    Amortization of original issue
      discount on convertible notes          1,236    1,094
    Amort of restricted stock compensation              303
    Depreciation                             9,850    6,336

           Changes in working capital items,
             net of acquisitions:
           Increase in receivables         (48,530) (29,539)
           Increase in membership
             solicitations in process      (11,567)  (3,349)
           Incr in ppd membership mat'ls   (12,439) (15,654)
           Increase in prepaid expenses    (21,349) (19,409)
           Net (decrease) increase in
             accounts payable & accrued
             expenses and federal and
             state income taxes payable   (17,776)   12,114
           Other, net                     (12,781)   (2,387)
Net cash provided by operating activities   15,905   48,077
INVESTING  ACTIVITIES:
Acquisitions, net of cash acquired        (42,352)  (5,045)
Acquisitions of properties                (20,272) (10,375)
Net cash used in investing activities     (62,624) (15,420)
FINANCING  ACTIVITIES:
Issuance of Common Stock                    26,332    9,084
Net cash provided by financing activities   26,332    9,084
Net (decr) incr in cash & cash equivalents (20,387)  41,741
Cash & cash equiv at beginning of period   180,648  116,937
Cash & cash equivalents at end of period  $160,261 $158,678



See notes to condensed consolidated financial statements.



             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 1995 are not necessarily indicative of the results that may be expected for the year ending January 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K filing for the year ended January 31, 1995. The condensed consolidated financial statements at October 31, 1995 and for the three and nine months ended October 31, 1995 and 1994 are unaudited, but have been reviewed by independent accountants and their report is included herein.


NOTE 2 -- DEFERRED MEMBERSHIP INCOME, NET

Deferred membership income, net, included in the condensed consolidated balance sheets is comprised of the following (in thousands):
                                         October 31,    January 31,
                                            1995            1995

Deferred membership income                $462,745        $408,426
Less unamortized membership acquisition
    costs                                 (251,721)       (211,416)
Deferred membership income, net           $211,024        $197,010


NOTE 3 --  MERGERS AND ACQUISITIONS

During February 1995, the Company acquired all of the outstanding capital stock of Welcome Wagon International, Inc. ("Welcome Wagon") and substantially all of the assets of a related entity, Gifts International, Inc., for $19.5 million in cash. Welcome Wagon provides merchant advertising through direct visits by its representatives to consumer households.

During March 1995, the Company acquired all of the outstanding capital stock of the parent of its European licensee, CUC Europe Limited, for $13 million. The purchase price was satisfied by the payment of $12 million in cash and the issuance of 42,147 shares of the Company's common stock, par value $.01 per share ("Common Stock").

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




             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)


NOTE 3 --  MERGERS AND ACQUISITIONS (continued)

These acquisitions were accounted for in accordance with the purchase method of accounting and, accordingly, their results of operations have been included in the consolidated results of operations from the respective dates of acquisition. The results of these entities' operations for the periods prior to their acquisition were not significant to the Company's operations.

During June 1995, the Company acquired all of the outstanding capital stock of Getko Group Inc. ("Getko") for a purchase price of approximately $100 million, which was satisfied by the issuance of approximately 3.7 million shares of Common Stock. Getko distributes complimentary welcoming packages to new homeowners throughout the United States and Canada. The acquisition was accounted for as a pooling-of-interests; however, financial statements for periods prior to February 1, 1995 have not been restated due to immateriality.

During September 1995, the Company acquired all of the outstanding capital stock of North American Outdoor Group, Inc. ("NAOG") for a purchase price of approximately $52 million, which was satisfied by the issuance of approximately 1.5 million shares of Common Stock. NAOG owns one of the largest private, for-profit hunting and general interest fishing membership organizations in the United States, and also owns a handyman membership organization. The acquisition was accounted for as a pooling-of-interests; however, financial statements for periods prior to February 1, 1995 have not been restated due to immateriality.

During October 1995, the Company and one of its wholly owned subsidiaries ("Merger Sub") entered into an Agreement and Plan of Merger with Advance Ross Corporation ("Advance Ross") pursuant to which the Company, Merger Sub and Advance Ross plan to consummate a merger (the "Merger") in which Merger Sub will be merged with and into Advance Ross. In the Merger, each share of common stock, par value $.01 per share, of Advance Ross issued and outstanding immediately prior to the effective time of the Merger will be converted into five-sixths (5/6) of one share of Common Stock, subject to certain adjustments. In addition, all shares of 5% Cumulative Preferred Stock, $25 par value, of Advance Ross issued and outstanding immediately prior to the effective time of the Merger will be converted in the Merger into shares of Common Stock having a value equal to the liquidation preference of such shares, subject to the obligation of Advance Ross to redeem such shares under certain circumstances in lieu of such conversion. The consummation of the Merger is subject to certain customary closing conditions, including the approval of the holders of Advance Ross common stock. This transaction will be accounted for under the pooling-of-interests method of accounting and is expected to be completed during January 1996.












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

For the three and nine months ended October 31, 1995, $95,100 and $2.2 million principal of zero coupon convertible notes were converted into 14,432 shares and 331,471 shares of Common Stock, respectively, and the related unamortized original issue discount ($87,000 and $1.9 million, respectively) was charged against additional paid-in capital. The balance of the change in additional paid-in capital and treasury stock relates to stock option activity.

Net income per share, assuming the conversions of the zero coupon convertible notes occurred at the beginning of the periods, would not differ significantly from the Company's actual earnings per share for the three and nine month periods ended October 31, 1995.


NOTE 5 -- INCOME TAXES

The Company's effective tax rate differs from the Federal statutory rate principally because of state income taxes and non-deductible amortization of the excess of cost over net assets acquired.


             Independent Accountants' Review Report



Shareholders and Board of Directors
CUC International Inc.



We have reviewed the accompanying condensed consolidated balance sheet of CUC International Inc. as of October 31, 1995, and the related condensed consolidated statements of income for the three-month and nine-month periods ended October 31, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine-month periods ended October 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

Stamford, Connecticut
November 29, 1995








             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

             Three Months Ended October 31, 1995 vs.
               Three Months Ended October 31, 1994


The Company's overall membership base continues to grow at a rapid rate (from 32.9 million members at October 31, 1994 to 40 million members at October 31, 1995), which is the largest contributing factor to the 29% increase in revenues (from $263.7 million for the quarter ended October 31, 1994 to $341.4 million for the quarter ended October 31, 1995). While the overall membership base increased by approximately 2 million members during the quarter (of which approximately 1 million members came from an acquisition completed during the quarter (members resulting from acquisitions being "Acquired Members")), the average annual fee collected for the Company's membership services increased by less than 1%. The change in the average annual fee is principally due to the addition of Acquired Members at a lower average annual fee. The Company divides its memberships into three categories: individual, wholesale and discount coupon program memberships. All of these categories share various aspects of the Company's marketing and operating resources. Compared to the previous year's third quarter, individual, wholesale and discount coupon program memberships grew by 29%, 10% and 19%, respectively. For the quarter ended October 31, 1995, individual, wholesale and discount coupon program memberships represented 70%, 13% and 17% of revenues, respectively. The Company maintains a flexible marketing plan so that it is not dependent on any one service for the future growth of the total membership base.

As the Company's services continue to mature, a greater percentage of the total individual membership base is in its renewal years. This results in increased profit margins for the Company due to the significant decrease in certain marketing costs incurred on renewing members. As a result, operating income before interest, amortization of restricted stock compensation, and taxes ("EBIT") increased from $49.3 million to $65.9 million, and EBIT margins improved from 18.7% to 19.3%. The Company has not experienced any difficulty in acquiring or renewing members in the current economic climate.

Individual membership usage continues to increase, which contributes to additional service fees and indirectly contributes to the Company's strong renewal rate. Historically, an increase in overall membership usage has had a favorable impact on renewal rates. The Company records its deferred revenue net of estimated cancellations which are anticipated in the Company's marketing programs.

Operating  costs  increased  28% (from  $70.7  million  to  $90.8 million). The major components of the Company's operating costs continue to be personnel, telephone, computer processing, participant insurance premiums (the cost of obtaining insurance coverage for members) and travel cash awards. Travel members are entitled to receive cash awards based on travel booked with the Company. For the quarter ended October 31, 1995, these awards represent less than 5% of total operating costs. The increase in overall operating costs is due principally to the variable nature of many of these costs and, therefore, the additional costs incurred to support the growth in the membership base. Historically, the Company has seen a direct correlation between providing a high level of service to its members and improved retention.




             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

             Three Months Ended October 31, 1995 vs.
               Three Months Ended October 31, 1994


Marketing costs decreased as a percentage of revenue (from 40% to 39%). This is primarily due to improved per member acquisition costs and an increase in renewing members. Membership acquisition costs incurred increased 40% (from $103 million to $144.3 million). Marketing costs include the amortization of membership acquisition costs and other marketing costs, which primarily consist of membership communications and sales expenses. Amortization of membership acquisition costs increased by 22% (from $90.1 million to $110.3 million). Other marketing costs increased by 49% (from $16.3 million to $24.3 million). These increases resulted primarily from the costs of servicing a larger membership base. The marketing functions for the Company's various consumer services are combined.

The Company routinely reviews all renewal rates and has not seen any material change over the last year in the average renewal rate. Based on current information, the Company does not anticipate that the average renewal rate will change significantly. Renewal rates are calculated by dividing the total number of renewing members not requesting a refund during their renewal year by the total number of members up for renewal.

General and administrative costs increased as a percentage of revenue (from 14% to 15%). This is principally due to the acquisitions completed during the nine months ended October 31, 1995. Interest (income) expense, net, decreased from $.2 million to ($.6 million) primarily due to the reduced level of amortization associated with the Company's zero coupon convertible notes and the net interest income from the increased level of cash generated by the Company for investment.

During the first nine months of fiscal 1996, the Company completed several acquisitions (the "Acquisitions") (see Note 3 in Notes to Condensed Consolidated Financial Statements). The operating activity of the companies acquired in the Acquisitions is included in both revenues and pre-tax profits for the third quarter; however, the operating activity resulting from the Acquisitions is not included in the prior year's third quarter. The Acquisitions were not significant to the Company's results of operations.



             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

             Nine Months Ended October 31, 1995 vs.
               Nine Months Ended October 31, 1994


The Company's overall membership base continues to grow at a rapid rate (from 32.9 million members at October 31, 1994 to 40 million members at October 31, 1995), which is the largest contributing factor to the 28% increase in revenues (from $762.9 million for the nine months ended October 31, 1994 to $979.9 million for the nine months ended October 31, 1995). While the overall membership base increased by approximately 6.1 million members during the nine months (of which approximately 3.1 million were Acquired Members), the average annual fee collected for the Company's membership services increased by 1%. The change in the average annual fee is principally due to the addition of Acquired Members at a lower average annual fee. The Company divides its memberships into three categories: individual, wholesale and discount coupon program memberships. All of these categories share various aspects of the Company's marketing and operating resources. Compared to the previous year's first nine months, individual, wholesale and discount coupon program memberships grew by 21%, 9% and 15%, respectively. For the nine months ended October 31, 1995, individual, wholesale and discount coupon program memberships represented 70%, 13% and 17% of revenues, respectively. The Company maintains a flexible marketing plan so that it is not dependent on any one service for the future growth of the total membership base.

As the Company's services continue to mature, a greater percentage of the total individual membership base is in its renewal years. This results in increased profit margins for the Company due to the significant decrease in certain marketing costs incurred on renewing members. As a result, EBIT increased from $138.9 million to $185.5 million, and EBIT margins improved from 18.2% to 18.9%. The Company has not experienced any difficulty in acquiring or renewing members in the current economic climate.

Individual membership usage continues to increase, which contributes to additional service fees and indirectly contributes to the Company's strong renewal rate. Historically, an increase in overall membership usage has had a favorable impact on renewal rates. The Company records its deferred revenue net of estimated cancellations which are anticipated in the Company's marketing programs.

Operating costs increased 27% (from $206.9 million to $263.4 million). The major components of the Company's operating costs continue to be personnel, telephone, computer processing, participant insurance premiums (the cost of obtaining insurance coverage for members) and travel cash awards. Travel members are entitled to receive cash awards based on travel booked with the Company. For the nine months ended October 31, 1995, these awards represent less than 5% of total operating costs. The increase in overall operating costs is due principally to the variable nature of many of these costs and, therefore, the additional costs incurred to support the growth in the membership base. Historically, the Company has seen a direct correlation between providing a high level of service to its members and improved retention.







             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

             Nine Months Ended October 31, 1995 vs.
               Nine Months Ended October 31, 1994


Marketing costs decreased as a percentage of revenue (from 40% to 39%). This is primarily due to improved per member acquisition costs and an increase in renewing members. Membership acquisition costs incurred increased 26% (from $262.6 million to $330.4 million). Marketing costs include the amortization of membership acquisition costs and other marketing costs, which primarily consist of membership communications and sales expenses. Amortization of membership acquisition costs increased by 17% (from $261.3 million to $305.5 million). Other marketing costs increased by 72% (from $46.5 million to $80.2 million). These increases resulted primarily from the costs of servicing a larger membership base. The marketing functions for the Company's various consumer services are combined.

The Company routinely reviews all renewal rates and has not seen any material change over the last year in the average renewal rate. Based on current information, the Company does not anticipate that the average renewal rate will change significantly. Renewal rates are calculated by dividing the total number of renewing members not requesting a refund during their renewal year by the total number of members up for renewal.

General and administrative costs increased as a percentage of revenue (from 14% to 15%). This is principally due to the acquisitions completed during the nine months ended October 31, 1995. Interest (income) expense, net, and amortization of restricted stock compensation decreased from $1.1 million to ($.8 million) primarily due to the reduced level of amortization associated with the Company's restricted stock and zero coupon convertible notes and the net interest income from the increased level of cash generated by the Company for investment.

During the first nine months of fiscal 1996, the Company completed the Acquisitions (see Note 3 in Notes to Condensed Consolidated Financial Statements). The operating activity of the companies acquired in the Acquisitions is included in both revenues and pre-tax profits for the nine months ended October 31, 1995; however, the operating activity resulting from the Acquisitions is not included in the prior year's first nine months. The Acquisitions were not significant to the Company's results of operations.



             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

Membership Information

The following chart sets forth the approximate number of members and net additions for the respective periods.

                                                       Net New Member
                                        Number of         Additions
Period                                   Members       for the Period

Nine Months Ended October 31, 1995      39,985,000        6,135,000*
Year  Ended  January  31,  1995         33,850,000        3,000,000
Nine  Months  Ended  October 31,  1994  32,925,000        2,075,000
Year  Ended  January  31,  1994         30,850,000        3,250,000
Quarter  Ended  October  31,  1995      39,985,000        1,960,000**
Quarter  Ended  October  31,  1994      32,925,000          600,000

  *Includes approximately 3.1 million Acquired Members.
**Includes approximately 1 million Acquired Members.

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


Liquidity And Capital Resources; Inflation; Seasonality

Funds for the Company's operations and acquisitions have been provided through cash flow from operations. The Company also has a credit agreement with General Electric Capital Corporation that currently provides for a $100 million revolving credit facility (the "Credit Agreement"). The amount of borrowings available to the Company under the Credit Agreement was $100 million at October 31, 1995, as there were no borrowings under the Credit Agreement at that date. The Credit Agreement is scheduled to expire June 1, 1997. The Company invested approximately $42.4 million in acquisitions, net of cash acquired, during the nine months ended October 31, 1995.







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

The Company does not anticipate any material capital expenditures for the next year. Total capital expenditures were $20.3 million for the nine months ended October 31, 1995.

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

For the nine months ended October 31, 1995, the Company's international businesses represented less than 1% of EBIT. To date, currency exposure has not been a significant competitive factor at the local market operating level. As international operations continue to expand and the number of cross-border transactions increases, the Company intends to continue monitoring its currency exposures closely and take prudent actions as appropriate.















PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibit
     No.                      Description

      3.1   Restated Certificate of Incorporation of the Company,
as filed November 21, 1991,             as amended June 25, 1992,
and as amended June 7, 1995 (filed as Exhibit 3.1 to Company's Annual Report on Form 10-Q for the period ended April 30, 1995).*
       10.    Management   Contracts,  Compensatory   Plans   and
Arrangements

          10.1 Form of Employment Contract with E. Kirk Shelton and Christopher K. McLeod, dated February 1, 1987, as amended November 1, 1991 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year end January 31, 1994).*

          10.2 Employment Contract with Walter A. Forbes, dated January 1, 1987, as amended January 1, 1991, January 1, 1993 and October 1, 1993 (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994) (the "Forbes Employment Agreement").*

          10.3 Fourth Amendment to Forbes Employment Agreement, dated as of June 1, 1994 (filed as Exhibit 10.3 to the Company's Form 10-Q for the period ended July 31,
          1994).*

          10.4 Agreement with Cosmo Corigliano, dated February 1,
          1994  (filed  as  Exhibit 10.6 to the Company's  Annual
          Report  on Form 10-K for the fiscal year ended  January
          31, 1995).*

          10.5 Agreement with Amy N. Lipton, dated April 1, 1987, as amended April 21, 1993 and March 2, 1994 (filed as
          Exhibit 10.7 to the Company's Annual Report on Form 10-
          K for the fiscal year ended January 31, 1995).*

          10.6 Form of Employee Stock Option under the 1987 Stock
          Option  Plan  (filed as Exhibit 10.6 to  the  Company's
          Form 10-Q for the period ended April 30, 1995).*

          10.7 Form of Director Stock Option for 1990 and 1992 Directors Stock Options Plans (filed as Exhibit 10.4 to the Company's Annual Report for the fiscal year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

          10.8  Form  of Director Stock Option for 1994 Directors
          Stock  Option  Plan (filed as   Exhibit  10.10  to  the
          Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).*

          10.9  1987  Stock  Option Plan, as  amended  (filed  as
          Exhibit 10.9 to the Company's Form 10-Q for the period ended April 30, 1995).*

          10.10      1990 Directors Stock Option Plan, as amended
          (filed as Exhibit 10.10. to the Company's Form 10-Q for the period ended April 30, 1995).*


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

          10.15 Agreement and Plan of Merger, dated October 17, 1995, among CUC International Inc., Retreat Acquisition Corporation and Advance Ross Corporation (filed as Exhibit 2 to the Company's Registration Statement on Form S-4, Registration No. 33-64801, filed on December 7, 1995).*

          11.   Statement re:  Computation of Per Share  Earnings
          (Unaudited)

          15.    Letter   re:      Unaudited  Interim   Financial
          Information


(b) During the quarter ended October 31, 1995, the Company filed the following Current Reports on Form 8-K:

     (1) Current Report on Form 8-K, filed on September 5, 1995, reporting an Item 5 ("Other Events") event.
     (2) Current Report on Form 8-K, filed on October 18, 1995, reporting an Item 5 ("Other Events") event.
     (3) Current Report on Form 8-K, filed on October 20, 1995, reporting an Item 5 ("Other Events") event.












       *Incorporated by reference

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CUC INTERNATIONAL INC.
                              (Registrant)





Date: December 11, 1995  By:  WALTER  A.  FORBES
                              Walter A. Forbes - Chief Executive Officer
                                              and Chairman of the Board
                                             (Principal Executive Officer)





Date: December 11, 1995  By:  COSMO CORIGLIANO
                              Cosmo Corigliano - Senior Vice President
                                              and Chief Financial Officer
                                             (Principal Financial and
                                                   Accounting Officer)























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

10.15 Agreement and Plan of Merger, dated October 17, 1995, among CUC International Inc., Retreat Acquisition Corporation and Advance Ross Corporation (filed as Exhibit 2 to the Company's Registration Statement on Form S-4, Registration No. 33-64801, filed on December 7, 1995).*

11.  Statement re:  Computation of Per Share Earnings (Unaudited)

15.  Letter re:     Unaudited Interim Financial Information



















       *Incorporated by reference