Form 10-K
period 1996-01-31
CUC INTERNATIONAL INC /DE/
filed 1996-04-25
CIK 723612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark one)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1996

                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                         Commission file number 1-10308
                                                -------

                             CUC International Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                                    06-0918165
- --------------------------------------------------------------------    ------------------------------------
      (State or other jurisdiction of incorporation or organization)    (I.R.S. employer identification no.)

             707 Summer Street, Stamford, Connecticut                                06901
- --------------------------------------------------------------------    ------------------------------------
               (Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (203) 324-9261
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:


                                                                           Name of each exchange
                     Title of each class                                    on which registered
                     -------------------                                 -------------------------


              Common Stock, $.01 Par Value                                 New York Stock Exchange
              ----------------------------                                 -----------------------


      Zero Coupon Convertible Debentures, $100 Face Amount                 New York Stock Exchange
      ----------------------------------------------------                 -----------------------



       Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 1996, was $5,391,322,648. All officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant. The number of shares of the registrant's Common Stock outstanding, $.01 par value, as of March 29, 1996 was 190,460,240 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be mailed to stockholders in connection with the registrant's annual shareholders' meeting to be held June 5, 1996 ("Proxy Statement") are incorporated by reference into Part III hereof.


                                TABLE OF CONTENTS




Item                                   Description                                          Page
- ----                                   -----------                                          ----

         PART I

    1    Business...............................................................................1
    2    Properties.............................................................................8
    3    Legal Proceedings......................................................................8
    4    Submission of Matters to a Vote of Security Holders....................................8


         PART II


    5    Market for the Registrant's Common Stock and Related Stockholder Matters................9
    6    Selected Financial Data................................................................10
    7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...........................................................11
    8    Financial Statements and Supplementary Data............................................16
    9    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.................................................35


         PART III

   10    Directors and Executive Officers of the Registrant.....................................36
   11    Executive Compensation.................................................................36
   12    Security Ownership of Certain Beneficial Owners and Management.........................36
   13    Certain Relationships and Related Transactions.........................................36


         PART IV

   14    Exhibits, Financial Statement Schedules and Report on Form 8-K.........................37

         Signatures.............................................................................40

         Index to Exhibits......................................................................42


PART I
- ------

ITEM 1.       BUSINESS


GENERAL

CUC International Inc. (the "Company") is a membership-based consumer services company, providing consumers with access to a variety of services. The Company currently has approximately 46.5 million members using its various services. The Company operates in one business segment, providing these services as individual, wholesale or discount program memberships ("memberships") (see "-Types of Memberships"). These memberships include such components as shopping, travel, auto, dining, home improvement, lifestyle, vacation exchange, credit card and checking account enhancement packages, financial products and discount programs. The Company also administers insurance package programs which are generally combined with discount shopping and travel for credit union members, distributes welcoming packages which provide new homeowners with discounts for local merchants, and provides travelers with value-added tax refunds (see "-Membership Services"). The Company believes it is the leading provider of membership based consumer services of these types in the United States (see "-Competition"). The Company's activities are conducted principally through its Comp-U-Card division ("Comp-U-Card") and the Company's wholly-owned subsidiaries, FISI* Madison Financial Corporation ("FISI"), Benefit Consultants, Inc. ("BCI"), Interval International Inc. ("Interval") and Entertainment Publications, Inc. ("Entertainment").

The Company derives its revenues principally from membership fees. Membership fees vary depending upon the particular membership program, and annual fees to consumers generally range from $6 to $250 per year. Most of the Company's memberships are for one-year renewable terms, and members are generally entitled to unlimited use during the membership period of the service for which the member has subscribed. Members generally may cancel their membership and obtain a full refund at any point during the membership term.

The Company arranges with client financial institutions, retailers, oil companies, credit unions, on-line networks, fundraisers and others to market certain membership services to such clients' individual account holders and customers. Participating institutions generally receive commissions on initial and renewal memberships, averaging twenty percent of the net membership fees. The Company's contracts with these clients generally grant the Company the right to continue providing membership services directly to such clients' individual account holders even if the client terminates the contract, provided that the client continues to receive its commission.

The Company solicits members for many of its programs by direct marketing and by using a direct sales force calling on financial institutions, fund raising charitable institutions and associations. Some of the Company's individual memberships are available on-line to interactive computer users via major on-line services and the Internet's World Wide Web (see"-Distribution Channels"). For the fiscal year ended January 31, 1996, approximately 442 million solicitation pieces were mailed, followed-up by approximately 59 million telephone calls.

Individual memberships represented 63%, 65% and 69% of consolidated revenues for the fiscal years ended January 31, 1996, 1995 and 1994, respectively. Wholesale memberships represented 14%, 13% and 14% of consolidated revenues for the fiscal years ended January 31, 1996, 1995 and 1994, respectively. Discount program memberships represented 23%, 22% and 17% of consolidated revenues for the fiscal years ended January 31, 1996, 1995 and 1994, respectively. Membership revenue is recorded net of anticipated cancellations (see Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Membership Information").

TYPES OF MEMBERSHIPS

The Company offers Shoppers Advantage(R), Travelers Advantage(R), AutoVantage(R), Premier Dining(R), PrivacyGuard(R), Buyers Advantage(R), Credit Card Guardian(R) and other membership services. These benefits are offered as individual memberships, as components of wholesale membership enhancement packages and insurance products, and as components of discount program memberships. A brief description of the different types of memberships are as follows:

Individual Memberships. The Company classifies memberships as individual memberships if 1) the member pays directly for the services; 2) the Company pays for the marketing costs to solicit the member and primarily markets these services using direct marketing techniques; 3) the membership is sold at full price; and 4) the initial fulfillment kit consists of a variety of membership materials such as a membership card, information describing the service and discount coupons applicable to the service. Examples of these memberships include Shoppers Advantage(R), Travelers Advantage(R) and AutoVantage(R) and insurance products, which are sold at prices generally between $10 and $250 per year.

Wholesale Memberships. The Company classifies memberships as wholesale memberships if 1) the Company does not pay for the marketing costs to solicit the member; 2) the initial fulfillment kit consists of a variety of membership materials such as a membership card and information describing the service; 3) the memberships may be sold at full or discounted group prices; and 4) the member or the sponsor pays for the membership. Examples of these memberships include enhancement packages sold through banks and credit unions and insurance products sold to credit unions, for which the Company acts as a third party administrator. Fees for these memberships are generally between $6 and $50 per year.

Discount Program Memberships. The Company classifies memberships as discount program memberships if 1) the initial fulfillment materials consist of various offers of local or national discounts; 2) the primary marketing method is through either a direct sales force contacting primarily fundraising institutions, a participating merchant or general advertising; and 3) the member or a local merchant generally pays for the membership. Examples of these memberships include the Entertainment(R) and Gold C(R) coupon book programs. Fees to consumers for these memberships generally range from $10 to $50 per year.

MEMBERSHIP SERVICES

The various memberships may contain all or some of the features of the following services:

Shopping. Shoppers Advantage(R) is a discount shopping program whereby the Company, through Compu-U-Card Services, Inc., provides product price information and home shopping services to its members. The Company's merchandise database contains information on approximately 250,000 brand name products, including a written description of the product, the manufacturer's suggested retail price, the vendor's price, features and availability. All of these products may be purchased through the Company's independent vendor network. Vendors include manufacturers, distributors and retailers nationwide. Individual members are entitled to an unlimited number of toll-free calls seven days a week to the Company's shopping consultants, who access the merchandise database to obtain the lowest available fully delivered cost from participating vendors for the product requested and accept any orders that the member may place. The Company informs the vendor providing the lowest price of the member's order and that vendor then delivers the requested product directly to the member. The Company acts as a conduit between its members and the vendors; accordingly, it does not maintain an inventory of products.

As part of its individual member Shoppers Advantage(R) program, the Company distributes catalogs eight to twelve times per year to certain members. In addition, the Company automatically extends the manufacturer's warranty on all products purchased through the Shoppers Advantage(R) program and offers a low price guarantee.

Travel. Travelers Advantage(R) is a discount travel service program whereby the Company, through CUC Travel Services, Inc. ("CUC Travel") (a full-service travel agency), obtains information on schedules and rates for major scheduled airlines, hotel chains and car rental agencies from the American Airlines Sabre(R) Reservation System. In addition, the Company maintains its own database containing information on tours, cruises, travel packages and short-notice travel arrangements. Members book their reservations through CUC Travel, which earns commissions (ranging from 5%-25%) on all travel sales from the providers of the travel services. Certain Travelers Advantage(R) members can earn cash awards from the Company equal to a specified percentage (generally 5%) of the price of travel arrangements purchased by the member through CUC Travel.

Travel members may book their reservations by making toll-free telephone calls seven days a week, twenty-four hours a day to agents at CUC Travel. CUC Travel's agents reserve the lowest air, hotel and car rental fares available for the members' travel requests.

Auto. The Company's auto service, AutoVantage(R), offers members comprehensive new car summaries and discounts on new domestic and foreign cars purchased through the Company's independent dealer network (which includes approximately 2,000 dealers); discounts on maintenance, tires and parts at more than 25 chains and more than 23,000 locations, including well known chains such as Goodyear and Firestone; discounts on parts and labor at participating AutoVantage(R) new car dealers across the country; and used car valuations. AutoVantage Gold(R) offers members additional services including road and tow emergency assistance 24 hours a day in the United States.

Dining. Premier Dining(R) and Dinner on Us Club(R) feature two-for-one dining offers at more than 19,000 restaurants in major metropolitan areas across the United States. The Company also manages AAdvantage Dining, a program which allows American AAdvantage members to earn three miles for each dollar spent (pre-tip total) for dining at nearly 3,000 participating restaurants in the United States.

Credit Card Guardian. Credit Card Guardian(R) enables consumers to register their credit and debit cards with the Company so that account numbers of these cards may be kept securely in one place. If the member notifies the Company that any of these credit or debit cards are lost or stolen, the Company will notify the issuers of these cards, arrange for them to be replaced and reimburse the member for any amount for which the card issuer may hold the member liable.

Buyers Advantage. The Buyers Advantage(R) service extends the manufacturer's warranty on products purchased by the member. This service also rebates 20% of repair costs and offers members price protection by refunding any difference between the price the member paid for an item and its reduced price, should the item be sold at a lower price within sixty days after purchase.

CompleteHome. The CompleteHome(R) service is designed to save members time and money in maintaining and improving their homes. Members can order do-it-yourself "How-To Guides" or call the service for a tradesperson referral. Over 10,000 tradespersons are available nationally through a toll-free phone line. Members also receive discounts on a full range of home-related products and services.

Health Services. The HealthSaver membership provides discounts ranging from 10% to 60% off retail prices on prescription drugs, eyewear, eyecare, selected health-related services and fitness equipment, including sporting goods. The service also makes available to consumers health-related information through various services, including Nurseline, which provides members with general medical information explaining common medical conditions in simple language. Members also receive a subscription to a leading health newsletter. Members may also purchase prescription and over-the-counter drugs through the mail.

PrivacyGuard Service. The PrivacyGuard(R) service provides members with a comprehensive and understandable means of monitoring key personal information. The service offers a member access to information in four key areas: credit history, driving records maintained by state motor vehicle authorities, Social Security records and medical files maintained by third parties. This information is designed to assist members in updating and correcting information concerning themselves and in obtaining mortgages or loans, applying for insurance and planning for retirement.

Vacation Exchange Service. The Company, primarily through Interval, provides its members with the ability to exchange their timeshare vacation weeks with those of other members. Members receive an annual catalog detailing all properties available for exchange, as well as periodic communications and may use the Company's travel services.

Lifestyle Clubs. In September 1995, the Company acquired North American
Outdoor Group, Inc. ("NAOG"). NAOG owns and operates the North American Hunting Club(R), the North American Fishing Club(R) and the Handyman Club of America(R). Members of these clubs receive fulfillment kits, discounts on related goods and services, magazines and other benefits.

Enhancement Package Service. The Company, primarily through FISI, sells enhancement package memberships for checking account holders. FISI's financial institution clients, with whom FISI has entered into written contracts, select a customized package of the Company's products and services. Each client then usually adds its own services (such as unlimited check writing privileges, personalized checks, cashiers' or travelers' checks without issue charge, or discounts on safe deposit box charges or installment loan interest rates). With the Company's marketing and promotional assistance, the financial institution then offers the complete package of account enhancements to its checking account holders as a special program for a monthly fee.

Most of the Company's financial institution clients choose a standard enhancement package, which generally includes $10,000 of accidental death insurance, travel discounts and a nationwide check cashing service. Others may choose the Company's shopping and credit card registration services, a financial newsletter or pharmacy, eyewear or entertainment discounts as enhancements. The accidental death coverage is underwritten under group insurance policies with independent insurers. These insurers, including Hartford Life Insurance Company, AMEX Life Assurance Company and Continental Casualty Company, a CNA insurance company, have agreed to return to the Company, as a commission, the excess, if any, of the total premiums paid during each year over the sum of the claims paid or reserved plus a specified percentage of the total premiums. The Company continuously seeks to develop new enhancement features which may be added to any package at an additional cost to the financial institution.

The Company generally charges a financial institution client an initial fee to implement this program and monthly fees thereafter based on the number of member accounts participating in that financial institution's program. The Company's enhancement packages are designed to enable a financial institution to generate additional fee income, because the institution should be able to charge participating accounts more than the combined costs of the services it provides and the payments it makes to the Company.

The Company, primarily through National Card Control Inc. ("NCCI"), a wholly-owned subsidiary, also sells enhancement package services to credit card issuers who make these services available to their credit card holders. NCCI's credit card issuer clients also select a customized package of the Company's products and services. These enhancements include many of those offered by FISI to the checking account customers of its financial institution clients, such as the Company's shopping, travel and credit card registration services.

Like FISI, NCCI generally charges its credit card issuer clients an initial fee to implement the program and monthly fees thereafter, based on the number of member accounts participating in that institution's program.

Financial Products. Essex Corporation ("Essex"), a subsidiary of the Company, is a third-party marketer of financial product memberships for banks, primarily marketing annuities through financial institutions. Essex generally markets annuities issued primarily by insurance companies or their affiliates, mutual funds issued by mutual fund companies or their affiliates, and proprietary mutual funds of banks. Essex's contracts with the insurance companies whose financial product memberships it distributes generally entitle Essex to a commission of slightly less than 1% on the premiums generated through Essex's sale of annuities for these insurance companies.

Discount Program Memberships. The Company, primarily through its wholly-owned subsidiary, Entertainment, offers discount program membership in specific markets throughout North America and certain international markets and enhances other of the Company's individual and wholesale memberships. The Company believes it is the largest marketer of discount program memberships of this type in the United States.

The Company solicits restaurants, hotels, motels, theaters, retailers and other businesses which agree to offer services and/or merchandise at discount prices (primarily on a two-entrees-for-the-price-of-one or 50% discount basis). The Company sells discount coupon memberships, under its Entertainment(R), Gold C(R) and other trademarks, typically containing coupons for hundreds of discount offers from participating establishments. Targeting middle to upper income consumers, Entertainment(R) coupon books also contain selected discount travel offers, including offers for hotels, restaurants and tourist attractions. More than 100,000 merchants participate in these programs. Entertainment has used this national base of merchants to develop other products, most notably, customized memberships. Membership books customized for major corporations typically contain portions of Entertainment(R) books, along with other discount offers.

Entertainment(R) coupon book memberships are distributed annually by geographic area. Members are solicited through nonprofit organizations, corporations and, to a lesser extent, through retailers and directly from the public. Customized books are distributed primarily by major corporations as premiums and incentives for their employees. The coupon books are generally provided to nonprofit organizations and corporations on a consignment basis.

While prices of local coupon memberships vary, the customary price for Entertainment(R) and Gold C(R) coupon book memberships ranges between $10 and $50. Customized book memberships are generally sold at significantly lower prices. In fiscal 1996, 147 Entertainment(R) editions (1996 Edition) were published in North America.

Sally Foster Gift Wrap, LP, a subsidiary of the Company, provides fundraising institutions with seasonal products, primarily through public and private elementary schools. The Company uses its Gold C(R) sales force to sell these products, often combining the sale of gift wrap with other membership services.

In February 1995, the Company acquired Welcome Wagon International, Inc. ("Welcome Wagon"), a 67-year old organization which has over 2,000 field representatives who visit households and campuses each year to provide consumers with discounts for local merchants. In June 1995, the Company acquired Getko Group Inc. ("Getko"). Getko distributes complimentary welcoming packages which provide new homeowners throughout the United States and Canada with discounts for local merchants. The Company plans to expand Welcome Wagon's and Getko's market penetration and the number of their membership offerings to include some of the Company's programs.

In January 1996, the Company acquired Advance Ross Corporation ("Advance Ross"), a processor of value-added tax ("VAT") refunds to travelers in over 20 European countries. Advance Ross, through its subsidiary, Europe Tax-free Shopping ("ETS") has affiliations with over 90,000 retailers as well as a presence in most major European airports. The Company plans to expand the services ETS provides to travelers to include Entertainment(R) coupon book memberships and Travelers Advantage(R).

Insurance Products. The Company, through BCI, serves as a third party administrator for marketing accidental death insurance throughout the country to the customers of BCI's financial institution clients. This accidental death insurance is often combined with other Company membership services to enhance their value. These products are generally marketed through direct mail solicitations, which generally offer $1,000 of accidental death insurance at no cost to the member and the opportunity to choose additional coverage of up to $250,000. The annual membership fee generally ranges from $10 to $250.

BCI's insurance products and other services are offered through credit unions to their account holders and to the account holders of FISI's and Comp-U-Card's financial institution clients. BCI also markets the Company's shopping, travel, automobile and discount coupon program membership services to its clients.

DISTRIBUTION CHANNELS

The Company markets its individual, wholesale, and discount program memberships through a variety of distribution channels. The consumer is ultimately reached in the following ways: 1) at financial institutions or other associations through direct marketing; 2) at financial institutions or other associations through a direct sales force, participating merchant or general advertising; and
3) through fundraisers such as schools and charitable institutions.

Some of the Company's individual memberships, such as shopping, travel and auto services, are available on-line to interactive computer users via on-line services and the Internet's World Wide Web. These users are solicited primarily through direct mail, inserts in newly-purchased computer equipment containers and interactive communications networks, such as the CompuServe Information Service, America Online and Prodigy. The Company believes that its interactive users account for less than 1% of its total members. The Company is currently working with a range of industry leaders developing interactive technologies. Strategic alliances have been formed with major phone companies, cable companies and on-line services. The Company has participated in the launch of interactive services including working with Time Warner in Orlando, Florida to market interactive TV home-shopping services.

RECENT DEVELOPMENTS

During February 1996, the Company entered into two separate agreements to acquire Davidson & Associates, Inc. and Sierra On-Line, Inc., two industry-leading publishers of education and entertainment software. These proposed acquisitions should open major new opportunities in those consumer markets (see Item 8: "Financial Statements and Supplementary Data - Note I - Subsequent Events").

During April 1996, the Company entered into an agreement to acquire Ideon Group, Inc. ("Ideon"), whose SafeCard Services unit is a leading provider of credit card enhancement services across the United States. The acquisition of Ideon should enhance the Company's product offerings as well as complement the Company's client and membership bases (see Item 8: "Financial Statements and Supplementary Data - Note J - Event (Unaudited) Subsequent to Date of Independent Auditors' Report").


REGULATION

The Company markets its products and services through a number of distribution channels including telemarketing, direct mail and on-line. These channels are regulated on the state and federal level and the Company believes that these activities will increasingly be subject to such regulation. Such regulation may limit the Company's ability to solicit new members or to offer one or more products and services to existing members and may materially affect the Company's business and revenues.

Certain of the Company's products and services (such as Buyers Advantage(R), certain insurance products and the Company's vacation exchange services) are also subject to state and local regulations. The Company believes that such regulations do not have a material impact on its business or revenues.


INTERNATIONAL

The Company has exclusive licensing agreements covering the use of its merchandising systems in Japan, Canada and Australia, under which licensees paid initial license fees and agree to pay royalties to the Company on membership fees, access fees and merchandise service fees paid to them. In March 1995, the Company acquired the parent of its European licensee, CUC Europe Limited, pursuant to an option granted to the Company in fiscal 1993. Royalties to the Company from these licenses and the Company's European license were less than 1% of the Company's revenues and profits in each of the fiscal years ended January 31, 1996, 1995 and 1994.

In March 1995, the Company acquired Credit Card Sentinel (U.K.) Limited ("CCS"). CCS is a leading provider of credit card enhancement services generally marketed through European financial institutions, with members throughout the United Kingdom and Sweden.

In fiscal 1996, in addition to Canadian coupon book memberships, Entertainment(R) coupon book memberships were distributed in six European markets and Australia. The Canadian coupon book memberships are published independently by a Canadian subsidiary of Entertainment and the European memberships are published by the Company's European subsidiaries. The Australian coupon book memberships are published by an Australian joint venture in which Entertainment has a controlling interest. United States and Canadian memberships are also made available to foreign travelers. With publication of these overseas memberships, the Company has created additional custom-designed programs for international use.

Interval's primary international operating facility is located in London. Interval's overseas operations also include field offices and affiliations with resorts in many countries.

ETS currently provides VAT refunds in over 20 European countries at refund points at most international airports, ferry terminals and border crossings in those countries. ETS' primary international operating facility is located in Sweden.

The economic impact of currency exchange rate movements on the Company is complex because it is linked to variability in real growth, inflation, interest rates and other factors. Because the Company operates in a mix of membership services and numerous countries, management believes currency exposures are fairly well diversified (see Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; Inflation; Seasonality").


SEASONAL NATURE OF BUSINESS

Except principally for the sale of discount coupon program memberships, the Company's business is not seasonal. Publication of Entertainment(R) and Gold C Savings Spree(R) books is generally completed in October of each year with significant member solicitations beginning soon thereafter. Most cash receipts from these coupon book memberships are received in the fourth quarter and, to a lesser extent, in the first and third quarters of each fiscal year. For financial statement purposes, the Company recognizes these membership fees over the service period.


COMPETITION

Individual Memberships. The Company believes that there are competitors which offer membership programs similar to the Company's and some of these entities, which include large retailers, travel agencies, insurance companies and financial service institutions, have financial resources, product availability, technological capabilities or customer bases substantially greater than those of the Company. To date, the Company has been able to compete effectively with such competitors. However, there can be no assurances that it will continue to be able to do so. In addition, the Company competes with traditional methods of merchandising that enjoy widespread consumer acceptance, such as catalog and in-store retail shopping and shopping clubs (with respect to its discount shopping service), and travel agents (with respect to its discount travel service). The Company's systems are not protected by patent. In its vacation exchange business, the Company believes there are various travel providers and exchange companies with greater financial resources than itself.

Wholesale Memberships. Each of the Company's account enhancement membership services competes with similar services offered by other companies, including insurance companies. Many of the competitors are large and more established, with far greater resources and financial capabilities than those of the Company. Finally, in attempting to attract any relatively large financial institution as a client, the Company also competes with that institution's in-house marketing staff and the institution's possible perception that it could establish programs with comparable features and customer appeal without paying for the services of an outside provider.

Discount Program Memberships. The Company believes that there are a number of competitors in most markets throughout North America which offer similar discount program memberships. The majority of these competitors are relatively small, with coupon books in only a few markets. To date, the Company has been able to compete effectively in markets that include these competitors, primarily on the basis of price and product performance. The Company does not anticipate that these competitors will significantly affect the Company's ability to expand.


EMPLOYEES

As of March 29, 1996, the Company had approximately 11,000 employees. None of the Company's employees are represented by a labor union. The Company has never experienced a strike or work stoppage, and believes its relations with its employees are good.


OTHER

As certain of the statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995), they involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.


ITEM 2.

PROPERTIES

The Company's principal executive offices are located in Stamford, Connecticut. The Company also leases office space in Brentwood, Tennessee; San Carlos, California; Spartanburg, South Carolina; Troy, Michigan; and Trumbull, Connecticut, as well as several smaller locations throughout the world. In addition, the Company owns and leases operation centers in several other states.

Management expects that, in the normal course of business, most leases will be renewed or replaced by other leases upon expiration. The Company believes that its properties and those of its subsidiaries and divisions are suitable to their respective businesses and have productive capacities adequate to the needs of such businesses.


ITEM 3.

LEGAL PROCEEDINGS

None.


ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended January 31, 1996.

PART II


ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock, par value $.01 per share ("Common Stock"), is traded on the New York Stock Exchange ("NYSE") under the symbol CU. The following table sets forth for the periods indicated the high and low closing sale prices per share as reported on the NYSE.

                                                 High         Low
                                              ---------------------------
Fiscal Year Ended January 31, 1996
   First Quarter                                 27 1/8       23 1/8
   Second Quarter                                31 1/8       24 1/2
   Third Quarter                                 36 3/8       29 7/8
   Fourth Quarter                                38           30

Fiscal Year Ended January 31, 1995
   First Quarter                                 21 7/8       18
   Second Quarter                                20 3/8       17 1/8
   Third Quarter                                 23 1/8       20 3/8
   Fourth Quarter                                24 1/8       19 1/8

The stock prices have been adjusted to give retroactive effect to the three-for-two stock split effective June 30, 1995 for shareholders of record on June 19, 1995. The closing sale price for the Common Stock on March 29, 1996 was $29 1/4, with approximately 6,854 shareholders of record as of that date.

The Company has not paid any dividends with respect to the Common Stock, since inception, other than a special dividend of cash and convertible subordinated debentures paid in connection with a recapitalization of the Company effected in fiscal 1990 (the "Recapitalization"). The Amended and Restated Credit Agreement entered into by the Company and General Electric Capital Corporation ("GECC"), as Agents, as of June 30, 1994 (the "GECC Credit Agreement"), was terminated effective March 19, 1996 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources; Inflation; Seasonality"). However, the GECC Credit Agreement contained restrictions that precluded the payment of cash dividends on shares of Common Stock.


ITEM 6.

SELECTED FINANCIAL DATA

(In thousands, except for per common share data)
                                                                           Year Ended January 31,
                                             ------------------------------------------------------------------------------------
                                                  1996 (b)          1995 (e)          1994         1993 (f)          1992
                                             ------------------------------------------------------------------------------------

Income Statement Data (a)
Total revenues                                   $1,414,964          $1,182,896     $984,801        $800,971      $699,049
Income from continuing operations before
   income taxes                                     266,343 (c)         201,785      153,258         101,402        60,536 (g)
Income from continuing operations                   163,374 (c)         124,566       94,151          63,667        33,901 (g)

Income per common share from continuing
   operations (d)                                $       .84(c)      $    .66        $  .51         $  .38         $  .21  (g)
                                             ====================================================================================
Weighted average number of common and
   dilutive common equivalent shares
   outstanding (d)                                  194,666             189,219      183,113        167,908        163,690
                                             ====================================================================================

Balance Sheet Data (a)
Total assets                                     $1,141,306         $   878,637     $708,018       $569,077       $378,339
Long-term debt (h)                                    5,451              16,965       23,601         29,855         16,330
Zero coupon convertible notes                        14,410              15,046       22,176         37,295         69,228
Stockholders' equity (i)                            727,212             480,163      312,047        167,381         19,604
Working capital                                     617,862             424,437      281,384        134,230         99,887


(a) Includes Getko Group Inc. ("Getko"), North American Outdoor Group, Inc. ("NAOG") and Advance Ross Corporation ("Advance Ross") (see Note B to Consolidated Financial Statements).

(b) During fiscal 1996, the Company acquired Welcome Wagon International, Inc. ("Welcome Wagon"), CUC Europe Limited and Credit Card Sentinel (U.K.) Limited (see Note B to the Consolidated Financial Statements).

(c) Includes provision for costs incurred in connection with the acquisition of Advance Ross. The charge aggregated $5.2 million ($4.2 million or $.02 per common share after-tax effect).

(d) Adjusted to give retroactive effect to the three-for-two stock split effective June 30, 1995 for shareholders of record on June 19, 1995.

(e) During fiscal 1995, the Company acquired Essex Corporation and subsidiaries ("Essex") (see Note B to the Consolidated Financial Statements).

(f) During fiscal 1993, the Company acquired Leaguestar plc and Sally Foster Gift Wrap, LP ("Sally Foster").

(g) Includes provision for costs incurred in connection with the integration of the operations of the Company and Entertainment Publishing Corp. (acquired during fiscal 1992 in a transaction accounted for in accordance with the pooling-of-interests method) and costs of professional fees and other expenses related to the merger with Entertainment Publishing Corp. The charge aggregated $20.7 million ($15 million or $.09 per common share after-tax effect). Also includes a gain from the sale of an unconsolidated affiliate of Advance Ross. The gain aggregated $11.7 million ($7 million or $.04 per common share after-tax effect).

(h) Includes current portion of long-term debt of $1.4 million, $9 million, $6.3 million, $3.4 million and $1.2 million at January 31, 1996, 1995, 1994, 1993 and 1992, respectively. Excludes $5.5 million, $23.2 million and $26.7 million of amounts due under revolving credit facilities at January 31, 1994, 1993 and 1992, respectively, and $6 million due at January 31, 1993 under a note payable issued in connection with the acquisition of Sally Foster.

(i) No Common Stock cash dividends have been paid or declared during the five years ended January 31, 1996. However, an insignificant amount of cash dividends were paid in respect of the NAOG common stock for the fiscal years ended January 31, 1994, 1993 and 1992.


ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

YEAR ENDED JANUARY 31, 1996 VS. YEAR ENDED JANUARY 31, 1995

The Company's overall membership base continues to grow at a rapid rate (from
33.9 million members at January 31, 1995 to 46.5 million members at January 31,
1996), which is the largest contributing factor to the 20% increase in revenues (from $1,182.9 million in fiscal 1995 to $1,415 million in fiscal 1996). While the overall membership base increased by 12.6 million members, or 37%, during the year (of which approximately 8 million members came from acquisitions completed during the year (members resulting from acquisitions being "Acquired Members")), the average annual fee charged for the Company's membership services increased by 3.5%. The Company divides its memberships into three categories: individual, wholesale and discount program memberships. Individual memberships consist of members that pay directly for the services and the Company pays for the marketing costs to solicit the member primarily using direct marketing techniques. Wholesale memberships include members that pay directly for the services to their sponsor and the Company does not pay for the marketing costs to solicit the members. Discount program memberships are generally marketed through a direct sales force, participating merchant or general advertising and the related fees are either paid directly by the member or the local retailer. All of these categories share various aspects of the Company's marketing and operating resources.

In the 1996 fiscal year, individual, wholesale and discount program memberships grew by 14%, 19% and 11%, respectively, in addition to the increase due to Acquired Members. For the year ended January 31, 1996, individual, wholesale and discount program memberships represented 63%, 14% and 23% of revenues, respectively. Discount program memberships have incurred the largest increase from Acquired Members. Welcome Wagon, Getko and Advance Ross, all acquired in fiscal 1996, are classified in this membership category as their businesses provide local discounts to consumers. The Company maintains a flexible marketing plan so that it is not dependent on any one service for the future growth of the total membership base. The Company completed a number of acquisitions accounted for under the purchase method of accounting during fiscal 1996. The total revenues contributed by these acquisitions are not material to the Company's total reported revenues (see Note B to the Consolidated Financial Statements).

As the Company's services continue to mature, a greater percentage of the total individual membership base is in its renewal years. This results in increased profit margins for the Company due to the significant decrease in certain marketing costs incurred on renewing members. Improved response rates for new members also favorably impact profit margins. As a result, operating income before interest, amortization of restricted stock compensation, merger costs and income taxes ("EBIT") increased from $202.4 million to $270.7 million and EBIT margins improved from 17.1% to 19.1%.

Individual membership usage continues to increase, which contributes to additional service fees and indirectly contributes to the Company's strong renewal rate. Historically, an increase in overall membership usage has had a favorable impact on renewal rates. Actual membership cancellations were $335 million, $315 million and $285 million, respectively, for the fiscal years ended January 31, 1996, 1995 and 1994. This represents 19%, 21% and 22%, respectively, of the gross revenues accrued for all services. The Company records its deferred revenue net of estimated cancellations which are anticipated in the Company's marketing programs. The number of cancellations has increased due to the increased level of marketing efforts, but has decreased as a percentage of the total number of members.

Operating costs increased 18% (from $320.8 million to $379.9 million). The major components of the Company's operating costs continue to be personnel, telephone, computer processing and participant insurance premiums (the cost of obtaining insurance coverage for members). In addition, operating costs include travel cash awards. Travel members are entitled to receive cash awards based on travel booked with the Company. For the year ended January 31, 1996, these awards represent less than 5% of total operating costs. The increase in overall operating costs is due principally to the variable nature of many of these costs and, therefore, the additional costs incurred to support the growth in the membership base. Historically, the Company has seen a direct correlation between providing a high level of service to its members and improved retention.

Marketing costs decreased as a percentage of revenues, from 41% to 39%. This decrease is primarily due to improved per member acquisition costs and an increase in renewing members. Membership acquisition costs incurred increased 19% (from $388.4 million to $464 million) as a result of the increased marketing effort which resulted in an increased number of new members acquired. Marketing costs include the amortization of membership acquisition costs and other marketing costs, which primarily consist of membership communications and sales expenses. Amortization of membership acquisition costs increased by 16% (from $361 million to $417.1 million). Other marketing costs increased by 18% (from $118.6 million to $139.8 million). This increase resulted primarily from the costs of servicing a larger membership base. The marketing functions for the Company's consumer services are combined for its various services and, accordingly, there are no significant changes in marketing costs by service.

The Company routinely reviews all renewal rates and has not seen any material change over the last year in the average renewal rate. Renewal rates are calculated by dividing the total number of renewing members not requesting a refund during their renewal year by the total members up for renewal.

General and administrative costs remained constant as a percentage of revenue (15%). This is the result of the Company's ongoing ability to control overhead. Interest (income) expense, net, decreased from $.6 million to $(.9) million due to the reduced level of amortization associated with the Company's restricted stock and zero coupon convertible notes and the net interest income from the increased level of cash generated by the Company for investment.

YEAR ENDED JANUARY 31, 1995 VS. YEAR ENDED JANUARY 31, 1994

The Company's overall membership base continues to grow at a rapid rate (from
30.9 million members at January 31, 1994 to 33.9 million members at January 31,
1995), which is the largest contributing factor to the 20% increase in revenues (from $984.8 million in fiscal 1994 to $1,182.9 million in fiscal 1995). While the overall membership base increased by 3 million members before adjustment for Acquired Members resulting from the fiscal 1996 pooling-of-interests transactions, or 10%, during the past year, the average annual fee charged for the Company's membership services increased by 3%. The Company divides its memberships into three categories: individual, wholesale and discount program memberships. All of these categories share various aspects of the Company's marketing and operating resources. In the 1995 fiscal year, individual, wholesale and discount program memberships grew by 11%, 6% and 11%, respectively. For the year ended January 31, 1995, individual, wholesale and discount program memberships represented 65%, 13% and 22% of revenues, respectively. The Company maintains a flexible marketing plan so that it is not dependent on any one service for the future growth of the total membership base. The Company completed an acquisition of Essex, a privately owned third-party marketer of financial products for banks, and certain other entities, during fiscal 1995. The total revenues contributed by this acquisition are not material to the Company's total reported revenues. This acquisition was accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations have been included in the consolidated results of operations from the date of acquisition (see Note B to the Consolidated Financial Statements).

As the Company's services continue to mature, a greater percentage of the total individual membership base is in its renewal years. This results in increased profit margins for the Company due to the significant decrease in certain marketing costs incurred on renewing members. As a result, EBIT increased from $160.3 million to $202.4 million and EBIT margins improved from 16.3% to 17.1%.

Individual membership usage continues to increase, which contributes to additional service fees and indirectly contributes to the Company's strong renewal rate. Historically, an increase in overall membership usage has had a favorable impact on renewal rates. Actual membership cancellations were $315 million, $285 million and $270 million, respectively, for the fiscal years ended January 31, 1995, 1994 and 1993. This represents approximately 21%, 22% and 25% of the gross revenues accrued for all services. The Company records its deferred revenue net of estimated cancellations which are anticipated in the Company's marketing programs. The number of cancellations has increased due to the increased level of marketing efforts, but has decreased as a percentage of the total number of members.

Operating costs increased 20% (from $267.8 million to $320.8 million). The major components of the Company's operating costs continue to be personnel, telephone, computer processing, participant insurance premiums (the cost of obtaining insurance coverage for members) and travel cash awards. Travel members are entitled to receive cash awards based on travel booked with the Company. For the year ended January 31, 1995, these awards represent less than 5% of total operating costs. The increase in overall operating costs is due principally to the variable nature of many of these costs and, therefore, the additional costs incurred to support the growth in the membership base. Historically, the Company has seen a direct correlation between providing a high level of service to its members and improved retention.

Marketing costs increased as a percentage of revenue, from 40% to 41%. This increase is primarily due to a higher volume of membership communications distributed throughout the year as well as servicing a larger membership base. Membership acquisition costs incurred increased 13% (from $344 million to $388.4 million). Marketing costs include the amortization of membership acquisition costs and other marketing costs, which primarily consist of membership communications and sales expenses. Amortization of membership acquisition costs increased by 15% (from $314.2 million to $361 million). Other marketing costs increased by 48% (from $80.3 million to $118.6 million). This increase resulted primarily from the costs of servicing a larger membership base as well as costs to establish the American Airlines AAdvantage Dining program. The marketing functions for the Company's consumer services are combined for its various services and, accordingly, there are no significant changes in marketing costs by products.

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

General and administrative costs decreased as a percentage of revenue, from 16% to 15%. This is the result of the Company's ongoing ability to control overhead. Interest (income) expense, net decreased from $7 million to $.6 million primarily due to the reduction of the Company's average outstanding loan balance.

MEMBERSHIP INFORMATION

The following chart sets forth the approximate number of members and net additions for the last three fiscal years:

                                                       Net New Member Additions
   Year Ended             Number of Members                 for the Period
 ------------------------------------------------------------------------------

   January 31, 1996          46,480,000                       12,630,000*
   January 31, 1995          33,850,000                        3,000,000
   January 31, 1994          30,850,000                        3,250,000

*Includes approximately 8 million Acquired Members.

The membership acquisition costs incurred applicable to obtaining a new member, for memberships other than coupon book memberships, generally approximates the initial membership fee. Initial membership fees for coupon book memberships generally exceed the membership acquisition costs incurred applicable to obtaining a new member.

Cancellations for memberships processed by the Company for the years ended January 31, 1996, 1995 and 1994 were $335 million, $315 million and $285 million, respectively. This cancellation data does not reflect cancellations processed by certain of the Company's clients which report membership information only on a net basis. Accordingly, the Company does not receive actual numbers of gross additions and gross cancellations for certain types of memberships. In calculating the number of members, the Company has deducted its best estimate of cancellations which may occur during the trial membership periods offered in its marketing programs. Typically, these periods range from one to three months.

LIQUIDITY AND CAPITAL RESOURCES; INFLATION; SEASONALITY

Funds for the Company's operations have been provided principally through cash flow from operations and credit facilities, while acquisitions have also been funded through the issuance of Common Stock. The Company terminated the GECC Credit Agreement effective March 19, 1996 and entered into the New Credit Agreement during March 1996 as defined and described in Note D to the Consolidated Financial Statements. The New Credit Agreement provides for a $500 million revolving credit facility with a variety of different types of loans available thereunder. The New Credit Agreement contains certain customary restrictive covenants including, without limitation, financial covenants and restrictions on certain corporate transactions, and also contains various events of default provisions including, without limitation, defaults arising from certain changes in control of the Company.

The Company invested approximately $60.6 million in acquisitions, net of cash acquired, during fiscal 1996. These acquisitions have been fully integrated into the Company's operations. The Company is not aware of any trends, demands or uncertainties that will have a material effect on the Company's liquidity other than those relating to accounts receivable. The Company anticipates that cash flow from operations and its credit agreement will be sufficient to achieve its current long-term objectives.

During fiscal 1991, the Board of Directors authorized the repurchase of up to
10.125 million shares of Common Stock and during fiscal 1995 the Board of Directors reauthorized such repurchase. As of January 31, 1996, 2,475,552 shares of Common Stock had been repurchased at an aggregate cost of $8.7 million, of which $8.6 million relates to fiscal 1991 repurchases. Future repurchases will be based upon market conditions and cannot be currently ascertained. Repurchases, if any, would be funded through the Company's available cash or availability under its credit agreement and would thus reduce liquidity.

The Company does not anticipate any material capital expenditures for the next year. Total capital expenditures were $30.2 million for the year ended January 31, 1996.

The Company intends to continue to review potential acquisitions that it believes would enhance the Company's growth and profitability. Any acquisitions will initially be financed through excess cash flow from operations and the Company's credit agreement. However, depending on the financing necessary to complete an acquisition, additional funding may be required.

The Accounting Standards Executive Committee's Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs," requires that all advertising expenditures that are not for direct response advertising, be expensed as incurred or the first time the advertising takes place. The Company adopted the new method of accounting for advertising costs in the first quarter of fiscal 1996. The impact of adopting the new method did not have a significant effect on the Company's financial statements.

The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the Company's current plans, options may be granted at not less than the fair market value on the date of grant and therefore no compensation expense is recognized for the stock options granted. In fiscal 1997, the Company intends to adopt the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

In 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company will adopt SFAS No. 121 in fiscal 1997, and the impact, if any, is not expected to be material.

To date, the overall impact of inflation on the Company has not been material. Except for the cash receipts from the sale of coupon book memberships, the Company's business is generally not seasonal. Most cash receipts from these coupon book memberships are received in the fourth quarter and, to a lesser extent, in the first and the third quarters of each fiscal year.

In fiscal 1996, the Company's international businesses represented less than 10% of EBIT. Operating in international markets involves dealing with sometimes volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company is complex because it is linked to variability in real growth, inflation, interest rates and other factors. Because the Company operates in a mix of membership services and numerous countries, management believes currency exposures are fairly well diversified. To date, currency exposure has not been a significant competitive factor at the local market operating level. As international operations continue to expand and the number of cross-border transactions increases, the Company intends to continue monitoring its currency exposures closely and take prudent actions as appropriate.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors


Board of Directors and Shareholders
CUC International Inc.


We have audited the accompanying consolidated balance sheets of CUC International Inc. as of January 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Advance Ross Corporation, a wholly-owned subsidiary, which statements reflect total assets of $64.1 million as of December 31, 1994 (included in the January 31, 1995 consolidated balance sheet), and total revenues of $66.5 million and $50.3 million, for the years ended December 31, 1994 and 1993, respectively (included in the consolidated statements of income for the years ended January 31, 1995 and 1994, respectively). Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Advance Ross Corporation, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and as to the January 31, 1995 and 1994 consolidated financial statements the report of other auditors referred to above, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CUC International Inc. at January 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                   ERNST & YOUNG LLP


Stamford, Connecticut
March 19, 1996

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Advance Ross Corporation
Chicago, Illinois

We have audited the consolidated balance sheet of Advance Ross Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advance Ross Corporation and subsidiaries at December 31, 1994, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1993, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Chicago, Illinois
March 13, 1995


                     CUC International Inc. and Subsidiaries

                           Consolidated Balance Sheets

                          (Dollar amounts in thousands)


                                                                                                        January 31
                                                                                                  1996            1995
                                                                                             --------------------------------

Assets
Current assets:
   Cash and cash equivalents                                                                    $   269,987      $209,054
   Receivables, less allowance of $10,705 and $10,548                                               297,842       224,856
   Membership solicitations in process                                                               60,713        45,636
   Prepaid membership materials                                                                      39,061        33,268
   Prepaid expenses, deferred income taxes, and other                                               100,104        71,892
                                                                                             --------------------------------
Total current assets                                                                                767,707       584,706

Contract renewal rights, net                                                                         37,943        44,705
Excess of cost over net assets acquired, net                                                        238,104       167,311
Properties, net                                                                                      61,441        43,357
Deferred income taxes and other                                                                      36,111        38,558
                                                                                             --------------------------------
Total assets                                                                                     $1,141,306      $878,637
                                                                                             ================================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                                         $  124,902      $134,578
   Federal and state income taxes                                                                    24,943        25,691
                                                                                             --------------------------------
Total current liabilities                                                                           149,845       160,269

Deferred membership income, net                                                                     240,117       209,885
Zero coupon convertible notes (net of unamortized original issue discount of
   $588 and $2,507)                                                                                  14,410        15,046
Other                                                                                                 9,722        13,274

Shareholders' equity:
   Common stock--par value $.01 per share; authorized 400 million shares; issued 191,820,896
     shares and 185,359,196 shares                                                                    1,918         1,854
   Additional paid-in capital                                                                       323,704       222,660
   Retained earnings                                                                                434,407       271,128
   Treasury stock, at cost, 3,410,631 shares and 2,757,894 shares                                   (30,998)      (10,505)
   Unearned ESOP                                                                                                   (1,758)
   Foreign currency translation adjustment                                                           (1,819)       (3,216)
                                                                                             --------------------------------
Total shareholders' equity                                                                          727,212       480,163
                                                                                             --------------------------------
Total liabilities and shareholders' equity                                                       $1,141,306      $878,637
                                                                                             ================================


See accompanying notes.



                     CUC International Inc. and Subsidiaries

                        Consolidated Statements of Income

         (Dollar amounts in thousands, except per common share amounts)



                                                    Year ended January 31,
                                                     1996             1995            1994
                                                ------------------------------------------------

Revenues
   Membership and service fees                      $1,414,964      $1,182,896      $984,801

Expenses (income)
   Operating                                           379,919         320,773       267,772
   Marketing                                           556,920         479,590       394,505
   General and administrative                          207,401         180,166       162,231
   Merger costs                                          5,247
   Interest (income) expense, net                         (866)            582         7,035
                                                ------------------------------------------------
Total expenses                                       1,148,621         981,111       831,543
                                                ------------------------------------------------

Income before income taxes                             266,343         201,785       153,258

Provision for income taxes                             102,969          77,219        59,107
                                                ------------------------------------------------

Net income                                         $   163,374     $   124,566     $  94,151
                                                ================================================

Net income per common share                        $      .84      $      .66      $    .51
                                                ================================================


See accompanying notes.


                     CUC International Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

        (Dollar amounts in thousands, except per common share amounts)





                                                                                                         Foreign
                                   Common Stock            Additional                                  Currency      Total
                            --------------------------       Paid-in  Retained   Treasury   Unearned  Translation Shareholders'
                            Shares Issued    Par Value       Capital  Earnings    Stock       ESOP     Adjustment  Equity
                            ----------------------------------------------------------------------------------------------------
BALANCE AT
   JANUARY 31, 1993         117,179,308     $  1,172        $133,608 $  57,651    $(9,745)  $(11,667)  $(3,638)    $ 167,381
Three-for-two stock split    58,589,162          586                      (586)                                            0
                            ----------------------------------------------------------------------------------------------------
As restated                 175,768,470        1,758         133,608    57,065     (9,745)   (11,667)   (3,638)      167,381

Exercise of stock options
   ($.36 to $12.67)           1,810,588           18           6,351                                                   6,369
Issuance of stock under
   stock purchase plan
   ($12.67 to $17.92)            71,031                        1,364                                                   1,364
Cancellation of stock under
   restricted stock plan       (113,063)          (1)           (240)                                                   (241)
Stock issued in conversion
   of notes                   3,897,290           39           18,316                                                  18,355
Tax benefit arising from
   exercise of stock options
   and vesting of restricted
   stock                                                      20,748                                                  20,748
Amortization of restricted
   stock plan                                                    871                                                     871
Amortization of ESOP obligation                                                                4,507                   4,507
Dividends on preferred stock                                               (25)                                          (25)
Foreign currency translation
   adjustment                                                                                           (1,433)       (1,433)
Net income                                                              94,151                                        94,151
                            -------------------------------------------------------------------------------------------------
BALANCE AT
   JANUARY 31, 1994         181,434,316        1,814          181,018   151,191     (9,745)    (7,160)   (5,071)      312,047

Exercise of stock options
($.36 to $17.92)              1,875,533           19           10,016                                                  10,035
Exercise of stock options
   ($1.52 to $8.11) by
   payment of cash and
   common stock
   (37,500 shares)              187,500            2            1,165                 (760)                               407
Issuance of stock under stock
   purchase plan
   ($17.40 to $21.07)            48,984            1            1,010                                                   1,011
Stock issued in
   conversion of notes        1,737,863           17            8,781                                                   8,798
Tax benefit arising
   from exercise of
   stock options and
   vesting of restricted
   stock                                                      18,816                                                  18,816
Stock issued in connection
   with acquisition              75,000            1           1,551                                                   1,552
Amortization of restricted
   stock plan                                                    303                                                     303
Amortization of ESOP obligation                                                                2,331                   2,331
Dividends on Getko and Advance Ross
   preferred stock                                                        (562)                                         (562)
Charge to reflect change in
   Getko and NAOG fiscal years                                          (4,067)                3,071                    (996)
Foreign currency translation
   adjustment                                                                                            1,855         1,855
Net income                                                             124,566                                       124,566
                            -------------------------------------------------------------------------------------------------
BALANCE AT
   JANUARY 31, 1995         185,359,196        1,854         222,660   271,128    (10,505)    (1,758)   (3,216)      480,163

Exercise of stock
   options
   ($0.01 to $27.00)          4,319,513           43          32,626                                                  32,669
Exercise of stock options
   ($1.52 to $18.00)
   by payment of cash and
   common stock
   (445,899 shares)           1,658,334           17          13,076              (13,090)                                 3
Payment of withholding taxes
   on options by payment of
   common stock
   (206,838 shares)                                                                (7,403)                            (7,403)
Issuance of stock under stock
   purchase plan ($23.31 to
   $32.63)                      53,824                         1,624                                                   1,624
Stock issued in conversion
   of notes                    387,882             4           2,279                                                   2,283
Tax benefit arising from
   exercise of stock
   options                                                    49,203                                                  49,203
Stock issued in connection with
   acquisition                  42,147                           994                                                     994
Amortization of
   ESOP obligation                                             1,242                           1,758                   3,000
Charge to reflect change in
   Advance Ross
   fiscal year                                                             (95)                                          (95)
Foreign currency translation
   adjustment                                                                                            1,397         1,397
Net income                                                             163,374                                       163,374
                           --------------------------------------------------------------------------------------------------
BALANCE AT
   JANUARY 31, 1996        191,820,896        $1,918        $323,704  $434,407   $(30,998)  $      0  $(1,819)      $727,212
                           ==================================================================================================




                     CUC International Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                          (Dollar amounts in thousands)


                                                                                          Year ended January 31,
                                                                                    1996           1995           1994
                                                                                --------------------------------------------


Operating activities
Net income                                                                       $ 163,374      $ 124,566      $   94,151
Adjustments to reconcile net income to net cash provided by operating activities:
     Membership acquisition costs                                                 (463,958)      (388,366)       (344,024)
     Amortization of membership acquisition costs                                  417,104        361,038         314,207
     Deferred membership income                                                     65,235         45,450          54,073
     Amortization of prepaid commissions                                                                              472
     Amortization of contract renewal rights and excess cost                        19,702         15,375          15,747
     Deferred income taxes                                                          16,276          6,356          (1,734)
     Amortization of original issue discount on convertible notes and
       restricted stock                                                              1,646          1,965           3,854
     Depreciation                                                                   15,417         10,959          10,290

     Change in working capital items, net of acquisitions:
        Increase in receivables, net                                               (67,975)       (41,582)        (25,975)
        Increase in membership solicitations in process                            (15,077)        (2,693)         (2,889)
        Increase in prepaid membership materials                                    (5,562)        (5,844)         (6,350)
        Increase in prepaid expenses                                               (26,963)       (19,506)        (13,648)
        Net increase in members' deposits, accounts payable and accrued
          expenses and federal and state income taxes payable                       18,944         12,011          38,971
        Other, net                                                                 (14,144)        (1,413)           (868)
                                                                                --------------------------------------------
Net cash provided by operating activities                                          124,019        118,316         136,277
                                                                                --------------------------------------------

Investing activities
Acquisitions, net of cash acquired                                                 (60,603)       (26,601)        (14,729)
Acquisitions of properties                                                         (30,242)       (21,765)         (8,912)
                                                                                --------------------------------------------
Net cash used in investing activities                                              (90,845)       (48,366)        (23,641)
                                                                                --------------------------------------------

Financing activities
Issuance of common stock                                                            30,316         13,368           7,250
Repayments of long-term obligations                                                 (2,557)       (13,624)        (25,766)
Dividends paid                                                                                       (562)           (673)
                                                                                --------------------------------------------
Net cash provided by (used in) financing activities                                 27,759           (818)        (19,189)
                                                                                ============================================

Net increase in cash and cash equivalents                                           60,933         69,132          93,447
Cash and cash equivalents at beginning of year                                     209,054        139,922          46,475
                                                                                --------------------------------------------
Cash and cash equivalents at end of year                                         $ 269,987      $ 209,054       $ 139,922
                                                                                ============================================


See accompanying notes.

                     CUC International Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CUC International Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The Company operates in one business segment providing a variety of membership services to consumers. These services are distributed through various channels which include financial institutions, credit unions, charities, other cardholder based organizations and retail establishments. All significant intercompany transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF INVESTMENTS AND CONCENTRATION OF CREDIT RISKS

The estimated fair value of amounts reported in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. All current assets and current liabilities are carried at cost, which approximates fair value, because of their short-term nature. The fair value of zero coupon convertible notes at January 31, 1996 was $84 million based on the quoted market price.

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. This risk is limited due to the large number of entities representing the Company's membership base. These entities include major banks, financial institutions and large oil companies and retailers which are primarily located throughout the United States.

DEFERRED MEMBERSHIP INCOME, NET

In accordance with the provisions of Statement of Position 93-7, "Reporting on Advertising Costs," membership acquisition costs are deferred and charged to operations as membership fees are recognized. These costs, which relate directly to membership solicitations (direct response advertising costs), principally include: postage, printing, kits, mailings, publications (including coupon books) and telemarketing costs. Substantially all of these costs are incurred for services performed by outside sources. Such costs are amortized on a straight-line basis as revenues are realized over the membership period which averages twelve months. The membership acquisition costs incurred applicable to obtaining a new member, for memberships other than coupon book memberships, generally approximate the initial membership fee. Initial membership fees for coupon book memberships generally exceed the membership acquisition costs incurred applicable to obtaining a new member. However, if membership acquisition costs were to exceed the membership fee, an appropriate adjustment would be made for any significant impairment.

                     CUC International Inc. and Subsidiaries

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Amortization of membership acquisition costs, including deferred renewal costs, which consist principally of charges from sponsoring institutions and publications, amounted to $417.1 million, $361 million and $314.2 million for the years ended January 31, 1996, 1995 and 1994, respectively. All advertising costs other than direct response advertising costs are expensed in the period incurred. Such amounts were $139.8 million, $118.6 million and $80.3 million for the years ended January 31, 1996, 1995 and 1994, respectively.

Membership fees are generally billed through financial institutions and other cardholder based institutions and are recorded as deferred membership income upon acceptance of membership, net of estimated cancellations, and pro-rated over the membership period.

Deferred membership income, net, is classified as a non-current liability since working capital will not be required as the deferred income is recognized over future periods. Deferred membership income, net, as of January 31 is comprised of the following (in thousands):
                                                   1996            1995
                                               -------------------------------

Deferred membership income                        $ 513,219      $ 425,601
Less unamortized membership acquisition costs      (273,102)      (215,716)
                                               -------------------------------
Deferred membership income, net                   $ 240,117      $ 209,885
                                               ===============================

Provisions for membership cancellations were $27.4 million at January 31, 1996 and 1995. Such amounts are included in accrued expenses. In addition, accrued expenses include commissions payable of $21 million and $21.4 million at January 31, 1996 and 1995, respectively, and accrued solicitation costs of $14.6 million at January 31, 1995.

MEMBERSHIP SOLICITATIONS IN PROCESS

These costs consist of initial membership acquisition costs pertaining to membership solicitation programs that were in process at year-end. Accordingly, no membership fees had been received or recognized at year-end. The costs are generally accumulated over a two or three month solicitation period and are transferred to membership acquisition costs when the membership begins.

CONTRACT RENEWAL RIGHTS

Contract renewal rights represent the value assigned to acquired contracts and are being amortized over 2 to 16 years using the straight-line method. As of January 31, 1996 and 1995, accumulated amortization amounted to $50.4 million and $44.4 million, respectively.

EXCESS OF COST OVER NET ASSETS ACQUIRED

The excess of cost over net assets acquired is being amortized over 5 to 30 years using the straight-line method. As of January 31, 1996 and 1995, accumulated amortization amounted to $42 million and $30.1 million, respectively. The carrying value of the excess of cost over net assets acquired will be reviewed by management if the facts and circumstances suggest that the value may be impaired. If this review indicates that the carrying amounts will not be recoverable, as determined based on the undiscounted cash flows of the entities acquired over the remaining amortization period, management will reduce the carrying amount by the estimated shortfall of cash flows.

                     CUC International Inc. and Subsidiaries

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER COMMON SHARE

Net income per common share of the Company's common stock, par value $.01 per share ("Common Stock") has been computed using the weighted average number of common and dilutive common equivalent shares outstanding (after giving effect to the acquisitions of Getko Group Inc. ("Getko"), North American Outdoor Group ("NAOG") and Advance Ross Corporation ("Advance Ross") (see Note B)). The weighted average number of common and dilutive common equivalent shares was
194.7 million, 189.2 million and 183.1 million for the years ended January 31, 1996, 1995 and 1994, respectively. Fully diluted earnings per share did not differ significantly from primary earnings per share in any year.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investment instruments with terms of three months or less at the time of acquisition to be cash equivalents.

IMPAIRMENT OF LONG-LIVED ASSETS

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company will adopt SFAS No. 121 in fiscal 1997, and the impact, if any, is not expected to be material.

STOCK BASED COMPENSATION

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the Company's current plans, options may be granted at not less than the fair market value on the date of grant and therefore no compensation expense is recognized for the stock options granted. In fiscal 1997, the Company intends to adopt the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

NOTE B--MERGERS AND ACQUISITIONS

During February 1995, the Company acquired all of the outstanding capital stock of Welcome Wagon International, Inc. ("Welcome Wagon") and substantially all of the assets of a related entity, Gifts International, Inc., for $19.5 million in cash. Welcome Wagon provides discounts for local merchants through direct visits by its representatives to households. In connection with this acquisition, the Company received current assets of $4.8 million and noncurrent assets of $3.6 million and assumed current liabilities of $4.7 million. The excess of cost over the fair value of net assets acquired ($15.8 million) is included in the excess of cost over net assets acquired.

During March 1995, the Company acquired all of the outstanding capital stock of the parent of its European licensee, CUC Europe Limited, for $13 million. The purchase price was satisfied by the payment of $12 million in cash and the issuance of 42,147 shares of Common Stock. In connection with this acquisition, the Company received current assets of $4.5 million and noncurrent assets of $9.6 million and assumed current liabilities of $6.2 million and noncurrent liabilities of $3.3 million. The

                     CUC International Inc. and Subsidiaries

NOTE B--MERGERS AND ACQUISITIONS (CONTINUED)

excess of cost over the fair value of net assets acquired ($8.4 million) is included in the excess of cost over net assets acquired. In addition, during March 1995, the Company paid $2.4 million in cash to acquire its European license. This amount has been included in the excess of cost over net assets acquired.

During March 1995, the Company acquired all of the outstanding capital stock of Credit Card Sentinel (U.K.) Limited ("CCS") for $22.5 million in cash. CCS is a leading provider of credit card enhancement services, which are generally marketed through European financial institutions. In connection with this acquisition, the Company received current assets of $7.5 million and noncurrent assets of $2.3 million and assumed current liabilities of $6.6 million and noncurrent liabilities of $10.5 million. The excess of cost over the fair value of net assets acquired ($29.8 million) is included in the excess of cost over net assets acquired.

During fiscal 1996, the Company acquired several small privately-held discount coupon book publishing companies, certain assets from insurance marketers and franchisees and certain marketing and future renewal rights for an aggregate cost of $4.2 million. The cost of these acquisitions has been included in the excess of cost over net assets acquired ($3.7 million) and contract renewal rights ($.5 million). In addition, during fiscal 1996 the Company acquired certain assets from three timeshare-related businesses for an aggregate cost of $5.2 million and paid $3.7 million to satisfy contingent payment requirements in connection with previous acquisitions. These amounts have been included in the excess of cost over net assets acquired.

The preceding acquisitions were accounted for in accordance with the purchase method of accounting and, accordingly, their results of operations have been included in the consolidated results of operations from the respective dates of acquisition. The results of these entities' operations for the periods prior to their respective dates of acquisition were not significant to the Company's operations.

During June 1995, the Company acquired all of the outstanding capital stock of Getko for a purchase price of approximately $100 million, which was satisfied by the issuance of approximately 3.7 million shares of Common Stock. Getko distributes complimentary welcoming packages to new homeowners throughout the United States and Canada.

During September 1995, the Company acquired all of the outstanding capital stock of NAOG for a purchase price of approximately $52 million, which was satisfied by the issuance of approximately 1.5 million shares of Common Stock. NAOG owns one of the largest for-profit hunting and general interest fishing membership organizations in the United States, and also owns a handyman membership organization.

During January 1996, the Company acquired all of the outstanding capital stock of Advance Ross for a purchase price of approximately $183 million, which was satisfied by the issuance of 5.9 million shares of Common Stock. Advance Ross processes value-added tax refunds to travelers in over 20 European countries.

                     CUC International Inc. and Subsidiaries

NOTE B--MERGERS AND ACQUISITIONS (CONTINUED)

The acquisitions of Getko, NAOG and Advance Ross (collectively, the "Pooled Entities") were accounted for in accordance with the pooling-of-interests method of accounting. Therefore, the Company's financial statements have been restated for all prior periods to include these entities. Further, all common share and per common share data have been restated for prior periods and certain reclassifications have been made to the historical financial statements to conform to the Company's presentation.

The following represents revenues and net income of the Company and the Pooled Entities for the two years and the last complete interim periods preceding the mergers.

                                    Nine Months Ended                     Year ended January 31,
                                    October 31, 1995                     1995                 1994
                                --------------------------       ------------------------------------------
                                       (Unaudited)
Revenues:
    The Company                         $  949,886                   $ 1,044,669            $ 879,324
    Pooled Entities                         87,130                       138,227              105,477
                                --------------------------       ------------------------------------------
                                        $1,037,016                   $ 1,182,896            $ 984,801
                                ==========================       ==========================================

Net Income:
    The Company                         $  113,656                   $   117,591            $  87,371
    Pooled Entities                          7,103                         6,975                6,780
                                --------------------------       ------------------------------------------
                                        $  120,759                   $   124,566            $  94,151
                                ==========================       ==========================================



Getko, NAOG and Advance Ross previously used the fiscal years ended November 30, December 31 and December 31, respectively for their financial reporting. To conform to the Company's January 31 fiscal year end, Getko's operating results for December 1993 and January 1994 and NAOG's operating results for January 1994 have been excluded from the year ended January 31, 1995 operating results in the accompanying financial statements. The excluded periods have been adjusted by a $4.1 million charge to retained earnings at January 31, 1995. In addition, Advance Ross' operating results for January 1995 have been excluded from the year ended January 31, 1996 operating results in the accompanying financial statements. This excluded period has been adjusted by a $95,000 charge to retained earnings at January 31, 1996.

In connection with the Advance Ross acquisition, the Company charged $5.2 million ($4.2 million or $.02 per common share after-tax effect) to fiscal 1996 operations for merger costs. These costs are nonrecurring and comprised primarily of transaction costs and other professional fees. Costs incurred in connection with the acquisitions of Getko and NAOG were not significant to the Company's results of operations.

                     CUC International Inc. and Subsidiaries

NOTE B--MERGERS AND ACQUISITIONS (CONTINUED)

During January 1995, the Company acquired all of the outstanding capital stock of Essex Corporation and subsidiaries ("Essex") for $27.5 million. The purchase price was satisfied by the payment of $25.9 million in cash and the issuance of 75,000 shares of Common Stock. The former shareholders of Essex may receive additional payments over the next two years, not to exceed $57.5 million in the aggregate, based on the achievement of certain objectives. The Company's management believes that payments to such shareholders aggregating in excess of $30 million would be extremely remote. Essex is a third-party marketer of financial products for banks, primarily marketing annuities through financial institutions. In connection with this acquisition, the Company received current assets of $8.1 million and noncurrent assets of $1.4 million and assumed current liabilities of $7 million. The excess of cost over the fair value of net assets acquired ($25 million) was included in the excess of cost over net assets acquired.

During fiscal 1995, the Company acquired certain assets from three insurance marketers for an aggregate cost of $4.1 million. The cost of these acquisitions has been included in the excess of cost over net assets acquired ($3.9 million) and contract renewal rights ($.2 million). In addition, during fiscal 1995 the Company acquired a privately-held discount coupon book publishing company for $1 million and paid $.9 million to satisfy contingent payment requirements in connection with previous acquisitions. These amounts have been included in the excess of cost over net assets acquired.

During fiscal 1994, the Company acquired a privately owned insurance marketer for $6 million. The cost of this acquisition has been included in contract renewal rights. In addition, during fiscal 1994 the Company acquired a marketer of accidental death and dismemberment insurance and a company which markets other insurance products for an aggregate cost of approximately $2.6 million. The cost of these acquisitions has been included in the excess of cost over net assets acquired ($1.4 million) and contract renewal rights ($1.2 million), respectively. During fiscal 1994, an additional $5.8 million was paid to satisfy contingent payment requirements in connection with previous acquisitions.
This amount was included in the excess of cost over net assets acquired.

These fiscal 1995 and fiscal 1994 acquisitions were accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations have been included in the consolidated results of operations from the respective dates of acquisition. The results of operations for the periods prior to the respective dates of acquisition were not significant to the Company's operations in fiscal 1995 and 1994.

NOTE C--PROPERTIES

Property acquired is recorded at cost. Depreciation of properties is provided for using the straight-line method over the estimated useful lives of the assets. The following is a summary of properties as of January 31 (in thousands):
                                           1996          1995
                                       ----------------------------


Computer equipment                        $ 48,593      $ 33,798
Telephone equipment                         14,366        10,907
Furniture and other equipment               55,332        42,051
Building                                     3,758         2,649
Leasehold improvements                      12,967        10,364
Less accumulated depreciation              (73,575)      (56,412)
                                       ----------------------------
Properties, net                           $ 61,441      $ 43,357
                                       ============================

                     CUC International Inc. and Subsidiaries

NOTE D--REVOLVING CREDIT FACILITY AND ZERO COUPON CONVERTIBLE NOTES

During the second quarter of fiscal 1995, the Company renegotiated its revolving credit facility provided by General Electric Capital Corporation ("GECC"). The Amended and Restated Credit Agreement, which was entered into as of June 30, 1994 (the "GECC Credit Agreement"), amended and restated an agreement that the Company and GECC initially entered into in 1989 and was scheduled to expire June 1, 1997. The GECC Credit Agreement provided for a $100 million revolving credit facility with interest at LIBOR plus 2 1/4% (7 11/16% at January 31, 1996) on that portion of the outstanding balance which was less than or equal to $50 million and LIBOR plus 2 1/2% (7 15/16% at January 31, 1996) on the remaining outstanding balance. In addition, the GECC Credit Agreement required the Company to maintain certain financial ratios and other restrictive covenants, including restrictions that preclude the payment of cash dividends on shares of Common Stock. The Company has terminated the GECC Credit Agreement effective March 19, 1996 and entered into a credit agreement during March 1996 with certain banks signatory thereto; The Chase Manhattan Bank, N.A., Bank of Montreal, Morgan Guaranty Trust Company of New York and The Sakura Bank, Limited, as Co-Agents; and The Chase Manhattan Bank, N.A. as Administrative Agent (the "New Credit Agreement").

The New Credit Agreement provides for a $500 million revolving credit facility with a variety of different types of loans available thereunder. Interest is payable, depending on the type of loan utilized by the Company, at a variety of rates based on the federal funds rate, LIBOR, the prime rate or rates quoted by participating banks based on an auction process provided for in the New Credit Agreement. In addition, the New Credit Agreement requires the Company to maintain certain financial ratios and contains other restrictive covenants including, without limitation, financial covenants and restrictions on certain corporate transactions, and also contains various events of default provisions including, without limitation, defaults arising from certain changes in control of the Company.

The zero coupon convertible notes issued in connection with the Company's fiscal 1990 recapitalization were recorded at their fair value on the date of issuance and were issued in $100 principal amounts and multiples thereof. Each $100 principal amount is convertible into 15.1875 shares of Common Stock. These zero coupon convertible notes are redeemable at any time at the option of the Company, in whole or in part, at 90.6% of principal amount, increasing ratably to 100% on June 6, 1996.

No cash payments for interest were made under the Company's credit agreements with GECC for the years ended January 31, 1996 and 1995. Cash payments for interest thereunder amounted to $.3 million for the year ended January 31, 1994.

NOTE E--SHAREHOLDERS' EQUITY

During fiscal 1990, the Company made an administrative change to its incentive stock option plans which had the effect of converting all options granted under such plans to nonqualified options. Under these plans, options to purchase up to 11,029,922 shares of Common Stock may be granted at not less than the fair market value on the date of grant. Options granted under these plans are generally exercisable at 20% to 25% per year commencing one year from the date of grant.

                     CUC International Inc. and Subsidiaries

NOTE E--SHAREHOLDERS' EQUITY (CONTINUED)

The Company also has nonqualified option plans for certain employees. Under these plans, including options to purchase 8,250,000 shares of Common Stock added to these plans during fiscal 1996, nonqualified options to purchase up to 29,495,177 shares of Common Stock may be granted at not less than the fair market value on the date of grant. Options granted under these plans are generally exercisable at 20% to 25% per year commencing one year from the date of grant.

During October 1987, the Board of Directors adopted a plan ("1987 Plan") which, as amended by a vote of the shareholders at the Company's fiscal 1992 annual meeting, authorized the issuance of options for up to 17,718,750 shares of Common Stock. The 1987 Plan grants the Board of Directors the discretion to designate these options as incentive stock options or nonqualified stock options. Options granted under the 1987 Plan are generally exercisable at 20% to 25% per year commencing one year from the date of grant. During fiscal 1996, the Company's shareholders approved an amendment of the 1987 Plan to increase the number of shares of Common Stock authorized for issuance under the 1987 Plan to 23,718,750 shares of Common Stock.

During June 1991, the Company's shareholders approved a plan authorizing the issuance of options to the Company's non-employee directors to purchase up to 759,375 shares of Common Stock at not less than the fair market value on the date of grant. In addition, during June 1993, the Company's shareholders approved the 1992 Directors Stock Option Plan ("the 1992 Directors Plan"). The 1992 Directors Plan provides that options to acquire an aggregate of up to 450,000 shares of Common Stock may be granted to non-employee Directors. As of January 31, 1996, nonqualified options to purchase 669,375 shares of Common Stock have been granted under these two plans. Options granted under these plans are generally exercisable at 20% to 25% per year commencing one year from the date of grant.

In addition, during fiscal 1996, the Company's shareholders approved the 1994 Directors Stock Option Plan ("the 1994 Directors Plan"). The 1994 Directors Plan provides that options to acquire an aggregate of up to 225,000 shares of Common Stock may be granted to non-employee directors of the Company in office on each of November 23, 1994, 1995, 1996 and 1997. Options granted under the 1994 Directors Plan are generally exercisable in full on the date of grant. As of January 31, 1996, options to purchase 97,500 shares of Common Stock have been granted under the plan.

     As of January 31, 1996 and 1995, options to purchase 6,375,244 and 6,078,894 shares of Common Stock, respectively, were exercisable.

Changes in outstanding options were as follows:

    Outstanding January 31, 1994                22,066,036
         Options granted                         7,379,794
         Options exercised                      (2,063,033)
         Options cancelled                        (332,220)
                                            ----------------

    Outstanding January 31, 1995                27,050,577
         Options granted                         3,043,935
         Options exercised                      (5,977,847)
         Options cancelled                        (624,987)
                                            ----------------

    Outstanding January 31, 1996                23,491,678
                                            ================

                     CUC International Inc. and Subsidiaries

NOTE E--SHAREHOLDERS' EQUITY (CONTINUED)

Outstanding options at January 31, 1996 have exercise prices ranging from $.36 to $35.75.

The Company has an employee stock purchase plan for which 750,000 shares of Common Stock were authorized. This plan enables employees to purchase the Company's Common Stock at 90% of the fair market value on the fifteenth day following the last day of each calendar quarter. The remaining 10% is charged to compensation expense. Employees may not purchase in excess of 25% of their year-to-date earnings.

The following summarizes shares of Common Stock reserved for issuance as of January 31, 1996:

Zero coupon convertible notes                              2,278,088
Restricted stock plan                                        913,832
Stock options granted                                     23,491,678
Options not yet granted                                   10,012,706
Stock purchase plan                                          647,192
                                                      ----------------
                                                          37,343,496
                                                      ================

In July 1989, Getko established an Employee Stock Ownership Plan ("ESOP") for substantially all of its employees by purchasing 40,300 shares of its convertible preferred stock which was financed by a $15 million bank loan guaranteed by Getko. Compensation expense resulting from the ESOP amounted to $1.8 million, $5.4 million and $4.5 million for the years ended January 31, 1996, 1995 and 1994, respectively. During fiscal 1996, the remaining loan amount was repaid with the proceeds from the sale of unallocated ESOP shares and the remaining ESOP shares were distributed to participants.

During fiscal 1991, the Board of Directors authorized the repurchase of up to
10.125 million shares of Common Stock and during fiscal 1995 the Board of Directors reauthorized such repurchase. As of January 31, 1996, 2,475,552 shares of Common Stock had been repurchased at an aggregate cost of $8.7 million, of which $8.6 million relates to fiscal 1991 repurchases.

The Company has also authorized one million shares of voting preferred stock, $.01 par value. No shares of preferred stock have been issued.

NOTE F--INCOME TAXES

The components of income before income taxes for the years ended January 31 are as follows (in thousands):

                               1996              1995             1994
                         ----------------------------------------------------

Domestic                     $245,711          $184,984         $142,860
Foreign                        20,632            16,801           10,398
                         ----------------------------------------------------
                             $266,343          $201,785         $153,258
                         ====================================================

                     CUC International Inc. and Subsidiaries

NOTE F--INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of January 31 are as follows (in thousands):



                                                                             1996         1995
                                                                           ------------------------

Deferred tax assets:
   Deferred membership income and acquisition costs, net                   $26,208      $30,685
   Other accrued liabilities                                                 4,660        4,626
   Recapitalization expenses                                                 1,181          862
   Compensatory stock options                                                2,481        2,456
   All other                                                                 4,888        4,776
                                                                           ------------------------
Total deferred tax assets                                                   39,418       43,405

Deferred tax liabilities:
   Insurance retention refund                                               19,546       13,229
   Depreciation                                                              5,775        1,273
   All other                                                                 6,668        5,198
                                                                        ---------------------------
Total deferred tax liabilities                                              31,989       19,700
                                                                        ---------------------------
Net deferred tax assets                                                   $  7,429      $23,705
                                                                        ===========================


The provision (benefit) for income taxes consists of the following for the years ended January 31 (in thousands):


                                          1996          1995         1994
                                      ----------------------------------------
Current:
   Federal                              $  73,703      $ 57,774     $ 52,143
   State                                    6,591         7,856        6,150
   Foreign                                  6,399         5,233        2,548
                                      ----------------------------------------
                                           86,693        70,863       60,841
Deferred:
   Federal                                 15,152         4,746       (1,456)
   State                                      924           637         (262)
   Foreign                                    200           973          (16)
                                      ----------------------------------------
                                           16,276         6,356       (1,734)
                                      ----------------------------------------
Total provision                         $ 102,969      $ 77,219     $ 59,107
                                      ========================================

                     CUC International Inc. and Subsidiaries

NOTE F--INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes at the Federal statutory rate to the Company's consolidated tax provision follows for the years ended January 31 (in thousands):

                                                  1996           1995          1994
                                             -------------------------------------------
Income tax at statutory rate (35%)             $  93,220        $70,625       $53,640
State income taxes, net of Federal benefit         4,885          4,910         4,117
Foreign taxes differential                           825          1,352          (363)
Amortization of excess costs                       2,952          2,120         1,999
Other, net                                         1,087         (1,788)         (286)
                                             -------------------------------------------
                                               $ 102,969        $77,219       $59,107
                                             ===========================================



     Income tax payments amounted to $38.5 million, $43.1 million and $27.7 million for the years ended January 31, 1996, 1995 and 1994, respectively.

NOTE G--COMMITMENTS AND CONTINGENCIES

Rental expense under operating leases amounted to $27.7 million, $24.2 million and $21.7 million for the years ended January 31, 1996, 1995 and 1994, respectively. These leases provide for normal escalation charges in addition to the base rental. At January 31, 1996, the minimum rental commitments under non-cancellable operating leases with initial or remaining terms of more than one year aggregated $118.8 million ($24.8 million for 1997, $21.2 million for 1998, $18 million for 1999, $14.6 million for 2000, $12.2 million for 2001 and $28 million thereafter).

The Company has a Savings Incentive Plan ("Savings Plan") for all eligible employees which qualifies as a 401(k) plan. Effective July 1, 1994, Entertainment's Employee Stock Ownership Plan was merged into the Savings Plan. The Savings Plan provides that a participant may contribute up to 15% of his or her annual salary, subject to limitations, while the Company will contribute up to $61 per pay period for the first $92 contributed by a participant. The Company's contributions to the Savings Plan for fiscal 1996, 1995 and 1994 were $3.7 million, $2.9 million and $2 million, respectively.

NOTE H--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(Dollar amounts in thousands, except per common share amounts)


                                    First        Second         Third         Fourth
                                   Quarter       Quarter       Quarter       Quarter
                                ------------------------------------------------------


Fiscal 1996
   Total revenues                  $325,114      $347,759      $364,143       $377,948
   Income before income taxes        59,047        67,029        71,821         68,446
   Net income                        36,046        41,692        43,021         42,615
   Net income per common share          .19           .21           .22            .22

Fiscal 1995
   Total revenues                  $270,303      $288,143      $304,249       $320,201
   Income before income taxes        45,876        48,922        53,342         53,645
   Net income                        27,969        29,948        33,211         33,438
   Net income per common share          .15           .16           .17            .18



                     CUC International Inc. and Subsidiaries

NOTE H--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

The quarterly results of operations have been restated to reflect the poolings-of-interests with Getko, NAOG and Advance Ross (see Note B). The fourth quarter of fiscal 1996 includes $5.2 million ($4.2 million or $.02 per common share after-tax effect) of merger costs incurred in connection with the acquisition of Advance Ross.

NOTE I--SUBSEQUENT EVENTS

During February 1996, the Company entered into two separate Agreements and Plans of Merger to acquire Davidson & Associates, Inc. ("Davidson") and Sierra On-Line, Inc. ("Sierra") (collectively, the "Proposed Mergers"). Under the terms of the respective agreements, the Company plans to issue .85 of one share of its Common Stock for each share of Davidson common stock issued and outstanding and
1.225 shares of its Common Stock for each share of Sierra common stock issued and outstanding, immediately prior to the respective effective dates of the Proposed Mergers. The consummations of the Proposed Mergers are subject to certain customary closing conditions, including the approval of the holders of Davidson and Sierra common stock, respectively. Additionally, the Boards of Directors of Davidson and Sierra have the right (but are not required) to terminate the respective merger agreements if the average price per share of the Company's Common Stock in specified periods prior to their respective stockholders' meetings is below $29. Neither transaction is contingent upon the consummation of the other transaction. The transactions will be accounted for under the pooling-of-interests method of accounting and are expected to be completed during the second quarter of fiscal 1997.

NOTE J--EVENT (UNAUDITED) SUBSEQUENT TO DATE OF INDEPENDENT AUDITORS' REPORT

During April 1996, the Company entered into an Agreement and Plan of Merger to acquire Ideon Group, Inc. (the "Ideon Merger"). In the Ideon Merger, each share of Ideon Group, Inc. ("Ideon") common stock outstanding on the effective date of the Ideon Merger will be converted into Common Stock with a value of $13.50 per share, subject to certain adjustments if the average stock price of a share of Common Stock falls outside of a specified range. The consummation of the Ideon Merger is subject to certain customary closing conditions, including the approval of the holders of Ideon common stock. The Company expects upon closing of the Ideon Merger to reserve for costs to be incurred related to the Ideon Merger, which will include integration and transaction costs as well as costs relating to certain outstanding litigation matters previously discussed in Ideon's public filings. This transaction will be accounted for under the pooling-of-interests method of accounting and is expected to be completed during the second or third quarter of fiscal 1997.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the Company's Proxy Statement under the sections titled "Proposal 1: Election of Directors" and "Directors and Executive Officers" is incorporated herein by reference in response to this item.


ITEM 11.

EXECUTIVE COMPENSATION

The information contained in the Company's Proxy Statement under the section titled "Executive Compensation and Other Information" is incorporated herein by reference in response to this item, except that the information contained in the Proxy Statement under the sub-headings "Compensation Committee Report on Executive Compensation and "Performance Graph" is not incorporated herein by reference and is not to be deemed "filed" as part of this filing.


ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the Company's Proxy Statement under the section titled "Security Ownership of Management and Certain Beneficial Owners" is incorporated herein by reference in response to this item.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K


(a) (1) The following consolidated financial statements of CUC International Inc. are filed under "Item 8. Financial Statements and Supplementary Data":

          Consolidated balance sheets--January 31, 1996 and 1995

          Consolidated statements of income--Years ended January 31, 1996, 1995 and 1994

          Consolidated statements of shareholders' equity--Years ended January 31, 1996, 1995 and 1994

          Consolidated statements of cash flows--Years ended January 31, 1996, 1995 and 1994

          Notes to consolidated financial statements


(a) (2)   The following consolidated financial statement schedule of CUC
and (d)   International Inc. is included in Item 14(d):

          Schedule II--Valuation and qualifying accounts--Years ended January 31, 1996, 1995 and 1994

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.


(b)       Reports on Form 8-K

          None.

(a) (3)
and (c)   Exhibits:

Exhibit No.                       Description
- ----------                        -----------

      3.1 Restated Certificate of Incorporation of the Company, as filed November 21, 1991, as amended June 25, 1992, and as amended June 7, 1995 (filed as Exhibit 3.1 to Company's Form 10-Q for the period ended April 30, 1995).*

      3.2 By-Laws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement, No. 33-44453, on Form S-4 dated December 19, 1991).*

      4.1 Form of Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement, No. 33-44453, on Form S-4 dated December 19, 1991).*

      4.2 Form of Zero Coupon Convertible Subordinated Debentures and Trust Indenture between the Company and Morgan Guaranty Trust Company of New York, as Trustee (filed as Exhibit 4(a) to the Company's Current Report on Form 8-K, dated June 3, 1989).*




Exhibit No.                             Description
- -----------                             -----------
10.1-10.16               Management Contracts, Compensatory Plans and Arrangements
                         ---------------------------------------------------------
10.1                     Form of Employment Contract with E. Kirk Shelton and Christopher
                         K. McLeod, dated February 1, 1987, as amended November 1, 1991
                         (filed as Exhibit 10.1 to the Company's Annual Report on Form
                         10-K for the year ended January 31, 1994).*

10.2                     Amendment to Employment Contract with E. Kirk Shelton, dated
                         February 1, 1996.

10.3                     Amendment to Employment Contract with Christopher K. McLeod, dated February 1, 1996.

10.4                     Employment Contract with Walter A. Forbes, dated January 1, 1987, as amended January 1, 1991, January 1, 1993 and October 1, 1993
                         (filed as Exhibit 10.2 to the Company's Annual Report on Form
                         10-K for the year ended January 31, 1994) (the "Forbes Employment
                         Agreement").*

10.5                     Fourth Amendment to Forbes Employment Agreement, dated as of June
                         1, 1994 (filed as Exhibit 10.3 to the Company's Form 10-Q for the period ended July 31, 1994).*

10.6                     Agreement with Cosmo Corigliano, dated February 1, 1994 (filed as
                         Exhibit 10.6 to the Company's Annual Report on Form 10-K for the
                         fiscal year ended January 31, 1995).*

10.7                     Amendment to Agreement with Cosmo Corigliano, dated February 21,
                         1996.

10.8                     Agreement with Amy N. Lipton, dated February 1, 1996.

10.9                     Form of Employee Stock Option under the 1987 Stock Option Plan
                         (filed as Exhibit 10.6 to the Company's Form 10-Q for the period ended April 30, 1995).*

10.10                    Form of Director Stock Option for 1990 and 1992 Directors Stock
                         Option Plans (filed as Exhibit 10.4 to the Company's Annual
                         Report on Form 10-K for the fiscal year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

10.11                    Form of Director Stock Option for 1994 Directors Stock Option
                         Plan (filed as Exhibit 10.10 to the Company's Annual Report on
                         Form 10-K for the fiscal year ended January 31, 1995).*

10.12                    1987 Stock Option Plan, as amended (filed as Exhibit 10.9 to the
                         Company's Form 10-Q for the period ended April 30, 1995).*

10.13                    1990 Directors Stock Option Plan, as amended (filed as Exhibit
                         10.10 to the Company's Form 10-Q for the period ended April 30,
                         1995).*

10.14                    1992 Directors Stock Option Plan, as amended (filed as Exhibit
                         10.11 to the Company's Form 10-Q for the period ended April 30,
                         1995).*

10.15                    1994 Directors Stock Option Plan (filed as Exhibit 10.14 to the
                         Company's Annual Report on Form 10-K for the fiscal year ended
                         January 31, 1995).*




Exhibit No.                             Description
- ----------                              -----------
10.16                    Restricted Stock Plan and Form of Restricted Stock Plan Agreement
                         (filed as Exhibit 10.24 to the Company's Annual Report on Form
                         10-K for the fiscal year ended January 31, 1991, as amended
                         December 12, 1991 and December 19, 1991).*

10.17               Credit Agreement, dated as of March 26, 1996, among: CUC
                    International Inc.; the Banks signatory thereto; The Chase
                    Manhattan Bank, N.A., Bank of Montreal, Morgan Guaranty Trust
                    Company of New York, and The Sakura Bank, Limited as Co-Agents;
                    and The Chase Manhattan Bank, N.A. as Administrative Agent.

10.18               Agreement and Plan of Merger, dated October 17, 1995, among CUC
                    International Inc., Retreat Acquisition Corporation and Advance
                    Ross Corporation (filed as Exhibit 2 to the Company's
                    Registration Statement on Form S-4, Registration No. 33-64801,
                    filed on December 7, 1995).*

10.19               Agreement and Plan of Merger, dated as of February 19, 1996, by and among Davidson & Associates, Inc., CUC International Inc. and
                    Stealth Acquisition I Corp. (filed as Exhibit 2(a) to the
                    Company's Report on Form 8-K filed March 12, 1996).*

10.20               Agreement and Plan of Merger, dated as of February 19, 1996, by and among Sierra On-Line, Inc., CUC International Inc. and Larry
                    Acquisition Corp. (filed as Exhibit 2(b) to the Company's Report on Form 8-K filed March 12, 1996).*

10.21               Agreement and Plan of Merger, dated as of April 19, 1996, by and among Ideon Group, Inc., CUC International Inc. and IG
                    Acquisition Corp.

11                  Statement Re: Computation of Per Share Earnings.

21                  Subsidiaries of the Company.

23.1                Consent of Ernst & Young LLP.

23.2                Consent of Deloitte & Touche LLP.

27                  Financial Data Schedule.

















- ------------------------

 * Incorporated by reference






                                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CUC International Inc.
                           ----------------------------------------------------
                                               (Registrant)

                         By                /s/ Walter A. Forbes
                           ----------------------------------------------------

                                             Walter A. Forbes
                                        Chief Executive Officer and
                                    Chairman of the Board of Directors

                                           Date: April 10, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




      Signature                                    Title                                                  Date



by    /s/ Walter A. Forbes                         Chief Executive Officer and
      --------------------------------------       Chairman of the Board
      (Walter A. Forbes)                           (Principal Executive Officer)                          April 10, 1996


by    /s/ Cosmo Corigliano                         Senior Vice President and
      --------------------------------------       Chief Financial Officer
      (Cosmo Corigliano)                           (Principal Financial and Accounting Officer)           April 10, 1996


by    /s/ Bartlett Burnap                          Director                                               April 10, 1996
      --------------------------------------
      (Bartlett Burnap)

by    /s/ T. Barnes Donnelley                      Director                                               April 10, 1996
      --------------------------------------
      (T. Barnes Donnelley)

by    /s/ Stephen A. Greyser                       Director                                               April 10, 1996
      --------------------------------------
      (Stephen A. Greyser)

by    /s/ Christopher K. McLeod                    Director                                               April 10, 1996
      --------------------------------------
      (Christopher K. McLeod)

by    /s/ Burton C. Perfit                         Director                                               April 10, 1996
      --------------------------------------
      (Burton C. Perfit)

by    /s/ Robert P. Rittereiser                    Director                                               April 10, 1996
      --------------------------------------
      (Robert P. Rittereiser)

by    /s/ Stanley M. Rumbough, Jr.                 Director                                               April 10, 1996
      --------------------------------------
      (Stanley M. Rumbough, Jr.)

by    /s/ E. Kirk Shelton                          Director                                               April 10, 1996
      --------------------------------------
      (E. Kirk Shelton)







                     CUC International Inc. and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts



- -------------------------------------------------------------------------------------------------------------------
              Column A                  Column B              Column C                Column D        Column E
- -------------------------------------------------------------------------------------------------------------------
                                                             Additions
                                                   -------------------------------
                                       Balance at     Charged       Charged to
                                       Beginning     to Costs     Other Accounts     Deductions      Balance at
             Description               of Period   and Expenses     --Describe        --Describe      End of Period
- -------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 31, 1996:

Allowance for doubtful accounts       $10,548,000  $22,980,000   $    105,000 (A)  $22,928,000 (B)  $10,705,000 (E)

Allowance for membership               27,412,000                 335,359,000 (C)  335,336,000 (D)   27,435,000 (F)
cancellations


YEAR ENDED JANUARY 31, 1995:

Allowance for doubtful accounts        5,117,000    21,250,000        122,000 (A)   15,941,000 (B)   10,548,000 (E)

Allowance for membership
cancellations                          24,353,000                 317,686,000 (C)  314,627,000 (D)   27,412,000 (F)


YEAR ENDED JANUARY 31, 1994:

Allowance for doubtful accounts        5,370,000    11,615,000                      11,868,000 (B)    5,117,000 (E)

Allowance for membership
cancellations                          21,330,000                 288,289,000 (C)  285,266,000 (D)   24,353,000 (F)


(A) Pre-acquisition balance of subsidiary purchased during fiscal year
(B) Uncollectible accounts written off
(C) Charged to balance sheet account "Deferred Membership Income"
(D) Charges for refunds upon membership cancellations
(E) Deducted from balance sheet account "Receivables"
(F) Included in accrued expenses



                                                     INDEX TO EXHIBITS



   Exhibit No.                                           Description                                             Page
   -----------                                           -----------                                             ----


      3.1 Restated Certificate of Incorporation of the Company, as filed November 21, 1991, as amended June 25, 1992, and as amended June 7, 1995 (filed as Exhibit 3.1 to the Company's
                   Form 10-Q for the period ended April 30, 1995).*

      3.2          By-Laws of the Company (filed as Exhibit 3.2 to the Company's  Registration  Statement,
                   No. 33-44453, on Form S-4 dated December 19, 1991).*

      4.1          Form  of  Stock  Certificate  (filed  as  Exhibit  4.1  to the  Company's  Registration
                   Statement, No. 33-44453, on Form S-4 dated December 19, 1991).*

      4.2          Form of Zero Coupon  Convertible  Subordinated  Debentures and Trust Indenture  between the  Company  and  Morgan  Guaranty  Trust  Company of New York,  as Trustee  (filed as
                   Exhibit 4(a) to the Company's Current Report on Form 8-K, dated June 3, 1989).*

    10.1-10.16          Management Contracts, Compensatory Plans and Arrangements
                        ---------------------------------------------------------
     10.1               Form of Employment  Contract with E. Kirk Shelton and Christopher K. McLeod,  dated
                        February  1,  1987,  as amended  November  1, 1991  (filed as  Exhibit  10.1 to the
                        Company's Annual Report on Form 10-K for the year ended January 31, 1994).*

     10.2               Amendment to Employment Contract with E. Kirk Shelton, dated February 1, 1996.

     10.3               Amendment to Employment  Contract with  Christopher  K. McLeod,  dated  February 1,
                        1996.

     10.4               Employment  Contract  with  Walter A.  Forbes,  dated  January 1, 1987,  as amended
                        January 1, 1991,  January 1, 1993 and October 1, 1993 (filed as Exhibit 10.2 to the
                        Company's  Annual  Report on Form 10-K for the year ended  January  31,  1994) (the
                        "Forbes Employment Agreement").*

     10.5 Fourth Amendment to Forbes Employment Agreement, dated as of June 1, 1994 (filed as Exhibit 10.3 to the Company's
                        Form 10-Q for the period ended July 31, 1994).*

     10.6               Agreement with Cosmo  Corigliano,  dated February 1, 1994 (filed as Exhibit 10.6 to the  Company's  Annual  Report on Form 10-K for the fiscal  year ended  January 31,
                        1995).*

     10.7               Amendment to Agreement with Cosmo Corigliano, dated February 21, 1996.




                          INDEX TO EXHIBITS (continued)



   Exhibit No.                                  Description                                             Page
   ----------                                   -----------                                             ----


     10.8               Agreement with Amy N. Lipton, dated February 1, 1996.

     10.9               Form of Employee  Stock  Option  under the 1987 Stock Option Plan (filed as Exhibit
                        10.6 to the Company's Form 10-Q for the period ended April 30, 1995).*

     10.10              Form of Director Stock Option for 1990 and 1992 Directors
                        Stock Option Plans (filed as Exhibit 10.4 to the
                        Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991, as amended December 12, 1991 and
                        December 19, 1991).*

     10.11              Form of  Director  Stock  Option for 1994  Directors  Stock  Option  Plan (filed as
                        Exhibit  10.10 to the  Company's  Annual  Report on Form 10-K for the  fiscal  year ended January 31, 1995).*

     10.12              1987 Stock Option Plan,  as amended  (filed as Exhibit 10.9 to the  Company's  Form
                        10-Q for the period ended April 30, 1995).*

     10.13              1990  Directors  Stock  Option  Plan,  as amended  (filed as  Exhibit  10.10 to the
                        Company's Form 10-Q for the period ended April 30, 1995).*

     10.14              1992  Directors  Stock  Option  Plan,  as amended  (filed as  Exhibit  10.11 to the
                        Company's Form 10-Q for the period ended April 30, 1995).*

     10.15 1994 Directors Stock Option Plan (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).*

     10.16              Restricted  Stock  Plan and Form of  Restricted  Stock  Plan  Agreement  (filed  as
                        Exhibit  10.24 to the  Company's  Annual  Report on Form 10-K for the  fiscal  year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

     10.17         Credit Agreement,  dated as of March 26, 1996, among: CUC International Inc.; the Banks signatory  thereto;  The Chase Manhattan Bank, N.A., Bank of Montreal,  Morgan Guaranty
                   Trust Company of New York,  and The Sakura Bank,  Limited as  Co-Agents;  and The Chase
                   Manhattan Bank, N.A. as Administrative Agent.

     10.18         Agreement and Plan of Merger, dated October 17, 1995, among
                   CUC International Inc., Retreat Acquisition Corporation and
                   Advance Ross Corporation (filed as Exhibit 2 to the Company's
                   Registration Statement on Form S-4, Registration No.
                   33-64801, filed on December 7, 1995).*




                          INDEX TO EXHIBITS (continued)



   Exhibit No.                     Description                                                                  Page
   -----------                     ------------                                                                 ----


     10.19         Agreement and Plan of Merger,  dated as of February 19, 1996,  by and among  Davidson &
                   Associates,  Inc., CUC  International  Inc. and Stealth  Acquisition I Corp.  (filed as
                   Exhibit 2(a) to the Company's Report on Form 8-K filed March 12, 1996).*

     10.20         Agreement  and Plan of Merger,  dated as of  February  19,  1996,  by and among  Sierra
                   On-Line,  Inc., CUC  International  Inc. and Larry  Acquisition Corp. (filed as Exhibit
                   2(b) to the Company's Report on Form 8-K filed March 12, 1996).*

     10.21         Agreement  and Plan of Merger,  dated as of April 19,  1996,  by and among Ideon Group,
                   Inc., CUC International Inc. and IG Acquisition Corp.

     11            Statement Re: Computation of Per Share Earnings.

     21            Subsidiaries of the Company.

     23.1          Consent of Ernst & Young LLP.

     23.2          Consent of Deloitte & Touche LLP.

     27            Financial Data Schedule.
