Form 10-Q
period 1996-04-30
CUC INTERNATIONAL INC /DE/
filed 1996-06-14
CIK 723612

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q
 (Mark One)

[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
     Securities Exchange Act of 1934

For the quarterly period ended April 30, 1996
                               or
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

            APPLICABLE  ONLY TO  CORPORATE  ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common  Stock, $.01 par value - 191,537,342 shares as of May  31,
1996


                              INDEX



             CUC INTERNATIONAL INC. AND SUBSIDIARIES



PART I. FINANCIAL INFORMATION                               PAGE


Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - April 30, 1996
and January 31, 1996.                                       3

Condensed Consolidated Statements of Income - Three months
ended April 30, 1996 and 1995.                              4

Condensed Consolidated Statements of Cash Flows -
Three months ended April 30, 1996 and 1995.                 5

Notes to Condensed Consolidated Financial Statements.       6

Independent Accountants' Review Report.                     8

Item   2.  Management's  Discussion  and  Analysis  of
           Financial Condition and Results of Operations    9


PART II.  OTHER INFORMATION

Item  4.   Submission  of Matters to a Vote of  Security
           Holders                                         13


Item 6.  Exhibits and Reports on Form 8-K                  14


SIGNATURES                                                 17

INDEX TO EXHIBITS                                          18

PART I.  FINANCIAL  INFORMATION
CUC  INTERNATIONAL  INC.  AND  SUBSIDIARIES

CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(In thousands)
                                           April 30, January 31,
                                             1996        1996
Assets                                    (Unaudited)
Current Assets
  Cash and cash equivalents                 $286,344    $269,987
  Receivables                                305,380     297,842
  Prepaid membership materials                42,302      39,061
  Prepaid expenses, deferred taxes
    and other                                105,702     100,104
        Total Current Assets                 739,728     706,994

Membership solicitations in process           61,663      60,713
Deferred membership acquisition costs        278,001     273,102
Contract renewal rights and intangible
  assets - net of accumulated
  amortization of $97,448 and $92,415        281,545     276,047
Properties, at cost, less accumulated
  depreciation of $77,698 and $73,575         65,491      61,441
Deferred income taxes and other               40,243      36,111
                                          $1,466,671  $1,414,408

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable and accrued expenses     $101,107    $124,902
  Federal and state income taxes payable      12,887      24,943
        Total Current Liabilities            113,994     149,845

Deferred membership income, net              523,233     513,219
Zero coupon convertible notes - net of
  unamortized original issue discount
  of $178 and $588                            14,709      14,410
Other                                          9,164       9,722

Shareholders' Equity
   Common stock-par value $.01 per share;
     authorized 400 million shares;
     issued 194,381,429 shares
     and 191,820,896 shares                    1,944       1,918
  Additional paid-in capital                 370,389     323,704
  Retained earnings                          482,657     434,407
  Treasury stock, at cost, 3,868,011
    shares and 3,410,631 shares             (48,161)    (30,998)
  Foreign currency translation               (1,258)     (1,819)
Total Shareholders' Equity                   805,571     727,212
                                          $1,466,671  $1,414,408

See notes to condensed consolidated financial statements.



            CUC  INTERNATIONAL  INC.  AND SUBSIDIARIES
  CONDENSED  CONSOLIDATED  STATEMENTS OF INCOME  (UNAUDITED)
              (In thousands, except per share amounts)



                                              Three Months Ended
                                                  April 30,
                                               1996       1995

REVENUES
   Membership and service fees and other    $390,026    $325,114

     Total Revenues                          390,026     325,114

EXPENSES
     Operating                               105,801      89,186
     Marketing                               151,962     128,520
     General and administrative               54,408      48,709
     Interest income, net                      (805)       (348)

Total Expenses                               311,366     266,067

INCOME  BEFORE  INCOME  TAXES                 78,660      59,047

Provision for income taxes                    30,410      23,001

NET  INCOME                                  $48,250     $36,046

Net Income Per Common Share                    $0.25       $0.19

Weighted Average Number of
Common and Dilutive Common
Equivalent Shares Outstanding                196,736     192,371




See notes to condensed consolidated financial statements.




            CUC  INTERNATIONAL  INC.  AND SUBSIDIARIES
  CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH  FLOWS  (UNAUDITED)
                        (In thousands)

                                                   APRIL 30,
THREE MONTHS ENDED                             1996        1995
OPERATING  ACTIVITIES:
Net income                                   $48,250     $36,046
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
    Membership acquisition costs            (122,372)    (83,874)
    Amortization of membership
      acquisition costs                      117,473      97,205
    Deferred membership income                 9,776     (10,762)
    Membership solicitations in process         (950)     (4,659)
    Amortization of contract renewal           5,033       4,503
      rights and excess cost
    Deferred income taxes                     (2,007)      3,784
    Amortization of original issue
      discount on convertible notes              406         426
      Depreciation                             4,287       3,765

      Changes in working capital items, net of acquisitions:
        Increase in receivables               (7,538)    (13,725)
       (Increase) decrease in prepaid
          membership materials                (3,241)      2,130
        Increase in prepaid expenses          (5,598)    (11,323)
        Net decrease in accounts payable
          & accrued expenses and federal
          & state income taxes payable       (13,235)    (20,746)
        Other, net                            (1,987)     (2,852)
Net cash provided by (used in) operating
activities                                    28,297         (82)
INVESTING  ACTIVITIES:
Acquisitions, net of cash acquired           (10,668)    (51,172)
Acquisitions of properties                    (7,962)     (7,617)
Net cash used in investing activities        (18,630)    (58,789)
FINANCING  ACTIVITIES:
Issuance of Common Stock                       5,463      10,017
Repayments of long-term obligations            1,227         378
Net cash provided by financing activities      6,690      10,395
Net increase (decrease) in cash and cash
equivalents                                   16,357     (48,476)
Cash and cash equivalents at beginning of
period                                       269,987     209,054
Cash and cash equivalents at end of
  period                                    $286,344    $160,578


See notes to condensed consolidated financial statements.

             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending January 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K filing for the year ended January 31, 1996. The condensed consolidated financial statements at April 30, 1996 and for the three months ended April 30, 1996 and 1995 are unaudited, but have been reviewed by independent accountants and their report is included herein. Certain balance sheet amounts were reclassified to conform with the April 30, 1996 presentation.

NOTE 2 --  MERGERS AND ACQUISITIONS

During February 1996, the Company entered into two separate Agreements and Plans of Merger to acquire Davidson & Associates, Inc. ("Davidson") and Sierra On-Line, Inc. ("Sierra") (collectively, the "Software Mergers"). Under the terms of the respective agreements, the Company plans to issue .85 of one share of its common stock, par value $.01 per share ("Common Stock") for each share of Davidson common stock issued and outstanding and 1.225 shares of its Common Stock for each share of Sierra common stock issued and outstanding, immediately prior to the respective effective dates of the Software Mergers. The consummations of the Software Mergers are subject to certain customary closing conditions, including the approval of the holders of Davidson and Sierra common stock, respectively. Additionally, the Boards of Directors of Davidson and Sierra have the right (but are not required) to terminate the respective merger agreements if the average price per share of the Company's Common Stock in specified periods prior to their respective stockholders' meetings is below $29. Neither transaction is contingent upon the consummation of the other transaction. The transactions will be accounted for under the pooling-of-interests method of accounting and are expected to be completed during the second quarter of fiscal 1997.

During April 1996, the Company entered into an Agreement and Plan of Merger to acquire Ideon Group, Inc. ( the "Ideon Merger"). In the Ideon Merger, each share of Ideon Group, Inc. ("Ideon") common stock outstanding on the effective date of the Ideon Merger will be converted into Common Stock at a value of $13.50 per share, subject to certain adjustments if the average stock price of a share of Common Stock falls outside of a specified range. The consummation of the Ideon Merger is subject to certain customary closing conditions, including the approval of the holders of Ideon common stock. The Company expects upon closing of the Ideon Merger to reserve for costs to be incurred related to the Ideon Merger, which will include integration and transaction costs as well as costs relating to certain outstanding litigation matters previously discussed in Ideon's public filings. This transaction will be accounted for under the pooling-of-interests method of accounting and is expected to be completed during the second or third quarter of fiscal 1997.



             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)


NOTE 3 -- SHAREHOLDERS' EQUITY


Net income per share, assuming the conversions of the zero coupon convertible notes during the three months ended April 30, 1996 occurred at the beginning of such period, would not differ significantly from the Company's actual earnings per share for such period.


NOTE 4 -- INCOME TAXES

The Company's effective tax rate differs from the Federal statutory rate principally because of state income taxes and non-deductible amortization of the excess of cost over net assets acquired.

             Independent AccountantsO Review Report



Shareholders and Board of Directors
CUC International Inc.


We have reviewed the accompanying condensed consolidated balance sheet of CUC International Inc. as of April 30, 1996, and the related condensed consolidated statements of income and cash flows for the three-month periods ended April 30, 1996 and 1995. These financial statements are the responsibility of the CompanyOs management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CUC International Inc. as of January 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, not presented herein, and in our report dated March 19, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                            ERNST & YOUNG LLP


Stamford, Connecticut
May 22, 1996

ITEM 2.       CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

              Three Months Ended April 30, 1996 vs.
                Three Months Ended April 30, 1995



The Company's overall membership base continues to grow at a rapid rate (from 36.9 million members at April 30, 1995 to 48 million members at April 30, 1996), which is the largest contributing factor to the 20% increase in revenues (from $325.1 million for the quarter ended April 30, 1995 to $390 million for the quarter ended April 30, 1996). While the overall membership base increased by approximately 1.5 million members during the quarter, the average annual fee collected for the Company's membership services increased by 1%. The Company divides its memberships into three categories: individual, wholesale and discount program memberships. Individual memberships consist of members that pay directly for the services and the Company pays for the marketing costs to solicit the member primarily using direct marketing techniques. Wholesale memberships include members that pay directly for the services to their sponsor and the Company does not pay for the marketing costs to solicit the members. Discount program memberships are generally marketed through a direct sales force, participating merchant or general advertising and the related fees are either paid directly by the member or the local retailer. All of these categories share various aspects of the Company's marketing and operating resources.

Compared to the previous year's first quarter, individual, wholesale and discount program memberships grew by 16%, 20% and 61%, respectively, including members which came from acquisitions completed during fiscal 1996 (members resulting from acquisitions being "Acquired Members"). Discount program memberships have incurred the largest increase from Acquired Members, principally from Advance Ross Corporation, acquired in fiscal 1996, which provides local discounts to consumers. For the quarter ended April 30, 1996, individual, wholesale and discount coupon program memberships represented 63%, 14% and 23% of revenues, respectively. The Company maintains a flexible marketing plan so that it is not dependent on any one service for the future growth of the total membership base.

As the Company's services continue to mature, a greater percentage of the total individual membership base is in its renewal years. This results in increased profit margins for the Company due to the significant decrease in certain marketing costs incurred on renewing members. Improved response rates for new members also favorably impact profit margins. As a result, operating income before interest and taxes ("EBIT") increased from $58.7 million to $77.9 million, and EBIT margins improved from 18.1% to 20%.

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

             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

              Three Months Ended April 30, 1996 vs.
                Three Months Ended April 30, 1995



Operating costs increased 19% (from $89.2 million to $105.8 million). The major components of the Company's operating costs continue to be personnel, telephone, computer processing, participant insurance premiums (the cost of obtaining insurance coverage for members) and travel cash awards. Travel members are entitled to receive cash awards based on travel booked with the Company. For the quarter ended April 30, 1996, these awards represent less than 5% of total operating costs. The increase in overall operating costs is due principally to the variable nature of many of these costs and, therefore, the additional costs incurred to support the growth in the membership base. Historically, the Company has seen a direct correlation between providing a high level of service to its members and improved retention.

Marketing costs decreased as a percentage of revenue (from 40% to 39%). This decrease is primarily due to improved per member acquisition costs and an increase in renewing members. Membership acquisition costs incurred increased 46% (from $83.9 million to $122.4 million) as a result of the increased marketing effort which resulted in an increased number of new members acquired. Marketing costs include the amortization of membership acquisition costs and other marketing costs, which primarily consist of membership communications and sales expenses. Amortization of membership acquisition costs increased by 21% (from $97.2 million to $117.5 million). Other marketing costs increased by 10% (from $31.3 million to $34.5 million). These increases resulted primarily from the costs of servicing a larger membership base. The marketing functions for the Company's consumer services are combined for its various services and, accordingly, there are no significant changes in marketing costs by service.

The Company routinely reviews all renewal rates and has not seen any material change over the last year in the average renewal rate. Renewal rates are calculated by dividing the total number of renewing members not requesting a refund during their renewal year by the total members up for renewal.

General and administrative costs decreased as a percentage of revenue (from 15% to 14%). This is principally the result of the Company's ongoing ability to control overhead. Interest income, net, increased from $.3 million to $.8 million primarily due to the reduced level of amortization associated with the Company's zero coupon convertible notes and the net interest income from the increased level of cash generated by the Company for investment.



             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

Membership Information

The following chart sets forth the approximate number of members and net additions for the respective periods.
                                                   Net New Member
                              Number of               Additions
Period                         Members             for the Period
Quarter Ended April 30, 1996   48,015,000              1,535,000
Year Ended January 31, 1996    46,480,000             12,630,000*
Quarter Ended April 30, 1995   36,850,000              3,000,000**
Year Ended January 31, 1995    33,850,000              3,000,000

 *Includes approximately 8 million Acquired Members.
**Includes approximately 1.7 million Acquired Members.

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


Liquidity And Capital Resources; Inflation; Seasonality

Funds for the Company's operations and acquisitions have been provided through cash flow from operations. The Company also has a credit agreement, dated March 26, 1996, with certain banks signatory thereto; The Chase Manhattan Bank, N.A., Bank of
Montreal, Morgan Guaranty Trust Company of New York and The Sakura Bank, Limited, as Co-Agents; and The Chase Manhattan Bank, N.A., as Administrative Agent (the "Credit Agreement"). The Credit Agreement provides for a $500 million revolving credit facility with a variety of different types of loans available thereunder. The Credit Agreement contains certain customary restrictive covenants including, without limitation, financial covenants and restrictions on certain corporate transactions, and also contains various event of default provisions including, without limitation, defaults arising from certain changes in control of the Company. The amount of borrowings available to the Company under the Credit Agreement was $500 million at April 30, 1996, as there were no borrowings under the Credit Agreement at that date. The Credit Agreement is scheduled to expired March 26, 2001.



             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)


Liquidity   And   Capital   Resources;   Inflation;   Seasonality
(continued)

The Company invested approximately $10.7 million in acquisitions, net of cash acquired, during the three months ended April 30, 1996. These acquisitions have been fully integrated into the Company's operations. The Company is not aware of any trends, demands or uncertainties that will have a material effect on the Company's liquidity. The Company anticipates that cash flow from operations and the Credit Agreement will be sufficient to achieve its current long-term objectives.

The Company does not anticipate any material capital expenditures for the next year. Total capital expenditures were $8 million for the three months ended April 30, 1996.

The Company intends to continue to review potential acquisitions that it believes would enhance the Company's growth and profitability. Any acquisitions paid for in cash will initially be financed through excess cash flow from operations and the Credit Agreement. However, depending on the financing necessary to complete an acquisition, additional funding may be required.

To date, the overall impact of inflation on the Company has not been material. Except for the cash receipts from the sale of coupon book memberships, the Company's business is generally not seasonal. Most cash receipts from these coupon book memberships are received in the fourth quarter and, to a lesser extent, in the first and the third quarters of each fiscal year.

For the three months ended April 30, 1996, the Company's international businesses represented less than 5% of EBIT. Operating in international markets involves dealing with sometimes volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company is complex because it is linked to variability in real growth, inflation, interest rates and other factors. Because the Company operates in a mix of membership services and numerous countries, management believes currency exposures are fairly well diversified. To date, currency exposure has not been a significant competitive factor at the local market operating level. As international operations continue to expand and the number of cross-border transactions increases, the Company intends to continue monitoring its currency exposures closely and take prudent actions as appropriate.



PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Matters as specified in the Company's Proxy Statement dated May 3, 1996, a copy of which has previously been filed with the Securities and Exchange Commission, were considered and approved by the Company's shareholders at the annual shareholders' meeting held on June 5, 1996. The results of such matters are as follows:


Proposal 1:   To  elect  Messrs. T. Barnes Donnelley, Christopher
              K.  McLeod  and  Stanley M. Rumbough,  Jr.  to  the
              Board of Directors of the Company, each for a term to expire at the 1999 Annual Meeting.

       Results:               Total Vote For     Total Vote Withheld
     T. Barnes Donnelley       161,779,934           487,560
     Christopher K. McLeod     161,780,685           486,809
     Stanley M. Rumbough, Jr.  161,696,624           570,870

 The terms of office as a director of each of Bartlett Burnap, Walter A. Forbes, Stephen A.Greyser, Burton C. Perfit, Robert
 P. Rittereiser and E. Kirk Shelton continued after the meeting.

Proposal 2:   To  amend  the  Company's Restated  Certificate  of
              Incorporation to increase the number of shares of Common Stock authorized for issuance.

     Results:        For             Against         Abstain
                 156,774,873        4,560,166         932,455


Proposal 3:    To amend the Company's 1992 Directors Stock Option
               Plan.

     Results:         For            Against         Abstain
                  139,888,891      21,179,183       1,199,420


Proposal 4:    To amend the Company's 1994 Directors Stock Option
               Plan.

     Results:         For            Against         Abstain
                   139,317,819     21,728,586       1,221,089


Proposal 5:    To  ratify the appointment of Ernst & Young LLP as
               the Company's Independent Auditors for the fiscal year ending January 31, 1997.

     Results:         For            Against         Abstain
                   161,874,573        102,457         290,464

PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibit
     No.                      Description


          3.1 Amended and Restated Certificate of Incorporation of the Company, as filed June 5, 1996.

          10.1-10.16    Management Contracts, Compensatory Plans and
                        Arrangements

          10.1 Form of Employment Contract with E. Kirk Shelton and Christopher K. McLeod, dated February 1, 1987, as amended November 1, 1991 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).*

          10.2  Amendment  to Employment Contract  with  E.  Kirk
          Shelton, dated February 1, 1996 (filed as Exhibit  10.2
          to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

          10.3  Amendment to Employment Contract with Christopher
          K. McLeod, dated February     1, 1996 (filed as Exhibit
          10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

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

          10.7  Amendment   to  Agreement with Cosmo  Corigliano,
          dated  February 21, 1996 (filed as Exhibit 10.7 to  the
          Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

          10.8  Agreement with Amy N. Lipton, dated  February  1,
          1996  (filed  as  Exhibit 10.8 to the Company's  Annual
          Report  on Form 10-K for the fiscal year ended  January
          31, 1996).*

          10.9 Form of Employee Stock Option under the 1987 Stock
          Option  Plan  (filed as Exhibit 10.6 to  the  Company's
          Form 10-Q for the period ended April 30, 1995).*

PART II.  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (continued)


           10.10 Form of Director Stock Option for 1990 and 1992 Directors Stock Options Plans (filed as Exhibit
           10.4 to the Company's Annual Report for the fiscal year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

           10.11        Form  of Director Stock Option  for  1994
           Directors Stock Option Plan, as amended.

           10.12 1987 Stock Option Plan, as amended (filed as Exhibit 10.9 to the Company's Form 10-Q for the period ended April 30, 1995).*

           10.13 1990 Directors Stock Option Plan, as amended (filed as Exhibit 10.10. to the Company's
           Form 10-Q for the period ended April 30, 1995).*

           10.14  1992 Directors Stock Option Plan, as amended.

           10.15  1994 Directors Stock Option Plan, as amended.

           10.16 Restricted Stock Plan and Form of Restricted Stock Plan Agreement (filed as Exhibit
           10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

           10.17 Credit Agreement, dated as of March 26, 1996, among: CUC International Inc.; the Banks signatory thereto; The Chase Manhattan Bank, N.A., Bank of Montreal, Morgan Guaranty Trust Company of New York, and The Sakura Bank, Limited as Co-Agents; and The Chase Manhattan Bank, N.A., as Administrative Agent (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

           10.18         Agreement  and  Plan  of  Merger,  dated
           October 17, 1995, among CUC International Inc., Retreat Acquisition Corporation and Advance Ross Corporation (filed as Exhibit 2 to the Company's Registration Statement on Form S-4, Registration No. 33-64801, filed on December 7, 1995).*

           10.19 Agreement and Plan of Merger, dated as of February 19, 1996, by and among Davidson & Associates, Inc., CUC International Inc. and Stealth
           Acquisition I Corp. (filed as Exhibit 2(a) to the Company's Report on Form 8-K filed March 12, 1996).*

           10.20 Agreement and Plan of Merger, dated as of February 19, 1996, by and among Sierra On-Line, Inc., CUC International Inc. and Larry Acquisition Corp. (filed as Exhibit 2(b) to the Company's Report on Form 8-K filed March 12, 1996).*

PART II.  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (continued)

           10.21 Agreement and Plan of Merger, dated as of April 19, 1996, by and among Ideon Group, Inc., CUC International Inc. and IG Acquisition Corp. (filed as
           Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

          11.   Statement re:  Computation of Per Share  Earnings
          (Unaudited)

          15.    Letter   re:      Unaudited  Interim   Financial
          Information

(b) During the quarter ended April 30, 1996, the Company filed the following Current Reports on Form 8-K:

     (1) Current Report on Form 8-K, filed on February 21, 1996, reporting an Item 5 ("Other Events") event.
     (2) Current Report on Form 8-K, filed on February 22, 1996, reporting an Item 5 ("Other Events") event.
     (3) Current Report on Form 8-K, filed on March 12, 1996, reporting an Item 5 ("Other Events") event.
     (4) Current Report on Form 8-K, filed on April 22, 1996, reporting an Item 5 ("Other Events") event.


      *Incorporated by reference


                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CUC INTERNATIONAL INC.
                               (Registrant)





Date:  June 14, 1996              By:   WALTER  A.  FORBES
                                        Walter A. Forbes -
                                        Chief Executive Officer
                                        and Chairman of the Board
                                        (Principal Executive Officer)





Date:  June 14, 1996              By:   COSMO CORIGLIANO
                                        Cosmo  Corigliano  - Senior Vice
                                        President  and Chief Financial
                                        Officer  (Principal  Financial
                                        and Accounting Officer)





















                        INDEX TO EXHIBITS

     Exhibit
     No.                 Description                   Page

    3.1  Amended   and   Restated  Certificate   of
          Incorporation  of the Company,  as  filed
          June 5, 1996.

  10.1-10.16 Management   Contracts,   Compensatory
                Plans and Arrangements

    10.1 Form  of Employment Contract with E.  Kirk
          Shelton and Christopher K. McLeod,  dated
          February 1, 1987, as amended November  1,
          1991  (filed  as  Exhibit  10.1  to   the
          Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).*

    10.2 Amendment to Employment Contract  with  E.
          Kirk  Shelton,  dated  February  1,  1996
          (filed  as  Exhibit 10.2 to the Company's
          Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

    10.3 Amendment  to  Employment  Contract   with
          Christopher K. McLeod, dated February  1,
          1996  (filed  as  Exhibit  10.3  to   the
          Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

    10.4 Employment   Contract   with   Walter   A.
          Forbes, dated January 1, 1987, as amended
          January  1,1991,  January  1,  1993   and
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
          1994).*

    10.6 Agreement  with  Cosmo  Corigliano,  dated
          February  1, 1994 (filed as Exhibit  10.6
          to the Company's Annual Report on Form 10-
          K  for the fiscal year ended January  31,
          1995).*

    10.7 Amendment   to   Agreement   with    Cosmo
          Corigliano,  dated  February   21,   1996
          (filed  as  Exhibit 10.7 to the Company's
          Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

    10.8 Agreement   with  Amy  N.  Lipton,   dated
          February  1, 1996 (filed as Exhibit  10.8
          to the Company's Annual Report on Form 10-
          K  for the fiscal year ended January  31,
          1996).*

    10.9 Form  of  Employee Stock Option under  the
          1987  Stock Option Plan (filed as Exhibit
          10.6  to the Company's Form 10-Q for  the
          period ended April 30, 1995).*

                  INDEX TO EXHIBITS (continued)

     Exhibit
     No.                 Description                   Page

    10.10 Form  of  Director Stock Option for  1990
           and  1992 Directors Stock Options  Plans
           (filed  as Exhibit 10.4 to the Company's
           Annual Report for the fiscal year  ended
           January  31,  1991, as amended  December
           12, 1991 and December 19, 1991).*

    10.11 Form  of  Director Stock Option for  1994
           Directors Stock Option Plan, as amended.

    10.12 1987   Stock  Option  Plan,  as   amended
           (filed  as Exhibit 10.9 to the Company's
           Form 10-Q for the period ended April 30,
           1995).*

    10.13 1990 Directors Stock Option Plan, as amended (filed as Exhibit 10.10. to the Company's Form 10-Q for the period ended
           April 30, 1995).*

    10.14 1992 Directors Stock Option Plan, as amended.

    10.15 1994 Directors Stock Option Plan, as amended.

    10.16 Restricted   Stock  Plan  and   Form   of
           Restricted  Stock Plan Agreement  (filed
           as Exhibit 10.24 to the Company's Annual
           Report on Form 10-K for the fiscal  year
           ended   January  31,  1991,  as  amended
           December  12,  1991  and  December   19,
           1991).*

    10.17 Credit Agreement, dated as of  March  26,
           1996, among: CUC International Inc.; the
           Banks   signatory  thereto;  The   Chase
           Manhattan  Bank, N.A., Bank of Montreal,
           Morgan  Guaranty Trust  Company  of  New
           York, and the Sakura Bank, Limited as Co-
           Agents;  and  The Chase Manhattan  Bank,
           N.A., as Administrative Agent (filed  as
           Exhibit  10.17  to the Company's  Annual
           Report on Form 10-K for the fiscal year ended January 31, 1996).*

    10.18 Agreement  and  Plan  of  Merger,   dated
           October    17,    1995,    among     CUC
           International Inc., Retreat  Acquisition
           Corporation and Advance Ross Corporation
           (filed  as  Exhibit 2 to  the  Company's
           Registration  Statement  on  Form   S-4,
           Registration  No.  33-64801,  filed   on
           December 7, 1995).*

    10.19 Agreement   and Plan of Merger, dated  as
           of  February  19,  1996,  by  and  among
           Davidson   &   Associates,   Inc.,   CUC
           International    Inc.    and     Stealth
           Acquisition  I Corp. (filed  as  Exhibit
           2(a) to the Company's Report on  Form 8-
           K filed March 12, 1996).*

    10.20 Agreement and Plan of Merger, dated as of February 19, 1996, by and among Sierra On-Line, Inc., CUC International
           Inc. and Larry Acquisition Corp. (filed as Exhibit 2(b) to the Company's Report on Form 8-K filed March 12, 1996).*


                  INDEX TO EXHIBITS (continued)

    Exhibit
    No.                 Description                  Page

    10.21 Agreement and Plan of Merger, dated as of April 19, 1996, by and among Ideon
           Group, Inc., CUC International Inc.  and
           IG  Acquisition Corp. (filed as  Exhibit
           10.21 to the Company's Annual Report  on
           Form  10-K  for  the fiscal  year  ended
           January 31, 1996).*


    11.   Statement  re:  Computation of Per  Share
           Earnings (Unaudited)

    15.   Letter  re:  Unaudited Interim  Financial
           Information










*Incorporated by reference