Form 10-Q
period 1996-07-31
CUC INTERNATIONAL INC /DE/
filed 1996-09-16
CIK 723612

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


(Mark One)

[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities Exchange Act of 1934

For the quarterly period ended July 31, 1996
                               or
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

            APPLICABLE  ONLY TO  CORPORATE  ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value - 262,386,160 shares as of August
31, 1996


                              INDEX



             CUC INTERNATIONAL INC. AND SUBSIDIARIES



PART             I.             FINANCIAL             INFORMATION
PAGE


Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - July 31, 1996
and January 31, 1996.                                       3

Condensed Consolidated Statements of Income - Three months
ended July 31, 1996 and 1995.                               4

Condensed Consolidated Statements of Income - Six months
ended July 31, 1996 and 1995.                               5

Condensed Consolidated Statements of Cash Flows -
Six months ended July 31, 1996 and 1995.                    6

Notes to Condensed Consolidated Financial Statements.       7

Independent Accountants' Review Report.                     13


Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations                         14


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   20


SIGNATURES                                                  23

INDEX TO EXHIBITS                                           24

PART I.  FINANCIAL  INFORMATION
CUC  INTERNATIONAL  INC.  AND  SUBSIDIARIES

CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(In thousands)
                                           July 31,  January 31,
                                             1996        1996
Assets                                    (Unaudited)
Current Assets
  Cash and cash equivalents                 $297,458    $307,965
  Marketable securities                       73,555      63,423
  Receivables                                415,665     391,539
  Prepaid membership materials                47,021      39,061
  Prepaid expenses, deferred taxes & other   143,831     135,772

        Total Current Assets                 977,530     937,760

Membership solicitations in process           61,881      60,713
Deferred membership acquisition costs        277,240     273,102
Contract renewal rights and intangible
assets - net of accumulated
  amortization of $109,556 and $98,362       290,772     287,804
Properties, at cost, less accumulated
  depreciation of $105,089 and $94,173        86,054      80,964
Deferred income taxes and other               50,823      41,943
                                          $1,744,300  $1,682,286
Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable and accrued expenses     $138,402    $182,602
  Federal and state income taxes payable      14,054      35,957
        Total Current Liabilities            152,456     218,559

Deferred membership income                   510,219     513,219
Convertible debt                              23,428      23,389
Zero coupon convertible notes                             14,410
Other                                         11,287      13,046

Contingencies (Note 6)

Shareholders' Equity
  Common stock-par value $.01 per share;
    authorized 600 million shares;
    issued 254,246,281 shares
    and 246,171,191 shares                     2,542       2,462
  Additional paid-in capital                 569,506     446,528
  Retained earnings                          560,422     483,679
  Treasury stock, at cost, 3,979,095
    shares and 3,410,631 shares             (52,291)    (30,998)
  Deferred compensation                     (30,485)
  Unrealized (loss)gain on marketable
    securities                                 (106)         248
  Foreign currency translation               (2,678)     (2,256)
Total Shareholders' Equity                 1,046,910     899,663
                                          $1,744,300  $1,682,286
See notes to condensed consolidated financial statements.

     CUC  INTERNATIONAL  INC.  AND  SUBSIDIARIES
           CONDENSED  CONSOLIDATED STATEMENTS  OF  INCOME
                       (UNAUDITED)
(In thousands, except per share amounts)


                                       Three Months Ended
                                            July 31,
                                       1996         1995

REVENUES
   Membership and service fees         $421,797     $347,759
   Software                              68,580       62,260

     Total Revenues                     490,377      410,019

EXPENSES
     Operating                          155,995      135,178
     Marketing                          171,082      145,805
     General and administrative          66,479       58,973
     Merger costs                        28,635
     Interest income, net               (1,103)      (1,062)

Total Expenses                          421,088      338,894

INCOME BEFORE INCOME TAXES               69,289       71,125

Provision for income taxes               33,981       26,823

NET  INCOME                             $35,308      $44,302

Net Income Per Common Share               $0.14        $0.18

Weighted Average Number of
Common and Dilutive Common
Equivalent Shares Outstanding           256,806      248,767

See notes to condensed consolidated financial statements.


CUC  INTERNATIONAL  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME
(UNAUDITED)
(In thousands, except per share amounts)


                                      Six Months Ended
                                          July 31,
                                       1996        1995

REVENUES
   Membership and service fees        $811,823     $672,873
   Software                            129,053      109,962

     Total Revenues                    940,876      782,835

EXPENSES
     Operating                         301,466      254,699
     Marketing                         337,457      284,010
     General and administrative        130,577      113,379
     Merger costs                       28,635
     Interest income, net              (2,770)      (2,219)

Total Expenses                         795,365      649,869

INCOME BEFORE INCOME TAXES             145,511      132,966

Provision for income taxes              63,218       50,661

NET  INCOME                            $82,293      $82,305

Net Income Per Common Share              $0.32        $0.33

Weighted Average Number of
Common and Dilutive Common
Equivalent Shares Outstanding          255,084      247,542

See notes to condensed consolidated financial statements.














CUC  INTERNATIONAL  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH  FLOWS (UNAUDITED)
(In thousands)
                                                  JULY 31,
SIX MONTHS ENDED                                 1996     1995
OPERATING  ACTIVITIES:
Net income                                    $82,293   $82,305
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Membership acquisition costs             (235,308) (186,090)
    Amortization of membership
      acquisition costs                       242,431   195,203
    Deferred membership income               (14,499)  (18,283)
    Membership solicitations in process       (1,168)   (6,184)
    Amortization of contract renewal
      rights and excess cost                   11,744    10,325
    Deferred income taxes                       6,734    13,984
    Amortization of original issue
      discount on convertible notes             1,291       832
    Depreciation                               13,116     8,583

         Changes in working capital items, net of acquisitions:
         Increase in receivables             (24,126)  (44,781)
         Increase in prepaid membership
            materials                         (7,960)   (7,938)
         Increase in prepaid expenses other
            current assets                   (16,453)  (12,024)
         Net decrease in accounts payable
            and accrued expenses and federal
            and state income taxes payable   (30,286)  (25,533)
    Other, net                               (16,028)   (8,597)
Net cash provided by operating activities      11,781     1,802
INVESTING  ACTIVITIES:
Proceeds from matured marketable securities    34,204    29,916
Purchases of marketable securities           (44,336)  (30,177)
Acquisitions, net of cash acquired           (14,841)  (59,256)
Acquisitions of properties                   (17,839)  (18,230)
Net cash used in investing activities        (42,812)  (77,747)
FINANCING  ACTIVITIES:
Issuance of Common Stock                       18,537    14,663
Repayments of long-term obligations, net        1,987       (5)
Equity distributions                                       (60)
Net cash provided by financing activities      20,524    14,598
Net decrease in cash and cash equivalents    (10,507)  (61,347)
Cash and cash equivalents at beginning of
period                                        307,965   263,098
Cash and cash equivalents at end of period   $297,458  $201,751

See notes to condensed consolidated financial statements.



             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending January 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K filing for the year ended January 31, 1996. The condensed consolidated financial statements at July 31, 1996 and for the six months ended July 31, 1996 and 1995 are unaudited, but have been reviewed by independent accountants and their report is included herein. All periods presented reflect the Company's reclassifications of deferred membership acquisition costs (previously classified as an offset to deferred membership income) and membership solicitations in process (previously classified as a current asset) to noncurrent assets.

NOTE 2 --  MERGERS AND ACQUISITIONS

During July 1996 the Company acquired all of the outstanding capital stock of Davidson & Associates, Inc. ("Davidson") for a purchase price of approximately $1 billion, which was satisfied by the issuance of approximately 30.1 million shares of the
Company's common stock, par value $.01 per share ("Common Stock"). Also during July 1996 the Company acquired all of the outstanding capital stock of Sierra On-Line, Inc. ("Sierra") for a purchase price of approximately $858 million, which was satisfied by the issuance of approximately 25.6 million shares of Common Stock. Davidson and Sierra develop, publish and distribute educational and entertainment software for home and school use. The mergers with Davidson and Sierra have been accounted for in accordance with the pooling-of-interests method of accounting and, accordingly, the accompanying interim consolidated financial statements have been retroactively adjusted as if Davidson, Sierra and the Company had operated as one since inception.

The  following represents revenues and net income of the  Company and  Davidson and Sierra for the six months ended July  31,  1995 and  the  last  complete  interim period  preceding  the  mergers
(unaudited, in thousands).

                             Three
                            months   Six months
                             ended   ended July
                           April 30,  31, 1995
                             1996
          Revenues:
          The Company       $390,026   $672,873
          Davidson and
            Sierra            60,473    109,962
                          ---------- ----------
                            $450,499   $782,835
                             =======    =======
          Net Income
          (Loss):
          The Company        $48,250    $77,738
          Davidson and
            Sierra            (1,265)      4,567
                          ---------- ----------
                             $46,985    $82,305
                             =======    =======

Davidson and Sierra previously used the fiscal year-ends December 31 and March 31, respectively, for their financial reporting. To conform to the Company's January 31 fiscal year-end, Davidson's operating results for January 1996 have been excluded from the six months ended July 31, 1996 operating results in the accompanying financial statements. In addition, Sierra's operating results for February and March 1996 have been included in the operating results for the six months ended July 31, 1996 in the accompanying financial statements and for the year ended January 31, 1996. The above-mentioned excluded and duplicated periods have been adjusted by a $5.7 million charge to retained earnings at July 31, 1996.

             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)


NOTE 2 --  MERGERS AND ACQUISITIONS  (continued)

In connection with the Davidson and Sierra mergers, the Company charged $28.6 million ($25.1 million or $.10 per common share after-tax effect) to operations in the three months ended July 31, 1996 for merger costs. Such costs are non-recurring and are comprised primarily of transaction costs, other professional fees and integration costs.

NOTE 3 -- SHAREHOLDERS' EQUITY

For the three and six months ended July 31, 1996, $14.7 million and $14.9 million principal of zero coupon convertible notes were converted into 2.2 million shares and 2.3 million shares of Common Stock, respectively, and the related unamortized original issue discount ($64,000 and $68,000, respectively) was charged against additional paid-in capital. The balance of the change in additional paid-in capital and treasury stock relates to stock option activity.

The Company's fiscal 1990 recapitalization included establishment of a restricted stock plan designed to compensate and retain key employees of the Company. During July 1996, 910,000 restricted shares of Common Stock were granted with a fair value on the date of grant of $30.5 million, which amount was deducted from shareholders' equity and is being amortized over the vesting period.

Net income per share, assuming the conversions of the zero coupon convertible notes during the six months ended July 31, 1996 occurred at the beginning of such period, would not differ significantly from the Company's actual earnings per share for such period.

NOTE 4 -- SOFTWARE RESEARCH AND DEVELOPMENT COSTS AND COSTS OF
SOFTWARE REVENUE


Software research and development costs are included in operating expenses and aggregated $15.3 million and $13.5 million for the three months ended July 31, 1996 and 1995, respectively, and $30.2 million and $24.3 million for the six months ended July 31, 1996 and 1995, respectively. Costs of software revenue are included in operating expenses and aggregated $21.1 million and $28.4 million for the three months ended July 31, 1996 and 1995, respectively, and $45.9 million and $47.9 million for the six months ended July 31, 1996 and 1995, respectively.

NOTE 5 -- INCOME TAXES

The Company's effective tax rate differs from the Federal statutory rate principally because of state income taxes and non-deductible amortization of the excess of cost over net assets acquired.

NOTE 6 -- CONTINGENCIES - IDEON

During August 1996, the Company acquired Ideon (as defined and described in Note 7). At July 31, 1996, Ideon was defending or prosecuting claims in thirteen complex lawsuits, twelve of which involved Peter Halmos, former Chairman of the Board and Executive Management Consultant to SafeCard, and various parties related to him as adversaries. Peter Halmos is also a plaintiff in three other lawsuits, one against a former officer, one against a director of Ideon and one against SafeCard's outside counsel, in which neither SafeCard nor Ideon have been named as defendant. The thirteen cases in which Ideon or its subsidiaries is a party are as follows:

A suit initiated by Peter Halmos, related entities, and Myron Cherry (a former lawyer for SafeCard) in April 1993 in Cook County Circuit Court in Illinois against SafeCard and one of Ideon's directors, purporting to state claims aggregating in excess of $100 million, principally relating to alleged rights to "incentive compensation," stock options or their equivalent, indemnification, wrongful termination and defamation. On February 7, 1995, the court dismissed with prejudice Peter Halmos' claims regarding alleged rights to "incentive compensation," stock options or their equivalent, wrongful termination and defamation. Mr. Halmos has appealed this ruling. SafeCard has filed an answer to the remaining indemnification claims. Its obligation to file an answer to the claims of Myron Cherry have been stayed pending settlement discussions. On December 28, 1995, the court stayed Halmos' indemnification claims pending resolution of a declatory judgment action filed by Ideon in Delaware Chancery Court.

             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)

NOTE 6 -- CONTINGENCIES - IDEON  (continued)

A suit which seeks monetary damages and certain equitable relief filed by SafeCard in August 1993 in Laramie County Circuit Court in Wyoming against Peter Halmos and related entities alleging that Peter Halmos dominated and controlled SafeCard, breached his fiduciary duties to SafeCard, and misappropriated material non-public information to make $48 million in profits on sales of SafeCard stock. In March 1994, Mr. Halmos and related entities filed a counterclaim in which claims were made of conspiracy in restraint to trade, monopolization and attempted monopolization, unfair competition and restraint of trade, breach of contract for indemnity and intentional infliction of emotional distress. SafeCard's motion to sever the conspiracy, monopolization and restraint of trade claims was granted in May 1994. The claims for the conspiracy, monopolization, restraint of trade and unfair competition were dismissed without prejudice in June 1994. On April 12, 1995, the trial court granted the motion of Mr. Halmos and certain related entities to amend their counterclaims. The amended counterclaims include claims for indemnification for legal expenses incurred in the action and a claim that SafeCard's contract with CreditLine should be rescinded. On April 19, 1995, the trial court granted Mr. Halmos' motion for summary judgment that certain of SafeCard's claims against him were barred by the statute of limitation. On March 14, 1996, the Wyoming Supreme Court reversed the trial court's ruling that certain of SafeCard's claims were barred by the statute of limitations. Pursuant to the Court's order of July 31, 1996, the action has been abated to permit the parties to engage in settlement negotiations.

A suit seeking monetary damages by Peter Halmos, purportedly in his name and in the name of CreditLine Corporation and Continuity Marketing Corporation against SafeCard, one of its officers and three of Ideon's directors in United States District Court in the Southern District of Florida, in September 1994 purporting to state various tort claims, state and federal antitrust claims and claims of copyright infringement. The claims principally relate to the allegation by Peter Halmos and his companies that SafeCard has taken action to prevent him from being a successful competitor. All discovery in the case has been stayed pending a ruling on a motion to dismiss filed by SafeCard, its officer and Ideon's directors. On August 16, 1995, the United States Magistrate Judge filed a Report and Recommendation that the case be dismissed. The parties have filed various beliefs and memoranda in response to this Report. On January 4, 1996, the Magistrate recommended ruling that the statute of limitations was tolled during pendency of the case in federal court and the plaintiffs' state law claims were thus not time-barred. Defendants have filed an objection to this recommendation.

A suit seeking monetary damages by Peter Halmos, as trustee for the Peter A. Halmos revocable trust dated January 24, 1990 and the Halmos Foundation, Inc. individually and certain other named parties on behalf of themselves and all others similarly situated against SafeCard, one of its officers, one of its former officers and three of Ideon's directors in the United States District Court for the Southern District of Florida in December 1994. This litigation involves claims by a putative class of sellers of SafeCard Stock for the period January 11, 1993 through December 8, 1994 for alleged violations of the federal and states securities laws in connection with alleged improprieties in SafeCards' investor relations program. The complaint also includes individual claims made by Peter Halmos in connection with the sale of stock by two trusts controlled by him. SafeCard and the individual defendants have filed a motion to dismiss. There has been limited discovery on class certification and identification of "John Doe" defendant issues. Ideon filed its opposition to the pending motion for class certification on December 11, 1995. Plaintiffs' reply was filed March 19, 1996. On September 9, 1996, the Court entered an order abating the action until December 9, 1996 to permit the parties to engage in settlement negotiations.

A suit seeking monetary damages and injunctive relief by LifeFax, Inc. and Continuity Marketing Corporation, companies affiliated with Peter Halmos, in the State Circuit Court in Palm Beach County, Florida in April 1995 against Ideon, Family Protection Network, Inc., SafeCard, one of Ideon's directors and Ideon's Chief Executive Officer purporting to state various statutory and tort claims. The claims principally relate to the allegation by these companies that SafeCard's Early Warnings Service and Family Protection Network were conceived and commercialized by, among others, Peter Halmos and have been improperly copied. An amendment complaint filed on June 14, 1995 seeking monetary damages adds to the prior claims certain claims by Nicholas Rubino that principally relate to the allegation that SafeCard's Pet Registration Product was conceived by Mr. Rubino and has been improperly copied. The Company has filed an appropriate answer.


             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)


A suit seeking monetary damages and declaratory relief by Peter Halmos, individually and as trustee for the Peter A. Halmos revocable trust dated January 24, 1990 and by James B. Chambers, individually and on behalf of himself and all others similarly situated against Ideon, SafeCard, each of the members of Ideon's Board of Directors, three non-board member officers of Ideon, Ideon's previous outside auditor and one of Ideon's outside counsel in the United States District Court for the Southern District of Florida in June 1995. The litigation involves claims by a putative class of purchasers of Ideon stock between December 14, 1994 and May 25, 1995 and on behalf of a separate class of all record holders of SafeCard stock as of April 27, 1995. The putative class claims are for alleged violations of the federal securities laws, for alleged breach of fiduciary duty and alleged negligence in connection with certain matters voted on at the Annual Meeting of SafeCard stockholders held on April 27, 1995. Ideon and the individual defendants have filed a motion to dismiss these claims. There has been limited discovery on class certification issues. Ideon filed its opposition to the pending motion for class certification on December 11, 1995. Plaintiffs' reply was filed March 19, 1996. On September 9, 1996, the Court entered an order abating the action until December 9, 1996 to permit the parties to engage in settlement negotiations.

A purported shareholder derivative action initiated by Michael P. Pisano, on behalf of himself and other stockholders of SafeCard and Ideon against SafeCard, Ideon, two of their officers, and Ideon's directors in United States District Court, Southern District of Florida. This litigation involves claims that the officers and directors of SafeCard have improperly refused to accede to Peter Halmos' litigation and indemnification demands against Ideon. Ideon and the individual defendants have filed motions to dismiss the first amended complaint. On September 29, 1995, Pisano filed a second amended complaint which made additional allegations of waste and mismanagement against Ideon's officers and directors in connection with the Family Protection Network and PGA Tour Partner products. On December 26, 1995, Ideon filed motions to dismiss the Second Amended Complaint. On June 4 and June 19, 1996, orders were entered dismissing plaintiff's claims with prejudice for failure to join an indispensable party, Peter Halmos. On June 27, 1996, plaintiff filed a notice of appeal.

A suit seeking monetary damages filed by Peter Halmos against SafeCard, one of its directors, its former general counsel, and its legal counsel in the Circuit Court, Fifteenth Judicial Circuit, in and for Palm Beach County, Florida on August 10, 1995. This litigation involves claims by Peter Halmos for breach of fiduciary duty and constructive fraud, fraud, and negligent misrepresentation and is based on allegations arising out of the resolution of a shareholder class action lawsuit in 1991 and SafeCard's subsequent filing of an action against Halmos and his related companies in Wyoming in 1993. Plaintiff filed an amended complaint on June 26, 1996 and on July 11, 1996 Ideon moved to dismiss plaintiff's amended complaint or in the alternative to stay the action.

A declaratory judgment action by Ideon and its directors against Peter Halmos in Delaware Chancery Court, New Castle County. This action seeks a declaration regarding Ideon's advance
indemnification   obligations,  if  any,  to  Peter   Halmos   in
connection with his many lawsuits. Halmos filed a motion to dismiss on jurisdictional grounds on November 17, 1995. Ideon filed a brief in opposition and an amended complaint on February 14, 1996. On April 22, 1996, Halmos filed an answer and amended counterclaims in which High Plains Capital Corporation ("High Plains") and Halmos Trading & Investment Company ("Halmos Trading") were added as additional parties. The amended counterclaims seek advancement and/or indemnification for Halmos, High Plains and Halmos Trading for certain litigations and an IRS investigation. The amended counterclaims also seek recovery against individual defendant directors based on allegations they willfully and unjustly denied Halmos indemnification and/or advancement.

A suit by High Plains against Ideon, SafeCard, two of its directors and The Dilenschneider Group, Inc. in Circuit Court in Palm Beach County, Florida. This litigation involves claims by
High Plains for certain incentive compensation arising out of Halmos' affiliation with SafeCard. The complaint includes claims for breach of written agreements regarding additional services and expenses, an alternative claim for quantum meruit based on written agreement and a count for tortious interference with advantageous business relationship. Ideon filed a motion for final summary judgment. Discovery has been stayed pending a ruling on this motion.

A suit filed by High Plains against Ideon and SafeCard in Circuit Court in Broward County, Florida. This litigation involves claims by High Plains for alleged breach of oral contract, alleged violation of Florida's Uniform Trade Secrets Act, alleged misappropriation of trade secrets and for declaration that certain alleged trade secrets are property of High Plains. Ideon filed motions to dismiss and to transfer on December 15, 1995.


             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)

NOTE 6 -- CONTINGENCIES - IDEON  (continued)

A  suit  by  Peter  Halmos, purportedly in  the  name  of  Halmos
Trading, seeking monetary damages and specific performance against SafeCard, one of its former officers and one of Ideon's directors in Circuit Court in Broward County, Florida, making a variety of claims related to the contested lease of SafeCard's former Ft. Lauderdale headquarters. SafeCard had vacated the building, ceased making payments related to such lease and had filed counterclaims. On March 25, 1996, the parties entered into a Settlement Agreement under which Ideon made a payment of $3.8 million to settle all claims currently pending or previously brought in this lawsuit.

A suit by Lois Hekker on behalf of herself and all others similarly situated seeking monetary damages against Ideon and its former Chief Executive Officer in the United States District Court for the Middle District of Florida on July 28, 1995. The litigation involves claims by a putative class of purchasers of Ideon stock for the period April 25, 1995 through May 25, 1995 for alleged violation of the federal securities laws in connection with statements made about Ideon's business and financial performance. Defendants filed a motion to dismiss on October 2, 1995. On January 3, 1996, the court stayed all merits discovery pending rulings on the motion to dismiss and on the plaintiff's motion for class certification. On August 19, 1996, the court denied the Company's motion to dismiss. The Company's answer is currently scheduled to be filed on September 23, 1996.

A suit by Frist Capital Partners, Thomas F. Frist III and Patricia F. Elcan against Ideon and two of its employees in the
United States District Court for the Southern District of New York. The litigation involves claims against Ideon, its former CEO and its Vice President of Investor Relations for alleged material misrepresentations and omissions in connection with announcements relating to Ideon's expected earnings per share in 1995 and its new product sales, which included the PGA Tour Card Program, Family Protection Network and Collections of the Vatican Museums. On July 15, 1996, Ideon filed a motion to dismiss.

As noted in Note 7, the Company will establish a reserve upon the Ideon merger related, in part, to these litigation matters. See
Note 7. The Company is also involved in certain other claims and litigation arising from the ordinary course of business, which are not considered material to the operations of the Company.

NOTE 7 -- SUBSEQUENT EVENT

During August 1996, the Company acquired all of the outstanding capital stock of Ideon Group, Inc. ("Ideon"), principally a provider of credit card enhancement services, for a purchase price of approximately $393 million, which was satisfied by the issuance of approximately 11 million shares of Common Stock (the "Ideon Merger"). This transaction will be accounted for under
the  pooling-of-interests  method of accounting.   The  following
represents unaudited pro forma financial data of the Company and Ideon (in thousands).

                            Three                   Six
                           Months                  Months
                            Ended                   Ended

                           July 31,               July 31,
                        1996     1995          1996      1995
Income Statement Data:
Revenue               $555,744 $466,048    $1,077,957  $896,707
Income (loss) before
     income taxes       77,217   (1,756)      161,341    60,514
Net income (loss)       40,461   (2,368)       92,582    35,936
Earnings (loss)
     per share           $0.15   ($0.01)        $0.35     $0.14


                       July 31,   January 31,
                        1996         1996
Balance Sheet Data:
Current assets        $1,132,645 $1,091,276
Current liabilities      264,278    332,005
Shareholders' equity   1,158,498  1,002,523


             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)

NOTE 7 -- SUBSEQUENT EVENT  (continued)

All costs related to the Ideon Merger have not been reflected in the Company's financial statements but will be reflected in the consolidated statements of income during the period the Ideon Merger is completed. Such costs are non-recurring and include integration and transaction costs as well as costs relating to certain outstanding litigation matters (see Note 6) giving consideration to the Company's intended approach to these matters, which are estimated by the Company's management to approximate $125.0 million ($80.0 million after tax effect). Most of the reserve is related to these outstanding litigation matters. In determining such portion, the Company estimated the cost of settling these litigation matters. In estimating such cost, the Company considered potential liabilities related to these matters and the estimated cost of prosecuting and defending them (including out-of-pocket costs, such as attorneys' fees, and the cost to the Company of having its management involved in numerous complex litigation matters). The Company is unable at this time to determine the estimated timing of the future cash outflows with respect to this liability. Although the Company has attempted to estimate the amounts that will be required to settle these litigation matters, there can be no assurance that the actual aggregate amount of such settlements will not exceed the amount of the reserve to be accrued. The reserve for these matters will be expensed in the consolidated statement of income subsequent to the closing of the Ideon Merger, and any subsequent payments related to these matters will reduce the amount of the reserve. The Company considered litigation-related costs and liabilities, as well as integration and transaction costs, in determining the agreed upon exchange ratio in respect of the Ideon Merger.

In determining the amount of the reserve related to the Company's proposed integration and consolidation efforts, the Company estimated the significant severance costs to be accrued upon the consummation of the Ideon Merger and costs relating to the expected obligations for certain third-party contracts (e.g., existing leases and vendor agreements) to which Ideon is a party and which are neither terminable at will nor automatically terminated upon a change-in-control of Ideon. The Company expects to incur significant integration costs because Ideon's credit card registration and enhancement services are substantially similar to the Company's credit card registration and enhancement services. All of the business activities related to the operations performed by Ideon's Jacksonville, Florida office were transferred to the Company's Comp-U-Card Division in Stamford, Connecticut upon the consummation of the Ideon Merger. The Company also expects that there will be additional consolidation affecting other parts of Ideon's business that are substantially the same as the Company's existing businesses. The Company does not expect any loss in revenue as a result of these integration and consolidation efforts.




             Independent Accountants' Review Report



Shareholders and Board of Directors
CUC International Inc.


We have reviewed the accompanying condensed consolidated balance sheet of CUC International Inc. as of July 31, 1996, the related condensed consolidated statement of income for the three-month and six-month periods ended July 31, 1996 and 1995, and the related condensed consolidated statement of cash flows for the six-month periods ended July 31, 1996 and 1995. These financial statements are the responsibility of the CompanyOs management.

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

We previously audited and reported on the consolidated balance sheet of CUC International Inc. as of January 31, 1996, prior to the restatement for the fiscal 1997 poolings of interests with Davidson & Associates, Inc. ("Davidson") and Sierra On-Line, Inc. ("Sierra") described in Note 2 to the condensed consolidated financial statements. The balance sheets of Davidson and Sierra included in the January 31, 1996 consolidated balance sheet were audited and reported on seperately by other auditors. We have also audited, as to combination only, the consolidated balance sheet as of January 31, 1996, after restatement for the fiscal 1997 poolings of interests with Davidson and Sierra; in our opinion, such consolidated balance sheet has been properly combined on the basis described in Note 2 to the condensed consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance as of January 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which is has been derived.



                                   ERNST & YOUNG LLP


September 4, 1996
Stamford, Connecticut



ITEM 2.
             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

              Three Months Ended July 31, 1996 vs.
                Three Months Ended July 31, 1995


The Company's overall membership base continues to grow at a rapid rate (from 38 million members at July 31, 1995 to 49.5 million members at July 31, 1996), which is the largest contributing factor to the 21% increase in membership revenues (from $347.8 million for the quarter ended July 31, 1995 to $421.8 million for the quarter ended July 31, 1996). While the overall membership base increased by approximately 1.4 million members during the quarter, the average annual fee collected for the Company's membership services increased by less than 1%. The Company divides its memberships into three categories: individual, wholesale and discount program memberships. Individual memberships consist of members that pay directly for the services and the Company pays for the marketing costs to solicit the member primarily using direct marketing techniques. Wholesale memberships include members that pay directly for the services to their sponsor and the Company does not pay for the marketing costs to solicit the members. Discount program memberships are generally marketed through a direct sales force, participating merchant or general advertising and the related fees are either paid directly by the member or the local retailer. All of these categories share various aspects of the Company's marketing and operating resources.

Compared to the previous year's second quarter, individual, wholesale and discount program memberships grew by 17%, 25% and 54%, respectively, including members which came from acquisitions completed during fiscal 1996 (members resulting from acquisitions being "Acquired Members"). Discount program memberships have incurred the largest increase from Acquired Members, principally from Advance Ross Corporation, acquired in fiscal 1996, which provides local discounts to consumers. For the quarter ended July 31, 1996, individual, wholesale and discount coupon program memberships represented 63%, 15% and 22% of membership revenues, respectively. The Company maintains a flexible marketing plan so that it is not dependent on any one service for the future growth of the total membership base.

Software revenues increased 10% from $62.3 million for the quarter ended July 31, 1995 to $68.6 million for the quarter ended July 31, 1996. Distribution revenue, which typically has low operating margins, was down from $28.6 million to $12.6 million. The
Company's software operations continue to focus on the growth of selling titles through retailers. Excluding distribution revenue, core software revenue grew by 66%. Contributing to the software revenue growth in fiscal 1997 is the availability of a larger number of titles as well as the significant increase in the installed base of CD-ROM personal computers.

As the Company's membership services continue to mature, a greater percentage of the total individual membership base is in its renewal years. This results in increased profit margins for the Company due to the significant decrease in certain marketing costs incurred on renewing members. Improved response rates for new members also favorably impact profit margins. As a result, operating income before interest, merger costs and taxes ("EBIT") increased from $70.0 million to $96.8 million, and EBIT margins improved from 17% to 20%.

Individual membership usage continues to increase, which contributes to additional service fees and indirectly contributes to the Company's strong renewal rate. Historically, an increase in overall membership usage has had a favorable impact on renewal rates. The Company records its deferred revenue net of estimated cancellations which are anticipated in the Company's marketing programs.

Operating costs increased 15% (from $135.2 million to $156.0 million). The major components of the Company's membership operating costs continue to be personnel, telephone, computer processing and participant insurance premiums (the cost of obtaining insurance coverage for members). The major components of the Company's software operating costs are material costs, manufacturing labor and overhead, royalties paid to developers and affiliated label publishers and research and development costs related to designing, developing and testing new software products. The increase in overall operating costs is due principally to the variable nature of many of these costs and, therefore, the additional costs incurred to support the growth in the membership base and software sales. Historically, the Company has seen a direct correlation between providing a high level of service to its members and improved retention.



             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


              Three Months Ended July 31, 1996 vs.
                Three Months Ended July 31, 1995


Marketing costs decreased as a percentage of revenue (from 36% to 35%). This decrease is primarily due to improved per member acquisition costs and an increase in renewing members. Membership acquisition costs incurred increased 10.5% (from $102.2 million to $112.9 million) as a result of the increased marketing effort which resulted in an increased number of new members acquired. Marketing costs include the amortization of membership acquisition costs and other marketing costs, which primarily consist of membership communications and sales expenses. Amortization of membership acquisition costs increased by 28% (from $98 million to $125 million). Other marketing costs decreased by 4% (from $47.8 million to $46.1 million). These increases resulted primarily from the costs of servicing a larger membership base and expenses incurred when selling and marketing a larger number of software titles. The marketing functions for the Company's consumer services are combined for its various services and, accordingly, there are no significant changes in marketing costs by service.

The Company routinely reviews all renewal rates and has not seen any material change over the last year in the average renewal rate. Renewal rates are calculated by dividing the total number of renewing members not requesting a refund during their renewal year by the total members up for renewal.

General and administrative costs remained constant as a percentage of revenue (14%). This is the result of the Company's ongoing ability to control overhead. Interest income, net, was $1.1 million for the three months ended July 31, 1996 and 1995.

Merger  costs  are non-recurring and are comprised  primarily  of
transaction  costs,  professional  fees  and  integration   costs
associated with the mergers of the Company with Davidson and Sierra.

             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


               Six Months Ended July 31, 1996 vs.
                 Six Months Ended July 31, 1995


The Company's overall membership base continues to grow at a rapid rate (from 38 million members at July 31, 1995 to 49.5 million members at July 31, 1996), which is the largest contributing factor to the 21% increase in membership revenues (from $672.9 million for the six months ended July 31, 1995 to $811.8 million for the six months ended July 31, 1996). While the overall membership base increased by approximately 3 million members during the six months ended July 31, 1996, the average annual fee collected for the Company's membership services increased by 1%. The Company divides its memberships into three categories: individual, wholesale and discount program memberships. Individual memberships consist of members that pay directly for the services and the Company pays for the marketing costs to solicit the member primarily using direct marketing techniques. Wholesale memberships include members that pay directly for the services to their sponsor and the Company does not pay for the marketing costs to solicit the members. Discount program memberships are generally marketed through a direct sales force, participating merchant or general advertising and the related fees are either paid directly by the member or the local retailer. All of these categories share various aspects of the Company's marketing and operating resources.

Compared to the previous year's first six months, individual, wholesale and discount program memberships grew by 21%, 21% and 59%, respectively, including members which came from acquisitions completed during fiscal 1996 (members resulting from acquisitions being "Acquired Members"). Discount program memberships have incurred the largest increase from Acquired Members, principally from Advance Ross Corporation, acquired in fiscal 1996, which provides local discounts to consumers. For the six months ended July 31, 1996, individual, wholesale and discount coupon program memberships represented 63%, 15% and 22% of membership revenues, respectively. The Company maintains a flexible marketing plan so that it is not dependent on any one service for the future growth of the total membership base.

Software revenues increased 17% from $110 million for the six months ended July 31, 1995 to $129.1 million for the six months ended July 31, 1996. Distribution revenue, which typically has low operating margins, was down from $41.7 million to $25.7
million.   The
Company's software operations continue to focus on the growth of selling titles through retailers. Excluding distribution revenue, core software revenue grew by 57%. Contributing to the software revenue growth in fiscal 1997 is the availability of a larger number of titles as well as the significant increase in the installed base of CD-ROM personal computers.

As the Company's membership services continue to mature, a greater percentage of the total individual membership base is in its renewal years. This results in increased profit margins for the Company due to the significant decrease in certain marketing costs incurred on renewing members. Improved response rates for new members also favorably impact profit margins. As a result EBIT increased from $130.7 million to $171.4 million, and EBIT margins improved from 17% to 18%.

Individual membership usage continues to increase, which contributes to additional service fees and indirectly contributes to the Company's strong renewal rate. Historically, an increase in overall membership usage has had a favorable impact on renewal rates. The Company records its deferred revenue net of estimated cancellations which are anticipated in the Company's marketing programs.

Operating costs increased 18% (from $254.7 million to $301.5 million). The major components of the Company's membership operating costs continue to be personnel, telephone, computer processing and participant insurance premiums (the cost of obtaining insurance coverage for members). The major components of the Company's software operating costs are material costs, manufacturing labor and overhead, royalties paid to developers and affiliated label publishers and research and development costs related to designing, developing and testing new software products. The increase in overall operating costs is due principally to the variable nature of many of these costs and, therefore, the additional costs incurred to support the growth in the membership base and software sales. Historically, the Company has seen a direct correlation between providing a high level of service to its members and improved retention.




             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


               Six Months Ended July 31, 1996 vs.
                 Six Months Ended July 31, 1995


Marketing costs remained constant as a percentage of revenue (36%). This is primarily due to maintained per member acquisition costs and an increase in renewing members. Membership acquisition costs incurred increased 26% (from $186.1 million to $235.3 million) as a result of the increased marketing effort which resulted in an increased number of new members acquired. Marketing costs include the amortization of membership acquisition costs and other marketing costs, which primarily consist of membership communications and sales expenses. Amortization of membership acquisition costs increased by 24% (from $195.2 million to $242.4 million). Other marketing costs increased by 7% (from $88.8 million to $95.1 million). These increases resulted primarily from the costs of servicing a larger membership base and expenses incurred when selling and marketing a larger number of software titles. The marketing functions for the Company's consumer services are combined for its various services and, accordingly, there are no significant changes in marketing costs by service.

The Company routinely reviews all renewal rates and has not seen any material change over the last year in the average renewal rate. Renewal rates are calculated by dividing the total number of renewing members not requesting a refund during their renewal year by the total members up for renewal.

General and administrative costs remained constant as a percentage of revenue (14%). This is the result of the Company's ongoing ability to control overhead. Interest income, net, increased from $2.2 million to $2.8 million primarily due to the increased level of cash generated by the Company for investment.

Merger  costs  are non-recurring and are comprised  primarily  of
transaction  costs,  professional  fees  and  integration   costs
associated with the mergers of the Company with Davidson and Sierra.

             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

Membership Information

The following chart sets forth the approximate number of members and net additions for the respective periods.

                                             Net New Member
                          Number of            Additions
Period                     Members          for the Period
Six Months Ended July 31, 1996  49,450,000      2,970,000
Year Ended January 31, 1996     46,480,000     12,630,000*
Six Months Ended July 31, 1995  38,025,000      4,175,000**
Year Ended January 31, 1995     33,850,000      3,000,000
Quarter Ended July 31, 1996     49,450,000      1,435,000
Quarter Ended July 31, 1995     38,025,000      1,175,000

 *Includes approximately 8 million Acquired Members.
**Includes approximately 2.1 million Acquired Members.

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

Liquidity And Capital Resources; Inflation; Seasonality

Funds for the Company's operations and acquisitions have been provided through cash flow from operations. The Company also has a credit agreement, dated March 26, 1996, with certain banks signatory thereto; The Chase Manhattan Bank, N.A., Bank of
Montreal, Morgan Guaranty Trust Company of New York and The Sakura Bank, Limited, as Co-Agents; and The Chase Manhattan Bank, N.A., as Administrative Agent (the "Credit Agreement"). The Credit Agreement provides for a $500 million revolving credit facility with a variety of different types of loans available thereunder. The Credit Agreement contains certain customary restrictive covenants including, without limitation, financial covenants and restrictions on certain corporate transactions, and also contains various event of default provisions including, without limitation, defaults arising from certain changes in control of the Company. The amount of borrowings available to the Company under the Credit Agreement was $500 million at July 31, 1996, as there were no borrowings under the Credit Agreement at that date. The Credit Agreement is scheduled to expired March 26, 2001.

In fiscal 1996, Sierra entered into an unsecured bank line of credit that provides for borrowing of up to $10 million, expiring August 31, 1996. The line contains covenants requiring Sierra to maintain certain financial ratios and minimum balances in cash and cash equivalents. There have been no borrowings by Sierra under this line of credit to date. This line of credit expired August 31, 1996.

All costs related to the Ideon Merger have not been reflected in the Company's financial statements but will be reflected in the consolidated statement of income during the period the Ideon Merger is completed. Such costs are non-recurring and include integration and transaction costs as well as costs relating to certain outstanding litigation matters (see Note 6 to the condensed consolidated financial statements) giving consideration to the Company's intended approach to these matters, which are estimated by the Company's management to approximate $125.0 million ($80.0 million after tax effect). Most of the reserve is related to these outstanding litigation matters. In determining such portion, the Company estimated the cost of settling these litigation matters. In estimating such cost, the Company considered potential liabilities related to these matters and the estimated cost of prosecuting and defending them (including out-of-pocket costs, such as attorneys' fees, and the cost to the Company of having its management involved in numerous complex litigation matters). The Company is unable at this time to determine the estimated timing of the future cash outflows with respect to this liability. Although the Company has attempted to estimate the amounts that will be required to settle these litigation matters, there can be no assurance that the actual aggregate amount of such settlements will not exceed the amount of the reserve to be accrued.


             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)


Liquidity   And   Capital   Resources;   Inflation;   Seasonality
(continued)

The Company invested approximately $15 million in acquisitions, net of cash acquired, during the six months ended July 31, 1996. These acquisitions have been fully integrated into the Company's operations. The Company is not aware of any trends, demands or uncertainties that will have a material effect on the Company's liquidity. The Company anticipates that cash flow from operations and the Credit Agreement will be sufficient to achieve its current long-term objectives.

The Company does not anticipate any material capital expenditures for the next year. Total capital expenditures were $18 million for the six months ended July 31, 1996.

The Company intends to continue to review potential acquisitions that it believes would enhance the Company's growth and profitability. Any acquisitions paid for in cash will initially be financed through excess cash flow from operations and the Credit Agreement. However, depending on the financing necessary to complete an acquisition, additional funding may be required.

To date, the overall impact of inflation on the Company has not been material. Except for the cash receipts from the sale of coupon book memberships, the Company's membership business is generally not seasonal. Most cash receipts from these coupon book memberships are received in the fourth quarter and, to a lesser extent, in the first and the third quarters of each fiscal year. As is typical in the consumer software industry, the Company's software business is highly seasonal. Net revenues and operating income are highest during the third and fourth quarters and are lowest in the first and second quarters. This seasonal pattern is primarily due to the increased demand for the Company's software products during the year-end holiday season.

For the six months ended July 31, 1996, the Company's international businesses represented less than 5% of EBIT. Operating in international markets involves dealing with sometimes volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company is complex because it is linked to variability in real growth, inflation, interest rates and other factors. Because the Company operates in a mix of membership services and numerous countries, management believes currency exposures are fairly well diversified. To date, currency exposure has not been a significant competitive factor at the local market operating level. As international operations continue to expand and the number of cross-border transactions increases, the Company intends to continue monitoring its currency exposures closely and take prudent actions as appropriate.




PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibit
     No.                      Description


          3.1 Amended and Restated Certificate of Incorporation of the Company, as filed June 5, 1996 (filed as Exhibit
          3.1  to  the  Company's Form 10-Q for the period  ended
          April 30, 1996).*

          3.2 By-Laws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement, No. 33-44453, on
          Form S-4 dated December 19, 1991).*

          4.1 Form of Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement, No. 33-44453, on
          Form S-4 dated December 19, 1991).*

    10.1-10.20      Management Contracts, Compensatory Plans  and
          Arrangements

          10.1  Agreement with E. Kirk Shelton, dated as  of  May
          15, 1996.

          10.2 Agreement with Christopher K. McLeod, dated as  of
          May 15, 1996.

          10.3  Amended  and  Restated Employment  Contract  with
          Walter A. Forbes, dated as of May 15, 1996.

          10.4 Agreement with Cosmo Corigliano, dated February 1,
          1994  (filed  as  Exhibit 10.6 to the Company's  Annual
          Report  on Form 10-K for the fiscal year ended  January
          31, 1995).*

          10.5  Amendment   to  Agreement with Cosmo  Corigliano,
          dated  February 21, 1996 (filed as Exhibit 10.7 to  the
          Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

          10.6  Agreement with Amy N. Lipton, dated  February  1,
          1996  (filed  as  Exhibit 10.8 to the Company's  Annual
          Report  on Form 10-K for the fiscal year ended  January
          31, 1996).*

          10.7 Employment Agreement with Robert M. Davidson, dated July 24, 1996.

          10.8 Employment Agreement with Janice G. Davidson, dated July 24, 1996.

          10.9 Non-Competition Agreement with Robert M. Davidson, dated July 24, 1996.

          10.10      Non-Competition  Agreement  with  Janice  G.
          Davidson, dated July 24, 1996.

          10.11       Employment  Agreement   with   Kenneth   A.
          Williams, dated July 24, 1996.

          10.12      Non-Competition Agreement  with  Kenneth  A.
          Williams, dated July 24, 1996.

          10.13     Form of Employee Stock Option under the  1987
          Stock  Option  Plan  (filed  as  Exhibit  10.6  to  the
          Company's  Form  10-Q for the period  ended  April  30,
          1995).*

          10.14 Form of Director Stock Option for 1990 and 1992 Directors Stock Options Plans (filed as Exhibit
          10.4 to the Company's Annual Report for the fiscal year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

          10.15      Form  of  Director  Stock  Option  for  1994
          Directors  Stock  Option Plan,  as  amended  (filed  as
          Exhibit 10.11 to the Company's Form 10-Q for the period ended April 30, 1996).*

          10.16     1987 Stock Option Plan, as amended (filed  as
          Exhibit 10.9 to the Company's Form 10-Q for the period ended April 30, 1995).*


PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (continued)


          10.17      1990 Directors Stock Option Plan, as amended
          (filed as Exhibit 10.10. to the Company's Form 10-Q for the period ended April 30, 1995).*

          10.18      1992 Directors Stock Option Plan, as amended
          (filed as Exhibit 10.14 to the Company's Form 10-Q for the period ended April 30, 1996).*.

          10.19      1994 Directors Stock Option Plan, as amended
          (filed as Exhibit 10.15 to the Company's Form 10-Q for the period ended April 30, 1996).*.

          10.20 Restricted Stock Plan and Form of Restricted Stock Plan Agreement (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

          10.21 Credit Agreement, dated as of March 26, 1996, among: CUC International Inc.; the banks signatory thereto; The Chase Manhattan Bank, N.A., Bank of Montreal, Morgan Guaranty Trust Company of New York, and The Sakura Bank, Limited as Co-Agents; and The Chase Manhattan Bank, N.A., as Administrative Agent (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31,
          1996).*

          10.22 Agreement and Plan of Merger, dated October 17, 1995, among CUC International Inc., Retreat Acquisition Corporation and Advance Ross Corporation (filed as Exhibit 2 to the Company's Registration Statement on Form S-4, Registration No. 33-64801, filed on December 7, 1995).*

          10.23 Agreement and Plan of Merger, dated as of February 19, 1996, by and among Davidson & Associates, Inc., CUC International Inc. and Stealth Acquisition I Corp. (filed as Exhibit 2(a) to the Company's Report on Form 8-K filed March 12, 1996).*

          10.24 Amendment No.1 dated as of July 24, 1996, among Davidson & Associates, Inc., CUC International Inc. and Stealth I Acquisition Corp. (filed as Exhibit
          2.2 to the Company's Report on Form 8-K filed August 5,
          1996).*

          10.25 Agreement and Plan of Merger, dated as of February 19, 1996, by and among Sierra On-Line, Inc., CUC International Inc. and Larry Acquisition Corp. (filed as Exhibit 2(b) to the Company's Report on Form 8-K filed March 12, 1996).*

          10.26 Amendment No.1 dated as of March 27, 1996, among Sierra On-Line, Inc., CUC International Inc. and Larry Acquisition Corp. (filed as Exhibit 2.4 to the Company's Report on Form 8-K filed August 5, 1996).*



PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (continued)

          10.27 Amendment No.2 dated as of July 24, 1996, among Sierra On-Line, Inc., CUC International Inc. and Larry Acquisition Corp. (filed as Exhibit 2.5 to the Company's Report on Form 8-K filed August 5, 1996).*

          10.28 Registration Rights Agreement dated July 24, 1996, among CUC International Inc. and the other parties signatory thereto (filed as Exhibit 10.1 to the Company's Report on Form 8-K filed August 5, 1996).*

          10.29 Agreement of Sale dated July 23, 1996, between Robert M. Davidson and Janice G. Davidson and CUC Real Estate Holdings, Inc. (filed as Exhibit 10.2 to the Company's Report on Form 8-K filed August 5,
          1996).*

          10.30 Agreement and Plan of Merger, dated as of April 19, 1996, by and among Ideon Group, Inc., CUC International Inc. and IG Acquisition Corp. (filed as
          Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

          11.   Statement re:  Computation of Per Share  Earnings
          (Unaudited)

          15     Letter   re:      Unaudited  Interim   Financial
          Information

          27   Financial data schedule

(b) During the quarter ended July 31, 1996, the Company filed the following Current Reports on Form 8-K:
     None.







      *Incorporated by reference







                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CUC INTERNATIONAL INC.
                                (Registrant)





Date:  September 16, 1996       By:     WALTER A. FORBES
                                Walter   A.   Forbes   -    Chief
                                Executive  Officer  and  Chairman
                                of     the    Board    (Principal
                                Executive Officer)





Date:  September 16, 1996          By:  COSMO CORIGLIANO
                                Cosmo  Corigliano -  Senior  Vice
                                President   and  Chief  Financial
                                Officer (Principal Financial  and
                                Accounting Officer)






















                        INDEX TO EXHIBITS

     Exhibit
                    No.                               Description
Page

    3.1   Amended   and   Restated  Certificate   of
          Incorporation  of the Company,  as  filed
          June 5, 1996 (filed as Exhibit 3.1 to the
          Company's Form 10-Q for the period  ended
          April 30, 1996).*

    3.2  By-Laws  of  the Company (filed as  Exhibit
         3.2    to   the   Company's   Registration
         Statement,  No.  33-44453,  on  Form   S-4
         dated December 19, 1991).*

    4.1  Form   of   Stock  Certificate  (filed   as
         Exhibit  4.1 to the Company's Registration
         Statement,  No.  33-44453,  on  Form   S-4
         dated December 19, 1991).*

    10.1-10.20  Management Contracts,  Compensatory
          Plans and Arrangements

    10.1 Agreement with E. Kirk Shelton, dated as of May 15, 1996.

    10.2  Agreement  with  Christopher  K.   McLeod,
          dated as of May 15, 1996.

    10.3 Amended and Restated Employment Contract with Walter A. Forbes, dated as of May
          15, 1996.

    10.4  Agreement  with  Cosmo  Corigliano,  dated
          February  1, 1994 (filed as Exhibit  10.6
          to the Company's Annual Report on Form 10-
          K  for the fiscal year ended January  31,
          1995).*

    10.5  Amendment   to   Agreement   with    Cosmo
          Corigliano,  dated  February   21,   1996
          (filed  as  Exhibit 10.7 to the Company's
          Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

    10.6  Agreement   with  Amy  N.  Lipton,   dated
          February  1, 1996 (filed as Exhibit  10.8
          to the Company's Annual Report on Form 10-
          K  for the fiscal year ended January  31,
          1996).*

    10.7  Employment Agreement with Robert  M.
          Davidson, dated July 24, 1996.

    10.8  Employment Agreement with Janice  G.
          Davidson, dated July 24, 1996.

    10.9  Non-Competition   Agreement   with
          Robert M. Davidson, dated July 24, 1996.

    10.10 Non-Competition Agreement
          with  Janice G. Davidson, dated July  24,
          1996.

    10.11 Employment   Agreement    with
          Kenneth A. Williams, dated July 24, 1996.

    10.12 Non-Competition Agreement with Kenneth  A.
          Williams, dated July 24, 1996.

    10.13 Form of Employee Stock  Option
          under the 1987 Stock Option Plan (filed as Exhibit 10.6 to the Company's Form 10-
          Q for the period ended April 30, 1995).*

    10.14 Form  of  Director Stock Option  for  1990
          and  1992  Directors Stock Options  Plans
          (filed  as  Exhibit 10.4 to the Company's
          Annual  Report for the fiscal year  ended
          January 31, 1991, as amended December 12,
          1991 and December 19, 1991).*

    10.15 Form  of  Director Stock Option  for  1994
          Directors  Stock Option Plan, as  amended
          (filed  as Exhibit 10.11 to the Company's
          Form 10-Q for the period ended April  30,
          1996).*


                        INDEX TO EXHIBITS

     Exhibit
          No.                                  Description
          Page

    10.16 1987 Stock Option Plan, as amended (filed as Exhibit 10.9 to the Company's Form 10-
          Q for the period ended April 30, 1995).*

    10.17 1990  Directors  Stock  Option  Plan,   as
          amended (filed as Exhibit 10.10. to the Company's Form 10-Q for the period ended
          April 30, 1995).*

    10.18 1992  Directors  Stock  Option  Plan,   as
          amended (filed as Exhibit 10.14 to the Company's Form 10-Q for the period ended
          April 30, 1996).*.

    10.19 1994  Directors  Stock  Option  Plan,   as
          amended (filed as Exhibit 10.15 to the Company's Form 10-Q for the period ended
          April 30, 1996).*.

    10.20 Restricted   Stock  Plan   and   Form   of
          Restricted Stock Plan Agreement (filed as
          Exhibit  10.24  to  the Company's  Annual
          Report  on Form 10-K for the fiscal  year
          ended   January  31,  1991,  as   amended
          December   12,  1991  and  December   19,
          1991).*

    10.21 Credit  Agreement, dated as of  March  26,
          1996, among: CUC International Inc.;  the
          Banks   signatory  thereto;   The   Chase
          Manhattan  Bank, N.A., Bank of  Montreal,
          Morgan  Guaranty  Trust  Company  of  New
          York, and the Sakura Bank, Limited as Co-
          Agents;  and  The  Chase Manhattan  Bank,
          N.A.,  as Administrative Agent (filed  as
          Exhibit  10.17  to  the Company's  Annual
          Report on Form 10-K for the fiscal year ended January 31, 1996).*

    10.22 Agreement   and  Plan  of  Merger,   dated
          October 17, 1995, among CUC International
          Inc., Retreat Acquisition Corporation and
          Advance   Ross  Corporation   (filed   as
          Exhibit  2  to the Company's Registration
          Statement  on Form S-4, Registration  No.
          33-64801, filed on December 7, 1995).*

    10.23 Agreement and Plan of Merger, dated as  of
          February  19, 1996, by and among Davidson
          &  Associates,  Inc.,  CUC  International
          Inc.  and  Stealth  Acquisition  I  Corp.
          (filed  as  Exhibit 2(a) to the Company's
          Report  on   Form  8-K  filed  March  12,
          1996).*

    10.24 Amendment No.1 dated as of July 24,  1996,
          among  Davidson & Associates,  Inc.,  CUC
          International   Inc.   and   Stealth    I
          Acquisition  Corp. (filed as Exhibit  2.2
          to the Company's Report on Form 8-K filed
          August 5, 1996).

    10.25 Agreement and Plan of Merger, dated as of February 19, 1996, by and among Sierra On-
          Line,  Inc., CUC International  Inc.  and
          Larry Acquisition Corp. (filed as Exhibit
          2(b) to the Company's Report on Form 8-K filed March 12, 1996).*

    10.26 Amendment  No.1   dated as  of  March  27,
          1996,  among  Sierra On-Line,  Inc.,  CUC
          International Inc. and Larry  Acquisition
          Corp.(filed  as  Exhibit   2.4   to   the
          Company's Report on Form 8-K filed August
          5, 1996).*

    10.27 Amendment  No.2   dated  as  of  July  24,
          1996,  among  Sierra On-Line,  Inc.,  CUC
          International Inc. and Larry  Acquisition
          Corp.  (filed  as  Exhibit  2.5  to   the
          Company's Report on Form 8-K filed August
          5, 1996).*

    10.28 Registration Rights Agreement  dated  July
          24,  1996,  among CUC International  Inc.
          and  the  other parties signatory thereto
          (filed  as  Exhibit 10.1 to the Company's
          Report  on  Form  8-K  filed  August   5,
          1996).*





                        INDEX TO EXHIBITS

    Exhibit
    No.                                      Description
          Page

    10.29 Agreement  of  Sale dated July  23,  1996,
          between Robert M. Davidson and Janice  G.
          Davidson  and  CUC Real Estate  Holdings,
          Inc.  (filed  as  Exhibit  10.2  to   the
          Company's Report on Form 8-K filed August
          5, 1996).*

    10.30 Agreement and Plan of Merger, dated as  of
          April 19, 1996, by and among Ideon Group,
          Inc.,  CUC  International  Inc.  and   IG
          Acquisition Corp. (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-
          K  for the fiscal year ended January  31,
          1996).*

    11    Statement  re:  Computation of  Per  Share
          Earnings (Unaudited)

    15    Letter  re:  Unaudited  Interim  Financial
          Information

    27    Financial data schedule











*Incorporated by reference