Form 10-Q
period 1996-10-31
CUC INTERNATIONAL INC /DE/
filed 1996-12-13
CIK 723612

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


(Mark One)

[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities Exchange Act of 1934

For the quarterly period ended October 31, 1996
                               or
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

            APPLICABLE  ONLY TO  CORPORATE  ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value - 396,648,457 shares as of November
30, 1996


                              INDEX



             CUC INTERNATIONAL INC. AND SUBSIDIARIES



PART I. FINANCIAL  INFORMATION                            PAGE


Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - October 31, 1996
and January 31, 1996.                                       3

Condensed Consolidated Statements of Income - Three months
ended October 31, 1996 and 1995.                            4

Condensed Consolidated Statements of Income - Nine months
ended October 31, 1996 and 1995.                            5

Condensed Consolidated Statements of Cash Flows -
Nine months ended October 31, 1996 and 1995.                6

Notes to Condensed Consolidated Financial Statements.       7

Independent Accountants' Review Report.                     13


Item   2.  Management's  Discussion  and  Analysis  of
           Financial Condition and Results of Operations    14


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                  20

Item 2.  Changes in Securities                              20

Item 6.  Exhibits and Reports on Form 8-K                   21


SIGNATURES                                                  24

INDEX TO EXHIBITS                                           25

PART I.  FINANCIAL  INFORMATION
CUC  INTERNATIONAL  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(In thousands, except share data)
                                            October 31, January 31,
                                               1996        1996
                                            (Unaudited)
Assets
Current Assets
     Cash and cash equivalents                 $368,325    $333,036
     Marketable securities                       98,313      97,164
     Receivables, net of allowances             537,714     463,492
     Prepaid membership materials                49,447      39,061
     Prepaid expenses, deferred income
        taxes and other                         193,282     158,523
        Total Current Assets                  1,247,081   1,091,276

Membership solicitations in process              70,149      60,713
Deferred membership acquisition costs           393,181     404,655
Contract renewal rights and intangible
  assets - net of accumulated amortization
  of $120,552 and $100,578                      355,530     332,806
Properties, at cost, less accumulated
  depreciation of $128,183 and $105,235         142,865     113,353
Deferred income taxes and other                  53,301      65,393
                                             $2,262,107  $2,068,196

Liabilities and Shareholders' Equity
Current Liabilities
     Accounts payable and accrued expenses     $348,935    $296,048
     Federal and state income taxes payable      29,389      35,957
        Total Current Liabilities               378,324     332,005

Deferred membership income                      673,761     682,823
Convertible debt - net of unamortized
   original issue discount of $518 and $586 23,457 23,389 Zero coupon convertible notes - net of
   unamortized original issue discount of $588               14,410
Other                                            12,156      13,046

Contingencies (Note 5)

Shareholders' Equity
   Common stock-par value $.01 per share;
      authorized 600 million shares; issued
      402,636,666 shares and 385,576,801
      shares                                      4,026       3,856
   Additional paid-in capital                   593,430     429,856
   Retained earnings                            667,163     601,472
   Treasury stock, at cost, 6,136,757
      shares and 5,115,947 shares              (56,618)    (30,998)
   Other                                       (33,592)     (1,663)
Total Shareholders' Equity                    1,174,409   1,002,523
                                             $2,262,107  $2,068,196

See notes to condensed consolidated financial statements.






CUC  INTERNATIONAL  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF INCOME  (UNAUDITED)
(In thousands, except per share amounts)



                                               Three Months Ended
                                                   October 31,
                                               1996        1995

REVENUES
     Membership and service fees               $503,592    $420,685
     Software                                    98,611      71,871

Total Revenues                                  602,203     492,556

EXPENSES
     Operating                                  181,113     148,786
     Marketing                                  226,347     187,341
     General and administrative                  81,691      70,264
     Costs related to Ideon products
       abandoned and restructuring                           16,439
     Merger, integration, restructuring and
       litigation charges associated with
       business combinations                    147,200
     Interest income, net                       (2,319)     (2,263)

Total Expenses                                  634,032     420,567


INCOME (LOSS) BEFORE INCOME TAXES              (31,829)      71,989

(Benefit from) provision for income taxes      (13,820)      28,590

NET  INCOME (LOSS)                            ($18,009)     $43,399

Net Income (Loss) Per Common Share              ($0.04)       $0.11

Weighted Average Number of
Common and Dilutive Common
Equivalent Shares Outstanding                   407,032     395,369




See notes to condensed consolidated financial statements.









CUC  INTERNATIONAL  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF INCOME  (UNAUDITED)
(In thousands, except per share amounts)



                                               Nine Months Ended
                                                  October 31,
                                               1996        1995

REVENUES
     Membership and service fees             $1,445,330  $1,207,430
     Software                                   228,096     181,833

Total Revenues                                1,673,426   1,389,263

EXPENSES
     Operating                                  507,454     426,432
     Marketing                                  641,052     537,311
     General and administrative                 225,967     203,496
     Costs related to Ideon products
       abandoned and restructuring                           97,591
     Merger, integration, restructuring and
       litigation charges associated with
       business combinations                    175,835
     Interest income, net                       (6,394)     (8,070)

Total Expenses                                1,543,914   1,256,760


INCOME BEFORE INCOME TAXES                      129,512     132,503

Provision for income taxes                       54,939      53,168

NET  INCOME                                     $74,573     $79,335

Net Income Per Common Share                       $0.19       $0.20

Weighted Average Number of
Common and Dilutive Common
Equivalent Shares Outstanding                   401,854     391,290




See notes to condensed consolidated financial statements.









CUC  INTERNATIONAL  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH  FLOWS (UNAUDITED)
(In thousands)

                                                  OCTOBER 31,
NINE MONTHS ENDED                              1996        1995
OPERATING  ACTIVITIES:
Net income                                      $74,573     $79,335
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Membership acquisition costs              (467,325)   (435,093)
    Amortization of membership acquisition
      costs                                     478,762     413,954
    Deferred membership income                  (9,263)      16,872
    Membership solicitations in process         (9,436)    (11,567)
    Amortization of contract renewal rights
      and excess cost                            20,013      17,775
    Deferred income taxes                      (41,056)    (33,283)
    Loss on impairment of assets                              4,317
    Amortization of original issue discount
      on convertible notes                        1,743       1,236
    Amortization of restricted stock              1,137
    Depreciation                                 28,463      17,890
    Effect of change in amortization
      periods for Ideon membership
      acquisition costs                                      65,500
    Net loss during change in fiscal
      year-ends                                 (4,268)    (49,944)

    Changes in working capital items, net
     of acquisitions:
     Increase in receivables                   (71,562)   (101,755)
     Increase in prepaid membership
       materials                                (9,919)    (12,527)
     Net decrease (increase) in prepaid
       expenses and other current assets          9,634    (17,159)
     Net increase (decrease) in accounts
       payable, accrued expenses and
       federal & state income taxes payable 101,193 (9,481) (Decrease) increase in product
       abandonment and related liabilities     (10,841)      27,557
     Other, net                                 (9,169)    (16,827)
Net cash provided by (used in) operating
  activities                                     82,679    (43,200)
INVESTING  ACTIVITIES:
Proceeds from matured marketable securities     108,071     186,375
Purchases of marketable securities             (96,517)   (141,986)
Acquisitions, net of cash acquired             (40,465)    (24,890)
Acquisitions of properties                     (55,425)    (53,444)
Net cash used in investing activities          (84,336)    (33,945)
FINANCING  ACTIVITIES:
Issuance of Common Stock                         41,879      29,292
Payments for purchase of treasury shares                    (9,711)
Borrowings of long-term obligations, net        (2,135)       6,349
Dividends paid                                  (2,798)     (5,783)
Net cash provided by financing activities        36,946      20,147
Net increase (decrease) in cash and cash
  equivalents                                    35,289    (56,998)
Cash and cash equivalents at beginning of
  period                                        333,036     281,019
Cash and cash equivalents at end of period     $368,325    $224,021


See notes to condensed consolidated financial statements.


             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of CUC International Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending January 31, 1997. For further information, refer to the supplemental consolidated financial statements and footnotes thereto included in the Company's Current Report on Form 8-K filed on September 17, 1996 and the Company's Form 10-K filing for the year ended January 31, 1996. The condensed consolidated financial statements at October 31, 1996 and for the three and nine months ended October 31, 1996 and 1995 are unaudited, but have been reviewed by independent accountants and their report is included herein. All periods presented reflect the Company's reclassifications of deferred membership acquisition costs (previously classified as an offset to deferred membership income) and membership solicitations in process (previously classified as a current asset) to noncurrent assets.

NOTE 2 --  MERGERS AND ACQUISITIONS

During July 1996 the Company acquired all of the outstanding capital stock of Davidson & Associates, Inc. ("Davidson") for a purchase price of approximately $1 billion, which was satisfied by the issuance of approximately 45.1 million shares of the
Company's common stock, par value $.01 per share ("Common Stock"). Also during July 1996 the Company acquired all of the outstanding capital stock of Sierra On-Line, Inc. ("Sierra") for a purchase price of approximately $858 million, which was satisfied by the issuance of approximately 38.4 million shares of Common Stock. Davidson and Sierra develop, publish and distribute educational and entertainment software for home and school use. During August 1996 the Company acquired all of the outstanding capital stock of Ideon Group, Inc. ("Ideon"), principally a provider of credit card enhancement services, for a purchase price of approximately $393 million, which was satisfied by the issuance of approximately 16.6 million shares of Common Stock. The mergers with Davidson, Sierra and Ideon (the "Fiscal 1997 Pooled Entities") have been accounted for in accordance with the pooling-of-interests method of accounting and, accordingly, the accompanying interim consolidated financial statements have been retroactively adjusted as if the Fiscal 1997 Pooled Entities and the Company had operated as one since inception.

The following represents revenues and net income of the Company and the Fiscal 1997 Pooled Entities for the nine months ended
October 31, 1995 and the last complete interim period preceding each of such mergers (in thousands).

                                              Nine months
                                  Six months     ended
                                  ended July  October 31,
                                   31, 1996       1995
  Revenues:
     The Company                     $880,403  $1,037,016
     Fiscal 1997 Pooled Entities      190,820     352,247
                                   ----------  ----------
                                   $1,071,223  $1,389,263
                                   ==========  ==========
  Net Income (Loss):
     The Company                      $83,558    $120,759
     Fiscal 1997 Pooled Entities        9,024    (41,424)
                                      -------     -------
                                      $92,582     $79,335
                                      =======     =======

Davidson, Sierra and Ideon previously used the fiscal year-ends December 31, March 31 and December 31, respectively, for their financial reporting. To conform to the Company's January 31 fiscal year-end, Davidson's and Ideon's operating results for January 1996 have been excluded from the operating results for the nine months ended October 31, 1996. In addition, Sierra's operating results for February and March 1996 have been included in the operating results for the nine months ended October 31, 1996 and for the year ended January 31, 1996. The above-mentioned excluded and duplicated periods have been adjusted by a $4.3 million charge to retained earnings at October 31, 1996.

             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)


NOTE 2 --  MERGERS AND ACQUISITIONS  (continued)

Effective January 1, 1995, Ideon changed its fiscal year end from October 31 to December 31 (the "Ideon Transition Period"). The Ideon Transition Period has been excluded from the Company's historical consolidated statements of income. Ideon's revenues and net loss for the Ideon Transition Period were $34.7 million and $(49.9) million, respectively. This excluded period has been reflected as a $49.9 million charge to retained earnings at January 31, 1996. The net loss for the Ideon Transition Period was principally the result of a $65.5 million one-time, non-cash, pretax charge recorded in connection with a change in accounting for deferred membership acquisition costs.

In connection with the Davidson, Sierra and Ideon mergers with the Company, the Company charged approximately $147.2 million ($89.6
million   or   $.22  per  common  share  after-tax   effect)   and
approximately $175.8 million ($114.6 million or $.29 per common share after-tax effect) to operations as merger, integration, restructuring and litigation charges during the three and nine
months  ended  October  31,  1996, respectively.   Such  costs  in
connection with the Davidson and Sierra mergers with the Company (approximately $48.6 million) are non-recurring and are comprised primarily of transaction costs, other professional fees and integration costs. Such costs associated with the Company's merger with Ideon (the "Ideon Merger") (approximately $127.2 million) are non-recurring and include integration and transaction costs as well as a provision relating to certain litigation matters (see
Note 5) giving consideration to the Company's intended approach to
these  matters.   Most  of  the  provision  is  related  to  these
outstanding litigation matters. In determining the amount of the provision, the Company estimated the cost of settling these
litigation   matters.  In  estimating  such  cost,   the   Company
considered potential liabilities related to these matters and the estimated cost of prosecuting and defending them (including out-of-pocket costs, such as attorneys' fees, and the cost to the Company of having its management involved in numerous complex litigation matters). The Company is unable at this time to determine the estimated timing of the future cash outflows with respect to this liability. Although the Company has attempted to estimate the amounts that will be required to settle these litigation matters, there can be no assurance that the actual aggregate amount of such settlements will not exceed the amount accrued. Any payments related to these matters will reduce the amount of the provision. The Company does not expect any loss in revenue as a result of these integration and consolidation efforts.

During August 1996, the Company acquired substantially all of the assets and liabilities of Kevlin Services, Incorporated ("Kevlin") and one other corporation affiliated with Kevlin for a purchase price of approximately $27 million, which was satisfied by the issuance of approximately 1.2 million shares of Common Stock. Kevlin provides membership-based consumer services to customers of financial institutions. During September 1996, the Company acquired all of the outstanding capital stock of Dine-A-Mate, Inc. ("Dine-A-Mate") for a purchase price of approximately $36 million, which was satisfied by the issuance of approximately
1.4 million shares of Common Stock. Dine-A-Mate offers discount dining and entertainment program memberships. These acquisitions were accounted for as poolings-of-interests; however, financial statements for periods prior to the dates of acquisition have not been restated due to immateriality.

On October 11, 1996, the Company entered into an agreement to acquire all of the outstanding capital stock of Knowledge Adventure, Inc. ("KA"), which designs, develops and markets children's educational computer software. The consummation of the acquisition of KA is contingent upon the satisfaction of certain customary closing conditions, including the approval of the transaction by the shareholders of KA. The purchase price for this acquisition will be satisfied by the issuance of approximately 3.4 million shares of Common Stock, subject to certain adjustments. This transaction will be accounted for under the pooling-of-interests method and is expected to be completed during the fourth quarter of fiscal 1997.

             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)


NOTE 3 -- SHAREHOLDERS' EQUITY

On September 26, 1996, the Company's Board of Directors declared a three-for-two split of the Common Stock, in the nature of a stock dividend, effective October 21, 1996, payable to shareholders of record on October 7, 1996. Accordingly, the financial statements and all common share and per common share data have been retroactively adjusted to reflect the stock split. The par value of the additional shares of Common Stock issued in connection with the stock split was credited to Common Stock and charged to retained earnings.

During the nine months ended October 31, 1996, $14.9 million principal of zero coupon convertible notes were converted into
3.4 million shares of Common Stock and the related unamortized original issue discount ($68,000) was charged against additional paid-in capital. The balance of the change in additional paid-in capital and treasury stock relates principally to acquisitions and stock option activity.

The Company's fiscal 1990 recapitalization included establishment of a restricted stock plan designed to compensate and retain key employees of the Company. During July 1996, 1.4 million restricted shares of Common Stock were granted with a fair value on the date of grant of $30.5 million, which amount was deducted from shareholders' equity and is being amortized over the vesting period.

Net income per share, assuming the conversions of the zero coupon convertible notes during the nine months ended October 31, 1996 occurred at the beginning of such period, would not differ significantly from the Company's actual earnings per share for such period.

NOTE 4 -- SOFTWARE RESEARCH AND DEVELOPMENT COSTS AND COSTS OF
          SOFTWARE REVENUE

Software research and development costs are included in operating expenses and aggregated $15.9 million and $13.7 million for the three months ended October 31, 1996 and 1995, respectively, and $46.1 million and $38.0 million for the nine months ended October 31, 1996 and 1995, respectively. Costs of software revenue are included in operating expenses and aggregated $24.0 million and $27.3 million for the three months ended October 31, 1996 and 1995, respectively, and $69.9 million and $75.2 million for the nine months ended October 31, 1996 and 1995, respectively.

NOTE 5 -- CONTINGENCIES - IDEON

At October 31, 1996, Ideon was defending or prosecuting claims in thirteen complex lawsuits, twelve of which involved Peter Halmos, former Chairman of the Board and Executive Management Consultant to SafeCard Services, Incorporated ("SafeCard"), a subsidiary of Ideon, and various parties related to him as adversaries. Peter Halmos is also a plaintiff in three other lawsuits, one against a former officer, one against a director of Ideon and one against SafeCard's outside counsel, in which neither SafeCard nor Ideon have been named as defendant. The thirteen cases in which Ideon or its subsidiaries is a party are as follows:

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


NOTE 5 -- CONTINGENCIES - IDEON (continued)

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

A suit seeking monetary damages by Peter Halmos, purportedly in his name and in the name of CreditLine Corporation and Continuity Marketing Corporation against SafeCard, one of its officers and three of Ideon's directors in United States District Court in the Southern District of Florida, in September 1994 purporting to state various tort claims, state and federal antitrust claims and claims of copyright infringement. The claims principally relate to the allegation by Peter Halmos and his companies that SafeCard has taken action to prevent him from being a successful competitor. All discovery in the case has been stayed pending a ruling on a motion to dismiss filed by SafeCard, its officer and Ideon's directors. On August 16, 1995, the United States Magistrate Judge filed a Report and Recommendation that the case be dismissed. The parties have filed various briefs and memoranda in response to this Report. On January 4, 1996, the Magistrate recommended ruling that the statute of limitations was tolled during pendency of the case in federal court and the plaintiffs' state law claims were thus not time-barred. Defendants have filed an objection to this recommendation.

A suit seeking monetary damages by Peter Halmos, as trustee for the Peter A. Halmos revocable trust dated January 24, 1990 and the Halmos Foundation, Inc. individually and certain other named parties on behalf of themselves and all others similarly situated against SafeCard, one of its officers, one of its former officers and three of Ideon's directors in the United States District Court for the Southern District of Florida in December 1994. This litigation involves claims by a putative class of sellers of SafeCard Stock for the period January 11, 1993 through December 8, 1994 for alleged violations of the federal and states securities laws in connection with alleged improprieties in SafeCard's investor relations program. The complaint also includes individual claims made by Peter Halmos in connection with the sale of stock by two trusts controlled by him. SafeCard and the individual defendants have filed a motion to dismiss. There has been limited discovery on class certification and identification of "John Doe" defendant issues. Ideon filed its opposition to the pending motion for class certification on December 11, 1995. Plaintiffs' reply was filed March 19, 1996. On December 10, 1996, the parties filed a joint status report on settlement negotiations requesting an order abating the action until January 24, 1997 to permit further settlement negotiations.

A suit seeking monetary damages and injunctive relief by LifeFax, Inc. and Continuity Marketing Corporation, companies affiliated with Peter Halmos, in the State Circuit Court in Palm Beach County, Florida in April 1995 against Ideon, Family Protection Network, Inc., SafeCard, one of Ideon's directors and Ideon's Chief Executive Officer purporting to state various statutory and tort claims. The claims principally relate to the allegation by these companies that SafeCard's Early Warnings Service and Family Protection Network were conceived and commercialized by, among others, Peter Halmos and have been improperly copied. An amended complaint filed on June 14, 1995 seeking monetary damages adds to the prior claims certain claims by Nicholas Rubino that principally relate to the allegation that SafeCard's Pet Registration Product was conceived by Mr. Rubino and has been improperly copied. The Company has filed an appropriate answer.


             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)


NOTE 5 -- CONTINGENCIES - IDEON (continued)

A suit seeking monetary damages and declatory relief by Peter Halmos, individually and as trustee for the Peter A. Halmos revocable trust dated January 24, 1990 and by James B. Chambers, individually and on behalf of himself and all others similarly situated against Ideon, SafeCard, each of the members of Ideon's Board of Directors, three non-board member officers of Ideon, Ideon's previous outside auditor and one of Ideon's outside counsel in the United States District Court for the Southern District of Florida in June 1995. The litigation involves claims by a putative class of purchasers of Ideon stock between December 14, 1994 and May 25, 1995 and on behalf of a separate class of all record holders of SafeCard stock as of April 27, 1995. The putative class claims are for alleged violations of the federal securities laws, for alleged breach of fiduciary duty and alleged negligence in connection with certain matters voted on at the Annual Meeting of SafeCard stockholders held on April 27, 1995. Ideon and the individual defendants have filed a motion to dismiss these claims. There has been limited discovery on class certification issues. Ideon filed its opposition to the pending motion for class certification on December 11, 1995. Plaintiffs' reply was filed March 19, 1996. On December 5, 1996, plaintiffs filed a motion for leave to file an amended complaint to name additional parties (previously named as "John Does") and to add additional claims. On December 10, 1996, the parties filed a joint status report on settlement negotiations requesting an order abating the action until January 24, 1997 to permit further settlement negotiations.

A purported shareholder derivative action initiated by Michael P. Pisano, on behalf of himself and other stockholders of SafeCard and Ideon against SafeCard, Ideon, two of their officers, and Ideon's directors in United States District Court, Southern District of Florida. This litigation involves claims that the officers and directors of SafeCard have improperly refused to accede Peter Halmos' litigation and indemnification demands against Ideon. Ideon and the individual defendants have filed motions to dismiss the first amended complaint. On September 29, 1995, Pisano filed a second amended complaint which made additional allegations of waste and mismanagement against Ideon's officers and directors in connection with the Family Protection Network and PGA Tour Partner products. On December 26, 1995, Ideon filed motions to dismiss the Second Amended Complaint. On June 4 and June 19, 1996, orders were entered dismissing plaintiff's claims with prejudice for failure to join an indispensable party, Peter Halmos. On June 27, 1996, plaintiff filed a notice of appeal. Plaintiff filed his initial brief on September 26, 1996. The Company filed its answer brief on November 1, 1996. Plaintiff's reply brief was filed on November 15, 1996. Oral argument has not yet been scheduled.

A suit seeking monetary damages filed by Peter Halmos against SafeCard, one of its directors, its former general counsel, and its legal counsel in the Circuit Court, Fifteenth Judicial Circuit, in and for Palm Beach County, Florida on August 10, 1995. This litigation involves claims by Peter Halmos for breach of fiduciary duty and constructive fraud, fraud, and negligent misrepresentation and is based on allegations arising out of the resolution of a shareholder class action lawsuit in 1991 and SafeCard's subsequent filing of an action against Halmos and his related companies in Wyoming in 1993. Plaintiff filed an amended complaint on June 26, 1996. On July 11, 1996, Ideon moved to dismiss plaintiff's amended complaint or, in the alternative, to stay the action.

A declatory judgment action by Ideon and its directors against Peter Halmos in Delaware Chancery Court, New Castle County. This action seeks a declaration regarding Ideon's advance indemnification obligations, if any, to Peter Halmos in connection with his many lawsuits. Halmos filed a motion to dismiss on jurisdictional grounds on November 17, 1995. Ideon filed a brief in opposition and an amended complaint on February 14, 1996. On April 22, 1996, Halmos filed an answer and amended counterclaims in which High Plains Capital Corporation ("High Plains") and Halmos Trading & Investment Company ("Halmos Trading") were added as additional parties. The amended counterclaims seek advancement and/or indemnification for Halmos, High Plains and Halmos Trading for certain litigations and an IRS investigation. The amended counterclaims also seek recovery against individual defendant directors based on allegations they willfully and unjustly denied Halmos indemnification and/or advancement.


             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)

NOTE 5 -- CONTINGENCIES - IDEON (continued)

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

A suit by Lois Hekker on behalf of herself and all others similarly situated seeking monetary damages against Ideon and its former Chief Executive Officer in the United States District Court for the Middle District of Florida on July 28, 1995. The litigation involves claims by a putative class of purchasers of Ideon stock for the period April 25, 1995 through May 25, 1995 for alleged violation of the federal securities laws in connection with statements made about Ideon's business and financial performance. Defendants filed a motion to dismiss on October 2, 1995. On January 3, 1996, the court stayed all merits discovery pending rulings on the motion to dismiss and on the plaintiff's motion for class certification. On August 19, 1996, the court denied the Company's motion to dismiss. The Company filed its answer and affirmative defenses on September 30, 1996.

A suit by Frist Capital Partners, Thomas F. Frist III and Patricia
F. Elcan against Ideon and two of its employees in the United States District Court for the Southern District of New York. The litigation involves claims against Ideon, its former CEO and its Vice President of Investor Relations for alleged material misrepresentations and omissions in connection with announcements relating to Ideon's expected earnings per share in 1995 and its new product sales, which included the PGA Tour Card Program, Family Protection Network and Collections of the Vatican Museums. The Company filed an answer on December 5, 1996.

As discussed in Note 2, the Company established a provision upon completion of the Ideon Merger related primarily to these litigation matters. The Company is also involved in certain other claims and litigation arising from the ordinary course of business which are not considered material to the operations of the Company.





             Independent AccountantsO Review Report


Shareholders and Board of Directors
CUC International Inc.


We have reviewed the accompanying condensed consolidated balance sheets of CUC International Inc. as of October 31, 1996, and the related condensed consolidated statements of income for the three-month and nine-month periods ended October 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods ended October 31, 1996 and 1995. These financial statements are the responsibility of the CompanyOs management.

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

We previously audited and reported on the consolidated balance sheet of CUC International Inc. as of January 31, 1996, prior to the restatement for the fiscal 1997 poolings of interest with Davidson & Associates, Inc. ("Davidson"), Sierra On-Line, Inc. ("Sierra") and Ideon Group, Inc. ("Ideon") described in Note 2 to the condensed consolidated financial statements. The balance sheets of Davidson, Sierra and Ideon included in the restated January 31, 1996 consolidated balance sheet were audited and reported on separately by other auditors. We have also audited, as to combination only, the consolidated balance sheet as of January 31, 1996, after restatement for the fiscal 1997 poolings of interests with Davidson, Sierra and Ideon; in our opinion, such consolidated balance sheet has been properly combined on the basis described in Note 2 to the condensed consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                   ERNST & YOUNG LLP

December 2, 1996
Stamford, Connecticut


ITEM 2.
             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

             Three Months Ended October 31, 1996 vs.
               Three Months Ended October 31, 1995


The Company's overall membership base continues to grow at a rapid rate (from 53.2 million members at October 31, 1995 to 63.8 million members at October 31, 1996), which is the largest contributing factor to the 20% increase in membership revenues (from $420.7 million for the quarter ended October 31, 1995 to $503.6 million for the quarter ended October 31, 1996). While the overall membership base increased by approximately 1.5 million members during the quarter, the average annual fee collected for the Company's membership services increased by approximately 3% from the same period a year ago. The Company divides its memberships into three categories: individual, wholesale and discount program memberships. Individual memberships consist of members that pay directly for the services and the Company pays for the marketing costs to solicit the member, primarily using direct marketing techniques. Wholesale memberships include members that pay directly for the services to their sponsor and the Company does not pay for the marketing costs to solicit the members. Discount program memberships are generally marketed through a direct sales force, participating merchant or general advertising and the related fees are either paid directly by the member or the local retailer. All of these categories share various aspects of the Company's marketing and operating resources.

Compared to the previous year's third quarter, individual, wholesale and discount program memberships grew by 6%, 28% and 52%, respectively, including members which came from acquisitions completed during fiscal 1996 (members resulting from acquisitions being "Acquired Members"). Wholesale memberships have grown in part due to the success of the Company's international business in Europe. Discount program memberships have incurred the largest increase from Acquired Members, principally from Advance Ross Corporation, acquired during the fourth quarter of fiscal 1996, which provides local discounts to consumers. For the quarter ended October 31, 1996, individual, wholesale and discount program memberships represented 68%, 13% and 19% of membership revenues, respectively. All membership data has been restated to reflect the acquisition of Ideon, however it has not been restated to reflect other Acquired Members. The Company maintains a flexible marketing plan so that it is not dependent on any one service for the future growth of the total membership base.

Software revenues increased 37% from $71.9 million for the quarter ended October 31, 1995 to $98.6 million for the quarter ended October 31, 1996. Distribution revenue, which consists principally of third-party software and typically has low operating margins, remained constant at $11 million. The Company's software operations continue to focus on the growth of selling titles through retailers. Excluding distribution revenue, core software revenue grew by 44%. Contributing to the software revenue growth in fiscal 1997 is the availability of a larger number of titles as well as the significant increase in the installed base of CD-ROM personal computers.

As the Company's membership services continue to mature, a greater percentage of the total individual membership base is in its renewal years. This results in increased profit margins for the Company due to the significant decrease in certain marketing costs incurred in renewing existing members. Improved response rates for new members also favorably impacted profit margins. As a result, operating income before interest, costs related to Ideon products abandoned and restructuring, merger, integration, restructuring and litigation charges associated with business combinations, and income taxes ("EBIT") increased from $86.2 million to $113.1 million, and EBIT margins improved from 17.5% to 18.8%.

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



             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)


             Three Months Ended October 31, 1996 vs.
         Three Months Ended October 31, 1995 (continued)


Operating costs increased 22% (from $148.8 million to $181.1 million). The major components of the Company's membership operating costs continue to be personnel, telephone, computer processing and participant insurance premiums (the cost of obtaining insurance coverage for members). The major components of the Company's software operating costs are material costs, manufacturing labor and overhead, royalties paid to developers and affiliated label publishers and research and development costs related to designing, developing and testing new software products. The increase in overall operating costs is due principally to the variable nature of many of these costs and, therefore, the additional costs incurred to support the growth in the membership base and software sales. Historically, the Company has seen a direct correlation between providing a high level of service to its members and improved retention.

Marketing costs remained constant as a percentage of revenue (38%). This is primarily due to maintained per member acquisition costs and an increase in renewing members. Membership acquisition costs incurred decreased by 3% (from $162.0 million to $156.9 million) primarily due to increased conversion rates in the Company's various membership marketing programs. Marketing costs include the amortization of membership acquisition costs and other marketing costs, which primarily consist of membership communications and sales expenses. Amortization of membership acquisition costs increased by 12% (from $141.6 million to $159.2 million). Other marketing costs increased by 47% (from $45.7 million to $67.1 million). These increases resulted primarily from the costs of servicing a larger membership base and expenses incurred when selling and marketing a larger number of software titles.

The Company routinely reviews all renewal rates and has not seen any material change over the last year in the average renewal rate. Renewal rates are calculated by dividing the total number of renewing members not requesting a refund during their renewal year by the total members eligible for renewal.

General and administrative costs remained constant as a percentage of revenue (14%). This is a result of the Company's ongoing ability to control overhead. Interest income, net, was $2.3 million for the three months ended October 31, 1996 and 1995.

Included  in  costs  related  to  Ideon  products  abandoned   and
restructuring for the three months ended October 31, 1995, are special charges totaling $10.9 million related to the abandonment of certain new product developmental efforts and the related impairment of certain assets and the restructuring of the SafeCard division of Ideon and the Ideon corporate infrastructure. This charge of $10.9 million was composed of accrued liabilities of $10.7 million and asset impairments. Also included in costs related to products abandoned and restructuring are marketing and operational costs incurred for Ideon products abandoned of $5.5 million.

Merger, integration, restructuring and litigation charges of $147.2 million for the three months ended October 31, 1996 are non-recurring and are comprised primarily of transaction and integration costs principally associated with the mergers of the Company with Davidson, Sierra and Ideon as well as a provision relating to certain outstanding Ideon litigation matters (see
Note 5).

             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)


             Nine Months Ended October 31, 1996 vs.
               Nine Months Ended October 31, 1995


The Company's overall membership base continues to grow at a rapid rate (from 53.2 million members at October 31, 1995 to 63.8 million members at October 31, 1996), which is the largest contributing factor to the 20% increase in membership revenues (from $1,207.4 million for the nine months ended October 31, 1995 to $1,445.3 million for the nine months ended October 31, 1996). While the overall membership base increased by approximately 4.2 million members during the nine months ended October 31, 1996, the average annual fee collected for the Company's membership services increased by approximately 3% from the same period a year ago. The Company divides its memberships into three categories: individual, wholesale and discount program memberships. Individual memberships consist of members that pay directly for the services and the Company pays for the marketing costs to solicit the member, primarily using direct marketing techniques. Wholesale memberships include members that pay directly for the services to their sponsor and the Company does not pay for the marketing costs to solicit the members. Discount program memberships are generally marketed through a direct sales force, participating merchant or general advertising and the related fees are either paid directly by the member or the local retailer. All of these categories share various aspects of the Company's marketing and operating resources.

Compared to the previous year's first nine months, individual, wholesale and discount program memberships grew by 10%, 23% and 57%, respectively, including Acquired Members which came from acquisitions completed during fiscal 1996. Wholesale memberships have grown in part due to the success of the Company's international business in Europe. Discount program memberships have incurred the largest increase from Acquired Members, principally from Advance Ross Corporation, acquired during the fourth quarter of fiscal 1996, which provides local discounts to consumers. For the nine months ended October 31, 1996, individual, wholesale and discount program memberships represented 68%, 13% and 19% of membership revenues, respectively. All membership data has been restated to reflect the acquisition of Ideon, however it has not been restated to reflect other Acquired Members. The Company maintains a flexible marketing plan so that it is not dependent on any one service for the future growth of the total membership base.

Software revenues increased 25% from $181.8 million for the nine months ended October 31, 1995 to $228.1 million for the nine months ended October 31, 1996. Distribution revenue, which consists principally of third-party software and typically has low operating margins, was down from $52.7 million to $36.7 million. The Company's software operations continue to focus on the growth of selling titles through retailers. Excluding distribution revenue, core software revenue grew by 48%. Contributing to the software revenue growth in fiscal 1997 is the availability of a larger number of titles as well as the significant increase in the installed base of CD-ROM personal computers.

As the Company's membership services continue to mature, a greater percentage of the total individual membership base is in its renewal years. This results in increased profit margins for the Company due to the significant decrease in certain marketing costs incurred in renewing existing members. Improved response rates for new members also favorably impacted profit margins. As a result, EBIT increased from $222.0 million to $299.0 million, and EBIT margins improved from 16.0% to 17.9%.

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



             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)


             Nine Months Ended October 31, 1996 vs.
         Nine Months Ended October 31, 1995 (continued)


Operating costs increased 19% (from $426.4 million to $507.5 million). The major components of the Company's membership operating costs continue to be personnel, telephone, computer processing and participant insurance premiums (the cost of obtaining insurance coverage for members). The major components of the Company's software operating costs are material costs, manufacturing labor and overhead, royalties paid to developers and affiliated label publishers and research and development costs related to designing, developing and testing new software products. The increase in overall operating costs is due principally to the variable nature of many of these costs and, therefore, the additional costs incurred to support the growth in the membership base and software sales. Historically, the Company has seen a direct correlation between providing a high level of service to its members and improved retention.

Marketing costs decreased as a percentage of revenue (from 39% to 38%). This decrease is primarily due to improved per member acquisition costs and an increase in renewing members. Membership acquisition costs incurred increased by 7% (from $435.1 million to $467.3 million) as a result of the increased marketing effort which resulted in an increased number of new members acquired. Marketing costs include the amortization of membership acquisition costs and other marketing costs, which primarily consist of membership communications and sales expenses. Amortization of membership acquisition costs increased by 16% (from $414.0 million to $478.8 million). Other marketing costs increased by 32% (from $123.3 million to $162.3 million). These increases resulted primarily from the costs of servicing a larger membership base and expenses incurred when selling and marketing a larger number of software titles.

The Company routinely reviews all renewal rates and has not seen any material change over the last year in the average renewal rate. Renewal rates are calculated by dividing the total number of renewing members not requesting a refund during their renewal year by the total members eligible for renewal.

General  and  administrative costs decreased as a  percentage  of revenue (from 15% to 14%). This is a result of the Company's ongoing ability to control overhead. Interest income, net, decreased from $8.1 million to $6.4 million primarily due to cash used to fund acquisitions during fiscal 1996 and the first nine months of fiscal 1997.

Included  in  costs  related  to  Ideon  products  abandoned   and
restructuring for the nine months ended October 31, 1995, are special charges totaling $45.0 million related to the abandonment of certain new product developmental efforts and the related impairment of certain assets and the restructuring of the SafeCard division of Ideon and the Ideon corporate infrastructure. This charge of $45.0 million was composed of accrued liabilities of $36.2 million and asset impairments of $8.8 million. Also included in costs related to products abandoned and restructuring are marketing and operational costs incurred for Ideon products abandoned of $52.6 million.

Merger, integration, restructuring and litigation charges of $175.8 million for the nine months ended October 31, 1996 are non-
recurring   and  are  comprised  primarily  of  transaction   and
integration costs principally associated with the mergers of the Company with Davidson, Sierra and Ideon as well as a provision relating to certain outstanding Ideon litigation matters (see
Note 5).


             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)


Membership Information

The following chart sets forth the approximate number of members and net additions for the respective periods. All membership data has been restated to reflect the acquisition of Ideon, however it has not been restated to reflect other Acquired Members.

                                              Net New Member
                                   Number of    Additions
Period                              Members   for the Period
Nine Months Ended October 31, 1996  63,835,000    4,185,000
Year Ended January 31, 1996         59,650,000   12,750,000*
Nine Months Ended October 31, 1995  53,160,000    6,260,000**
Year Ended January 31, 1995         46,900,000    3,820,000
Quarter Ended October 31, 1996      63,835,000    1,520,000
Quarter Ended October 31, 1995      53,160,000    1,995,000

 *Includes approximately 8 million Acquired Members.
**Includes approximately 3.1 million Acquired Members.

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

Liquidity And Capital Resources; Inflation; Seasonality

Funds for the Company's operations and acquisitions have been provided through cash flow from operations. The Company also has a credit agreement, dated March 26, 1996, with certain banks providing for a $500 million revolving credit facility (the "Credit Agreement"). The amount of borrowings currently available to the Company under the Credit Agreement was $500 million at October 31, 1996, as there were no borrowings under the Credit Agreement to that date. The Credit Agreement is scheduled to expire March 26, 2001.

In February 1996, Wright Express Corporation ("Wright Express"), a subsidiary of Ideon, entered into a revolving credit facility agreement which has an available line of credit of $75 million of which $50 million may be used to finance working capital requirements and for general corporate purposes and $25 million may be used for acquisition financing. This facility expires December 1, 1998.


             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)


Liquidity   And   Capital   Resources;   Inflation;   Seasonality
(continued)

Costs related to the Davidson, Sierra and Ideon mergers are non-recurring and include integration and transaction costs as well a provision relating to certain outstanding Ideon litigation matters (see Note 5) giving consideration to the Company's intended approach to these litigation matters. In estimating the cost to settle these matters, the Company considered potential liabilities relating to these matters and the estimated cost of prosecuting and defending them (including out-of-pocket costs, such as attorneys' fees, and the cost to the Company of having its management involved in numerous complex litigation matters). The Company is unable at this time to determine the estimated timing of the future cash outflows with respect to this liability. Although the Company has attempted to estimate the amounts that will be required to settle these litigation matters, there can be no assurance that the actual aggregate amount of such settlements will not exceed the amount of the provision.

The Company invested approximately $40 million in acquisitions, net of cash acquired, during the nine months ended October 31, 1996. These acquisitions have been fully integrated into the Company's operations. The Company is not aware of any trends, demands or uncertainties that will have a material effect on the Company's liquidity. The Company anticipates that cash flows from operations and the Credit Agreement will be sufficient to achieve its current long-term objectives.

The Company does not anticipate any material capital expenditures for the next year. Total capital expenditures were $55 million for the nine months ended October 31, 1996.

The Company intends to continue to review potential acquisitions that it believes would enhance the Company's growth and profitability. Any acquisitions paid for in cash will initially be financed through excess cash flows from operations and the Credit Agreement. However, depending on the financing necessary to complete an acquisition, additional funding may be required.

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

For the nine months ended October 31, 1996, the Company's international businesses represented less than 5% of EBIT. Operating in international markets involves dealing with sometimes volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company is complex because it is linked to variability in real growth, inflation, interest rates and other factors. Because the Company operates in a mix of membership services and numerous countries, management believes currency exposures are fairly well diversified. To date, currency exposure has not been a significant competitive factor at the local market operating level. As international operations continue to expand and the number of cross-border transactions increases, the Company intends to continue monitoring its currency exposures closely and take prudent actions as appropriate.




PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During  August  1996, the Company completed  its  acquisition  of
Ideon.   Ideon  is  a  party to a number of  lawsuits  which  are
described  in  detail  in  Note 5 to the  Condensed  Consolidated
Financial Statements of the Company.

ITEM 2.    CHANGES IN SECURITIES

During the fiscal quarter ended October 31, 1996, the Company issued the following equity securities that were not registered under the Securities Act:

     (a) On August 29, 1996, the Company issued 1,155,733 shares of Common Stock to Kevlin and to one other corporation affiliated with Kevlin in connection with the acquisition by a subsidiary of the Company of substantially all of the assets and liabilities of Kevlin. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act, as this issuance of Common Stock did not involve a "public offering" pursuant to the Securities Act given the limited number and scope of persons to whom the securities were issued. The Company has filed a Registration Statement with the Commission, which has been declared effective by the Commission, with respect to the resale of the Common Stock received from the Company in connection with this acquisition.

     (b) On September 17, 1996, the Company issued 165,630 shares of Common Stock to Charles Stack in connection with the acquisition by a subsidiary of the Company of Book Stacks Unlimited, Inc. ("Book Stacks"), a corporation owned by Mr. Stack. This issuance was made pursuant to the exemption from registration provided by
       Section 4(2) of the Securities Act, as this issuance of Common Stock did not involve a "public offering" pursuant to the Securities Act given the limited number and scope of persons to whom the securities were issued. The Company has filed a Registration Statement with the Commission, which has been declared effective by the Commission, with respect to the resale by Mr. Stack of the Common Stock received by him from the Company in connection with this acquisition.

     (c) On September 23, 1996, the Company issued 1,394,894 shares of Common Stock to Raymond H. Stanton II and Raymond H. Stanton III (the "Stantons") in connection with the acquisition by the Company of all of the outstanding capital stock of Dine-A-Mate from the Stantons. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act, as this issuance of Common Stock did not involve a "public offering" pursuant to the Securities Act given the limited number and scope of persons to whom the securities were issued. The Company has filed a Registration Statement with the Commission, which has been declared effective by the Commission, with respect to the resale by the Stantons of 741,565 shares of Common Stock received by them from the Company in connection with this acquisition.

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

     3.2  By-Laws  of  the Company (filed as Exhibit 3.2  to  the
          Company's Registration Statement, No. 33-44453, on Form
          S-4 dated December 19, 1991).*

     4.1  Form of Stock Certificate (filed as Exhibit 4.1 to  the
          Company's Registration Statement, No. 33-44453, on Form
          S-4 dated December 19, 1991).*

  10.1-10.20    Management  Contracts,  Compensatory  Plans   and
          Arrangements

     10.1 Agreement  with E. Kirk Shelton, dated as  of  May  15,
          1996 (filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended July 31, 1996).*

     10.2 Agreement with Christopher K. McLeod, dated as  of  May
          15,  1996 (filed as Exhibit 10.2 to the Company's  Form
          10-Q for the period ended July 31, 1996).*

     10.3 Amended and Restated Employment Contract with Walter A.
          Forbes, dated as of May 15, 1996 (filed as Exhibit 10.3 to the Company's Form 10-Q for the period ended July
          31, 1996).*

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

     10.7 Employment  Agreement with Robert  M.  Davidson,  dated
          July  24,  1996 (filed as Exhibit 10.7 to the Company's
          Form 10-Q for the period ended July 31, 1996).*

     10.8 Employment  Agreement with Janice  G.  Davidson,  dated
          July   24, 1996 (filed as Exhibit 10.8 to the Company's
          Form 10-Q for the period ended July 31, 1996).*

     10.9 Non-Competition Agreement with Robert M. Davidson, dated July 24, 1996 (filed as Exhibit 10.9 to the
          Company's  Form  10-Q  for the period  ended  July  31,
          1996).*

     10.10 Non-Competition Agreement with Janice G. Davidson, dated July 24, 1996 (filed as Exhibit 10.10 to the
          Company's  Form  10-Q  for the period  ended  July  31,
          1996).*

     10.11 Employment Agreement with Kenneth A. Williams, dated July 24, 1996 (filed as Exhibit 10.11 to the
          Company's  Form  10-Q  for the period  ended  July  31,
          1996).*

     10.12       Non-Competition  Agreement   with   Kenneth   A.
          Williams,  dated July 24, 1996 (filed as Exhibit  10.12
          to  the  Company's Form 10-Q for the period ended  July
          31, 1996).*

     10.13     Form of Employee Stock Option under the 1987 Stock
          Option Plan, as amended.


PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (continued)

(a)  Exhibit
     No.                      Description

     10.14 Form of Director Stock Option for 1990 and 1992 Directors Stock Options Plans (filed as Exhibit 10.4 to the Company's Annual Report for the fiscal year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

     10.15      Form  of Director Stock Option for 1994 Directors
          Stock Option Plan, as amended.

     10.16     1987 Stock Option Plan, as amended.

     10.17     1990 Directors Stock Option Plan, as amended.

     10.18     1992 Directors Stock Option Plan, as amended.

     10.19     1994 Directors Stock Option Plan, as amended.

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

(a)  Exhibit
     No.                      Description
     10.27 Amendment No.2 dated as of July 24, 1996, among Sierra On-Line, Inc., CUC International Inc. and Larry Acquisition Corp. (filed as Exhibit 2.5 to the Company's Report on Form 8-K filed August 5, 1996).*

     10.28 Registration Rights Agreement dated July 24, 1996, among CUC International Inc. and the other parties signatory thereto (filed as Exhibit 10.1 to the Company's Report on Form 8-K filed August 5, 1996).*

     10.29 Agreement of Sale dated July 23, 1996, between Robert M. Davidson and Janice G. Davidson and CUC Real Estate Holdings, Inc. (filed as Exhibit 10.2 to the Company's Report on Form 8-K filed August 5, 1996).*

     10.30      Agreement and Plan of Merger, dated as  of  April
          19,   1996,  by  and  among  Ideon  Group,  Inc.,   CUC
          International Inc. and IG Acquisition Corp.  (filed  as
          Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

     10.31 Form of U.S. Underwriting Agreement dated October 1996, among CUC International Inc., certain selling
          stockholders  and  the  U.S.  Underwriters  (filed   as
          Exhibit 1.1 (a) to the Company's Registration Statement on Form S-3, Registration No. 333-13537, filed on October 9, 1996).*

     10.32 Form of International Underwriting Agreement dated October 1996, among CUC International Inc., certain selling stockholders and the International Underwriters (filed as Exhibit 1.1 (b) to the Company's Registration Statement on Form S-3, Registration No. 333-13537, filed on October 9, 1996).*

     11   Statement  re:   Computation  of  Per  Share   Earnings
          (Unaudited)

     15   Letter   re:            Unaudited   Interim   Financial
          Information

     27   Financial data schedule


(b) During the quarter ended October 31, 1996, the Company filed the following Current Reports on Form 8-K:

     (1) Current Report on Form 8-K, filed on August 5, 1996, reporting an Item 2 ("Acquisition or Disposition of Assets") event.
     (2) Current Report on Form 8-K, filed on August 14, 1996, reporting an Item 2 ("Acquisition or Disposition of Assets") event.
     (3) Current Report on Form 8-K, filed on September 17, 1996, reporting an Item 5 ("Other Events") event and an Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") event.
     (4) Current Report on Form 8-K, filed on September 19, 1996, reporting an Item 5 ("Other Events") event.
     (5) Current Report on Form 8-K, filed on September 26, 1996, reporting an Item 5 ("Other Events") event.
     (6) Current Report on Form 8-K, filed on October 7, 1996, reporting an Item 5 ("Other Events") event.
     (7) Current Report on Form 8-K, filed on October 28, 1996, reporting an Item 5 ("Other Events") event.





      *Incorporated by reference







                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CUC INTERNATIONAL INC.
                                (Registrant)





Date:  December 12, 1996        By:     WALTER A. FORBES
                                Walter   A.   Forbes   -    Chief
                                Executive  Officer  and  Chairman
                                of     the    Board    (Principal
                                Executive Officer)





Date:  December 12, 1996           By:  COSMO CORIGLIANO
                                Cosmo  Corigliano -  Senior  Vice
                                President   and  Chief  Financial
                                Officer (Principal Financial  and
                                Accounting Officer)






















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

    3.2 By-Laws  of  the Company (filed as  Exhibit
         3.2    to   the   Company's   Registration
         Statement,  No.  33-44453,  on  Form   S-4
         dated December 19, 1991).*

    4.1 Form   of   Stock  Certificate  (filed   as
         Exhibit  4.1 to the Company's Registration
         Statement,  No.  33-44453,  on  Form   S-4
         dated December 19, 1991).*

  10.1-10.20   Management  Contracts,  Compensatory
          Plans and Arrangements

    10.1 Agreement with E. Kirk Shelton, dated as of May 15, 1996 (filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended July 31, 1996).*

    10.2 Agreement  with  Christopher  K.   McLeod,
          dated as of May 15, 1996 (filed as Exhibit 10.2 to the Company's Form 10-Q for the period ended July 31, 1996).*

    10.3 Amended and Restated Employment Contract with Walter A. Forbes, dated as of May
          15,  1996 (filed as Exhibit 10.3  to  the
          Company's Form 10-Q for the period  ended
          July 31, 1996).*

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

     10.7 Employment   Agreement  with   Robert   M.
          Davidson,  dated July 24, 1996  (filed  as
          Exhibit 10.7 to the Company's Form 10-Q for the period ended July 31, 1996).*

     10.8 Employment   Agreement  with   Janice   G.
          Davidson,  dated July 24, 1996  (filed  as
          Exhibit 10.8 to the Company's Form 10-Q for the period ended July 31, 1996).*

     10.9 Non-Competition Agreement with Robert  M.
          Davidson,  dated July 24, 1996 (filed  as
          Exhibit 10.9 to the Company's Form 10-Q for the period ended July 31, 1996).*

                        INDEX TO EXHIBITS

     Exhibit
     No.             Description                          Page

    10.10 Non-Competition   Agreement   with
          Janice  G. Davidson, dated July 24,  1996
          (filed  as Exhibit 10.10 to the Company's
          Form  10-Q for the period ended July  31,
          1996).*

    10.11 Employment Agreement with Kenneth A.
          Williams,  dated July 24, 1996  (filed  as
          Exhibit 10.11 to the Company's Form 10-Q for the period ended July 31, 1996).*

    10.12 Non-Competition   Agreement   with
          Kenneth A. Williams, dated July 24,  1996
          (filed  as Exhibit 10.12 to the Company's
          Form  10-Q for the period ended July  31,
          1996).*

    10.13 Form of Employee Stock Option under the 1987 Stock Option Plan, as amended.

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
          1991).*

    10.15 Form  of Director Stock Option  for
          1994 Directors Stock Option Plan, as amended.

    10.16 1987 Stock Option Plan, as amended.

    10.17 1990  Directors  Stock  Option  Plan, as amended.

    10.18 1992  Directors  Stock  Option  Plan, as amended.

    10.19 1994  Directors  Stock  Option  Plan, as amended.

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
          Statement  on Form S-4, Registration  No.
          33-64801, filed on December 7, 1995).*


                        INDEX TO EXHIBITS
     Exhibit
     No.                   Description                   Page

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

    10.31 Form of U.S. Underwriting Agreement
          dated    October    1996,    among    CUC
          International   Inc.,   certain   selling
          stockholders  and  the U.S.  Underwriters
          (filed   as  Exhibit  1.1  (a)   to   the
          Company's Registration Statement on  Form
          S-3, Registration No. 333-13537, filed on
          October 9, 1996).*

    10.32 Form  of International Underwriting
          Agreement  dated October 1996, among  CUC
          International   Inc.,   certain   selling
          stockholders    and   the   International
          Underwriters (filed as Exhibit 1.1 (b) to the Company's Registration Statement on
          Form S-3, Registration No. 333-13537, filed on October 9, 1996).*

    11   Statement  re:  Computation of Per Share
         Earnings (Unaudited)

    15   Letter re: Unaudited Interim Financial
         Information

    27   Financial data schedule




*Incorporated by reference