Form 10-K
period 1997-01-31
CUC INTERNATIONAL INC /DE/
filed 1997-05-01
CIK 723612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                         Commission file number 1-10308

                             CUC International Inc.
             (Exact name of registrant as specified in its charter)

                     Delaware                                 06-0918165
---------------------------------------------------   --------------------------
 (State or other jurisdiction of incorporation or          (I.R.S. employer
                  organization)                           identification no.)

     707 Summer Street, Stamford, Connecticut                   06901
---------------------------------------------------   --------------------------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (203) 324-9261

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
      Title of each class                         on which registered
      -------------------                         -------------------

  Common Stock, $.01 Par Value                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1997, was $8,877,880,125. All officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant. The number of shares of the registrant's Common Stock outstanding, $.01 par value, as of March 31, 1997 was 408,461,280 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be mailed to stockholders in connection with the registrant's annual shareholders' meeting to be held June 11, 1997 ("Proxy Statement") are incorporated by reference into
Part III hereof.

                                 TABLE OF CONTENTS

Item                             Description                               Page
----                             -----------                               ----

    PART I

1   Business..................................................................1
2   Properties................................................................9
3   Legal Proceedings.........................................................9
4   Submission of Matters to a Vote of Security Holders.......................9

    PART II

5   Market for the Registrant's Common Stock and Related Stockholder Matters.10
6   Selected Financial Data..................................................11
7   Management's Discussion and Analysis of Financial Condition
       and Results of Operations.............................................13
8   Financial Statements and Supplementary Data..............................19
9   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure...................................51

    PART III

10  Directors and Executive Officers of the Registrant.......................52
11  Executive Compensation...................................................52
12  Security Ownership of Certain Beneficial Owners and Management...........52
13  Certain Relationships and Related Transactions...........................52

    PART IV

14  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........53

    Signatures...............................................................57

    Index to Exhibits........................................................60

PART I

ITEM 1.  BUSINESS

THE COMPANY - GENERAL

CUC International Inc. (the "Company") is a leading technology-driven, membership-based consumer services company, providing approximately 66.3 million members with access to a variety of goods and services. The Company provides these services as individual, wholesale or discount program memberships ("memberships") (see "-Types of Memberships"). These memberships include such components as shopping, travel, auto, dining, home improvement, lifestyle, vacation exchange, credit card and checking account enhancement packages, financial products and discount programs. The Company also administers insurance package programs which are generally combined with discount shopping and travel for credit union members, distributes welcoming packages which provide new homeowners with discounts for local merchants, and provides travelers with value-added tax refunds (see "-Membership Services"). The Company believes it is the leading provider of membership-based consumer services of these types in the United States (see "-Competition"). The Company's membership activities are conducted principally through its Comp-U-Card division ("Comp-U-Card") and the Company's wholly-owned subsidiaries, FISI*Madison Financial Corporation ("FISI"), Benefit Consultants, Inc. ("BCI"), Interval International Inc. ("Interval"), Entertainment Publications, Inc. ("Entertainment") and SafeCard Services, Inc. ("SafeCard") acquired as part of the Ideon Group, Inc. ("Ideon") acquisitions.

The Company also offers consumer software in various multimedia forms through its recent acquisitions. During fiscal 1997, the Company acquired Davidson & Associates, Inc. ("Davidson"), Sierra On-Line, Inc. ("Sierra") and Knowledge Adventure, Inc. ("KA"). Davidson, Sierra and KA develop, publish, manufacture and distribute high-quality educational, entertainment and personal productivity interactive multimedia products for home and school use. These products incorporate characters, themes, sound, graphics, music and speech in ways that are engaging to the user for multimedia PC's, including CD-ROM-based PC systems, and selected emerging platforms. (see Item 8: "Financial Statements - Note L - Business Segments").

The Company derives its revenues principally from membership fees. Membership fees vary depending upon the particular membership program, and annual fees to consumers generally range from $6 to $250 per year. Most of the Company's memberships are for one-year renewable terms, and members are generally entitled to unlimited use during the membership period of the service for which the members have subscribed. Members generally may cancel their memberships and obtain a full refund at any point during the membership term.

The Company arranges with clients, such as financial institutions, retailers, oil companies, credit unions, on-line networks, fundraisers and others, to market certain membership services to such clients' individual account holders and customers. Participating institutions generally receive commissions on initial and renewal memberships, averaging twenty percent of the net membership fees. The Company's contracts with these clients generally grant the Company the right to continue providing membership services directly to such clients' individual account holders even if the client terminates the contract, provided that the client continues to receive its commission.

The Company solicits members for many of its programs by direct marketing and by using a direct sales force calling on financial institutions, fund raising charitable institutions and associations. Some of the Company's individual memberships are available on-line to interactive computer users via major on-line services and the Internet's World Wide Web (see"-Distribution Channels"). For the fiscal year ended January 31, 1997, approximately 536 million solicitation pieces were mailed, followed-up by approximately 70 million telephone calls.

Individual memberships represented 68%, 68% and 70% of membership revenues for the fiscal years ended January 31, 1997, 1996 and 1995, respectively. Wholesale memberships represented 13%, 12% and 11% of membership revenues for the fiscal years ended January 31, 1997, 1996 and 1995, respectively. Discount program memberships represented 19%, 20% and 19% of membership revenues for the fiscal years ended January 31, 1997, 1996 and 1995, respectively. Membership revenue is recorded net of anticipated cancellations (see Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Membership Information").

Types of Memberships

The Company offers Shoppers Advantage(R), Travelers Advantage(R), AutoVantage(R), Dinner on Us Club(R), PrivacyGuard(R), Buyers Advantage(R), Credit Card Guardian(R) and other membership services. These benefits are offered as individual memberships, as components of wholesale membership enhancement packages and insurance products, and as components of discount program memberships. A brief description of the different types of memberships are as follows:

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

Auto. The Company's auto service, AutoVantage(R), offers members comprehensive new car summaries and preferred prices on new domestic and foreign cars purchased through the Company's independent dealer network (which includes approximately 3,000 dealer franchises); discounts on maintenance, tires and parts at more than 30 chains and more than 23,000 locations, including well known chains such as Goodyear and Firestone; discounts on parts and labor at participating AutoVantage(R) new car dealers across the country; and used car valuations. AutoVantage Gold(R) offers members additional services including road and tow emergency assistance 24 hours a day in the United States.

Dining. Dinner on Us Club(R) features two-for-one dining offers at more than 19,000 restaurants in major metropolitan areas across the United States. The Company also manages other dining programs which allow members to earn additional benefits for each dollar spent for dining at participating restaurants in the United States.

Credit Card Registration. The Company's Credit Card Guardian(R) service enables consumers to register their credit and debit cards with the Company so that the account numbers of these cards may be kept securely in one place. If the member notifies the Company that any of these credit or debit cards are lost or stolen, the Company will notify the issuers of these cards, arrange for them to be replaced and reimburse the member for any amount for which the card issuer may hold the member liable. During fiscal 1997, the Company acquired Ideon, which through its principal subsidiary, SafeCard, offers a credit card registration service, "Hot-Line". If a member notifies SafeCard of a loss or theft of his/her credit cards, SafeCard retrieves (or, if cards have not been previously registered, obtains) the necessary card registration information, and then promptly notifies the credit card issuers of the loss, simultaneously requesting replacement.

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

Lifestyle Clubs. The Company's North American Outdoor Group, Inc. subsidiary ("NAOG") owns and operates the North American Hunting Club(R), the North American Fishing Club(R) and the Handyman Club of America(R), among others. Members of these clubs receive fulfillment kits, discounts on related goods and services, magazines and other benefits.

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

Wright Express Corporation ("WEX"), a wholly-owned subsidiary of the Company acquired as part of the Ideon acquisition, is a provider of information processing, management and financial services to petroleum companies and transportation fleets in the United States. The Wright Express Universal Fleet Card is the nation's most widely accepted electronic fleet fueling credit card and is accepted at over 100,000 fueling locations.

Discount Program Memberships. The Company, primarily through its wholly-owned subsidiary, Entertainment, offers discount program memberships in specific markets throughout North America and certain international markets and enhances other of the Company's individual and wholesale memberships. The Company believes it is the largest marketer of discount program memberships of this type in the United States.

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

While prices of local coupon memberships vary, the customary price for Entertainment(R) and Gold C(R) coupon book memberships ranges between $10 and $50. Customized book memberships are generally sold at significantly lower prices. In fiscal 1997, 160 Entertainment(R) editions (1997 Edition) were published in North America.

Sally Foster, Inc., a subsidiary of the Company, provides fundraising institutions with seasonal products, primarily through public and private elementary schools. The Company uses its Gold C(R) sales force to sell these products, often combining the sale of gift wrap with other membership services.

Welcome Wagon International, Inc. ("Welcome Wagon"), a wholly-owned subsidiary of the Company, has over 2,500 field representatives who visit households and campuses each year to provide consumers with discounts for local merchants. The Getko Group Inc. ("Getko"), a wholly-owned subsidiary of the Company, distributes complimentary welcoming packages which provide new homeowners throughout the United States and Canada with discounts for local merchants. The Company plans to expand Welcome Wagon's and Getko's market penetration and the number of their membership offerings to include some of the Company's programs.

Through a subsidiary, Europe Tax-Free Shopping ("ETS"), valued-added tax ("VAT") refunds are facilitated to travelers in over 20 European countries. ETS has affiliations with over 100,000 retailers as well as a presence in most European airports. The Company plans to expand the services ETS provides to travelers to include Entertainment(R) coupon book memberships and Travelers Advantage(R).

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

Distribution Channels

MEMBERSHIPS:

The Company markets its individual, wholesale, and discount program memberships through a variety of distribution channels. The consumer is ultimately reached in the following ways: 1) at financial institutions or other associations through direct marketing; 2) at financial institutions or other associations through a direct sales force, participating merchant or general advertising; and
3) through fundraisers such as schools and charitable institutions. Some of the Company's individual memberships, such as shopping, travel and auto services, are available on-line to interactive computer users via on-line services and the Internet's World Wide Web. These users are solicited primarily through direct mail, inserts in newly-purchased computer equipment containers and interactive communications networks, such as the CompuServe Information Service, America Online and Prodigy. The Company believes that its interactive users account for less than 1% of its total members. The Company is currently working with a range of industry leaders developing interactive technologies. Strategic alliances have been formed with major phone companies and on-line services.

SOFTWARE:

The Company's recent acquisitions of Davidson and Sierra have broadened the scope of offerings to include consumer software and CD's, which have demonstrated appeal to Internet shoppers. These products are offered through a variety of distribution channels, including specialty retailers, mass merchandisers, discounters and schools.

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

INTERNATIONAL

The Company has exclusive licensing agreements covering the use of its merchandising systems in Japan, Canada and Australia, under which licensees paid initial license fees and agree to pay royalties to the Company on membership fees, access fees and merchandise service fees paid to them. Royalties to the Company from these licenses were less than 1% of the Company's revenues and profits in each of the fiscal years ended January 31, 1997, 1996 and 1995.

The Company's subsidiary, Credit Card Sentinel (U.K.) Limited ("CCS"), is a leading provider of credit card enhancement services generally marketed through European financial institutions, with members throughout the United Kingdom and Sweden.

In fiscal 1997, in addition to Canadian coupon book memberships, Entertainment(R) coupon book memberships were distributed in six European markets and Australia. The Canadian coupon book memberships are published independently by a Canadian subsidiary of Entertainment and the European memberships are published by the Company's European subsidiaries. The Australian coupon book memberships are published by an Australian joint venture in which Entertainment has a controlling interest. United States and Canadian memberships are also made available to foreign travelers. With publication of these overseas memberships, the Company has created additional custom-designed programs for international use.

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

SEASONAL NATURE OF BUSINESS

Except principally for the sale of discount coupon program memberships, the Company's membership business is not seasonal. Publication of Entertainment(R) and Gold C Savings Spree(R) books is generally completed in October of each year with significant member solicitations beginning soon thereafter. Most cash receipts from these coupon book memberships are received in the fourth quarter and, to a lesser extent, in the first and third quarters of each fiscal year. For financial statement purposes, the Company recognizes these membership fees over the service period. The Company's software segment has seasonal elements. Revenues are typically highest during the third and fourth quarters and lowest during the first and second quarters. This seasonal pattern is due primarily to the increased demand for the Company's products during the holiday season (see
Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; Inflation; Seasonality").

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

Software. The entertainment and education software industry is competitive. The Company competes primarily with other developers of multimedia PC entertainment and home productivity software. Products in the market compete primarily on the basis of subjective factors such as entertainment value and objective factors such as price, graphics and sound quality. Large diversified entertainment, cable and telecommunications companies, in addition to large software companies, are increasing their focus on the interactive entertainment and education software market, which will result in greater competition for the Company.

EMPLOYEES

As of March 31, 1997, the Company had approximately 15,000 employees. None of the Company's employees are represented by a labor union. The Company has never experienced a strike or work stoppage, and believes its relations with its employees are good.

ITEM 2.

PROPERTIES

The Company's principal executive offices are located in Stamford, Connecticut. The Company also owns or leases office space in Brentwood, Tennessee; San Carlos, California; Troy, Michigan; Cheyenne, Wyoming; Torrance, California; Seattle, Washington; Miami, Florida; and Trumbull, Connecticut, as well as several smaller locations throughout the world. In addition, the Company owns and leases operation centers in several other states.

Management expects that, in the normal course of business, most leases will be renewed or replaced by other leases upon expiration. The Company believes that its properties and those of its subsidiaries and divisions are suitable to their respective businesses and have productive capacities adequate to the needs of such businesses.

ITEM 3.

LEGAL PROCEEDINGS

Ideon and certain of its subsidiaries are defending or prosecuting fifteen complex lawsuits, twelve of which involve the former Chairman of the Board and Executive Management Consultant to SafeCard (see Item 8: "Financial Statements-Note B-Mergers and Acquisitions and Note I-Commitments and Contingencies").

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended January 31, 1997.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock, par value $.01 per share ("Common Stock"), is traded on the New York Stock Exchange ("NYSE") under the symbol CU. The following table sets forth for the periods indicated the high and low closing sale prices per share as reported on the NYSE.

                                                  High     Low
                                               ------------------
          Fiscal Year Ended January 31, 1997
            First Quarter                       26 1/8   18 5/8
            Second Quarter                      26 1/4   21 1/4
            Third Quarter                       27 3/8   21 7/8
            Fourth Quarter                      26 7/8   22 1/2

          Fiscal Year Ended January 31, 1996
            First Quarter                       18 1/8   15 3/8
            Second Quarter                      20 3/4   16 3/8
            Third Quarter                       24 1/4   19 7/8
            Fourth Quarter                      25 3/8   20

The stock prices have been adjusted to give retroactive effect to the three-for-two stock split effective October 21, 1996 for shareholders of record on October 7, 1996. The closing sale price for the Common Stock on March 31, 1997 was $22 1/2, with approximately 8,981 shareholders of record as of that date.

The Company has not paid any dividends with respect to the Common Stock since inception, other than a special dividend of cash and convertible subordinated debentures paid in connection with a recapitalization of the Company effected in fiscal 1990 (the "Recapitalization").

CHANGES IN SECURITIES

During the fiscal quarter ended January 31, 1997, the Company issued the following equity securities that were not registered under the Securities Act of 1933 (the "Securities Act"):

     On January 6, 1997, the Company issued 2,176,476 shares of Common Stock to Pierre Durand, Michael Low and Martin Stoller in connection with the acquisition by the Company of all of the outstanding capital stock of Plextel Telecommunications, Inc. ("Plextel"). This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act, as this issuance of Common Stock did not involve a "public offering" pursuant to the Securities Act given the limited number and scope of persons to whom the securities were issued. The Company has filed a Registration Statement with the Commission, which has been declared effective by the Commission, with respect to the resale of the Common Stock received from the Company in connection with this acquisition.

ITEM 6.

SELECTED FINANCIAL DATA

(In thousands, except for per common share data)

                                                           Year Ended January 31,
                                       -------------------------------------------------------------------
                                           1997          1996           1995          1994         1993
                                       -------------------------------------------------------------------
Income Statement Data (a)
Total revenues                         $2,347,655     $1,935,232     $1,554,611     $1,278,664  $1,043,311
Income from continuing operations
  before income taxes                     276,241(b)     235,312(c)     256,931(e)     198,319     117,434
Income from continuing operations         164,099(b)     144,975(c)     162,057(e)     124,705      80,239
Income per common share from
  continuing operations (d)            $      .41(b)  $      .37(c)  $      .43(e)  $      .34  $      .24
Cash dividends per common share (d,h)  $      .01     $      .01     $      .01     $      .01  $      .01
Weighted average number of
  common and dilutive common
  equivalent shares
  outstanding (d)                         405,073        392,208        379,263        365,915     340,712

Balance Sheet Data (a)
Total assets (f)                       $2,473,372     $2,068,196     $1,772,122     $1,199,805  $1,032,269
Long-term obligations (g)                   7,018          6,481         22,872         24,235      30,091
Zero coupon convertible notes                --           14,410         15,046         22,176      37,295
Convertible debt                           23,487         23,389         34,634           --          --
Shareholders' equity                    1,255,090      1,002,523(i)     826,083        558,181     389,461
Working capital (f)                       948,699        759,271        523,996        298,230     147,475

(a) Includes acquisitions accounted for in accordance with the pooling-of-interests method of accounting and the purchase method of accounting (see Note B to the Consolidated Financial Statements).

(b) Includes provisions for costs incurred principally in connection with the acquisitions of Davidson, Sierra and Ideon. The charges aggregated $179.9 million ($118.7 million or $.29 per common share after-tax effect). Such costs in connection with the Company's acquisitions of Davidson and Sierra are non-recurring and are comprised primarily of transaction costs, other professional fees and integration costs. Such costs associated with the Company's acquisition of Ideon (the "Ideon Merger") are non-recurring and include integration and transaction costs as well as a provision relating to certain litigation matters (see Notes B and I to the Consolidated Financial Statements).

(c) Includes provision for costs related to the abandonment of certain Ideon development efforts and the restructuring of its SafeCard division and its corporate infrastructure. The charges aggregated $97.0 million ($62.1 million or $.16 per common share after-tax effect).

(d) Adjusted to give retroactive effect to the three-for-two stock split effective October 21, 1996 for shareholders of record on October 7, 1996.

(e) Includes net gain of $9.8 million ($6.2 million or $.02 per common share after-tax effect) related to the sale of The ImagiNation Network, Inc. offset by costs related to Ideon products abandoned and restructuring.

(f) All periods presented reflect the Company's reclassifications of deferred membership acquisition costs (previously classified as an offset to deferred membership income) and membership solicitations in process (previously classified as a current asset) to non-current assets.

(g) Includes current portion of long-term debt of $2.0 million, $1.4 million, $9.0 million, $6.3 million, and $3.4 million at January 31, 1997, 1996, 1995, 1994 and 1993, respectively. Excludes $31.4 million, $15.4 million, $11.8 million, $5.5 million and $23.2 million of amounts due under revolving credit facilities at January 31, 1997, 1996, 1995, 1994 and 1993, respectively, and $6.0 million due at January 31, 1993 under a note payable issued in connection with the acquisition of Sally Foster Gift Wrap, LP.

(h) Represents cash dividends paid to Ideon common shareholders. No Common Stock cash dividends have been paid or declared during the five years ended January 31, 1997. However, an insignificant amount of cash dividends was paid in respect of NAOG common stock for the fiscal years ended January
     31, 1994 and 1993.

(i) Effective January 1, 1995, Ideon changed its fiscal year end from October 31 to December 31 (the "Ideon Transition Period"). The Ideon Transition Period has been excluded from the accompanying consolidated statements of income. Ideon's revenues and net loss for the Ideon Transition Period were $34.7 million and $(49.9) million, respectively. The net loss for the Ideon Transition Period was principally the result of a $65.5 million one-time, non-cash, pre-tax charge recorded in connection with a change in amortization periods for deferred membership acquisition costs.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Year Ended January 31, 1997 vs. Year Ended January 31, 1996

The Company's overall membership base continues to grow at a rapid rate (from
59.7 million members at January 31, 1996 to 66.3 million members at January 31,
1997), which is the largest contributing factor to the 20% increase in membership revenues (from $1,643.2 million in fiscal 1996 to $1,972.4 million in fiscal 1997). While the overall membership base increased by 15% (before giving effect to Ideon acquired members) during the year, the average annual fee charged for the Company's membership services increased by approximately 4%. The Company divides its memberships into three categories: individual, wholesale and discount program memberships. Individual memberships consist of members that pay directly for the services and the Company pays for the marketing costs to solicit the members primarily using direct marketing techniques. Wholesale memberships include members that pay directly for the services to their sponsor and the Company does not pay for the marketing costs to solicit the members. Discount program memberships are generally marketed through a direct sales force, participating merchants or general advertising and the related fees are either paid directly by the member or the local retailer. All of these categories share various aspects of the Company's marketing and operating resources.

In the 1997 fiscal year, individual (before giving effect to Ideon acquired members), wholesale and discount program memberships grew by 14%, 23% and 12%, respectively. Wholesale memberships have grown in part due to the success of the Company's international business in Europe. For the year ended January 31, 1997, individual, wholesale and discount program memberships represented 68%, 13% and 19% of membership revenues, respectively. The Company maintains a flexible marketing plan so that it is not dependent on any one service for the future growth of the total membership base. The Company completed a number of acquisitions accounted for under the purchase method of accounting during fiscal 1997. The total revenues contributed by these acquisitions are not material to the Company's total reported revenues (see Note B to the Consolidated Financial Statements).

Software revenues increased 28% to $375.2 million in fiscal 1997 from $292.0 million in fiscal 1996. Distribution revenue, which consists principally of third-party software and typically has low operating margins, was down from $64.8 million in fiscal 1996 to $46.9 million in fiscal 1997. The Company's software operations continue to grow by focusing on selling titles through retailers. Excluding distribution revenue, core software revenue grew by 44%. Contributing to the software revenue growth in fiscal 1997 is the availability of a larger number of titles as well as the significant increase in the installed base of CD-ROM personal computers.

As the Company's membership services continue to mature, a greater percentage of the total individual membership base is in its renewal years. This results in increased profit margins for the Company due to the significant decrease in certain marketing costs incurred on renewing members. Improved response rates for new members also favorably impact profit margins. As a result, operating income before interest, merger, integration, restructuring and litigation charges associated with business combinations, costs related to products abandoned and restructuring, gain on sale of and equity in loss from The ImagiNation Network, Inc. and income taxes ("EBIT") increased from $322.7 million to $446.6 million and EBIT margins improved from 16.7% to 19.0%.

Individual membership usage continues to increase, which contributes to additional service fees and indirectly contributes to the Company's strong renewal rates. Historically, an increase in overall membership usage has had a favorable impact on renewal rates. Actual membership cancellations were $401 million, $376 million and $354 million for the fiscal years ended January 31, 1997, 1996 and 1995, respectively. This represents 17%, 19% and 21%, respectively, of the gross membership revenues accrued for all services. The Company records its deferred revenue net of estimated cancellations which are anticipated in the Company's marketing programs. The number of cancellations has increased due to the increased level of marketing efforts, but has decreased as a percentage of the total number of members.

Operating costs increased 18% (from $593.5 million to $701.3 million). The major components of the Company's membership operating costs continue to be personnel, telephone, computer processing and participant insurance premiums (the cost of obtaining insurance coverage for members). Historically, the Company has seen a direct correlation between providing a high level of service to its members and improved retention. The major components of the Company's software operating costs are material costs, manufacturing labor and overhead, royalties paid to developers and affiliated label publishers and research and development costs related to designing, developing and testing new software products. The increase in overall operating costs is due principally to the variable nature of many of these costs and, therefore, the additional costs incurred to support the growth in the membership base and software sales.

Marketing costs remained constant as a percentage of revenues at 38%. This is primarily due to maintained per member acquisition costs and an increase in renewing members. Membership acquisition costs incurred increased 5% (from $605.1 million to $638.2 million) as a result of the increased marketing effort which resulted in an increased number of new members acquired. Marketing costs include the amortization of membership acquisition costs and other marketing costs, which primarily consist of membership communications and sales expenses. Amortization of membership acquisition costs increased by 15% (from $556.5 million to $641.3 million). Other marketing costs increased by 36% (from $180.9 million to $246.6 million). This increase resulted primarily from the costs of servicing a larger membership base and expenses incurred when selling and marketing a larger number of software titles. The marketing functions for the Company's membership services are combined for its various services and, accordingly, there are no significant changes in marketing costs by membership service.

The Company routinely reviews all membership renewal rates and has not seen any material change over the last year in the average renewal rate. Renewal rates are calculated by dividing the total number of renewing members not requesting a refund during their renewal year by the total members up for renewal.

General and administrative costs decreased as a percentage of revenues, from 15% to 13%. This is a result of the Company's ongoing focus on controlling overhead. Interest income, net, decreased from $9.7 million to $9.5 million due to cash being used to fund acquisitions.

Merger costs for the year ended January 31, 1997 are non-recurring and are comprised primarily of transaction and integration costs principally associated with the mergers of the Company with Davidson, Sierra and Ideon as well as a provision relating to certain outstanding Ideon litigation matters (see Notes B and I to the Consolidated Financial Statements).

Year Ended January 31, 1996 vs. Year Ended January 31, 1995

The Company's overall membership base continues to grow at a rapid rate (from
46.9 million members at January 31, 1995 to 59.7 million members at January 31,
1996), which is the largest contributing factor to the 21% increase in membership revenues (from $1,363.6 million in fiscal 1995 to $1,643.2 million in fiscal 1996). While the overall membership base increased by 12.8 million members, or 27%, during the year (of which approximately 8 million members came from acquisitions completed during the year (members resulting from acquisitions being "Acquired Members")), the average annual fee charged for the Company's membership services increased by 3%. The Company divides its memberships into three categories: individual, wholesale and discount program memberships. Individual memberships consist of members that pay directly for the services and the Company pays for the marketing costs to solicit the members primarily using direct marketing techniques. Wholesale memberships include members that pay directly for the services to their sponsor and the Company does not pay for the marketing costs to solicit the members. Discount program memberships are generally marketed through a direct sales force, participating merchants or general advertising and the related fees are either paid directly by the member or the local retailer. All of these categories share various aspects of the Company's marketing and operating resources.

In the 1996 fiscal year, individual (before giving effect to Ideon acquired members), wholesale and discount program memberships grew by 14%, 19% and 11%, respectively, in addition to the increase due to Acquired Members. For the year ended January 31, 1996, individual, wholesale and discount program memberships represented 68%, 12% and 20% of membership revenues, respectively. Discount program memberships have incurred the largest increase from Acquired Members. Welcome Wagon International, Inc., Getko Group Inc. and Advance Ross Corporation, all acquired in fiscal 1996, are classified in this membership category as their businesses provide local discounts to consumers. The Company maintains a flexible marketing plan so that it is not dependent on any one service for the future growth of the total membership base. The Company completed a number of acquisitions accounted for under the purchase method of accounting during fiscal 1996. The total revenues contributed by these acquisitions are not material to the Company's total reported revenues (see Note B to the Consolidated Financial Statements).

Software revenues increased 53% to $292.0 million in fiscal 1996 from $191.1 million in fiscal 1995. Contributing to the strong software growth in fiscal 1996 was the release of 63 new titles and an additional 18 titles which were acquired, as compared to 34 new products released in fiscal 1995. Also contributing to the software revenue growth is the significant increase in the installed base of CD-ROM personal computers as well as increases in affiliated label and distribution revenues.

As the Company's membership services continue to mature, a greater percentage of the total individual membership base is in its renewal years. This results in increased profit margins for the Company due to the significant decrease in certain marketing costs incurred on renewing members. Improved response rates for new members also favorably impact profit margins. As a result, EBIT increased from $239.1 million to $322.7 million and EBIT margins improved from 15.4% to 16.7%.

Individual membership usage continues to increase, which contributes to additional service fees and indirectly contributes to the Company's strong renewal rates. Historically, an increase in overall membership usage has had a favorable impact on renewal rates. Actual membership cancellations were $376 million, $354 million and $319 million for the fiscal years ended January 31, 1996, 1995 and 1994, respectively. This represents 19%, 21% and 22%, respectively, of the gross membership revenues accrued for all services. The Company records its deferred revenue net of estimated cancellations which are anticipated in the Company's marketing programs. The number of cancellations has increased due to the increased level of marketing efforts, but has decreased as a percentage of the total number of members.

Operating costs increased 25% (from $474.1 million to $593.5 million). The major components of the Company's membership operating costs continue to be personnel, telephone, computer processing and participant insurance premiums (the cost of obtaining insurance coverage for members). Historically, the Company has seen a direct correlation between providing a high level of service to its members and improved retention. The major components of the Company's software operating costs are material costs, manufacturing labor and overhead, royalties paid to developers and affiliated label publishers and research and development costs related to designing, developing and testing new software products. The increase in overall operating costs is due principally to the variable nature of many of these costs and, therefore, the additional costs incurred to support the growth in the membership base and software sales.

Marketing costs decreased as a percentage of revenues, from 40% to 38%. This decrease is primarily due to improved per member acquisition costs and an increase in renewing members. Membership acquisition costs incurred increased 19% (from $508.8 million to $605.1 million) as a result of the increased marketing effort which resulted in an increased number of new members acquired. Marketing costs include the amortization of membership acquisition costs and other marketing costs, which primarily consist of membership communications and sales expenses. Amortization of membership acquisition costs increased by 19% (from $467.0 million to $556.5 million). Other marketing costs increased by 20% (from $151.3 million to $180.9 million). This increase resulted primarily from the costs of servicing a larger membership base and expenses incurred when selling and marketing a larger number of software titles. The marketing functions for the Company's membership services are combined for its various services and, accordingly, there are no significant changes in marketing costs by membership service.

The Company routinely reviews all membership renewal rates and has not seen any material change over the last year in the average renewal rate. Renewal rates are calculated by dividing the total number of renewing members not requesting a refund during their renewal year by the total members up for renewal.

General and administrative costs increased as a percentage of revenues, from 14% to 15%. This is principally due to acquisitions completed during fiscal 1996. Interest income, net, increased from $7.9 million to $9.7 million due to the reduced level of amortization associated with the Company's restricted stock and zero coupon convertible notes and the net interest income from the increased level of cash generated by the Company for investment.

Included in costs related to products abandoned and restructuring for the year ended January 31, 1996, are special charges totaling $43.8 million, net of recoveries, related to the abandonment of certain new product developmental efforts and the related impairment of certain assets and the restructuring of the SafeCard division of Ideon and the Ideon corporate infrastructure. The original charge of $45.0 million was composed of accrued liabilities of $36.2 million and asset impairments of $8.8 million. Also included in costs related to products abandoned and restructuring are marketing and operational costs incurred for Ideon products abandoned of $53.2 million.

Membership Information

The following chart sets forth the approximate number of members and net additions for the last three fiscal years. All membership data has been restated to reflect the acquisition of Ideon; however, it has not been restated to reflect other Acquired Members:

                                              Net New Member Additions
             Year Ended     Number of Members      for the Period
          --------------------------------------------------------------

          January 31, 1997     66,335,000             6,685,000
          January 31, 1996     59,650,000            12,750,000*
          January 31, 1995     46,900,000             3,820,000

*Includes approximately 8 million Acquired Members.

The membership acquisition costs incurred applicable to obtaining a new member, for memberships other than coupon book memberships, generally approximate the initial membership fee. Initial membership fees for coupon book memberships generally exceed the membership acquisition costs incurred applicable to obtaining a new member.

Cancellations for memberships processed by the Company for the years ended January 31, 1997, 1996 and 1995 were $401 million, $376 million and $354 million, respectively. This cancellation data does not reflect cancellations processed by certain of the Company's clients which report membership information only on a net basis. Accordingly, the Company does not receive actual numbers of gross additions and gross cancellations for certain types of memberships. In calculating the number of members, the Company has deducted its best estimate of cancellations which may occur during the trial membership periods offered in its marketing programs. Typically, these periods range from one to three months.

Liquidity and Capital Resources; Inflation; Seasonality

Funds for the Company's operations have been provided principally through cash flows from operations and credit facilities, while acquisitions have also been funded through the issuance of Common Stock. The Company terminated its previous credit agreement, effective March 19, 1996, and entered into the New Credit Agreement effective March 26, 1996 (as defined and described in Note E to the Consolidated Financial Statements). The New Credit Agreement provides for a $500 million revolving credit facility with a variety of different types of loans available thereunder. At January 31, 1997, no borrowings under the New Credit Agreement were outstanding. The New Credit Agreement contains certain customary restrictive covenants including, without limitation, financial covenants and restrictions on certain corporate transactions, and also contains various events of default provisions including, without limitation, defaults arising from certain changes in control of the Company.

In January 1997, Wright Express Corporation ("Wright Express"), a wholly-owned subsidiary, entered into a new revolving credit facility agreement replacing its previous revolving line of credit. The new credit facility has an available line of $60 million. At January 31, 1997, Wright Express had $31.4 million outstanding under the new credit facility. The new credit facility expires February 8, 1999.

All costs related to the mergers with Davidson, Sierra and Ideon have been reflected in the Company's consolidated statement of income for the year ended January 31, 1997. Such costs are non-recurring and those associated with the Company's mergers with Davidson and Sierra are comprised primarily of merger and integration costs. Such costs associated with the Ideon Merger include integration and transaction costs as well as costs relating to certain outstanding litigation matters (see Notes B and I to the Consolidated Financial Statements) giving consideration to the Company's intended approach to these matters. Most of the provision is related to these outstanding litigation matters. The Company is unable at this time to determine the estimated timing of the future cash outflows with respect to this liability. Although the Company has attempted to estimate the amounts that will be required to settle these litigation matters, there can be no assurance that the actual aggregate amount of such settlements will not exceed the amount of the provision accrued.

The Company invested approximately $55.9 million in acquisitions, net of cash acquired, during fiscal 1997. Substantially all acquisitions have been fully integrated into the Company's operations. The Company is not aware of any trends, demands or uncertainties that will have a material effect on the Company's liquidity other than those relating to the above-mentioned litigation matters. The Company anticipates that cash flows from operations and its credit facilities will be sufficient to achieve its current long-term objectives.

The Company does not anticipate any material capital expenditures for the next year. Total capital expenditures were $59.7 million for the year ended January 31, 1997.

On February 11, 1997, the Company issued $550 million in principal amount of 3% convertible subordinated notes (the "3% Notes") due February 15, 2002. Interest on the 3% Notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 1997 (see Note M to the Consolidated Financial Statements).

The Company intends to continue to review potential acquisitions that it believes would enhance the Company's growth and profitability. Any acquisitions will initially be financed through excess cash flows from operations, the Company's New Credit Agreement (see Note E to the Consolidated Financial Statements) and from the issuance of the 3% Notes. However, depending on the financing necessary to complete an acquisition, additional funding may be required.

The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the Company's current plans, options may be granted at not less than the fair market value on the date of grant and therefore no compensation expense is recognized for the stock options granted. In fiscal 1997, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" (see Notes A and F to the Consolidated Financial Statements).

In 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 121 in fiscal 1997. The impact of adopting the new method did not have a significant effect on the Company's financial statements.

To date, the overall impact of inflation on the Company has not been material. Except for the cash receipts from the sale of coupon book memberships, the Company's membership business is generally not seasonal. Most cash receipts from these coupon book memberships are received in the fourth quarter and, to a lesser extent, in the first and the third quarters of each fiscal year. As is typical in the consumer software industry, the Company's software business is highly seasonal. Net revenues and operating income are highest during the third and fourth quarters and are lowest in the first and second quarters. This seasonal pattern is primarily due to the increased demand for the Company's software products during the year-end holiday selling season.

In fiscal 1997, the Company's international businesses represented less than 10% of EBIT. Operating in international markets involves dealing with sometimes volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company is complex because it is linked to variability in real growth, inflation, interest rates and other factors. Because the Company operates in a mix of membership services and numerous countries, management believes currency exposures are fairly well diversified. To date, currency exposure has not been a significant competitive factor at the local market operating level. As international operations continue to expand and the number of cross-border transactions increases, the Company intends to continue monitoring its currency exposures closely and take prudent actions as appropriate.

Forward-Looking Statements

Except for historical information contained herein, the above discussion contains certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, changes in market conditions, effects of state and federal regulations and risks inherent in international operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           Report of Independent Auditors

Board of Directors and Shareholders
CUC International Inc.

We have audited the accompanying consolidated balance sheets of CUC International Inc. ("CUC") as of January 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of the following wholly-owned subsidiaries: Davidson & Associates, Inc. ("Davidson") as of December 31, 1995 and for the years ended December 31, 1995 and 1994, Sierra On-Line, Inc. ("Sierra") as of March 31, 1996 and for the years ended March 31, 1996 and 1995 and Ideon Group, Inc. ("Ideon") as of December 31, 1995 and for the year ended December 31, 1995 and the year ended October 31, 1994. Effective January 1, 1995, Ideon changed its fiscal year end from October 31 to December 31 (the "Ideon Transition Period"). We also did not audit the statement of operations for the Ideon Transition Period which includes a loss of $49.9 million included as a charge to retained earnings in the 1996 consolidated financial statements. These financial statements reflect, as of January 31, 1996, total assets constituting 31.5% of the consolidated financial statements total and reflect total revenues constituting 27.6% and 28.2% of the consolidated financial statements totals for the years ended January 31, 1996 and 1995, respectively, and were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to Davidson, Sierra and Ideon for the periods indicated above, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CUC at January 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, based upon our audits and the reports of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Stamford, Connecticut
March 10, 1997

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Sierra On-Line, Inc.
Bellevue, Washington

We have audited the consolidated balance sheet of Sierra On-Line Inc. and subsidiaries (the "Company") as of March 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1996, not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Seattle, Washington

June 24, 1996

                            Independent Auditors' Report

The Board of Directors
Davidson & Associates, Inc.

We have audited the consolidated balance sheet of Davidson & Associates, Inc. and subsidiaries as of December 31, 1995 and the related consolidated statements of earnings, shareholders' equity and cash flows and related financial statement schedule for each of the years in the two-year period ended December 31, 1995, not presented separately herein. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Davidson & Associates, Inc. and subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                              KPMG PEAT MARWICK LLP

Long Beach, California
February 21, 1996

                 Report of Independent Certified Public Accountants

To the Board of Directors and
Stockholders of Ideon Group, Inc.

In our opinion, the consolidated financial statements of Ideon Group, Inc. (formerly known as SafeCard Services, Incorporated), and its subsidiaries (not presented separately herein), present fairly, in all material respects, the financial position of Ideon Group, Inc. and its subsidiaries at December 31, 1995, and the results of their operations and their cash flows for the year ended December 31, 1995, the two months ended December 31, 1994, and the year ended October 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Ideon Group, Inc. for any period subsequent to December 31, 1995.

As discussed in Note 1, the Company changed the amortization periods for deferred subscriber acquisition costs effective December 31, 1994.


PRICE WATERHOUSE LLP

Tampa, Florida
February 2, 1996

                     CUC International Inc. and Subsidiaries

                           Consolidated Balance Sheets

                          (Dollar amounts in thousands)

                                                                               January 31
                                                                            1997        1996
                                                                        ------------------------
Assets
Current assets:
  Cash and cash equivalents                                              $  553,144   $  333,036
  Marketable securities                                                      69,139       97,164
  Receivables, less allowances of $55,225 and $39,051                       578,630      463,492
  Prepaid membership materials                                               37,579       39,061
  Prepaid expenses, deferred income taxes and other                         191,583      158,523
                                                                        ------------------------
Total current assets                                                      1,430,075    1,091,276

Marketable securities                                                          --         13,328
Membership solicitations in process                                          76,281       60,713
Deferred membership acquisition costs                                       401,564      404,655
Contract renewal rights, net                                                 31,695       38,845
Excess of cost over net assets acquired, net                                334,343      293,961
Properties, net                                                             145,620      113,353
Deferred income taxes and other                                              53,794       52,065
                                                                        ------------------------
Total assets                                                             $2,473,372   $2,068,196
                                                                        ========================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable, accrued expenses and other current liabilities       $  405,388   $  296,048
  Federal and state income taxes                                             75,988       35,957
                                                                        ------------------------
Total current liabilities                                                   481,376      332,005

Deferred membership income                                                  702,359      682,823
Convertible debt (net of unamortized original issue discount
  of $488 and $586)                                                          23,487       23,389
Zero coupon convertible notes (net of unamortized original issue
  discount of $588)                                                            --         14,410
Other                                                                        11,060       13,046

Commitments and contingencies (Notes B and I)

Shareholders' equity:
  Common stock-par value $.01 per share; authorized 600 million shares;
   issued 409,011,654 shares and 385,576,801 shares                           4,090        3,856
  Additional paid-in capital                                                619,532      430,449
  Retained earnings                                                         722,354      601,472
  Treasury stock, at cost, 6,136,757 shares and 5,115,947  shares           (56,618)     (30,998)
  Restricted stock, deferred compensation                                   (28,212)        --
  Foreign currency translation adjustment                                    (6,056)      (2,256)
                                                                        ------------------------
Total shareholders' equity                                                1,255,090    1,002,523
                                                                        ------------------------
Total liabilities and shareholders' equity                               $2,473,372   $2,068,196
                                                                        ========================

See accompanying notes.

                     CUC International Inc. and Subsidiaries

                        Consolidated Statements of Income

         (Dollar amounts in thousands, except per common share amounts)

                                                                         Year ended January 31,
                                                                       1997         1996         1995
                                                               --------------------------------------
Revenues
  Membership, service fees and other                            $ 1,972,430   $1,643,242   $1,363,561
  Software                                                          375,225      291,990      191,050
                                                               --------------------------------------
Total revenues                                                    2,347,655    1,935,232    1,554,611

Expenses
  Operating                                                         701,262      593,508      474,126
  Marketing                                                         887,852      737,440      618,330
  General and administrative                                        311,904      281,628      223,010
  Merger, integration, restructuring and litigation
   charges associated with business combinations                    179,945         --           --
  Costs related to Ideon products abandoned and  restructuring         --         97,029        7,900
  Gain on sale of The ImagiNation Network                              --           --        (19,739)
  Equity in loss from The ImagiNation Network                          --           --          1,990
  Interest income, net                                               (9,549)      (9,685)      (7,937)
                                                               --------------------------------------
Total expenses                                                    2,071,414    1,699,920    1,297,680
                                                               --------------------------------------

Income before income taxes                                          276,241      235,312      256,931

Provision for income taxes                                          112,142       90,337       94,874
                                                               --------------------------------------

Income before cumulative effect of accounting
  change for income taxes                                           164,099      144,975      162,057
Cumulative effect of accounting change for income taxes                --           --          2,000
                                                               --------------------------------------
Net income                                                      $   164,099   $  144,975   $  164,057
                                                               ======================================

Income before cumulative effect of accounting change            $       .41   $      .37   $      .42
Cumulative effect of accounting change                                   --           --          .01
                                                               --------------------------------------
Net income per common share                                     $       .41   $      .37   $      .43
                                                               ======================================

See accompanying notes.

                     CUC International Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

         (Dollar amounts in thousands, except per common share amounts)


                                  Common Stock                                                Restricted    Foreign
                            ----------------------- Additional                                  Stock,      Currency      Total
                                Shares       Par      Paid-in   Retained  Treasury  Unearned  Deferred    Translation  Shareholders'
                                Issued      Value     Capital   Earnings    Stock     ESOP   Compensation  Adjustment    Equity
                            -----------------------------------------------------------------------------------------------------
Balance at January 31, 1994  241,402,217   $2,414    $199,358   $378,604  $ (9,745)  $(7,160)              $(5,290)   $ 558,181
Three-for-two stock split    120,701,109    1,207                 (1,207)                                                     -
                            -----------------------------------------------------------------------------------------------------
As restated                  362,103,326    3,621     199,358    377,397    (9,745)   (7,160)               (5,290)     558,181
Exercise of stock options
   ($.24 to $21.97)            6,334,419       63      47,331    (10,140)                                                37,254
Exercise of stock
   options ($1.01 to
   $5.41) by payment of
   cash and common
   stock (56,250 shares)         281,250        3       1,164                 (760)                                         407
Issuance of stock under
   stock purchase plan
   ($11.60 to $14.05)             73,476        1       1,010                                                             1,011
Stock issued in conversion
   of notes                    4,483,656       45      22,650                                                            22,695
Tax benefit arising from
   exercise of stock
   options and vesting of
   restricted stock                                    42,216                                                            42,216
Stock issued in connection
   with acquisitions             569,777        6       5,132                                                             5,138
Amortization of restricted
   stock                                                  303                                                               303
Amortization of ESOP
   obligation                                                                          2,331                              2,331
Cash dividends                                                    (7,519)                                                (7,519)
Charge to reflect change
   in Getko and NAOG
   fiscal years                                                   (4,067)              3,071                               (996)
Net unrealized loss on
   marketable securities                                 (748)                                                             (748)
Purchase of treasury stock         4,322                 (440)                                                             (440)
Foreign currency
   translation adjustment                                                                                    2,193        2,193
Net income                                                       164,057                                                164,057
                            -----------------------------------------------------------------------------------------------------
Balance at January 31, 1995  373,850,226    3,739     317,976    519,728   (10,505)   (1,758)               (3,097)     826,083
Exercise of stock options
   ($0.01 to $35.07)           6,945,381       70      34,462                                                            34,532
Exercise of stock
   options ($1.01 to
   $12.00) by payment of
   cash and common stock
   (668,849 shares)            2,487,501       25      13,068              (13,090)                                           3
Payment of withholding
   taxes on options by
   payment of common stock
   (310,257 shares)                                                         (7,403)                                      (7,403)
Issuance of stock under
   stock purchase plan
   ($15.54 to $21.75)             95,471        1       1,789                                                             1,790
Stock issued in conversion
   of notes                    2,120,726       21      13,641                                                            13,662
Stock issued for bonuses
   and incentives                334,949        3       4,104                                                             4,107
Tax benefit arising from
   exercise of stock
   options                                             51,357                                                            51,357
Stock issued in connection
   with acquisitions             335,094        3       1,089                                                             1,092
Amortization of ESOP
   obligation                                           1,242                          1,758                              3,000
Equity distributions                                      175     (5,033)                                                (4,858)
Cash dividends                                                    (8,159)                                                (8,159)
Charge to reflect change
   in Advance Ross and
   Ideon fiscal years                                            (50,039)                                               (50,039)
Net unrealized gain on
   marketable securities                                1,341                                                             1,341
Purchase of treasury stock      (592,547)      (6)     (9,795)                                                           (9,801)
Foreign currency
   translation adjustment                                                                                      841          841
Net income                                                       144,975                                                144,975
                            -----------------------------------------------------------------------------------------------------
Balance at January 31, 1996  385,576,801    3,856     430,449    601,472   (30,998)                         (2,256)   1,002,523
Exercise of stock options
   ($0.05 to $24.67)           7,294,093       73      37,807                                                            37,880
Exercise of stock options
   ($1.02 to $16.78) by
   payment of cash and
   common stock
   (583,354 shares)            2,200,965       22      14,445              (14,630)                                        (163)
Payment of withholding
   taxes on options by
   payment of common stock
   (437,456 shares)                                                        (10,990)                                     (10,990)
Issuance of stock under
   stock purchase plan
   ($19.92 to $26.75)            123,512        1       2,982                                                             2,983
Stock issued in conversion
   of notes                    3,385,612       34      14,760                                                            14,794
Tax benefit arising from
   exercise of stock
   options                                             48,922                                                            48,922
Stock issued in connection
   with acquisitions           9,065,671       91      40,320    (34,125)                                                 6,286
Restricted stock issuance      1,365,000       13      30,472                                 $(30,485)                       -
Amortization of restricted
   stock                                                                                         2,273                    2,273
Equity distributions                                              (1,620)                                                (1,620)
Cash dividends                                                    (2,798)                                                (2,798)
Charge to reflect change
   in Davidson, Sierra and
   Ideon fiscal years                                             (4,674)                                                (4,674)
Net unrealized loss on
   marketable securities                                 (625)                                                             (625)
Foreign currency
   translation adjustment                                                                                   (3,800)      (3,800)
Net income                                                       164,099                                                164,099
                            =====================================================================================================
Balance at January 31, 1997  409,011,654   $4,090    $619,532   $722,354  $(56,618) $    -    $(28,212)    $(6,056)  $1,255,090
                            =====================================================================================================

See accompanying notes.

                        CUC International Inc. and Subsidiaries

                          Consolidated Statements of Cash Flows

                              (Dollar amounts in thousands)

                                                                Year ended January 31,
                                                            1997         1996        1995
                                                          ----------------------------------
Operating activities
Net income                                                $ 164,099   $ 144,975   $ 164,057
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Membership acquisition costs                            (638,182)   (605,058)   (508,807)
   Amortization of membership acquisition costs             641,272     556,548     467,019
   Deferred membership income                                19,298      76,285      61,941
   Membership solicitations in process                      (15,568)    (15,077)     (2,693)
   Amortization of contract renewal rights and excess
     cost                                                    26,199      24,349      27,058
   Gain on sale of The ImagiNation Network                     --          --       (19,739)
   Equity loss from The ImagiNation Network                    --          --         1,990
   Write-off of purchased in-process research and
     development                                               --          --         3,587
   Cumulative effect of change in accounting for
     income taxes                                              --          --        (2,000)
   Deferred income taxes                                    (35,970)    (32,068)     12,487
   Amortization of original issue discount on
     convertible notes and restricted stock                   4,350       1,646       1,965
   Loss on impairment of assets                                --         7,569        --
   Depreciation                                              32,459      25,387      16,405
   Effect of change in amortization periods for Ideon
     membership acquisition costs                              --        65,500        --
   Net loss during change in fiscal year-ends                (4,674)    (49,944)       --

   Change in working capital items, net of acquisitions:
     Receivables                                           (106,300)   (152,392)    (51,638)
     Prepaid membership materials                             3,928      (5,562)     (5,844)
     Prepaid expenses and other current assets               (2,342)    (36,130)    (20,755)
     Accounts payable, accrued expenses and federal
      and state income taxes payable                        193,737      57,891      40,245
     Product abandonment and related liabilities            (20,796)     20,796        --
     Other, net                                                (956)    (30,499)     (8,512)
                                                          ----------------------------------
Net cash provided by operating activities                   260,554      54,216     176,766
                                                          ----------------------------------

Investing activities
Proceeds from sale of The ImagiNation Network                  --          --        19,739
Loan to The ImagiNation Network, net                           --          --        (2,895)
Proceeds from sales of marketable securities                137,277     255,916     136,977
Purchases of marketable securities                          (96,517)   (138,198)   (161,585)
Acquisitions, net of cash acquired                          (55,931)    (75,142)    (63,437)
Acquisitions of properties                                  (59,665)    (63,148)    (39,561)
                                                          ----------------------------------
Net cash used in investing activities                       (74,836)    (20,572)   (110,762)
                                                          ----------------------------------

Financing activities
Issuance of common stock                                     42,811      35,269      40,321
Proceeds from convertible debt offering, net                   --          --        48,250
Payments for purchase of treasury shares                       --        (9,801)       (483)
Equity distributions                                         (1,620)       --          --
(Repayments) borrowings of long-term obligations, net        (4,003)      1,064     (16,416)
Dividends paid                                               (2,798)     (8,159)     (7,519)
                                                          ----------------------------------
Net cash provided by financing activities                    34,390      18,373      64,153
                                                          ----------------------------------
Net increase in cash and cash equivalents                   220,108      52,017     130,157
Cash and cash equivalents at beginning of period            333,036     281,019     150,862
                                                          ----------------------------------
Cash and cash equivalents at end of period                $ 553,144   $ 333,036   $ 281,019
                                                          ==================================

See accompanying notes.

                     CUC International Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Note A--Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CUC International Inc., its wholly-owned subsidiaries and its joint ventures (collectively, the "Company"). The Company operates in two business segments: membership services and software. Membership services are distributed to consumers through various channels which include financial institutions, credit unions, charities, other cardholder based organizations and retail establishments. The software segment develops, publishes and distributes educational and entertainment software for home and school use. All significant intercompany transactions have been eliminated in consolidation. All periods presented reflect the Company's reclassifications of deferred membership acquisition costs (previously classified as an offset to deferred membership income) and membership solicitations in process (previously classified as a current asset) to non-current assets.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The software segment of the Company is subject to certain business risks which could affect future operations and financial performance. The risks include (without limitation) changing computer environments, rapid technological change, development of new products, concentrations in manufacturing facilities, competitive pricing and reliance on distribution channels.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with terms of three months or less at the time of acquisition to be cash equivalents. Included in cash and cash equivalents are marketable securities available-for-sale stated at fair value which approximates cost.

Concentration of Credit Risks

The estimated fair value of amounts reported in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. All current assets (with the exception of marketable securities) and current liabilities are carried at cost, which approximates fair value, because of their short-term nature. The fair value of the Notes at January 31, 1997 and 1996 was $78.3 million and $42.6 million, respectively, based upon its quoted market price (see Note E).

                     CUC International Inc. and Subsidiaries

Note A--Summary of Significant Accounting Policies (continued)

Concentration of Credit Risks (continued)

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. This risk is limited in the membership services segment due to the large number of entities representing the Company's membership base. These entities include major banks, financial institutions and large oil companies and retailers which are primarily located throughout the United States. Software accounts receivable include amounts principally from geographically dispersed dealers, distributors, retail chains and superstores in the software industry, as well as schools and school districts. The Company performs periodic credit evaluations of its software customers and maintains reserves which estimate the potential for future product returns. Such reserves have been included in allowances for accounts receivable.

Software Research and Development Costs and Costs of Software Revenue

Under the criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product. Costs meeting this criteria are insignificant and, therefore, research and development costs related to designing, developing and testing new software products are charged to operating expenses as incurred. Purchased in-process research and development costs are charged to expense on the date acquired if it has no alternative future use and technological feasibility is not established. Software research and development costs aggregated $66.2 million, $52.9 million and $36.3 million for the years ended January 31, 1997, 1996 and 1995, respectively. Costs of software revenue include material costs, manufacturing labor and overhead and royalties paid to developers and affiliated label publishers. Costs of software revenue are included in operating expenses and aggregated $109.6 million, $115.3 million and $73.3 million for the years ended January 31, 1997, 1996 and 1995, respectively.

Membership Acquisition Costs and Deferred Membership Income

In accordance with the provisions of Statement of Position 93-7, "Reporting on Advertising Costs," membership acquisition costs are deferred and charged to operations as membership fees are recognized. These costs, which relate directly to membership solicitations (direct response advertising costs), principally include: postage, printing, kits, mailings, publications (including coupon books) and telemarketing costs. Substantially all of these costs are incurred for services performed by outside sources. Such costs are amortized on a straight-line basis as revenues are realized over the average membership period (generally one to three years). The membership acquisition costs incurred applicable to obtaining a new member, for memberships other than coupon book memberships, generally approximate the initial membership fee. Initial membership fees for coupon book memberships generally exceed the membership acquisition costs incurred applicable to obtaining a new member. However, if membership acquisition costs were to exceed the membership fee, an appropriate adjustment would be made for any significant impairment.

Amortization of membership acquisition costs, including deferred renewal costs, which consist principally of charges from sponsoring institutions and publications, amounted to $641.3 million, $556.5 million and $467.0 million for the years ended January 31, 1997, 1996 and 1995, respectively. All advertising costs other than direct response advertising costs are expensed in the period incurred. Such amounts were $246.6 million, $172.3 million and $133.8 million for the years ended January 31, 1997, 1996 and 1995, respectively.

                     CUC International Inc. and Subsidiaries

Note A--Summary of Significant Accounting Policies (continued)

Membership Acquisition Costs and Deferred Membership Income (continued)

Membership fees are generally billed through financial institutions and other cardholder based institutions and are recorded as deferred membership income upon acceptance of membership, net of estimated cancellations, and pro-rated over the membership period.

Deferred membership income is classified as non-current in the consolidated balance sheet items since working capital will not be required as the deferred income is recognized over future periods.

Provisions for membership cancellations were $34.5 million and $37.0 million at January 31, 1997 and 1996, respectively. Such amounts are included in accrued expenses. In addition, accrued expenses include commissions payable of $31.2 million and $21.6 million at January 31, 1997 and 1996, respectively.

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

Software Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Statement of Position No. 91-1, "Software Revenue Recognition." Revenue from software sales is recognized upon shipment, provided no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Other insignificant vendor obligations consisting primarily of costs associated with telephone support to customers after delivery of software are accrued. The Company's agreements with certain distributors and retailers permit them to exchange products or provide price protection under certain circumstances. The Company provides an allowance for estimated exchanges and price protection.

Contract Renewal Rights

Contract renewal rights represent the value assigned to acquired contracts and are being amortized over 2 to 16 years using the straight-line method. As of January 31, 1997 and 1996, accumulated amortization amounted to $59.0 million and $51.5 million, respectively.

Excess of Cost Over Net Assets Acquired

The excess of cost over net assets acquired is being amortized over 5 to 30 years using the straight-line method. As of January 31, 1997 and 1996, accumulated amortization amounted to $67.0 million and $49.1 million, respectively. The carrying value of the excess of cost over net assets acquired will be reviewed by management if the facts and circumstances suggest that the value may be impaired. If this review indicates that the carrying amounts will not be recoverable, as determined based on the undiscounted cash flows of the entities acquired over the remaining amortization period, management will reduce the carrying amount by the estimated shortfall in cash flows.

                         CUC International Inc. and Subsidiaries

Note A--Summary of Significant Accounting Policies (continued)

Net Income Per Common Share

Net income per common share of the Company's common stock, par value $.01 per share ("Common Stock"), has been computed using the weighted average number of common and dilutive common equivalent shares outstanding (after giving effect to the acquisitions accounted for in accordance with the pooling-of-interests method (see Note B) and the three-for-two split of the Common Stock (see Note
F)). The weighted average number of common and dilutive common equivalent shares was 405.1 million, 392.2 million and 379.3 million for the years ended January 31, 1997, 1996 and 1995, respectively. Fully diluted earnings per share did not differ significantly from primary earnings per share in any year.

Impairment of Long-Lived Assets

In 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 121 in fiscal 1997, the impact of which was not material.

Stock Based Compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under the Company's current plans, options may be granted at not less than the fair market value on the date of grant and therefore no compensation expense is recognized for the stock options granted. In fiscal 1997, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note F).

Note B--Mergers and Acquisitions

Pooling-of-Interests Business Combinations

During July 1996, the Company acquired all of the outstanding capital stock of Davidson & Associates, Inc. ("Davidson") for a purchase price of approximately $1 billion, which was satisfied by the issuance of approximately 45.1 million shares of Common Stock. Also during July 1996, the Company acquired all of the outstanding capital stock of Sierra On-Line, Inc. ("Sierra") for a purchase price of approximately $858 million, which was satisfied by the issuance of approximately 38.4 million shares of Common Stock. Davidson and Sierra develop, publish and distribute educational and entertainment software for home and school use. During August 1996, the Company acquired all of the outstanding capital stock of Ideon Group, Inc. ("Ideon"), principally a provider of credit card enhancement services, for a purchase price of approximately $393 million, which was satisfied by the issuance of approximately 16.6 million shares of Common Stock.

The mergers with Davidson, Sierra and Ideon (the "Fiscal 1997 Pooled Entities") have been accounted for in accordance with the pooling-of-interests method of accounting and, accordingly, the accompanying consolidated financial statements have been restated as if the Fiscal 1997 Pooled Entities and the Company had operated as one since inception. Further, all common share and per common share data have been restated for prior periods and certain reclassifications have been made to the historical financial statements to conform to the Company's presentation.

                     CUC International Inc. and Subsidiaries

Note B--Mergers and Acquisitions (continued)

The following represents revenues and net income of the Company and the Fiscal 1997 Pooled Entities for the two years and the last complete interim period preceding the mergers.

                                        Six Months
                                        Ended July            Year Ended
                                            31,               January 31,
                                           1996          1996           1995
                                        ----------------------------------------
                                        (Unaudited)
Revenues:
   The Company                          $  880,403    $ 1,401,551     $1,182,896
   Fiscal 1997 Pooled Entities             190,820        533,681        371,715
                                        ----------------------------------------
                                        $1,071,223    $ 1,935,232     $1,554,611
                                        ========================================

Net Income (Loss):
   The Company                          $   83,558    $   164,669     $  124,566
   Fiscal 1997 Pooled Entities               9,024        (19,694)        39,491
                                        ----------------------------------------
                                        $   92,582    $   144,975     $  164,057
                                        ========================================

Davidson, Sierra and Ideon previously used the fiscal years ended December 31, March 31 and December 31, respectively, for their financial reporting. To conform to the Company's January 31 fiscal year end, Davidson's and Ideon's operating results for January 1996 have been excluded from, and Sierra's operating results for February and March 1996 have been duplicated in, the Company's year ended January 31, 1997 operating results in the accompanying financial statements. The excluded and duplicated periods have been adjusted by a net $4.7 million charge to retained earnings at January 31, 1997. Effective January 1, 1995, Ideon changed its fiscal year end from October 31 to December 31 (the "Ideon Transition Period"). The Ideon Transition Period has been excluded from the accompanying consolidated statements of income. Ideon's revenues and net loss for the Ideon Transition Period were $34.7 million and $(49.9) million, respectively. This excluded period has been adjusted by a $49.9 million charge to retained earnings at January 31, 1996. The net loss for the Ideon Transition Period was principally the result of a $65.5 million one-time, non-cash, pre-tax charge recorded in connection with a change in amortization periods for deferred membership acquisition costs. Prior to the change, membership acquisition costs were generally amortized up to ten years for single year membership periods and up to twelve years for multi-year membership periods. These amortization periods represented the estimated life of the member. At December 31, 1994, the amortization periods were shortened to one year and three years for single and multi-year membership periods, respectively (initial membership period without regard for anticipated renewals).

                     CUC International Inc. and Subsidiaries

Note B--Mergers and Acquisitions (continued)

Principally in connection with the Davidson, Sierra and Ideon mergers, the Company charged approximately $179.9 million ($118.7 million or $.29 per common share after-tax effect) to operations as merger, integration, restructuring and litigation charges for the year ended January 31, 1997. Such costs in connection with the Davidson and Sierra mergers with the Company (approximately $48.6 million) are nonrecurring and are comprised primarily of transaction costs, other professional fees and integration costs. Such costs associated with the Company's merger with Ideon (the "Ideon Merger") (approximately $127.2 million) are nonrecurring and include integration and transaction costs as well as a provision relating to certain litigation matters (see Note I) giving consideration to the Company's intended approach to these matters. Most of the provision is related to these outstanding litigation matters. In determining the amount of the provision, the Company estimated the cost of settling these litigation matters. In estimating such cost, the Company considered potential liabilities related to these matters and the estimated cost of prosecuting and defending them (including out-of-pocket costs, such as attorneys' fees, and the cost to the Company of having its management involved in numerous complex litigation matters). The Company is unable at this time to determine the estimated timing of the future cash outflows with respect to this liability. Although the Company has attempted to estimate the amounts that will be required to settle these litigation matters, there can be no assurance that the actual aggregate amount of such settlements will not exceed the amount accrued. Payments related to the above matters will reduce the amount of the provision. During the year ended January 31, 1997, such payments amounted to $80.5 million. The Company considered litigation-related costs and liabilities, as well as integration and transaction costs, in determining the agreed upon exchange ratio in respect of the Ideon Merger.

In determining the amount of the provision related to the Company's proposed integration and consolidation efforts, the Company estimated the significant severance costs to be accrued upon the consummation of the Ideon Merger and costs relating to the expected obligations for certain third-party contracts (e.g., existing leases and vendor agreements) to which Ideon is a party and which are neither terminable at will nor automatically terminated upon a change-in-control of Ideon. The Company incurred significant integration costs because Ideon's credit card registration and enhancement services are substantially similar to the Company's credit card registration and enhancement services. All of the business activities related to the operations performed by Ideon's Jacksonville, Florida office were transferred to the Company's Comp-U-Card Division in Stamford, Connecticut upon the consummation of the Ideon Merger. The Company does not expect any loss in revenue as a result of these integration and consolidation efforts.

During March 1996, Davidson acquired all of the outstanding capital stock of Condor, Inc. (subsequently renamed "Blizzard North"), a developer of entertainment software. During August 1996, the Company acquired substantially all of the assets and liabilities of Kevlin Services, Incorporated ("Kevlin") and one other corporation affiliated with Kevlin for a purchase price of approximately $27 million, which was satisfied by the issuance of approximately
1.2 million shares of Common Stock. Kevlin provides membership-based consumer services to customers of financial institutions. During September 1996, the Company acquired all of the outstanding capital stock of Dine-A-Mate, Inc. ("Dine-A-Mate") for a purchase price of approximately $36 million, which was satisfied by the issuance of approximately 1.4 million shares of Common Stock. Dine-A-Mate offers discount dining and entertainment program memberships. During January 1997, the Company acquired all of the outstanding capital stock of Plextel Telecommunications, Inc. ("Plextel"), for a purchase price of approximately $53

                     CUC International Inc. and Subsidiaries

Note B--Mergers and Acquisitions (continued)

million, which was satisfied by the issuance of approximately 2.2 million shares of Common Stock. Plextel operates an affinity-based, computerized dating service. Also during January 1997, the Company acquired all of the outstanding capital stock of Knowledge Adventure, Inc. ("KA"), for a purchase price of approximately $86.1 million, which was satisfied by the issuance of approximately 3.5 million shares of Common Stock. KA designs, develops and markets children's educational computer software. These acquisitions were accounted for in accordance with the pooling-of-interests method of accounting. However, the Company's financial statements for periods prior to the dates of acquisition have not been restated due to immateriality.

During June 1995, the Company acquired all of the outstanding capital stock of Getko Group Inc. ("Getko") for a purchase price of approximately $100 million, which was satisfied by the issuance of approximately 5.6 million shares of Common Stock. Getko distributes complimentary welcoming packages to new homeowners throughout the United States and Canada. During September 1995, the Company acquired all of the outstanding capital stock of North American Outdoor Group, Inc. ("NAOG") for a purchase price of approximately $52 million, which was satisfied by the issuance of approximately 2.3 million shares of Common Stock. NAOG owns one of the largest for-profit hunting and general interest fishing membership organizations in the United States, and also owns various other membership organizations. During January 1996, the Company acquired all of the outstanding capital stock of Advance Ross Corporation ("Advance Ross") for a purchase price of approximately $183 million, which was satisfied by the issuance of approximately 8.9 million shares of Common Stock. Advance Ross processes value-added tax refunds to travelers in over 20 European countries. The acquisitions of Getko, NAOG and Advance Ross (collectively, the "Fiscal 1996 Pooled Entities") were accounted for in accordance with the pooling-of-interests method of accounting. Therefore, the Company's financial statements have been restated for all prior periods to include these entities. Further, all common share and per common share data have been restated for prior periods and certain reclassifications have been made to the historical financial statements to conform to the Company's presentation.

The following represents revenues and net income of the Company and the Fiscal 1996 Pooled Entities for the one year and the last complete interim period preceding the mergers, not giving effect to the Fiscal 1997 Pooled Entities.

                                  Nine Months Ended         Year Ended
                                  October 31, 1995       January 31, 1995
                                  -----------------      ----------------
                                     (Unaudited)
Revenues:
   The Company                       $  949,886             $1,044,669
   Fiscal 1996 Pooled Entities           87,130                138,227
                                     ----------             ----------
                                     $1,037,016             $1,182,896
                                     ==========             ==========
Net Income:
   The Company                       $  113,656             $  117,591
   Fiscal 1996 Pooled Entities            7,103                  6,975
                                     ----------             ----------
                                     $  120,759             $  124,566
                                     ==========             ==========

                     CUC International Inc. and Subsidiaries

Note B--Mergers and Acquisitions (continued)

Getko, NAOG and Advance Ross previously used the fiscal years ended November 30, December 31 and December 31, respectively for their financial reporting. To conform to the Company's January 31 fiscal year end, Getko's operating results for December 1993 and January 1994 and NAOG's operating results for January 1994 have been excluded from the Company's year ended January 31, 1995 operating results in the accompanying financial statements. The excluded periods have been adjusted by a net $4.1 million charge to retained earnings at January 31, 1995. In addition, Advance Ross' operating results for January 1995 have been excluded from the year ended January 31, 1996 operating results in the accompanying financial statements. This excluded period has been adjusted by a $0.1 million charge to retained earnings at January 31, 1996.

During fiscal 1996, Davidson and Sierra acquired all of the outstanding capital stock of various companies, by issuing an aggregate of .6 million and 2.1 million shares of Davidson's and Sierra's common stock, respectively (.8 million and 3.9 million equivalent shares of Common Stock, respectively). During fiscal 1995, Davidson acquired all of the outstanding shares of a company, by issuing
 .6 million shares of Davidson's common stock (.8 million equivalent shares of Common Stock).

These acquisitions were accounted for in accordance with the pooling-of-interests method of accounting. Therefore, the financial statements of Davidson and Sierra, including all common and per common share data, were previously restated to include these entities.

Purchase Business Combinations

During fiscal 1997, the Company acquired certain entities for an aggregate purchase price of $60.1 million, satisfied by the payment of $35.3 million in cash and the issuance of .3 million shares of Common Stock. One of the purchase agreements provides that the former shareholders are eligible to receive additional payments over the next three years, not to exceed $22 million in the aggregate, based upon the achievement of certain objectives. During fiscal 1996, the Company acquired certain entities for an aggregate purchase price of $84.5 million, satisfied by the payment of $82.1 million in cash and the issuance of
 .1 million shares of Common Stock. The 1997 and 1996 excess cost over net assets acquired resulting from these acquisitions aggregated $55.0 million and $80.9 million, respectively.

During January 1995, the Company acquired all of the outstanding capital stock of Essex Corporation and subsidiaries ("Essex") for $27.5 million. The purchase price was satisfied by the payment of $25.9 million in cash and the issuance of
 .1 million shares of Common Stock. The former shareholders of Essex may receive additional payments, not to exceed $57.5 million, in the aggregate, based on the achievement of certain objectives, through the next fiscal year. The Company's management believes that payments to such shareholders aggregating in excess of $30 million would be extremely remote. Essex is a third-party marketer of financial products for banks, primarily marketing annuities through financial institutions. In connection with this acquisition, the Company received current assets of $8.1 million and non-current assets of $1.4 million and assumed current liabilities of $7.0 million. The balance of $25.0 million was included in the excess of cost over net assets acquired. Additionally, during fiscal 1995, the Company acquired certain companies for an aggregate purchase price of $45.7 million, satisfied by the payment of $42.2 million in cash and the issuance of .5 million shares of Common Stock. The excess of cost over net assets acquired resulting from these acquisitions aggregated $34.1 million.

                     CUC International Inc. and Subsidiaries

Note B--Mergers and Acquisitions (continued)

The preceding acquisitions were accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations have been included in the consolidated results of operations from the respective dates of acquisition. The results of operations for the periods prior to the respective dates of acquisition were not significant to the Company's operations.

Note C--Marketable Securities

Marketable securities consist principally of corporate bonds, tax-free municipal obligations, U.S. Treasury notes and commercial paper. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All securities at January 31, 1997 and 1996 were classified as available-for-sale and were reported at fair value with net unrealized holding gains and losses, net of tax effect, reported in shareholders' equity until realized. Fair value was based upon quoted market prices or investment adviser estimates and any securities not maturing within one year are classified as non-current assets. Declines in the market value of available-for-sale securities deemed to be other than temporary resulted in charges to current earnings and the establishment of a new cost basis.

Note D--Properties

Property acquired is recorded at cost. Depreciation of properties is provided for using the straight-line method over the estimated useful lives of the assets. The following is a summary of properties as of January 31 (in thousands):

                                                      1997              1996
                                                    ---------------------------
      Computer equipment                            $  97,218         $  70,077
      Telephone equipment                              33,458            34,113
      Furniture and other equipment                    88,018            74,290
      Buildings                                        37,809            23,309
      Leasehold improvements                           21,207            16,798
      Less accumulated depreciation                  (132,090)         (105,234)
                                                    ---------------------------
      Properties, net                               $ 145,620         $ 113,353
                                                    ===========================

Note E--Revolving Credit Facilities and Convertible Notes

The Company terminated its previous credit agreement effective March 19, 1996 and effective March 26, 1996 entered into a new credit agreement with certain banks signatory thereto; The Chase Manhattan Bank, N.A., Bank of Montreal, Morgan Guaranty Trust Company of New York and The Sakura Bank, Limited, as Co-Agents; and The Chase Manhattan Bank, N.A. as Administrative Agent (the "New Credit Agreement").

The New Credit Agreement provides for a $500 million revolving credit facility with a variety of different types of loans available thereunder. Interest is payable, depending on the type of loan utilized by the Company, at a variety of rates based on the federal funds rate, LIBOR, the prime rate or rates quoted by participating banks based on an auction process provided for in the New Credit Agreement. At January 31, 1997, no borrowings under the New Credit Agreement were outstanding. In addition, the New Credit Agreement requires the Company to maintain certain financial ratios and contains other restrictive covenants including, without limitation, financial covenants and restrictions on certain corporate transactions, and also contains various events of default provisions including, without limitation, defaults arising from certain changes in control of the Company.

                     CUC International Inc. and Subsidiaries

Note E--Revolving Credit Facilities and Convertible Notes (continued)

The zero coupon convertible notes issued in connection with the Company's fiscal 1990 recapitalization were recorded at their fair value on the date of issuance and were issued in $100 principal amounts and multiples thereof. Each $100 principal amount was convertible into 22.78 shares of Common Stock. Virtually all of the zero coupon convertible notes were converted into Common Stock by the maturity date of June 6, 1996.

Cash payments for interest made by the Company on all its obligations amounted to $5.7 million, $5.1 million and $4.6 million for the years ended January 31, 1997, 1996 and 1995, respectively.

In January 1997, Wright Express Corporation ("Wright Express"), a wholly-owned subsidiary of the Company, entered into a new revolving credit facility agreement replacing its previous revolving line of credit. The new credit facility has an available line of $60 million. The new credit facility expires February 8, 1999. Interest on the outstanding borrowings is computed, at the option of Wright Express, under various methods. At January 31, 1997, Wright Express had $31.4 million outstanding under the new credit facility with an interest rate of 6.04%. Borrowings under the previous arrangement at January 31, 1996 aggregated $15.4 million with interest rates ranging from 6.31% to 7.25%. Such amounts are included in other current liabilities.

On April 12, 1994, Sierra issued $50 million in principal amount of 6 1/2% convertible subordinated notes due April 1, 2001 (the "Notes"). Interest on the Notes is payable semi-annually on April 1 and October 1 of each year. Each $7.62 principal amount of Notes is convertible into one share of Common Stock, subject to adjustment under certain conditions. The Notes are redeemable after April 2, 1997, at the option of Sierra, at specified redemption prices. The Notes are subordinated to all existing and future Senior Indebtedness (as defined in the Indenture governing the Notes) of Sierra. Issuance costs have been netted against the principal convertible debt balance and are being amortized on a straight-line basis over seven years. During fiscal 1996 and 1995, Sierra paid $0.9 million and $1.0 million, included in interest expense, to induce conversion of $11.7 million and $14.3 million of Notes into .8 million shares and 1 million shares of Sierra common stock (1.5 million equivalent shares and 1.9 million equivalent shares of Common Stock), respectively.

Note F--Shareholders' Equity

The Company has authorized capital stock consisting of 600 million shares of Common Stock and one million shares of preferred stock, $.01 par value per share ("Preferred Stock"). At January 31, 1997, there were outstanding 402.9 million shares of Common Stock. The Company has never issued any shares of Preferred Stock.

On September 26, 1996, the Company's Board of Directors declared a three-for-two split of the Common Stock, in the nature of a stock dividend, effective October 21, 1996, paid to shareholders of record on October 7, 1996. Accordingly, the financial statements and all common share and per common share data have been retroactively adjusted to reflect the stock split. The par value of the additional shares of Common Stock issued in connection with the stock split was credited to Common Stock and charged to retained earnings.

                     CUC International Inc. and Subsidiaries

Note F--Shareholders' Equity (continued)

At January 31, 1997, there were outstanding approximately $24 million principal amount of Notes, convertible into approximately 3.1 million shares of Common Stock. The Company also has reserved .6 million shares of Common Stock for issuance upon the exercise of certain outstanding warrants to purchase Common Stock which the Company assumed in connection with its acquisition of Advance Ross during fiscal 1996.

The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company grants options to employees primarily pursuant to three stock option plans: the 1992 Employee Stock Option Plan (the "1992 Plan"), the 1992 Bonus and Salary Replacement Stock Option Plan (the "Replacement Plan") and the 1987 Stock Option Plan (the "1987 Plan"). Under these plans, the Company may grant options to purchase in the aggregate up to 70.8 million shares of Common Stock. At January 31, 1997, there were outstanding in the aggregate options to purchase
35.5 million shares of Common Stock pursuant to the 1992 Plan, the Replacement Plan and the 1987 Plan. Options granted under the 1992 Plan generally are exercisable at 20% per year commencing one year from the date of grant. Options granted under the Replacement Plan generally are exercisable at 33% per year commencing one year from the date of grant. Options granted under the 1987 Plan generally are exercisable at 25% per year commencing one year from the date of grant. Options granted under the Company's stock option plans generally have 10 year terms. All options outstanding under these plans are non-qualified stock options. These stock option plans include options acquired by the Company in connection with its various acquisitions accounted for in accordance with the pooling-of-interests method of accounting (see Note B).

The Company grants options to its non-employee directors pursuant to its 1994 Directors Stock Option Plan (the "1994 Directors Plan"). The 1994 Directors Plan provides that options to acquire an aggregate of up to .3 million shares of Common Stock may be granted to non-employee directors of the Company in office on each of November 23, 1994, 1995, 1996 and 1997. Options under the 1994 Directors Plan are exercisable in full on the date of grant. At January 31, 1997, there also were outstanding grants made to non-employee directors of the Company under the Company's 1990 Directors Stock Option Plan (the "1990 Directors Plan") and 1992 Directors Stock Option Plan (the "1992 Directors Plan"), under which the Company is no longer granting options.

The Company has certain other stock option plans pursuant to which it no longer makes any new option grants, but pursuant to which there continues to exist outstanding options to purchase shares of Common Stock. These options generally expire ten years after their grant dates. Under these plans, there are currently outstanding both non-qualified stock options and incentive stock options to purchase 3.8 million shares of Common Stock in the aggregate at January 31, 1997. These stock option plans include plans assumed by the Company in connection with its acquisitions of Sierra and KA during fiscal 1997.

                     CUC International Inc. and Subsidiaries

Note F--Shareholders' Equity (continued)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to January 31, 1995 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1997 and 1996, respectively: risk-free interest rates of 6.3% and 5.3%; volatility factors of the expected market price of the Company's common stock of .28 and
 .26; and a weighted-average expected life for the options of 5 years for both years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income would have been approximately $154.4 million and $142.5 million and pro forma net income per common share would have been $.38 and $.36 for the fiscal years ended January 31, 1997 and 1996, respectively.

In accordance with the provisions of SFAS No. 123, the pro forma disclosures include only the effect of stock options granted in fiscal 1996 and fiscal 1997. These pro forma effects may not be representative of the effects of SFAS No. 123 on future years because of the fact that options vest over several years and new grants generally are made each year.

Changes in outstanding options were as follows:

                                                       Weighted-Average
                                           Options      Exercise Price
                                        ---------------------------------

      Outstanding January 31, 1994        40,407,897        $  6.33
         Options granted                  15,152,418        $ 12.36
         Options exercised                (6,615,669)       $  3.73
         Options cancelled                (1,005,478)       $  6.43
                                        --------------

      Outstanding January 31, 1995        47,939,168        $  8.35
         Options granted                   7,193,868        $ 16.71
         Options exercised                (9,432,882)       $  5.33
         Options cancelled                (1,834,083)       $  9.08
                                        --------------

      Outstanding January 31, 1996        43,866,071        $ 10.02
         Options granted                   7,619,780        $ 18.98
         Options exercised                (9,495,058)       $  5.63
         Options cancelled                (1,604,747)       $ 15.08
                                        --------------

      Outstanding January 31, 1997        40,386,046        $ 12.81
                                        ==============

                     CUC International Inc. and Subsidiaries

Note F--Shareholders' Equity (continued)

As of January 31, 1997, 1996 and 1995, there were options exercisable of 11,818,528, 12,193,065 and 10,610,540, respectively. Outstanding options at January 31, 1997 had exercise prices ranging from $0.01 to $35.07. The weighted-average value of options granted during fiscal 1997 and 1996 was $7.51 and $6.69, respectively.

The following table summarizes information concerning outstanding and exercisable options as of January 31, 1997:

                                    Options Outstanding                       Options Exercisable
------------------------------------------------------------------------------------------------------
                                      Weighted-Average
                                         Remaining
    Range of            Number          Contractual    Weighted-Average     Number    Weighted-Average
 Exercise Prices      Outstanding     Life (in years)  Exercise Price    Exercisable   Exercise Price
------------------------------------------------------------------------------------------------------
 $ 0.01 -$10.00        11,234,664          5.54            $ 5.10         7,424,541       $  4.71
 $10.01 -$20.00        21,877,942          7.76            $13.47         3,881,386        $12.91
 $20.01 -$30.00         6,989,851          9.26            $22.56           286,257        $25.54
 $30.01 -$40.00           283,589          7.43            $31.64           226,344        $31.37
                   -----------------------------------------------------------------------------------
                       40,386,046          7.41            $12.91        11,818,528       $  8.40
                   ===================================================================================

The Company has reserved 11,390,625 shares of Common Stock for issuance in connection with its 1989 Restricted Stock Plan. As of January 31, 1997, 10,494,423 shares of restricted Common Stock had been granted under this plan. During fiscal 1997, 720,000 shares of restricted Common Stock were granted under the plan and 645,000 shares of restricted Common Stock were granted other than under the plan. The aggregate fair value on the date of grant of such restricted Common Stock was $30.5 million, which amount was deducted from shareholders' equity and is being amortized over the vesting period of 10 years.

The Company has reserved 1,125,000 shares of Common Stock in connection with its 1994 Employee Stock Purchase Plan, which enables employees to purchase shares of Common Stock from the Company at 90% of the fair market value on the fifteenth day following the last day of each calendar quarter, in an amount up to 25% of the employees' year-to-date earnings.

The following summarizes shares of Common Stock reserved for issuance as of January 31, 1997:

         Conversion of Notes                       3,146,720
         Exercise of outstanding Warrants            600,000
         Stock Options outstanding                40,386,046
         Stock Options not yet granted             8,357,529
         Restricted stock plan not yet granted       896,202
         Stock purchase plan not yet purchased       847,276
                                                  ----------
                                                  54,233,773
                                                  ==========

                     CUC International Inc. and Subsidiaries

Note G--Income Taxes

The components of income before income taxes for the years ended January 31 are as follows (in thousands):

                                        1997        1996        1995
                                     ----------------------------------
Domestic                              $237,567    $210,211    $238,219
Foreign                                 38,674      25,101      18,712
                                     ==================================
                                      $276,241    $235,312    $256,931
                                     ==================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of January 31 are as follows (in thousands):

                                                                1997      1996
                                                              ------------------
Deferred tax assets:
  Deferred membership income and acquisition costs, net       $ 15,931   $18,421
  Other accrued liabilities                                     34,908    10,836
  Recapitalization expenses                                       --       1,181
  Merger and litigation expenses                                27,169      --
  Compensatory stock options                                     3,984       972
  Net operating loss carryforwards                               1,347     1,347
  Relocation expenses                                            3,630     3,439
  Amortization                                                   1,627      --
  All other                                                     13,099     9,060
                                                              --------   -------
Total deferred tax assets                                      101,695    45,256

Deferred tax liabilities:
  Insurance retention refund                                    22,612    19,546
  Depreciation                                                   7,897     7,195
  All other                                                      9,447     6,569
                                                              ------------------
Total deferred tax liabilities                                  39,956    33,310
                                                              ------------------
Net deferred tax assets                                       $ 61,739   $11,946
                                                              ==================

The provision (benefit) for income taxes consists of the following for the years ended January 31 (in thousands):

                                         1997            1996            1995
                                      -----------------------------------------
Current:
  Federal                             $ 127,075        $ 72,665        $ 83,333
  State                                  11,880           9,820          10,351
  Foreign                                 9,157           7,606           5,178
                                      -----------------------------------------
                                        148,112          90,091          98,862
Deferred:
  Federal                               (33,515)            493          (5,544)
  State                                  (2,839)           (447)            791
  Foreign                                   384             200             765
                                      -----------------------------------------
                                        (35,970)            246          (3,988)
                                      -----------------------------------------
Total provision                       $ 112,142        $ 90,337        $ 94,874
                                      =========================================

                     CUC International Inc. and Subsidiaries

Note G--Income Taxes (continued)

A reconciliation of the provision for income taxes at the Federal statutory rate to the Company's consolidated tax provision follows for the years ended January 31 (in thousands):

                                                   1997       1996       1995
                                                -------------------------------
Income tax at statutory rate (35%)              $  96,684   $ 81,778   $ 89,926
State income taxes, net of Federal benefit          5,525      7,334      6,769
Foreign taxes differential                            948        825      1,352
Tax exempt interest                                (1,761)      --       (2,613)
Amortization of excess costs                        4,200      4,627      2,237
Technology under development                         --         --        1,381
Nonconsolidated losses                               --         --         (849)
Merger costs                                        9,998       --         --
Other, net                                         (3,452)    (4,227)    (3,329)
                                                -------------------------------
                                                $ 112,142   $ 90,337   $ 94,874
                                                ===============================

Income tax payments amounted to $29.0 million, $56.3 million and $55.3 million for the years ended January 31, 1997, 1996 and 1995, respectively.

Note H--Transactions with Related Parties

Ideon

Until his resignation as Chief Executive Officer and a director of SafeCard Services, Incorporated ("SafeCard"), a subsidiary of Ideon, on December 19, 1992, Steven J. Halmos, SafeCard's co-founder, provided his services to SafeCard through High Plains Capital Corporation ("HPCC"), a company owned by himself and his brother, Peter Halmos, SafeCard's other co-founder. After that date, Steven
J. Halmos, acting in the capacity of an Advisor on Marketing and Operational Strategy, provided services directly to SafeCard pursuant to a written agreement (as amended and restated as of April 1, 1993, the "Steven J. Halmos Agreement"). On May 26, 1994, SafeCard reached a settlement with Steven J. Halmos to terminate the Steven J. Halmos Agreement and various other agreements between SafeCard and Mr. Halmos that provided for payments to Mr. Halmos of $2 million a year through March 31, 1998. The settlement, which arose in connection with Ideon's management restructuring in April 1994 and a resulting decision to cease using Mr. Halmos' services, resulted in a $4.4 million cash payment to Mr. Halmos and charge to fiscal 1995 earnings. Subsequent to his termination Mr. Halmos exercised options to purchase 3.9 million shares of Ideon's common stock (approximately 2.3 million equivalent shares of Common Stock). Shareholders' equity increased $37.8 million resulting from the exercise of such options and the related tax benefit.

In September 1994, Ideon acquired Wright Express. Ideon's former Chairman and Chief Executive Officer, Paul G. Kahn, was a director of Wright Express prior to its acquisition by Ideon. During negotiations between Ideon and Wright Express, Mr. Kahn did not attend any meetings or participate in any discussions of the Board of Directors of Wright Express and abstained from voting on the acquisition by Ideon's Board of Directors.

                     CUC International Inc. and Subsidiaries

Note H--Transactions with Related Parties (continued)

SafeCard markets its CreditLine product pursuant to an agreement (as amended, the "CreditLine Agreement") with CreditLine Corporation ("CLC"), a corporation owned by Steven J. Halmos and Peter Halmos, and their families. The CreditLine Agreement grants SafeCard an exclusive license to market CreditLine through certain credit card issuers (including all issuers with which SafeCard has contractual relationships) and provides that profits and losses, if any, are shared equally between CLC and SafeCard. The CreditLine Agreement is the subject of litigation as described in Note I.

Sierra

In July 1996, the Company acquired Sierra. The Company's Chairman and Chief Executive Officer, Walter A. Forbes, was a director of Sierra prior to its acquisition by the Company (the "Sierra Merger"). During negotiations between the Company and Sierra, Mr. Forbes did not participate in any meetings or deliberations of Sierra's Board of Directors with respect to the Sierra Merger and abstained from the vote of the Board of Directors of the Company to approve the Sierra Merger agreement.

Note I--Commitments and Contingencies

Rental expense under operating leases amounted to $39.6 million, $37.6 million and $27.7 million for the years ended January 31, 1997, 1996 and 1995, respectively. These leases provide for normal escalation charges in addition to the base rental. At January 31, 1997, the minimum rental commitments under non-cancelable operating leases with initial or remaining terms of more than one year aggregated $176.7 million ($38.3 million for 1998, $31.7 million for 1999, $25.7 million for 2000, $19.7 million for 2001, $14.8 million for 2002 and $46.5 million thereafter).

The Company has a Savings Incentive Plan ("Savings Plan") for all eligible employees which qualifies as a 401(k) plan. The Savings Plan provides that a participant may contribute up to 15% of his or her annual salary, subject to limitations, while the Company will contribute up to $61 per pay period for the first $92 contributed by a participant. Davidson's 401(k) plan covers eligible employees who elect to participate and Davidson has the discretion to make contributions to this plan, which vest based on length of service. The Company's contributions to the Savings Plan and Davidson's contributions to its 401(k) plan for fiscal 1997, 1996 and 1995 aggregated $5.6 million, $4.1 million and $3.2 million, respectively.

Ideon

At January 31, 1997, Ideon was defending or prosecuting claims in fifteen complex lawsuits, twelve of which involved Peter Halmos, former Chairman of the Board and Executive Management Consultant to SafeCard, and various parties related to him as adversaries. Peter Halmos is also a plaintiff in three other lawsuits, one against a former officer, one against a director of Ideon and one against SafeCard's outside counsel, in which neither SafeCard nor Ideon have been named as defendant. The fifteen cases in which Ideon or its subsidiaries is a party to are as follows:

                     CUC International Inc. and Subsidiaries

Note I--Commitments and Contingencies (continued)

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

                     CUC International Inc. and Subsidiaries

Note I--Commitments and Contingencies (continued)

A suit seeking monetary damages by Peter Halmos, as trustee for the Peter A. Halmos revocable trust dated January 24, 1990 and the Halmos Foundation, Inc. individually and certain other named parties on behalf of themselves and all others similarly situated against SafeCard, one of its officers, one of its former officers and three of Ideon's directors in the United States District Court for the Southern District of Florida in December 1994. This litigation involves claims by a putative class of sellers of SafeCard Stock for the period January 11, 1993 through December 8, 1994 for alleged violations of the federal and states securities laws in connection with alleged improprieties in SafeCards' investor relations program. The complaint also includes individual claims made by Peter Halmos in connection with the sale of stock by two trusts controlled by him. SafeCard and the individual defendants have filed a motion to dismiss. There has been limited discovery on class certification and identification of "John Doe" defendant issues. Ideon filed its opposition to the pending motion for class certification on December 11, 1995. Plaintiffs' reply was filed March 19, 1996. On September 9, 1996, the Court entered an order abating the action until December 9, 1996 to permit the parties to engage in settlement negotiations. The parties filed a joint status report on December 10, 1996 requesting an order abating the action until January 24, 1997 to permit further settlement discussions. On February 11, 1997, the Court entered an order abating the stay and setting the case for trial beginning September 2, 1997.

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

A suit seeking monetary damages and declaratory relief by Peter Halmos, individually and as trustee for the Peter A. Halmos revocable trust dated January 24, 1990 and by James B. Chambers, individually and on behalf of himself and all others similarly situated against Ideon, SafeCard, each of the members of Ideon's Board of Directors, three non-board member officers of Ideon, Ideon's previous outside auditor and one of Ideon's outside counsel in the United States District Court for the Southern District of Florida in June 1995. The litigation involves claims by a putative class of purchasers of Ideon stock between December 14, 1994 and May 25, 1995 and on behalf of a separate class of all record holders of SafeCard stock as of April 27, 1995. The putative class claims are for alleged violations of the federal securities laws, for alleged breach of fiduciary duty and alleged negligence in connection with certain matters voted on at the Annual Meeting of SafeCard stockholders held on April 27, 1995. Ideon and the individual defendants have filed a motion to dismiss these claims. There has been limited discovery on class certification issues. Ideon filed its opposition to the pending motion for class certification on December 11, 1995. Plaintiffs' reply was filed March 19, 1996. On September 9, 1996, the Court entered an order abating the action until December 9, 1996 to permit the parties to engage in settlement negotiations. On December 5, 1996, plaintiffs filed a motion for leave to file an amended complaint, name additional parties (previously named as "John Does") and include additional legal claims. The amended complaint is a purported buyer and class action under the securities and racketeering laws alleging Ideon and others engaged in a stock manipulation scheme to artificially inflate the price of SafeCard/Ideon stock between January 1993 and December 1995. On February 11, 1997, the Court entered an order abating the stay and setting this case for trial beginning on September 2, 1997. On February 27, 1997, the Company filed a response in opposition to plaintiffs' motion for leave to file an amended complaint.

                     CUC International Inc. and Subsidiaries

Note I--Commitments and Contingencies (continued)

A purported shareholder derivative action initiated by Michael P. Pisano, on behalf of himself and other stockholders of SafeCard and Ideon against SafeCard, Ideon, two of their officers, and Ideon's directors in United States District Court, Southern District of Florida. This litigation involves claims that the officers and directors of SafeCard have improperly refused to accede Peter Halmos' litigation and indemnification demands against Ideon. Ideon and the individual defendants have filed motions to dismiss the first amended complaint. On September 29, 1995, Pisano filed a second amended complaint which made additional allegations of waste and mismanagement against Ideon's officers and directors in connection with the Family Protection Network and PGA Tour Partner products. On December 26, 1995, Ideon filed motions to dismiss the Second Amended Complaint. On June 4 and June 19, 1996, orders were entered dismissing plaintiff's claims with prejudice for failure to join an indispensable party, Peter Halmos. On June 27, 1996, plaintiff filed a notice of appeal. Plaintiff filed initial and reply briefs and Ideon filed an answer brief. Oral agreement on the appeal is scheduled for April 10, 1997.

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

A declaratory judgment action by Ideon and its directors against Peter Halmos in Delaware Chancery Court, New Castle County. This action seeks a declaration regarding Ideon's advance indemnification obligations, if any, to Peter Halmos in connection with his many lawsuits. Halmos filed a motion to dismiss on jurisdictional grounds on November 17, 1995. Ideon filed a brief in opposition and an amended complaint on February 14, 1996. On April 22, 1996, Halmos filed an answer and amended counterclaims in which High Plains Capital Corporation ("High Plains") and Halmos Trading & Investment Company ("Halmos Trading") were added as additional parties. The amended counterclaims seek advancement and/or indemnification for Halmos, High Plains and Halmos Trading for certain litigations and an IRS investigation. The amended counterclaims also seek recovery against individual defendant directors based on allegations they willfully and unjustly denied Halmos indemnification and/or advancement. Ideon filed an answer and affirmative defenses to the amended counterclaims on May 6, 1996.

A suit by High Plains against Ideon, SafeCard, two of its directors and The Dilenschneider Group, Inc. in Circuit Court in Palm Beach County, Florida. This litigation involves claims by High Plains for certain incentive compensation arising out of Halmos' affiliation with SafeCard. The complaint includes claims for breach of written agreements regarding additional services and expenses, an alternative claim for quantum merit based on written agreement and a count for tortious interference with advantageous business relationship. Ideon filed a motion for final summary judgment. Discovery has been stayed pending a ruling on this motion.

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

                     CUC International Inc. and Subsidiaries

Note I--Commitments and Contingencies (continued)

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

A suit by Lois Hekker on behalf of herself and all others similarly situated seeking monetary damages against Ideon and its former Chief Executive Officer in the United States District Court for the Middle District of Florida on July 28, 1995. The litigation involves claims by a putative class of purchasers of Ideon stock for the period April 25, 1995 through May 25, 1995 for alleged violation of the federal securities laws in connection with statements made about Ideon's business and financial performance. Defendants filed a motion to dismiss on October 2, 1995. On January 3, 1996, the court stayed all merits discovery pending rulings on the motion to dismiss and on the plaintiff's motion for class certification. On August 19, 1996, the court denied the Company's motion to dismiss. The Company filed its answer on September 30, 1996.

A suit by First Capital Partners, Thomas F. Frist III and Patricia F. Elcan against Ideon and two of its employees in the United States District Court for the Southern District of New York. The litigation involves claims against Ideon, its former CEO and its Vice President of Investor Relations for alleged material misrepresentations and omissions in connection with announcements relating to Ideon's expected earnings per share in 1995 and its new product sales, which included the PGA Tour Card Program, Family Protection Network and Collections of the Vatican Museums. On July 15, 1996, Ideon filed a motion to dismiss. The Company withdrew its motion to dismiss and answered the complaint on December 5, 1996.

As noted in Note B, the Company established a reserve upon the consummation of the Ideon Merger related, in part, to these litigation matters. The Company is also involved in certain other claims and litigation arising in the ordinary course of business, which are not considered material to the financial position, operations or cash flows of the Company.

Note J--Costs Related to Products Abandoned and Restructuring - Ideon

Included in costs related to products abandoned and restructuring in the Consolidated Statement of Income for the year ended January 31, 1996, were special charges totaling $43.8 million, net of recoveries, related to the abandonment of certain new product developmental efforts and the related impairment of certain assets and the restructuring of the SafeCard division of Ideon and the Ideon corporate infrastructure as discussed below. The original charge of $45.0 million was composed of accrued liabilities of $36.2 million and asset impairments of $8.8 million. In December 1995 Ideon recovered $1.2 million of a $3.9 million deposit included in the above charges. Also included in costs related to products abandoned and restructuring are marketing and operational costs incurred for products abandoned of $53.2 million. During the year ended January 31, 1997, all remaining amounts that had been previously accrued were paid.

                     CUC International Inc. and Subsidiaries

Note J--Costs Related to Products Abandoned and Restructuring - Ideon
(continued)

During fiscal 1996, the following costs related to products abandoned and restructuring were incurred. In early 1995, Ideon launched an expanded PGA TOUR Partners program that provided various benefits to members. Consumer response rates after the launch were significantly less than Ideon management's expectations, the product as configured was deemed not economically viable and a charge of $18 million was incurred associated with the abandonment of the product marketing including employee severance payments (approximately 130 employees), costs to terminate equipment and facilities leases, costs for contract impairments and write-downs taken for asset impairments. In September 1995, after a period of product redesign and test marketing, Ideon discontinued its PGA TOUR Partners credit card servicing role and recorded a charge of $3.6 million for costs associated with the abandonment of this role, including employee severance payments (approximately 60 employees), costs to terminate equipment and facilities leases and the recognition of certain commitments. In April 1995, Ideon launched a nationwide child registration and missing child search program. Consumer response rates after the launch were significantly less than Ideon management's expectations and a charge of $9 million was incurred to cover severance payments (approximately 100 employees), costs to terminate equipment and facilities leases and write-down taken for asset impairments. As a result of the discontinuance of these products, Ideon undertook an overall restructuring of its operations and incurred charges of $7.2 million to terminate operating leases and write-down assets to realizable value, $3.0 million for restructuring its SafeCard division and $4.2 million for restructuring its corporate infrastructure.

During fiscal 1995, costs related to products abandoned and restructuring were incurred when Ideon reorganized its operations and named a new senior management team, resulting in $7.9 million of charges for various severance agreements and a lease termination.

Note K--Sale of The ImagiNation Network - Sierra

The operating activities of The ImagiNation Network, Inc. ("INN") were consolidated with those of Sierra through July 26, 1993. On July 27, 1993, Sierra sold 42% of INN's voting stock and reduced its ownership interest to 58% and reduced its voting control such that Sierra recorded its liquidation preference in excess of recorded book value as shareholders' equity.

In December 1994, Sierra sold its remaining equity interest in INN to AT&T and recorded a gain of $19.7 million. Sierra also entered into a multi-year publishing agreement with AT&T to provide content for INN. The publishing agreement provides for AT&T to fund up to $4 million of Sierra's development expenditures under an existing publishing agreement and up to $23 million of Sierra's development expenditures, subject to certain limitations, through non-refundable royalty advances. The non-refundable royalty advances are reflected net of research and development expense.

                     CUC International Inc. and Subsidiaries

Note L--Business Segments

Business segment data consists of the following at or for the years ended January 31 (in thousands):

                                          1997           1996          1995
                                      ------------------------------------------
      Revenues:
        Membership services            $1,972,430     $1,643,242    $1,363,561
        Software                          375,225        291,990       191,050
                                      ------------------------------------------
                                       $2,347,655     $1,935,232    $1,554,611
                                      ==========================================
      Operating Profit:
        Membership services            $  245,453    $   184,699    $  218,145
        Software                           21,239         40,928        30,849
                                      ------------------------------------------
                                       $  266,692     $  225,627    $  248,994
                                      ==========================================
      Identifiable Assets:
        Membership services            $2,268,604     $1,803,577    $1,566,186
        Software                          204,768        264,619       205,936
                                      ------------------------------------------
                                       $2,473,372     $2,068,196    $1,772,122
                                      ==========================================
      Capital Expenditures:
        Membership services           $    34,312    $    53,048   $    29,809
        Software                           25,353         10,100         9,752
                                      ------------------------------------------
                                      $    59,665    $    63,148   $    39,561
                                      ==========================================
      Depreciation and Amortization:
        Membership services           $    49,450    $    40,358   $    27,683
        Software                            9,208          9,378        15,780
                                      ------------------------------------------
                                      $    58,658    $    49,736   $    43,463
                                      ==========================================

Operating profit consists of revenues less operating expenses excluding interest income, net and includes merger, integration, restructuring and litigation charges of $131.3 million and $48.6 million for membership services and software, respectively, for the fiscal year ended January 31, 1997 (see Note B). Fiscal 1996 membership services includes $97.0 million of costs related to Ideon products abandoned and restructuring. Fiscal 1995 includes $7.9 million of costs related to Ideon products abandoned and restructuring and a $17.7 million gain on sale of INN, net for membership services and software, respectively (see Notes J and K).

Note M--Subsequent Event

On February 11, 1997, the Company issued $550 million in principal amount of 3% convertible subordinated notes (the "3% Notes") due February 15, 2002. Interest on the 3% Notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 1997. Each $1,000 principal amount of 3% Notes is convertible into 32.6531 shares of Common Stock subject to adjustment in certain events. The 3% Notes may be redeemed at the option of the Company at any time on or after February 15, 2000, in whole or in part, at the redemption prices (as defined in the Indenture governing the 3% Notes) plus accrued interest to the redemption date. The 3% Notes will be subordinated in right of payment to all existing and future Senior Debt (as defined in the Indenture governing the 3% Notes) of the Company. Issuance costs are being amortized on a straight-line basis over five years.

                         CUC International Inc. and Subsidiaries

Note N--Quarterly Results of Operations (unaudited)

(Dollar amounts in thousands, except per common share amounts)

The quarterly results of operations have been restated to reflect the poolings-of-interests transactions with the Fiscal 1997 Pooled Entities discussed in Note B.

                                        First     Second       Third     Fourth
                                       Quarter    Quarter     Quarter    Quarter
                                      ------------------------------------------

Fiscal 1997
  Total revenues                      $515,479   $555,744    $602,203   $674,229
  Income (loss) before income taxes     84,124     77,217     (31,829)   146,729
  Net income (loss)                     52,121     40,461     (18,009)    89,526
  Net income (loss) per common share       .13        .10        (.04)       .22

Fiscal 1996
  Total revenues                      $430,659   $466,048    $492,556   $545,969
  Income (loss) before income taxes     62,270     (1,756)     71,989    102,809
  Net income (loss)                     38,304     (2,368)     43,399     65,640
  Net income (loss) per common share       .15       (.01)        .16        .25

The second quarter of fiscal 1997 includes $28.6 million ($25.1 million or $.06 per common share after-tax effect) of merger costs related to the completion of the Davidson and Sierra acquisitions. The third quarter of fiscal 1997 includes $147.2 million ($89.6 million or $.22 per common share after-tax effect) of merger costs principally related to the completion of the Ideon acquisition. The fourth quarter of fiscal 1997 includes $4.1 million which primarily represents investment banking fees directly related to the acquisitions of Plextel and KA.

The fourth quarter of fiscal 1996 includes $5.2 million ($4.2 million or $.01 per common share after-tax effect) of merger costs incurred in connection with the acquisition of Advance Ross. The first, second, third and fourth quarters of fiscal 1996 include $8.1 million, $73.1 million, $16.4 million and ($.6 million), respectively, of Ideon's costs related to products abandoned and restructuring.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Company's Proxy Statement under the section titled "Executive Compensation and Other Information - Certain Relationships and Related Transactions" is incorporated herein by reference in response to this item.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a) (1) The following consolidated financial statements of CUC International Inc. are filed under "Item 8. Financial Statements and Supplementary Data":

         Consolidated balance sheets--January 31, 1997 and 1996

         Consolidated statements of income--Years ended January 31, 1997, 1996 and 1995

         Consolidated statements of shareholders' equity--Years ended January 31, 1997, 1996 and 1995

         Consolidated statements of cash flows--Years ended January 31, 1997, 1996 and 1995

         Notes to consolidated financial statements

(a) (2)
and (d) The following consolidated financial statement schedule of CUC International Inc. is included in Item 14(d):

         Schedule II--Valuation and qualifying accounts--Years ended January 31, 1997, 1996 and 1995

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)      Reports on Form 8-K

         (1) Current Report on Form 8-K, filed on January 22, 1997, reporting an
             Item 5 ("Other Events") event.

         (2) Current Report on Form 8-K, filed on January 31, 1997, reporting an
             Item 5 ("Other Events") event.

(a) (3)
and (c)  Exhibits:

Exhibit No.                                Description
-----------                                -----------

     3.1 Amended and Restated Certificate of Incorporation of the Company, as filed June 5, 1996 (filed as Exhibit 3.1 to Company's Form 10-Q for the period ended April 30, 1996).*

     3.2 By-Laws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement, No. 33-44453, on Form S-4 dated December 19, 1991).*

     4.1 Form of Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement, No. 33-44453, on Form S-4 dated December 19, 1991).*

     4.2 Indenture dated as of February 11, 1997, between CUC International Inc. and Marine Midland Bank, as trustee (filed as
               Exhibit 4(a) to the Company's Report on Form 8-K filed February 13, 1997).*

Exhibit No.                                Description
-----------                                -----------

 10.1-10.22    Management Contracts, Compensatory Plans and Arrangements

     10.1 Agreement with E. Kirk Shelton, dated as of May 15, 1996 (filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended July 31, 1996.)*

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

     10.5 Amendment to Agreement with Cosmo Corigliano, dated February 21, 1996 (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

     10.6      Amendment to Agreement with Cosmo Corigliano, dated January 1,
               1997.

     10.7      Agreement with Amy N. Lipton, dated February 1, 1996 (filed as
               Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

     10.8      Amendment to Agreement with Amy N. Lipton, dated January 1, 1997.

     10.9 Employment Agreement with Robert M. Davidson, dated July 24, 1996 (filed as Exhibit 10.7 to the Company's Form 10-Q for the period ended July 31, 1996).*

     10.10 Employment Agreement with Janice G. Davidson, dated July 24, 1996 (filed as Exhibit 10.8 to the Company's Form 10-Q for the period ended July 31, 1996).*

     10.11 Non-Competition Agreement with Robert M. Davidson, dated July 24, 1996 (filed as Exhibit 10.9 to the Company's Form 10-Q for the period ended July 31, 1996).*

     10.12 Non-Competition Agreement with Janice G. Davidson, dated July 24, 1996 (filed as Exhibit 10.10 to the Company's Form 10-Q for the period ended July 31, 1996).*

     10.13 Employment Agreement with Kenneth A. Williams, dated July 24, 1996 (filed as Exhibit 10.11 to the Company's Form 10-Q for the period ended July 31, 1996).*

     10.14 Non-Competition Agreement with Kenneth A. Williams, dated July 24, 1996 (filed as Exhibit 10.12 to the Company's Form 10-Q for the period ended July 31, 1996).*

     10.15 Form of Employee Stock Option under the 1987 Stock Option Plan, as amended (filed as Exhibit 10.13 to the Company's Form 10-Q for the period ended October 31, 1996).*.

     10.16 Form of Director Stock Option for 1990 and 1992 Directors Stock Option Plans (filed as Exhibit 10.4 to the Company's Annual Report for the fiscal year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

Exhibit No.                                Description
-----------                                -----------

     10.17 Form of Director Stock Option for 1994 Directors Stock Option Plan, as amended (filed as Exhibit 10.15 to the Company's Form 10-Q for the period ended October 31, 1996).*

     10.18 1987 Stock Option Plan, as amended (filed as Exhibit 10.16 to the Company's Form 10-Q for the period ended October 31, 1996).*

     10.19     1990 Directors Stock Option Plan, as amended (filed as Exhibit
               10.17 to the Company's Form 10-Q for the period ended October 31,
               1996).*

     10.20     1992 Directors Stock Option Plan, as amended (filed as Exhibit
               10.18 to the Company's Form 10-Q for the period ended October 31,
               1996).*

     10.21     1994 Directors Stock Option Plan, as amended (filed as Exhibit
               10.19 to the Company's Form 10-Q for the period ended October 31,
               1996).*

     10.22 Restricted Stock Plan and Form of Restricted Stock Plan Agreement (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

     10.23 Credit Agreement, dated as of March 26, 1996, among: CUC International Inc.; the Banks signatory thereto; The Chase Manhattan Bank, N.A., Bank of Montreal, Morgan Guaranty Trust Company of New York, and The Sakura Bank, Limited as Co-Agents; and The Chase Manhattan Bank, N.A. as Administrative Agent (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

     10.24 Agreement and Plan of Merger, dated October 17, 1995, among CUC International Inc., Retreat Acquisition Corporation and Advance Ross Corporation (filed as Exhibit 2 to the Company's Registration Statement on Form S-4, Registration No. 33-64801, filed on December 7, 1995).*

     10.25 Agreement and Plan of Merger, dated as of February 19, 1996, by and among Davidson & Associates, Inc., CUC International Inc. and Stealth Acquisition I Corp. (filed as Exhibit 2(a) to the Company's Report on Form 8-K filed March 12, 1996).*

     10.26 Amendment No. 1 dated as of July 24, 1996, among Davidson & Associates, Inc., CUC International Inc. and Stealth Acquisition I Corp. (filed as Exhibit 2.2 to the Company's Report on Form 8-K filed August 5, 1996).*

     10.27 Agreement and Plan of Merger, dated as of February 19, 1996, by and among Sierra On-Line, Inc., CUC International Inc. and Larry Acquisition Corp. (filed as Exhibit 2(b) to the Company's Report on Form 8-K filed March 12, 1996).*

     10.28 Amendment No. 1 dated as of March 27, 1996, among Sierra On-Line, Inc., CUC International Inc. and Larry Acquisition Corp. (filed as Exhibit 2.4 to the Company's Report on Form 8-K filed August 5, 1996).*

     10.29 Amendment No. 2 dated as of July 24, 1996, among Sierra On-Line, Inc., CUC International Inc. and Larry Acquisition Corp. (filed as Exhibit 2.5 to the Company's Report on Form 8-K filed August 5, 1996).*

Exhibit No.                                Description
-----------                                -----------

     10.30 Registration Rights Agreement dated July 24, 1996, among CUC International Inc. and the other parties signatory thereto (filed as Exhibit 10.1 to the Company's Report on Form 8-K filed August 5, 1996).*

     10.31 Agreement of Sale dated July 23, 1996, between Robert M. Davidson and Janice G. Davidson and CUC Real Estate Holdings, Inc. (filed as Exhibit 10.2 to the Company's Report on Form 8-K filed August 5, 1996).*

     10.32 Agreement and Plan of Merger, dated as of April 19, 1996, by and among Ideon Group, Inc., CUC International Inc. and IG Acquisition Corp. (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

     10.33 Form of U.S. Underwriting Agreement dated October 1996, among CUC International Inc., certain selling stockholders and the U.S. Underwriters (filed as Exhibit 1.1 (a) to the Company's Registration Statement on Form S-3, Registration No. 333-13537, filed on October 9, 1996).*

     10.34 Form of International Underwriting Agreement dated October 1996, among CUC International Inc., certain selling stockholders and the International Underwriters (filed as Exhibit 1.1 (b) to the Company's Registration Statement on Form S-3, Registration No. 333-13537, filed on October 9, 1996).*

     10.35 Registration Rights Agreement dated as of February 11, 1997, between CUC International Inc. and Goldman, Sachs & Co. (for itself and on behalf of the other purchasers party thereto) (filed as Exhibit 4(b) to the Company's Report on Form 8-K filed February 13, 1997).*

     11        Statement Re: Computation of Per Share Earnings.

     21        Subsidiaries of the Company.

     23.1      Consent of Ernst & Young LLP.

     23.2      Consent of Deloitte & Touche LLP.

     23.3      Consent of KPMG Peat Marwick LLP.

     23.4      Consent of Price Waterhouse LLP.

     27        Financial Data Schedule.

* Incorporated by reference

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CUC International Inc.
                                -------------------------------------
                                            (Registrant)


                            By          /s/ Walter A. Forbes
                                -------------------------------------
                                          Walter A. Forbes
                                    Chief Executive Officer and
                                 Chairman of the Board of Directors

                                        Date: April 28, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    Signature                      Title                          Date
    ---------                      -----                          ----


by  /s/ Walter A. Forbes           Chief Executive Officer and
    ---------------------------    Chairman of the Board
    (Walter A. Forbes)             (Principal Executive Officer)  April 28, 1997



by  /s/ Cosmo Corigliano           Senior Vice President and
    ---------------------------    Chief Financial Officer
    (Cosmo Corigliano)             (Principal Financial and       April 28, 1997
                                   Accounting Officer)



by  /s/ Bartlett Burnap            Director                       April 28, 1997
    ---------------------------
    (Bartlett Burnap)


by  /s/ T. Barnes Donnelley        Director                       April 28, 1997
    ---------------------------
    (T. Barnes Donnelley)


by  /s/ Stephen A. Greyser         Director                       April 28, 1997
    ---------------------------
    (Stephen A. Greyser)


by  /s/ Christopher K. McLeod      Director                       April 28, 1997
    ---------------------------
    (Christopher K. McLeod)


by  /s/ Burton C. Perfit           Director                       April 28, 1997
    ---------------------------
    (Burton C. Perfit)


by  /s/ Robert P. Rittereiser      Director                       April 28, 1997
    ---------------------------
    (Robert P. Rittereiser)

    Signature                       Title                        Date
    ---------                       -----                        ----


by  /s/ Stanley M. Rumbough, Jr.    Director                     April 28, 1997
    ---------------------------
    (Stanley M. Rumbough, Jr.)


by  /s/ E. Kirk Shelton             Director                     April 28, 1997
    ---------------------------
    (E. Kirk Shelton)


by  /s/ Kenneth A. Williams         Director                     April 28, 1997
    ---------------------------
    (Kenneth A. Williams)

                     CUC International Inc. and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts


----------------------------------------------------------------------------------------------------------------------
             Column A                 Column B                Column C                  Column D         Column E
----------------------------------------------------------------------------------------------------------------------
                                                             Additions
                                                    -----------------------------
                                     Balance at        Charged       Charged to
                                     Beginning       to Costs      Other Accounts      Deductions       Balance at
            Description              of Period      and Expenses     --Describe        --Describe      End of Period
----------------------------------------------------------------------------------------------------------------------
Year ended January 31, 1997:

Allowance for doubtful accounts     $39,051,000     $117,854,000  $   7,961,000 (A)  $109,641,000 (B)  $55,225,000 (E)


Allowance for membership
  cancellations                      36,983,000                     398,750,000 (C)   401,195,000 (D)   34,538,000 (F)


Year ended January 31, 1996:

Allowance for doubtful accounts      24,113,000       55,155,000        195,000 (A)    40,412,000 (B)   39,051,000 (E)

Allowance for membership
  cancellations                      36,609,000 (G)                 376,180,000 (C)   375,806,000 (D)   36,983,000 (F)


Year ended January 31, 1995:

Allowance for doubtful accounts      12,940,000       46,273,000      1,260,000 (A)    36,360,000 (B)   24,113,000 (E)

Allowance for membership
  cancellations                      33,246,000                     355,496,000 (C)   353,674,000 (D)   35,068,000 (F)



(A)  Pre-acquisition balance of subsidiary purchased during fiscal year
(B)  Uncollectible accounts written off
(C)  Charged to balance sheet account "Deferred Membership Income"
(D)  Charges for refunds upon membership cancellations
(E)  Deducted from balance sheet account "Receivables"
(F)  Included in accrued expenses
(G) Includes activity related to the Ideon Transition Period of $9,327,000 charged to other accounts and $7,786,000 of deductions.

                                INDEX TO EXHIBITS

Exhibit No.                          Description                            Page
-----------                          -----------                            ----

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

     4.1 Form of Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement, No. 33-44453, on Form S-4 dated December 19, 1991).*

     4.2 Indenture dated as of February 11, 1997, between CUC International Inc. and Marine Midland Bank, as trustee (filed as
               Exhibit 4(a) to the Company's Report on Form 8-K filed February 13, 1997).*

 10.1-10.22    Management Contracts, Compensatory Plans and Arrangements

     10.1 Agreement with E. Kirk Shelton, dated as of May 15, 1996 (filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended July 31, 1996.)*

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

     10.5 Amendment to Agreement with Cosmo Corigliano, dated February 21, 1996 (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

     10.6      Amendment to Agreement with Cosmo Corigliano, dated January 1,
               1997.

     10.7      Agreement with Amy N. Lipton, dated February 1, 1996 (filed as
               Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

     10.8      Amendment to Agreement with Amy N. Lipton, dated January 1, 1997.

Exhibit No.                          Description                            Page
-----------                          -----------                            ----

     10.9 Employment Agreement with Robert M. Davidson, dated July 24, 1996 (filed as Exhibit 10.7 to the Company's Form 10-Q for the period ended July 31, 1996).*

     10.10 Employment Agreement with Janice G. Davidson, dated July 24, 1996 (filed as Exhibit 10.8 to the Company's Form 10-Q for the period ended July 31, 1996).*

     10.11 Non-Competition Agreement with Robert M. Davidson, dated July 24, 1996 (filed as Exhibit 10.9 to the Company's Form 10-Q for the period ended July 31, 1996).*

     10.12 Non-Competition Agreement with Janice G. Davidson, dated July 24, 1996 (filed as Exhibit 10.10 to the Company's Form 10-Q for the period ended July 31, 1996).*

     10.13 Employment Agreement with Kenneth A. Williams, dated July 24, 1996 (filed as Exhibit 10.11 to the Company's Form 10-Q for the period ended July 31, 1996).*

     10.14 Non-Competition Agreement with Kenneth A. Williams, dated July 24, 1996 (filed as Exhibit 10.12 to the Company's Form 10-Q for the period ended July 31, 1996).*

     10.15 Form of Employee Stock Option under the 1987 Stock Option Plan, as amended (filed as Exhibit 10.13 to the Company's Form 10-Q for the period ended October 31, 1996).*

     10.16 Form of Director Stock Option for 1990 and 1992 Directors Stock Option Plans (filed as Exhibit 10.4 to the Company's Annual Report for the fiscal year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

     10.17 Form of Director Stock Option for 1994 Directors Stock Option Plan, as amended (filed as Exhibit 10.15 to the Company's Form 10-Q for the period ended October 31, 1996).*

     10.18 1987 Stock Option Plan, as amended (filed as Exhibit 10.16 to the Company's Form 10-Q for the period ended October 31, 1996).*

     10.19     1990 Directors Stock Option Plan, as amended (filed as Exhibit
               10.17 to the Company's Form 10-Q for the period ended October 31,
               1996).*

     10.20     1992 Directors Stock Option Plan, as amended (filed as Exhibit
               10.18 to the Company's Form 10-Q for the period ended October 31,
               1996).*

Exhibit No.                          Description                            Page
-----------                          -----------                            ----

     10.21     1994 Directors Stock Option Plan, as amended (filed as Exhibit
               10.19 to the Company's Form 10-Q for the period ended October 31,
               1996).*

     10.22 Restricted Stock Plan and Form of Restricted Stock Plan Agreement (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

     10.23 Credit Agreement, dated as of March 26, 1996, among: CUC International Inc.; the Banks signatory thereto; The Chase Manhattan Bank, N.A., Bank of Montreal, Morgan Guaranty Trust Company of New York, and The Sakura Bank, Limited as Co-Agents; and The Chase Manhattan Bank, N.A. as Administrative Agent (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

     10.24 Agreement and Plan of Merger, dated October 17, 1995, among CUC International Inc., Retreat Acquisition Corporation and Advance Ross Corporation (filed as Exhibit 2 to the Company's Registration Statement on Form S-4, Registration No. 33-64801, filed on December 7, 1995).*

     10.25 Agreement and Plan of Merger, dated as of February 19, 1996, by and among Davidson & Associates, Inc., CUC International Inc. and Stealth Acquisition I Corp. (filed as Exhibit 2(a) to the Company's Report on Form 8-K filed March 12, 1996).*

     10.26 Amendment No. 1 dated as of July 24, 1996, among Davidson & Associates, Inc., CUC International Inc. and Stealth Acquisition I Corp. (filed as Exhibit 2.2 to the Company's Report on Form 8-K filed August 5, 1996).*

     10.27 Agreement and Plan of Merger, dated as of February 19, 1996, by and among Sierra On-Line, Inc., CUC International Inc. and Larry Acquisition Corp. (filed as Exhibit 2(b) to the Company's Report on Form 8-K filed March 12, 1996).*

     10.28 Amendment No. 1 dated as of March 27, 1996, among Sierra On-Line, Inc., CUC International Inc. and Larry Acquisition Corp. (filed as Exhibit 2.4 to the Company's Report on Form 8-K filed August 5, 1996).*

     10.29 Amendment No. 2 dated as of July 24, 1996, among Sierra On-Line, Inc., CUC International Inc. and Larry Acquisition Corp. (filed as Exhibit 2.5 to the Company's Report on Form 8-K filed August 5, 1996).*

Exhibit No.                          Description                            Page
-----------                          -----------                            ----

     10.30 Registration Rights Agreement dated July 24, 1996, among CUC International Inc. and the other parties signatory thereto (filed as Exhibit 10.1 to the Company's Report on Form 8-K filed August 5, 1996).*

     10.31 Agreement of Sale dated July 23, 1996, between Robert M. Davidson and Janice G. Davidson and CUC Real Estate Holdings, Inc. (filed as Exhibit 10.2 to the Company's Report on Form 8-K filed August 5, 1996).*

     10.32 Agreement and Plan of Merger, dated as of April 19, 1996, by and among Ideon Group, Inc., CUC International Inc. and IG Acquisition Corp. (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

     10.33 Form of U.S. Underwriting Agreement dated October 1996, among CUC International Inc., certain selling stockholders and the U.S. Underwriters (filed as Exhibit 1.1 (a) to the Company's Registration Statement on Form S-3, Registration No. 333-13537, filed on October 9, 1996).*

     10.34 Form of International Underwriting Agreement dated October 1996, among CUC International Inc., certain selling stockholders and the International Underwriters (filed as Exhibit 1.1 (b) to the Company's Registration Statement on Form S-3, Registration No. 333-13537, filed on October 9, 1996).*

     10.35 Registration Rights Agreement dated as of February 11, 1997, between CUC International Inc. and Goldman, Sachs & Co. (for itself and on behalf of the other purchasers party thereto) (filed as Exhibit 4(b) to the Company's Report on Form 8-K filed February 13, 1997).*

     11        Statement Re: Computation of Per Share Earnings.

     21        Subsidiaries of the Company.

     23.1      Consent of Ernst & Young LLP.

     23.2      Consent of Deloitte & Touche LLP.

     23.3      Consent of KPMG Peat Marwick LLP.

     23.4      Consent of Price Waterhouse LLP.

     27        Financial Data Schedule.