Form 10-Q
period 1997-04-30
CUC INTERNATIONAL INC /DE/
filed 1997-06-16
CIK 723612

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                        FORM 10-Q


(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended April 30, 1997
                            or
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

            APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value - 409,578,344 shares as of May 30, 1997


                             INDEX
           CUC INTERNATIONAL INC. AND SUBSIDIARIES



PART I. FINANCIAL INFORMATION                                      PAGE


Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - April 30, 1997
and January 31, 1997.                                                 3
Condensed Consolidated Statements of Income - Three months
ended April 30, 1997 and 1996.                                        4
Condensed Consolidated Statements of Cash Flows -
Three months ended April 30, 1997 and 1996.                           5

Notes to Condensed Consolidated Financial Statements.                 6

Independent Accountants' Review Report.                              11


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                            16

Item 2. Changes in Securities                                        16

Item 4. Submission of Matters to a Vote of Security Holders          17

Item 6. Exhibits and Reports on Form 8-K                             18


SIGNATURES                                                           22

INDEX TO EXHIBITS                                                    23

PART I. FINANCIAL INFORMATION
CUC INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                 April 30,     January 31,
                                                   1997            1997
                                                (Unaudited)
Assets
Current Assets
     Cash and cash equivalents                   $812,164        $553,144
     Marketable securities                        356,831          69,139
     Receivables, net of allowances               593,253         578,630
     Prepaid membership materials                  36,299          37,579
     Prepaid expenses, deferred income
       taxes and other                            203,562         191,583
        Total Current Assets                    2,002,109       1,430,075

Membership solicitations in process                77,024          76,281
Deferred membership acquisition costs             383,418         401,564
Contract renewal rights and intangible
 assets - net of accumulated amortization of
 $132,301 and $126,013                            427,811         366,038
Properties, at cost, less accumulated
 depreciation of $136,649 and $132,090            155,699         145,620
Deferred income taxes and other                    54,625          53,794
                                               $3,100,686      $2,473,372
Liabilities and Shareholders' Equity
Current Liabilities
     Accounts payable and accrued expenses       $411,036        $405,388
     Federal and state income taxes                33,917          75,988
        Total Current Liabilities                 444,953         481,376

Deferred membership income                        697,594         702,359
Convertible debt - net of unamortized
  original issue discount of $7,996 and $488      565,979          23,487
Other                                               9,835          11,060

Contingencies (Note 5)

Shareholders' Equity
   Common stock-par value $.01 per share;
    authorized 600 million shares; issued
    415,182,522 shares and 409,011,654 shares       4,152           4,090
   Additional paid-in capital                     676,132         619,532
   Retained earnings                              799,858         722,354
   Treasury stock, at cost, 6,168,382
    shares and 6,136,757 shares                   (57,436)        (56,618)
    Other                                         (40,381)        (34,268)
Total Shareholders' Equity                      1,382,325       1,255,090
                                               $3,100,686      $2,473,372

See notes to condensed consolidated financial statements.




CUC INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)



                                                  Three Months Ended
                                                       April 30,
                                                 1997              1996
REVENUES
     Membership and service fees               $544,037          $455,006
     Software                                    80,634            60,473
Total Revenues                                  624,671           515,479

EXPENSES
     Operating                                  209,539           158,327
     Marketing                                  219,793           205,202
     General and administrative                  86,360            70,066
     Other interest income, net                  (8,689)           (2,240)
     Interest expense, 3% convertible notes       3,634
Total Expenses                                  510,637           431,355

INCOME BEFORE INCOME TAXES                      114,034            84,124

Provision for income taxes                       43,561            32,003

NET INCOME                                      $70,473           $52,121

Net Income Per Common Share                       $0.17             $0.13

Weighted Average Number of
Common and Dilutive Common
Equivalent Shares Outstanding                   434,006           396,665




See notes to condensed consolidated financial statements.







CUC INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
                                                     Three Months Ended
                                                         April 30,
                                                    1997           1996
OPERATING  ACTIVITIES:
Net income                                         $70,473        $52,121
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Membership acquisition costs                  (133,110)      (164,341)
    Amortization of membership
     acquisition costs                             151,256        160,366
    Deferred membership income                      (4,765)        13,179
    Membership solicitations in process               (743)          (950)
    Amortization of contract renewal
     rights and excess cost                          6,583          5,684
    Deferred income taxes                            4,647         (2,508)
    Amortization of restricted stock and
     original issue discount on convertible notes    1,939            739
    Depreciation                                     9,119          6,925
    Net loss during change in fiscal year-ends                     (4,268)

    Changes in working capital items, net
      of acquisitions:
      Receivables                                   (6,951)         3.316
      Prepaid membership materials                   4,153         (3,241)
      Prepaid expenses and other current assets     (7,026)         9,534
      Accounts payable, accrued expenses and
        federal & state income taxes payable       (66,253)       (36,114)
      Product abandonment and related liabilities                  (7,410)
      Other, net                                    (8,038)        (4,309)
Net cash provided by operating activities           21,284         28,723
INVESTING  ACTIVITIES:
Proceeds from matured marketable securities         42,570         46,922
Purchases of marketable securities                (330,262)       (28,832)
Acquisitions, net of cash acquired                 (47,171)       (28,932)
Acquisitions of properties                         (14,869)       (15,575)
Net cash used in investing activities             (349,732)       (26,417)
FINANCING  ACTIVITIES:
Issuance of Common Stock                            46,567         12,984
Long-term obligations, net                          (1,562)         1,237
Net proceeds from the issuance of
  convertible notes                                542,463
Net cash provided by financing activities          587,468         14,221
Net increase in cash and cash equivalents          259,020         16,527
Cash and cash equivalents at beginning of period   553,144        333,036
Cash and cash equivalents at end of period        $812,164       $349,563


See notes to condensed consolidated financial statements.





           CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION
The accompanying  unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions
to Form 10Q  and  Rule  10-01  of Regulation  S-X.   Accordingly, they
do not include  all  of  the information   and   footnotes required by
generally accepted accounting principles for complete financial statements. In the opinion of management of CUC International Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The January 31, 1997 consolidated balance sheet was derived from the Company's audited financial statements. Operating results for the three months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filing for the year ended January 31, 1997.
The condensed consolidated financial statements at April 30, 1997 and for the three months ended April 30, 1997 and 1996 are unaudited, but have been reviewed by independent accountants and their report is included herein.

NOTE 2 --  MERGERS AND ACQUISITIONS

During February 1997, the Company acquired substantially all of the assets and assumed specific liabilities of Numa Corporation ("Numa") for $73.5 million. The purchase price was satisfied by the issuance of 3.4 million shares of the Company's common stock, par value $.01 per share ("Common Stock"). Numa publishes personalized heritage publications and markets and sells personalized merchandise. This acquisition was accounted for as a pooling-of-interests; however, financial statements for periods prior to the date of acquisition have not been restated due to immateriality.

During the quarter ended April 30, 1997, the Company acquired certain entities for an aggregate purchase price of $48.3 million, satisfied by the payment of $10.5 million in cash and the issuance of 1.5 million shares of Common Stock. The excess of cost over net assets acquired resulting from these acquisitions aggregated $68.4 million. These acquisitions were accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations have been included in the consolidated results of operations from the respective dates of acquisition. The results of operations for the periods prior to the respective dates of acquisition were not significant to the Company's operations.

Principally in connection with the Davidson & Associates, Inc ("Davidson"), Sierra On-Line, Inc. ("Sierra") and Ideon Group, Inc. ("Ideon") mergers which occurred during fiscal 1997, the Company charged approximately $179.9 million ($118.7 million or $.29 per common share after-tax effect) to operations as merger, integration, restructuring and litigation charges for the year ended January 31, 1997. Such costs in connection with the Davidson and Sierra mergers with the Company (approximately $48.6 million) are non-recurring and are comprised primarily of transaction costs, other professional fees and integration costs. Such costs associated with the Company's merger with Ideon (approximately $127.2 million) are non-recurring and include integration and transcation costs as well as a provision relating to certain litigation matters (see Note 5) giving consideration to the Company's intended approach to these matters. To date, such payments amounted to $96.0 million.

NOTE 3 -- SHAREHOLDERS' EQUITY AND NET INCOME PER COMMON SHARE

The change in common stock, additional paid-in capital and treasury stock relates principally to acquisitions and stock option activity.

Net income per common share, assuming the conversions of subordinated convertible notes during the three months ended April 30, 1997 occurred at the beginning of such period, would not differ significantly from the Company's actual earnings per share for such period.

Net income per common share includes the weighted average number of common and common equivalent shares outstanding during the respective periods. Common stock equivalents for the three month period ended April 30, 1997 includes the dilutive effect of the 3% convertible subordinated notes issued February 11, 1997 using the if-converted method.


                 CUC INTERNATIONAL INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)


NOTE 3 -- SHAREHOLDERS' EQUITY AND NET INCOME PER COMMON SHARE (continued)

On January 31, 1998, the Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This new rule requires the Company to change the method currently used to compute earnings per share and requires restatement of all prior periods. Under the new requirements, the dilutive effect of stock options and convertible securities are excluded from computing primary earnings per share. The impact of SFAS No. 128 on the calculation of primary and fully diluted earnings per share for the quarters ended April 30, 1997 and 1996 is not expected to be material.

NOTE 4 -- SOFTWARE RESEARCH AND DEVELOPMENT COSTS AND COSTS OF SOFTWARE
        REVENUE

Software research and development costs are included in operating expenses and aggregated $24.2 million and $14.9 million for the three months ended April 30, 1997 and 1996, respectively. Costs of software revenue are included in operating expenses and aggregated $29.0 million and $24.8 million for the three months ended April 30, 1997 and 1996, respectively.

NOTE 5 -- CONTINGENCIES - IDEON

At April 30, 1997, Ideon was defending or prosecuting claims in fifteen complex lawsuits, twelve of which involved Peter Halmos, former Chairman of the Board and Executive Management Consultant to SafeCard Services, Incorporated ("SafeCard"), a subsidiary of Ideon, and various parties related to him as adversaries. Peter Halmos is also a plaintiff in three other lawsuits, one against a former officer, one against a director of Ideon and one against SafeCard's outside counsel, in which neither SafeCard nor Ideon have been named as defendant. The fifteen cases in which Ideon or its subsidiaries is a party to are as follows:

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

A  suit  which seeks monetary damages and certain equitable
relief filed  by SafeCard in August 1993 in Laramie County
Circuit  Court in Wyoming against Peter Halmos and related
entities alleging that Peter  Halmos  dominated  and controlled
SafeCard, breached his fiduciary duties to SafeCard, and misappropriated material nonpublic information to make $48 million in profits on sales of SafeCard  stock.  In March 1994, Mr. Halmos and  related
entities filed  a  counterclaim in which claims were made of conspiracy in restraint to trade, monopolization and attempted monopolization, unfair competition and restraint of trade, breach of
contract  for indemnity   and  intentional infliction of emotional
distress. SafeCard's motion to sever the conspiracy, monopolization and restraint of trade claims was granted in May 1994. The claims for the conspiracy, monopolization, restraint of trade and unfair competition were dismissed without prejudice in June 1994. On April 12, 1995, the trial court granted the motion of Mr. Halmos and certain related entities to amend their counterclaims. The amended counterclaims include claims for indemnification for legal expenses incurred in the action and a claim that SafeCard's contract with CreditLine should be rescinded. On
April 19, 1995, the trial court granted Mr. Halmos' motion for summary judgment that certain of SafeCard's claims against him were barred by the statute of limitation. On March 14, 1996, the Wyoming Supreme Court reversed the trial court's ruling that certain of SafeCard's claims were barred by the statute of limitations. Pursuant to the Court's order of July 31, 1996, the action has been abated to permit the parties to engage in settlement negotiations.

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

On June 13, 1997, the Company entered into an agreement (the "Agreement") with Peter Halmos, the co-founder of SafeCard, which was reorganized in 1995 as Ideon. The Company acquired Ideon in August 1996. The Agreement, which, among other matters, provides for the settlement of all of the outstanding litigations involving Peter Halmos, SafeCard and Ideon previously described in the Company's Form 10-K, is subject to the confirmation of certain matters by a court in Wyoming in which certain of these litigations are pending, and will not become effective unless and until such confirmation is obtained. There can be no assurance that such confirmation will be obtained, and in the event it is not, the litigation will remain outstanding and no payments will be made to Mr. Halmos. The Agreement calls for the dismissal with prejudice of these outstanding litigation matters and the payment to Peter Halmos, over a six-year period, of $70.5 million. Specifically, the Agreement requires that the Company pay Peter Halmos one up-front payment of $13.5 million and six subsequent annual payments of $9.5 million each, commencing at such time as the court's confirmation may be obtained. The three class action matters involving, among other parties, SafeCard, Ideon, the Company and certain Ideon and SafeCard directors and officers remain pending.

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

A purported shareholder derivative action initiated by Michael P. Pisano, on behalf of himself and other stockholders of SafeCard and Ideon against SafeCard, Ideon, two of their officers, and Ideon's directors in United States District Court, Southern District of Florida. This litigation involves claims that the officers and directors of SafeCard have improperly refused to accede Peter Halmos' litigation and indemnification demands against Ideon. Ideon and the individual defendants have filed motions to dismiss the first amended complaint. On September 29, 1995, Pisano filed a second amended complaint which made additional allegations of waste and mismanagement against Ideon's officers and directors in connection with the Family Protection Network and PGA Tour Partner products. On December 26, 1995, Ideon filed motions to dismiss the Second Amended Complaint. On June 4 and June 19, 1996, orders were entered dismissing plaintiff's claims with prejudice for failure to join an indispensable party, Peter Halmos. On June 27, 1996, plaintiff filed a notice of appeal. Plaintiff filed initial and reply briefs and Ideon filed an answer brief. On June 6, 1997, the Appellate Court affirmed the dismissal.

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

The Company established a reserve upon the consummation of the merger with Ideon during the third quarter of fiscal 1997 related, in part, to these litigation matters. The Company is also involved in certain other claims and litigation arising in the ordinary course of business which are not considered material to the financial position, operations or cash flows of the Company. Although management used their best estimates, if the Agreement discussed above is not confirmed by the court, there can be no assurance that the actual aggregate amount of such settlement will not exceed the amount accrued. Although not anticipated, the outcome of the class action matters discussed above could also exceed the amount accrued.

NOTE 6 -- SUBSEQUENT EVENT

On May 27, 1997, the Company entered into an agreement to merge with HFS Incorporated ("HFS") in a tax-free exchange of common shares. Under the terms of the agreement and plan of merger with HFS, the Company plans to exchange 2.4031 shares of Common Stock for each outstanding share of HFS Common Stock (158.1 million shares at April 30, 1997). The consummation of the merger is subject to certain customary closing conditions, including the approval of the shareholders of both companies. The transaction will be accounted for in accordance with the pooling-of-interests method of accounting and is expected to be completed during the Fall of 1997. Pursuant to the merger agreement, HFS shall be merged with and into CUC at the effective time. Following the effective time, CUC shall be the surviving corporation and shall succeed to and assume all the rights and obligations of HFS.








            Independent Accountants' Review Report


Shareholders and Board of Directors
CUC International Inc.


We have reviewed the accompanying condensed consolidated balance sheet of CUC International Inc. as of April 30, 1997, and the related condensed consolidated statements of income and cash flows for the three-month periods ended April 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CUC International Inc. as of January 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 10, 1997, we expressed an unqualified opinion on these consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
                                   ERNST & YOUNG LLP
June 13, 1997
Stamford, Connecticut


ITEM 2.
                 CUC INTERNATIONAL INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

                  Three Months Ended April 30, 1997 vs.
                    Three Months Ended April 30, 1996

The Company's overall membership base continues to grow at a rapid rate (from 60.9 million members at April 30, 1996 to 68.6 million members at April 30, 1997), which is the largest contributing factor to the 20% increase in membership revenues (from $455 million for the quarter ended April 30, 1996 to $544 million for the quarter ended April 30, 1997).
While the overall membership base increased by approximately 2.2 million members during the quarter, the average annual fee collected for the Company's membership services increased by approximately 3%. The Company divides its memberships into three categories: individual, wholesale and discount program memberships. Individual memberships consist of members that pay directly for the services and the Company pays for the marketing costs to solicit the member, primarily using direct marketing techniques. Wholesale memberships include members that pay directly for the services to their sponsor and the Company does not pay for the marketing costs to solicit the members. Discount program memberships are generally marketed through a direct sales force, participating merchant or general advertising and the related fees are either paid directly by the member or the local retailer. All of these categories share various aspects of the Company's marketing and operating resources.

Compared to the previous year's first quarter, individual, wholesale and discount program memberships grew by 10%, 24% and 12%, respectively. Wholesale memberships have grown in part due to the success of the Company's international business in Europe. For the quarter ended April 30, 1997, individual, wholesale and discount program memberships represented 67%, 14% and 19% of membership revenues, respectively. The Company maintains a flexible marketing plan so that it is not dependent on any one service for the future growth of the total membership base.

Software revenues increased 33% from $60.5 million for the quarter ended April 30, 1996 to $80.6 million for the quarter ended April 30, 1997. Distribution revenue, which consists principally of third-party software and typically has low operating margins, increased 8% from $14.9 million for the quarter ended April 30, 1996 to $16.1 million for the quarter ended April 30, 1997. The Company's software operations continue to grow by focusing on selling titles through retailers. Excluding distribution
revenue, core software  revenue  grew  by 42%.   Contributing to the
software revenue growth in fiscal 1998 is the availability of a larger number of titles as well as the significant increase in the installed base of CD-ROM personal computers.

As the Company's membership services continue to mature, a greater percentage of the total individual membership base is in its renewal years. This results in increased profit margins for the Company due to the significant decrease in certain marketing costs incurred on renewing members. Improved response rates for new members also favorably impacted profit margins. As a result, operating income before other interest income, net, interest expense on 3% convertible notes and income taxes ("EBIT") increased from $81.9 million to $109.0 million and EBIT margins improved from 15.9% to 17.4%.

Individual membership usage continues to increase, which contributes to additional service fees and indirectly contributes to the Company's strong renewal rates. Historically, an increase in overall membership usage has had a favorable impact on renewal rates. The Company records its deferred revenue net of estimated cancellations which are anticipated in the Company's marketing programs. Included in total revenues for the quarter ended April 30, 1997, are revenues resulting from acquisitions which were completed during the quarter. However, total revenues contributed from these acquisitions are not material to the Company's total reported revenues.


             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)


              Three Months Ended April 30, 1997 vs.
           Three Months Ended April 30, 1996 (continued)


Operating costs increased 32% (from $158.3 million to $209.5 million). The major components of the Company's membership operating costs continue to be personnel, telephone, computer processing and participant insurance premiums (the cost of obtaining insurance coverage for members). Historically, the Company has seen a direct correlation between providing a high level of service to its members and improved retention. The major components of the Company's software operating costs are material costs, manufacturing labor and overhead, royalties paid to developers and affiliated label publishers and research and development costs related to designing, developing and testing new software products. The increase in overall operating costs is due principally to the variable nature of many of these costs and, therefore, the additional costs incurred to support the growth in the membership base and software sales.

Marketing costs decreased as a percentage of revenue, from 40% to 35%. This decrease is primarily due to improved per member acquisition costs and an increase in renewing members. Membership acquisition costs incurred decreased 19% (from $164.3 million to $133.1 million) primarily due to increased conversion rates in the Company's various membership marketing programs. Marketing costs include the amortization of membership acquisition costs and other marketing costs, which primarily consist of membership communications and sales expenses. Amortization of membership acquisition costs decreased by 6% (from $160.4 million to $151.3 million). Other marketing costs increased by 53% (from $44.8 million to $68.5 million).
The overall increase in marketing costs resulted primarily from the costs of servicing a larger membership base and expenses incurred when selling and marketing a larger number of software titles. The marketing functions for the Company's membership services are combined for its various services, and, accordingly, there are no significant changes in marketing costs by membership service.

The Company routinely reviews all membership renewal rates and has not seen any material change over the last year in the average renewal rate. Renewal rates are calculated by dividing the total number of renewing members not requesting a refund during their renewal year by the total members eligible for renewal.

General and administrative costs remained constant as a percentage of revenue (14%). This is a result of the Company's ongoing focus on controlling overhead. Other interest income, net, increased from $2.2 million to $8.7 million primarily due to the increased level of cash generated by the Company from the proceeds of its issuance of 3% convertible subordinated notes in February 1997 (see "Liquidity And Capital Resources; Inflation; Seasonality").

               CUC INTERNATIONAL INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (continued)


Membership Information

The following chart sets forth the approximate number of members and net additions for the respective periods. All membership data has been restated to reflect the acquisition of Ideon Group, Inc. ("Ideon") in August 1996; however it has not been restated to reflect other members added through acquisitions ("Acquired Members").

                                                          Net New Member
                                        Number of            Additions
Period                                    Members          for the Period
Quarter Ended April 30, 1997           68,560,000              2,225,000
Year Ended January 31, 1997            66,335,000              6,685,000
Quarter Ended April 30, 1996           60,875,000              1,225,000
Year Ended January 31, 1996            59,650,000             12,750,000*


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

Liquidity And Capital Resources; Inflation; Seasonality

Funds for the Company's operations have been provided principally through cash flows from operations and credit facilities, while acquisitions have also been funded through the issuance of Common Stock. The Company entered into a credit agreement effective March 26, 1996 which provides for a $500 million revolving credit facility with a variety of different types of loans available thereunder ("Credit Agreement"). At April 30, 1997, no borrowings under the Credit Agreement were outstanding. The Credit Agreement is scheduled to expire March 26, 2001.

On February 11, 1997, the Company issued $550 million in principal amount of 3% convertible subordinated notes (the "3% Notes") due February 15, 2002. Interest on the 3% Notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 1997. As of April 30, 1997, interest expense on the 3% Notes was $3.6 million.

The Company invested approximately $47 million in acquisitions, net of cash acquired, during the three months ended April 30, 1997. Substantially all acquisitions have been fully integrated into the Company's operations. The Company is not aware of any trends, demands or uncertainties that will have a material effect on the Company's liquidity other than those relating to the abovementioned litigation matters. The Company anticipates that cash flows from operations and its credit facilities will be sufficient to achieve its current long-term objectives.

The Company does not anticipate any material capital expenditures for the next year. Total capital expenditures were $15 million for the three months ended April 30, 1997.

The Company intends to continue to review potential acquisitions that it believes would enhance the Company's growth and profitability. Any acquisitions will initially be financed through the issuance of Common Stock, excess cash flows from operations, the Company's Credit Agreement and from the proceeds of the issuance of the 3% Notes. However, depending on the financing necessary to complete an acquisition, additional funding may be required.


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

For the three months ended April 30, 1997, the Company's international businesses represented less than 10% of EBIT. Operating in international
markets involves  dealing   with sometimes  volatile  movements in
currency exchange rates. The economic impact of currency exchange rate movements on the Company is complex because it is linked to variability in real growth, inflation, interest rates and other factors. Because the Company operates in a mix of membership services and numerous countries, management believes currency exposures are fairly well diversified.
To date, currency exposure has not been a significant competitive factor at the local market operating level. As international operations continue to expand and the number of cross-border transactions increases, the Company intends to continue monitoring its currency exposures closely and take prudent actions as appropriate.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Ideon and certain of its subsidiaries are defending or prosecuting fifteen complex lawsuits, twelve of which involve the former Chairman of the Board and Executive Management Consultant to SafeCard (See Note 5 to Condensed Consolidated Financial Statements).

ITEM 2.    CHANGES IN SECURITIES
During the fiscal quarter ended April 30, 1997, the Company issued the following equity securities that were not registered under the Securities Act:
     (a) On February 13, 1997, the Company issued 3,445,851 shares of Common Stock to Numa in connection with the acquisition by the Company of substantially all of the assets of Numa and the Company's assumption of specific liabilities of Numa.
       This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act, as this issuance of Common Stock did not involve a "public offering" pursuant to the Securities Act given the limited number and scope of persons to whom the securities were issued. The Company has filed a Registration Statement with the Commission, which has been declared effective by the Commission, with respect to the resale of the Common Stock received from the Company in connection with this acquisition.
     (b)  On March 17, 1997, the Company issued 908,703 shares of
       Common Stock to Tango Communications ("Tango") in connection with the acquisition by the Company of substantially all of the assets and the assumption of the liabilities of Tango.
       This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act, as this issuance of Common Stock did not involve a "public offering" pursuant to the Securities Act given the limited number and scope of persons to whom the securities were issued.
    (c)  On April 11, 1997, the Company issued 595,664 shares of
       Common Stock to Berkeley Systems, Incorporated ("Berkeley") in connection with the acquisition by the Company of all of the outstanding capital stock of Berkeley. This issuance was made pursuant to the exemption from registration provided by
       Section 4(2) of the Securities Act, as this issuance of Common Stock did not involve a "public offering" pursuant to the Securities Act given the limited number and scope of persons to whom the securities were issued. The Company has filed a Registration Statement with the Commission with respect to the resale of the Common Stock received from the Company in connection with this acquisition.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Matters as specified in the Company's Proxy Statement dated May 5, 1997, a copy of which has previously been filed with the Securities and Exchange Commission, were considered and approved by the Company's shareholders at the annual shareholders' meeting held on June 11, 1997. The results of such matters are as follows:


Proposal 1:   To  elect Messrs. Bartlett Burnap, Walter A. Forbes
              and Robert P. Rittereiser to the Board of Directors of the Company, each for a term to expire at the 2000 Annual Meeting.

      Results:                Total Vote For            Total Vote Withheld
     Bartlett Burnap             338,775,954                  4,084,602
     Walter A. Forbes            338,825,540                  4,035,016
     Robert P. Rittereiser       338,814,275                  4,046,281

  The terms of office as a director of each of T. Barnes Donnelley, Stephen A. Greyser, Christopher K. McLeod, Burton C. Perfit,
  Stanley M. Rumbough, Jr., E. Kirk Shelton and Kenneth A. Williams continued after the meeting.


Proposal 2:    To approve the Company's 1997 Stock Option Plan.
     Results:          For                Against               Abstain
                  233,528,464           106,444,921            1,338,979


Proposal 3:    To ratify the appointment of Ernst & Young LLP as the
               Company's Independent Auditors for the fiscal year ending January 31, 1998.

Results:               For                Against               Abstain
                  342,305,022               135,646              419,888



PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

 (a)Exhibit
    No.                 Description
   3.1 Amended and Restated Certificate of Incorporation of the Company, as filed June 5, 1996 (filed as Exhibit 3.1 to the Company's
          Form 10-Q for the period  ended April 30, 1996).*

   3.2 By-Laws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement, No. 33-44453, on Form S-4 dated
          December 19, 1991).*

   4.1 Form of Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement, No. 33-44453, on Form S-4 dated
          December 19, 1991).*

   4.2 Indenture dated as of February 11, 1997, between CUC International Inc. and Marine Midland Bank, as trustee (filed as Exhibit 4(a) to the Company's Report on Form 8-K filed February 13, 1997).*

10.1-10.26   Management  Contracts,  Compensatory   Plans
             and Arrangements
   10.1 Agreement with E. Kirk Shelton, dated as of May 15, 1996 (filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended July 31, 1996).*

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

   10.6   Amendment to Agreement with Cosmo Corigliano, dated
          January 1, 1997 (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997).*

   10.7   Agreement  with Amy N. Lipton, dated February  1, 1996 (filed as
          Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

   10.8 Amendment to Agreement with Amy N. Lipton, dated January 1, 1997 (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K
          for the fiscal year ended January 31, 1997).*

   10.9 Employment Agreement with Robert M. Davidson, dated July 24, 1996 (filed as Exhibit 10.7 to the Company's Form 10-Q for the period ended July 31, 1996).* +

   10.10 Employment Agreement with Janice G. Davidson, dated July 24, 1996 (filed as Exhibit 10.8 to the Company's Form 10-Q for the period ended  July  31, 1996).* +

   10.11  Non-Competition Agreement with Robert M. Davidson, dated
          July 24, 1996 (filed as Exhibit 10.9 to the Company's Form 10-Q for the period ended July 31, 1996).* +

   10.12  Non-Competition Agreement with Janice G. Davidson, dated
          July 24, 1996 (filed as Exhibit 10.10 to the Company's Form 10-Q for the period ended July 31, 1996).* +

   10.13 Employment Agreement with Kenneth A. Williams, dated July 24, 1996 (filed as Exhibit 10.11 to the Company's Form 10-Q for the period  ended July  31, 1996).*

PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (continued)
(a) Exhibit
     No.                  Description
   10.14  Non-Competition Agreement with Kenneth A. Williams, dated
          July 24, 1996 (filed as Exhibit 10.12 to the Company's Form 10-Q for the period ended July 31, 1996).*

   10.15 Form of Employee Stock Option under the 1987 Stock Option Plan, as amended (filed as Exhibit 10.13 to the Company's Form 10-Q for the period ended October 31, 1996).*

   10.16 Form of Director Stock Option for 1990 and 1992 Directors Stock Options Plans (filed as Exhibit 10.4 to the Company's Annual Report for the fiscal year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

   10.17 Form of Director Stock Option for 1994 Directors Stock Option Plan, as amended (filed as Exhibit 10.15 to the Company's
          Form 10-Q for the period ended October 31, 1996).*

   10.18 1987 Stock Option Plan, as amended (filed as Exhibit 10.16 to the Company's Form 10-Q for the period ended October 31, 1996).*

   10.19  1990 Directors Stock Option Plan, as amended (filed as Exhibit
          10.17 to the Company's Form 10-Q for the period ended
          October 31, 1996).*

   10.20  1992 Directors Stock Option Plan, as amended (filed as Exhibit
          10.18 to the Company's Form 10-Q for the period ended
          October 31, 1996).*

   10.21  1994 Directors Stock Option Plan, as amended (filed as Exhibit
          10.19 to the Company's Form 10-Q for the period ended
          October 31, 1996).*

   10.22  1996 Executive Retirement Plan.

   10.23  1997 Stock Option Plan.

   10.24  Form of Employee Stock Option under the 1997 Stock Option Plan.

   10.25 Settlement Agreement dated as of May 27, 1997 by and among Janice G. Davidson; Robert M. Davidson; the Janice G. Davidson Charitable Remainder Unitrust; the Robert M. Davidson Charitable Remainder Unitrust; the Elizabeth A. Davidson Irrevocable Trust; the Emilie A. Davidson Irrevocable Trust; the John R. Davidson Irrevocable Trust; the Emilie A. Davidson Charitable Remainder Unitrust; and the John R. Davidson Charitable Remainder Unitrust and CUC International Inc. +

   10.26 Restricted Stock Plan and Form of Restricted Stock Plan Agreement (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K
          for the fiscal year ended January 31, 1991, as amended
          December 12, 1991 and December 19, 1991).*

   10.27  Credit Agreement,  dated as of  March  26, 1996, among:
          CUC International Inc.; the banks signatory thereto; The Chase Manhattan Bank, N.A., Bank of Montreal, Morgan Guaranty Trust Company of New York, and The Sakura Bank, Limited as Co-Agents; and The Chase Manhattan Bank, N.A., as Administrative Agent
         (filed as Exhibit 10.17 to the Company's Annual Report on  Form
          10-K for the fiscal year ended  January  31, 1996).*

   10.28  Agreement  and Plan of Merger, dated  October 17, 1995, among
          CUC International Inc., Retreat Acquisition Corporation and Advance Ross Corporation (filed as Exhibit 2 to the Company's Registration Statement on Form S-4, Registration
          No. 33-64801, filed on December 7, 1995).*

   10.29 Agreement and Plan of Merger, dated as of February 19, 1996, by and among Davidson & Associates, Inc., CUC International Inc. and Stealth Acquisition I Corp. (filed as Exhibit 2(a) to the Company's Report on Form 8-K filed March 12, 1996).*

PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (continued)
(a) Exhibit
    No.                 Description
   10.30  Amendment No.1 dated as of July 24, 1996, among Davidson
          & Associates, Inc., CUC International Inc. and Stealth
          Acquisition I Corp. (filed as Exhibit 2.2 to the Company's Report on Form 8-K filed August 5, 1996).*

   10.31 Agreement and Plan of Merger, dated as of February 19, 1996, by and among Sierra On-Line, Inc., CUC International Inc. and Larry Acquisition Corp. (filed as Exhibit 2(b) to the Company's Report on Form 8-K filed March 12, 1996).*

   10.32 Amendment No.1 dated as of March 27, 1996, among Sierra On-Line, Inc., CUC International Inc. and Larry Acquisition Corp. (filed as Exhibit 2.4 to the Company's Report on Form 8-K filed
          August 5, 1996).*

   10.33 Amendment No.2 dated as of July 24, 1996, among Sierra On-Line, Inc., CUC International Inc. and Larry Acquisition Corp. (filed as Exhibit 2.5 to the Company's Report on Form 8-K filed
          August 5, 1996).*

   10.34 Registration Rights Agreement dated July 24, 1996, among CUC International Inc. and the other parties signatory thereto (filed as Exhibit 10.1 to the Company's Report on Form 8-K filed
          August 5, 1996).* +

   10.35 Agreement of Sale dated July 23, 1996, between Robert M. Davidson and Janice G. Davidson and CUC Real Estate Holdings, Inc. (filed as Exhibit 10.2 to the Company's Report on Form 8-K filed
          August 5, 1996).*

   10.36 Agreement and Plan of Merger, dated as of April 19, 1996, by and among Ideon Group, Inc., CUC International Inc. and IG Acquisition Corp. (filed as Exhibit 10.21 to the Company's Annual Report on Form 10K for the fiscal year ended January 31, 1996).*

   10.37 Form of U.S. Underwriting Agreement dated October 1996, among CUC International Inc., certain selling stockholders and the U.S. Underwriters (filed as Exhibit 1.1 (a) to the Company's
          Registration Statement on Form S-3, Registration No. 333-13537, filed on October 9, 1996).*

   10.38 Form of International Underwriting Agreement dated October 1996, among CUC International Inc., certain selling stockholders and the International Underwriters (filed as Exhibit 1.1 (b) to the Company's Registration Statement on Form S-3, Registration
          No. 333-13537, filed on October 9, 1996).*

   10.39 Registration Rights Agreement dated as of February 11, 1997, between CUC International Inc. and Goldman, Sachs & Co. (for itself and on behalf of the other purchasers party thereto) (filed as Exhibit 4(b) to the Company's Report on Form 8-K filed
          February 13, 1997).*

   10.40 Agreement and Plan of Merger between CUC International Inc. and HFS Incorporated, dated as of May 27, 1997 (filed as Exhibit 2.1 to the Company's Report on Form 8-K filed on May 29, 1997).*

   10.41 Plan for Corporate Governance of CUC International Inc. following the Effective Time (filed as Exhibit 99.2 to the Company's Report on Form 8-K filed on May 29, 1997).*

    11    Statement re: Computation of Per Share Earnings (Unaudited)

    15    Letter re:    Unaudited Interim Financial Information

    27    Financial data schedule


PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (continued)

(b) During the quarter ended April 30, 1997, the Company filed the following Current Reports on Form 8-K:

     (1) Current Report on Form 8-K, filed on February 4, 1997, reporting an Item 9 ("Sales of Equity Securities Pursuant to Regulation S") event.
     (2) Current Report on Form 8-K, filed on February 13, 1997, reporting an Item 7 ("Financial Statements and Exhibits") event and an Item 9 ("Sales of Equity Securities Pursuant to Regulation S") event.
     (3) Current Report on Form 8-K, filed on February 26, 1997, reporting an Item 5 ("Other Events") event.
     (4) Current Report on Form 8-K, filed on March 17, 1997, reporting an Item 5 ("Other Events") event.

 *Incorporated by reference
 +These documents have been amended, supplemented and/or superseded by the Settlement Agreement set forth as Exhibit 10.25 hereto.



                          SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                CUC INTERNATIONAL INC.
                                (Registrant)





Date:  June 16, 1997            By:  WALTER A. FORBES
                                Walter A. Forbes - Chief Executive Officer
                                and Chairman of the Board
                                (Principal Executive Officer)





Date: June 16, 1997              By:  COSMO CORIGLIANO
                                 Cosmo Corigliano - Senior Vice President
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)













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

10.1-10.26  Management Contracts, Compensatory Plans and Arrangements

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

  10.6  Amendment to Agreement with Cosmo Corigliano, dated
        January 1, 1997 (filed as Exhibit 10.6 to the Company's
        Annual Report on Form 10-K for the fiscal year ended
        January 31, 1997).*

  10.7  Agreement with Amy N. Lipton, dated February 1, 1996
        (filed as Exhibit  10.8 to the Company's Annual Report on
        Form 10-K for the fiscal year ended January  31, 1996).*

  10.8  Amendment to Agreement with Amy N. Lipton, dated
        January 1, 1997 (filed as Exhibit 10.8 to the Company's
        Annual Report on Form 10-K for the fiscal year ended
        January 31, 1997).*

  10.9 Employment Agreement with Robert M. Davidson, dated July 24, 1996 (filed as Exhibit 10.7 to the Company's Form 10-Q for the period ended July 31, 1996).* +



                    INDEX TO EXHIBITS
  Exhibit
    No.                Description                                     Page

  10.10 Employment Agreement with Janice G. Davidson, dated July 24, 1996 (filed as Exhibit 10.8 to the Company's Form 10-Q for the period ended July 31, 1996).* +

  10.11  Non-Competition Agreement with Robert M. Davidson, dated
         July 24, 1996 (filed  as  Exhibit 10.9 to the Company's
         Form 10-Q for the period ended July  31, 1996).* +

  10.12  Non-Competition Agreement with Janice G. Davidson, dated
         July 24, 1996 (filed  as Exhibit 10.10 to the Company's
         Form 10-Q for the period ended July  31, 1996).* +

  10.13  Employment Agreement with Kenneth A. Williams, dated
         July 24, 1996 (filed as Exhibit 10.11 to the Company's
         Form 10-Q for the period ended July 31, 1996).*

  10.14 Non-Competition Agreement with Kenneth A. Williams, dated July 24, 1996 (filed as Exhibit 10.12 to the Company's
         Form 10-Q for the period ended July  31, 1996).*

  10.15 Form of Employee Stock Option under the 1987 Stock Option Plan, as amended (filed as Exhibit 10.13 to the Company's Form 10-Q for the period ended October 31, 1996).*

  10.16 Form of Director Stock Option for 1990 and 1992 Directors Stock Options Plans (filed as Exhibit 10.4 to the Company's Annual Report for the fiscal year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

  10.17 Form of Director Stock Option for 1994 Directors Stock Option Plan, as amended (filed as Exhibit 10.15 to the Company's Form 10-Q for the period ended October 31, 1996).*

  10.18 1987 Stock Option Plan, as amended (filed as Exhibit 10.16 to the Company's Form 10-Q for the period ended
         October 31, 1996).*

  10.19  1990 Directors Stock Option Plan, as amended (filed as
         Exhibit 10.17 to the Company's Form 10-Q for the period ended October 31, 1996).*

  10.20  1992 Directors Stock Option Plan, as amended (filed as
         Exhibit 10.18 to the Company's Form 10-Q for the period ended October 31, 1996).*

  10.21  1994 Directors Stock Option Plan, as amended (filed as
         Exhibit 10.19 to the Company's Form 10-Q for the period ended October 31, 1996).*

  10.22  1996 Executive Retirement Plan.

  10.23  1997 Stock Option Plan.

  10.24  Form of Employee Stock Option under the 1997 Stock
         Option Plan.



                     INDEX TO EXHIBITS
  Exhibit
    No.                    Description                                 Page

  10.25 Settlement Agreement dated as of May 27, 1997 by and among Janice G. Davidson; Robert M. Davidson; the Janice G.
         Davidson Charitable Remainder Unitrust; the Robert M. Davidson Charitable Remainder Unitrust; the Elizabeth A. Davidson Irrevocable Trust; the Emilie A. Davidson Irrevocable Trust; the John R. Davidson Irrevocable Trust; the Emilie A. Davidson Charitable Remainder Unitrust; and the John R. Davidson Charitable Remainder Unitrust and CUC International Inc. +

  10.26 Restricted Stock Plan and Form of Restricted Stock Plan Agreement (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

  10.27  Credit Agreement, dated as of  March 26, 1996, among:
         CUC International Inc.; the Banks signatory  thereto;
         The Chase Manhattan Bank, N.A., Bank of Montreal, Morgan Guaranty Trust Company of New York, and the Sakura Bank, Limited as Co Agents; and The Chase Manhattan Bank, N.A., as Administrative Agent (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

  10.28 Agreement and Plan of Merger, dated October 17, 1995, among CUC International Inc., Retreat Acquisition Corporation and Advance Ross Corporation (filed as Exhibit 2 to the Company's Registration Statement on Form S-4, Registration No.
         33-64801, filed on December 7, 1995).*

  10.29 Agreement and Plan of Merger, dated as of February 19, 1996, by and among Davidson & Associates, Inc., CUC International Inc. and Stealth Acquisition I Corp. (filed as Exhibit 2(a) to the Company's Report on Form 8-K filed March 12, 1996).*

  10.30 Amendment No.1 dated as of July 24, 1996, among Davidson & Associates, Inc., CUC International Inc. and Stealth I
         Acquisition Corp. (filed as Exhibit 2.2 to the Company's Report on Form 8-K filed August 5, 1996).

  10.31 Agreement and Plan of Merger, dated as of February 19, 1996, by and among Sierra On-Line, Inc., CUC International Inc. and Larry Acquisition Corp. (filed as Exhibit 2(b) to the Company's Report on Form 8-K filed March 12, 1996).*

  10.32  Amendment  No.1  dated  as  of  March  27, 1996, among
         Sierra On-Line,  Inc.,  CUC International Inc. and Larry
         Acquisition Corp.(filed as Exhibit 2.4 to the Company's
         Report on Form 8-K filed August 5, 1996).*

  10.33  Amendment No.2 dated as of July 24, 1996, among Sierra
         On-Line, Inc., CUC International Inc. and Larry Acquisition Corp. (filed as Exhibit 2.5 to the Company's Report on
         Form 8-K filed August 5, 1996).*

  10.34 Registration Rights Agreement dated July 24, 1996, among CUC International Inc. and the other parties signatory thereto (filed as Exhibit 10.1 to the Company's Report on Form 8-K filed August 5, 1996).* +

  10.35  Agreement of Sale dated July 23, 1996, between Robert M.
         Davidson and Janice G. Davidson and CUC Real Estate Holdings, Inc. (filed as Exhibit 10.2 to the Company's Report on
         Form 8-K filed August 5, 1996).*

                       INDEX TO EXHIBITS
  Exhibit
    No.                     Description                                Page

  10.36 Agreement and Plan of Merger, dated as of April 19, 1996, by and among Ideon Group, Inc., CUC International Inc. and
         IG Acquisition Corp. (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

  10.37 Form of U.S. Underwriting Agreement dated October 1996, among CUC International Inc., certain selling stockholders and the U.S. Underwriters (filed as Exhibit 1.1 (a) to the Company's Registration Statement on Form S-3, Registration No. 333-13537, filed on October 9, 1996).*

  10.38 Form of International Underwriting Agreement dated October 1996, among CUC International Inc., certain selling stockholders and the International Underwriters (filed as Exhibit 1.1 (b) to the Company's Registration Statement on Form S-3, Registration No. 333-13537, filed on
         October 9, 1996).*

  10.39 Registration Rights Agreement dated as of February 11, 1997, between CUC International Inc. and Goldman, Sachs & Co. (for itself and on behalf of the other purchasers party thereto) (filed as Exhibit 4(b) to the Company's Report on Form 8-K filed February 13, 1997).*

  10.40 Agreement and Plan of Merger between CUC International Inc. and HFS Incorporated, dated as of May 27, 1997 (filed as
         Exhibit 2.1 to the Company's Report on Form 8-K filed on
         May 29, 1997).*

  10.41  Plan for Corporate Governance of CUC International Inc.
         following the Effective Time (filed as Exhibit 99.2 to the Company's Report on Form 8-K filed on May 29, 1997).*

    11   Statement re: Computation of Per Share Earnings (Unaudited)

    15   Letter  re:   Unaudited Interim Financial Information

    27   Financial data schedule


*Incorporated by reference
+These documents have been amended, supplemented and/or superseded by the Settlement Agreement set forth as Exhibit 10.25 hereto.