Form 10-Q
period 1997-07-31
CUC INTERNATIONAL INC /DE/
filed 1997-09-15
CIK 723612

20



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


(Mark One)

[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities Exchange Act of 1934

For the quarterly period ended July 31, 1997
                               or
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

            APPLICABLE  ONLY TO  CORPORATE  ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value - 410,678,615  shares as of  August
29, 1997


                              INDEX



             CUC INTERNATIONAL INC. AND SUBSIDIARIES



PART I. FINANCIAL INFORMATION                                 PAGE


Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - July 31, 1997
and January 31, 1997.                                            3

Condensed Consolidated Statements of Income - Three months
ended July 31, 1997 and 1996.                                    4

Condensed Consolidated Statements of Income - Six months
ended July 31, 1997 and 1996.                                    5

Condensed Consolidated Statements of Cash Flows -
Six months ended July 31, 1997 and 1996.                         6

Notes to Condensed Consolidated Financial Statements.            7


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                             15


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                       21

Item 2. Changes in Securities and Use of Proceeds               21

Item 4. Submission of Matters to a Vote of Security Holders     21

Item 5. Other Information                                       21

Item 6. Exhibits and Reports on Form 8-K                        22


SIGNATURES                                                      25

INDEX TO EXHIBITS                                               26

PART I.  FINANCIAL  INFORMATION
CUC  INTERNATIONAL  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(In thousands, except share data)
                                              July 31,      January 31,
                                                1997           1997
                                            (Unaudited)
                                            ---------------------------
Assets
Current Assets
     Cash and cash equivalents                $725,634       $553,144
     Marketable securities                     468,810         69,139
     Receivables, net of allowances            582,293        578,630
     Prepaid membership materials               52,049         37,579
     Prepaid expenses, deferred income
       taxes and other                         244,529        191,583
        Total Current Assets                 2,073,315      1,430,075

Membership solicitations in process             75,712         76,281
Deferred membership acquisition costs          383,177        401,564
Contract renewal rights and intangible
  assets - net of accumulated amortization
  of $139,126 and $126,013                     478,213        366,038
Properties, at cost, less accumulated
  depreciation of $144,707 and $132,090        161,886        145,620
Deferred income taxes and other                 59,858         53,794
                                            $3,232,161     $2,473,372

Liabilities and Shareholders' Equity
Current Liabilities
     Accounts payable and accrued expenses    $459,443       $405,388
     Federal and state income taxes             13,336         75,988
        Total Current Liabilities              472,779        481,376

Deferred membership income                     692,855        702,359
Convertible debt - net of unamortized
  original issue discount of $7,808 and $488   562,882         23,487
Other                                            8,746         11,060

Contingencies (Note 6)

Shareholders' Equity
   Common stock-par value $.01 per share;
    authorized 600 million shares; issued
    416,353,522 shares and 409,011,654 shares    4,164          4,090
   Additional paid-in capital                  696,929        619,532
   Retained earnings                           892,168        722,354
   Treasury stock, at cost, 6,168,382
    shares and 6,136,757 shares               (57,436)       (56,618)
   Other                                      (40,926)       (34,268)
Total Shareholders' Equity                   1,494,899      1,255,090
                                            $3,232,161     $2,473,372


See notes to condensed consolidated financial statements.


CUC  INTERNATIONAL  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                              Three Months Ended
                                                   July 31,
                                               1997       1996

REVENUES
     Membership and service fees              $581,122   $487,164
     Software                                   91,566     68,580

Total Revenues                                 672,688    555,744

EXPENSES
     Operating                                 199,451    168,014
     Marketing                                 242,113    209,503
     General and administrative                 88,028     74,210
     Other interest income, net               (10,276)     (1,835)
     Merger costs                                          28,635
     Interest expense, 3% convertible notes      4,125

Total Expenses                                 523,441    478,527


INCOME BEFORE INCOME TAXES                     149,247     77,217

Provision for income taxes                      56,937     36,756

NET  INCOME                                    $92,310    $40,461

Net Income Per Common Share                      $0.22      $0.10

Weighted Average Number of
Common and Dilutive Common
Equivalent Shares Outstanding                  438,468    401,868





See notes to condensed consolidated financial statements.


CUC  INTERNATIONAL  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                               Six Months Ended
                                                   July 31,
                                               1997       1996

REVENUES
     Membership and service fees            $1,125,159   $942,170
     Software                                  172,200    129,053

Total Revenues                               1,297,359  1,071,223

EXPENSES
     Operating                                 408,990    326,341
     Marketing                                 461,906    414,705
     General and administrative                174,388    144,276
     Other interest income, net               (18,965)    (4,075)
     Merger costs                                         28,635
     Interest expense, 3% convertible notes      7,759

Total Expenses                               1,034,078    909,882


INCOME BEFORE INCOME TAXES                     263,281    161,341

Provision for income taxes                     100,498     68,759

NET  INCOME                                   $162,783    $92,582

Net Income Per Common Share                      $0.38      $0.23

Weighted Average Number of
Common and Dilutive Common
Equivalent Shares Outstanding                  436,237    399,267





See notes to condensed consolidated financial statements.



CUC  INTERNATIONAL  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS (UNAUDITED)
(In thousands)

                                               Six Months Ended
                                                   July 31,
                                                 1997        1996
OPERATING  ACTIVITIES:
Net income                                    $162,783     $92,582
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
      Membership acquisition costs            (283,164)   (310,392)
      Amortization of membership
        acquisition costs                      301,551     319,514
      Deferred membership income                (9,504)    (14,361)
      Membership solicitations in process          569      (1,168)
      Amortization of contract renewal
        rights and excess cost                  13,680      12,780
      Deferred income taxes                     13,734      11,359
      Amortization of restricted stock and
        original issue discount
        on convertible notes                     3,872       1,291
      Depreciation                              19,717      13,367
      Net loss during change in
        fiscal year-ends                                    (4,268)

      Changes in working capital items, net of acquisitions:
            Receivables                          4,316     (42,282)
            Prepaid membership materials       (11,597)     (7,960)
            Prepaid expenses and other
              current assets                   (56,788)      2,830
            Accounts payable, accrued expenses
              and federal & state income
              taxes payable                    (78,873)    (21,210)
            Product abandonment and related
              liabilities                                  (10,700)
            Other, net                        (15,861)      (7,350)
Net cash provided by operating activities       64,435      34,032
INVESTING  ACTIVITIES:
Proceeds from matured marketable securities     58,417      75,460
Purchases of marketable securities            (458,088)    (66,947)
Acquisitions, net of cash acquired             (58,911)    (32,964)
Acquisitions of properties                     (31,478)    (23,546)
Net cash used in investing activities         (490,060)    (47,997)
FINANCING  ACTIVITIES:
Issuance of Common Stock                        59,460      18,582
Long-term obligations, net                      (3,908)      1,987
Dividends paid                                              (2,798)
Net proceeds from the issuance of
  convertible notes                            542,563
Net cash provided by financing activities      598,115      17,771
Net increase in cash and cash equivalents      172,490       3,806
Cash and cash equivalents at
  beginning of period                          553,144     333,036
Cash and cash equivalents at end of period    $725,634    $336,842


See notes to condensed consolidated financial statements.



             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of CUC International Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The January 31, 1997 consolidated balance sheet was derived from the Company's audited financial statements. Operating results for the three and six months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998 (see Note 2). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filing for the year ended January 31, 1997.



NOTE 2 --  PENDING MERGER WITH HFS INCORPORATED

On May 27, 1997, the Company entered into an agreement to merge with HFS Incorporated ("HFS") in a tax-free exchange of common shares. Under the terms of the agreement and plan of merger with
HFS (the "Merger"), the Company plans to exchange 2.4031 shares of the Company's common stock, par value $.01 per share ("Common Stock"), for each outstanding share of HFS common stock. The consummation of this Merger is subject to certain customary closing conditions, including the approval of the shareholders of  both  companies.  Special  meetings of the shareholders of each of the Company  and HFS have been scheduled for October 1,
1997  to  approve the Merger.  The transaction will be accounted for in accordance with the pooling-of-interests method of accounting and is expected to be completed during the Fall of 1997. Pursuant to the merger agreement, HFS shall be merged with and into the Company at the effective time of the Merger. Following the effective time of the Merger, the Company shall be the surviving corporation and shall succeed to and assume all the rights and obligations of
HFS.   Also, following consummation of the Merger, the Company will change its name to "Cendant Corporation". In connection with the Merger, the Company intends to change its fiscal year end from January 31 to December 31.

The  following  information reflects unaudited proforma  combined
condensed  financial statements of the Company  and  HFS.   These
financial statements include certain proforma adjustments which give effect to the Merger and certain reclassifications to conform to the presentation to be used by the Company, post Merger.

The balance sheet at July 31, 1997 reflects the historical financial position of the Company and HFS as of July 31, 1997 and June 30, 1997, respectively. The statements of income for the six months ended July 31, 1997 include the historical operating results of the Company and HFS for the six months ended July 31, 1997 and June 30, 1997, respectively. The statements of income for the six months ended July 31, 1996 include the historical operating results of the Company and HFS for the six months ended July 31, 1996 and June 30, 1996, respectively.

             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)

NOTE 2 --  PENDING MERGER WITH HFS INCORPORATED (continued)

ProForma Combined Condensed Balance Sheet
(In thousands)

                                   At
                           7/31/97    6/30/97    Pro Forma    Combined
                           Company      HFS     Adjustments   Companies
Assets
Current Assets
 Cash and cash
   equivalents           $725,634      $58,511                 $784,145
 Restricted cash                        23,742                   23,742
 Marketable securities    468,810                               468,810
 Receivables,net          582,293      840,941                1,423,234
 Other current assets     296,578      252,331                  548,909
Total Current Assets    2,073,315    1,175,525                3,248,840

Deferred membership
  acquisition costs       383,177                               383,177
Franchise agreements, net              948,753                  948,753
Excess of cost over fair
  value of net assets
  acquired, net           449,503    1,868,438                2,317,941
Other intangible
  assets, net              28,710      588,710                  617,420
Other assets              297,456      848,357                1,145,813
                        3,232,161    5,429,783                8,661,944

Assets under management
  and mortgage programs
   Net investment in leases
     and leased vehicles             3,643,601                 3,643,601
   Relocation receivables              579,575                   579,575
   Mortgage loans held
     for sale                          820,615                   820,615
   Mortgage servicing rights
     and fees                          272,042                   272,042
                                     5,315,833                 5,315,833
Total Assets           $3,232,161  $10,745,616               $13,977,777


Liabilities and Shareholders' Equity
 Current Liabilities -
   accounts payable, accrued
   expenses and other
   current liabilities  $472,779    $1,279,038               $ 1,751,817
   Deferred income       692,855       250,525                   943,380
   Long-term debt        562,882     1,173,967                 1,736,849
   Other non-current
     liabilities           8,746       120,165                   128,911
                       1,737,262     2,823,695                 4,560,957
Liabilities under
  management and mortgage
  programs
    Debt                             4,776,153                 4,776,153
    Deferred income taxes              301,200                   301,200
                                     5,077,353                 5,077,353
Shareholders'Equity
  Common stock             4,164         1,614       2,190(a)      7,968
  Additional paid-in
    capital              696,929     2,234,646    (192,660)(a)   2,738,915
  Retained earnings      892,168       808,982                   1,701,150
  Treasury stock         (57,436)     (190,470)     190,470(a)    (57,436)
  Restricted stock,
    deferred
    compensation         (27,357)                                 (27.357)
  Foreign currency
    translation
    adjustment           (13,569)      (10,204)                  (23,773)
Total shareholders'
  equity               1,494,899     2,844,568                 4,339,467
Total Liabilities and
 Shareholders' Equity $3,232,161   $10,745,616               $13,977,777

             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)

NOTE 2 --  PENDING MERGER WITH HFS INCORPORATED (continued)

Pro Forma Combined Condensed Statements of Income
(In thousands, except per share amounts)

                          For the Six Months Ended
                            7/31/97       6/30/97      ProForma    Combined
                            Company        HFS        Adjustment   Companies
Revenues
  Membership and service
    fees, net              $1,125,159     $830,346               $1,955,505
  Software                    172,200                               172,200
  Fleet leasing (net of
   depreciation and interest
   costs of $584,275)                      146,581                  146,581
  Other                                    122,670                  122,670
Net revenues                1,297,359    1,099,597                2,396,956

Expenses
  Operating                   408,990      435,062                  844,052
  Marketing and reservation   461,906      130,481                  592,387
  General and administrative  140,991       57,112                  198,103
  Merger and restructuring
    charge associated with
    business combination(b)                303,000                  303,000
  Depreciation and
    amortization               33,397       86,534                  119,931
  Interest, net               (11,206)      30,747                   19,541
  Total expenses            1,034,078    1,042,936                2,077,014
  Income before income
    taxes                     263,281       56,661                  319,942
  Provision for income
    taxes                     100,498       72,005                  172,503
  Net income (loss)          $162,783     ($15,344)                $147,439

Per share information (d)
  Net income (loss) per share
   Primary and fully diluted    $0.38       ($0.10)                   $0.18
  Weighted average shares
    outstanding
    Primary                   436,237      158,342       266,714    861,293
    Fully diluted             439,166      158,342       266,680    864,188

ProForma Combined Condensed Statements of Income
(In thousands, except per share amounts)

                           For the Six Months Ended
                            7/31/96        6/30/96    Pro Forma   Combined
                            Company          HFS     Adjustment   Companies
Revenues
 Membership and service
   fees, net                $942,170       $423,022              $1,365,192
 Software                    129,053                                129,053
 Fleet leasing (net of
  depreciation and interest
  costs of $555,994)                        133,770                 133,770
 Other                                       66,252                  66,252
Net revenues                1,071,223       623,044               1,694,267

Expenses
 Operating                    326,341       295,383                 621,724
 Marketing and reservation    414,705       65,950                  480,655
 General and administrative   118,129       39,189                  157,318
 Merger costs (c)              28,635                                28,635
 Depreciation and
   amortization                26,147       36,982                   63,129
 Interest, net                 (4,075)      10,766                    6,691
Total expenses                909,882      448,270                1,358,152
Income before income taxes    161,341      174,774                  336,115
Provision for income taxes     68,759       71,157                  139,916
Net income                   $ 92,582    $ 103,617                $ 196,199

Per share information (d)
 Net income per share
   Primary                      $0.23        $0.69                    $0.26
   Fully diluted                $0.23        $0.68                    $0.26
 Weighted average shares outstanding
   Primary                    399,267      154,232      216,403     769,902
   Fully diluted              405,054      155,398      218,039     778,491



  (a) In connection with the Merger, each outstanding share of HFS common stock will be converted into the right to receive 2.4031 shares of Common Stock. In addition, each share of HFS common stock that is owned by HFS or the Company will be cancelled and retired. The proforma adjustments assume that all 158.3 million and 158.4 million shares of HFS common  stock  outstanding  at
       June  30,   1997 and 1996, respectively, (exclusive of 3.1 million
       and .3 million shares of HFS common stock in treasury which will be cancelled and retired in connection with the Merger) will be converted into approximately 380.4 million and 380.7 million shares of Common Stock in accordance with the exchange ratio.

  (b) Includes a one-time pre-tax merger and restructuring charge of $303 million (after-tax of $227 million or $.26 per common share for the six months ended July 31, 1997) recorded by HFS in connection with its merger with PHH Corporation ("PHH").

  (c) Includes a one-time pre-tax merger and restructuring charge of $28.6 million (after-tax of $25.1 million or $.03 per common share for the six months ended July 31, 1996) recorded by the Company in connection with the mergers with Davidson
       & Associates, Inc. ("Davidson") and Sierra On-Line ("Sierra").

  (d) Net income per share has been computed based upon the combined weighted average outstanding shares of Common Stock and HFS common stock for each period. The historical weighted average number of outstanding shares of HFS stock has been adjusted to reflect the exchange ratio of 2.4031 shares of Common Stock for each share of HFS common stock.

It is expected that the Company will incur pre-tax transaction costs associated with the Merger which are expected to range from $600 million to $650 million, of which approximately $125 million will be lump sum payments. These costs associated with the Merger are being established by the combined management. In determining the amount of the reserve for these costs, management is considering the costs relating to facility and systems consolidations, the costs associated with exiting certain activities and the costs associated with implementing the combined business strategy.

             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)

NOTE 3 --  MERGERS AND ACQUISITIONS

On August 13, 1997, the Company signed a definitive share purchase agreement to acquire Hebdo Mag International Inc., a leading publisher and distributor of classified advertising information, in a stock transaction valued at approximately $440 million. The consummation of the acquisition is subject to certain customary closing conditions. This acquisition will be accounted for in accordance with the pooling-of-interests method of accounting and is expected to be completed during the Fall of 1997.

During the six months ended July 31, 1997, the Company acquired certain entities for an aggregate purchase price of $49.0 million, satisfied by the payment of $11.2 million in cash and the issuance of 1.5 million shares of Common Stock. The excess of cost over net assets acquired resulting from these acquisitions aggregated $68.8 million. These acquisitions were accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations have been included in the consolidated results of operations from the respective dates of acquisition. The results of operations for the periods prior to the respective dates of acquisition were not significant to the Company's operations.

During February 1997, the Company acquired substantially all of the assets and assumed specific liabilities of Numa Corporation for $73.5 million. The purchase price was satisfied by the issuance of 3.4 million shares of Common Stock. This acquisition was accounted for as a pooling-of-interests; however, financial statements for periods prior to the date of acquisition have not been restated due to immateriality.

Principally in connection with the Davidson, Sierra and Ideon Group, Inc. ("Ideon") mergers which occurred during fiscal 1997, the Company charged approximately $179.9 million to operations as merger, integration, restructuring and litigation charges during the year ended January 31, 1997. Such costs in connection with the Davidson and Sierra mergers with the Company (approximately $48.6 million) are non-recurring and are comprised primarily of transaction costs, other professional fees and integration costs. Such costs associated with the Company's merger with Ideon (approximately $127.2 million) are non-recurring and include integration and transaction costs as well as a provision relating to certain litigation matters (see Note 6) giving consideration to the Company's intended approach to these matters. To date, such payments amounted to $125.9 million.

NOTE 4 -- SHAREHOLDERS' EQUITY AND NET INCOME PER COMMON SHARE

The change in common stock, additional paid-in capital and treasury stock relates principally to acquisitions and stock option activity.

Net income per common share, assuming the conversions of subordinated convertible notes during the three and six months ended July 31, 1997 occurred at the beginning of such period, would not differ significantly from the Company's actual earnings per share for such period.

Net income per common share includes the weighted average number of common and common equivalent shares outstanding during the respective periods. Common stock equivalents for the three and six month periods ended July 31, 1997 includes the dilutive effect of the 3% convertible subordinated notes issued February 11, 1997 using the if-converted method.

On January 31, 1998, the Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This new rule requires the Company to change the method currently used to compute earnings per share and requires restatement of all prior periods. Under the new requirements, the dilutive effect of stock options and convertible securities are excluded from computing primary earnings per share. The impact of SFAS No. 128 on the calculation of primary and fully diluted earnings per share for the three and six months ended July 31, 1997 and 1996 is not expected to be material.


             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)


NOTE 5 -- SOFTWARE RESEARCH AND DEVELOPMENT COSTS AND COSTS OF
        SOFTWARE REVENUE

Software research and development costs are included in operating expenses and aggregated $28.7 million and $15.3 million for the three months ended July 31, 1997 and 1996, respectively, and $52.9 million and $30.2 million for the six months ended July 31, 1997 and 1996, respectively. Costs of software revenue are included in operating expenses and aggregated $28.0 million and $21.1 million for the three months ended July 31, 1997 and 1996, respectively, and $57.0 million and $45.9 million for the six months ended July 31, 1997 and 1996, respectively.

NOTE 6 -- CONTINGENCIES - IDEON

On June 13, 1997, the Company entered into an agreement (the "Agreement") with Peter Halmos, the co-founder of SafeCard Services, Incorporated ("SafeCard"), which was reorganized in
1995  as Ideon.  The Company acquired Ideon in August 1996.   The
Agreement, provides   for   the
settlement of all of the outstanding litigations involving Peter Halmos, SafeCard and Ideon previously described in the Company's
Form 10-K. The Agreement became effective in July 1997. The Agreement calls for the dismissal with prejudice of these outstanding litigation matters and the payment to Peter Halmos, over a six-year period, of $70.5 million. Specifically, the Agreement requires that the Company pay Peter Halmos one up-front payment of $13.5 million and six subsequent annual payments of $9.5 million each. The Agreement also calls for the transfer to the Company of assets related to SafeCard's CreditLine business, including the transfer by CreditLine Corporation to the Company of all of CreditLine Corporations's rights under a marketing agreement between it and SafeCard dated November 1, 1988.

The  following  Halmos  related  cases  have  been  or  will   be
dismissed;

1. Halmos Trading & Investing Company v. SafeCard Services, Inc. and Gerald Cahill v. Peter A. Halmos and Steven J. Halmos and Halmos Trading & Investment Co., Case No. 93-04354 (06) in the Circuit Court for the 17th Judicial Circuit in and for Broward County, Florida.

2. SafeCard Services, Inc v. Peter Halmos, a Florida resident; High Plains Capital Corporation, a Wyoming corporation; and CreditLine Corporation, a Wyoming corporation which is pending in the District Court, First Judicial District of Laramie County,
    Wyoming; Case No. Doc. 134, No. 192.

3.  Peter Halmos, CreditLine Corporation and Continuity Marketing
    Corporation v. Paul G. Kahn, William T. Bacon, Robert L.
    Dilenschneider, Eugene Miller and SafeCard Services, Inc., in the United States District Court, Southern District of Florida, Case No. 94-6920 CG-NESBITT.

4. Peter Halmos v. SafeCard Services, Inc., William T. Bacon, Jr., Barry I. Tillis and Barry Natter, Case No. 95-6325 (AJ) filed in the Circuit Court, Fifteenth Judicial Circuit, in and for Palm Beach County, Florida.

5.  Ideon Group, Inc., SafeCard Services, Inc., Paul G. Kahn,
    William T. Bacon, Jr., Marshall L. Burman, John Ellis (Jeb) Bush, Robert L. Dilenschneider, Adam W. Herbert, Eugene Miller, and Thomas F. Petway, III v. Peter Halmos, Civil Action No. 14600, filed in the Court of Chancery of New Castle County, Delaware.

6.  High Plains Capital Corporation f/k/a Halmos & Company, Inc.
    v. Ideon Group, Inc., SafeCard Services, Inc., Eugene Miller, Robert L. Dilenschneider, and the Dilenschneider Group, Inc., Palm Beach County, Florida, Civil Action No. CL 95 8313 AE (Hon. Walter Colbath).

7. High Plains Capital Corporation v. Ideon Group, Inc. and SafeCard Services, Inc., Civil Action No. 95 015024, Seventeenth Judicial Circuit, Broward County, Florida.



             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)


NOTE 6 -- CONTINGENCIES - IDEON (continued)

The following actions remain pending, in whole or in part, as described below:

A suit initiated by Peter Halmos, related entities, and Myron Cherry (a former lawyer for SafeCard) in July 1993 in Cook County Circuit Court in Illinois against SafeCard and one of Ideon's directors, purporting to state claims aggregating in excess of $100 million, principally relating to alleged rights to "incentive compensation," stock options or their equivalent, indemnification, wrongful termination and defamation. On February 7, 1995, the court dismissed with prejudice Peter Halmos' claim regarding alleged rights to "incentive compensation," stock options or their equivalent, wrongful termination and defamation. Mr. Halmos has appealed this ruling. SafeCard has filed an answer to the remaining indemnification claims. Its obligation to file an answer to the claims of Myron Cherry have been stayed pending settlement discussions. On December 28, 1995, the court stayed Halmos' indemnification claims pending resolution of a declaratory judgment action filed by Ideon in Delaware Chancery Court. As a result of the Halmos settlement only the claims of Myron Cherry remain pending.

A suit seeking monetary damages by Peter Halmos, a trustee for the Peter A. Halmos revocable trust dated January 24, 1990 and the Halmos Foundation, Inc. individually and certain other named parties on behalf of themselves and all others similarly situated against SafeCard, one its officers, one of its former officers and three of Ideon's directors in the United States District Court for the Southern District of Florida in December 1994. This litigation involves claims by a putative class of sellers of SafeCard Stock for the period January 11, 1993 through December 8, 1994 for alleged violations of the federal and states securities laws in connection with alleged improprieties in
SafeCard's investor relations program. The complaint also includes individual claims made by Peter Halmos in connection with the sale of stock by two trusts controlled by him. SafeCard and the individual defendants have filed a motion to dismiss. There has been limited discovery on class certification and identification of "John Doe" defendant issues. Ideon filed its opposition to the pending motion for class certification on December 11, 1995. Plaintiffs' reply was filed March 19, 1996. On September 9, 1996, the Court entered an order abating the action until December 9, 1996 to permit the parties to engage in settlement negotiations. On February 11, 1997, the Court entered an order abating the stay. On August 8, 1997, the Court entered an order setting the case for trial on December 8, 1997. As a result of the settlement, Halmos released all individual claims against defendants, while reserving the right to seek reimbursement (for his former efforts and expenses on behalf of class members) from any potential judgment the remaining class plaintiffs might obtain. Halmos will dismiss with prejudice his individual claims against the defendants, which included claims on behalf of the Halmos Trust (counts VIII-XIX). Halmos has also agreed under the Settlement not to aid parties in litigation against the Company, its officers or directors.

A suit seeking monetary damages and injunctive relief by LifeFax, Inc. and Continuity Marketing Corporation companies affiliated with Peter Halmos, in the State Circuit Court in Palm Beach County, Florida in July 1995 against Ideon, Family Protection Network, Inc., SafeCard, one of Ideon's directors and Ideon's Chief Executive Officer purporting to state various statutory and tort claims. The claims principally relate to the allegation by these
companies   that  SafeCard's  Family  Protection   Network   were
conceived and commercialized by, among others, Peter Halmos and have been improperly copied. An amended complaint filed on June 14, 1995 seeking monetary damages adds to the prior claims certain claims by Nicholas Rubino that principally relate to the allegation that SafeCard's Pet Registration Product was conceived by Mr. Rubino and has been improperly copied. The Company has
filed   an  appropriate  answer.   As  a  result  of  the  Halmos
settlement, all claims of Continuity Marketing Corporation will be dismissed, leaving pending only the claims related to Family Protection Network and the Pet Registration Program.

A suit seeking monetary damages and declaratory relief by Peter Halmos, individually and as trustee for the Peter A. Halmos revocable trust dated January 24, 1990 and by James B. Chambers, individually and on behalf of himself and all others similarly situated against Ideon, SafeCard, each of the members of Ideon's Board of Directors, three non-board member officers of Ideon, Ideon's previous outside auditor and one of Ideon's outside counsel in the United States District Court for the Southern District of Florida in June 1995. The litigation involves claims by a putative class of purchasers of Ideon stock between December 14, 1994 and May 25, 1995 and on behalf of a separate class of
all  record holders of SafeCard stock as of April 27,  1995.   The
putative class claims are for alleged


             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)


NOTE 6 -- CONTINGENCIES - IDEON (continued)

violations of the federal securities laws, for alleged breach of fiduciary duty and alleged negligence in connection with certain matters voted on at the Annual Meeting of SafeCard stockholders held on April 27, 1995. Ideon and the individual defendants have filed a motion to dismiss these claims. There has been limited
discovery  on  class  certification  issues.   Ideon  filed   its
opposition to the pending motion for class certification on December 11, 1995. Plaintiffs' reply was filed March 19, 1996. On September 9, 1996, the Court entered an order abating the action until December 9, 1996 to permit the parties to engage in settlement negotiations. On December 5, 1996, plaintiffs filed a motion for leave to file an amended complaint, name additional parties (previously named as "John Does") and include additional
legal  claims.   The amended complaint is a purported  buyer  and
class action under the securities and racketeering laws alleging Ideon and others engaged in a stock manipulation scheme to artificially inflate the price of SafeCard/Ideon stock between January 1993 and December 1995. On August 8, 1997, the Court entered an order resetting the trial date beginning February 16,
1998.   On  June  13, 1997, Peter Halmos and the Company  entered
into a settlement in which Halmos released all individual claims against defendants, while reserving the right to seek reimbursement (for his former efforts and expenses on behalf of class members) from any potential judgment the remaining class
plaintiffs might  obtain.  Halmos  will  dismiss   with prejudice
his individual claims in counts VIII - XIX against the defendants. Halmos has also agreed in the Settlement not to aid any parties in litigation against the Company, its officers or directors.

A purported shareholder derivative action initiated by Michael P. Pisano, on behalf of himself and other stockholders of SafeCard and Ideon against SafeCard, Ideon, two of their officers, and Ideon's directors in United States District Court, Southern District of Florida. This litigation involves claims that the officers and directors of SafeCard have improperly refused to accede Peter Halmos' litigation and indemnification demands against Ideon. Ideon and the individual defendants have filed motions to dismiss the first amended complaint. On September 29, 1995, Pisano filed a second amended complaint which made additional allegations of waste and mismanagement against Ideon's officers and directors in connection with the Family Protection Network and PGA Tour Partners products. On December 26, 1995, Ideon filed motions to dismiss the Second Amended Complaint. On June 4 and June 19, 1996, orders were entered dismissing plaintiff's claims with prejudice for failure to join an indispensable party, Peter Halmos. On June 27, 1996, plaintiff filed a notice of appeal. Plaintiff filed initial and reply briefs and Ideon filed an answer brief. On June 6, 1997, the Appellate Court affirmed the dismissal.

A suit by Lois Hekker on behalf of herself and all others similarly situated seeking monetary damages against Ideon and its former Chief Executive Officer in the United States District Court for the Middle District of Florida on July 28, 1995. The litigation involves claims by a putative class of purchasers of Ideon stock for the period April 25, 1995 through May 25, 1995 for alleged violation of the federal securities laws in connection with statements made about Ideon's business and financial performance. Defendants filed a motion to dismiss on October 2, 1995. On January 3, 1996, the court stayed all merits discovery pending rulings on the motion to dismiss and on the plaintiff's motion for class certification. On August 19, 1996, the court denied the Company's motion to dismiss. The Company filed its answer. On May 6, 1997, the Court entered an order abating the action while the parties engage in settlement negotiations.

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



             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)


NOTE 6 -- CONTINGENCIES - IDEON (continued)

The Company established a reserve upon the consummation of the merger with Ideon during the third quarter of fiscal 1997 related, in part, to these litigation matters. The Company is also involved in certain other claims and litigation arising in the ordinary course of business, which are not considered material to the financial position, operations or cash flows of the Company. Although not anticipated, the outcome of the class action matters described above could also exceed the amount accrued.

ITEM 2.
             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

              Three Months Ended July 31, 1997 vs.
                Three Months Ended July 31, 1996


The Company's overall membership base continues to grow at a rapid rate (from 62.3 million members at July 31, 1996 to 70.7 million members at July 31, 1997), which is the largest contributing factor to the 19% increase in membership revenues (from $487.2 million for the quarter ended July 31, 1996 to $581.1 million for the quarter ended July 31, 1997). While the overall membership base increased by approximately 2.1 million members during the quarter, the average annual fee collected for the Company's membership services increased by approximately 1%. The Company divides its memberships into three categories: individual, wholesale and discount program memberships. Individual memberships consist of members that pay directly for the services and the Company pays for the marketing costs to solicit the member, primarily using direct marketing techniques. Wholesale memberships include members that pay directly for the services to their sponsor and the Company does not pay for the marketing costs to solicit the members. Discount program memberships are generally marketed through a direct sales force, participating merchant or general advertising and the related fees are either paid directly by the member or the local retailer. All of these categories share various aspects of the Company's marketing and operating resources.

Compared to the previous year's second quarter, individual, wholesale and discount program memberships grew by 11%, 22% and 12%, respectively. Wholesale memberships have grown in part due to the success of the Company's international business in Europe. For the quarter ended July 31, 1997, individual, wholesale and discount program memberships represented 67%, 14% and 19% of membership revenues, respectively. The Company maintains a flexible marketing plan so that it is not dependent on any one service for the future growth of the total membership base.

Software revenues increased 34% from $68.6 million for the quarter ended July 31, 1996 to $91.6 million for the quarter ended July 31, 1997. Distribution revenue, which consists principally of third-party software and typically has low operating margins, increased 56% from $12.6 million for the quarter ended July 31, 1996 to $19.7 million for the quarter ended July 31, 1997. The Company's software operations continue to grow by focusing on selling titles through retailers. Excluding distribution revenue, core software revenue grew by 28%. Contributing to the software revenue growth in the current fiscal year is the availability of a larger number of titles as well as the significant increase in the installed base of CD-ROM personal computers.

As the Company's membership services continue to mature, a greater percentage of the total individual membership base is in its renewal years. This results in increased profit margins for the Company due to the significant decrease in certain marketing costs incurred on renewing members. Improved response rates for new members also favorably impacted profit margins. As a result, operating income before other interest income, net, interest expense on 3% convertible notes, merger costs and income taxes ("EBIT") increased from $104.0 million to $143.1 million and EBIT margins improved from 18.7% to 21.3%.

Individual membership usage continues to increase, which contributes to additional service fees and indirectly contributes to the Company's strong renewal rates. Historically, an increase in overall membership usage has had a favorable impact on renewal rates. The Company records its deferred revenue net of estimated cancellations which are anticipated in the Company's marketing programs. Included in total revenues for the quarter ended July 31, 1997, are revenues resulting from acquisitions which were completed during the six months ended July 31, 1997. However, total revenues contributed from these acquisitions are not material to the Company's total reported revenues.


             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)


              Three Months Ended July 31, 1997 vs.
          Three Months Ended July 31, 1996 (continued)


Operating costs increased 19% (from $168.0 million to $199.5 million). The major components of the Company's membership operating costs continue to be personnel, telephone, computer processing and participant insurance premiums (the cost of obtaining insurance coverage for members). Historically, the Company has seen a direct correlation between providing a high level of service to its members and improved retention. The major components of the Company's software operating costs are material costs, manufacturing labor and overhead, royalties paid to developers and affiliated label publishers and research and development costs related to designing, developing and testing new software products. The increase in overall operating costs is due principally to the variable nature of many of these costs and, therefore, the additional costs incurred to support the growth in the membership base and software sales.

Marketing costs decreased as a percentage of revenue, from 38% to 36%. This decrease is primarily due to improved per member acquisition costs and an increase in renewing members. Membership acquisition costs incurred increased 3% (from $146.1 million to $150.1 million) as a result of the increased marketing effort which resulted in an increased number of new members acquired. Marketing costs include the amortization of membership acquisition costs and other marketing costs, which primarily consist of membership communications and sales expenses. Amortization of membership acquisition costs decreased by 6% (from $159.1 million to $150.3 million), which reflects a reduction in membership acquisition costs period to period resulting from increased conversion rates in the Company's membership marketing programs. Other marketing costs increased by 82% (from $50.4 million to $91.8 million). The overall increase in marketing costs resulted primarily from the costs of servicing a larger membership base and expenses incurred when selling and marketing a larger number of software titles. The marketing functions for the Company's membership services are combined for its various services, and, accordingly, there are no significant changes in marketing costs by membership service.

The Company routinely reviews all membership renewal rates and has not seen any material change over the last year in the average renewal rate. Renewal rates are calculated by dividing the total number of renewing members not requesting a refund during their renewal year by the total members eligible for renewal.

General and administrative costs remained constant as a percentage of revenue (13%). This is a result of the Company's ongoing focus on controlling overhead. Other interest income, net, increased from $1.8 million to $10.3 million primarily due to the increased level of cash generated by the Company from the proceeds of its issuance of 3% convertible subordinated notes in February 1997 (see "Liquidity And Capital Resources; Inflation; Seasonality").


             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS  (continued)

               Six Months Ended July 31, 1997 vs.
                 Six Months Ended July 31, 1996


The Company's overall membership base continues to grow at a rapid rate (from 62.3 million members at July 31, 1996 to 70.7 million members at July 31, 1997), which is the largest contributing factor to the 19% increase in membership revenues (from $942.2 million for the six months ended July 31, 1996 to $1,125.2 million for the six months ended July 31, 1997). While the overall membership base increased by approximately 4.4 million members during the six months ended July 31, 1997, the average annual fee collected for the Company's membership services increased by approximately 3%. The Company divides its memberships into three categories: individual, wholesale and discount program memberships. Individual memberships consist of members that pay directly for the services and the Company pays for the marketing costs to solicit the member, primarily using direct marketing techniques. Wholesale memberships include members that pay directly for the services to their sponsor and the Company does not pay for the marketing costs to solicit the members. Discount program memberships are generally marketed through a direct sales force, participating merchant or general advertising and the related fees are either paid directly by the member or the local retailer. All of these categories share various aspects of the Company's marketing and operating resources.

Compared to the previous year's first six months, individual, wholesale and discount program memberships grew by 11%, 22% and 12%, respectively. Wholesale memberships have grown in part due to the success of the Company's international business in Europe. For the six months ended July 31, 1997, individual, wholesale and discount program memberships represented 67%, 14% and 19% of membership revenues, respectively. The Company maintains a flexible marketing plan so that it is not dependent on any one service for the future growth of the total membership base.

Software revenues increased 33% from $129.1 million for the six months ended July 31, 1996 to $172.2 million for the six months ended July 31, 1997. Distribution revenue, which consists principally of third-party software and typically has low operating margins, increased 39% from $25.7 million for the six months ended July 31, 1996 to $35.8 million for the six months ended July 31, 1997. The Company's software operations continue to grow by focusing on selling titles through retailers. Excluding distribution revenue, core software revenue grew by 32%. Contributing to the software revenue growth in the current fiscal year is the availability of a larger number of titles as well as the significant increase in the installed base of CD-ROM personal computers.

As the Company's membership services continue to mature, a greater percentage of the total individual membership base is in its renewal years. This results in increased profit margins for the Company due to the significant decrease in certain marketing costs incurred on renewing members. Improved response rates for new members also favorably impacted profit margins. As a result, EBIT increased from $185.9 million to $252.1 million and EBIT margins improved from 17.4% to 19.4%.

Individual membership usage continues to increase, which contributes to additional service fees and indirectly contributes to the Company's strong renewal rates. Historically, an increase in overall membership usage has had a favorable impact on renewal rates. The Company records its deferred revenue net of estimated cancellations which are anticipated in the Company's marketing programs. Included in total revenues for the six months ended July 31, 1997, are revenues resulting from acquisitions which were completed during the six months ended July 31, 1997. However, total revenues contributed from these acquisitions are not material to the Company's total reported revenues.


             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)


               Six Months Ended July 31, 1997 vs.
           Six Months Ended July 31, 1996 (continued)


Operating costs increased 25% (from $326.3 million to $409.0 million). The major components of the Company's membership operating costs continue to be personnel, telephone, computer processing and participant insurance premiums (the cost of obtaining insurance coverage for members). Historically, the Company has seen a direct correlation between providing a high level of service to its members and improved retention. The major components of the Company's software operating costs are material costs, manufacturing labor and overhead, royalties paid to developers and affiliated label publishers and research and development costs related to designing, developing and testing new software products. The increase in overall operating costs is due principally to the variable nature of many of these costs and, therefore, the additional costs incurred to support the growth in the membership base and software sales.

Marketing costs decreased as a percentage of revenue, from 39% to 36%. This decrease is primarily due to improved per member acquisition costs and an increase in renewing members. Membership acquisition costs incurred decreased 9% (from $310.4 million to $283.2 million) primarily due to increased conversion rates in the Company's various membership marketing programs. Marketing costs include the amortization of membership acquisition costs and other marketing costs, which primarily consist of membership communications and sales expenses. Amortization of membership acquisition costs decreased by 6% (from $319.5 million to $301.6 million), which reflects a reduction in membership acquisition costs period to period resulting from increased conversion rates in the Company's membership marketing programs. Other marketing costs increased by 68% (from $95.2 million to $160.3 million). The overall increase in marketing costs resulted primarily from the costs of servicing a larger membership base and expenses incurred when selling and marketing a larger number of software titles. The marketing functions for the Company's membership services are combined for its various services, and, accordingly, there are no significant changes in marketing costs by membership service.

The Company routinely reviews all membership renewal rates and has not seen any material change over the last year in the average renewal rate. Renewal rates are calculated by dividing the total number of renewing members not requesting a refund during their renewal year by the total members eligible for renewal.

General and administrative costs remained constant as a percentage of revenue (13%). This is a result of the Company's ongoing focus on controlling overhead. Other interest income, net, increased from $4.1 million to $19.0 million primarily due to the increased level of cash generated by the Company from the proceeds of its issuance of 3% convertible subordinated notes in February 1997 (see "Liquidity And Capital Resources; Inflation; Seasonality").


             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)

Membership Information

The  following chart sets forth the approximate number of members and net additions for the respective periods. All membership data has been restated to reflect the acquisition of Ideon in August 1996; however it has not been restated to reflect other members added through acquisitions ("Acquired Members").
                                                      Net New Member
                                    Number of            Additions
Period                               Members          for the Period
Six Months Ended July 31, 1997      70,685,000             4,350,000
Year Ended January 31, 1997         66,335,000             6,685,000
Six Months Ended July 31, 1996      62,315,000             2,665,000
Year Ended January 31, 1996         59,650,000            12,750,000*
Quarter Ended July 31, 1997         70,685,000             2,125,000
Quarter Ended July 31, 1996         62,315,000             1,440,000

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

Liquidity And Capital Resources; Inflation; Seasonality

Funds for the Company's operations have been provided principally through cash flows from operations and credit facilities, while acquisitions have also been funded through the issuance of Common Stock. The Company entered into a credit agreement effective March 26, 1996 which provides for a $500 million revolving credit facility with a variety of different types of loans available thereunder ("Credit Agreement"). At July 31, 1997, no borrowings under the Credit Agreement were outstanding. The Credit Agreement is scheduled to expire March 26, 2001.

On February 11, 1997, the Company issued $550 million in principal amount of 3% convertible subordinated notes (the "3% Notes") due February 15, 2002. Interest on the 3% Notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 1997. For the six month period ended July 31, 1997, interest expense on the 3% Notes was $7.8 million. As a result of the failure of the Company to comply with certain registration requirements set forth in a registration rights agreement between the Company and the initial purchasers of the 3% Notes, commencing on August 11, 1997 the Company began to accrue interest under the 3% Notes at the rate of 3.25% until such time as the Company complies with such requirements of that agreement. The Company anticipates complying with such registration requirements as soon as practicable.

The Company invested approximately $58.9 million in acquisitions, net of cash acquired, during the six months ended July 31, 1997. Substantially all acquisitions have been fully integrated into the Company's operations. The Company is not aware of any trends, demands or uncertainties that will have a material effect on the Company's liquidity. The Company anticipates that cash flows from operations and its credit facilities will be sufficient to achieve its current long-term objectives.

The Company does not anticipate any material capital expenditures for the remainder of the year. Total capital expenditures were $31.5 million for the six months ended July 31, 1997.

The Company intends to continue to review potential acquisitions that it believes would enhance the Company's growth and profitability. Any acquisitions will initially be financed through the issuance of Common Stock, excess cash flows from operations, the Company's Credit Agreement or from the proceeds of the issuance of the 3% Notes. However, depending on the financing necessary to complete an acquisition, additional funding may be required.

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

For the six months ended July 31, 1997, the Company's international businesses represented less than 10% of EBIT. Operating in international markets involves dealing with sometimes volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company is complex because it is linked to variability in real growth, inflation, interest rates and other factors. Because the Company operates in a mix of membership services and numerous countries, management believes currency exposures are fairly well diversified. To date, currency exposure has not been a significant competitive factor at the local market operating level. As international operations continue to expand and the number of cross-border transactions increases, the Company intends to continue monitoring its currency exposures closely and take prudent actions as appropriate.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Ideon   and   certain  of  its  subsidiaries  are  defending   or
prosecuting a number of complex lawsuits (See Note 6 to Condensed
Consolidated  Financial Statements).

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended July 31, 1997, the Company issued the following equity securities that were not registered under the Securities Act:

     (a) During February and March 1997, the Company issued 150,000 shares of restricted Common Stock to four employees of its CUC Software division in connection with their employment by the Company. The issuance was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, as this issuance did not involve a "public offering" pursuant to the Securities Act given the limited number and scope of person to whom the securities were issued.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on June 11, 1997. The results of the matters voted on by the Company's shareholders at such meeting were described in Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997. These matters included: the election of Bartlett Burnap, Walter A. Forbes and Robert P. Rittereiser to the Board of Directors of the Company, each for a term expiring in 2000; the approval of the Company's 1997 Stock Option Plan; and the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors.

The Company has scheduled a special meeting of its shareholders for October 1, 1997, pursuant to a Notice of Special Meeting and Proxy Statement dated August 28, 1997, a copy of which has been filed previously with the Securities and Exchange Commission, at which shareholders of the Company will consider approval of the proposed merger of the Company and HFS (and related transactions contemplated thereby), and approval of the Company's 1997 Stock Incentive Plan.

ITEM 5:  OTHER INFORMATION

On May 27, 1997, the Company entered into an agreement to merge with HFS Incorporated ("HFS"). The consummation of this merger is subject to certain customary closing conditions, including the approval of the shareholders of both companies. See Note 2 to Condensed Consolidated Financial Statements for additional information relating to the HFS merger including unaudited pro forma combined condensed financial statements as of July 31, 1997 and for the six months ended July 31, 1997 and 1996.

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

    10.9  Employment Agreement with Kenneth A. Williams, dated
          July 24, 1996 (filed as Exhibit 10.11 to the Company's
          Form 10-Q for the period ended July 31, 1996).*

   10.10 Non-Competition Agreement with Kenneth A. Williams, dated July 24, 1996 (filed as Exhibit 10.12 to the Company's
          Form 10-Q for the period ended July 31, 1996).*

   10.11  Form of Employee Stock Option under the 1987 Stock
          Option Plan, as amended (filed as Exhibit 10.13 to the Company's Form 10-Q for the period ended October 31,
          1996).*

   10.12  Form  of  Director Stock Option for  1990  and  1992
          Directors Stock Options Plans (filed as Exhibit 10.4 to the Company's Annual Report for the fiscal year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

   10.13  Form  of  Director Stock Option for 1994  Directors
          Stock Option Plan, as amended (filed as Exhibit 10.15 to the Company's Form 10-Q for the period ended October
          31, 1996).*


PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (continued)

(a) Exhibit
     No.                  Description

   10.14  1987  Stock  Option  Plan,  as  amended  (filed  as
          Exhibit 10.16 to the Company's Form 10-Q for the period ended October 31, 1996).*

   10.15  1990  Directors  Stock  Option  Plan,  as  amended
          (filed as Exhibit 10.17 to the Company's Form 10-Q for the period ended October 31, 1996).*

   10.16  1992  Directors  Stock  Option  Plan,  as  amended
          (filed as Exhibit 10.18 to the Company's Form 10-Q for the period ended October 31, 1996).*

   10.17  1994  Directors  Stock  Option  Plan,  as  amended
          (filed as Exhibit 10.19 to the Company's Form 10-Q for the period ended October 31, 1996).*

   10.18  1996  Executive Retirement Plan (filed as  Exhibit
          10.22  to the Company's Form 10-Q for the period  ended
          April 30, 1997).*

   10.19 1997 Stock Option Plan (filed as Exhibit 10.23 to the Company's Form 10-Q for the period ended April 30,
          1997).*

   10.20  Form of Employee Stock Option under the 1997 Stock
          Option  Plan  (filed as Exhibit 10.24 to the  Company's
          Form 10-Q for the period ended April 30, 1997).*

   10.21  Restricted Stock Plan and Form of Restricted Stock
          Plan Agreement (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

   10.22 Credit Agreement, dated as of March 26, 1996, among: CUC International Inc.; the banks signatory thereto; The Chase Manhattan Bank, N.A., Bank of Montreal, Morgan Guaranty Trust Company of New York, and The Sakura Bank, Limited as Co-Agents; and The Chase Manhattan Bank, N.A., as Administrative Agent (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31,
          1996).*

   10.23 Agreement and Plan of Merger, dated October 17, 1995, among CUC International Inc., Retreat Acquisition Corporation and Advance Ross Corporation (filed as Exhibit 2 to the
          Company's Registration Statement on Form S-4, Registration No. 33-64801, filed on December 7, 1995).*

   10.24  Agreement and Plan of Merger, dated as of February
          19, 1996, by and among Davidson & Associates, Inc., CUC International Inc. and Stealth Acquisition I Corp. (filed as Exhibit 2(a) to the Company's Report on Form 8-K filed March 12, 1996).*

   10.25 Amendment No.1 dated as of July 24, 1996, among Davidson & Associates, Inc., CUC International Inc. and Stealth Acquisition I Corp. (filed as Exhibit 2.2 to the Company's Report on Form 8-K filed August 5,
          1996).*

   10.26 Agreement and Plan of Merger, dated as of February 19, 1996, by and among Sierra On-Line, Inc., CUC International Inc. and Larry Acquisition Corp. (filed as Exhibit 2(b) to the Company's Report on Form 8-K filed March 12, 1996).*

   10.27  Amendment No.1 dated as of March 27, 1996, among Sierra
          On-Line, Inc., CUC International Inc. and Larry Acquisition Corp. (filed as Exhibit 2.4 to the Company's Report on
          Form 8-K filed August 5, 1996).*

   10.28 Amendment No.2 dated as of July 24, 1996, among Sierra On-Line, Inc., CUC International Inc. and Larry
          Acquisition  Corp.  (filed  as  Exhibit   2.5   to   the
          Company's Report on Form 8-K filed August 5, 1996).*

PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (continued)

(a) Exhibit
    No.                 Description

   10.29 Agreement of Sale dated July 23, 1996, between Robert M. Davidson and Janice G. Davidson and CUC Real Estate Holdings, Inc. (filed as Exhibit 10.2 to the Company's Report on Form 8-K filed August 5, 1996).*

   10.30 Agreement and Plan of Merger, dated as of July 19, 1996, by and among Ideon Group, Inc., CUC International Inc. and IG Acquisition Corp. (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

   10.31 Form of U.S. Underwriting Agreement dated October 1996, among CUC International Inc., certain selling
          stockholders  and  the  U.S.  Underwriters  (filed   as
          Exhibit 1.1 (a) to the Company's Registration Statement on Form S-3, Registration No. 333-13537, filed on October 9, 1996).*

   10.32 Form of International Underwriting Agreement dated October 1996, among CUC International Inc., certain selling stockholders and the International Underwriters (filed as Exhibit 1.1 (b) to the Company's Registration Statement on Form S-3, Registration No. 333-13537, filed on October 9, 1996).*

   10.33  Registration Rights Agreement dated as of February
          11, 1997, between CUC International Inc. and Goldman, Sachs & Co. (for itself and on behalf of the other purchasers party thereto) (filed as Exhibit 4(b) to the Company's Report on Form 8-K filed February 13, 1997).*

   10.34  Agreement   and  Plan  of  Merger   between   CUC
          International Inc. and HFS Incorporated, dated as of May 27, 1997 (filed as Exhibit 2.1 to the Company's
          Report on Form 8-K filed on May 29, 1997).*

   10.35  Plan for Corporate Governance of CUC International
          Inc.  following  the Effective Time (filed  as  Exhibit
          99.2  to the Company's Report on Form 8-K filed on  May
          29, 1997).*

      11  Statement re: Computation of Per Share Earnings (Unaudited)

      27  Financial data schedule



(b) During the quarter ended July 31, 1997, the Company filed the following Current Reports on Form 8-K:

     (1) Current Report on Form 8-K, filed on May 29, 1997, reporting an Item 5 ("Other Events") event and an Item 7
         ("Financial Statements, Pro Forma Financial Information and Exhibits") event.







      *Incorporated by reference








                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CUC INTERNATIONAL INC.
                                (Registrant)





Date:  September 15, 1997       By:  WALTER A. FORBES
                                Walter A. Forbes - Chief Executive
                                Officer and Chairman of the Board
                                (Principal Executive Officer)





Date: September 15, 1997        By:  COSMO CORIGLIANO
                                Cosmo Corigliano - Senior Vice
                                President and Chief Financial
                                Officer (Principal Financial and
                                Accounting Officer)





















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

   10.7   Agreement with Amy N. Lipton, dated February 1 1996
          (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31,
          1996).*

   10.8   Amendment to Agreement with Amy N. Lipton, dated
          January 1, 1997 (filed  as  Exhibit 10.8 to the
          Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997).*

   10.9 Employment Agreement with Kenneth A. Williams, dated July 24, 1996 (filed as Exhibit 10.11 to the
          Company's Form 10-Q for the period ended July 31, 1996).*

  10.10 Non-Competition Agreement with Kenneth A. Williams, dated July 24, 1996 (filed as Exhibit 10.12 to the
          Company's Form 10-Q for the period ended July 31, 1996).*

                           INDEX TO EXHIBITS

    Exhibit
     No.                 Description                                 Page

  10.11   Form  of Employee Stock Option under the 1987 Stock
          Option Plan, as amended (filed as Exhibit 10.13 to the Company's Form 10-Q for the period ended
          October 31, 1996).*

  10.12 Form of Director Stock Option for 1990 and 1992 Directors Stock Option Plans (filed as Exhibit 10.4 to the Company's Annual Report for the fiscal year ended January 31, 1991, as amended December 12, 1991 and December 19, 1991).*

  10.13   Form of Director Stock Option for 1994 Directors
          Stock Option Plan, as amended (filed as Exhibit 10.15 to the Company's Form 10-Q for the period ended
          October 31, 1996).*

  10.14   1987 Stock Option Plan, as  amended (filed as Exhibit
          10.16 to the Company's Form 10-Q for the period ended
          October 31, 1996).*

  10.15   1990 Directors Stock Option Plan, as amended (filed as
          Exhibit 10.17  to  the Company's Form 10-Q for the
          period  ended October 31, 1996).*

  10.16   1992 Directors Stock Option Plan, as amended  (filed as
          Exhibit 10.18  to  the Company's Form 10-Q for the
          period  ended October 31, 1996).*

  10.17   1994 Directors Stock Option Plan, as amended (filed as
          Exhibit 10.19  to  the Company's Form 10-Q for the
          period  ended October 31, 1996).*

  10.18   1996   Executive  Retirement   Plan (filed as Exhibit
          10.22 to the Company's Form 10-Q for the period ended
          April  30, 1997).*

  10.19 1997 Stock Option Plan (filed as Exhibit 10.23 to the Company's Form 10-Q for the period ended April 30,
          1997).*

  10.20   Form  of Employee Stock Option under the 1997 Stock
          Option Plan  (filed  as Exhibit 10.24 to the Company's
          Form  10-Q for the period ended April 30, 1997).*

  10.21   Restricted Stock Plan and Form of Restricted Stock
          Plan Agreement (filed as Exhibit  10.24 to the
          Company's  Annual Report  on Form 10-K for the fiscal
          year ended January 31, 1991, as amended December 12,
          1991 and December   19, 1991).*

  10.22   Credit  Agreement,  dated  as   of  March 26, 1996,
          among: CUC International Inc.; the Banks signatory thereto; The Chase Manhattan Bank, N.A., Bank of Montreal, Morgan Guaranty Trust Company of New York, and the Sakura Bank, Limited as Co-Agents; and The Chase Manhattan Bank, N.A., as Administrative Agent (filed as Exhibit 10.17 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          January 31, 1996).*

  10.23 Agreement and Plan of Merger, dated October 17, 1995, among CUC International Inc., Retreat Acquisition Corporation and Advance Ross Corporation (filed as Exhibit 2 to the Company's Registration Statement on Form S-4,
          Registration  No. 33-64801, filed on December 7, 1995).*

  10.24   Agreement and Plan of Merger, dated as  of February 19,
          1996, by and among  Davidson & Associates, Inc.,
          CUC  International Inc. and Stealth Acquisition I Corp.
          (filed  as  Exhibit 2(a) to the  Company's Report on
          Form  8-K  filed  March   12, 1996).*

                          INDEX TO EXHIBITS
    Exhibit
    No.                      Description                            Page

  10.25   Amendment No.1 dated as of July 24,  1996, among
          Davidson & Associates,  Inc.,  CUC International Inc.
          and Stealth Acquisition I Corp. (filed as Exhibit 2.2 to the Company's Report on Form 8-K filed
          August 5, 1996). *

 10.26    Agreement and Plan of Merger, dated as  of February 19,
          1996, by and among Sierra On-Line, Inc., CUC International Inc. and Larry Acquisition Corp. (filed as Exhibit
          2(b) to the Company's Report on Form 8-K filed March 12, 1996).*

 10.27    Amendment  No.1  dated  as  of  March  27, 1996, among
          Sierra On-Line,  Inc.,  CUC International Inc. and Larry
          Acquisition Corp.(filed  as  Exhibit   2.4   to   the
          Company's Report on Form 8-K filed August 5, 1996).*

 10.28    Amendment No.2 dated as of July 24,  1996, among Sierra
          On-Line,   Inc., CUC International Inc. and Larry  Acquisition
          Corp.  (filed  as  Exhibit  2.5  to   the
          Company's Report on Form 8-K filed August
          5, 1996).*

 10.29 Agreement of Sale dated July 23, 1996, between Robert M. Davidson and Janice G. Davidson and CUC Real Estate Holdings, Inc. (filed as Exhibit 10.2 to the Company's Report on Form 8-K filed August 5, 1996).*

 10.30 Agreement and Plan of Merger, dated as of July 19, 1996, by and among Ideon Group, Inc., CUC International Inc.
          and IG Acquisition Corp. (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).*

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

 10.33    Registration Rights Agreement  dated
          as  of  February  11, 1997,  between  CUC
          International Inc. and Goldman,  Sachs  &
          Co. (for itself and on behalf of the other purchasers party thereto) (filed as
          Exhibit  4(b) to the Company's Report  on
          Form 8-K filed February 13, 1997).*

 10.34    Agreement and Plan of Merger between
          CUC    International   Inc.    and    HFS
          Incorporated, dated as of  May  27,  1997
          (filed  as  Exhibit 2.1 to the  Company's
          Report  on  Form  8-K filed  on  May  29,
          1997).*

 10.35    Plan   for  Corporate  Governance  of  CUC
          International    Inc.    following    the
          Effective Time (filed as Exhibit 99.2 to the Company's Report on Form 8-K filed on May 29, 1997).*

    11   Statement   re:     Computation   of   Per
          Share Earnings (Unaudited)

    27   Financial data schedule

*Incorporated by reference