Form 10-Q
period 1997-10-31
CUC INTERNATIONAL INC /DE/
filed 1997-12-15
CIK 723612

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


(Mark One)

[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities Exchange Act of 1934

For the quarterly period ended October  31, 1997
                               or
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

            APPLICABLE  ONLY TO  CORPORATE  ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value - 426,473,398 shares as of November 28, 1997


                              INDEX



             CUC INTERNATIONAL INC. AND SUBSIDIARIES



PARTI.  FINANCIAL INFORMATION                                    PAGE


Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - October  31, 1997
and January 31, 1997.                                               3

Condensed Consolidated Statements of Income - Three months
ended October  31, 1997 and 1996.                                   4

Condensed Consolidated Statements of Income - Nine months
ended October  31, 1997 and 1996.                                   5

Condensed Consolidated Statements of Cash Flows -
Nine months ended October  31, 1997 and 1996.                       6

Notes to Condensed Consolidated Financial Statements.               7


Item 2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations                                16


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                         22


Item 2.  Changes in Securities and Use of Proceeds                 22


Item 4.  Submission  of Matters to a Vote of Security Holders      22


Item 5.  Other Information                                         22


Item 6.  Exhibits and Reports on Form 8-K                          23


SIGNATURES                                                         26


INDEX TO EXHIBITS                                                  27

PART I.  FINANCIAL  INFORMATION
CUC  INTERNATIONAL  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(In thousands, except share data)
                                                 October 31,    January 31,
                                                     1997           1997
                                                  (Unaudited)
Assets
Current Assets
  Cash and cash equivalents                          $986,892     $564,362
  Marketable securities                               139,893       75,673
  Receivables, net of allowances                      686,415      602,718
  Prepaid membership materials                         55,764       39,470
  Prepaid expenses, deferred income taxes and other   248,035      192,928
     Total Current Assets                           2,116,999    1,475,151

Membership solicitations in process                    68,714       76,281
Deferred membership acquisition costs                 419,807      401,564
Contract renewal rights and intangible assets -
net of accumulated amortization of
$185,940 and $163,882                                 676,848      550,512
Properties, at cost, less accumulated depreciation
  of $179,806 and $152,270                            192,025      172,228
Deferred income taxes and other                        70,479       58,812
                                                   $3,544,872   $2,734,548

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable and accrued expenses              $463,819     $445,888
  Federal and state income taxes                       24,722       78,956
     Total Current Liabilities                        488,541      524,844

Deferred membership income                            723,235      702,359
Convertible debt - net of unamortized
   original issue discount of $7,355 and $488         561,685       23,487
Long-term debt                                         67,872      201,276
Other                                                  56,979        6,044

Contingencies (Note 6)

Shareholders' Equity
  Common stock-par value $.01 per share;
   authorized 600 million shares; issued
   433,299,044 shares and 423,214,578 shares            4,333        4,232
  Additional paid-in capital                          752,566      636,237
  Retained earnings                                   999,768      725,343
  Treasury stock, at cost, 6,545,362 shares
   and 6,136,757 shares                               (67,944)     (56,618)
  Other                                               (42,163)     (32,656)
Total Shareholders' Equity                          1,646,560    1,276,538
                                                   $3,544,872   $2,734,548


See notes to condensed consolidated financial statements.


CUC  INTERNATIONAL  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                                        Three Months Ended
                                                            October 31,
                                                        1997        1996

REVENUES
     Membership and service fees                      $649,485    $534,719
     Software                                          125,223      98,611

Total Revenues                                         774,708     633,330

EXPENSES
     Operating                                         233,574     189,655
     Marketing                                         275,615     233,485
     General and administrative                        103,590      90,843
     Other interest (income) expense, net               (5,207)      1,393
     Merger costs                                                  147,200
     Interest expense, 3% convertible notes              4,125

Total Expenses                                         611,697     662,576


INCOME (LOSS) BEFORE INCOME TAXES                      163,011     (29,246)

Provision for (benefit from) income taxes               62,107     (12,838)

NET INCOME (LOSS)                                     $100,904    $(16,408)

Net Income (Loss) Per Common Share                       $0.23      $(0.04)


Weighted Average Number of
Common and Dilutive Common
Equivalent Shares Outstanding                          456,217     421,235




See notes to condensed consolidated financial statements.


CUC INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                                      Nine Months Ended
                                                          October 31,
                                                      1997          1996

REVENUES
     Membership and service fees                  $1,870,890    $1,539,240
     Software                                        297,423       228,096

Total Revenues                                     2,168,313     1,767,336

EXPENSES
     Operating                                       667,324       535,237
     Marketing                                       759,807       660,914
     General and administrative                      311,127       255,823
     Other interest (income) expense, net            (15,074)        5,388
     Merger costs                                                  175,835
     Interest expense, 3% convertible notes           11,884

Total Expenses                                     1,735,068     1,633,197


INCOME BEFORE INCOME TAXES                           433,245       134,139

Provision for income taxes                           165,259        56,697

NET  INCOME                                         $267,986       $77,442

Net Income Per Common Share                            $0.61         $0.19

Weighted Average Number of
Common and Dilutive Common
Equivalent Shares Outstanding                         452,366      416,057





See notes to condensed consolidated financial statements.



CUC  INTERNATIONAL  INC.  AND  SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                        Nine Months Ended
                                                           October 31,
                                                       1997          1996
OPERATING  ACTIVITIES:
Net income                                            $267,986     $77,442
Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
    Membership acquisition costs                      (474,103)   (467,325)
    Amortization of membership acquisition costs       455,860     478,762
    Deferred membership income                          20,737      (9,263)
    Membership solicitations in process                  7,567      (9,436)
    Amortization of contract renewal rights
      and excess cost                                   22,644      25,923
    Deferred income taxes                               13,351     (41,056)
    Amortization of restricted stock and original
      issue discount on convertible notes                5,968       2,880
    Depreciation                                        37,008      31,400
    Net loss during change in fiscal year-ends            (592)     (4,268)

    Changes in working capital items, net of acquisitions:
      Receivables                                      (75,202)    (73,794)
      Prepaid membership materials                     (13,372)     (9,992)
      Prepaid expenses and other current assets        (58,750)      9,961
      Accounts payable, accrued expenses and
        federal & state income taxes payable          (122,588)    102,765
      Product abandonment and related liabilities                  (10,841)
      Other, net                                       (20,991)    (11,813)
Net cash provided by operating activities               65,523      91,345
INVESTING  ACTIVITIES:
Proceeds from marketable securities                    393,868     108,071
Purchases of marketable securities                    (458,088)    (96,517)
Acquisitions, net of cash acquired                     (76,401)    (43,138)
Acquisitions of properties                             (52,291)    (57,426)
Net cash used in investing activities                 (192,912)    (89,010)
FINANCING  ACTIVITIES:
Issuance of Common Stock                                69,822      41,879
Long-term obligations, net                             (62,866)    (14,368)
Dividends paid                                                      (2,798)
Net proceeds from the issuance of convertible notes    542,963
Net cash provided by financing activities              549,919      24,713
Net increase in cash and cash equivalents              422,530      27,048
Cash and cash equivalents at beginning of period       564,362     358,326
Cash and cash equivalents at end of period            $986,892    $385,374


See notes to condensed consolidated financial statements.



             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of CUC International Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The January 31, 1997 consolidated balance sheet was derived from the Company's audited financial statements. Operating results for the three and nine months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998 (see Note 2). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filing for the year ended January 31, 1997.


NOTE 2 --  PENDING MERGER WITH HFS INCORPORATED

On May 27, 1997, the Company entered into an agreement to merge with HFS Incorporated ("HFS") in a tax-free exchange of common shares. Under the terms of the agreement and plan of merger with HFS (the "Merger"), the Company plans to exchange 2.4031 shares of the Company's common stock, par value $.01 per share ("Common Stock"), for each outstanding share of HFS common stock. The consummation of this Merger is subject to certain customary closing conditions, and has been approved by the shareholders of both companies at a special meeting held on October 1, 1997. The transaction will be accounted for in accordance with the pooling-of-interests method of accounting and is expected to be completed in December 1997. Pursuant to the merger agreement, HFS shall be merged with and into the Company at the effective time of the Merger. Following the effective time of the Merger, the Company shall be the surviving corporation and shall succeed to and assume all of the rights and obligations of HFS. Also, following consummation of the Merger, the Company will change its name to "Cendant Corporation". In connection with the Merger, the Company intends to change its fiscal year end from January 31 to December 31.

On October 29, 1997, the Company entered into an agreement to sell its wholly-owned subsidiary, Interval International, Inc., and certain related entities ("Interval") for approximately $200
million, subject  to  certain adjustments.   The agreement
contemplates that the Company will continue to provide existing services to Interval's developers and members. The sale of Interval is being proposed to address Federal Trade Commission ("FTC") concerns regarding the impact of the Merger on the timeshare exchange business. The consummation of the sale is subject to customary conditions as well as the Company and HFS having entered into a consent decree with the FTC in connection with the Merger.

The following information reflects unaudited pro forma combined condensed financial statements of the Company and HFS. These financial statements include certain pro forma adjustments which give effect to the Merger and certain reclassifications to conform to the presentation to be used by the Company, post Merger.

The pro forma balance sheet at October 31, 1997 reflects the historical financial position of the Company and HFS as of October 31, 1997 and September 30, 1997, respectively. The pro forma statements of income for the three and nine months ended October 31, 1997 include the historical operating results of the Company and HFS for the three and nine months ended October 31, 1997 and September 30, 1997, respectively. The pro forma statements of income for the three and nine months ended October 31, 1996 include the historical operating results of the Company and HFS for the three and nine months ended October 31, 1996 and September 30, 1996, respectively.

                   CUC INTERNATIONAL INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                (continued)

NOTE 2 --  PENDING MERGER WITH HFS INCORPORATED (continued)

Pro Forma Combined Condensed Balance Sheet
(In thousands)

                                       At
                               10/31/97     9/30/97   Pro Forma    Combined
                                  CUC         HFS    Adjustments   Companies
Assets
Current Assets
  Cash and cash equivalents   $ 986,892    $  93,667             $1,080,559
  Restricted cash                             23,825                 23,825
  Marketable securities         139,893                             139,893
  Receivables, net              686,415      857,338              1,543,753
  Other current assets          303,799      289,519                593,318
Total Current Assets          2,116,999    1,264,349              3,381,348

Deferred membership
  acquisition costs             419,807                             419,807
Franchise agreements, net                    942,780                942,780
Excess of cost over fair value
  of net assets acquired, net   649,652    1,913,478              2,563,130
Other intangible assets, net     27,196      769,497                796,693
Other assets                    331,218      983,601              1,314,819
                              3,544,872    5,873,705              9,418,577
Assets under management
  and mortgage programs:
  Net investment in leases
   and leased vehicles                     3,547,217              3,547,217
  Relocation receivables                     587,310                587,310
  Mortgage loans held for sale             1,162,220              1,162,220
  Mortgage servicing rights and fees         305,428                305,428
                                           5,602,175              5,602,175
  Total assets               $3,544,872  $11,475,880            $15,020,752


Liabilities and Shareholders' Equity
  Current Liabilities - accounts
   payable, accrued expenses and
   other current liabilities  $ 488,541    $ 915,216             $1,403,757
   Deferred income              723,235      397,754              1,120,989
   Long-term debt               629,557    1,662,169              2,291,726
   Other non-current
    liabilities                  56,979      204,608                261,587
                              1,898,312    3,179,747              5,078,059
Liabilities under management
  and mortgage programs:
   Debt                                    4,952,083              4,952,083
   Deferred income taxes                     300,683                300,683
                                           5,252,766              5,252,766
Shareholders' Equity
  Common stock                    4,333        1,628   $2,210(a)      8,171
  Additional paid-in capital    752,566    2,277,933 (192,680)(a) 2,837,819
  Retained earnings             999,768      966,385              1,966,153
  Treasury stock                (67,944)    (190,470) 190,470(a)    (67,944)
  Restricted stock,
   deferred compensation        (28,272)                            (28,272)
  Foreign currency
   translation adjustment       (13,891)     (12,109)               (26,000)
Total Shareholders' Equity    1,646,560    3,043,367              4,689,927
Total liabilities and
  shareholders' equity       $3,544,872  $11,475,880            $15,020,752


                   CUC INTERNATIONAL INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               (continued)

NOTE 2 --  PENDING MERGER WITH HFS INCORPORATED (continued)

Pro Forma Combined Condensed Statements of Income
(In thousands, except per share amounts)

                           For the Three Months Ended
                               10/31/97    9/30/97    Pro Forma    Combined
                                  CUC        HFS      Adjustment   Companies

Revenues
  Membership and
    service fees, net         $649,485    $597,872                $1,247,357
  Software                     125,223                               125,223
  Fleet leasing (net of
    depreciation and interest
    costs of $307,908)                      13,148                    13,148
  Other                                     38,860                    38,860
  Net revenues                 774,708     649,880                 1,424,588

Expenses
  Operating                    233,574     222,771                   456,345
  Marketing and reservation    275,615      80,897                   356,512
  General and administrative    77,891      18,670                    96,561
  Depreciation and
    amortization                25,699      44,541                    70,240
  Interest, net                 (1,082)     17,239                    16,157
  Total expenses               611,697     384,118                   995,815
  Income before income taxes   163,011     265,762                   428,773
  Provision for income taxes    62,107     108,359                   170,466
  Net income                  $100,904    $157,403                  $258,307

Per share information (d)
  Net income per share           $0.23       $0.89                     $0.30
  Weighted average shares
    outstanding                456,217     179,703      252,141      888,061


                           For the Three Months Ended
                               10/31/96    9/30/96    Pro Forma    Combined
                                 CUC         HFS     Adjustment    Companies
Revenues
  Membership and
    service fees, net         $534,719    $389,527                  $924,246
  Software                      98,611                                98,611
  Fleet leasing (net of
    depreciation and interest
    costs of $283,086)                      14,297                    14,297
  Other                                      5,747                     5,747
  Net revenues                 633,330     409,571                 1,042,901

Expenses
  Operating                    189,655     173,771                   363,426
  Marketing and reservation    233,485      50,044                   283,529
  General and administrative    66,164      17,647                    83,811
  Merger costs (c)             147,200                               147,200
  Depreciation and
    amortization                24,679      25,224                    49,903
  Interest, net                  1,393       1,070                     2,463
  Total expenses               662,576     267,756                   930,332
  Income (loss) before
    income taxes               (29,246)    141,815                   112,569
  Provision for (benefit from)
    income taxes               (12,838)     56,941                    44,103
  Net income (loss)           ($16,408)    $84,874                   $68,466

Per share information (d)
  Net income (loss) per share   ($0.04)      $0.50                     $0.08
  Weighted average shares
    outstanding                421,235     171,947      241,259      834,441


                  CUC INTERNATIONAL INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                (continued)

NOTE 2 --  PENDING MERGER WITH HFS INCORPORATED (continued)

Pro Forma Combined Condensed Statements of Income
(In thousands, except per share amounts)

                            For the Nine Months Ended
                               10/31/97    9/30/97    Pro Forma    Combined
                                  CUC        HFS     Adjustment   Companies

Revenues
  Membership and
    service fees, net        $1,870,890   $1,627,076             $3,497,966
  Software                      297,423                             297,423
  Fleet leasing (net of
    depreciation and interest
    costs of $892,186)                        42,905                 42,905
  Other, net                                  79,496                 79,496
  Net revenues                2,168,313    1,749,477              3,917,790

Expenses
  Operating                     667,324      657,835              1,325,159
  Marketing and reservation     759,807      211,378                971,185
  General and administrative    251,475       75,782                327,257
  Merger and restructuring charge
    associated with business
    combination (b)                          303,000                303,000
  Depreciation and
    amortization                 59,652      131,075                190,727
  Interest, net                  (3,190)      47,986                 44,796
  Total expenses              1,735,068    1,427,056              3,162,124
  Income before income taxes    433,245      322,421                755,666
  Provision for income taxes    165,259      180,364                345,623
  Net income                   $267,986     $142,057               $410,043


Per share information (d)
   Net income per share           $0.61        $0.83                  $0.47
   Weighted average shares
     outstanding                452,366      175,611    258,360     886,337



                            For the Nine Months Ended
                               10/31/96    9/30/96    Pro Forma    Combined
                                 CUC         HFS      Adjustment  Companies

Revenues
  Membership and
    service fees, net        $1,539,240   $ 974,754              $2,513,994
  Software                      228,096                             228,096
  Fleet leasing (net of
    depreciation and interest
    costs of $839,080)                       41,016                  41,016
  Other, net                                 16,845                  16,845
Net revenues                  1,767,336   1,032,615               2,799,951

Expenses
  Operating                     535,237     469,154               1,004,391
  Marketing and reservation     660,914     115,994                 776,908
  General and administrative    198,500      56,836                 255,336
  Merger costs (c)              175,835                             175,835
  Depreciation and
    amortization                 57,323      62,206                 119,529
  Interest, net                   5,388      11,836                  17,224
  Total expenses              1,633,197     716,026               2,349,223
  Income before income taxes    134,139     316,589                 450,728
  Provision for income taxes     56,697     128,098                 184,795
  Net income                    $77,442    $188,491                $265,933

Per share information (d)
   Net income per share           $0.19       $1.20                   $0.34
   Weighted average shares
     outstanding                416,057     160,068     224,591     800,716


             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)

NOTE 2 --  PENDING MERGER WITH HFS INCORPORATED (continued)

 (a) In connection with the Merger, each outstanding share of HFS common stock will be converted into the right to receive
  2.4031 shares of Common Stock. In addition, each share of HFS common stock that is owned by HFS or the Company will be cancelled and retired. The pro forma adjustments assume that all 159.7 million shares of HFS common stock outstanding at September 30, 1997 (exclusive of 3.1 million shares of HFS common stock in treasury which will be cancelled and retired in connection with the Merger) will be converted into approximately 383.8 million shares of Common Stock in accordance with the exchange ratio.

 (b) Includes a one-time pre-tax merger and restructuring charge of $303 million (after-tax of $227 million or $.26 per common share for the nine months ended October 31, 1997) recorded by HFS in connection with its merger with PHH Corporation.

 (c) Includes a one-time pre-tax merger and restructuring charge for the three and nine months ended October 31, 1996 of $147.2 million and $175.8 million, respectively (after-tax of $89.6 million and $114.6 million or $.11 and $.14 per common share for the three and nine months ended October 31, 1996, respectively), recorded by the Company in connection with the mergers with Davidson & Associates, Inc. ("Davidson"), Sierra On-Line, Inc. ("Sierra") and Ideon Group, Inc. ("Ideon").

(d) Net income per share has been computed based upon the combined weighted average outstanding shares of Common Stock and HFS common stock for each period. The historical weighted average number of outstanding shares of HFS common stock has been adjusted to reflect the exchange ratio of 2.4031 shares of Common Stock for each share of HFS common stock.

It  is  expected that the Company will incur transaction
costs   associated  with  the  Merger  (including merger, transaction and restructuring costs related to the acquisition of Hebdo Mag
International Inc. ("Hebdo Mag") - see Note 3 to condensed consolidated financial statements) which will be finalized upon completion of the Merger.

NOTE 3 --  OTHER MERGERS AND ACQUISITIONS

During   October  1997,  the  Company,  through  a   wholly-owned
subsidiary ("Acquisition Sub"), acquired all of the outstanding capital stock of Hebdo Mag, pursuant to the terms of a Share Purchase Agreement dated August 13, 1997 among the Company, Acquisition Sub, Hebdo Mag and other parties thereto. The purchase price of approximately $440 million was satisfied by the issuance of approximately 14.2 million shares of Common Stock.
In connection with this acquisition, the Company assumed long-term debt, with interest at LIBOR plus .27%, of which, at October 31, 1997, approximately $63.6 million of the assumed debt was outstanding. Hebdo Mag is a leading publisher and distributor of classified advertising information. The merger with Hebdo Mag has been accounted for in accordance with the pooling-of-interests method of accounting and, accordingly, the accompanying interim condensed consolidated financial statements have been retroactively adjusted as if Hebdo Mag and the Company had operated as one since inception.

The following represents revenues and net income of the Company and Hebdo Mag for the nine months ended October 31, 1996 and the last complete interim period preceding the merger with Hebdo Mag
(unaudited, in thousands).

                   Six months ended     Nine months ended
                     July 31, 1997       October 31, 1996

Revenues:
   The Company         $1,297,359           $1,673,426
   Hebdo Mag               96,246               93,910
                       $1,393,605           $1,767,336

Net Income:
   The Company           $162,783              $74,573
   Hebdo Mag                4,299                2,869
                         $167,082              $77,442

             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)

NOTE 3 --  OTHER MERGERS AND ACQUISITIONS (continued)

To conform to the Company's January 31 fiscal year-end, Hebdo Mag's operating results for January 1997 have been excluded from the nine months ended October 31, 1997 operating results in the accompanying financial statements. The excluded period has been adjusted by a $.6 million charge to retained earnings at October 31, 1997.

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

During the nine months ended October 31, 1997, the Company acquired certain other entities for an aggregate purchase price of $63.3 million, satisfied by the payment of $27.5 million in cash and the issuance of 1.5 million shares of Common Stock. The excess of cost over net assets acquired resulting from these acquisitions aggregated $89.9 million. These acquisitions were accounted for in accordance with the purchase method of accounting and, accordingly, the results of operations have been included in the consolidated results of operations from the respective dates of acquisition. The results of operations for the periods prior to the respective dates of acquisition were not significant to the Company's operations.

Principally in connection with the Davidson, Sierra and Ideon mergers which occurred during fiscal 1997, the Company charged approximately $179.9 million to operations as merger, integration, restructuring and litigation charges during the year ended January 31, 1997. Such costs in connection with the Davidson and Sierra mergers with the Company (approximately $48.6 million) are non-recurring and are comprised primarily of transaction costs, other professional fees and integration costs. Such costs associated with the Company's merger with Ideon (approximately $127.2 million) are non-recurring and include integration and transaction costs as well as a provision relating to certain litigation matters (see Note 6) giving consideration to the Company's intended approach to these matters. To date, such charges amounted to $155.7 million.

NOTE 4 -- SHAREHOLDERS' EQUITY AND NET INCOME PER COMMON SHARE

The change in common stock, additional paid-in capital and treasury stock relates principally to acquisitions and stock option activity.

Net income per common share, assuming the conversions of subordinated convertible notes during the three and nine months ended October 31, 1997 occurred at the beginning of such period, would not differ significantly from the Company's actual earnings per share for such period.

Net income per common share includes the weighted average number of common and common equivalent shares outstanding during the respective periods. Common stock equivalents for the three and nine month periods ended October 31, 1997 includes the dilutive effect of the 3% convertible subordinated notes issued February 11, 1997 using the if-converted method.

At the end of fiscal year, the Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This new rule requires the Company to change the method currently used to compute earnings per share and requires restatement of all prior periods. Under the new requirements, the dilutive effect of stock options and convertible securities are excluded from computing primary earnings per share. The impact of SFAS No. 128 on the calculation of primary and fully diluted earnings per share for the three and nine months ended October 31, 1997 and 1996 is not expected to be material.

NOTE 5 -- SOFTWARE RESEARCH AND DEVELOPMENT COSTS AND COSTS OF
SOFTWARE
        REVENUE

Software research and development costs are included in operating expenses and aggregated $32 million and $15.9 million for the three months ended October 31, 1997 and 1996, respectively, and $84.9 million and $46.1 million for the nine months ended October 31, 1997 and 1996, respectively. Costs of software revenue are included in operating expenses and aggregated $31.8 million and $24 million for the three months ended October 31, 1997 and 1996, respectively, and $88.7 million and $69.9 million for the nine months ended October 31, 1997 and 1996, respectively.

             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)


NOTE 6 -- CONTINGENCIES - IDEON

On June 13, 1997, the Company entered into an agreement (the "Agreement") with Peter Halmos, the co-founder of SafeCard Services, Incorporated ("SafeCard"), which was reorganized in 1995 as Ideon. The Company acquired Ideon in August 1996. The Agreement, provides for the settlement of all of the outstanding litigations involving Peter Halmos, SafeCard and Ideon previously described in the Company's Form 10-K. The Agreement became effective in July 1997. The Agreement calls for the dismissal with prejudice of these outstanding litigation matters and the payment to Peter Halmos, over a six-year period, of $70.5 million. Specifically, the Agreement requires that the Company pay Peter Halmos one up-front payment of $13.5 million and six subsequent annual payments of $9.5 million each. The Agreement also calls for the transfer to the Company of assets related to SafeCard's CreditLine business, including the transfer by CreditLine Corporation to the Company of all of CreditLine Corporation's rights under a marketing agreement between it and SafeCard dated November 1, 1988.

The following Halmos related cases have been dismissed pursuant to the Agreement:

1. Halmos Trading & Investing Company v. SafeCard Services, Inc. and Gerald Cahill v. Peter A. Halmos and Steven J. Halmos and Halmos Trading & Investment Co., Case No. 93-
     04354 (06) in the Circuit Court for the 17th Judicial Circuit in and for Broward County, Florida.

2. SafeCard Services, Inc. v. Peter Halmos, a Florida resident; High Plains Capital Corporation, a Wyoming corporation; and CreditLine Corporation, a Wyoming corporation, in the District Court, First Judicial District of Laramie County, Wyoming; Case No. Doc. 134, No. 192.

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

5.   High Plains Capital Corporation f/k/a Halmos & Company, Inc.
     v. Ideon Group, Inc., SafeCard Services, Inc., Eugene Miller, Robert L. Dillenschneider, and the Dilenschneider Group, Inc., Palm Beach County, Florida, Civil Action No. CL 95 8313 AE (Hon. Walter Colbath).

6.   High  Plains Capital Corporation v. Ideon Group,  Inc.,  and
     SafeCard  Services,  Inc.,  Civil  Action  No.  95   015024,
     Seventeenth Judicial Circuit, Broward County, Florida.

     The following Halmos related case will also be dismissed pursuant to the Agreement:

7. Ideon Group, Inc., SafeCard Services, Inc., Paul G. Kahn, William T. Bacon, Jr., Marshall L. Burman, John Ellis (Jeb) Bush, Robert L. Dilenschneider, Adam W. Herbert, Eugene Miller, and Thomas F. Petway, III v. Peter Halmos, Civil Action No. 14600, filed in the Court of Chancery of New Castle County, Delaware.


             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)


NOTE 6 -- CONTINGENCIES - IDEON (continued)

On October 22, 1997, the plaintiffs, the Company and all of the Company's indemnitees, entered into a Memorandum of Understanding and thereafter filed final settlement agreements in James B. Chambers and Peter A. Halmos v. SafeCard Services, Inc.; Ideon Group, Inc.; Paul G. Kahn; William T. Bacon, Jr.; Robert L. Dilenschneider; The Dilenschneider Group; Eugene Miller; G. Thomas Frankland; Francis J. Marino; John R. Birk; Marshall Burman; Thomas F. Petway III; John Ellis Bush; Adam W. Herbert, Jr.; Price Waterhouse LLP; Mahoney Adams & Criser, P.A. and John Does 1 through 25, United States District Court, Southern District of Florida, Case No. 95-1298-CIV-NESBITT ("Chambers"); Lois Hekker v. Ideon Group, Inc. and Paul G. Kahn, United States District Court, Middle District of Florida, Jacksonville Division, Case No. 95-681-CIV-J ("Hekker"); and James L. Binder, individually, as custodian for Elizabeth Binder, and as custodian for the James L. Binder, D.D.S., P.C. Profit Sharing Trust; Edward Dubois; Sheila Ann Dubois, as Personal Representative for The Estate of Winifred Dubois; G. Neal Goolsby; John E. Masters, individually and as custodian for Gregory Halmos and Nicholas Halmos; J.B. McKinney; on behalf of themselves and all others similarly situated, and Peter A. Halmos, as Trustee for the Peter
A. Halmos Revocable Trust Dated January 24, 1990, and The Halmos Foundation, Inc., individually, v. Safecard Services, Inc., a Delaware corporation; Paul G. Kahn; William T. Bacon, Jr.; Robert
L. Dilenschneider; The Dilenschneider Group, a Delaware corporation; Eugene Miller; Gerald R. Cahill; Oppenheimer & Co., Inc., a Delaware corporation; and John Does 1 through 100, inclusive, United States District Court for the Southern District of Florida, (Miami Division) Case No. 94-2604-CIV-MOORE ("Binder"). The above referenced settlement in the Chambers and Hekker matters calls for payment by the Company to class members of $15 million. The settlement in the Binder litigation calls for the payment by the Company to class members of $3 million. These settlements must be approved by the court at hearings anticipated in January and February 1998.

The following actions remaining pending, in whole or in part, as described below:

A suit initiated by Peter Halmos, related entities, and Myron Cherry (a former lawyer for SafeCard) in July 1993 in Cook County Circuit Court in Illinois against SafeCard and one of Ideon's directors, purporting to state claims aggregating in excess of $100 million, principally relating to alleged rights to "incentive compensation," stock options or their equivalent, indemnification, wrongful termination and defamation. On February 7, 1995, the court dismissed with prejudice Peter Halmos' claim regarding alleged rights to "incentive compensation," stock options or their equivalent, wrongful termination and defamation. Mr. Halmos has appealed this ruling. SafeCard has filed an answer to the remaining indemnification claims. Its obligation to file an answer to the claims of Myron Cherry have been stayed pending settlement discussions. On December 28, 1995, the court stayed Halmos' indemnification claims pending resolution of a declaratory judgment action filed by Ideon in Delaware Chancery Court. As a result of the Halmos settlement described above only the claims of Myron Cherry remain pending.

A suit seeking monetary damages and injunctive relief by LifeFax, Inc. and Continuity Marketing Corporation, companies affiliated with Peter Halmos, in the State Circuit Court in Palm Beach County, Florida in July 1995 against Ideon, Family Protection Network, Inc., SafeCard, one of Ideon's directors and Ideon's Chief Executive Officer purporting to state various statutory and tort claims. The claims principally relate to the allegation by these companies that SafeCard's Family Protection Network was conceived and commercialized by, among others, Peter Halmos and have been improperly copied. An amended complaint filed on June 14, 1995 seeking monetary damages adds to the prior claims certain claims by Nicholas Rubino that principally relate to the allegation that SafeCard's Pet Registration Product was conceived by Mr. Rubino and has been improperly copied. The Company has filed an appropriate answer. As a result of the Halmos settlement, all claims of Continuity Marketing Corporation will be dismissed, leaving pending only the claims related to Family Protection Network and the Pet Registration Program.

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

             CUC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (continued)


NOTE 6 -- CONTINGENCIES - IDEON (continued)

The Company established a reserve upon the consummation of the merger with Ideon during the third quarter of fiscal 1997 related, in part, to these litigation matters. Although not anticipated, in the event the foregoing class action settlements are not approved by the Court, the outcome of the class action matters described above as well as the other pending Ideon matters could also exceed the amount accrued. The Company is also involved in certain other claims and litigation arising in the ordinary course of business, which are not considered material to the financial position, operations or cash flows of the Company.

ITEM 2.
             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

            Three Months Ended October  31, 1997 vs.
              Three Months Ended October  31, 1996


The Company's overall membership base continues to grow at a rapid rate (from 63.8 million members at October 31, 1996 to
72.9 million members at October 31, 1997), which is the largest contributing factor to the 21% increase in membership revenues (from $534.7 million for the quarter ended October 31, 1996 to $649.5 million for the quarter ended October 31, 1997). While the overall membership base increased by approximately 2.2 million members during the quarter, the average annual fee collected for the Company's membership services increased by approximately 1%. The Company divides its memberships into three categories: individual, wholesale and discount program memberships. Individual memberships consist of members that pay directly for the services and the Company pays for the marketing costs to solicit the member, primarily using direct marketing techniques. Wholesale memberships include members that pay directly for the services to their sponsor and the Company does not pay for the marketing costs to solicit the members. Discount program memberships are generally marketed through a direct sales force, participating merchant or general advertising and the related fees are either paid directly by the member or the local retailer. All of these categories share various aspects of the Company's marketing and operating resources.

Compared to the previous year's third quarter, individual, wholesale and discount program memberships grew by 13%, 21% and 13%, respectively. Wholesale memberships have grown in part due to the success of the Company's international business in Europe. For the quarter ended October 31, 1997, individual, wholesale and discount program memberships represented 67%, 14% and 19% of membership revenues, respectively. The Company maintains a flexible marketing plan so that it is not dependent on any one service for the future growth of the total membership base.

Software revenues increased 27% from $98.6 million for the quarter ended October 31, 1996 to $125.2 million for the quarter ended October 31, 1997. Distribution revenue, which consists principally of third-party software and typically has low operating margins, increased 45% from $11 million for the quarter ended October 31, 1996 to $16 million for the quarter ended October 31, 1997. The Company's software operations continue to grow by focusing on selling titles through retailers. Excluding distribution revenue, core software revenue grew by 25%. Contributing to the software revenue growth in the current fiscal year is the availability of a larger number of titles as well as the significant increase in the installed base of CD-ROM personal computers.

As the Company's membership services continue to mature, a greater percentage of the total individual membership base is in its renewal years. This results in increased profit margins for the Company due to the significant decrease in certain marketing costs incurred on renewing members. Improved response rates for new members also favorably impacted profit margins. As a result, operating income before other interest (income) expense, net, interest expense on 3% convertible notes, merger costs and income taxes ("EBIT") increased from $119.3 million to $161.9 million and EBIT margins improved from 18.8% to 20.9%.

Individual membership usage continues to increase, which contributes to additional service fees and indirectly contributes to the Company's strong renewal rates. Historically, an increase in overall membership usage has had a favorable impact on renewal rates. The Company records its deferred revenue net of estimated cancellations which are anticipated in the Company's marketing programs. Included in total revenues for the quarter ended October 31, 1997, are revenues resulting from acquisitions which were completed during the nine months ended October 31, 1997. However, total revenues contributed from these acquisitions are not material to the Company's total reported revenues.


             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)


            Three Months Ended October  31, 1997 vs.
        Three Months Ended October  31, 1996 (continued)


Operating costs increased 23% (from $189.7 million to $233.6 million). The major components of the Company's membership operating costs continue to be personnel, telephone, computer processing and participant insurance premiums (the cost of obtaining insurance coverage for members). Historically, the Company has seen a direct correlation between providing a high level of service to its members and improved retention. The major components of the Company's software operating costs are material costs, manufacturing labor and overhead, royalties paid to developers and affiliated label publishers and research and development costs related to designing, developing and testing new software products. The increase in overall operating costs is due principally to the variable nature of many of these costs and, therefore, the additional costs incurred to support the growth in the membership base and software sales.

Marketing costs decreased as a percentage of revenue, from 37% to 36%. This decrease is primarily due to improved per member acquisition costs and an increase in renewing members. Membership acquisition costs incurred increased 22% (from $156.9 million to $190.9 million) as a result of the increased marketing effort which resulted in an increased number of new members acquired. Marketing costs include the amortization of membership acquisition costs and other marketing costs, which primarily consist of membership communications and sales expenses. Amortization of membership acquisition costs decreased by 3% (from $159.2 million to $154.3 million), which reflects a reduction  in  membership  acquisition  costs  period  to  period resulting from increased conversion rates in the Company's membership marketing programs. Other marketing costs increased by 63% (from $74.3 million to $121.3 million). The overall increase in marketing costs resulted primarily from the costs of servicing a larger membership base and expenses incurred when selling and marketing a larger number of software titles. The marketing functions for the Company's membership services are combined for its various services, and, accordingly, there are no significant changes in marketing costs by membership service.

The Company routinely reviews all membership renewal rates and has not seen any material change over the last year in the average renewal rate. Renewal rates are calculated by dividing the total number of renewing members not requesting a refund during their renewal year by the total members eligible for renewal.

General  and  administrative costs decreased as a  percentage  of revenue  (from  14% to 13%). This is a result  of  the  Company's ongoing focus on controlling overhead. Other interest, net, increased from an expense of $1.4 million to income of $5.2 million primarily due to the increased level of cash generated by the Company from the proceeds of its issuance of 3% convertible subordinated notes in February 1997 (see "Liquidity And Capital Resources; Inflation; Seasonality").


             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS  (continued)

             Nine Months Ended October  31, 1997 vs.
               Nine Months Ended October  31, 1996


The Company's overall membership base continues to grow at a rapid rate (from 63.8 million members at October 31, 1996 to
72.9 million members at October 31, 1997), which is the largest contributing factor to the 22% increase in membership revenues (from $1,539.2 million for the nine months ended October 31, 1996 to $1,870.9 million for the nine months ended October 31,
1997). While the overall membership base increased by approximately 6.6 million members during the nine months ended October 31, 1997, the average annual fee collected for the Company's membership services increased by approximately 3%. The Company divides its memberships into three categories: individual, wholesale and discount program memberships. Individual memberships consist of members that pay directly for the services and the Company pays for the marketing costs to solicit the member, primarily using direct marketing techniques. Wholesale memberships include members that pay directly for the services to their sponsor and the Company does not pay for the marketing costs to solicit the members. Discount program memberships are generally marketed through a direct sales force, participating merchant or general advertising and the related fees are either paid directly by the member or the local retailer. All of these categories share various aspects of the Company's marketing and operating resources.

Compared to the previous year's first nine months, individual, wholesale and discount program memberships grew by 10%, 23% and 12%, respectively. Wholesale memberships have grown in part due to the success of the Company's international business in Europe. For the nine months ended October 31, 1997, individual, wholesale and discount program memberships represented 67%, 14% and 19% of membership revenues, respectively. The Company maintains a flexible marketing plan so that it is not dependent on any one service for the future growth of the total membership base.

Software revenues increased 30% from $228.1 million for the nine months ended October 31, 1996 to $297.4 million for the nine months ended October 31, 1997. Distribution revenue, which consists principally of third-party software and typically has low operating margins, increased 35% from $38.5 million for the nine months ended October 31, 1996 to $51.8 million for the nine months ended October 31, 1997. The Company's software operations continue to grow by focusing on selling titles through retailers. Excluding distribution revenue, core software revenue grew by 30%. Contributing to the software revenue growth in the current fiscal year is the availability of a larger number of titles as well as the significant increase in the installed base of CD-ROM personal computers.

As the Company's membership services continue to mature, a greater percentage of the total individual membership base is in its renewal years. This results in increased profit margins for the Company due to the significant decrease in certain marketing costs incurred on renewing members. Improved response rates for new members also favorably impacted profit margins. As a result, EBIT increased from $315.4 million to $430.1 million and EBIT margins improved from 17.8% to 19.8%.

Individual membership usage continues to increase, which contributes to additional service fees and indirectly contributes to the Company's strong renewal rates. Historically, an increase in overall membership usage has had a favorable impact on renewal rates. The Company records its deferred revenue net of estimated cancellations which are anticipated in the Company's marketing programs. Included in total revenues for the nine months ended October 31, 1997, are revenues resulting from acquisitions which were completed during the nine months ended October 31, 1997. However, total revenues contributed from these acquisitions are not material to the Company's total reported revenues.


             CUC INTERNATIONAL INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (continued)


             Nine Months Ended October  31, 1997 vs.
         Nine Months Ended October  31, 1996 (continued)


Operating costs increased 25% (from $535.2 million to $667.3 million). The major components of the Company's membership operating costs continue to be personnel, telephone, computer processing and participant insurance premiums (the cost of obtaining insurance coverage for members). Historically, the Company has seen a direct correlation between providing a high level of service to its members and improved retention. The major components of the Company's software operating costs are material costs, manufacturing labor and overhead, royalties paid to developers and affiliated label publishers and research and development costs related to designing, developing and testing new software products. The increase in overall operating costs is due principally to the variable nature of many of these costs and, therefore, the additional costs incurred to support the growth in the membership base and software sales.

Marketing costs decreased as a percentage of revenue, from 37% to
35%.    This  decrease  is primarily due to improved  per  member
acquisition costs and an increase in renewing members. Membership acquisition costs incurred increased 1% (from $467.3 million to $474.1 million) primarily due to the increased marketing effort which resulted in an increased number of new members acquired.
Marketing   costs   include   the  amortization   of   membership
acquisition  costs  and  other marketing costs,  which  primarily
consist   of   membership  communications  and  sales   expenses.
Amortization of membership acquisition costs decreased by 5% (from $478.8 million to $455.9 million), which reflects a reduction  in  membership  acquisition  costs  period  to  period resulting from increased conversion rates in the Company's membership marketing programs. Other marketing costs increased
by  67%  (from  $182.1 million to $303.9  million).   The  overall
increase in marketing costs resulted primarily from the costs of servicing a larger membership base and expenses incurred when
selling  and  marketing a larger number of software titles.   The
marketing functions for the Company's membership services are combined for its various services, and, accordingly, there are no significant changes in marketing costs by membership service.

The Company routinely reviews all membership renewal rates and has not seen any material change over the last year in the average renewal rate. Renewal rates are calculated by dividing the total number of renewing members not requesting a refund during their renewal year by the total members eligible for renewal.

General and administrative costs remained constant as a percentage of revenue (14%). This is a result of the Company's ongoing focus on controlling overhead. Other interest, net, increased from an expense of $5.4 million to income of $15.1 million primarily due to the increased level of cash generated by the Company from the proceeds of its issuance of 3% convertible subordinated notes in February 1997 (see "Liquidity And Capital Resources; Inflation; Seasonality").


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
                                                              Net New Member
                                             Number of            Additions
Period                                        Members         for the Period
Nine Months Ended October 31, 1997           72,910,000           6,575,000
Year Ended January 31, 1997                  66,335,000           6,685,000
Nine Months Ended October 31, 1996           63,835,000           4,185,000
Year Ended January 31, 1996                  59,650,000          12,750,000*
Quarter Ended October 31, 1997               72,910,000           2,225,000
Quarter Ended October 31, 1996               63,835,000           1,520,000

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

Liquidity And Capital Resources; Inflation; Seasonality

Funds for the Company's operations have been provided principally through cash flows from operations and credit facilities, while acquisitions have also been funded through the issuance of Common Stock. The Company entered into a credit agreement effective March 26, 1996 which provides for a $500 million revolving credit facility with a variety of different types of loans available thereunder ("Credit Agreement"). At October 31, 1997, no borrowings under the Credit Agreement were outstanding. The Credit Agreement currently is scheduled to expire March 26, 2001; however, the Company has agreed with the lenders to terminate the Credit Agreement upon the consummation of the Merger.

On February 11, 1997, the Company issued $550 million in principal amount of 3% convertible subordinated notes (the "3% Notes") due February 15, 2002. Interest on the 3% Notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 1997. For the nine month period ended October 31, 1997, interest expense on the 3% Notes was $11.9 million.

The Company invested approximately $76.4 million in acquisitions, net of cash acquired, during the nine months ended October 31, 1997. Substantially all acquisitions have been fully integrated into the Company's operations. The Company is not aware of any trends, demands or uncertainties that will have a material effect on the Company's liquidity. The Company anticipates that cash flows from operations and its credit facilities will be sufficient to achieve its current long-term objectives.

The Company does not anticipate any material capital expenditures for the remainder of the year. Total capital expenditures were $52.3 million for the nine months ended October 31, 1997.

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

For  the  nine  months  ended October  31,  1997,  the  Company's international businesses represented less than 10% of EBIT. Operating in international markets involves dealing with sometimes volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company is complex because it is linked to variability in real growth, inflation, interest rates and other factors. Because the Company operates in a mix of membership services and numerous countries, management believes currency exposures are fairly well diversified. To date, currency exposure has not been a significant competitive factor at the local market operating level. As international operations continue to expand and the number of cross-border transactions increases, the Company intends to continue monitoring its currency exposures closely and take prudent actions as appropriate.

On October 29, 1997, the Company entered into an agreement to sell Interval for approximately $200 million, subject to certain
adjustments.   The agreement contemplates that the  Company  will
continue to provide existing services to Interval's developers and members. The sale of Interval is being proposed to address FTC concerns regarding the impact of the Merger on the timeshare exchange business. The consummation of the sale is subject to customary conditions as well as the Company and HFS having entered into a consent decree with the FTC in connection with the Merger.


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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended October 31, 1997, the Company issued the following equity securities that were not registered under the Securities Act:

     (a) On October 2, 1997, the Company issued 14,202,924 shares of Common Stock to the shareholders of Hebdo Mag in connection with the acquisition by the Company of all of the outstanding capital stock of Hebdo Mag. The issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act, as this issuance of Common Stock did not involve a "public offering" pursuant to the Securities Act given the limited number and scope of persons to whom the securities were issued.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of its shareholders on October 1, 1997, pursuant to a Notice of Special Meeting and Proxy Statement dated August 28, 1997, a copy of which has been filed previously with the Securities and Exchange Commission, at which shareholders of the Company considered and approved the proposed Merger of the Company and HFS (and related transactions contemplated thereby) and the Company's 1997 Stock Incentive Plan. The results of such matters are as follows:

Proposal 1:  To approve the proposed Merger of the Company and HFS
              (and related transactions contemplated thereby).

     Results:         For           Against          Abstain
                  280,653,487       630,695          911,958


Proposal 2:  To approve the Company's 1997 Stock Incentive Plan.

     Results:        For            Against          Abstain
                  214,725,702      65,934,965       1,535,472


ITEM 5.  OTHER INFORMATION

On May 27, 1997, the Company entered into an agreement to merge with HFS. The consummation of this Merger is subject to certain customary closing conditions, and has been approved by the
shareholders  of  both  companies.   See  Note  2  to   Condensed
Consolidated Financial Statements for additional information relating to the Merger including unaudited pro forma combined condensed financial statements as of October 31, 1997 and for the three and nine months ended October 31, 1997 and 1996.

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

  10.1-10.21   Management  Contracts,  Compensatory   Plans   and
          Arrangements

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

     11   Statement re: Computation of Per Share Earnings (Unaudited)

     27   Financial data schedule



(b) During the quarter ended October 31, 1997, the Company filed the following Current Reports on Form 8-K:

     (1) Current Report on Form 8-K, filed on August 15, 1997, reporting an Item 5 ("Other Events") event and an Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") event.
     (2) Current Report on Form 8-K, filed on October 31, 1997, reporting an Item 5 ("Other Events") event and an Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") event.







      *Incorporated by reference








                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CUC INTERNATIONAL INC.
                                (Registrant)





Date:  December 15, 1997           By:  WALTER A. FORBES
                                   Walter A. Forbes - Chief Executive
                                   Officer and Chairman of the Board
                                   (Principal Executive Officer)





Date: December 15, 1997            By:  COSMO CORIGLIANO
                                   Cosmo Corigliano - Senior Vice President
                                   and Chief Financial Officer (Principal
                                   Financial and Accounting Officer)





















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

 10.1-10.21 Management Contracts, Compensatory Plans and Arrangements

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