Form 10-K
period 1997-12-31
CENDANT CORP
filed 1998-03-31
CIK 723612

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ---------

                                  FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997
                         COMMISSION FILE NO. 1-10308

                                  ---------

                             CENDANT CORPORATION
            (Exact name of Registrant as specified in its charter)

                  DELAWARE                           06-0918165
         (State or other jurisdiction             (I.R.S. Employer
      of incorporation or organization)        Identification Number)

             6 SYLVAN WAY
         PARSIPPANY, NEW JERSEY                       07054
(Address of principal executive office)             (Zip Code)

                             (973) 428-9700
           (Registrant's telephone number, including area code)

                                  ---------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                ON WHICH REGISTERED
----------------------------------------  ---------------------------
       Common Stock, Par Value $.01         New York Stock Exchange
       5 7/8% Senior Notes due 1998         New York Stock Exchange
 4 3/4% Convertible Senior Notes due 2003   New York Stock Exchange
             FELINE PRIDES(SM)              New York Stock Exchange
             Income PRIDES(SM)              New York Stock Exchange
             Growth PRIDES(SM)              New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the New York Stock Exchange on March 20, 1998, was $ 30,448,280,000. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

   The number of shares outstanding of each of the Registrant's classes of common stock was 843,661,053 shares of Common Stock outstanding as at March 20, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement to be mailed to stockholders in connection with the registrant's annual shareholders' meeting to be held May 19, 1998 (the "Proxy Statement") are incorporated by reference into Part III hereof.

            DOCUMENT CONSTITUTING PART OF SECTION 10(A) PROSPECTUS
                     FOR FORM S-8 REGISTRATION STATEMENTS

   This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

                              TABLE OF CONTENTS

ITEM                                      DESCRIPTION                                     PAGE
--------  ----------------------------------------------------------------------------- --------
        PART I
 1      Business .....................................................................      1
 2      Properties ...................................................................     29
 3      Legal Proceedings ............................................................     30
 4      Submission of Matters to a Vote of Security Holders ..........................     30

        PART II
 5      Market for the Registrant's Common Stock and Related Stockholder Matters  ....     31
 6      Selected Financial Data ......................................................     32
 7      Management's Discussion and Analysis of Financial Condition and Results
         of Operations ...............................................................     33
7A      Quantitative and Qualitative Disclosure About Market Risk ....................     46
 8      Financial Statements and Supplementary Data ..................................     47
 9      Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure ..................................................................     47

        PART III
10      Directors and Executive Officers of the Registrant ...........................     48
11      Executive Compensation .......................................................     48
12      Security Ownership of Certain Beneficial Owners and Management  ..............     48
13      Certain Relationships and Related Transactions ...............................     48

        PART IV
14      Exhibits, Financial Statement Schedules and Reports on Form 8-K  .............     48

        Signatures ...................................................................     50
        Index to Exhibits ............................................................     52

                                    PART I

ITEM 1. BUSINESS

GENERAL

   Cendant Corporation (the "Registrant", which, together with its subsidiaries is herein called collectively the "Company" or "Cendant") is one of the foremost consumer and business services companies in the world. The Company was created through the merger (the "Merger") of CUC International Inc. ("CUC") and HFS Incorporated ("HFS") in December 1997 with CUC surviving and being renamed Cendant Corporation. The Company provides all the services formerly provided by each of CUC and HFS, including technology-driven membership-based consumer services, travel services and real estate services.

   Within three principal operating segments -membership, travel and real estate services -- Cendant's businesses provide a wide range of complementary consumer and business services. The travel segment facilitates vacation timeshare exchanges, manages corporate and government vehicle fleets and franchises car rental and hotel businesses; the real estate segment assists in employee relocation, provides home buyers with mortgages and franchises real estate brokerage businesses; and the membership segment provides an array of value driven services through more than 20 membership clubs. The Company also offers tax preparation services, consumer software in various multimedia forms, information technology services, credit information services and financial products.

   The Company's membership-based consumer services provide more than 66.5 million members with access to a variety of goods and services worldwide. These memberships include such components as shopping, travel, auto, dining, home improvement, lifestyle, vacation exchange, credit card and checking account enhancement packages, financial products and discount programs. The Company also administers insurance package programs which are generally combined with discount shopping and travel for credit union members. The Company believes that it is the leading provider of membership-based consumer services of these types in the United States. The Company's membership activities are conducted principally through Cendant Membership Services, Inc. and certain of the Company's other wholly-owned subsidiaries, including FISI*Madison Financial Corporation ("FISI"), Benefit Consultants, Inc. ("BCI"), Entertainment Publications, Inc. ("Entertainment") and SafeCard Services, Incorporated ("SafeCard") .

   In the travel industry, the Company, through certain of its subsidiaries, franchises hotels primarily in the mid-priced and economy markets. The Company is the world's largest hotel franchisor, operating the Days Inn(Registered Trademark), Ramada(Registered Trademark) (in the United States), Howard Johnson(Registered Trademark), Super 8(Registered Trademark), Travelodge(Registered Trademark) (in North America), Villager Lodge(Registered Trademark), Knights Inn(Registered Trademark) and Wingate Inn(Registered Trademark) lodging franchise systems. Additionally, the Company owns the Avis(Registered Trademark) worldwide vehicle rental franchise system, which operated by its franchisees, is the second-largest car rental system in the world (based on total revenues and volume of rental transactions). The Company currently owns approximately 20% of the capital stock of the world's largest Avis franchisee, Avis Rent A Car, Inc. ("ARAC"). The Company also owns Resort Condominiums International, LLC ("RCI"), the world's leading timeshare exchange organization, and PHH Vehicle Management Services Corporation which operates the second largest provider in North America of comprehensive vehicle management services, and is the market leader in the United Kingdom for fuel and fleet management services. The Company also operates the world's leading value-added tax refund service for travelers.

   In the residential real estate industry, the Company, through certain of its subsidiaries, franchises real estate brokerage offices under the CENTURY 21(Registered Trademark), Coldwell Banker(Registered Trademark) and Electronic Realty Associates(Registered Trademark) (ERA(Registered Trademark)) real estate brokerage franchise systems and is the world's largest real estate brokerage franchisor. Additionally, the Company, through Cendant Mobility Services Corporation, is the largest provider of corporate relocation services in the United States, offering relocation clients a variety of services in connection with the transfer or a client's employees. Through Cendant Mortgage Corporation ("Cendant Mortgage"), the Company originates, sells and services residential mortgage loans in the United States, marketing such services to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and mortgage banks.

   Through the acquisition of Jackson Hewitt, Inc. ("Jackson Hewitt") on January 7, 1998, the Company operates the second largest tax preparation service system in the United States with locations in 43 states. The Company franchises a system of approximately 2,000 offices that specialize in computerized preparation of federal and state individual income tax returns.

   The Company also offers consumer software in various multimedia forms, predominately on CD-ROM for personal computers. The Company's Cendant Software unit is one of the largest personal computer consumer software groups in the world, and a leader in entertainment and educational software. It includes Sierra On-Line, Inc., Davidson & Associates, Inc., Blizzard Entertainment and Knowledge Adventure, Inc., and offers such titles as Diablo, Warcraft, You Don't Know Jack, King's Quest, JumpStart, Math Blaster, Reading Blaster and many others.

   As a franchisor of hotels, residential real estate brokerage offices, car rental operations and tax preparation services, the Company licenses the owners and operators of independent businesses to use the Company's brand names. The Company does not own or operate hotels, real estate brokerage offices, car rental operations or tax preparation offices (except for certain company-owned Jackson Hewitt offices which the Company intends to resell). Instead, the Company provides its franchisee customers with services designed to increase their revenue and profitability.

PROPOSED ACQUISITIONS AND RECENT DIVESTITURE

   Proposed Acquisition of American Bankers. On March 23, 1998, the Company announced that it had entered into a definitive agreement to acquire American Bankers Insurance Group Inc. ("American Bankers") for $67 per share in cash and stock, for an aggregate consideration of approximately $3.1 billion. The Company intends to purchase 23.5 million shares of American Bankers at $67 per share through its pending cash tender offer, to be followed by a merger in which the Company will deliver Cendant shares with a value of $67 for each remaining share of American Bankers common stock outstanding. The Company has already received anti-trust clearance to acquire American Bankers. The tender offer is subject to the receipt of tenders representing at least 51 percent of the common shares of American Bankers as well as customary closing conditions, including regulatory approvals. The transaction is expected to be completed in the latter part of the second quarter of 1998. American Bankers concentrates on marketing affordable, specialty insurance products and services through financial institutions, retailers and other entities offering consumer financing as a regular part of their business. American Bankers, through its subsidiaries, operates in the United States, Canada, Latin America, the Caribbean and the United Kingdom.

   In connection with the Company's proposal to acquire American Bankers, the Company entered into a commitment letter, dated January 23, 1998, with The Chase Manhattan Bank and Chase Securities Inc. to provide a $1.5 billion 364-day revolving credit facility (the "New Facility") which will mature 364 days after the execution of the definitive documentation relating thereto. The New Facility will bear interest, at the option of the Company, at rates based on competitive bids of lenders participating in such facilities at a prime rate or at LIBOR plus an applicable variable margin based on the Company's senior unsecured long-term debt rating.

   National Parking Corporation Acquisition. On March 23, 1998, the Company announced that it had agreed with the board of directors of U.K.-based National Parking Corporation Limited ("NPC") to the terms of a recommended cash offer to acquire the entire issued share capital of NPC for 673 pence per share, a total of approximately pounds sterling801 million (approximately $1.3 billion). Payment for the shares will be made in cash. The Company has received irrevocable undertakings to accept the offer with respect to holdings amounting to approximately 73 percent of NPC's issued share capital and the directors of NPC intend unanimously to recommend that NPC shareholders accept the offer. The offer is subject to customary regulatory approvals and it is anticipated that the transaction will close during the second quarter of 1998. NPC operates in two principal segments: National Car Parks Limited, the largest private (non-municipality owned) car park operator in the U.K. with approximately 500 locations; and Green Flag Group Limited, the largest for-profit roadside assistance organization with more than 3.5 million members in the U.K.

   Providian Acquisition. On December 10, 1997, the Company announced that it had entered into a definitive agreement to acquire Providian Auto and Home Insurance Company ("Providian") and its subsidiaries from an Aegon N.V. subsidiary for approximately $219 million in cash. Providian sells automobile insurance to consumers through direct response marketing in 45 states and the District of Columbia. The closing of this transaction is subject to customary conditions, including regulatory approval, and is anticipated to occur in the spring of 1998. Upon acquisition, the Company intends to change the name of Providian to Cendant Auto Insurance Company ("Cendant Auto") and expand Cendant Auto's marketing channels to the Company's existing distribution channels, while also providing the Company's existing customer base with a new product offering.

   Interval Divestiture. On December 17, 1997, in connection with the merger with HFS, the Company completed the divestiture of its timeshare exchange subsidiary, Interval International Inc., as contemplated by a consent decree with the Federal Trade Commission.

                                    * * *

   The Company continually explores and conducts discussions with regard to acquisitions and other strategic corporate transactions in its industries and in other franchise, franchisable or service businesses. As part of this regular on-going evaluation of acquisition opportunities, the Company currently is engaged in a number of separate, unrelated preliminary discussions concerning possible acquisitions. The purchase price for the possible acquisitions may be paid in cash, through the issuance of Common Stock (which would increase the number of shares of Common Stock outstanding) or other securities of the Company, borrowings, or a combination thereof. Prior to consummating any such possible acquisitions, the Company, among other things, will need to initiate and complete satisfactorily its due diligence investigations; negotiate the financial and other terms (including price) and conditions of such acquisitions; obtain appropriate Board of Directors, regulatory and other necessary consents and approvals; and secure financing. No assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. In the past, the Company has been involved in both relatively small acquisitions and acquisitions which have been significant.

   Financial information about the Company's industry segments may be found in Note 22 to the Company's consolidated financial statements presented in
Item 8 of this Annual Report on Form 10-K and incorporated herein by reference. Except where expressly noted, information herein does not include information on or with respect to American Bankers, NPC, Providian or their respective businesses.

   Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: uncertainty as to the Company's future profitability; the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's existing and potential future lines of business; the Company's ability to integrate and operate successfully acquired businesses and the risks associated with such businesses, including the Merger and the proposed American Bankers, NPC and Providian acquisitions; the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements; uncertainty as to the future profitability of acquired businesses; and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

   The Company's principal executive offices are located at 6 Sylvan Way, Parsippany, New Jersey 07054 (telephone number: (973) 428-9700).

MEMBERSHIP SERVICES

   GENERAL. The Company's Membership Services segment has grown to more than
66.5 million memberships worldwide. The Company derives its Membership Services revenue principally from membership fees. Membership fees vary depending upon the particular membership program, and annual fees to consumers generally range from $6 to $250 per year. Most of the Company's memberships are for one-year renewable terms, and members are generally entitled to unlimited use during the membership period of the service for which the members have subscribed. Members generally may cancel their memberships and obtain a full refund at any point during the membership term.

   The Company arranges with clients, such as financial institutions, utility companies, retailers, oil companies, credit unions, on-line networks, fundraisers and others to market certain membership services to such clients' individual account holders and customers. Participating institutions generally receive commissions on initial and renewal memberships, averaging fifteen to twenty percent of the net membership fees. The Company's contracts with these clients generally grant the Company the right to continue providing membership services directly to such clients' individual account holders even if the client terminates the contract, provided that the client continues to receive its commission.

   The Company solicits members for many of its programs by direct marketing and by using a direct sales force calling on financial institutions, fund raising charitable institutions and associations. Some of the Company's individual memberships are available on-line to interactive computer users via major on-line services and the Internet's World Wide Web. See "--Distribution Channels".

   Individual memberships represented 76%, 72% and 67% of membership revenues for the year ended December 31, 1997, 1996 and 1995, respectively. Wholesale memberships represented 14%, 16% and 19% of membership revenues for the year ended December 31, 1997, 1996 and 1995, respectively. Discount program memberships represented 10%, 12% and 14% of membership revenues for the year ended December 31, 1997, 1996 and 1995, respectively. Membership revenue is recorded net of anticipated cancellations. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Membership Services Segment".

   TYPES OF MEMBERSHIPS. The Company offers Shoppers Advantage(Registered Trademark), Travelers Advantage(Registered Trademark), AutoVantage(Registered Trademark), Dinner on Us Club(Registered Trademark), PrivacyGuard(Registered Trademark), Buyers Advantage(Registered Trademark), Credit Card Guardian(Registered Trademark), CompleteHome(Registered Trademark) and other membership services. These benefits are offered as individual memberships, as components of wholesale membership enhancement packages and insurance products, and as components of discount program memberships. A brief description of the different types of memberships are as follows:

   Individual Memberships. The Company classifies memberships as individual memberships if: 1) the member pays directly for the services; 2) the Company pays for the marketing costs to solicit the member and primarily markets these services using direct marketing techniques; 3) the membership is sold at full price; and 4) the initial fulfillment kit consists of a variety of membership materials such as a membership card, information describing the service and discount coupons applicable to the service. Examples of these memberships include Shoppers Advantage(Registered Trademark), Travelers Advantage(Registered Trademark) and AutoVantage(Registered Trademark) and insurance products, which are sold at prices generally between $15 and $250 per year.

   Wholesale Memberships. The Company classifies memberships as wholesale memberships if: 1) the Company does not pay for the marketing costs to solicit the member; 2) the initial fulfillment kit consists of a variety of membership materials such as a membership card and information describing the service; 3) the memberships may be sold at full or discounted group prices; and 4) the member or the sponsor pays for the membership. Examples of these memberships include enhancement packages sold through banks and credit unions and insurance products sold to credit unions, for which the Company acts as a third party administrator. Fees for these memberships are generally between $6 and $50 per year.

   Discount Program Memberships. The Company classifies memberships as discount program memberships if: 1) the initial fulfillment materials consist of various offers of local or national discounts; 2) the primary marketing method is through either a direct sales force contacting primarily fundraising institutions, a participating merchant or general advertising; and 3) the member or a local merchant generally pays for the membership. Examples of these memberships include the Entertainment(Registered Trademark) and Gold C(Registered Trademark) coupon book programs and Sally Foster(Registered Trademark) Gift Wrap. Fees to consumers for these memberships generally range from $10 to $50 per year.

   MEMBERSHIP SERVICES. The various memberships may contain all or some of the features of the following services:

   Shopping. Shoppers Advantage(Registered Trademark) is a discount shopping program whereby the Company, through Comp-U-Card Services, Inc., provides product price information and home shopping services to its members. The Company's merchandise database contains information on approximately 250,000 brand name products, including a written description of the product, the manufacturer's suggested retail price, the vendor's price, features and availability. All of these products may be purchased through the Company's independent vendor network. Vendors include manufacturers, distributors and retailers nationwide. Individual members are entitled to an unlimited number of toll-free calls seven days a week to the Company's shopping consultants, who access the merchandise database to obtain the lowest available fully delivered cost from participating vendors for the product requested and accept any orders that the member may place. The Company informs the vendor providing the lowest price of the member's order and that vendor then delivers the requested product directly to the member. The Company acts as a conduit between its members and the vendors; accordingly, it does not maintain an inventory of products.

   As part of its individual member Shoppers Advantage(Registered Trademark) program, the Company distributes catalogs four to ten times per year to certain members. In addition, the Company automatically extends the manufacturer's warranty on all products purchased through the Shoppers Advantage(Registered Trademark) program and offers a low price guarantee.

   Travel. Travelers Advantage(Registered Trademark) is a discount travel service program whereby the Company, through Cendant Travel Services, Inc. ("Cendant Travel") (one of the ten largest full-service travel agencies in the U.S.), obtains information on schedules and rates for major scheduled airlines, hotel chains and car rental agencies from the American Airlines Sabre(Registered Trademark) Reservation System. In addition, the Company maintains its own database containing information on tours, cruises, travel packages and short-notice travel arrangements. Members book their reservations through Cendant Travel, which earns commissions (ranging from 5%-25%) on all travel sales from the providers of the travel services. Certain Travelers Advantage(Registered Trademark) members can earn cash awards from the Company equal to a specified percentage (generally 5%) of the price of travel arrangements purchased by the member through Cendant Travel. Travel members may book their reservations by making toll-free telephone calls seven days a week, twenty-four hours a day to agents at Cendant Travel. Cendant Travel provides its members with special negotiated rates on many air, car and hotel bookings. Cendant Travel's agents reserve the lowest air, hotel and car rental fares available for the members' travel requests and offers a low price guarantee on such fares.

   Auto. The Company's auto service, AutoVantage(Registered Trademark), offers members comprehensive new car summaries and preferred prices on new domestic and foreign cars purchased through the Company's independent dealer network (which includes over 2,000 dealer franchises); discounts on maintenance, tires and parts at more than 35 chains and more than 23,000 locations, including well known chains such as Goodyear(Registered Trademark) and Firestone(Registered Trademark); discounts on parts and labor at participating AutoVantage(Registered Trademark) new car dealers across the country; and used car valuations. AutoVantage Gold(Registered Trademark) offers members additional services including road and tow emergency assistance 24 hours a day in the United States and trip routing.

   Dining. Dinner on Us Club(Registered Trademark) features two-for-one dining offers at more than 19,000 restaurants in major metropolitan areas across the United States. The Company also manages other dining programs which allow members to earn additional benefits for each dollar spent for dining at participating restaurants in the United States.

   Credit Card Registration. The Company's Credit Card Guardian(Registered Trademark) service enables consumers to register their credit and debit cards with the Company so that the account numbers of these cards may be kept securely in one place. If the member notifies the Company that any of these credit or debit cards are lost or stolen, the Company will notify the issuers of these cards, arrange for them to be replaced and reimburse the member for any amount for which the card issuer may hold the member liable. During 1996, the Company acquired Ideon Group, Inc. ("Ideon"), which through its principal subsidiary, SafeCard, offers a credit card registration service, "Hot-Line". If a member notifies SafeCard of a loss or theft of his/her credit cards, SafeCard retrieves (or, if cards have not been previously registered, obtains) the necessary card registration information, and then promptly notifies the credit card issuers of the loss, simultaneously requesting replacement.

   PrivacyGuard Service. The PrivacyGuard(Registered Trademark) service provides members with a comprehensive and understandable means of monitoring key personal information. The service offers a member access to information in four key areas: credit history and monitoring, driving records maintained by state motor vehicle authorities, Social Security records and medical files maintained by third parties. This service is designed to assist members in obtaining and monitoring information concerning themselves that is used by third parties in making decisions such as granting or denying credit or setting insurance rates.

   Buyers Advantage. The Buyers Advantage(Registered Trademark) service extends the manufacturer's warranty on products purchased by the member. This service also rebates 20% of repair costs and offers members price protection by refunding any difference between the price the member paid for an item and its reduced price, should the item be sold at a lower price within sixty days after purchase.

   CompleteHome. The CompleteHome(Registered Trademark) service is designed to save members time and money in maintaining and improving their homes. Members can order do-it-yourself "How-To Guides" or call the service for a tradesperson referral. Tradespersons are available in all 50 states through a toll-free phone line. Members also receive discounts ranging from 10% to 50% off on a full range of home-related products and services.

   Health Services. The HealthSaver(Service Mark) membership provides discounts ranging from 10% to 60% off retail prices on prescription drugs, eyewear, eyecare, dental care, selected health-related services and fitness equipment, including sporting goods. Members may also purchase prescription and over-the-counter drugs through the mail.

   Lifestyle Clubs. The Company's North American Outdoor Group, Inc. subsidiary ("NAOG") owns and operates the North American Hunting
Club(Registered Trademark), the North American Fishing Club(Registered Trademark) and the Handyman Club of America(Registered Trademark), among others. Members of these clubs receive fulfillment kits, discounts on related goods and services, magazines and other benefits.

   Spark Services, Inc. ("Spark") provides database-driven classified advertising services focusing on dating to over 300 radio stations throughout the United States and Canada. Spark is the leading provider of dating and personals services to the radio industry. Spark has also begun to test television distribution of its services through infomercials, as well as through short form advertising and affiliation deals with various programs. Consumers pay for Spark's services on a per minute of usage transaction basis.

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

   The Company, primarily through National Card Control Inc. ("NCCI"), a wholly-owned subsidiary, also sells enhancement services to credit card issuers who make these services available to their credit card holders to foster increased product usage and loyalty. NCCI's clients create a customized package of the Company's products and services. These enhancements include loyalty products, such as frequent flyer/buyer programs, as well as shopping, travel, concierge, insurance and credit card registration services.

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

   The Company solicits restaurants, hotels, motels, theaters, retailers and other businesses which agree to offer services and/or merchandise at discount prices (primarily on a two-entrees-for-the-price-of-one or 50% discount basis). The Company sells discount coupon memberships, under its Entertainment(Registered Trademark), Gold C(Registered Trademark) and other trademarks, typically containing coupons for hundreds of discount offers from participating establishments. Targeting middle to upper income consumers, Entertainment(Registered Trademark) coupon books also contain selected discount travel offers, including offers for hotels, restaurants and tourist attractions. More than 100,000 merchants participate in these programs. Entertainment has used this national base of merchants to develop other products, most notably, customized memberships. Membership books customized for major corporations typically contain portions of Entertainment(Registered Trademark) books, along with other discount offers.

   Entertainment(Registered Trademark) coupon book memberships are distributed annually by geographic area. Members are solicited through nonprofit organizations, corporations and, to a lesser extent, through retailers and directly from the public. Customized books are distributed primarily by major corporations as premiums and incentives for their employees. The coupon books are generally provided to nonprofit organizations and corporations on a consignment basis.

   While prices of local coupon memberships vary, the customary price for Entertainment(Registered Trademark) and Gold C(Registered Trademark) coupon book memberships ranges between $10 and $45. Customized book memberships are generally sold at significantly lower prices. In 1997, over five million Entertainment(Registered Trademark) coupon books were published in North America.

   Sally Foster, Inc., a subsidiary of the Company, provides fundraising institutions, primarily public and private elementary schools, with seasonal products for sale in their fundraising efforts. The Company uses its Gold C(Registered Trademark) sales force to sell these products, often combining the sale of gift wrap with other membership services.

   Insurance Products. The Company, through BCI, serves as a third party administrator for marketing accidental death insurance throughout the country to the customers of BCI's financial institution clients. This accidental death insurance is often combined with other Company membership services to enhance their value. These products are generally marketed through direct mail solicitations, which generally offer $1,000 of accidental death insurance at no cost to the member and the opportunity to choose additional coverage of up to $250,000. The annual membership fee generally ranges from $10 to $250. BCI also acts as an administrator for some term, graded term and hospital accident insurance.

   BCI's insurance products and other services are offered through credit unions to their account holders and to the account holders of FISI's and the Company's financial institution clients. BCI also markets the Company's shopping, travel, automobile and discount coupon program membership services to its clients. See also "--General -- Proposed Acquisitions and Recent Divestiture -- Providian Acquisition" and "--Proposed Acquisition of American Bankers."

   ONLINE PRODUCTS. The Company operates netMarket (www.netmarket.com), its flagship online, membership-based, value-oriented consumer site which offers discounts on over a million products and services. It offers discounted shopping, travel, auto and other benefits to both members and non-members, with members receiving preferred pricing, access to specials, cash back benefits, low price guarantees and extended warranties on certain items.

   The Company also operates other online consumer offerings such as Books.com (www.books.com), one of the largest online booksellers in the world with more than four million titles available and discounts of 20 to 40 percent below retail prices; Musicspot (www.musicspot.com) an online music store with more than 150,000 titles discounted 20 percent below retail prices; and GoodMovies (www.goodmovies.com) an online movie store offering more than 50,000 movie titles at 20 to 40 percent below retail cost. The Company, through Match.com, Inc. ("Match"), is the leading matchmaking service on the Internet, servicing over 100,000 consumers. Subscriptions to the Match service range from approximately $10 per month to just under $60 for one year.

   The Company, through its Rent Net operation (www.rent.net) is the leading apartment information and rental service on the Internet, with listings in more than 2,000 North American cities. Rent Net's clients include many of the top 50 property management companies across North America, and its apartment and relocation information has been seen by more than one million users monthly.

   OTHER. The Company's Numa Corporation subsidiary publishes personalized heritage publications, including under the Halbert's name, and markets and sells personalized merchandise.

   DISTRIBUTION CHANNELS. The Company markets its individual, wholesale, and discount program memberships through a variety of distribution channels. The consumer is ultimately reached in the following ways: 1) at financial institutions or other associations through direct marketing; 2) at financial institutions or other associations through a direct sales force, participating merchant or general advertising; and 3) through fundraisers such as schools and charitable institutions. Some of the Company's individual memberships, such as shopping, travel and auto services, are available to computer users via on-line services and the Internet's World Wide Web. These users are solicited primarily through direct mail, inserts in newly-purchased computer equipment containers and interactive communications networks, such as America Online. The Company believes that its interactive users account for less than 2% of its total members. The Company is currently working with a range of industry leaders developing interactive technologies. Strategic alliances have been formed with major phone companies and on-line services.

   INTERNATIONAL MEMBERSHIP. As of December 31, 1997, Cendant International Membership Services had expanded its international membership base to almost four million members, an increase of approximately 100%. This membership base is driven by retail and wholesale membership through 40 major banks in Europe, Asia, as well as through other distribution channels.

   The Company has exclusive licensing agreements covering the use of its merchandising systems in Japan, Canada and Australia, under which licensees paid initial license fees and agree to pay royalties to the Company on membership fees, access fees and merchandise service fees paid to them. Royalties to the Company from these licenses were less than 1% of the Company's revenues and profits in the years-ended December 31, 1997, 1996 and 1995, respectively.

   In 1997, in addition to Canadian coupon book memberships, Entertainment(Registered Trademark) coupon book memberships were distributed in six European markets and Australia. The Canadian coupon book memberships are published independently by a Canadian subsidiary of Entertainment and the European memberships are published by the Company's European subsidiaries. The Australian coupon book memberships are published by an Australian joint venture in which Entertainment has a controlling interest. United States and Canadian memberships are also made available to foreign travelers. With publication of these overseas memberships, the Company has created additional custom-designed programs for international use.

   The economic impact of currency exchange rate movements on the Company is complex because it is linked to variability in real growth, inflation, interest rates and other factors. Because the Company operates in a mix of membership services and numerous countries, management believes currency exposures are fairly well diversified. See Item 7A: "Quantitative and Qualitative Disclosure About Market Risk".

   SEASONALITY. Except principally for the sale of discount coupon program memberships, the Company's membership business is not seasonal. Publication of Entertainment(Registered Trademark) and Gold C Savings Spree(Registered Trademark) books is generally completed in October of each year with significant member solicitations beginning soon thereafter. Most cash receipts from these coupon book memberships are received in the fourth quarter and, to a lesser extent, in the first and third quarters of each fiscal year. For financial statement purposes, the Company recognizes these membership fees over the service period.

   COMPETITION. Individual Memberships. The Company believes that there are competitors which offer membership programs similar to the Company's and some of these entities, which include large retailers, travel agencies, insurance companies and financial service institutions, have financial resources, product availability, technological capabilities or customer bases greater than those of the Company. To date, the Company has been able to compete effectively with such competitors. However, there can be no assurances that it will continue to be able to do so. In addition, the Company competes with traditional methods of merchandising that enjoy widespread consumer acceptance, such as catalog and in-store retail shopping and shopping clubs (with respect to its discount shopping service), and travel agents (with respect to its discount travel service). The Company's systems are not protected by patent.

   Wholesale Memberships. Each of the Company's account enhancement membership services competes with similar services offered by other companies, including insurance companies. Many of the competitors are large and more established, with greater resources and financial capabilities than those of the Company. Finally, in attempting to attract any relatively large financial institution as a client, the Company also competes with that institution's in-house marketing staff and the institution's perception that it could establish programs with comparable features and customer appeal without paying for the services of an outside provider.

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

TRAVEL SERVICES

 THE LODGING FRANCHISE BUSINESS

   GENERAL. The lodging industry can be divided into three broad segments based on price and services: luxury or upscale, which typically charge room rates above $82 per night; middle market, with room rates generally between $55 and $81 per night; and economy, where rates generally are less than $54 per night. Of the brand names franchised by the Company, Ramada, Howard Johnson and Wingate Inn compete principally in the middle market segment and Days Inn, Knights Inn, Super 8, Travelodge and Villager Lodge ("Villager") compete primarily in the economy segment, which is currently the fastest growing segment of the industry.

   As franchisor of lodging facilities, the Company provides a number of services designed to directly or indirectly increase hotel occupancy rates, revenues and profitability, the most important of which is a centralized brand-specific national reservations system. Similarly, brand awareness derived from nationally recognized brand names, supported by national advertising and marketing campaigns, can increase the desirability of a hotel property to prospective guests. The Company believes that, in general, national franchise brands with a greater number of hotels enjoy greater brand awareness among potential hotel guests, and thus are perceived as more valuable by existing and prospective franchisees than brands with a lesser number of properties. Franchise brands can also increase franchisee property occupancy through national direct sales programs to businesses, associations and affinity groups.

   In determining whether to affiliate with a national franchise brand, hotel operators compare the costs of affiliation (including the capital expenditures and operating costs required to meet a brand's quality and operating standards, plus the ongoing payment of franchise royalties and assessments for the reservations system and marketing programs) with the increase in gross room revenue anticipated to be derived from brand membership. Other benefits to brand affiliation include group purchasing services, training programs, design and construction advice, and other franchisee support services, all of which provide the benefits of a national lodging services organization to operators of independently-owned hotels. The Company believes that, in general, franchise affiliations are viewed as enhancing the value of a hotel property by providing economic benefits to the property.

   The Company entered the lodging franchise business in July 1990 with the acquisition of the Howard Johnson franchise system and the rights to operate the U.S. Ramada franchise system. The Company acquired the Days Inn franchise system in 1992, the Super 8 franchise system and substantially all of the assets of the Park Inn International(Registered Trademark) franchise system in the U.S. and Canada in 1993 (which the Company sold in 1996), the Villager Lodge franchise system in 1994, the Knights Inn franchise system in August 1995 and the Travelodge franchise system in January 1996. Each of these acquisitions has increased the Company's earnings per share. The Company continues to seek actively opportunities to acquire or license additional hotel franchise systems, including established brands in the upper end of the market, where the Company is not currently represented. See "Lodging Franchise Growth" below.

   The fee and cost structure of the Company's business provides significant opportunities for the Company to increase earnings by increasing the number of franchised properties. Hotel franchisors such as the Company derive substantially all of their revenue from annual franchise fees. Annual franchise fees are comprised of two components, a royalty portion and a marketing and reservations portion, both of which are normally charged by the franchisor as a percentage of the franchisee's gross room sales. The royalty portion of the franchise fee is intended to cover the operating expenses of the franchisor, such as expenses incurred in quality assurance, administrative support and other franchise services and to provide the franchisor with operating profits. The marketing/reservations portion of the franchise fee is intended to reimburse the franchisor for the expenses associated with providing such franchise services as a national reservations system, national media advertising and certain training programs.

   The Company's franchisees are dispersed geographically which minimizes the exposure to any one hotel owner or geographic region. Of the more than 5,500 properties and 3,700 franchisees in the Company's systems, no individual hotel owner accounts for more than 2% of the Company's lodging revenue.

   LODGING FRANCHISE GROWTH. Growth of the franchise systems through the sale of long-term franchise contracts to operators of existing and newly constructed hotels is the leading source of revenue and earnings growth in the Company's lodging franchise business. Franchises are terminated primarily for not paying the required franchise fees and/or not maintaining compliance with brand quality assurance standards required pursuant to the applicable franchise agreement.

   LODGING FRANCHISE SALES. The Company markets franchises principally to independent hotel and motel owners, as well as to owners whose properties are affiliated with other hotel brands. The Company believes that its existing franchisees also represent a significant potential market because many own, or may own in the future, other hotels which can be converted to the Company's brand names. Accordingly, a significant factor in the Company's sales strategy is maintaining the satisfaction of its existing franchisees by providing quality services.

   The Company employs a national franchise sales force consisting of approximately 80 salespeople and sales management personnel, which is divided into several brand-specific sales groups, with regional offices around the country. The sales force is compensated primarily through commissions. In order to provide broad marketing of the Company's brands, sales referrals are made among the sales groups and a referring salesperson is entitled to a commission for referrals which result in a franchise sale.

   The Company seeks to expand its franchise systems and provide marketing and other franchise services to franchisees on an international basis through a series of master license agreements with internationally based developers and franchisors. As of December 31, 1997, the Company's franchising subsidiaries (other than Ramada) have entered into international master licensing agreements for part or all of 46 countries on six continents. The agreements typically include minimum development requirements and require an initial development fee upon execution of the license agreement as well as recurring franchise fees.

   PRINCIPAL LODGING FRANCHISE SYSTEMS. The following is a summary description of the Company's principal lodging franchise systems. Information reflects properties which are open and operating and is presented as of December 31, 1997.

                PRIMARY MARKET    AVG. ROOMS                                     DOMESTIC
     BRAND          SERVED       PER PROPERTY  # OF PROPERTIES   # OF ROOMS   INTERNATIONAL *
--------------  -------------- --------------  --------------- ------------  ----------------
Days Inn         Lower Economy        91            1,761         159,400    International(1)
Howard Johnson   Mid-market          108              483          51,944    International(2)
Knights Inn      Lower Economy        83              190          15,771    International(3)
Ramada           Mid-market          135              885         119,132    Domestic
Super 8          Economy              61            1,630         100,166    International(3)
Travelodge       Upper Economy        81              479          39,030    Domestic(1)(5)
Villager Lodge   Lower Economy        77               82           6,339    International(4)
Wingate          Mid-market           94               19           1,790    International(4)

------------
 *     Description of rights owned or licensed.
(1)    Includes properties in Mexico, Canada, Israel, China, South Africa and
       India.
(2)    Includes Mexico, Canada, Columbia, Israel, Japan, Venezeula and Malta.
(3)    Includes properties in Canada.
(4)    No international properties currently open and operating.
(5)    Rights include all of North America.

   OPERATIONS -- LODGING. The Company's organization is designed to provide a high level of service to its franchisees while maintaining a controlled level of overhead expense. In the lodging segment, expenses related to marketing and reservations services are budgeted to match marketing and reservation fees each year.

   National Reservations Systems. Unlike many other franchise businesses (such as restaurants), the lodging business is characterized by remote purchasing through travel agencies and through use by consumers of toll-free telephone numbers. Each of the Company's reservations systems is independently operated, focusing on its specific brand and franchise system, and is comprised of one or more nationally advertised toll-free telephone numbers, reservation agents who accept inbound calls, a computer operation that processes reservations, and automated links which accept reservations from travel agents and other travel providers, such as airlines, and which report reservations made through the system to each franchisee property. Each reservation agent handles reservation requests and inquiries for only one of the Company's franchise systems and there is no "cross selling" of franchise systems. The Company maintains seven reservations centers that are located in Knoxville and Elizabethton, Tennessee; Phoenix, Arizona; Winner and Aberdeen, South Dakota; Orangeburg, South Carolina and Saint John, New Brunswick, Canada. Generally, reservation agents for each of the franchise systems are located in at least two of the Company's seven facilities, thereby ensuring continuous service in the event of a power failure or telephone line interruption occurring at any one of the locations. The Company currently intends to establish a call center in Cork, Ireland to serve franchisee's hotels in Europe.

   Brand Name Marketing Programs. The Company's brand name marketing programs seek to increase the traveling public's awareness of the Company's franchise systems and thereby to increase franchisee property occupancy rates and revenues. To achieve this objective, each of the franchise systems' programs is managed by its own staff, who develop the marketing strategy for the system and report to the brand president. A central corporate marketing services department implements the strategy.

   The marketing services department publishes hotel directories for each franchise system, conducts market research and produces artwork for national and regional advertising programs. In addition, the marketing services department works with the independent advertising agencies that have been retained for each franchise system. These advertising agencies produce television, radio and print advertising and assist in placing advertisements in the media.

   Quality Assurance. The Company believes that franchisees have a high level of interest in the degree to which the quality of fellow franchise operators is monitored, both upon admission to the system and on an ongoing basis. Franchise quality control occurs through inspections at the time of application, upon entry into the system and on an ongoing basis through quality assurance programs. Quality assurance programs promote uniformity within the franchise system, an important marketing factor with respect to increasing consumer demand for lodging facilities. These programs consist of generally unannounced inspections of properties (two to four times a year) by inspectors who are rotated through franchise system properties to promote consistent grading standards. Properties proposed to be converted to one of the Company's franchise systems are inspected by the Company's most experienced inspectors, who are dedicated specifically to this function and who prepare specific renovation schedules to which the potential franchisees are required to adhere. These specialists report to the Senior Vice President of Operations -- Hotel Division rather than to the sales personnel proposing the property. As of December 31, 1997, the Company employed 82 persons in the quality assurance department.

   Various brand-specific quality assurance initiatives are designed to encourage compliance. The Company has instituted certain financial incentive programs to encourage franchisees to improve their properties. Approximately 13% of the franchisee properties are in quality assurance default at any time, with many defaults due to operating standards issues (e.g., failure to attend training programs, outdated signage, logo violations, etc.). In general, franchisees are given 30 days to correct the conditions that led to default or implement a plan to correct the default. If the default is not cured in a timely fashion, the Company has the right to terminate the defaulting franchisee's franchise agreement and realize a termination fee.

   Training. Each of the Company's franchise systems has a training department which conducts both mandatory and optional training programs. These departments are staffed by experienced Company employees who conduct regularly scheduled regional educational seminars for both non-management and property level management personnel. Training programs are designed to teach franchisees how to utilize best the Company's reservations system and marketing programs, as well as the fundamentals of hotel operations such as recruiting, housekeeping and yield management. The Company also provides special on-site training upon request. The Company has developed and maintains a library of training videos, cassettes and tapes, as well as printed training material, which are available to franchisees. The Company also employs Property Opening Specialists who help the property staff become acclimated when their property enters a franchise system.

   Purchasing. Through its Cendant Supplier Services operation, the Company provides its franchisees with volume purchasing discounts for products, services, furnishings and equipment used in lodging operations. In addition to the preferred alliance programs described hereinafter, Cendant Supplier Services establishes relationships with lodging industry vendors and negotiates discounts for purchases by its customers. The Company does not maintain inventory, directly supply any of the products or, generally, extend credit to franchisees for purchases. See "COMBINED OPERATIONS --Preferred Alliance and Co-Marketing Arrangements" below.

   Franchise Services. In all of its operations, the Company emphasizes service to its franchisees. This emphasis is exemplified by the franchise services department which is comprised of 48 persons with extensive experience in the lodging industry, who are available to respond to inquiries by franchisees. Each franchisee is assigned a franchise service manager who is available via a toll-free telephone number. After each communication with a franchisee, the franchise service manager prepares a contact report which is circulated within the Company to the departments responsible for responding to the inquiry.

   LODGING FRANCHISE AGREEMENTS. The Company's lodging franchise agreements grant the right to utilize one of the brand names associated with the Company's lodging franchise systems to lodging facility owners or operators under long-term franchise agreements. An annual average of 2.7% of the Company's existing franchise agreements are scheduled to expire from January 1, 1998 through December 31, 2006, with no more than 3.6% (in 2002) scheduled to expire in any one of those years.

   The current standard agreements generally are for 15-year terms for converted properties and 20-year terms for newly constructed properties and generally require, among other obligations, franchisees to pay a minimum initial fee of between $15,000 and $35,000 based on property size and type, as well as annual franchise fees comprised of royalty fees and marketing/reservation fees based on gross room revenues.

   Under the terms of the standard franchise agreements in effect at December 31, 1997, franchisees are typically required to pay recurring fees comprised of a royalty portion and a reservation/marketing portion, calculated as a percentage of annual gross room revenue that range from 7.0% to 8.8%. The Company discounts fees from the standard rates from time to time and under certain circumstances.

   The Company's typical franchise agreement is terminable by the Company upon the franchisee's failure to maintain certain quality standards or to pay franchise fees or other charges. In the event of such termination, the Company is typically entitled to be compensated for lost revenues in an amount equal to the franchise fees accrued during periods specified in the respective franchise agreements which are generally between one and five years.

   LODGING SERVICE MARKS AND OTHER INTELLECTUAL PROPERTY. The service marks "Days Inn," "Ramada," "Howard Johnson", "Super 8" and "Travelodge" and related logos are material to the Company's business. The Company, through its franchisees, actively uses these marks. All of the material marks in each franchise system are registered (or have applications pending for registration) with the United States Patent and Trademark Office. The marks relating to the Days Inn system, the Howard Johnson system, the Knights Inn system, the Super 8 system, the Travelodge system (in North America) and the Villager Lodge system are owned by the Company through its subsidiaries. The marks relating to the Wingate Inn system are owned by a limited partnership, of which a subsidiary of the Company is the general partner.

   The Company franchises the service mark "Ramada" and related marks, Ramada brands and logos (the "Ramada Marks") to lodging facility owners in the United States pursuant to two license agreements (the "Ramada License Agreements") between an indirect subsidiary of Marriott Corporation ("Licensor") and Ramada Franchise Systems, Inc. ("RFS"), a wholly-owned subsidiary of the Company. The Ramada License Agreements limit RFS's use of the Ramada Marks to the U.S. market.

   The Ramada License Agreements have initial terms terminating on March 31, 2024. At the end of the initial terms, RFS has the right either (i) to extend the Ramada License Agreements, (ii) to purchase the Ramada Marks for their fair market value at the date of purchase, subject to certain minimums after the initial terms, or (iii) to terminate the Ramada License Agreements. The Ramada License Agreements require that RFS pay royalties calculated on the basis of percentages of annual gross room sales, subject to certain minimums and maximums as specified in each Ramada License Agreement. Such royalties approximate $44 million for 1997.

   The Ramada License Agreements are subject to certain termination events relating to, among other things, (i) the failure to maintain aggregate annual gross room sales minimum amounts stated in the Ramada License Agreements,
(ii) the maintenance by the Company of a minimum net worth of $50 million (however, this minimum net worth requirement may be satisfied by a guaranty of an affiliate of the Company with a net worth of at least $50 million or by an irrevocable letter of credit (or similar form of third-party credit support)), (iii) non-payment of royalties, (iv) failure to maintain registrations on the Ramada Marks and to take reasonable actions to stop infringements, (v) failure to pay certain liabilities specified by the Restructuring Agreement, dated July 15, 1991, by and among New World Development Co., Ltd. (a predecessor to Licensor), Ramada International Hotels and Resorts, Inc., Ramada Inc., Franchise System Holdings, Inc., the Company and RFS and (vi) failure to maintain appropriate hotel standards of service and quality. A termination of the Ramada License Agreements would result in the loss of the income stream from franchising the Ramada brand names and could result in the payment by the Company of liquidated damages equal to three years of license fees. The Company does not believe that it will have difficulty complying with all of the material terms of the Ramada License Agreements.

   LODGING COMPETITION. Competition among the national lodging brand franchisors to grow their franchise systems is intense. The Company's primary national lodging brand competitors are the Holiday Inn(Registered Trademark) and Best Western(Registered Trademark) brands and Choice Hotels, which franchises seven brands, including the Comfort Inn(Registered Trademark), Quality Inn(Registered Trademark) and Econo Lodge(Registered Trademark) brands. Days Inn, Travelodge and Super 8 properties principally compete with Comfort Inn, Hampton Inn(Registered Trademark) and Econo Lodge in the limited service economy sector of the market. The chief competitor of Ramada, Howard Johnson and Wingate Inn properties, which compete in the middle market segment of the hotel industry, is Holiday Inn. The Company's Knights Inn and Thriftlodge brands compete with Motel 6(Registered Trademark) properties. In addition, a lodging facility owner may choose not to affiliate with a franchisor but to remain independent.

   The Company believes that competition for the sale of franchises in the lodging industry is based principally upon the perceived value and quality of the brand and services offered to franchisees, as well as the nature of those services. The Company believes that prospective franchisees value a franchise based upon their view of the relationship of conversion costs and future charges to the potential for increased revenue and profitability. The reputation of the franchisor among existing franchisees is also a factor which may lead a property owner to select a particular affiliation. The Company also believes that the perceived value of its brand names to prospective franchisees is, to some extent, a function of the success of its existing franchisees.

   The ability of the Company's lodging franchisees to compete in the lodging industry is important to the Company's prospects for growth, although, because franchise fees are based on franchisee gross room revenue, the Company's revenue is not directly dependent on franchisee profitability.

   The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competing properties in the vicinity, its affiliation with a recognized brand name, community reputation and other factors. A franchisee's success may also be affected by general, regional and local economic conditions. The effect of these conditions on the Company's results of operations is substantially reduced by virtue of the diverse geographical locations of the Company's franchises. At December 31, 1997, the Company had franchised lodging properties in North America (including all 50 states of the United States), Europe, Asia, Africa and South America.

   LODGING SEASONALITY. The principal source of lodging revenue for the Company is based upon the annual gross room revenue of franchised properties. As a result, the Company's revenue from the lodging franchise business experiences seasonal lodging revenue patterns similar to those of the hotel industry wherein the summer months, because of increases in leisure travel, produce higher revenues than other periods during the year. Therefore, any occurrence that disrupts travel patterns during the summer period could have a material adverse effort on the franchisee's annual performance and effect the Company's annual performance.

THE TIMESHARE EXCHANGE BUSINESS

   GENERAL. The Company acquired Resort Condominiums International, Inc. (now Resort Condominiums International, LLC), on November 12, 1996. RCI is the world's largest provider of timeshare vacation exchange opportunities and timeshare services for nearly 2.4 million timeshare households from more than 200 nations and more than 3,200 resorts in 90 countries around the world. RCI's business consists primarily of the operation of an exchange program for owners of condominium timeshares or whole units at affiliated resorts, the publication of magazines and other periodicals related to the vacation and timeshare industry, travel related services, resort management, integrated software systems and service and consulting services. RCI has significant operations in North America, Europe, the Middle East, Latin America, Africa, Australia, and the Pacific Rim. RCI has more than 3,500 employees worldwide.

   The resort component of the leisure industry is primarily serviced by two alternatives for overnight accommodations: commercial lodging establishments and timeshare resorts. Commercial lodging consists principally of: a) hotels and motels in which a room is rented on a nightly, weekly or monthly basis for the duration of the visit and b) rentals of privately-owned condominium units or homes. Oftentimes, this segment is designed to serve both the leisure and business traveler. Timeshare resorts present an economical and reliable alternative to commercial lodging for many vacationers who want to experience the added benefits associated with ownership. Timeshare resorts are purposely designed and operated for the needs and enjoyment of the leisure traveler.

   Resort timesharing -also referred to as vacation ownership -is the shared ownership and/or periodic use of property by a number of users or owners for a defined period of years or in perpetuity. An example of a simple form of timeshare is a condominium unit that is owned by fifty-one persons, with each person having the right to use the unit for one week of every year and with one week set aside for maintenance. In the United States, industry sources estimate that the average price of such a timeshare is about $10,000, plus a yearly maintenance fee of approximately $350 per interval owned. Based upon information published about the industry, the Company believes that 1997 sales of timeshares exceeded $6 billion worldwide. Two principal segments make up the timeshare exchange industry: owners of timeshare interests (consumers) and resort properties (developers/operators). Industry sources have estimated that the total number of owner households of timeshare interests is nearly 4 million worldwide, while the total number of timeshare resorts worldwide has been estimated to be more than 4,500. The timeshare exchange industry derives revenue from annual membership fees paid by owners of timeshare interests, fees paid by such owners for each exchange and fees paid by members and resort affiliates for various other products and services.

   The "RCI Network" provides RCI members who own timeshares at RCI-affiliated resorts the capability to exchange their timeshare vacation accommodations in any given year for comparable value accommodations at other RCI-affiliated resorts. Approximately 1.2 million members of the RCI Network, representing approximately 50% of the total members of the RCI Network reside outside of the United States. RCI's membership volume has grown at a compound annual rate for the last five years of approximately 8%, while exchange volumes have grown at a compound annual rate of approximately 10% for the same time period.

   RCI provides members of the RCI Network with access to both domestic and international timeshare resorts, publications regarding timeshare exchange opportunities and other travel-related services, including discounted purchasing programs. In 1997, members in the United States paid an average annual membership fee of $65 as well as an average exchange fee of $107 for every exchange arranged by RCI. In 1997, membership and exchange fees totaled approximately $300 million and RCI arranged more than 1.8 million exchanges.

   Developers of resorts affiliated with the RCI Network typically pay the first year membership fee for new members upon the sale of the timeshare interest. In the United States, nearly 60% of such owners renew their memberships in their second year and nearly 80% of these owners renew each year thereafter.

   TIMESHARE EXCHANGE BUSINESS GROWTH. The timeshare exchange industry has experienced significant growth over the past decade. The Company believes that the factors driving this growth include the demographic trend toward older, more affluent Americans who travel more frequently; the entrance of major hospitality and entertainment companies into timeshare development; a worldwide acceptance of the timeshare concept; and an increasing focus on leisure activities, family travel and a desire for value, variety and flexibility in a vacation experience. The Company believes that future growth of the timeshare exchange industry will be determined by general economic conditions both in the U.S. and worldwide, the public image of the industry, improved approaches to marketing and sales, a greater variety of products and price points, the broadening of the timeshare market and a variety of other factors. Accordingly, the Company cannot predict if future growth trends will continue at rates comparable to those of the recent past.

   OPERATIONS. The Company's timeshare exchange business is designed to provide high-quality, leisure travel services to its members and cost-effective, single-source support services to its affiliated timeshare resorts. Most members are acquired from timeshare developers who purchase an initial RCI membership for each buyer at the time the timeshare interval is sold. A small percentage of members are acquired through direct solicitation activities of RCI.

   MEMBER SERVICES. International Exchange System. Members are served through a network of call centers located in more than 20 countries throughout the world. These call centers are staffed by approximately 2,000 people. Major regional call and information support centers are located in Indianapolis, Kettering (England), Cork (Ireland), Mexico City and Singapore. All members receive a directory that lists resorts available through the exchange system, a periodic magazine and other information related to the exchange system and available travel services. These materials are published in various languages.

   Travel Services. In addition to exchange services, RCI's call centers also engage in telemarketing and cross-selling of other ancillary travel and hospitality services. These services are offered to a majority of members depending on their location. RCI provides travel services to U.S. members of the RCI Network through its affiliate, RCI Travel, Inc. ("RCIT"). On a global basis, RCI provides travel services through entities operating in local jurisdictions (hereinafter, RCIT and its local entities are referred to as "Travel Agencies"). Travel Agencies provide airline reservations and airline ticket sales to members in conjunction with the arrangement of their timeshare exchanges, as well as providing other types of travel services, including hotel accommodations, car rentals, cruises and tours. Travel Agencies also from time to time offer travel packages utilizing resort developers' unsold inventory to generate both revenue and prospective timeshare purchasers to affiliated resorts.

   Quality Assurance. Members have a high level of interest in the quality of their home resorts and other resorts within the exchange system. Quality control of affiliated resorts occurs through inspections at the time of application, unannounced inspections and visits by Company personnel, and comment card feedback from members exchanging into each resort. Resorts meeting certain quality measures are given special recognition through RCI's Gold Crown Resort and Resorts of International Distinction award programs.

   RESORT SERVICES. Resort Affiliations. Growth of the timeshare business is dependent on the sale of timeshare units by affiliated resorts. RCI affiliates international brand names and independent developers, owners' associations and vacation clubs. The Company believes that national lodging and hospitality companies are attracted to the timeshare concept because of the industry's relatively low product cost and high profit margins, and the recognition that timeshare resorts provide an attractive alternative to the traditional hotel-based vacation and allow the hotel companies to leverage their brands into additional resort markets where demand exists for accommodations beyond traditional rental-based lodging operations. Today, 7 of every 10 timeshare resorts worldwide are affiliated with RCI. The Company also believes that RCI's existing affiliates represent a significant potential market because many developers and resort managers may become involved in additional resorts in the future which can be affiliated with RCI. Accordingly, a significant factor in RCI's growth strategy is maintaining the satisfaction of its existing affiliates by providing quality support services.

   Sales Support Services. Exchange services are considered to be an essential component of timeshare ownership. In fact, exchange is one of the primary reasons given for purchasing timeshare. RCI provides a wide variety of sales and marketing materials to assist its affiliated resorts in selling more efficiently and effectively. These include videos explaining the concept of timesharing and exchange, interactive multi-media sales tools, wall displays customized for the resort, a wide variety of promotional brochures, travel services, purchasing discounts and the Endless Vacation Special Resort Edition Directory which includes photos and/or summary information for all RCI-affiliated resorts. In addition, RCI uses state-of-the-art database marketing techniques to identify highly qualified sales prospects for its resort affiliates.

   Advertising. RCI provides many advertising opportunities in its member and developer focused publications, as well as through its site on the Internet World Wide Web at http://www.rci.com.

   Timeshare Consulting. RCI provides worldwide timeshare consulting services through its affiliate, RCI Consulting, Inc. ("RCIC"). These services include comprehensive market research, site selection, strategic planning, community economic impact studies, resort concept evaluation, financial feasibility assessments, on-site studies of existing resort developments, and tailored sales and marketing plans.

   Resort Management Software. RCI provides computer software systems to timeshare resorts and developers through its affiliate, Resort Computer Corporation ("RCC"). RCC provides software that integrates resort functions such as sales, accounting, inventory, maintenance, dues and reservations. The Company's RCC Premier information management software is believed to be the only technology available today that can fully support timeshare club operations and points-based reservation systems.

   Property Management. RCI provides resort property management services through its affiliate, RCI Management, Inc. ("RCIM"). RCIM is a single source for any and all resort management services, and offers a menu including hospitality services, a centralized reservations service center, advanced reservations technology, human resources expertise and owners' association administration.

   TIMESHARE PROPERTY AFFILIATION AGREEMENTS. More than 3,200 timeshare resorts are affiliated with the RCI Network, of which nearly 1,300 resorts are located in the United States and Canada, more than 1,200 in Europe and Africa, more than 450 in Mexico and Latin America, and nearly 300 in the Asia-Pacific region. The terms of RCI's affiliation agreement with its affiliates generally require that the developer enroll each new timeshare purchaser at the resort as a member of RCI, license the affiliated resort to use the RCI name and marks for certain purposes, set forth the materials and services RCI will provide to the affiliate, and generally describe RCI's expectations of the resort's management. The affiliation agreement also includes stipulations for representation of the exchange program, minimum enrollment requirements and treatment of exchange guests. Affiliation agreements are typically for a term of five or six years, and automatically renew thereafter for terms of one to six years unless either party takes affirmative action to terminate the relationship. RCI makes available a wide variety of goods and services to its affiliated developers, including publications, advertising, sales and marketing materials, timeshare consulting services, resort management software, travel packaging and property management services.

   RCI LICENSED MARKS AND INTELLECTUAL PROPERTY. The service marks "RCI", "Resort Condominiums International" and related marks and logos are material to RCI's business. RCI and its subsidiaries actively use the marks. All of the material marks used in RCI's business are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where RCI or its subsidiaries have significant operations. The marks used in RCI's business are owned by the Company.

   SEASONALITY. A principal source of timeshare revenue relates to exchange services to members. Since members have historically shown a tendency to plan their vacations in the first quarter of the year, revenues are generally slightly higher in the first quarter in comparison to other quarters of the year. The Company cannot predict whether this trend will continue in the future as the timeshare business expands outside of the United States and Europe, and as global travel patterns shift with the aging of the world population.

   COMPETITION. The global timeshare exchange industry is comprised of a number of entities, including resort developers and owners. RCI's largest competitor is Interval International Inc. ("Interval"), formerly a wholly-owned subsidiary of the Company, and a few other smaller firms. Based upon industry sources, the Company believes that 98% of the more than 4,500 timeshare resorts in the world are affiliated with either RCI or Interval. Based upon 1997 published statistics and Company information, RCI has nearly 2.4 million timeshare households that are members, while Interval has approximately
850,000 timeshare households that are members. Also in 1997, RCI confirmed more than 1.8 million exchange transactions while Interval confirmed approximately 480,000 transactions. As a result, based on 1997 business volume, RCI services approximately 73% of members and approximately 79% of exchange transactions. RCI is bound by the terms of a proposed Consent Order issued by the Federal Trade Commission which restricts the right of RCI to solicit, induce, or attempt to induce clients of Interval International Inc. to either terminate or not to renew their existing Interval contracts. The proposed Consent Order contains certain other restrictions. The restrictions generally expire on or before December 17, 1999.

AVIS CAR RENTAL FRANCHISE BUSINESS

   GENERAL. On October 17, 1996, the Company completed the acquisition of all of the outstanding capital stock of Avis, Inc. which together with its subsidiaries, licensees and affiliates, operated the Avis Worldwide Vehicle System (the "Avis System"). As part of its previously announced plan, on September 24, 1997, the Company completed the initial public offering ("IPO") of the subsidiary, Avis Rent A Car, Inc. ("ARAC"), which owned and operated the company-owned Avis car rental operations. The Company currently owns approximately 20% of the outstanding Common Stock of ARAC. The Company no longer operates any car rental locations but owns the Avis brand name and the Avis System, which it licenses to its franchisees, including ARAC, the largest Avis System franchisee.

   The Avis System is comprised of approximately 4,200 rental locations, including locations at the largest airports and cities in the United States and approximately 160 other countries and territories and a fleet of approximately 378,000 vehicles during the peak season, all of which are granted by franchisees. Approximately 87% of the Avis System rental revenues in the United States are received from locations operated by ARAC directly or under agency arrangements, with the remainder being received from locations operated by independent licensees. The Avis System in Europe, Africa, part of Asian and the Middle East is operated under franchise by Avis Europe Ltd ("Avis Europe").

   INDUSTRY. The car rental industry provides vehicle rentals to business and individual customers worldwide. The industry has been composed of two principal segments: general use (mainly at airport and downtown locations) and local (mainly at downtown and suburban locations). The car rental industry rents primarily from on-airport, near-airport, downtown and suburban locations to business and leisure travelers and to individuals who have lost the use of their vehicles through accident, theft or breakdown. In addition to revenue from vehicle rentals, the industry derives significant revenue from the sale of rental related products such as insurance, refueling services and loss damage waivers (a waiver of the franchisee's right to make a renter pay for damage to the rented car).

   Car renters generally are (i) business travelers renting under negotiated contractual arrangements between specified rental companies and the travelers' employers, (ii) business travelers who do not rent under negotiated contractual arrangements (but who may receive discounts through travel, professional or other organizations), (iii) leisure travelers and
(iv) renters who have lost the use of their own vehicles through accident, theft or breakdown. Contractual arrangements normally are the result of negotiations between rental companies and large corporations, based upon rates, billing and service arrangements, and influenced by reliability and renter convenience. Business travelers who are not parties to negotiated contractual arrangements and leisure travelers generally are influenced by advertising, renter convenience and access to special rates because of membership in travel, professional and other organizations.

   AVIS SYSTEM AND WIZARD SYSTEM SERVICES. The Avis System provides Avis System franchisees access to the benefits of a variety of services, including
(i) comprehensive safety initiatives, including the "Avis Cares" Safe Driving Program, which offers vehicle safety information, directional assistance such as satellite guidance, regional maps, weather reports and specialized equipment for travelers with disabilities; (ii) standardized system-identity for rental location presentation and uniforms; (iii) training program and business policies, quality of service standards and data designed to monitor service commitment levels; (iv) marketing/advertising/public relations support for national consumer promotions including Frequent Flyer/Frequent Stay programs and the Avis System internet website; and (v) brand awareness of the Avis System through the familiar "We try harder" service announcements.

   Avis System franchisees are also provided with access to the Wizard System, a reservations, data processing and information management system for the vehicle rental business. The Wizard System is linked to all major travel networks on six continents through telephone lines and satellite communica-tions. Direct access with other computerized reservations systems allows real-time processing for travel agents and corporate travel departments. Among the principal features of the Wizard System are:

o       an advanced graphical interface reservation system;

o "Rapid Return," which permits customers who are returning vehicles to obtain completed charge records from radio-connected "Roving Rapid Return" agents who complete and deliver the charge record at the vehicle as it is being returned;

o "Preferred Service," an expedited rental service that provides customers with a preferred service rental record printed prior to arrival, a pre-assigned vehicle and fast convenient check out;

o "Wizard on Wheels," which enables the Avis System locations to assign vehicles and complete rental agreements while customers are being transported to the vehicle; a flight arrival notification system that alerts the Company's rental location when flights have arrived so that vehicles can be assigned and paperwork prepared automatically;

o "Flight Check," a system that provides flight arrival and departure times and the next three available flights to the Roving Rapid Return terminals and Wizard System terminals;

o "Avis Link," which automatically identifies the fact that a user of a major credit card is entitled to special rental rates and conditions, and therefore sharply reduces the number of instances in which the Company inadvertently fails to give renters the benefits of negotiated rate arrangements to which they are entitled;

o interactive interfaces through third-party computerized reservation systems; and

o sophisticated automated ready-line programs that, among other things, enable rental agents to ensure that a customer who rents a particular type of vehicle will receive the available vehicle of that type which has the lowest mileage.

   In 1997, the Wizard System processed approximately 30.8 million incoming customer calls, during which customers inquired about locations, rates and availability and placed or modified reservations. In addition, millions of inquiries and reservations come to franchisees through travel agents and travel industry partners, such as airlines. Regardless of where in the world a customer may be located, the Wizard System is designed to ensure that availability of vehicles, rates and personal profile information is accurately delivered at the proper time to the customer's rental destination.

   AVIS LICENSED MARKS AND INTELLECTUAL PROPERTY. The service mark "Avis", related marks incorporating the word "Avis", and related logos are material to the Company's business. The Company, through its subsidiaries, joint ventures and licensees, actively uses these marks. All of the material marks used in Avis's business are registered (or have applications pending for registration) with the United States Patent and Trademark Office. The marks used in Avis's business are owned by the Company through its subsidiaries. The purposes for which the Company is authorized to use the marks include use in connection with businesses in addition to car rental and related businesses, including, but not limited to, equipment rental and leasing, hotels, insurance and information services.

   LICENSEES AND LICENSE AGREEMENTS. The Company has 73 independent licensees which operate locations in the United States. The largest licensee, ARAC, accounts for approximately 87% of all United States licensees' rentals. Other than ARAC, certain licensees in the United States pay the Company a fee equal to 5% of their total time and mileage charges, less all customer discounts, of which the Company is required to pay 40% for corporate licensee-related programs, while 17 licensees pay 8% of their gross revenue. Licensees outside the United States normally pay higher fees. Most of the Company's United States licensees currently pay 50 cents per rental agreement for use of certain portions of the Wizard System, and they are charged for use of other aspects of the Wizard System.

   ARAC has entered into a Master License Agreement with the Company which grants ARAC the right to operate the Avis vehicle rental business in certain specified territories. Pursuant to the Master License Agreement, ARAC has agreed to pay the Company a monthly base royalty of 3.0% of ARAC's gross revenue. In addition, ARAC has agreed to pay a supplemental royalty of 1.0% of gross revenue payable quarterly in arrears which will increase 0.1% per year commencing in 1999 and in each of the following four years thereafter to a maximum of 1.5% (the "Supplemental Fee"). These fees have been paid by ARAC since January 1, 1997. Until the fifth anniversary of the effective date of the Master License Agreement, the Supplemental Fee or a portion thereof may be deferred by ARAC if ARAC does not attain certain financial targets.

   In, 1997, Avis Europe's previously paid-up license for Europe, the Middle East and Africa was modified to provide for a paid-up license only as to Europe and the Middle East. Avis Europe will pay annual royalties to the Company for Africa and a defined portion of Asia which covers the area between 60|SD longitude and 150|SD longitude, excluding Australia, New Zealand and Papua New Guinea. The Avis Europe license expires on November 30, 2036, unless earlier termination is effected in accordance with the license terms. Avis Europe also entered into a Preferred Alliance Agreement with the Company under which Avis Europe became a preferred alliance provider for car rentals to RCI customers in Europe, Asia and Africa, and for car rentals to PHH customers needing replacement vehicles for fleets managed by PHH in Europe, Asia and Africa.

   COMPETITION. The vehicle rental industry is characterized by intense price and service competition. In any given location, franchisees may encounter competition from national, regional and local companies, many of which, particularly those owned by the major automobile manufacturers, have greater financial resources than the Company. The franchisees' principal competitors for commercial accounts in the United States are the Hertz Corporation ("Hertz") and National Car Rental System, Inc. ("National"). Principal competitors for unaffiliated business and leisure travelers in the United States are Budget Rent A Car Corporation, Hertz and National, and, particularly with regard to leisure travelers, Alamo Rent-A-Car Inc. In addition, the franchisees compete with a variety of smaller vehicle rental companies throughout the country.

   SEASONALITY. The car rental franchise business is subject to seasonal variations in customer demand, with the third quarter of the year, which covers the summer vacation period, representing the peak season for vehicle rentals. Therefore, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on the franchisee's annual performance and affect the Company's annual financial performance. The fourth quarter is generally the weakest financial quarter for the Avis System because there is limited leisure travel and a greater potential for adverse weather conditions at such time.

FLEET MANAGEMENT SERVICES BUSINESS

   Fleet Management Services. The Company, through PHH Vehicle Management Services Corporation ("VMS"), is a provider of fully integrated fleet management services principally to corporate clients and government agencies comprising over 600,000 units under management on a worldwide basis. These services include vehicle leasing, advisory services and fleet management services for a broad range of vehicle fleets. Advisory services include fleet policy analysis and recommendations, benchmarking, and vehicle recommendations and specifications. In addition, VMS provides managerial services which include ordering and purchasing vehicles, arranging for their delivery through dealerships located throughout the United States, Canada, the United Kingdom, Germany and the Republic of Ireland, as well as capabilities throughout Europe, administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims with vehicle manufacturers and remarketing used vehicles. VMS offers various leasing plans for its vehicle leasing programs, financed primarily through the issuance of commercial paper and medium-term notes and through unsecured borrowings under revolving credit agreements and bank lines of credit.

   Fuel and Expense Management Programs. VMS also offers fuel and expense management programs to corporations and government agencies for the effective management and control of automotive business travel expenses. By utilizing the VMS service card issued under the fuel and expense management programs, a client's representatives are able to purchase various products and services such as gasoline, tires, batteries, glass and maintenance services at numerous outlets.

   The Company also provides a fuel and expense management program and a centralized billing service for companies operating truck fleets in each of the United Kingdom, Republic of Ireland and

Germany. Drivers of the clients' trucks are furnished with courtesy cards together with a directory listing the names of strategically located truck stops and service stations which participate in this program. Service fees are earned for billing, collection and record keeping services and for assuming credit risk. These fees are paid by the truck stop or service stations and/or the fleet operator and are based upon the total dollar amount of fuel purchased or the number of transactions processed.

   Other. Wright Express Corporation, a wholly-owned subsidiary of the Company acquired as part of the Ideon acquisition, is a provider of information processing, management and financial services to petroleum companies and transportation fleets in North America. The Wright Express Universal Fleet Card is the nation's most widely accepted electronic fleet fueling credit card and is accepted at over 120,000 fueling locations.

   Competitive Conditions. The principal factors for competition in vehicle management services are service quality and price. In the United States and Canada, an estimated 30% of the market for vehicle management services is served by third-party providers. There are 5 major providers of such services in North America, as well as an estimated several hundred local and regional competitors. The Company is the second largest provider of comprehensive vehicle management services in North America. In the United Kingdom, the Company is the market leader for fuel and fleet management services. Numerous local and regional competitors serve each such market element.

CLASSIFIED ADVERTISING BUSINESS

   GENERAL. On October 2, 1997, the Company completed the acquisition of Hebdo Mag International Inc. ("Hebdo Mag"), an international publisher of over 180 titles and distributor of classified advertising information with operations in fifteen countries including Canada, France, Sweden, Hungary, Taiwan, the United States, Italy, Russia, the Netherlands, Australia, Argentina and Spain. Through Hebdo Mag, the Company is involved in the publication, printing and distribution, via print and electronic media, of branded classified advertising information products. The Company has also expanded into other related business activities, including the distribution of third-party services and classified advertising web sites.

   The Company publishes over 11 million advertisements per year in over 180 publications. With a total annual circulation of over 85 million, management estimates the Company's publications are read by over 200 million people. Unlike newspapers which contain significant editorial content, the Company's publications contain primarily classified and display advertisements. These advertisements target buyers and sellers of goods and services in the markets for used and new cars, trucks, boats, real estate, computers, second-hand general merchandise and employment as well as personals.

   The Company owns leading local classified advertising publishing franchises in most of the regional markets where it has a presence. In addition to its print titles, Hebdo Mag generates revenues by distributing third-party services related to its classified business such as vehicle financing, vehicle and life insurance and warranty protection.

   INDUSTRY. The classified advertising information industry is highly fragmented, with a large number of small, independent companies publishing local or regional titles. Hebdo Mag is the only major company focused exclusively on this industry on an international basis. In most of its major markets, the Company owns leading classified advertising franchises which have long standing, recognized reputations with readers and advertisers.
Among the Company's leading titles, many of which have been in existence for over 15 years, are: La Centrale des Particuliers (France) - 1969, Expressz (Hungary) - 1986, The Trader (Indianapolis) - 1969, Traders Post (Nashville)
- 1972, Car News (Taiwan) - 1991, Secondamano (Italy) - 1977, Auto Trader
- 1978, Renters News - 1998, The Computer Paper (Canada) - 1989, Iz Ruk v Ruki (Russia) - 1992, Gula Tidningen (Sweden) - 1981, Segundamano (Argentina) and The Melbourne Trading Post (Australia) - 1966.

   PRINCIPAL PRODUCTS. Print Publications. Depending on the size and maturity of the markets served by Hebdo Mag's publications, the range of products covered can vary greatly. In some markets the Company has a single title that carries information on a broad range of consumer goods and services while in other markets the Company has a number of titles, each of which covers a very specific product area. As regional demands and market opportunities dictate, the Company seeks to strengthen its position in a market by developing a broad offering of targeted classified publications. As an example, the Company has already segmented some of its vehicle publications in North America into new and used, car, truck, recreational vehicle, motorcycle and agricultural equipment titles.

   Depending on the local market and the products targeted by each title, the Company's publications fall into three general revenue generating models:

   1. Paid ad papers in which both the individual and commercial "display" ads are paid for as well as having paid circulation. Examples include Auto Trader (Canada), La Centrale des Particuliers (France), Truck Trader (Canada), and Expressz (Hungary).

   2. Free ad papers in which the individual classified ads are free and commercial "display" ads, are paid for, with paid circulation. Examples include Secondamano (Italy), Buy & Sell (Canada), Gula Tidningen (Sweden) and Iz Ruk v Ruki (Russia).

   3. Free distribution papers in which the ads, typically commercial classified and "display" ads, are paid for and the paper is distributed without charge to free-standing racks at targeted locations. Examples include Renters News, Immobilier Hebdo and Condo Guide (Canada) and Zart New Homes Guide (Indianapolis).

   In addition to these three principal types of publications, Hebdo Mag has more recently introduced free distribution papers with limited editorial content such as its local computer and sports papers. These papers enable the Company to broaden its audience reach and thereby further strengthen its local market position without significant incremental cost. Hebdo Mag has plans to expand these publications by launching local editions of both its Computer Papers and Metro Sports papers in many of its existing markets.

   Because of the broad mix of the types of classified publications published by Hebdo Mag, it has a diversified revenue mix. In 1997, Hebdo Mag's classified advertisements represented 29% of its revenues, commercial display advertisements 37%, circulation 31%, and printing, royalties and other services 3%. Hebdo Mag is not dependent on any one publication, with the Company's largest publication, La Centrale des Particuliers ("La Centrale"), representing only 11% of revenues in 1997. Hebdo Mag is diversified geographically with 63% of 1997 revenues coming from Europe, 23% coming from Canada, 10% coming from the United States and 4% coming from Asia. Hebdo Mag is also diversified across the products sold in its publications such as automobiles, real estate and general merchandise.

   COMPETITION. Specialized classified publications compete locally with daily newspapers, and in some segments, with free shoppers and other classified publications. The competition is both for the content -the advertisement, and for the consumer of that content -the reader.

TAX-FREE SHOPPING BUSINESS

   Through a subsidiary, Europe Tax-Free Shopping ("ETS") (to be renamed "Global Refund"), the Company assists travelers to receive valued-added tax ("VAT") refunds in over 30 countries, including the United Kingdom, Germany, Italy and France. ETS is the world's leading VAT refund service, with over 125,000 affiliated retailers and seven million transactions per year. ETS operates over 400 cash refund offices at international airports and other major points of departure and arrival worldwide. The Company plans to expand the services ETS provides to travelers to include Entertainment(Registered Trademark) coupon book memberships and the Travelers Advantage(Registered Trademark) memberships.

REAL ESTATE SERVICES

 REAL ESTATE BROKERAGE FRANCHISE BUSINESS

   GENERAL. In August 1995, the Company acquired Century 21 Real Estate Corporation ("Century 21"), the world's largest franchisor of residential real estate brokerage offices with approximately 6,300 independently owned and operated franchised offices with approximately 110,000 sales agents worldwide. In February 1996, the Company acquired the ERA franchise system. The ERA system is the fourth largest residential real estate brokerage franchise system with over 2,500 independently owned and operated franchised offices and more than 30,000 sales agents worldwide. In May 1996, the Company acquired Coldwell Banker Corporation ("Coldwell Banker"), the owner of the world's premier brand for the sale of million-dollar-plus homes and the third largest residential real estate brokerage franchise system with approximately 2,800 independently owned and operated franchised offices and approximately 61,000 sales agents worldwide.

   The Company believes that application of its franchisee focused management strategies and techniques can significantly increase the revenues produced by its real estate brokerage franchise systems while also increasing the quality and quantity of services provided to franchisees. The Company believes that independent real estate brokerage offices currently affiliate with national real estate franchisors principally to gain the consumer recognition and credibility of a nationally known and promoted brand name. Brand recognition is especially important to real estate brokers since home buyers are generally infrequent users of brokerage services and have often recently arrived in an area, resulting in little ability to benefit from word-of-mouth recommendations.

   During 1996, the Company implemented a preferred alliance program which seeks to capitalize on the dollar volume of home sales brokered by CENTURY 21, Coldwell Banker and ERA agents and the valuable access point these brokerage offices provide for service providers who wish to reach these home buyers and sellers. Preferred alliance marketers include providers of property and casualty insurance, moving and storage services, mortgage and title insurance, environmental testing services, and sellers of furniture, fixtures and other household goods.

   The Company's real estate brokerage franchisees are dispersed geographically, which minimizes the exposure to any one broker or geographic region. During 1997, the Company acquired an equity interest in NRT Incorporated ("NRT"), a newly formed corporation created to acquire residential real estate brokerage firms. NRT acquired the assets of National Realty Trust, the largest franchisee of the Coldwell Banker system, in September 1997. NRT has also acquired other independent regional real estate brokerage businesses during 1997 which NRT has converted to Coldwell Banker, CENTURY 21 and ERA franchises. As a result, NRT is the largest franchisee of the Company's franchise systems representing 4% of the franchised offices. Of the more than 11,700 franchised offices in the Company's real estate brokerage franchise systems, no individual broker, other than NRT, accounts for more than 1% of the Company's real estate brokerage services.

   REAL ESTATE FRANCHISE SYSTEMS. CENTURY 21. Century 21 is the world's largest residential real estate brokerage franchisor, with approximately 6,300 independently owned and operated franchise offices with more than 110,000 sales agents located in 20 countries and territories.

   The primary component of Century 21's revenue is service fees on commissions from real estate transactions. Service fees are 6% of gross commission income. CENTURY 21 franchisees who meet certain levels of annual gross revenue (as defined in the franchise agreements) are eligible for the CENTURY 21 Incentive Bonus ("CIB") Program, which results in a rebate payment to qualifying franchisees determined in accordance with the applicable franchise agreement (up to 2% of gross commission income in current agreements) of such annual gross revenue. For 1997, approximately 12% of CENTURY 21 franchisees qualified for CIB payments and such payments aggregated less than 1% of gross commissions.

   CENTURY 21 franchisees generally contribute 2% (subject to specified minimums and maximums) of their brokerage commissions each year to the CENTURY 21 National Advertising Fund (the "NAF") which in turn disburses them for local, regional and national advertising, marketing and public relations campaigns. In 1997, the NAF spent approximately $37 million on advertising and marketing campaigns.

   Coldwell Banker. Coldwell Banker is the world's premier brand for the sale of million-dollar-plus homes and the third largest residential real estate brokerage franchisor, with approximately 2,800 independently owned and operated franchise offices in the United States, Canada and Puerto Rico, with approximately 61,000 sales agents. The primary revenue from the Coldwell Banker system is derived from service and other fees paid by franchisees, including initial franchise fees and ongoing services. Coldwell

Banker franchisees pay annual fees to the Company consisting of ongoing service and advertising fees, which are generally 6.0% and 2.5%, respectively, of a franchisee's annual gross revenues (subject to annual rebates to franchisees who achieve certain threshold levels of gross commission income annually, and to minimums and maximums on advertising fees).

   Coldwell Banker franchisees who meet certain levels of annual gross revenue (as defined in the franchise agreements) are eligible for the Performance Premium Award ("PPA") Program, which results in a rebate payment to qualifying franchisees determined in accordance with the applicable franchise agreement (up to 3% in current agreements) of such annual gross revenue. For 1997, approximately 24% of Coldwell Banker franchisees qualified for PPA payments and such payments aggregated approximately 1% of gross commissions.

   Advertising fees collected from Coldwell Banker franchisees are generally expended on local, regional and national marketing activities, including media purchases and production, direct mail and promotional activities and other marketing efforts. In 1997, Coldwell Banker expended approximately $19 million for such purposes.

   ERA. The ERA franchise system is the fourth largest residential real estate brokerage franchise system in the world, with more than 2,500 independently owned and operated franchise offices, with more than 30,000 sales agents located in 15 countries. The primary revenue from the ERA franchise system results from (i) franchisees' payments of monthly membership fees ranging from $213 to $839 per month, based on volume, plus per transaction fees of approximately $119, and (ii) for franchise agreements entered into after January 1, 1998, royalty fees equal to 6% of the franchisees' gross revenues. For franchise agreements dated after January 1, 1998, the Volume Incentive Program may result in a rebate payment to qualifying franchisees determined in accordance with the applicable franchise agreement.

   In addition to membership fees and transaction fees, franchisees of the ERA system pay (i) a fixed amount per month, which ranges from $229 to $918, based on volume, plus an additional $229 per month for each branch office, into the ERA National Marketing Fund (the "ERA NMF") and (ii) for franchise agreements entered into after January 1, 1998, an NMF equal to 2% of the franchisees' gross revenues, subject to minimums and maximums. The Company utilizes the funds in the ERA NMF for local, regional and national marketing activities, including media purchases and production, direct mail and promotional activities and other marketing efforts. In 1997, the ERA NMF spent approximately $9 million on marketing campaigns.

   REAL ESTATE BROKERAGE FRANCHISE SALES. The Company markets real estate brokerage franchises primarily to independent, unaffiliated owners of real estate brokerage companies as well as individuals who are interested in establishing real estate brokerage businesses. The Company believes that its existing franchisee base represents another source of potential growth, as franchisees seek to expand their existing business to additional markets. Therefore, the Company's sales strategy focuses on maintaining satisfaction and enhancing the value of the relationship between the franchisor and the franchisee.

   The Company's real estate brokerage franchise systems employ a national franchise sales force consisting of approximately 123 salespersons and sales management personnel, which is divided into separate sales organizations for the CENTURY 21, Coldwell Banker and ERA systems. These sales organizations are compensated primarily through commissions on sales concluded. Members of the sales forces are also encouraged to provide referrals to the other sales forces when appropriate.

   OPERATIONS -- REAL ESTATE BROKERAGE. The Company's brand name marketing programs for the real estate brokerage business focus on increasing brand awareness generally, in order to increase the likelihood of potential home buyers and home sellers engaging franchise brokers' services. Each brand has a dedicated marketing staff in order to develop the brand's marketing strategy while maintaining brand integrity. The corporate marketing services department provides services related to production and implementation of the marketing strategy developed by the brand marketing staffs.

   Each brand provides its franchisees and their sales associates with training programs which have been developed by such brand. The training programs include mandatory programs instructing the franchisee and/or the sales associate on how to best utilize the methods of the particular system and additional optional training programs which expand upon such instruction. Each brand's training department is staffed with instructors experienced in both real estate practice and instruction. In addition, the Company has established regional support personnel who provide consulting services to the franchisees in their respective regions.

   Each system provides a series of awards to brokers and their sales associates who are outstanding performers in each year. These awards signify the highest levels of achievement within each system and provide a significant incentive for franchisees to attract and retain sales associates.

   Each system provides its franchisees with referrals of potential customers, which referrals are developed from sources both within and outside of the system.

   Through its Cendant Supplier Services operations, the Company provides its franchisees with volume purchasing discounts for products, services, furnishings and equipment used in real estate brokerage operations. In addition to the preferred alliance programs described hereinafter, Cendant Supplier Services establishes relationships with vendors and negotiates discounts for purchases by its customers. The Company does not maintain inventory, directly supply any of the products or, generally, extend credit to franchisees for purchases. See "COMBINED OPERATIONS -- Preferred Alliance and Co-Marketing Arrangements" below.

   REAL ESTATE BROKERAGE FRANCHISE AGREEMENTS. The Company's real estate brokerage franchise agreements grant the franchises the right to utilize one of the brand names associated with the Company's real estate brokerage franchise systems to real estate brokers under franchise agreements.

   The current standard franchise agreement for the CENTURY 21 system provides for a 10-year term (prior to October 1995, agreements provided for five-year terms). Franchise agreements generally require, among other obligations, that franchisees pay annual fees comprised of royalty fees and National Advertising Fund fees which are generally 6% and 2%, respectively, of gross commissions on closed transactions (subject to minimums and maximums or advertising fees). See "CENTURY 21" above. The marketing fee is brand-specific national and local media advertising and promotion. In addition, the CENTURY 21 agreements provide for the payment of the CIB to qualified franchisees who meet certain levels of annual gross revenue (as defined in the franchise agreements).

   Coldwell Banker franchise agreements generally have a term of seven to ten years for which franchisees pay annual fees consisting of ongoing service and advertising fees, which are generally 6.0% and 2.5%, respectively, of a franchisee's annual gross revenues (subject to minimums and maximums on advertising fees and subject to annual rebates to franchisees who achieve certain threshold levels of gross commission revenue annually). See "Coldwell Banker" above. In return for payment of the franchise fees, the Company provides Coldwell Banker franchisees access to the Coldwell Banker name and systems and the combined market presence of all its franchised offices.

   The current form of the franchise agreement for the ERA system provides for a term of 10 years. New ERA franchisees pay royalty fees and advertising fees of 6.0% and 2.0% respectively on annual gross revenue. Prior to 1997, ERA agreements provided for franchisees to pay monthly membership fees and marketing fees at fixed rates determined by gross annual volume of real estate sales, and a per transaction charge of approximately $119. See "ERA" above.

   The Company's current form of franchise agreement for all real estate brokerage brands is terminable by the Company for the franchisee's failure to pay fees thereunder or other charges or for other material default under the franchise agreement. In the event of such termination, the agreement generally provides that the Company is entitled to be compensated for lost revenues in an amount equal to the average monthly franchise fees calculated for the remaining term of the agreement. Pre-1996 agreements do not provide for liquidated damages of this sort.

   REAL ESTATE BROKERAGE SERVICE MARKS. The service marks "CENTURY 21," "Coldwell Banker," and "ERA" and related logos are material to the Company's business. The Company, through its franchisees, actively uses these marks. All of the material marks in each franchise system are registered (or have applications pending for registration) with the United States Patent and Trademark Office. The marks used in the real estate brokerage systems are owned by the Company through its subsidiaries.

   COMPETITION. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. The chief competitors of the Company's real estate brokerage franchise systems are the RE/MAX, Better Homes & Gardens and Prudential real estate brokerage brands. In addition, a real estate broker may choose to affiliate with a regional chain or not to affiliate with a franchisor but to remain independent.

   The Company believes that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value and quality of the brand and services offered to franchisees, as well as the nature of those services. The Company also believes that the perceived value of its brand names to prospective franchisees is, to some extent, a function of the success of its existing franchisees.

   The ability of the Company's real estate brokerage franchisees to compete in the industry is important to the Company's prospects for growth, although, because franchise fees are based on franchisee gross commissions or volume, the Company's revenue is not directly dependent on franchisee profitability.

   The ability of an individual franchisee to compete may be affected by the location and quality of its office, the number of competing offices in the vicinity, its affiliation with a recognized brand name, community reputation and other factors. A franchisee's success may also be affected by general, regional and local economic conditions. The effect of these conditions on the Company's results of operations is substantially reduced by virtue of the diverse geographical locations of the Company's franchises. At December 31, 1997, the combined real estate franchise systems had more than 8,600 franchised brokerage offices in the United States and more than 11,700 offices worldwide. The real estate franchise systems have offices in 23 countries and territories in North America, Europe, Asia, Africa and Australia.

   SEASONALITY. The principal sources of real estate segment revenue for the Company are based upon the timing of residential real estate sales, which are lower in the first calendar quarter each year, and relatively level the other three quarters of the year. As a result, the Company's revenue from the real estate brokerage segment of its business is less in the first calendar quarter of each year.

RELOCATION SERVICES BUSINESS

   Cendant Mobility Services Corporation ("Cendant Mobility"), a wholly owned subsidiary of the Company, is the largest provider of employee relocation services in the world. The employee relocation business offers relocation clients a variety of services in connection with the transfer of its clients' employees. At December 31, 1997, Cendant Mobility employed approximately 2,720 people in its relocation business at its corporate office and five regional offices.

   The relocation services provided to customers of Cendant Mobility include primarily appraisal, inspection and selling of transferees' homes, equity advances (guaranteed by the corporate customer), purchase of a home which is not sold for at least a price determined on the appraised value within a specified time period, certain home management services, assistance in locating a new home at the transferee's destination, consulting services and other related services.

   All costs associated with such services are reimbursed by the corporate client, including, if necessary, repayment of equity advances and reimbursement of losses on the sale of homes purchased by one of the Company's relocation subsidiaries. Corporate clients also pay a fee for the services performed. Another source of revenue for the Company is interest on the equity advances. As a result of the obligations of corporate clients to pay the losses and guarantee repayment of equity advances, the exposure of the Company on such items is limited to the credit risk of the corporate clients of its relocation businesses and not on the potential changes in value of residential real estate. The Company believes such risk is minimal, due to the credit quality of the corporate, government and affinity clients of its relocation subsidiaries.

   Competitive Conditions. The principal methods of competition within relocation services are service quality and price. In each of the United States and Canada, there are two major national providers of such services. The Company is the market leader in the United States and Canada, and third in the United Kingdom.

MORTGAGE BANKING SERVICES BUSINESS

   The Company, through Cendant Mortgage Corporation, is the eleventh largest originator of residential first mortgage loans in the United States as reported by Inside Mortgage Finance in 1997. Cendant Mortgage offers services consisting of the origination, sale and servicing of residential first mortgage loans. A variety of first mortgage products are marketed to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and other mortgage banks. Cendant Mortgage is a centralized mortgage lender conducting its business in all 50 states. Cendant Mortgage customarily sells all mortgages it originates to investors (which include a variety of institutional investors) either as individual loans, as mortgage-backed securities or as participation certificates issued or guaranteed by Fannie Mae Corp., the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association while generally retaining mortgage servicing rights. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, and otherwise administering the Company's mortgage loan servicing portfolio.

   Competitive Conditions. The principal methods of competition in mortgage banking services are service, quality and price. There are an estimated 20,000 national, regional or local providers of mortgage banking services across the United States.

OTHER REAL ESTATE SERVICES

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

COMBINED OPERATIONS

PREFERRED ALLIANCE AND CO-MARKETING ARRANGEMENTS

   The Company believes a significant portion of its revenue growth opportunities will arise from its ability to capitalize on the significant and increasing amount of aggregate purchasing power and marketing outlets represented by the businesses in the Company's business units. The Company initially tapped the potential of these synergies within the lodging franchise systems in 1993 when it launched its Preferred Alliance Program, under which hotel industry vendors provide significant discounts, commissions and co-marketing revenue to hotel franchisees plus preferred alliance fees to the Company in exchange for being designated as the preferred provider of goods or services to the owners of the Company's franchised hotels or the preferred marketer of goods and services to the millions of hotel guests who stay in the hotels and customers of the real estate brokerage offices each year.

   The Company currently participates in preferred alliance relationships with more than 90 companies, including AT&T, ADT Security Systems, Aon, Kodak, VISA U.S.A., Office Depot and Coca-Cola. Fees to the Company from these contracts have increased from $6.5 million in 1993 to $77.5 million in 1997. The operating profit generated by most new preferred alliance arrangements closely approximates the incremental revenue produced by such arrangements since the costs of the existing infrastructure required to negotiate and operate these programs are largely fixed. Revenue received by the Company pursuant to the preferred alliance arrangements has been a significant source of increases in "Other income" in the Company's statement of operations for 1997 compared to 1996.

OTHER BUSINESSES

   TAX PREPARATION BUSINESS. In January 1998, the Company acquired Jackson Hewitt, the second largest tax preparation service in the United States, with a 43-state network comprised of approximately

2,000 offices operating under the trade name "Jackson Hewitt Tax Service" during the 1997 tax season. The Company believes that the application of its focused management strategies and techniques for franchise systems to the Jackson Hewitt network can significantly increase revenues produced by the Jackson Hewitt franchise system while also increasing the quality and quantity of services provided to franchisees.

   Office locations range from stand-alone store front offices to offices within Wal-Mart Stores, Inc. and Montgomery Ward & Co., Inc. locations. Through the use of proprietary interactive tax preparation software, the Company is engaged in the preparation and electronic filing of federal and state individual income tax returns (collectively referred to as "tax returns"). During 1997, Jackson Hewitt prepared approximately 875,000 tax returns, which represented an increase of 21% from the approximately 722,000 tax returns it prepared during 1996. To complement its tax preparation services, the Company also offers accelerated check requests and refund anticipation loans to its tax preparation customers.

   SOFTWARE. The Company also offers consumer software in various multimedia forms, predominately on CD-ROM for personal computers. The Company's Cendant Software unit is one of the largest personal computer consumer software groups in the world, and a leader in entertainment and educational software. It includes Sierra On-Line, Inc., Davidson & Associates, Inc., Blizzard Entertainment and Knowledge Adventure, Inc., and offers such titles as Diablo, Warcraft, You Don't Know Jack, King's Quest, JumpStart, Math Blaster, Reading Blaster and many others. These products are offered through a variety of distribution channels, including specialty retailers, mass merchandisers, discounters and schools.

   The entertainment, education and productivity software industry is competitive. The Company competes primarily with other developers of multimedia PC based software. Products in the market compete primarily on the basis of subjective factors such as entertainment value and objective factors such as price, graphics and sound quality. Large diversified entertainment, cable and telecommunications companies, in addition to large software companies, are increasing their focus on the interactive entertainment and education software market, which will result in greater competition for the Company.

   The Company's software segment has seasonal elements. Revenues are typically highest during the third and fourth quarters and lowest during the first and second quarters. This seasonal pattern is due primarily to the increased demand for the Company's products during the holiday season.

   INFORMATION TECHNOLOGY SERVICES. WizCom International, Ltd ("WizCom"), a wholly owned indirect subsidiary of the Company, owns and operates the Wizard System more fully described under "TRAVEL SERVICES -- Avis Car Rental Franchise Business -- Avis System and Wizard System" above. In 1995, Budget Rent A Car Corporation ("Budget") entered into a computer services agreement with WizCom that provides Budget with certain reservation system computer services that are substantially similar to computer services provided to the Avis System. WizCom has also entered into agreements with hotel and other rental car companies to provide travel related reservation and distribution system services.

   CREDIT INFORMATION BUSINESS. In 1995, the Company acquired Central Credit Inc. ("CCI"), a gambling patron credit information business. CCI maintains a database of information provided by casinos regarding the credit records of casino gaming patrons, and provides, for a fee, such information and related services to its customers, which primarily consist of casinos.

   FINANCIAL PRODUCTS. Essex Corporation ("Essex"), a subsidiary of the Company, is a third-party marketer of financial products for banks, primarily marketing annuities, mutual funds and insurance products through financial institutions. Essex generally markets annuities issued by insurance companies or their affiliates, mutual funds issued by mutual fund companies or their affiliates, and proprietary mutual funds of banks. Essex's contracts with the insurance companies whose financial products it distributes generally entitle Essex to a commission of slightly less than 1% on the premiums generated through Essex's sale of annuities for these insurance companies.

   MUTUAL FUNDS. In August 1997, the Company formed a joint venture with Frederick R. Kobrick, a longtime mutual fund manager, to form a mutual fund company known as Kobrick-Cendant Funds, Inc. ("Kobrick-Cendant").
Kobrick-Cendant currently offers two no-load funds, Kobrick-Cendant Capital Fund and Kobrick-Cendant Emerging Growth Fund.

REGULATION

   Membership Service Regulation. The Company markets its products and services through a number of distribution channels including telemarketing, direct mail and on-line. These channels are regulated on the state and federal level and the Company believes that these activities will increasingly be subject to such regulation. Such regulation may limit the Company's ability to solicit new members or to offer one or more products or services to existing members and may materially affect the Company's business and revenues.

   Certain of the Company's products and services (such as Buyers
Advantage(Registered Trademark) and, certain insurance products related to the Internet) are also subject to state and local regulations. The Company believes that such regulations do not have a material impact on its business or revenues.

   Franchise Regulation. The sale of franchises is regulated by various state laws as well as by the Federal Trade Commission (the "FTC"). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration or disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While the Company's franchising operations have not been materially adversely affected by such existing regulation, the Company cannot predict the effect of any future legislation or regulation.

   Real Estate Regulation. The federal Real Estate Settlement Procedures Act and state real estate brokerage laws restrict payments which real estate brokers and mortgage brokers and other parties may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance, title insurance). Such laws may to some extent restrict preferred alliance arrangements involving the Company's real estate brokerage franchisees, mortgage business and relocation business. The Company's mortgage banking services business is also subject to numerous federal, state and local laws and regulations, including those relating to real estate settlement procedures, fair lending, fair credit reporting, truth in lending, federal and state disclosure, and licensing.

   Timeshare Exchange Regulation. The Company's timeshare exchange business is subject to foreign, federal, state and local laws and regulations including those relating to taxes, consumer credit, environmental protection and labor matters. In addition, the Company is subject to state statutes in those states regulating timeshare exchange services, and must prepare and file annually, with regulators in states which require it, the "RCI Disclosure Guide to Vacation Exchange". The Company is not subject to those state statutes governing the development of timeshare condominium units and the sale of timeshare interests, but such statutes directly affect the members and resorts that participate in the RCI Network. Therefore, the statutes indirectly impact the Company.

EMPLOYEES

   As of December 31, 1997, the Company employed approximately 34,000 persons full time. Management considers its employee relations to be satisfactory.

ITEM 2. PROPERTIES

   The principal executive offices of the Company are located in a building owned by the Company and situated at 6 Sylvan Way, Parsippany, New Jersey 07054. The CUC division's principal offices are located in Stamford, Connecticut.

   The Membership Services Division has three owned buildings that are located in Miami, Florida; Cheyenne, Wyoming and Westbury, New York. The Membership Services Division leases space for several of its call centers in Aurora, Colorado; Westerville, Ohio; Brentwood, Tennessee; Nashville, Tennessee; Houston and Arlington, Texas; San Carlos, California and Hunt Valley, Maryland pursuant to leases that expire in 2000, 2005, 2002, 2004, 2000, 2004, and 2003, respectively. Also, the Membership Services Division has approximately 145 leased office spaces located in various countries outside the United States.

   The Real Estate Services Division has two owned buildings in Mission
Viejo, California and one owned internationally in Swindon, UK. The Real Estate Services Division has leased properties located in Norwalk, Connecticut; Danbury, Connecticut; Oak Brook, Illinois; Troy, Michigan; Mount Laurel, New Jersey and Itasca, Illinois, pursuant to leases that expire in 1999, 2000, 2003, 2004, 2001, and 2008, respectively.

   The Travel Services Division owns two properties, a 166,000 facility in Virginia Beach, Virginia which serves as a satellite administrative and reservations facility for Wizcom and ARAC, and a property located in Kettering, Europe. The Travel Services Division also leases space for its reservations centers and data warehouse in Winner and Aberdeen, South Dakota; Phoenix, Arizona; Garden City, New York; Knoxville, Tennessee; Tulsa, Oklahoma; Indianapolis, Indiana and St. John, New Brunswick, Canada pursuant to leases that expire in 2000, 1998, 2007, 2015, 2004, 2001, 2000/2001, and
2001, respectively. The Tulsa, Oklahoma location serves as an Avis car rental reservations center. In addition, the Travel Services Division has 38 leased offices spaces located in various countries outside the United States.

   The Company also owns properties located in Torrance and Oakhurst, California and leases 17 office spaces internationally, which represent space for businesses classified as "Other". In addition, there are sales offices and other ancillary office space leased in locations around the country.

   Management believes that such properties are sufficient to meet its present needs and does not anticipate any difficulty in securing additional space, as needed, on terms acceptable to the Company.

ITEM 3. LEGAL PROCEEDINGS

   The Company is not a party to any litigation, other than non-material litigation, incidental to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company held a special meeting of its shareholders on October 1, 1997, pursuant to a Notice of Special Meeting and Proxy Statement dated August 28, 1997, a copy of which has been filed previously with the Securities and Exchange Commission, at which shareholders of the Company considered and approved the Merger of the Company and HFS (and related transactions contemplated thereby) and the Company's 1997 Stock Incentive Plan. The results of such matters are as follows:

Proposal 1: To approve the proposed Merger of the Company and HFS (and related transactions contemplated below).

            RESULTS:        FOR        AGAINST   ABSTAIN
                        280,653,487    630,695   911,958

Proposal 2: To approve the Company's 1997 Stock Incentive Plan.

            RESULTS:        FOR         AGAINST      ABSTAIN
                        214,725,702    65,934,965   1,535,472

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK
        HOLDER MATTERS

MARKET PRICE ON COMMON STOCK

   The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CD". At March 20, 1998 the number of stockholders of record was approximately 11,727. The following table sets forth the quarterly high and low sales prices per share as reported by the NYSE for 1997 and 1996 based on a year ended December 31.

 1996                                HIGH         LOW
--------------                      ------       -----
First Quarter ....................  26 11/64      19 5/64
Second Quarter ...................  26 1/2        18 43/64
Third Quarter ....................  26 37/64      21 1/4
Fourth Quarter ...................  27 21/64      22 1/2


 1997                                HIGH         LOW
--------------                      ------       -----
First Quarter ....................  26 7/8        22 1/2
Second Quarter ...................  26 3/4        20
Third Quarter ....................  31 3/4        23 11/16
Fourth Quarter ...................  31 3/8        26 15/18


   On March 20, 1998, the last sale price of the Company's Common Stock on the NYSE was $40 per share.

   All stock price information has been restated to reflect a three-for-two stock split effected in the form of a dividend to stockholders of record on October 7, 1996, payable on October 21, 1996.

DIVIDEND POLICY

   The Company expects to retain its earnings for the development and expansion of its business and the repayment of indebtedness and does not anticipate paying dividends on Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data of the Company should be read in conjunction with the Company's financial statements and notes thereto appearing on pages F-1 through F-51.

                                                                YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------
                                               1997          1996         1995          1994        1993
                                           ------------ ------------  ------------ ------------  ----------
                                                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Income Statement Data: (1)(2)
Net Revenues                                 $5,314.7      $3,908.8     $2,992.1      $2,446.7    $2,136.4
                                           ------------ ------------  ------------ ------------  ----------
Expenses:
Total expenses exclusive of depreciation,
 amortization and interest, net               4,696.9(3)    3,001.8(4)   2,362.6(5)    1,874.6(6)  1,675.8
Depreciation and amortization                   256.8         167.9        112.9          97.2        80.8
Interest, net                                    66.3          25.4         13.3          10.6        13.9
                                           ------------ ------------  ------------ ------------  ----------
Total Expenses                                5,020.0       3,195.1      2,488.8       1,982.4     1,770.5
                                           ------------ ------------  ------------ ------------  ----------
Income before income taxes and
 extraordinary loss                             294.7         713.7        503.3         464.3       365.9
Net income                                       55.4(3)      423.6(4)     302.8(5)      286.6(6)    209.2(7)
Net income per share (diluted)                    .06(3)        .52(4)       .42(5)        .41(6)      .31(7)
Weighted average shares outstanding
 (diluted)                                      851.7         818.6        741.8         702.2       607.7
Dividends per common share (8)                     --            --           --            --          --
                                                            AT DECEMBER 31,
                                      -----------------------------------------------------------
                                          1997        1996        1995        1994       1993
                                      ----------- -----------  ---------- ----------  ----------
Balance sheet data: (1)(2)
Total assets                           $14,851.2    $13,588.3   $8,994.4    $7,437.0   $6,698.8
Long-term debt                           1,348.3      1,004.6      354.0       420.0      394.1
Assets under management and mortgage
 programs                                6,443.7      5,729.2    4,955.6     4,115.4    4,058.8
Debt under management and mortgage
 programs                                5,602.6      5,089.9    4,427.9     3,791.6    3,629.7
Shareholders' equity                     4,477.5      4,307.2    2,133.0     1,614.2    1,303.8

------------
(1) Financial data has been restated to include the following mergers and acquisitions accounted for under the pooling of interest method of accounting: (i) the Merger; (ii) the October 1997 merger with Hebdo
     Mag International Inc.; (iii) the April 30, 1997 merger with PHH Corporation; (iv) the July 1996 mergers with Davidson and Associates,
     Inc. ("Davidson") and Sierra On-Line, Inc. ("Sierra"); (v) the August
     1996 merger with Ideon Group, Inc. ("Ideon"); (vi) the 1995 acquisitions of Getko Group Inc., North American Outdoor Group, Inc. and Advance
     Ross Corporation; and (vii) other mergers and acquisitions.
(2) Financial data included the following acquisitions accounted for under the purchase method of accounting, and accordingly the financial results of such acquired companies are included since the respective dates of acquisition: (i) Resort Condominiums International, Inc. ("RCI") in November 1996; (ii) Avis, Inc. ("Avis") in October 1996; (iii)
     Coldwell Banker Corporation ("Coldwell Banker") in May 1996; (iv) Century 21 Real Estate Corporation in August 1995; (v) the Super 8 Motel franchise system in April 1993; and (vi) other acquisitions.
(3) Includes fourth quarter 1997 and second quarter 1997 charges associated with and coincident with business combinations accounted for as pooling of interests in the aggregate amount of $1.1 billion ($816.8 million after-tax, or $0.94 per diluted share). The fourth quarter 1997 merger related costs and other unusual charges of $844.9 million ($589.8 million after-tax, or $0.70 per diluted share) is associated with the Merger and the fourth quarter acquisition by merger of Hebdo Mag International, Inc. and is comprised of merger related costs, costs associated with benefit plans which were accelerated due to change in control provisions, severance, exit costs associated with call center consolidations, costs associated with exiting certain activities, professional fees, contributions to trusts for technology initiatives and other items. The second quarter 1997 charge includes a one-time merger related charge of $303.0 million ($227 million, after-tax or $.28 per diluted share) in connection with the merger with PHH Corporation ("PHH"). Such charge is comprised of merger-related costs, including severance, facility and system consolidations and terminations, costs associated with exiting certain activities and professional fees.
(4) Includes provisions for costs incurred principally in connection with the 1996 mergers with Davidson, Sierra and Ideon. The charges aggregated $179.9 million ($118.7 million after-tax or $.14 per diluted share). Such costs in connection with the Company's mergers with Davidson and Sierra are non-recurring and are comprised primarily of transaction costs and other professional fees. Such costs associated with the Company's merger with Ideon are non-recurring and include transaction costs as well as a provision relating to certain litigation matters. In June 1997, the Company entered into an agreement which provided for the settlement of certain Ideon litigation matters. Such agreement called for the payment of $70.5 million over a six-year period which was provided for during the year ended December 31, 1996.

(5) Includes provision for costs related to the abandonment of certain Ideon development efforts and the restructuring of the SafeCard division of Ideon and corporate infrastructure. The charges aggregated $97.0 million ($62.1 million, after-tax).

(6) Includes a net gain of $9.8 million ($6.2 million, after-tax or $.01 per diluted share) comprised of the net gain on the sale of The ImagiNation Network, Inc. offset by costs related to Ideon products abandoned and restructuring.

(7) Includes extraordinary loss, net of tax of $12.8 million or $.02 per diluted share, related to the early extinguishment of debt.

(8) Prior to the Merger, CUC and HFS had not declared or paid cash dividends on their common stock. However, cash dividends were declared and paid by Ideon and PHH to their shareholders prior to their respective mergers with the Company. The Company expects to retain its earnings for the development and expansion of its business and the repayment of indebtedness and does not anticipate paying dividends on its common stock in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

On December 17, 1997, Cendant Corporation (the "Company") was created through the merger (the "Cendant Merger") of CUC International Inc. ("CUC") and HFS Incorporated ("HFS") with CUC surviving and being renamed Cendant Corporation. The Company is one of the foremost consumer and business services companies in the world. The combination of CUC and HFS provides the Company's membership businesses access to HFS's more than 100 million consumer contacts, while providing HFS businesses with the technology-driven, direct marketing expertise necessary to successfully cross-market within its existing business units.

The Company provides fee-based services to consumers within the Membership Services, Travel Services and Real Estate Services business segments. The Company generally does not own the assets or share the risks associated with the underlying businesses of its customers. In the Membership Services segment, the Company is a technology-driven leading provider of membership-based consumer services. In the Travel Services segment, the Company is the world's largest franchisor of lodging facilities and rental car facilities, the leading provider of vacation timeshare exchange services and a leading provider of international fleet management services. In the Real Estate Services segment, the Company is the world's largest franchisor of residential real estate brokerage offices, the world's largest provider of corporate relocation services and a leading mortgage lender in the United States.

RESULTS OF OPERATIONS

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and accompanying Notes thereto of the Company appearing elsewhere in this Form 10-K.

The operating results of the Company and its underlying business segments are comprised of business combinations, which were accounted for as poolings of interests (See "Liquidity and Capital Resources -- 1997 Poolings and 1996 Poolings"). Accordingly, all financial information has been restated as if all of the pooled companies operated as one entity since inception. The Company and certain of its business segments also include businesses which were acquired in 1996 and accounted for by the purchase method of accounting. (See "Liquidity and Capital Resources --1996 Purchase Acquisitions"). Accordingly, the results of operations of such acquired companies were included in the consolidated operating results of the Company from the respective dates of acquisition. In the underlying Results of Operations discussion, operating expenses exclude interest expense-net and income taxes.

YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1996

The Company consummated mergers in the second and fourth quarters of 1997 and third quarter of 1996 which were accounted for as poolings of interests. Pre-tax merger-related costs and other unusual charges aggregated $1.1 billion ($816.8 million after tax) in 1997 and $179.9 million ($118.7 million after tax) in 1996. As a result of the $698.1 million after-tax incremental charge, net income decreased $368.2 million (87%) to $55.4 million.

Net revenues increased $1.4 billion (36%) to $5.3 billion while aggregate operating, marketing and reservation and general and administrative expenses increased only $727.1 million (26%), indicative of the Company's strong operating leverage. The $88.9 million (53%) and $40.9 million (161%) increases in depreciation/amortization and interest, respectively, were primarily attributable to 1996 purchase business combinations. These purchases included the $0.9 billion purchase of Avis, Inc. and $0.8 billion purchase of Resort Condominiums International, Inc. ("RCI"). The weighted average interest rate on long-term debt decreased to 6% from 7.5% due to increased fixed rate debt outstanding at December 31, 1997. Borrowings under the Company's primary revolving credit facilities were reduced to $276 million at December 31, 1997. The effective income tax rate rose to 81.2% in 1997 compared to 40.6% in 1996 as a result of non-deductible merger-related charges. Excluding merger-related permanent book/tax differences, the effective income tax rate decreased from 40.6% to 40.0%.

CENDANT MERGER CHARGE (1997)

The Company incurred merger-related costs and other unusual charges of $844.9 ($589.8 million, after tax) million associated with the Cendant Merger and Hebdo Mag merger. The charge includes $340.3 million of costs associated with the mergers such as professional fees, costs associated with retirement and benefit plans which were accelerated as a result of change of control events, and exit costs associated with the consolidation of approximately 61 worldwide call centers and office locations. Such costs include severance costs associated with approximately 448 employees, lease buy-outs and assets abandoned.

The charge also includes costs associated with the streamlining of operations to narrow management's focus on its core operations. As a result, the Company provided for costs associated with the termination of franchise contracts and other exit costs necessary to complete a quality upgrade of its hotel franchise system approximating $47.2 million as well as $70.0 million of primarily cash contributions to independent trusts that have undertaken technology initiatives for the direct benefit of lodging and real estate franchisees. The Company determined coincident with the Cendant Merger to abandon or sell certain businesses and wrote-off approximately $184.1 million of assets that primarily represented assets impaired as a result of such determinations. The Company also provided for costs associated with the termination of contracts with certain vendors and former business partners approximating $103.0 million in the fourth quarter of 1997 which were completed with the intention of enhancing the profitability of future core operations.

The charge also includes a pre-tax net gain of $34.7 million on the sale of Interval International Inc. (See Note 20) and a pre-tax loss of $17.0 million on the early repayment of Hebdo Mag debt coincident with the Hebdo Mag merger. In addition, the Company established $75 million of litigation reserves coincident with the Cendant Merger. In prior reporting periods, no reserves were established, based on management's belief that such claims lacked merit, would be vigorously defended and, as a result, losses were not probable. In connection with management's focus on its core operations and after further evaluation of the corporate resources and related expenses required to continue such litigation management intends to pursue settlements in such matters. Management believes it is appropriate to follow such strategy and accordingly, has established such reserve.

The Company paid $190.6 million and recorded non-cash write-offs of $208.3 million against the provision in the fourth quarter of 1997. The remaining merger and related costs and other unusual charges will be substantially completed during 1998.

PHH MERGER CHARGE (1997)

The Company recorded a merger charge of $303.0 million ($227.0 million, after tax) in connection with the merger of PHH Corporation with and into the Company. The charge in principal comprised of personnel related costs of $142.4 million. Such costs are comprised of costs incurred in connection with employee reductions associated with the combination of the Company's relocation services business and the consolidation of corporate activities. Personnel related charges include termination benefits such as severance, medical and other benefits. Also included in personnel related charges are retirement benefits resulting from a change in control. Several grantor trusts were established and funded by the Company to pay such benefits in accordance with the terms of the PHH merger agreement. Full implementation of the restructuring plan will result in the termination of approximately 500 employees (principally located in North America), majority of which were terminated as of December 31, 1997. The charge also includes (i) professional fees of $36.8 million which are primarily comprised of investment banking, accounting and legal fees incurred in connection with the PHH Merger; (ii) business termination charges of $44.7 million which are comprised of costs to exit certain activities within the Company's fleet management and mortgage service businesses and costs to discontinue other ancillary operations in accordance with the Company's revised strategic plan; and (iii) facility related expenses which include costs associated with contract and lease terminations, asset disposal and other charges incurred in connection with the consolidation and closure of excess space.

The Company anticipates that approximately $236.0 million will be paid in cash in connection with the PHH Merger Charge of which $158.8 million was paid through December 31, 1997. The remaining cash portion of the PHH Merger Charge will be financed through cash generated from operations and borrowings under the Company's revolving credit facilities. Revenue and operating results from activities that will not be continued are not material to the results of operations of the Company.

DAVIDSON, SIERRA AND IDEON MERGER CHARGES (1996)

The Company incurred pre-tax merger-related costs and other unusual charges of $179.9 million in 1996 in connection with business combinations with software companies Davidson and Associates, Inc. ("Davidson") and Sierra On-Line, Inc. ("Sierra") and the membership operations of Ideon Group, Inc. ("Ideon").

The underlying financial summary of the Company includes merger-related costs and other unusual charges of $1,147.9 million ($816.8 million, after tax) and $179.9 million ($118.7 million, after tax), for the years ended December 31, 1997 and 1996, respectively.

                    YEAR ENDED DECEMBER 31,
                    -----------------------
                        1997        1996      VARIANCE
                    ----------- -----------  ----------
(In millions)
Net revenues          $5,314.7    $3,908.8       36%
Operating expenses     4,953.7     3,169.7       56%
                    ----------- -----------
Operating income      $  361.0    $  739.1      (51%)
                    =========== ===========
Net income            $   55.4    $  423.6      (87%)
                    =========== ===========

SEGMENT DISCUSSION

The underlying discussion of each segment's financial results exclude merger related costs and other unusual charges. Management believes such discussion is the most informative representation of recurring, non-transactional related results of the Company's business segments.

MEMBERSHIP SERVICES SEGMENT

The Membership Services Segment provides consumers with access to a variety of goods and services through more than 20 membership programs. The Company generates revenue streams from the sale of 1 to 3 year membership programs with renewal rates exceeding 70% and is less dependent on sales of product and services. Total memberships at December 31, 1997 approximated 66 million, making the Company the largest consumer membership business worldwide.

Membership growth is generated primarily from direct marketing to consumers or reaching consumers through businesses such as banks, credit card and travel companies that provide access to new members as a service enhancement to their customers. Commencing with the Cendant Merger, membership businesses have unfettered access to Travel Segment businesses that account for 1 of 6 U.S. hotel rooms sold, 1 of 4 cars rented in the U.S. and more than 70% of timeshare resort vacation exchanges worldwide. Membership businesses also have access to real estate businesses that participate in more than 25% of U.S. home sales, more than 50% of corporate employee relocations and home buyers underlying nearly $20 billion of annual mortgage originations.

(IN MILLIONS)        YEAR ENDED DECEMBER 31,
                    -------------------------
OPERATING INCOME        1997          1996      VARIANCE
------------------  ------------ ------------  ----------
  Net revenues        $1,981.7      $1,662.1       19%
  Operating expenses   1,522.3       1,347.4       13%
                    ------------ ------------
  Operating income    $  459.4      $  314.7       46%
                    ============ ============

A 7.5 million (13%) increase in memberships was the largest contributing factor to the revenue increase and a 6% increase in membership pricing accounted for the balance. Individual memberships, which include shopping, travel, Accidental Death and Dismemberment ("AD&D") insurance and credit monitoring products, increased by more than 4.5 million (13%). Wholesale memberships, which include members that are solicited by sponsor companies such as banks and credit unions, increased 2.3 million (19%) including 1.6 million new memberships in Europe.

The Company was able to contain the increase in expenses at only 13% due to a continually maturing membership base with a greater percentage of the total individual memberships in renewal years. This resulted in increased profit margins due to the significantly lower marketing costs associated with membership renewal compared with new membership acquisitions. Improved response rates for new members also favorably impacted expenses and profit margins.

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

TRAVEL SERVICES SEGMENT

The Company operates business units that provide a spectrum of services necessary to domestic and international travelers. The Company is the world's largest franchisor of nationally recognized hotel brands and car rental operations (Avis), which are responsible for 16% and 25% of all hotel rooms sold and cars rented in the United States, respectively. Royalty revenue is received from franchisees under contracts that generally range from 10 to 50 years in duration. The Company is the world's largest provider of timeshare exchange services (RCI) to timeshare owners under one to three year membership programs which require both exchange fees for swapping vacation weeks and recurring and renewal membership fees. Travelers that may or may not participate in the above cross-marketed services frequently receive value-added tax ("VAT") refunds from international countries through European Tax Free Shopping ("ETS"), the largest VAT refund facilitator worldwide.
Travel Services operating units also provide vehicle fleet leasing and assist vehicle sales through the largest consolidated classified advertiser worldwide.

 (IN MILLIONS)      YEAR ENDED DECEMBER 31,
                    -----------------------
 OPERATING INCOME       1997         1996     VARIANCE
------------------  ------------ ----------  ----------
  Net revenues        $1,480.8      $887.0       67%
  Operating expenses     991.9       620.3       60%
                    ------------ ----------
  Operating income    $  488.9      $266.7       83%
                    ============ ==========

Operating income increased as a result of growth from businesses owned in both 1997 and 1996 and profits from car rental franchise and timeshare operations acquired in the fourth quarter of 1996.

Operating income increased $123.7 million (26%) assuming 1996 was restated on a pro forma basis as if car rental franchise and timeshare operations were acquired on January 1, 1996. The increase results from a $169.3 million (13%) increase in revenue while corresponding operating expenses increased only $45.6 million (5%). Most travel business units contributed double digit growth in pro forma operating income; however, timeshare and hotel franchising contributed the most significant increases at $51.6 million (84%) and $32.1 million (18%), respectively. Timeshare profits reflected a 22% increase in membership fees driven by increases in membership and pricing. Simultaneously, approximately $21.1 million of operating expense reductions were achieved during a post-acquisition reorganization of timeshare operations. Lodging franchise revenue increased $37.3 million (10%) while expenses increased only $5.8 million (3%). The lodging revenue increase was attributable to 4% system growth, 2% revenue per available room ("REVPAR") increases at franchised properties and increased revenue received from preferred alliance partners seeking access to franchisees and franchisee customers. Expense increases were minimized due to the significant operating leverage associated with mature franchise operations and a reduction of corporate overhead allocated to the Travel Services Segment as the Company leveraged its corporate infrastructure among more businesses.

REAL ESTATE SERVICES SEGMENT

The Company operates business units that provide a range of services related to home sales, principally in the United States. The Company is the world's largest franchisor of real estate brokerage offices through its CENTURY 21 (Registration Mark), Coldwell Banker (Registration Mark) and ERA (Registration Mark) franchise brands, which were involved in more than 25% of homes sold in the United States in 1997. Similar to Travel Services Segment franchise businesses, the Company receives royalty revenue from approximately 11,000 franchisees under contracts with terms ranging from 5 to 30 years. The Company operates the world's largest provider of corporate employee relocation services and receives fees for providing services such as selling relocating employees' homes (without recourse to the Company), assisting the relocating employee in finding a home or providing an array of services such as moving household goods, expense reporting and others. The Company also operates the largest in-bound mortgage telemarketing operation in the United States. Cendant Mortgage Corporation generates origination profits from the sale of mortgage notes, generally within 45 days of origination but retains recurring servicing revenue streams over the life of the mortgage. Each Real Estate Services business provides customer referrals from other Real Estate Services businesses as well as a fertile data base for prospective Membership Services Segment cross-selling.

 (IN MILLIONS)      YEAR ENDED DECEMBER 31,
                    -----------------------
 OPERATING INCOME       1997        1996      VARIANCE
------------------  ----------- -----------  ----------
  Net revenues         $990.5      $774.2        28%
  Operating expenses    623.1       557.9        12%
                     ---------- -----------
  Operating income     $367.4      $216.3        70%
                     ========== ===========

Operating income increased as a result of growth from businesses owned in both 1997 and 1996 and profits from the Coldwell Banker and ERA franchise brands and Coldwell Banker Relocation Services, Inc. ("CBRS") acquired in the first and second quarters of 1996.

Operating income increased $123.7 million (41%) assuming 1996 was restated on a pro forma basis as if the Coldwell Banker, ERA and CBRS operations were acquired on January 1, 1996. The increase results from a $129.6 million (15%) increase in revenue while corresponding operating expenses increased only $6.0 million (1%). Real estate franchise, corporate relocation and mortgage businesses increased more than 37% each over 1996 pro forma results. Real estate franchise operating income increased $61.0 million (37%) based on revenue growth of $54.8 million (20%) to $334.6 million primarily due to a 15% combined increase in home sales and average price of homes sold in 1997. Operating expenses decreased $6.2 million primarily as a result of consolidation of certain franchise administration functions of the three recently acquired franchise brands. Corporate relocation operating income increased $31.4 million (43%) due to a $22.8 million increase in home sale assistance related revenue. Operating expenses decreased $8.6 million (3%) due to the consolidation of the PHH Relocation Services Inc. and CBRS into one operating company, Cendant Mobility Services, Inc. Mortgage Services operating income increased $28.3 million (69%) due to a $51.5 million (40%) increase in revenue while expenses increased only $23.2 million (27%). The revenue increase resulted form a 40% increase in loan origination volume to $11.7 billion, which accelerated to nearly a $20 billion annual run rate by year-end 1997. Although the Company generally sells originated notes within 45 days of origination, it generally retains servicing rights and as a result, servicing revenue increased $13.4 million (18%). The increase in expenses was related to not only processing current year volume, but costs in preparation of hiring, training and providing office facilities for increased staff needed to handle the processing of future increased origination volume as monthly applications more than doubled.

OTHER SERVICES SEGMENT

Other business operations primarily consist of operations responsible for the development and sale of high-quality education, entertainment and personal productivity interactive multimedia products for home and school use ("Software"); providing information technology and reservation system support services to the car rental and hotel industry ("Wizcom"), casino credit information and marketing services ("Casino Marketing") and the equity in earnings from the Company's investment in ARAC.

 (IN MILLIONS)      YEAR ENDED DECEMBER 31,
                    -----------------------
 OPERATING INCOME       1997        1996      VARIANCE
------------------  ----------- -----------  ----------
 Net revenues          $861.7      $585.5        47%
 Operating expenses     668.4       464.0        44%
                    ----------- -----------
 Operating income      $193.3      $121.5        59%
                    =========== ===========

Operating income increased as a result of $41.7 million of incremental revenue from the Company's equity investment in ARAC and lesser but favorable contributions from Software, Wizcom and Casino Marketing. Revenues increased $276.2 million (47%) to $861.7 million, primarily due to a $90.6 million increase in software revenue, $41.7 million of equity in earnings from the Company's ARAC investment and a $90.3 million increase in revenue from Wizcom which was acquired as part of the October 1996 Avis acquisition. In contrast, operating expenses increased only $204.2 million (44%), primarily due to $77.8 million of expenses associated with Wizcom, which was acquired in October 1996 and $94.2 million of incremental software marketing, research and development costs.

YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1995

Net income increased $120.8 million (40%) despite non-recurring merger and related charges approximating $179.9 million ($118.7 million, after tax) in 1996 in connection with the mergers with Davidson, Sierra and Ideon. The increase in net income primarily resulted from a $222.5 million (43%) increase in operating income.

Net revenues increased $916.7 million (31%) to $3.9 billion while aggregate operating, marketing and general and administrative expenses increased only $556.3 million (25%), again indicating the Company's substantial operating leverage. The $55.0 million (49%) and $12.1 million (91%) increases in depreciation/ amortization and interest expense, respectively, were primarily attributable to 1995 and 1996 purchase business combinations. During this period, the Company expanded its membership and hotel franchise service business to include a real estate segment and other travel segment businesses including timeshare, car rental franchising, fleet management and tax-free shopping. The Company's effective tax rate increased from 39.8% to 40.6% which resulted in $5.7 million of incremental income tax expense based on 1996 pre-tax income, assuming 1995 effective tax rates. The increase is primarily attributable to non-deductible merger-related costs.

The underlying financial summary of the Company include merger-related costs and other unusual charges of $179.9 million ($118.7 million, after tax) and $97.0 million ($62.1 million, after tax), for the years ended December 31, 1996 and 1995, respectively, as follows:

                    YEAR ENDED DECEMBER 31,
                    -----------------------
(IN MILLIONS)          1996         1995       VARIANCE
                    ----------   ----------   ----------
Net revenues        $  3,908.8    $  2,992.1     31%
Operating expenses     3,169.7       2,475.5     28%
                    ----------    ----------
Operating income    $    739.1    $    516.6     43%
                    ==========    ==========
Net income          $    423.6    $    302.8     40%
                    ==========    ==========

SEGMENT DISCUSSION

The underlying discussion of each segment's financial results exclude merger related costs and other unusual charges. Management believes such discussion is the most informative representation of recurring, non-transactional related operating results of the Company's business segments.

MEMBERSHIP SERVICES SEGMENT

 (IN MILLIONS)       YEAR ENDED DECEMBER 31,
                     -------------------------
 OPERATING INCOME        1996         1995       VARIANCE
-------------------  ------------ ------------  ----------
  Net revenues          $1,662.1      $1,373.7       21%
  Operating expenses     1,347.4       1,154.0       17%
                      ----------  ------------
  Operating income      $  314.7      $  219.7       43%
                      ==========  ============

A 5.6 million (10%) increase in memberships was the largest contributing factor to the revenue increase. Individual memberships, which include shopping, travel, AD&D insurance and credit monitoring products, increased by more than 2.3 million (7%). Wholesale memberships, which include members that are solicited by sponsor companies such as banks and credit unions, increased
2.2 million (23%) including 1.2 million new memberships in Europe.

The Company was able to maintain the increase in expenses at only 17% due to a continually maturing membership base with a greater percentage of the total individual memberships as renewals. This results in increased profit margins due to the significant decrease in marketing costs associated with membership renewal compared with new membership acquisitions. Improved response rates for new members also favorably impact expenses and profit margins.

TRAVEL SERVICES SEGMENT

 (IN MILLIONS)      YEAR ENDED DECEMBER 31,
                    -----------------------
 OPERATING INCOME       1996        1995      VARIANCE
------------------  ----------- -----------  ----------
  Net revenues       $  887.0    $  666.4        33%
  Operating expenses    620.3       471.6        32%
                     ---------   ---------
  Operating income   $  266.7    $  194.8        37%
                     =========   =========

Operating income increased as a result of growth from businesses owned in both 1996 and 1995 and profits from car rental franchise and timeshare operations acquired in the fourth quarter of 1996. Net revenues increased $220.6 million (33%) to $887.0 million while expenses increased only $148.7 million (32%). The increase in operating income was generated primarily from $25.2 million and $19.3 million increases in Lodging Franchise and Fleet Management Services, respectively, as well as $20.9 million of increases from acquired company operations. Operating income from Lodging Franchise increased 21% to $145.8 million as a result of a $50.0 million (15%) increase in revenue and only a $24.9 million (12%) increase in expenses. System growth fueled the 13% increase in royalty fees and a 41% increase in fees from preferred alliance partners contributed to the revenue increase. As a result of high operating leverage, more than 50% of the revenue increase resulted in incremental operating income. Fleet Management Services operating income increased $19.3 million (34%) to $76.2 million as a result of an increase in fee-based services and an $11.7 million gain on the sale of the Company's truck fuel management business in January 1996.

REAL ESTATE SERVICES SEGMENT

 (IN MILLIONS)       YEAR ENDED DECEMBER 31,
                    -------------------------
 OPERATING INCOME       1996          1995      VARIANCE
------------------  ------------ ------------  ----------
  Net revenues       $  774.2      $  505.2        53%
  Operating expenses    557.9         395.2        41%
                     ----------    ----------
  Operating income   $  216.3      $  110.0        97%
                     ==========    ==========

Operating income increased as a result of growth from businesses owned in both 1996 and 1995 and profits from acquired real estate franchise systems during a period when the Company entered this industry. Real estate franchise operating income increased $91.1 million to $110.5 million including $162.8 million of incremental royalty, $13.2 million of increased preferred alliance revenue and only $97.2 million of incremental operating expenses. Corporate relocation operating income increased $12.6 million as a result of $19.2 million of operating income from acquired operations offset by a $6.6 million net decrease in relocation business operating profits associated with the development of an expanded full service infrastructure that supports a greater range of client services offered.

OTHER SERVICES SEGMENT

 (IN MILLIONS)      YEAR ENDED DECEMBER 31,
                    -----------------------
 OPERATING INCOME       1996        1995      VARIANCE
------------------  ----------- -----------  ----------
  Net revenues       $  585.5    $  446.8        31%
  Operating expenses    464.2       357.7        30%
                     ----------  ----------
  Operating income   $  121.3    $   89.1        36%
                     ==========  ==========

Operating income increased primarily as a result of a $27.1 million increase from software operations and $9.5 million in consideration received for the termination of a corporate services agreement.

LIQUIDITY AND CAPITAL RESOURCES

ACQUISITION OVERVIEW

The Company continues to seek to expand and strengthen its leadership position in its membership services, travel services and real estate services industry segments and other businesses with strategic acquisitions. The Company's acquired businesses share similar characteristics, foremost of which is that each was immediately accretive to Company cash flow and earnings. Revenue is generated substantially from service fees and is not dependent on tangible assets or the need for capital expenditures other than certain technology investments. These service businesses each generate significant cash flow which is enhanced by the Company's operating leverage that supports acquired revenue streams without corresponding increases in operating infrastructure expenses.

1997 POOLINGS

Cendant. The Cendant Merger was completed on December 17, 1997 pursuant to which CUC issued approximately 440.0 million shares of its common stock for all of the outstanding common stock of HFS. Pursuant to the agreement and plan of merger, HFS stockholders received 2.4031 shares of CUC common stock for each share of HFS common stock.

On December 17, 1997, as directed by the Federal Trade Commission in connection with the Cendant Merger, the Company sold all of the outstanding shares of one of its timeshare exchange businesses, Interval International Inc. ("Interval"), for net proceeds of $232.0 million which includes $40.0 million of consideration for a non-solicitation agreement pursuant to which the Company is precluded from soliciting any of Interval's employees, customers or clients for a period of two years from the closing date of the transaction. Also in conjunction with the sale, the Company agreed to continue to provide services to certain of Interval's customers for a specified period, guarantee performance of certain responsibilities to third parties (i.e., lease payments and certain other contracts) and absorb certain additional transitional costs related to the transaction. The Company recognized a gain on the sale of Interval of $34.7 million ($13.5 million, after tax), which, when combined with an extraordinary loss for early extinguishment of acquired Hebdo Mag debt, resulted in less than $4.0 million of net extraordinary items. Accordingly, the net extraordinary item has been reflected as a component of the Cendant Merger Charge.

Hebdo Mag. On October 3, 1997, the Company acquired all of the outstanding capital stock of Hebdo Mag for approximately $440 million, which was satisfied by the issuance of approximately 14.2 million shares of Company common stock. Hebdo Mag is a leading publisher and distributor of international classified advertising information.

PHH. On April 30, 1997, the Company issued 72.8 million shares of Company common stock in exchange for all of the outstanding common stock of PHH. PHH operates the world's largest provider of corporate relocation services and also provides mortgage and fleet management services. The Company recorded a one-time merger and related charge of approximately $303.0 million ($227.0 million, after tax) in the second quarter of 1997 upon consummation of the PHH Merger.

1996 POOLINGS

Davidson and Sierra. During July 1996, the Company issued 45.1 million shares of Company common stock for all of the outstanding capital stock of Davidson. Also during July 1996, the Company issued 38.4 million shares of Company common stock for all of the outstanding capital stock of Sierra. Davidson and Sierra develop, publish and distribute educational and entertainment software for home and school use.

Ideon. During August 1996, the Company acquired all of the outstanding capital stock of Ideon, principally a provider of credit card enhancement services, for a purchase price approximating $393 million, which was satisfied by the issuance of 16.6 million shares of Company common stock.

In connection with the Davidson, Sierra and Ideon mergers, the Company recorded a restructuring charge approximating $179.9 million ($118.7 million, after tax) in the year ended December 31, 1996 for which $3.0 million of corresponding liabilities remain at December 31, 1997.

COMPLETED AND PROPOSED 1998 PURCHASE ACQUISITIONS

National Parking Corporation. On March 23, 1998, the Company agreed with the board of directors of U.K.-based National Parking Corporation Limited ("NPC") to acquire NPC's outstanding equity for approximately $1.3 billion in cash. The offer is subject to customary regulatory approvals and it is anticipated that the transaction will close during the second quarter of 1998. NPC operates in two principal segments: National Car Parks Limited, the largest private (non-municipality owned) car park operator in the U.K. with approximately 500 locations, and Green Flag Group Limited, the largest for-profit roadside assistance organization with more than 3.5 million members in the U.K.

American Bankers. On March 23, 1998, the Company entered into a definitive agreement to acquire American Bankers Insurance Group, Inc. ("American Bankers") for $67 per share in cash and stock, for an aggregate consideration of approximately $3.1 billion. The Company intends to purchase 23.5 million shares of American Bankers at $67 per share through its pending cash tender offer, to be followed by a merger in which the Company will deliver Cendant shares with a value of $67 for each remaining share of American Bankers common stock outstanding. The Company has received antitrust clearance to acquire American Bankers. The tender offer is subject to the receipt of tenders representing at least 51 percent of the common shares of American Bankers as well as customary closing conditions, including regulatory approvals. The transaction is expected to be completed in the summer of 1998. American Bankers provides affordable, specialty insurance products and services through financial institutions, retailers and other entities offering consumer financing.

In connection with the Company's proposal to acquire American Bankers, on January 23, 1998, the Company received a bank commitment to provide a $1.5 billion, 364-day revolving credit facility which will bear interest, at the option of the Company, at rates based on Prime or LIBOR plus an applicable variable margin.

Harpur Group. On January 20, 1998, the Company acquired The Harpur Group Ltd., a leading fuel card and vehicle management company in the United Kingdom, for approximately $186 million in cash plus future contingent payments of up to $20 million over the next two years.

Jackson Hewitt. On January 7, 1998, the Company acquired Jackson Hewitt Inc. ("Jackson Hewitt"), for approximately $480 million in cash or $68 per share of common stock of Jackson Hewitt. Jackson Hewitt is the second largest tax preparation service franchise system in the United States with locations in 43 states. Jackson Hewitt franchises a system of approximately 2,000 offices that specialize in computerized preparation of federal and state individual income tax returns.

Providian. On December 9, 1997, the Company entered into a definitive agreement to acquire Providian Auto and Home Insurance Company for approximately $219.0 million in cash. Closing is subject to receipt of required regulatory approval and other customary conditions and is anticipated in the spring of 1998. Providian sells automobile insurance to consumers through direct response marketing in 45 states and the District of Columbia.

Other. Subsequent to December 31, 1997, the Company acquired certain entities for an aggregate purchase price of approximately $197.5 million, satisfied by the payment of cash.

1997 PURCHASE ACQUISITIONS AND INVESTMENTS

Investment in NRT. During the third quarter of 1997, the Company acquired $182.0 million of preferred stock of NRT Incorporated ("NRT"), a newly formed corporation created to acquire residential real estate brokerage firms. The Company acquired $216.1 million of certain intangible assets including trademarks associated with real estate brokerage firms acquired by NRT in 1997. The Company, at its discretion, may acquire up to $81.3 million of additional NRT preferred stock and may also purchase up to $229.9 million of certain intangible assets of real estate brokerage firms acquired by NRT.

In September 1997, NRT acquired the real estate brokerage business and operations of National Realty Trust (the "Trust"), and two other regional real estate brokerage businesses. The Trust is an independent trust to which the Company contributed the brokerage offices formerly owned by Coldwell Banker in connection with the Company's acquisition of Coldwell Banker in 1996. NRT is the largest residential brokerage firm in the United States.

Other. The Company acquired certain entities in 1997 for an aggregate purchase price of $347.1 million, comprised of $306.4 million in cash and $40.7 million in Company common stock.

1996 PURCHASE ACQUISITIONS AND INVESTMENTS

RCI. In November 1996, the Company completed the acquisition of all the outstanding common stock of RCI for $487.1 million comprised of $412.1 million in cash and $75 million of the Company common stock plus future contingent payments of up to $200.0 million over the next five years. Approximately $100.0 million of the contingent payments will be made in March 1998. RCI is the world's largest provider of timeshare exchange.

Avis. In October 1996, the Company completed the acquisition of all of the outstanding capital stock of Avis Inc. ("Avis"), including payments under certain employee stock plans of Avis and the redemption of certain series of preferred stock of Avis for $806.5 million. The purchase price was comprised of approximately $367.2 million in cash, $100.9 million in indebtedness and $338.4 million (approximately 11.1 million shares) in Company common stock. Subsequently, the Company made contingent cash payments of $26.0 million in 1996 and $60.8 million in 1997. The contingent payments made in 1997 represented the incremental amount of value attributable to Company common stock as of the stock purchase agreement date in excess of the proceeds realized upon subsequent sale of such Company common stock.

Prior to the consummation of the acquisition, the Company announced its strategy to dilute its interest in the Avis car rental operations while retaining assets that are consistent with its service provider business profile, including the trademark, franchise agreements, reservation system and information technology system assets. In September 1997, ARAC (the company which operated the rental car operations of Avis completed an Initial Public Offering ("IPO") resulting in a 72.5% dilution of the Company's equity interest in ARAC. Net proceeds of $359.3 million were retained by ARAC. The Company's interest in ARAC was further diluted to 20.4% primarily due to a secondary offering of common stock in March 1998.

Coldwell Banker. In May 1996, the Company acquired by merger Coldwell Banker Corporation, the largest gross revenue producing residential real estate company in North America and a leading provider of corporate relocation services. The Company paid $640.0 million in cash for all of the outstanding capital stock of Coldwell Banker and repaid $105.0 million of Coldwell Banker indebtedness. The aggregate purchase price for the transaction was financed through the May 1996 sale of an aggregate 46.6 million shares of Company common stock generating $1.2 billion of proceeds pursuant to a public offering.

Other. During 1996, the Company acquired certain other entities for an aggregate purchase price of $358.4 million comprised of $300.9 million in cash, $52.5 million of Company common stock (2.5 million shares) and $5.0 million of notes.

FINANCING (EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAM FINANCING)

The Company believes that it has excellent liquidity and access to liquidity through various sources. The Company has also demonstrated its ability to access equity and public debt markets and financial institutions to generate capital for strategic acquisitions.

Company long-term debt which approximated $1.3 billion at December 31, 1997, primarily consisted of $276.0 million of borrowings under the Company's primary revolving credit facilities and $933.1 million of primarily publicly issued fixed rate debt. All year-end borrowings under the Company's primary revolving credit facilities and $1.1 billion of first quarter 1998 borrowings under the same facility which financed the Jackson Hewitt, Harpur and other transactions, were completely repaid in March 1998 with the proceeds of the Company's FELINE PRIDES (Service Mark) Offering (see below). Current Company committed revolving credit facilities include $4.0 billion of parent company arrangements and $175 million of subsidiary credit facilities.

As of the Cendant Merger consummation date, the Company terminated its existing credit facility and assumed and amended the HFS revolving credit facilities to provide aggregate commitments of $2.0 billion consisting of (i) a $1.25 billion, 364-day revolving credit facility (the "364 Day Revolving Credit Facility") and (ii) a $750.0 million, five year revolving credit facility, which matures on October 1, 2001 (the "Five Year Revolving Credit Facility" and collectively with the 364 Day Revolving Credit Facility, (the "Revolving Credit Facilities"). The 364 Day Revolving Credit Facility will mature on September 30, 1998 but may be renewed on an annual basis for an additional 364 days up to a maximum aggregate term of five years upon receiving lender approval. The Revolving Credit Facilities, at the option of the Company, bear interest based on competitive bids of lenders participating in the facilities, at prime rates or at LIBOR plus a margin of approximately 22 basis points, which is based on credit ratings assigned to the Company's senior unsecured long-term debt by nationally recognized statistical rating companies. On January 23, 1998, the Company received a bank commitment to provide a $1.5 billion, 364-day revolving credit facility which bears interest at rates approximating the Revolving Credit Facilities, for the purpose of financing the American Bankers acquisition. On March 25, 1998, the Company entered into a $500 million Credit Agreement with the Chase Manhattan Bank, which matures on June 15, 1998.

Of the $933.1 million of fixed rate debt, $783.2 million represents publicly issued convertible securities which mature beginning in 2001 but may be redeemed in part and under certain conditions commencing in 1998.
Approximately $149.9 million of senior notes mature in December 1998.

The Company filed an amended shelf registration statement (the "Shelf Registration Statement") on February 6, 1998 with the Securities and Exchange Commission for the issuance of up to an aggregate $4 billion of debt and equity securities. Pursuant to the Shelf Registration Statement, the Company issued
29.9 million FELINE PRIDES (Service Mark) and 2.3 million trust preferred securities on March 2, 1998 and received approximately $1.4 billion in gross proceeds therefrom. The issuance of the FELINE PRIDES resulted in the utilization of approximately $3 billion of availability under the Shelf Registration Statement. The FELINE PRIDES consist of 27.6 million Income PRIDES and 2.3 million Growth PRIDES, each with a face amount of $50 per PRIDE. The Income PRIDES consist of trust preferred securities and stock purchase contracts under which the holders will purchase common stock from the Company in February of 2001. The Growth PRIDES consist of stock purchase contracts under which the holders will purchase common stock from the Company in February of 2001 and zero coupon U.S. Treasury securities. The trust preferred securities will bear interest at the annual rate of 6.45 percent, and the forward purchase contract forming a part of the Income PRIDE will pay 1.05 percent annually in the form of a contract adjustment payment. The forward purchase contract forming a part of the Growth PRIDES will pay 1.3 percent annually in the form of a contract adjustment payment. The forward purchase contracts call for the holder to purchase a minimum of 1.0395 shares and a maximum of 1.3514 shares of Company common stock per PRIDES security, depending upon the average of the closing price per share of Company common stock for a 20 consecutive trading day period ending in mid-February of 2001. This represents a maximum common stock purchase price of $48.10 per share or a 30% premium to the $37.00 closing price of Company common stock on February 24, 1998. The Company has received a rating on the trust preferred securities of "a3" from Moody's Investors Services ("Moody's"), "A-" from Duff & Phelps Credit Rating Co. ("Duff") and "A-" from Standard & Poor's ("S&P"). The Company also may issue an aggregate amount of up to $1.01 billion of Medium-Term Notes (the "Notes"), equity or other securities under the Shelf Registration Statement. The Notes will bear interest at either (a) a fixed rate or (b) a floating rate determined by reference to an interest rate formula. The proceeds would be used for general corporate purposes, which may include future acquisitions, repayment of debt outstanding under Revolving Credit Facilities, working capital, and capital expenditures. The Company is considering issuing equity securities under the Shelf Registration Statement in the second quarter.

The Company expects to file a new shelf registration statement in the second quarter of 1998 for the issuance of debt and equity securities for an aggregate amount to be determined. The proceeds would be used for general corporate purposes, which may include future acquisitions, repayment of debt outstanding under Revolving Credit Facilities, working capital, and capital expenditures.

Long-term debt increased $343.7 million to $1.3 billion at December 31, 1997 when compared to amounts outstanding at December 31, 1996, primarily as a result of the $550 million issuance of 3% Notes, the proceeds of which were used to repay outstanding revolving credit facility borrowings at the Cendant Merger date.

MANAGEMENT AND MORTGAGE PROGRAM FINANCING

PHH operates their mortgage services, fleet management services and relocation services businesses as a separate public reporting entity and supports purchases of leased vehicles and originated mortgages primarily by issuing commercial paper and medium term notes. Such borrowings are not classified based on contractual maturities, but rather are included in liabilities under management and mortgage programs rather than long-term debt since such debt corresponds directly with high quality related assets.

PHH debt is issued without recourse to the Company. The Company expects to continue to have broad access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, PHH utilizes the United States, European and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, PHH will continue to utilize the public and private debt markets as sources of financing. Augmenting these sources, PHH will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. PHH's aggregate outstanding borrowings at the underlying balance sheet dates were as follows ($ billions):

                              DECEMBER 31,
                           -----------------
                            1997       1996
                           -------   -------
Commercial paper             $2.6      $3.1
Medium-term notes             2.7       1.7
Other                         0.3       0.3
                           -------   -------
                             $5.6      $5.1
                           =======   =======

To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed facilities aggregate 80 percent of the average amount of outstanding commercial paper. PHH maintains a $2.5 billion syndicated unsecured credit facility which is backed by domestic and foreign banks and is comprised of $1.25 billion of lines of credit maturing in 364 days and $1.25 billion maturing in the year 2002. In addition, PHH has approximately $181 million of uncommitted lines of credit with various financial institutions which were unused at December 31, 1997. Management closely evaluates not only the credit of the banks but the terms of the various agreements to ensure ongoing availability. The full amount of PHH's committed facilities in 1997 to date are undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit PHH's access to commercial paper or medium-term notes funding.

PHH minimizes its exposure to interest rate and liquidity risk by effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources, and securing available credit under committed banking facilities.

The Company and PHH currently operate under policies limiting (a) the payment of dividends on PHH's capital stock to 40% of net income of PHH on an annual basis excluding one-time charges, less the outstanding principal balance of loans from PHH to the Company as of the date of the proposed dividend payment, and (b) the outstanding principal balance of loans from PHH to the Company to 40% of net income of PHH on an annual basis excluding one-time charges, less payment of dividends on PHH's capital stock during such year.

PHH filed a shelf registration statement with the Securities and Exchange Commission effective January 30, 1998, for the aggregate issuance of up to $3 billion of medium-term note debt securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. The proceeds will be used to finance assets PHH manages for its clients and for general corporate purposes.

CREDIT RATINGS

Following the Cendant Merger in December 1997, S&P and Duff affirmed A ratings to the Company's long-term debt and Moody's upgraded the Company's senior unsecured debt ratings to A3. S&P, Moody's and Fitch Investors Service, LP ("Fitch") also affirmed investment grade ratings of A+, A2 and A+, respectively, to PHH debt and A1, P1 and F1, respectively to PHH commercial paper. Following the American Bankers bid in December 1997, Fitch placed the ratings of PHH's short-term debt on Credit Watch with negative implications. Following the Company's March 23, 1998 announcements relating to the Company's agreements to acquire American Bankers and NPC, Moody's and Duff affirmed the Company's and PHH's credit ratings while S&P placed the ratings for the Company and PHH on Credit Watch with negative implications. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independent of any other rating.

CASH FLOWS (1997 VS. 1996)

The Company generated $1.2 billion of cash flows from operations in 1997 representing a $433.7 million decrease from 1996. The decrease in cash flows from operations was primarily due to a $599.8 million increase in net income adjusted for non-cash merger-related costs and other unusual charges, which was offset by $361.0 million of incremental merger-related payments, $242.6 million reduction in accounts payable and other current liabilities and a $314.7 million incremental increase in mortgage loans held for sale due to acceleration of mortgage loan origination volume. The $2.5 billion decrease in cash flows from investing activities consisted of approximately $1.5 billion of net investment in assets under management mortgage programs and $897.6 million of payments of purchase liabilities associated with 1996 business combinations, including ARAC and RCI. In 1997, cash flows from financing activities of approximately $795.7 million, primarily consisting of net borrowings totaling $844.3 million offset by a net purchase of common stock. The net borrowings included a $543.2 million convertible debt offering in February 1997.

CAPITAL EXPENDITURES

The Company anticipates investing approximately $200 million during calendar year 1998 in capital expenditures, representing less than 4% of 1997 consolidated revenue. Such capital expenditures are primarily associated with the consolidation of internationally-based call centers and with information technology systems to support expected volume increases in the Company's mortgage services business and improve operational efficiencies in the delivery of relocation services.

YEAR 2000 COMPLIANCE

The Company currently is in the process of identifying, evaluating and implementing changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process data from and after January 1, 2000. Major areas of potential business impact have been identified and are being reviewed, and initial conversion efforts are underway. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company. The total future cost of compliance associated with identified actions is anticipated to be approximately $30 million. Variations from anticipated expenditures and the effect on the Company's future results of operations are not anticipated to be material in any given year.

IMPACT OF INFLATION AND SEASONALITY

To date, inflation has not had a material impact on Company operations. The third quarter represented 27% of annual revenue as a result of peak leisure travel and real estate sales in summer months. The fourth quarter represented 27% of annual revenue due to holiday season demand for software products.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of an alternative income measurement and its components in the financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in 1998.

In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" effective for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about their operating segments in their annual and interim financial statements. It also requires public enterprises to disclose company-wide information regarding products and services and the geographic areas in which they operate. The Company will adopt SFAS No. 131 in 1998.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" effective for periods beginning after December 15, 1997. The Company will adopt SFAS No. 132 in 1998.

The aforementioned recently issued accounting pronouncements establish standards for disclosures only and therefore will have no impact on the Company's financial position or results of operations.

FORWARD LOOKING STATEMENTS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward looking statements, include, but are not limited to: uncertainty as to the Company's future profitability, the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's existing and potential future lines of business; the Company's ability to integrate and operate successfully acquired and merged businesses and the risks associated with such businesses, including the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements; uncertainty as to the future profitability of acquired businesses, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In recurring operations, the Company must deal with effects of changes in interest rates and currency exchange rates. The following discussion presents an overview of how such changes are managed and a view of their potential effects.

The Company uses various financial instruments, particularly interest rate and currency swaps and currency forwards, to manage its respective interest rate and currency risks. The Company is exclusively an end user of these instruments, which are commonly referred to as derivatives. The Company does not engage in trading, market-making or other speculative activities in the derivatives markets. Established practices require that derivative financial instruments relate to specific asset, liability or equity transactions or to currency exposures. More detailed information about these financial instruments, as well as the strategies and policies for their use, is provided in Notes 13 and 14 to the financial statements.

The Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rates and currency exchange in their financial statements. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock tests," which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for interest rate and currencies may have some limited use as benchmarks, they should not be viewed as forecasts.

o One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical 10% change (decrease) in interest rates across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such a decrease would not adversely impact the 1998 net earnings of the Company based on year-end 1997 positions.

o One means of assessing exposure to changes in currency exchange rates is to model effects on future earnings using a sensitivity analysis. Year-end 1997 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify the Company's assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% change (decrease) in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would not adversely impact the 1998 net earnings of the Company based on year-end 1997 positions.

The categories of primary market risk exposure of the Company are: (i) long-term U.S. interest rates due to mortgage loan origination commitments and an investment in mortgage loans held for resale; (ii) short-term interest rates as they impact vehicle and relocation receivables; and (iii) LIBOR and commercial paper interest rates due to their impact on variable rate borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Financial Statements and Financial Statement Schedule Index commencing on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   (a) Previous independent accountants

   (i) On January 20, 1998, in connection with the Company's previously announced plan to name a successor accountant following the Merger, the Company replaced Ernst & Young LLP, which served as the Company's independent accountants, and engaged Deloitte & Touche LLP, the auditor of HFS Incorporated prior to the Merger, as its new independent accountants. Ernst & Young LLP will continue to audit and report on the Company's former CUC businesses as of and for the year ended December 31, 1997.

   (ii) The reports of Ernst & Young LLP on the financial statements for the past two fiscal years of the Company contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope of accounting principles.

   (iii) The Audit Committee of the Company's Board of Directors participated in and approved the decision to change independent accountants.

   (iv) In connection with its audit for the two most recent fiscal years and through January 20, 1998, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference thereto in their report on the financial statements for such years.

   (v) During the two most recent fiscal years and through January 20, 1998, there were no reportable events as that term is defined in Item 304 (a) (1)
(v) of Regulation S-K.

   (vi) The Company has requested that Ernst & Young LLP furnish it with a letter addressed to the Commission stating whether or not it agrees with the above statements. A copy of such letter, dated January 22, 1998, is filed as
Exhibit 16 to the Current Report on Form 8-K of the Company dated January 27, 1998.

   (b) New independent accountants

   As stated above, the Company engaged Deloitte & Touche LLP as its new independent accountants as of January 20, 1998. Such engagement was approved by the Audit Committee of the Company's Board of Directors on January 20, 1998. During the two most recent fiscal years and through January 20, 1998, the Company has not consulted with Deloitte & Touche LLP regarding either:

   (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the registrant nor oral advice was provided that Deloitte & Touche concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or

   (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K, and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (v) of Regulation S-K.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information contained in the Company's Proxy Statement under the sections titled "Proposal 1: Election of Directors" and "Executive Officers" is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

   The information contained in the Company's Proxy Statement under the section titled "Executive Compensation and Other Information" is incorporated herein by reference in response to this item, except that the information contained in the Proxy Statement under the sub-headings "Pre-Merger Compensation Committee Report on Executive Compensation" and "Performance Graph" is not incorporated herein by reference and is not to be deemed "filed" as part of this filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

   The information contained in the Company's Proxy Statement under the section titled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information contained in the Company's Proxy Statement under the section titled "Certain Relationships and Related Transactions" is incorporated herein by reference in response to this item.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 ITEM 14(A)(1) FINANCIAL STATEMENTS

   See Financial Statements and Financial Statements Index commencing on page F-1 hereof.

 ITEM 14(A)(3) EXHIBITS

   See Exhibit Index commencing on page E-1 hereof.

 ITEM 14(B)    REPORTS ON FORM 8-K

   On October 31, 1997, the Company filed a Current Report on Form 8-K to report the execution of a Stock Purchase Agreement to sell all of the outstanding stock of Interval Holdings, Inc. and CUC Vacation Exchange, Inc.

   On November 4, 1997, the Company filed a Current Report on Form 8-K to report the post-merger financial results relating to the acquisition of Hebdo Mag International Inc.

   On December 18, 1997, the Company filed a Current Report on Form 8-K to report the completion of the Merger.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENDANT CORPORATION
                                          By: /s/ James E. Buckman
                                              -------------------------------
                                              James E. Buckman
                                              Senior Executive Vice President
                                              and General Counsel
                                              Date: March 31, 1998

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 SIGNATURE                         TITLE                                          DATE
---------------------------------  -------------------------------------- ------------------
/s/ Walter A. Forbes
---------------------------------  Chairman of the Board                      March 31, 1998
(Walter A. Forbes)

/s/ Henry R. Silverman
---------------------------------  President, Chief Executive Officer and     March 31, 1998
(Henry R. Silverman)                Director

/s/ Michael P. Monaco              Vice Chairman, Chief Financial Officer     March 31, 1998
--------------------------------    and Director (Principal Financial
(Michael P. Monaco)                 Officer)

/s/ Scott E. Forbes
---------------------------------  Senior Vice President--Finance             March 31, 1998
(Scott E. Forbes)                   (Principal Accounting Officer)

/s/ Stephen P. Holmes
---------------------------------  Vice Chairman and Director                 March 31, 1998
(Stephen P. Holmes)

/s/ Robert D. Kunisch
---------------------------------  Vice Chairman and Director                 March 31, 1998
(Robert D. Kunisch)

/s/ Christopher K. McLeod
---------------------------------  Vice Chairman and Director                 March 31, 1998
(Christopher K. McLeod)

/s/ E. Kirk Shelton
---------------------------------  Vice Chairman and Director                 March 31, 1998
(E. Kirk Shelton)

/s/ Robert T. Tucker
---------------------------------  Vice Chairman, Director, and Secretary     March 31, 1998
(Robert T. Tucker)

/s/ James E. Buckman
---------------------------------  Senior Executive Vice President,           March 31, 1998
(James E. Buckman)                  General Counsel and Director

/s/ John D. Snodgrass
---------------------------------  Director                                   March 31, 1998
(John D. Snodgrass)

/s/ Bartlett Burnap
---------------------------------  Director                                   March 31, 1998
(Bartlett Burnap)

SIGNATURE                          TITLE                                          DATE
---------------------------------  -------------------------------------- ------------------
/s/ Leonard S. Coleman
---------------------------------
 (Leonard S. Coleman)              Director                                  March 31, 1998

/s/ T. Barnes Donnelley
---------------------------------
 (T. Barnes Donnelley)             Director                                  March 31, 1998

/s/ Martin L. Edelman
---------------------------------
 (Martin L. Edelman)               Director                                  March 31, 1998

/s/ Frederick D. Green
---------------------------------
 (Frederick D. Green)              Director                                  March 31, 1998

/s/ Stephen A. Greyser
---------------------------------
 (Stephen A. Greyser)              Director                                  March 31, 1998

/s/ Dr. Carole G. Hankin
---------------------------------
 (Dr. Carole G. Hankin)            Director                                  March 31, 1998

/s/ Brian Mulroney
---------------------------------
 (The Rt. Hon. Brian Mulroney,
  P.C., LL.D)                      Director                                  March 31, 1998
/s/ Robert E. Nederlander
---------------------------------
 (Robert E. Nederlander)           Director                                  March 31, 1998

/s/ Burton C. Perfit
---------------------------------
 (Burton C. Perfit)                Director                                  March 31, 1998

/s/ Anthony G. Petrello
---------------------------------
 (Anthony G. Petrello)             Director                                  March 31, 1998

/s/ Robert W. Pittman
---------------------------------
 (Robert W. Pittman)               Director                                  March 31, 1998

/s/ E. John Rosenwald, Jr.
---------------------------------
 (E. John Rosenwald, Jr.)          Director                                  March 31, 1998

/s/ Robert P. Rittereiser
---------------------------------
 (Robert P. Rittereiser)           Director                                  March 31, 1998

/s/ Stanley M. Rumbough, Jr.
---------------------------------
 (Stanley M. Rumbough, Jr.)        Director                                  March 31, 1998

/s/ Leonard Schutzman
---------------------------------
 (Leonard Schutzman)               Director                                  March 31, 1998

/s/ Robert F. Smith
---------------------------------
 (Robert F. Smith)                 Director                                  March 31, 1998

  Craig R. Stapleton
---------------------------------
 (Craig R. Stapleton)              Director                                  March 31, 1998

EXHIBITS:

  EXHIBIT NO.                                             DESCRIPTION
---------------  ---------------------------------------------------------------------------------------------
       2.1       Agreement and Plan of Merger, dated March 23, 1998 among the Company, Season Acquisition
                 Corp. and American Bankers Insurance Group, Inc. (incorporated by reference to Exhibit C-2 to the Schedule 14-D-1 (Amendment 31), dated March 23, 1998, filed by the Company and Season
                 Acquisition Corp.)*

       3.1       Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company's Post-Effective Amendment No. 2 on Form S-8 to the
                 Registration Statement on Form S-4, No. 333-34517, dated December 17, 1997)*

       3.2       Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 4.2 to the
                 Company's Post-Effective Amendment No. 2 on Form S-8 to the Registration Statement on Form
                 S-4, No. 333-34517, dated December 17, 1997)*

       4.1       Form of Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement, No.
                 33-44453, on Form S-4 dated December 19, 1991)*

       4.2       Indenture dated as of February 11, 1997, between CUC International Inc. and Marine Midland
                 Bank, as trustee (filed as Exhibit 4(a) to the Company's Report on Form 8-K filed February
                 13, 1997)*

       4.3       Indenture between HFS Incorporated and Continental Bank, National Association, as trustee
                 (Incorporated by reference to HFS Incorporated's Registration Statement on Form S-1
                 (Registration No. 33-71736), Exhibit No. 4.1)*

       4.4       Indenture dated as of February 28, 1996 between HFS Incorporated and First Trust of Illinois,
                 National Association, as trustee (Incorporated by reference to HFS Incorporated's Current
                 Report on Form 8-K dated March 8, 1996, Exhibit 4.01)*

       4.5       Supplemental Indenture No. 1 dated as of February 28, 1996 between HFS Incorporated and First
                 Trust of Illinois, National Association, as trustee (Incorporated by reference to HFS
                 Incorporated's Current Report on Form 8-K dated March 8, 1996, Exhibit 4.02)*

       4.6       Indenture, dated as of February 24, 1998, between the Company and The Bank of Novia Scotia
                 Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the
                 Company's Current Report on Form 8-K dated March 6, 1998)*

       4.7       First Supplemental Indenture dated February 24, 1998, between the Company and The Bank of
                 Novia Scotia Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, dated March 6, 1998)*

       4.8       Amended and Restated Declaration of Trust of Cendant Capital I. (incorporated by reference to
                 Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 6, 1998)*

       4.9       Preferred Securities Guarantee Agreement dated March 2, 1998, between by Cendant Corporation and Wilmington Trust Company. (incorporated by reference to Exhibit 4.2 to the Company's
                 Current Report on Form 8-K dated March 6, 1998)*

       4.10      Purchase Contract Agreement (including as Exhibit A the form of the Income PRIDES and as
                 Exhibit B the form of the Growth PRIDES), dated March 2, 1998, between Cendant Corporation and The First National Bank of Chicago (incorporated by reference to Exhibit 4.3 to the
                 Company's Current Report on Form 8-K dated March 6, 1998)*

   10.1-10.47    Material Contracts, Management Contracts, Compensatory Plans and Arrangements

  EXHIBIT NO.                                             DESCRIPTION
---------------  ---------------------------------------------------------------------------------------------
    10.1         Agreement with E. Kirk Shelton, dated as of May 27, 1997 (filed as Exhibit 10.1 to the
                 Company's Registration Statement on Form S-4, Registration No. 333-34571, July 31, 1996)*

    10.2         Agreement with Christopher K. McLeod, dated as of May 27, 1997 (filed as Exhibit 10.2 to the
                 Company's Registration Statement on Form S-4, Registration No. 333-34571)*

    10.3         Restated Employment Contract with Walter A. Forbes, dated as of May 27, 1997 (filed as
                 Exhibit 10.3 to the Company's Registration Statement on Form S-4, Registration No.
                 333-34571)*

    10.4         Agreement with Henry R. Silverman, dated May 27, 1997 (filed as Exhibit 10.6 to the Company's
                 Registration Statement on Form S-4, Registration No. 333-34571)*

    10.5         Agreement with Stephen P. Holmes, dated May 27, 1997 (filed as Exhibit 10.7 to the Company's
                 Registration Statement on Form S-4, Registration No. 333-34571)*

    10.6         Agreement with Michael P. Monaco, dated May 27, 1997 (filed as Exhibit 10.8 to the Company's
                 Registration Statement on Form S-4, Registration No. 333-34571)*

    10.7         Agreement with James E. Buckman, dated May 27, 1997 (filed as Exhibit 10.9 to the Company's
                 Registration Statement on Form S-4, Registration No. 333-34571)*

    10.8         1987 Stock Option Plan, as amended (filed as Exhibit 10.16 to the Company's Form 10-Q for the period ended October 31, 1996)*

    10.9         1990 Directors Stock Option Plan, as amended (filed as Exhibit 10.17 to the Company's Form
                 10-Q for the period ended October 31, 1996)*

    10.10        1992 Directors Stock Option Plan, as amended (filed as Exhibit 10.18 to the Company's Form
                 10-Q for the period ended October 31, 1996)*

    10.11        1994 Directors Stock Option Plan, as amended (filed as Exhibit 10.19 to the Company's Form
                 10-Q for the period ended October 31, 1996)*

    10.12        Restricted Stock Plan and Form of Restricted Stock Plan Agreement (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991, as amended December 12, 1991, and December 19, 1991.)*

    10.13        1997 Stock Option Plan (filed as Exhibit 10.23 to the Company's Form 10-Q for the period ended April 30, 1997)*

    10.14        1996 Executive Retirement Plan (filed as Exhibit 10.22 to the Company's Form 10-Q for the period ended April 30, 1997)*

    10.15        1997 Stock Incentive Plan (filed as Appendix E to the Joint Proxy Statement/Prospectus included as part of the Company's Registration Statement, No. 333-34517, on Form S-4 dated
                 August 28, 1997)*

    10.16        HFS Incorporated's Amended and Restated 1993 Stock Option Plan (Incorporated by reference to
                 HFS Incorporated's Registration Statement on Form S-8 (Registration No. 33-83956), Exhibit
                 4.1)*

    10.17(a)     First Amendment to the Amended and Restated 1993 Stock Option Plan dated May 5, 1995.
                 (Incorporated by reference to HFS Incorporated's Registration Statement on Form S-8
                 (Registration No. 33094756), Exhibit 4.1)*

    10.17(b)     Second Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996.
                 (Incorporated by reference to the HFS Incorporated's Annual Report on Form 10-K for fiscal year ended December 31, 1995, Exhibit 10.21(b))*

  EXHIBIT NO.                                             DESCRIPTION
---------------  ---------------------------------------------------------------------------------------------
    10.17(c)     Third Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996.
                 (Incorporated by reference to the HFS Incorporated's Annual Report on Form 10-K for fiscal year ended December 31, 1995, Exhibit 10.21(c))*

    10.17(d)     Fourth Amendment to the Amended and Restated 1993 Stock Option Plan dated May 20, 1996.
                 (Incorporated by reference to HFS Incorporated's Registration Statement on Form S-8
                 (Registration No. 333-06733), Exhibit 4.5)*

    10.17(e)     Fifth Amendment to the Amended and Restated 1993 Stock Option Plan dated July 24, 1996
                 (Incorporated by reference to the HFS Incorporated's Annual Report on Form 10-K for fiscal year ended December 31, 1995, Exhibit 10.21(e))*

    10.17(f)     Sixth Amendment to the Amended and Restated 1993 Stock Option Plan dated September 24, 1996
                 (Incorporated by reference to the HFS Incorporated's Annual Report on Form 10-K for fiscal year ended December 31, 1995, Exhibit 10.21(e))*

    10.17(g)     Seventh Amendment to the Amended and Restated 1993 Stock Option Plan dated as of April 30,
                 1997

    10.17(h)     Eighth Amendment to the Amended and Restated 1993 Stock Option Plan dated as of May 27, 1997

    10.18        Chicago Agreement and Plan of Merger, by and among HFS Incorporated, HJ Acquisition Corp. and
                 Jackson Hewitt, Inc., dated as of November 19, 1997. (Incorporated by reference to Exhibit
                 10.1 to HFS Incorporated's Current Report on Form 8-K dated August 14, 1997, File No.
                 1-11402)*

    10.19        Agreement and Plan of Merger, dated as of July 19, 1996, by and among Ideon Group, Inc., CUC
                 International Inc. and IG Acquisition Corp. (filed as Exhibit 10.21 to the Company's Annual
                 Report on Form 10-K for the fiscal year ended January 31, 1996)*

    10.20        Form of U.S. Underwriting Agreement dated October 1996, among CUC International Inc., certain selling stockholders and the U.S. Underwriters (filed as Exhibit 1.1(a) to the Company's
                 Registration Statement on Form S-3, Registration No. 333-13537, filed on October 9, 1996)*

    10.21        Form of International Underwriting Agreement dated October 1996, among CUC International
                 Inc., certain selling stockholders and the International Underwriters (filed as Exhibit 1.1
                 (b) to the Company's Registration Statement on Form S-3, Registration No. 333-13537, filed on
                 October 9, 1996)*

    10.22        Registration Rights Agreement dated as of February 11, 1997, between CUC International Inc.
                 and Goldman, Sachs & Co. (for itself and on behalf of the other purchasers party thereto)(filed as Exhibit 4(b) to the Company's Report on Form 8-K filed February 13, 1997)*

    10.23        Agreement and Plan of Merger between CUC International Inc. and HFS Incorporated, dated as of
                 May 27, 1997 (filed as Exhibit 2.1 to the Company's Report on Form 8-K filed on May 29,
                 1997)*

    10.24        Plan for Corporate Governance of CUC International Inc. following the Effective Time (filed as Exhibit 99.2 to the Company's Report on Form 8-K filed on May 29, 1997)*

    10.25        $750,000,000 Five Year Revolving Credit and Competitive Advance Facility Agreement, dated as of October 2, 1996, among the Company, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as Administrative Agent and
                 CAF Agent (Incorporated by reference to Exhibit (b)(1) to the Schedule 14D-1 filed by the
                 Company on January 27, 1998, File No. 5-31838)*

  EXHIBIT NO.                                             DESCRIPTION
---------------  ---------------------------------------------------------------------------------------------
    10.26        $1,250,000 364-Day Revolving Credit and Competitive Advance Facility Agreement, dated October
                 2, 1996 among the Company, the several banks and other financial institutions from time to time parties thereto, and The Chase Manhattan Bank, as Administrative Agent and CAF Advance
                 Agent. (Incorporated by reference to Exhibit (b)(2) to the Schedule 14D-1 filed by the
                 Company on January 27, 1998, File No. 5-31838).*

    10.27        Cendant Corporation Acquisition Revolving Credit Facility Commitment Letter, dated January
                 23, 1998, among Chase Securities Inc., The Chase Manhattan Bank and Cendant Corporation
                 (Incorporated by reference to exhibit (b)(3) to the Schedule 14D-1 filed by the Company on
                 January 27, 1998, File No. 5-31838)*

    10.28        Distribution Agreement, dated March 5, 1998, among the Company, Bear, Stearns & Co., Inc.,
                 Chase Securities Inc., Lehman Brothers and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner
                 & Smith Incorporated (incorporated by reference to the Company's Current Report on Form 8-K, dated March 10, 1998)*

    10.29(a)     364-Day Credit Agreement Among the Company, PHH Vehicle Management Services, Inc., the
                 Lenders, the Chase Manhattan Bank, as Administrative Agent and the Chase Manhattan Bank of
                 Canada, as Canadian Agent, Dated March 4, 1997, filed as Exhibit 10.1 to Registration
                 Statement 333-27715*

    10.29(b)     Five-year Credit Agreement among the Company, the Lenders, and Chase Manhattan Bank, as
                 Administrative Agent, dated March 4, 1997 filed as Exhibit 10.2 to Registration Statement
                 333-27715*

    10.29(c)     Second Amendment to PHH Credit Agreements (incorporated by reference to PHH Incorporated's
                 Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, Exhibit
                 10.1)*

    10.29(d)     Third Amendment to PHH Credit Agreements (incorporated by reference to PHH Incorporated's
                 Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, Exhibit
                 10.1)*

    10.30        Indenture between the Company and Bank of New York, Trustee, dated as of May 1, 1992, filed as Exhibit 4(a)(iii) to Registration Statement 33-48125*

    10.31        Indenture between the Company and First National Bank of Chicago, Trustee, dated as of March
                 1, 1993, filed as Exhibit 4(a)(i) to Registration Statement 33-59376*

    10.32        Indenture between the Company and First National Bank of Chicago, Trustee, dated as of June
                 5, 1997, filed as Exhibit 4(a) to Registration Statement 333-27715*

    10.33        Indenture between the Company and Bank of New York, Trustee dated as of June 5, 1997, filed as Exhibit 4(a)(11) to Registration Statement 333-27715*

    10.34        Distribution Agreement between the Company and CS First Boston Corporation; Goldman, Sachs &
                 Co.; Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith, Incorporated; and J.P.
                 Morgan Securities, Inc. dated November 9, 1995, filed as Exhibit 1 to Registration Statement
                 33-63627*

    10.35        Distribution Agreement between the Company and Credit Suisse; First Boston Corporation;
                 Goldman Sachs & Co. and Merrill Lynch & Co., dated June 5, 1997 filed as Exhibit 1 to
                 Registration Statement 333-27715*

    10.36        Distribution Agreement, dated March 2, 1998, among PHH Corporation, Credit Suisse First
                 Boston Corporation, Goldman Sachs & Co., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
                 Smith (Incorporated and J.P. Morgan Securities, Inc., filed as Exhibit 1 to Form 8-K dated
                 March 3, 1998, File No. 1-07797)*

  EXHIBIT NO.                                             DESCRIPTION
---------------  ---------------------------------------------------------------------------------------------
      10.37      Agreement and Plan of Merger dated as of May 1, 1996 among HFS Incorporated, CBC Acquisition
                 Corp., Fremont Investors, Inc. and Coldwell Banker Corporation. (Incorporated by reference to
                 HFS Incorporated's Quarterly Report on Form 10-Q for the quarterly period ended March 31,
                 1996, Exhibit 2.4)*

      10.38      Agreement and Plan of Merger dated as of August 23, 1996 among HFS Incorporated, Avis
                 Acquisition Corp., U.S. Trust Company of California, N.A. as Trustee of the Trust forming a part of the Avis, Inc. Employee Stock Ownership Plan and Avis, Inc. (Incorporated by
                 reference to HFS Incorporated's Registration Statement on Form S-3 Registration No.
                 333-11029, Exhibit 2.1)*

      10.39      Stock Purchase Agreement dated as of October 6, 1996 by and among HFS Incorporated, Ms.
                 Christel DeHaan and Resort Condominiums International, Inc. (Incorporated by reference to HFS
                 Incorporated's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
                 1996, Exhibit 2.1)*

      10.40      Registration Rights Agreement, dated as of November 12, 1996, by and between HFS Incorporated and Ms. Christel DeHaan (Incorporated by reference to HFS Incorporated's Registration
                 Statement on Form S-3 (Registration No. 333-17371), Exhibit 2.2)*

      10.41      Agreement and Plan of Merger dated as of November 10, 1996, by and among HFS Incorporated,
                 PHH Corporation and Mercury Acquisition Corp. (Incorporated by reference to HFS
                 Incorporated's Current Report on Form 8-K dated November 14, 1996, Exhibit 2.1)*

      10.42      License Agreement dated as of September 18, 1989 amended and restated as of July 15, 1991 between Franchise System Holdings, Inc. and Ramada Franchise Systems, Inc. (Incorporated by
                 reference to HFS Incorporated's Registration Statement on Form S-1 (Registration No.
                 33-51422), Exhibit No. 10.2)*

      10.43      Restructuring Agreement dated as of July 15, 1991 by and among New World Development Co.,
                 Ltd., Ramada International Hotels & Resorts, Inc. Ramada Inc., Franchise System Holdings,
                 Inc., HFS Incorporated and Ramada Franchise Systems, Inc. (Incorporated by reference to HFS
                 Incorporated's Registration Statement on Form S-1 (Registration No. 33-51422), Exhibit No.
                 10.3)*

      10.44      License Agreement dated as of November 1, 1991 between Franchise Systems Holdings, Inc. and
                 Ramada Franchise Systems, Inc. (Incorporated by reference to HFS Incorporated's Registration
                 Statement on Form S-1 (Registration No. 33-51422), Exhibit No. 10.4)*

      10.45      Amendment to License Agreement, Restructuring Agreement and Certain Other Restructuring
                 Documents dated as of November 1, 1991 by and among New World Development Co., Ltd., Ramada
                 International Hotels & Resorts, Inc., Ramada Inc., Franchise System Holdings, Inc., HFS
                 Incorporated and Ramada Franchise Systems, Inc. (Incorporated by reference to HFS
                 Incorporated's Registration Statement on Form S-1 (Registration No. 33-51422), Exhibit No.
                 10.5)*

      10.46      Master License Agreement dated July 30, 1997, among HFS Car Rental, Inc., Avis Rent A Car
                 System, Inc. and Wizard Co. (incorporated by reference to HFS Incorporated Form 10-Q for the quarter ended June 30, 1997, Exhibit 10.1)*

      10.47      HFS Incorporated's 1992 Incentive Stock Option Plan and Form of Stock Option Agreement.
                 (Incorporated by reference to HFS Incorporated's Registration Statement on Form S-1
                 (Registration No. 33-51422), Exhibit No. 10.6)*

  EXHIBIT NO.                                             DESCRIPTION
---------------  ---------------------------------------------------------------------------------------------
      12         Statement Re: Computation of Consolidated Ratio to Earnings to Combined Fixed Charges and
                 Preferred Stock Dividends

      16         Letter re: change in certifying accountant (Incorporated by reference to the Company's Form
                 8-K dated January 27, 1998)*

      21         Subsidiaries of Registrant

      23.1       Consent of Deloitte & Touche LLP related to the financial statements of Cendant Corporation
      23.2       Consent of Ernst & Young LLP relating to the financial statements of Cendant Membership
                 Services, Inc. and CUC International Inc.
      23.3       Consent of KPMG Peat Marwick LLP relating to the financial statements of PHH Corporation
      23.4       Consent of Deloitte & Touche LLP relating to the financial statements of Sierra On-Line, Inc.
      23.5       Consent of KPMG Peat Marwick LLP relating to the financial statements of Davidson &
                 Associates, Inc.
      23.6       Consent of Price Waterhouse LLP relating to the financial statements of Ideon Group, Inc.
      27         Financial data schedule

------------
*      Incorporated by reference

                        INDEX TO FINANCIAL STATEMENTS

                                                                                              PAGE
                                                                                            --------
Independent Auditors' Reports                                                                  F-2
Consolidated Balance Sheets as of December 31, 1997 and 1996                                   F-8
Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995        F-10
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997,
 1996 and 1995                                                                                F-11
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995    F-14
Notes to Consolidated Financial Statements                                                    F-16

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Cendant Corporation

We have audited the consolidated balance sheets of Cendant Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of CUC International Inc. with HFS Incorporated to form Cendant Corporation, which has been accounted for as a pooling of interests as described in Note 4 to the consolidated financial statements. We did not audit the balance sheets of Cendant Membership Services, Inc. and CUC International Inc. as of December 31, 1997 and January 31, 1997, respectively, which statements reflect total assets of approximately $3.2 billion and $2.7 billion respectively, or the related statements of income, shareholders' equity, and cash flows for the years ended December 31, 1997, January 31, 1997 and 1996 which statements reflect net income of approximately $17.2 million, $166.4 million, $145.0 million, respectively. Nor did we audit the balance sheet of PHH Corporation [a consolidated subsidiary of Cendant Corporation] as of December 31, 1996 or the related statements of income, shareholders' equity, and cash flows of PHH Corporation for the years ended December 31, 1996 and January 31, 1996, which statements reflect total assets of approximately $6.6 billion as of December 31, 1996 and net income of approximately $87.7 million and $78.1 million for the years ended December 31, 1996 and January 31, 1996, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Cendant Membership Services, Inc., CUC International Inc. and PHH Corporation for such periods, is based solely on the reports of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly in all material respects the financial condition of Cendant Corporation and subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche, LLP
Parsippany, New Jersey
March 30, 1998

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholder
Cendant Membership Services, Inc.

We have audited the consolidated balance sheet of Cendant Membership Services, Inc. ("CMS"), a wholly-owned subsidiary of Cendant Corporation, as of December 31, 1997, and the related consolidated statements of income, shareholder's equity, and cash flows for the year ended December 31, 1997, not separately included herein. We have also audited the consolidated balance sheet of CUC International Inc. ("CUC") as of January 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended January 31, 1997, not separately included herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the following wholly-owned subsidiaries: Davidson & Associates, Inc. ("Davidson") for the year ended December 31, 1995, Sierra On-Line, Inc. ("Sierra") for the year ended March 31, 1996 and Ideon Group, Inc. ("Ideon") for the year ended December 31, 1995. Effective January 1, 1995, Ideon changed its fiscal year end from October 31 to December 31 (the "Ideon Transition Period"). We also did not audit the statement of operations for the Ideon Transition Period which includes a loss of $49.9 million included as a charge to retained earnings in the consolidated financial statements for the year ended January 31, 1996. These financial statements reflect total revenues constituting 27.6% of the consolidated financial statements total for the year ended January 31, 1996 and were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data for Davidson, Sierra and Ideon for the periods indicated above, is based solely on the reports of other auditors.

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

In our opinion, based upon our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CMS at December 31, 1997, and the consolidated results of its operations and its cash flows for the year ended December 31, 1997, and the consolidated financial position of CUC at January 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 1997, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP
Stamford, Connecticut
February 3, 1998

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
PHH Corporation

We have audited the consolidated balance sheet of PHH Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 1996 and January 31, 1996, before the restatement related to the merger of Cendant Corporation's relocation business with the Company and reclassifications to conform to the presentation used by Cendant Corporation, not presented separately herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements (before restatement and reclassifications) referred to above present fairly, in all material respects, the financial position of PHH Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and January 31, 1996, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP
Baltimore, Maryland
April 30, 1997

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Sierra On-Line, Inc.
Bellevue, Washington

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Sierra On-Line, Inc. and subsidiaries (the "Company") for the year ended March 31, 1996, not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the results of the Company's operations and their cash flows for the year ended March 31, 1996 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Seattle, Washington
June 24, 1996

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Davidson & Associates, Inc.

We have audited the consolidated statements of earnings, shareholders' equity and cash flows of Davidson & Associates, Inc. and subsidiaries for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principle used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Davidson & Associates, Inc. and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
Long Beach, California
February 21, 1996

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Ideon Group, Inc.

In our opinion, the consolidated statements of operations, of cash flows and of changes in stockholders' equity of Ideon Group, Inc. (formerly known as SafeCard Services, Incorporated), and its subsidiaries (not presented separately herein), present fairly, in all material respects, the results of operations and cash flows of Ideon Group, Inc. and its subsidiaries for the year ended December 31, 1995, and the two months ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Ideon Group, Inc. for any period subsequent to December 31, 1995.

As discussed in Note 1 to the consolidated financial statements of Ideon Group, Inc., the Company changed the amortization periods for deferred subscriber acquisition costs effective December 31, 1994.

/s/ Price Waterhouse LLP
Tampa, Florida
February 2, 1996

                     CENDANT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (In millions, except share data)

                                                           DECEMBER 31,
                                                     -------------------------
                                                         1997         1996
                                                     ------------ -----------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                             $   149.5    $   633.9
 Receivables, (net of allowance for doubtful
  accounts
  of $108.0 and $106.9)                                  1,648.8      1,290.6
 Deferred income taxes                                     226.5        141.3
 Other current assets                                      550.5        463.8
                                                     ------------ -----------
TOTAL CURRENT ASSETS                                     2,575.3      2,529.6
                                                     ------------ -----------
 Deferred membership acquisition costs                     424.5        401.6
 Franchise agreements--net                                 890.3        995.9
 Goodwill--net                                           2,467.0      2,302.2
 Other intangibles--net                                    897.8        636.2
 Other assets                                            1,152.6        993.6
                                                     ------------ -----------
TOTAL ASSETS EXCLUSIVE OF ASSETS UNDER PROGRAMS          8,407.5      7,859.1
                                                     ------------ -----------
 ASSETS UNDER MANAGEMENT AND MORTGAGE PROGRAMS
  Net investment in leases and leased vehicles           3,659.1      3,418.7
  Relocation receivables                                   775.3        773.3
  Mortgage loans held for sale                           1,636.3      1,248.3
  Mortgage servicing rights                                373.0        288.9
                                                     ------------ -----------
                                                         6,443.7      5,729.2
                                                     ------------ -----------
TOTAL ASSETS                                           $14,851.2    $13,588.3
                                                     ============ ===========





         See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (In millions, except share data)

                                                                           DECEMBER 31,
                                                                     -------------------------
                                                                         1997         1996
                                                                     ------------ -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
 ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES                        $ 1,742.8    $ 1,680.4
                                                                     ------------ -----------
 Deferred income                                                         1,197.2      1,099.4
 Long-term debt                                                          1,348.3      1,004.6
 Deferred income taxes                                                      66.6         46.8
 Other noncurrent liabilities                                              120.5         78.1
                                                                     ------------ -----------
TOTAL LIABILITIES EXCLUSIVE OF LIABILITIES UNDER PROGRAMS                4,475.4      3,909.3
                                                                     ------------ -----------
LIABILITIES UNDER MANAGEMENT AND MORTGAGE PROGRAMS
 Debt                                                                    5,602.6      5,089.9
                                                                     ------------ -----------
 Deferred income taxes                                                     295.7        281.9
                                                                     ------------ -----------
Commitments and contingencies (Note 15)
SHAREHOLDERS' EQUITY
 Preferred stock, $.01 par value--authorized 10 million shares;
  none issued and outstanding                                                 --           --
 Common stock, $.01 par value--authorized 2 billion shares; issued
  838,333,800 and 804,655,850 shares                                         8.4          8.0
 Additional paid-in capital                                              3,059.9      2,870.5
 Retained earnings                                                       1,530.0      1,540.8
 Net unrealized gain (loss) on marketable securities                        (1.5)         4.3
 Currency translation adjustment                                           (41.5)       (12.5)
 Restricted stock, deferred compensation                                    (3.4)       (28.2)
 Treasury stock, at cost, 6,545,362 and 6,911,757 shares                   (74.4)       (75.7)
                                                                     ------------ -----------
TOTAL SHAREHOLDERS' EQUITY                                               4,477.5      4,307.2
                                                                     ------------ -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $14,851.2    $13,588.3
                                                                     ============ ===========

          See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   (In millions, except per share amounts)

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            1997       1996        1995
                                                         ---------- ----------  ----------
REVENUES
 Membership and service fees--net                         $4,589.0    $3,433.9   $2,606.2
 Fleet leasing (net of depreciation and interest costs
  of $1,205.2, $1,132.4 and $1,089.0)                         59.5        56.7       52.1
 Other                                                       666.2       418.2      333.8
                                                         ---------- ----------  ----------
NET REVENUES                                               5,314.7     3,908.8    2,992.1
                                                         ---------- ----------  ----------
EXPENSES
 Operating                                                 1,555.5     1,392.8    1,110.9
 Marketing and reservation                                 1,266.3     1,089.5      875.2
 General and administrative                                  727.2       339.6      279.5
 Depreciation and amortization                               256.8       167.9      112.9
 Interest--net                                                66.3        25.4       13.3
 Merger-related costs and other unusual charges            1,147.9       179.9       97.0
                                                         ---------- ----------  ----------
Total expenses                                             5,020.0     3,195.1    2,488.8
                                                         ---------- ----------  ----------
INCOME BEFORE INCOME TAXES                                   294.7       713.7      503.3
Provision for income taxes                                   239.3       290.1      200.5
                                                         ---------- ----------  ----------
NET INCOME                                                $   55.4    $  423.6   $  302.8
                                                         ========== ==========  ==========
PER SHARE INFORMATION
Net income per share
 Basic                                                    $   0.07    $   0.56   $   0.45
 Diluted                                                  $   0.06    $   0.52   $   0.42
Weighted average shares
 Basic                                                       811.2       754.4      670.5
 Diluted                                                     851.7       818.6      741.8

See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (In millions)


                                                                            NET UNREALIZED
                                  COMMON STOCK     ADDITIONAL               GAIN (LOSS) ON    CURRENCY      RESTRICTED
                               -----------------     PAID-IN     RETAINED     MARKETABLE     TRANSLATION STOCK, DEFERRED TREASURY
                                SHARES    AMOUNT     CAPITAL     EARNINGS     SECURITIES     ADJUSTMENT    COMPENSATION   STOCK
                               -------- --------  ------------ -----------  -------------- ------------- --------------- --------
BALANCE, JANUARY 1, 1995         663.2     $6.6      $670.5      $  970.3        $(.7)         $(22.0)         $--        $(10.5)
Issuance of common stock          20.8       .2       183.4            --          --              --           --            --
Exercise of stock options by
 payment of cash and common
 stock                            12.4       .1        64.4            --          --              --           --         (20.5)
Tax benefit from exercise of
 stock options                      --       --        54.8            --          --              --           --            --
Amortization of ESOP obligation     --       --         3.0            --          --              --           --            --
Exercise of stock warrants         2.4       --        14.9            --          --              --           --            --
Cash dividends declared and
 other equity distributions         --       --          .2         (36.0)         --              --           --            --
Adjustment to reflect change in
 Ideon and Advance Ross fiscal
 years                              --       --          --         (50.0)         --              --           --            --
Conversion of convertible notes    2.1       --        13.7            --          --              --           --            --
Net unrealized gain on
 marketable securities              --       --          --            --         1.3              --           --            --
Purchase of common stock            --       --          --            --          --              --           --         (10.1)
Retirement of treasury stock       (.6)      --       (10.1)           --          --              --           --          10.1
Currency translation adjustment     --       --          --            --          --            (3.4)          --            --
Net income                          --       --          --         302.8          --              --           --            --
                                ------- --------  ------------ -----------  -------------- ------------- -------------- ---------
BALANCE, DECEMBER 31, 1995       700.3     $6.9      $994.8      $1,187.1        $ .6          $(25.4)         $--        $(31.0)

         See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                (In millions)


                                                                            NET UNREALIZED
                                  COMMON STOCK     ADDITIONAL               GAIN (LOSS) ON    CURRENCY      RESTRICTED
                               -----------------     PAID-IN     RETAINED     MARKETABLE     TRANSLATION STOCK, DEFERRED TREASURY
                                SHARES    AMOUNT     CAPITAL     EARNINGS     SECURITIES     ADJUSTMENT    COMPENSATION   STOCK
                               -------- --------  ------------ -----------  -------------- ------------- --------------- --------
BALANCE, JANUARY 1, 1996          700.3    $6.9     $  994.8    $1,187.1      $ .6             $(25.4)      $   --        $(31.0)
Hebdo Mag adjustment               14.2      .2         16.7          .7        --                1.6           --            --
Issuance of common stock           71.0      .7      1,654.0       (34.1)       --                 --           --            --
Exercise of stock options
 by payment of cash and
 common stock                      14.0      .1         78.2          --        --                 --           --         (25.5)
Restricted stock issuance           1.4      --         30.5          --        --                 --        (30.5)           --
Amortization of
 restricted stock                    --      --           --          --        --                 --          2.3            --
Tax benefit from exercise
 of stock options                    --      --         78.9          --        --                 --           --            --
Cash dividends declared
 and other equity
 distributions                       --      --           --       (29.4)       --                 --           --            --
Adjustment to reflect
 change in Davidson, Sierra
 and Ideon fiscal years              --      --           --        (4.7)       --                 --           --            --
Adjustment to reflect change
 in PHH Fiscal year                  --      --          (.6)       (2.4)       --                2.4           --            --
Conversion of convertible
 notes                              3.8      .1         18.0          --        --                 --           --            --
Net unrealized gain on
 marketable securities               --      --           --          --       3.7                 --           --            --
Purchase of common stock             --      --           --          --        --                 --           --         (19.2)
Currency translation
 adjustment                          --      --           --          --        --                8.9           --            --
Net income                           --      --           --       423.6        --                 --           --            --
                               --------- --------- ----------   ----------  ------------- ---------------  ------------- ----------
BALANCE, DECEMBER 31, 1996        804.7    $8.0     $2,870.5    $1,540.8      $4.3             $(12.5)      $(28.2)       $(75.7)

See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                (In millions)

                                                                              NET UNREALIZED
                                  COMMON STOCK     ADDITIONAL               GAIN (LOSS) ON    CURRENCY      RESTRICTED
                               -----------------     PAID-IN     RETAINED     MARKETABLE     TRANSLATION STOCK, DEFERRED TREASURY
                                SHARES    AMOUNT     CAPITAL     EARNINGS     SECURITIES     ADJUSTMENT    COMPENSATION   STOCK
                               -------- --------  ------------ -----------  -------------- ------------- --------------- --------

BALANCE, JANUARY 1, 1997            804.7     $8.0     $2,870.5     $1,540.8        $ 4.3         $(12.5)     $(28.2)   $  (75.7)
Issuance of common stock              9.2       .1         48.7          7.3           --             --          --          --
Exercise of stock options by
 payment of cash and common
 stock                               11.4       .1        102.6           --           --             --          --       (17.8)
Restricted stock issuance              .2       --          3.7           --           --             --        (3.7)         --
Amortization of restricted stock       --       --           --           --           --             --        28.5          --
Tax benefit from exercise of
 stock options                         --       --         93.5           --           --             --          --          --
Cash dividends declared                --       --           --         (6.6)          --             --          --          --
Adjust to reflect change in CUC
 fiscal year                           --       --           --        (66.9)          --             --          --          --
Adjustment to reflect taxable
 poolings                              --       --         41.2           --           --             --          --          --
Post-closing payment made in
 connection with shares issued
 to acquire Avis Inc.                  --       --        (60.8)          --           --             --          --          --
Conversion of convertible notes      20.2       .2        150.9           --           --             --          --          --
Net unrealized loss on
 marketable securities                 --       --           --           --         (5.8)            --          --          --
Purchase of common stock               --       --           --           --           --             --          --      (171.3)
Retirement of treasury stock         (7.4)      --       (190.4)          --           --             --          --       190.4
Currency translation adjustment        --       --           --           --           --          (29.0)         --          --
Net income                             --       --           --         55.4           --             --          --          --
                                  -------- --------  ------------ -----------  -------------- ------------- -----------  --------
BALANCE, DECEMBER 31, 1997          838.3     $8.4     $3,059.9     $1,530.0        $(1.5)        $(41.5)     $ (3.4)   $  (74.4)
                                  ======== ========  ============ ===========  ============== ============= ===========  ========

         See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In millions)

                                                                   YEAR ENDED DECEMBER 31,
                                                            -------------------------------------
OPERATING ACTIVITIES                                            1997        1996         1995
                                                            ----------- -----------  -----------
Net income                                                   $    55.4    $   423.6   $   302.8
Merger-related costs and other unusual charges                 1,147.9        179.9        97.0
Merger-related payments                                         (441.5)       (80.5)      (36.2)
Adjustments to reconcile net income to net cash provided
 by operating activities
 Depreciation and amortization                                   256.8        167.9       112.9
 Membership acquisition costs                                   (663.4)      (638.2)     (605.1)
 Amortization of membership costs                                617.6        641.3       556.6
 Effect of changes in fiscal years of pooled entities            (66.9)        (7.1)      (50.0)
 Deferred income taxes                                           (42.5)        56.5        22.6
Increase (decrease) from changes in:
 Receivables                                                    (287.3)      (162.6)     (184.8)
 Accounts payable and other current liabilities                 (192.6)        50.0        75.8
 Deferred income                                                 162.4         23.4        83.5
 Other                                                           (71.0)        39.8       (18.3)
                                                            ----------- -----------  -----------
                                                                 474.9        694.0       356.8
                                                            ----------- -----------  -----------
Management and mortgage programs:
 Depreciation and amortization                                 1,121.9      1,021.8       960.9
 Mortgage loans held for sale                                   (388.0)       (73.3)     (139.5)
                                                            ----------- -----------  -----------
                                                                 733.9        948.5       821.4
                                                            ----------- -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      1,208.8      1,642.5     1,178.2
                                                            ----------- -----------  -----------
INVESTING ACTIVITIES
Property and equipment additions                                (182.7)      (140.6)     (108.7)
Proceeds from sales of marketable securities                     522.5        137.3       255.9
Purchases of marketable securities                              (458.1)      (125.6)     (138.2)
Loans and investments                                           (272.5)       (12.7)      (33.8)
Net assets acquired, exclusive of cash acquired and
 acquisition-related payments                                   (625.1)    (1,688.3)     (145.8)
Proceeds from sale of subsidiary                                 117.5           --          --
Funding of grantor trusts                                           --        (89.9)         --
Other                                                           (109.2)        33.6       (23.7)
                                                            ----------- -----------  -----------
                                                              (1,007.6)    (1,886.2)     (194.3)
                                                            ----------- -----------  -----------
Management and mortgage programs:
 Investment in leases and leased vehicles                     (2,068.8)    (1,901.2)   (2,008.5)
 Payments received on investment in leases and leased
  vehicles                                                       589.0        595.9       576.6
 Proceeds from sales and transfers of leases and leased
  vehicles to third parties                                      186.4        162.8       109.8
 Equity advances on homes under management                    (6,844.5)    (4,308.0)   (6,238.5)
 Repayment of advances on homes under management               6,862.6      4,348.9     6,070.5
 Additions to originated mortgage servicing rights              (270.4)      (164.4)     (130.1)
 Proceeds from sales of mortgage servicing rights                 49.0          7.1        21.7
                                                            ----------- -----------  -----------
                                                              (1,496.7)    (1,258.9)   (1,598.5)
                                                            ----------- -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES                         (2,504.3)    (3,145.1)   (1,792.8)
                                                            ----------- -----------  -----------

          See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                (In millions)

                                                            YEAR ENDED DECEMBER 31,
                                                     -------------------------------------
                                                         1997        1996         1995
                                                     ----------- -----------  -----------
FINANCING ACTIVITIES
Proceeds from borrowings                              $    66.6    $   494.4   $      --
Principal payments on borrowings                         (275.4)        (3.1)      (45.9)
Issuance of convertible debt                              543.2           --          --
Issuance of common stock                                  129.3      1,222.2       100.8
Purchases of common stock                                (171.3)       (19.2)      (10.1)
Redemption of warrants                                       --           --        14.9
Payment of dividends by pooled entities                    (6.6)       (27.8)      (30.9)
Other                                                        --        (81.6)         --
                                                     ----------- -----------  -----------
                                                          285.8      1,584.9        28.8
                                                     ----------- -----------  -----------
Management and mortgage programs:
 Proceeds from debt issuance or borrowings              2,816.3      1,656.0     1,858.8
 Principal payments on borrowings                      (1,692.9)    (1,645.9)   (1,237.0)
 Net change in short-term borrowings                     (613.5)       231.8        17.4
                                                     ----------- -----------  -----------
                                                          509.9        241.9       639.2
                                                     ----------- -----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 795.7      1,826.8       668.0
                                                     ----------- -----------  -----------
Effect of changes in exchange rates on cash and
cash  equivalents                                          15.4        (46.2)        6.5
                                                     ----------- -----------  -----------
Net increase (decrease) in cash and cash
equivalents                                              (484.4)       278.0        59.9
Cash and cash equivalents, beginning of period            633.9        355.9       296.0
                                                     ----------- -----------  -----------
Cash and cash equivalents, end of period              $   149.5    $   633.9   $   355.9
                                                     =========== ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the year for:
  Interest                                            $   390.8    $   307.6   $   285.4
                                                     =========== ===========  ===========
  Taxes                                               $   264.5    $    89.4   $    90.7
                                                     =========== ===========  ===========

          See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

       Cendant Corporation, together with its subsidiaries and its joint ventures ("Cendant" or the "Company") is a leading global provider of consumer and business services. The Company was created through the merger (the "Cendant Merger") of CUC International Inc. ("CUC") and HFS Incorporated ("HFS") on December 17, 1997 with CUC surviving and being renamed Cendant Corporation. The Company provides all the services formerly provided by each of CUC and HFS including technology-driven membership-based consumer services, travel services and real estate services. See Note 22 for a description of the Company's industry segments and the services provided within its underlying businesses.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION
       The accompanying consolidated financial statements include the accounts and transactions of the Company together with its wholly owned and majority owned subsidiaries. The accompanying consolidated financial statements have been restated for the business combinations accounted for as poolings of interests (see Note 4) as if such combined companies had operated as one entity since inception. All material intercompany balances and transactions have been eliminated in consolidation.

       USE OF ESTIMATES
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

       CASH AND CASH EQUIVALENTS
       The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

       PROPERTY AND EQUIPMENT
       Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets.

       FRANCHISE AGREEMENTS
       Franchise agreements are recorded at their estimated fair values upon acquisition and are amortized on a straight-line basis over the estimated periods to be benefited, ranging from 12 to 40 years. At December 31, 1997 and 1996, accumulated amortization amounted to $125.3 million and $87.9 million, respectively.

       GOODWILL
       Goodwill, which represents the excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over the estimated useful lives, ranging from 5 to 40 years. At December 31, 1997 and 1996, accumulated amortization amounted to $200.0 million and $168.6 million, respectively.

       ASSET IMPAIRMENT
       The Company periodically evaluates the recoverability of its long-lived assets, comparing the respective carrying values to the current and expected future cash flows to be generated from such assets. Property and equipment is evaluated separately within each business. The recoverability of franchise agreements and goodwill are evaluated on a separate basis for each acquisition and each respective franchise brand.

       MEMBERSHIP ACQUISITION AND ADVERTISING COSTS
       Membership acquisition costs are deferred and charged to operations as membership fees are recognized. These costs, which relate directly to membership solicitations (direct response advertising costs), principally include: postage, printing, kits, mailings, publications (including coupon books) and telemarketing costs. Substantially all of these costs are incurred for services performed by outside sources. Such costs are amortized on a straight-line basis as revenues are realized over the average membership period (generally one to three years). The membership acquisition costs incurred, applicable to obtaining a new member, for memberships other than coupon book memberships, generally approximate the initial membership fee. Initial membership fees for coupon book memberships generally exceed the membership acquisition costs incurred applicable to obtaining a new member. However, if membership acquisitions costs were to exceed the membership fee, an appropriate adjustment would be made for any significant impairment.

       Amortization of membership acquisition costs, including deferred renewal costs, which consist principally of charges from sponsoring institutions and publications, amounted to $617.6 million, $641.3 million and $556.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

       All advertising costs, other than direct response advertising costs, are expensed in the period incurred. Total advertising expenses were $1,132.0 million, $970.4 million and $776.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

       CORE BUSINESS OPERATIONS AND REVENUE RECOGNITION
       Membership. Membership fees are generally billed through financial institutions and other cardholder based institutions and are recorded as deferred membership income upon acceptance of the membership, net of estimated cancellations. Membership fees are recognized over the average membership period, generally one to three years. Deferred membership income is classified as non-current in the Consolidated Balance Sheets since working capital will not be required as the deferred income is recognized over future periods.

       Franchising. Franchise revenue principally consists of royalty, marketing and reservation fees, which are based on a percentage of franchisee revenue. Royalty, marketing and reservation fees are accrued as the underlying franchisee revenue is earned. Franchise revenue also includes initial franchise fees which are recorded as revenue when the lodging property, car rental location or real estate brokerage office opens as a franchised unit.

       Timeshare. Timeshare exchange fees are recognized as revenue when the exchange request has been confirmed to the subscriber. Timeshare subscription revenue is deferred upon receipt and recorded as revenue as the contractual services (delivery of publications) are provided to subscribers.

       Fleet management. Revenues from fleet management services other than leasing are recognized over the period in which services are provided and the related expenses are incurred. The Company records the cost of leased vehicles as an "investment in leases and leased vehicles". Amounts charged to lessees for interest on the unrecovered investment are credited to income on a level yield method which approximates the contractual terms.

       Relocation. Relocation services provided by the Company include facilitating the purchase and resale of the transferee's residence, providing equity advances on the transferee's residence and home management services. The home is purchased under a contract of sale and the Company obtains a deed to the property, however, it does not generally record the deed or transfer of title. Transferring employees are provided equity on their home based on an appraised value determined by independent appraisers, after deducting any outstanding mortgages. The mortgage is generally retired concurrently with the advance of the equity and the purchase of the home. Based on its client agreements, the Company is given parameters under which it negotiates for the ultimate sale of the home. The gain or loss on resale is generally borne by the client corporation.

       While homes are held for resale, the amount funded for such homes carry an interest charge computed at a floating rate based on various indices. Direct costs of managing the home during the period the home is held for resale, including property taxes and repairs and maintenance are generally borne by the client. All such costs are generally guaranteed by the client corporation. The client normally advances funds to cover a portion of such carrying costs. When the home is sold, a settlement is made with the client corporation netting actual costs with any advanced funding.

       Revenues and related costs associated with the purchase and resale of a residence are recognized over the period in which services are provided. Relocation services revenue is recorded net of costs reimbursed by client corporations and interest expenses incurred to fund the purchase of a transferee's residence. Under the terms of contracts with clients, the Company is generally protected against losses from changes in real estate market conditions. The Company also offers fee-based programs such as home marketing assistance, household goods moves, destination services, and property dispositions for financial institutions and government agencies. Revenues from these fee-based services are taken into income over the periods in which the services are provided and the related expenses are incurred.

       Mortgage. Loan origination fees, commitment fees paid in connection with the sale of loans, and direct loan origination costs associated with loans held for resale, are deferred until the loan is sold. Fees received for servicing loans owned by investors are based on the difference between the weighted average yield received on the mortgages and the amount paid to the investor, or on a stipulated percentage of the outstanding monthly principal balance on such loans. Servicing fees are credited to income when received. Costs associated with loan servicing are charged to expense as incurred.

       Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Sales of mortgage securities are recorded on the settlement date. The Company acquires mortgage-servicing rights by originating or purchasing mortgage loans and selling those loans with servicing retained, or it may purchase mortgage-servicing rights separately. The carrying value of mortgage-servicing rights is amortized over the estimated life of the related loan portfolio. Such amortization is recorded as a reduction of loan servicing fees in the Consolidated Statements of Income. Gains or losses on the sale of mortgage servicing rights are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. Such gains and losses are also increased or decreased by the amount of deferred mortgage-servicing fees recorded.

       SOFTWARE RESEARCH AND DEVELOPMENT AND SOFTWARE OPERATIONS Capitalization of software development costs begins upon the establishment of technological feasibility of the product. Costs meeting this criteria are insignificant and, therefore, most costs related to designing, development and testing new software products are charged to operating expenses as incurred. Software research and development costs aggregated $112.5 million, $66.2 million and $52.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. Software net revenue was $464.7 million, $375.2 million and $292.0 million for the years ended December 31, 1997, 1996 and 1995, respectively, and is included in other revenue in the Consolidated Statements of Income. Costs of software revenue include material costs, manufacturing labor and overhead and royalties paid to developers and affiliated label publishers. Costs of software revenue, included in operating expenses, were $132.8 million, $109.6 million and $115.3 million for the years ended December 31, 1997, 1996 and 1995, respectively.

       The Company has a history of working closely with all of its distributors and retailers with respect to selling consumer software. As a result, the Company monitors the sales of its consumer software at all of its significant points of sale on a regular basis. Therefore, the Company has extensive data on returns by product on an on-going basis and does not have any significant obligations for future performance.

       INCOME TAXES
       The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date. No provision has been made for U.S. income taxes on approximately $ 248.1 million of cumulative undistributed earnings of foreign subsidiaries at December 31, 1997 since it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. The determination of unrecognized deferred U.S. tax liability for unremitted earnings is not practicable.

       TRANSLATION OF FOREIGN CURRENCIES
       Assets and liabilities of foreign subsidiaries are translated at the exchange rates as of the balance sheet dates, equity accounts are translated at historical exchange rates and revenues, expenses and cash flows are translated at the average exchange rates for the periods presented. Translation gains and losses are included as a component of shareholders' equity.

       RECLASSIFICATIONS
       Reclassifications have been made to the historical financial statements of the respective pooled companies to conform to the Cendant presentation.

3.     EARNINGS PER SHARE

       The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which required a change in the computation and presentation of earnings per share ("EPS") to include basic and diluted EPS in place of primary and fully diluted EPS, respectively. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. Prior periods have been restated to reflect the new standard. Diluted EPS is calculated as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                       1997 (1)    1996     1995
                                                              -------- --------  --------
Net income, adjusted for addback of convertible debt
 interest                                                      $ 55.4    $429.4   $309.5
                                                              ======== ========  ========
Weighted average shares--basic                                  811.2     754.4    670.5
Potential dilution of common stock:
 Stock options                                                   40.5      40.1     44.3
 Convertible debt                                                  --      24.1     27.0
                                                              -------- --------  --------
Weighted average shares--diluted                                851.7     818.6    741.8
                                                              ======== ========  ========
Diluted EPS                                                    $  .06    $  .52   $  .42
                                                              ======== ========  ========


(1) Diluted EPS was calculated using unrounded amounts. The net income amount in whole dollars for 1997 was $55,351,000.

4.     BUSINESS COMBINATIONS

       In connection with the underlying pooling of interest business combinations, the accompanying consolidated financial statements have been prepared as if the Company and all such pooled companies had operated as one entity since inception.

       1997 POOLINGS
       Cendant. On December 17, 1997, HFS merged with CUC to form Cendant. The Cendant Merger was consummated with CUC issuing 440.0 million shares of its common stock in exchange for all of the outstanding common stock of HFS. Pursuant to the terms of the agreement and plan of merger, HFS stockholders received 2.4031 shares of CUC common stock for each share of HFS common stock. Upon consummation of the Cendant Merger, CUC changed its name to Cendant Corporation. Effective with the Cendant Merger, the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock and preferred stock to 2 billion shares and 10 million shares, respectively.

       In connection with the Cendant Merger, the Company determined that it will use a calendar year end and, accordingly, CUC changed its fiscal year end from January 31 to December 31. Prior to the Cendant Merger, HFS reported on a calendar year basis. The HFS statements of income for the years ended December 31, 1996 and 1995 have been combined with the CUC statements of income for the years ended January 31, 1997, and 1996 respectively. As a result of CUC's change in fiscal year, the operating results of CUC for January 1997, were duplicated in the Company's consolidated statement of income for the year ended December 31, 1997. Accordingly, an adjustment has been made to 1997 retained earnings for the duplication of net income of $66.9 million for such one-month period.

       Hebdo Mag. On October 3, 1997, the Company issued 14.2 million shares of its common stock for all of the outstanding capital stock of Hebdo Mag International Inc. ("Hebdo Mag"). Hebdo Mag is a publisher and distributor of classified advertising information.

       PHH. On April 30, 1997, the Company and PHH Corporation ("PHH") merged (the "PHH Merger") which was satisfied by the issuance of 72.8 million shares of Company common stock in exchange for all of the outstanding common stock and stock options of PHH. PHH operates the world's largest corporate relocation services business and also provides mortgage services and fleet management services. Prior to the PHH Merger, PHH reported on an April 30 fiscal year basis. To conform to a calendar year end, PHH prepared financial statements for the twelve month periods ended December 31, 1996 and January 31, 1996 which were combined with the Company's statements of income for the years ended December 31, 1996 and 1995, respectively. In combining PHH's twelve month periods, the consolidated statement of income for the year ended December 31, 1996 included one month (January 1996) of PHH's operating results which was also included in the consolidated statement of income for the year ended December 31, 1995. Accordingly, an adjustment has been made to 1996 retained earnings for the duplication of net income of $8.3 million and cash dividends declared of $5.9 million for such one-month period.

       Numa. During February 1997, the Company issued 3.0 million shares of its common stock for substantially all of the assets and specific liabilities of Numa Corporation ("Numa"). Numa publishes personalized heritage publications and markets and sells personalized merchandise.

       1996 POOLINGS
       Davidson, Sierra and Ideon. During July 1996, the Company issued 45.1 million shares of its common stock for all of the outstanding capital stock of Davidson & Associates, Inc. ("Davidson"). Also during July 1996, the Company issued 38.4 million shares of its common stock for all of the outstanding capital stock of Sierra On-Line, Inc. ("Sierra"). Davidson and Sierra develop, publish and distribute educational and entertainment software for home and school use. During August 1996, the Company issued 16.6 million shares of its common stock for all of the outstanding capital stock of Ideon Group, Inc. ("Ideon"). Ideon is principally a provider of credit card enhancement services.

       During 1995, prior to being merged into the Company, Davidson and Sierra acquired all of the outstanding capital stock of various companies by issuing an aggregate of 0.8 million and 3.9 million equivalent shares of Company common stock, respectively.

       Davidson, Sierra and Ideon previously reported on fiscal years ended December 31, March 31 and December 31, respectively, for their financial reporting. To conform to CUC's former fiscal year end of January 31, Davidson's and Ideon's operating results for January 1996 have been excluded from, and Sierra's operating results for February and March 1996 have been duplicated in the Company's year ended December 31, 1996 operating results. Accordingly, a $4.7 million charge was recorded to 1996 retained earnings for such excluded and duplicated periods. Effective January 1, 1995, Ideon changed its fiscal year end from October 31 to December 31. Ideon's operating results from October 31, 1995 through December 31, 1995 (the "Ideon Transition Period") have been excluded from the accompanying consolidated statement of income. Ideon's revenues and net loss for the Ideon Transition Period were $34.7 million and $49.9 million, respectively. This excluded period has been reflected in a $49.9 million charge to 1995 retained earnings. The net loss for the Ideon Transition Period was principally the result of a $65.5 million one-time, non-cash, pre-tax charge recorded in connection with a change in amortization periods for deferred membership acquisition costs. Prior to the change, membership acquisition costs were generally amortized up to ten years for single year membership periods and up to twelve years for multi-year membership periods. These amortization periods represented the estimated life of the member. The amortization periods were shortened to one year and three years for single and multi-year membership periods, respectively, which represented the initial membership period without regard for anticipated renewals.

       In 1996, the Company acquired the outstanding stock of certain other entities by issuing 8.3 million shares of its common stock.

       1995 POOLINGS
       Getko, NAOG and Advance Ross. During June 1995, the Company issued 5.6 million shares of its common stock for all of the outstanding capital stock of Getko Group Inc. ("Getko"). Getko distributes complimentary welcoming packages to new homeowners throughout the United States and Canada. During September 1995, the Company issued 2.3 million shares of its common stock for all of the outstanding capital stock of North American Outdoor Group, Inc. ("NAOG"). NAOG owns one of the largest for-profit hunting and general interest fishing membership organizations in the United States, and also owns various other membership organizations. During January 1996, the Company issued 8.9 million shares of its common stock for all of the outstanding capital stock of Advance Ross Corporation ("Advance Ross"). Advance Ross processes value-added tax refunds for travelers in over 20 European countries.

       The following table presents the historical results of the pooled Cendant entities for the last complete interim periods prior to their respective mergers:

                            YEAR ENDED DECEMBER 31,
                      ------------------------------------
(IN MILLIONS)             1997        1996        1995
                      ----------- -----------  ----------
Net revenues
 Cendant (1)            $1,424.7    $     --    $     --
 CUC                     2,002.6     2,156.8     1,314.4
 HFS                     1,570.9       786.0       411.3
 Hebdo Mag                 137.9       124.7          --
 PHH                       178.6       650.5       645.6
 1996 Pooled
  Entities                    --       190.8       533.7
 1995 Pooled
  Entities                    --          --        87.1
                      ----------- -----------  ----------
                        $5,314.7    $3,908.8    $2,992.1
                      =========== ===========  ==========

                              YEAR ENDED DECEMBER 31,
                      ----------------------------------------
(IN MILLIONS)              1997          1996         1995
                      -------------- -----------  -----------
Net income (loss)
 Cendant (1)             $ (345.3)(2)   $   --       $   --
 CUC                        252.0        155.1 (4)    157.5
 HFS                        109.9 (3)    169.5         79.8
 Hebdo Mag                    6.6          2.3           --
 PHH                         32.2         87.7         78.1
 1996 Pooled
  Entities                     --          9.0        (19.7)(5)
 1995 Pooled
  Entities                     --           --          7.1
                      -------------- -----------  -----------
                         $   55.4       $423.6       $302.8
                      ============== ===========  ===========

    (1)    Operating results of Cendant for the fourth quarter of 1997

    (2)    Includes after-tax Cendant Merger charge of $589.8 million

    (3)    Includes after-tax PHH Merger charge of $227.0 million

    (4) Includes after-tax charge of $118.7 million related to the Company's 1996 pooling transactions

    (5) Includes after-tax costs related to Ideon products abandoned and restructuring of $62.1 million

       PURCHASE BUSINESS COMBINATIONS

       The acquisitions discussed below were accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values. The operating results of such acquired companies are reflected in the Company's consolidated statements of income since the respective dates of acquisition.

       The following tables reflect the fair values of assets acquired and liabilities assumed in connection with the Company's acquisitions which were consummated during the three years ended December 31, 1997.

       (IN MILLIONS)
                                                                             ACQUIRED IN 1996
                                                                  ------------------------------------------
                                                        ACQUIRED                         COLDWELL
                                                        IN 1997     RCI        AVIS      BANKER     OTHER
                                                       ---------- ---------  --------- ----------  ---------
       Cash paid                                         $306.4     $412.1     $367.2     $747.8     $300.9
       Common stock issued (1)                             40.7       75.0      338.4         --       52.5
       Notes issued                                          --         --      100.9         --        5.0
                                                       ---------- ---------  --------- ----------  ---------
       Total consideration                                347.1      487.1      806.5      747.8      358.4
                                                       ---------- ---------  --------- ----------  ---------
       Assets acquired                                    242.4      439.1      783.9      541.7      132.9
       Liabilities assumed                                185.0      429.7      311.4      148.5       70.1
                                                       ---------- ---------  --------- ----------  ---------
       Fair value of identifiable net assets acquired      57.4        9.4      472.5      393.2       62.8
                                                       ---------- ---------  --------- ----------  ---------
       Goodwill                                          $289.7     $477.7     $334.0     $354.6     $295.6
                                                       ========== =========  ========= ==========  =========
       (1) Number of shares issued                          1.6        2.4       11.1         --        2.5
                                                       ========== =========  ========= ==========  =========

       (IN MILLIONS                                       ACQUIRED IN 1995
                                                       -----------------------
                                                        CENTURY 21     OTHER
                                                       ------------ ---------
       Cash paid                                          $100.2      $122.5
       Common stock issued (2)                              64.8        40.8
       Preferred stock issued                               80.0          --
                                                       ------------ ---------
       Total consideration                                 245.0       163.3
                                                       ------------ ---------

       Assets acquired                                     120.6        67.2
       Liabilities assumed                                  75.3        56.2
                                                       ------------ ---------
       Fair value of identifiable net assets acquired       45.3        11.0
                                                       ------------ ---------
       Goodwill                                           $199.7      $152.3
                                                       ============ =========

       (2) Number of shares issued                           9.6         6.0
                                                       ============ =========

       1997 ACQUISITIONS

       The Company acquired certain entities for an aggregate purchase price of $347.1 million.

       1996 ACQUISITIONS

       Resort Condominiums International, Inc. In November 1996, the Company completed the acquisition of all the outstanding capital stock of Resort Condominiums International, Inc. and its affiliates ("RCI") for $487.1 million. The purchase agreement provides for contingent payments of up to $200.0 million over a five year period which are based on components which measure RCI's future performance, including EBITDA, net revenues and number of members, as defined. Any contingent payments made will be accounted for as additional goodwill. The Company determined that $100.0 million is payable in March 1998 under the terms of the contingent purchase arrangement.

       Avis. In October 1996, the Company completed the acquisition of all of the outstanding capital stock of Avis, Inc. ("Avis"), initially including payments under certain employee stock plans of Avis and the redemption of certain series of preferred stock of Avis for an aggregate $806.5 million. Subsequently, the Company made contingent cash payments of $26.0 million in 1996 and $60.8 million in 1997. The contingent payments made in 1997 represented the incremental amount of value attributable to Company common stock as of the stock purchase agreement date in excess of the proceeds realized upon subsequent sale of such Company common stock.

       In September 1997, the subsidiary of Avis which controlled the car rental operations of Avis ("ARAC") completed an Initial Public Offering ("IPO") resulting in a 72.5% dilution of the Company's investment in ARAC. Net proceeds of $359.3 million were retained by ARAC. The Company's interest was further diluted to 20.4% primarily due to a secondary offering of common stock in March 1998. See Note 19 for a discussion of the Company's executed business plan and related accounting treatment regarding Avis.

       Coldwell Banker Corporation. In May 1996, the Company acquired by merger Coldwell Banker Corporation ("Coldwell Banker"), the largest gross revenue producing residential real estate company in North America and a leading provider of corporate relocation services. The Company paid $640.0 million in cash for all of the outstanding capital stock of Coldwell Banker and repaid $105.0 million of Coldwell Banker indebtedness. The aggregate purchase price for the transaction was financed through the May 1996 sale of an aggregate 46.6 million shares of Company common stock pursuant to a public offering. Subsequent to the acquisition of Coldwell Banker, the Company acquired for $2.8 million a relocation consulting firm which was merged into the Coldwell Banker relocation business.

       Other 1996 Acquisitions. The Company acquired certain other entities for an aggregate purchase price of $358.4 million.

       1995 ACQUISITIONS

       Century 21. In August 1995, a majority owned (87.5%) subsidiary of the Company, C21 Holding Corp. ("Holding"), acquired Century 21 Real Estate Corporation ("Century 21"), the world's largest residential real estate brokerage franchisor. Aggregate consideration for the acquisition consisted of $245.0 million. Pursuant to an agreement, as amended, between the Company and a management group of Holding, the Company acquired the remaining 12.5% interest in Holding for $52.8 million in 1997.

       Other 1995 Acquisitions. The Company acquired certain other entities for an aggregate purchase price of $163.3 million.

       PRO FORMA INFORMATION (UNAUDITED)

       The following information reflects pro forma statements of income data for the year ended December 31, 1996 assuming the aforementioned acquisitions completed during 1996 were consummated on January 1, 1996. The 1996 acquisitions have been accounted for using the purchase method of accounting. The acquisitions completed during 1997 were immaterial to the operating results of the Company. The pro forma results are not necessarily indicative of the operating results that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future. The underlying pro forma information includes the amortization expense associated with the assets acquired, the reflection of the Company's financing arrangements, and the related income tax effects.

                                                    YEAR ENDED
                                                   DECEMBER 31,
       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS         1996
                                                  --------------
       Net revenues                                  $4,475.3
       Income before income taxes                       797.0
       Net income                                       473.4
       Net income per share:
        Basic                                        $   0.60
        Diluted                                          0.56
       Weighted average shares outstanding:
        Basic                                           784.9
        Diluted                                         849.1

5.     MERGER-RELATED COSTS AND OTHER UNUSUAL CHARGES

       1997 POOLINGS
       The Company incurred merger-related costs and other unusual charges ("Cendant Merger Charge") of $844.9 million ($589.8 million, after tax) associated with and coincident to the Cendant Merger and the fourth quarter 1997 merger with Hebdo Mag. The Company recorded a one-time merger and related charge (the "PHH Merger Charge") of $303.0 million ($227.0 million, after tax) during the second quarter of 1997 in connection with the PHH Merger. The Cendant Merger Charge and the PHH Merger Charge are summarized by type as follows:

                                CENDANT      PHH      TOTAL
                               --------- ---------  ---------
       (In millions)
        Personnel related        $151.1    $142.4    $  293.5
        Professional fees         115.1      36.8       151.9
        Facility related           74.1      57.1       131.2
        Business terminations     103.0      44.7       147.7
        Asset write-offs          184.1        --       184.1
        Technology
         initiatives               70.0        --        70.0
        Litigation related         80.0        --        79.9
        Other costs                67.5      22.0        89.6
                               --------- ---------  ---------
                                 $844.9    $303.0    $1,147.9
                               ========= =========  =========

     Cendant Merger Charge. The Company incurred merger-related costs and other unusual charges of $844.9 million associated with the Cendant Merger and Hebdo Mag merger. The charge includes $340.3 million of costs associated with the mergers such as professional fees, costs associated with retirement and benefit plans which were accelerated as a result of change of control events, and exit costs associated with the consolidation of approximately 61 worldwide call centers and office locations. Such costs include severance associated with approximately 448 employees, lease buy-outs and assets abandoned.

     The charge also includes costs associated with the rationalization of operations to narrow the management's focus on its core operations. As a result, the Company provided for costs associated with the termination of franchise contracts and other exit costs necessary to complete a quality upgrade of its hotel franchise system approximating $47.2 million as well as $70.0 million of primarily cash contributions to independent trusts that have undertaken technology initiatives for the direct benefit of lodging and real estate franchisees. In connection with the Cendant Merger the Company determined to abandon or sell certain businesses and wrote-off approximately $184.1 million of assets that primarily represent assets impaired as a result of such determinations. The Company also provided for costs associated with the termination of contracts with certain vendors and former business partners approximating $103.0 million in the fourth quarter of 1997.

     The charge includes a pre-tax net gain of $34.7 million on the sale of Interval International Inc. (See Note 20) and a pre-tax loss of $17.0 million on the early repayment of Hebdo Mag debt coincident with the Hebdo Mag merger. In addition, the Company established $80 million of litigation reserves coincident with the Cendant Merger. In prior reporting periods, no reserves were established, based on management's belief that such claims lacked merit, would be vigorously defended and, as a result, losses were not probable. In connection with management's focus on its core operations and after further evaluation of the corporate resources and related expenses required to continue such litigation management intends to pursue settlements in such matters. Management believes it is appropriate to follow such strategy and accordingly, has established such reserve.

     The Company paid $190.6 million and recorded non-cash write-offs of $208.3 million against the provision in the fourth quarter of 1997. The remaining merger-related costs and other unusual charges will be substantially completed during 1998. Operating results from activities that will not be continued are not material to the results of operations of the Company.

     PHH Merger Charge . Personnel related charges are comprised of costs incurred in connection with employee reductions associated with the combination of the Company's relocation services business and the consolidation of corporate activities. Personnel related charges include termination benefits such as severance, medical and other benefits. Also included in personnel related charges are retirement benefits resulting from a change in control. Several grantor trusts were established and funded by the Company to pay such benefits in accordance with the terms of the PHH merger agreement. Full implementation of the restructuring plan will result in the termination of approximately 500 employees (principally located in North America), a majority of which were terminated as of December 31, 1997. The Company continues to implement its restructuring plan relating to its relocation services business and expects to be substantially complete with the plan in the second quarter of 1998. Professional fees are primarily comprised of investment banking, accounting and legal fees incurred in connection with the PHH Merger. Business termination charges are comprised of costs to exit certain activities within the Company's fleet management and mortgage service businesses and to discontinue other ancillary operations in accordance with the Company's revised strategic plan. Facility related expenses include costs associated with contract and lease terminations, asset disposal and other charges incurred in connection with the consolidation and closure of excess space.

       The Company anticipates that approximately $236.0 million will be paid in cash in connection with the PHH Merger Charge of which $158.5 million was paid through December 31, 1997. The remaining cash portion of the PHH Merger Charge will be financed through cash generated from operations and borrowings under the Company's revolving credit facilities. Operating results from activities that will not be continued are not material to the results of operations of the Company.

       1996 POOLINGS
       Davidson, Sierra and Ideon Merger Charge. Principally in connection with the Davidson, Sierra, and Ideon mergers, the Company recorded a charge to operations of approximately $179.9 million ($118.7 million, after-tax) for the year ended December 31, 1996.

       Such costs in connection with the Davidson & Sierra mergers with the Company (approximately $48.6 million) were non-recurring and were comprised primarily of transaction costs, litigation matters and exit costs. Such costs associated with the Company's merger with Ideon (the "Ideon Merger") (approximately $127.2 million) were non-recurring and included transaction and exit costs as well as a provision relating to certain litigation matters giving consideration to the Company's intended approach to these matters. In determining the amount of the provision related to these outstanding litigation matters, the Company estimated the cost of settling these litigation matters. In estimating such cost, the Company considered potential liabilities related to these matters and the estimated cost of prosecuting and defending them (including out-of-pocket costs, such as attorneys' fees, and the cost to the Company of having its management involved in numerous complex litigation matters). The Company has since settled certain of these litigation matters while certain of these matters remain outstanding. Although the Company has attempted to estimate the amounts that will be required to settle remaining litigation matters, there can be no assurance that the actual aggregate amount of such settlements will not exceed the amount accrued (See Note 15). The Company considered litigation-related costs and liabilities, as well as exit costs and transaction costs, in determining the agreed upon exchange ratio in respect to the Ideon Merger. As of December 31, 1997, payments related to the above matters amounted to $176.9 million.

       In determining the amount of the provision related to the Company's proposed consolidation efforts, the Company estimated the significant severance costs to be accrued upon the consummation of the Ideon Merger and costs relating to the expected obligations for certain third-party contracts (e.g., existing leases and vendor agreements) to which Ideon is a party and which are neither terminable at will nor automatically terminate upon a change-in-control of Ideon. As a result of the Ideon Merger, 120 employees were terminated. The Company incurred significant exit costs because Ideon's credit card registration and enhancement services are substantially similar to the Company's credit card registration and enhancement services. All of the business activities related to the operations performed by Ideon's Jacksonville, Florida office were transferred to the Company's Comp-U-Card Division in Stamford, Connecticut upon the consummation of the Ideon Merger.

       COSTS RELATED TO IDEON PRODUCTS ABANDONED AND RESTRUCTURING
       During the year ended December 31, 1995, Ideon incurred special charges totaling $43.8 million, net of recoveries, related to the abandonment of certain new product developmental efforts and the related impairment of certain assets and the restructuring of the SafeCard division of Ideon and the Ideon corporate infrastructure as discussed below. The original charge of $45.0 million was composed of accrued liabilities of $36.2 million and asset impairments of $8.8 million. In December 1995, Ideon recovered $1.2 million of costs in the above charges. Also included in costs related to products abandoned are marketing and operational costs incurred of $53.2 million. During the year ended December 31, 1996, all remaining amounts that had been previously accrued were paid.

       During 1995, the following costs related to products abandoned and restructuring were incurred. In early 1995, Ideon launched an expanded PGA TOUR Partners program that provided various benefits to members and consumer response rates after the launch were significantly less than Ideon management's expectations. The product as configured was deemed not economically viable and a charge of $18 million was incurred. Costs associated with the abandonment of the product marketing included employee severance payments (approximately 130 employees), costs to terminate equipment and facilities leases, costs for contract impairments and write-downs taken for asset impairments. In September 1995, after a period of product redesign and test marketing, Ideon discontinued its PGA TOUR Partners credit card servicing role and recorded a charge of $3.6 million for costs associated with the abandonment of this role, including employee severance payments (approximately 60 employees), costs to terminate equipment and facilities leases and the recognition of certain commitments. In April 1995, Ideon launched a nationwide child registration and missing child search program. Consumer response rates after the launch were significantly less than Ideon management's expectations and a charge of $9.0 million was incurred to cover severance payments (approximately 100 employees), costs to terminate equipment and facilities leases and write-down taken for asset impairments. As a result of the discontinuance of these products, Ideon undertook an overall restructuring of its operations and incurred charges of $7.2 million to terminate operating leases and write-down assets to realizable value, $3.0 million for restructuring its SafeCard division and $4.2 million for restructuring its corporate infrastructure.

       PURCHASE BUSINESS COMBINATION LIABILITIES
       In connection with the acquisitions of Century 21, Coldwell Banker, RCI and certain other acquisitions, related business plans were developed to restructure each of the respective companies. The restructuring plans have all been finalized within one year of each respective acquisition based upon management's assessments of actions to be taken to complete the plans. Acquisition liabilities recorded in connection with such business plans and any subsequent adjustments thereto have been included in the respective purchase price allocations of each acquired company. Acquisition liabilities include costs associated with restructuring activities such as planned involuntary termination and relocation of employees, the consolidation and closing of certain facilities and the elimination of duplicative operating and overhead activities.

       Acquisition liabilities recorded in connection with the Company's acquisitions accounted for under the purchase method of accounting and the employees to be terminated in connection with the respective restructuring plans are summarized as follows:

                                           COLDWELL
       (DOLLARS IN MILLIONS)  CENTURY 21    BANKER      RCI     OTHER
                             ------------ ----------  -------- --------
       Personnel related         $12.6        $5.8      $14.6    $ 6.5
       Facility related           16.5         0.1       12.4      3.1
       Other costs                 1.0         3.8        1.7      1.4
                             ------------ ----------  -------- --------
       Total                     $30.1        $9.7      $28.7    $11.0
                             ============ ==========  ======== ========
       Terminated employees        319          87        252      275
                             ============ ==========  ======== ========

       Personnel related charges include termination benefits such as severance, wage continuation, medical and other benefits. Facility related costs include contract and lease terminations, temporary storage and relocation costs associated with assets to be disposed of, and other charges incurred in the consolidation and closure of excess space.

       Payments charged against the acquisition liabilities are as follows:

                                     COLDWELL
       (IN MILLIONS)   CENTURY 21     BANKER      RCI     OTHER
                       ------------ ----------  -------- -------
       1997               $ 1.5        $1.8      $18.8    $ 2.5
       1996                11.3         3.9        0.5      7.7
       1995                14.3          --         --       --
                      ------------ ----------  -------- -------
                          $27.1        $5.7      $19.3    $10.2
                      ============ ==========  ======== =======

       The Company's business plans to restructure the aforementioned acquisitions have been fully executed. Acquisition liabilities of $17.2 million remaining at December 31, 1997 pertain primarily to contractual obligations that existed at the respective acquisition dates, contract terminations and future lease commitments.

6.     OTHER INTANGIBLES -- NET

       Other intangibles -net consisted of:


                                                                YEAR ENDED
                                                               DECEMBER 31,
                                      BENEFIT PERIODS  -----------------------------
       (IN MILLIONS                        IN YEARS        1997           1996
                                      ---------------- ------------  ---------------
       Avis trademarks                              40     $  402.0       $400.0
       Other trademarks                             40        262.9           --
       Customer lists                          6.5 -10        116.8        114.0
       Reservation systems                          10         95.0         95.0
       Other                                     2 -16        123.9         90.7
                                                         ----------      --------
                                                            1,000.6        699.7
       Less accumulated amortization                          102.8         63.5
                                                         ----------      --------
       Other intangibles--net                              $  897.8       $636.2
                                                         ==========      ========

       Other intangibles are recorded at their estimated fair values at the dates acquired and are amortized on a straight-line basis over the periods to be benefited.

7.     ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

       Accounts payable and other current liabilities consisted of:

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                       -----------------------
       (IN MILLIONS)                                       1997        1996
                                                       ----------- ----------
       Accounts payable                                  $  395.1    $  536.0
       Short-term debt                                         --       251.0
       Merger and acquisition obligations                   636.8       167.2
       Accrued payroll and related                          191.8       157.0
       Advances from relocation clients                      57.2        78.8
       Litigation related                                   109.0          --
       Other                                                352.9       490.4
                                                       ----------- ----------
       Accounts payable and other current liabilities    $1,742.8    $1,680.4
                                                       =========== ==========

       Short-term debt at December 31, 1996 consisted of $150.0 million of acquired Avis fleet financing, borrowed on behalf of ARAC, which was repaid upon settlement of the corresponding intercompany loan due from ARAC prior to the IPO and a $100.9 million note payable issued to ARAC as partial consideration for ARAC in connection with the Company's acquisition of ARAC. The outstanding short-term debt as of December 31, 1996 had a weighted average interest rate of 6.85%.

8.     NET INVESTMENT IN LEASES AND LEASED VEHICLES

       Net investment in leases and leased vehicles consisted of:

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                     -----------------------
       (IN MILLIONS)                                     1997        1996
                                                     ----------- ----------
       Vehicles under open-end operating leases        $2,640.1    $2,617.3
       Vehicles under closed-end operating leases         577.2       443.9
       Direct financing leases                            440.8       356.7
       Accrued interest on leases                           1.0          .8
                                                       --------    --------
        Net investment in leases and leased vehicles   $3,659.1    $3,418.7
                                                       ========    ========

       The Company records the cost of leased vehicles as an "investment in leases and leased vehicles". The vehicles are leased primarily to corporate fleet users for initial periods of twelve months or more under either operating or direct financing lease agreements. Vehicles under operating leases are amortized using the straight-line method over the expected lease term. The Company's experience indicates that the full term of the leases may vary considerably due to extensions beyond the minimum lease term. Lessee repayments of investments in leases and leased vehicles were $1.6 billion in both 1997 and 1996, and the ratio of such repayments to the average net investment in leases and leased vehicles was 46.80% and 47.19%, in 1997 and 1996, respectively.

       The Company has two types of operating leases. Under one type, open-end operating leases, resale of the vehicles upon termination of the lease is generally for the account of the lessee except for a minimum residual value which the Company has guaranteed. The Company's experience has been that vehicles under this type of lease agreement have consistently been sold for amounts exceeding the residual value guarantees. Maintenance and repairs of vehicles under these agreements are the responsibility of the lessee. The original cost and accumulated depreciation of vehicles under this type of operating lease was $5.0 billion and $2.4 billion, respectively, at December 31, 1997 and $4.6 billion and $2.0 billion, respectively, at December 31, 1996.

       Under the other type of operating lease, closed-end operating leases, resale of the vehicles on termination of the lease is for the account of the Company. The lessee generally pays for or provides maintenance, vehicle licenses and servicing. The original cost and accumulated depreciation of vehicles under these agreements was $754.4 million and $177.2 million, respectively, at December 31, 1997 and $600.6 million and $156.7 million, respectively, at December 31, 1996. The Company believes adequate reserves are maintained in the event of loss on vehicle disposition.

       Under the direct financing lease agreements, resale of the vehicles upon termination of the lease is generally for the account of the lessee. Maintenance and repairs of these vehicles are the responsibility of the lessee.

       Gross leasing revenues, which are reflected in fleet leasing on the consolidated statements of income consist of:

                                                   YEAR ENDED DECEMBER 31,
                                             -------------------------------------
(IN MILLIONS)                                      1997        1996        1995
                                             ------------  -----------  ----------
Operating leases                               $1,222.9      $1,145.8    $1,098.7
Direct financing leases, primarily interest        41.8          43.3        42.4
                                             ------------  -----------  ----------
                                               $1,264.7      $1,189.1    $1,141.1
                                             ============  ===========  ==========

       Other managed vehicles are subject to leases serviced by the Company for others, and neither the vehicles nor the leases are included as assets of the Company. The Company receives a fee under such agreements which covers or exceeds its cost of servicing.

       The Company has transferred existing managed vehicles and related leases to unrelated investors and has retained servicing responsibility. Credit risk for such agreements is retained by the Company to a maximum extent in one of two forms: excess assets transferred, which were $7.6 million and $7.1 million at December 31, 1997 and 1996, respectively; or guarantees to a maximum extent. There were no guarantees to a maximum extent at December 31, 1997 or 1996. All such credit risk has been included in the Company's consideration of related reserves. The outstanding balances under such agreements aggregated $224.6 million and $158.5 million at December 31, 1997 and 1996, respectively.

       Other managed vehicles with balances aggregating $75.6 million and $93.9 million at December 31, 1997 and 1996, respectively, are included in a special purpose entity which is not owned by the Company. This entity does not require consolidation as it is not controlled by the Company and all risks and rewards rest with the owners. Additionally, managed vehicles totaling approximately $69.6 million and $47.4 million at December 31, 1997 and 1996, respectively, are owned by special purpose entities which are owned by the Company. However, such assets and related liabilities have been netted in the balance sheet since there is a two-party agreement with determinable accounts, a legal right of offset exists and the Company exercises its right of offset in settlement with client corporations.

9.     MORTGAGE LOANS HELD FOR SALE

       Mortgage loans held for sale represent mortgage loans originated by the Company and held pending sale to permanent investors. Such mortgage loans are recorded at the lower of cost or market value on an aggregate loan basis. The Company issues mortgage-backed certificates insured or guaranteed by various government sponsored entities and private insurance agencies. The insurance or guaranty is provided primarily on a non-recourse basis to the Company, except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs. As of December 31, 1997, mortgage loans sold with recourse amounted to approximately $58.5 million. The Company believes adequate reserves are maintained to cover any potential losses.

 10.   MORTGAGE SERVICING RIGHTS

       Capitalized mortgage servicing rights activity was as follows:

                                         MORTGAGE
                                        SERVICING    IMPAIRMENT
       (IN MILLIONS)                      RIGHTS     ALLOWANCE     TOTAL
                                       ----------- ------------  --------
       BALANCE, JANUARY 1, 1995           $ 97.2       $  --      $ 97.2
        Additions                          130.1          --       130.1
        Amortization                       (28.6)         --       (28.6)
        Write-down/provision                (1.6)       (1.4)       (3.0)
        Sales                               (4.3)         --        (4.3)
                                       ----------- ------------  --------
       BALANCE, DECEMBER 31, 1995          192.8        (1.4)      191.4
       Less: PHH activity for January
        1996 to reflect change in
        PHH fiscal year                    (14.0)         .2       (13.8)
        Additions                          164.4          --       164.4
        Amortization                       (51.8)         --       (51.8)
        Write-down/provision                  --          .6          .6
        Sales                               (1.9)         --        (1.9)
                                       ----------- ------------  --------
       BALANCE, DECEMBER 31, 1996          289.5         (.6)      288.9
        Additions                          270.4          --       270.4
        Amortization                       (95.6)         --       (95.6)
        Write-down/provision                  --        (4.1)       (4.1)
        Sales                              (33.1)         --       (33.1)
        Other                              (53.5)         --       (53.5)
                                       ----------- ------------  --------
       BALANCE, DECEMBER 31, 1997         $377.7       $(4.7)     $373.0
                                       =========== ============  ========

       Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement provides criteria for: (i) recognizing the transfer of assets as sales or secured borrowings; (ii) recognizing servicing assets and other retained interests in the transferred assets and;
       (iii) overall guidance for amortizing servicing rights and measuring such assets for potential impairment. The servicing right and any other retained interests are recorded by allocating the previous carrying amount between assets sold and the retained interests, based on their relative fair values at the date of the transfer. SFAS No. 125 also eliminated the distinction between the various classes of servicing rights (purchased, originated, excess). Upon adoption of the statement, assets previously recognized as excess servicing rights were classified as mortgage servicing rights to the extent that the recorded value related to the contractually specified servicing fee. The remaining recorded asset represents an interest-only strip in the amount of $48.0 million which is recorded within other assets in the consolidated balance sheet at December 31, 1997. The impact of adopting SFAS No. 125 was not material to the Company's financial statements.

       The Company stratifies its servicing rights according to the interest rate bands of the underlying mortgage loans for purposes of impairment evaluation. The Company measures impairment for each stratum by comparing estimated fair value to the recorded book value. The Company records amortization expense in proportion to, and over the period of the projected net servicing income. Temporary impairment is recorded through a valuation allowance and amortization expense in the period of occurrence.

 11.   LONG-TERM DEBT

       Long-term debt consisted of:

       (IN MILLIONS)                             DECEMBER 31,
                                          ------------------------
                                               1997          1996
                                          -------------- ----------
       Credit Facilities                     $  385.1      $  330.2
       5 7/8% Senior Notes                      149.9         149.8
       4 1/2% Convertible Senior Notes             --         146.7
       4 3/4% Convertible Senior Notes          240.0         240.0
       3% Convertible Subordinated Notes        543.2            --
       Other                                     45.1         148.9
                                          -------------- ----------
                                              1,363.3       1,015.6
       Less current portion                      15.0          11.0
                                          -------------- ----------
       Long-term debt                        $1,348.3      $1,004.6
                                          ============== ==========

       CREDIT FACILITIES

       At December 31, 1997, the Company's primary credit facility, as amended, consisted of (i) a $750.0 million, five year revolving credit facility (the "Five Year Revolving Credit Facility") and (ii) a $1.25 billion, 364 day revolving credit facility (the "364 Day Revolving Credit Facility" and collectively with the Five Year Revolving Credit Facility, (the "Revolving Credit Facilities"). Outstanding borrowings under the Revolving Credit Facilities were $276.0 million and $205.0 million at December 31, 1997 and 1996, respectively. The 364-Day Revolving Credit Facility will mature on September 30, 1998 but may be renewed on an annual basis for an additional 364 days upon receiving lender approval. The Five Year Revolving Credit Facility will mature on October 1, 2001. The Revolving Credit Facilities, at the option of the Company, bear interest based on competitive bids of lenders participating in the facilities, at prime rates or at LIBOR plus a margin of approximately 22 basis points. The Company is required to pay a per annum facility fee of .08% and .06% of the average daily availability of the Five Year Revolving Credit Facility and 364 Revolving Credit Facility, respectively. The interest rates and facility fees are subject to change based upon credit ratings on the Company's senior unsecured long-term debt by nationally recognized statistical rating companies. The Revolving Credit Facilities contain certain restrictive covenants including restrictions on indebtedness, mergers, liquidations and sale and leaseback transactions and requires the maintenance of certain financial ratios, including a 3:1 minimum interest coverage ratio and a 3.5:1 maximum coverage ratio, as defined.

       Additionally, at December 31, 1997, the Company had various other credit facilities aggregating $175.2 million under which $109.1 million and $125.2 million was outstanding at December 31, 1997 and 1996, respectively. Average interest rates on these facilities approximated 6.41% and 6.04% in 1997 and 1996, respectively, with $60.0 million expiring in February 1999 and $115.2 million expiring in March 1998.

       Amounts outstanding under all revolving credit facilities as of December 31, 1997 are classified as long-term, based on the Company's intent and ability to maintain these loans on a long-term basis.

       5 7/8% SENIOR NOTES

       In December 1993, the Company completed a public offering of $150.0 million, unsecured 5 7/8% Senior Notes due December 15, 1998. The Senior Notes have been classified as long-term based upon the Company's intent and ability to refinance such indebtedness on a long-term basis. (See Note 24 -- "Subsequent Events--Financing".

       4 1/2% CONVERTIBLE SENIOR NOTES

       On September 22, 1997, the Company exercised its option to redeem the outstanding 4 1/2% Convertible Senior Notes (the "4 1/2% Notes"), effective on October 15, 1997, in accordance with the provisions of the indenture under which the 4 1/2% Notes were issued. Prior to the redemption date, all of the outstanding 4 1/2% Notes were converted into 19.7 million shares of Company common stock.

       4 3/4% CONVERTIBLE SENIOR NOTES

       In February 1996, the Company completed a public offering of $240 million unsecured 4 3/4% Convertible Senior Notes (the "4 3/4% Notes") due 2003, which are convertible at the option of the holder at any time prior to maturity into 36.030 shares of Company common stock per $1,000 principal amount of the 4 3/4% Notes, representing a conversion price of $27.76 per share. The 4 3/4% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 3, 1998 at redemption prices decreasing from 103.393% of principal at March 3, 1998 to 100% of principal at March 3, 2003. However, on or after March 3, 1998 and prior to March 3, 2000, the 4 3/4% Notes will not be redeemable at the option of the Company unless the closing price of the Company's common stock shall have exceeded $38.86 per share (subject to adjustment upon the occurrence of certain events) for 20 trading days within a period of 30 consecutive trading days ending within five days prior to notice of redemption.

       3% CONVERTIBLE SUBORDINATED NOTES

       On February 11, 1997, the Company completed a public offering of $550 million 3% Convertible Subordinated Notes (the "3% Notes") due 2002. Each $1,000 principal amount of 3% Notes is convertible into 32.6531 shares of Company common stock subject to adjustment in certain events. The 3% Notes may be redeemed at the option of the Company at any time on or after February 15, 2000, in whole or in part, at the appropriate redemption prices (as defined in the indenture governing the 3% Notes) plus accrued interest to the redemption date. The 3% Notes will be subordinated in right of payment to all existing and future Senior Debt (as defined in the indenture governing the 3% Notes) of the Company.

       DEBT MATURITIES

       Aggregate maturities of debt for each of the next five years commencing in 1998 are as follows:
       (In millions)

                                 YEAR         AMOUNT
                                 ----       ----------
                                 1998        $   15.0
                                 1999            20.5
                                 2000            26.1
                                 2001            43.1
                                 2002           560.7
                                 Thereafter     697.9
                                            ----------
                                 Total       $1,363.3
                                            ==========

12.    LIABILITIES UNDER MANAGEMENT AND MORTGAGE PROGRAMS

       Borrowings to fund assets under management and mortgage programs consisted of:

                                                                DECEMBER 31,
                                                           -----------------------
       (IN MILLIONS)                                           1997        1996
                                                           ----------- ----------
       Commercial paper                                      $2,577.5    $3,090.8
       Medium-term notes                                      2,747.8     1,662.2
       Other                                                    277.3       336.9
                                                           ----------- ----------
       Liabilities under management and mortgage programs    $5,602.6    $5,089.9
                                                           =========== ==========

       Commercial paper, all of which matures within 90 days, is supported by committed revolving credit agreements described below and short-term lines of credit. The weighted average interest rates on the Company's outstanding commercial paper was 5.9% and 5.4% at December 31, 1997 and 1996, respectively.

       Medium-term notes of $2.7 billion primarily represent unsecured loans which mature in 1998. The weighted average interest rates on such medium-term notes was 5.9% and 5.7% at December 31, 1997 and 1996, respectively.

       Other liabilities under management and mortgage programs are principally comprised of unsecured borrowings under uncommitted short-term lines of credit and other bank facilities, all of which matures in 1998. The weighted average interest rate on such debt was 6.7% and 5.8% at December 31, 1997 and 1996, respectively.

       Interest expense is incurred on indebtedness which is used to finance fleet leasing, relocation and mortgage servicing activities. Interest incurred on borrowings used to finance fleet leasing activities was $177.0 million, $161.8 million and $159.7 million for the years ended December 31, 1997, 1996, and 1995, respectively, is included net within fleet leasing revenues in the Consolidated Statements of Income. Interest related to equity advances on homes was $32.0 million, $35.0 million and $26.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. Interest related to mortgage servicing activities were $77.6 million, $63.4 million and $49.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. Interest expenses incurred on borrowings used to finance both equity advances on homes and mortgage servicing activities are recorded net within membership and service fee revenue in the Consolidated Statements of Income.

       The Company maintains a $2.5 billion committed and unsecured credit facility which is backed by a consortium of domestic and foreign banks. The facility is comprised of a $1.25 billion credit line maturing in 364 days and a five year $1.25 billion credit line maturing in the year 2002. Under such credit facility, the Company paid annual commitment fees of $1.7 million, $2.4 million and $2.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, the Company has other uncommitted lines of credit with various banks of which $180.7 million was unused at December 31, 1997. The full amount of the Company's committed facility was undrawn and available at December 31, 1997 and 1996.

       Although the period of service for a vehicle is at the lessee's option, and the period a home is held for resale varies, management estimates, by using historical information, the rate at which vehicles will be disposed and the rate at which homes will be resold. Projections of estimated liquidations of assets under management and mortgage programs and the related estimated repayment of liabilities under management and mortgage programs as of December 31, 1997, are set forth as follows:

       (IN MILLIONS)
                        ASSETS UNDER MANAGEMENT  LIABILITIES UNDER MANAGEMENT
       YEARS             AND MORTGAGE PROGRAMS    AND MORTGAGE PROGRAMS (1)
       -------------    ----------------------- ----------------------------
       1998                      $3,321.3                  $2,746.6
       1999                       1,855.2                   1,702.6
       2000                         838.6                     766.3
       2001                         272.8                     245.8
       2002                          92.9                      84.4
       2003-2007                     62.9                      56.9
                                ----------                ----------
                                 $6,443.7                  $5,602.6
                                ==========                ==========

   (1) The projected repayments of liabilities under management and mortgage programs are different than required by contractual maturities.

 13.   DERIVATIVE FINANCIAL INSTRUMENTS

       The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates, foreign currency exchange rates, prices of mortgage loans held for sale and anticipated mortgage loan closing arising from commitments issued. The Company performs analyses on an on-going basis to determine that a high correlation exists between the characteristics of derivative instruments and the assets or transactions being hedged. As a matter of policy, the Company does not engage in derivatives activities for trading or speculative purposes. The Company is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company manages such risk by periodically evaluating the financial position of counterparties and spreading its positions among multiple counterparties. The Company presently does not expect non-performance by any of the counterparties.

       INTEREST RATE SWAPS
       If the interest characteristics of the funding mechanism that the Company uses does not match the interest characteristics of the assets being funded, the Company enters into interest rate swap agreements to offset the interest rate risk associated with such funding. The swap agreements correlate the terms of the assets to the maturity and rollover of the debt by effectively matching a fixed or floating interest rate with the stipulated revenue stream generated from the portfolio of assets being funded. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. For the years ended December 31, 1997 and 1996, the Company's hedging activities increased interest expense $4.0 million and $4.1 million, respectively, and had no effect on its weighted average borrowing rate. The fair value of the swap agreements is not recognized in the consolidated financial statements since they are accounted for as hedges.

       The following table summarizes the maturity and weighted average rates of the Company's interest rate swaps related to liabilities under management programs at December 31, 1997:

(DOLLARS IN MILLIONS)                                          MATURITIES
                                --------------------------------------------------------------------------
                                   TOTAL        1998        1999      2000      2001     2002      2003
                                ----------- -----------  --------- ---------  -------- -------  ---------
 UNITED STATES
  Commercial Paper:
   Pay fixed/receive floating:
   Notional value                 $  355.7    $  184.3     $110.1    $ 40.6     $11.8    $ 3.4    $  5.5
   Weighted average receive rate                  5.68%      5.68%     5.68%     5.68%    5.68%     5.68%
   Weighted average pay rate                      6.25%      6.29%     6.19%     6.28%    6.40%     6.61%

   ------------------------------------------------------------------------------------------------------
 Medium-Term Notes:
   Pay floating/receive fixed:
   Notional value                    586.0       500.0                 86.0
   Weighted average receive rate                  6.12%                6.71%
   Weighted average pay rate                      5.89%                5.89%
   Pay floating/receive floating:
   Notional value                    965.0       965.0
   Weighted average receive rate                  5.76%
   Weighted average pay rate                      5.70%

   ------------------------------------------------------------------------------------------------------
 CANADA
   Commercial Paper:
   Pay fixed/receive floating:
   Notional value                     54.8        29.6       18.4       5.9        .9
   Weighted average receive rate                  4.53%      4.53%     4.53%     4.53%
   Weighted average pay rate                      5.36%      5.12%     4.89%     4.93%
   Pay floating/receive floating:
   Notional value                     59.8        31.2       16.7       6.5       5.1       .3
   Weighted average receive rate                  5.88%      5.88%     5.88%     5.88%    5.88%
   Weighted average pay rate                      4.91%      4.91%     4.91%     4.91%    4.91%
   Pay floating/receive fixed:
   Notional value                     28.3        28.3
   Weighted average receive rate                  3.68%
   Weighted average pay rate                      4.53%

   ------------------------------------------------------------------------------------------------------
 UK
   Commercial Paper:
   Pay floating/receive fixed:
   Notional value                    491.4       174.6      167.5     113.9      35.4
   Weighted average receive rate                  7.22%      7.15%     7.24%     7.28%
   Weighted average pay rate                      7.69%      7.69%     7.69%     7.69%

   ------------------------------------------------------------------------------------------------------
 GERMANY
   Commercial Paper:
   Pay fixed/receive fixed:
   Notional value                      9.1         2.5       (5.6)      3.1       9.1
   Weighted average receive rate                  3.76%      3.76%     3.76%     3.76%
   Weighted average pay rate                      5.34%      5.34%     5.34%     5.34%
                                ----------- -----------  --------- ---------  -------- -------  ---------
   Total                          $2,550.1    $1,915.5     $307.1    $256.0     $62.3    $ 3.7    $  5.5
                                =========== ===========  ========= =========  ======== =======  =========

       FOREIGN EXCHANGE CONTRACTS

       In order to manage its exposure to fluctuations in foreign currency exchange rates on a selective basis, the Company enters into foreign exchange contracts. Such contracts are utilized as hedges of intercompany loans to foreign subsidiaries. Market value gains and losses on the Company's foreign currency transaction hedges related to intercompany loans are deferred and recognized upon maturity of the loan. Such contracts effectively offset the currency risk applicable to approximately $409.8 million and $329.1 million of obligations at December 31, 1997 and 1996, respectively.

       OTHER FINANCIAL INSTRUMENTS

       With respect to both mortgage loans held for sale and anticipated mortgage loan closings arising from commitments issued, the Company is exposed to the risk of adverse price fluctuations. The Company uses forward delivery contracts, financial futures and option contracts to reduce such risk. Market value gains and losses on such positions used as hedges are deferred and considered in the valuation of cost or market value of mortgage loans held for sale.

       The value of the Company's mortgage servicing rights is sensitive to changes in interest rates. The Company has developed and implemented a hedge program to manage the associated financial risks of loan prepayments. The Company has acquired certain derivative financial instruments, primarily interest rate floors, futures and options to administer its hedge program. Premiums paid or received on the acquired derivative instruments are capitalized and amortized over the life of the contract. Gains and losses associated with the hedge instruments are deferred and recorded as adjustments to the basis of the mortgage servicing rights. Deferrals under the hedge programs are allocated to each applicable stratum of mortgage servicing rights based upon its original designation and included in the impairment measurement.

14.    FAIR VALUE OF FINANCIAL INSTRUMENTS AND SERVICING RIGHTS

       The following methods and assumptions were used by the Company in estimating its fair value disclosures for material financial instruments. The fair values of the financial instruments presented may not be indicative of their future values.

       MARKETABLE SECURITIES

       The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All securities at December 31, 1997 and 1996 were classified as available-for-sale and were reported at fair value with the net unrealized holding gains and losses, net of tax, reported as a component of shareholders' equity until realized. Fair value was based upon quoted market prices or investment adviser estimates. Declines in the market value of available-for-sale securities deemed to be other than temporary result in charges to current earnings and the establishment of a new cost basis. Gross unrealized gains and losses on marketable securities were not material.

       MORTGAGE LOANS HELD FOR SALE

       Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current dealer commitments to purchase loans. These loans are priced to be sold with servicing rights retained. Gains (losses) on mortgage-related positions, used to reduce the risk of adverse price fluctuations, for both mortgage loans held for sale and anticipated mortgage loan closings arising from commitments issued, are included in the carrying amount of mortgage loans held for sale.

       MORTGAGE SERVICING RIGHTS

       Fair value is estimated based on market quotes and discounted cash flow analyses based on current market information including market prepayment rate consensus. Such market information is subject to change as a result of changing economic conditions.

       LONG-TERM DEBT

       The fair values of the Company's Senior Notes, Convertible Notes and Medium-term Notes are estimated based on quoted market prices or market comparables.

       INTEREST RATE SWAPS, FOREIGN EXCHANGE CONTRACTS, FUTURES CONTRACTS AND OPTIONS

       The fair values of these instruments are estimated, using dealer quotes, as the amount that the Company would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering interest rates at the reporting date.

       The carrying amounts and fair values of the Company's financial instruments at December 31, are as follows:

                                               1997                                   1996
                               ------------------------------------   -----------------------------------
                                NOTIONAL/                ESTIMATED     NOTIONAL/                ESTIMATED
                                 CONTRACT    CARRYING       FAIR       CONTRACT     CARRYING      FAIR
(IN MILLIONS)                     AMOUNT      AMOUNT       VALUE        AMOUNT       AMOUNT       VALUE
                               ----------- -----------  -----------   -----------  ----------- -----------
ASSETS
 Marketable securities:
  Debt securities                $     --    $   11.5(a)  $   11.5      $     --   $   75.7(a)  $   75.7
  Equity securities                    --          --           --            --       22.5         22.5
 Investment in mortgage
  related securities                   --        48.0         48.0            --         --          --
-----------------------------  ----------- -----------  -----------   -----------  ---------  -----------
ASSETS UNDER MANAGEMENT AND
 MORTGAGE PROGRAMS
  Relocation receivables               --       775.3        775.3            --      773.3        773.3
  Mortgage loans held for
   sale                                --     1,636.3      1,668.1            --    1,248.3      1,248.3
  Mortgage servicing rights            --       373.0        394.6            --      288.9        324.1
-----------------------------  ----------- -----------  -----------   -----------  --------- -----------
LIABILITIES
  Long-term debt                       --     1,348.3      1,637.5            --    1,004.6      1,484.3
-----------------------------  ----------- -----------  -----------   -----------  ---------  -----------
OFF BALANCE SHEET DERIVATIVES
RELATING TO LONG-TERM DEBT
  Interest rate swaps               132.6          --           --         162.2         --           --
   In a gain position                  --          --          3.9            --         --           .4
   In a loss position                  --          --         (3.8)           --         --         (7.7)
  Interest rate collars              27.1          --           --          29.2         --           --
   In a gain position                  --          --           --            --         --           .1
   In a loss position                  --          --           --            --         --           --
  Foreign exchange forwards           5.5          --           --            --         --           --
-- --------------------------  ----------- -----------  -----------   -----------  ---------  -----------
LIABILITIES UNDER MANAGEMENT
AND MORTGAGE PROGRAMS
  Debt                                 --     5,602.6      5,604.2            --    5,089.9      5,089.9
-----------------------------  ----------- -----------  -----------   -----------  --------- -----------
OFF BALANCE SHEET DERIVATIVES
RELATING TO LIABILITIES UNDER
MANAGEMENT AND MORTGAGE
PROGRAMS
  Interest rate swaps             2,550.1          --           --       1,670.2           --         --
   In a gain position                  --          --          5.6            --           --        2.5
   In a loss position                  --          --         (3.9)           --           --      (10.7)
   Foreign exchange forwards        415.5          --          2.5         329.1           --       10.0
-----------------------------  ----------- -----------  -----------   -----------  -----------  -----------
MORTGAGE-RELATED POSITIONS
 Forward delivery commitments
  (b)                             2,582.5        19.4        (16.2)      1,703.5         11.4        7.4
 Option contracts to sell (b)       290.0          .5           --         265.0          1.0         .7
 Option contracts to buy (b)        705.0         1.1          4.4         350.0          1.3        (.5)
 Treasury options used to
  hedge
  servicing rights (c)              331.5         4.8          4.8         313.9          1.3          .3
 Constant maturity treasury
  floors (c)                        825.0        12.5         17.1            --           --          --
 Interest rate swaps (c)            175.0         1.3          1.3            --           --          --

---------------
   (a) Securities maturing within one year amounted to $11.3 million and $71.7 million at December 31, 1997 and 1996, respectively, and are classified as Other Current Assets in the Consolidated Balance Sheet.
   (b) Carrying amounts and gains (losses) on these mortgage-related positions are already included in the determination of the respective carrying amounts and fair values of mortgage loans held for sale.
   (c) Carrying amounts on these mortgage-related positions are capitalized and recorded as mortgage servicing rights. Gains (losses) on such positions are included in the determination of fair value of mortgage servicing rights.

 15.   COMMITMENTS AND CONTINGENCIES

       LEASES

       The Company has noncancelable operating leases covering various facilities and equipment, which expire through the year 2004. Rental expense for the years ended December 31, 1997, 1996 and 1995 was $100.3 million, $84.4 million and $66.9 million respectively. The Company has been granted rent abatements for varying periods on certain of its facilities. Deferred rent relating to those abatements is being amortized on a straight-line basis over the applicable lease terms. Commitments under capital leases are not significant.

       Future minimum lease payments required under noncancelable operating leases as of December 31, 1997 are as follows:

       (In millions)
          YEAR                             AMOUNT
         ----------------------------     --------
         1998                              $ 76.8
         1999                                69.2
         2000                                58.8
         2001                                43.0
         2002                                30.6
         Thereafter                          83.8
                                          --------
         Total minimum lease payments      $362.2
                                          ========

       LITIGATION

       Ideon settlement. On June 13, 1997, the Company entered into a settlement agreement (the "Agreement") with Peter Halmos, the co-founder of SafeCard Services, Incorporated ("SafeCard"), which was reorganized in 1995 as Ideon and then acquired by the Company in August 1996. The Agreement, which became effective in July 1997, provided for the settlement of outstanding litigation matters involving Peter Halmos, SafeCard and Ideon. The Agreement called for the dismissal with prejudice of such litigation matters and the payment of $70.5 million to Peter Halmos, over a six-year period comprised of one up-front payment of $13.5 million and six subsequent annual payments of $9.5 million. As a result the Company recorded a liability representing the present value of such payments.

       The agreement also called for the transfer of all remaining rights, title and interest of Peter Halmos in, to, under and in respect of all gains, profits, payments, benefits, income or interest earned relating to the assets of SafeCard's CreditLine business to the Company, which were valued at approximately $45.8 million and included in goodwill as of December 31, 1997. The difference between the present value of the payments to Halmos and the value of CreditLine assets received has been included as a reduction to the liability recorded in connection with the Ideon merger (see Note 5).

       Acquired Company Litigation. One of the Company's subsidiaries currently faces liability to third parties for damages due to property damage allegedly caused by environmental contamination at four former manufactured gas plants and one related waterway site located in the States of Washington and Oregon. Various third parties, including governmental entities and other potentially responsible parties, have alleged that such subsidiary is legally obligated to pay damages and/or take actions to investigate or clean up property damage to surface water, ground water, land or other property resulting from the purported presence of hazardous substances allegedly generated or released during the historical operation of the manufactured gas plants for which such subsidiary allegedly is responsible. Such subsidiary is currently defending itself vigorously in these matters but concurrently is seeking to effect an out-of-court settlement that, if successful, would result in another party providing an indemnification to such subsidiary for future liabilities relating to these claims.
       Messrs. Paul A. Kruger, Warren F. Kruger and Lyle Miller (collectively, the "Plaintiffs") have sued the Company and its wholly-owned subsidiary, SafeCard. The complaint alleges that the Company wrongfully controlled, influenced and dominated SafeCard's affairs and that SafeCard, under the direction and control of the Company, wrongfully impeded the Plaintiffs ability to achieve their contingent payments due under a stock purchase agreement. The complaint contains, in addition to other counts against the Company and SafeCard, one count of tortious interference with contract (against the Company) and one count of intentional interference with economic opportunity (also against the Company). The complaint seeks actual damages in an amount of $22 million. The Plaintiffs are also currently seeking court approval to amend the complaint to claim unspecified punitive damages. The Company and SafeCard have objected to such amendment and are awaiting a court decision with respect thereto.

       Pending litigation. The Company is subject to certain other legal proceedings and claims arising in the ordinary course of its business. Management does not believe that the outcome of such matters will have a material adverse effect on the Company's financial position, liquidity or operating results.

16.    INCOME TAXES

       The income tax provision (benefit) consists of:

                                   FOR THE YEAR ENDED DECEMBER 31,
                                   -------------------------------
       (IN MILLIONS)                  1997      1996       1995
                                   ---------  ---------  ---------
       Current
        Federal                      $236.3     $149.3    $108.8
        State                          46.7       19.6      22.1
        Foreign                        39.3       21.2      14.7
                                   ---------  ---------  --------
                                      322.3      190.1     145.6
                                   ---------  ---------  --------
       Deferred
        Federal                       (81.3)      83.3      52.4
        State                          (5.1)      15.5       1.3
        Foreign                         3.4        1.2       1.2
                                   ---------  ---------  --------
                                      (83.0)     100.0      54.9
                                   ---------  ---------  --------
       Provision for income taxes    $239.3     $290.1    $200.5
                                   =========  =========  ========

       Net deferred income tax assets and liabilities are comprised of the following:

                                                                DECEMBER 31,
                                                         ------------------------
       (IN MILLIONS)                                          1997        1996
                                                          ----------- -----------
       CURRENT NET DEFERRED INCOME TAXES
        Merger and acquisition-related reserves             $ 165.2      $  62.7
        Accrued liabilities and deferred income                90.1         84.0
        Insurance retention refund                            (34.8)       (11.3)
        Provision for doubtful accounts                         4.0          8.1
        Franchise acquisition costs                            (2.6)        (2.6)
        Other                                                   4.6           .4
                                                          ----------- -----------
       Current net deferred tax asset                       $ 226.5      $ 141.3
                                                          =========== ===========
       NON-CURRENT NET DEFERRED INCOME TAXES
        Depreciation and amortization                       $(308.1)     $(173.6)
        Deductible goodwill--taxable poolings                 182.7           --
        Merger and acquisition-related reserves                35.0           --
        Accrued liabilities and deferred income               100.3         65.2
        Acquired net operating loss carryforward               59.9         85.9
        Other                                                   5.1        (24.3)
                                                          ----------- -----------
        Non-current net deferred tax asset (liability)         74.4        (46.8)
        Valuation allowance                                  (141.4)          --
                                                          ----------- -----------

                                                                DECEMBER 31,
                                                          ------------------------
       (IN MILLIONS)                                          1997        1996
                                                          ----------- -----------
       Non-current net deferred tax liability               $ (66.6)     $ (46.8)
                                                          =========== ===========
       MANAGEMENT AND MORTGAGE PROGRAM DEFERRED INCOME
       TAXES
        Depreciation                                        $(233.1)     $(245.1)
        Unamortized mortgage servicing rights                 (74.6)       (51.2)
        Accrued liabilities                                     9.5          1.3
        Alternative minimum tax carryforwards                   2.5         13.1
                                                          ----------- -----------
       Net deferred tax liabilities under management and
        mortgage programs                                   $(295.7)     $(281.9)
                                                          =========== ===========

       The Company has recorded deferred tax assets of $182.7 million primarily attributed to the difference in book and tax basis of assets acquired and accounted for using the pooling-of-interests method of accounting. Such deferred tax assets are expected to be realized through certain future foreign tax credit benefits. A partial valuation allowance of $141.4 million has been established relating to one specific acquisition, since management believes that it is "more likely than not" that such asset will not be realized. The deferred tax asset, net of the valuation allowance, recorded in connection with the above acquisitions, resulted in a corresponding $41.2 million increase to shareholders' equity.

       Net operating loss carryforwards at December 31, 1997 acquired in connection with the acquisition of Avis, Inc. expire as follows: 2002, $30.2 million; 2005, $7.2 million; 2009, $17.7 million; and 2010,
       $116.0 million.

       The Company's effective income tax rate differs from the statutory federal rate as follows:

                                                       FOR THE YEAR ENDING DECEMBER 31,
                                                      ---------------------------------
                                                         1997        1996       1995
                                                      ---------- ----------  ----------
       Federal statutory rate                            35.0%       35.0%      35.0%
       State income taxes net of federal benefit          9.2%        3.0%       3.6%
       Non-deductible merger-related costs               30.8%        1.4%        --
       Amortization of non-deductible goodwill            4.2%        1.2%       1.4%
       Foreign taxes differential                         1.1%        0.3%       0.1%
       Other                                              0.9%       (0.3%)     (0.3%)
                                                      ---------- ----------  ----------
       Effective tax rate                                81.2%       40.6%      39.8%
                                                      ========== ==========  ==========

17.    STOCK OPTION PLANS

       In connection with the Cendant Merger, the Company adopted its 1997 Stock Incentive Plan (the "Incentive Plan"). The Incentive Plan authorizes the granting of up to 25 million shares of Company common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. All directors, officers and employees of the Company and its affiliates are eligible to receive awards under the Incentive Plan. Options granted under the Incentive Plan generally have a ten year term and are exercisable at 20% per year commencing one year from the date of grant. During 1997, the Company also adopted two other stock plans: the 1997 Employee Stock Plan (the "1997 Employee Plan") and the 1997 Stock Option Plan (the "1997 SOP"). The 1997 Employee Plan authorizes the granting of up to 25 million shares of Company common stock through awards of nonqualified stock options, stock appreciation rights and shares of restricted Company common stock to employees of the Company and its affiliates. The 1997 SOP provides for the granting of up to 10 million shares of Company common stock to key employees (including employees who are directors and officers) of the Company and its subsidiaries through awards of incentive and/or nonqualified stock options. Options granted under the 1997 Employee Plan and the 1997 SOP generally have ten year terms and are exercisable at 20% per year commencing one year from the date of grant.

       The Company also grants options to employees pursuant to three additional stock option plans under which the Company may grant options to purchase in the aggregate up to 70.8 million shares of Company common stock. Annual vesting periods under these plans range from 20% to 33%, all commencing one year from the respective grant dates. At December 31, 1997, there were 35.5 million shares outstanding collectively under these plans.

       Prior to the Cendant Merger, CUC and HFS had various incentive and non-qualified stock option plans under which Cendant no longer intends to make any new option grants, but pursuant to which there continues to exist outstanding options to purchase shares of Company common stock. Options originally granted under these plans generally expire ten years after their respective grant dates. In connection with the Cendant Merger, all obligations under existing stock option plans were assumed by Cendant, including the immediate vesting of options outstanding under the HFS Plans which resulted from a change of control provision.

       The table below summarizes the annual activity of Cendant's pooled stock option plans:

                                                       WEIGHTED
                                        OPTIONS      AVG. EXERCISE
       (SHARES IN MILLIONS)           OUTSTANDING        PRICE
                                     ------------- ---------------
       BALANCE AT DECEMBER 31, 1994       92.7          $ 6.20
       Granted                            21.1           10.74
       Canceled                           (2.7)           8.48
       Exercised                         (12.4)           5.39
                                     ------------- ---------------

       BALANCE AT DECEMBER 31, 1995       98.7          $ 7.21
       Granted                            36.1           22.14
       Canceled                           (2.8)          18.48
       Exercised                         (14.0)           5.77
                                     ------------- ---------------

       BALANCE AT DECEMBER 31, 1996      118.0          $11.68
       Granted                            78.8           27.94
       Canceled                           (6.4)          27.29
       Exercised                         (14.0)           7.20
       PHH conversion (1)                 (4.4)             --
                                     ------------- ---------------
       BALANCE AT DECEMBER 31, 1997      172.0          $18.66
                                     ============= ===============

   (1) In connection with the PHH Merger, all unexercised PHH stock options were canceled and converted into 1.8 million shares of Company common stock.

       The Company utilizes the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and applies Accounting Principle Board Opinion ("APB") No. 25 and related interpretations in accounting for its stock option plans. Under APB No. 25, because the exercise prices of the Company's employee stock options are equal to the market prices of the underlying Company stock on the date of grant, no compensation expense is recognized.

       Had the Company elected to recognize compensation cost for its stock option plans based on the calculated fair value at the grant dates for awards under such plans, consistent with the method prescribed by SFAS No. 123, net income per share would have reflected the pro forma amounts indicated below:

                                                         YEAR ENDED DECEMBER 31,
       (IN MILLIONS, EXCEPT PER SHARE DATA)      --------------------------------------------
                                                       1997           1996       1995
                                                  -------------    ---------  ---------
       Net income (loss):
        as reported                                $   55.4          $423.6     $302.8
        pro forma                                    (396.3)(2)       338.8      297.5
       Net income (loss) per share:
       Basic   as reported                         $   0.07          $ 0.56     $ 0.45
                  pro forma (1)                       (0.49)(2)        0.45       0.44
       Diluted  as reported                        $   0.06          $ 0.52     $ 0.42
                  pro forma (1)                       (0.49)(2)        0.43       0.41

          (1)    The effect of applying SFAS No. 123 on the pro forma net income per share disclosures is not indicative of future amounts because it does not take into consideration option grants made prior to 1995 or in future years.
          (2)    Includes incremental compensation expense of $335.4 million ($204.9 million, after tax) or $.25 per basic and diluted share as a result of the immediate vesting of HFS options upon consummation of the
                 Cendant Merger.

              The fair values of the stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 1997, 1996 and
              1995:

                                CENDANT
                                 PLANS               CUC PLANS                    HFS PLANS                    PHH PLANS
                             ------------- ---------------------------- ---------------------------- ---------------------------
                                  1997          1996           1995          1996           1995          1996          1995
                             ------------- -------------  ------------- -------------  ------------- -------------  ------------
Dividend Yield                      --            --             --            --             --           2.8%          3.5%
Expected volatility               32.5%         28.0%          26.0%         37.5%          37.5%         21.5%         19.8%
Risk-free interest rate            5.6%          6.3%           5.3%          6.4%           6.4%          6.5%          6.9%
Expected holding period        7.8 years      5.0 years     5.0 years      9.1 years     9.1 years      7.5 years     7.5 years

       The weighted average fair value of Cendant stock options granted during the year ended December 31, 1997 was $13.71. The weighted average fair values of stock options granted under the former CUC plans (inclusive of plans acquired) during the years ended December 31, 1996 and 1995 were $7.51 and $6.69, respectively. The weighted average fair values of stock options granted under the former HFS plans (inclusive of the PHH plans) during the years ended December 31, 1996 and 1995 were $10.96 and $4.79, respectively.

       The tables below summarize information regarding Cendant stock options outstanding and exercisable as of December 31, 1997:

   (Shares in millions)

                                           OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                  ---------------------------------------------------------
                                             WEIGHTED AVG.   WEIGHTED             WEIGHTED
                                               REMAINING      AVERAGE              AVERAGE
                                              CONTRACTUAL    EXERCISE             EXERCISE
        RANGE OF EXERCISE PRICES   SHARES        LIFE          PRICE     SHARES     PRICE
        ------------------------  -------- ---------------  ---------- --------  ----------
        $.01 to $10.00               48.9         5.4         $ 4.16      47.5     $ 4.09
        $10.01 to $20.00             29.2         7.1          14.60      21.1      14.99
        $20.01 to $30.00             46.5         8.9          23.55      35.1      23.75
        $30.01 to $40.00             47.4         9.8          31.35      18.1      31.40
                                  --------                             --------
        Total                       172.0         7.8          18.66     121.8      15.69
                                  ========                             ========

       Shares exercisable and available for grant at December 31, 1997 and 1996 were as follows:

        (IN MILLIONS)                 1997               1996
                                   --------- ---------------------------
                                                           HFS OPTIONS
                                                          (INCLUSIVE OF
                                    CENDANT      CUC           PHH
                                    OPTIONS    OPTIONS      OPTIONS)
                                   --------- ---------  ----------------
       Shares exercisable            121.8      11.8          46.2
       Shares available for grant     49.3       8.4           5.1

       The Company reserved 11.4 million shares of Company common stock for issuance in connection with its Restricted Stock Plan. As of December 31, 1997, 10.6 million shares of restricted common stock have been granted of which 10.4 million shares have vested under this plan.

       The Company has reserved 1.1 million shares of Company common stock in connection with its 1994 Employee Stock Purchase Plan, which enables employees to purchase shares of common stock from the Company at 90% of the fair market value on the fifteenth day following the last day of each calendar quarter, in an amount up to 25% of the employees' year-to-date earnings.

18.    EMPLOYEE BENEFIT PLANS

       PENSION AND RETIREMENT PLANS
       The Company sponsors several defined contribution plans that provide certain eligible employees of the Company an opportunity to accumulate funds for their retirement. The Company matches the contributions of participating employees on the basis of the percentages specified in the plans. During 1996, a Deferred Compensation Plan (the "Plan") was implemented providing senior executives with the opportunity to participate in a funded, deferred compensation program. The assets of the Plan are held in an irrevocable rabbi trust. Under the Plan, participants may defer up to 80% of their base compensation and up to 98% of bonuses earned. The Company contributes $0.50 for each $1.00 contributed by a participant, regardless of length of service, up to a maximum of six percent of the employee's compensation. The Plan is not qualified under Section 401 of the Internal Revenue Code. The Company's matching contributions relating to the above plans were not material to the consolidated financial statements.

       The Company's PHH subsidiary has a non-contributory defined benefit pension plan covering substantially all domestic employees of PHH and its subsidiaries. PHH's subsidiary located in the United Kingdom has a contributory defined benefit pension plan, with participation at the employee's option. Under both the domestic and foreign plans, benefits are based on an employee's years of credited service and a percentage of final average compensation. The policy for both plans is to contribute amounts sufficient to meet the minimum requirements plus other amounts as the Company deems appropriate from time to time. The projected benefit obligations of the funded plans were $108.1 million and $97.1 million and funded assets, at fair value (primarily common stock and bond mutual funds) were $102.7 million and $88.4 million at December 31, 1997 and 1996, respectively. The net pension cost and the recorded liability were not material to the accompanying consolidated financial statements.

       The Company also sponsors two unfunded retirement plans to provide certain key executives with benefits in excess of limits under the federal tax law and to include annual incentive payments in benefit calculations. The projected benefit obligation, net pension cost and recorded liability related to the unfunded plans were not material to the accompanying consolidated financial statements.

       POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
       The Company's PHH subsidiary provides health care and life insurance benefits for certain retired employees up to the age of 65. The net periodic postretirement benefit costs and the recorded liability were not material to the accompanying consolidated financial statements.

 19.   INVESTMENTS

       ARAC

       Upon entering into a definitive merger agreement to acquire Avis in 1996, the Company announced its strategy to dilute its interest in ARAC while retaining assets associated with the franchise business, including trademarks, reservation system assets and franchise agreements with ARAC and other licensees. Since the Company's control was planned to be temporary, the Company accounted for its 100% investment in ARAC under the equity method. The Company's equity interest was diluted to 27.5% pursuant to an IPO by ARAC in September 1997 and was further diluted to 20.4% as a result of a secondary offering in March 1998.

       The Company licenses the Avis trademark to ARAC pursuant to a 50-year master license agreement and receives royalty fees based upon 4% of ARAC revenue, escalating to 4.5% of ARAC revenue over a 5-year period. In addition, the Company operates the telecommunications and computer processing system which services ARAC for reservations, rental agreement processing, accounting and fleet control for which the Company charges ARAC at cost.

       NRT

       During the third quarter of 1997, the Company acquired $182.0 million of preferred stock of NRT Incorporated ("NRT"), a newly formed corporation created to acquire residential real estate brokerage firms. The Company acquired $216.1 million of certain intangible assets including trademarks associated with real estate brokerage firms acquired by NRT in 1997. The Company, at its discretion, may acquire up to $81.3 million of additional NRT preferred stock and may also purchase up to $229.9 million of certain intangible assets of real estate brokerage firms acquired by NRT.

       In September 1997, NRT acquired the real estate brokerage business and operations of National Realty Trust ("the Trust"), and two other regional real estate brokerage businesses. The Trust is an independent trust to which the Company contributed the brokerage offices formerly owned by Coldwell Banker in connection with the Company's acquisition of Coldwell Banker. NRT is the largest residential brokerage firm in the United States.

20.    DIVESTITURE

       On December 17, 1997, as directed by the Federal Trade Commission in connection with the Cendant Merger, the Company sold all of the outstanding shares of one of its timeshare exchange businesses, Interval International Inc. ("Interval"), for net proceeds of $232.0 million which includes $40.0 million of consideration for a non-solicitation agreement pursuant to which the Company is precluded from soliciting any of Interval's employees, customers or clients for a period of two years from the closing date of the transaction. Proceeds from the non-solicitation agreement were deferred and will be amortized over the life of the agreement. Also in conjunction with the sale, the Company agreed to continue to provide services to certain of Interval's customers for a specified period, guarantee performance of certain responsibilities to third parties (i.e., lease payments and certain other contracts), and absorb certain additional transitional costs related to the transaction. The estimated fair value of the services to be provided to Interval's customers of $67.0 million was recorded as a non-current liability. The value assigned will be amortized over the average life of the servicing period. After considering all these factors, the Company recognized a gain on the sale of Interval of $34.7 million ($13.5 million, after tax), which has been reflected as a component of the Cendant Merger Charge (See Note 5).

21.    FRANCHISING AND MARKETING/RESERVATION ACTIVITIES

       Revenue from franchising activities includes initial franchise fees charged to lodging properties and real estate brokerage offices upon execution of a franchise contract. Initial franchise fees amounted to $26.0 million, $24.2 million and $15.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

       Franchising activity for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                         LODGING                 REAL ESTATE
                                ------------------------ --------------------------
                                  1997    1996     1995     1997     1996     1995
                                ------- -------  ------- --------  -------- -------
       FRANCHISE IN OPERATION
        Units at end of year     5,566    5,397   4,603    11,715   11,349    5,990
       EXECUTED BUT NOT OPENED
        Acquired                    --       24      31        --      110      104
        New agreements           1,205    1,142     983     1,107      829      248
        Backlog, end of year     1,271      786     682       276      275      176

       The Company receives marketing and reservation fees from several of its lodging and real estate franchisees. Marketing and reservation fees related to the Company's lodging brands' franchisees are calculated based on a specified percentage of gross room revenues. Marketing and reservation fees received from the Company's real estate brands' franchisees are based on a specified percentage of gross closed commissions earned on the sale of real estate. As provided in the franchise agreements, at the Company's discretion, all of these fees are to be expended for marketing purposes and the operation of a centralized brand-specific reservation system for the respective franchisees and are controlled by the Company until disbursement. Membership and service fee revenues included marketing and reservation fees of $170.0 million, $157.6 million and $140.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

22.    INDUSTRY SEGMENT INFORMATION

       The Company operates within three principal industry segments -- membership, travel and real estate. A description of the Company's segments, and the services provided within its underlying businesses, are as follows:

       MEMBERSHIP SERVICES SEGMENT

       Membership. Individual, wholesale and discount program membership services are provided to consumers and are distributed through various channels, including financial institutions, credit unions, charities, other cardholder-based organizations and retail establishments. These memberships include such components as shopping, travel, auto, dining, home improvement, lifestyle, credit card and checking account enhancement packages, financial products and discount programs. The Company also administers insurance package programs, which are generally combined with discount shopping and travel for credit union members.

       TRAVEL SERVICES SEGMENT

       Franchising (Lodging and car rental). As a franchisor of guest lodging facilities and car rental agency locations, Cendant licenses the independent owners and operators of hotels and car rental agencies to use its brand names. Operational and administrative services are provided to frachisees, which include access to a national reservation system, national advertising and promotional campaigns, co-marketing programs and volume purchasing discounts.

       Fleet management. Fleet management services primarily consist of the management, purchasing, leasing, and resale of vehicles for corporate clients and government agencies. These services also include fuel, maintenance, safety and accident management programs and other fee-based services for clients' vehicle fleets.

       Timeshare. Timeshare exchange programs, publications and other travel-related services are provided to the timeshare industry.

       Value-added tax services. Cendant processes value-added tax refunds for travelers abroad.

       REAL ESTATE SERVICES SEGMENT

       Franchising (Real Estate). As a franchisor of real estate brokerage offices, Cendant licenses the owners and operators of independent real estate brokerage offices to use its brand names. Operational and administrative services are provided to franchisees, which are designed to increase franchisee revenue and profitability. Such services include advertising and promotions, referrals, training and volume purchasing discounts.

       Relocation. Relocation services are provided to client corporations and include the selling of transferee residences, providing equity advances on transferee residences for the purchase of new homes and home management services. Cendant also offers fee-based programs such as home marketing assistance, household goods moves, destination services and property dispositions for financial institutions and government agencies.

       Mortgage. Mortgage services primarily include the origination, sale and servicing of residential first mortgage loans. Cendant markets a variety of first mortgage products to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and other mortgage banks.

       New mover services. Welcoming packages are distributed to new homeowners which provides them with discounts from local merchants.

       OTHER SERVICES SEGMENT

       Software, financial services and marketing. Cendant (i) develops, publishes and distributes educational and entertainment software for home and school use; (ii) markets financial product memberships, generally annuities, mutual funds, and life insurance for financial institutions; (iii) provides marketing and other services to casino gaming facilities; and (iv) operates the telecommunications and computer system which facilitates hotel and car rental agency reservations and rental agreement processing.

       The following table presents industry segment and geographic data of the Company for the years ended December 31, 1997, 1996 and 1995. Operating income consists of net revenues less operating expenses (total expenses excluding interest--net).

    INDUSTRY SEGMENT DATA

 (IN MILLIONS)
                                                                                   EXPENSES
                                                REAL                                 NOT
                                MEMBERSHIP     ESTATE      TRAVEL      OTHER      ALLOCATED
1997                             SERVICES     SERVICES    SERVICES    SERVICES   TO SEGMENTS    CONSOLIDATED
                               ------------ ----------  ----------- ----------  ------------- --------------
Net revenues                     $1,981.7     $  990.5    $1,480.8     $861.7           --       $ 5,314.7
Operating income(1)                 258.5        274.0       212.1      193.3      $(576.9)          361.0
Identifiable assets               1,939.6      5,119.3     6,830.8      961.5           --        14,851.2
Depreciation and amortization        36.3         55.8       111.2       53.5           --           256.8
Capital expenditures                 23.3         65.4        51.6       42.4           --           182.7

1996
Net revenues                     $1,662.1     $  774.2    $  887.0     $585.5           --       $ 3,908.8
Operating income(2)                 183.4        216.3       266.7       72.7           --           739.1
Identifiable assets               1,834.7      4,172.0     6,823.7      757.9           --        13,588.3
Depreciation and amortization        36.2         44.5        65.2       22.0           --           167.9
Capital expenditures                 19.0         30.5        47.6       43.5           --           140.6

1995
Net revenues                     $1,373.7     $  505.2    $  666.4     $446.8           --       $ 2,992.1
Operating income                    122.7(3)     110.0       194.8       89.1           --           516.6
Identifiable assets               1,462.6      2,403.2     4,446.4      682.2           --         8,994.4
Depreciation and amortization        35.3         18.0        46.9       12.7           --           112.9
Capital expenditures                 44.2         14.4        17.3       32.8           --           108.7

   (1) Includes merger-related costs and other unusual charges which were allocated to the business segments as follows: Membership--$200.9 million, Real estate--$93.4 million, Travel--$276.7 million, not allocated (Corporate-related)--$576.9 million.
   (2) Includes merger-related costs and other unusual charges allocated $127.2 million and $48.6 million to the Membership and Other segments, respectively.
   (3) Includes costs related to Ideon products abandoned and restructuring of $97.0 million.

GEOGRAPHIC DATA

                              NORTH     EUROPE AND
      (IN MILLIONS)          AMERICA      OTHER      CONSOLIDATED
                           ---------- ------------  --------------
      1997
      Net revenues          $ 4,605.3    $  709.4      $ 5,314.7
      Operating income          231.1       129.9          361.0
      Identifiable assets    13,316.3     1,534.9       14,851.2

      1996
      Net revenues          $ 3,529.6    $  379.2      $ 3,908.8
      Operating income          675.4        63.7          739.1
      Identifiable assets    12,519.5     1,068.8       13,588.3

      1995
      Net revenues          $ 2,774.2    $  217.9      $ 2,992.1
      Operating income          477.7        38.9          516.6
      Identifiable assets     8,230.8       763.6        8,994.4

23.    SELECTED QUARTERLY FINANCIAL DATA -- (UNAUDITED)

       Selected unaudited quarterly financial data is summarized as follows:


      (IN MILLIONS, EXCEPT PER SHARE DATA)         FIRST     SECOND (1)     THIRD     FOURTH (2)   TOTAL YEAR
                                                ----------- -----------  ----------- -----------  ------------
      1997
      ----
      Net revenues                                $1,158.2    $1,300.5     $1,431.3    $1,424.7     $5,314.7
      Income (loss) before income taxes              278.0        54.9        414.3      (452.5)       294.7
      Net income (loss)                              166.0       (13.4)       248.3      (345.5)        55.4
      Net income (loss) per share(5)
       Basic                                      $    .21    $   (.02)    $    .31    $   (.42)    $    .07
       Diluted                                         .19        (.02)         .29        (.42)         .06

--------------------------------------------------------------------------------------------------------

                                                   FIRST    SECOND (3)  THIRD (4)     FOURTH     TOTAL YEAR
                                                ---------- ----------  ----------- -----------  ------------
      1996
      ----
      Net revenues                                $821.4      $935.7     $1,042.9    $1,108.8     $3,908.8
      Income before income taxes                   158.3       179.4        112.6       263.4        713.7
      Net income                                    96.0       101.0         68.5       158.1        423.6
      Net income per share(5)
       Basic                                      $  .14      $  .14     $    .09    $    .20     $    .56
       Diluted                                       .12         .13          .08         .19          .52

--------------------------------------------------------------------------------------------------------

    (1) Includes merger costs of $303.0 million ($227.0 million, after tax or $.28 per share) recorded in connection with the PHH Merger.
    (2) Includes merger costs and other unusual charges of $844.9 million ($589.8 million, after tax or $.70 per share) recorded in connection with the Cendant Merger.
    (3) Includes merger costs of $28.6 million ($25.1 million, after tax or $0.03 per share) recorded in connection with the mergers of Davidson & Associates, Inc. and Sierra On-Line, Inc.
    (4) Includes merger costs of $147.2 million ($89.6 million, after tax or $0.11 per share) principally related to the completion of the Ideon Group, Inc. acquisition.
    (5) Calculation of the net income (loss) per share is based on the weighted average shares during each quarter. Accordingly, the sum of the quarters may not equal the total year.

24.    SUBSEQUENT EVENTS

       PROPOSED ACQUISITIONS

       National Parking Corporation. On March 23, 1998, the Company agreed with the board of directors of U.K.-based National Parking Corporation Limited ("NPC") to acquire the outstanding equity for approximately $1.3 billion in cash. The offer is subject to customary regulatory approvals and it is anticipated that the transaction will close during the second quarter of 1998. NPC operates in two principal segments:
       National Car Parks Limited, the largest private (non-municipality owned) car park operator in the U.K. with approximately 500 locations, and Green Flag Group Limited, the largest for-profit roadside assistance organization with more than 3.5 million members in the U.K.

       American Bankers. On March 23, 1998, the Company entered into a definitive agreement to acquire American Bankers Insurance Group, Inc. ("American Bankers") for $67 per share in cash and stock, for aggregate consideration of approximately $3.1 billion. The Company intends to purchase 23.5 million shares of American Bankers at $67 per share through its pending cash tender offer, to be followed by a merger in which the Company will deliver Cendant shares with a value of $67 for each remaining share of American Bankers common stock outstanding. The Company has received anti-trust clearance to acquire American Bankers. The tender offer is subject to the receipt of tenders representing at least 51 percent of the common shares of American Bankers as well as customary closing conditions, including regulatory approvals. The transaction is expected to be completed in the summer of 1998. American Bankers provides affordable, specialty insurance products and services through financial institutions, retailers and other entities offering consumer financing.

       In connection with the Company's proposal to acquire American Bankers, on January 23, 1998, the Company received a bank commitment to provide a $1.5 billion, 364-day revolving credit facility which will bear interest, at the option of the Company, at rates based on Prime or LIBOR plus an applicable variable margin.

       Providian. On December 9, 1997, the Company executed a definitive agreement to acquire Providian Auto and Home Insurance Company for approximately $219.0 million in cash. Closing is subject to receipt of required regulatory approval and other customary conditions and is anticipated in the spring of 1998. Providian sells automobile insurance to consumers through direct response marketing in 45 states and the District of Columbia.

       COMPLETED ACQUISITIONS

       Harpur Group. On January 20, 1998, the Company completed the acquisition of The Harpur Group Ltd. ("Harpur"), a leading fuel card and vehicle management company in the United Kingdom, from privately held H-G Holdings, Inc. for approximately $186.0 million in cash plus future contingent payments of up to $20.0 million over the next two years.

       Jackson Hewitt. On January 7, 1998, the Company completed the acquisition of Jackson Hewitt Inc. ("Jackson Hewitt"), for approximately $480.0 million in cash or $68 per share of common stock of Jackson Hewitt. Jackson Hewitt operates the second largest tax preparation service franchisor system in the United States with locations in 41 states. Jackson Hewitt franchises a system of approximately 2,050 offices that specialize in computerized preparation of federal and state individual income tax returns.

       Other. Subsequent to December 31, 1997, the Company acquired certain entities for an aggregate purchase price of approximately $197.5 million, satisfied by the payment of cash. Such acquisitions will be accounted for under the purchase method of accounting.

       FINANCING TRANSACTIONS

       Issuance of FELINE PRIDES(Service Mark). The Company filed an amended shelf registration statement (the "Shelf Registration Statement") on February 6, 1998 with the Securities and Exchange Commission for the issuance of up to an aggregate $4 billion of debt and equity securities. Pursuant to the aforementioned Shelf Registration Statement, the Company issued 29.9 million FELINE PRIDES(Service Mark) and 2.3 million trust preferred securities on March 2, 1998 and received approximately $1.4 billion in gross proceeds therefrom. The issuance of the FELINE PRIDES (Service Mark) resulted in the utilization of approximately $3 billion of availability under the Shelf
       Registration Statement. The FELINE PRIDES (Service Mark) consist of
       27.6 million Income PRIDES and 2.3 million Growth PRIDES, each with a face amount of $50 per PRIDE. The Income PRIDES consist of trust preferred securities and stock purchase contracts under which the holders will purchase common stock from the Company in February of 2001. The Growth PRIDES consist of stock purchase contracts under which the holders will purchase common stock from the Company in February of 2001 and zero coupon U.S. Treasury securities. The trust preferred securities will bear interest at the annual rate of 6.45 percent, and the forward purchase contract forming a part of the Income PRIDES will pay 1.05 percent annually in the form of a contract adjustment payment. The forward purchase contract forming a part of the Growth PRIDES will pay 1.3 percent annually in the form of a contract adjustment payment. The forward purchase contracts call for the holder to purchase the minimum of 1.0395 shares and a maximum of 1.3514 shares of Company common stock per PRIDES security, depending upon the average of the closing price per share of Company common stock for a 20 consecutive trading day period ending in mid-February of 2001. This represents a maximum common stock purchase price of $48.10 per share or a 30% premium to the $37.00 closing of Company common stock on February 24, 1998.
       Credit Agreement. On March 25, 1998, the Company entered into a $500 million credit agreement with the Chase Manhattan Bank, which matures on June 15, 1998.