Form 10-K/A
period 1997-12-31
CENDANT CORP
filed 1998-04-07
CIK 723612

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ---------

                                 FORM 10-K/A

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENDANT CORPORATION
                                          By: /s/ James E. Buckman
                                              -------------------------------
                                              James E. Buckman
                                              Senior Executive Vice President
                                              and General Counsel
                                              Date: April 6, 1998

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 SIGNATURE                         TITLE                                          DATE
---------------------------------  -------------------------------------- ------------------
/s/ Walter A. Forbes
---------------------------------  Chairman of the Board                      April 6, 1998
(Walter A. Forbes)

/s/ Henry R. Silverman
---------------------------------  President, Chief Executive Officer and     April 6, 1998
(Henry R. Silverman)                Director

                                   Vice Chairman, Chief Financial Officer     April 6, 1998
--------------------------------    and Director (Principal Financial
(Michael P. Monaco)                 Officer)

/s/ Scott E. Forbes
---------------------------------  Senior Vice President--Finance             April 6, 1998
(Scott E. Forbes)                   (Principal Accounting Officer)

/s/ Stephen P. Holmes
---------------------------------  Vice Chairman and Director                 April 6, 1998
(Stephen P. Holmes)

/s/ Robert D. Kunisch
---------------------------------  Vice Chairman and Director                 April 6, 1998
(Robert D. Kunisch)

/s/ Christopher K. McLeod
---------------------------------  Vice Chairman and Director                 April 6, 1998
(Christopher K. McLeod)

/s/ E. Kirk Shelton
---------------------------------  Vice Chairman and Director                 April 6, 1998
(E. Kirk Shelton)

/s/ Robert T. Tucker
---------------------------------  Vice Chairman, Director, and Secretary     April 6, 1998
(Robert T. Tucker)

/s/ James E. Buckman
---------------------------------  Senior Executive Vice President,           April 6, 1998
(James E. Buckman)                  General Counsel and Director

/s/ John D. Snodgrass
---------------------------------  Director                                   April 6, 1998
(John D. Snodgrass)


---------------------------------  Director                                   April 6, 1998
(Bartlett Burnap)


SIGNATURE                          TITLE                                          DATE
---------------------------------  -------------------------------------- ------------------

---------------------------------
 (Leonard S. Coleman)              Director                                  April 6, 1998

/s/ T. Barnes Donnelley
---------------------------------
 (T. Barnes Donnelley)             Director                                  April 6, 1998

/s/ Martin L. Edelman
---------------------------------
 (Martin L. Edelman)               Director                                  April 6, 1998


---------------------------------
 (Frederick D. Green)              Director                                  April 6, 1998

/s/ Stephen A. Greyser
---------------------------------
 (Stephen A. Greyser)              Director                                  April 6, 1998

/s/ Dr. Carole G. Hankin
---------------------------------
 (Dr. Carole G. Hankin)            Director                                  April 6, 1998


---------------------------------
 (The Rt. Hon. Brian Mulroney,
  P.C., LL.D)                      Director                                  April 6, 1998
/s/ Robert E. Nederlander
---------------------------------
 (Robert E. Nederlander)           Director                                  April 6, 1998

/s/ Burton C. Perfit
---------------------------------
 (Burton C. Perfit)                Director                                  April 6, 1998


---------------------------------
 (Anthony G. Petrello)             Director                                  April 6, 1998

/s/ Robert W. Pittman
---------------------------------
 (Robert W. Pittman)               Director                                  April 6, 1998


---------------------------------
 (E. John Rosenwald, Jr.)          Director                                  April 6, 1998


---------------------------------
 (Robert P. Rittereiser)           Director                                  April 6, 1998

/s/ Stanley M. Rumbough, Jr.
---------------------------------
 (Stanley M. Rumbough, Jr.)        Director                                  April 6, 1998


---------------------------------
 (Leonard Schutzman)               Director                                  April 6, 1998


---------------------------------
 (Robert F. Smith)                 Director                                  April 6, 1998

  Craig R. Stapleton
---------------------------------
 (Craig R. Stapleton)              Director                                  April 6, 1998

                                EXHIBIT INDEX

  EXHIBIT NO.                      DESCRIPTION
---------------  ---------------------------------------------

      21         Subsidiaries of Registrant
