Form 10-Q
period 1998-03-31
CENDANT CORP
filed 1998-05-15
CIK 723612

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------


                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998
                           Commission File No. 1-10308

                                  ------------


                               Cendant Corporation
             (Exact name of Registrant as specified in its charter)


         Delaware                                              06-0918165
(State or other jurisdiction                                 (I.R.S. Employer
    of incorporation or                                   Identification Number)
       organization)

       6 Sylvan Way
   Parsippany, New Jersey                                         07054
(Address of principal executive                               (Zip Code)
             office)

                                 (973) 428-9700
              (Registrant's telephone number, including area code)

                                 Not Applicable
       (Former name, former address and former fiscal year, if applicable)


                                  ------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of each of the Registrant's classes of common stock was 851,235,799 shares of Common Stock outstanding as of May 14, 1998.

                                EXPLANATORY NOTE


As discussed in Note 1 and Note 10 to the condensed consolidated financial statements of Cendant Corporation (the "Company") included herein, the Company has discovered accounting irregularities in certain former business units of CUC International Inc. which are now part of the Company's Alliance Marketing Division (formerly the Membership segment). Upon management's discovery of accounting irregularities, the Audit Committee of the Company's Board of Directors engaged special legal counsel and independent auditors to assist it in an investigation. The results of this investigation may impact the unaudited first quarter 1998 results set forth herein, although management does not believe any impact to be material. Also, the Company will restate previously reported quarterly and annual results of operations, including the 1997 financial information set forth herein. Management believes that 1998 first quarter results of operations were compiled in accordance with appropriate accounting practices, and reflect the elimination of known historical accounting irregularities currently under investigation by the Audit Committee of the Company's Board of Directors; however, the balance sheets at March 31, 1998 and December 31, 1997 have not been adjusted to reflect, among other things, an approximate $100 million overstatement in cash since the corresponding adjustment to the statement of financial position is unknown at this time. The 1997 financial information set forth herein is presented as previously reported and includes certain reclassifications necessary to conform to the current year presentation; however, such 1997 financial information has not been adjusted for any historical accounting irregularities currently under investigation. The Audit Committee's investigation and the related restatement are expected to be completed during the summer of 1998.

                      Cendant Corporation and Subsidiaries

                                      INDEX


PART 1 - FINANCIAL INFORMATION

     Item 1 - Financial Statements
                  Consolidated Balance Sheets -
                      March 31, 1998 and December 31, 1997

                  Consolidated Statements of Income - Three
                      Months Ended March 31, 1998 and 1997

                  Consolidated Statements of Cash Flows -
                      Three Months Ended March 31, 1998 and 1997

     Item 2 - Management=s Discussion and Analysis of Financial
                  Condition and Results of Operations


     Item 3 - Quantitative and Qualitative Disclosures About Market Risk


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings
     Item 6 - Exhibits and Reports on Form 8-K

     Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: the outcome of the investigation of the Audit Committee of the Company's Board of Directors into the accounting irregularities discussed in the Explanatory Note; the outcome of pending or future litigation relating to such accounting irregularities; uncertainty as to the Company's future profitability; the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's existing and potential future lines of business; the Company's ability to integrate and operate successfully acquired businesses and the risks associated with such businesses; the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements; uncertainty as to the future profitability of acquired businesses, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in
assumptions  or  changes  in  other  factors   affecting  such   forward-looking
statements.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements


                      Cendant Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)



                                                                                                   March 31,  December 31,
                                                                                                       1998        1997
                                                                                                  ----------- ------------

Assets
Current assets
   Cash and cash equivalents ..................................................................   $   259.4    $     149.5
   Receivables, net ...........................................................................     1,691.6       1,648.8
   Other current assets .......................................................................       765.3         777.0
                                                                                                  ---------     ---------

Total current assets ..........................................................................     2,716.3       2,575.3
                                                                                                  ---------     ---------

   Deferred membership acquisition costs ......................................................       437.5          424.5
   Franchise agreements, net ..................................................................       900.2          890.3
   Goodwill, net ..............................................................................     3,412.4        2,467.0
   Other intangibles, net .....................................................................     1,034.3         897.8
   Other assets ...............................................................................     1,359.0       1,152.6
                                                                                                  ---------     ---------

Total assets exclusive of assets under programs ...............................................     9,859.7       8,407.5
                                                                                                  ---------     ---------

Assets under management and mortgage programs
   Net investment in leases and leased vehicles ...............................................     3,812.6       3,659.1
   Relocation receivables .....................................................................       649.7       775.3
   Mortgage loans held for sale ...............................................................     1,795.8       1,636.3
   Mortgage servicing rights ..................................................................       408.9         373.0
                                                                                                  ---------     ---------
                                                                                                    6,667.0       6,443.7
                                                                                                  ---------     ---------

Total assets .................................................................................. $  16,526.7   $  14,851.2
                                                                                                  =========     =========


See accompanying notes to consolidated financial statements

                      Cendant Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)




                                                                                                March 31,   December 31,
                                                                                                    1998         1997
                                                                                               ---------    -----------
Liabilities and shareholders' equity
Accounts payable and other current liabilities .............................................   $ 1,691.4    $   1,742.8
                                                                                               ---------      ---------

Deferred income ............................................................................     1,046.5        1,197.2
Long-term debt .............................................................................     1,106.4        1,348.3
Other noncurrent liabilities ...............................................................       245.4          187.1
                                                                                               ---------      ---------

Total liabilities exclusive of liabilities under programs ..................................     4,089.7        4,475.4
                                                                                               ---------      ---------

Liabilities under management and mortgage programs
   Debt ....................................................................................     5,796.9        5,602.6
                                                                                               ---------      ---------
   Deferred income taxes ...................................................................       298.5          295.7
                                                                                               ---------      ---------

Mandatorily redeemable preferred securities issued by subsidiaries .........................     1,447.0           --
Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value - authorized
   10 million shares; none issued and outstanding ..........................................      --               --
Common stock, $.01 par value - authorized
   2 billion shares; issued 852,284,508
   and 838,333,800 shares, respectively ....................................................         8.6            8.4
Additional paid-in capital .................................................................     3,259.2        3,059.9
Retained earnings ..........................................................................     1,759.5        1,530.0
Accumulated other comprehensive loss .......................................................       (55.0)         (43.0)
Restricted stock, deferred compensation ....................................................        (3.3)          (3.4)
Treasury stock, at cost 6,750,546 shares ...................................................       (74.4)         (74.4)
                                                                                               ---------    -----------

Total shareholders' equity .................................................................     4,894.6        4,477.5
                                                                                               ---------      ---------

Total liabilities and shareholders' equity ................................................. $  16,526.7    $  14,851.2
                                                                                               =========      =========



See accompanying notes to consolidated financial statements

                      Cendant Corporation and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In millions, except per share data)



                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                         1998            1997
                                                                                -------------    ------------

Revenues
   Membership and service fees, net .........................................   $     1,252.9    $   1,027.1
   Fleet leasing (net of depreciation and interest costs of
     $315.6 and $286.1, respectively) .......................................            15.3           15.3
   Other ....................................................................           168.4          115.6
                                                                                  -----------    -----------
Net revenues ................................................................         1,436.6        1,158.0
                                                                                  -----------    -----------

Expenses
   Operating ................................................................           425.3          360.7
   Marketing and reservation ................................................           342.4          276.9
   General and administrative ...............................................           198.6          169.1
   Depreciation and amortization ............................................            78.4           60.9
   Interest, net ............................................................            23.4           12.3
                                                                      .           -----------    -----------
Total expenses ..............................................................         1,068.1          879.9
                                                                                  -----------    -----------

Income before income taxes and minority interest ............................           368.5          278.1
Provision for income taxes ..................................................           134.1          112.2
                                                                                  -----------    -----------

Income before minority interest .............................................           234.4          165.9

Minority interest, net ......................................................            (4.9)        --
                                                                                  -----------    -----------

Net income ....................................................................   $     229.5    $     165.9
                                                                                  ===========    ===========


Per share information:
Net income per share
   Basic ......................................................................   $      0.27    $      0.21
                                                                                  ===========    ===========
   Diluted .............................................................. .....   $     0.26            0.19
                                                                                  ===========    ===========


Weighted average shares
   Basic ......................................................................       838,733        799,404
   Diluted ....................................................................       908,543        877,107





See accompanying notes to consolidated financial statements

                      Cendant Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)



                                                                                     Three Months Ended
                                                                                            March 31,
                                                                                         1998       1997
                                                                                     --------    -------

Operating Activities
Net income .....................................................................   $    229.5  $   165.9
Merger-related payments ........................................................       (131.6)      --

Depreciation and amortization ..................................................         78.4       52.6

Management and mortgage programs:
   Depreciation and amortization under management and mortgage programs ........        278.5      281.4
   Mortgage loans held for sale ................................................       (159.4)      32.9
                                                                                     --------    -------
                                                                                        119.1      314.3
                                                                                     --------    -------

Other, net .....................................................................        (97.4)    (116.8)
                                                                                     --------    -------

Net cash provided by operating activities ......................................        198.0      416.0
                                                                                     --------    -------

Investing Activities
Property and equipment additions ...............................................        (66.5)     (32.3)
Loans and investments ..........................................................       (139.2)     (24.8)
Proceeds from sales of marketable securities ...................................       --           42.6
Purchases of marketable securities .............................................       --         (314.3)
Net assets acquired, exclusive of cash acquired
   and acquisition-related payments ............................................     (1,126.8)     (84.7)
Other, net .....................................................................         41.3        7.0
                                                                                     --------    -------
                                                                                     (1,291.2)    (406.5)
                                                                                     --------    -------

Management and mortgage programs:
   Investment in leases and leased vehicles ....................................       (626.2)    (690.2)
   Payments received on investment in leases and leased vehicles ...............        222.0      268.8
   Proceeds from sales and transfers of lease and leased vehicles to
      third parties ............................................................         27.3       84.8
   Equity advances on homes under management ...................................     (1,436.8)    (900.6)
   Repayment of advances on homes under management .............................      1,564.5      962.1
   Additions to originated mortgage servicing rights ...........................       (109.5)     (41.7)
   Proceeds from sales of mortgage servicing rights ............................         39.9     --
                                                                                     --------    -------
                                                                                       (318.8)    (316.8)
                                                                                     --------    -------

Net cash used in investing activities ..........................................     (1,610.0)    (723.3)
                                                                                     --------    -------




See accompanying notes to consolidated financial statements.




                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                      1998       1997
                                                                                  --------    ------
Financing Activities
Proceeds from borrowings ....................................................    $   --      $   236.4
Principal payments on borrowings .........................................  ..       (239.5)     (31.1)
Issuance of convertible debt .................................................       --          542.7
Issuance of common stock .....................................................        143.9       36.2
Purchases of common stock ....................................................       --         (171.3)
Proceeds from mandatorily redeemable preferred securities
   issued by subsidiaries, net ...............................................      1,447.0     --
Other, net ...................................................................       --           (1.2)
                                                                                   --------    -------
                                                                                    1,351.4      611.7
                                                                                   --------    -------

Management and mortgage programs:
   Proceeds from debt issuance or borrowings .................................        983.8      324.5
   Principal payments on borrowings ..........................................       (449.1)    (880.1)
   Net change in short-term borrowings .......................................       (340.4)     422.6
                                                                                   --------    -------
                                                                                      194.3     (133.0)
                                                                                   --------    -------

Net cash provided by financing activities ....................................      1,545.7      478.7
                                                                                   --------    -------

Effect of changes in exchange rates on cash and cash equivalents .............        (23.8)      36.7
                                                                                   --------    -------

Net increase in cash and cash equivalents ....................................        109.9      208.1
Cash and cash equivalents, beginning of period ...............................        149.5      633.9
                                                                                   --------    -------

Cash and cash equivalents, end of period .....................................   $    259.4  $   842.0
                                                                                   ========    =======




See accompanying notes to consolidated financial statements

                      Cendant Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     Cendant Corporation, together with its subsidiaries and its joint ventures (the "Company"), is a leading global provider of consumer and business services. The Company was created through the merger (the "Cendant Merger") of HFS Incorporated ("HFS") and CUC International Inc. ("CUC") in December 1997. The Company provides all the services formerly provided by each of HFS and CUC, including technology-driven membership-based consumer services, travel services and real estate services.

     The consolidated balance sheet of the Company as of March 31, 1998 and consolidated statements of income and cash flows for the three months ended March 31, 1998 and 1997 are unaudited. The accompanying consolidated financial statements include the accounts and transactions of the Company and all wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Subject to the exceptions described below, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     As publicly announced on April 15, 1998, the Company has discovered accounting irregularities in certain business units of CUC, which now comprise part of the Company's Alliance Marketing Division (formerly known as the Membership segment) and the Audit Committee of the Company's Board of Directors has initiated an investigation into such matters (See note
     10). The results of this investigation into these accounting irregularities may impact the unaudited first quarter 1998 results set forth herein, although management does not expect it to be material. Also, the Company will restate previously reported quarterly and annual results, including the 1997 financial information set forth herein. The Audit Committee's investigation and the related restatement is expected to be completed during the summer of 1998. Management believes that 1998 first quarter results of operations were compiled in accordance with appropriate accounting practices, and reflect the elimination of known historical accounting irregularities currently under investigation by the Audit Committee of the Company's Board of Directors; however, the balance sheet at March 31, 1998 and December 31, 1997 have not been adjusted to reflect, among other things, an approximate $100 million overstatement in cash since the corresponding adjustment to the statement of financial position is unknown at this time. The 1997 financial information set forth herein is presented as previously reported and includes certain reclassifications necessary to conform to the current year presentation, however, such 1997 financial information has not been adjusted for any historical accounting irregularities currently under investigation. Subject to the foregoing, in the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   Earnings Per Share

     Basic earnings per share ("EPS") is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock and is calculated as follows:

                                                                                    Three Months Ended
                                                                                           March 31,
     (In millions, except per share amounts)                                         1998            1997
                                                                                  -----------    ----------
     Net income                                                                   $    229.5     $     165.9
     Convertible debt interest                                                           3.1             3.6
                                                                                  ----------     -----------
     Net income, as adjusted                                                      $    232.6     $     169.5
                                                                                  ==========     ===========

     Weighted average shares - basic                                                   838.7           799.4
     Potential dilution of common stock:
         Stock options                                                                  49.7            39.8
         Convertible debt                                                               20.1            37.9
                                                                                  ----------     -----------
     Weighted average shares - diluted                                                 908.5           877.1
                                                                                  ==========     ===========

     Basic EPS                                                                    $      .27     $       .21
                                                                                  ==========     ===========

     Diluted EPS                                                                  $      .26     $       .19
                                                                                  ==========     ===========


3.   Comprehensive Income

     The Company adopted Statement of Accounting Standards No. 130 "Reporting Comprehensive Income" effective January 1, 1998. The statement establishes standards for reporting and display of an alternative income measurement and its components in the financial statements.

     Components of comprehensive income is summarized as follows:


                                                                                      Three Months Ended
                                                                                            March 31,
     (In millions)                                                                   1998            1997
                                                                                  -----------    -----------
     Net income                                                                   $    229.5     $     165.9
     Other comprehensive income, net of tax:
         Currency translation adjustment                                               (13.5)          (13.2)
     Unrealized gain (losses) on marketable securities:
         Unrealized holding gains arising during the period                              1.5               -
         Reclassification adjustment for gains included
           in earnings                                                                      -           (4.3)
                                                                                  -----------    ------------
     Other comprehensive loss                                                          (12.0)          (17.5)
                                                                                  -----------    ------------

     Comprehensive income                                                         $    217.5     $     148.4
                                                                                  ==========     ===========

     The components of accumulated other comprehensive income are as follows:


                                                                                   March 31,     December 31,
     (In millions)                                                                   1998            1997
                                                                                  -----------    ------------
     Unrealized loss on marketable securities, net of tax                         $      -       $      (1.5)
     Cumulative currency translation adjustment                                        (55.0)          (41.5)
                                                                                  -----------    ------------
                                                                                  $    (55.0)    $     (43.0)
                                                                                  ===========    ============

4.   Business Combinations

     The acquisitions discussed below were accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values. Excess purchase price over fair value of the underlying net assets acquired is allocated to goodwill. Goodwill is amortized on a straight-line basis over the estimated benefit periods, ranging from 7 to 40 years. The operating results of such acquired companies are included in the Company's consolidated statements of income since the respective dates of acquisition. The pro forma effect of such acquisitions is not material to prior periods.

     The  following  table  reflects  the fair  values  of assets  acquired  and liabilities assumed in connection with the Company's acquisitions consummated and other acquisition-related payments made during the three months ended March 31, 1998.

     (In millions)
     Total consideration:
     Cash paid (net of $17.9 million of cash acquired)          $   1,126.8
                                                                -----------

     Assets acquired                                                  202.5
     Liabilities assumed                                               47.2
                                                                -----------
     Fair value of identifiable net assets acquired                   155.3
                                                                -----------
     Goodwill                                                   $     971.5
                                                                ===========


     Harpur Group. On January 20, 1998, the Company completed the acquisition of The Harpur Group Ltd. ("Harpur"), a leading fuel card and vehicle management company in the United Kingdom ("UK"), from privately held H-G Holdings, Inc. for approximately $186.0 million in cash plus future contingent payments of up to $20.0 million over the next two years.

     Jackson Hewitt. On January 7, 1998, the Company completed the acquisition of Jackson Hewitt Inc. ("Jackson Hewitt"), for approximately $480.0 million in cash or $68 per share of Jackson Hewitt common stock. Jackson Hewitt operates the second largest tax preparation service franchise system in the United States with locations in 41 states. Jackson Hewitt franchises a system of approximately 2,050 offices that specialize in computerized preparation of federal and state individual income tax returns.

     Other 1998 Acquisitions and Acquisition-related Payments. The Company acquired certain entities for an aggregate purchase price of approximately $378.7 million in cash during the first quarter of 1998. Additionally, the Company made a $100 million cash payment to the seller of Resort Condominiums International, Inc. in satisfaction of a contingent purchase liability.

5.   Merger - Related Costs and Other Unusual Charges


     The Company incurred merger-related costs and other unusual charges of $844.9 million ($589.8 million, after tax) associated with and coincident to the Cendant Merger and the fourth quarter 1997 merger with Hebdo Mag International Inc. (collectively, the "Cendant Merger Charge"). In addition, the Company recorded a one-time merger and related charge of $303.0 million ($227.0 million, after tax) during the second quarter of 1997 (the "PHH Merger Charge"), coincident to the Company's April 1997 merger with PHH Corporation ("PHH).

     Cendant Merger Charge. Cumulative payments of $309.5 and non-cash write-offs of $208.3 million were recorded against the Cendant Merger Charge through the first quarter of 1998. The remaining merger-related costs and other unusual charges, associated with the Cendant Merger, will be substantially completed during 1998. Operating results from activities that will not be continued are not material to the results of operations of the Company.

     PHH Merger Charge. The Company anticipates that approximately $236.0 million will be paid in cash in connection with the PHH Merger Charge of which cumulative payments were $171.2 million through March 31, 1998. The remaining cost associated with the PHH Merger Charge will be substantially completed in the second quarter of 1998. Operating results from PHH activities that will not be continued are not material to the results of operations of the Company.


6. Investment in Avis Rent A Car, Inc.

     The Company's equity interest in Avis Rent A Car, Inc. ("Avis ") was diluted from 27.5% to 20.4% as a result of a public offering by Avis of its common stock in March 1998 in which the Company sold a portion of its investment in Avis. The Company recognized a pre-tax gain of approximately $17.0 million as a result of the sale, which is included in other revenue in the consolidated statement of income for the three months ended March 31, 1998.


7.   Credit Agreements

     On March 25, 1998, the Company entered into a $500 million credit agreement with a bank, which matures on June 15, 1998, and on April 17, 1998, the Company entered into a $500 million credit agreement with a bank which matures on July 31, 1998. Such credit agreements will terminate upon the Company's execution of a $2 billion term loan facility for which it has already received a commitment letter from a bank. See "Subsequent Events Financing Transactions."


8.   Mandatorily Redeemable Preferred Securities Issued by Subsidiaries

     On March 2, 1998, the Company issued 29.9 million FELINE PRIDES(sm) and 2.3 million trust preferred securities and received approximately $1.4 billion in gross proceeds therefrom. The FELINE PRIDES(sm) consist of 27.6 million Income PRIDES and 2.3 million Growth PRIDES, each with a face amount of $50 per PRIDE. The Income PRIDES consist of trust preferred securities and stock purchase contracts under which the holders will purchase common stock from the Company in February 2001. The Growth PRIDES consist of stock purchase contracts under which the holders will purchase common stock from the Company in February 2001 and zero coupon U.S. Treasury securities. The trust preferred securities will bear interest, in the form of preferred stock dividends, at the annual rate of 6.45 percent. Such preferred stock dividends are presented as minority interest, net of tax in the consolidated statements of income. The forward purchase contract forming a part of the Income PRIDES will pay 1.05 percent annually in the form of a contract adjustment payment. The forward purchase contract forming a part of the Growth PRIDES will pay 1.3 percent annually in the form of a contract adjustment payment. The forward purchase contracts call for the holder to purchase the minimum of 1.0395 shares and a maximum of 1.3514 shares of Company common stock per PRIDES security, depending upon the average of the closing price per share of Company common stock for a 20 consecutive day period ending in mid-February of 2001.


9. Pending Acquisition of American Bankers Insurance Group, Inc.

     On March 23, 1998, the Company entered into a definitive agreement to acquire American Bankers Insurance Group, Inc. ("American Bankers") for $67 per share in cash and stock, for aggregate consideration of approximately $3.1 billion. The Company intends to purchase 23.5 million shares of American Bankers at $67 per share through its pending cash tender offer, to be followed by a merger in which the Company will deliver Cendant shares with a value of $67 for each remaining share of American Bankers common stock outstanding. The Company has received anti-trust clearance to acquire American Bankers. The tender offer is subject to the receipt of tenders representing at least 51 percent of the common shares of American Bankers as well as customary closing conditions. The transaction is expected to be completed following the restatement of the Company's financial statements, receipt of and approval by American Bankers' shareholders and receipt of required regulatory approvals, which require restated financial statements. American Bankers provides affordable, specialty insurance products and services through financial institutions, retailers and other entities offering consumer financing.

     In connection with the Company's proposal to acquire American Bankers, on January 23, 1998, the Company received a bank commitment to provide a $1.5 billion, 364-day revolving credit facility which will bear interest, at the option of the Company, at rates based on prime rates, as defined, or LIBOR plus an applicable variable margin.


10.  Subsequent Events

     Acquisition of National Parking Corporation
     On April 27, 1998, the Company completed the acquisition of National Parking Corporation ("NPC") for $1.3 billion in cash. NPC is the largest private (non-municipal) single car park operator in the United Kingdom ("UK") with approximately 500 locations. NPC has also developed a broad-based roadside assistance group under the name of Green Flag. Green Flag offers a wide-range of emergency support and rescue services to approximately 3.5 million members.

     Pending Acquisition of RAC Motoring Services
     On May 1, 1998, the Company signed a letter of intent and entered into exclusive negotiations with Royal Automobile Club Limited ("RACL") to acquire their RAC Motoring Services subsidiary for approximately $750 million in cash. Closing is subject to the execution of a definitive agreement and approval by seventy-five percent of RACL's voting members and is anticipated in the summer of 1998. RAC Motoring Services is the second-largest roadside assistance company in the UK and also owns the UK's largest driving school company.

     Financing Transactions
     Credit Facility. On May 4, 1998, the Company and a bank executed a commitment letter in which the bank committed to provide a $2 billion term loan facility to the Company. Such commitment is subject to certain conditions, including the execution of definitive documentation.

     Redemption of 4-3/4% Notes. On May 4, 1998, the Company redeemed all of the outstanding ($144.5 million principal amount) 4-3/4% Convertible Senior Notes at a price of 103.393% of the principal amount together with interest accrued to the redemption date. Prior to May 4, 1998, holders of such notes exchanged $90.5 million of the 4-3/4% Notes for 2.5 million shares of Company common stock.

     Redemption of 6-1/2% Notes. The Company exercised its option to call for the redemption of all the outstanding 6-1/2% Convertible Subordinated Notes (the "6-1/2% Notes") which was effective May 8, 1998, in accordance with the provisions of the respective indenture. Prior to the redemption date, all of the outstanding 6-1/2% Notes were converted into 2.1 million shares of Company common stock.

     Company Restatement, Investigation and Litigation
     On April 15, 1998, the Company announced that it had discovered accounting irregularities in certain former CUC business units, which are part of the Company's Alliance Marketing segment (formerly the Membership segment) and the Audit Committee of the Company's Board of Directors has initiated an investigation into such matters. Accordingly, the Company will restate annual and quarterly net income and earnings per share for 1997 and may restate certain other previous periods related to the former CUC businesses. The investigation is expected to be completed during the summer of 1998.

     Since the aforementioned Company announcement, and prior to the date hereof, fifty-two purported class action lawsuits have been filed against the Company, its predecessor, CUC, and certain current and former officers and directors of the Company and CUC asserting claims under the Federal Securities law. Forty-five of these actions were filed in the United States District Court for the District of New Jersey, five were filed in the United States District Court for the District of Connecticut, one was filed in the United States District Court for the Eastern District of Pennsylvania and one has been filed in New Jersey Supreme Court.

     Certain of these actions purport to be brought on behalf of purchasers of CUC or the Company's common stock during various periods from May 28, 1997 through April 15, 1998. Others are brought on behalf of persons who exchanged common stock of HFS for the Company's common stock coincident with the Cendant Merger. In addition, five actions pending in the United States District Court for the District of New Jersey and one action pending in New Jersey Superior Court purport to be brought either in their entirety or in part on behalf of purchasers of the Company's PRIDES securities offering. These actions were all commenced subsequent to the aforementioned Company announcement. The complaints allege, among other things, that as a result of accounting irregularities, the Company and CUC's previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused CUC's and the Company's common stock prices to rise artificially. The actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder, Section 14(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder, Section 20(a) of the Exchange Act, and Sections 11, 12 and 15 of the Securities Act of 1933. Certain actions also allege violations of common law.

     In addition, on April 27, 1998, a shareholder derivative complaint was filed in the United States District Court for The District of New Jersey against certain of the Company's directors, current or former officers, The Bear Stearns Companies, Inc., Bear Stearns & Co., Inc. and, as a nominal party, the Company. The shareholder derivative complaint alleges that individual officers and directors of the Company have unlawfully profited by selling shares of the Company's stock while in possession of non-public material information concerning accounting irregularities. The complaint also alleges various breaches of fiduciary duty, mismanagement, negligence and corporate waste.

     Another action was filed on April 29, 1998 in the Court of Chancery for the State of Delaware (the "Corwin Action"). The Corwin Action is purportedly brought on behalf of a class of all shareholders of HFS who exchanged their HFS shares for CUC shares in connection with the Cendant Merger, and names as defendants HFS and twelve individuals who were directors of HFS. The complaint in the Corwin Action alleges that the defendants breached their fiduciary duties of loyalty, good faith, care and candor in connection with the Cendant Merger, in that they failed to properly investigate the operations and financial statements of CUC before approving the Cendant Merger at an allegedly inadequate price. The Corwin Action seeks, among other things, recision of the Cendant Merger and compensation for all losses and damages suffered in connection therewith.

     Another action was filed on May 4, 1998 in the Superior Court of New Jersey, Morris County (the "Rosenberg action"). The action is brought as a purported class action on behalf of all purchasers of Income PRIDES, Growth PRIDES, stock or any other securities issued by Cendant pursuant to the registration statement and prospectus filed with the SEC on or about February 25, 1998. The purported class period is February 25, 1998 to April 15, 1998. The Rosenberg action names as defendants, Cendant, Cendant Capital I, E. Kirk Shelton and Walter A. Forbes. The complaint asserts that the registration statement and prospectus were false and misleading in violation of Section 11 of the Securities Act of 1933. It seeks damages in an unspecified amount.

     While it is not feasible to predict or determine the final outcome of these proceedings, an adverse outcome with respect to such proceedings could have a material adverse impact on the Company's financial position, results of operations and cash flow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

In December 1997, Cendant Corporation (the "Company") was created through the merger (the "Cendant Merger") of HFS Incorporated ("HFS") and CUC International Inc. ("CUC"). The Company is one of the foremost consumer and business services companies in the world. The combination of HFS and CUC provides each of the Company's businesses new access to consumer contacts through the Company's expanded customer base, while providing such businesses with the technology-driven and direct marketing expertise necessary to successfully cross-market within its existing business units.

The Company provides fee-based services to consumers within the Alliance Marketing, Travel Services and Real Estate Services business segments. The Company generally does not own the assets or share the risks associated with the underlying businesses of its customers. In the Alliance Marketing segment (formerly known as the Membership segment), the Company is a technology-driven leading provider of membership-based consumer services. In the Travel Services segment, the Company is the world's largest franchisor of lodging facilities and rental car facilities, the leading provider of vacation timeshare exchange services and a leading provider of international fleet management services. In the Real Estate Services segment, the Company is the world's largest franchisor of residential real estate brokerage offices, the world's largest provider of corporate relocation services and a leading mortgage lender in the United States.

Recent Developments

On April 15, 1998, the Company announced that it had discovered accounting irregularities in certain former CUC business units, which now comprise part of the Company's Alliance Marketing segment. The Company also announced that the Audit Committee of the Company's Board of Directors had initiated an investigation into such matters. Accordingly, the Company will restate annual and quarterly net income and earnings per share for 1997 and may restate financial statements for periods prior to 1997. The investigation is expected to be completed during the summer of 1998.

Since the aforementioned Company announcement, and prior to the date hereof, fifty-two purported class action lawsuits have been filed against the Company, its predecessor, CUC, and certain current and former officers and directors of the Company and CUC asserting claims under the Federal Securities law. Forty-five of these actions were filed in the United States District Court for the District of New Jersey, five were filed in the United States District Court for the District of Connecticut, one was filed in the United States District Court for the Eastern District of Pennsylvania and one has been filed in New Jersey Supreme Court.

Certain of these actions purport to be brought on behalf of purchasers of CUC or the Company's common stock during various periods from May 28, 1997 through April 15, 1998. Others are brought on behalf of persons who exchanged common stock of HFS for the Company's common stock coincident with the Cendant Merger. In addition, five actions pending in the United States District Court for the District of New Jersey and one action pending in New Jersey Superior Court purport to be brought either in their entirety or in part on behalf of purchasers of the Company's PRIDES securities offering. These actions were all commenced subsequent to the aforementioned Company announcement. The complaints allege, among other things, that as a result of accounting irregularities, the Company and CUC's previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused CUC's and the Company's common stock prices to rise artificially. The actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder, Section 14(a) of the Exchange Act and SEC Rule 14a-9
promulgated thereunder, Section 20(a) of the Exchange Act, and Sections 11, 12 and 15 of the Securities Act of 1933. Certain actions also allege violations of common law.

In addition, on April 27, 1998, a shareholder derivative complaint was filed in the United States District Court for The District of New Jersey against certain of the Company's directors, current or former officers, The Bear Stearns Companies, Inc., Bear Stearns & Co., Inc. and, as a nominal party, the Company. The shareholder derivative complaint alleges that individual officers and directors of the Company have unlawfully profited by selling shares of the
Company's stock while in possession of non-public material information concerning accounting irregularities. The complaint also alleges various breaches of fiduciary duty, mismanagement, negligence and corporate waste.

Another action was filed on April 29, 1998 in the Court of Chancery for the State of Delaware (the "Corwin Action"). The Corwin Action is purportedly brought on behalf of a class of all shareholders of HFS who exchanged their HFS shares for CUC shares in connection with the Cendant Merger, and names as defendants HFS and twelve individuals who were directors of HFS. The complaint in the Corwin Action alleges that the defendants breached their fiduciary duties of loyalty, good faith, care and candor in connection with the Cendant Merger, in that they failed to properly investigate the operations and financial statements of CUC before approving the Cendant Merger at an allegedly inadequate price. The Corwin Action seeks, among other things, recision of the Cendant Merger and compensation for all losses and damages suffered in connection therewith.

Another action was filed on May 4, 1998 in the Superior Court of New Jersey, Morris County (the "Rosenberg action"). The action is brought as a purported class action on behalf of all purchasers of Income PRIDES, Growth PRIDES, stock or any other securities issued by Cendant pursuant to the registration statement and prospectus filed with the SEC on or about February 25, 1998. The purported class period is February 25, 1998 to April 15, 1998. The Rosenberg action names as defendants, Cendant, Cendant Capital I, E. Kirk Shelton and Walter A. Forbes. The complaint asserts that the registration statement and prospectus were false and misleading in violation of Section 11 of the Securities Act of 1933. It seeks damages in an unspecified amount.

While it is not feasible to predict or determine the final outcome of these proceedings, an adverse outcome with respect to such proceedings could have a material adverse impact on the Company's financial position, results of operations and cash flow.

Results of Operations - Three Months Ended March 31, 1998 vs Three Months
                        Ended March 31, 1997

The results of the aforementioned investigation by the Audit Committee of the Company's Board of Directors into the accounting irregularities may impact the underlying Alliance Marketing segment first quarter 1998 operating results, although management does not expect such charges to be material. Previously reported quarterly and annual results, including the underlying first quarter 1997 financial information will require restatement. In the underlying results of operations discussion related to the Company and its business segments, operating income excludes interest expense and income taxes.

Indicative of the Company's operating leverage, net income increased $63.6 million (38%) to $229.5 million, while net revenue increased $278.6 million (24%) to $1.4 billion. Operating income increased $101.5 million (35%) to $391.9 million.

The $11.1 million (90%) increase in net interest expense was primarily attributable to borrowings under revolving credit facilities which financed $1.1 billion of first quarter 1998 acquisitions, including Jackson Hewitt and The Harpur Group. The weighted average effective interest rate decreased from 6.0% to 5.3% as a result of fixed rate borrowings with low interest rates comprising the majority of total debt outstanding. The Company's effective income tax rate decreased from 40% to 36% as a result of the impact of lower tax rates in international jurisdictions, lesser non-deductible amortization expense as a percentage of pre-tax income and other tax planning initiatives.

Alliance Marketing Segment

The Alliance Marketing Segment provides consumers with access to a variety of goods and services through more than 20 membership programs. The Company generates revenue streams from the sale of 1 to 3 year membership programs. Total memberships and customers at March 31, 1998 exceeded 70 million, making the Company the largest consumer alliance marketing business worldwide.

Alliance Marketing growth is generated primarily from direct marketing to consumers or reaching consumers through businesses such as banks, credit card and travel companies that provide access to new members as a service enhancement to their customers. Commencing with the Cendant Merger, alliance marketing businesses have unfettered access to the Company's Travel Segment businesses that account for 1 of 6 U.S. hotel rooms sold, 1 of 4 cars rented in the U.S. and more than 70% of timeshare resort vacation exchanges worldwide. Membership businesses also have access to real estate businesses that participate in more than 25% of U.S. home sales, more than 50% of corporate employee relocations and home buyers underlying nearly $20 billion of annual mortgage originations.


      (In millions)                            Three Months Ended March 31,
        Operating income                    1998              1997      Variance
        ----------------           -------------      ------------     ---------
         Net revenue               $       520.9      $      438.2           19%
         Operating expenses                434.7             336.7           29%
                                   -------------      ------------
         Operating income          $        86.2      $      101.5         (15%)
                                   =============      ============


Operating income decreased $15.3 million (15%) from $101.5 million in 1997. 1997 results included the impact of accounting irregularities in certain former CUC business units which comprise the Alliance Marketing segment representing 22% of first quarter 1998 operating income. Upon completion of the special investigation directed by the Audit Committee of the Company's Board of Directors, the Company will restate first quarter 1997 and full year 1997 earnings. Management believes that 1998 first quarter results were compiled in accordance with appropriate accounting practices, and reflect the elimination of known historical accounting irregularities currently under investigation by the Audit Committee of the Company's Board of Directors. First quarter 1998 results indicate operating margins including and excluding depreciation and amortization expense approximating 17% and 19%, respectively.

Travel Services Segment

The Company operates business units that provide a spectrum of services necessary to domestic and international travelers. The Company is the world's largest franchisor of nationally recognized hotel brands and car rental operations (Avis), which are responsible for 16% and 25% of all hotel rooms sold and cars rented in the United States, respectively. Royalty revenue is received from franchisees under contracts that generally range from 10 to 50 years in duration. The Company is the world's largest provider of timeshare exchange services (RCI) to timeshare owners under one to three year membership programs which require both exchange fees for swapping vacation weeks and recurring and renewal membership fees. Travelers that may or may not participate in the above cross-marketed services frequently receive Value-Added Tax ("VAT") refunds from international countries through Global Refund (TM), the largest
VAT refund facilitator worldwide. Travel Services operating units also provide fleet management and leasing services and assist vehicle sales through the largest consolidated classified advertiser worldwide.

     (In millions)                          Three Months Ended March 31,
     Operating income                       1998              1997     Variance
     ----------------                -----------       -----------   ---------
         Net revenue                 $     410.5       $     362.0          13%
         Operating expenses                257.3             244.1           5%
                                     -----------       -----------
         Operating income            $     153.2       $     117.9          30%
                                      ==========       ===========



Operating income increased $35.3 million (30%) as a result of a $48.5 (13%) increase in revenue while expenses increased only $13.2 million (5%). All business units comprising the Travel segment contributed double digit growth in operating income except for ETS which comprised less than 2% of Travel Segment operating income. Lodging operating income increased $8.2 million (23%) as a result of a $4.8 million revenue increase and a $3.4 million reduction in expenses. The revenue increase resulted from a 2% increase in franchisee revenue per available room ("REVPAR") and a 2% royalty rate increase as well as increased initial franchise fees received from new franchisees seeking to join Company franchise systems. Expenses decreased due to lower amortization expense corresponding to a reduction of intangible assets as part of the fourth quarter 1997 restructuring of franchise brands and a reduction of corporate overhead allocated to the Travel Services segment as the Company leveraged its corporate infrastructure among more businesses.

The $13.0 million (66%) increase in Timeshare operating income resulted from a $12.6 million (13%) increase in revenue and a $0.5 million reduction in expenses. The Timeshare revenue increase included continued increases in both exchange volume and membership (6%) as well as average pricing (2%). The decrease in expenses reflect continued benefits of the post acquisition reorganization of timeshare operations. Car rental operating income increased $10.0 million (65%) as a result of international trademark license fees and increased royalties from Avis, which include acquired Los Angeles, California area franchised locations in 1998. Avis franchisees also experienced a 6% increase in car rental pricing. Fleet Management operating income increased $5.6 million primarily as a result of $3.6 million of reduced expenses primarily associated with the restructuring of operations following the Company's May 1, 1997 merger with PHH Corporation.

Real Estate Services Segment

The Company operates business units that provide a range of services related to home sales, principally in the United States. The Company is the world's largest franchisor of real estate brokerage offices through its CENTURY 21(C), Coldwell Banker(C) and ERA(C) franchise brands, which were involved in more than 25% of homes sold in the United States in 1997. Similar to the Travel Services Segment franchise business, the Company receives royalty revenue from approximately 11,000 franchisees under contracts with terms ranging from 5 to 30 years. The Company operates the world's largest provider of corporate employee relocation services and receives fees for providing services such as selling relocating employees homes (without recourse to the Company), assisting the relocating employee in finding a home or providing an array of services such as moving household goods, expense reporting and others. The Company also operates the largest in-bound mortgage telemarketing operation in the United States. Cendant Mortgage Corporation generates origination profits from the sale of mortgage notes, generally within 45 days of origination but retains recurring servicing revenue streams over the life of the mortgage. Each Real Estate Services business provides customer referrals from other Real Estate Services businesses as well as fertile data-base for prospective Alliance Marketing Segment cross-selling.

     (In millions)
                                            Three Months Ended March 31,
     Operating income                  1998              1997         Variance
     ----------------            ----------       -----------       ----------
         Net revenue                  279.1       $     190.1               47%
         Operating expenses           172.2             140.3               23%
                                 ----------       -----------
         Operating income          $  106.9       $      49.8              115%
                                   ========       ============


Operating income increased $57.1 million (115%) as a result of corresponding double digit increases in the Real Estate franchise, Relocation and Mortgage Service business unit. Revenue increased $89.0 million (47%) while expenses increased only $31.9 million (23%). Real estate franchise operating income grew $26.4 million (134%) primarily as a result of a $22.8 million increase in royalty revenue. The increase in royalty revenue was attributable to a 21% increase in franchisee home sales volume and a 14% increase in the underlying average sale price of homes sold. The Company relocation services business operating income increased $10.5 million (75%) primarily as a result of $6.5 million of incremental home sale assistance fees (13% increase) and a $2.2 million increase in other relocation service fees. Operating income at the Mortgage Service business unit increased $22.9 million (179%) due to a $2.8 billion (159%) increase in mortgage originations and a $5.8 billion (23%) increase in the average loan servicing portfolio. These factors contributed to $34.5 million and $9.0 million increases in production and service fee revenue, respectively, while operating expenses reflecting the increase in loan origination volume increased only $21.5 million (103%).

Other Segment

The Company operates a variety of other businesses, other than those which comprise each of the Company's core business segments. Such business operations and transactions are primarily comprised of (i) the development and sale of educational and entertainment software for home and school use; (ii) franchising the second largest tax preparation service system in the United States as a result of the Company's first quarter 1998 acquisition of Jackson Hewitt, Inc.;
(iii) information technology and reservation system support services provided to the car rental and hotel industry (the "Wizcom Business"); (iv) casino credit information and marketing services (the "Casino Marketing Business") and the equity in earnings from the Company's investment in the Avis Rent A Car Inc. ("Avis") car rental company.


(In millions)
                                             Three Months Ended March 31,
Operating income                         1998            1997          Variance
----------------                    ---------      -----------      -----------
     Net revenues                   $   226.1      $     167.7              35%
     Operating expenses                 180.5            146.5               23%
                                    ---------     ------------
     Operating income               $    45.6     $       21.2              115%
                                    =========     ============


Operating income increased $24.4 million (115%) primarily as a result of $27.5 million of profits from acquired Jackson Hewitt operations and a $17.5 million pre-tax gain on the sale of Avis common stock in Avis' March secondary offering. Increases in operating income were partially offset by a $28.9 decrease in operating income generated from software business operations. Delayed release of the Starcraft entertainment title until April 1998 and the January 1997 release of titles scheduled for December 1996 contributed to the decrease in operating income. Software company amortization expense increased $3.0 million as a result of goodwill amortization associated with purchase business combinations.

Liquidity and Capital Resources

Acquisition Overview

The Company continues to seek to expand and strengthen its leadership position in each of its business segments with strategic acquisitions. The Company's acquired businesses share similar characteristics, foremost of which is that each was immediately accretive to Company cash flow and earnings. Revenue is generally generated substantially from service fees and is not dependent on tangible assets or the need for capital expenditures other than certain technology investments. These service businesses each generate significant cash flow which is enhanced by the Company's operating leverage that supports acquired revenue streams without corresponding increases in operating infrastructure expenses.

Completed and Proposed Acquisitions

RAC Motoring Services. On May 1, 1998, the Company signed a letter of intent and entered into exclusive negotiations with Royal Automobile Club Limited ("RACL") to acquire their RAC Motoring Services subsidiary for approximately $750 million in cash. Closing is subject to approval by seventy-five percent of RACL's voting members and is anticipated in the summer of 1998. RAC Motoring Services is the second-largest roadside assistance company in the United Kingdom ("UK") and also owns the UK's largest driving school company.

National Parking Corporation. On April 27, 1998, the Company acquired National Parking Corporation ("NPC") for $1.3 billion in cash. NPC is the largest private (non-municipal) single car park operator in the UK with approximately 500 locations. NPC has also developed a broad-based roadside assistance group under the name of Green Flag. Green Flag offers a wide-range of emergency support and rescue services to approximately 3.5 million members.

American Bankers Insurance Group, Inc. On March 23, 1998, the Company entered into a definitive agreement to acquire American Bankers Insurance Group, Inc. ("American Bankers") for $67 per share in cash and stock, for aggregate consideration of approximately $3.1 billion. The Company intends to purchase
23.5 million shares of American Bankers at $67 per share through its pending cash tender offer, to be followed by a merger in which the Company will deliver Cendant shares with a value of $67 for each remaining share of American Bankers common stock outstanding. The Company has received anti-trust clearance to acquire American Bankers. The tender offer is subject to the receipt of tenders representing at least 51 percent of the common shares of American Bankers as well as customary closing conditions, including regulatory approvals. The transaction is expected to be completed following the restatement of the Company's financial statements, receipt of approval of American Bankers' shareholders and receipt of regulatory approvals. American Bankers provides affordable, specialty insurance products and services through financial institutions, retailers and other entities offering consumer financing.

In connection with the company's proposal to acquire American Bankers, on January 23, 1998, the Company received a bank commitment to provide a $1.5 billion, 364-day revolving credit facility which will bear interest, at the option of the Company, at rates based on Prime or LIBOR plus an applicable variable margin.

Harpur Group. On January 20, 1998, the Company completed the acquisition of The Harpur Group Ltd. ("Harpur"), a leading fuel card and vehicle management company in the UK, from privately held H-G Holdings, Inc. for approximately $186.0 million in cash plus future contingent payments of up to $20.0 million over the next two years.

Jackson Hewitt. On January 7, 1998, the Company completed the acquisition of Jackson Hewitt Inc. ("Jackson Hewitt") for approximately $480.0 million in cash or $68 per share of Jackson Hewitt common stock. Jackson Hewitt operates the second largest tax preparation service franchise system in the United States with locations in 41 states. Jackson Hewitt franchises a system of approximately 2,050 offices that specialize in computerized preparation of federal and state individual income tax returns.

Other Completed 1998 Acquisitions. The Company paid cash to acquire certain other entities and assets for an aggregate purchase price of approximately $378.7 million in cash. Additionally during the first quarter of 1998, the Company paid $100.0 million to the seller of RCI in satisfaction of a contingent purchase liability.

Providian. On December 9, 1997, the Company executed a definitive agreement to acquire Providian Auto and Home Insurance Company for approximately $219.0 million in cash. Closing is subject to receipt of required regulatory approval which will require restated financial statements of the Company and other customary conditions. Providian sells automobile insurance to consumers through direct response marketing in 45 states and the District of Columbia.

Financing (Exclusive of Management and Mortgage Program Financing)

The Company believes that it has excellent liquidity and access to liquidity through various sources. The Company has also demonstrated its ability to access equity and public debt markets and financial institutions to generate capital for strategic acquisitions. The Company is unable to access equity and public debt markets until the completion of the restatement of its prior year financial statements. Accordingly, the Company has secured additional liquidity through other sources including a 364-day, $2 billion term loan facility which will be provided to the Company on May 29, 1998, pursuant to bank commitments received in May 1998. Such commitments are subject to certain conditions, including the execution of definitive documentation. Proceeds will repay $2.0 billion of borrowings under existing Company revolving credit facilities and accordingly, create $2.0 billion of availability under the revolving credit facilities. Current Company committed revolving credit facilities include $4.5 billion of parent company arrangements and $175.0 million of subsidiary credit facilities. Revolving Credit facilities totaling $1.0 billion will terminate upon the execution of the $2.0 billion term loan anticipated on May 29, 1998. Revolving credit facilities include a bank commitment to provide a $1.5 billion 364 day revolving facility which is available to fund the American Bankers acquisition upon consummation. Additionally, the Company may also seek to access public debt markets through a wholly-owned subsidiary.

The Company's primary credit facility, as amended, consists of (i) a $750.0 million, five year revolving credit facility (the "Five Year Revolving Credit Facility") and (ii) a $1.25 billion, 364 day revolving credit facility (the "364 Day Revolving Credit Facility") and collectively with the Five Year Revolving Credit Facility, (the "Revolving Credit Facilities"). The 364 Day Revolving Credit Facility will mature on September 30, 1998 but may be renewed on an annual basis for an additional 364 days upon receiving lender approval. The Five Year Revolving Credit Facility will mature on October 1, 2001. The Revolving Credit Facilities, at the option of the Company, bear interest based on competitive bids of lenders participating in the facilities, at prime rates or at LIBOR plus a margin of approximately 22 basis points. The Company is required to pay a per annum facility fee of .08% and .06% of the average daily availability of the Five Year Revolving Credit Facility and 364 Day Revolving Credit Facility, respectively. The interest rates and facility fees are subject to change based upon credit ratings on the Company's senior unsecured long-term debt by nationally recognized statistical rating companies. The Revolving Credit Facilities contain certain restrictive covenants including restrictions on indebtedness, mergers, liquidations and sale and leaseback transactions and requires the maintenance of certain financial ratios, including a 3:1 minimum interest coverage ratio and a 3.5:1 maximum coverage ratio, as defined.

Company long-term debt was $1.1 billion at March 31, 1998, which primarily consisted of $70.0 million of borrowings under the Company's primary revolving credit facilities and $933.1 million of primarily publicly issued fixed rate debt. Substantially all borrowings under the Company's primary revolving credit facilities of $1.1 billion in the first quarter 1998, which financed the Jackson Hewitt, Harpur and other transactions, were completely repaid in March 1998 with the proceeds of the Company's FELINE PRIDES Offering (see below). Of the $933.1 million of fixed rate debt, $783.2 million represents publicly issued convertible securities which mature beginning in 2001 but may be redeemed in part and under certain conditions commencing in 1998. Approximately $149.9 million of senior notes mature in December 1998.

The  Company  filed  an  amended  shelf   registration   statement  (the  "Shelf
Registration Statement") on February 6, 1998 with the Securities and Exchange Commission for the issuance of up to an aggregate $4.0 billion of debt and equity securities. Pursuant to the Shelf Registration Statement, the Company issued 29.9 million FELINE PRIDES(sm) and 2.3 million trust preferred securities on March 2, 1998 and received approximately $1.4 billion in gross proceeds therefrom. The issuance of the FELINE PRIDES resulted in the utilization of approximately $3 billion of availability under the Shelf Registration Statement. The FELINE PRIDES consist of 27.6 million Income PRIDES and 2.3 million Growth PRIDES, each with a face amount of $50 per PRIDE. The Income PRIDES consist of trust securities and stock purchase contracts under which the holders will purchase common stock from the Company in February of 2001. The Growth PRIDES consist of stock purchase contracts under which the holders will purchase common stock from the Company in February 2001 and zero coupon U.S. Treasury securities. The trust preferred securities will bear interest at the annual rate of 6.45 percent, and the forward purchase contract forming a part of the Income PRIDES will pay 1.05 percent annually in the form of a contract adjustment payment. The forward purchase contract forming a part of the Growth PRIDES will pay 1.3 percent annually in the for of a contract adjustment payment. The forward purchase contracts call for the holder to purchase a minimum of 1.0395 shares and a maximum of 1.3514 shares of the Company common stock per PRIDES security, depending upon the average of the closing price per share of Company common stock for a 20 consecutive trading day period ending in mid-February of 2001.

On May 4, 1998, the Company redeemed all of the outstanding ($144.5 million principal amount) of 4-3/4 Convertible Notes at a price of 103.393% of the principal amount together with interest accrued to the redemption date. Prior to May 4, 1998, $90.5 million of such notes were exchanged for 2.5 million shares of Company common stock.

The Company exercised its option to call for the redemption of all of the outstanding 6-1/2% Convertible Subordinated Notes (the "6-1/2% Notes") which was effective May 8, 1998, in accordance with the provisions of the respective indenture. Prior to the redemption date, all of the outstanding 6-1/2% Notes were converted into 2.1 million shares of Company common stock.

Long-term debt decreased $241.9 million to $1.1 billion at March 31, 1998 when compared to amounts outstanding at December 31, 1997, primarily as a result of a decrease in borrowings from the Company's primary revolving facilities as a result of the issuance of the FELINE PRIDES.

Management and Mortgage Program Financing

PHH operates their mortgage services, fleet management services and relocation services businesses as a separate public reporting entity and supports purchases of leased vehicles and originated mortgages primarily by issuing commercial paper and medium term notes. PHH's publicly filed financial statements and underlying publicly issued debt was not impacted by the accounting irregularities previously disclosed and PHH continues to issue debt securities in public markets. Such borrowings are not classified based on contractual maturities, but rather are included in liabilities under management and mortgage programs rather than long-term debt since such debt corresponds directly with high quality related assets.

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

                                      March 31,        December 31,
                                           1998              1997
                                    -----------       ------------
Commercial paper                    $       2.2       $       2.6
Medium-term notes                           3.4               2.7
Other                                       0.2               0.3
                                    -----------       -----------
                                    $       5.8       $       5.6
                                    ===========       ===========

To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed facilities aggregate 80 percent of the average amount of outstanding commercial paper. PHH maintains a $2.5 billion syndicated unsecured credit facility which is backed by domestic and foreign banks and is comprised of $1.25 billion of lines of credit maturing in 364 days and $1.25 billion maturing in the year 2000. In addition, PHH has approximately $181 million of uncommitted lines of credit with various financial institutions which were unused at December 31, 1997. Management closely evaluates not only the credit of the banks but also the terms of the various agreements to ensure ongoing availability. The full amount of PHH's committed facilities in 1997 to date are undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit PHH=s access to commercial paper or medium-term notes funding.

PHH minimizes its exposure to interest rate and liquidity risk by effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources, and securing available credit under committed banking facilities.

The Company and PHH currently operate under policies limiting (a) the payment of dividends on PHH's capital stock to 40% of net income of PHH on an annual basis excluding one-time charges, less the outstanding principal balance of loans from PHH to the Company as of the date of the proposed dividend payment, and (b) the outstanding principal balance of loans from PHH to the Company to 40% of net income of PHH on an annual basis excluding one-time charges, less payment of dividends on PHH's capital stock during the year.

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

Credit Ratings

The Company's long-term debt credit ratings from S&P, Duff and Moody's remain at A, A and A3, respectively, however, such ratings are being reviewed by such agencies with negative implications following the Company's March 23, 1998 announcements relating to the Company's agreements to acquire American Bankers and NPC and its April 15, 1998 announcement regarding accounting irregularities discovered at certain former CUC business units. Following the Cendant Merger in December 1997, S&P, Moody's and Fitch Investors Service, LP ("Fitch") affirmed investment grade ratings to PHH debt of A+, A2 and A+, respectively and A1, P1 and F1, respectively to PHH commercial paper. Such ratings remain following the April 15, 1998 announcement, however, with negative implications. Duff recently assigned credit ratings of A+ and D1 to PHH debt and commercial paper, respectively. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independent of any other rating.

Cash Flows

The Company generated $198.0 million of cash flows from operations in 1998, representing a $218.0 million decrease from the same period in 1997. The decrease in cash flows from operations was primarily due to $131.6 million of merger-related payments in 1998 and a $192.3 million incremental increase in mortgages held for sale associated with a 159% increase in mortgage loan originations partially offset by increases in net income and depreciation and amortization. The Company used $1.6 billion in cash flows from investing activities, which consisted of $1.1 billion of acquisitions and acquisition-related payments and $318.8 million of net investment in assets under management and mortgage programs. Cash provided by financing activities of $1.5 billion primarily reflects the issuance of the FELINE PRIDES.

Impact of New Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" effective for annual periods beginning after December 15, 1997 and interim periods subsequent to the initial year of application. SFAS No. 131 establishes standards for the way that public business enterprises report information about their operating segments in their annual and interim financial statements. It also requires public enterprises to disclose company-wide information regarding products and services and the geographic areas in which they operate. The Company will adopt SFAS No.
131 in 1998.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pension and Other Postretirement Benefits" effective for period beginning after December 15, 1997. The Company will adopt SFAS No. 132 effective for the 1998 calendar year end.

The aforementioned recently issued accounting pronouncements establish standards for disclosures only and therefore will have no impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    One means of assessing exposure in interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical 10% change (decrease) in interest rates across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such decrease would not adversely impact the 1998 net earnings of the Company based on March 31, 1998 positions.

    One means of assessing exposure to changes in currency exchange rates is to model effects on future earnings using a sensitivity analysis. March 31, 1998 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify the Company's assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% change (decrease) in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would not adversely impact the 1998 net earnings of the Company based on March 31, 1998 positions.

The categories of primary market risk exposure of the Company are: (i) long-term U.S. interest rates due to mortgage loan origination commitments and an investment in mortgage loans held for resale; (ii) short-term interest rates as they impact vehicle and relocation receivables; and (iii) LIBOR and commercial paper interest rates due to their impact on variable rate borrowings.

PART II.          OTHER INFORMATION

ITEM 1.           Legal Proceedings

The discussion contained under the heading "Company Restatement, Investigation and Litigation" in Note 10 contained in Part 1 - FINANCIAL INFORMATION, Item 1 - Financial Statements, is incorporated herein by reference.

ITEM 6.           Exhibits and Reports On Form 8-K

(a)  Exhibits


(b)   Reports on Form 8-K

      The Company filed a report on Form 8-K dated January 14, 1998 reporting in Item 5 the acquisition of Jackson Hewitt, Inc.

      The Company filed a report on Form 8-K dated January 22, 1998 reporting in
Item 4 the change in principal independent accountants and in Item 5 the acquisition of The Harpur Group Ltd.

      The Company filed a report on Form 8-K dated January 27, 1998 reporting in
Item 5 the proposed acquisition of American Bankers Insurance Group, Inc. ("ABI") and certain supplemental financial highlights of the Company.

      The Company filed a report on Form 8-K dated January 29, 1998 reporting in
Item 5 the supplemental consolidated financial statements and management's discussion and analysis of financial condition and results of operations of the Company.

     The Company filed a report on Form 8-K dated  February 4, 1998 reporting in
Item 5 financial results covering at least 30 days of post-merger combined operations of the Company.

      The Company filed a report on Form 8-K dated February 6, 1998 reporting in
Item 5 and Item 7 the filing of certain exhibits to be incorporated by reference into the Company's registration statements.

      The Company filed a report on Form 8-K dated February 17, 1998 reporting in Item 5 and Item 7 the filing of certain exhibits to be incorporated by reference into the Company's registration statements.

      The Company  filed a report on Form 8-K dated March 6, 1998  reporting  in
Item 5 and Item 7 the offering by the Company of 29,900,000 FELINE PRIDES and the filing of certain exhibits related thereto.

     The Company  filed a report on Form 8-K dated March 25, 1998  reporting  in
Item 5 and Item 7 the execution of a definitive agreement to acquire ABI and the filing of exhibits related thereto.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Cendant Corporation



                               By:
                                       /s/ Scott E. Forbes
                                       Scott E. Forbes
                                       Executive Vice President
Date: May 15, 1998                     and Chief Accounting Officer

                                  EXHIBIT INDEX


Exhibit
 No.           Descriptions