Form 10-Q
period 1998-06-30
CENDANT CORP
filed 1998-08-17
CIK 723612

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   Form 10-Q
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                          COMMISSION FILE NO. 1-10308

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

     The number of shares outstanding of each of the Registrant's classes of common stock was 857,983,796 shares of Common Stock outstanding as of August 11, 1998.

===============================================================================

                      CENDANT CORPORATION AND SUBSIDIARIES

                                     INDEX
-------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION
                                                                       PAGE NO.

Item 1 - Financial Statements
         Consolidated Balance Sheets -
           June 30, 1998 and December 31, 1997

         Consolidated Statements of Income - Three and Six
           Months Ended June 30, 1998 and 1997

         Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1998 and 1997

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Item 3 - Quantitative and Qualitative Disclosures About Market Risk


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings
     Item 6 - Exhibits and Reports on Form 8-K

     Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: the outcome of the investigation of the Audit Committee of the Company's Board of Directors into the accounting irregularities; the outcome of pending or future litigation relating to such accounting irregularities; uncertainty as to the Company's future profitability; the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's existing and potential future lines of business; the Company's ability to integrate and operate successfully acquired businesses and the risks associated with such businesses; the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements; uncertainty as to the future profitability of acquired businesses, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      CENDANT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                    JUNE 30,       DECEMBER 31,
                                                      1998            1997
                                                      ----            ----
                                                                  (As restated)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                      $   1,549.7      $         -
   Receivables, net                                   1,148.7          1,193.0
   Other current assets                               1,017.5            714.1
   Net assets of discontinued operations                522.3            285.0
                                                  -----------      -----------

TOTAL CURRENT ASSETS                                  4,238.2          2,192.1
                                                  -----------      -----------

   Deferred membership acquisition costs                448.0            370.5
   Franchise agreements, net                            974.9            890.3
   Goodwill, net                                      4,130.9          2,206.4
   Other intangibles, net                             1,041.6            847.3
   Other assets                                       1,899.2            986.4
                                                  -----------      -----------

TOTAL ASSETS EXCLUSIVE OF ASSETS UNDER PROGRAMS      12,732.8          7,493.0
                                                  -----------      -----------

ASSETS UNDER MANAGEMENT AND MORTGAGE PROGRAMS
   Net investment in leases and leased vehicles       3,918.9          3,659.1
   Relocation receivables                               590.6            775.3
   Mortgage loans held for sale                       2,754.0          1,636.3
   Mortgage servicing rights                            480.5            373.0
                                                  -----------      -----------
                                                      7,744.0          6,443.7
                                                  -----------      -----------
TOTAL ASSETS                                      $  20,476.8      $  13,936.7
                                                  ===========      ===========

          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                       JUNE 30,   DECEMBER 31,
                                                                         1998        1997
                                                                         ----        ----
                                                                                 (As restated)
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and other current liabilities                       $   1,970.5  $   1,539.8
Term loan-current portion                                                1,850.0         --
                                                                     -----------  -----------
TOTAL CURRENT LIABILITIES                                                3,820.5      1,539.8
                                                                     -----------  -----------

Deferred income                                                            631.4        861.5
Long-term debt                                                           2,185.4      1,246.0
Other noncurrent liabilities                                               367.3        173.2
                                                                     -----------  -----------
TOTAL LIABILITIES EXCLUSIVE OF LIABILITIES UNDER PROGRAMS                7,004.6      3,820.5
                                                                     -----------  -----------
LIABILITIES UNDER MANAGEMENT AND MORTGAGE PROGRAMS
   Debt                                                                  6,830.0      5,602.6
                                                                     -----------  -----------
   Deferred income taxes                                                   264.8        295.7
                                                                     -----------  -----------

Mandatorily redeemable preferred securities issued by subsidiaries       1,426.5         --

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value - authorized
   10 million shares; none issued and outstanding                           --           --
Common stock, $.01 par value - authorized
   2 billion shares; issued 857,986,368
   and 838,333,800 shares, respectively                                      8.7          8.4
Additional paid-in capital                                               3,411.5      3,080.8
Retained earnings                                                        1,658.5      1,244.7
Accumulated other comprehensive loss                                       (53.4)       (38.2)
Restricted stock, deferred compensation                                     --           (3.4)
Treasury stock, at cost 6,750,546 shares                                   (74.4)       (74.4)
                                                                     -----------  -----------
Total shareholders' equity                                               4,950.9      4,217.9
                                                                     -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  20,476.8  $  13,936.7
                                                                     ===========  ===========

          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                     ----------------------  ----------------------
                                                        1998        1997        1998        1997
                                                     ----------  ----------  ----------  ----------
                                                               (As restated)           (As restated)
REVENUES
   Service fees and membership, net                  $  1,261.2  $    921.3  $  2,318.3  $  1,808.5
   Fleet leasing (net of depreciation and interest
     costs of $318.1, $298.2, $629.7 and $584.3,
     respectively)                                         19.1        15.9        39.0        30.1
   Other                                                   26.0        86.8       103.9       143.2
                                                     ----------  ----------  ----------  ----------
NET REVENUES                                            1,306.3     1,024.0     2,461.2     1,981.8
                                                     ----------  ----------  ----------  ----------

EXPENSES
   Operating                                              459.9       303.8       788.7       621.7
   Marketing and reservation                              271.4       261.7       526.2       493.8
   General and administrative                             129.4       140.2       270.4       293.7
   Merger-related costs and other
     unusual charges (credits)                            (42.0)      299.6       (42.0)      299.6
   Depreciation and amortization                           84.6        58.5       149.3       115.6
   Costs associated with accounting errors                 32.2        --          32.2        --
   Interest, net                                           23.6        12.8        42.8        22.8
                                                     ----------  ----------  ----------  ----------
TOTAL EXPENSES                                            959.1     1,076.6     1,767.6     1,847.2
                                                     ----------  ----------  ----------  ----------

Income (loss) from continuing operations
   before income taxes and minority interest              347.2       (52.6)      693.6       134.6
Provision for income taxes                                117.8        35.3       243.8       122.1
Minority interest, net                                     14.9        --          19.8        --
                                                     ----------  ----------  ----------  ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                  214.5       (87.9)      430.0        12.5
                                                     ----------  ----------  ----------  ----------

Loss from discontinued operations
   net of income taxes (Note 6)                            (3.6)       (4.4)      (16.2)       (1.5)
                                                     ----------  ----------  ----------  ----------
NET INCOME (LOSS)                                    $    210.9  $    (92.3) $    413.8  $     11.0
                                                     ==========  ==========  ==========  ==========
EARNINGS (LOSS) PER SHARE:
   BASIC
     Income (loss) from continuing operations        $      .24  $     (.11) $      .51  $      .02
     Income (loss) from discontinued operations             .00         .00        (.02)       (.01)
                                                     ----------  ----------  ----------  ----------
     Net income (loss)                               $      .24  $     (.11) $      .49  $      .01
                                                     ==========  ==========  ==========  ==========
   DILUTED
     Income (loss) from continuing operations        $      .24  $     (.11) $      .48  $      .02
     Income (loss) from discontinued operations             .00         .00        (.02)       (.01)
                                                     ----------  ----------  ----------  ----------
     Net income (loss)                               $      .24  $     (.11) $      .46  $      .01
                                                     ==========  ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                        -----------------------
                                                                                           1998          1997
                                                                                        ---------     ---------
                                                                                                    (As restated)
OPERATING ACTIVITIES
Net cash provided by (used in) operations, exclusive of
   management and mortgage programs                                                     $   459.7     $  (136.5)
Merger-related charges (credits)                                                            (42.0)        299.6
Merger-related payments                                                                    (126.3)       (132.5)
Discontinued operations                                                                     (35.7)        (10.4)


Management and mortgage programs:
   Depreciation and amortization under management and mortgage programs                     610.7         531.6
   Mortgage loans held for sale                                                          (1,117.7)        427.7
                                                                                        ---------     ---------
                                                                                           (507.0)        959.3
                                                                                        ---------     ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        (251.3)        979.5
                                                                                        ---------     ---------
INVESTING ACTIVITIES
Property and equipment additions                                                           (169.3)        (50.1)
Loans and investments                                                                      (107.2)        (16.3)
Net change in marketable securities                                                          12.9        (729.2)
Net assets acquired, exclusive of cash acquired
   and acquisition-related payments                                                      (2,669.9)       (331.6)
Investing activities of discontinued operations                                            (201.6)        (27.1)
Other, net                                                                                   51.4          (7.0)
                                                                                        ---------     ---------
                                                                                         (3,083.7)     (1,161.3)
                                                                                        ---------     ---------
Management and mortgage programs:
   Investment in leases and leased vehicles                                              (1,337.3)     (1,243.4)
   Payments received on investment in leases and leased vehicles                            475.2         437.2
   Proceeds from sales and transfers of leases and leased vehicles to third parties          27.3          63.5
   Equity advances on homes under management                                             (3,293.4)     (2,136.7)
   Repayment of advances on homes under management                                        3,483.1       2,203.7
   Additions to originated mortgage servicing rights                                       (220.4)        (86.0)
   Proceeds from sales of mortgage servicing rights                                          53.6          29.1
                                                                                        ---------     ---------
                                                                                           (811.9)       (732.6)
                                                                                        ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                                                    (3,895.6)     (1,893.9)
                                                                                        ---------     ---------

          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN MILLIONS)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                      -----------------------
                                                                         1998          1997
                                                                      ---------     ---------
                                                                                  (As restated)
FINANCING ACTIVITIES
Proceeds from borrowings                                              $ 3,307.0     $   424.9
Principal payments on borrowings                                         (420.5)        (39.1)
Issuance of convertible debt                                                  -         542.6
Issuance of common stock                                                  152.0          66.8
Purchases of common stock                                                     -        (171.3)
Proceeds from mandatorily redeemable preferred securities
   issued by subsidiaries, net                                          1,447.0             -
Other, net                                                                    -          15.3
                                                                      ---------     ---------
                                                                         4,485.5        839.2
                                                                      ---------     ---------
Management and mortgage programs:
   Proceeds from debt issuance or borrowings                            1,659.5         859.2
   Principal payments on borrowings                                    (1,125.5)     (1,111.6)
   Net change in short-term borrowings                                    693.4         (54.9)
                                                                      ---------     ---------
                                                                        1,227.4        (307.3)
                                                                      ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               5,712.9         531.9
                                                                      ---------     ---------
Effect of changes in exchange rates on cash and cash equivalents          (16.3)         19.7
                                                                      ---------     ---------
Net increase in cash and cash equivalents                               1,549.7        (362.8)
Cash and cash equivalents, beginning of period                                -         477.8
                                                                      ---------     ---------
Cash and cash equivalents, end of period                              $ 1,549.7     $   115.0
                                                                      =========     =========

          See accompanying notes to consolidated financial statements

                      CENDANT CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     Cendant Corporation, together with its subsidiaries and its joint ventures (the "Company"), is a leading global provider of consumer and business services. The Company was created through the merger (the "Cendant Merger") of HFS Incorporated ("HFS") and CUC International Inc. ("CUC") in December 1997. The Company provides all the services formerly provided by each of HFS and CUC, including travel services, real estate services and membership-based consumer services.

     The consolidated balance sheet of the Company as of June 30, 1998 and December 31, 1997 and the consolidated statements of income for the three and six months ended June 30, 1998 and 1997 and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited. The accompanying consolidated financial statements include the accounts and transactions of the Company and all wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     On April 15, 1998, as a result of the discovery of accounting irregularities in the former CUC business units, which are part of the Company's Alliance Marketing segment (formerly the Membership segment), the Audit Committee of the Company's Board of Directors initiated an investigation into such matters. The Audit Committee's investigation has since been completed and, as a result of its findings, the Company has restated its previously reported financial results for 1997, 1996 and 1995. The 1998 and 1997 financial information set forth herein incorporates all relevant information obtained from the investigation, and reflects the correction of accounting policies which were changed as a result of the findings. As a result of the accounting irregularities and errors which were discovered during the investigation, the Company will file audited restated financial statements for the years ended December 31, 1995 through 1997 on an amended Form 10-K/A and will file unaudited restated quarterly financial statements for the three months ended March 31, 1998 and 1997 on an amended Form 10-Q/A. In addition, the Company will file restated financial data schedules for each of the quarterly periods in 1997 and 1996. The Company expects to file such restated financial statements and financial information with the Securities and Exchange Commission ("SEC") in late August 1998. The Company has provided a condensed reconciliation of the financial statement amounts, which were reported in prior filings to the restated amounts which are included in the financial statements presented in this Form 10-Q (See Note 2). The Company believes that the balance sheet at December 31, 1997 as presented in the accompanying consolidated financial statements, will not differ materially from the audited December 31, 1997 balance sheet, which will be included in the amended Form 10-K/A.

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of New Accounting Pronouncements for accounting pronouncements not yet adopted.

2.   RESTATEMENT

On August 13, 1998, the Company reported that the Audit Committee's investigation into the accounting irregularities and errors in the CUC businesses was complete. The accompanying restated financial statements incorporate all relevant information obtained in the investigation and reflect the correction of accounting policies which were changed as a result of the findings. The Company has identified and recorded all corrections arising from the findings of the investigation and the process of restating the Company's consolidated financial statements. The corrections are the result of accounting irregularities, the misapplication of accounting policies, and the application of accounting policies previously applied which were not in accordance with generally accepted accounting principles. Provided below is a summary of the impact of such corrections and a reconciliation of the financial results from amounts previously reported to the restated financial statement amounts, as presented in this quarterly report on Form 10-Q. A more detailed explanation of the adjustments, which comprise the aforementioned adjustment categories and a detailed reconciliation of the effects that such adjustments had on the annual financial statements from 1995 through 1997, will be provided when the Company files, in late August 1998, its restated audited financial statements on an amended Form 10-K/A.

     STATEMENT OF OPERATIONS DATA:

                                                    THREE MONTHS ENDED MARCH 31, 1998
                             --------------------------------------------------------------------------------
                                   AS
                               PREVIOUSLY       ACCOUNTING ERRORS         RECLASS DISCONTINUED        AS
     (In millions)              REPORTED        AND IRREGULARITIES             OPERATIONS          RESTATED
                             -------------     ---------------------      --------------------     --------
     Net revenue             $     1,436.6     $              (122.9)     $             (158.7)  $  1,155.0
     Total expenses                1,068.1                     (80.6)                   (178.9)       808.6
                             -------------     ---------------------      --------------------   ----------
     Income from continuing
       operations before
       income taxes                  368.5                     (42.3)                     20.2        346.4
     Provision for income
       taxes                         134.1                     (15.7)                      7.7        126.1
     Minority interest, net            4.9                         -                         -          4.9
                             -------------     ---------------------     ---------------------   ----------
     Income from continuing
       operations                    229.5                     (26.6)                     12.5        215.4

     Loss from discontinued
       operations                        -                         -                     (12.5)       (12.5)
                             -------------     ---------------------     ---------------------   ----------
      Net income (loss)      $       229.5     $               (26.6)    $                   -   $    202.9
                             =============     =====================     =====================   ==========
      Earnings Per Share
        Basic
          Income from
           continuing
           operations        $        0.27                                                       $      0.26
          Income (loss)
           from discontinued
           operations                    -                                                             (0.02)
                             -------------                                                        ----------
      Net income             $        0.27                                                        $     0.24
                             =============                                                        ==========
        Diluted
          Income from
           continuing
           operations        $        0.26                                                        $     0.24
          Income (loss)
           from discontinued
           operations                    -                                                             (0.01)
                             -------------                                                        ----------
      Net income             $        0.26                                                        $     0.23
                             =============                                                        ==========

                                                    THREE MONTHS ENDED MARCH 31, 1997
                             --------------------------------------------------------------------------------
                                                                 ADJUSTMENTS
                                   AS          -------------------------------------------------
                               PREVIOUSLY       ACCOUNTING ERRORS         RECLASS DISCONTINUED        AS
     (In millions)              REPORTED        AND IRREGULARITIES             OPERATIONS          RESTATED
                             -------------     ---------------------      --------------------     --------
     Net revenue             $     1,164.1     $               (96.4)     $             (109.9)  $    957.8
     Total expenses                  886.0                     (12.4)                   (102.7)       770.9
                             -------------     ---------------------      --------------------   ----------
     Income (loss) from
       continuing
       operations before
       income taxes                  278.1                     (84.0)                     (7.2)       186.9
     Provision for income
       taxes                         112.3                     (21.5)                     (4.3)        86.5
                             -------------     ---------------------     ---------------------   ----------
     Income (loss) from
       continuing operations         165.8                     (62.5)                     (2.9)       100.4

     Income from discontinued
       operations                        -                         -                       2.9          2.9
                             -------------     ---------------------     ---------------------   ----------
      Net income (loss)      $       165.8     $               (62.5)    $                   -   $    103.3
                             =============     =====================     =====================   ==========
      Earnings Per Share
        Basic
          Income from
           continuing
           operations        $        0.21                                                       $      0.13
          Income from
           discontinued
           operations                    -                                                                  -
                             -------------                                                        ----------
      Net income             $        0.21                                                        $     0.13
                             =============                                                        ==========
        Diluted
          Income from
           continuing
           operations        $        0.19                                                        $     0.12
          Income from
           discontinued
           operations                    -                                                                 -
                             -------------                                                        ----------
      Net income             $        0.19                                                        $     0.12
                             =============                                                        ==========

                                                        SIX MONTHS ENDED JUNE 30, 1997
                             --------------------------------------------------------------------------------
                                                                 ADJUSTMENTS
                                   AS          -------------------------------------------------
                               PREVIOUSLY        ACCOUNTING ERRORS        RECLASS DISCONTINUED        AS
     (In millions)              REPORTED        AND IRREGULARITIES             OPERATIONS          RESTATED
                             -------------     ---------------------      --------------------     --------
     Net revenue             $     2,458.7     $              (267.3)     $             (209.6)  $  1,981.8
     Total expenses                2,125.8                     (69.1)                   (209.5)     1,847.2
                             -------------     ---------------------      --------------------   ----------
     Income (loss) from
       continuing
       operations before
       income taxes                  332.9                    (198.2)                     (0.1)        134.6
     Provision for income
       taxes                         180.5                     (56.8)                     (1.6)        122.1
                             -------------     ---------------------     ---------------------    ----------
     Income (loss) from
       continuing operations         152.4                    (141.4)                      1.5          12.5

     Loss from discontinued
       operations                        -                         -                      (1.5)         (1.5)
                             -------------     ---------------------     ---------------------    ----------
      Net income (loss)      $       152.4     $              (141.4)    $                   -    $     11.0
                             =============     =====================     =====================    ==========
      Earnings Per Share
        Basic
          Income from
           continuing
           operations        $        0.19                                                        $     0.02
          Loss from
           discontinued
           operations                    -                                                             (0.01)
                             -------------                                                        ----------
      Net income             $        0.19                                                        $     0.01
                             =============                                                        ==========
        Diluted
          Income (loss)
           from continuing
           operations        $        0.18                                                         $    0.02
          Income (loss)
           from discontinued
           operations                    -                                                             (0.01)
                             -------------                                                        ----------
      Net income             $        0.18                                                        $     0.01
                             =============                                                        ==========

     BALANCE SHEET DATA:                      AT DECEMBER 31, 1997
                             ---------------------------------------------
                                                ADJUSTMENTS
                                   AS          --------------
                               PREVIOUSLY  ERRORS AND ACCOUNTING      AS
     (In millions)              REPORTED       IRREGULARITIES      RESTATED
                             -------------     --------------      --------
     Total assets            $    14,851.2     $    (914.5)       $13,936.7
     Total liabilities            10,373.7          (654.9)         9,718.8
                             -------------     -----------        ---------
     Shareholders' equity    $     4,477.5     $    (259.6)       $ 4,217.9
                             =============     ===========        =========

3.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock and is calculated as follows:

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
                                                   --------------------------     --------------------------
     (In millions, except per share amounts)          1998            1997           1998            1997
                                                   -----------    -----------     ----------     -----------
     Income (loss) from continuing operations      $     214.5    $     (87.9)    $    430.0     $      12.5
     Convertible debt interest                             3.2              -            8.0               -
                                                   -----------    -----------     ----------     -----------
     Income (loss) from continuing operations,
         as adjusted                               $     217.7    $     (87.9)    $    438.0     $      12.5
                                                   ===========    ===========     ==========     ===========

     Weighted average shares - basic                     850.8          804.2          844.8           803.2
     Potential dilution of common stock:
         Stock options                                    29.1              -           38.1               -
         Convertible debt                                 21.0              -           24.9               -
                                                   -----------    -----------     ----------     -----------
     Weighted average shares - diluted                   900.9          804.2          907.8           803.2
                                                   ===========    ===========     ==========     ===========

     Basic EPS - continuing operations             $       .24    $      (.11)    $      .52     $       .02
                                                   ===========    ===========     ==========     ===========

     Diluted EPS - continuing operations           $       .24    $      (.11)    $      .48     $       .02
                                                   ===========    ===========     ==========     ===========

4.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" effective January 1, 1998. The statement establishes standards for reporting and display of an alternative income measurement and its components in the financial statements.

     Components of comprehensive income (loss) are summarized as follows:

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                 ---------------------
     (In millions)                                                 1998         1997
                                                                 --------     --------
     Net income                                                  $  413.8     $   11.0
                                                                 --------     --------
     Other comprehensive income (loss), net of tax:
         Currency translation adjustment                            (20.2)       (73.7)
         Unrealized loss on marketable securities:
           Unrealized holding gains arising during the period        (1.3)           -
           Reclassification adjustment for gains included
             in earnings                                                -         (4.3)
                                                                 --------     --------
     Other comprehensive loss                                       (21.5)       (78.0)
                                                                 --------     --------
     Comprehensive income (loss)                                 $  392.3     $  (67.0)
                                                                 ========     ========

     The components of accumulated other comprehensive
     (loss) are as follows:

                                                                 JUNE 30,   DECEMBER 31,
    (In millions)                                                  1998        1997
                                                                 --------   ------------
     Unrealized loss on marketable securities, net of tax        $   (1.1)    $      -
     Cumulative currency translation adjustment                     (52.3)       (38.2)
                                                                 --------     --------
                                                                 $  (53.4)    $  (38.2)
                                                                 ========     ========

5.   BUSINESS COMBINATIONS

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

     The following table reflects the fair values of assets acquired and liabilities assumed in connection with the Company's acquisitions consummated and other acquisition-related payments made during the six months ended June 30, 1998.


     (In millions)
     Total consideration:
     Cash paid (net of $52.3 million of cash acquired)          $   2,669.9
                                                                -----------

     Assets acquired                                                1,152.4
     Liabilities assumed                                              496.2
                                                                -----------
     Fair value of identifiable net assets acquired                   656.2
                                                                -----------
     Goodwill                                                   $   2,013.7
                                                                ===========

     National Parking Corporation. On April 27, 1998, the Company completed the acquisition of National Parking Corporation Limited ("NPC") for $1.6 billion in cash, which included the repayment of approximately $227 million of outstanding NPC debt. NPC is comprised of two substantial operating subsidiaries in National Car Parks ("NCP") and Green Flag. NCP is the largest private (non-municipal) single car park operator in the United Kingdom ("UK") with approximately 500 locations. Green Flag is the third largest roadside assistance group in the UK and offers a wide-range of emergency support and rescue services to approximately 3.5 million members.

     Harpur Group. On January 20, 1998, the Company completed the acquisition of The Harpur Group Ltd. ("Harpur"), a leading fuel card and vehicle management company in the UK, from privately held H-G Holdings, Inc. for approximately $186.0 million in cash plus future contingent payments of up to $20.0 million over the next two years.

     Jackson Hewitt. On January 7, 1998, the Company completed the acquisition of Jackson Hewitt Inc. ("Jackson Hewitt"), for approximately $480.0 million in cash. Jackson Hewitt operates the second largest tax preparation service franchise system in the United States. The Jackson Hewitt franchise system specializes in computerized preparation of federal and state individual income tax returns.

     Other 1998 Acquisitions and Acquisition-Related Payments. The Company acquired certain other entities for an aggregate purchase price of $348.5 million in cash during the six-month period ended June 30, 1998. Additionally, the Company made a $100 million cash payment to the seller of Resort Condominiums International, Inc. in satisfaction of a contingent purchase liability.

     Pro forma Information. The following table reflects the unaudited operating results from continuing operations of the Company for the six months ended June 30, 1998 and 1997 on a pro forma basis, which gives effect to the acquisitions of NPC and Jackson Hewitt, accounted for under the purchase method of accounting. The remaining acquisitions completed during 1998 were not material to the operating results of the Company and therefore are not included in the pro forma operating results. The pro forma results are not necessarily indicative of the operating results that would have occurred had the NPC and Jackson Hewitt transactions been consummated on January 1, 1997 nor are they intended to be indicative results that may occur in the future. The underlying pro forma information includes the amortization expense associated with the assets acquired, the Company's financing arrangements, certain purchase accounting adjustments and the related income tax effects.

     (In millions, except per share amounts)         SIX MONTHS ENDED
                                                         JUNE 30,
                                                   --------------------
                                                     1998        1997
                                                   --------    --------
     Net revenue from continuing operations        $2,646.4    $2,290.8
     Income (loss) from continuing operations         423.1       (11.4)
     Net income (loss)                                406.9       (12.9)
     Per Share Information (diluted):
       Income (loss) from continuing operations         .47        (.01)
       Net income (loss)                                .45        (.02)

6.   DISCONTINUED OPERATIONS

     On August 12, 1998, the Company announced that its Executive Committee of the Board of Directors committed to discontinue the Company's consumer software and classified advertising businesses by disposing of wholly-owned subsidiaries Cendant Software Corporation ("Software") and Hebdo Mag International, Inc. ("Hebdo Mag"), respectively. The Company disclosed that it has entered into a definitive agreement to sell Hebdo Mag to its former 50% owners for 7.1 million shares of Company common stock and approximately $410 million in cash. The transaction is expected to generate a gain of more than $250 million upon anticipated consummation date in the fourth quarter of 1998 subject to certain conditions, including regulatory approval and financing by the purchaser. The Company also disclosed that it has engaged investment bankers to analyze various strategic alternatives in regard to the disposition of Software within one year of the measurement date. The Company anticipates that the disposition of Software will result in a significant gain.

     Summarized financial data of discontinued operations are as follows:

     STATEMENT OF OPERATIONS DATA:

                                                                    SOFTWARE
                                            ---------------------------------------------------------
                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     JUNE 30,                       JUNE 30,
                                            --------------------------     --------------------------
     (In millions)                             1998            1997           1998            1997
                                            ----------      ----------     ----------      ----------
     Net revenue                            $    130.5      $     50.8     $    226.3      $    115.1
                                            ----------      ----------     ----------      ----------
     Loss from operations before
         income taxes                             (8.7)          (11.0)         (36.1)          (10.1)
     Benefit from income taxes                     2.4             4.1           12.8             2.3
                                            ----------      ----------     ----------      ----------
     Net loss                               $     (6.3)     $     (6.9)    $    (23.3)     $     (7.8)
                                            ==========      ==========     ==========      ==========

                                                            CLASSIFIED ADVERTISING
                                            ---------------------------------------------------------
                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     JUNE 30,                       JUNE 30,
                                            --------------------------     --------------------------
                                               1998            1997           1998            1997
                                            ----------      ----------     ----------      ----------
     Net revenue                            $     74.4      $     48.9     $    137.2      $     94.5
                                            ----------      ----------     ----------      ----------
     Income before income taxes
      and minority interest                       13.8             4.0           20.9            10.2
     Provision for income taxes                    4.7             1.5            7.4             3.9
     Minority interest                             6.4               -            6.4               -
                                            ----------      ----------     ----------      ----------
     Net income                             $      2.7      $      2.5     $      7.1      $      6.3
                                            ==========      ==========     ==========      ==========

     BALANCE SHEET DATA:

                                                                SOFTWARE                      CLASSIFIED ADVERTISING
                                                     -------------------------------      -------------------------------
                                                     AT JUNE 30,     AT DECEMBER 31,      AT JUNE 30,     AT DECEMBER 31,
     (In millions)                                      1998               1997              1998               1997
                                                     -----------     ---------------      -----------     ---------------
     Current assets                                  $     147.2     $         197.6      $      77.4     $          58.6
     Goodwill                                              120.8                44.1            255.4               169.8
     Other assets                                           74.5                45.7             37.9                33.3
     Total liabilities                                      57.3               102.2            133.6               161.9
                                                     -----------     ---------------      -----------     ---------------
     Net assets of discontinued operations           $     285.2     $         185.2      $     237.1     $          99.8
                                                     ===========     ===============      ===========     ===============

7.   MERGER RELATED COSTS AND OTHER UNUSUAL CHARGES

     The Company incurred merger-related costs and other unusual charges in 1997 of $786.0 million associated with and/or coincident to the Cendant Merger, the October 1997 merger with Hebdo Mag (collectively, the "Cendant Merger Charge"), the April 1997 merger (the "PHH Merger") with PHH Corporation ("PHH") and the January 1997 merger (the "Spark Merger") with Spark Services, Inc. ("Spark"). The remaining merger-related reserves at December 31, 1997 and utilization of such reserves for the six months ended June 30, 1998, is summarized by category of expenditure as follows:

                                         RESERVES          CASH           ASSET          CREDITS      RESERVES
     (In millions)                      AT 12/31/97      PAYMENTS       WRITE-OFFS      TO INCOME     AT 6/30/98
                                        -----------    ------------    -----------    ------------   -----------
     Professional fees                  $      46.8    $     (37.1)    $         -    $      (7.2)   $       2.5
     Personnel related                        156.1          (60.8)           (3.5)         (13.9)          77.9
     Business terminations                     30.9          (11.9)           (7.5)          (1.6)           9.9
     Facility related and other                83.6          (16.5)           (0.7)         (19.3)          47.1
                                        -----------    ------------    -----------    ------------   -----------
         Total                          $     317.4    $    (126.3)    $     (11.7)   $     (42.0)   $     137.4
                                        ===========    ============    ============   ============   ===========

     The remaining reserves at December 31, 1997 and utilization of such reserves for the six months ended June 30, 1998 is summarized by merger as follows ($ millions):

                                         RESERVES          CASH           ASSET         CREDITS       RESERVES
                                        AT 12/31/97     PAYMENTS       WRITE-OFFS      TO INCOME     AT 6/30/98
                                        -----------    -----------     -----------    -----------    -----------
     Cendant Merger                     $     228.9    $     (95.4)    $       (.9)   $     (26.5)   $     106.1
     PHH Merger                                86.3          (30.9)          (10.8)         (15.5)          29.1
     Spark Merger                               2.2              -               -              -            2.2
                                        -----------    -----------     -----------    -----------    -----------
         Total                          $     317.4    $    (126.3)    $     (11.7)   $     (42.0)   $     137.4
                                        ===========    ===========     ===========    ===========    ===========

     Cendant Merger. Remaining costs are primarily comprised of $63.7 million of severance and other personnel related payments. Approximately 70% of remaining personnel liabilities will be paid or otherwise extinguished by December 31, 1998 through the closing and consolidation of nine European call centers. Approximately $23.6 million of outstanding facility related exit costs will be paid or otherwise extinguished upon closure of European call centers and other office consolidations, which will be substantially complete in 1998. The majority of the remaining $18.8 million of obligations will substantially be concluded upon successful contract termination negotiations. The credits to income results from a change in estimate of the liability incurred.

     PHH Merger. The remaining $29.1 million primarily consists of $14.3 million of severance payments to former employees who elected installment payments through 2001 instead of a lump-sum payment upon termination. The balance is substantially comprised of contract and lease termination payments as well as write-off of related assets to be abandoned in 1998. The credits to income results from a change in estimate of the liability incurred.

     Spark Merger. The remaining $2.2 million liability represents installments due in connection with a terminated contract through April 1999.

8.   FINANCING TRANSACTIONS

     Term Loan Facility. On May 29, 1998, the Company entered into a 364-day term loan agreement with a syndicate of financial institutions which provided for borrowings of $3.25 billion (the "Term Loan Facility"). The Term Loan Facility bears interest at LIBOR plus an applicable LIBOR spread, as defined. Upon the execution of the Term Loan Facility, temporary credit agreements, which provided for $1.0 billion of borrowings, were terminated. The Term Loan Facility contains certain restrictive covenants, which are substantially similar to and consistent with the covenants in effect for the Company's existing revolving credit agreements. At June 30, 1998, $1.4 billion of borrowings under the Term Loan Facility were classified as long-term based upon the Company's ability and intent to refinance such borrowings on a long-term basis. The Company used $2 billion of the proceeds from the Term Loan Facility to refinance the outstanding borrowings under its revolving credit facilities and intends to use the remainder for the acquisition of American Bankers Insurance Group, Inc. and RAC Motoring Services (See Note 10) and for general corporate purposes.

     Issuance Of Mandatorily Redeemable Preferred Securities. On March 2,
     1998, the Company issued 29.9 million FELINE PRIDES and 2.3 million trust preferred securities and received approximately $1.4 billion in gross proceeds therefrom. The FELINE PRIDES consist of 27.6 million Income PRIDES and 2.3 million Growth PRIDES, each with a face amount of $50 per PRIDE. The Income PRIDES consist of trust preferred securities and stock purchase contracts under which the holders will purchase common stock from the Company in February 2001. The Growth PRIDES consist of stock purchase contracts under which the holders will purchase common stock from the Company in February 2001 and zero coupon U.S. Treasury securities. The trust preferred securities will bear interest, in the form of preferred stock dividends, at the annual rate of 6.45 percent. Such preferred stock dividends are presented as minority interest, net of tax in the consolidated statements of income. The forward purchase contract forming a part of the Income PRIDES will pay 1.05 percent annually in the form of a contract adjustment payment. The forward purchase contract forming a part of the Growth PRIDES will pay 1.3 percent annually in the form of a contract adjustment payment. The forward purchase contracts call for the holder to purchase the minimum of 1.0395 shares and a maximum of 1.3514 shares of Company common stock per PRIDES security, depending upon the average of the closing price per share of Company common stock for a 20 consecutive day period ending in mid-February of 2001.

     Redemption of 4-3/4% Notes. On May 4, 1998, the Company redeemed all of its outstanding ($144.5 million principal amount) 4-3/4% Convertible Senior Notes at a price of 103.393% of the principal amount together with interest accrued to the redemption date. Prior to May 4, 1998, holders of such notes exchanged $90.5 million of the 4-3/4% Notes for 2.5 million shares of Company common stock.

     Redemption of 6-1/2% Notes. On April 8, 1998, the Company exercised its option to call its 6-1/2% Convertible Subordinated Notes (the "6-1/2% Notes") for redemption on May 11, 1998, in accordance with the provisions of the indenture relating to the 6-1/2% Notes. Prior to the redemption date, all of the outstanding 6-1/2% Notes were converted into 2.1 million shares of Company common stock.

 9. INVESTMENT IN AVIS RENT A CAR, INC.

     The Company's equity interest in Avis Rent A Car, Inc. ("Avis ") was reduced from 27.5% to 20.4% as a result of a public offering by Avis of its common stock in March 1998 in which the Company sold a portion of its investment in Avis. The Company recognized a pre-tax gain of approximately $17.0 million as a result of the sale, which is included in other revenue in the consolidated statement of income.

10.  PENDING ACQUISITIONS

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

     In connection with the Company's proposal to acquire American Bankers, the Company has a bank commitment to provide a $650 million, 364-day revolving credit facility which will bear interest, at the option of the Company, at rates based on prime rates, as defined, or LIBOR plus an applicable variable margin.

     ACQUISITION OF RAC MOTORING SERVICES
     On May 21, 1998, the Company announced that it has reached a definitive agreement with the Board of Directors of Royal Automobile Club Limited ("RACL") to acquire their RAC Motoring Services subsidiary for approximately $735 million in cash. The sale of RAC Motoring Services has subsequently been approved by its shareholders. Closing is subject to certain conditions, including regulatory approval and is anticipated to occur in the autumn of 1998. RAC Motoring Services is the second-largest roadside assistance company in the UK and also owns the UK's largest driving school company.

11.  COMPANY INVESTIGATION AND LITIGATION

     On April 15, 1998, as a result of the discovery of accounting irregularities in the former CUC business units, which are part of the Company's Alliance Marketing segment (formerly the Membership segment), the Audit Committee of the Company's Board of Directors initiated an investigation into such matters. The Audit Committee's investigation has since been completed and, as a result of its findings, the Company has restated its financial results for the years 1995 through 1997 and the quarterly periods previously reported during 1996 and 1997 and the first quarter of 1998. The Company expects to file the following financial statements and other information with the Securities and Exchange Commission ("SEC") in late August 1998:(i) audited restated financial statements for the years ended December 31, 1995 through 1997 on an amended Form 10-K/A; (ii) unaudited restated financial statements for the quarterly periods ended March 31, 1998 and 1997 on an amended form 10-Q/A; and (iii) restated financial data schedules for each of the quarterly periods in 1997 and 1996.

     Since the Company's announcement of the discovery of such accounting irregularities on April 15, 1998, and prior to the date hereof, sixty-nine purported class action lawsuits and one individual lawsuit have been filed against the Company and certain current and former officers and directors of the Company, asserting claims under the federal securities law (the "Federal Securities Actions"). Some of the actions also name as defendants Merrill Lynch & Co. and, in one case, Chase Securities, Inc., underwriters for the Company's PRIDES securities offering; two others also name Ernst & Young LLP, the Company's former independent accountants. Sixty-two of the Federal Securities Actions were filed in the United States District Court for the District of New Jersey, six were filed in the United States District Court for the District of Connecticut (including the individual action), one was filed in the United States District Court for the Eastern District of Pennsylvania, and one has been filed in New Jersey Superior Court. The Federal Securities Actions filed in the District of Connecticut and Eastern District of Pennsylvania have been transferred to the District of New Jersey. On June 10, 1998, the Company moved to dismiss or stay the class action filed in New Jersey Superior Court on the ground that, among other things, it is duplicative of the consolidated federal actions; a decision on that motion is pending.

     Certain of the Federal Securities Actions purport to be brought on behalf of purchasers of the Company's common stock and/or options on common stock during various periods, most commonly from May 28, 1997 through April 15, 1998 (although the alleged class periods begin as early as March 21, 1995 and end as late as July 15, 1998). Others claim to be brought on behalf of persons who exchanged common stock of HFS for the Company's common stock coincident with the Cendant Merger. Some plaintiffs purport to represent both of these types of investors. In addition, eight actions pending in the District of New Jersey and one action pending in New Jersey Superior Court purport to be brought, either in their entirety or in part, on behalf of purchasers of the Company's PRIDES securities offering. The complaints in the Federal Securities Actions allege, among other things, that as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused and the Company's common stock prices to rise artificially. The Federal Securities Actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder, Section 14(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder, Section 20(a) of the Exchange Act, and Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the "Securities Act"). Certain actions also allege violation of common law. The individual action also alleges violations of Section 18(a) of the Exchange Act and the Florida securities law. The class action complaints seek damages in unspecified amounts. The individual action seeks damages in the amount of approximately $9 million plus interest and expenses.

     On May 29, 1998, United States Magistrate Judge Joel A. Pisano entered an order consolidating the 50 Federal Securities Actions that had at that time been filed in the United States District Court for the District of New Jersey, under the caption

     In re: Cendant Corporation Litigation, Master File No. 98-1664 (WHW). Pursuant to the Order, all related actions subsequently filed in the District of New Jersey are also to be consolidated under that caption. On August 4, 1998, United States District Judge William H. Walls selected lead plaintiffs for the consolidated actions. He also ordered that applications seeking appointment as lead counsel to represent the lead plaintiffs are to be filed with the Court by September 17, 1998.

     In addition, on April 27, 1998 a shareholder derivative action, Deutch v. Silverman, et al., No. 98-1998 (WHW), was filed in the United States District Court for The District of New Jersey against certain of the Company's current and former directors and officers; The Bear Stearns Companies, Inc., Bear Stearns & Co., Inc. and, as a nominal party, the Company. The complaint alleges that certain individual officers and directors of the Company breached their fiduciary duties by selling shares of the Company's stock while in possession of non-public material information concerning accounting irregularities. The complaint also alleges various other breaches of fiduciary duty, mismanagement, negligence and corporate waste and seeks damages on behalf of the Company.

     Another action, entitled Corwin v. Silverman, et al., No. 16347-NC, was filed on April 29, 1998 in the Court of Chancery for the State of Delaware. The Corwin Action is purportedly brought on behalf of a class of all shareholders of HFS who exchanged their HFS shares for Company shares in connection with the Cendant Merger, and names as defendants HFS and twelve individuals who were directors of HFS. The complaint in the Corwin Action alleges that the defendants breached their fiduciary duties of loyalty, good faith, care and candor in connection with the Cendant Merger, in that they failed to properly investigate the operations and financial statements of the Company before approving the Cendant Merger at an allegedly inadequate price. The Corwin Action seeks, among other things, recision of the Cendant Merger and compensation for all losses and damages suffered in connection therewith.

     While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such proceedings could have a material adverse impact on the financial condition, results of operations and cash flows of the Company.

     The staff of the Securities and Exchange Commission (the "SEC") and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC staff has advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

12.  INVESTIGATION RELATED COSTS

     Costs associated with accounting errors are comprised of professional fees, public relations costs and include $4.2 million of incremental debt service due to the exclusion from traditional financing sources during the period which the Company's financial statements were not effective.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

In December 1997, Cendant Corporation (the "Company") was created through the merger (the "Cendant Merger") of HFS Incorporated ("HFS") and CUC International Inc. ("CUC"). The Company is one of the foremost consumer and business services companies in the world. The combination of HFS and CUC provides each of the Company's businesses new access to consumer contacts through the Company's expanded customer base, while providing such businesses with the direct marketing expertise necessary to successfully cross-market within its existing business units.

The Company provides fee-based services to consumers within the Travel, Real Estate and Alliance Marketing business segments. The Company generally does not own the assets or share the risks associated with the underlying businesses of its customers. In the Travel Services segment, the Company is the world's largest franchisor of lodging facilities and rental car facilities, the leading provider of vacation timeshare exchange services and a leading provider of international fleet management services. In the Real Estate Services segment, the Company is both the world's largest franchisor of residential real estate brokerage offices and provider of corporate relocation services and is a leading mortgage lender in the United States. In the Alliance Marketing segment, the Company is a leading provider of membership consumer services and products.

On April 15, 1998, as a result of the discovery of accounting irregularities in former CUC business units, the Audit Committee of the Company's Board of Directors ("Audit Committee") initiated an investigation into such matters. The Audit Committee recently completed its investigation into such matters. The Company has restated its financial results for the years 1995 through 1997 and the quarterly periods during 1996 through March 1998 in August 1998. The financial information contained herein has been restated to incorporate all relevant information obtained from the aforementioned investigation.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 VS THREE MONTHS ENDED JUNE 30, 1997

                                          1998              1997            VAR
                                          ----              ----            ---
(In millions, except per share amounts)

Revenue                                $1,306.3          $1,024.0           28%

Operating expenses                        945.3             764.2           24%
Interest                                   23.6              12.8           84%
Merger related and other unusual
 charges (credits)                        (42.0)            299.6
Investigation related costs                32.2                 -
                                        ---------         ---------
  Income from continuing operations(1)    347.2             (52.6)
                                        ---------         ---------

(1) Before income taxes and minority interest.

Income from continuing operations increased $399.8 million. The increase was attributable in part to $282.3 million (28%) increases in revenue which exceeded $181.1 million (24%) increases in operating expenses. Approximately $24.8 million of the above net increase was attributable to acquired 1998 operations while internal growth in the travel and real estate segments contributed 31% and 69% increases in operating income, respectively. The absence of merger related and unusual charges ("Unusual Charges") in the second quarter of 1998 contributed $341.6 million of incremental pre-tax income. The Company completed merger transactions with PHH Corporation ("PHH") and Spark Services, Inc. ("Spark") in 1997 and incurred approximately $300 million of Unusual Charges. Unusual Charges relate to costs from the consolidation of several corporate relocation businesses including the world's two largest, professional fees, the termination of corporate office functions and exiting immaterial non-core businesses. The Company continues to evaluate its remaining restructuring liabilities. The Company recorded a $42.0 million credit associated with Unusual Charges representing the difference between estimated and incurred exit costs including severance, lease buy-outs and professional fees associated with the merger.

The above increases in income from continuing operations were partially offset by $10.8 million (84%) and $32.2 million increase in interest expense and costs associated with resolving accounting errors discovered in the financial statements of the former CUC business units, respectively. The increase in interest expense was primarily attributable to borrowings under revolving credit facilities to finance more than $2.6 billion of Company acquisitions including the $1.6 billion acquisition of National Parking Corporation on April 27, 1998.

The Company continues to execute strategies to optimize its effective tax rate. The execution of such tax minimization strategies, the favorable impact of lower tax rates in international jurisdictions and lower non-deductible amortization expense as a percentage of pre-tax income have contributed to a decrease in the Company's effective tax rate to 36% in 1998.

SEGMENT DISCUSSION

In addition to the above analysis of consolidated financial results, the following is an analysis of the operating performance of the segments and business units of the Company excluding Unusual Charges. The following segment analysis of results of operations discusses operating income (profits excluding interest, taxes, minority interest expense, Unusual Charges and investigation costs).

TRAVEL SERVICES SEGMENT

The Company operates business units that provide a wide spectrum of services necessary to domestic and international travelers. The Company is the world's largest franchisor of nationally recognized hotel brands and car rental operations (Avis), which are responsible for 16% of all hotel rooms sold and 25% of all cars rented in the United States, respectively. Royalty revenue is received from franchisees under contracts that generally range from 10 to 50 years in duration. The Company is the world's largest provider of timeshare exchange services (RCI) to timeshare owners under one to three year membership programs which require both exchange fees for swapping vacation weeks and recurring and renewal membership fees. Travelers that may or may not participate in the above cross-marketed services frequently receive Value-Added Tax ("VAT") refunds from international countries through Global Refund, the largest VAT refund facilitator worldwide. Travel Services operating units also provide fleet management and leasing.

The Company acquired National Parking Corporation ("NPC") on April 27, 1998. NPC owns National Car Park ("NCP"), the largest private (non-municipal) single car park operator in the United Kingdom ("UK") with approximately 500 locations. NPC also owns Green Flag, the third largest roadside assistance group in the UK, which offers a wide-range of emergency support and rescue services to approximately 3.5 million members.

     (In millions)                      THREE MONTHS ENDED JUNE 30,
                                -----------------------------------------
     OPERATING INCOME              1998              1997        VARIANCE
     ----------------           -----------       -----------   ---------
         Net revenue            $     475.2       $     319.7       49%
         Operating expenses           313.8             204.2       54%
                                -----------       -----------
         Operating income       $     161.4       $     115.5       40%
                                ======-====       ===========

Operating income increased $45.9 million (40%) as a result of double-digit percentage point growth in business units comprising 98% of combined Travel Segment operating income. Revenue increased $155.5 million (49%) while expenses increased $109.6 million (54%). On a comparable basis, excluding the 1998 acquisitions of NPC and Harpur, operating income increased $23.8 million (21%) while operating margins increased from 36% to 39%.

Lodging operating income increased $12.5 million (28%) due to a $9.1 million (8%) increase in revenue and a $3.4 million (5%) decrease in expenses. The revenue increase is primarily due to a $6.0 million increase in franchise fees, including a $2.6 million (6%) increase in royalties and $3.6 million increase in initial fees from sales of master license agreements in Europe. The royalty increase resulted from a 2% increase in franchisee growth and a 2% increase in revenue per available room ("REVPAR") at franchised hotels. Expenses are relatively fixed within the lodging business and therefore, operating margins increased as a result of the corresponding revenue growth. In addition, expenses within the lodging business unit decreased due to a reduction of corporate overhead allocated to the lodging business segment as the Company leveraged its corporate infrastructure among more businesses. Timeshare operating income increased $5.1 million (28%) due to an $8.7 million (10%) increase in revenue net of $3.6 million (5%) increased expenses. The revenue increase is primarily due to a $3.8 million (9%) increase in exchange revenue and a $2.4 million (8%) increase in subscription revenue. The exchange revenue increase is the result of a 7% increase in pricing, while the increase in subscription revenue is the result of a 7% increase in membership growth. Car rental operating income increased $6.4 million (31%) on a $9.5 million (25%) increase in revenue. The operating income increase primarily resulted from a $4.1 million increase in international license fees and a $1.2 million (5%) increase in royalty. Royalty revenue increased as a result of a 3% increase in pricing and a 4% increase in rental days. Fleet excluding incremental results from the Company's January 1998 acquisition of Harpur contributed a $3.5 million (14%) increase in operating income due primarily to a $4.5 million (13%) increase in leasing revenue and a $3.8 million (11%) increase in service revenue. The increase in vehicle leasing is due to a 7% increase in number of leases and a 6% increase in pricing. The increase in servicing revenue is due to an 11% increase in the number of service cards and a 7% increase in pricing. Including Harpur, Fleet operating income increased $7.8 million (31%). Harpur contributed $4.3 million of operating income, which included $8.2 million of revenue and $3.9 million of operating expenses. NPC contributed $17.7 million of operating income in 1998 for the two months of Company ownership, which included $112.5 million of revenue and $94.8 million of operating expenses.

REAL ESTATE SERVICES SEGMENT

The Company operates business units that provide a range of services related to home sales, principally in the United States. The Company is the world's largest franchisor of real estate brokerage offices through its CENTURY 21, Coldwell Banker(R) and ERA(R) franchise brands, which were involved in more than 25% of homes sold in the United States in 1997. Similar to the Travel Services Segment franchise business, the Company receives royalty revenue from approximately 11,500 franchise brokerage offices under contracts with terms ranging from 5 to 50 years. The Company operates the world's largest provider of corporate employee relocation services and receives fees for providing services such as selling relocating employees' homes (without recourse to the Company), assisting the relocating employee in finding a home or providing an array of services such as moving household goods, expense reporting and others. The Company also operates the largest in-bound mortgage telemarketing operation in the United States. Cendant Mortgage Corporation ("Mortgage") generates origination profits from the sale of mortgage notes, generally within 45 days of origination but retains recurring servicing revenue streams over the life of the mortgage. In addition, the Company is a distributor of welcome packages to new homeowners, which provide discounts from local merchants. Each Real Estate Services business provides customer referrals from other Real Estate Services businesses as well as a database for prospective Alliance Marketing
Segment cross selling.

     (In millions)                    THREE MONTHS ENDED JUNE 30,
                                 --------------------------------------
     OPERATING INCOME              1998            1997        VARIANCE
     ----------------            ---------       ---------     --------
         Net revenue             $   354.9       $   246.8        44%
         Operating expenses          197.4           153.5        29%
                                 ---------       ---------
         Operating income        $   157.5       $    93.3        69%
                                 =========       =========

Operating income increased $64.2 million (69%) as a result of increases in the Real Estate franchise and Mortgage business units. Revenue increased $108.1 million (44%) while expenses increased only $43.9 million (29%). Real Estate franchise operating income grew $42.1 million (89%) primarily as a result of a $34.2 million increase in royalty revenue and a $10.6 million increase in preferred alliance revenue (revenue generated from preferred alliance partners seeking access to franchisees and franchise customers), while expenses increased only $5.8 million. The increase in royalty revenue was due to a 24% increase in home sale volume and a 17% increase in the average price of homes sold in the United States. Expenses remained relatively flat due to their fixed nature increasing the operating margin within the Real Estate franchise business by 11 percentage points. Operating income at the Mortgage business unit increased $23.9 million (128%) driven primarily by a $4.1 billion (165%) increase in mortgage originations. The increase in mortgage originations generated $50.1 million of additional production revenue while mortgage related expenses (primarily production related) increased only $27.5 million. Operating income at the Relocation business unit decreased $2.2 million (9%) primarily as a result of $6.5 million of increased information technology systems support and facility costs, which reduced the operating margin by 3 percentage points. The Company committed to a $40 million, two-year capital expenditure program to combine the PHH and Coldwell
Banker Corporation operating and customer delivery systems following the April 1997 merger of HFS and PHH.

ALLIANCE MARKETING SEGMENT

The Company derives its Alliance Marketing revenue principally from membership product fees, insurance premiums and product sales. The Alliance Marketing segment is divided into three divisions: individual membership ("Individual Membership); insurance/ wholesale ("Insurance/Wholesale"); and lifestyle ("Lifestyle"). Individual Membership, with more than 33 million memberships, provides customers with access to a variety of products and services in such areas as retail shopping, travel, auto, dining and home improvement. Insurance/Wholesale, with nearly 31 million customers, markets and administers insurance products, primarily accidental death insurance, and also provides products and services such as checking account enhancement packages, financial products and discount programs to customers of various financial institutions. Lifestyle, with over 11 million customers, provides customers with unique products and services that are designed to enhance a customer's purchasing power.

Alliance Marketing growth is generated primarily from direct marketing to consumers or by reaching consumers through businesses such as banks, credit card and travel companies that provide access to new members and customers as a service enhancement to their customers. Commencing with the Cendant Merger, alliance marketing businesses have unfettered access to the Company's Travel Segment businesses that account for 1 of 6 U.S. hotel rooms sold, 1 of 4 cars rented in the U.S. and more than 70% of timeshare resort vacation exchanges worldwide. Membership businesses also have access to Real Estate Services segment businesses that participate in more than 25% of U.S. home sales, more than 50% of corporate employee relocations and homebuyers underlying nearly $25 billion of annual mortgage originations.



        (In millions)                   THREE MONTHS ENDED JUNE 30,
                                  -------------------------------------
        OPERATING INCOME             1998           1997       VARIANCE
        ----------------          ----------     ----------    --------
         Net revenue              $    411.6     $    355.9      16%
         Operating expenses            373.0          336.5      11%
                                  ----------     ----------
         Operating income         $     38.6     $     19.4      99%
                                  ==========     ==========

Operating income increased $19.2 million (99%) to $38.6 million due to a $55.7 million revenue increase (16%) being partially offset by an increase of $36.5 million (11%) operating expenses.

Individual Membership operating income increased $15.4 million driven by a $38.9 million (23%) increase in revenues resulting from a 5.2 million increase in total memberships coupled with an increase in average membership fees. This revenue growth was partially offset by a $23.5 million (14%) increase in marketing and other expenses related to acquiring and servicing the increased membership base. Included in the Individual Membership division for the second quarter was $4.3 million of operating income related to the acquisition of Credentials Services International, Inc., in April 1998. Insurance/ Wholesale operating income increased $6.2 million (21%), as a result of a $9.3 million (7%) increase in revenues, fueled a two million increase in insurance and wholesale customers, partially offset by a $3.1 million (3%) increase in expenses related to marketing and servicing expenses. Lifestyle generated an operating loss of $12.9 million compared to an operating loss of $15.2 million for the second quarter of 1997. This division is comprised of five separate businesses, the largest of which is Entertainment Publications ("EPub"), which generated an operating loss of $15.1 million, a $4.3 million improvement from the $19.4 million operating loss generated in the second quarter of 1997. The Company's EPub business is seasonal whereby over 85% of the revenues are generated in the second half of the year. During the second quarter EPub received $8.7 million cost reimbursements for third party sales activities incurred prior to the second quarter of 1998.

OTHER SEGMENT


The Company operates a variety of other businesses in addition to those which comprise each of the Company's core business segments. Such business operations and transactions are primarily comprised of (i) franchising the second largest tax preparation service system in the United States as a result of the Company's first quarter 1998 acquisition of Jackson Hewitt; (ii) information technology and reservation system support services provided to the car rental and hotel industry (the "Wizcom Business"); (iii) casino credit information and marketing services (the "Casino Marketing Business") and (iv) the equity in earnings from the Company's investment in the Avis Rent A Car, Inc. ("Avis") car rental company.

(In millions)
                                                             THREE MONTHS ENDED JUNE 30,
                                                        --------------------------------------
OPERATING INCOME                                           1998          1997         VARIANCE
----------------                                        ----------    ----------      --------
     Net revenues                                       $     64.6    $    101.6     (36%)
     Operating expenses                                       61.1          70.0     (13%)
                                                        ----------    ----------
     Operating income                                   $      3.5    $     31.6     (89%)
                                                        ==========    ==========

Operating income decreased $28.1 million (89%) primarily as a result of a $16.6 million reduction in equity in earnings of Avis and $7.9 million of operating income associated with Interval International, Inc. ("Interval") which was sold in December 1997. The Company owned 100% of Avis common stock prior to its October 1997 initial public offering and currently owns 20%.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 VS SIX MONTHS ENDED JUNE 30, 1997



                                                1998             1997            VARIANCE
                                               ------           ------           --------
(In millions, except per share amounts)
Revenue                                      $2,461.2         $1,981.8              24%

Operating expenses                            1,734.6          1,524.8              14%
Interest, net                                    42.8             22.8              88%
Merger related and other unusual charges        (42.0)           299.6
Investigation related costs                      32.2                -
                                             ----------       ----------
  Income from continuing operations             693.6            134.6
                                             ----------       ----------


Income from continuing operations increased $559.0 million. The increase was attributable in part to $479.4 million (24%) increases in revenue which exceeded $210.0 million (14%) increases in operating expenses. Approximately $52.2 million of the above net increase was attributable to acquired 1998 operations while internal growth in the travel and real estate segments contributed 20% and 87% increases in operating income, respectively. The change in estimates related to unusual charges results in a credit of $42.0 compared to an expense of $299.6 in the comparable prior period accounted for $341.6 million of pre-tax income.

The above increases in income from continuing operations were partially offset by $20.0 million (88%) and $32.2 million increases in interest expense and costs associated with resolving accounting errors discovered in the financial statements of the former CUC business units, respectively. The increase in interest expense was primarily attributable to borrowings under revolving credit facilities to finance more than $2.6 billion of company acquisitions including the $1.6 billion acquisition of NPC on April 27, 1998.

The Company continues to execute strategies to optimize its effective tax rate. The execution of such tax minimization strategies, the favorable impact of lower tax rates in international jurisdictions and lower non-deductible amortization expense as a percentage of pre-tax income have contributed to a decrease in the Company's effective tax rate to 36% in 1998.

Discontinued operations, consisting of the Company's consumer software and classified advertising businesses generated $16.2 million of pre-tax operating losses in 1998 compared to $1.5 million of 1997 operating losses, incremental consumer software losses of $25.9 million reflect a $111.2 million increase in sales offset by $137.1 million of escalating development and marketing costs. The classified advertising business contributed a $11.1 million (104%) increase in operating income due primarily to profits from companies acquired during an aggressive pre-merger consolidation plan.

SEGMENT DISCUSSION

In addition to the above analysis of consolidated financial results, management evaluates the operating performance of its segments and business units excluding Unusual Charges. The following segment analysis of results of operations discusses operating income (profits excluding interest, taxes, minority interest expense, Unusual Charges and investigation costs).



TRAVEL SERVICES SEGMENT

(In millions)
                                          SIX MONTHS ENDED JUNE 30,
                                     ----------------------------------
OPERATING INCOME                       1998         1997       VARIANCE
----------------                     --------     --------     --------
     Net revenues                    $  822.9     $  636.1        29%
     Operating expenses                 519.0        412.9        26%
                                     --------     --------
     Operating income                $  303.9     $  223.2        36%
                                     ========     ========

Operating income increased $80.7 million (36%) as a result of double-digit percentage point growth in business units comprising 98% of combined Travel Segment operating income. Revenue increased $186.8 million (29%) while expenses increased only $106.1 million (26%). On a comparable basis, excluding the 1998 acquisitions of NPC and Harpur, operating income increased $55.6 million (25%).

Lodging operating income increased $20.8 million (26%) due to a $14 million (7%) increase in revenue and a $6.8 million reduction in operating expenses. The revenue increase is primarily due to a $12.2 million increase in franchise fees including a $4.7 million (6%) increase in royalty revenue and sales of master license agreements in Europe. The royalty increase resulted from a 2% increase in royalty rate and a 2% increase in REVPAR at franchised hotels. Operating margins increased with the revenue growth as expenses in the lodging business unit are relatively fixed. In addition, expenses within the lodging business unit decreased due to a reduction of corporate overhead allocated to the lodging business unit in 1998, consistent with the changes in the Company's infrastructure.

Timeshare operating income increased $18.2 million (47%) resulting from an $8.8 million (9%) increase in exchange revenue and a $4.0 million (6%) increase in membership fees. While the exchange fee increase was driven by a 7% pricing increase, subscription revenue increased due to a 6% increase in memberships. Car rental operating income increased $16.4 million (46%) on a $20.1 million (28%) increase in revenue. The operating income increase primarily resulted from a $10.5 million increase in franchise fees including $8.6 million associated with international license fees and a $1.9 million increase in royalty. Fleet, excluding Harpur, had a $6.0 million (11%) increase in operating income due to a $4.9 million (7%) increase in vehicle leasing revenue and a $6.9 million (10%) increase in service card revenues. Including Harpur, Fleet operating income increased $13.4 million (23%). Harpur contributed $7.4 million of operating income, which included $15.6 million of revenue and $8.2 million of operating expenses.

NPC contributed $17.7 million of operating income during the two months of the Company's ownership including $112.5 million of revenue and $94.8 million of operating expenses.

REAL ESTATE SERVICES SEGMENT

(In millions)
                                             SIX MONTHS ENDED JUNE 30,
                                         -------------------------------
OPERATING INCOME                           1998       1997      VARIANCE
----------------                         --------   --------    --------
Net revenue                              $  634.0   $  437.9       45%
Operating expenses                          369.6      296.7       25%
                                         --------   --------
Operating income                         $  264.4   $  141.2       87%
                                         ========   ========

Operating income increased $123.2 million (87%) primarily driven by increases in the Real Estate franchise and Mortgage business units. Revenue increased $196.1 million (45%) while expenses increased only $72.9 million (25%). Real Estate franchise operating income grew $68.5 million (102%) primarily as a result of a $57.1 million increase in royalty revenue and a $11.3 million increase in preferred alliance revenue while expenses increased only $8.3 million. The increase in royalty revenue was due to a 23% increase in home sale volume and a 16% increase in the average price of homes sold in the United States. Expenses remained relatively flat due to their fixed nature, increasing the operating margin within the Real Estate franchise business unit 15 percentage points. Operating income at the Mortgage business unit increased $46.8 million (149%) driven primarily by a $6.9 billion (163%) increase in mortgage originations. The increase in mortgage originations generated $84.8 million additional production revenue while mortgage related expenses (primarily production related) only increased $49.0 million. Operating income at the Relocation business unit grew $8.3 million (21%) on a revenue increase of $21.2 million. The revenue increase primarily resulted from increases in relocation referrals which were offset by a $6.5 million increase in second quarter information technology system support and facility costs associated with the consolidation of former PHH and Coldwell Banker operating and customer delivery systems.

ALLIANCE MARKETING SEGMENT

(In millions)
                                                   SIX MONTHS ENDED JUNE 30,
                                               --------------------------------
OPERATING INCOME                                 1998        1997      VARIANCE
----------------                               --------    --------    --------
     Net revenues                              $  802.1    $  714.0       12%
     Operating expenses                           724.3       665.0        9%
                                               --------    --------
     Operating income                          $   77.8    $   49.0       59%
                                               ========    ========


Operating income increased $28.8 million (59%) to $77.8 million increase due to an $88.1 million revenue increase (12%) being partially offset by an increase of $59.3 million (9%) increase in operating expenses.

Individual Membership operating income increased $22.1 million driven by a $58.1 million (17%) increase in revenues resulting from a 5.2 million increase in total memberships coupled with an increase in average membership fees. This revenue growth was partially offset by a $26.7 million (8%) increase in marketing and other expenses related to acquiring and servicing the increased membership base. Included in Individual Membership for the first six months of 1998 was $4.3 million of operating income related to the acquisition of Creditials Services International Inc. in April 1998. Insurance/Wholesale operating income increased $20.8 million, (39%), as a result of $28.6 million (12%) increase in revenues, due primarily to a 2 million increase in insurance and wholesale customers, partially offset by a $7.7 million (4%) increase in expenses related to marketing and servicing expenses. Lifestyle generated an operating loss of $31.1 million compared to an operating loss of $17.1 million for the second quarter of 1997. This division is comprised of five separate businesses, the largest of which is Epub which generated an operating loss of $37.1 million during the first six months of 1998 compared to an operating loss of $33.3 million for the first six months of 1997. EPub revenues for this six month 1998 period totaled $15.5 million, a decline of $10.8 million from the comparable period in 1997. This decline in revenues is due largely to a change in the proportion of sales generated from community group distribution channels (which generate revenues during the 3rd, 4th and 1st quarters) to school distribution channels (which generate a higher proportion of revenues during the 3rd and 4th quarters). Additionally, during the first six months of 1998, EPub received $8.7 million of cost reimbursement for third party sales activites incurred prior to the second quarter of 1998.

OTHER SEGMENT

(In millions)
                                                   SIX MONTHS ENDED JUNE 30,
                                               --------------------------------
OPERATING INCOME                                 1998        1997      VARIANCE
----------------                               --------    --------    --------
     Net revenues                              $  202.2    $  193.9        4%
     Operating expenses                           121.7       150.3      (19%)
                                               --------    --------
     Operating income                          $   80.5    $   43.6       85%
                                               ========    ========

Operating income increased $36.9 million (85%) primarily due to $28.0 million of earnings generated from the Jackson Hewitt tax service franchise business acquired in January 1998 and a $17.7 million pre-tax gain on the sale of Avis common stock in a February 1998 secondary offering. These increases in operating income were offset by $17.7 million of 1997 operating income attributable to Interval International, Inc., which was sold in December 1997.



LIQUIDITY AND CAPITAL RESOURCES

ACQUISITION OVERVIEW

The Company continues to seek to expand and strengthen its leadership position in each of its business segments with strategic acquisitions. As a result, the Company acquired or agreed to acquire travel-related businesses in the UK and agreed to acquire American Bankers in early 1998. The Company's acquired businesses share similar characteristics, foremost of which is that each was immediately accretive to Company cash flow and earnings. Revenue is generally generated from service fees and is not dependent on tangible assets or the need for capital expenditures other than certain technology investments. These service businesses each generate significant cash flow which is enhanced by the Company's operating leverage that supports acquired revenue streams without corresponding increases in operating infrastructure expenses.

On August 12, 1998, the Company announced that the Executive Committee of the Board of Directors committed to a plan to exit the consumer software and classified advertising business segments by divesting of its interest in its Cendant Software and Hebdo Mag subsidiaries. The Company believes that these actions will generate significant gains and proceeds, which will increase equity and reduce debt.

PENDING AND COMPLETED ACQUISITIONS

American Bankers. On March 23, 1998, the Company entered into a definitive agreement to acquire American Bankers Insurance Group, Inc. ("American Bankers") for $67 per share in cash and stock, for aggregate consideration of approximately $3.1 billion. The Company intends to purchase 23.5 million shares of American Bankers at $67 per share through its pending cash tender offer, to be followed by a merger in which the Company will deliver Cendant shares with a value of $67 for each remaining share of American Bankers common stock outstanding. The Company has received anti-trust clearance to acquire American Bankers. The tender offer is subject to the receipt of tenders representing at least 51 percent of the common shares of American Bankers as well as customary closing conditions, including regulatory approvals. The transaction is expected to be completed following the restatement of the Company's financial statements, receipt of approval of American Bankers' shareholders, and receipt of regulatory approvals. American Bankers provides affordable, specialty insurance products and services through financial institutions, retailers and other entities offering consumer financing.

The Company plans to fund this acquisition with proceeds received from either its new term loan arrangement, borrowings under other committed facilities, operating cash flow or a combination of the above. The Company may also fund a portion of the purchase price with equity or proceeds from the disposition of its consumer software and classified advertising businesses. The Company may modify the mix of consideration to increase the cash position depending upon the value of the Company's common stock pricing, the timing of the dispositions of certain assets and the impact on significant financial ratios.

Acquisition of RAC Motoring Services. On May 21, 1998, the Company announced that it has reached a definitive agreement with the Board of Directors of Royal Automobile Club Limited ("RACL") to acquire their RAC Motoring Services subsidiary for approximately $735 million in cash. The sale of RAC Motoring Services has subsequently been approved by its shareholders. Closing is subject to certain conditions, including regulatory approval and is anticipated to occur in the autumn of 1998. The Company plans to fund this acquisition with proceeds from either its new term loan arrangement, borrowings under other committed facilities, operating cash flow or a combination of the above.

National Parking Corporation. On April 27, 1998, the Company acquired National Parking Corporation ("NPC") for $1.6 billion in cash, which included the repayment of approximately $227 million of outstanding NPC debt. NPC is substantially comprised of two operating subsidiaries. National Car Parks ("NCP") is the largest private (non-municipal) single car park operator in the UK with approximately 500 locations. Green Flag operates the third largest roadside assistance group in the UK and offers a wide-range of emergency support and rescue services to approximately 3.5 million members. The Company funded the NPC acquisition with borrowings under its revolving credit facilities

Harpur Group. On January 20, 1998, the Company completed the acquisition of Harpur, a leading fuel card and vehicle management company in the UK, from privately held H-G Holdings, Inc. for approximately $186.0 million in cash plus future contingent payments of up to $20.0 million over the next two years.

Jackson Hewitt. On January 7, 1998, the Company completed the acquisition of Jackson Hewitt for approximately $480.0 million in cash. Jackson Hewitt operates the second largest tax preparation service franchise system in the United States. The Jackson Hewitt franchise system specializes in computerized preparation of federal and state individual income tax returns.

Other Completed 1998 Acquisitions. The Company paid cash to acquire certain other entities and assets for an aggregate purchase price of $544.5 million in cash. Additionally during the first quarter of 1998, the Company paid $100.0 million to the seller of RCI in satisfaction of a contingent purchase liability.

Providian. On December 9, 1997, the Company executed a definitive agreement to acquire Providian Auto and Home Insurance Company for approximately $219.0 million in cash. Closing is subject to receipt of required regulatory approval which will require restated financial statements of the Company and other customary conditions. Providian sells automobile insurance to consumers through direct response marketing.

FINANCING (EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAM FINANCING)

The Company believes that it has excellent liquidity and access to liquidity through various sources. The Company has also demonstrated its ability to access equity and public debt markets and financial institutions to generate capital for strategic acquisitions. The Company is unable to access equity and public debt markets until the filing of restated financial statements with the Securities and Exchange Commission. Accordingly, the Company has secured additional liquidity through other sources including a 364-day, $3.25 billion term loan facility and committed revolving credit facilities of $2.65 billion. Revolving credit facilities include a bank commitment to provide a $650 million, 364-day revolving facility, which is available to fund the American Bankers.

On May 29, 1998, the Company entered into a 364-day term loan facility with a syndicate of financial institutions which provides for borrowings of up to $3.25 billion (the "Term Loan Facility"). The Term Loan Facility bears interest at LIBOR plus the applicable LIBOR spread, as defined. The Company intends to repay all outstanding borrowings under the Term Loan Facility prior to December 1, 1998. Upon the execution of the Term Loan Facility, temporary credit agreements, which provided for $1.0 billion of borrowings, were terminated. The Term Loan Facility contains certain restrictive covenants, which are substantially similar to and consistent with the covenants in effect for the Company's existing revolving credit agreements. At June 30, 1998, the Term Loan Facility was fully utilized. The Company used $2 billion of the proceeds from the Term Loan Facility to refinance the outstanding borrowings under its revolving credit facilities and intends to use the remainder for the acquisition of American Bankers, RAC Motoring Services (See Note 11) and for general corporate purposes.

The Company's primary credit facility, consists of (i) a $750.0 million, five year revolving credit facility (the "Five Year Revolving Credit Facility") and
(ii) a $1.25 billion, 364 day revolving credit facility (the "364 Day Revolving Credit Facility") and collectively with the Five Year Revolving Credit Facility, (the "Revolving Credit Facilities"). The 364-Day Revolving Credit Facility will mature on September 30, 1998 but may be extended on an annual basis for an additional 364 days upon receiving lender approval. The Company has submitted an extension request to the lenders under the 364 Day Revolving Credit Facility. The Five-Year Revolving Credit Facility will mature on October 1, 2001. The Revolving Credit Facilities, at the option of the Company, bear interest based on competitive bids of lenders participating in the facilities, at prime rates or at LIBOR plus a margin of approximately 22 basis points. The Company is required to pay a per annum facility fee of .08% and .06% of the average daily availability of the Five Year Revolving Credit Facility and 364 Day Revolving Credit Facility, respectively. The interest rates and facility fees are subject to change based upon credit ratings on the Company's senior unsecured long-term debt by nationally recognized statistical rating companies. The Revolving Credit Facilities contain certain restrictive covenants including restrictions on indebtedness, mergers, liquidations and sale and leaseback transactions and requires the maintenance of certain financial ratios, including a 3:1 minimum interest coverage ratio and a 3.5:1 maximum coverage ratio, as defined.

Company debt was $4.1 billion at June 30, 1998, which primarily consisted of $3.25 billion of short-term borrowings under the Company's Term Loan Facility and $700 million of publicly issued fixed rate debt.

The Company filed an amended shelf registration statement (the "Shelf Registration Statement") on February 6, 1998 with the Securities and Exchange Commission for the issuance of up to an aggregate $4.0 billion of debt and equity securities. Pursuant to the Shelf Registration Statement, the Company issued 29.9 million FELINE PRIDES and 2.3 million trust preferred securities on March 2, 1998 and received approximately $1.4 billion in gross proceeds therefrom. The issuance of the FELINE PRIDES resulted in the utilization of approximately $3 billion of availability under the Shelf Registration Statement. The FELINE PRIDES consist of 27.6 million Income PRIDES and 2.3 million Growth PRIDES, each with a face amount of $50 per PRIDE. The Income PRIDES consist of trust securities and stock purchase contracts under which the holders will purchase common stock from the Company in February of 2001. The Growth PRIDES consist of stock purchase contracts under which the holders will purchase common stock from the Company in February 2001 and zero coupon U.S. Treasury securities. The trust preferred securities will bear interest at the annual rate of 6.45 percent, and the forward purchase contract forming a part of the Income PRIDES will pay 1.05 percent annually in the form of a contract adjustment payment. The forward purchase contract forming a part of the Growth PRIDES will pay 1.3 percent annually in the form of a contract adjustment payment. The forward purchase contracts call for the holder to purchase a minimum of 1.0395 shares and a maximum of 1.3514 shares of the Company common stock per PRIDES security, depending upon the average of the closing price per share of Company common stock for a 20 consecutive trading day period ending in mid-February of 2001.

The Company filed a shelf registration statement with the Securities and Exchange Commission which has not yet become effective for the aggregate issuance of up to $3.0 billion of debt and equity securities.

On May 4, 1998, the Company redeemed all of the outstanding ($144.5 million principal amount) of 4-3/4% Convertible Senior Notes due 2003 at a price of 103.393% of the principal amount, together with interest accrued to the redemption date. Prior to May 4, 1998, $90.5 million of such notes were exchanged for 2.5 million shares of Company common stock.

On April 8, 1998, the Company exercised its option to call its 6-1/2% Convertible Subordinated Notes (the "6-1/2% Notes") for redemption on May 11, 1998, in accordance with the provisions of the indenture relating to the 6-1/2% Notes. Prior to the redemption date, all of the outstanding 6-1/2% Notes were converted into 2.1 million shares of Company common stock.

MANAGEMENT AND MORTGAGE PROGRAM FINANCING

PHH operates their mortgage services, fleet management services and relocation services businesses as a separate public reporting entity and supports purchases of leased vehicles and originated mortgages primarily by issuing commercial paper and medium term notes. Financial covenants related to such debt are designed to ensure the self-sufficient liquidity status of PHH. Accordingly, PHH's publicly filed financial statements and underlying publicly issued debt were not impacted by the accounting irregularities previously disclosed and

PHH continues to issue debt securities in public markets. Such borrowings are not classified based on contractual maturities, but rather are included in liabilities under management and mortgage programs rather than long-term debt since such debt corresponds directly with high quality related assets. Additionally, PHH continues to pursue opportunities to reduce its borrowing requirements by securitizing increasing amounts of its high quality assets. In May 1998, PHH commenced a program to sell originated mortgage loans to an unaffiliated buyer, at the option of the Company, up to the buyer's asset limit of $1.5 billion. The buyer may sell or securitize such mortgage loans into the secondary market, however, servicing rights are retained by the Company.

PHH debt is issued without recourse to the Company. PHH expects to continue to have broad access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, PHH utilizes the United States, European and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, PHH will continue to utilize the public and private debt markets as sources of financing. Augmenting these sources, PHH will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At June 30, 1998, PHH's outstanding debt was comprised of commercial paper, medium-term notes and other borrowings of $3.2 billion, $3.4 billion and $.2 billion, respectively.

PHH filed a shelf registration statement with the Securities and Exchange Commission, which became effective March 2, 1998, for the aggregate issuance of up to $3 billion of debt securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. The proceeds will be used to finance assets PHH manages for its clients and for general corporate purposes. As of July 31, 1998, the PHH had issued $795 million of medium-term notes under this shelf registration statement.

To provide additional financial flexibility, PHH's current policy is to ensure that minimum committed facilities aggregate 80 percent of the average amount of outstanding commercial paper. PHH maintains $2.7 billion of syndicated unsecured credit facilities which is backed by domestic and foreign banks and are comprised of $1.25 billion of lines of credit maturing in March 1999, which may be extended upon receiving lender approval, $1.25 billion maturing in the year 2000 and a $200 million facility maturing in June 1999. In addition, PHH has approximately $186 million of uncommitted lines of credit with various financial institutions, which were unused at June 30, 1998. Management closely evaluates not only the credit of the banks but also the terms of the various agreements to ensure ongoing availability. The full amount of PHH's committed facilities at June 30, 1998 was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit PHH's access to commercial paper or medium-term notes funding.

PHH minimizes its exposure to interest rate and liquidity risk by effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources, and securing available credit under committed banking facilities.

On July 10, 1998, the Company entered into a Supplemental Indenture No. 1 (the "Supplemental Indenture") with The First National Bank of Chicago, as trustee, under the Senior Indenture dated as of June 5, 1997, which formalizes the policy for PHH of limiting the payment of dividends and the outstanding principal balance of loans to the Parent Company to 40% of consolidated net income (as defined in the Supplemental Indenture) for each fiscal year. The Supplemental Indenture prohibits PHH from paying dividends or making loans to the Parent Company if upon giving effect to such dividend and/or loan, PHH's debt to equity ratio exceeds 8 to 1.

CREDIT RATINGS


The Company's long-term debt credit ratings from S&P, Duff & Phelps ("Duff") and Moody's remain at A, A and A3, respectively; however, such ratings are being reviewed by such agencies with negative implications following the Company's March 23, 1998 announcements relating to the Company's agreements to acquire American Bankers and NPC and its April 15, 1998 announcement regarding accounting irregularities discovered at the former CUC business units. PHH's present long term and short term debt ratings are A+/A1, A2/P1, A+/F1, A+/D1 with Standard & Poor's (S&P), Moody's Investor Service (Moody's), Fitch IBCA and Duff & Phelps Credit Rating Co. (Duff), respectively. Presently, the ratings of both S&P and Moody's related to PHH debt are on watch with negative implications. While this negative watch period has caused PHH to incur a marginal increase in its cost of funds, management believes its sources of liquidity continue to be adequate. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time).

COMPANY INVESTIGATION LITIGATION

On April 15, 1998, as a result of the discovery of accounting irregularities in the former CUC business units, which are part of the Company's Alliance Marketing segment (formerly the Membership segment), the Audit Committee of the Company's Board of Directors initiated an investigation into such matters. The Audit Committee's investigation has since been completed and, as a result of its findings, the Company has restated its previously reported financial results for the years 1995 through 1997 and the quarterly periods during 1996 and 1997 and the first quarter of 1998. The Company expects to file the following financial statements and other information with the SEC in late August 1998: (i) audited restated financial statements for the years ended December 31, 1995 through 1997 on an amended Form 10-K/A; (ii) unaudited restated financial statements for the quarterly periods ended March 31, 1998 and 1997 on an amended Form 10-Q/A; and (iii) restated financial information for each of the quarterly periods in 1997 and 1996.

As a result of the aforementioned accounting irregularities, numerous purported class action lawsuits, a purported derivative lawsuit and an individual lawsuit have been filed against the Company and, among others, its predecessor HFS, and certain current and former officers and directors of the Company and HFS asserting various claims under the federal securities laws and certain state statutory and common laws. In addition, the staff of the SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the accounting issues. The SEC staff has advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such proceedings could have a material adverse impact on the financial condition, results of operations and cash flows of the Company.

CASH FLOWS

The Company used $251.3 million of cash flows from operations in 1998, representing a $1,230.8 million decrease from the same period in 1997. The $1.3 billion decrease in operating cash flows reflects unprecedented growth in mortgage loan origination volume. Rapid growth, which contributed to the 149% increase in Mortgage Services operating income, also caused a temporary delay in selling mortgages on the secondary market until July 1998. The Company used $3.9 billion in cash flows from investing activities, which consisted of $2.7 billion of acquisitions and acquisition-related payments and $811.9 million of net investment in assets under management and mortgage programs. Cash provided by financing activities of $5.7 billion primarily reflects the issuance of the FELINE PRIDES and proceeds of $3.3 billion from borrowings under the term loan facility.

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

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for the periods beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company will adopt SFAS No. 133 effective for the 2000 calendar year end. The Company has not yet determined the impact SFAS No. 133 will have on its financial statements.

YEAR 2000 COMPLIANCE

The Company currently is in the process of indentifying, evaluating and implementing changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process data from and after January 1, 2000 and beyond. Major areas of potential business impact have been identified and are being reviewed, and initial conversion efforts are underway. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company. The total future cost of compliance associated with identified actions is anticipated to be approximately $4 million. Variations from anticipated expenditures and the effect on the Company's future results of operations are not anticipated to be material in any given year.

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

o One means of assessing exposure in interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical 10% change (decrease) in interest rates across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such decrease would not adversely impact the 1998 net earnings of the Company based on June 30, 1998 positions.

o One means of assessing exposure to changes in currency exchange rates is to model effects on future earnings using a sensitivity analysis. Six months ended June 30, 1998 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify the Company's assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% change (decrease) in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would not adversely impact the 1998 net earnings of the Company based on June 30, 1998 positions.

The categories of primary market risk exposure of the Company are: (i) long-term U.S. interest rates due to mortgage loan origination commitments and an investment in mortgage loans held for resale; (ii) short-term interest rates as they impact vehicle and relocation receivables; and (iii) LIBOR and commercial paper interest rates due to their impact on variable rate borrowings.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The discussion contained under the heading "Company Investigation and Litigation" in Note 11 contained in Part 1 - FINANCIAL INFORMATION, Item 1
- Financial Statements, is incorporated herein by reference in its entirety.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

(b)   Reports on Form 8-K

      The Company filed a report on Form 8-K dated April 17, 1998 reporting in
Item 5 the discovery of accounting irregularities at the former CUC International Inc. business units, the termination of Cosmo Corigliano and the submission of resignations by Kirk Shelton and Amy Lipton.

      The Company filed a report on Form 8-K dated May 5, 1998 reporting in
Item 2 the acquisition of National Parking Corporation Limited and in Item 5 the Company's first quarter 1998 earnings, the postponement of the Company's Annual Meeting, the execution of a commitment for a new Term Loan Facility and the availability of the Company's existing credit facilities.

      The Company filed a report on Form 8-K dated May 18, 1998 reporting in
Item 4 the dismissal of Ernst & Young LLP as the independent accountants upon whom Deloitte & Touche LLP, the Company principal independent accountants, previously relied in its report on the Company.

      The Company filed a report on Form 8-K dated June 4, 1998 reporting in
Item 5 the execution of a new $3.25 billion term loan credit facility.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CENDANT CORPORATION


                                            By: /s/ Scott E. Forbes
                                                -----------------------------
                                                Scott E. Forbes
                                                Executive Vice President
Date: August 14, 1998                           and Chief Accounting Officer