Form 10-K/A
period 1997-12-31
CENDANT CORP
filed 1998-09-29
CIK 723612

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ------------

                                  FORM 10-K/A
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                          COMMISSION FILE NO. 1-10308

                                 ------------

                              CENDANT CORPORATION
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                06-0918165
      (State or other jurisdiction                   (I.R.S. Employer
     of incorporation or organization)            Identification Number)

             6 SYLVAN WAY                                  07054
        PARSIPPANY, NEW JERSEY                           (Zip Code)
 (Address of principal executive office)

                                 (973) 428-9700
              (Registrant's telephone number, including area code)

                                  ------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                 ON WHICH REGISTERED
            -------------------                 -------------------
       Common Stock, Par Value $.01           New York Stock Exchange
       5 7/8% Senior Notes due 1998           New York Stock Exchange
             FELINE PRIDES(SM)                New York Stock Exchange
             Income PRIDES(SM)                New York Stock Exchange
             Growth PRIDES(SM)                New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the New York Stock Exchange on September 25, 1998, was $11,480,920,000. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

     The number of shares outstanding of each of the Registrant's classes of common stock was 851,531,353 shares of Common Stock outstanding as at September 25, 1998.

===============================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement which was mailed to stockholders in connection with the registrant's annual shareholders' meeting which is scheduled to be held on October 30, 1998 (the "Proxy Statement") are incorporated by reference into Part III hereof.


            DOCUMENT CONSTITUTING PART OF SECTION 10(A) PROSPECTUS
                     FOR FORM S-8 REGISTRATION STATEMENTS


     This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

                              TABLE OF CONTENTS

ITEM                                      DESCRIPTION                                     PAGE
----                                      -----------                                     ----
         PART I
  1      Business ....................................................................     1
  2      Properties ..................................................................    32
  3      Legal Proceedings ...........................................................    32
  4      Submission of Matters to a Vote of Security Holders .........................    34

         PART II
  5      Market for the Registrant's Common Stock and Related Stockholder Matters ....    35
  6      Selected Financial Data .....................................................    36
  7      Management's Discussion and Analysis of Financial Condition and Results of
          Operations .................................................................    38
 7A      Quantitative and Qualitative Disclosures About Market Risk ..................    60
  8      Financial Statements and Supplementary Data .................................    61
  9      Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure .................................................................    61

         PART III
 10      Directors and Executive Officers of the Registrant ..........................    62
 11      Executive Compensation ......................................................    62
 12      Security Ownership of Certain Beneficial Owners and Management ..............    62
 13      Certain Relationships and Related Transactions ..............................    62

         PART IV
 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K .............    62
         Signatures ..................................................................    63
         Index to Exhibits ...........................................................    65

                                    PART I


ITEM 1. BUSINESS


GENERAL

     Cendant Corporation (the "Registrant", which, together with its subsidiaries is herein called collectively the "Company" or "Cendant") is one of the foremost consumer and business services companies in the world. The Company was created through the merger (the "Merger") of CUC International Inc. ("CUC") and HFS Incorporated ("HFS") in December 1997 with the resultant corporation being renamed Cendant Corporation. The Company provides all the services formerly provided by each of CUC and HFS, including travel services, real estate services and membership-based consumer services.

     Within three principal operating segments -- real estate services, travel services and alliance marketing -- Cendant's businesses provide a wide range of complementary consumer and business services. The travel segment facilitates vacation timeshare exchanges, manages corporate and government vehicle fleets and franchises car rental and hotel businesses; the real estate segment assists in employee relocation, provides home buyers with mortgages and franchises real estate brokerage businesses; and the alliance marketing segment provides an array of value driven products and services through more than 20 membership clubs and client relationships. The Company also offers tax preparation services, consumer software in various multimedia forms, information technology services, credit information services and financial products.

     In the travel industry, the Company, through certain of its subsidiaries, franchises hotels primarily in the mid-priced and economy markets. The Company is the world's largest hotel franchisor, operating the Days Inn (Registered Trademark) , Ramada (Registered Trademark) (in the United States), Howard Johnson (Registered Trademark) , Super 8 (Registered Trademark) , Travelodge (Registered Trademark) (in North America), Villager Lodge (Registered Trademark) , Knights Inn (Registered Trademark) and Wingate Inn (Registered Trademark) lodging franchise systems. Additionally, the Company owns the Avis (Registered Trademark) worldwide vehicle rental franchise system which, operated by its franchisees, is the second-largest car rental system in the world (based on total revenues and volume of rental transactions). The Company currently owns approximately 20% of the capital stock of the world's largest Avis franchisee, Avis Rent A Car, Inc. ("ARAC"). The Company also owns Resort Condominiums International, LLC ("RCI"), the world's leading timeshare exchange organization, and PHH Vehicle Management Services Corporation which operates the second largest provider in North America of comprehensive vehicle management services, and is the market leader in the United Kingdom for fuel and fleet management services. Through the acquisition of National Parking Corporation Limited in April 1998, the Company is the largest private (non-municipality owned) single car park operator in the United Kingdom and a leader in vehicle emergency support and rescue services for approximately 3.5 million members in the United Kingdom. The Company also operates the world's leading value-added tax refund service for travelers.

     In the residential real estate industry, the Company, through certain of its subsidiaries, franchises real estate brokerage offices under the CENTURY 21 (Registered Trademark) , COLDWELL BANKER (Registered Trademark) and ERA (Registered Trademark) real estate brokerage franchise systems and is the world's largest real estate brokerage franchisor. Additionally, the Company, through Cendant Mobility Services Corporation, is the largest provider of corporate relocation services in the United States, offering relocation clients a variety of services in connection with the transfer of a client's employees. Through Cendant Mortgage Corporation ("Cendant Mortgage"), the Company originates, sells and services residential mortgage loans in the United States, marketing such services to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and mortgage banks.

     The Company's alliance marketing segment is divided into three divisions: individual membership; insurance/wholesale; and lifestyle. The individual membership division, with more than 33 million memberships, provides customers with access to a variety of products and services in such areas as retail shopping, travel, auto, dining and home improvement. The insurance/wholesale division, with nearly 31 million customers, markets and administers insurance products, primarily accidental death insurance, and also provides products and services such as checking account enhancement packages, financial products and discount programs to customers of various financial institutions. The lifestyle division, with over 11 million customers, provides customers with unique products and services that are designed to enhance a customer's purchasing power. The Company's alliance marketing activities are conducted principally through Cendant Membership Services, Inc. and certain of the Company's other wholly-owned subsidiaries, including FISI*Madison Financial Corporation ("FISI"), Benefit Consultants, Inc. ("BCI"), and Entertainment Publications, Inc. ("EPub").

     Through the acquisition of Jackson Hewitt, Inc. ("Jackson Hewitt") on January 7, 1998, the Company operates the second largest tax preparation service system in the United States with locations in 43 states. The Company franchises a system of approximately 2,000 offices that specialize in computerized preparation of federal and state individual income tax returns.

     The Company also offers consumer software in various multimedia forms, predominately on CD-ROM for personal computers. The Company's Cendant Software unit is one of the largest personal computer consumer software groups in the world, and a leader in entertainment, educational and personal productivity software. It includes Sierra On-Line, Inc., Blizzard Entertainment and Knowledge Adventure, Inc., and offers such titles as Diablo, Starcraft, You Don't Know Jack, King's Quest, JumpStart, Math Blaster, Reading Blaster and many others. See "DISCONTINUED OPERATIONS."

     As a franchisor of hotels, residential real estate brokerage offices, car rental operations and tax preparation services, the Company licenses the owners and operators of independent businesses to use the Company's brand names. The Company does not own or operate hotels, real estate brokerage offices, car rental operations or tax preparation offices (except for certain company-owned Jackson Hewitt offices which the Company intends to sell). Instead, the Company provides its franchisee customers with services designed to increase their revenue and profitability.


RECENT DEVELOPMENTS

     American Bankers Acquisition. On March 23, 1998, the Company announced that it had entered into a definitive agreement (the "ABI Merger Agreement") to acquire American Bankers Insurance Group Inc. ("American Bankers") for $67 per share in cash and stock, for an aggregate consideration of approximately $3.1 billion. The Company has agreed to purchase 23.5 million shares of American Bankers at $67 per share through its pending cash tender offer, to be followed by a merger in which the Company has agreed to deliver Cendant shares with a value of $67 for each remaining share of American Bankers common stock outstanding. The Company has already received anti-trust clearance to acquire American Bankers. The tender offer is subject to the receipt of tenders representing at least 51 percent of the common shares of American Bankers as well as customary closing conditions, including regulatory approvals. From time to time representatives of the Company and representatives of American Bankers have discussed possible modifications to the terms of the ABI Merger Agreement, including a change in the mix of consideration to increase the cash component and decrease the stock component and changing the transaction to a taxable transaction. No agreement regarding any such modifications has been reached and there can be no assurance that such discussions will result in any agreement being reached. If no agreement regarding the terms of any modification to the terms of the ABI Merger Agreement is reached, the current ABI Merger Agreement will remain in effect in accordance with its terms. The transaction is expected to be completed in the fourth quarter of 1998 or the first quarter of 1999. American Bankers concentrates on marketing affordable, specialty insurance products and services through financial institutions, retailers and other entities offering consumer financing as a regular part of their business. American Bankers, through its subsidiaries, operates in the United States, Canada, Latin America, the Caribbean and the United Kingdom.

     In connection with the Company's proposal to acquire American Bankers, the Company entered into a commitment letter, dated June 30, 1998, with The Chase Manhattan Bank and Chase Securities Inc. to provide a $650 million 364-day revolving credit facility (the "New Facility") which will mature 364 days after the execution of the definitive documentation relating thereto. The New Facility will bear interest, at the option of the Company, at rates based on competitive bids of lenders participating in such facilities at a prime rate or at LIBOR plus an applicable variable margin based on the Company's senior unsecured long-term debt rating.

     Providian Acquisition. On December 10, 1997, the Company announced that it had entered into a definitive agreement to acquire Providian Auto and Home Insurance Company ("Providian") and its subsidiaries from an Aegon N.V. subsidiary for approximately $219 million in cash. Providian sells automobile insurance to consumers through direct response marketing in 45 states and the District of Columbia. The closing of this transaction is subject to customary conditions, including regulatory approval and no assurances can be made that the acquisition will be completed. Prior to the acquisition the name of Providian will be changed to Cendant Auto Insurance Company ("Cendant Auto"). The Company intends to expand Cendant Auto's marketing channels to the Company's existing distribution channels, while also providing the Company's existing customer base with a new product offering.

     National Parking Corporation. On April 27, 1998, the Company completed the acquisition of National Parking Corporation ("NPC") for $1.6 billion in cash, which included the repayment of approximately $227 million of outstanding NPC debt. NPC is the largest private (non-municipality owned) single car park operator in the United Kingdom, with a portfolio of approximately 500 owned and managed car parks in over 100 towns and city centers and major airport locations. NPC, through its acquisitions of National Breakdown Limited and UK Insurance Limited in 1984, has also developed a broad-based assistance group, under the brand name of Green Flag. Green Flag offers a wide range of emergency support and rescue services to approximately 3.5 million members.

     RAC Motoring Services Acquisition. On May 21, 1998, the Company announced that it has reached definitive agreements with the Board of Directors of Royal Automobile Club ("RAC") to purchase RAC Motoring Services ("RACMS") for total consideration of \P450 million, or approximately $735 million in cash. As part of the purchase price, the Company has agreed to make a charitable endowment of \P13 million to the RAC Foundation to promote awareness and understanding of the environmental issues related to mobility and the use of motor vehicles, and to help promote, research and investigate solutions.

     On June 19, 1998, members of the RAC approved the first stage of the two-step process to implement the sale of RACMS to the Company. On July 8, 1998, the U.K. Court approved the reorganization within the RAC group companies. The final stage of the process involves the sale of RACMS to the Company. On August 12, 1998, the shareholders of RACMS approved the sale of RACMS to the Company. On September 24, 1998, the U.K. Secretary of State for Trade and Industry referred the RACMS acquisition to the U.K. Monopolies and Mergers Commission (the "MMC'). The closing of this transaction is subject to certain conditions, including MMC approval. Although no assurances can be made, the Company currently anticipates that the transaction will be completed in the spring of 1999.

     RACMS operates in three principal segments -- The RAC, the U.K.'s second largest roadside assistance company with over 6 million associate members, including 2.7 million under fleet programs and car manufacturers warranty programs and 2.9 million direct individual members, and London Wall Insurance, a provider of auto warranty products. RACMS also owns the British School of Motoring (BSM), the U.K.'s largest driving school company. Sales for 1997, adjusted for the acquisition of BSM, were approximately $500 million.

     Sale of Hebdo Mag and Plan to Sell Software Business. On August 12, 1998, the Company announced that it agreed to sell 100% of its Hebdo Mag International, Inc. ("Hebdo Mag") subsidiary to a company organized by Hebdo Mag management for approximately 7 million shares of Company common stock and $410 million in cash. The sale of Hebdo Mag is conditioned upon, among other things, the receipt of certain governmental approvals and financing. The transaction is expected to be completed in the fourth quarter of 1998.

     The Company also announced that it has engaged Credit Suisse First Boston to analyze strategic alternatives in regard to the potential 100% initial public offering or a third party sale of its entire consumer software business unit.

     Interval Divestiture. On December 17, 1997, in connection with the Merger, the Company completed the divestiture of its timeshare exchange subsidiary, Interval International Inc., as contemplated by a consent decree with the Federal Trade Commission.


MATTERS RELATING TO THE ACCOUNTING IRREGULARITIES AND ACCOUNTING POLICY CHANGE

     Accounting Irregularities. On April 15, 1998, the Company announced that in the course of transferring responsibility for the Company's accounting functions from the former CUC personnel to HFS accounting personnel and preparing for the reporting of first quarter 1998 financial results, it had discovered accounting irregularities in certain CUC business units. As a result, upon discovering such accounting irregularities in certain former CUC business units, the Company together with its counsel and assisted by auditors, immediately began an intensive investigation (the "Company Investigation"). In addition, the Audit Committee of the Board of Directors engaged Willkie Farr & Gallagher ("Willkie Farr") as special legal counsel and Willkie Farr engaged Arthur Andersen LLP to perform an independent investigation into these accounting irregularities (the "Audit Committee Investigation," together with the Company Investigation, the "Investigations"). On July 14, 1998, the Company announced that the accounting irregularities were greater than those initially discovered in April and that the irregularities affected the accounting records of the majority of the CUC business units. On August 13, 1998, the Company announced that the Company Investigation was complete. On August 27, 1998, the Company announced that the Audit Committee of the Board of Directors had submitted its report (the "Report") to the Board of Directors on the Audit Committee Investigation into the accounting irregularities and its conclusions regarding responsibility for those actions. A copy of the Report has been filed as an exhibit to the Company's Current Report on Form 8-K dated August 28, 1998. As a result of the findings of the Investigations, the Company has restated its previously reported financial results for 1997, 1996 and 1995. The restated financial statements also include the cumulative effect of a change in accounting, effective January 1, 1997, related to revenue and expense recognition for memberships (see Note 3 to the consolidated financial statements).

     The restated net income (loss) totalled $(217.2) million, $330.0 million and $229.8 million in 1997, 1996 and 1995, respectively ($(0.27), $0.41 and
$0.31 per diluted share, respectively). The Company originally reported corresponding net income of $55.4 million, $423.6 million and $302.8 million in 1997, 1996 and 1995, respectively ($0.06, $0.52 and $0.42 per diluted share, respectively).

     The Company originally reported $872.2 million of 1997 net income excluding merger-related costs and other unusual charges ("Unusual Charges") or $1.00 per diluted share which included $816.2 million or $.94 per diluted share from continuing operations. The restated income from continuing operations excluding Unusual Charges, extraordinary gain and the cumulative effect of a change in accounting totalled $571.0 million or $.66 per diluted share. The $245.2 million or $.28 per diluted share decrease in income from continuing operations represents additional after tax expense of $15.3 million ($.02 per diluted share) due to the aforementioned change in accounting and $229.9 million
($.26 per diluted share) of accounting errors and irregularities.

     The Company originally reported $542.3 million and $364.9 million of 1996 and 1995 net income excluding Unusual Charges, respectively ($0.67 and $0.50 per diluted share, respectively). The restated income from continuing operations excluding Unusual Charges totalled $383.3 million and $269.2 million in 1996 and 1995, respectively ($0.47 and $0.36 per diluted share, respectively). The $159.0 million and $95.7 million decreases in 1996 and 1995, respectively, primarily represent accounting errors and irregularities in both periods.

     Class Action Litigation and Government Investigation. As a result of the aforementioned accounting irregularities, numerous purported class action lawsuits, two purported derivative lawsuits and an individual lawsuit have been filed against the Company, and among others, its predecessor, HFS, and certain current and former officers and directors of the Company and HFS, asserting various claims under the federal securities laws and certain state statutory and common laws. SEE "ITEM 3. LEGAL PROCEEDINGS".

     In addition, the staff of the Securities and Exchange Commission (the "SEC") and the United States Attorney for the District of New Jersey are conducting investigations (the "Government Investigations") relating to the accounting irregularities. The SEC staff has advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. While management has made all adjustments considered necessary as a result of the findings of the Investigations and the restatement of the Company's financial statements for 1997, 1996 and 1995, there can be no assurances that additional adjustments will not be required as a result of the Government Investigations.

     Management and Corporate Governance Changes. On July 28, 1998, Walter A. Forbes resigned as Chairman of the Company and as a member of the Board of Directors. Henry R. Silverman, Chief Executive Officer of the Company, was unanimously elected by the Board of Directors to be Chairman and will continue to serve as Chief Executive Officer and President of the Company. Ten members of the Board formerly associated with CUC also resigned, leaving the Company with 18 directors.

     On July 28, 1998, the Board also approved the adoption of Amended and Restated By-Laws of the Company and voted to eliminate the governance plan adopted as part of the Merger, resulting in the elimination of the 80% super-majority vote requirement provisions of the Company's By-Laws relating to the composition of the Board and the limitations on the removal of the Chairman and the Chief Executive Officer.

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

     Financial information about the Company's industry segments may be found in Note 24 to the Company's consolidated financial statements presented in Item 8 of this Annual Report on Form 10-K/A and incorporated herein by reference. Except where expressly noted, information herein does not include information on or with respect to American Bankers, NPC, RACMS, Providian or their respective businesses.

     Certain statements in this Annual Report on Form 10-K/A constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: the outcome of the pending litigation relating to the previously announced accounting irregularities; uncertainty as to the Company's future profitability; the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's existing and potential future lines of business; the Company's ability to integrate and operate successfully acquired businesses and the risks associated with such businesses, including the Merger and the NPC acquisition and the proposed American Bankers, RACMS and Providian acquisitions; the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements; uncertainty as to the future profitability of acquired businesses; the ability of the Company and its vendors to complete the necessary actions to achieve a year 2000 conversion for its computer systems and applications; and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

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

     The Company entered the lodging franchise business in July 1990 with the acquisition of the Howard Johnson franchise system and the rights to operate the U.S. Ramada franchise system. The Company acquired the Days Inn franchise system in 1992, the Super 8 franchise system and substantially all of the assets of the Park Inn International (Registered Trademark) franchise system in the U.S. and Canada in 1993 (which the Company sold in 1996), the Villager Lodge franchise system in 1994, the Knights Inn franchise system in August 1995 and the Travelodge franchise system in January 1996. Each of these acquisitions has increased the Company's earnings per share. The Company continues to seek opportunities to acquire or license additional hotel franchise systems, including established brands in the upper end of the market, where the Company is not currently represented. See "Lodging Franchise Growth" below.

     The fee and cost structure of the Company's business provides significant opportunities for the Company to increase earnings by increasing the number of franchised properties. Hotel franchisors, such as the Company, derive substantially all of their revenue from annual franchise fees. Annual franchise fees are comprised of two components, a royalty portion and a marketing and reservations portion, both of which are normally charged by the franchisor as a percentage of the franchisee's gross room sales. The royalty portion of the franchise fee is intended to cover the operating expenses of the franchisor, such as expenses incurred in quality assurance, administrative support and other franchise services and to provide the franchisor with operating profits. The marketing/reservations portion of the franchise fee is intended to reimburse the franchisor for the expenses associated with providing such franchise services as a national reservations system, national media advertising and certain training programs.

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

                  PRIMARY MARKET    AVG. ROOMS                                       DOMESTIC
      BRAND           SERVED       PER PROPERTY   # OF PROPERTIES   # OF ROOMS    INTERNATIONAL*
---------------- ---------------- -------------- ----------------- ------------ -----------------
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

----------
 *  Description of rights owned or licensed.

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

     LODGING SERVICE MARKS AND OTHER INTELLECTUAL PROPERTY. The service marks "Days Inn," "Ramada," "Howard Johnson," "Super 8," "Travelodge" and related logos are material to the Company's business. The Company, through its franchisees, actively uses these marks. All of the material marks in each franchise system are registered (or have applications pending for registration) with the United States Patent and Trademark Office. The marks relating to the Days Inn system, the Howard Johnson system, the Knights Inn system, the Super 8 system, the Travelodge system (in North America), the Villager Lodge system and the Wingate Inn system are owned by the Company through its subsidiaries.

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

     The Ramada License Agreements have initial terms terminating on March 31, 2024. At the end of the initial terms, RFS has the right either (i) to extend the Ramada License Agreements, (ii) to purchase the Ramada Marks for their fair market value at the date of purchase, subject to certain minimums after the initial terms, or (iii) to terminate the Ramada License Agreements. The Ramada License Agreements require that RFS pay license fees to the Licensor calculated on the basis of percentages of annual gross room sales, subject to certain minimums and maximums as specified in each Ramada License Agreement. RFS received approximately $44 million in royalties from its Ramada franchisees in 1997 and paid the Licensor approximately $22 million in license fees.

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

     LODGING COMPETITION. Competition among the national lodging brand franchisors to grow their franchise systems is intense. The Company's primary national lodging brand competitors are the Holiday Inn (Registered Trademark) and Best Western (Registered Trademark) brands and Choice Hotels, which franchises seven brands, including the Comfort Inn (Registered Trademark) , Quality Inn (Registered Trademark) and Econo Lodge (Registered Trademark) brands. Days Inn, Travelodge and Super 8 properties principally compete with Comfort Inn, Hampton Inn (Registered Trademark) and Econo Lodge in the limited service economy sector of the market. The chief competitor of Ramada, Howard Johnson and Wingate Inn properties, which compete in the middle market segment of the hotel industry, is Holiday Inn. The Company's Knights Inn and Travelodge brands compete with Motel 6 (Registered Trademark) properties. In addition, a lodging facility owner may choose not to affiliate with a franchisor but to remain independent.

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

     Resort timesharing -- also referred to as vacation ownership -- is the shared ownership and/or periodic use of property by a number of users or owners for a defined period of years or in perpetuity. An example of a simple form of timeshare is a condominium unit that is owned by fifty-one persons, with each person having the right to use the unit for one week of every year and with one week set aside for maintenance. In the United States, industry sources estimate that the average price of such a timeshare is about $10,000, plus a yearly maintenance fee of approximately $350 per interval owned. Based upon information published about the industry, the Company believes that 1997 sales of timeshares exceeded $6 billion worldwide. Two principal segments make up the timeshare exchange industry: owners of timeshare interests (consumers) and resort properties (developers/operators). Industry sources have estimated that the total number of owner households of timeshare interests is nearly 4 million worldwide, while the total number of timeshare resorts worldwide has been estimated to be more than 4,500. The timeshare exchange industry derives revenue from annual membership fees paid by owners of timeshare interests, fees paid by such owners for each exchange and fees paid by members and resort affiliates for various other products and services.

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

     COMPETITION. The global timeshare exchange industry is comprised of a number of entities, including resort developers and owners. RCI's largest competitor is Interval International Inc. ("Interval"), formerly a wholly-owned subsidiary of the Company, and a few other smaller firms. Based upon industry sources, the Company believes that 98% of the more than 4,500 timeshare resorts in the world are affiliated with either RCI or Interval. Based upon 1997 published statistics and Company information, RCI has nearly 2.4 million timeshare households that are members, while Interval has approximately 850,000 timeshare households that are members. Also in 1997, RCI confirmed more than
1.8 million exchange transactions while Interval confirmed approximately 480,000 transactions. As a result, based on 1997 business volume, RCI services approximately 73% of members and approximately 79% of exchange transactions. RCI is bound by the terms of a Consent Order issued by the Federal Trade Commission which restricts the right of RCI to solicit, induce, or attempt to induce clients of Interval International Inc. to either terminate or not to renew their existing Interval contracts. The proposed Consent Order contains certain other restrictions. The restrictions generally expire on or before December 17, 1999.


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

     In, 1997, Avis Europe's previously paid-up license for Europe, the Middle East and Africa was modified to provide for a paid-up license only as to Europe and the Middle East. Avis Europe will pay annual royalties to the Company for Africa and a defined portion of Asia which covers the area between 60E longitude and 150E longitude, excluding Australia, New Zealand and Papua New Guinea. The Avis Europe license expires on November 30, 2036, unless earlier termination is effected in accordance with the license terms. Avis Europe also entered into a Preferred Alliance Agreement with the Company under which Avis Europe became a preferred alliance provider for car rentals to RCI customers in Europe, Asia and Africa, and for car rentals to PHH customers needing replacement vehicles for fleets managed by PHH in Europe, Asia and Africa.

     COMPETITION. The vehicle rental industry is characterized by intense price and service competition. In any given location, franchisees may encounter competition from national, regional and local companies, many of which, particularly those owned by the major automobile manufacturers, have greater financial resources than the Company and Avis. However, because the Company's royalty fees are based upon the gross revenue of Avis and the other Avis System franchisees, the Company's revenue is not directly dependent on franchisee profitability.

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

     Other. Wright Express Corporation, a wholly-owned subsidiary of the Company acquired as part of the Ideon acquisition, is a provider of information and transaction processing services for commercial fleet operators, as well as private label fleet card processing, in North America. The Wright Express Universal Fleet Card is the nation's most widely accepted electronic fleet fueling credit card and is accepted at over 120,000 fueling locations.

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


TAX REFUND BUSINESS

     Through a subsidiary, Global Refund, the Company assists travelers to receive valued-added tax ("VAT") refunds in 22 European countries, Canada and Singapore. Global Refund is the world's leading VAT refund service, with over 125,000 affiliated retailers and seven million transactions per year. Global Refund operates over 400 cash refund offices at international airports and other major points of departure and arrival worldwide. The Company plans to expand the services Global Refund provides to travelers to include Entertainment (Registered Trademark) coupon book memberships and the Travelers Advantage (Registered Trademark) memberships.


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


MORTGAGE SERVICES BUSINESS

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


OTHER REAL ESTATE SERVICES

     Welcome Wagon International, Inc. ("Welcome Wagon"), a wholly-owned subsidiary of the Company, has approximately 1,800 field representatives who visit households and campuses each year to provide consumers with discounts for local merchants. Getko Group Inc. ("Getko"), a wholly-owned subsidiary of the Company, distributes complimentary welcoming packages which provide new homeowners throughout the United States and Canada with discounts for local merchants. The Company is exploring opportunities to leverage the assets and the distribution channels of such subsidiaries.


ALLIANCE MARKETING

     The Company's Alliance Marketing segment is divided into three divisions; individual membership: insurance/wholesale; and lifestyle. The individual membership division, with more than 33 million memberships, provides customers with access to a variety of products and services in such areas as retail shipping, travel, auto, dining and home improvement. The insurance/wholesale division, with nearly 31 million customers, markets and administers insurance products, primarily accidental death insurance, and also provides products and services such as checking account enhancement packages, financial products and discount programs to customers of various financial institutions. The lifestyle division, with over 11 million customers, provides customers with unique products and services that are designed to enhance a customer's purchasing power. The Alliance Marketing activities are conducted principally through Cendant Membership Services, Inc. and certain of the Company's other wholly-owned subsidiaries, including FISI, BCI, and EPub.

     The Company derives its Alliance Marketing revenue principally from membership service fees, insurance premiums and product sales. The Company solicits members and customers for many of its programs by direct marketing and by using a direct sales force to call on financial institutions, schools, community groups, companies and associations. Some of the Company's individual memberships are available on-line to interactive computer users via major on-line services and the Internet's World Wide Web. See "-- Distribution Channels".


 INDIVIDUAL MEMBERSHIP

     The Individual Membership division represented 43%, 45% and 47% of the Alliance Marketing revenues for the year ended December 31, 1997, 1996 and 1995, respectively. The Company affiliates with business partners such as leading financial institutions, retailers, and oil companies to offer membership as an enhancement to their credit card customers. Participating institutions generally receive commissions on initial and renewal memberships, averaging fifteen to twenty percent of the net membership fees. Individual memberships are marketed, primarily using direct marketing techniques, through participating institutions with the Company generally paying for the marketing costs to solicit the prospective members. The member pays the Company directly for the service and, in most instances, is billed via a credit card. Membership fees vary depending upon the particular membership program, and annual fees generally range from $49 to $79 per year. Most of the Company's memberships are for one-year renewable terms, and members are generally entitled to unlimited use during the membership period of the service for which the members have subscribed. Members generally may cancel their memberships and obtain a full refund at any point during the membership term.

     Individual membership programs link consumers to an array of products and services offering shop at home convenience with significant savings in areas such as retail shopping, travel, automotive, dining and home improvement. Membership programs include among others Shoppers Advantage (Registered Trademark) , Travelers Advantage (Registered Trademark) , AutoVantage (Registered Trademark) , Credit Card Guardian (Registered Trademark) , and PrivacyGuard (Registered Trademark) , and other membership programs. A brief description of the different types of membership programs are as follows:

     Shopping. Shoppers Advantage (Registered Trademark) is a discount shopping program whereby the Company, through Comp-U-Card Services, Inc., provides product price information and home shopping services to its members. The Company's merchandise database contains information on over 100,000 brand name products, including a written description of the product, the manufacturer's suggested retail price, the vendor's price, features and availability. All of these products may be purchased through the Company's independent vendor network. Vendors include manufacturers, distributors and retailers nationwide. Individual members are entitled to an unlimited number of toll-free calls seven days a week to the Company's shopping consultants, who access the merchandise database to obtain the lowest available fully delivered cost from participating vendors for the product requested and accept any orders that the member may place. The Company informs the vendor providing the lowest price of the member's order and that vendor then delivers the requested product directly to the member. The Company acts as a conduit between its members and the vendors; accordingly, it does not maintain an inventory of products.

     As part of its individual member Shoppers Advantage (Registered Trademark) program, the Company distributes catalogs four to ten times per year to certain members. In addition, the Company automatically extends the manufacturer's warranty on all products purchased through the Shoppers Advantage (Registered Trademark) program and offers a low price guarantee.

     Travel. Travelers Advantage (Registered Trademark) is a discount travel service program whereby the Company, through Cendant Travel, Inc. ("Cendant Travel") (one of the ten largest full-service travel agencies in the U.S.), obtains information on schedules and rates for major scheduled airlines, hotel chains and car rental agencies from the American Airlines Sabre (Registered Trademark) Reservation System. In addition, the Company maintains its own database containing information on tours, travel packages and short-notice travel arrangements. Members book their reservations through Cendant Travel, which earns commissions (ranging from 5%-25%) on all travel sales from the providers of the travel services. Certain Travelers Advantage (Registered Trademark) members can earn cash awards from the Company equal to a specified percentage (generally 5%) of the price of travel arrangements purchased by the member through Cendant Travel. Travel members may book their reservations by making toll-free telephone calls seven days a week, twenty-four hours a day to agents at Cendant Travel. Cendant Travel provides its members with special negotiated rates on many air, car and hotel bookings. Cendant Travel's agents reserve the lowest air, hotel and car rental fares available for the members' travel requests and offers a low price guarantee on such fares.

     Auto. The Company's auto service, AutoVantage (Registered Trademark) , offers members comprehensive new car summaries and preferred prices on new domestic and foreign cars purchased through the Company's independent dealer network (which includes over 1,800 dealer franchises); discounts on maintenance, tires and parts at more than 25,000 locations, including over 35 chains, including nationally known names, such as Goodyear (Registered Trademark) and Firestone (Registered Trademark) , plus regional chains and independent locations; and used car valuations. AutoVantage Gold (Registered Trademark) offers members additional services including road and tow emergency assistance 24 hours a day in the United States and trip routing.

     Dining. Dinner on Us Club (Registered Trademark) features two-for-one dining offers at more than 17,000 restaurants in major metropolitan areas across the United States. The Company also manages other dining programs which allow members to earn additional benefits for each dollar spent for dining at participating restaurants in the United States.

     Credit Card Registration. The Company's Credit Card Guardian (Registered Trademark) service enables consumers to register their credit and debit cards with the Company so that the account numbers of these cards may be kept securely in one place. If the member notifies the Company that any of these credit or debit cards are lost or stolen, the Company will notify the issuers of these cards, arrange for them to be replaced and reimburse the member for any amount for which the card issuer may hold the member liable. During 1996, the Company acquired Ideon Group, Inc. ("Ideon"), which through its principal subsidiary, SafeCard Services, Inc. ("SafeCard"), offers a credit card registration service, "Hot-Line". If a member notifies SafeCard of a loss or theft of his/her credit cards, SafeCard retrieves (or, if cards have not been previously registered, obtains) the necessary card registration information, and then promptly notifies the credit card issuers of the loss, simultaneously requesting replacement, and reimburses the member for any amount for which the card issuer may hold the member liable.

     PrivacyGuard Service. The PrivacyGuard (Registered Trademark) service provides members with a comprehensive and understandable means of monitoring key personal information. The service offers a member access to information in certain key areas including: credit history and monitoring, driving records maintained by state motor vehicle authorities, and medical files maintained by third parties. This service is designed to assist members in obtaining and monitoring information concerning themselves that is used by third parties in making decisions such as granting or denying credit or setting insurance rates. The Company also operates the Credentials (Registered Trademark) service, which provides its members with a credit monitoring service offering a credit report, quarterly credit monitoring and automatic inquiry notification.

     Buyers Advantage. The Buyers Advantage (Registered Trademark) service extends the manufacturer's warranty on products purchased by the member. This service also rebates 20% of repair costs and offers members price protection by refunding any difference between the price the member paid for an item and its reduced price, should the item be sold at a lower price within sixty days after purchase. In addition, the service offers return guarantee protection by refunding the purchase price of an item that the member wishes to return.

     CompleteHome. The CompleteHome (Registered Trademark) service is designed to save members time and money in maintaining and improving their homes. Members can order do-it-yourself "How-To Guides" or call the service for a tradesperson referral. Tradespersons are available in all 50 states through a toll-free phone line. Members also receive discounts ranging from 10% to 50% off on a full range of home-related products and services.

     Family FunSaver Club. The Family FunSaver Club (Registered Trademark) provides its members with a variety of benefits, including the opportunity to inquire about and purchase family travel services and family related products, the opportunity to buy new cars at a discount, a discounted family dining program and a Family Values Guide offering coupon savings on family related products such as movie tickets, casual restaurants, and theme parks.

     The Family Software Club. The Family Software Club(SM) has no membership fee and offers members a way to purchase educational and entertainment CD-ROM titles, often at an introductory price with a small commitment to buy titles at regular club prices over a specified time period. Approximately every six to eight weeks, members receive information on CD-ROM titles and other related products and have the opportunity to purchase their featured selection, alternate titles or no selections at that time. The club also provides its members with special offers and discounts on software and other related products from time to time.

     Business Advantage. The Business Advantage(SM) service is targeted at small business operators and provides benefits in the areas of travel, auto, shopping, and health. In addition, the service provides its members with special discounts and other benefits from a number of partners in product areas that appeal to small business owners, such as telecommunications, office supplies, shipping, printing and insurance.

     Health Services. The HealthSaver(SM) membership provides discounts ranging from 10% to 60% off retail prices on prescription drugs, eyewear, eyecare, dental care, selected health-related services and fitness equipment, including sporting goods. Members may also purchase prescription and over-the-counter drugs through the mail.

 INSURANCE/WHOLESALE

     The Insurance/Wholesale division represented 31%, 30% and 27% of Alliance Marketing revenues for the year ended December 31, 1997, 1996 and 1995, respectively. The Company affiliates with financial institutions, such as credit unions and community banks, to offer their respective customer base competitively priced insurance products, primarily accidental death insurance, as well as an array of services associated with the Individual Membership division.

     Enhancement Package Service. The Company, primarily through FISI, sells enhancement package for financial institution consumer and business checking and deposit account holders. FISI's financial institution clients select a customized package of the Company's products and services and then usually adds its own services (such as unlimited check writing privileges, personalized checks, cashiers' or travelers' checks without issue charge, or discounts on safe deposit box charges or installment loan interest rates). With the Company's marketing and promotional assistance, the financial institution then offers the complete package of account enhancements to its checking account holders as a special program for a monthly fee. Most these financial institutions choose a standard enhancement package, which generally includes $10,000 of accidental death insurance associated with BCI, travel discounts and a nationwide check cashing service. Others may choose the Company's shopping and credit card registration services, a financial newsletter or pharmacy, eyewear or entertainment discounts as enhancements. The accidental death coverage is underwritten under group insurance policies with independent insurers. The Company continuously seeks to develop new enhancement features which may be added to any package at an additional cost to the financial institution. The Company generally charges a financial institution client an initial fee to implement this program and monthly fees thereafter based on the number of customer accounts participating in that financial institution's program. The Company's enhancement packages are designed to enable a financial institution to generate additional fee income, because the institution should be able to charge participating accounts more than the combined costs of the services it provides and the payments it makes to the Company.

     The Company, primarily through National Card Control Inc. ("NCCI"), a wholly-owned subsidiary, also sells enhancement services to credit card issuers who make these services available to their credit card holders to foster increased product usage and loyalty. NCCI's clients create a customized package of the Company's products and services. These enhancements include loyalty products, such as frequent flyer/buyer programs, as well as shopping, travel, concierge, insurance and credit card registration services. Like FISI, NCCI generally charges its credit card issuer clients an initial fee to implement the program and monthly fees thereafter, based on the number of accounts participating in that institution's program.

     Insurance Products. The Company, through BCI, serves as a third party administrator for marketing accidental death insurance throughout the country to the customers of BCI's financial institution clients. This accidental death insurance is often combined with other Company services to enhance their value. These products are generally marketed through direct mail solicitations, which generally offer $1,000 of accidental death insurance at no cost to the customers and the opportunity to choose additional coverage of up to $300,000. The annual premium generally ranges from $10 to $250. BCI also acts as an administrator for some term, graded term and hospital accident insurance.

     BCI's insurance products and other services are offered through credit unions to their account holders and to the account holders of FISI's and the Company's financial institution clients. BCI also markets the Company's shopping and travel membership services as well as certain lifestyle products to its clients. See also "-- General -- Proposed Acquisitions and Recent Divestiture -- Providian Acquisition" and "-- Proposed Acquisition of American Bankers."

 LIFESTYLE

     The Lifestyle division represented 26%, 25% and 26% of Alliance Marketing revenues for the year ended December 31, 1997, 1996 and 1995, respectively. The Lifestyle division includes numerous businesses established to provide unique products and services that are designed to enhance a customers' purchasing power.

     Products. The Company, primarily through its wholly-owned subsidiary, EPub, offers discount programs in specific markets throughout North America and certain international markets and enhances other of the Company's Individual and Insurance/Wholesale products. The Company believes EPub is the largest marketer of discount program books of this type in the United States.

     EPub solicits restaurants, hotels, theaters, sporting events, retailers and other businesses which agree to offer books and/or merchandise at discount prices (primarily on a two-for-the-price-of-one or 50% discount basis). EPub sells discount programs, under its Entertainment (Registered Trademark) , Entertainment (Registered Trademark) Values, Gold C (Registered Trademark) and other trademarks, which typically provides discount offers to individuals in the form of local discount coupon books. These books typically contain coupons and/or a card entitling individuals to hundreds of discount offers from participating establishments. Targeting middle to upper income consumers, many of EPub's products also contain selected discount travel offers, including offers for hotels, car rentals, airfare, cruises and tourist attractions. More than 100,000 merchants participate in these programs. EPub also uses this national base of merchants to develop other products, most notably, customized discount programs for major corporations. These programs also may contain additional discount offers, specifically designed for customized discount programs.

     EPub's discount coupon books are sold annually by geographic area. Customers are solicited primarily through schools and community groups that distribute the discount coupon books and retain a portion of the proceeds for their non-profit causes. To a lesser extent, distribution occurs through corporations as an employee benefit or customer incentive, as well as through retailers and directly to the public. The discount coupon books are generally provided to schools and community groups on a consignment basis. Customized discount programs are distributed primarily by major corporations as loyalty incentives for their current customers and/or as premiums to attract new customers.

     While prices of local discount coupon books vary, the customary price for Entertainment (Registered Trademark) , Entertainment (Registered
Trademark) Values and Gold C (Registered Trademark) coupon books range between $10 and $45. Customized discount programs are generally sold at significantly lower prices. In 1997, over nine million Entertainment (Registered Trademark) , Entertainment (Registered Trademark) Values, Gold C (Registered Trademark) and other trademarked local discount coupon books were published in North America.

     Sally Foster, Inc., a subsidiary of EPub, provides elementary and middle schools and selected youth community groups with gift wrap and other seasonal products for sale in their fund-raising efforts. EPub uses the same sales force that sells the discount coupon books to schools, attempting to combine the sale of gift wrap with the sale of discount coupon books. In addition, EPub has a specialized Sally Foster sales force.

     Clubs. The Company's North American Outdoor Group, Inc. subsidiary ("NAOG") owns and operates the North American Hunting Club (Registered Trademark) , the North American Fishing Club (Registered Trademark) , the Handyman Club of America (Registered Trademark) , the National Home Gardening Club (Registered Trademark) and the PGA Tour Partners Club (Registered Trademark) , among others. Members of these clubs receive fulfillment kits, discounts on related goods and services, magazines and other benefits.

     Spark Services, Inc. ("Spark") provides database-driven dating services to over 300 radio stations throughout the United States and Canada. Spark is the leading provider of dating and personals services to the radio industry. Spark has also begun to test television distribution of its services through infomercials, as well as through short form advertising and affiliation deals with various programs. Consumers pay for Spark's services on a per minute of usage transaction basis.

     Other. The Company's Numa Corporation subsidiary publishes personalized heritage publications, including publications under the Halbert's name, and markets and sells personalized merchandise.



 ONLINE PRODUCTS

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

     The Company also operates other online consumer offerings such as Books.com (www.books.com), one of the largest online booksellers in the world with more than four million titles available in its database with discounts of up to 20 to 40 percent below retail prices; Musicspot (www.musicspot.com) an online music store with more than 145,000 titles discounted up to 20 percent below retail prices; and GoodMovies (www.goodmovies.com) an online movie store offering more than 30,000 movie titles up to 20 to 40 percent below retail cost. The Company, through Match.com, Inc. ("Match"), is the leading matchmaking service on the Internet, servicing over 100,000 consumers. Subscriptions to the Match service range from approximately $10 per month to just under $60 for one year.

     The Company, through its Rent Net operation (www.rent.net) is the leading apartment information and rental service on the Internet, with listings in more than 2,000 North American cities. Rent Net's clients include many of the top 50 property management companies across North America, and its apartment and relocation information has been seen by more than one million users monthly.


 DISTRIBUTION CHANNELS

     The Company markets its Individual Memberships, Insurance/Wholesale and Lifestyle products through a variety of distribution channels. The consumer is ultimately reached in the following ways: 1) at financial institutions or other associations through direct marketing; 2) at financial institutions or other associations through a direct sales force, participating merchant or general advertising; and 3) through schools, community groups and companies. Some of the Company's individual memberships, such as shopping, travel and auto services, are available to computer users via on-line services and the Internet's World Wide Web. These users are solicited primarily through direct mail, inserts in newly-purchased computer equipment containers and interactive communications networks, such as America Online. The Company believes that its interactive users account for less than 2% of its total Alliance Marketing members and customers. The Company is currently working with a range of industry leaders developing interactive technologies. Strategic alliances have been formed with major phone companies and on-line services.


 INTERNATIONAL

     As of December 31, 1997, Cendant International Membership Services had expanded its international membership and customer base to almost four million individuals. This base is driven by retail and wholesale membership through over 35 major banks in Europe and Asia, as well as through other distribution channels. The Company has exclusive licensing agreements covering the use of its merchandising systems in Japan, Canada and Australia, under which licensees paid initial license fees and agree to pay royalties to the Company on membership fees, access fees and merchandise service fees paid to them. Royalties to the Company from these licenses were less than 1% of the Company's Alliance Marketing revenues and profits in the years-ended December 31, 1997, 1996 and 1995, respectively.

     In 1997, in addition to Canadian discount coupon books, Entertainment (Registered Trademark) discount coupon books were distributed in seven European markets and Australia. The Canadian discount coupon books are published independently by a Canadian subsidiary of EPub and the European discount books are published by the Company's European subsidiaries. The Australian discount coupon books are published by an Australian joint venture in which EPub has a controlling interest. United States and Canadian discount coupon books are also made available to foreign travelers. With publication of these overseas discount programs, the Company has created additional customized discount programs for international use.

     The economic impact of currency exchange rate movements on the Company is complex because it is linked to variability in real growth, inflation, interest rates and other factors. Because the Company operates in a mix of services and numerous countries, management believes currency exposures are fairly well diversified. See Item 7A: "Quantitative and Qualitative Disclosure About Market Risk".


 SEASONALITY

     Except principally for the sale of discount coupon books and gift wrap, the Company's Alliance Marketing business is not seasonal. Publication of Entertainment (Registered Trademark) , Entertainment (Registered
Trademark) Values and Gold C (Registered Trademark) discount coupon books is substantially completed by the end of August of each year with significant solicitations beginning immediately thereafter. Most cash receipts from these discount coupon books are received in the fourth quarter and, to a lesser extent, in the first and third quarters of each fiscal year. For financial statement purposes, the Company recognizes revenue upon the sale of its discount coupon books and gift wrap through participating institutions.


 COMPETITION

     Individual Membership. The Company believes that there are competitors which offer membership programs similar to the Company's and some of these entities, which include large retailers, travel agencies, insurance companies and financial service institutions, have financial resources, product availability, technological capabilities or customer bases greater than those of the Company. To date, the Company has been able to compete effectively with such competitors. However, there can be no assurances that it will continue to be able to do so. In addition, the Company competes with traditional methods of merchandising that enjoy widespread consumer acceptance, such as catalog and in-store retail shopping and shopping clubs (with respect to its discount shopping service), and travel agents (with respect to its discount travel service). The Company's systems are not protected by patent.

     Insurance/Wholesale. Each of the Company's account enhancement services competes with similar services offered by other companies, including insurance companies. Many of the competitors are large and more established, with greater resources and financial capabilities than those of the Company. Finally, in attempting to attract any relatively large financial institution as a client, the Company also competes with that institution's in-house marketing staff and the institution's perception that it could establish programs with comparable features and customer appeal without paying for the services of an outside provider.

     Lifestyle. The Company believes that there are a number of competitors in most markets throughout North America which offer similar lifestyle products. The majority of these competitors are relatively small, with discount coupon books in only a few markets. To date, the Company has been able to compete effectively in markets that include these competitors, primarily on the basis of price and product performance. The Company does not anticipate that these competitors will significantly affect the Company's ability to expand.


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


DISCONTINUED OPERATIONS

     On August 12, 1998, the Company announced that its Executive Committee of the Board of Directors committed to discontinue the Company's consumer software and classified advertising businesses by disposing of wholly-owned subsidiaries Cendant Software Corporation ("Software") and Hebdo Mag, respectively. The Company disclosed that it has entered into a definitive agreement to sell Hebdo Mag to its former 50% owners for 7.1 million shares of Company common stock and approximately $410 million in cash. The transaction is expected to generate a gain of approximately $250 million upon anticipated consummation date in the fourth quarter of 1998 subject to certain conditions, including regulatory approval and financing by the purchaser. The Company also disclosed that it has engaged investment bankers to analyze various strategic alternatives in regard to the disposition of Software. The Company anticipates that the disposition of Software will be completed within one year and will result in a significant gain.

     SOFTWARE. The Company offers consumer software in various multimedia forms, predominately on CD-ROM for personal computers. The Company's Cendant Software unit is one of the largest personal computer consumer software groups in the world, and a leader in entertainment, educational and personal productivity software. It includes Sierra On-Line, Inc., Blizzard Entertainment and Knowledge Adventure, Inc., and offers such titles as Diablo, Starcraft, You Don't Know Jack, King's Quest, JumpStart, Math Blaster, Reading Blaster and many others. These products are offered through a variety of distribution channels, including specialty retailers, mass merchandisers, discounters and schools.

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

     CLASSIFIED ADVERTISING BUSINESS. Hebdo Mag is an international publisher of over 180 titles and distributor of classified advertising information with operations in fifteen countries including Canada, France, Sweden, Hungary, Taiwan, the United States, Italy, Russia, the Netherlands, Australia, Argentina and Spain. Hebdo Mag is involved in the publication, printing and distribution, via print and electronic media, of branded classified advertising information products. Hebdo Mag has also expanded into other related business activities, including the distribution of third-party services and classified advertising web sites.

     Hebdo Mag publishes over 11 million advertisements per year in over 180 publications. With a total annual circulation of over 85 million, management estimates Hebdo Mag publications are read by over 200 million people. Unlike newspapers which contain significant editorial content, Hebdo Mag publications contain primarily classified and display advertisements. These advertisements target buyers and sellers of goods and services in the markets for used and new cars, trucks, boats, real estate, computers, second-hand general merchandise and employment as well as personals.

     Hebdo Mag owns leading local classified advertising publishing franchises in most of the regional markets where it has a presence. In addition to its print titles, Hebdo Mag generates revenues by distributing third-party services related to its classified business such as vehicle financing, vehicle and life insurance and warranty protection.

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

     Hebdo Mag publications fall into three general revenue generating models:

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

     Specialized classified publications compete locally with daily newspapers, and in some segments, with free shoppers and other classified publications. The competition is both for the content, the advertisement, and for the consumer of that content, the reader.


REGULATION

     Alliance Marketing Regulation. The Company markets its products and services through a number of distribution channels including telemarketing, direct mail and on-line. These channels are regulated on the state and federal level and the Company believes that these activities will increasingly be subject to such regulation. Such regulation may limit the Company's ability to solicit new members or to offer one or more products or services to existing members and may materially affect the Company's business and revenues.

     A number of the Company's products and services (such as Buyers Advantage (Registered Trademark) and certain insurance products) are also subject to state and local regulations. The Company believes that such regulations do not have a material impact on its business or revenues.

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

     The Travel Services Division owns two properties, a 166,000 facility in Virginia Beach, Virginia which serves as a satellite administrative and reservations facility for Wizcom and ARAC, and a property located in Kettering, Europe which is the European office for RCI. The Travel Services Division also leases space for its reservations centers and data warehouse in Winner and Aberdeen, South Dakota; Phoenix, Arizona; Knoxville and Elizabetown, Tennessee; Tulsa and Drumright, Oklahoma; Indianapolis, Indiana; Orangeburg, South Carolina and St. John, New Brunswick, Canada pursuant to leases that expire in 2000, 2003, 2007, 2015, 2004, 1999, 2001, 2000/2001, 2008, 2008 and 2008
respectively. The Tulsa, Oklahoma location serves as an Avis car rental reservations center. In addition, the Travel Services Division has 38 leased offices spaces located in various countries outside the United States.

     The Real Estate Services Division has two owned buildings in Mission Viejo, California, one in Westbury, New York and one owned internationally in Swindon, UK. The Real Estate Services Division has leased properties located in Danbury, Connecticut; Oak Brook and Schaumburg, Illinois; Mount Laurel, New Jersey and Walnut Creek, CA, pursuant to leases that expire in 2003, 2003, 2001, 2001, and 2003, respectively. The Real Estate Services Division shares approximately 6 leases with the Travel Services Division in various locations that function as sales offices.

     The Alliance Marketing Division's principal offices are located in Stamford and Trumbull, Connecticut. The Alliance Marketing Division has an owned building that is located in Cheyenne, Wyoming and also leases space for several of its call centers in Aurora, Colorado; Westerville, Ohio; Brentwood, Tennessee; Nashville, Tennessee; Houston and Arlington, Texas; San Carlos, California and Woburn, Massachusetts and Great Falls, Montana pursuant to leases that expire in 2000, 2005, 2002, 2006, 2000, 2000, 2003, 2001 and 1999,
respectively. In addition, the Alliance Marketing Division has leased smaller space in various locations for business unit and ancillary needs. Internationally, the Alliance Marketing Division has approximately 45 leased office spaces located in various countries.

     The Company owns properties located in Torrance and Oakhurst, California and Virginia Beach, Virginia and leases 9 office spaces internationally, which represent space for businesses classified as "Other". In addition, there are approximately 66 sales offices and other ancillary office space leased in locations around the country.

     Management believes that such properties are sufficient to meet its present needs and does not anticipate any difficulty in securing additional space, as needed, on terms acceptable to the Company.


ITEM 3. LEGAL PROCEEDINGS

     As described in Item 1 above, as a result of the discovery of accounting irregularities in the former CUC business units and the investigation of the Audit Committee of the Company's Board of Directors into such matters, the Company has restated its previously reported financial results for 1997, 1996 and 1995.

     Since the Company's announcement of the discovery of such irregularities on April 15, 1998, and prior to the date hereof, seventy-one purported class action lawsuits and one individual lawsuit have been filed against the Company, and certain current and former officers and directors of the Company and HFS, asserting various claims under the federal securities laws (the "Federal Securities Actions"). Some of the actions also name as defendants Merrill Lynch & Co. and, in one case, Chase Securities Inc., underwriters for the Company's PRIDES securities offerings; two others also name Ernst & Young LLP, the Company's former independent accountants. Sixty-four of the Federal Securities Actions were filed in the United States District Court for the District of New Jersey, six were filed in the United States District Court for the District of Connecticut (including the individual action), one was filed in the United States District Court for the Eastern District of Pennsylvania and one was filed in New Jersey Superior Court. The Federal Securities Actions filed in the District of Connecticut and the Eastern District of Pennsylvania have been transferred to the District of New Jersey. On June 10, 1998, the Company moved to dismiss or stay the Federal Securities Action filed in New Jersey Superior Court on the ground that, among other things, it is duplicative of the actions filed in federal courts. The court granted that motion on August 7, 1998, without prejudice to the plaintiff's right to re-file the case in the District of New Jersey.

     Certain of the Federal Securities Actions purport to be brought on behalf of purchasers of the Company's common stock and/or options on common stock during various periods, most frequently beginning May 28, 1997 and ending April 15, 1998 (although the alleged class periods begin as early as March 21, 1995 and end as late as July 15, 1998). Others claim to be brought on behalf of persons who exchanged HFS common stock for the Company's common stock in connection with the Merger. Some plaintiffs purport to represent both of these types of investors. In addition, eight actions pending in the District of New Jersey purport to be brought, either in their entirety or in part, on behalf of purchasers of the Company's PRIDES securities. The complaints in the Federal Securities Actions allege, among other things, that as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused the prices of the Company's securities to be inflated artificially. The Federal Securities Actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder,
Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder,
Section 20(a) of the Exchange Act, and Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the "Securities Act"). Certain actions also allege violations of common law. The individual action also alleges violations of
Section 18(a) of the Exchange Act and the Florida securities law. The class action complaints seek damages in unspecified amounts. The individual action seeks damages in the amount of approximately $9 million plus interest and expenses.

     On May 29, 1998, United States Magistrate Judge Joel A. Pisano entered an Order consolidating the 50 Federal Securities Actions that had at that time been filed in the United States District Court for the District of New Jersey under the caption In re: Cendant Corporation Litigation, Master File No. 98-1664 (WHW). Pursuant to the Order, all related actions subsequently filed in the District of New Jersey are also to be consolidated under that caption. United States District Judge William H. Walls has selected lead plaintiffs to represent all potential class members in the consolidated action. He has also ordered that applications seeking appointment as lead counsel to represent the lead plaintiffs are to be filed with the Court by September 17, 1998. The selection of lead counsel is pending.

     In addition, on April 27, 1998, a purported shareholder derivative action, Deutch v. Silverman, et al., No. 98-1998 (WHW), was filed in the District of New Jersey against certain of the Company's current and former directors and officers; The Bear Stearns Companies, Inc.; Bear Stearns & Co., Inc.; and, as a nominal party, the Company. The complaint in the Deutch action alleges that certain individual officers and directors of the Company breached their fiduciary duties by selling shares of the Company's stock while in possession of non-public material information concerning the accounting irregularities. The complaint also alleges various other breaches of fiduciary duty, mismanagement, negligence and corporate waste, and seeks damages on behalf of the Company.

     Another action, entitled Corwin v. Silverman, et al., No. 16347-NC, was filed on April 29, 1998 in the Court of Chancery for the State of Delaware. The Corwin action is purportedly brought both derivatively, on behalf of the Company, and as a class action, on behalf of all shareholders of HFS who exchanged their HFS shares for the Company's shares in connection with the Merger. The Corwin action names as defendants HFS and twenty-eight individuals who are or were directors of Cendant and HFS. The complaint in the Corwin action, as amended on July 28, 1998, alleges that HFS and its directors breached their fiduciary duties of loyalty, good faith, care and candor in connection with the Merger, in that they failed to properly investigate the operations and financial statements of the Company before approving the Merger at an allegedly inadequate price. The amended complaint also alleges that the Company's directors breached their fiduciary duties by entering into an employment agreement with Cendant's former Chairman, Walter Forbes, in connection with the Merger that purportedly amounted to corporate waste. The Corwin action seeks, among other things, recission of the Merger and compensation for all losses and damages allegedly suffered in connection therewith.

     The staff of the SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC staff has advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

     In connection with the Merger, certain officers and directors of HFS exchanged their shares of HFS common stock and options exercisable for HFS common stock for shares of the Company's Common Stock and options exercisable for the Company's Common Stock, respectively. As a result of the aforementioned accounting irregularities, such officers and directors have advised the Company that they believe they have claims against the Company in connection with such exchange. In addiiton, certain current and former officers and directors of the Company would consider themselves to be members of any class ultimately certified in the Federal Securities Actions now pending in which the Company is named as a defendant by virtue of their having been HFS stockholders at the time of the Merger.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Company held a special meeting of its shareholders on October 1, 1997, pursuant to a Notice of Special Meeting and Proxy Statement dated August 28, 1997, a copy of which has been filed previously with the Securities and Exchange Commission, at which shareholders of the Company considered and approved the Merger (and related transactions contemplated thereby) and the Company's 1997 Stock Incentive Plan. The results of such matters are as follows:


Proposal 1: To approve the proposed Merger (and related transactions contemplated below).



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

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK
        HOLDER MATTERS


MARKET PRICE ON COMMON STOCK


     The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CD". At September 25, 1998 the number of stockholders of record was approximately 13,768. The following table sets forth the quarterly high and low sales prices per share as reported by the NYSE for 1997 and 1996 based on a year ended December 31.




1996                                     HIGH         LOW
-----------------------------------   ----------   ---------
  First Quarter ...................   26 11/64     19 5/64
  Second Quarter ..................   26 1/2       18 43/64
  Third Quarter ...................   26 37/64     21 1/4
  Fourth Quarter ..................   27 21/64     22 1/2


1997                                    HIGH        LOW
-----------------------------------   --------   ---------
  First Quarter ...................   26 7/8     22 1/2
  Second Quarter ..................   26 3/4     20
  Third Quarter ...................   31 3/4     23 11/16
  Fourth Quarter ..................   31 3/8     26 15/18

     On September 25, 1998, the last sale price of the Company's Common Stock on the NYSE was $13 9/16 per share.


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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company should be read in conjunction with the Company's financial statements and notes thereto appearing on pages F-1 through F-61. Such financial data for 1997, 1996 and 1995 was restated as described in Note 3 to the Consolidated Financial Statements. Financial data prior to December 31, 1994 has not been restated and is therefore not presented herein. Previously reported information for periods prior to December 31, 1994 should not be relied upon.



                                                       YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------
                                             1997(4)(5)(6)    1996(4)(7)      1995(4)(8)
                                           --------------- --------------- ---------------
                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data:(1)(2)
Net Revenues                                $    4,240.0    $    3,237.7    $    2,616.1
                                            ------------    ------------    ------------
Expenses:
Total expenses exclusive of depreciation,
 amortization and interest, net                  3,694.4         2,544.4         2,148.8
Depreciation and amortization                      237.7           145.5           100.4
Interest-net                                        50.6            14.3            16.6
                                            ------------    ------------    ------------
Total expenses                                   3,982.7         2,704.2         2,265.8
Income from continuing operations
 before extraordinary gain and
 cumulative effect of accounting change             66.3           313.3           207.1
Per share information:
Income from continuing operations
 before extraordinary gain and
 cumulative effect of accounting change              .08             .39             .28
Weighted average shares outstanding --
 diluted                                           851.7           821.6           763.7


                                                              AT DECEMBER 31,
                                      -----------------------------------------------
                                            1997            1996            1995
                                      --------------- --------------- ---------------
Balance Sheet Data:(1)(2)(3)
Total assets                           $   14,073.4    $   12,762.5    $    8,519.5
Long-term debt                              1,246.0           780.8           336.0
Assets under management and mortgage
 programs                                   6,443.7         5,729.2         4,955.6
Debt under management and mortgage
 programs                                   5,602.6         5,089.9         4,427.9
Shareholders' equity                        3,921.4         3,955.7         1,898.2

----------
(1) Financial data includes the following mergers and acquisitions accounted for under the pooling of interests method of accounting: (i) the Merger;
      (ii) the April 30, 1997 merger with PHH Corporation ("PHH"); (iii) the August 1996 merger with Ideon Group, Inc. ("Ideon"); and (iv) the 1995 acquisitions of Getko Group Inc., North American Outdoor Group, Inc. and Advance Ross Corporation.

(2) Financial data includes the operating results of the following significant acquisitions accounted for under the purchase method of accounting since the respective dates of acquisition: (i) Resort Condominiums International, Inc. ("RCI") in November 1996; (ii) Avis, Inc. ("Avis") equity investment in October 1996; (iii) Coldwell Banker Corporation ("Coldwell Banker") in May 1996; and (iv) Century 21 Real Estate Corporation in August 1995.

(3) Prior to the Merger, CUC and HFS had not declared or paid cash dividends on their common stock. However, cash dividends were declared and paid by Ideon and PHH to their shareholders prior to their respective mergers with the Company. The Company expects to retain its earnings for the development and expansion of its business and the repayment of indebtedness and does not anticipate paying dividends on its common stock in the foreseeable future.

(4) Excludes a non-cash after-tax charge of $283.1 million or $.35 per diluted share, to account for the cumulative effect of a change in accounting, effective January 1, 1997, related to revenue and expense recognition for memberships. The effect of adopting such accounting change on the Company's 1997 operating results, before the cumulative effect adjustment, was additional after-tax expense of $15.3 million or $0.02 per diluted share comprised of a reduction in revenues of $4.7 million with an increase in operating expenses of $19.0 million and a tax benefit of $8.4 million. The pro forma effect of the accounting change on income from continuing operations before extraordinary gain for 1996 and 1995, as if the accounting change had been applied retroactively to those years, was additional after-tax expense of $7.4 million ($0.01 per diluted share) and $29.1 million ($0.04 per diluted share), respectively.

(5) Includes merger related costs and other unusual charges ("Unusual Charges") related to continuing operations, recorded during the second and fourth quarters of 1997 primarily associated with and coincident to the Merger and the PHH Merger, of $704.1 million ($504.7 million after-tax, or $.58 per diluted share).

(6) Excludes extraordinary gain, net of tax of $26.4 million, or $.03 per diluted share, related to the sale of a Company subsidiary which was sold in consideration of Federal Trade Commission anti-trust concerns within the timeshare industry.

(7) Includes provision for merger-related costs and other unusual charges, related to continuing operations of $109.4 million ($70.0 million after-tax, or $.09 per diluted share) incurred in connection with the 1996 merger with Ideon.

(8) Includes provision for costs related to the abandonment of certain Ideon development efforts and the restructuring of the SafeCard division and corporate infrastructure of Ideon. The charges aggregated $97.0 million ($62.1 million, after-tax or $.08 per diluted share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL OVERVIEW

On December 17, 1997, Cendant Corporation (the "Company") was created through the merger (the "Cendant Merger") of HFS Incorporated ("HFS") and CUC International Inc. ("CUC"). The Company is one of the foremost consumer and business services companies in the world. The combination of HFS and CUC provides the Company's businesses new access to consumer contacts through the Company's expanded consumer base, while providing such businesses with the direct marketing expertise necessary to successfully cross-market within its existing business units.

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

As publicly announced on April 15, 1998, the Company discovered accounting irregularities in the former CUC business units. The Audit Committee of the Company's Board of Directors (the "Audit Committee") initiated an investigation into such matters, which has since been completed (see "Litigation"). As a result of the findings of the Audit Committee investigation and the Company's investigation, the Company has restated its financial results for the years 1995 through 1997. The financial information contained herein has been restated to incorporate all relevant information obtained from the aforementioned investigations. The 1997 annual results, presented herein, have also been restated for a change in accounting, effective January 1, 1997, related to revenue and expense recognition for memberships (See Notes 2 and 3 to the consolidated financial statements).

The restated net income (loss) totalled $(217.2) million, $330.0 million and $229.8 million in 1997, 1996 and 1995, respectively ($(0.27), $0.41, and
$0.31 per diluted share, respectively). The Company originally reported corresponding net income of $55.4 million, $423.6 million and $302.8 million in 1997, 1996 and 1995, respectively ($0.06, $0.52 and $0.42 per diluted share, respectively).

The Company originally reported $872.2 million of 1997 net income excluding merger-related costs and other unusual charges ("Unusual Charges") or $1.00 per diluted share which included $816.2 million or $.94 per diluted share from continuing operations. The restated income from continuing operations excluding Unusual Charges, extraordinary gain and the cumulative effect of a change in accounting totalled $571.0 million or $.66 per diluted share. The $245.2 million or $.28 per diluted share decrease in income from continuing operations represents additional after-tax expense of $15.3 million ($.02 per diluted share) due to the aforementioned change in accounting and $229.9 million
($.26 per diluted share) of accounting errors and irregularities.

The Company originally reported $542.3 million and $364.9 million of 1996 and 1995 net income excluding Unusual Charges, respectively ($0.67 and $0.50 per diluted share, respectively). The restated income from continuing operations excluding Unusual Charges totalled $383.3 million and $269.2 million in 1996 and 1995, respectively ($0.47 and $0.36 per diluted share, respectively). The $159.0 million and $95.7 million decreases in 1996 and 1995, respectively, primarily represent accounting errors and irregularities in both periods.


RESULTS OF OPERATIONS

This discussion should be read in conjunction with the information contained in the Company's Consolidated Financial Statements and accompanying Notes thereto appearing elsewhere in this Form 10-K/A.

The operating results of the Company and its underlying business segments are comprised of business combinations, which were accounted for as poolings of interests. Accordingly, all financial information has been restated as if all of the pooled companies operated as one entity since inception. In addition, the Company and certain of its business segments also include businesses, which were acquired and accounted for by the purchase method of accounting. Accordingly, the results of operations of such acquired companies were included in the consolidated operating results of the Company from the respective dates of acquisition. See "Liquidity and Capital Resources - Business Combinations" for a discussion of the Company's mergers and acquisitions. In the underlying Results of Operations discussion, operating expenses exclude net interest expense and income taxes.


YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1996




                                                        YEAR ENDED DECEMBER 31,
                                                     -----------------------------
                                                          1997            1996         VARIANCE
(IN MILLIONS)                                        -------------   -------------   -----------
       CONTINUING OPERATIONS
       Revenue ...................................     $ 4,240.0      $  3,237.7           31%
                                                       ---------      ----------
        Operating expenses:
          Excluding Unusual Charges ..............       3,228.0         2,580.5           25%
          Unusual Charges (1) ....................         704.1           109.4          544%
                                                       ---------      ----------
       Operating income ..........................         307.9           547.8          (44%)
        Interest, net ............................          50.6            14.3          254%
                                                       ---------      ----------
       Pre-tax income before extraordinary
        gain and cumulative effect of
        accounting change ........................         257.3           533.5          (52%)
       Provision for income taxes ................         191.0           220.2          (13%)
                                                       ---------      ----------
       Income from continuing operations .........          66.3           313.3          (79%)
       Income (loss) from discontinued
        operations, net of taxes .................         (26.8)           16.7            *
       Extraordinary gain, net of tax ............          26.4              --            *
       Cumulative effect of accounting
        change, net of tax .......................        (283.1)             --            *
                                                       ---------      ----------          ---
       Net income (loss) .........................    $   (217.2)     $    330.0         (166%)
                                                      ==========      ==========

----------
(1)   Merger-related costs and other unusual charges ("Unusual Charges")

 * Not meaningful


Operating income from continuing operations decreased $239.9 million (44%) despite a $1.0 billion (31%) revenue increase and only a $647.5 million (25%) increase in operating expenses, excluding Unusual Charges. A discussion of operating income excluding Unusual Charges is included in the segment discussion to follow. Unusual Charges increased $594.7 million (544%) representing merger-related costs and other unusual charges incurred primarily in connection with and coincident to HFS's merger with PHH Corporation (the "PHH Merger") in April 1997 (the "Second Quarter 1997 Charge") and the Cendant Merger in December 1997 (the "Fourth Quarter 1997 Merger Charge"). Unusual Charges primarily represent costs such as irrevocable contributions to independent trusts, asset impairments as well as exit costs for terminated personnel, consolidation of office locations and terminated contracts coincident with the mergers. The Unusual Charges are discussed separately below.

As a result of the discussion above, pre-tax income from continuing operations before extraordinary gain and cumulative effect of accounting change decreased $276.2 million (52%) to $257.3 million. In addition to the decrease in operating income discussed above, interest, net, increased $36.3 million (254%) to $50.6 million. The increase in interest, net, resulted primarily from the February 1997 issuance of $550 million 3% Convertible Subordinated Notes and interest income earned in 1996 on approximately $420 million of excess proceeds generated from the $1.2 billion public offering of 46.6 million shares of Company common stock in May 1996. The increase in interest, net, was partially offset by a decrease in the weighted average interest rate from 7.5% in 1996 to 6.0% in 1997 as a result of a greater proportion of fixed rate debt carrying lower interest rates to total debt.

Income from continuing operations decreased $247.0 million (79%) to $66.3 million. This resulted from the unfavorable variance in pre-tax income and an increase in the effective income tax rate from 41.2% in 1996 to 74.3% in 1997. The 1997 effective income tax rate includes an additional 29.1% effective tax rate on Unusual Charges due to the significant non-deductibility of such costs. The effective income tax rate on 1997 income from continuing operations excluding Unusual Charges is 40.6%.

Discontinued operations showed a $26.8 million net loss in 1997 compared to $16.7 million of net income in 1996. The operating results of discontinued operations included $15.2 million of extraordinary losses, net of tax, in 1997 and $24.4 million and $24.9 million of Unusual Charges, net of tax, in 1997 and 1996, respectively. Unusual Charges in 1997 primarily consisted of $19.4 million of after tax severance associated with four terminated consumer software company executives and $5.0 million of after tax compensation expense incurred in connection with a stock appreciation rights plan paid upon a change in control associated with the October 1997 merger with Hebdo Mag International ("Hebdo Mag"). The Hebdo Mag merger also resulted in a $15.2 million extraordinary loss, net of tax, associated with the early extinguishment of debt. Unusual Charges in 1996 consisted primarily of professional fees incurred in connection with mergers with Sierra On-Line, Inc. ("Sierra") and Davidson and Associates, Inc. ("Davidson") in July 1996. Excluding Unusual Charges and extraordinary items, income from discontinued operations decreased $28.8 million (69%) from $41.6 million in 1996 to $12.8 million in 1997. While classified advertising net income remained relatively unchanged from 1996, net income from the consumer software business decreased $28.5 million (72%) to $11.1 million in 1997. Increased sales in 1997 of $49.2 million (13%) was offset by increased operating expenses of $93.2 million (29%). The disproportionate increase in operating expenses results from accelerating development and marketing costs incurred on titles without a corresponding revenue increase partially attributable to titles which were not released to the marketplace as planned in December 1997.

The $26.4 million extraordinary gain represents the after tax gain on the sale of Interval International, Inc. ("Interval") in December 1997. The Federal Trade Commission directed the Company to sell Interval in connection with the Cendant Merger as a result of anti-trust concerns regarding the combined market share in the timeshare exchange industry of Interval and HFS subsidiary, Resort Condominiums International, Inc. ("RCI").

The $283.1 million represents a non-cash after-tax charge to account for a cumulative effect of an accounting change. In August 1998, in connection with the Company's cooperation with the Securities and Exchange Commission's ("SEC") investigation of accounting irregularities discovered in the former CUC business units, the SEC Staff concluded that if membership fees are fully refundable during the entire membership period, membership revenue should be recognized at the end of the membership period upon the expiration of the refund offer. The SEC Staff further concluded that non-refundable solicitation costs should be expensed as incurred since such costs are not recoverable if membership fees are refunded. The Company previously recognized revenue and expenses associated with the selling of memberships over the term of the membership period. While the Company believed that its prior accounting policies were appropriate and consistent with industry practice, it agreed to change its accounting for membership revenue and expenses effective January 1, 1997.

1997 MERGER RELATED COSTS AND OTHER UNUSUAL CHARGES

In 1997, the Company incurred merger-related costs and other unusual charges ("Unusual Charges") of $738.0 million of which $704.1 million ($504.7 million after tax or $.58 per diluted share) was related to continuing operations and $33.9 million was associated with businesses which are discontinued. Charges incurred during the fourth quarter of 1997 of $454.9 million were substantially associated with and/or coincident to the Cendant Merger and the merger with Hebdo Mag (collectively, the "Fourth Quarter 1997 Charge"). Unusual Charges of $283.1 million, comprised of $295.4 million of charges incurred in the second quarter of 1997 reduced by $12.3 million of changes in estimates recorded in the fourth quarter of 1997, were substantially associated with the PHH Merger (the "Second Quarter 1997 Charge"). The Unusual Charges recorded during 1997 related to the aforementioned mergers and the utilization of such liabilities is summarized by charge below.

FOURTH QUARTER 1997 CHARGE

The Company incurred Unusual Charges in the fourth quarter of 1997 totaling $454.9 million substantially associated with the Cendant and Hebdo Mag mergers. In addition to $170.0 million of professional fees and executive compensation expense incurred directly as a result of the mergers, the Company incurred $284.9 million of costs resulting from reorganization plans formulated prior to and implemented as a result of the merger.

The Company determined to streamline its corporate organization functions and eliminate several office locations in overlapping markets. Management initiated a plan in 1997 to consolidate European call centers in Cork, Ireland in 1998 and upgrade the quality standards of its hotel franchise businesses, which resulted in planned terminations of franchise properties commencing in January 1998. In December 1997, the Company irrevocably contributed $70.0 million to independent technology trusts which made technology investments for the direct benefit of hotel and real estate franchisees. Management also approved a plan to terminate a contract, which may restrict the Company from maximizing opportunities afforded by the merger of HFS and CUC.

Following is a description of costs by type of expenditure and reduction of corresponding liabilities through December 31, 1997.

Unusual Charges include $93.0 million of estimated professional fees primarily consisting of investment banking, legal and accounting fees incurred in connection with the mergers. Approximately $43.4 million of invoices were paid in the fourth quarter of 1997 leaving a $49.6 million balance to be paid in 1998. The Company also incurred $170.7 million of personnel related costs including $73.3 million of retirement and employee benefit plan costs, $23.7 million of restricted stock compensation, $61.4 million of severance resulting from consolidations of corporate functions and nine European call centers and $12.3 million of other personnel related costs. Total employees to be terminated, including seven corporate employees, approximated 474 with limited terminations in 1997. The $170.7 million of personnel related liabilities were reduced in 1997 by $35.2 million of non-cash reductions primarily including $23.7 and $9.5 million of costs associated with restricted stock and stock option compensation, respectively, and $8.9 million of personnel related payments. Approximately $45.3 million of retirement plan costs were paid in January 1998. Unusual Charges include $78.3 million of business termination costs which consists of a $48.3 million impairment of hotel franchise agreement assets associated with a quality upgrade program and $30.0 million of contract termination costs. Of the $78.3 million of business termination liabilities, $30.0 million was paid in December 1997 and $48.3 million of non-cash reductions of intangible assets were recorded. Facility related and other unusual charges of $112.9 million include $70.0 million of irrevocable contributions to independent technology trusts for the direct benefit of lodging and real estate franchisees, $16.4 million of building lease termination costs and a $22.0 million reduction in intangible assets associated with the Company's wholesale annuity business for which impairment was determined in accordance with SFAS 121 in the fourth quarter of 1997. Approximately $70.0 million was paid for these obligations in December 1997 and the remaining $21.2 million is anticipated to be paid over the earlier of lease buy-out or lease term.


SECOND QUARTER 1997 CHARGE

The $295.4 million of Unusual Charges in the second quarter of 1997 was primarily associated with the PHH Merger. During the fourth quarter, as a result of changes in estimates, the Company adjusted certain merger-related liabilities which resulted in a $12.3 million credit to Unusual Charges. In addition to $125.8 million of professional fees and executive compensation expenses incurred directly as a result of the merger, the Company incurred $157.3 million of expenses resulting from reorganization plans formulated prior to and implemented as of the merger date. The merger afforded the combined Company an opportunity to rationalize its combined corporate, real estate and travel segment businesses, and corresponding support and service functions to gain organizational efficiencies and maximize profits. Such initiatives included 500 job reductions including the virtual elimination of all PHH Corporate functions and facilities in Hunt Valley, Maryland. Management initiated a plan prior to the merger to close hotel reservation call centers, combine travel agency operations and continue the downsizing of fleet operations by reducing headcount and eliminating unprofitable products. With respect to the real estate segment, management initiated plans to integrate its relocation, franchise and mortgage origination businesses to capture additional revenue through the referral of one business unit's customers to another. Management also formalized a plan to centralize the management and headquarters functions of the world's largest, second largest and other company owned corporate relocation business unit subsidiaries. The real estate segment initiatives resulted in approximately 380 planned job reductions, write-offs of abandoned systems and leasehold assets commencing in the second quarter 1997.

Following is a description of costs by type of expenditure and reduction of corresponding liabilities through December 31, 1997:

Unusual Charges included $154.1 million of personnel related costs associated with employee reductions necessitated by the planned and announced consolidation of the Company's several corporate relocation service businesses, including the previous two largest relocation businesses worldwide as well as the consolidation of corporate activities. Personnel related charges also include termination benefits such as severance, medical and other benefits. Personnel related charges also include retirement benefits pursuant to pre-existing contracts resulting from a change in control. Several grantor trusts were established and funded by the Company in November 1996 to pay such benefits in accordance with the terms of the PHH merger agreement. The Company's restructuring plan resulted in the termination of approximately 560 employees (principally corporate employees located in North America), of which 364 were terminated by December 31, 1997. Approximately $102.4 million of personnel related costs were paid in 1997 and $9.8 million of non-cash stock compensation was recognized. Unusual Charges also include professional fees of $30.3 million of which $29.2 million was paid in 1997 and is primarily comprised of investment banking, accounting and legal fees incurred in connection with the PHH Merger. Unusual Charges also include business termination charges of $55.6 million, which are comprised of $38.8 million of costs to exit certain activities primarily within the Company's fleet management business, a $7.3 million termination fee associated with a joint venture that competed with PHH Mortgage Services business and $9.6 million of costs to terminate a marketing agreement with a third party in order to replace the function with internal resources. In connection with the business termination charges, approximately $16.0 million was paid in 1997 and $35.7 million of assets associated with discontinued activities were written off. Facility related and other net charges totaling $43.1 million include costs associated with contract and lease terminations, asset disposals and other charges incurred in connection with the consolidation and closure of excess office space. Approximately $2.6 million was paid and $11.3 million of assets were written off in 1997. The remaining facility related obligations will be paid or are otherwise anticipated to be extinguished in 1998.

The Company had substantially completed the aforementioned restructuring activities by the the second quarter of 1998. The $76.1 million of liabilities remaining at December 31, 1997 primarily consist of $41.9 million of severance and benefit plan payments and $29.2 million related to contract, leasehold and lease termination obligations.

1996 UNUSUAL CHARGES

The Company incurred Unusual Charges of approximately $134.3 million in 1996 in connection with its August 1996 merger with Ideon Group, Inc. ("Ideon") and its July 1996 mergers with Davidson and Associates, Inc. ("Davidson") and Sierra On-Line, Inc. ("Sierra"). Unusual charges of $109.4 million related to continuing operations (substantially Ideon) and $24.9 million was associated with businesses that are discontinued (Davidson and Sierra). Unusual Charges include $80.4 million of litigation related liabilities associated with the Company's determination to settle acquired Ideon litigation upon the August 1996 merger date. The primary obligation consists of litigation with the co-founder of SafeCard Services, Incorporated ("SafeCard") which was acquired by Ideon in 1995. The Company entered into a settlement agreement in June 1997 requiring $70.5 million of payments through 2003. The Company paid $14.4 million for litigation related charges in 1997.

The balance of the Unusual Charges consists of $27.5 million of professional fees incurred and paid in connection with the mergers, $7.5 million of severance incurred and paid in connection with employee terminations and $18.9 million of facility related and other obligations for which $6.9 million of payments and $9.7 million of leaseheld improvement write-offs were made through December 31, 1997.

SEGMENT DISCUSSION -- 1997 VS. 1996

The underlying discussion of each segment's continuing operating results focuses on profits from continuing operations, excluding interest, taxes, Unusual Charges, extraordinary gain and cumulative effect of a change in accounting ("Operating Income"). Management believes such discussion is the most informative representation of recurring, non-transactional related operating results of the Company's business segments.


TRAVEL SERVICES SEGMENT

The Company operates business units that provide a spectrum of services necessary to domestic and international travelers. The Company is the world's largest franchisor of nationally recognized hotel brands and car rental operations (Avis), which are responsible for 16% of all hotel rooms sold and 25% of all cars rented in the United States, respectively. Royalty revenue is received from franchisees under contracts that generally range from 10 to 50 years in duration. The Company is the world's largest provider of timeshare exchange services (RCI) to timeshare owners under one to three year membership programs which require both exchange fees for swapping vacation weeks and recurring and renewal membership fees. In addition, the Company is a leading provider of corporate fleet management and leasing services and is also the largest value added tax processor worldwide.





                                 YEAR ENDED DECEMBER 31,
                       -------------------------------------------
                                        HISTORICAL     PRO FORMA    HISTORICAL   PRO FORMA
                             1997          1996          1996        VARIANCE    VARIANCE
(IN MILLIONS)          --------------- ------------ -------------- ------------ ----------
  Net revenues          $    1,337.2    $    802.4   $   1,226.9     67%             9%
  Operating expenses           878.6         548.1         874.1     60%             1%
                        ------------    ----------   -----------
  Operating income      $      458.6    $    254.3   $     352.8     80%            30%
                        ============    ==========   ===========

HISTORICAL DISCUSSION

Operating income increased $204.3 million (80%) as a result of growth from businesses owned and/or consolidated in both 1997 and 1996 and from car rental franchise (Avis) and timeshare (RCI) operations each acquired during the fourth quarter of 1996. Timeshare business operations contributed incremental revenue and operating income in 1997 of $315.5 million and $77.2 million, respectively, and the car rental franchise business accounted for incremental revenues and operating income of $140.2 million and $75.7 million, respectively. Lodging franchise revenue increased $38.4 million (10%) while expenses increased only $6.9 million (3%). The lodging revenue increase was attributable to 4% system growth, 2% revenue per available room ("REVPAR") increases at franchised properties and increased revenue received from preferred alliance partners seeking access to franchisees and franchisee customers. Expense increases were minimized due to the significant operating leverage associated with mature franchise operations and a reduction of corporate overhead allocated to the Travel Services Segment as the Company leveraged its corporate infrastructure among more businesses. Fleet management revenue increased $30.6 million (10%) while expenses only increased $8.2 million (4%). The increase in revenue is primarily the result of a 24% increase in service fee revenue due to a 20% increase in number of cards and an 8% increase in asset based revenues due primarily to a 5% increase in pricing.


PRO FORMA DISCUSSION

On a pro forma basis, as if car rental franchise and timeshare operations were acquired on January 1, 1996 operating income increased $105.8 million (30%). The pro forma increase results from a $110.3 million (9%) increase in revenue while corresponding operating expenses increased $4.5 million (1%). Most travel business units contributed double digit percentage point growth in pro forma operating income with timeshare and hotel franchising contributing the most significant increases at $51.6 million (84%) and $32.1 million (18%), respectively. Timeshare profits reflected a 22% increase in membership fees driven by increases in both memberships and pricing. Simultaneously, approximately $21.1 million of operating expense reductions were achieved during a post-acquisition reorganization of timeshare operations.

REAL ESTATE SERVICES SEGMENT

The Company operates business units that provide a range of services related to home sales, principally in the United States. The Company is the world's largest franchisor of real estate brokerage offices through its CENTURY 21 (Registered Trademark) , Coldwell Banker (Registered Trademark) and ERA (Registered Trademark) franchise brands, which were involved in more than 25% of homes sold in the United States in 1997. Similar to Travel Services Segment franchise businesses, the Company receives royalty revenue from approximately 11,500 franchisees under contracts with terms ranging from 5 to 50 years. The Company operates the world's largest provider of corporate employee relocation services and receives fees for providing an array of services which include selling relocating employees' homes (without recourse to the Company), assisting the relocating employee in finding a home, moving household goods, expense reporting and other services. The Company also operates the largest in-bound mortgage telemarketing operation in the United States. Cendant Mortgage Corporation generates origination profits from the sale of mortgage notes, generally within 45 days of origination but retains recurring servicing revenue streams over the life of the mortgage. Each Real Estate Services business provides customer referrals to other Real Estate Services businesses.





                                 YEAR ENDED DECEMBER 31,
                       --------------------------------------------
                                        HISTORICAL      PRO FORMA    HISTORICAL   PRO FORMA
                            1997           1996           1996        VARIANCE    VARIANCE
(IN MILLIONS)          -------------- -------------- -------------- ------------ ----------
  Net revenues          $     987.0    $     782.4    $     860.9     26%            15%
  Operating expenses          641.0          566.4          620.8     13%             3%
                        -----------    -----------    -----------
  Operating income      $     346.0    $     216.0    $     240.1     60%            44%
                        ===========    ===========    ===========

HISTORICAL DISCUSSION

Operating income increased $130.0 million (60%) as a result of growth from businesses owned and/or consolidated in both 1997 and 1996 and from the acquisitions of the Coldwell Banker franchise system and Coldwell Banker Relocation Services Inc. ("CBRS") in May 1996 and the ERA franchise system in February 1996. Real estate franchise revenue and operating income increased $98.4 million (42%) and $72.8 million (66%), respectively from 1996 to 1997 primarily due to the aforementioned acquisitions of the Coldwell Banker and ERA franchise brands which collectively contributed incremental revenues and operating income of $73.8 million and $69.0 million, respectively. In addition, the real estate franchise business realized growth in the operating results of businesses owned in both 1997 and 1996 principally as a result of increases in both the volume and average price of homes sold. Corporate relocation revenue and operating income increased $56.7 million (16%) and $30.2 million (56%), respectively, principally due to the operating results of acquired CBRS operations which contributed incremental revenues and operating income in 1997 of $47.2 million and $18.4 million, respectively. Mortgage services operating income increased $28.3 million (69%) due to a $51.5 million (40%) increase in revenue while expenses increased only $23.2 million (27%). The revenue increase resulted from a 40% increase in loan origination volume to $11.7 billion, which accelerated to nearly an $18 billion annual run rate by year-end 1997. Although the Company generally sells originated notes within 45 days of origination, it routinely retains servicing rights. Servicing revenue increased $13.4 million (28%) primarily due to gains on sales of servicing. The increase in expenses was not only related to processing current year volume, but to preparation for hiring, training and providing office facilities for increased staff needed to handle the processing of future origination volume as monthly applications more than doubled.


PRO FORMA DISCUSSION

On a pro forma basis, as if Coldwell Banker, CBRS and ERA were acquired on January 1, 1996, operating income in 1997 increased $105.9 million (44%) from 1996. The increase results from a $126.1 million (15%) increase in revenue while corresponding operating expenses increased only $20.2 million (3%). Operating income of the real estate franchise, corporate relocation and mortgage services businesses each increased by more than 30% over 1996 pro forma results. Real estate franchise operating income increased $59.2 million (48%) based on revenue growth of $54.8 million (20%) primarily due to a 17% combined increase in 1997 in home sales and the average price of homes sold. Real estate franchise operating expenses decreased $4.4 million primarily as a result of consolidation of certain franchise administration functions of the recently acquired franchise brands. Corporate relocation operating income increased $19.7 million (30%) due to a $21.8 million increase in revenue, primarily relocation referrals, while operating expenses increased only $2.1 million (1%) due to the consolidation of the PHH Relocation Services Inc. and CBRS into one operating company, Cendant Mobility Services, Inc. The Pro Forma operating results for Mortgage Services are the same as the historical results.


ALLIANCE MARKETING SEGMENT

The Company derives its Alliance Marketing revenue principally from membership fees, insurance premiums and product sales. The Alliance Marketing Segment is divided into three divisions: individual membership ("Individual Membership"); insurance/wholesale ("Insurance/Wholesale"); and lifestyle ("Lifestyle"). Individual Membership with more than 33 million members, provides customers with access to a variety of products and services in such areas as retail shopping, credit information, travel, auto, dining and home improvement. Insurance/Wholesale with nearly 31 million customers, markets and administers insurance products, primarily accidental death insurance. Insurance/Wholesale also provides services such as checking account enhancement packages, various financial products and discount programs to financial institutions, which in turn provide these services to their customers. Lifestyle with over 11 million customers, provides customers with unique products and services that are designed to enhance a customer's lifestyle.

Alliance Marketing growth is generated primarily from direct marketing to consumers or by partnering with businesses such as banks, credit card and travel companies which furnish access to their client base. Commencing with the Cendant Merger, Alliance Marketing businesses have unfettered access to the customers of the Company's Travel Segment businesses which account for 1 of 6 U.S. hotel rooms sold, 1 of 4 cars rented in the U.S. and more than 70% of timeshare resort vacation exchanges worldwide.Alliance Marketing businesses also have access to customers of the Company's Real Estate Segment business which participate in more than 25% of U.S. home sales, more than 50% of corporate employee relocations and more than $25 billion in annual mortgage originations.




                                    YEAR ENDED DECEMBER 31,
                              -----------------------------------
                                    1997               1996          VARIANCE
(IN MILLIONS)                 ----------------   ----------------   ---------
  Net revenues                 $     1,570.3      $     1,474.3          7%
  Operating expenses                 1,432.6            1,316.0          9%
                               -------------      -------------
  Operating income             $       137.7      $       158.3        (13%)
                               =============      =============

Operating income for the Alliance Marketing segment decreased $20.6 million (13%) to $137.7 million primarily due to a $23.7 million reduction in 1997 operating income due to a change in accounting policy.

Prior to 1997, the Company recorded deferred membership income, net of estimated cancellations, at the time members were billed (upon expiration of the free trial period). Such net billings were recognized as revenue ratably over the membership term and modified periodically based on actual cancellation experience. In addition, membership acquisition and renewal costs, which related primarily to membership solicitations were capitalized as direct response advertising costs due to the Company's ability to demonstrate that the direct response advertising resulted in future economic benefits. Such costs were amortized on a straight-line basis as corresponding revenues were recognized (over the average membership period). The Company believed that these accounting policies were appropriate and consistent with industry practice.

In August 1998, in connection with the Company's cooperation with the SEC Staff's investigation of accounting irregularities discovered in the former CUC business units, the SEC Staff concluded that when membership fees are fully refundable during the entire membership period, membership revenue should be recognized at the end of the membership period upon the expiration of the refund offer. The SEC Staff further concluded that non-refundable solicitation costs should be expensed as incurred since such costs are not recoverable if membership fees are refunded. The Company adopted the new accounting policy effective January 1, 1997.

The Company anticipates a significant increase in costs to solicit new members in 1998. Since revenue from members solicited in 1998 will not be recognized under the new accounting policy until 1999, the Company anticipates a negative impact in 1998 in its individual membership business.


Individual Membership operating income decreased $25.4 million (183%) from a pro forma 1996 operating income of $13.9 million which was adjusted for the accounting change applied retroactively. Revenues increased $24.5 million (4%) due primarily to increased monthly membership billings of $7.1 million (55%) and a $14.7 million (22%) increase in travel agent commissions. Individual Membership operating expenses increased $49.9 million (8%) due primarily to increased call center and other servicing expenses as well as higher general & administrative expenses.


Insurance/Wholesale operating income increased $12.7 million (13%) to $108.1 million. Revenue increased $34.7 million (8%) to $482.7 million and was partially offset by an increase in expenses of $22.0 million (6%). Domestic revenues increased $18.7 million to $394.9 million. This revenue increase reflected the addition of 1.6 million new customers and was partially offset primarily by an increase in insurance claims (which are accounted for as a reduction in revenue) from 27.6% to 29.0% of revenue. Domestic expenses increased by $8.9 million (3%) due to increased marketing and servicing expenses. International revenue increased $16.0 million (22%) to $87.8 million while expenses increased $13.1 million (18%) to $85.2 million. The international business continued its expansion into new countries and markets, accounting for growth in both revenue and expenses.


Lifestyle operating income decreased to $41.1 million from $42.1 million in 1996. This reduction was due to revenue increases of $52.5 million (14%) being offset by expense increases of $53.5 million (17%). Revenues and operating income at Entertainment Publications, Inc. ("EPub") increased by $14.9 million (9%) and $3.7 million (23%) respectively reflecting stable coupon book prices and increased sales through new sales channels. Revenues and operating income in the Company's dating membership business increased by $13.8 million (65%) and $5.2 million (95%) respectively due primarily to an additional 210 participating radio stations and the September 1997 acquistion of Match.Com. The North American Outdoor Group ("NAOG") posted revenue gains of $15.4 million (19%), but operating income fell $13.9 million (92%). NAOG also adopted the change in accounting policies for membership revenues and marketing expenses discussed above resulting in a decrease in revenue of $2.0 million and an increase in operating expenses of $5.1 million. These changes were due primarily to increases in book, video and advertising revenues being offset by higher membership acquisition costs and start-up expenses associated with the introduction of new Garden and Golf clubs.


OTHER SERVICES SEGMENT


The Company operates a variety of other businesses in addition to those which comprise each of the Company's core business segments. Such business operations include (i) information technology and reservation system support services provided to the car rental and hotel industry ("Wizcom"); (ii) casino credit information and marketing services ("Casino Marketing") and the equity in earnings from the Company's investment in the Avis Rent A Car, Inc. ("Avis") car rental company.



                                  YEAR ENDED DECEMBER 31,
                              -------------------------------
                                   1997             1996         VARIANCE
(IN MILLIONS)                 --------------   --------------   ---------
  Net revenues                 $     345.5      $     178.6         93%
  Operating expenses                 275.8            150.0         84%
                               -----------      -----------
  Operating income             $      69.7      $      28.6        144%
                               ===========      ===========

Operating income increased $41.1 million (144%) primarily from a $41.7 million incremental increase in the equity in earnings of Avis, which was initially acquired by the Company in October 1996.

YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1995




                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                     1996            1995        VARIANCE
(IN MILLIONS)                                   -------------   -------------   ---------
       CONTINUING OPERATIONS:
       Revenue ..............................    $  3,237.7      $  2,616.1         24%
        Operating expenses:
          Excluding Unusual Charges .........       2,580.5         2,152.2         20%
          Unusual Charges (1) ...............         109.4            97.0         13%
                                                 ----------      ----------
       Operating income .....................         547.8           366.9         49%
        Interest, net .......................          14.3            16.6        (14%)
                                                 ----------      ----------
       Pre-tax income .......................         533.5           350.3         52%
       Provision for income taxes ...........         220.2           143.2         54%
                                                 ----------      ----------
       Income from continuing operations,
        net of taxes ........................         313.3           207.1         51%
       Income from discontinued
        operations ..........................          16.7            22.7        (26%)
                                                 ----------      ----------
       Net income ...........................    $    330.0      $    229.8         44%
                                                 ==========      ==========

----------
(1)   Merger-related costs and other unusual charges


Operating income from continuing operations increased $180.9 million (49%) due to a $621.6 million (24%) revenue increase and only a $440.7 million (20%) increase in operating expenses, which includes a $12.4 million increase in Unusual Charges (see Unusual Charge discussion below). This aggregate net increase is primarily the result of increases in the Travel and Real Estate Segments included in separate segment discussions to follow.

Pre-tax income from continuing operations increased $183.2 million (52%). Exclusive of the increase in operating income discussed above, interest, net decreased $2.3 million (14%) to $14.3 million. The decrease in interest, net resulted from incremental interest income in 1996 generated from excess of proceeds of the May 1996 offering of common stock which raised $1.2 billion of proceeds and funded the $745 million acquisition of Coldwell Banker in May 1996, and subsequently the cash portions of the Avis and RCI acquisitions which were completed in October and November of 1996, respectively.

Income from continuing operations increased $106.2 million (51%). This resulted from the favorable variance in pre-tax income discussed above offset by an increase in the effective income tax rate from 40.9% in 1995 to 41.2% in 1996.

Income from discontinued operations decreased $6.0 million (26%) to $16.7 million. Net income for 1996 included $24.9 million, after tax, of Unusual Charges incurred coincident to the July 1996 Davidson and Sierra mergers. Excluding the Unusual Charges, income from discontinued operations increased $18.9 million (83%) to $41.6 million. The increase was primarily attributable to a $19.3 million (95%) increase in software business net income, which was primarily generated from a $76.1 million (25%) increase in sales of software titles while operating expenses increased only $41.5 million (16%).


UNUSUAL CHARGE DISCUSSION


1996 UNUSUAL CHARGE

The Company incurred Unusual Charges of approximately $134.3 million in 1996 in connection with its August 1996 merger with Ideon and its July 1996 mergers with Davidson and Sierra. Unusual Charges of $109.4 million were related to continuing operations (substantially Ideon). Unusual Charges include $80.4 million of litigation related liabilities associated with the Company's determination to settle acquired

Ideon litigation upon the August 1996 merger date. The primary obligation consists of litigation with the co-founder of SafeCard Services, Incorporated ("SafeCard") which was acquired by Ideon in 1995. The Company entered into a settlement agreement in June 1997 requiring $70.5 million of payments through 2003. The Company paid $14.4 million for litigation related charges in 1997.

The balance of the Unusual Charges consists of $27.5 million of professional fees incurred and paid in connection with the mergers, $7.5 million of severance incurred and paid in connection with employee terminations and $18.9 million of facility related and other obligations for which $6.9 million of payments and $9.7 million of leasehold improvement write-offs were made through December 31, 1997.


1995 COSTS RELATED TO IDEON PRODUCTS ABANDONED AND RESTRUCTURING

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


SEGMENT DISCUSSION -- 1996 VS. 1995

The underlying discussion of each segment's financial results focuses on profits from continuing operations, excluding interest, taxes and Unusual Charges ("Operating Income"). Management believes such discussion is the most informative representation of recurring, non-transactional related operating results of the Company's business segments.


TRAVEL SERVICES SEGMENT




                                  YEAR ENDED DECEMBER 31,
                              -------------------------------
                                   1996             1995         VARIANCE
(IN MILLIONS)                 --------------   --------------   ---------
  Net revenues                 $     802.4      $     684.4         17%
  Operating expenses                 548.1            488.2         12%
                               -----------      -----------
  Operating income             $     254.3      $     196.2         30%
                               ===========      ===========

Operating income increased as a result of growth from businesses owned in both 1996 and 1995 and profits from car rental franchise and timeshare operations acquired in the fourth quarter of 1996. Net revenues increased $118.0 million (17%) to $802.4 million while expenses increased only $59.9 million (12%). The increase in operating income was generated primarily from $25.2 million and $22.0 million increases in the lodging franchise and fleet management services businesses, respectively, as well as $3.8 million of increases from acquired company operations. Lodging franchise operating income increased 21% to $145.8 million as a result of a $50.0 million (15%) increase in revenue and only a $24.9 million (12%) increase in expenses. The revenue increase resulted from a 13% increase in royalty fees and a 41% increase in fees from preferred alliance partners. As a result of high operating leverage, more than 50% of the revenue increase resulted in incremental operating income. PHH fleet management services operating income increased $19.3 million (34%) to $76.2 million as a result of an increase in fee-based services and an $11.7 million gain on the sale of a truck fuel management business in January 1996.


REAL ESTATE SERVICES SEGMENT




                                   YEAR ENDED DECEMBER 31,
                              ---------------------------------
                                    1996              1995         VARIANCE
(IN MILLIONS)                 ---------------   ---------------   ---------
  Net revenues                 $      782.4      $      504.3         55%
  Operating expenses                  566.4             390.2         45%
                               ------------      ------------
  Operating income             $      216.0      $      114.1         89%
                               ============      ============

Operating income increased as a result of acquired real estate franchise system operations and growth from businesses owned in both 1996 and 1995. Real estate franchise operating income increased $91.2 million (472%) in 1996 to $110.5 million which was primarily driven from the incremental operating results of Century 21, ERA and Coldwell Banker which were acquired in August 1995, February 1996 and May 1996, respectively. The increase in operating income was comprised of incremental revenue, including $162.8 million of royalty and $12.2 million of preferred alliance revenue offset by $97.2 million of incremental operating expenses. Corporate relocation operating income increased $12.6 million as a result of $23.5 million of operating income from acquired operations offset by a $10.9 million net decrease in relocation business operating profits associated with the development of an expanded full service infrastructure that supports a greater range of client services.


ALLIANCE MARKETING SEGMENT



                                YEAR ENDED DECEMBER 31,
                              ----------------------------
                                   1996           1995      VARIANCE
(IN MILLIONS)                 -------------- ------------- ---------
  Net revenues                 $   1,474.3    $  1,302.3       13%
  Operating expenses               1,316.0       1,166.5       13%
                               -----------    ----------
  Operating income             $     158.3    $    135.8       17%
                               ===========    ==========

Operating income increased $22.5 million (17%) to $158.3 million due to a $172.0 million (13%) revenue increase being partially offset by an increase of $149.5 million (13%) in operating expenses.

Individual Membership operating income increased $2.7 million (15%) to $20.7 million. Revenue increased $48.8 million (8%) due primarily to a $21.9 million (4%) increase in annual billings while monthly billings increased by $10.7 million (510%). The annual billing increase was primarily due to increases of $21.1 million for the Travelers Advantage product and $14.8 million for the Privacy Guard product but was partially offset by decreases of $9.2 million and $6.5 million for the Shopping and Auto Advantage products, respectively. Cancellation rates remained relatively constant in both years. Individual membership operating expenses increased $45.9 million (8%) to $642.5 million due primarily as a result of increases in annual membership acquisition costs of $44.9 million (14%). As a percentage of annual revenues, membership acquisition costs increased from 57% in 1995 to 63% in 1996.

Insurance/Wholesale operating income increased $36.5 million (62%) to $95.4 million. Revenues increased $93.9 million (27%) to $448.0 million and were partially offset by an increase in expenses of $57.4 million (19%). Domestic revenue increased $57.1 million (18%) to $376.2 million reflecting the addition of 1.7 million new customers, 1996 acquisitions and a reduction in insurance claims and premiums

(which are accounted for as a reduction in revenues) from 30.3% to 27.6% of revenue. Domestic expenses increased $23.9 million (9%) due to 1996 acquisitions and increased marketing and servicing expenses associated with additional revenue. International revenue increased $36.8 million (105%) to $71.8 million while expenses increased $33.5 million (87%) to $72.1 million. The small prior year base of international revenue coupled with continued expansion into new countries and markets accounted for accelerated growth in both revenue and expenses.

Lifestyle operating income decreased to $42.1 million from $59.0 million in 1995. This reduction was due to revenue increases of $29.4 million (9%) being offset by expense increases of $46.2 million (17%). Revenue and operating income at EPub decreased by $23.9 million (12%) and $20.4 million (56%) respectively due primarily to revenue declines resulting from a decrease in coupon book prices. Revenue and operating income at the Company's dating membership business increased by $17.5 million (477%) and $4.9 million respectively due primarily to the addition of 70 new participating radio stations. The NAOG generated revenue and operating income increases of $18.2 million (28%) and $9.2 million (154%) respectively due primarily to increased book/video sales and increased membership in the Handyman Club. Revenues at NUMA Corporation increased by $16.9 million (33%) but were more than offset by operating expense increases of $24.6 million (66%) due primarily to an increase in advertising costs from 27% to 34% of sales.


OTHER SERVICES SEGMENT



                                 YEAR ENDED DECEMBER 31,
                              -----------------------------
                                   1996           1995       VARIANCE
(IN MILLIONS)                 -------------- -------------- ---------
  Net revenues                 $     178.6    $     125.1       43%
  Operating expenses                 150.0          107.3       40%
                               -----------    -----------
  Operating income             $      28.6    $      17.8       61%
                               ===========    ===========

The increase in operating income primarily includes $9.5 million in consideration received during 1996 for the termination of a corporate services agreement and $9.5 million from the equity in earnings of Avis, representing the Company's proportionate share of Avis's car rental operating results since the October 1996 acquisition date, partially offset by incremental corporate related expenses due to infrastructure growth in 1996.


LIQUIDITY AND CAPITAL RESOURCES

BUSINESS COMBINATIONS

1997 Poolings

Cendant. The Cendant Merger was completed on December 17, 1997 pursuant to which CUC issued approximately 440.0 million shares of its common stock for all of the outstanding common stock of HFS. Pursuant to the agreement and plan of merger, HFS stockholders received 2.4031 shares of CUC common stock for each share of HFS common stock.

On December 17, 1997, as directed by the Federal Trade Commission in connection with the Cendant Merger, the Company sold all of the outstanding shares of one of its timeshare exchange businesses Interval for net proceeds of $240.0 million in cash less transaction related costs. The Company is precluded from soliciting any of Interval's employees, customers or clients for a period of two years from the closing date of the transaction. Also in conjunction with the sale, the Company agreed to continue to provide services to certain of Interval's customers for a specified period, guarantee performance of certain responsibilities to third parties (i.e., lease payments and certain other contracts) and absorb certain additional transitional costs related to the transaction.

PHH. On April 30, 1997, the Company issued 72.8 million shares of Company common stock in exchange for all of the outstanding common stock of PHH. PHH operates the world's largest provider of corporate relocation services and also is a leading provider of mortgage and fleet management services.

Numa. In February 1997, the Company issued 3.0 million shares of its common stock for all the outstanding capital stock of Numa Corporation ("Numa"). Numa publishes and markets personalized heritage publications.

1996 Poolings

Ideon. In August 1996, the Company acquired all of the outstanding capital stock of Ideon, principally a provider of credit card enhancement services, for a purchase price approximating $393 million, which was satisfied by the issuance of 16.6 million shares of Company common stock.

Other. In 1996, the Company acquired the outstanding stock of certain other entities by issuing 4.8 million shares of its common stock.


1995 Poolings

Getko, NAOG and Advance Ross. In June 1995, the Company issued 5.6 million shares of its common stock for all of the outstanding capital stock of Getko Group Inc. ("Getko"). Getko distributes complimentary welcoming packages to new homeowners throughout the United States and Canada. In September 1995, the Company issued 2.3 million shares of its common stock for all of the outstanding capital stock of North American Outdoor Group, Inc. ("NAOG"). NAOG owns one of the largest for-profit hunting and general interest fishing membership organizations in the United States, and also owns various other membership organizations. In January 1996, the Company issued 8.9 million shares of its common stock for all of the outstanding capital stock of Advance Ross Corporation ("Advance Ross"). Advance Ross is the parent company to Global Refund, a subsidiary which processes value-added tax refunds for travelers in over 20 European countries.


Pending Acquisitions

American Bankers. On March 23, 1998, the Company entered into a definitive agreement (the "ABI Merger Agreement") to acquire American Bankers Insurance Group, Inc. ("American Bankers") for $67 per share in cash and stock, for aggregate consideration of approximately $3.1 billion. The Company has agreed to purchase 23.5 million shares of American Bankers at $67 per share through its pending cash tender offer, to be followed by a merger in which the Company has agreed to deliver Cendant shares with a value of $67 for each remaining share of American Bankers common stock outstanding. The Company has received anti-trust clearance to acquire American Bankers. The tender offer is subject to the receipt of tenders representing at least 51 percent of the common shares of American Bankers as well as customary closing conditions, including regulatory approvals. The Company plans to fund this acquisition with proceeds received from either its new term loan arrangement, borrowings under other committed facilities, operating cash flow or a combination of the above. The Company may also fund a portion of the purchase price with equity or proceeds from the disposition of its consumer software and classified advertising businesses. From time to time representatives of the Company and representatives of American Bankers have discussed possible modifications to the terms of the ABI Merger Agreement, including a change in the mix of consideration to increase the cash component and decrease the stock component and changing the transaction to a taxable transaction. No agreement regarding any such modification has been reached and there can be no assurance that such discussion will result in any agreement being reached. If no agreement regarding the terms of any modification to the terms of the ABI Merger Agreement is reached, the current ABI Merger Agreement will remain in effect in accordance with its terms. The transaction is expected to be completed in the fourth quarter of 1998 or the first quarter of 1999. American Bankers provides affordable, specialty insurance products and services through financial institutions, retailers and other entities offering consumer financing.

Providian. On December 10, 1997, the Company announced that it had entered into a definitive agreement to acquire Providian Auto and Home Insurance Company ("Providian") and its subsidiaries from an Aegon N.V. subsidiary for approximately $219 million in cash. Providian sells automobile insurance to consumers through direct response marketing in 45 states and the District of Columbia. The closing of this transaction is subject to customary conditions, including regulatory approval and no assurances can be made that the acquisition will be completed. Prior to the acquisition the name of Providian will be changed to Cendant Auto Insurance Company ("Cendant Auto"). The Company intends to expand Cendant Auto's marketing channels to the Company's existing distribution channels, while also providing the Company's existing customer base with a new product offering.

RAC Motoring Services. On May 21, 1998, the Company announced that it has reached a definitive agreement with the Board of Directors of Royal Automobile Club Limited ("RACL") to acquire their RAC Motoring Services subsidiary for approximately $735 million in cash. The sale of RAC Motoring Services has subsequently been approved by its shareholders. Closing is subject to certain conditions, regulatory approval. Although no assurances can be made, the Company currently anticipates that the transaction will be completed in the spring of 1999. The Company plans to fund this acquisition with proceeds from either its new term loan arrangement, borrowings under other committed facilities, operating cash flow or a combination of the above.


Completed Acquisitions

National Parking Corporation. On April 27, 1998, the Company acquired National Parking Corporation ("NPC") for $1.6 billion in cash, which included the repayment of approximately $227.0 million of outstanding NPC debt. NPC is substantially comprised of two operating subsidiaries. National Car Parks is the largest private (non-municipal) single car park operator in the UK with approximately 500 locations. Green Flag operates the third largest roadside assistance group in the UK and offers a wide-range of emergency support and rescue services to approximately 3.5 million members. The Company funded the NPC acquisition with borrowings under its revolving credit facilities.

Harpur Group. On January 20, 1998, the Company completed the acquisition of Harpur, a leading fuel card and vehicle management company in the UK, from privately held H-G Holdings, Inc. for approximately $186 million in cash plus future contingent payments of up to $20.0 million over the next two years.

Jackson Hewitt. On January 7, 1998, the Company completed the acquisition of Jackson Hewitt Inc. for approximately $480.0 million in cash. Jackson Hewitt operates the second largest tax preparation service franchise system in the United States. The Jackson Hewitt franchise system specializes in computerized preparation of federal and state individual income tax returns.

Other Completed 1998 Acquisitions. Subsequent to December 31, 1997, the Company acquired certain entities for an aggregate purchase price of $348.5 million in cash.


1997 Purchase Acquisitions and Investments

Investment in NRT. During the third quarter of 1997, the Company executed an agreement with NRT Incorporated ("NRT") (a corporation created to acquire residential real estate brokerage firms) and the principal stockholders' of NRT, which permitted the Company, at its discretion, to acquire up to $263.3 million of NRT preferred stock and $446.0 million of intangible assets of real estate brokerage firms acquired by NRT. During the third quarter of 1997, the Company acquired $182.0 million of NRT preferred stock and through June 30, 1998 the Company had also acquired $359.3 million of certain intangible assets including trademarks associated with real estate brokerage firms acquired by NRT which are subject to a 50 year franchise agreement.

In September 1997, NRT acquired the real estate brokerage business and operations of the National Realty Trust (the "Trust"), and two other regional real estate brokerage businesses. The Trust is an independent trust to which the Company contributed the brokerage offices formerly owned by Coldwell Banker in connection with the Company's acquisition of Coldwell Banker in 1996. NRT is the largest residential brokerage firm in the United States.

Other. The Company acquired certain entities in 1997 for an aggregate purchase price of $289.5 million, comprised of $267.9 million in cash and $21.6 million in Company common stock (0.9 million shares).


1996 Purchase Acquisitions and Investments

RCI. In November 1996, the Company completed the acquisition of all the outstanding common stock of RCI for $487.1 million comprised of $412.1 million in cash and $75.0 million (approximately 2.4 million shares) in Company common stock plus future contingent payments of up to $200.0 million over the next five years. The Company made a contingent payment of $100.0 million during the first quarter of 1998. RCI is the world's largest provider of timeshare exchange.

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

Prior to the consummation of the acquisition, the Company announced its strategy to dilute its interest in the Avis car rental operations while retaining assets that are consistent with its service provider business profile, including the trademark, franchise agreements, reservation system and information technology system assets. In September 1997, ARAC (the company which operated the rental car operations of Avis) completed an initial public offering ("IPO") resulting in a 72.5% dilution of the Company's equity interest in ARAC. Net proceeds of $359.3 million were retained by ARAC. The Company's interest in ARAC was further diluted to 20.4% due to a primary offering by ARAC and a secondary offering of common stock in March 1998.

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

Other. During 1996, the Company acquired certain other entities for an aggregate purchase price of $281.5 million comprised of $224.0 million in cash, $52.5 million of Company common stock (2.5 million shares) and $5.0 million of notes.


1995 Purchase Acquisitions

Century 21. In August 1995, a majority owned (87.5%) subsidiary of the Company, C21 Holding Corp. ("Holding"), acquired Century 21 Real Estate Corporation ("Century 21"), the world's largest residential real estate brokerage franchisor. The Aggregate purchase price of $245.0 million for the acquisition consisted of $100.2 million in cash, $64.8 million in Company common stock (9.6 million shares), and $80.0 million of preferred stock. Pursuant to an agreement, as amended, between the Company and a management group of Holding, the Company acquired the remaining 12.5% interest in Holding for $52.8 million in 1997.

Other. The Company acquired certain other entities for an aggregate purchase price of $163.3 million comprised of $122.5 million in cash and $40.8 million in Company common stock (6.0 million shares).


DISCONTINUED OPERATIONS

Classified Advertising Acquisition. In October 1997, the Company issued 14.2 million shares of its common stock for all of the outstanding capital stock of Hebdo Mag International ("Hebdo Mag"). Hebdo Mag is a publisher and distributor of international classified advertising information.

Software Acquisitions. In July 1996, the Company issued 45.1 million shares and
38.4 million shares of Company common stock for all of the outstanding capital stock of Davidson and Sierra, respectively. Davidson and Sierra develop, publish and distribute educational and entertainment software for home and school use and comprise the majority of the Company's wholly owned subsidiary, Cendant Software Corporation ("Cendant Software").

Divestitures. On August 12, 1998, the Company announced that its Executive Committee of the Board of Directors committed to discontinue the Company's classified advertising and consumer software businesses by disposing of Hebdo Mag and Cendant Software, respectively. The Company has since entered into a definitive agreement to sell Hebdo Mag to its former 50% owners for 7.1 million shares of Company common stock and approximately $400 million in cash. The transaction is expected to consummate in the fourth quarter of 1998 and is subject to certain conditions, including regulatory approval and financing by the purchaser. The Company expects to recognize a gain of approximately $250 million upon the disposal of Hebdo Mag assuming a Company stock price of $15.66 per share. In addition, the Company has engaged investment bankers to analyze various strategic alternatives in regard to the disposition of Cendant Software. The Company anticipates that the disposition of Cendant Software will also result in a significant gain. The Company believes that the divesting of its Hebdo Mag and Cendant Software subsidiaries will generate significant proceeds, thereby increasing equity while reducing debt.


FINANCING (EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAM FINANCING)

The Company believes that it has excellent liquidity and access to liquidity through various sources. The Company has also demonstrated its ability to access equity and public debt markets and financial institutions to generate capital for strategic acquisitions. The Company is unable to access equity and public debt markets until the filing of restated financial statements with the Securities and Exchange Commission. Accordingly, the Company has secured additional liquidity through other sources including a 364-day, $3.25 billion term loan facility and committed revolving credit facilities of $2.65 billion, including a bank commitment to provide a $650 million, 364-day revolving facility, which is available to partially fund the American Bankers acquisition.

On May 29, 1998 the Company entered into a 364-day term loan facility with a syndicate of financial institutions which provides for borrowings of up to $3.25 billion (the "Term Loan Facility"). The Term Loan Facility bears interest at LIBOR plus the applicable LIBOR spread, as defined. The Company intends to repay all outstanding borrowings under the Term Loan Facility as soon as practicable. Upon the execution of the Term Loan Facility, temporary credit agreements, which provided for $1.0 billion of borrowings, were terminated. The Term Loan Facility contains certain restrictive covenants, which are substantially similar to and consistent with the covenants in effect for the Company's existing revolving credit agreements. At June 30, 1998, the full amount of the committment under the Term Loan Facility was drawn. The Company used $2 billion of the proceeds from the Term Loan Facility to refinance the outstanding borrowings under its revolving credit facilities and intends to use the remainder for the acquisition of American Bankers, RAC Motors Services (See
Note 26) and for general corporate purposes.

The Company's primary credit facility consists of (i) a $750.0 million, five year revolving credit facility (the "Five Year Revolving Credit Facility") and
(ii) a $1.25 billion, 364 day revolving credit facility (the "364 Day Revolving Credit Facility") (collectively, the "Revolving Credit Facilities"). The 364 Day Revolving Credit Facility will mature on October 31, 1998 but may be renewed on an annual basis for an additional 364 days upon receiving lender approval. The Company has submitted an extension request to the lenders under the 364 Day Revolving Credit Facility and anticipates that approximately $1.0 billion will be renewed. The Five Year Revolving Credit Facility will mature on October 1, 2001. Borrowings under the Revolving Credit Facilities, at the option of the Company, bear interest based on competitive bids of lenders participating in the facilities, at prime rates or at LIBOR, plus a margin of approximately 22 basis points. The Company is required to pay a per annum facility fee of .08% and .06% of the average daily unused commitments under the Five Year Revolving Credit Facility and 364 Day Revolving Credit Facility, respectively. The interest rates and facility fees are subject to change based upon credit ratings of the Company's senior unsecured long-term debt by nationally recognized debt rating agencies. The Revolving Credit Facilities contain certain restrictive covenants including restrictions on indebtedness, mergers, liquidations and sale and leaseback transactions and requires the maintenance of certain financial ratios, including a 3:1 minimum interest coverage ratio and a 3.5:1 maximum debt coverage ratio, as defined.

Long-term debt increased $465.2 million to $1.2 billion at December 31, 1997 when compared to amounts outstanding at December 31, 1996, primarily as a result of the $550 million issuance of 3% Notes in February 1997, the proceeds of which were used to repay outstanding revolving credit facility borrowings at the Cendant Merger date. The Company's debt was $4.0 billion at June 30, 1998 which primarily consisted of $3.25 billion of borrowings under the Company's Term Loan Facility and $700 million of publicly issued fixed rate debt.

The Company filed an amended shelf registration statement (the "Shelf Registration Statement") on February 6, 1998 with the Securities and Exchange Commission for the issuance of up to an aggregate $4.0 billion of debt and equity securities. Pursuant to the Shelf Registration Statement, the Company issued 29.9 million FELINE PRIDESSM and 2.3 million trust preferred securities on March 2, 1998 and received approximately $1.4 billion in gross proceeds therefrom. The issuance of the FELINE PRIDES resulted in the utilization of approximately $3 billion of availability under the Shelf Registration Statement. The FELINE PRIDES consist of 27.6 million Income PRIDES and 2.3 million Growth PRIDES, each with a face amount of $50 per PRIDE. The Income PRIDES consist of trust preferred securities and stock purchase contracts under which the holders will purchase common stock from the Company in February of 2001. The Growth PRIDES consist of stock purchase contracts under which the holders will purchase common stock from the Company in February of 2001 and zero coupon U.S. Treasury securities. The trust preferred securities will bear interest at the annual rate of 6.45 percent, and the forward purchase contract forming a part of the Income PRIDE will pay 1.05 percent annually in the form of a contract adjustment payment. The forward purchase contract forming a part of the Growth PRIDES will pay 1.3 percent annually in the form of a contract adjustment payment. The forward purchase contracts call for the holder to purchase a minimum of 1.0395 shares and a maximum of 1.3514 shares of Company common stock per PRIDES security, depending upon the average of the closing price per share of Company common stock for a 20 consecutive trading day period ending in mid-February of 2001.

The Company filed a shelf registration statement with the Securities and Exchange Commission which has not yet become effective for the aggregate issuance of up to $3.0 billion of debt and equity securities.

On May 4, 1998, the Company redeemed all of the outstanding ($144.5 million principal amount) of 4 3/4% Convertible Senior Notes due 2003 at a price of 103.393% of the principal amount, together with interest accrued to the redemption date. Prior to May 4, 1998, $90.5 million of such notes were exchanged for 2.5 million shares of Company common stock.

On April 8, 1998, the Company exercised its option to call its 6 1/2% Convertible Subordinated Notes (the "6 1/2% Notes") for redemption on May 11, 1998, in accordance with the provisions of the indenture relating to the 6 1/2% Notes. Prior to the redemption date, all of the outstanding 6 1/2% Notes were converted into 2.1 million shares of Company common stock.


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

PHH debt is issued without recourse to the Company. PHH expects to continue to have broad access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, PHH utilizes the United States, European and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, PHH will continue to utilize the public and private debt markets as sources of financing. Augmenting these sources, PHH will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At June 30, 1998, PHH's outstanding debt was comprised of commercial paper, medium-term notes and other borrowings of $3.2 billion, $3.4 billion and $.2 billion, respectively. PHH's aggregate borrowings at the underlying balance sheet dates were as follows
($ billions):




                                    DECEMBER 31,
                               -----------------------
                                  1997         1996
                               ----------   ----------
  Commercial paper              $   2.6      $   3.1
  Medium-term notes                 2.7          1.7
  Other                             0.3          0.3
                                -------      -------
                                $   5.6      $   5.1
                                =======      =======

PHH filed a shelf registration statement with the Securities and Exchange Commission, which became effective March 2, 1998, for the aggregate issuance of up to $3 billion of debt securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. The proceeds will be used to finance assets PHH manages for its clients and for general corporate purposes. As of July 31, 1998, PHH had issued $795 million of medium-term notes under this shelf registration statement.


To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed facilities aggregate 80 percent of the average amount of outstanding commercial paper. PHH maintains a $2.5 billion syndicated unsecured credit facility which is backed by domestic and foreign banks and is comprised of $1.25 billion of lines of credit maturing in March 1999, which may be extended upon receiving lender approval, $1.25 billion maturing in the year 2000 and a $200 million facility maturing in June 1999. In addition, PHH has approximately $186 million of uncommitted lines of credit with various financial institutions which were unused at June 30, 1998. Management closely evaluates not only the credit of the banks but also the terms of the various agreements to ensure ongoing availability. The full amount of PHH's committed facilities at June 30, 1998 was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit PHH's access to commercial paper or medium-term notes funding.

PHH minimizes its exposure to interest rate and liquidity risk by effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources, and securing available credit under committed banking facilities.

On July 10, 1998, the Company entered into a Supplemental Indenture No. 1 (the "Supplemental Indenture") with The First National Bank of Chicago, as trustee, under the Senior Indenture dated as of June 5, 1997, which formalizes the policy for PHH of limiting the payment of dividends and the outstanding principal balance of loans to the Parent Company to 40% of consolidated net income (as defined in the Supplemental Indenture) for each fiscal year. The Supplemental Indenture prohibits PHH from paying dividends or making loans to the Parent Company if upon giving effect to such dividends and/or loan, PHH's debt to equity ratio exceeds 8 to 1.


CREDIT RATINGS

The Company's long-term debt credit ratings from S&P, Duff & Phelps ("Duff") and Moody's remain at A, A and A3, respectively; however such ratings are being reviewed by such agencies with negative implications following the Company's March 23, 1998 announcements relating to the Company's agreements to acquire American Bankers and NPC and its April 15, 1998 announcement regarding accounting irregularities discovered at the former CUC business units. PHH's present long term and short term debt ratings are A+/A1, A2/P1, A+/F1, A+/D1 with Standard & Poor's (S&P), Moody's Investor Service (Moody's), Fitch IBCA and Duff & Phelps Credit Rating Co. (Duff), respectively. Presently, the ratings of both S&P and Moody's related to PHH debt are on watch with negative implications. While this negative watch period has caused PHH to incur a marginal increase in its cost of funds, management believes its sources of liquidity continue to be adequate. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time).


CASH FLOWS (1997 VS. 1996)

The Company generated $1.2 billion of cash flows from operations in 1997 representing a $312.6 million decrease from 1996. The decrease in cash flows from operations was primarily due to a $314.7 million increase in mortgage loans held for sale due to increased mortgage loan origination volume.

The Company used $2.3 billion of cash flows for investing activities in 1997, consisting of approximately $1.5 billion of a net investment in assets under management and mortgage programs and $568.2 million for acquisition costs, including ARAC and RCI. In 1996, the Company used $3.1 billion for investing activities including a $1.3 billion net investment in assets under management and mortgage programs and $1.6 billion of acquisition costs. In 1997, cash flows from financing activities of approximately $900.1 million, primarily consisted of net borrowings totaling $435.9 million including net proceeds of $543.2 million from the issuance of the 3% Convertible Notes in February 1997 and management and mortgage program financing consisting of $509.9 million of net borrowings which funded the Company's purchases of assets under management and mortgage programs. In 1996, cash flows from financing activities of approximately $1.8 billion consisted of public offerings of common stock that resulted in $1.2 billion of net proceeds and $241.9 million of net borrowings which funded the Company's purchase of assets under management and mortgage programs.

Deferred membership income at December 31, 1997 of $1.3 billion primarily represents fees collected for the sale of one year memberships to individual consumers. In accordance with the Company's membership agreement, members have the right to a full refund at any time during the active membership period. Based on the Company's experience, approximately 45% of fees billed will be refunded to new members prior to expiration of the membership term. Deferred membership income at December 31, 1996 of $900.9 million primarily represents the estimated unamortized portion of the aggregate membership fees billed primarily in 1996 net of estimated cancellation refunds. Such deferral was calculated prior to the change in accounting for memberships. Deferred membership acquisition costs of $269.9 million at December 31, 1996 represents direct member solicitation costs which were amortized to expense over the membership period prior to the Company adopting the new policy for accounting for memberships effective January 1, 1997. Solicitation costs were expensed as incurred in 1997.


SEVERANCE AGREEMENT

On July 28, 1998, the Company announced that Walter A. Forbes resigned as Chairman of the Company and as a member of the Board of Directors. The severance agreement reached with Mr. Forbes gives him the benefits required by his employment contract relating to a termination of Mr. Forbes' employment with the Company for reasons other than for cause. Those benefits total
$35 million in cash and include the granting of approximately 1.3 million stock options. The benefits to Mr. Forbes will result in the Company recording an unusual expense of approximately $47.5 million in the third quarter of 1998.


REPRICING OF STOCK OPTIONS

On July 28, 1998, the Compensation Committee of the Board of Directors approved, in principle, a program to reprice certain Company stock options granted to employees of the Company, other than executive officers, during December 1997 and the first quarter of 1998. The new option price for such stock options is to be the market price of the Company's common stock as reported on the New York Stock Exchange shortly after the filing of the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997. On September 23, 1998, the Compensation Committee extended such repricing program to certain executive officers and senior managers of the Company subject to certain conditions including revocation of a portion of existing options plus repricing of other portions at prices at and above fair market value at the time of repricing. Additionally, a management equity ownership program was adopted that requires these executive officers and senior managers to acquire Company common stock at various levels commensurate with such manager's compensation.

LITIGATION

As a result of the aforementioned accounting irregularities, which were discovered in the former CUC business units, numerous purported class action lawsuits, a purported derivative lawsuit and an individual lawsuit have been filed against the Company and, among others, its predecessor HFS, and certain current and former officers and directors of the Company and HFS, asserting various claims under the federal securities laws and certain state statutory and common laws. In addition, the staff of the SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the accounting issues. The SEC staff has advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such proceedings could have a material impact on the financial condition, results of operations and cash flows of the Company. See "ITEM 3. LEGAL PROCEEEDINGS."


CAPITAL EXPENDITURES

The Company anticipates investing approximately $250 million in capital expenditures in 1998, representing approximately 6% of 1997 consolidated revenue. Such capital expenditures are primarily associated with the development of integrated corporate relocation business systems in accordance with the merger plan developed upon the PHH merger date, mortgage services office and system additions to support the rapid growth in origination volume and the consolidation of internationally-based call centers.


YEAR 2000 COMPLIANCE

The Year 2000 presents the risk that information systems will be unable to recognize and process date-sensitive information properly from and after January 1, 2000.

To minimize or eliminate the effect of the year 2000 risk on the Company's business systems and applications, the Company is continually identifying, evaluating, implementing and testing changes to its computer systems, applications and software necessary to achieve Year 2000 compliance. The Company's predecessor implemented a Year 2000 initiative in March 1996 that has now been adopted by all business units of the Company. As part of such initiative, the Company has selected a team of managers to identify, evaluate and implement a plan to bring all of the Company's critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The Year 2000 initiative consists of four phases: (i) identification of all critical business systems subject to Year 2000 risk (the "Identification Phase"); (ii) assessment of such business systems and applications to determine the method of correcting any Year 2000 problems (the "Assessment Phase"); (iii) implementing the corrective measures (the "Implementation Phase"); and (iv) testing and maintaining system compliance (the "Testing Phase"). The Company has substantially completed the Identification and Assessment Phases and has identified and assessed five areas of risk: (i) internally developed business applications; (ii) third party vendor software, such as business applications, operating systems and special function software; (iii) computer hardware components; (iv) electronic data transfer systems between the Company and its customers; and (v) embedded systems, such as phone switches, check writers and alarm systems. Although no assurances can be made, the Company believes that it has identified substantially all of its systems, applications and related software that are subject to Year 2000 compliance risk and has either implemented or initiated the implementation of a plan to correct such systems that are not Year 2000 compliant. The Company has targeted December 31, 1998 for completion of the Implementation Phase. Although the Company has begun the Testing Phase, it does not anticipate completion of the Testing Phase until sometime prior to December 1999.

The Company relies on third party service providers for services such as telecommunications, internet service, utilities, components for its embedded and other systems and other key services. Interruption of those services due to Year 2000 issues could affect the Company's operations. The Company has initiated an evaluation of the status of such third party service providers' efforts and to determine alternative and contingency requirements. While approaches to reducing risks of interruption of business operations vary by business unit, options include identification of alternative service providers available to provide such services if a service provider fails to become Year 2000 compliant within an acceptable timeframe prior to December 31, 1999.

The total cost of the Company's Year 2000 compliance plan is anticipated to be $53 million. Approximately $17 million of these costs had been incurred through August 31, 1998, and the Company expects to incur the balance of such costs to complete the compliance plan. The Company has been expensing and capitalizing the costs to complete the compliance plan in accordance with appropriate accounting policies. Variations from anticipated expenditures and the effect on the Company's future results of operations are not anticipated to be material in any given year. However, if Year 2000 modifications and conversions are not made, or are not completed in time, the Year 2000 problem could have a material impact on the operations and financial condition of the Company.

THE ESTIMATES AND CONCLUSIONS HEREIN ARE FORWARD-LOOKING STATEMENTS AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. RISKS OF COMPLETING THE PLAN INCLUDE THE AVAILABILITY OF RESOURCES, THE ABILITY TO DISCOVER AND CORRECT THE POTENTIAL YEAR 2000 SENSITIVE PROBLEMS WHICH COULD HAVE A SEROUS IMPACT ON CERTAIN OPERATIONS AND THE ABILITY OF THE COMPANY'S SERVICE PROVIDERS TO BRING THEIR SYSTEMS INTO YEAR 2000 COMPLIANCE.


IMPACT OF INFLATION AND SEASONALITY

To date, inflation has not had a material impact on Company operations. The third quarter represented 27% of annual revenue as a result of peak leisure travel and real estate sales in summer months.


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of an alternative income measurement and its components in the financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in 1998.

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

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" effective for periods beginning after December 15, 1997. The Company will adopt SFAS No. 132 effective in the 1998 calendar year end.

The aforementioned recently issued accounting pronouncements establish standards for disclosures only and therefore will have no impact on the Company's financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company will adopt SFAS No. 133 effective for the 2000 calendar year end. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or results of operations when such statement is adopted.



FORWARD LOOKING STATEMENTS

     Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward looking statements" within the meaning of the Private Securities

Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward looking statements, include, but are not limited to: the outcome of the pending litigation relating to the previously announced accounting irregularities, uncertainty as to the Company's future profitability, the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's existing and potential future lines of business; the Company's ability to integrate and operate successfully acquired and merged businesses and the risks associated with such businesses, including the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements; uncertainty as to the future profitability of acquired businesses, the ability of the Company and its vendors to complete the necessary actions to achieve a year 2000 conversion for its computer systems and applications and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In recurring operations, the Company must deal with effects of changes in interest rates and currency exchange rates. The following discussion presents an overview of how such changes are managed and a view of their potential effects.

     The Company uses various financial instruments, particularly interest rate and currency swaps and currency forwards, to manage its respective interest rate and currency risks. The Company is exclusively an end user of these instruments, which are commonly referred to as derivatives. The Company does not engage in trading, market-making or other speculative activities in the derivatives markets. Established practices require that derivative financial instruments relate to specific asset, liability or equity transactions or to currency exposures. More detailed information about these financial instruments, as well as the strategies and policies for their use, is provided in Notes 15 and 16 to the financial statements.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements and Financial Statement Schedule Index commencing on page F-1 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (a) Previous independent accountants

     (i) On January 20, 1998, in connection with the Company's previously announced plan to name a successor independent auditor following the Merger, the Company replaced Ernst & Young LLP, which served as the Company's independent accountants, and engaged Deloitte & Touche LLP, the independent auditor of HFS Incorporated prior to the Merger, as its new independent accountants. As of January 20, 1998, Ernst & Young LLP was to continue to audit and report on the Company's former CUC businesses as of and for the year ended December 31, 1997. However, on May 11, 1998, the Company dismissed Ernst & Young LLP.

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

     (iv) In connection with its audit for the two most recent fiscal years and through May 11, 1998, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference thereto in their report on the financial statements for such years.

     (v) During the two most recent fiscal years and through May 11, 1998, there were no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K. However, as previously reported, the Audit Committee of the Board of Directors of the Company conducted an investigation into accounting irregularities at former CUC business units which were audited by Ernst & Young LLP. The results of such investigation required a restatement of previously reported financial statements of the Company. Such investigation may result in disagreements by the Company with Ernst & Young LLP in the future with respect to previously reported financial statements of the Company which were audited by Ernst & Young LLP.

     (vi) The Company requested that Ernst & Young LLP furnish it with letters addressed to the Commission stating whether or not it agrees with the above statements. A copy of a letter, dated January 22, 1998, is filed as Exhibit 16 to the Current Report on Form 8-K of the Company dated January 27, 1998 and a copy of a letter, dated May 11, 1998, is filed as Exhibit 16 to the Annual Report on Form 8-K of the Company dated May 18, 1998.

     (b) New independent accountants

     As stated above, the Company engaged Deloitte & Touche LLP as its new independent accountants as of January 20, 1998. Such engagement was approved by the Audit Committee of the Company's Board of Directors on January 20, 1998. During the two most recent fiscal years and through January 20, 1998, the Company has not consulted with Deloitte & Touche LLP regarding either:

     (i) The application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the registrant nor oral advice was provided that Deloitte & Touche concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or

     (ii) Any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.


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


ITEM 14(B) REPORTS ON FORM 8-K

     On October 31, 1997, the Company filed a Current Report on Form 8-K to report the execution of a Stock Purchase Agreement to sell all of the outstanding stock of Interval Holdings, Inc. and CUC Vacation Exchange. Inc.

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


                                        CENDANT CORPORATION



                                        By: /s/ James E. Buckman
                                           ------------------------------------

                                           James E. Buckman

                                           Senior Executive Vice President
                                           and General Counsel
                                           Date: September 28, 1998


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                                              DATE
---------                     -----                                              ----
/s/ Henry R. Silverman        Chairman of the Board, President,          September 28 , 1998
------------------------      Chief Executive Officer and Director
(Henry R. Silverman)

/s/ Michael P. Monaco         Vice Chairman, Chief Financial Officer     September 28, 1998
------------------------      and Director (Principal Financial
(Michael P. Monaco)           Officer)

/s/ Scott E. Forbes           Executive Vice President -- Finance        September 28, 1998
------------------------      (Principal Accounting Officer)
(Scott E. Forbes)

/s/ Stephen P. Holmes         Vice Chairman and Director                 September 28, 1998
------------------------
(Stephen P. Holmes)

/s/ Robert D. Kunisch         Vice Chairman and Director                 September 28, 1998
------------------------
(Robert D. Kunisch)

/s/ Christopher K. McLeod     Vice Chairman and Director                 September 28, 1998
------------------------
(Christopher K. McLeod)

/s/ James E. Buckman          Senior Executive Vice President,           September 28, 1998
------------------------      General Counsel and Director
(James E. Buckman)

/s/ John D. Snodgrass         Director                                   September 28, 1998
------------------------
(John D. Snodgrass)

/s/ Leonard S. Coleman        Director                                   September 28, 1998
------------------------
(Leonard S. Coleman)

/s/ Martin L. Edelman         Director                                   September 28, 1998
------------------------
(Martin L. Edelman)

/s/ Dr. Carole G. Hankin      Director                                   September 28, 1998
------------------------
(Dr. Carole G. Hankin)

SIGNATURE                     TITLE                                              DATE
---------                     -----                                              ----
/s/ Brian Mulroney            Director                                   September 28, 1998
------------------------
(The Rt. Hon. Brian Mulroney,
P.C., LL.D)

/s/ Robert W. Pittman         Director                                   September 28, 1998
------------------------
(Robert W. Pittman)

/s/ E. John Rosenwald, Jr.    Director                                   September 28, 1998
------------------------
(E. John Rosenwald, Jr.)

/s/ Robert P. Rittereiser     Director                                   September 28, 1998
------------------------
(Robert P. Rittereiser)

/s/ Leonard Schutzman         Director                                   September 28, 1998
------------------------
(Leonard Schutzman)

/s/ Robert F. Smith           Director                                   September 28, 1998
------------------------
(Robert F. Smith)

/s/ Craig R. Stapleton        Director                                   September 28, 1998
------------------------
(Craig R. Stapleton)

/s/ Robert E. Nederlander     Director                                   September 28, 1998
------------------------
(Robert E. Nederlander)

EXHIBITS:

  EXHIBIT NO.                                          DESCRIPTION
  -----------                                          -----------
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

   3.2          Amended and Restated By-Laws of the Company (incorporated by reference to
                Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 4, 1998)*

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

 10.1--10.47    Material Contracts, Management Contracts, Compensatory Plans and Arrangements

   EXHIBIT NO.                                          DESCRIPTION
   -----------                                          -----------
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

    10.3(a)       Agreement, dated July 28, 1998, between Cendant Corporation and Walter A. Forbes
                  (filed as Exhibit 10.2 to the Company's Form 8-K, dated July 29, 1998)*

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

    10.13         1997 Stock Option Plan (filed as Exhibit 10.23 to the Company's Form 10-Q for the period ended April 30, 1997)*

    10.14         1996 Executive Retirement Plan (filed as Exhibit 10.22 to the Company's Form 10-Q for the period ended April 30, 1997)*

    10.15         1997 Stock Incentive Plan (filed as Appendix E to the Joint Proxy Statement/
                  Prospectus included as part of the Company's Registration Statement, No. 333-34517, on Form S-4 dated August 28, 1997)*

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

   EXHIBIT NO.                                           DESCRIPTION
   -----------                                           -----------
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

  *10.17(g)      Seventh Amendment to the Amended and Restated 1993 Stock Option Plan dated as of April 30, 1997

  *10.17(h)      Eighth Amendment to the Amended and Restated 1993 Stock Option Plan dated as of
                 May 27, 1997

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

    EXHIBIT NO.                                          DESCRIPTION
    -----------                                          -----------
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

    10.26(a)       $1,250,000 364-Day Revolving Credit and Competitive Advance Facility Agreement,
                   dated October 2, 1996 among the Company, the several banks and other financial institutions from time to time parties thereto, and The Chase Manhattan Bank, as
                   Administrative Agent and CAF Advance Agent. (Incorporated by reference to
                   Exhibit (b)(2) to the Schedule 14D-1 filed by the Company on January 27, 1998,
                   File No. 5-31838).*

    10.26(b)       Amendment and Waiver, dated as of April 15, 1998, to the Five Year Competitive
                   Advance and Revolving Credit Agreement and the 364-Day Competitive Advance
                   and Revolving Credit Agreement, each of which is dated as of October 2, 1996, by and among the Company and the financial institutions parties thereto (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, dated
                   May 5, 1998).*

    10.26(c)       Amendment, dated as of May 6, 1998, to the Five Year Competitive Advance and
                   Revolving Credit Agreement and the 364-Day Competitive Advance and the Revolving
                   Credit Agreement, each of which is dated October 2, 1998, by and among the
                   Company and the financial institutions parties thereto (Incorporated by reference to
                   Exhibit 10.2 to the Company's Current Report on Form 8-K, dated June 4, 1998).*

    10.26(d)       Amendment and Waiver, dated as of August 26, 1998, to the Five Year Competitive
                   Advance and Revolving Credit Agreement and the 364-Day Competitive Advance and
                   Revolving Credit Agreement by and among the Company and the financial institutions parties thereto.

    10.26(e)       Extension Agreement, dated as of August 31, 1998, under the 364-Day Competitive
                   Advance and Revolving Credit Agreement among the Company and the financial institutions parties thereto.

    10.26(f)       Amendment, dated September 28, 1998, to the Five Year Competitive Advance and
                   Revolving Credit Agreement and the 364-Day Competitive Advance and Revolving
                   Credit Agreement by and among the Company and the financial institutions parties thereto.

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

   EXHIBIT NO.                                         DESCRIPTION
   -----------                                         -----------
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

   10.36         Distribution Agreement, dated March 2, 1998, among PHH Corporation, Credit Suisse
                 First Boston Corporation, Goldman Sachs & Co., Merrill Lynch & Co., Merrill Lynch,
                 Pierce, Fenner & Smith, Incorporated and J.P. Morgan Securities, Inc., filed as
                 Exhibit 1 to Form 8-K dated March 3, 1998, File No. 1-07797*

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

    EXHIBIT NO.                                           DESCRIPTION
    -----------                                           -----------
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

     10.48(a)*     Term Loan Agreement, dated as of May 29, 1998, among Cendant Corporation, as
                   Borrower, the Lenders referred therein, Bank of America NT & SA, as Syndication
                   Agent, Barclays Bank PLC, The Bank of Nova Scotia, Credit Lyonnais New York
                   Branch, NationsBank, N.A., as Co-Documentation Agents, CIBC Inc., First Union
                   National Bank, The Industrial Bank of Japan, Limited, New York Branch, as Managing
                   Agents, Bank of Tokyo Mitsubishi Trust Company, Credit Suisse, First Boston, Fleet
                   National Bank, The Sumitomo Bank, Limited, New York Branch, Banque Paribas, as
                   Co-Agents and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Cendant Corporation's Form 8-K dated June 4, 1998 (File No. 1-10308)).

     10.48(b)      Amendment, dated as of August 26, 1998, to the Term Loan Agreement among the
                   Company and the financial institutions parties thereto.

     10.48(c)      Amendment, dated as of September 28, 1998, to the Term Loan Agreement among the
                   Company and the financial institutions parties thereto.

     12            Statement Re: Computation of Consolidated Ratio to Earnings to Combined Fixed
                   Charges and Preferred Stock Dividends

     16.1          Letter re: change in certifying accountant (Incorporated by reference to the Company's
                   Form 8-K dated January 27, 1998)*

     16.2          Letter re: change in certifying accountant of a significant subsidiary (Incorporated by reference to the Company's Form 8-K dated May 18, 1998)*

     18            Letter regarding change in accounting principles

     21            Subsidiaries of Registrant**

     23.1          Consent of Deloitte & Touche LLP related to the financial statements of Cendant
                   Corporation

 EXHIBIT NO.                                       DESCRIPTION
 -----------                                       -----------
   23.2       Consent of KPMG Peat Marwick LLP relating to the financial statements of PHH
              Corporation

   23.3       Consent of KPMG Peat Marwick LLP relating to the financial statements of Davidson
              & Associates, Inc.

   23.4       Consent of PricewaterhouseCoopers LLP relating to the financial statements of Ideon
              Group, Inc.

   27         Financial data schedule

----------
*     Incorporated by reference

**    Previously filed

                         INDEX TO FINANCIAL STATEMENTS

                                                                                             PAGE
                                                                                             ----
Independent Auditors' Reports ............................................................   F-2
Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995   F-6
Consolidated Balance Sheets as of December 31, 1997 and 1996 .............................   F-7
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997,
 1996 and 1995 ...........................................................................   F-9
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and
 1995 ....................................................................................   F-12
Notes to Consolidated Financial Statements ...............................................   F-14

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Cendant Corporation


We have audited the consolidated balance sheets of Cendant Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We did not audit the balance sheet of PHH Corporation (a consolidated subsidiary of Cendant Corporation) as of December 31, 1996, or the related statements of income, shareholders' equity, and cash flows of PHH Corporation for the years ended December 31, 1996 and January 31, 1996, which statements reflect total assets of $6.6 billion as of December 31, 1996, and net income of $87.7 million and $78.1 million for the years ended December 31, 1996 and January 31, 1996, respectively. Nor did we audit the statements of operations, stockholder's equity or cash flows of Ideon Group, Inc. (a consolidated subsidiary of Cendant Corporation) for the year ended December 31, 1995, which statements reflect a net loss of $49.4 million for the year ended December 31, 1995. Nor did we audit the statements of earnings, shareholders' equity or cash flows of Davidson & Associates, Inc. (a consolidated subsidiary of Cendant Corporation) for the year ended December 31, 1995, which statements reflect net income of $13.6 million for the year ended December 31, 1995. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for PHH Corporation, Ideon Group, Inc. and Davidson & Associates, Inc. for such periods, is based solely on the reports of such other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cendant Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 3, the accompanying consolidated balance sheets as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997 have been restated. Additionally, as discussed in Note 17 to the consolidated financial statements, the Company is involved in certain litigation related to the discovery of accounting irregularities in certain former CUC International Inc. business units.

As discussed in Notes 2 and 3, in 1997 the Company changed its method of recognizing revenue and membership solicitation costs for its membership businesses.


Deloitte & Touche LLP
Parsippany, New Jersey
September 28, 1998

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


/s/ KPMG Peat Marwick LLP
Baltimore, Maryland
April 30, 1997

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Davidson & Associates, Inc.


We have audited the consolidated statements of earnings, shareholders' equity and cash flows of Davidson & Associates, Inc. and subsidiaries for the year ended December 31, 1995 not presented seperately herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


/s/ KPMG Peat Marwick LLP
Long Beach, California
February 21, 1996

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
Stockholders of Ideon Group, Inc.


In our opinion, the consolidated statements of operations, of cash flows and of changes in stockholders' equity of Ideon Group, Inc. (formerly known as SafeCard Services, Incorporated), and its subsidiaries (not presented separately herein), present fairly, in all material respects, the results of operations and cash flows of Ideon Group, Inc. and its subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Ideon Group, Inc. for any period subsequent to December 31, 1995.


/s/ Price Waterhouse LLP
Tampa, Florida
February 2, 1996

                     CENDANT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE DATA)




                                                                                     AS RESTATED (NOTE 3)
                                                                         ---------------------------------------------
                                                                                    YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------------
                                                                              1997            1996            1995
                                                                         -------------   -------------   -------------
REVENUES
 Membership and service fees -- net                                       $ 3,988.7       $ 3,138.0       $ 2,522.1
 Fleet leasing (net of depreciation and interest costs of $1,205.2,
   $1,132.4 and $1,089.0)                                                      59.5            56.7            52.1
 Other                                                                        191.8            43.0            41.9
                                                                          ---------       ---------       ---------
Net revenues                                                                4,240.0         3,237.7         2,616.1
                                                                          ---------       ---------       ---------
EXPENSES
 Operating                                                                  1,322.3         1,183.2         1,024.9
 Marketing and reservation                                                  1,031.8           910.8           743.6
 General and administrative                                                   636.2           341.0           283.3
 Depreciation and amortization                                                237.7           145.5           100.4
 Interest -- net                                                               50.6            14.3            16.6
 Merger-related costs and other unusual charges                               704.1           109.4            97.0
                                                                          ---------       ---------       ---------
Total expenses                                                              3,982.7         2,704.2         2,265.8
                                                                          ---------       ---------       ---------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY
 GAIN AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                              257.3           533.5           350.3
Provision for income taxes                                                    191.0           220.2           143.2
                                                                          ---------       ---------       ---------
INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN
 AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                    66.3           313.3           207.1
Income (loss) from discontinued operations,
 net of taxes (Note 6)                                                        (26.8)           16.7            22.7
                                                                          ----------      ---------       ---------
INCOME BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE                                                                        39.5           330.0           229.8
Extraordinary gain, net of tax (Note 22)                                       26.4              --              --
                                                                          ----------      ----------      ----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                           65.9           330.0           229.8
Cumulative effect of accounting change, net of tax (Note 3)                  (283.1)             --              --
                                                                          ----------      ----------      ----------
Net income (loss)                                                         $  (217.2)      $   330.0       $   229.8
                                                                          ==========      ==========      ==========
INCOME (LOSS) PER SHARE
 BASIC
   Income from continuing operations before extaordinary gain and
    cumulative effect of accounting change                                $    0.08      $     0.41      $     0.30
   Income (loss) from discontinued operations, net                            (0.03)           0.03            0.03
   Extraordinary gain, net                                                     0.03              --              --
   Cumulative effect of accounting change, net                                (0.35)             --              --
                                                                          ----------      ----------      ----------
   NET INCOME (LOSS)                                                      $   (0.27)     $     0.44      $     0.33
                                                                          ==========      ==========      ==========
 DILUTED
   Income from continuing operations before extraordinary gain and
    cumulative effect of accounting change                                $    0.08      $     0.39      $     0.28
   Income (loss) from discontinued operations, net                            (0.03)           0.02            0.03
   Extraordinary gain, net                                                     0.03              --              --
   Cumulative effect of accounting change, net                                (0.35)             --              --
                                                                          ----------      ----------      ----------
   NET INCOME (LOSS)                                                      $   (0.27)     $     0.41      $     0.31
                                                                          ==========      ==========      ==========

          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE DATA)

                                                              AS RESTATED (NOTE 3)
                                                         -------------------------------
                                                                  DECEMBER 31,
                                                         -------------------------------
                                                              1997             1996
                                                         --------------   --------------
ASSETS
Current assets
 Cash and cash equivalents                                $      67.0      $     448.1
 Receivables, (net of allowance for doubtful accounts
   of $61.5 and $61.0)                                        1,170.7            994.1
 Deferred membership acquisition costs                             --            269.9
 Deferred income taxes                                          311.9            136.9
 Other current assets                                           767.2            525.0
 Net assets of discontinued operations                          273.3            120.1
                                                          -----------      -----------
Total current assets                                          2,590.1          2,494.1
                                                          -----------      -----------
 Franchise agreements -- net                                    890.3            995.9
 Goodwill -- net                                              2,148.2          2,080.3
 Other intangibles -- net                                       897.5            634.5
 Other assets                                                 1,103.6            828.5
                                                          -----------      -----------
Total assets exclusive of assets under programs               7,629.7          7,033.3
                                                          -----------      -----------
Assets under management and mortgage programs
 Net investment in leases and leased vehicles                 3,659.1          3,418.7
 Relocation receivables                                         775.3            773.3
 Mortgage loans held for sale                                 1,636.3          1,248.3
 Mortgage servicing rights                                      373.0            288.9
                                                          -----------      -----------
                                                              6,443.7          5,729.2
                                                          -----------      -----------
TOTAL ASSETS                                              $  14,073.4      $  12,762.5
                                                          ===========      ===========

         See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE DATA)





                                                                              AS RESTATED (NOTE 3)
                                                                          -----------------------------
                                                                                  DECEMBER 31,
                                                                          -----------------------------
                                                                               1997            1996
                                                                          -------------   -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable and other current liabilities                           $   1,492.4     $   1,602.9
 Deferred income                                                              1,042.0           573.0
                                                                          -----------     -----------
Total current liabilities                                                     2,534.4         2,175.9
                                                                          -----------     -----------
 Deferred income                                                                292.1           327.9
 Long-term debt                                                               1,246.0           780.8
 Deferred income taxes                                                           70.9            62.4
 Other noncurrent liabilities                                                   110.3            88.0
                                                                          -----------     -----------
Total liabilities exclusive of liabilities under programs                     4,253.7         3,435.0
                                                                          -----------     -----------
Liabilities under management and mortgage programs
 Debt                                                                         5,602.6         5,089.9
                                                                          -----------     -----------
 Deferred income taxes                                                          295.7           281.9
                                                                          -----------     -----------
Commitments and contingencies (Note 17)
Shareholders' equity
 Preferred stock, $.01 par value -- authorized 10 million shares; none
   issued and outstanding                                                          --              --
 Common stock, $.01 par value -- authorized 2 billion shares; issued
   838,333,800 and 807,654,321 shares                                             8.4             8.1
 Additional paid-in capital                                                   3,088.4         2,871.2
 Retained earnings                                                              940.6         1,186.7
 Net unrealized gain on marketable securities                                     0.2             4.4
 Currency translation adjustment                                                (38.4)          (10.8)
 Restricted stock, deferred compensation                                         (3.4)          (28.2)
 Treasury stock, at cost, 6,545,362 and 6,911,757 shares                        (74.4)          (75.7)
                                                                          -----------     -----------
Total shareholders' equity                                                    3,921.4         3,955.7
                                                                          -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $  14,073.4     $  12,762.5
                                                                          ===========     ===========

         See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN MILLIONS)






                                              AS RESTATED (NOTE 3)
                                  ---------------------------------------------
                                     COMMON STOCK      ADDITIONAL
                                  -------------------    PAID-IN     RETAINED
                                    SHARES    AMOUNT     CAPITAL     EARNINGS
                                  ---------- -------- ------------ ------------
BALANCE, JANUARY 1, 1995              687.7  $  6.9    $   711.5    $   718.7
Issuance of common stock               21.1      .3        186.8           --
Exercise of stock options by
 payment of cash and common
 stock                                 12.5      .1         67.1           --
Tax benefit from exercise of
 stock options                          --       --         54.8           --
Amortization of ESOP
 obligation                             --       --          3.0           --
Exercise of stock warrants              2.4      --         14.9           --
Cash dividends declared and
 other equity distributions             --       --           .2        (43.4)
Conversion of convertible notes         2.1      --         13.7           --
Net unrealized loss on
 marketable securities                  --       --           --           --
Purchase of common stock                --       --           --           --
Retirement of treasury stock            (.6)     --        (10.1)          --
Currency translation adjustment         --       --           --           --
Net income                              --       --           --        229.8
                                     ------  ------    ---------    ---------
BALANCE, DECEMBER 31, 1995            725.2  $  7.3    $ 1,041.9    $   905.1



                                                     AS RESTATED (NOTE 3)
                                  -----------------------------------------------------------
                                   NET UNREALIZED
                                      LOSS ON        CURRENCY       RESTRICTED
                                     MARKETABLE    TRANSLATION   STOCK, DEFERRED    TREASURY
                                     SECURITIES     ADJUSTMENT     COMPENSATION      STOCK
                                  --------------- ------------- ----------------- -----------
BALANCE, JANUARY 1, 1995             $   (.7)      $   (20.8)          $ --       $   (10.5)
Issuance of common stock                  --              --             --              --
Exercise of stock options by
 payment of cash and common
 stock                                    --              --             --           (20.5)
Tax benefit from exercise of
 stock options                            --              --             --              --
Amortization of ESOP
 obligation                               --              --             --              --
Exercise of stock warrants                --              --             --              --
Cash dividends declared and
 other equity distributions               --              --             --              --
Conversion of convertible notes           --              --             --              --
Net unrealized loss on
 marketable securities                  (1.4)             --             --              --
Purchase of common stock                  --              --             --           (10.1)
Retirement of treasury stock              --              --             --            10.1
Currency translation adjustment           --            (2.2)            --              --
Net income                                --              --             --              --
                                     -------       ---------           ----       ---------
BALANCE, DECEMBER 31, 1995           $  (2.1)      $   (23.0)          $ --       $   (31.0)

          See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                                 (IN MILLIONS)






                                                AS RESTATED (NOTE 3)
                                   ----------------------------------------------
                                      COMMON STOCK      ADDITIONAL
                                   -------------------    PAID-IN      RETAINED
                                     SHARES    AMOUNT     CAPITAL      EARNINGS
                                   ---------- -------- ------------ -------------
BALANCE, JANUARY 1, 1996               725.2  $  7.3   $  1,041.9    $    905.1
Issuance of common stock                63.3      .6      1,627.9            --
Exercise of stock options by
 payment of cash and common
 stock                                  14.0      .1         74.6            --
Restricted stock issuance                1.4      --         30.5            --
Amortization of restricted stock         --       --           --            --
Tax benefit from exercise of
 stock options                           --       --         78.9            --
Cash dividends declared and
 other equity distributions              --       --           --         (41.3)
Adjustment to reflect change in
 fiscal years pooled entities            --       --          (.6)         (7.1)
Conversion of convertible notes          3.8      .1         18.0            --
Net unrealized gain on
 marketable securities                   --       --           --            --
Purchase of common stock                 --       --           --            --
Currency translation adjustment          --       --           --            --
Net income                               --       --           --         330.0
                                       -----  ------   ----------    ----------
BALANCE, DECEMBER 31, 1996             807.7  $  8.1   $  2,871.2    $  1,186.7



                                                       AS RESTATED (NOTE 3)
                                   ------------------------------------------------------------
                                    NET UNREALIZED
                                    GAIN (LOSS) ON     CURRENCY       RESTRICTED
                                      MARKETABLE     TRANSLATION   STOCK, DEFERRED    TREASURY
                                      SECURITIES      ADJUSTMENT     COMPENSATION      STOCK
                                   ---------------- ------------- ----------------- -----------
BALANCE, JANUARY 1, 1996               $  (2.1)      $   (23.0)       $     --      $   (31.0)
Issuance of common stock                    --              --              --             --
Exercise of stock options by
 payment of cash and common
 stock                                      --              --              --          (25.5)
Restricted stock issuance                   --              --           (30.5)            --
Amortization of restricted stock            --              --             2.3             --
Tax benefit from exercise of
 stock options                              --              --              --             --
Cash dividends declared and
 other equity distributions                 --              --              --             --
Adjustment to reflect change in
 fiscal years pooled entities               --             2.4              --             --
Conversion of convertible notes             --              --              --             --
Net unrealized gain on
 marketable securities                     6.5              --              --             --
Purchase of common stock                    --              --              --          (19.2)
Currency translation adjustment             --             9.8              --             --
Net income                                  --              --              --             --
                                       -------       ---------        ---------     ---------
BALANCE, DECEMBER 31, 1996             $   4.4       $   (10.8)      $   (28.2)     $   (75.7)

         See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                                 (IN MILLIONS)






                                                AS RESTATED (NOTE 3)
                                   ----------------------------------------------
                                      COMMON STOCK      ADDITIONAL
                                   -------------------    PAID-IN      RETAINED
                                     SHARES    AMOUNT     CAPITAL      EARNINGS
                                   ---------- -------- ------------ -------------
BALANCE, JANUARY 1, 1997               807.7  $  8.1   $  2,871.2    $  1,186.7
Issuance of common stock                 6.2      --         46.3            --
Exercise of stock options by
 payment of cash and common
 stock                                  11.4      .1        132.8            --
Restricted stock issuance                 .2      --          3.7            --
Amortization of restricted stock         --       --           --            --
Tax benefit from exercise of
 stock options                           --       --         93.5            --
Cash dividends declared                  --       --           --          (6.6)
Adjustment to reflect taxable
 poolings                                --       --         41.2            --
Adjustment to reflect change in
 CUC fiscal year                         --       --           --         (22.3)
Post-closing payment made in
 connection with shares issued
 to acquire Avis Inc.                    --       --        (60.8)           --
Conversion of convertible notes         20.2      .2        150.9            --
Net unrealized loss on
 marketable securities                   --       --           --            --
Purchase of common stock                 --       --           --            --
Retirement of treasury stock            (7.4)     --       (190.4)           --
Currency translation adjustment          --       --           --            --
Net loss                                 --       --           --        (217.2)
                                      ------  ------   ----------    ----------
BALANCE, DECEMBER 31, 1997             838.3  $  8.4   $  3,088.4    $    940.6
                                      ======  ======   ==========    ==========



                                                       AS RESTATED (NOTE 3)
                                   -------------------------------------------------------------
                                    NET UNREALIZED
                                    GAIN (LOSS) ON     CURRENCY       RESTRICTED
                                      MARKETABLE     TRANSLATION   STOCK, DEFERRED    TREASURY
                                      SECURITIES      ADJUSTMENT     COMPENSATION       STOCK
                                   ---------------- ------------- ----------------- ------------
BALANCE, JANUARY 1, 1997                $  4.4       $   (10.8)      $   (28.2)      $   (75.7)
Issuance of common stock                    --              --              --              --
Exercise of stock options by
 payment of cash and common
 stock                                      --              --              --           (17.8)
Restricted stock issuance                   --              --            (3.7)             --
Amortization of restricted stock            --              --            28.5              --
Tax benefit from exercise of
 stock options                              --              --              --              --
Cash dividends declared                     --              --              --              --
Adjustment to reflect taxable
 poolings                                   --              --              --              --
Adjustment to reflect change in
 CUC fiscal year                            --              --              --              --
Post-closing payment made in
 connection with shares issued
 to acquire Avis Inc.                       --              --              --              --
Conversion of convertible notes             --              --              --              --
Net unrealized loss on
 marketable securities                    (4.2)             --              --              --
Purchase of common stock                    --              --              --          (171.3)
Retirement of treasury stock                --              --              --           190.4
Currency translation adjustment             --           (27.6)             --              --
Net loss                                    --              --              --              --
                                        ------       ---------       ---------       ----------
BALANCE, DECEMBER 31, 1997              $  0.2       $   (38.4)      $    (3.4)      $   (74.4)
                                        ======       =========       =========       ==========

          See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)




                                                                                      AS RESTATED (NOTE 3)
                                                                          --------------------------------------------
                                                                                    YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------------
                                                                              1997            1996            1995
OPERATING ACTIVITIES                                                      ------------   -------------   -------------
Net income (loss)                                                          $   (217.2)    $    330.0      $    229.8
(Income) loss from discontinued operations, net of taxes                         26.8          (16.7)          (22.7)
Extraordinary gain on sale of subsidiary, net of tax                            (26.4)            --              --
Cumulative effect of accounting change, net of tax                              283.1             --              --
Merger-related costs and other unusual charges                                  704.1          109.4            97.0
Merger-related payments                                                        (317.7)         (61.3)          (36.2)
Adjustments to reconcile net income to net cash provided by
 continuing operations
 Depreciation and amortization                                                  237.7          145.5           100.4
 Membership acquisition costs                                                   (26.0)        (512.1)         (442.9)
 Amortization of membership costs                                                  --          492.3           390.2
 Effect of changes in fiscal years of pooled entities                           (22.3)          (7.1)             --
 Deferred income taxes                                                          (23.8)          68.8            54.2
Change in operating assets and liabilities from continuing operations:
 Receivables                                                                    (95.6)        (122.1)          (82.6)
 Accounts payable and other current liabilities                                 (87.0)          47.7           122.4
 Deferred income                                                                134.0           43.9            12.0
 Other                                                                          (90.6)          58.8           (98.7)
                                                                           ----------     ----------      ----------
NET CASH PROVIDED BY CONTINUING OPERATIONS EXCLUSIVE OF
 MANAGEMENT AND MORTGAGE PROGRAMS                                               479.1          577.1           322.9
                                                                           ----------     ----------      ----------
Management and mortgage programs:
 Depreciation and amortization                                                1,121.9        1,021.8           960.9
 Mortgage loans held for sale                                                  (388.0)         (73.3)         (139.5)
                                                                           ----------     ----------      ----------
                                                                                733.9          948.5           821.4
                                                                           ----------     ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS            1,213.0        1,525.6         1,144.3
                                                                           ----------     ----------      ----------
INVESTING ACTIVITIES
Property and equipment additions                                               (154.5)        (101.2)         (100.4)
Proceeds from sales of marketable securities                                    506.1           72.4           164.2
Purchases of marketable securities                                             (458.1)        (125.6)          (51.3)
Loans and investments                                                          (272.5)         (12.7)          (33.8)
Net assets acquired, exclusive of cash acquired and
 acquisition-related payments                                                  (568.2)      (1,608.6)         (145.8)
Net proceeds from sale of subsidiary                                            224.0             --              --
Funding of grantor trusts                                                          --          (89.9)             --
Other                                                                          (108.7)          33.7           (23.4)
                                                                           ----------     ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS
 EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                                 (831.9)      (1,831.9)         (190.5)
                                                                           ----------     ----------      ----------
Management and mortgage programs:
 Investment in leases and leased vehicles                                    (2,068.8)      (1,901.2)       (2,008.5)
 Payments received on investment in leases and leased vehicles                  589.0          595.9           576.6
 Proceeds from sales and transfers of leases and leased vehicles to
   third parties                                                                186.4          162.8           109.8
 Equity advances on homes under management                                   (6,844.5)      (4,308.0)       (6,238.5)
 Repayment of advances on homes under management                              6,862.6        4,348.9         6,070.5
 Additions to originated mortgage servicing rights                             (270.4)        (164.4)         (130.1)
 Proceeds from sales of mortgage servicing rights                                49.0            7.1            21.7
                                                                           ----------     ----------      ----------
                                                                             (1,496.7)      (1,258.9)       (1,598.5)
                                                                           ----------     ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS               (2,328.6)      (3,090.8)       (1,789.0)
                                                                           ----------     ----------      ----------

         See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN MILLIONS)




                                                                         AS RESTATED (NOTE 3)
                                                             ---------------------------------------------
                                                                        YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------
                                                                  1997            1996            1995
                                                             -------------   -------------   -------------
FINANCING ACTIVITIES
Proceeds from borrowings                                      $     66.7      $    459.1      $      6.0
Principal payments on borrowings                                  (174.0)           (3.5)          (50.0)
Issuance of convertible debt                                       543.2              --              --
Issuance of common stock                                           132.2         1,223.8           100.2
Purchases of common stock                                         (171.3)          (19.2)          (10.1)
Payments of dividends and other equity distributions by
 pooled entities                                                    (6.6)          (41.3)          (39.1)
Other                                                                 --           (80.0)           15.0
                                                              ----------      ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING
 OPERATIONS EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAM           390.2         1,538.9            22.0
                                                              ----------      ----------      ----------
Management and mortgage programs:
 Proceeds from debt issuance or borrowings                       2,816.3         1,656.0         1,858.8
 Principal payments on borrowings                               (1,692.9)       (1,645.9)       (1,237.0)
 Net change in short-term borrowings                              (613.5)          231.8            17.4
                                                              ----------      ----------      ----------
                                                                   509.9           241.9           639.2
                                                              ----------      ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING
 OPERATIONS                                                        900.1         1,780.8           661.2
                                                              ----------      ----------      ----------
Effect of changes in exchange rates on cash and cash
 equivalents                                                        15.4           (46.2)            6.5
Cash provided by (used in) discontinued operations                (181.0)           53.6            (1.8)
                                                              ----------      ----------      ----------
Net increase (decrease) in cash and cash equivalents              (381.1)          223.0            21.2
Cash and cash equivalents, beginning of period                     448.1           225.1           203.9
                                                              ----------      ----------      ----------
Cash and cash equivalents, end of period                      $     67.0      $    448.1      $    225.1
                                                              ==========      ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the year for:
   Interest                                                   $    374.9      $    291.7      $    284.9
                                                              ==========      ==========      ==========
   Taxes                                                      $    264.5      $     89.4      $     90.7
                                                              ==========      ==========      ==========

          See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   Cendant Corporation, together with its subsidiaries and its joint ventures ("Cendant" or the "Company") is a leading global provider of consumer and business services. The Company was created through the merger (the "Cendant Merger") of HFS Incorporated ("HFS") and CUC International Inc. ("CUC") on December 17, 1997 with the merged company being renamed Cendant Corporation. The Company provides all the services formerly provided by each of HFS and CUC including travel services, real estate services and membership-based consumer services. See Note 24 for a description of the Company's industry segments and the services provided within its underlying businesses.

   On April 15, 1998, as a result of the discovery of accounting irregularities in the former CUC business units, the Audit Committee of the Company's Board of Directors initiated an investigation into such matters. The Audit Committee's investigation has since been completed and, as a result of its findings, the Company has restated its previously reported financial results for 1995 through 1997. The accompanying consolidated financial statements and footnotes thereto for the years ended December 31, 1997, 1996 and 1995 set forth herein incorporates all relevant information obtained from the investigation, and reflects the correction of accounting policies which were changed as a result of the findings. Accordingly, the restated consolidated financial statements presented herein are the Company's primary historical financial statements for the periods presented. See Note 3 for a reconciliation of the Company's financial position and results of operations from financial statements previously filed prior to restatement, to the restated financial statements, as presented in this Form 10-K/A.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION
   The accompanying consolidated financial statements include the accounts and transactions of the Company together with its wholly owned and majority owned subsidiaries. The accompanying consolidated financial statements have been restated for the business combinations accounted for as poolings of interests (see Note 5) as if such combined companies had operated as one entity since inception. All intercompany balances and transactions have been eliminated in consolidation.


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

   GOODWILL
   Goodwill, which represents the excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over the estimated useful lives, ranging from 5 to 40 years. At December 31, 1997 and 1996, accumulated amortization amounted to $177.2 million and $141.4 million, respectively.

   ASSET IMPAIRMENT
   The Company periodically evaluates the recoverability of its long-lived assets, comparing the respective carrying values to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business. The recoverability of goodwill and franchise agreements are evaluated on a separate basis for each acquisition and each respective franchise brand. Management believes that as of December 31, 1997, the carrying values and remaining lives of goodwill and franchise agreements are appropriate.

   CORE BUSINESS OPERATIONS AND REVENUE RECOGNITION
   Franchising. Franchise revenue principally consists of royalty, marketing and reservation fees, which are based on a percentage of franchisee revenue. Royalty, marketing and reservation fees are accrued as the underlying franchisee revenue is earned. Franchise revenue also includes initial franchise fees which are recorded as revenue when the lodging property, car rental location or real estate brokerage office opens as a franchised unit.

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

   Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Sales of mortgage securities are recorded on the settlement date. The Company acquires mortgage-servicing rights by originating or purchasing mortgage loans and selling those loans with servicing retained, or it may purchase mortgage-servicing rights separately. The carrying value of mortgage-servicing rights is amortized over the estimated life of the related loan portfolio. Such amortization is recorded as a reduction of loan servicing fees in the consolidated statements of operations. Gains or losses on the sale of mortgage servicing rights are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. Such gains and losses are also increased or decreased by the amount of deferred mortgage-servicing fees recorded.

   Lifestyle product sales. Product sale revenue primarily represents the sale of entertainment books, gift wrapping and other products to schools, churches and other charitable organizations on a consignment basis. Revenue is recognized when the consignee generates a sale to the ultimate consumer.

   Insurance. Insurance premiums received for the sale of accidental death and dismemberment insurance ("AD&D") are recognized upon execution of underlying agreements with consumers. The Company transfers the risk of insurance, administration of claims and balance of premiums to third party insurance companies. Also, the Company recognizes its percentage share of the excess of premiums transferred over claims costs and insurance company administrative retention, based on actual and actuarially determined future claims costs.

   Membership. Prospective club members receive a free three month trial membership for which they are under no obligation to commit to purchase nor pay for such membership. Memberships are generally billed to credit cards upon expiration of the trial period. Memberships are cancellable for a full refund of the membership fee during the entire membership period, generally 1 year. Membership revenue is recognized upon the expiration of the membership period (See ACCOUNTING CHANGE FOR MEMBERSHIPS).

   ACCOUNTING CHANGE FOR MEMBERSHIPS
   Prior to 1997, the Company recorded deferred membership income, net of estimated cancellations, at the time members were billed (upon expiration of the free trial period), which was recognized as revenue ratably over the membership term and modified periodically based on actual cancellation experience. In addition, membership acquisition and renewal costs, which related primarily to membership solicitations were capitalized as direct response advertising costs due to the Company's ability to demonstrate that the direct response advertising resulted in future economic benefits. Such costs were amortized on a straight-line basis as revenues were recognized (over the average membership period). The Company believed that such accounting policies were appropriate and consistent with industry practice.


   In August 1998, in connection with the Company's cooperation with the Securities and Exchange Commission ("SEC") investigation of accounting irregularities discovered in the former CUC business units, the SEC concluded that when membership fees are fully refundable during the entire membership period, membership revenue should be recognized at the end of the membership period upon the expiration of the refund offer. The SEC Staff further concluded that non-refundable solicitation costs should be expensed as incurred since such costs are not recoverable if membership fees are refunded.

   The Company agreed to adopt such accounting policies effective January 1, 1997 and recorded a cumulative adjustment on such date for the cumulative impact of the accounting change (see Note 3--Restatement--Accounting Change).


   ADVERTISING EXPENSES
   The Company formerly expensed all advertising costs, other than direct response advertising costs, in the period incurred. As a result of the change in accounting for memberships (see Accounting change for memberships), the Company's policy is to expense all advertising costs in the period incurred. Advertising expenses for the years ended December 31, 1997, 1996 and 1995 were $898.2 million, $805.6 million and $653.9 million, respectively.


   INCOME TAXES
   The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date. No provision has been made for U.S. income taxes on approximately $199.6 million of cumulative undistributed earnings of foreign subsidiaries at December 31, 1997 since it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. The determination of unrecognized deferred U.S. tax liability for unremitted earnings is not practicable.


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


   NEW ACCOUNTING STANDARD
   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" for fiscal years beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company will adopt SFAS No. 133 effective for the 2000 calendar year end. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or results of operations when such statement is adopted.


3. RESTATEMENT


   As publicly announced on April 15, 1998, the Company discovered accounting irregularities in certain business units of CUC. The Audit Committee of the Company's Board of Directors initiated an investigation into such matters (See Note 17). As a result of the findings of the Audit Committee investigation and Company investigation, the Company has restated previously reported annual results including the 1997, 1996 and 1995 financial information set forth herein. The 1997 annual results have also been restated for a change in accounting, effective January 1, 1997, related to revenue and expense recognition for memberships (see "Accounting Change").


   While management has made all adjustments considered necessary as a result of the investigation into accounting irregularities and the preparation and audit of the restated financial statements for 1997, 1996 and 1995, there can be no assurances that additional adjustments will not be required as a result of the SEC investigation.


   The following statements of operations and balance sheets reconcile previously reported and restated financial information.

                            STATEMENT OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE DATA)




                                                   YEAR ENDED DECEMBER 31, 1997
                                                 ---------------------------------
                                                                     ACCOUNTING
                                                                    ADJUSTMENTS
                                                                    FOR ERRORS,
                                                                  IRREGULARITIES,
                                                  AS PREVIOUSLY    AND ACCOUNTING
                                                     REPORTED          CHANGE
                                                 --------------- -----------------
 Net revenues                                      $ 5,314.7         $ (432.5)
                                                   ---------         --------
 Expenses
  Operating                                          1,555.5            115.9
  Marketing and reservation                          1,266.3           (114.2)
  General and administrative                           727.2              7.4
  Depreciation and amortization                        256.8             16.3
  Interest-net                                          66.3             (0.2)
  Merger-related costs and other unusual
   charges                                           1,147.9           (409.9)
                                                   ---------         --------
 Total expenses                                      5,020.0           (384.7)
                                                   ---------         --------
 Income from continuing operations before
  income taxes, extraordinary gain and
  cumulative effect of accounting change               294.7            (47.8)
 Provision for income taxes                            239.3            (47.1)
                                                   ---------         --------
 Income from continuing operations before
  extraordinary gain and cumulative effect of
  accounting change                                     55.4             (0.7)
 Loss from discontinued operations, net of
  taxes                                                    --              --
                                                   ----------        --------
 Income before extraordinary gain and
  cumulative effect of accounting change                55.4             (0.7)
 Extraordinary gain, net of tax                            --            11.2
                                                   ----------        --------
 Income before cumulative effect of accounting
  change                                                55.4             10.5
 Cumulative effect of accounting change, net of
  tax                                                      --          (283.1)
                                                   ----------        --------
 Net income (loss)                                 $    55.4         $ (272.6)
                                                   ==========        ========
 INCOME (LOSS) PER SHARE
  BASIC
  Income from continuing operations before
   extraordinary gain and cumulative effect
   of accounting change                            $     0.07
  Loss from discontinued operations, net                   --
  Extraordinary gain, net                                  --
  Cumulative effect of accounting change, net              --
                                                   ----------
  Net income (loss)                                $     0.07
                                                   ==========
  DILUTED
  Income from continuing operations before
   extraordinary gain and cumulative effect
   of accounting change                            $     0.06
  Loss from discontinued operations, net                   --
  Extraordinary gain, net                                  --
  Cumulative effect of accounting change, net              --
                                                   ----------
  Net income (loss)                                $     0.06
                                                   ==========
  WEIGHTED AVERAGE SHARES
  Basic                                                811.2
  Diluted                                              851.7

                                                            YEAR ENDED DECEMBER 31, 1997
                                                 --------------------------------------------------
                                                  RESTATED BEFORE   RECLASSIFICATION
                                                    DISCONTINUED    FOR DISCONTINUED        AS
                                                     OPERATIONS        OPERATIONS        RESTATED
                                                 ----------------- ------------------ -------------
 Net revenues                                        $ 4,882.2          $ (642.2)      $ 4,240.0
                                                     ---------          --------       ---------
 Expenses
  Operating                                            1,671.4            (349.1)        1,322.3
  Marketing and reservation                            1,152.1            (120.3)        1,031.8
  General and administrative                             734.6             (98.4)          636.2
  Depreciation and amortization                          273.1             (35.4)          237.7
  Interest-net                                            66.1             (15.5)           50.6
  Merger-related costs and other unusual
   charges                                               738.0             (33.9)          704.1
                                                     ---------          --------       ---------
 Total expenses                                        4,635.3            (652.6)        3,982.7
                                                     ---------          --------       ---------
 Income from continuing operations before
  income taxes, extraordinary gain and
  cumulative effect of accounting change                 246.9              10.4           257.3
 Provision for income taxes                              192.2              (1.2)          191.0
                                                     ---------          --------       ---------
 Income from continuing operations before
  extraordinary gain and cumulative effect of
  accounting change                                       54.7              11.6            66.3
 Loss from discontinued operations, net of
  taxes                                                     --             (26.8)          (26.8)
                                                     ---------          --------       ----------
 Income before extraordinary gain and
  cumulative effect of accounting change                  54.7             (15.2)           39.5
 Extraordinary gain, net of tax                           11.2              15.2            26.4
                                                     ---------          --------       ----------
 Income before cumulative effect of accounting
  change                                                  65.9                --            65.9
 Cumulative effect of accounting change, net of
  tax                                                   (283.1)               --          (283.1)
                                                     ---------          --------       ----------
 Net income (loss)                                  $   (217.2)         $     --       $  (217.2)
                                                    ==========          ========       ==========
 INCOME (LOSS) PER SHARE
  BASIC
  Income from continuing operations before
   extraordinary gain and cumulative effect
   of accounting change                                                                $    0.08
  Loss from discontinued operations, net                                                   (0.03)
  Extraordinary gain, net                                                                   0.03
  Cumulative effect of accounting change, net                                              (0.35)
                                                                                       ----------
  Net income (loss)                                                                    $   (0.27)
                                                                                       ==========
  DILUTED
  Income from continuing operations before
   extraordinary gain and cumulative effect
   of accounting change                                                                $    0.08
  Loss from discontinued operations, net                                                   (0.03)
  Extraordinary gain, net                                                                   0.03
  Cumulative effect of accounting change, net                                              (0.35)
                                                                                       ----------
  Net income (loss)                                                                    $   (0.27)
                                                                                       ==========
  WEIGHTED AVERAGE SHARES
  Basic                                                                                    811.2
  Diluted                                                                                  851.7

                                 BALANCE SHEET
                                 (IN MILLIONS)

                                                                   AT DECEMBER 31, 1997
                                    -----------------------------------------------------------------------------------
                                                       ACCOUNTING
                                                       ADJUSTMENTS
                                                       FOR ERRORS,
                                                     IRREGULARITIES   RESTATED BEFORE   RECLASSIFICATION
                                     AS PREVIOUSLY   AND ACCOUNTING     DISCONTINUED    FOR DISCONTINUED        AS
                                        REPORTED         CHANGE          OPERATIONS        OPERATIONS        RESTATED
                                    --------------- ---------------- ----------------- ------------------ -------------
  ASSETS
  Current assets
   Cash and cash equivalents          $     149.5       $  (64.0)       $     85.5          $  (18.5)      $     67.0
   Receivables, net                       1,648.8         (309.8)          1,339.0            (168.3)         1,170.7
   Deferred membership
     acquisition costs                      424.5         (424.5)               --                --               --
   Net assets of discontinued
     operations                                --             --                --             273.3            273.3
   Other assets                             777.0          383.0           1,160.0             (80.9)         1,079.1
                                      -----------       --------        ----------          --------       ----------
  Total current assets                    2,999.8         (415.3)          2,584.5               5.6          2,590.1
                                      -----------       --------        ----------          --------       ----------
   Goodwill -- net                        2,467.0          (95.0)          2,372.0            (223.8)         2,148.2
   Other assets                           2,940.7           33.1           2,973.8             (82.4)         2,891.4
                                      -----------       --------        ----------          --------       ----------
  Total assets exclusive of assets
   under programs                         8,407.5         (477.2)          7,930.3            (300.6)         7,629.7
                                      -----------       --------        ----------          --------       ----------
  Assets under management and
   mortgage programs                      6,443.7             --           6,443.7                --          6,443.7
                                      -----------       --------        ----------          --------       ----------
  TOTAL ASSETS                        $  14,851.2       $ (477.2)       $ 14,374.0          $ (300.6)      $ 14,073.4
                                      ===========       ========        ==========          ========       ==========
  LIABILITIES AND SHAREHOLDERS'
   EQUITY
   Accounts payable and other         $   1,742.8       $  (80.1)       $  1,662.7          $ (170.3)      $  1,492.4
   Deferred income                        1,197.2          136.9           1,334.1                --          1,334.1
   Long-term debt                         1,348.3            3.0           1,351.3            (105.3)         1,246.0
   Other liabilities                        187.1           19.1             206.2             (25.0)           181.2
                                      -----------       --------        ----------          --------       ----------
  Total liabilities exclusive of
   liabilities under programs             4,475.4           78.9           4,554.3            (300.6)         4,253.7
                                      -----------       --------        ----------          --------       ----------
  Liabilities under management
   and mortgage programs                  5,898.3             --           5,898.3                --          5,898.3
                                      -----------       --------        ----------          --------       ----------
  Total shareholders' equity              4,477.5         (556.1)          3,921.4                --          3,921.4
                                      -----------       --------        ----------          --------       ----------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY               $  14,851.2       $ (477.2)       $ 14,374.0          $ (300.6)      $ 14,073.4
                                      ===========       ========        ==========          ========       ==========

                            STATEMENT OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE DATA)





                                                            YEAR ENDED DECEMBER 31, 1996
                                 -----------------------------------------------------------------------------------
                                                    ACCOUNTING     RESTATED BEFORE   RECLASSIFICATION
                                  AS PREVIOUSLY     ERRORS AND       DISCONTINUED    FOR DISCONTINUED        AS
                                     REPORTED     IRREGULARITIES      OPERATIONS        OPERATIONS        RESTATED
                                 --------------- ---------------- ----------------- ------------------ -------------
   Net revenues                    $ 3,908.8         $ (160.2)       $  3,748.6          $ (510.9)      $ 3,237.7
                                   ---------         --------        ----------          --------       ---------
   Expenses
    Operating                        1,392.8             35.8           1,428.6            (245.4)        1,183.2
    Marketing and reservation        1,089.5            (92.5)            997.0             (86.2)          910.8
    General and administrative         339.6             62.4             402.0             (61.0)          341.0
    Depreciation and
      amortization                     167.9             12.0             179.9             (34.4)          145.5
    Interest-net                        25.4              2.2              27.6             (13.3)           14.3
    Merger-related costs and
      other unusual charges            179.9            (45.6)            134.3             (24.9)          109.4
                                   ---------         --------        ----------          --------       ---------
   Total expenses                    3,195.1            (25.7)          3,169.4            (465.2)        2,704.2
                                   ---------         --------        ----------          --------       ---------
   Income from continuing
    operations before income
    taxes                              713.7           (134.5)            579.2             (45.7)          533.5
   Provision for income taxes          290.1            (40.9)            249.2             (29.0)          220.2
                                   ---------         --------        ----------          --------       ---------
   Income from continuing
    operations                         423.6            (93.6)            330.0             (16.7)          313.3
   Income from discontinued
    operations, net of taxes              --               --                --              16.7            16.7
                                   ----------        --------        ----------          --------       ---------
   Net income                      $   423.6         $  (93.6)       $    330.0          $     --       $   330.0
                                   ==========        ========        ==========          ========       =========
   INCOME PER SHARE
    BASIC
    Income from continuing
      operations                   $    0.56                                                            $    0.41
    Income from discontinued
      operations, net                     --                                                                 0.03
                                   ----------                                                           ----------
    Net income                     $    0.56                                                            $    0.44
                                   ==========                                                           ==========
    DILUTED
    Income from continuing
      operations                   $    0.52                                                            $    0.39
    Income from discontinued
      operations, net                     --                                                                 0.02
                                   ----------                                                           ----------
    Net income                     $    0.52                                                            $    0.41
                                   ==========                                                           ==========
    WEIGHTED AVERAGE SHARES
    Basic                              754.4                                                                757.4
    Diluted                            818.6                                                                821.6

                                 BALANCE SHEET
                                 (IN MILLIONS)





                                                                    AT DECEMBER 31, 1996
                                     -----------------------------------------------------------------------------------
                                                        ACCOUNTING     RESTATED BEFORE   RECLASSIFICATION
                                      AS PREVIOUSLY     ERRORS AND       DISCONTINUED    FOR DISCONTINUED        AS
                                         REPORTED     IRREGULARITIES      OPERATIONS        OPERATIONS        RESTATED
                                     --------------- ---------------- ----------------- ------------------ -------------
   ASSETS
   Current assets
    Cash and cash equivalents          $     633.9       $ (156.1)       $    477.8          $  (29.7)      $    448.1
    Receivables, net                       1,290.6         (172.0)          1,118.6            (124.5)           994.1
    Deferred membership
     acquisition costs                       401.6         (131.7)            269.9                --            269.9
    Net assets of discontinued
     operations                                 --             --                --             120.1            120.1
    Other assets                             605.1          114.6             719.7             (57.8)           661.9
                                       -----------       --------        ----------          --------       ----------
   Total current assets                    2,931.2         (345.2)          2,586.0             (91.9)         2,494.1
                                       -----------       --------        ----------          --------       ----------
    Goodwill -- net                        2,302.2          (29.9)          2,272.3            (192.0)         2,080.3
    Other assets                           2,625.7          (82.4)          2,543.3             (84.4)         2,458.9
                                       -----------       --------        ----------          --------       ----------
   Total assets exclusive of assets
    under programs                         7,859.1         (457.5)          7,401.6            (368.3)         7,033.3
                                       -----------       --------        ----------          --------       ----------
   Assets under management and
    mortgage programs                      5,729.2             --           5,729.2                --          5,729.2
                                       -----------       --------        ----------          --------       ----------
   TOTAL ASSETS                        $  13,588.3       $ (457.5)       $ 13,130.8          $ (368.3)      $ 12,762.5
                                       ===========       ========        ==========          ========       ==========
   LIABILITIES AND SHAREHOLDERS'
    EQUITY
    Accounts payable and other         $   1,680.4       $   59.5        $  1,739.9          $ (137.0)      $  1,602.9
    Deferred income                        1,099.4         (198.5)            900.9                --            900.9
    Long-term debt                         1,004.6           (9.2)            995.4            (214.6)           780.8
    Other liabilities                        124.9           42.2             167.1             (16.7)           150.4
                                       -----------       --------        ----------          --------       ----------
   Total liabilities exclusive of
    liabilities under programs             3,909.3         (106.0)          3,803.3            (368.3)         3,435.0
                                       -----------       --------        ----------          --------       ----------
   Liabilities under management
    and mortgage programs                  5,371.8             --           5,371.8                --          5,371.8
                                       -----------       --------        ----------          --------       ----------
   Total shareholders' equity              4,307.2         (351.5)          3,955.7                --          3,955.7
                                       -----------       --------        ----------          --------       ----------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY               $  13,588.3       $ (457.5)       $ 13,130.8          $ (368.3)      $ 12,762.5
                                       ===========       ========        ==========          ========       ==========

                            STATEMENT OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE DATA)





                                                            YEAR ENDED DECEMBER 31, 1995
                                 -----------------------------------------------------------------------------------
                                                    ACCOUNTING     RESTATED BEFORE   RECLASSIFICATION
                                  AS PREVIOUSLY     ERRORS AND       DISCONTINUED    FOR DISCONTINUED        AS
                                     REPORTED     IRREGULARITIES      OPERATIONS        OPERATIONS        RESTATED
                                 --------------- ---------------- ----------------- ------------------ -------------
   Net revenues                    $ 2,992.1         $   34.6        $  3,026.7          $ (410.6)      $ 2,616.1
                                   ---------         --------        ----------          --------       ---------
   Expenses
    Operating                        1,110.9            137.0           1,247.9            (223.0)        1,024.9
    Marketing and reservation          875.2            (75.3)            799.9             (56.3)          743.6
    General and administrative         279.5             73.0             352.5             (69.2)          283.3
    Depreciation and
      amortization                     112.9              5.4             118.3             (17.9)          100.4
    Interest-net                        13.3              9.4              22.7              (6.1)           16.6
    Merger-related costs and
      other unusual charges             97.0               --              97.0                --            97.0
                                   ---------         --------        ----------          --------       ---------
   Total expenses                    2,488.8            149.5           2,638.3            (372.5)        2,265.8
                                   ---------         --------        ----------          --------       ---------
   Income from continuing
    operations before income
    taxes                              503.3           (114.9)            388.4             (38.1)          350.3
   Provision for income taxes          200.5            (41.9)            158.6             (15.4)          143.2
                                   ---------         --------        ----------          --------       ---------
   Income from continuing
    operations                         302.8            (73.0)            229.8             (22.7)          207.1
   Income from discontinued
    operations, net of taxes               --              --                --              22.7            22.7
                                   ----------        --------        ----------          --------       ---------
   Net income                      $   302.8        $   (73.0)       $    229.8          $     --       $   229.8
                                   ==========       =========        ==========          ========       =========
   INCOME PER SHARE
    BASIC
    Income from continuing
      operations                   $    0.45                                                            $    0.30
    Income from discontinued
      operations, net                     --                                                                 0.03
                                   ----------                                                           ----------
    Net income                     $    0.45                                                            $    0.33
                                   ==========                                                           ==========
    DILUTED
    Income from continuing
      operations                   $    0.42                                                            $    0.28
    Income from discontinued
      operations, net                     --                                                                 0.03
                                   ----------                                                           ----------
    Net income                     $    0.42                                                            $    0.31
                                   ==========                                                           ==========
    WEIGHTED AVERAGE SHARES
    Basic                              670.5                                                                692.4
    Diluted                            741.8                                                                763.7

Following are the primary categories of adjustments to revenue which appear on the reconciliation of previously reported and restated statements of operations:


DESCRIPTION OF NET REVENUE ADJUSTMENTS



                                                                     YEARS ENDED DECEMBER 31,
ADJUSTMENTS TO REVENUE:                                      ----------------------------------------
                                                                 1997          1996           1995
(IN MILLIONS)                                                -----------   ------------   -----------
   Net revenue:
   Improper revenue recognition ..........................    $  (91.7)      $ (110.2)     $  (31.2)
   Improper reversal of merger liabilities ...............      (167.7)            --            --
   Revenue associated with pooled entities--not previously
    reported .............................................        14.2          108.4         197.3
   Elimination of intercompany transactions and contra
    revenue ..............................................      (180.0)        (158.3)       (124.3)
   Other errors ..........................................        (2.4)          (0.1)         (7.2)
   Accounting change .....................................        (4.9)            --            --
                                                              --------       --------      --------
   Adjustment to net revenue .............................    $ (432.5)      $ (160.2)     $   34.6
                                                              --------       --------      --------

   IMPROPER REVENUE RECOGNITION

   The Company made adjustments to correct the misapplication of generally accepted accounting principles resulting in improper revenue recognition. These errors include: the understatement of estimated membership fees to be refunded to members; the immediate recognition of revenue which should have been deferred and recognized over the membership term; the recording of fictitious revenue; other accounting errors.


   IMPROPER REVERSAL OF MERGER LIABILITIES

   The Company recorded adjustments to correct the reduction of liabilities previously established primarily for merger transactions and a corresponding inappropriate entry to record revenue.


   REVENUE ASSOCIATED WITH POOLED ENTITIES--NOT PREVIOUSLY RECORDED

   The Company recorded adjustments to consolidate the financial statements of acquired entities which were accounted for as poolings of interest as required by generally accepted accounting principles. Previous consolidated financial statements did not reflect certain acquired company financial statements for periods required.


   ELIMINATION OF INTERCOMPANY TRANSACTIONS AND CONTRA-REVENUE

   The Company made adjustments to eliminate intercompany revenue not previously eliminated and properly classify certain expenses as contra-revenue resulting in reductions to revenue.

   ACCOUNTING CHANGE

   The Company adopted a change in accounting for memberships revenue and expenses effective January 1, 1997 (See Note 2--Accounting change for memberships.) Accordingly, the Company recorded a non-cash after-tax charge on such date of $283.1 million or $.35 per diluted share, to account for the cumulative effect of the accounting change. The cumulative effect adjustment also impacted the Company's financial position which included reductions in deferred membership acquisition costs and accrued expenses of $278.4 and $47.8 million, respectively and increases in deferred income and prepaid expenses (commissions) of $363.9 million and $148.1 million, respectively. The effect of adopting the change in accounting for memberships on the Company's 1997 operating results, before the cumulative effect adjustment, was additional after-tax expense of $15.3 million or $.02 per diluted share comprised of a reduction in revenues of $4.7 million with an increase in operating expenses of $19.0 million and a tax benefit of $8.4 million.

   The underlying pro forma information assumes the aforementioned accounting change has been applied retroactively. For comparative purposes, such pro forma information is presented with actual results.

                                                                YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                      1997         1996         1995
                                                         -----------   ----------   ----------
      Income before extraordinary gain:
       As restated                                         $  39.5       $330.0       $229.8
       Pro forma                                              39.5        322.6        200.7

      Net income:
       As restated                                            65.9        330.0        229.8
       Pro forma                                              65.9        322.6        200.7

    PER SHARE INFORMATION
    BASIC
      Income before extraordinary gain:
       As restated                                         $   .05       $  .44       $  .33
       Pro forma                                               .05          .43          .29

      Net income:
       As restated                                             .08          .44          .33
       Pro forma                                               .08          .43          .29

    DILUTED
      Income before extraordinary gain:
       As restated                                             .05          .41          .31
       Pro forma                                               .05          .40          .27

      Net income:
       As restated                                             .08          .41          .31
       Pro forma                                               .08          .40          .27

4.  EARNINGS PER SHARE ("EPS")


   Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. Basic and Diluted EPS from continuing operations is calculated as follows:




                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1997          1996          1995
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                      ----------   -----------   -----------
   Income from continuing operations before extraordinary
     gain and cumulative effect of accounting change          $ 66.3       $ 313.3       $ 207.1
   Convertible debt interest                                       --          5.8           6.7
                                                              -------      -------       -------
   Income from continuing operations before extraordinary
     gain and cumulative effect of accounting change, as
     adjusted                                                 $ 66.3       $ 319.1       $ 213.8
                                                              =======      =======       =======
   Weighted average shares -- basic                            811.2         757.4         692.4
   Potential dilution of common stock:
     Stock options                                              40.5          40.1          44.3
     Convertible debt                                              --         24.1          27.0
                                                              -------      -------       -------
   Weighted average shares -- diluted                          851.7         821.6         763.7
                                                              =======      =======       =======
   EPS -- CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN
     AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE
    BASIC                                                     $  .08       $   .41       $   .30
                                                              =======      ========      ========
    DILUTED                                                   $  .08       $   .39       $   .28
                                                              =======      ========      ========

5. BUSINESS COMBINATIONS


   In connection with the underlying pooling of interests business combinations, the accompanying consolidated financial statements have been prepared as if the Company and all such pooled companies had operated as one entity since inception.

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

   In connection with the Cendant Merger, the Company determined that it will use a calendar year end and, accordingly, CUC changed its fiscal year end from January 31 to December 31. Prior to the Cendant Merger, HFS reported on a calendar year basis. The HFS statements of income for the years ended December 31, 1996 and 1995 have been combined with the CUC statements of income for the years ended January 31, 1997, and 1996 respectively. As a result of CUC's change in fiscal year, the operating results of CUC for January 1997, were duplicated in the Company's consolidated statement of operations for the year ended December 31, 1997. Accordingly, an adjustment has been made to 1997 retained earnings for the duplication of net income of $22.3 million for such one-month period.

   PHH. On April 30, 1997, the Company and PHH Corporation ("PHH") merged (the "PHH Merger") which was satisfied by the issuance of 72.8 million shares of Company common stock in exchange for all of the outstanding common stock and stock options of PHH. PHH operates the world's largest corporate relocation services business and also provides mortgage services and fleet management services. Prior to the PHH Merger, PHH reported on an April 30 fiscal year basis. To conform to a calendar year end, PHH prepared financial statements for the twelve month periods ended December 31, 1996 and January 31, 1996 which were combined with the Company's statements of income for the years ended December 31, 1996 and 1995, respectively. In combining PHH's twelve month periods, the consolidated statement of income for the year ended December 31, 1996 included one month (January 1996) of PHH's operating results which was also included in the consolidated statement of operations for the year ended December 31, 1995. Accordingly, an adjustment has been made to 1996 retained earnings for the duplication of net income of $8.3 million and cash dividends declared of $5.9 million for such one-month period.

   Numa. During February 1997, the Company issued 3.0 million shares of its common stock for all the outstanding common stock of Numa Corporation ("Numa"). Numa publishes personalized heritage publications and markets and sells personalized merchandise.

   1996 POOLINGS
   Ideon. In August 1996, the Company issued 16.6 million shares of its common stock for all of the outstanding capital stock of Ideon Group, Inc. ("Ideon"). Ideon is principally a provider of credit card enhancement services. Ideon previously reported on a fiscal year ended December 31, for its financial reporting. To conform to CUC's former fiscal year end of January 31, Ideon's operating results for January 1996 have been excluded from the Company's year ended December 31, 1996 operating results. Accordingly, a $1.1 million credit was recorded to 1996 retained earnings for such excluded period.

   Other. In 1996, the Company acquired the outstanding stock of certain other entities by issuing 4.8 million shares of its common stock.

   1995 POOLINGS
   Getko, NAOG and Advance Ross. In June 1995, the Company issued 5.6 million shares of its common stock for all of the outstanding capital stock of Getko Group Inc. ("Getko"). Getko distributes complimentary welcoming packages to new homeowners throughout the United States and Canada. In September 1995, the Company issued 2.3 million shares of its common stock for all of the outstanding capital stock of North American Outdoor Group, Inc. ("NAOG"). NAOG owns one of the largest for-profit hunting and general interest fishing membership organizations in the United States, and also owns various other membership organizations. In January 1996, the Company issued 8.9 million shares of its common stock for all of the outstanding capital stock of Advance Ross Corporation ("Advance Ross"). Advance Ross is the parent company to Global Refund, a subsidiary which processes value-added tax refunds for travelers in over 20 European countries.


   The following table presents the historical results of the pooled Cendant entities for the last complete interim periods prior to their respective mergers:




                                                                   YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                             1997             1996           1995
(IN MILLIONS)                                           --------------   -------------   ------------
    Net revenues
      Cendant (1)                                         $  1,100.2      $       --      $       --
      CUC                                                    1,390.3         1,571.7         1,165.0
      HFS                                                    1,570.9           786.0           446.1
      PHH                                                      178.6           650.5           610.8
      NUMA                                                        --            68.0            51.1
      1996 Pooled Entities                                        --           161.5           256.0
      1995 Pooled Entities                                        --              --            87.1
                                                          ----------      ----------      ----------
                                                          $  4,240.0      $  3,237.7      $  2,616.1
                                                          ==========      ==========      ==========
    Income (loss) from continuing operations
     before extraordinary gain and cumulative effect
     of accounting change
      Cendant (1)                                        $    (181.1)     $       --      $       --
      CUC                                                      105.3            35.6            75.5
      HFS                                                      109.9           169.5            79.8
      PHH                                                       32.2            87.7            78.1
      NUMA                                                        --             6.7            14.0
      1996 Pooled Entities                                        --            13.8           (47.4)
      1995 Pooled Entities                                        --              --             7.1
                                                         -----------      ----------      ----------
                                                         $      66.3      $    313.3      $    207.1
                                                         ===========      ==========      ==========

----------
(1)   Operating results of Cendant for the fourth quarter of 1997.


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




                                                                               ACQUIRED IN 1996
(IN MILLIONS)                                                   -----------------------------------------------
                                                      ACQUIRED                            COLDWELL
                                                      IN 1997       RCI         AVIS       BANKER      OTHER
                                                    ----------- ----------- ----------- ----------- -----------
   Cash paid                                         $  267.9    $  412.1    $  367.2    $  745.0    $  224.0
   Common stock issued (1)                               21.6        75.0       338.4          --        52.5
   Notes issued                                            --          --       100.9          --         5.0
                                                     --------    --------    --------    --------    --------
   Total consideration                                  289.5       487.1       806.5       745.0       281.5
                                                     --------    --------    --------    --------    --------
   Assets acquired                                      230.6       439.1       783.9       541.7        91.5
   Liabilities assumed                                  113.7       429.7       311.4       148.5        48.7
                                                     --------    --------    --------    --------    --------
   Fair value of identifiable net assets acquired       116.9         9.4       472.5       393.2        42.8
                                                     --------    --------    --------    --------    --------
   Goodwill                                          $  172.6    $  477.7    $  334.0    $  351.8    $  238.7
                                                     ========    ========    ========    ========    ========

   (1) Number of shares issued                            0.9         2.4        11.1          --         2.5
                                                     ========    ========    ========    ========    ========




                                                           ACQUIRED IN 1995
(IN MILLIONS)                                         ---------------------------
                                                       CENTURY 21        OTHER
                                                      ------------   ------------
   Cash paid                                           $   100.2      $   122.5
   Common stock issued (2)                                  64.8           40.8
   Preferred stock issued                                   80.0             --
                                                       ---------      ---------
   Total consideration                                     245.0          163.3
                                                       ---------      ---------

   Assets acquired                                         120.6           67.2
   Liabilities assumed                                      75.3           56.2
                                                       ---------      ---------
   Fair value of identifiable net assets acquired           45.3           11.0
                                                       ---------      ---------
   Goodwill                                            $   199.7      $   152.3
                                                       =========      =========

   (2) Number of shares issued                               9.6            6.0
                                                       =========      =========


   1997 ACQUISITIONS
   The Company acquired certain entities for an aggregate purchase price of $289.5 million.

   1996 ACQUISITIONS
   Resort Condominiums International, Inc. In November 1996, the Company completed the acquisition of all the outstanding capital stock of Resort Condominiums International, Inc. and its affiliates ("RCI") for $487.1 million. The purchase agreement provides for contingent payments of up to $200.0 million over a five year period which are based on components which measure RCI's future performance, including EBITDA, net revenues and number of members, as defined. The Company made a contingent payment of $100.0 million during the first quarter of 1998, which was accounted for as additional goodwill.

   Avis. In October 1996, the Company completed the acquisition of all of the outstanding capital stock of Avis, Inc. ("Avis"), including payments under certain employee stock plans of Avis and the redemption of certain series of preferred stock of Avis for an aggregate $806.5 million. Subsequently, the Company made contingent cash payments of $26.0 million in 1996 and $60.8 million in 1997. The contingent payments made in 1997 represented the incremental amount of value attributable to Company common stock as of the stock purchase agreement date in excess of the proceeds realized upon the subsequent sale of such Company common stock.

   In September 1997, the subsidiary of Avis, which controlled the car rental operations of Avis ("ARAC"), completed an Initial Public Offering ("IPO") resulting in a 72.5% dilution of the Company's investment in ARAC. Net proceeds of $359.3 million were retained by ARAC. The Company's interest was further diluted to 20.4% primarily due to a secondary offering of common stock in March 1998. See Note 21 for a discussion of the Company's executed business plan and related accounting treatment regarding Avis.


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


   Other 1996 Acquisitions. The Company acquired certain other entities for an aggregate purchase price of $281.5 million.


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


   PRO FORMA INFORMATION (UNAUDITED)
   The following information reflects pro forma statements of income data for the year ended December 31, 1996 assuming the aforementioned acquisitions accounted for using the purchase method of accounting completed during 1996 were consummated on January 1, 1996. The acquisitions completed during 1997 were immaterial to the operating results of the Company. The pro forma results are not necessarily indicative of the operating results that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future. The underlying pro forma information includes the amortization expense associated with the assets acquired, and reflects the Company's financing arrangements, and the related income tax effects.




                                                 YEAR ENDED
                                                DECEMBER 31,
                                                    1996
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)        -------------
       Net revenues                             $ 3,804.2
       Net income(1)                                379.8
       Net income per share:(1)
        Basic                                   $     .48
        Diluted                                       .45
       Weighted average shares outstanding:
        Basic                                       784.9
        Diluted                                     849.1

     ------------
  (1) Includes operating results of discontinued operations for the year ended December 31, 1996 (See Note 6--Discontinued Operations)

6. DISCONTINUED OPERATIONS


   Classified Advertising Acquisition. In October 1997, the Company issued
   14.2 million shares of its common stock for all of the outstanding capital stock of Hebdo Mag International, Inc. ("Hebdo Mag"). The transaction was accounted for as a pooling of interests and therefore, all prior periods have been restated to include the operations of Hebdo Mag for all periods prior to the merger. Hebdo Mag is a publisher and distributor of classified advertising information.


   Software Acquisitions. In July 1996, the Company issued 45.1 million shares and 38.4 million shares of Company common stock for all of the outstanding capital stock of Davidson and Associates, Inc. ("Davidson") and Sierra On-Line Inc. ("Sierra"), respectively. Davidson and Sierra develop, publish and distribute educational and entertainment software for home and school use. During 1995, prior to being merged into the Company, Davidson and Sierra acquired all of the outstanding capital stock of various companies by issuing an aggregate of 0.8 million and 3.9 million equivalent shares of Company common stock, respectively. Davidson and Sierra previously reported on fiscal years ended December 31 and March 31, respectively, for their financial reporting. To conform to CUC's former fiscal year end of January 31, Davidson and Sierra's operating results for January 1996 have been excluded from the Company's year ended December 31, 1996 operating results. Accordingly, a $5.8 million charge was recorded to 1996 retained earnings for such excluded period. In addition Sierra's operating results for the three months ended March 1995 have been duplicated in the Company's year ended December 31, 1995 operating results. Such operating results were immaterial.


   In January 1997, the Company issued 3.1 million shares of its common stock for all of the outstanding capital stock of Knowledge Adventure, Inc. ("KA"). KA develops and markets children's education computer software. Davidson, Sierra and KA (collectively, the "Software Acquisitions") substantially comprise the Company's wholly-owned subsidiary, Cendant Software Corporation ("Cendant Software"). The Software Acquisitions were accounted for as poolings of interest and therefore, all prior periods have been restated to include the operations of Davidson, Sierra and KA for all periods prior to their respective mergers.


   Divestitures. On August 12, 1998, the Company announced that its Executive Committee of the Board of Directors committed to discontinue the Company's classified advertising and consumer software businesses by disposing of Hebdo Mag and Cendant Software, respectively. The Company has since entered into a definitive agreement to sell Hebdo Mag to its former 50% owners for
   7.1 million shares of Company common stock and approximately $410 million in cash. The transaction is subject to certain conditions, including regulatory approval and financing by the purchaser. In addition, the Company has engaged investment bankers to analyze various strategic alternatives in regard to the disposition of Cendant Software within one year of the measurement date.


     Summarized financial data of discontinued operations are as follows:


  STATEMENT OF OPERATIONS DATA:




                                                                            SOFTWARE
                                                           ------------------------------------------
                                                                    YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               1997           1996           1995
  (IN MILLIONS)                                            ------------   ------------   ------------
     Net revenues                                            $  433.7      $   384.5      $   308.4
                                                             --------      ---------      ---------
     Income (loss) from operations before income taxes           (5.9)          42.0           33.9
     Provision for income taxes                                   2.4           27.3           13.6
                                                             --------      ---------      ---------
     Net income (loss)                                      $    (8.3)     $    14.7      $    20.3
                                                            =========      =========      =========

                                                                  CLASSIFIED ADVERTISING
                                                          ---------------------------------------
                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                              1997          1996          1995
  (IN MILLIONS)                                           -----------   -----------   -----------
     Net revenues                                           $ 208.5      $  126.4      $  102.2
                                                            -------      --------      --------
     Income (loss) from operations before income taxes
      and extraordinary loss                                   (4.5)          3.7           4.2
     Provision for (benefit from) income taxes                 (1.2)          1.7           1.8
     Extraordinary loss from early extinguishment of
      debt, net of a $4.9 million tax benefit                 (15.2)           --            --
                                                            -------      --------      --------
     Net income (loss)                                     $  (18.5)     $    2.0      $    2.4
                                                           ========      ========      ========

     BALANCE SHEET DATA:


                                                        SOFTWARE               CLASSIFIED ADVERTISING
                                               ---------------------------   --------------------------
                                                     AT DECEMBER 31,              AT DECEMBER 31,
                                               ---------------------------   --------------------------
                                                   1997           1996           1997          1996
  (IN MILLIONS)                                ------------   ------------   -----------   ------------
     Current assets                             $   209.1      $   162.0      $   58.6      $    50.0
     Goodwill                                        42.2           10.7         181.5          181.3
     Other assets                                    49.2           42.4          33.2           42.0
     Total liabilities                              127.0          114.2         173.5          254.1
                                                ---------      ---------      --------      ---------
     Net assets of discontinued operations      $   173.5      $   100.9      $   99.8      $    19.2
                                                =========      =========      ========      =========

7. MERGER-RELATED COSTS AND OTHER UNUSUAL CHARGES

   1997 POOLING

   In 1997, the Company incurred merger-related costs and other unusual charges ("Unusual Charges") of $738.0 million of which $704.1 million ($504.7 million after tax or $.58 per diluted share) was related to continuing operations and $33.9 million was associated with businesses which are discontinued. Charges incurred during the fourth quarter of 1997 of $454.9 million were substantially associated with and/or coincident to the Cendant Merger and the merger with Hebdo Mag (collectively, the "Fourth Quarter 1997 Charge"). Unusual Charges of $283.1 million, comprised of $295.4 million of charges incurred in the second quarter of 1997, reduced by $12.3 million for changes in estimates recorded in the fourth quarter of 1997, were substantially associated with the PHH Merger (the "Second Quarter 1997 Charge"). The collective Unusual Charges recorded during 1997 related to the aforementioned mergers and the reduction of related liabilities is summarized below by category of expenditure and by charge as follows:

                                                  ADJUSTMENTS
                                       ORIGINAL     DUE TO                                       LIABILITIES AT
                                        UNUSUAL    CHANGE IN    UNUSUAL      CASH                 DECEMBER 31,
                                        CHARGES    ESTIMATES    CHARGES    PAYMENTS   NON-CASH        1997
(IN MILLIONS)                         ---------- ------------ ----------- ---------- ---------- ---------------
   Professional fees                   $  121.3    $   2.0     $  123.3    $  72.6    $    --      $  50.7
   Personnel related                      324.9       (0.1)       324.8      111.3       45.0        168.5
   Business terminations                  133.9         --        133.9       46.0       84.0          3.9
   Facility related and other             170.2      (14.2)       156.0       72.5       33.1         50.4
                                       --------    --------    --------    -------    -------      -------
   Total Unusual Charges               $  750.3    ($ 12.3)    $  738.0    $ 302.4    $ 162.1      $ 273.5
   Reclassification for discontinued
     operations                           (33.9)        --        (33.9)      (8.0)     (25.9)          --
                                       --------    --------    --------    -------    -------      -------
   Total Unusual Charges related
     to continuing operations          $  716.4    ($ 12.3)    $  704.1    $ 294.4    $ 136.2      $ 273.5
                                       ========    ========    ========    =======    =======      =======

                                                      ADJUSTMENTS
                                         ORIGINAL       DUE TO                                               LIABILITIES AT
                                          UNUSUAL      CHANGE IN      UNUSUAL        CASH                     DECEMBER 31,
                                          CHARGES      ESTIMATES      CHARGES      PAYMENTS     NON-CASH          1997
(IN MILLIONS)                           ----------   ------------   -----------   ----------   ----------   ---------------
   Fourth Quarter 1997 Charge            $  454.9      $    --       $  454.9      $  152.2     $  105.3       $  197.4
   Second Quarter 1997 Charge               295.4        (12.3)         283.1         150.2         56.8           76.1
                                         --------      -------       --------      --------     --------       --------
   Total Unusual Charges                 $  750.3     ($  12.3)         738.0      $  302.4     $  162.1       $  273.5
   Reclassification for discontinued
     operations                             (33.9)          --          (33.9)         (8.0)       (25.9)            --
                                         --------      -------       --------      --------     --------       --------
   Total Unusual Charges related
     to continuing operations            $  716.4     ($  12.3)      $  704.1      $  294.4     $  136.2       $  273.5
                                         ========      =======       ========      ========     ========       ========

   FOURTH QUARTER 1997 CHARGE

   The Company incurred Unusual Charges in the fourth quarter 1997 totaling $454.9 million substantially associated with the Cendant and Hebdo Mag mergers. In addition to $170.0 million of professional fees and executive compensation expense incurred directly as a result of the mergers, the Company incurred $284.9 million of costs resulting from reorganization plans formulated prior to and implemented as a result of the merger.

   The Company determined to streamline its corporate organization functions and eliminate several office locations in overlapping markets. Management initiated a plan in 1997 to consolidate European call centers in Cork, Ireland in 1998 and upgrade the quality standards of its hotel franchise businesses, which resulted in planned terminations of franchise properties commencing in January 1998. In December 1997, the Company irrevocably contributed $70.0 million to independent technology trusts which made technology investments for the direct benefit of hotel and real estate franchisees. Management also approved a plan to terminate a contract, which may restrict the Company from maximizing opportunities afforded by the merger of HFS and CUC.

   Following is a description of costs by type of expenditure and reduction of corresponding liabilities through December 31, 1997.

   Unusual Charges include $93.0 million of estimated professional fees primarily consisting of investment banking, legal and accounting fees incurred in connection with the mergers. Approximately $43.4 million of invoices were paid in the fourth quarter of 1997 leaving a $49.6 million balance to be paid in 1998. The Company also incurred $170.7 million of personnel related costs including $73.3 million of retirement and employee benefit plan costs, $23.7 million of restricted stock compensation, $61.4 million of severance resulting from consolidations of corporate functions and nine European call centers and $12.3 million other personnel related costs. Total employees to be terminated, including seven corporate employees, approximated 474 with limited terminations in 1997. The $170.7 million of personnel related liabilities were reduced in 1997 by $35.2 million of non-cash reductions primarily including $23.7 and $9.5 million of costs associated with restricted stock and stock option compensation, respectively and $8.9 million of personnel related payments. Approximately $45.3 million of retirement plan costs were paid in January 1998. Unusual Charges include $78.3 million of business termination costs which consists of a $48.3 million impairment of hotel franchise agreement assets associated with a quality upgrade program and $30.0 million of contract termination costs. Of the $78.3 million of business termination liabilities, $30.0 million was paid in December 1997 and $48.3 million of non-cash reductions of intangible assets were recorded. Facility related and other unusual charges of $112.9 million include $70.0 million of irrevocable contributions to independent technology trusts for the direct benefit of lodging and real estate franchisees, $16.4 million of building lease termination costs and a $22.0 million reduction in intangible assets associated with the Company's wholesale annuity business for which impairment was determined in accordance with SFAS No-121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the fourth quarter of 1997. Approximately $70.0 million was paid for these obligations in December 1997 and the remaining obligations are anticipated to be paid over the earlier of lease buy-out or lease term.

   SECOND QUARTER 1997 CHARGE


   The Company incurred $295.4 million of Unusual Charges in the second quarter of 1997 primarily associated with the PHH Merger. During the fourth quarter, as a result of changes in estimates, the Company adjusted certain merger-related liabilities which resulted in a $12.3 million credit to Unusual Charges. In addition to $125.8 million of professional fees and executive compensation expenses incurred directly as a result of the merger, the Company incurred $157.3 million of expenses resulting from reorganization plans formulated prior to and implemented as of the merger date. The merger afforded the combined Company an opportunity to rationalize its combined corporate, real estate and travel segment businesses, and corresponding support and service functions to gain organizational efficiencies and maximize profits. Such initiatives included 500 job reductions including the virtual elimination of all PHH Corporate functions and facilities in Hunt Valley, Maryland. Management initiated a plan just prior to the merger to close hotel reservation call centers, combine travel agency operations and continue the downsizing of fleet operations by reducing headcount and eliminating unprofitable products. With respect to the real estate segment, management initiated plans to integrate its relocation, franchise and mortgage origination businesses to capture additional revenue through the referral of one business unit's customers to another. Management also formalized a plan to centralize the management and headquarters functions of the world's largest, second largest and other company owned corporate relocation business unit subsidiaries. The real estate segment initiatives resulted in approximately 380 planned job reductions, write-offs of abandoned systems and leasehold assets commencing in the second quarter 1997.


   Following is a description of costs by type of expenditure and reduction of corresponding liabilities through December 31, 1997:


   Unusual Charges include $154.1 million of personnel related costs associated with employee reductions necessitated by the planned and announced consolidation of the Company's several corporate relocation service businesses worldwide as well as the consolidation of corporate activities. Personnel related charges also include termination benefits such as severance, medical and other benefits. Personnel related charges also include retirement benefits pursuant to pre-existing contracts resulting from a change in control. Several grantor trusts were established and funded by the Company in November 1996 to pay such benefits in accordance with the terms of the PHH merger agreement. The Company's restructuring plan resulted in the termination of approximately 560 employees (principally corporate employees located in North America), of which approximately 364 were terminated by December 31, 1997. Approximately $102.4 million of personnel related costs were paid in 1997 and $9.8 million of non-cash stock compensation was recognized. Unusual Charges also include professional fees of $30.3 million of which $29.2 million was paid in 1997 and is primarily comprised of investment banking, accounting and legal fees incurred in connection with the PHH Merger. Unusual Charges also include business termination charges of $55.6 million, which are comprised of $38.8 million of costs to exit certain activities primarily within the Company's fleet management business, a $7.3 million termination fee associated with a joint venture that competed with PHH Mortgage Services business and $9.6 million of costs to terminate a marketing agreement with a third party in order to replace the function with internal resources. In connection with the business termination charges, approximately $16.0 million was paid in 1997 and $35.7 million of assets associated with discontinued activities were written off. Facility related and other charges totaling $43.1 million include costs associated with contract and lease terminations, asset disposals and other charges incurred in connection with the consolidation and closure of excess office space. Approximately $2.6 million was paid and $11.3 million of assets were written off in 1997. The remaining facility related obligations will be paid or are otherwise anticipated to be extinguished in 1998.


   The Company had substantially completed the aforementioned restructuring activities by the second quarter of 1998. The $76.1 million of liabilities remaining at December 31, 1997 primarily consist of $41.9 million of severance and benefit plan payments and $29.2 million related to contract, leasehold and lease termination obligations.

   1996 POOLINGS

   1996 UNUSUAL CHARGE

   In connection with and coincident to the Ideon merger in August 1996 and the Davidson and Sierra mergers in July 1996, the Company incurred Unusual Charges of approximately $134.3 million in 1996, of which $109.4 million ($70.0 million, after tax or $.09 per diluted share) was related to continuing operations (substantially Ideon) and $24.9 million was associated with businesses that are discontinued (Davidson and Sierra). The collective Unusual Charges recorded during 1996 related to the aforementioned mergers and the utilization of such liabilities is summarized below by category of expenditure as follows:




                                        ORIGINAL                               LIABILITIES AT
                                         UNUSUAL       CASH                     DECEMBER 31,
                                         CHARGES     PAYMENTS     NON-CASH          1997
(IN MILLIONS)                          ----------   ----------   ----------   ---------------
   Professional fees ...............    $  27.5      $ (27.5)      $   --          $  --
   Personnel related ...............        7.5         (7.5)          --             --
   Facility related ................       12.4          (.7)        (9.7)           2.0
   Litigation related ..............       80.4        (14.4)          --           66.0
   Other ...........................        6.5         (6.2)          --             .3
                                        -------      -------       ------          -----
   Total Unusual Charges ...........      134.3        (56.3)        (9.7)          68.3
   Reclassification for discontinued
    operations .....................      (24.9)        24.9           --             --
                                        -------      -------       ------          -----
   Total Unusual Charges related to
    continuing operations ..........    $ 109.4      $ (31.4)      $ (9.7)        $ 68.3
                                        =======      =======       ======         ======

   Costs associated with the Davidson and Sierra mergers were comprised primarily of professional fees incurred in connection with the transactions. Costs associated with the Company's merger with Ideon (the "Ideon Merger") were non-recurring and included transaction and exit costs as well as a provision relating to certain litigation matters giving consideration to the Company's intended approach to these matters. In determining the amount of the provision related to these outstanding litigation matters, the Company estimated the cost of settling these litigation matters. In estimating such cost, the Company considered potential liabilities related to these matters and the estimated cost of prosecuting and defending them (including out-of-pocket costs, such as attorneys' fees, and the cost to the Company of having its management involved in such litigation matters). The Company has since settled all outstanding litigation matters. The remaining $66.0 million of litigation related liabilities at December 31, 1997 consists of a present value of $47.9 million representing settlement payments to be made in annual installments to Peter Halmos, the co-founder of SafeCard Services Incorporated ("SafeCard") (see Note 17 -- Commitments and Contingencies -- Ideon Settlement) and $18.1 million of settlements related to certain other class action lawsuits which were paid in the first quarter of 1998. The $2.0 million of facility-related liabilities remaining at December 31, 1997 are for lease termination payments. The Company considered litigation-related costs and liabilities, as well as exit costs and transaction costs, in determining the agreed upon exchange ratio in respect to the Ideon Merger.

   In determining the amount of the provision related to the Company's consolidation efforts, the Company estimated the significant severance costs to be accrued upon the consummation of the Ideon Merger and costs relating to the expected obligations for certain third-party contracts (e.g., existing leases and vendor agreements) to which Ideon is a party and which are neither terminable at will nor automatically terminate upon a change-in-control of Ideon. As a result of the Ideon Merger, 120 employees were terminated. The Company incurred significant exit costs because Ideon's credit card registration and enhancement services are substantially similar to the Company's credit card registration and enhancement services. All of the business activities related to the operations performed by Ideon's Jacksonville, Florida office were transferred to the Company's Comp-U-Card Division in Stamford, Connecticut upon the consummation of the Ideon Merger.

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

   PURCHASE BUSINESS COMBINATION LIABILITIES
   In connection with the acquisitions of Century 21, Coldwell Banker, RCI and certain other acquisitions, related business plans were developed to restructure each of the respective companies. The restructuring plans were finalized within one year of each respective acquisition based upon management's assessments of actions to be taken to complete the plans. Acquisition liabilities recorded in connection with such business plans and any subsequent adjustments thereto have been included in the respective purchase price allocations of each acquired company. Acquisition liabilities include costs associated with restructuring activities such as planned involuntary termination and relocation of employees, the consolidation and closing of certain facilities and the elimination of duplicative operating and overhead activities.

   Acquisition liabilities recorded in connection with the Company's acquisitions accounted for under the purchase method of accounting and the employees to be terminated in connection with the respective restructuring plans are summarized as follows:


                                        COLDWELL
                           CENTURY 21    BANKER      RCI      OTHER
(Dollars in millions)     ------------ --------- ---------- ---------
   Personnel related        $  12.6     $  5.8    $  14.6   $   6.5
   Facility related            16.5        0.1       12.4       3.1
   Other costs                  1.0        3.8        1.7       1.4
                            -------     ------    -------   -------
   Total                    $  30.1     $  9.7    $  28.7   $  11.0
                            =======     ======    =======   =======
   Terminated employees         319         87        252       275
                            =======     ======    =======   =======


   Personnel related charges include termination benefits such as severance, wage continuation, medical and other benefits. Facility related costs include contract and lease terminations, temporary storage and relocation costs associated with assets to be disposed of, and other charges incurred in the consolidation and closure of excess space.

   Payments charged against the acquisition liabilities are as follows:




                              COLDWELL
                 CENTURY 21    BANKER      RCI      OTHER
(In millions)   ------------ --------- ---------- ---------
  1997            $   1.5     $  1.8    $  18.8   $   2.5
  1996               11.3        3.9        0.5       7.7
  1995               14.3         --         --        --
                  -------     ------    -------   -------
                  $  27.1     $  5.7    $  19.3   $  10.2
                  =======     ======    =======   =======


   The Company's business plans to restructure the aforementioned acquisitions have been fully executed. Acquisition liabilities of $17.2 million remaining at December 31, 1997 pertain primarily to contractual obligations that existed at the respective acquisition dates, contract terminations and future lease commitments.

8. OTHER INTANGIBLES -- NET

   Other intangibles -- net consisted of:




                                                                YEAR ENDED
                                                               DECEMBER 31,
                                      BENEFIT PERIODS   --------------------------
                                         IN YEARS           1997           1996
(In millions)                        ----------------   ------------   -----------
   Avis trademarks                                40      $  402.0      $  400.0
   Other trademarks                               40         262.9            --
   Customer lists                           6.5 - 10         116.8         114.0
   Reservation systems                            10          95.0          95.0
   Other                                      2 - 16         123.6          89.0
                                                          --------      --------
                                                           1,000.3         698.0
   Less accumulated amortization                             102.8          63.5
                                                          --------      --------
   Other intangibles -- net                               $  897.5      $  634.5
                                                          ========      ========

   Other intangibles are recorded at their estimated fair values at the dates acquired and are amortized on a straight-line basis over the periods to be benefited.

9. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

   Accounts payable and other current liabilities consisted of:




                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                      -----------------------------
                                                           1997            1996
(In millions)                                         -------------   -------------
   Accounts payable                                    $    479.5      $    473.0
   Short-term debt                                             --           250.9
   Merger and acquisition obligations                       359.0           147.4
   Accrued payroll and related                              187.3           159.4
   Advances from relocation clients                          57.2            78.8
   Other                                                    409.4           493.4
                                                       ----------      ----------
   Accounts payable and other current liabilities      $  1,492.4      $  1,602.9
                                                       ==========      ==========


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

10. NET INVESTMENT IN LEASES AND LEASED VEHICLES

   Net investment in leases and leased vehicles consisted of:



                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                    -----------------------------
                                                         1997            1996
(In millions)                                       -------------   -------------
   Vehicles under open-end operating leases          $  2,640.1      $  2,617.3
   Vehicles under closed-end operating leases             577.2           443.9
   Direct financing leases                                440.8           356.7
   Accrued interest on leases                               1.0              .8
                                                     ----------      ----------
   Net investment in leases and leased vehicles      $  3,659.1      $  3,418.7
                                                     ==========      ==========


   The Company records the cost of leased vehicles as a "net investment in leases and leased vehicles". The vehicles are leased primarily to corporate fleet users for initial periods of twelve months or more under either operating or direct financing lease agreements. Vehicles under operating leases are amortized using the straight-line method over the expected lease term. The Company's experience indicates that the full term of the leases may vary considerably due to extensions beyond the minimum lease term. Lessee repayments of investments in leases and leased vehicles were $1.6 billion in both 1997 and 1996, and the ratio of such repayments to the average net investment in leases and leased vehicles was 46.80% and 47.19%, in 1997 and 1996, respectively.

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

   Gross leasing revenues, which are reflected in fleet leasing on the consolidated statements of income consist of:






                                                              YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                        1997            1996            1995
(In millions)                                      -------------   -------------   -------------
   Operating leases                                 $  1,222.9      $  1,145.8      $  1,098.7
   Direct financing leases, primarily interest            41.8            43.3            42.4
                                                    ----------      ----------      ----------
                                                    $  1,264.7      $  1,189.1      $  1,141.1
                                                    ==========      ==========      ==========


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


11. MORTGAGE LOANS HELD FOR SALE

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

12. MORTGAGE SERVICING RIGHTS

   Capitalized mortgage servicing rights activity was as follows:




                                                     MORTGAGE
                                                    SERVICING     IMPAIRMENT
                                                      RIGHTS      ALLOWANCE       TOTAL
(In millions)                                      -----------   -----------   ----------
   BALANCE, JANUARY 1, 1995                         $   97.2       $    --     $   97.2
     Additions                                         130.1            --        130.1
     Amortization                                      (28.6)           --        (28.6)
     Write-down/provision                               (1.6)         (1.4)        (3.0)
     Sales                                              (4.3)           --         (4.3)
                                                    --------       -------     --------
   BALANCE, DECEMBER 31, 1995                          192.8          (1.4)       191.4
   Less: PHH activity for January
     1996 to reflect change in PHH fiscal year         (14.0)           .2        (13.8)
     Additions                                         164.4            --        164.4
     Amortization                                      (51.8)           --        (51.8)
     Write-down/provision                                 --            .6           .6
     Sales                                              (1.9)           --         (1.9)
                                                    --------       --------    --------
   BALANCE, DECEMBER 31, 1996                          289.5           (.6)       288.9
     Additions                                         270.4            --        270.4
     Amortization                                      (95.6)           --        (95.6)
     Write-down/provision                                 --          (4.1)        (4.1)
     Sales                                             (33.1)           --        (33.1)
     Other                                             (53.5)           --        (53.5)
                                                    --------       --------    --------
   BALANCE, DECEMBER 31, 1997                       $  377.7      $   (4.7)    $  373.0
                                                    ========      =========    ========

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

13. LONG-TERM DEBT

   Long-term debt consisted of:




                                                DECEMBER 31,
                                         ---------------------------
                                              1997           1996
(In millions)                            -------------   -----------
   Revolving Credit Facilities            $    276.0      $  205.0
   5 7/8% Senior Notes                         149.9         149.8
   4 1/2% Convertible Senior Notes                --         146.7
   4 3/4% Convertible Senior Notes             240.0         240.0
   3% Convertible Subordinated Notes           543.2            --
   Other                                        39.2          42.3
                                          ----------      --------
                                             1,248.3         783.8
   Less current portion                          2.3           3.0
                                          ----------      --------
   Long-term debt                         $  1,246.0      $  780.8
                                          ==========      ========


   CREDIT FACILITIES
   At December 31, 1997, the Company's primary credit facility, as amended, consisted of (i) a $750.0 million, five year unsecured revolving credit facility (the "Five Year Revolving Credit Facility") and (ii) a $1.25 billion, 364 day unsecured revolving credit facility (the "364 Day Revolving Credit Facility" and collectively with the Five Year Revolving Credit Facility, (the "Revolving Credit Facilities"). The 364-Day Revolving Credit Facility will mature on October 31, 1998 but may be renewed on an annual basis for an additional 364 days upon receiving lender approval. The Five Year Revolving Credit Facility will mature on October 1, 2001. Borrowings under the Revolving Credit Facilities, at the option of the Company, bear interest based on competitive bids of lenders participating in the facilities, at prime rates or at LIBOR, plus a margin of approximately 22 basis points. The Company is required to pay a per annum facility fee of .08% and .06% of the average daily availability of the Five Year Revolving Credit Facility and 364 Day Revolving Credit Facility, respectively. The interest rates and facility fees are subject to change based upon credit ratings on the Company's senior unsecured long-term debt by nationally recognized debt rating agencies. The Revolving Credit Facilities contain certain restrictive covenants including restrictions on indebted-ness, mergers, liquidations and sale and leaseback transactions and requires the maintenance of certain financial ratios, including a 3:1 minimum interest coverage ratio and a 3.5:1 maximum coverage ratio, as defined. Amounts outstanding under all revolving credit facilities as of December 31, 1997 are classified as long-term, based on the Company's intent and ability to maintain these loans on a long-term basis.

   5 7/8% SENIOR NOTES
   The 5 7/8% Senior Notes due December 15, 1998 have been classified as long-term based upon the Company's intent and ability to refinance such indebtedness on a long-term basis. (See Note 26 -- "Subsequent
   Events--Financing Transactions").

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

   4 3/4% CONVERTIBLE SENIOR NOTES
   In February 1996, the Company completed a public offering of $240 million unsecured 4 3/4% Convertible Senior Notes (the "4 3/4% Notes") due 2003, which are convertible at the option of the holder at any time prior to maturity into 36.030 shares of Company common stock per $1,000 principal amount of the 4 3/4% Notes, representing a conversion price of $27.76 per share. The 4 3/4% Notes were redeemable at the option of the Company, in whole or in part, at any time on or after March 3, 1998 at redemption prices decreasing from 103.393% of principal at March 3, 1998 to 100% of principal at March 3, 2003. However, on or after March 3, 1998 and prior to March 3, 2000, the 4 3/4% Notes were not redeemable at the option of the Company unless the closing price of the Company's common stock had exceeded $38.86 per share (subject to adjustment upon the occurrence of certain events) for 20 trading days within a period of 30 consecutive trading days ending within five days prior to notice of redemption. The 4 3/4% Notes were redeemed on May 4, 1998 and have been classified as long-term based on the Company's intent and ability to refinance the 4 3/4% Notes on a long-term basis. (See Note 26 -- "Subsequent Events--Financing Transactions").

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

   DEBT MATURITIES
   Aggregate maturities of debt for each of the next five years commencing in 1998 are as follows:

     (In millions)

                         AMOUNT
   YEAR              -------------
  1998                $      2.3
  1999                       4.1
  2000                       1.0
  2001                        --
  2002                     543.2
  Thereafter               697.7
                      ----------
  Total               $  1,248.3
                      ==========

14. LIABILITIES UNDER MANAGEMENT AND MORTGAGE PROGRAMS


   Borrowings to fund assets under management and mortgage programs consisted of:




                                                                  DECEMBER 31,
                                                          -----------------------------
                                                               1997            1996
(In millions)                                             -------------   -------------
   Commercial paper                                        $  2,577.5      $  3,090.8
   Medium-term notes                                          2,747.8         1,662.2
   Other                                                        277.3           336.9
                                                           ----------      ----------
   Liabilities under management and mortgage programs      $  5,602.6      $  5,089.9
                                                           ==========      ==========


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


   To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed facilities aggregate 80 percent of the average amount of outstanding commercial paper. As of December 31, 1997, the Company maintained a $2.5 billion committed and unsecured credit facility which was backed by a consortium of domestic and foreign banks. The facility was comprised of a $1.25 billion credit line maturing in 364 days and a five year $1.25 billion credit line maturing in the year 2002. Under such credit facility, the Company paid annual commitment fees of $1.7 million, $2.4 million and $2.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, the Company has other uncommitted lines of credit with various banks of which $180.7 million was unused at December 31, 1997. The full amount of the Company's committed facility was undrawn and available at December 31, 1997 and 1996.

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




(In millions)       ASSETS UNDER MANAGEMENT     LIABILITIES UNDER MANAGEMENT
YEARS                AND MORTGAGE PROGRAMS       AND MORTGAGE PROGRAMS (1)
----------------   -------------------------   -----------------------------
  1998                    $  3,321.3                    $  2,746.6
  1999                       1,855.2                       1,702.6
  2000                         838.6                         766.3
  2001                         272.8                         245.8
  2002                          92.9                          84.4
  2003-2007                     62.9                          56.9
                          ----------                    ----------
                          $  6,443.7                    $  5,602.6
                          ==========                    ==========

     ------------
   (1) The projected repayments of liabilities under management and mortgage programs are different than required by contractual maturities.



15. DERIVATIVE FINANCIAL INSTRUMENTS


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

   The following table summarizes the maturity and weighted average rates of the Company's interest rate swaps related to liabilities under management and mortgage programs at December 31, 1997:


                                                                         MATURITIES
(Dollars in millions)                 ---------------------------------------------------------------------------------
                                          TOTAL          1998         1999       2000       2001       2002      2003
                                      ------------- ------------- ----------- ---------- ---------- --------- ---------
    UNITED STATES
     Commercial Paper:
       Pay fixed/receive floating:
       Notional value                  $    355.7    $    184.3    $  110.1    $   40.6   $  11.8    $  3.4    $  5.5
       Weighted average receive rate                       5.68%       5.68%       5.68%     5.68%     5.68%     5.68%
       Weighted average pay rate                           6.25%       6.29%       6.19%     6.28%     6.40%     6.61%

-----------------------------------------------------------------------------------------------------------------------

    Medium-Term Notes:
       Pay floating/receive fixed:
       Notional value                       586.0         500.0                    86.0
       Weighted average receive rate                       6.12%                   6.71%
       Weighted average pay rate                           5.89%                   5.89%

       Pay floating/receive floating:
       Notional value                       965.0         965.0
       Weighted average receive rate                       5.76%
       Weighted average pay rate                           5.70%

-----------------------------------------------------------------------------------------------------------------------

    CANADA
       Commercial Paper:
       Pay fixed/receive floating:
        Notional value                       54.8          29.6        18.4         5.9        .9
       Weighted average receive rate                       4.53%       4.53%       4.53%     4.53%
       Weighted average pay rate                           5.36%       5.12%       4.89%     4.93%

       Pay floating/receive floating:
       Notional value                        59.8          31.2        16.7         6.5       5.1        .3
       Weighted average receive rate                       5.88%       5.88%       5.88%     5.88%     5.88%
       Weighted average pay rate                           4.91%       4.91%       4.91%     4.91%     4.91%

       Pay floating/receive fixed:
       Notional value                        28.3          28.3
       Weighted average receive rate                       3.68%
       Weighted average pay rate                           4.53%
    UK
      Commercial Paper:
      Pay floating/receive fixed:
       Notional value                       491.4         174.6       167.5       113.9      35.4
      Weighted average receive rate                        7.22%       7.15%       7.24%     7.28%
      Weighted average pay rate                            7.69%       7.69%       7.69%     7.69%

-----------------------------------------------------------------------------------------------------------------------

    GERMANY
       Commercial Paper:
       Pay fixed/receive fixed:
        Notional value                        9.1           2.5        (5.6)        3.1       9.1
       Weighted average receive rate                       3.76%       3.76%       3.76%     3.76%
       Weighted average pay rate                           5.34%       5.34%       5.34%     5.34%
                                       ----------   -----------   ---------   ---------  --------   -------   -------
     Total                             $  2,550.1    $  1,915.5    $  307.1    $  256.0   $  62.3    $  3.7    $  5.5
                                       ==========   ===========   =========   =========  ========   =======   =======

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


16. FAIR VALUE OF FINANCIAL INSTRUMENTS AND SERVICING RIGHTS


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


   The carrying amounts and fair values of the Company's financial instruments at December 31, are as follows:



                                                        1997                                           1996
                                     -------------------------------------------   --------------------------------------------
                                      NOTIONAL/                       ESTIMATED     NOTIONAL/                        ESTIMATED
                                       CONTRACT        CARRYING          FAIR        CONTRACT        CARRYING          FAIR
                                        AMOUNT          AMOUNT          VALUE         AMOUNT          AMOUNT           VALUE
(In millions)                        -----------   ---------------   -----------   -----------   ---------------   ------------
   ASSETS
    Marketable securities:
     Debt securities                  $     --     $     21.7 (a)     $    21.7     $      --    $     69.4 (a)     $    69.4
     Equity securities                      --              --               --            --           22.5             22.5
    Investment in mortgage
     related securities                     --            48.0             48.0            --             --               --
---------------------------------------------------------------------------------------------------------------------------------
   ASSETS UNDER MANAGEMENT
    AND MORTGAGE PROGRAMS
     Relocation receivables                 --           775.3            775.3            --          773.3            773.3
     Mortgage loans held for
       sale                                 --         1,636.3          1,668.1            --        1,248.3          1,248.3
     Mortgage servicing rights              --           373.0            394.6            --          288.9            324.1
---------------------------------------------------------------------------------------------------------------------------------
   OFF BALANCE SHEET DERIVATIVES
   RELATING TO LONG-TERM DEBT
     Foreign exchange
       forwards                             5.5             --               --            --             --               --
---------------------------------------------------------------------------------------------------------------------------------
   LIABILITIES UNDER MANAGEMENT
   AND MORTGAGE PROGRAMS
     Debt                                   --         5,602.6          5,604.2            --        5,089.9          5,089.9
---------------------------------------------------------------------------------------------------------------------------------
   OFF BALANCE SHEET DERIVATIVES
   RELATING TO LIABILITIES UNDER
   MANAGEMENT AND MORTGAGE
   PROGRAMS
     Interest rate swaps                2,550.1             --               --        1,670.2            --               --
     In a gain position                     --              --              5.6            --             --              2.5
     In a loss position                     --              --             (3.9)           --             --            (10.7)
     Foreign exchange
       forwards                           415.5             --              2.5          329.1            --             10.0
---------------------------------------------------------------------------------------------------------------------------------
   MORTGAGE-RELATED POSITIONS
    Forward delivery
     commitments (b)                    2,582.5           19.4            (16.2)       1,703.5          11.4              7.4
    Option contracts to sell (b)          290.0             .5               --          265.0           1.0               .7
    Option contracts to buy (b)           705.0            1.1              4.4          350.0           1.3              (.5)
    Treasury options used to
     hedge
     servicing rights (c)                 331.5            4.8              4.8          313.9           1.3               .3
    Constant maturity treasury
     floors (c)                           825.0           12.5             17.1            --             --               --
    Interest rate swaps (c)               175.0            1.3              1.3            --             --               --

  ------------
  (a) All debt securities mature within one year and are classified as other current assets in the consolidated balance sheets.

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

17. COMMITMENTS AND CONTINGENCIES

   LEASES
   The Company has noncancelable operating leases covering various facilities and equipment, which expire through the year 2004. Rental expense for the years ended December 31, 1997, 1996 and 1995 was $91.3 million, $75.3 million and $62.5 million respectively. The Company has been granted rent abatements for varying periods on certain of its facilities. Deferred rent relating to those abatements is being amortized on a straight-line basis over the applicable lease terms. Commitments under capital leases are not significant.

   Future minimum lease payments required under noncancelable operating leases as of December 31, 1997 are as follows:

   (In millions)


YEAR                                      AMOUNT
-------------------------------------   ----------
       1998                              $  70.3
       1999                                 64.4
       2000                                 55.3
       2001                                 41.2
       2002                                 29.5
       Thereafter                           78.2
                                         -------
       Total minimum lease payments      $ 338.9
                                         =======

   LITIGATION

   Company Investigation and Litigation

   On April 15, 1998, as a result of the discovery of accounting irregularities in former CUC business units and the investigation of the Audit Committee of the Company's Board of Directors into such matters, the Company has restated its previously reported financial results for 1997, 1996 and 1995.

   Since the Company's announcement of the discovery of such accounting irregularities on April 15, 1998, and prior to the date hereof, seventy-one purported class action lawsuits and one individual lawsuit have been filed against the Company, and certain current and former officers and directors of the Company and HFS, asserting various claims under the federal securities laws (the "Federal Securities Actions"). Some of the actions also name as defendants Merrill Lynch & Co. and, in one case, Chase Securities, Inc., underwriters for the Company's PRIDES securities offering; two others also name Ernst & Young LLP, the Company's former independent accountants. Sixty-four of the Federal Securities Actions were filed in the United States District Court for the District of New Jersey, six were filed in the United States District Court for the District of Connecticut (including the individual action), one was filed in the United States District Court for the Eastern District of Pennsylvania, and one was filed in New Jersey Superior Court. The Federal Securities Actions filed in the District of Connecticut and Eastern District of Pennsylvania have been transferred to the District of New Jersey. On June 10, 1998, the Company moved to dismiss or stay the Federal Securities Actions filed in New Jersey Superior Court on the ground that, among other things, it is duplicative of the actions filed in federal courts. The court granted that motion on August 7, 1998, without prejudice to the plaintiff's right to re-file the case in the District of New Jersey.

   Certain of these Federal Securities Actions purport to be brought on behalf of purchasers of the Company's common stock and/or options on common stock during various periods, most frequently beginning May 28, 1997 and ending April 15, 1998 (although the alleged class periods begin as early as March 21, 1995 and end as late as July 15, 1998). Others claim to be brought on behalf of persons who exchanged HFS common stock for the Company's common stock in connection with the Merger. Some plaintiffs purport to represent both of these types of investors. In addition, eight actions pending in the District of New Jersey purport to be brought, either in their entirety or in part, on behalf of purchasers of the Company's PRIDES securities. The complaints in the Federal Securities Actions allege, among other things, that as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused the prices of the Company's securities to be inflated artificially. The Federal Securities Actions variously allege violations of
   Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, Section 14(a) of the Exchange Act and SEC 14a-9 promulgated thereunder, Section 20(a) of the Exchange Act, and Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the "Securities Act"). Certain actions also allege violations of common law. The individual action also alleges violations of Section 18(a) of the Exchange Act and the Florida securities law. The class action complaints seek damages in unspecified amounts. The individual action seeks damages in the amount of approximately $9 million plus interest and expenses.

   On May 29, 1998, United States Magistrate Judge Joel A. Pisano entered an Order consolidating the 50 Federal Securities Actions that had at that time been filed in the United States District Court for the District of New Jersey, under the caption In re: Cendant Corporation Litigation, Master File No. 98-1664 (WHW). Pursuant to the Order, all related actions subsequently filed in the District of New Jersey are to be consolidated under that caption. United States District Court Judge William H. Walls has selected lead plaintiffs to represent all potential class members in the consolidated action. He has also ordered that applications seeking appointment as lead counsel to represent the lead plaintiffs are to be filed with the Court by September 17, 1998. The selection of lead counsel is pending.

   In addition, on April 27, 1998, a purported shareholder derivative action, Deutch v. Silverman, et al., No. 98-1998 (WHW), was filed in the District of New Jersey against certain of the Company's current and former directors and officers; The Bear Stearns Companies, Inc.; Bear Stearns & Co.; Inc. and, as a nominal party, the Company. The complaint in the Deutch action alleges that certain individual officers and directors of the Company breached their fiduciary duties by selling shares of the Company's stock while in possession of non-public material information concerning the accounting irregularities. The complaint also alleges various other breaches of fiduciary duty, mismanagement, negligence and corporate waste, and seeks damages on behalf of the Company.

   Another action, entitled Corwin v. Silverman, et al., No. 16347-NC, was filed on April 29, 1998 in the Court of Chancery for the State of Delaware. The Corwin action is purportedly brought both derivatively, on behalf of the Company, and as a class action, on behalf of all shareholders of HFS who exchanged their HFS shares for the Company's shares in connection with the Merger. The Corwin action names as defendants HFS and twenty-eight individuals who are and were directors of Cendant and HFS. The complaint in the Corwin action, as amended on July 28, 1998, alleges that HFS and its directors breached their fiduciary duties of loyalty, good faith, care and candor in connection with the Merger, in that they failed to properly investigate the operations and financial statements of the Company before approving the Merger at an allegedly inadequate price. The amended complaint also alleges that the Company's directors breached their fiduciary duties by entering into an employment agreement with Cendant's former Chairman, Walter Forbes, in connection with the Merger that purportedly amounted to corporate waste. The Corwin action seeks, among other things, recission of the Merger and compensation for all losses and damages allegedly suffered in connection therewith.

   The staff of the Securities and Exchange Commission (the "SEC") and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC staff has advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

   In connection with the Merger, certain officers and directors of HFS exchanged their shares of HFS common stock and options exercisable for HFS common stock for shares of the Company's common stock and options exercisable for the Company's common stock, respectively. As a result of the aforementioned accounting irregularities, such officers and directors have advised the Company that they believe they have claims against the Company in connection with such exchange. In addition, certain current and former officers and directors of the Company would consider themselves to be members of any class ultimately certified in the Federal Securities Actions now pending in which the Company is named as a defendent by virtue of their having been HFS stockholders at the time of the Merger.

   While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such proceedings could have a material adverse impact on the financial condition, results of operations and cash flows of the Company.


   Ideon settlement. On June 13, 1997, the Company entered into a settlement agreement (the "Agreement") with Peter Halmos, the co-founder of SafeCard Services, Incorporated ("SafeCard"), which was reorganized in 1995 as Ideon and then acquired by the Company in August 1996. The Agreement, which became effective in July 1997, provided for the settlement of outstanding litigation matters involving Peter Halmos, SafeCard and Ideon. The Agreement called for the dismissal with prejudice of such litigation matters and the payment of $70.5 million to Peter Halmos, over a six-year period comprised of one up-front payment of $13.5 million and six subsequent annual payments of $9.5 million. The Company had previously provided a reserve for this litigation in the charge recorded coincident with the Ideon Merger. (See
   Note 7 -- Merger-Related Costs and Other Unusual Charges -- 1996 Poolings -- Ideon Merger Charge.)


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

   Messrs. Paul A. Kruger, Warren F. Kruger and Lyle Miller (collectively, the "Plaintiffs") have sued the Company and its wholly-owned subsidiary, SafeCard. The complaint alleges that the Company wrongfully controlled, influenced and dominated SafeCard's affairs and that SafeCard, under the direction and control of the Company, wrongfully impeded the Plaintiffs' ability to achieve their contingent payments due under a stock purchase agreement. The complaint contains, in addition to other counts against the Company and SafeCard, one count of tortious interference with contract (against the Company) and one count of intentional interference with economic opportunity (also against the Company). The complaint seeks actual damages in an amount of $22 million. The Plaintiffs are also currently seeking court approval to amend the complaint to claim unspecified punitive damages. The Company and SafeCard have objected to such amendment and are awaiting a court decision with respect thereto.


   Other pending litigation. The Company is subject to certain other legal proceedings and claims arising in the ordinary course of its business. Management does not believe that the outcome of such matters will have a material adverse effect on the Company's financial position, liquidity or operating results.

18. INCOME TAXES

   The income tax provision (benefit) consists of:




                                      FOR THE YEAR ENDED DECEMBER 31,
                                  ---------------------------------------
                                      1997          1996          1995
(In millions)                     -----------   -----------   -----------
   Current
     Federal                       $  155.1      $  101.1      $   38.4
     State                             24.4          13.3          14.4
     Foreign                           28.5          18.1          10.1
                                   --------      --------      --------
                                      208.0         132.5          62.9
                                   --------      --------      --------
   Deferred
     Federal                          (16.8)         70.4          73.7
     State                             (3.4)         16.5           2.7
     Foreign                            3.2            .8           3.9
                                   --------      --------      --------
                                      (17.0)         87.7          80.3
                                   --------      --------      --------
   Provision for income taxes      $  191.0      $  220.2      $  143.2
                                   ========      ========      ========


     Net deferred income tax assets and liabilities are comprised of the following:




                                                                DECEMBER 31,
                                                        -----------------------------
                                                             1997            1996
(In millions)                                           -------------   -------------
   CURRENT NET DEFERRED INCOME TAXES
     Merger and acquisition-related liabilities           $   102.9       $    54.6
     Accrued liabilities and deferred income                  225.8           132.6
     Insurance retention refund                               (19.3)          (13.7)
     Provision for doubtful accounts                            4.0             8.1
     Franchise acquisition costs                               (2.6)           (2.6)
     Deferred membership acquisition costs                      8.6           (40.0)
     Other                                                     (7.5)           (2.1)
                                                          ---------       ---------
   Current net deferred tax asset                         $   311.9       $   136.9
                                                          =========       =========
   NON-CURRENT NET DEFERRED INCOME TAXES
     Depreciation and amortization                       $   (277.1)     $   (169.6)
     Deductible goodwill -- taxable poolings                   44.2              --
     Merger and acquisition-related liabilities                35.0              --
     Accrued liabilities and deferred income                   66.9            46.3
     Acquired net operating loss carryforward                  59.9            85.9
     Other                                                       .2           (25.0)
                                                         ----------      ----------
     Non-current net deferred tax asset (liability)      $    (70.9)     $    (62.4)
                                                         ==========      ==========
   MANAGEMENT AND MORTGAGE PROGRAM DEFERRED INCOME
   TAXES
     Depreciation                                        $   (233.1)     $   (245.1)
     Unamortized mortgage servicing rights                    (74.6)          (51.2)
     Accrued liabilities                                        9.5             1.3
     Alternative minimum tax carryforwards                      2.5            13.1
                                                         ----------      ----------
   Net deferred tax liabilities under management and
    mortgage programs                                    $   (295.7)     $   (281.9)
                                                         ==========      ==========

   The Company has recorded deferred tax assets of $ 44.2 million primarily attributed to the difference in book and tax basis of assets acquired and accounted for using the pooling-of-interests method of accounting. The deferred tax asset recorded in connection with the above acquisitions, resulted in a corresponding $44.2 million increase to shareholders' equity.

   Net operating loss carryforwards at December 31, 1997 acquired in connection with the acquisition of Avis, Inc. expire as follows: 2002, $30.2 million; 2005, $7.2 million; 2009, $17.7 million; and 2010, $116.0 million.


   The Company's effective income tax rate differs from the statutory federal rate as follows:

                                                   FOR THE YEAR ENDING DECEMBER 31,
                                                 ------------------------------------
                                                    1997         1996         1995
                                                 ----------   ----------   ----------
   Federal statutory rate                            35.0%        35.0%        35.0%
   State income taxes net of federal benefit          5.3%         3.6%         3.2%
   Non-deductible merger-related costs               29.1%          --           --
   Amortization of non-deductible goodwill            4.3%         1.5%         1.2%
   Foreign taxes differential                          .3%          .5%          .6%
   Other                                               .3%          .6%          .9%
                                                    -----        -----        -----
   Effective tax rate                                74.3%        41.2%        40.9%
                                                    =====        =====        =====

19. STOCK OPTION PLANS


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

   The table below summarizes the annual activity of Cendant's pooled stock option plans:

                                                       WEIGHTED
                                       OPTIONS       AVG. EXERCISE
                                     OUTSTANDING         PRICE
(Shares in millions)                -------------   --------------
   BALANCE AT DECEMBER 31, 1994           92.7         $  6.20
   Granted                                21.1           10.74
   Canceled                              (2.7)            8.48
   Exercised                            (12.4)            5.39
                                        ------

   BALANCE AT DECEMBER 31, 1995           98.7            7.21
   Granted                                36.1           22.14
   Canceled                              (2.8)           18.48
   Exercised                            (14.0)            5.77
                                        ------

   BALANCE AT DECEMBER 31, 1996          118.0           11.68
   Granted                                78.8           27.94
   Canceled                              (6.4)           27.29
   Exercised                            (14.0)            7.20
   PHH conversion (1)                    (4.4)              --
                                        ------
   BALANCE AT DECEMBER 31, 1997          172.0           18.66
                                        ======

     ----------
  (1) In connection with the PHH Merger, all unexercised PHH stock options were canceled and converted into 1.8 million shares of Company common stock.



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


   Had the Company elected to recognize compensation cost for its stock option plans based on the calculated fair value at the grant dates for awards under such plans, consistent with the method prescribed by SFAS No. 123, net income (loss) per share would have reflected the pro forma amounts indicated below:



                                                    YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------
                                                1997(1)          1996          1995
(In millions, except per share data)     -----------------   -----------   -----------
   Net income (loss):
    as reported                             $   (217.2)       $ 330.0       $ 229.8
    pro forma                                   (663.9)(3)      245.1         201.8
   Net income (loss) per share:
   Basic    as reported                     $     (.27)       $   .44       $   .33
            pro forma (2)                         (.82)(3)        .32           .29
   Diluted  as reported                           (.27)           .41           .31
            pro forma (2)                         (.82)(3)        .31           .27

     ----------
  (1) Includes an after-tax charge of $283.1 million or $.35 per share, to account for the cumulative effect of a change in accounting related to revenue and expense recognition for memberships (see Notes 2 and 3).

  (2) The effect of applying SFAS No. 123 on the pro forma net income per share disclosures is not indicative of future amounts because it does not take into consideration option grants made prior to 1995 or in future years.

  (3) Includes incremental compensation expense of $335.4 million ($204.9 million, after tax) or $.25 per basic and diluted share as a result of the immediate vesting of HFS options upon consummation of the Cendant Merger.

   The fair values of the stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 1997, 1996 and 1995:



                               CENDANT
                                PLANS           CUC PLANS               HFS PLANS              PHH PLANS
                             ----------- ----------------------- ----------------------- ----------------------
                                 1997        1996        1995        1996        1995        1996       1995
                             ----------- ----------- ----------- ----------- ----------- ----------- ----------
   Dividend Yield                 --          --          --          --          --      2.8%        3.5%
   Expected volatility       32.5%       28.0%       26.0%       37.5%       37.5%       21.5%       19.8%
   Risk-free interest rate    5.6%        6.3%        5.3%        6.4%        6.4%        6.5%        6.9%
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


   The tables below summarize information regarding Cendant stock options outstanding and exercisable as of December 31, 1997:

  (Shares in millions)



                                       OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                             ---------------------------------------   --------------------
                                         WEIGHTED AVG.     WEIGHTED                WEIGHTED
                                           REMAINING        AVERAGE                AVERAGE
                                          CONTRACTUAL      EXERCISE                EXERCISE
RANGE OF EXERCISE PRICES      SHARES          LIFE           PRICE      SHARES      PRICE
--------------------------   --------   ---------------   ----------   --------   ---------
   $.01 to $ 10.00              48.9           5.4         $  4.16        47.5     $  4.09
   $10.01 to $ 20.00            29.2           7.1           14.60        21.1       14.99
   $20.01 to $ 30.00            46.5           8.9           23.55        35.1       23.75
   $30.01 to $ 40.00            47.4           9.8           31.35        18.1       31.40
                               -----                                     -----
   Total                       172.0           7.8           18.66       121.8       15.69
                               =====                                     =====


     Shares exercisable and available for grant at December 31, 1997 and 1996 were as follows:




                                     1997                  1996
                                  ---------   ------------------------------
                                                              HFS OPTIONS
                                   CENDANT       CUC       (INCLUSIVE OF PHH
                                   OPTIONS     OPTIONS         OPTIONS)
(In millions)                     ---------   ---------   ------------------
   Shares exercisable                121.8        11.8            46.2
   Shares available for grant         49.3         8.4             5.1


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

20. EMPLOYEE BENEFIT PLANS

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


21. INVESTMENTS

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

   NRT
   During the third quarter of 1997, the Company executed an agreement with NRT Incorporated ("NRT") (a corporation created to acquire residential real estate brokerage firms) and the principal stockholders' of NRT, which permitted the Company, at its discretion, to acquire up to $263.3 million of NRT preferred stock and $446.0 million of intangible assets of real estate brokerage firms acquired by NRT. During the third quarter of 1997, the Company acquired $182.0 million of NRT preferred stock and through December 31, 1997, the Company had also acquired $216.1 million of certain intangible assets including trademarks associated with real estate brokerage firms acquired by NRT which are subject to a 50 year franchise agreement.

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



22. DIVESTITURE


   On December 17, 1997, as directed by the Federal Trade Commission in connection with the Cendant Merger, CUC sold immediately preceding the Cendant Merger all of the outstanding shares of its timeshare exchange businesses, Interval International Inc. ("Interval"), for net proceeds of $240.0 million less transaction related costs pursuant to a Stock Purchase Agreement ("Interval Agreement"). The Company is restricted in its solicitation of Interval's employees, customers or clients for a period of two years from the closing date of the transaction pursuant to the Interval Agreement. In conjunction with the sale, the Company agreed to continue to provide services to certain of Interval's customers for a specified period, guarantee performance of certain responsibilities to third parties (i.e., lease payments and certain other contracts), and absorb certain additional transitional costs related to the transaction. The estimated fair value of the services to be provided to Interval's customers of $57.6 million was recorded as a non-current liability. The value assigned will be amortized over the average life of the servicing period. After considering all these factors, the Company recognized a gain on the sale of Interval of $76.6 million ($26.4 million, after tax), which has been reflected as an extraordinary gain in the consolidated statements of operations.



23. FRANCHISING AND MARKETING/RESERVATION ACTIVITIES


   Revenue from franchising activities includes initial franchise fees charged to lodging properties and real estate brokerage offices upon execution of a franchise contract. Initial franchise fees amounted to $26.0 million, $24.2 million and $15.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.


   Franchising activity for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                        LODGING                     REAL ESTATE
                              ---------------------------   ----------------------------
                                1997      1996      1995      1997       1996      1995
                              -------   -------   -------   --------   --------   ------
   FRANCHISE IN OPERATION
    Units at end of year       5,566     5,397     4,603     11,715     11,349    5,990
   EXECUTED BUT NOT OPENED
    Acquired                      --        24        31         --        110      104
    New agreements             1,205     1,142       983      1,107        829      248


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

24. INDUSTRY SEGMENT INFORMATION

   The Company operates within three principal industry segments -- alliance marketing, travel and real estate. A description of the Company's segments, and the services provided within its underlying businesses, are as follows:

   ALLIANCE MARKETING SEGMENT
   Individual, wholesale and discount program membership services are provided to consumers and are distributed through various channels, including financial institutions, credit unions, charities, other cardholder-based organizations and retail establishments. These memberships include such components as shopping, travel, auto, dining, home improvement, lifestyle, credit card and checking account enhancement packages, financial products and discount programs. The Company also administers insurance package programs, which are generally combined with discount shopping and travel for credit union members and publishes a coupon book which is sold through schools and other not-for- profit organizations.

   TRAVEL SERVICES SEGMENT
   Franchising (Lodging and car rental). As a franchisor of guest lodging facilities and car rental agency locations, Cendant licenses the independent owners and operators of hotels and car rental agencies to use its brand names. Operational and administrative services are provided to franchisees, which include access to a national reservation system, national advertising and promotional campaigns, co-marketing programs and volume purchasing discounts.

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

   REAL ESTATE SERVICES SEGMENT
   Franchising (Real estate brokerage). As a franchisor of real estate brokerage offices, Cendant licenses the owners and operators of independent real estate brokerage offices to use its brand names. Operational and administrative services are provided to franchisees, which are designed to increase franchisee revenue and profitability. Such services include advertising and promotions, referrals, training and volume purchasing discounts.

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

   OTHER SERVICES SEGMENT
   Financial services and marketing. Cendant (i) markets financial product memberships, generally annuities, mutual funds, and life insurance for financial institutions; (ii) provides marketing and other services to casino gaming facilities; and (iii) operates the telecommunications and computer system which facilitates hotel and car rental agency reservations and rental agreement processing.

   The following table presents industry segment and geographic data of the Company for the years ended December 31, 1997, 1996 and 1995. Operating income consists of net revenues less operating expenses (total expenses excluding interest--net).

INDUSTRY SEGMENT DATA
                                                         Real
                                         Travel         Estate           Alliance              Other
                                        Services       Services        Marketing(5)           Services        Consolidated
(In millions)                        -------------   ------------   ------------------   -----------------   -------------
   1997
   Net revenues                       $  1,337.2      $   987.0        $  1,570.3           $   345.5         $  4,240.0
   Operating income(1)                     272.6          280.7             125.0              (370.4)             307.9
   Identifiable assets                   6,700.4        5,113.1           1,395.8               864.1 (4)       14,073.4
   Depreciation and amortization           102.7           58.4              42.0                34.6              237.7
   Capital expenditures                     51.6           65.4              23.3                42.4              182.7

   1996
   Net revenues                       $    802.4      $   782.4        $  1,474.3           $   178.6         $  3,237.7
   Operating income                        254.3          216.0              48.9 (2)            28.6              547.8
   Identifiable assets                   6,685.3        4,170.0           1,395.9               511.3 (4)       12,762.5
   Depreciation and amortization            55.5           44.5              34.8                10.7              145.5
   Capital expenditures                     47.6           30.5              19.0                43.5              140.6

   1995
   Net revenues                       $    684.4      $   504.3        $  1,302.3           $   125.1         $  2,616.1
   Operating income                        196.2          114.1              38.8 (3)            17.8              366.9
   Identifiable assets                   4,449.4        2,406.0           1,072.1               592.0 (4)        8,519.5
   Depreciation and amortization            46.9           18.0              30.5                 5.0              100.4
   Capital expenditures                     17.3           14.4              44.2                32.8              108.7

  ------------
  (1) Includes merger-related costs and other unusual charges which were allocated to the business segments as follows: Travel--$186.0 million, Real estate--$65.3 million, Alliance Marketing--$12.7 million, Other-- (substantially Corporate-related)--$440.1 million.

  (2) Includes merger-related costs and other unusual charges of $109.4 million.

  (3) Includes costs related to Ideon products abandoned and restructuring of $97.0 million.

  (4) Includes net assets of discontinued operations of $273.3, $120.1 and $188.9 in 1997, 1996 and 1995, respectively.

  (5) 1997 Alliance Marketing segment data has been restated for a change in accounting, effective January 1, 1997, related to revenue and expense recognition for memberships (see Notes 2 and 3).


  GEOGRAPHIC DATA


                             NORTH      EUROPE AND
                            AMERICA        OTHER     CONSOLIDATED
(In millions)            ------------- ------------ -------------
   1997
   Net revenues           $  3,731.2    $   508.8    $  4,240.0
   Operating income            210.3         97.6         307.9
   Identifiable assets      12,640.0      1,433.4      14,073.4
   1996
   Net revenues           $  3,042.2    $   195.5    $  3,237.7
   Operating income            508.1         39.7         547.8
   Identifiable assets      11,981.2        781.3      12,762.5
   1995
   Net revenues           $  2,435.3    $   180.8    $  2,616.1
   Operating income            332.7         34.2         366.9
   Identifiable assets       7,775.4        744.1       8,519.5

25. SELECTED QUARTERLY FINANCIAL DATA -- (UNAUDITED)

   Provided below is the selected unaudited quarterly financial data for 1997 and 1996, as restated for (i) the findings from the independent investigation confirming accounting irregularities in certain CUC business units and the preparation and audit of the Company's restated financial statements (collectively classified as "Accounting errors and irregularities"); (ii) the change in accounting for memberships; and (iii) discontinued operations. See Notes 2, 3 and 6 for a description of such accounting adjustments. The underlying per share information is calculated based on weighted average shares outstanding during each quarter, and therefore, the sum of the quarters may not equal the total year amounts.


                               FIRST QUARTER 1997

                                                                                   RECLASSIFICATION
                                                     AS                                  FOR
                                                 PREVIOUSLY                          DISCONTINUED          AS
                                                  REPORTED      ADJUSTMENTS(2)        OPERATIONS        RESTATED
                                               -------------   ----------------   -----------------   -----------
(in millions, except per share data)
   Net revenues                                 $ 1,158.2          $  (67.2)          $ (137.3)        $  953.7
                                                ---------          --------           --------         --------
   Operating income                                 297.2             (84.7)             (11.5)           201.0
                                                ---------          --------           --------         --------
   Income from continuing operations before
    cumulative effect of accounting change          166.0             (49.4)              (2.8)           113.8
   Income from discontinued operations, net
    of taxes                                           --                --                2.8              2.8
   Cumulative effect of accounting change,
    net of tax                                         --            (283.1)                --           (283.1)
                                                ----------         --------           --------         ---------
   Net income (loss)                            $   166.0          $ (332.5)          $     --         $ (166.5)
                                                ==========         ========           ========         =========
   Per Share Information:
   Income from continuing operations before
    cumulative effect of accounting change
    Basic                                       $    0.21                                              $   0.14
    Diluted                                          0.19                                                  0.13

                              SECOND QUARTER 1997


                                                                                  RECLASSIFICATION
                                                   AS                                   FOR
                                               PREVIOUSLY                           DISCONTINUED          AS
                                                REPORTED       ADJUSTMENTS(2)        OPERATIONS       RESTATED(1)
                                             --------------   ----------------   -----------------   ------------
(in millions, except per share data)
   Net revenues                                $ 1,300.5          $ (173.0)          $ (127.9)         $  999.6
                                               ---------          --------           --------          -------
   Operating income (loss)                          70.9            (122.0)              18.2             (32.9)
                                               ---------          --------           --------          --------
   Loss from continuing operations                 (13.4)            (70.6)              14.6             (69.4)
   Loss from discontinued operations, net
    of taxes                                           --               --              (14.6)            (14.6)
                                               ----------         --------           --------          --------
   Net loss                                    $   (13.4)         $  (70.6)          $     --          $  (84.0)
                                               ==========         ========           ========          ========

   Per Share Information:
   Loss from continuing operations
    Basic                                      $    (0.02)                                            $   (0.09)
    Diluted                                         (0.02)                                                (0.09)

----------
(1) Includes Unusual Charges, related to continuing operations, of $295.4 million primarily associated with the PHH Merger in April 1997. Unusual Charges of $278.9 million ($208.4 million, after-tax or $.24 per share) pertained to continuing operations and $16.5 million were associated with discontinued operations.

(2) Includes adjustments for accounting errors and irregularities and a change in accounting.

                               THIRD QUARTER 1997




                                                                                 RECLASSIFICATION
                                                   AS                                  FOR
                                               PREVIOUSLY                          DISCONTINUED           AS
                                                REPORTED      ADJUSTMENTS(2)        OPERATIONS         RESTATED
                                             -------------   ----------------   -----------------   -------------
(in millions, except per share data)
   Net revenues                               $ 1,431.3          $ (102.8)          $ (142.0)        $ 1,186.5
                                              ---------          --------           --------         ---------
   Operating income                               429.8             (74.2)              (1.5)            354.1
                                              ---------          --------           --------         ---------
   Income from continuing operations              248.3             (45.7)               0.4             203.0
   Loss from discontinued operations, net
    of taxes                                          --               --               (0.4)             (0.4)
                                              ----------         --------           --------         ---------
   Net income                                 $   248.3          $  (45.7)          $     --         $   202.6
                                              ==========         ========           ========         =========
   Per Share Information:
   Income from continuing operations
    Basic                                     $     0.31                                             $    0.25
    Diluted                                         0.29                                                  0.24

                              FOURTH QUARTER 1997


                                                                                    RECLASSIFICATION
                                                     AS                                   FOR
                                                 PREVIOUSLY                           DISCONTINUED             AS
                                                  REPORTED       ADJUSTMENTS(2)        OPERATIONS          RESTATED(3)
                                               --------------   ----------------   -----------------   ------------------
(in millions, except per share data)
   Net revenues                                  $ 1,424.7         $  (89.5)           $ (235.0)          $  1,100.2
                                                 ---------         --------            --------           ----------
   Operating income                                 (436.9)           232.9               (10.3)              (214.3)
                                                 ----------        --------            --------           ----------
   Loss from continuing operations before
    extraordinary gain                              (345.5)           165.0                (0.6)              (181.1)
   Loss from discontinued operations before
    extraordinary gain, net of taxes                    --               --               (14.6)               (14.6)
   Extraordinary gain, net of tax                       --             11.2                15.2                 26.4  (4)
                                                 ----------        --------            --------           ----------
   Net loss                                      $  (345.5)        $  176.2            $     --          $    (169.3)
                                                 ==========        ========            ========          ===========
   Per Share Information:
   Loss from continuing operations before
    extraordinary gain
    Basic                                       $    (0.42)                                              $     (0.22)
    Diluted                                          (0.42)                                                    (0.22)

----------
(2) Includes adjustments for accounting errors and irregularities and a change in accounting.

(3) Includes Unusual Charges in the net amount of $442.6 million substantially associated with the Cendant and Hebdo Mag mergers during the fourth quarter of 1997. Net Unusual Charges of $425.2 million ($296.3 million, after-tax or $.34 per share) pertained to continuing operations and $17.4 million were associated with discontinued operations.

(4) Represents the gain on the sale of Interval International, Inc. in December 1997, a Company subsidiary which was sold in consideration of Federal Trade Commission anti-trust concerns within the timeshare industry.

                               FIRST QUARTER 1996

                                                                                RECLASSIFICATION
                                                  AS           ACCOUNTING             FOR
                                              PREVIOUSLY       ERRORS AND         DISCONTINUED          AS
                                               REPORTED      IRREGULARITIES        OPERATIONS        RESTATED
                                             ------------   ----------------   -----------------   -----------
(in millions, except per share data)
   Net revenues                                $ 821.4          $ (65.8)            $ (94.7)        $ 660.9
                                               -------          -------             -------         -------
   Operating income                              165.8            (60.1)               (0.5)          105.2
                                               -------          -------             -------         -------
   Income from continuing operations              96.0            (40.8)                1.3            56.5
   Loss from discontinued operations, net
    of taxes                                         --              --                (1.3)           (1.3)
                                               --------         -------             -------         --------
   Net income                                  $  96.0          $ (40.8)            $    --         $  55.2
                                               ========         =======             =======         ========

   Per Share Information:
   Income from continuing operations
    Basic                                      $   0.14                                             $   0.08
    Diluted                                        0.12                                                 0.07

                              SECOND QUARTER 1996




                                                                                RECLASSIFICATION
                                                  AS           ACCOUNTING             FOR
                                              PREVIOUSLY       ERRORS AND         DISCONTINUED            AS
                                               REPORTED      IRREGULARITIES        OPERATIONS          RESTATED
                                             ------------   ----------------   -----------------   ----------------
(in millions, except per share data)
   Net revenues                                $ 935.7          $ (53.7)           $ (106.7)          $ 775.3
                                               -------          -------            --------           -------
   Operating income                              186.7            (54.7)               13.8             145.8
                                               -------          -------            --------           -------
   Income from continuing operations             101.0            (34.1)               20.3              87.2
   Loss from discontinued operations, net
    of taxes                                         --              --               (20.3)            (20.3)(5)
                                               --------         -------            --------           -------
   Net income                                  $ 101.0          $ (34.1)           $     --          $   66.9 (5)
                                               ========         =======            ========          ========

   Per Share Information:
   Income from continuing operations
    Basic                                      $   0.14                                              $    0.12
    Diluted                                        0.13                                                   0.11

----------
(5) Includes Unusual Charges of $24.9 million associated with the Davidson and Sierra mergers in July 1996.

                               THIRD QUARTER 1996



                                                                                   RECLASSIFICATION
                                                     AS           ACCOUNTING             FOR
                                                 PREVIOUSLY       ERRORS AND         DISCONTINUED            AS
                                                  REPORTED      IRREGULARITIES        OPERATIONS          RESTATED
                                               -------------   ----------------   -----------------   ----------------
(in millions, except per share data)
   Net revenues                                 $ 1,042.9          $  43.1            $ (132.4)          $ 953.6
                                                ---------          -------            --------           -------
   Operating income                                 115.0             33.7               (29.0)            119.7  (6)
                                                ---------          -------            --------           -------
   Income from continuing operations                 68.5             13.6               (15.5)             66.6  (6)
   Income from discontinued operations, net
    of taxes                                           --               --                15.5              15.5
                                                ----------         -------            --------           -------
   Net income                                   $    68.5          $  13.6            $     --          $   82.1 (6)
                                                ==========         =======            ========          ========
   Per Share Information:
   Income from continuing operations
    Basic                                       $    0.09                                               $    0.09
    Diluted                                          0.08                                                    0.08

----------
(6) Includes Unusual Charges of $109.4 million ($70.0 million, after tax or $.09 per share) associated with the Ideon Merger in August 1996.



                              FOURTH QUARTER 1996




                                                                                   RECLASSIFICATION
                                                     AS           ACCOUNTING             FOR
                                                 PREVIOUSLY       ERRORS AND         DISCONTINUED          AS
                                                  REPORTED      IRREGULARITIES        OPERATIONS        RESTATED
                                               -------------   ----------------   -----------------   -----------
   (in millions, except per share data)
   Net revenues                                 $ 1,108.8          $ (83.8)           $ (177.1)        $ 847.9
                                                ---------          -------            --------         -------
   Operating income                                 271.6            (51.2)              (43.3)          177.1
                                                ---------          -------            --------         -------
   Income from continuing operations                158.1            (32.3)              (22.8)          103.0
   Income from discontinued operations, net
    of taxes                                            --              --                22.8            22.8
                                                ----------         -------            --------         -------
   Net income                                   $   158.1          $ (32.3)           $     --         $ 125.8
                                                ==========         =======            ========         =======
   Per Share Information:
   Income from continuing operations
    Basic                                       $     0.20                                             $   0.13
    Diluted                                           0.19                                                 0.13

26. SUBSEQUENT EVENTS

   PENDING ACQUISITIONS
   American Bankers. On March 23, 1998, the Company entered into a definitive agreement (the "ABI Merger Agreement") to acquire American Bankers Insurance Group, Inc. ("American Bankers") for $67 per share in cash and stock, for aggregate consideration of approximately $3.1 billion. The Company has agreed to purchase 23.5 million shares of American Bankers at $67 per share through its pending cash tender offer, to be followed by a merger in which the Company has agreed to deliver Cendant shares with a value of $67 for each remaining share of American Bankers common stock outstanding. The Company has already received anti-trust clearance to acquire American Bankers. The tender offer is subject to the receipt of tenders representing at least 51 percent of the common shares of American Bankers as well as customary closing conditions, including regulatory approvals. From time to time representatives of the Company and representatives of American Bankers have discussed possible modifications to the terms of the ABI Merger Agreement, including a change in the mix of consideration to increase the cash component and decrease the stock component and changing the transaction to a taxable transaction. No agreement regarding any such modification has been reached and there can be no assurance that such discussion will result in any agreement being reached. The transaction is expected to be completed in the fourth quarter of 1998 or the first quarter of 1999. If no agreement regarding the terms of any modification to the terms of the ABI Merger Agreement is reached, the current ABI Merger Agreement will remain in effect in accordance with its terms. American Bankers provides affordable, specialty insurance products and services through financial institutions, retailers and other entities offering consumer financing.

   In connection with the Company's proposal to acquire American Bankers, the Company has a bank commitment to provide a $650 million, 364-day revolving credit facility which will bear interest, at the option of the Company, at rates based on prime rates, as defined, or LIBOR plus an applicable variable margin.

   RAC Motoring Services. On May 21, 1998, the Company announced that it has reached a definitive agreement with the Board of Directors of Royal Automobile Club Limited ("RACL") to acquire their RAC Motoring Services subsidiary for approximately $735 million in cash. The sale of RAC Motoring Services has subsequently been approved by its shareholders. Closing is subject to certain conditions, including regulatory approval. Although no assurances can be made, the Company currently anticipates that the transaction will be completed in the spring of 1999. RAC Motoring Services is the second-largest roadside assistance company in the UK and also owns the UK's largest driving school company.

   Providian. On December 9, 1997, the Company executed a definitive agreement to acquire Providian Auto and Home Insurance Company for approximately $219.0 million in cash. Closing is subject to receipt of required regulatory approval and accordingly, no assurance can be made that the acquisition will be completed. Providian sells automobile insurance to consumers through direct response marketing.

   COMPLETED ACQUISITIONS
   National Parking Corporation. On April 27, 1998, the Company completed the acquisition of National Parking Corporation ("NPC") for $1.6 billion in cash, which included the repayment of approximately $227 million of outstanding NPC debt. NPC is substantially comprised of two operating subsidiaries. National Car Parks is the largest private (non-municipal) single car park operator in the United Kingdom ("UK") with approximately 500 locations. Green Flag operates the third largest roadside assistance group in the UK and offers a wide-range of emergency support and rescue services to approximately 3.5 million members.

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

   Other. Subsequent to December 31, 1997, the Company acquired certain other entities for an aggregate purchase price of approximately $348.5 million in cash. Such acquisitions will be accounted for under the purchase method of accounting.

   FINANCING TRANSACTIONS
   Term Loan Facility. On May 29, 1998, the Company entered into a 364-day term loan agreement with a syndicate of financial institutions which provided for borrowings of $3.25 billion (the "Term Loan Facility"). The Term Loan Facility, as amended, bears interest at LIBOR plus an applicable LIBOR spread, as defined. Upon the execution of the Term Loan Facility, temporary credit agreements, which provided for $1.0 billion of borrowings, were terminated. The Term Loan Facility, as amended, contains certain restrictive covenants, which are substantially similar to and consistent with the covenants in effect for the Company's existing revolving credit agreements.


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


   Redemption of 4 3/4% Notes. On May 4, 1998, the Company redeemed all of its outstanding ($144.5 million principal amount) 4 3/4% Convertible Senior Notes at a price of 103.393% of the principal amount together with interest accrued to the redemption date. Prior to May 4, 1998, holders of such notes exchanged $90.5 million of the 4 3/4% Notes for 2.5 million shares of Company common stock.


   Redemption of 6 1/2% Notes. On April 8, 1998, the Company exercised its option to call its 6 1/2% Convertible Subordinated Notes (the "6 1/2% Notes") for redemption on May 11, 1998, in accordance with the provisions of the indenture relating to the 6 1/2% Notes. Prior to the redemption date, all of the outstanding 6 1/2% Notes were converted into 2.1 million shares of Company common stock.


   SEVERANCE AGREEMENT
   On July 28, 1998, the Company announced that Walter A. Forbes resigned as Chairman of the Company and as a member of the Board of Directors. The severance agreement reached with Mr. Forbes gives him the benefits required by his employment contract relating to a termination of Mr. Forbes' employment with the Company for reasons other than for cause. Those benefits total $35 million in cash and include the granting of approximately
   1.3 million stock options.


   REPRICING OF STOCK OPTIONS
   On July 28, 1998, the Compensation Committee of the Board of Directors approved, in principle, a program to reprice certain Company stock options granted to employees of the Company, other than executive officers, during December 1997 and the first quarter of 1998. The new option price for such stock options is to be the market price of the Company's common stock as reported on the New York Stock Exchange shortly after the filing of the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997. On September 23, 1998, the Compensation Committee extended such repricing program to certain executive officers and senior managers of the Company subject to certain conditions including revocation of a portion of existing options plus repricing of other portions at prices at and above fair market value at the time of repricing. Additionally, a management equity ownership program was adopted that requires executive officers and these senior managers to acquire Company common stock at various levels commensurate with such manager's compensation.