Form 10-Q/A
period 1998-03-31
CENDANT CORP
filed 1998-10-13
CIK 723612

===============================================================================

10/9/98 10:07 PM


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                  Form 10-Q/A
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998
                          COMMISSION FILE NO. 1-10308

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

                                  ------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [(check)] No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      The number of shares outstanding of each of the Registrant's classes of common stock was 851,531,353 shares of Common Stock outstanding as of September 25, 1998.

===============================================================================

                      CENDANT CORPORATION AND SUBSIDIARIES
                                     INDEX
-------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------

Item 1 - Financial Statements
         Consolidated Statements of Operations - Three Months Ended
                  March 31, 1998 and 1997                               3 - 4

         Consolidated Balance Sheets - March 31, 1998 and
                  December 31, 1997                                     5 - 6

         Consolidated Statements of Cash Flows - Three Months Ended
                  March 31, 1998 and 1997                               7 - 8

         Notes to Consolidated Financial Statements                         9

Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      24

Item 3 - Quantitative and Qualitative Disclosures About Market Risk        38

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                 39

Item 6 - Exhibits and Reports on Form 8-K                                  40

      Certain statements in this Quarterly Report on Form 10-Q/A constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements, include, but are not limited to: the outcome of the pending litigation relating to the previously announced accounting irregularities, uncertainty as to the Company's future profitability, the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's existing and potential future lines of business; the Company's ability to integrate and operate successfully acquired and merged businesses and the risks associated with such businesses, including the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements; uncertainty as to the future profitability of acquired businesses, the ability of the Company and its vendors to complete the necessary actions to achieve a year 2000 conversion for its computer systems and applications and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      CENDANT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                    AS RESTATED (NOTE 2)
                                                                    --------------------
                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    --------------------
                                                                       1998       1997
                                                                    ----------  --------
REVENUES
   Service and membership fees, net                                 $  1,039.4  $  897.5
   Fleet leasing (net of depreciation and interest costs of
      $311.6 and $286.1)                                                  19.2      14.2
   Other                                                                  70.8      42.0
                                                                    ----------  --------
Net revenues                                                           1,129.4     953.7
                                                                    ----------  --------

EXPENSES
   Operating                                                             334.5     312.0
   Marketing and reservation                                             264.8     222.5
   General and administrative                                            146.0     161.0
   Depreciation and amortization                                          65.8      57.2
   Interest, net                                                          18.9      10.1
   Merger-related costs and other unusual charges                          3.1        --
                                                                    ----------  --------
Total expenses                                                           833.1     762.8
                                                                    ----------  --------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,
   MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE          296.3     190.9
   Provision for income taxes                                            107.5      77.1
   Minority interest, net                                                  4.9        --
                                                                    ----------  --------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                                           183.9     113.8
                                                                    ----------  --------

Income (loss) from discontinued operations, net of taxes (Note 7)        (11.0)      2.8
                                                                    ----------  --------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     172.9     116.6
Cumulative effect of accounting change, net of tax                         --     (283.1)
                                                                    ----------  --------
NET INCOME (LOSS)                                                   $    172.9  $ (166.5)
                                                                    ==========  ========


          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)




                                                              AS RESTATED (NOTE 2)
                                                             ---------------------
                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             ---------------------
                                                               1998          1997
                                                             -------       -------
INCOME (LOSS) PER SHARE:
   BASIC
      Income from continuing operations
         before cumulative effect of accounting change       $  0.22       $  0.14
      Income (loss) from discontinued operations, net          (0.01)           --
      Cumulative effect of accounting change, net                 --         (0.35)
                                                             -------       -------
      Net income (loss)                                      $  0.21       $ (0.21)
                                                             =======       =======
   DILUTED
      Income from continuing operations before cumulative
         effect of accounting change                            0.21          0.13
      Income (loss) from discontinued operations, net          (0.01)           --
      Cumulative effect of accounting change, net                 --         (0.32)(1)
                                                             -------       -------
      Net income (loss)                                      $  0.20       $ (0.19)(1)
                                                             =======       =======


(1) The number of weighted average shares used to compute income from continuing operations per share was also used to calculate the per share amounts for the cumulative effect of accounting change, net and net loss. As a result of losses recorded for such amounts, the per share amounts for the cumulative effect of accounting change, net and net loss are anti-dilutive to their respective basic per share amounts.



          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                        AS
                                                     RESTATED
                                                     (NOTE 2)
                                                    ----------
                                                     MARCH 31,     DECEMBER 31,
                                                       1998           1997
                                                    ----------     ----------
ASSETS

Current assets
   Cash and cash equivalents                        $    152.3     $     67.0
   Receivables, net                                    1,248.1        1,170.7
   Deferred income taxes                                 317.7          311.9
   Other current assets                                  783.2          767.2
   Net assets of discontinued operations                 491.5          273.3
                                                    ----------     ----------
Total current assets                                   2,992.8        2,590.1
                                                    ----------     ----------


   Franchise agreements, net                             900.2          890.3
   Goodwill, net                                       2,920.2        2,148.2
   Other intangibles, net                              1,035.1          897.5
   Other assets                                        1,263.2        1,103.6
                                                    ----------     ----------
Total assets exclusive of assets under programs        9,111.5        7,629.7
                                                    ----------     ----------

Assets under management and mortgage programs
   Net investment in leases and leased vehicles        3,812.6        3,659.1
   Relocation receivables                                649.7          775.3
   Mortgage loans held for sale                        1,795.8        1,636.3
   Mortgage servicing rights                             408.9          373.0
                                                    ----------     ----------
                                                       6,667.0        6,443.7
                                                    ----------     ----------

TOTAL ASSETS                                        $ 15,778.5     $ 14,073.4
                                                    ==========     ==========




          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                          AS
                                                                       RESTATED
                                                                       (NOTE 2)
                                                                     -----------
                                                                       MARCH 31,  DECEMBER 31,
                                                                         1998        1997
                                                                     -----------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and other current liabilities                    $   1,296.5  $   1,492.4
   Deferred income                                                       1,119.8      1,042.0
                                                                     -----------  -----------

Total current liabilities                                                2,416.3      2,534.4
                                                                     -----------  -----------

   Deferred income                                                         240.2        292.1
   Long-term debt                                                        1,056.9      1,246.0
   Other noncurrent liabilities                                            236.5        181.2
                                                                     -----------  -----------

Total liabilities exclusive of liabilities under programs                3,949.9      4,253.7
                                                                     -----------  -----------

Liabilities under management and mortgage programs
   Debt                                                                  5,796.9      5,602.6
   Deferred income taxes                                                   298.5        295.7

Mandatorily redeemable preferred securities issued by subsidiaries       1,469.8       --
Commitments and contingencies (Note 12)

Shareholders' Equity
Preferred stock, $.01 par value - authorized
   10 million shares; none issued and outstanding                         --           --
Common stock, $.01 par value - authorized
   2 billion shares; issued 852,284,508
   and 838,333,800 shares, respectively                                      8.6          8.4
Additional paid-in capital                                               3,267.4      3,088.4
Retained earnings                                                        1,113.5        940.6
Accumulated other comprehensive loss                                       (48.8)       (38.2)
Restricted stock, deferred compensation                                     (2.9)        (3.4)
Treasury stock, at cost 6,750,546 shares                                   (74.4)       (74.4)
                                                                     -----------  -----------
Total shareholders' equity                                               4,263.4      3,921.4
                                                                     -----------  -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  15,778.5  $  14,073.4
                                                                     ===========  ===========



          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)


                                                                                           AS RESTATED (NOTE 2)
                                                                                       ---------------------------
                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                       ---------------------------
                                                                                          1998             1997
                                                                                       ----------       ----------
OPERATING ACTIVITIES
Net income (loss)                                                                      $    172.9       $   (166.5)
(Income) loss from discontinued operations, net of tax                                       11.0             (2.8)
Depreciation and amortization                                                                65.8             57.2
Cumulative effect of accounting change, net of tax                                             --            283.1
Merger-related costs and other unusual charges                                                3.1               --
Payments of merger-related costs and other unusual charge liabilities                       (97.0)              --
Other                                                                                       (91.7)           (81.8)
                                                                                       ----------       ----------
NET CASH PROVIDED BY CONTINUING OPERATIONS, EXCLUSIVE OF MANAGEMENT
   AND MORTGAGE PROGRAMS                                                                     64.1             89.2
                                                                                       ----------       ----------

Management and mortgage programs:
   Depreciation and amortization                                                            278.5            281.4
   Mortgage loans held for sale                                                            (159.4)            32.9
                                                                                       -----------      ----------
                                                                                            119.1            314.3
                                                                                       ----------       ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                          183.2            403.5
                                                                                       ----------       ----------

INVESTING ACTIVITIES
Property and equipment additions                                                            (58.8)           (31.4)
Loans and investments                                                                      (139.2)           (24.8)
Net change in marketable securities                                                          (8.8)          (811.3)
Net assets acquired, exclusive of cash acquired
   and acquisition-related payments                                                        (943.2)           (85.4)
Other, net                                                                                   47.6              7.0
                                                                                       ----------       ----------

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS, EXCLUSIVE OF
   MANAGEMENT AND MORTGAGE PROGRAMS                                                      (1,102.4)          (945.9)
                                                                                       -----------      -----------

Management and mortgage programs:
   Investment in leases and leased vehicles                                                (626.2)          (690.2)
   Payments received on investment in leases and leased vehicles                            222.0            268.8
   Proceeds from sales and transfers of leases and leased vehicles to third parties          27.3             84.8
   Equity advances on homes under management                                             (1,436.8)          (900.6)
   Repayment of advances on homes under management                                        1,564.5            962.1
   Additions to originated mortgage servicing rights                                       (109.5)           (41.7)
   Proceeds from sales of mortgage servicing rights                                          39.9               --
                                                                                       ----------       ----------
                                                                                           (318.8)          (316.8)
                                                                                       ----------      -----------

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS                           (1,421.2)        (1,262.7)
                                                                                       ----------      -----------



          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN MILLIONS)


                                                                         AS RESTATED (NOTE 2)
                                                                       ------------------------
                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       ------------------------
                                                                         1998            1997
                                                                       ---------       --------
FINANCING ACTIVITIES
Proceeds from borrowings                                               $      --       $  236.4
Principal payments on borrowings                                          (205.1)         (27.5)
Issuance of convertible debt                                                  --          542.7
Issuance of common stock                                                   121.1           35.7
Purchases of common stock                                                     --         (171.3)
Proceeds from mandatorily redeemable preferred securities
   issued by subsidiaries, net                                           1,469.8             --
Other, net                                                                    --           (1.2)
                                                                       ---------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS,
   EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                         1,385.8          614.8
                                                                       ---------       --------

Management and mortgage programs:
   Proceeds from debt issuance or borrowings                               983.8          324.5
   Principal payments on borrowings                                       (449.1)        (880.1)
   Net change in short-term borrowings                                    (340.4)         422.6
                                                                       ---------       --------
                                                                           194.3         (133.0)
                                                                       ---------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS       1,580.1          481.8
                                                                       ---------       --------

Effect of changes in exchange rates on cash and cash equivalents           (24.3)          45.5

Net cash used in discontinued operations                                  (232.5)          (4.0)
                                                                       ---------       --------

Net increase (decrease) in cash and cash equivalents                        85.3         (335.9)

Cash and cash equivalents, beginning of period                              67.0          448.1
                                                                       ---------       --------

Cash and cash equivalents, end of period                               $   152.3       $  112.2
                                                                       =========       ========





          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      Cendant Corporation, together with its subsidiaries (the "Company"), is a leading global provider of consumer and business services. The Company was created through the merger (the "Cendant Merger") of HFS Incorporated ("HFS") and CUC International Inc. ("CUC") in December 1997 with the resultant company being renamed Cendant Corporation. The Company provides travel services, real estate services and membership-based consumer services.

      The consolidated balance sheet of the Company as of March 31, 1998 and consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1997 are unaudited. The accompanying consolidated financial statements include the accounts and transactions of the Company and all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The December 31, 1997 consolidated balance sheet was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997 and should be read in conjunction with such consolidated financial statements and notes thereto.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals except as discussed in Note 2) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.    RESTATEMENT

      As publicly announced on April 15, 1998, the Company discovered accounting irregularities in certain business units of CUC. As a result, the Company together with its counsel and assisted by auditors, immediately began an intensive investigation (the "Company Investigation"). In addition, the Audit Committee of the Company's Board of Directors initiated an investigation into such matters (the "Audit Committee Investigation", together with the Company Investigation, the "Investigations"). On July 14, 1998, the Company announced that the accounting irregularities were greater than those initially discovered in April and that the irregularities affected the accounting records of the majority of the CUC business units. On August 13, 1998, the Company announced that the Company Investigation was complete, and on August 27, 1998, the Company announced that the Audit Committee had submitted its report to the Board of Directors on the Audit Committee Investigation into the accounting irregularities and its conclusions regarding responsibility for those actions. As a result of the findings from the Investigations, the Company restated its financial statements for the years ended December 31, 1997, 1996 and 1995. Such financial statements were audited and filed, on Form 10-K/A with the Securities and Exchange Commission ("SEC") on September 29, 1998. The 1997 restated amounts also included certain adjustments related to the former HFS businesses, which are substantially comprised of $47.8 million in reductions to merger-related costs and other unusual charges which increased 1997 income from continuing operations. Also, as a result of the Investigation and a concurrent internal financial review process by the Company which revealed both accounting errors and accounting irregularities, the financial information for the three months ended March 31, 1998 and 1997, included herein has been restated to incorporate all relevant information therefrom.

      In connection with the aforementioned accounting irregularities, the staff of the SEC and the United States Attorney for the District of New Jersey are also conducting investigations relating to the accounting irregularities (See Note 12). In connection with the SEC's investigation, in August 1998, the SEC requested that the Company change its accounting policies with respect to revenue and expense recognition for its membership businesses effective January 1, 1997. Although the Company believed that its accounting for memberships had been appropriate and consistent with industry practice, the Company complied with the SEC's request and adopted new accounting policies for its membership businesses. (See Note 3 -- Accounting Change). Accordingly, the financial results for the three months ended March 31, 1998 and 1997 as set forth herein have also been restated for the accounting change. The Company has recorded all corrections arising from the findings of the Investigations. Such corrections were the result of accounting irregularities, the misapplication of generally accepted accounting principles and the aforementioned change in accounting for memberships. Adjustments resulting from the findings of the Investigations and the corresponding restatement of the Company's audited financial statements also have an impact on subsequent interim 1998 periods included herein. Provided below is a summary of the impact of such corrections and a reconciliation of the financial results from amounts previously reported to the restated financial statement amounts, as presented in this quarterly report on Form 10-Q/A. While management has made all adjustments considered necessary as a result of the findings of the Investigations, there can be no assurance that additional adjustments will not be required as a result of the ongoing SEC investigation. In addition, the financial statements have been reclassified for discontinued operations (See Note 7).

                            STATEMENT OF OPERATIONS
                      (In millions, except per share data)

                                                                      THREE MONTHS ENDED MARCH 31, 1998
                                           ---------------------------------------------------------------------------------
                                                              ACCOUNTING
                                                              ADJUSTMENTS
                                                              FOR ERRORS,         RESTATED
                                                            IRREGULARITIES         BEFORE    RECLASSIFICATION
                                           AS PREVIOUSLY    AND ACCOUNTING      DISCONTINUED FOR DISCONTINUED         AS
                                             REPORTED           CHANGE           OPERATIONS     OPERATIONS          RESTATED
                                            ---------          ---------         ---------       ---------         ---------
Net revenues                                $ 1,436.6          $ (148.5)         $ 1,288.1       $ (158.7)         $ 1,129.4
                                            ---------          ---------         ---------       ---------         ---------
Expenses:
   Operating                                    425.3             (29.4)             395.9          (61.4)             334.5
   Marketing and reservation                    342.4             (43.7)             298.7          (33.9)             264.8
   General and administrative                   198.6              13.8              212.4          (66.4)             146.0
   Depreciation and amortization                 78.4              (3.6)              74.8           (9.0)              65.8
   Interest, net                                 23.4                .8               24.2           (5.3)              18.9
   Merger-related costs and other
      unusual charges                              --               3.1                3.1             --                3.1
                                            ---------          ---------         ---------       ---------         ---------
Total expenses                                1,068.1             (59.0)           1,009.1         (176.0)             833.1
                                            ---------          ---------         ---------       ---------         ---------

Income from continuing operations
   before income taxes and
   minority interest                            368.5             (89.5)             279.0           17.3              296.3
Provision for income taxes                      134.1             (32.9)             101.2            6.3              107.5
Minority interest, net                            4.9                --                4.9             --                4.9
                                            ---------          ---------         ---------       ---------         ---------

Income from continuing operations               229.5             (56.6)             172.9           11.0              183.9
Loss from discontinued operations,
   net of taxes                                    --                --                 --          (11.0)             (11.0)
                                            ---------          ---------         ---------       ---------         ---------
Net income                                  $   229.5          $  (56.6)         $   172.9       $     --          $   172.9
                                            =========          =========         =========       =========         =========

INCOME (LOSS) PER SHARE
   BASIC
   Income from continuing
      operations                            $    0.27                                                              $    0.22
   Loss from discontinued
      operations, net                              --                                                                  (0.01)
                                            ---------                                                              ---------
   Net income                               $    0.27                                                              $    0.21
                                            =========                                                              =========

   DILUTED
   Income from continuing
      operations                            $    0.26                                                              $    0.21
   Loss from discontinued
      operations, net                              --                                                                  (0.01)
                                            ---------                                                              ---------
   Net income                               $    0.26                                                              $    0.20
                                            =========                                                              =========

WEIGHTED AVERAGE SHARES
   Basic                                        838.7                                                                  838.7
   Diluted                                      908.5                                                                  908.5

                            STATEMENT OF OPERATIONS
                      (In millions, except per share data)

                                                                     THREE MONTHS ENDED MARCH 31, 1997
                                              ------------------------------------------------------------------------
                                                               ACCOUNTING
                                                               ADJUSTMENTS
                                                               FOR ERRORS,      RESTATED
                                                             IRREGULARITIES      BEFORE    RECLASSIFICATION
                                              AS PREVIOUSLY  AND ACCOUNTING   DISCONTINUED FOR DISCONTINUED      AS
                                                REPORTED         CHANGE        OPERATIONS      OPERATIONS     RESTATED
                                                ---------       --------       ---------       ---------      --------
Net revenues                                    $ 1,158.0       $  (67.0)      $ 1,091.0       $ (137.3)      $  953.7
                                                ---------       --------       ---------       ---------      --------

Expenses:
   Operating                                        360.7           13.0           373.7          (61.7)         312.0
   Marketing and reservation                        276.9          (18.6)          258.3          (35.8)         222.5
   General and administrative                       169.1           14.2           183.3          (22.3)         161.0
   Depreciation and amortization                     60.9            2.4            63.3           (6.1)          57.2
   Interest, net                                     12.3            2.2            14.5           (4.4)          10.1
                                                ---------       --------       ---------       ---------      --------

Total expenses                                      879.9           13.2           893.1         (130.3)         762.8
                                                ---------       --------       ---------       ---------      --------

Income from continuing operations
   before income taxes and
   cumulative effect
   of accounting change                             278.1          (80.2)          197.9           (7.0)         190.9
Provision for income taxes                          112.2          (30.9)           81.3           (4.2)          77.1
                                                ---------       --------       ---------       ---------      --------

Income from continuing
   operations before
   cumulative effect of
   accounting change                                165.9          (49.3)          116.6           (2.8)         113.8
Income from discontinued
   operations, net of taxes                            --             --              --            2.8            2.8
                                                ---------       --------       ---------       ---------      --------

Income before cumulative
   effect of accounting change                      165.9          (49.3)          116.6             --          116.6
Cumulative effect of
   accounting change, net of tax                       --         (283.1)         (283.1)            --         (283.1)
                                                ---------       --------       ---------       ---------      --------

Net income (loss)                               $   165.9       $ (332.4)      $  (166.5)      $     --       $ (166.5)
                                                =========       ========       =========       =========      ========

INCOME (LOSS) PER SHARE
   BASIC
   Income from continuing
      operations before cumulative
      effect of accounting change               $    0.21                                                     $   0.14
   Income from discontinued
      operations, net                                  --                                                           --
   Cumulative effect of
      accounting change, net                           --                                                        (0.35)
                                                ---------                                                     --------
   Net income (loss)                            $    0.21                                                     $  (0.21)
                                                =========                                                     ========


                                                                     THREE MONTHS ENDED MARCH 31, 1997
                                              ------------------------------------------------------------------------
                                                               ACCOUNTING
                                                               ADJUSTMENTS
                                                               FOR ERRORS,      RESTATED
                                                             IRREGULARITIES      BEFORE    RECLASSIFICATION
                                              AS PREVIOUSLY  AND ACCOUNTING   DISCONTINUED FOR DISCONTINUED      AS
                                                REPORTED         CHANGE        OPERATIONS      OPERATIONS     RESTATED
                                                ---------       --------       ---------       ---------      --------
   DILUTED
   Income from continuing
      operations before cumulative
      effect of accounting change               $    0.19                                                     $   0.13
   Income from discontinued
      operations, net                                  --                                                           --
   Cumulative effect of
      accounting change, net                           --                                                        (0.32)
                                                ---------                                                     ---------
   Net income (loss)                            $    0.19                                                     $  (0.19)
                                                =========                                                     =========


WEIGHTED AVERAGE SHARES
   Basic                                            799.4                                                        799.4
   Diluted                                          877.1                                                        877.1

                                 BALANCE SHEET
                                 (IN MILLIONS)



                                                                          AT MARCH 31, 1998
                                              ------------------------------------------------------------------------
                                                               ACCOUNTING
                                                               ADJUSTMENTS
                                                               FOR ERRORS,      RESTATED
                                                             IRREGULARITIES      BEFORE    RECLASSIFICATION
                                              AS PREVIOUSLY  AND ACCOUNTING   DISCONTINUED FOR DISCONTINUED      AS
                                                REPORTED         CHANGE        OPERATIONS      OPERATIONS     RESTATED
                                                ---------       --------       ---------       ---------      --------
ASSETS
   Cash and cash equivalents                    $   259.4       $ (79.7)       $   179.7       $ (27.4)       $   152.3
   Receivables, net                               1,691.6        (311.4)         1,380.2        (132.1)         1,248.1
   Other current assets                             765.3         415.3          1,180.6         (79.7)         1,100.9
   Net assets of discontinued
      operations                                       --            --               --         491.5            491.5
   Deferred membership
      acquisition costs                             437.5        (437.5)              --            --               --
   Goodwill - net                                 3,412.4        (114.0)         3,298.4        (378.2)         2,920.2
   Other assets                                   3,293.5          (3.9)         3,289.6         (91.1)         3,198.5
                                                ---------       --------       ---------       --------       ---------
Total assets exclusive of
   assets under programs                          9,859.7        (531.2)         9,328.5        (217.0)         9,111.5
                                                ---------       --------       ---------       --------       ---------
Assets under management
   and mortgage programs                          6,667.0            --          6,667.0            --          6,667.0
                                                ---------       --------       ---------       --------       ---------

TOTAL ASSETS                                    $16,526.7       $(531.2)       $15,995.5       $(217.0)       $15,778.5
                                                =========       ========       =========       ========       =========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
   Accounts payable and other                   $ 1,691.4       $(259.0)       $ 1,432.4       $(135.9)       $ 1,296.5
   Deferred income                                1,046.5         313.5          1,360.0              -         1,360.0
   Long-term debt                                 1,106.4           2.6          1,109.0         (52.1)         1,056.9
   Other liabilities                                245.4          20.1            265.5         (29.0)           236.5
                                                ---------       -------        ---------       --------       ---------
Total liabilities exclusive of
   liabilities under programs                     4,089.7          77.2          4,166.9        (217.0)         3,949.9
                                                ---------       -------        ---------       --------       ---------
Liabilities under management
   and mortgage programs                          6,095.4            --          6,095.4            --          6,095.4
                                                ---------       --------       ---------       --------       ---------
Mandatorily redeemable
   preferred securities issued
   by subsidiaries                                1,447.0          22.8          1,469.8            --          1,469.8
                                                ---------       -------        ---------       --------       ---------

Total shareholders' equity                        4,894.6        (631.2)         4,263.4            --          4,263.4
                                                ---------       --------       ---------       --------       ---------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                         $16,526.7       $(531.2)       $15,995.5       $(217.0)       $15,778.5
                                                =========       ========       =========       ========       =========

3.    ACCOUNTING CHANGE

      Effective January 1, 1997, the Company adopted a change in accounting for the recognition of membership revenues and expenses. Prior to such adoption, the Company recorded deferred membership income, net of estimated cancellations, at the time members were billed (upon expiration of the free trial period), which was recognized as revenue ratably over the membership term and modified periodically based on actual cancellation experience. In addition, membership acquisition and renewal costs, which related primarily to membership solicitations, were capitalized as direct response advertising costs due to the Company's ability to demonstrate that the direct response advertising resulted in future economic benefits. Such costs were amortized on a straight-line basis as revenues were recognized (over the average membership period). The Company believed that such accounting policies were appropriate and consistent with industry practice.

      In August 1998, in connection with the Company's cooperation with the SEC investigation into accounting irregularities discovered in the CUC business units, the SEC concluded that when membership fees are fully refundable during the entire membership period, membership revenue should be recognized at the end of the membership period upon the expiration of the refund offer. The SEC Staff further concluded that non-refundable solicitation costs should be expensed as incurred since such costs are not recoverable if membership fees are refunded. Accordingly, effective January 1, 1997, the Company recorded a non-cash after-tax charge of $283.1 million or $.32 per diluted share for the quarter ended March 31, 1997, to account for the cumulative effect of the accounting change.

4.    EARNINGS PER SHARE ("EPS")

      Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. Basic and diluted EPS from continuing operations is calculated as follows:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                         -----------------------------------
(In millions, except per share amounts)                        1998                 1997
                                                         ---------------      --------------
Income from continuing operations before cumulative
      effect of accounting change                        $        183.9       $        113.8
Convertible debt interest                                           3.1                  3.6
                                                         --------------       --------------
Income from continuing operations before cumulative
      effect of accounting change, as adjusted           $        187.0       $        117.4
                                                         ==============       ==============


Weighted average shares - basic                                   838.7                799.4
Potential dilution of common stock:
      Stock options                                                49.7                 39.8
      Convertible debt                                             20.1                 37.9
                                                         --------------       --------------
Weighted average shares - diluted                                 908.5                877.1
                                                         ==============       ==============

EPS - continuing operations before cumulative effect of accounting change

Basic                                                    $         0.22       $         0.14
                                                         ==============       ==============

Diluted                                                  $         0.21       $         0.13
                                                         ==============       ==============

5.    COMPREHENSIVE INCOME

      The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" effective January 1, 1998. The statement establishes standards for reporting an alternative income measurement and its components in the financial statements.

      Components of comprehensive income (loss) are summarized as follows:

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                          ------------------------------------
(In millions)                                                                   1998                 1997
                                                                          ---------------      ---------------
Net income (loss)                                                         $        172.9       $       (166.5)
                                                                          --------------       ---------------
Other comprehensive loss, net of tax:
   Currency translation adjustment                                                 (10.4)               (13.2)
   Net unrealized loss on marketable securities:
     Net unrealized holding loss arising during the period                           (.2)                  --
     Reclassification adjustment for gains included in earnings                       --                 (4.3)
                                                                          ---------------      ---------------
Other comprehensive loss                                                           (10.6)               (17.5)
                                                                          ---------------      ---------------
Comprehensive income (loss)                                               $        162.3       $       (184.0)
                                                                          ===============      ===============


      The components of accumulated other comprehensive loss are as follows:

                                                   NET UNREALIZED            ACCUMULATED             ACCUMULATED
                                                   GAIN (LOSS) ON              CURRENCY                  OTHER
(IN MILLIONS)                                        MARKETABLE              TRANSLATION            COMPREHENSIVE
                                                     SECURITIES              ADJUSTMENT                 LOSS
                                                 ------------------      ------------------      ------------------
Balance, January 1, 1998                         $              .2       $           (38.4)      $           (38.2)
Currency translation adjustment                                 --                   (10.4)                  (10.4)
Net unrealized loss on marketable securities                   (.2)                     --                     (.2)
                                                 ------------------      ------------------      ------------------
Balance, March 31, 1998                          $              --       $           (48.8)      $           (48.8)
                                                 ==================      ==================      ==================

6.    BUSINESS COMBINATIONS

      The acquisitions discussed below were accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values. Excess purchase price over fair value of the underlying net assets acquired is allocated to goodwill. Goodwill is amortized on a straight-line basis over the estimated benefit periods, ranging from 5 to 40 years. The operating results of such acquired companies are included in the Company's consolidated statements of income since the respective dates of acquisition. The pro forma effect of such acquisitions is not material to the operating results of the Company for the three months ended March 31, 1998 and 1997.

      The following table reflects the fair values of assets acquired and liabilities assumed in connection with the Company's acquisitions consummated and other acquisition-related payments made during the three months ended March 31, 1998.

(In millions)
Total consideration:
Cash paid (net of $23.0 million of cash acquired)        $        943.2
                                                         --------------

Assets acquired                                                   181.3
Liabilities assumed                                                24.6
                                                         --------------
Fair value of identifiable net assets acquired                    156.7
                                                         --------------
Goodwill                                                 $        786.5
                                                         ==============

      Harpur Group. On January 20, 1998, the Company completed the acquisition of The Harpur Group Ltd. ("Harpur"), a leading fuel card and vehicle management company in the United Kingdom ("UK"), from privately held H-G Holdings, Inc. for approximately $186.0 million in cash plus future contingent payments of up to $20.0 million over two years.

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

      Other 1998 Acquisitions and Acquisition-Related Payments. The Company acquired certain other entities during the first quarter of 1998 for an aggregate purchase price of approximately $189.6 million in cash. Additionally, the Company made a $100.0 million cash payment to the seller of Resort Condominiums International, Inc. in satisfaction of a contingent purchase liability.

7.    DISCONTINUED OPERATIONS

      On August 12, 1998 (the "Measurement Date"), the Company announced that its Executive Committee of the Board of Directors committed to discontinue the Company's classified advertising and consumer software businesses by disposing of Hebdo Mag International, Inc. ("Hebdo Mag") and Cendant Software Corporation ("Cendant Software"), respectively. The Company has since entered into a definitive agreement to sell Hebdo Mag to its former 50% owners for 7.1 million shares of Company common stock and approximately $400 million in cash. The transaction is expected to be consummated in the fourth quarter of 1998 and is subject to certain conditions, including regulatory approval and financing by the purchaser. The Company expects to recognize a gain of approximately $200 million upon the disposal of Hebdo Mag, assuming a Company stock price of $8.00 per share, the closing price of the Company's common stock on October 7, 1998. In addition, the Company has engaged investment bankers to analyze various strategic alternatives in regard to the disposition of Cendant Software. The Company anticipates that the disposition of Cendant Software will also result in a significant gain.

      Summarized financial data of discontinued operations are as follows:

      STATEMENT OF OPERATIONS DATA:

      (In millions)                                       CONSUMER SOFTWARE                          CLASSIFIED ADVERTISING
                                                         THREE MONTHS ENDED                               THREE MONTHS ENDED
                                                              MARCH 31                                         MARCH 31,
                                             ------------------------------------------    -----------------------------------------
                                                    1998                    1997                  1998                    1997
                                             ------------------      ------------------    ------------------      -----------------
      Net revenues                           $            95.9       $            91.7     $            62.8       $            45.6
                                             -----------------       -----------------     -----------------       -----------------
      Income (loss) before income taxes                  (26.5)                     .7                   9.2                     6.3
      Provision (benefit) for income taxes                (9.6)                    1.8                   3.3                     2.4
                                             ------------------      -----------------     -----------------       -----------------
      Net income (loss)                      $           (16.9)      $            (1.1)    $             5.9       $             3.9
                                             ==================      =================     =================       =================

      The Company has allocated $4.4 million and $1.2 million of interest expense to discontinued operations for the three months ended March 31, 1998 and 1997, respectively. Such interest expense represents the cost of funds associated with businesses acquired by the discontinued business segments at an interest rate consistent with the Company's consolidated effective borrowing rate.


      BALANCE SHEET DATA:

      (In millions)                               CONSUMER SOFTWARE                              CLASSIFIED ADVERTISING
                                        --------------------------------------         ------------------------------------------
                                           AT MARCH 31         AT DECEMBER 31,             AT MARCH 31,         AT DECEMBER 31,
                                              1998                  1997                      1998                    1997
                                        ----------------      ----------------         ------------------      ------------------
      Current assets                    $         174.0       $         209.1          $            65.2       $             58.6
      Goodwill                                    125.1                  42.2                      253.1                    181.5
      Other assets                                 53.4                  49.2                       37.7                     33.2
      Total liabilities                           (63.8)               (127.0)                    (153.2)                  (173.5)
                                        ----------------      ----------------         ------------------      ------------------
      Net assets of discontinued
         operations                     $         288.7       $         173.5          $           202.8       $             99.8
                                        ===============       ===============          =================       ==================

8.    MERGER-RELATED COSTS AND OTHER UNUSUAL CHARGES

      The Company incurred merger-related costs and other unusual charges ("Unusual Charges") in 1997 related to continuing operations of $704.1 million primarily associated with and/or coincident to the Cendant Merger, (the "Fourth Quarter 1997 Charge") and the merger with PHH Corporation (the "Second Quarter 1997 Charge"). The remaining Unusual Charge liabilities at December 31, 1997 and reduction of such liabilities for the three months ended March 31, 1998, are summarized by category of expenditure and by charge as follows:

                                                 LIABILITIES AT       CASH                                       LIABILITIES AT
      (In millions)                            DECEMBER 31, 1997    PAYMENTS       NON-CASH       ADJUSTMENTS    MARCH 31, 1998
                                               -----------------   -----------    ---------      -------------   --------------
      Professional fees                          $     50.7         $  (30.0)     $      --        $      1.9       $    22.6
      Personnel related                               168.5            (60.1)            --               1.2           109.6
      Business terminations                             3.9             (0.6)            --                --             3.3
      Facility related and other                       50.4             (6.3)           3.0                --            47.1
                                                 ----------         --------      ---------        ----------       ---------
            Total                                $    273.5         $  (97.0)     $     3.0        $      3.1       $   182.6
                                                 ==========         ========      =========        ==========       =========

                                                 LIABILITIES AT       CASH                                       LIABILITIES AT
      (In millions)                            DECEMBER 31, 1997    PAYMENTS       NON-CASH       ADJUSTMENTS    MARCH 31, 1998
                                               -----------------   -----------    ---------      -------------   --------------
      Fourth Quarter 1997 Charge                 $    197.4         $  (84.9)     $     --          $    1.9         $  114.4
      Second Quarter 1997 Charge                       76.1            (12.1)          3.0               1.2             68.2
                                                 ----------         --------      --------          --------         --------
            Total                                $    273.5         $  (97.0)     $    3.0          $    3.1         $  182.6
                                                 ==========         ========      ========          ========         ========

      Fourth Quarter 1997 Charge. The $114.4 million of liabilities remaining at March 31, 1998 are primarily comprised of $71.4 million of severance and other personnel related costs. Approximately $8.0 million of such remaining costs will be paid upon the closure of nine European call centers, which will be substantially complete in 1998. Approximately $41.9 million of executive termination benefits will be paid or otherwise extinguished upon settlement of employment obligations. Approximately $21.4 million of outstanding facility-related liabilities will be paid or otherwise extinguished upon the closure of nine European call centers and other office consolidations. The Company incurred $1.9 million of Unusual Charges during the three months ended March 31, 1998 associated with professional fees that were period costs and accordingly, not accrued at December 31, 1997.

      Second Quarter 1997 Charge. The remaining $68.2 million of liabilities remaining at March 31, 1998, primarily consists of $38.2 million of future severance and benefit payments and $29.0 million of future contract and lease termination payments. The Company incurred $1.2 million of Unusual Charges during the three months ended March 31, 1998 associated with severance that represented period costs and accordingly, was not accrued at December 31, 1997.

9.    INVESTMENT IN AVIS RENT A CAR, INC.

      The Company's equity interest in Avis Rent A Car, Inc. ("Avis") was reduced from 27.5% to 20.4% as a result of a secondary offering by Avis of its common stock in March 1998. The Company recognized a pre-tax gain of approximately $17.7 million as a result of the sale, which is included in other revenue in the consolidated statement of operations.

10. ISSUANCE OF FELINE PRIDES AND TRUST PREFERRED SECURITIES.

      On March 2, 1998, Cendant Capital I (the "Trust"), a statutory business Trust formed under the laws of the State of Delaware and a wholly-owned consolidated subsidiary of the Company, issued 29.9 million FELINE PRIDES and 2.3 million trust preferred securities and received approximately
      $1.5 billion in gross proceeds therefrom. The Trust invested the proceeds in 6.45% Senior Debentures due 2003 (the "Debentures"), issued by the Company, which represents the sole asset of the Trust. The obligations of the Trust related to the FELINE PRIDES and trust preferred securities are unconditionally guaranteed by the Company to the extent the Company makes payments pursuant to the Debentures. Upon the issuance of the FELINE PRIDES and trust preferred securities, the Company recorded a liability of $37.3 million with a corresponding reduction to shareholders' equity equal to the present value of the total future contract adjustment payments to be made under the FELINE PRIDES. The FELINE PRIDES, upon issuance, consisted of 27.6 million Income PRIDES and 2.3 million Growth PRIDES, each with a face amount of $50 per PRIDE. The Income PRIDES consist of trust preferred securities and forward purchase contracts under which the holders are required to purchase common stock from the Company in February 2001. The Growth PRIDES consist of zero coupon U.S. Treasury securities and forward purchase contracts under which the holders are required to purchase common stock from the Company in February 2001. The trust preferred securities and the trust preferred securities forming a part of the Income PRIDES, each with a face amount of $50, bear interest, in the form of preferred stock dividends, at the annual rate of 6.45 percent. Such preferred stock dividends are presented as minority interest, net of tax in the consolidated statements of income. Payments under the forward purchase contract forming a part of the Income PRIDES will be made by the Company in the form of a contract adjustment payment at an annual rate of 1.05 percent. The forward purchase contract forming a part of the Growth PRIDES will be made by the Company in the form of a contract adjustment payment at an annual rate of 1.30 percent. The forward purchase contracts require the holder to purchase a minimum of
      1.0395 shares and a maximum of 1.3514 shares of Company common stock per PRIDES security, depending upon the average of the closing price per share of Company common stock for a 20 consecutive day period ending in mid-February of 2001. The Company has the right to defer the contract adjustment payments and the payment of interest on its Debentures to the Trust. Such election will subject the Company to certain restrictions, including restrictions on making dividend payments on its common stock, until all such payments in arrears are settled.

11. PENDING ACQUISITION OF AMERICAN BANKERS INSURANCE GROUP, INC. ("AMERICAN BANKERS")

      On March 23, 1998, the Company entered into a definitive agreement (the "ABI Merger Agreement") to acquire American Bankers for $67 per share in cash and stock, for aggregate consideration of approximately $3.1 billion. The Company has agreed to purchase 23.5 million shares of American Bankers at $67 per share through its pending cash tender offer, to be followed by a merger in which the Company has agreed to deliver Cendant shares with a value of $67 for each remaining share of American Bankers common stock outstanding. The Company has already received anti-trust clearance to acquire American Bankers. The tender offer is subject to the receipt of tenders representing at least 51 percent of the common shares of American Bankers as well as customary closing conditions, including regulatory approvals. From time to time, representatives of the Company and representatives of American Bankers have discussed possible modifications to the terms of the ABI Merger Agreement, including a change in the mix of consideration to increase the cash component and decrease the stock component and changing the transaction to a taxable transaction. No agreement regarding any such modification has been reached and there can be no assurance that such discussion will result in any agreement being reached. The transaction is expected to be completed in the fourth quarter of 1998 or the first quarter of 1999. If no agreement regarding the terms of any modification to the terms of the ABI Merger Agreement is reached, the current ABI Merger Agreement will remain in effect in accordance with its terms. American Bankers provides affordable, specialty insurance products and services through financial institutions, retailers and other entities offering consumer financing.

      In connection with the Company's proposal to acquire American Bankers, the Company has received a bank commitment to provide a $650 million, 364-day revolving credit facility, the proceeds of which are to be used to partially fund the acquisition. This credit facility will bear interest, at the option of the Company, at rates based on prime rates, as defined, or LIBOR plus an applicable variable margin.

12.   COMPANY INVESTIGATION AND LITIGATION

      Since the Company's April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the date hereof, seventy-one purported class action lawsuits and one individual lawsuit have been filed against the Company and certain current and former officers and directors of the Company and HFS, asserting various claims under the federal securities law (the "Federal Securities Actions"). Some of the actions also name as defendants Merrill Lynch & Co. and, in one case, Chase Securities, Inc., underwriters for the Company's PRIDES securities offering; two others also name Ernst & Young LLP, the Company's former independent accountants. Sixty-four of the Federal Securities Actions were filed in the United States District Court for the District of New Jersey, six were filed in the United States District Court for the District of Connecticut (including the individual action), one was filed in the United States District Court for the Eastern District of Pennsylvania, and one has been filed in New Jersey Superior Court. The Federal Securities Actions filed in the District of Connecticut and Eastern District of Pennsylvania have been transferred to the District of New Jersey. On June 10, 1998, the Company moved to dismiss or stay the Federal Securities Actions filed in New Jersey Superior Court on the ground that, among other things, it is duplicative of the actions filed in federal courts. The court granted that motion on August 7, 1998 without prejudice to the plaintiff's right to refile the case in the District of New Jersey.

      Certain of these Federal Securities Actions purport to be brought on behalf of purchasers of the Company's common stock and/or options on common stock during various periods, most frequently beginning May 28, 1997 and ending April 15, 1998 (although the alleged class periods begin as early as March 21, 1995 and end as late as July 15, 1998). Others claim to be brought on behalf of persons who exchanged common stock of HFS for the Company's common stock in connection with the Cendant Merger. Some plaintiffs purport to represent both of these types of investors.

      In addition, eight actions pending in the District of New Jersey purport to be brought, either in their entirety or in part, on behalf of purchasers of the Company's PRIDES securities. The complaints in the Federal Securities Actions allege, among other things, that as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused the prices of the Company's securities to be inflated artificially. The Federal Securities Actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and Rule 10b-5 promulgated thereunder, Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, Section 20(a) of the Exchange Act and Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the "Securities Act"). Certain actions also allege violations of common law. The individual action also alleges violations of Section 18(a) of the Exchange Act and the Florida securities law. The class action complaints seek damages in unspecified amounts. The individual action seeks damages in the amount of approximately $9 million plus interest and expenses.

      On May 29, 1998, United States Magistrate Judge Joel A. Pisano entered an order consolidating the 50 Federal Securities Actions that had at that time been filed in the United States District Court for the District of New Jersey, under the caption In re: Cendant Corporation Litigation, Master File No. 98-1664 (WHW). Pursuant to the Order, all related actions subsequently filed in the District of New Jersey are to be consolidated under that caption. United States District Court Judge William H. Walls has selected lead plaintiffs to represent all potential class members in the consolidated actions. He also ordered that applications seeking appointment as lead counsel to represent the lead plaintiffs are to be filed with the Court by September 17, 1998. The selection of lead counsel is pending.

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

      Another action, entitled Corwin v. Silverman, et al., No. 16347-NC, was filed on April 29, 1998 in the Court of Chancery for the State of Delaware. The Corwin action is purportedly brought both derivatively, on behalf of the Company, and as a class action, on behalf of all shareholders of HFS who exchanged their HFS shares for the Company's shares in connection with the Cendant Merger. The Corwin action names as defendants HFS and twenty-eight individuals who are and were directors of Cendant and HFS. The complaint in the Corwin action alleges that the defendants breached their fiduciary duties of loyalty, good faith, care and candor in connection with the Cendant Merger, in that they failed to properly investigate the operations and financial statements of the Company before approving the Cendant Merger at an allegedly inadequate price. The amended complaint also alleges that the Company's directors breached their fiduciary duties by entering into an employment agreement with Cendant's former Chairman, Walter Forbes, in connection with the Cendant Merger that purportedly amounted to corporate waste. The Corwin action seeks, among other things, recision of the Cendant Merger and compensation for all losses and damages allegedly suffered in connection therewith.

      The staff of the Securities and Exchange Commission (the "SEC") and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC staff has advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

      In connection with the Cendant Merger, certain officers and directors of HFS exchanged their shares of HFS common stock and options exercisable for HFS common stock for shares of the Company's common stock and options exercisable for the Company's common stock, respectively. As a result of the aforementioned accounting irregularities, such officers and directors have advised the Company that they believe they have claims against the Company in connection with such exchange. In addition, certain current and former officers and directors of the Company would consider themselves to be members of any class ultimately certified in the Federal Securities Actions now pending in which the Company is named as a defendant by virtue of their have been HFS stockholders at the time of the Cendant Merger.

      While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such proceedings could have a material adverse impact on the financial condition, results of operations and cash flows of the Company.

13.   NEW ACCOUNTING STANDARD

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

14.   SUBSEQUENT EVENTS

      COMPLETED ACQUISITION

      National Parking Corporation. On April 27, 1998, the Company completed the acquisition of National Parking Corporation Limited ("NPC") for $1.6 billion in cash, which included the repayment of approximately $227 million of outstanding NPC debt. NPC is substantially comprised of two operating subsidiaries; National Car Parks and Green Flag. National Car Parks is the largest private (non-municipal) single car park operator in the UK and Green Flag is the third largest roadside assistance group in the UK and offers a wide-range of emergency support and rescue services.

      PENDING ACQUISITION

      RAC Motoring Services. On May 21, 1998, the Company announced that it has reached a definitive agreement with the Board of Directors of Royal Automobile Club Limited ("RACL") to acquire their RAC Motoring Services subsidiary ("RACMS") for approximately $735 million in cash. The sale of RACMS has subsequently been approved by its shareholders. On September 27, 1998, the UK Secretary of State for Trade and Industry referred the RACMS acquisition to the U.K. Monopolies and Mergers Commission (the "MMC"). Closing is subject to certain conditions, including MMC approval. Although no assurances can be made, the Company currently anticipates that the transaction will be completed in the spring of 1999. RAC Motoring Services is the second-largest roadside assistance company in the UK and also owns the UK's largest driving school company.

      FINANCING TRANSACTIONS

      Term Loan Facility. On May 29 1998, the Company entered into a 364-day term loan agreement with a syndicate of financial institutions which provided for borrowings of $3.25 billion (the "Term Loan Facility"). The Term Loan Facility, as amended, bears interest at LIBOR plus an applicable LIBOR spread, as defined. Upon the execution of the Term Loan Facility, temporary credit agreements, which provided for $1.0 billion of borrowings, were terminated. The Term Loan Facility, as amended, contains certain restrictive covenants, which are substantially similar to and consistent with the covenants in effect for the Company's existing revolving credit agreements.

      Redemption of 4-3/4% Notes. On May 4, 1998, the Company redeemed all of its outstanding ($144.5 million principal amount) 4-3/4% Convertible Senior Notes (the "4-3/4% Notes") at a price of 103.393% of the principal amount together with interest accrued to the redemption date. Prior to the redemption date, during 1998, holders of such notes exchanged $95.5 million of the 4-3/4% Notes for 3.4 million shares of Company common stock.

      Redemption of 6-1/2% Notes. On April 8, 1998, the Company exercised its option to call its 6-1/2% Convertible Subordinated Notes (the "6-1/2% Notes") for redemption on May 11, 1998, in accordance with the provisions of the indenture relating to the 6-1/2% Notes. Prior to the redemption date, during 1998, all of the outstanding 6-1/2% Notes were converted into 2.1 million shares of Company common stock.

      SEVERANCE AGREEMENT

      On July 28, 1998, the Company announced that Walter A. Forbes resigned as Chairman of the Company and as a member of the Board of Directors. The severance agreement reached with Mr. Forbes entitles him the benefits required by his employment contract relating to a termination of Mr. Forbes' employment with the Company for reasons other than for cause. Aggregate benefits resulted in a $50.4 million third quarter 1998 expense comprised of $37.9 million in cash payments and 1.3 million of Company stock options with a Black-Scholes value of $12.5 million. Such options were immediately vested and expire on July 28, 2008.

      REPRICING OF STOCK OPTIONS

      On July 28, 1998, the Compensation Committee of the Board of Directors approved, in principle, a program to reprice certain Company stock options granted to employees of the Company, other than executive officers, during December 1997 and the first quarter of 1998. The new option price for such stock options is to be the market price of the Company's common stock as reported on the New York Stock Exchange shortly after the filing of the Company's restated Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 1998 and June 30, 1998 (the "New Price"). On September 23, 1998, the Compensation Committee extended a repricing and option exchange program to certain executive officers and senior managers of the Company subject to certain conditions including revocation of a portion of existing options plus repricing of other portions at prices at and above fair market value at the time of repricing. Additionally, a management equity ownership program was adopted that requires these executive officers and senior managers to acquire Company common stock at various levels commensurate with their respective compensation levels. The repricing will be accomplished by canceling existing options and issuing new options at the New Price.

      TERMINATION OF ACQUISITION AGREEMENT

      On October 5, 1998, the Company announced it terminated its agreement to acquire Providian Auto and Home Insurance Company ("Providian"). The termination date in the Company's agreement to acquire Providian was September 30, 1998. Certain representations and covenants in the acquisition agreement had not been fulfilled and the conditions to closing had not been met. The Company did not pursue an extension of the termination agreement date of the agreement because Providian no longer met the Company's acquisition criteria.

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

      The Company provides fee-based services to consumers within its Travel, Real Estate and Alliance Marketing business segments. The Company generally does not own the assets or share the risks associated with the underlying businesses of its customers. In the Travel Services segment, the Company is the world's largest franchisor of lodging facilities and rental car facilities, the leading provider of vacation timeshare exchange services and a leading provider of international fleet management services. In the Real Estate Services segment, the Company is the world's largest franchisor of residential real estate brokerage offices, the world's largest provider of corporate relocation services and is a leading mortgage lender in the United States. In the Alliance Marketing segment, the Company is a leading provider of membership consumer services and products.

RESTATEMENT

      As publicly announced on April 15, 1998, the Company discovered accounting irregularities in certain business units of CUC. As a result, the Company together with its counsel and assisted by auditors, immediately began an intensive investigation (the "Company Investigation"). In addition, the Audit Committee of the Company's Board of Directors initiated an investigation into such matters (the "Audit Committee Investigation", together with the Company Investigation, the "Investigations"). On July 14, 1998, the Company announced that the accounting irregularities were greater than those initially discovered in April and that the irregularities affected the accounting records of the majority of the CUC business units. On August 13, 1998, the Company announced that the Company Investigation was complete and on August 27, 1998, the Company announced that the Audit Committee had submitted its report to the Board of Directors on the Audit Committee Investigation into the accounting irregularities and its conclusions regarding responsibility for those actions. As a result of the findings from the Investigations and a concurrent internal financial review process by the Company which revealed both accounting errors and accounting irregularities, the underlying financial information for the three months ended March 31, 1998 and 1997 has been restated to incorporate all relevant information obtained therefrom. Such quarterly results presented herein have also been restated for (i) a change in accounting, effective January 1, 1997, related to revenue and expense recognition for memberships and
(ii) discontinued operations.

      Restated net income (loss) totaled $172.9 million and ($166.5) million for the quarters ended March 31, 1998 and 1997, respectively, ($.20 and $(.19) per diluted share, respectively). The Company originally reported (prior to restatement) net income of $229.5 million and $165.9 million for the quarters ended March 31, 1998 and 1997, respectively ($.26 and $.19 per diluted share, respectively), which included income from continuing operations of $235.0 million ($.26 per diluted share) in 1998 and $160.8 million ($.19 per diluted share) in 1997.

       The corresponding restated income from continuing operations, before the cumulative effect of a change in accounting and merger related costs and other unusual charges, for the quarterly periods ended March 31, 1998 and 1997 totaled $186.2 million ($.20 per diluted share) and $113.8 million ($.13 per diluted share), respectively. The decreases in such restated amounts
(1998 - $48.8 million, 1997 - $47.0 million) compared to those amounts originally reported were the result of additional net after-tax expense in 1998 and 1997 of $34.6 million ($.04 per diluted share) and $1.8 million, respectively, due to the aforementioned change in accounting, $14.0 million ($.02 per diluted share) associated with the correction of an error related to the misapplication of accounting policies in connection with the sale of coupon books within the Lifestyle division of Alliance Marketing in 1998 and other accounting errors and/or irregularities in 1998 and 1997 of $0.2 million
($.00 per diluted share) and $45.2 million ($.05 per diluted share), respectively.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 VS THREE MONTHS ENDED MARCH 31, 1997

      The operating results of the Company and its underlying business segments for the three months ended March 31, 1998 and 1997 are comprised of business combinations accounted for by the purchase method of accounting. Accordingly, the results of operations of such acquired companies have been included in the consolidated operating results of the Company and its applicable business segments from the respective dates of acquisition.

      In the underlying Results of Operations discussion of the Company and its business segments, operating expenses exclude net interest expense, income taxes and minority interest. The operating results of the Company for the three months ended March 31, 1998 and 1997 are as follows:

(In millions)                                  THREE MONTHS ENDED MARCH 31,
                                          -------------------------------------
                                            1998         1997          VARIANCE
                                          --------     ---------      ---------
-------------------------------------------------------------------------------
CONTINUING OPERATIONS:
Net revenues                              $1,129.4     $   953.7         18%
Operating expenses                           814.2         752.7          8%
                                          --------     ---------
OPERATING INCOME                             315.2         201.0         57%
   Interest, net                              18.9          10.1         87%
                                          --------     ---------
Pre-tax income before minority interest
   and cumulative effect of accounting
   change                                    296.3         190.9         55%
Provision for income taxes                   107.5          77.1         39%
Minority interest, net                         4.9            --          *
                                          --------     ---------
INCOME FROM CONTINUING OPERATIONS            183.9         113.8         62%
-------------------------------------------------------------------------------

Income (loss) from discontinued
   operations, net of taxes                  (11.0)          2.8          *
Cumulative effect of accounting
   change, net of tax                           --        (283.1)         *
                                          --------     ---------         --
Net income (loss)                         $  172.9     $  (166.5)         *
                                          ========     =========

---------------------
*Not meaningful

      Operating income from continuing operations increased $114.2 million
(57%) due to a $175.7 million (18%) increase in net revenues and only a $61.5 million (8%) increase in operating expenses. The lower percentage increase in operating expenses was partially attributable to a $15.0 million decrease in general and administrative expenses primarily associated with a $12.2 million reduction in PHH corporate and relocation business expenses resulting from post PHH merger savings as well as the elimination of $3.9 million of expenses associated with Interval International, Inc., ("Interval"), which was sold in December 1997. Businesses acquired in 1998 (Jackson Hewitt and The Harpur Group) contributed $27.2 million to the increase in operating income while the remainder was due to internal growth within existing businesses owned by the Company for the full 1998 and 1997 quarterly periods. A discussion of operating income is included in the segment discussion to follow.

      The $8.8 million (87%) increase in interest expense, net was primarily attributable to (i) incremental average borrowings under revolving credit facilities during the first of quarter 1998 (prior to the March 1998 issuance of the FELINE PRIDES), which were used to substantially finance $943.2 million of the Company's first quarter 1998 acquisitions, including Jackson Hewitt and The Harpur Group; and (ii) interest income earned in 1997 on the proceeds from the February 1997 issuance of $550 million 3% Notes and other available cash, which were invested in short-term marketable securities.

      The Company's effective income tax rate related to continuing operations decreased from 41% in 1997 to 36% in 1998 as a result of the impact of lower tax rates in international jurisdictions, lower non-deductible amortization expense as a percentage of pre-tax income and other executed tax planning initiatives.

      The Company recorded minority interest expense of $4.9 million in 1998 related to the preferred dividend payable on mandatorily redeemable preferred securities issued on March 2, 1998 (See "LIQUIDITY AND CAPITAL RESOURCES - Financing Exclusive of Management and Mortgage Program Financing").

      Discontinued operations, consisting of the Company's consumer software and classified advertising businesses generated net income (loss) in 1998 and 1997 of $(11.0) million and $2.8 million, respectively. The consumer software business incurred incremental net losses of $15.8 million on a net revenue increase of $4.2 million, principally due to incremental development and marketing costs. Net income of the classified advertising business increased $2.0 million on a net revenue increase of $17.2 million. Such increases within the classified advertising business were primarily the result of profits from businesses acquired by Hebdo Mag International, Inc. prior to its merger with the Company, during the fourth quarter of 1997. The operating income increase within the classified advertising segment was partially offset by a higher effective tax rate in 1998.

      The Company recorded a non-cash after tax charge in 1997 of $283.1 million to account for the cumulative effect of an accounting change, effective January 1, 1997, related to revenue and expense recognition for memberships.

SEGMENT DISCUSSION

      The underlying discussion of each segment's continuing operating results focuses on profits from continuing operations, excluding interest, taxes, and cumulative effect of a change in accounting ("Operating Income"). Management believes such discussion is the most informative representation of recurring, non-transactional related operating results of the Company's business segments.

TRAVEL SERVICES SEGMENT

      The Company operates business units that provide services necessary to domestic and international travelers. The Company is the world's largest franchisor of nationally recognized hotel brands and car rental operations
(Avis), which are responsible for 16% of all hotel rooms sold and 25% of all cars rented in the United States, respectively. Royalty revenue is received from franchisees under contracts that generally range from 10 to 50 years in duration. The Company is the world's largest provider of timeshare exchange services (RCI) to timeshare owners under one to three year membership programs which require both exchange fees for swapping vacation weeks and recurring and renewal membership fees. In addition, the Company is a leading provider of corporate fleet management and leasing services and is also the largest value-added tax processor worldwide.




(In millions)                          THREE MONTHS ENDED MARCH 31,
                                -------------------------------------------
                                   1998              1997          VARIANCE
                                -----------      ------------      --------
      Net revenue               $     361.5      $      327.0         11%
      Operating expenses              209.1             217.6         (4%)
                                -----------      ------------
      Operating income          $     152.4      $      109.4         39%
                                ===========      ============

      Operating income increased $43.0 million (39%) as a result of double-digit percentage point growth in business units comprising 98% of the combined Travel Segment operating income. Revenue increased $34.5 million (11%) while expenses decreased $8.5 million (4%). Harpur, acquired in January 1998, accounted for $7.4 million of net revenues and $4.4 million in operating expenses during the 1998 quarter. On a comparable basis, excluding the 1998 acquisition of Harpur, operating income increased $40.0 million (37%) and operating margins increased from 33% to 42%.

       Lodging operating income increased $8.8 million (25%) as a result of a $4.8 million revenue increase and a $4.0 million reduction in expenses. The revenue increase resulted from a 2% increase in franchisee revenue per available room and a 2% royalty rate increase as well as increased initial franchise fees received from new franchisees seeking to join Company franchise systems. Expenses within the lodging business decreased due to: (i) lower amortization expense corresponding to a reduction of intangible assets as part of the fourth quarter 1997 restructuring of franchise brands and (ii) a reduction of corporate overhead allocated to the lodging business unit as the Company leveraged its corporate infrastructure among more businesses. Timeshare operating income increased $16.1 million (81%) primarily as a result of a $12.6 million (13%) increase in revenue, while expenses decreased $3.5 million. The $12.6 million (13%) revenue increase included continued volume growth in both exchanges and memberships (6%) and an increase in average pricing (2%). The decrease in Timeshare expenses reflect continued benefits of post-acquisition reorganization of timeshare operations. Car rental operating income increased $12.3 million (80%) as a result of increased international trademark license fees and as well as increased royalties from Avis, which acquired Los Angeles, California area franchised locations in 1998. Avis franchisees also experienced a 6% increase in car rental pricing. Fleet management operating income increased $8.4 million (25%) as a result of $5.1 million of increased revenue and $3.3 million of decreased expenses. The Fleet management revenue increase resulted primarily from a $5.1 million increase in net leasing revenue. The reduction in Fleet management expenses primarily results from reduced expenses mainly associated with the restructuring of operations following the Company's second quarter 1997 merger with PHH Corporation.

REAL ESTATE SERVICES SEGMENT

      The Company operates business units that provide a range of services related to home sales, principally in the United States. The Company is the world's largest franchisor of real estate brokerage offices through its CENTURY 21, COLDWELL BANKER and ERA franchise brands, which were involved in more than 25% of homes sold in the United States in 1997. Similar to the Travel Services Segment franchise businesses, the Company receives royalty revenue from approximately 11,500 franchisees under contracts with terms ranging from 5 to 50 years. The Company operates the world's largest provider of corporate employee relocation services and receives fees for providing an array of services which include selling relocating employees' homes (without recourse to the Company), assisting the relocating employee in finding a home, moving household goods, expense reporting and other services. The Company also operates the largest in-bound mortgage telemarketing operation in the United States. Cendant Mortgage Corporation generates origination profits from the sale of mortgage notes, generally within 45 days of origination but retains recurring servicing revenue streams over the life of the mortgage. Each Real Estate Services business provides customer referrals to other Real Estate Services businesses.

(In millions)                          THREE MONTHS ENDED MARCH 31,
                              --------------------------------------------
                                  1998            1997            VARIANCE
                              -----------      ----------         --------
      Net revenue             $     279.1      $    191.1            46%
      Operating expenses            176.1           143.2            23%
                              -----------      ----------
      Operating income        $     103.0      $     47.9           115%
                              ===========      ==========

      Operating income increased $55.1 million (115%) as a result of corresponding double-digit percentage point increases in the Real Estate franchise, Relocation Services and Mortgage Services business units. Revenue increased $88.0 million (46%) while expenses increased only $32.9 million (23%). Real Estate franchise operating income grew $26.6 million (135%) primarily as a result of a $22.8 million increase in royalty revenue while expenses increased only $2.4 million driving a 19 percentage point increase in the operating margin. The increase in real estate franchise royalty revenue was attributable to a 21% increase in franchisee home sales volume and a 14% increase in the underlying average sales price of homes sold. Relocation Services operating income increased $8.5 million (61%) primarily as a result of a $14.4 million net increase in home sale, referral and other relocation fees while expenses increased only $5.9 million. Operating income at the Mortgage Services business unit increased $21.2 million (166%) due primarily to a $2.8 billion (159%) increase in mortgage originations and a $5.8 billion (23%) increase in the average loan servicing portfolio. These factors contributed to $34.7 million and $9.3 million increases in production and service fee revenue, respectively, while operating expenses reflecting the increase in loan origination volume increased $23.2 million (111%).

ALLIANCE MARKETING SEGMENT

      The Company derives its Alliance Marketing revenue principally from membership fees, insurance premiums and product sales. The Alliance Marketing Segment is divided into three divisions: individual membership ("Individual Membership"); insurance/wholesale ("Insurance/Wholesale"); and lifestyle ("Lifestyle"). Individual Membership, with more than 33 million members, provides customers with access to a variety of products and services in such areas as retail shopping, credit information, travel, auto, dining and home improvement. Insurance/Wholesale, with nearly 31 million customers, markets and administers insurance products, primarily accidental death insurance. Insurance/wholesale also provides services such as checking account enhancement packages, various financial products and discount programs to financial institutions, which in turn provide these services to their customers. Lifestyle, with over 11 million customers, provides customers with unique products and services that are designed to enhance a customer's lifestyle.

      Alliance Marketing growth is generated primarily from direct marketing to consumers or by partnering with businesses such as banks, credit card and travel companies which furnish access to their client base. Commencing with the Cendant Merger, Alliance Marketing businesses have unfettered access to the customers of the Company's Travel Segment businesses which account for 1 of 6 U.S. hotel rooms sold, 1 of 4 cars rented in the U.S. and more than 70% of timeshare resort vacation exchanges worldwide. Alliance Marketing businesses also have access to customers of the Company's Real Estate Segment business which participate in more than 25% of U.S. home sales, more than 50% of corporate employee relocations and more than $25 billion in annual mortgage originations.

(In millions)                            THREE MONTHS ENDED MARCH 31,
                                  -------------------------------------------
                                     1998            1997            VARIANCE
                                  ---------       ----------         --------
      Net revenue                 $   372.0       $    353.9             5%
      Operating expenses              377.5            321.1            18%
                                  ---------       ----------
      Operating income (loss)     $    (5.5)      $     32.8          (117%)
                                  =========       ==========


      Operating income for the Alliance Marketing segment decreased $38.3 million (117%), resulting in a $5.5 million operating loss due primarily to increased membership solicitation expenses.

      Individual Membership operating income decreased $27.9 million (234%) from operating income in 1997 of $11.9 million to a 1998 operating loss of $16.0 million. The revenue increase was more than offset by a $32.0 million (21%) increase in operating expenses. Revenue increased $4.1 million (2%) due primarily to a $7.8 million (46%) increase in travel agent commissions, due primarily to increased membership solicitation costs, which are expensed as incurred.

      Insurance/Wholesale operating income increased $11.1 million (45%) to $36.0 million. Revenue increased $22.1 million (20%) to $134.0 million and was partially offset by an increase in operating expenses of $11.1 (13%). Domestic revenues increased $15.3 million (17%) to $107.2 million. This revenue increase was primarily due to new customer additions. Domestic expenses increased by $5.0 million (7%) due primarily to increased marketing and servicing expenses. International revenues increased $6.8 million (34%) to $26.8 million while expenses increased $6.1 million (33%) to $24.6 million. The international business continued its expansion into new countries and markets, accounting for growth in both revenue and expenses.

      Lifestyle operating loss increased $21.5 million to $25.4 million. The increased loss was due to a revenue decrease of $8.2 million (11%) and an expense increase of $13.3 million (17%). Revenue and operating income at Entertainment Publications, Inc. ("EPub") decreased by $7.3 million (44%) and $9.1 million (66%), respectively. This decline reflects a change in sales focus from community group to school distribution channels, which impacted 1998 revenue. School and community group distribution channels both generate revenues in the third and fourth quarters, but community group distribution channels also generate first quarter sales. The North American Outdoor Group ("NAOG") posted revenue gains of $2.8 million (12%), but operating income fell $6.7 million (203%). These changes were due primarily to an increase in book, video and advertising revenues being offset by higher membership solicitation costs of $5.8 million and losses associated with the introduction of a new Golf membership club.

OTHER SERVICES SEGMENT

      The Company operates a variety of other businesses in addition to those which comprise each of the Company's core business segments. Such business operations and transactions are primarily comprised of (i) franchising the second largest tax preparation service system in the United States as a result of the Company's first quarter 1998 acquisition of Jackson Hewitt, Inc.; (ii) information technology and reservation system support services provided to the car rental and hotel industry ("Wizcom"); (iii) casino credit information and marketing services ("Casino Marketing"); and (iv) the equity in earnings from the Company's investment in the Avis Rent A Car Inc. ("Avis") car rental company.

(In millions)                       THREE MONTHS ENDED MARCH 31,
                              --------------------------------------
                                 1998            1997       VARIANCE
                              ---------       ---------     --------
    Net revenue               $   116.8       $    81.7         43%
    Operating expenses             51.5            70.8        (27%)
                              ---------       ---------
    Operating income          $    65.3       $    10.9        499%
                              =========       =========

      Operating income increased $54.4 million primarily as a result of $24.2 million of profits from acquired Jackson Hewitt operations, a $17.7 million pre-tax gain on the sale of Avis common stock in a March secondary offering and incremental investment income.

      Revenue increased $35.1 million, which includes $36.3 million of revenue from acquired Jackson Hewitt operations, $28.9 million from the sale of Avis stock and investment income net of $28.6 million decrease in revenue associated with Interval operations sold in December 1997. Operating expenses decreased $19.3 million (27%) primarily from $18.8 million of expenses associated with sold Interval operations and a $10.0 million reduction in corporate administrative expenses net of $12.1 million of expenses associated with acquired Jackson Hewitt operations.

LIQUIDITY AND CAPITAL RESOURCES

PENDING ACQUISITIONS

American Bankers. On March 23, 1998, the Company entered into a definitive agreement (the "ABI Merger Agreement") to acquire American Bankers Insurance Group, Inc. ("American Bankers") for $67 per share in cash and stock, for aggregate consideration of approximately $3.1 billion. The Company agreed to purchase 23.5 million shares of American Bankers at $67 per share through its pending cash tender offer, to be followed by a merger in which the Company agreed to deliver Cendant shares with a value of $67 for each remaining share of American Bankers common stock outstanding. The Company has received anti-trust clearance to acquire American Bankers. The tender offer is subject to the receipt of tenders representing at least 51 percent of the common shares of American Bankers as well as customary closing conditions, including regulatory approvals. The Company plans to fund this acquisition with proceeds received from either its new term loan arrangement, borrowings under other committed facilities, operating cash flow or a combination of the above. The Company may also fund a portion of the purchase price with equity or proceeds from the disposition of its consumer software and classified advertising businesses. (See - Discontinued Operations) From time to time, representatives of the Company and representatives of American Bankers have discussed possible modifications to the terms of the ABI Merger Agreement, including a change in the mix of consideration to increase the cash component and decrease the stock component and changing the transaction to a taxable transaction. No agreement regarding any such modification has been reached and there can be no assurance that such discussion will result in any agreement being reached. If no agreement regarding the terms of any modifications to the terms of the ABI Merger Agreement is reached, the current ABI Merger Agreement will remain in effect in accordance with its terms. The transaction is expected to be completed in the fourth quarter of 1998 or the first quarter of 1999. American Bankers provides affordable, specialty insurance products and services through financial institutions, retailers and other entities offering consumer financing.

RAC Motoring Services. On May 21, 1998, the Company announced that it has reached a definitive agreement with the Board of Directors of Royal Automobile Club Limited ("RACL") to acquire their RAC Motoring Services subsidiary ("RACMS") for approximately $735 million in cash. The sale of RACMS has subsequently been approved by its shareholders. On September 27, 1998, the UK Secretary of State for Trade and Industry referred the RACMS acquisition to the U.K. Monopolies and Mergers Commission (the "MMC"). Closing is subject to certain conditions, including MMC approval. Although no assurances can be made, the Company currently anticipates that the transaction will be completed in the spring of 1999. The Company plans to fund this acquisition with proceeds from either its new term loan arrangement, borrowings under other committed facilities, operating cash flow or a combination of the above.


COMPLETED ACQUISITIONS

National Parking Corporation. On April 27, 1998, the Company acquired National Parking Corporation ("NPC") for $1.6 billion in cash, which included the repayment of approximately $227 million of outstanding NPC debt. NPC is substantially comprised of two operating subsidiaries; National Car Parks and Green Flag. National Car Parks is the largest private (non-municipal) single car park operator in the UK and Green Flag operates the third largest roadside assistance group in the UK and offers a wide-range of emergency support and rescue services. The Company funded the NPC acquisition with borrowings under its revolving credit facilities.

Harpur Group. On January 20, 1998, the Company completed the acquisition of Harpur, a leading fuel card and vehicle management company in the UK, from privately held H-G Holdings, Inc. for approximately $186 million in cash plus future contingent payments of up to $20 million over two years.

Jackson Hewitt. On January 7, 1998, the Company completed the acquisition of Jackson Hewitt Inc. ("Jackson Hewitt") for approximately $480 million in cash. Jackson Hewitt operates the second largest tax preparation service franchise system in the United States. The Jackson Hewitt franchise system specializes in computerized preparation of federal and state individual income tax returns.

Other Completed 1998 Acquisitions. The Company acquired certain other entities for an aggregate purchase price of approximately $348.5 million in cash during the six months ended June 30, 1998. Such acquisitions were accounted for under the purchase method of accounting. Additionally, the Company made a $100.0 million cash payment to the seller of Resort Condominium International, Inc. in satisfaction of a contingent purchase liability.

TERMINATION OF ACQUISITION AGREEMENT

On October 5, 1998, the Company announced it terminated its agreement to acquire Providian Auto and Home Insurance Company ("Providian"). The termination date in the Company's agreement to acquire Providian was September 30, 1998. Certain representations and covenants in the acquisition agreement had not been fulfilled and the conditions to closing had not been met. The Company did not pursue an extension of the termination date of the agreement because Providian no longer met the Company's acquisition criteria.

DISCONTINUED OPERATIONS

On August 12, 1998 (the "Measurement Date"), the Company announced that its Executive Committee of the Board of Directors committed to discontinue the Company's classified advertising and consumer software businesses by disposing of Hebdo Mag International ("Hebdo Mag") and Cendant Software Corporation ("Cendant Software"), respectively. The Company has since entered into a definitive agreement to sell Hebdo Mag to its former 50% owners for 7.1 million shares of Company common stock and approximately $400 million in cash. The transaction is expected to consummate in the fourth quarter of 1998 and is subject to certain conditions, including regulatory approval and financing by the purchaser. The Company expects to recognize a gain of approximately $200 million upon the disposal of Hebdo Mag, assuming a Company stock price of $8.00 per share, the closing price of the Company's common stock on October 7, 1998. In addition, the Company has engaged investment bankers to analyze various strategic alternatives in regard to the disposition of Cendant Software, which is to occur within one year of the Measurement Date. The Company anticipates that the disposition of Cendant Software will also result in a significant gain. The Company believes that the divesting of its Hebdo Mag and Cendant Software subsidiaries will generate significant proceeds.


FINANCING (EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAM FINANCING)

      The Company believes that it has sufficient liquidity and access to liquidity through various sources. The Company has been unable to access equity and public debt markets pending the filing of its restated financial statements with the Securities and Exchange Commission. Accordingly, the Company has secured additional liquidity through other sources including a 364-day, $3.25 billion term loan facility and committed revolving credit facilities of $2.458 billion, including a bank commitment to provide a $650 million, 364-day revolving facility, which is available to partially fund the American Bankers acquisition.

      On May 29, 1998, the Company entered into a 364-day term loan facility with a syndicate of financial institutions which provides for borrowings of $3.25 billion (the "Term Loan Facility"). The Term Loan Facility bears interest at LIBOR plus the applicable LIBOR spread, as defined. The Company intends to repay all outstanding borrowings under the Term Loan Facility as soon as practicable. Upon the execution of the Term Loan Facility, temporary credit agreements, which provided for $1.0 billion of borrowings, were terminated. The Term Loan Facility contains certain restrictive covenants, which are substantially similar to and consistent with the covenants in effect for the Company's existing revolving credit agreements. At June 30, 1998, the full amount of the commitment under the Term Loan Facility was drawn. The Company used $2.0 billion of the proceeds from the Term Loan Facility to repay the outstanding borrowings under its revolving credit facilities and intends to use the remainder for the acquisition of American Bankers, RACMS and for general corporate purposes.

      The Company's primary credit facility, as amended, consists of (i) a $750.0 million, five year revolving credit facility (the "Five Year Revolving Credit Facility") and (ii) a $1.058 billion, 364 day revolving credit facility (the "364 Day Revolving Credit Facility") (collectively the "Revolving Credit Facilities"). The 364 Day Revolving Credit Facility will mature on October 30, 1998 but may be renewed on an annual basis for an additional 364 days upon receiving lender approval. The Company has submitted an extension request to the lenders under the 364 Day Revolving Credit Facility and anticipates that approximately $1.0 billion will be renewed. The Five Year Revolving Credit Facility will mature on October 1, 2001. Borrowings under the Revolving Credit Facilities, at the option of the Company, bear interest based on competitive bids of lenders participating in the facilities, at prime rates or at LIBOR plus a margin of approximately 22 basis points. The Company is required to pay a per annum facility fee of .08% and .06% of the average daily unused commitments under the Five Year Revolving Credit Facility and 364 Day Revolving Credit Facility, respectively. The interest rates and facility fees are subject to change based upon credit ratings on the Company's senior unsecured long-term debt by nationally recognized debt rating agencies. The Revolving Credit Facilities contain certain restrictive covenants including restrictions on indebtedness, mergers, liquidations and sale and leaseback transactions and requires the maintenance of certain financial ratios, including a 3:1 minimum interest coverage ratio and a 3.5:1 maximum debt coverage ratio, as defined.

      The Company's long-term debt was $1.1 billion at March 31, 1998, which primarily consisted of $70.0 million of borrowings under the Company's primary revolving credit facilities and $933.1 million of primarily publicly issued fixed rate debt. Substantially all borrowings under the Company's primary revolving credit facilities of $1.1 billion in the first quarter 1998, which financed the Jackson Hewitt, Harpur and other transactions, were completely repaid in March 1998 with the proceeds of the Company's FELINE PRIDES' Offering (see below). Of the $933.1 million of fixed rate debt outstanding at March 31, 1998, $783.2 million represents publicly issued convertible securities which mature beginning in 2001 but may be redeemed in part and under certain conditions commencing in 1998. Approximately $149.9 million of senior notes mature in December 1998. Long-term debt decreased $189.1 million to $1.1 billion at March 31, 1998 when compared to amounts outstanding at December 31, 1997, primarily as a result of a decrease in borrowings from the Company's primary revolving facilities as a result of the issuance of the FELINE PRIDES. The Company's debt was $4.0 billion at June 30, 1998, which primarily consisted of $3.25 billion of borrowings under the company's Term Loan Facility and $700 million of publicly issued fixed rate debt.

      The Company filed an amended shelf registration statement (the "Shelf Registration Statement") on February 6, 1998 with the Securities and Exchange Commission for the issuance of up to an aggregate $4.0 billion of debt and equity securities. Pursuant to the Shelf Registration Statement on March 2, 1998, Cendant Capital I (the "Trust"), a statutory business Trust formed under the laws of the State of Delaware and a wholly-owned subsidiary of the Company issued 29.9 million FELINE PRIDES' and 2.3 million trust preferred securities and received approximately $1.5 billion in gross proceeds therefrom. The Trust invested the proceeds in 6.45% Senior Debentures due 2003 (the "Debentures"), issued by the Company, which represent the sole asset of the Trust. The obligations of the Trust related to the FELINE PRIDES and trust preferred securities are unconditionally guaranteed by the Company to the extent the Company makes payments pursuant to the Debentures. The issuance of the FELINE PRIDES and trust preferred securities resulted in the utilization of approximately $3.0 billion of availability under the Shelf Registration Statement. Upon issuance, the FELINE PRIDES consisted of 27.6 million Income PRIDES and 2.3 million Growth PRIDES, each with a face amount of $50 per PRIDE. The Income PRIDES consist of trust preferred securities and forward purchase contracts under which the holders are required to purchase common stock from the Company in February of 2001. The Growth PRIDES consist of zero coupon U.S. Treasury securities and forward purchase contracts under which the holders are required to purchase common stock from the Company in February 2001. The trust preferred securities and the trust preferred securities forming a part of the Income PRIDES, each with a face amount of $50 per security, bear interest, in the form of preferred stock dividends, at the annual rate of 6.45 percent. The forward purchase contract forming a part of the Income PRIDES will be made by the Company in the form of a contract adjustment payment at an annual rate of 1.05 percent. The forward purchase contract forming part of the Growth PRIDES will be made by the Company in the form of a contract adjustment payment at an annual rate of 1.30 percent. Payments under the forward purchase contracts require the holder to purchase a minimum of 1.0395 shares and a maximum of 1.3514 shares of the Company common stock per PRIDES security, depending upon the average of the closing price per share of the Company common stock for a 20 consecutive trading day period ending in mid-February of 2001. The Company has the right to defer the contract adjustment payments and the payment of interest on its debentures to the Trust. Such election will subject the Company to certain restrictions, including restrictions on making dividend payments on its common stock until all such payments in arrears are settled.

      The Company filed a shelf registration statement with the Securities and Exchange Commission, which has not yet become effective for the aggregate issuance of up to $3.0 billion of debt and equity securities.

      On May 4, 1998, the Company redeemed all of the outstanding ($144.5 million principal amount) 4-3/4% Convertible Senior Notes due 2003 at a price of 103.393% of the principal amount, together with interest accrued to the redemption date. Prior to the redemption date, during 1998, $95.5 million of such notes were exchanged for 3.4 million shares of Company common stock.

      On April 8, 1998, the Company exercised its option to call its 6-1/2% Convertible Subordinated Notes (the "6-1/2% Notes") for redemption on May 11, 1998, in accordance with the provisions of the indenture relating to the 6-1/2% Notes. Prior to the redemption date, during 1998, all of the outstanding 6-1/2% Notes were converted into 2.1 million shares of Company common stock.

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

      PHH debt is issued without recourse to the Company. PHH expects to continue to have broad access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, PHH utilizes the United States, European and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, PHH will continue to utilize the public and private debt markets as sources of financing. Augmenting these sources, PHH will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At March 31, 1998, PHH's outstanding debt was comprised of commercial paper, medium-term notes and other borrowings of $2.2 billion, $3.4 billion and $0.2 billion, respectively. At June 30, 1998, PHH had outstanding debt of $6.8 billion comprised of $3.2 billion in commercial paper, $3.4 billion of medium term notes and other borrowings of $0.2 billion.

      PHH filed a shelf registration statement with the Securities and Exchange Commission effective March 2, 1998, for the aggregate issuance of up to $3 billion of medium-term note debt securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. The proceeds will be used to finance assets PHH manages for its clients and for general corporate purposes. As of July 31, 1998, PHH had issued $795 million of medium-term notes under this shelf registration statement.

      To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed facilities aggregate 80 percent of the average amount of outstanding commercial paper. PHH maintains a $2.5 billion syndicated unsecured credit facility which is backed by domestic and foreign banks and is comprised of $1.25 billion of lines of credit maturing in 364 days and $1.25 billion maturing in the year 2000. In addition, PHH has a $200 million revolving credit facility, which matures on June 24, 1999, and has approximately $186 million of uncommitted lines of credit with various financial institutions, which were unused at June 30, 1998. Management closely evaluates not only the credit of the banks but also the terms of the various agreements to ensure ongoing availability. The full amount of PHH's committed facilities at June 30, 1998 was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit PHH's access to commercial paper or medium-term notes funding.

      PHH minimizes its exposure to interest rate and liquidity risk by effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources, and securing available credit under committed banking facilities.

      On July 10, 1998, the Company entered into a Supplemental Indenture No. 1 (the "Supplemental Indenture") with The First National Bank of Chicago, as trustee, under the Senior Indenture dated as of June 5, 1997, which formalizes the policy for PHH of limiting the payment of dividends and the outstanding principal balance of loans to the Company to 40% of consolidated net income (as defined in the Supplemental Indenture) for each fiscal year. The Supplemental Indenture prohibits PHH from paying dividends or making loans to the Company if upon given effect to such dividend and/or loan, PHH's debt to equity ratio exceeds 8 to 1.

CREDIT RATINGS

       On October 9, 1998, Moody's reduced the Company's long-term debt credit rating to Baa1. The Company's long-term debt credit ratings from Standard & Poor's ("S&P") and Duff & Phelps ("Duff") remain at A, however such ratings are being reviewed by such agencies with negative implications. On October 9, 1998, Moody's reduced PHH's long-term and short-term debt ratings to A3/P2 from A2/P1. PHH's long-term and short-term debt ratings remain A+/A1, A+/F1 and A+/D1 with S&P, Fitch IBCA and Duff, respectively. Presently, the ratings of S&P, related to PHH debt are on watch with negative implications. While the recent down grading and negative watch period will cause PHH and Cendant to incur a marginal increase in cost of funds, management believes its sources of liquidity continue to be adequate. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time).

CASH FLOWS

      The Company generated $183.2 million of cash flows from operations for the three months ended March 31, 1998, representing a $220.3 million decrease from the same period in 1997. Cash flows from operations decreased despite an increase in income from continuing operations, primarily due to $97.0 million of merger-related payments in 1998 and a $192.3 million incremental increase in mortgages held for sale associated with a 159% increase in mortgage loan originations. In 1998, the Company used $1.4 billion in cash flows from investing activities, which consisted of $943.2 million of acquisitions and acquisition-related payments and $318.8 million of net investment in assets under management and mortgage programs. The Company used $1.3 billion for investing activities in 1997 for $811.3 million of the net purchase of marketable securities and $316.8 million for the net investment in assets under management and mortgage programs. Cash provided by financing activities in 1998 of $1.6 billion primarily reflects gross proceeds of approximately $1.5 billion from the issuance of the FELINE PRIDES. Net cash from financing activities in 1997 of $481.8 million primarily consisted of $542.7 million of proceeds from the issuance of convertible debt.

CAPITAL EXPENDITURES

      The Company incurred $58.8 million of the cost of capital expenditures in the first quarter of 1998 and anticipates investing approximately $250 million in capital expenditures for the entire year. Such capital expenditures are primarily associated with the development of integrated corporate relocation business systems in accordance with the merger plan developed upon the PHH merger date, mortgage services office and system additions to support the rapid growth in origination volume and the consolidation of internationally-based call centers.

LITIGATION

      As a result of the aforementioned accounting irregularities, which were discovered in the former CUC business units, numerous purported class action lawsuits, a purported derivative lawsuit and an individual lawsuit have been filed against the Company and, among others, its predecessor HFS, and certain current and former officers and directors of the Company and HFS, asserting various claims under the federal securities laws and certain state statutory and common laws. In addition, the staff of the SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the accounting issues. The SEC staff advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

      While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such proceedings could have a material impact on the financial condition, results of operations and cash flows of the Company.




SEVERANCE AGREEMENT

      On July 28, 1998, the Company announced that Walter A. Forbes resigned as Chairman of the Company and as a member of the Board of Directors. The severance agreement reached with Mr. Forbes entitles him the benefits required by his employment contract relating to a termination of Mr. Forbes' employment with the Company for reasons other than cause. Aggregate benefits resulted in a $50.4 million third quarter 1998 expense comprised of $37.9 million in cash and
1.3 million Company stock options with a Black Scholes value of $12.5 million. Such options were immediately vested and expire July 28, 2008.

REPRICING OF STOCK OPTIONS

      On July 28, 1998, the Compensation Committee of the Board of Directors approved, in principle, a program to reprice certain Company stock options granted to employees of the Company, other than executive officers, during December 1997 and the first quarter of 1998. The new option price for such stock options is to be the market price of the Company's common stock as reported on the New York Stock Exchange shortly after the filing of the Company's restated Quarterly Reports on Forms 10-Q/A for the quarterly periods ended March 31, 1998 and June 30, 1998 (the

"New Price"). On September 23, 1998, the Compensation Committee extended a repricing and option exchange program to certain executive officers and senior managers of the Company subject to certain conditions including revocation of a portion of existing options plus repricing of other portions at prices at and above fair market value at the time of repricing. Additionally, a management equity ownership program was adopted that requires these executive officers and senior managers to acquire Company common stock at various levels commensurate with their respective compensation levels. The repricing will be accomplished by canceling existing options and issuing new options at the New Price.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information" effective for annual periods beginning after December 15, 1997 and interim periods subsequent to the initial year of application. SFAS No. 131 establishes standards for the way that public business enterprises report information about their operating segments in their annual and interim financial statements. It also requires public enterprises to disclose company-wide information regarding products and services and the geographic areas in which they operate. The Company will adopt SFAS No. 131 effective for the 1998 calendar year end.

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

      In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instrument and Hedging Activities" effective for all quarterly and annual periods beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company will adopted SFAS No. 133 effective January 1, 2000. The Company has not yet determined the impact SFAS No. 133 will have on its financial statements.



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

   The total cost of the Company's Year 2000 compliance plan is anticipated to be $53 million. Approximately $17 million of these costs have been incurred through August 31, 1998, and the Company expects to incur the balance of such costs to complete the compliance plan. The Company has been expensing and capitalizing the costs to complete the compliance plan in accordance with appropriate accounting policies. Variations from anticipated expenditures and the effect on the Company's future results of operations are not anticipated to be material in any given year. However, if Year 2000 modifications and conversions are not made, or are not completed in time, the Year 2000 problem could have a material impact on the operations and financial condition of the Company.

   The estimates and conclusions herein are forward-looking statements and are based on management's best estimates of future events. Risks of completing the plan include the availability of resources, the ability to discover and correct the potential year 2000 sensitive problems which could have a serious impact on certain operations and the ability of the Company's service providers to bring their systems into Year 2000 compliance.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The discussion contained under the heading "Company Investigation and Litigation" in Note 12 contained in Part 1 - FINANCIAL INFORMATION, Item 1 - Financial Statements, is incorporated herein by reference.

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

      The Company filed a report on Form 8-K dated March 6, 1998 reporting in
Item 5 and Item 7 the offering by the Company of 29,900,000 FELINE PRIDES' and the filing of certain exhibits related thereto.

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


                              CENDANT CORPORATION


                                          BY: /s/ Michael P. Monaco
                                             ------------------------------
                                              Michael P. Monaco
                                              Vice Chairman and
                                              Chief Financial Officer and
                                              Director


                                          BY: /s/ Scott E. Forbes
                                             ------------------------------
                                              Scott E. Forbes
                                              Executive Vice President
                                              and Chief Accounting Officer



Date: October 13, 1998

                                 EXHIBIT INDEX


EXHIBIT
  NO.                DESCRIPTIONS
-------              ------------