Form 10-Q/A
period 1998-06-30
CENDANT CORP
filed 1998-10-13
CIK 723612

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

                      CENDANT CORPORATION AND SUBSIDIARIES
                                     INDEX
--------------------------------------------------------------------------------


PART I        FINANCIAL INFORMATION                                                              PAGE NO.

Item 1.       Financial Statements

              Consolidated Statements of Operations - Three and Six Months Ended
                June 30, 1998 and 1997                                                              3-4

              Consolidated Balance Sheets - June 30, 1998 and December 31, 1997                     5-6

              Consolidated Statements of Cash Flows - Six Months Ended
                June 30, 1998 and 1997                                                              7-8

              Notes to Consolidated Financial Statements                                              9

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                26

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                             42

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                                      44
Item 6.       Exhibits and Reports on Form 8-K                                                       44


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

PART I - FINANCIAL INFORMATION
ITEM 1  - FINANCIAL STATEMENTS

                      CENDANT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)



                                                                                AS RESTATED (NOTE 2)
                                                              ---------------------------------------------------------
                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         JUNE 30,                     JUNE 30,
                                                              --------------------------     --------------------------
                                                                 1998            1997           1998            1997
                                                              -----------    -----------     -----------     ----------
REVENUES
   Membership and service fees - net                          $   1,223.1    $     935.7     $  2,262.5     $   1,833.2
   Fleet leasing (net of depreciation and interest
     costs of $318.1, $298.2, $629.7 and $584.3)                     19.8           15.9           39.0            30.1
   Other                                                             35.0           48.0          105.8            90.0
                                                              -----------    -----------     ----------     -----------
Net revenues                                                      1,277.9          999.6        2,407.3         1,953.3
                                                              -----------    -----------     ----------     -----------

EXPENSES
   Operating                                                        456.5          301.8          791.0           613.8
   Marketing and reservation                                        291.3          249.3          556.0           471.8
   General and administrative                                       153.8          143.3          299.8           304.4
   Depreciation and amortization                                     86.6           59.2          152.4           116.4
   Other charges:
     Merger related costs and other unusual charges                 (27.5)         278.9          (24.4)          278.9
     Investigation related costs                                     19.5              _           19.5               _
     Financing costs                                                 12.7              _           12.7               _
   Interest - net                                                    22.9           12.8           41.9            22.9
                                                              -----------    -----------     ----------     -----------
Total expenses                                                    1,015.8        1,045.3        1,848.9         1,808.2
                                                              -----------    -----------     ----------     -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES, MINORITY INTEREST AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                                      262.1          (45.7)         558.4           145.1
Provision for income taxes                                           92.3           23.7          199.8           100.8
Minority interest, net                                               14.9              -           19.8               -
                                                              -----------    -----------     ----------     -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                           154.9          (69.4)         338.8            44.3

Loss from discontinued operations,
   net of taxes (Note 7)                                             (1.9)         (14.6)         (12.9)          (11.8)
                                                              ------------   ------------    -----------    ------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                                153.0          (84.0)         325.9            32.5
Cumulative effect of accounting change, net of tax                      -              -               -         (283.1)
                                                              -----------    -----------     -----------    ------------
NET INCOME (LOSS)                                             $     153.0    $     (84.0)    $    325.9     $    (250.6)
                                                              ===========    ============    ==========     ============



          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)




                                                                                 AS RESTATED (NOTE 2)
                                                              -------------------------------------------------------
                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JUNE 30,                     JUNE 30,
                                                              --------------------------     ------------------------
                                                                 1998            1997           1998          1997
                                                              -----------    -----------     -----------   ----------


INCOME (LOSS) PER SHARE:
   BASIC
     Income (loss) from continuing operations
       before cumulative effect of accounting change          $     0.18     $     (0.09)    $    0.40      $      0.06
     Loss from discontinued operations, net                            -           (0.02)        (0.01)           (0.02)
     Cumulative effect of accounting change, net                       -               -            -             (0.35)
                                                              ----------     -----------     --------       ------------
     Net income (loss)                                        $     0.18     $     (0.11)    $    0.39      $     (0.31)
                                                              ==========     ============    =========      ============



   DILUTED
     Income (loss) from continuing operations
       before cumulative effect of accounting change          $     0.18     $     (0.09)    $    0.38      $      0.05
     Loss from discontinued operations, net                            -           (0.02)        (0.01)           (0.01) (1)
     Cumulative effect of accounting change, net                       -               -              -           (0.34) (1)
                                                              ----------     -----------     ----------     ------------
     Net income (loss)                                        $     0.18     $     (0.11)    $    0.37      $     (0.30) (1)
                                                              ==========     ============    =========      ============



(1) The number of weighted average shares used to compute income from continuing operations per share was also used to calculate the per share amounts for the net loss from discontinued operations, the cumulative effect of accounting change, net and net loss. As a result of losses recorded for such amounts, the per share amounts for the net loss from discontinued operations, the cumulative effect of accounting change, net and net loss are anti-dilutive to their respective basic per share amounts. In addition, due to losses recorded during the three months ended June 30, 1997, the sum of diluted per share amounts for the first and second quarters in 1997 does not equal the calculation for the full six months.

          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)



                                                                                      AS
                                                                                   RESTATED
                                                                                   (NOTE 2)
                                                                                ---------------
                                                                                   JUNE 30,             DECEMBER 31,
                                                                                     1998                  1997
                                                                                ---------------         ------------
ASSETS
Current assets
   Cash and cash equivalents                                                    $       1,528.3         $        67.0
   Receivables, net                                                                     1,341.6               1,170.7
   Deferred income taxes                                                                  331.4                 311.9
   Other current assets                                                                   940.8                 767.2
   Net assets of discontinued operations                                                  504.0                 273.3
                                                                                ---------------         -------------

Total current assets                                                                    4,646.1               2,590.1
                                                                                ---------------         -------------

   Property and equipment                                                               1,238.8                 460.8
   Franchise agreements, net                                                              974.9                 890.3
   Goodwill, net                                                                        4,064.8               2,148.2
   Other intangibles, net                                                               1,051.1                 897.5
   Other assets                                                                           763.2                 642.8
                                                                                ---------------         -------------

Total assets exclusive of assets under programs                                        12,738.9               7,629.7
                                                                                ---------------         -------------

Assets under management and mortgage programs
   Net investment in leases and leased vehicles                                         3,918.9               3,659.1
   Relocation receivables                                                                 590.6                 775.3
   Mortgage loans held for sale                                                         2,754.0               1,636.3
   Mortgage servicing rights                                                              480.5                 373.0
                                                                                ---------------         -------------
                                                                                        7,744.0               6,443.7
                                                                                ---------------         -------------

TOTAL ASSETS                                                                    $      20,482.9         $    14,073.4
                                                                                ===============         =============





          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                       AS
                                                                                    RESTATED
                                                                                    (NOTE 2)
                                                                                ---------------
                                                                                    JUNE 30,            DECEMBER 31,
                                                                                      1998                  1997
                                                                                ---------------      -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and other current liabilities                                  $       1,443.2      $        1,492.4
Term loan - current portion                                                             1,850.0                   -
Deferred income                                                                         1,368.6               1,042.0
                                                                                ---------------      ----------------

Total current liabilities                                                               4,661.8               2,534.4
                                                                                ---------------      ----------------

Deferred income                                                                           207.8                 292.1
Long-term debt                                                                          2,146.9               1,246.0
Other noncurrent liabilities                                                              360.2                 181.2
                                                                                ---------------      ----------------

Total liabilities exclusive of liabilities under programs                               7,376.7               4,253.7
                                                                                ---------------      ----------------

Liabilities under management and mortgage programs
   Debt                                                                                 6,830.0               5,602.6
   Deferred income taxes                                                                  259.0                 295.7

Mandatorily redeemable preferred securities issued by subsidiaries                      1,470.8                  --
Commitments and contingencies (Note 14)

Shareholders' Equity
Preferred stock, $.01 par value - authorized
   10 million shares; none issued and outstanding                                          --                    --
Common stock, $.01 par value - authorized
   2 billion shares; issued 857,986,368
   and 838,333,800 shares, respectively                                                     8.6                   8.4
Additional paid-in capital                                                              3,396.6               3,088.4
Retained earnings                                                                       1,266.5                 940.6
Accumulated other comprehensive loss                                                      (48.1)                (38.2)
Restricted stock, deferred compensation                                                    (2.8)                 (3.4)
Treasury stock, at cost 6,750,546 shares                                                  (74.4)                (74.4)
                                                                                ----------------     -----------------

Total shareholders' equity                                                              4,546.4               3,921.4
                                                                                ---------------      ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $      20,482.9      $       14,073.4
                                                                                ===============      ================


          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)


                                                                                          AS RESTATED (NOTE 2)
                                                                                        --------------------------
                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        --------------------------
                                                                                           1998            1997
                                                                                        -----------    -----------
OPERATING ACTIVITIES
Net income (loss)                                                                     $     325.9        $   (250.6)
Loss from discontinued operations, net of taxes                                              12.9              11.8
Depreciation and amortization                                                               152.4             116.4
Cumulative effect of accounting change, net of tax                                              -             283.1
Merger-related costs and other unusual charges                                              (24.4)            278.9
Payments of merger-related costs and other unusual
   charge liabilities                                                                      (115.2)           (126.7)
Other                                                                                       (99.4)           (348.3)
                                                                                      -----------     --------------
NET CASH PROVIDED BY OPERATIONS EXCLUSIVE OF MANAGEMENT AND
   MORTGAGE PROGRAMS                                                                        252.2             (35.4)
                                                                                      -----------     --------------

Management and mortgage programs:
   Depreciation and amortization                                                            610.7             531.6
   Mortgage loans held for sale                                                          (1,117.7)            427.7
                                                                                      ------------    -------------
                                                                                           (507.0)            959.3
                                                                                      ------------    -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
   OF CONTINUING OPERATIONS                                                                (254.8)            923.9
                                                                                      ------------    -------------

INVESTING ACTIVITIES
Property and equipment additions                                                           (167.2)            (50.1)
Investments                                                                                (107.2)            (16.3)
Net change in marketable securities                                                         (11.2)           (713.1)
Net assets acquired, exclusive of cash acquired
   and acquisition-related payments                                                      (2,669.9)           (331.6)
Other, net                                                                                   48.7              (7.1)
                                                                                      -----------     --------------
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS EXCLUSIVE
   OF MANAGEMENT AND MORTGAGE PROGRAMS                                                   (2,906.8)         (1,118.2)
                                                                                      ------------    --------------

Management and mortgage programs:
   Investment in leases and leased vehicles                                              (1,337.3)         (1,243.4)
   Payments received on investment in leases and leased vehicles                            475.2             437.2
   Proceeds from sales and transfers of leases and leased vehicles to third parties          27.3              63.5
   Equity advances on homes under management                                             (3,293.4)         (2,136.7)
   Repayment of advances on homes under management                                        3,483.1           2,203.7
   Additions to originated mortgage servicing rights                                       (220.4)            (86.0)
   Proceeds from sales of mortgage servicing rights                                          53.6              29.1
                                                                                      ------------    --------------
                                                                                           (811.9)           (732.6)
                                                                                       -----------    --------------

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS                           (3,718.7)         (1,850.8)
                                                                                      ------------    --------------




          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN MILLIONS)


                                                                                            AS RESTATED (NOTE 2)
                                                                                        --------------------------
                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                        --------------------------
                                                                                             1998           1997
                                                                                        -------------   ----------
FINANCING ACTIVITIES
Proceeds from borrowings                                                                $   3,266.9     $    455.2
Principal payments on borrowings                                                             (369.0)         (30.2)
Issuance of convertible debt                                                                      -          542.7
Issuance of common stock                                                                      128.2           66.8
Purchases of common stock                                                                         -         (171.3)
Proceeds from mandatorily redeemable preferred securities
   issued by subsidiaries, net                                                              1,470.8              -
Other, net                                                                                        -           15.2
                                                                                        -----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS
   EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                                            4,496.9          878.4
                                                                                        -----------     ----------

Management and mortgage programs:
   Proceeds from debt issuance or borrowings                                                1,659.5          859.2
   Principal payments on borrowings                                                        (1,125.5)      (1,111.6)
   Net change in short-term borrowings                                                        693.4          (54.9)
                                                                                        -----------     -----------
                                                                                            1,227.4         (307.3)
                                                                                        -----------     ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS                          5,724.3          571.1
                                                                                        -----------     ----------

Effect of changes in exchange rates on cash and cash equivalents                              (15.5)          19.7

Net cash used in discontinued operations                                                     (274.0)         (25.3)
                                                                                        ------------    -----------

Net increase (decrease) in cash and cash equivalents                                        1,461.3         (361.4)

Cash and cash equivalents, beginning of period                                                 67.0          448.1
                                                                                        -----------     ----------

Cash and cash equivalents, end of period                                                $   1,528.3     $     86.7
                                                                                        ===========     ==========




          See accompanying notes to consolidated inancial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     Cendant Corporation, together with its subsidiaries (the "Company"), is a leading global provider of consumer and business services. The Company was created through the merger (the "Cendant Merger") of HFS Incorporated ("HFS") and CUC International Inc. ("CUC") in December 1997 with the merged company being renamed Cendant Corporation. The Company provides travel services, real estate services and membership-based consumer services.

     The consolidated balance sheet of the Company as of June 30, 1998, the consolidated statements of operations for the three and six months ended June 30, 1998 and 1997 and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited. The accompanying consolidated financial statements include the accounts and transactions of the Company and all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. The December 31, 1997 consolidated balance sheet was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997 and should be read in conjunction with such consolidated financial statements and notes thereto.

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals except as discussed in Note 2) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   RESTATEMENT

     As publicly announced on April 15, 1998, the Company discovered accounting irregularities in certain business units of CUC. As a result, the Company together with its counsel and assisted by auditors, immediately began an intensive investigation (the "Company Investigation"). In addition, the Audit Committee of the Company's Board of Directors initiated an investigation into such matters (the "Audit Committee Investigation"), together with the Company Investigation, the "Investigations"). On July 14, 1998, the Company announced that the accounting irregularities were greater than those initially discovered in April and that the irregularities affected the accounting records of the majority of the CUC business units. On August 13, 1998, the Company announced that the Company Investigation was completed and, on August 27, 1998, the Company announced that the Audit Committee had submitted its report to the Board of Directors on the Audit Committee Investigation into the accounting irregularities and its conclusions regarding responsibility for those actions. As a result of the findings from the Investigations, the Company restated its financial statements for the years ended December 31, 1997, 1996 and 1995. Such financial statements were audited and filed on Form 10-K/A with the Securities and Exchange Commission ("SEC") on September 29, 1998. The 1997 restated amounts also included certain adjustments related to the former HFS businesses, which are substantially comprised of $47.8 million in reductions to merger-related costs and other unusual charges, which increased 1997 income from continuing operations. Also, as a result of the Investigation and a concurrent internal financial review process by the Company which revealed both accounting errors and accounting irregularities, the financial information for the three and six months ended June 30, 1998 and 1997, included herein has been restated to incorporate all relevant information therefrom.

     In connection with the aforementioned accounting irregularities, the staff of the SEC and the United States Attorney for the District of New Jersey are also conducting investigations relating to the accounting irregularities (See Note 14). In connection with the SEC's investigation, in August 1998, the SEC requested that the Company change its accounting policies with respect to revenue and expense recognition for its membership businesses effective January 1, 1997. Although the Company believed that its accounting for memberships had been appropriate and consistent with industry practice, the Company complied with the SEC's request and adopted new accounting policies for its membership businesses. (See Note 3--Accounting Change).

     Accordingly, the financial results for the three and six months ended June 30, 1998 and 1997 as set forth herein have also been restated for the accounting change.

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

                              STATEMENT OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED JUNE 30, 1998
                                                          ------------------------------------------------
                                                                             ACCOUNTING
                                                                             ADJUSTMENTS
                                                                             FOR ERRORS,
                                                                           IRREGULARITIES
                                                          AS PREVIOUSLY    AND ACCOUNTING         AS
                                                            REPORTED           CHANGE          RESTATED
                                                          -------------    --------------    -------------
Net revenues                                              $  1,306.3       $    (28.4)       $  1,277.9
                                                          -------------    --------------    -------------

Expenses
   Operating                                                   459.9             (3.4)            456.5
   Marketing and reservation                                   271.4             19.9             291.3
   General and administrative                                  129.4             24.4             153.8
   Depreciation and amortization                                84.6              2.0              86.6
   Other charges:
     Merger related costs and other unusual charges            (42.0)            14.5             (27.5)
     Investigation related costs                                19.5               --              19.5
     Financing costs                                            12.7               --              12.7
   Interest, net                                                23.6             (0.7)             22.9
                                                          ----------    --------------    -------------

Total expenses                                                 959.1             56.7           1,015.8
                                                          ----------    -------------     -------------

Income from continuing operations
   before income taxes and minority interest                   347.2            (85.1)            262.1
Provision for income taxes                                     117.8            (25.5)             92.3
Minority interest, net                                          14.9                -              14.9
                                                          ----------    -------------     -------------

Income from continuing operations                              214.5            (59.6)            154.9
Loss from discontinued
   operations, net of taxes                                     (3.6)             1.7              (1.9)
                                                          -----------   -------------     --------------

Net income                                                $    210.9    $       (57.9)    $       153.0
                                                          ==========    ==============    =============

INCOME PER SHARE
   BASIC
   Income from continuing operations                      $     0.24                      $        0.18
   Loss from discontinued operations, net                          -                                  -
                                                          ----------                      -------------
   Net income                                             $     0.24                      $        0.18
                                                          ==========                      =============

   DILUTED
   Income from continuing operations                      $     0.24                      $        0.18
   Loss from discontinued operations, net                          -                                  -
                                                          ----------                      -------------
   Net income                                             $     0.24                      $        0.18
                                                          ==========                      =============

   WEIGHTED AVERAGE SHARES
   Basic                                                       850.8                              850.8
   Diluted                                                     900.9                              900.9


                            STATEMENT OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED JUNE 30, 1997
                                                          ------------------------------------------------
                                                                             ACCOUNTING
                                                                             ADJUSTMENTS
                                                                             FOR ERRORS,
                                                                           IRREGULARITIES
                                                          AS PREVIOUSLY    AND ACCOUNTING         AS
                                                            REPORTED           CHANGE          RESTATED
                                                          -------------    --------------    -------------
Net revenues                                              $     1,024.0    $       (24.4)    $       999.6
                                                          -------------    --------------    -------------

Expenses
   Operating                                                      303.8             (2.0)            301.8
   Marketing and reservation                                      261.7            (12.4)            249.3
   General and administrative                                     140.2              3.1             143.3
   Depreciation and amortization                                   58.5              0.7              59.2
   Merger related costs and other unusual charges                 299.6            (20.7)            278.9
   Interest, net                                                   12.8                -              12.8
                                                          -------------    -------------     -------------

Total expenses                                                  1,076.6            (31.3)          1,045.3
                                                          -------------    --------------    -------------

Loss from continuing operations
   before income taxes                                            (52.6)             6.9             (45.7)
Provision for income taxes                                         35.3            (11.6)             23.7
                                                          -------------    --------------    -------------

Loss from continuing operations                                   (87.9)            18.5             (69.4)
Loss from discontinued operations, net of taxes                    (4.4)           (10.2)            (14.6)
                                                          --------------   --------------    --------------

Net loss                                                  $       (92.3)   $         8.3     $       (84.0)
                                                          ==============   =============     ==============

LOSS PER SHARE
   BASIC
   Loss from continuing operations                        $       (0.11)                     $       (0.09)
   Loss from discontinued operations, net                             -                              (0.02)
                                                          --------------                     --------------
   Net loss                                               $       (0.11)                     $       (0.11)
                                                          ==============                     ==============

   DILUTED
   Loss from continuing operations                        $       (0.11)                     $       (0.09)
   Loss from discontinued operations, net                             -                              (0.02)
                                                          --------------                     --------------
   Net loss                                               $       (0.11)                     $       (0.11)
                                                          ==============                     ==============

   WEIGHTED AVERAGE SHARES
   Basic                                                          804.2                              804.2
   Diluted                                                        804.2                              804.2


                              STATEMENT OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)




                                                                     SIX MONTHS ENDED JUNE 30, 1998
                                                          ------------------------------------------------
                                                                             ACCOUNTING
                                                                             ADJUSTMENTS
                                                                             FOR ERRORS,
                                                                           IRREGULARITIES
                                                          AS PREVIOUSLY    AND ACCOUNTING         AS
                                                            REPORTED           CHANGE          RESTATED
                                                          ----------       --------------    -------------
Net revenues                                              $  2,461.2       $       (53.9)    $     2,407.3
                                                          ----------       --------------    -------------
Expenses
   Operating                                                   788.7                 2.3             791.0
   Marketing and reservation                                   526.2                29.8             556.0
   General and administrative                                  270.4                29.4             299.8
   Depreciation and amortization                               149.3                 3.1             152.4
   Unusual charges:
     Merger related costs and other unusual charges            (42.0)               17.6             (24.4)
     Investigation related costs                                19.5                                  19.5
     Financing costs                                            12.7                                  12.7
   Interest, net                                                42.8                (0.9)             41.9
                                                          ----------       --------------    -------------

Total expenses                                               1,767.6                81.3           1,848.9
                                                          ----------       -------------     -------------

Income from continuing operations
   before income taxes and
   minority interest                                           693.6              (135.2)            558.4
Provision for income taxes                                     243.8               (44.0)            199.8
Minority interest, net                                          19.8                   -              19.8
                                                          ----------       -------------     -------------

Income from continuing operations                              430.0               (91.2)            338.8
Loss from discontinued operations, net of taxes                (16.2)                3.3             (12.9)
                                                          -----------      -------------     --------------

Net income                                                $    413.8       $       (87.9)    $       325.9
                                                          ==========       ==============    =============

INCOME (LOSS) PER SHARE
   BASIC
   Income from continuing operations                      $     0.51                         $        0.40
   Loss from discontinued operations, net                      (0.02)                                (0.01)
                                                          -----------                        --------------
   Net income                                             $     0.49                         $        0.39
                                                          ==========                         =============

   DILUTED
   Income from continuing operations                      $     0.48                         $        0.38
   Loss from discontinued operations, net                      (0.02)                                (0.01)
                                                          -----------                        --------------
   Net income                                             $     0.46                         $        0.37
                                                          ==========                         =============

   WEIGHTED AVERAGE SHARES
   Basic                                                       844.8                                 844.8
   Diluted                                                     907.8                                 907.8


                            STATEMENT OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                     SIX MONTHS ENDED JUNE 30, 1997
                                                          ------------------------------------------------
                                                                             ACCOUNTING
                                                                             ADJUSTMENTS
                                                                             FOR ERRORS,
                                                                           IRREGULARITIES
                                                          AS PREVIOUSLY    AND ACCOUNTING         AS
                                                            REPORTED           CHANGE          RESTATED
                                                          -------------    --------------    -------------
Net revenues                                              $  1,981.8       $       (28.5)    $     1,953.3
                                                          ----------       --------------    -------------
Expenses
   Operating                                                   621.7                (7.9)            613.8
   Marketing and reservation                                   493.8               (22.0)            471.8
   General and administrative                                  293.7                10.7             304.4
   Depreciation and amortization                               115.6                 0.8             116.4
   Merger-related costs and other unusual charges              299.6               (20.7)            278.9
   Interest, net                                                22.8                 0.1              22.9
                                                          ----------       -------------     -------------
Total expenses                                               1,847.2               (39.0)          1,808.2
                                                          ----------       --------------    -------------
Income from continuing
   operations before income taxes and
   cumulative effect of accounting change                      134.6                10.5             145.1
Provision for income taxes                                     122.1               (21.3)            100.8
                                                          ----------       --------------    -------------
Income from continuing operations
   before cumulative effect of
   accounting change                                            12.5                31.8              44.3
Loss from discontinued
   operations, net of taxes                                     (1.5)              (10.3)            (11.8)
                                                          -----------      --------------    --------------
Income before cumulative effect of
   accounting change                                            11.0                21.5              32.5
Cumulative effect of accounting
   change, net of tax                                               -             (283.1)           (283.1)
                                                          -----------      --------------    --------------
Net income (loss)                                         $     11.0       $      (261.6)    $      (250.6)
                                                          ==========       ==============    ==============

INCOME (LOSS) PER SHARE
BASIC
Income from continuing operations
   before cumulative effect of
   accounting change                                      $     0.02                         $        0.06
Loss from discontinued operations, net                         (0.01)                                (0.02)
Cumulative effect of accounting
   change, net                                                     -                                 (0.35)
                                                          -----------                        --------------
Net income (loss)                                         $     0.01                         $       (0.31)
                                                          ===========                        ==============

DILUTED
Income from continuing operations
   before cumulative effect of
   accounting change                                      $     0.02                         $        0.05
Loss from discontinued operations, net                         (0.01)                                (0.01)
Cumulative effect of accounting
   change, net                                                     -                                 (0.34)
                                                          -----------                        --------------
Net income (loss)                                         $     0.01                         $       (0.30)
                                                          ==========                         ==============

WEIGHTED AVERAGE SHARES
   Basic                                                       803.2                                 803.2
   Diluted                                                     803.2                                 839.2


                                 BALANCE SHEET
                                 (IN MILLIONS)

                                                                          AT JUNE 30, 1998
                                                     ----------------------------------------------------
                                                                             ACCOUNTING
                                                                             ADJUSTMENTS
                                                                             FOR ERRORS,
                                                                           IRREGULARITIES
                                                        AS PREVIOUSLY      AND ACCOUNTING         AS
                                                          REPORTED             CHANGE          RESTATED
                                                     -----------------     ---------------  -------------
ASSETS
Cash and cash equivalents                            $     1,549.7       $       (21.4)   $     1,528.3
Receivables, net                                           1,148.7               192.9          1,341.6
Deferred income taxes                                        224.8               106.6            331.4
Other current assets                                         792.7               148.1            940.8
Net assets of discontinued operations                        522.3               (18.3)           504.0
Deferred membership acquisition costs                        448.0              (448.0)             -
Property and equipment                                     1,221.0                17.8          1,238.8
Goodwill - net                                             4,130.9               (66.1)         4,064.8
Other assets                                               2,694.7                94.5          2,789.2
                                                     -------------       -------------    -------------
Total assets exclusive of
   assets under programs                                  12,732.8                 6.1         12,738.9
                                                     -------------       -------------    -------------
Assets under management
   and mortgage programs                                   7,744.0                   -          7,744.0
                                                     -------------       -------------    -------------

TOTAL ASSETS                                         $    20,476.8       $         6.1    $    20,482.9
                                                     =============       =============    =============

LIABILITIES AND SHAREHOLDERS'
   EQUITY
   Accounts payable and other                             $1,970.5       $      (527.3)   $     1,443.2
   Term loan - current portion                             1,850.0                   -          1,850.0
   Deferred income                                           631.4               945.0          1,576.4
   Long-term debt                                          2,185.4               (38.5)         2,146.9
   Other liabilities                                         367.3                (7.1)           360.2
                                                     -------------       --------------   -------------
Total liabilities exclusive of
   liabilities under programs                              7,004.6               372.1          7,376.7
                                                     -------------       -------------    -------------
Liabilities under management
   and mortgage programs                                   7,094.8                (5.8)         7,089.0
Mandatorily redeemable
   preferred securities issued
   by subsidiaries                                         1,426.5                44.3          1,470.8
                                                     -------------       -------------    -------------

Total shareholders' equity                                 4,950.9              (404.5)         4,546.4
                                                     -------------       --------------   -------------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                              $    20,476.8       $         6.1    $    20,482.9
                                                     =============       =============    =============

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

     In August 1998, in connection with the Company's cooperation with the SEC investigation into accounting irregularities discovered in the former CUC business units, the SEC concluded that when membership fees are fully refundable during the entire membership period, membership revenue should be recognized at the end of the membership period upon the expiration of the refund offer. The SEC Staff further concluded that non-refundable solicitation costs should be expensed as incurred since such costs are not recoverable if membership fees are refunded. Accordingly, effective January 1, 1997, the Company recorded a non-cash after-tax charge of $283.1 million or $.34 per diluted share for the six months ended June 30, 1998, to account for the cumulative effect of the accounting change.

4.   EARNINGS PER SHARE ("EPS")

         Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. Basic and diluted EPS from continuing operations is calculated as follows:

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                          --------------------------    --------------------------
     (In millions, except per share amounts)                 1998           1997            1998           1997
                                                          -----------    -----------    -----------     ----------
     Income (loss) from continuing operations
         before cumulative effect of
         accounting change                                $    154.9     $     (69.4)   $     338.3     $     44.3
     Convertible debt interest                                   3.2               -            8.0              -
                                                          ----------     -----------    -----------     -----------
     Income (loss) from continuing operations,
         before cumulative effect of
         accounting change, as adjusted                   $    158.1     $     (69.4)   $     346.3     $     44.3
                                                          ==========     ============   ===========     ==========

     Weighted average shares - basic                           850.8           804.2          844.8          803.2
     Potential dilution of common stock:
         Stock options                                          29.1               -           38.1           36.0
         Convertible debt                                       21.0               -           24.9              -
                                                          ----------     -----------    -----------     -----------
     Weighted average shares - diluted                         900.9           804.2          907.8          839.2
                                                          ==========     ===========    ===========     ==========

     EPS - continuing operations before
         cumulative effect of
         accounting change

     Basic                                                $     0.18     $     (0.09)   $      0.40     $     0.06
                                                          ==========     ============   ===========     ==========

     Diluted                                              $     0.18     $     (0.09)   $      0.38     $     0.05
                                                          ==========     ============   ===========     ==========

5.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" effective January 1, 1998. The statement establishes standards for reporting and display of an alternative income measurement and its components in the financial statements.

     Components of comprehensive income (loss) are summarized as follows:

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  ---------------------------
     (In millions)                                                                   1998            1997
                                                                                  -----------    ------------
     Net income (loss)                                                            $    325.9     $    (250.6)
                                                                                  ----------     ------------
     Other comprehensive income (loss), net of tax:
         Currency translation adjustment                                               (10.1)          (10.3)
         Unrealized gains on marketable securities:
           Unrealized holding gains arising during the period                             .2             -
           Reclassification adjustment for gains included
             in earnings                                                                    -           (4.3)
                                                                                  -----------    ------------
     Other comprehensive income (loss)                                                  (9.9)          (14.6)
                                                                                  -----------    ------------

     Comprehensive income (loss)                                                  $    316.0     $    (265.2)
                                                                                  ==========     ============

     The components of accumulated other comprehensive income (loss) are as follows:


                                                              NET UNREALIZED                       ACCUMULATED
                                                                 GAIN ON          CURRENCY            OTHER
       (In millions)                                            MARKETABLE       TRANSLATION      COMPREHENSIVE
                                                                SECURITIES       ADJUSTMENT       INCOME (LOSS)
                                                              -------------     -------------    -------------
       Balance, January 1, 1998                               $          .2     $      (38.4)    $       (38.2)
       Currency translation adjustment                                    -            (10.1)            (10.1)
       Net unrealized gain on marketable securities                      .2                 -               .2
                                                              -------------     -------------    -------------
       Balance, June 30, 1998                                 $          .4     $      (48.5)    $       (48.1)
                                                              =============     =============    ==============

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

     (In millions)
     Total consideration:
     Cash paid (net of $52.3 million of cash acquired)          $   2,669.9
                                                                -----------

     Assets acquired                                                1,127.4
     Liabilities assumed                                              471.2
                                                                -----------
     Fair value of identifiable net assets acquired                   656.2
                                                                -----------
     Goodwill                                                   $   2,013.7
                                                                ===========

     National Parking Corporation - On April 27, 1998, the Company completed the acquisition of National Parking Corporation Limited ("NPC") for $1.6 billion in cash, which included the repayment of approximately $227 million of outstanding NPC debt. NPC is comprised of two substantial operating subsidiaries; National Car Parks and Green Flag. National Car Parks is the largest private (non-municipal) single car park operator in the United Kingdom ("UK") and Green Flag operates the third largest roadside assistance group in the UK and offers a wide-range of emergency support and rescue services.

     Harpur Group - On January 20, 1998, the Company completed the acquisition of The Harpur Group Ltd. ("Harpur"), a leading fuel card and vehicle management company in the UK for approximately $186.0 million in cash plus future contingent payments of up to $20.0 million over two years.

     Jackson Hewitt - On January 7, 1998, the Company completed the acquisition of Jackson Hewitt Inc. ("Jackson Hewitt"), for approximately $480.0 million in cash. Jackson Hewitt operates the second largest tax preparation service franchise system in the United States. The Jackson Hewitt franchise system specializes in computerized preparation of federal and state individual income tax returns.

     Other 1998 Acquisitions and Acquisition-Related Payments - The Company acquired certain other entities for an aggregate purchase price of approximately $348.5 million in cash during the six-month period ended June 30, 1998. Additionally, the Company made a $100.0 million cash payment to the seller of Resort Condominiums International, Inc. in satisfaction of a contingent purchase liability.

     Pro forma Information
     The following table reflects the unaudited operating results of the Company for the six months ended June 30, 1998 and 1997 on a pro forma basis, which gives effect to the acquisitions of NPC and Jackson Hewitt, accounted for under the purchase method of accounting. The remaining acquisitions completed during 1998 were not material to the operating results of the Company and therefore are not included in the pro forma operating results. The pro forma results are not necessarily indicative of the operating results that would have occurred had the NPC and Jackson Hewitt transactions been consummated on January 1, 1997 nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the amortization expense associated with the assets acquired, the Company's financing arrangements, certain purchase accounting adjustments and the related income tax effects.

     (In millions, except per share amounts)                                             SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                    --------------------------
                                                                                       1998            1997
                                                                                    -----------    -----------
     Net revenues                                                                   $   2,593.5    $   2,262.3
     Income before cumulative effect of accounting change (1)                             322.5            8.6

     Income per share before cumulative effect of accounting change (1)
       Basic                                                                        $      0.38    $      0.01
       Diluted                                                                             0.36           0.01

     Weighted average shares outstanding:
       Basic                                                                              844.8          803.2
       Diluted                                                                            907.8          839.2


-------------------
(1) Includes loss from discontinued operations for the six months ended June 30, 1998 and 1997 of $12.9 million ($.01 per diluted share) and $11.8 million ($.01 per diluted share), respectively.

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

     Summarized financial data of discontinued operations are as follows:

     STATEMENT OF OPERATIONS DATA:

                                                                          CONSUMER SOFTWARE
                                                   ---------------------------------------------------------
                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                   --------------------------     --------------------------
     (In millions)                                    1998            1997           1998            1997
                                                   -----------    -----------     -----------    -----------
     Net revenues                                  $     130.4    $      79.0     $    226.3     $     170.7
                                                   -----------    -----------     ----------     -----------
     Loss before income taxes                            (10.5)         (27.7)         (37.1)          (27.0)
     Benefit from income taxes                            (3.5)         (10.7)         (13.2)           (8.9)
                                                   ------------   ------------    -----------    ------------
     Net loss                                      $      (7.0)   $     (17.0)    $    (23.9)    $     (18.1)
                                                   ============   ============    ===========    ============

                                                                         CLASSIFIED ADVERTISING
                                                   ---------------------------------------------------------
                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                    JUNE 30,
                                                   -----------    -----------     -----------    -----------
     (In millions)                                    1998            1997           1998            1997
                                                   -----------    -----------     -----------    -----------
     Net revenues                                  $      74.4    $      48.9     $    137.2     $      94.5
                                                   -----------    -----------     ----------     -----------
     Income before income taxes                           11.4            3.9           20.6            10.2
     Provision for income taxes                            6.3            1.5            9.6             3.9
                                                   -----------    -----------     ----------     -----------
     Net income                                    $       5.1    $       2.4     $     11.0     $       6.3
                                                   ===========    ===========     ==========     ===========

      The Company has allocated $10.0 million and $2.5 million of interest expense to discontinued operations for the six months ended June 30, 1998 and 1997, respectively. Such interest expense represents the cost of funds associated with businesses acquired by the discontinued business segments at an interest rate consistent with the Company's consolidated effective borrowing rate.

     BALANCE SHEET DATA:
                                                          CONSUMER SOFTWARE                 CLASSIFIED ADVERTISING
                                                 ---------------------------------    ---------------------------------
     (In millions)                                AT JUNE 30,      AT DECEMBER 31,      AT JUNE 30,     AT DECEMBER 31,
                                                     1998               1997               1998              1997
                                                 -------------    ----------------    -------------     ---------------
     Current assets                              $       171.1       $       209.1    $        77.4       $        58.6
     Goodwill                                            115.2                42.2            259.5               181.5
     Other assets                                         75.4                49.2             37.9                33.2
     Total liabilities                                   (99.9)             (127.0)          (132.6)             (173.5)
                                                 --------------      --------------   --------------      -------------
     Net assets of discontinued operations       $       261.8       $       173.5    $       242.2       $        99.8
                                                 =============       =============    =============       =============

 8.  FINANCING TRANSACTIONS

     Term Loan Facility - On May 29, 1998, the Company entered into a 364-day term loan agreement with a syndicate of financial institutions which provided for borrowings of $3.25 billion (the "Term Loan Facility"). The Term Loan Facility, as amended, bears interest at LIBOR plus an applicable LIBOR spread, as defined. Upon the execution of the Term Loan Facility, temporary credit agreements, which provided for $1.0 billion of borrowings, were terminated. The Term Loan Facility, as amended, contains certain restrictive covenants, which are substantially similar to and consistent with the covenants in effect for the Company's existing revolving credit agreements. At June 30, 1998, the Term Loan Facility was fully utilized with $1.4 billion of borrowings classified as long-term based on the Company's ability and intent to refinance such borrowings on a long-term basis. The Company used $2 billion of the proceeds from the Term Loan Facility to repay the outstanding borrowings under its revolving credit facilities and intends to use the remainder for pending acquisitions (See Note 13) and for general corporate purposes.

     Issuance of FELINE PRIDES and Trust Preferred Securities - On March 2, 1998, Cendant Capital I (the "Trust"), a statutory business Trust formed under the laws of the State of Delaware and a wholly-owned consolidated subsidiary of the Company, issued 29.9 million FELINE PRIDES and 2.3 million trust preferred securities and received approximately $1.5 billion in gross proceeds therefrom. The Trust invested the proceeds in 6.45% Senior Debentures due 2003 (the "Debentures"), issued by the Company, which represents the sole asset of the Trust. The obligations of the Trust related to the FELINE PRIDES and trust preferred securities are unconditionally guaranteed by the Company to the extent the Company makes payments pursuant to the Debentures. Upon the issuance of the FELINE PRIDES and trust preferred securities, the Company recorded a liability of $37.3 million with a corresponding reduction to shareholders' equity equal to the present value of the total future contract adjustment payments to be made under the FELINE PRIDES. The FELINE PRIDES, upon issuance, consisted of 27.6 million Income PRIDES and 2.3 million Growth PRIDES, each with a face amount of $50 per PRIDE. The Income PRIDES consist of trust preferred securities and forward purchase contracts under which the holders are required to purchase common stock from the Company in February 2001. The Growth PRIDES consist of zero coupon U.S. Treasury securities and forward purchase contracts under which the holders are required to purchase common stock from the Company in February 2001. The trust preferred securities and the trust preferred securities forming a part of the Income PRIDES, each with a face amount of $50, bear interest, in the form of preferred stock dividends, at the annual rate of 6.45 percent. Such preferred stock dividends are presented as minority interest, net of tax in the consolidated statements of income. Payments under the forward purchase contract forming a part of the Income PRIDES will be made by the Company in the form of a contract adjustment payment at an annual rate of
     1.05 percent. The forward purchase contract forming a part of the Growth PRIDES will be made by the Company in the form of a contract adjustment payment at an annual rate of 1.30 percent. The forward purchase contracts require the holder to purchase a minimum of 1.0395 shares and a maximum of
     1.3514 shares of Company common stock per PRIDES security, depending upon the average of the closing price per share of Company common stock for a 20 consecutive day period ending in mid-February of 2001. The Company has the right to defer the contract adjustment payments and the payment of interest on its Debentures to the Trust. Such election will subject the Company to certain restrictions, including restrictions on making dividend payments on its common stock until all such payments in arrears are settled.

     Redemption of 4-3/4% Notes - On May 4, 1998, the Company redeemed all of the outstanding ($144.5 million principal amount) 4-3/4% Convertible Senior Notes (the "4-3/4% Notes") at a price of 103.393% of the principal amount together with interest accrued to the redemption date. Prior to the redemption date, during 1998, holders of such notes exchanged $95.5 million of the 4-3/4% Notes for 3.4 million shares of Company common stock (See Note 11).

     Redemption of 6-1/2% Notes - On April 8, 1998, the Company exercised its option to call its 6-1/2% Convertible Subordinated Notes (the "6-1/2% Notes") for redemption on May 11, 1998, in accordance with the provisions of the indenture relating to the 6-1/2% Notes. Prior to the redemption date, during 1998, all of the outstanding 6-1/2% Notes were converted into
     2.1 million shares of Company common stock.

  9. MERGER-RELATED COSTS AND OTHER UNUSUAL CHARGES

       The Company incurred merger-related costs and other unusual charges ("Unusual Charges") in 1997 related to continuing operations of $704.1 million primarily associated with and/or coincident to the Cendant Merger (the "Fourth Quarter 1997 Charge") and the merger with PHH Corporation (the "Second Quarter 1997 Charge"). The remaining liabilities at December 31, 1997 and reduction of such liabilities for the six months ended June 30, 1998 are summarized by category of expenditure and by charge as follows:

                                        LIABILITIES AT         CASH                                         LIABILITIES AT
     (In millions)                     DECEMBER 31, 1997     PAYMENTS        NON-CASH       ADJUSTMENTS      JUNE 30, 1998
                                      ------------------    -----------    -----------    --------------    --------------
     Professional fees                    $        50.7     $     (35.8)   $         -    $        (9.3)    $         5.6
     Personnel related                            168.5           (69.1)             -            (18.2)             81.2
     Business terminations                          3.9            (0.7)           1.4             (2.4)              2.2
     Facility related and other                    50.4            (9.6)           2.7              5.5              49.0
                                          -------------     ------------   -----------    -------------     -------------
         Total                            $       273.5     $    (115.2)   $       4.1    $       (24.4)    $       138.0
                                          =============     ============   ===========    ==============    =============


                                        LIABILITIES AT         CASH                                         LIABILITIES AT
     (In millions)                     DECEMBER 31, 1997      PAYMENTS       NON-CASH       ADJUSTMENTS      JUNE 30, 1998
                                      ------------------    -----------    -----------    --------------    --------------
     Fourth Quarter 1997 Charge           $       197.4     $     (94.2)   $       1.1    $       (13.2)    $        91.1
     Second Quarter 1997 Charge                    76.1           (21.0)           3.0            (11.2)             46.9
                                          -------------     ------------   -----------    --------------    -------------
         Total                            $       273.5     $    (115.2)   $       4.1    $       (24.4)    $       138.0
                                          =============     ============   ===========    ==============    =============


     Fourth Quarter 1997 Charge. The $91.1 million of liabilities remaining at June 30, 1998 are primarily comprised of $65.1 million of severance and other personnel related costs and $20.5 million of outstanding facility-related liabilities. Approximately $5.9 million of such remaining costs will be paid upon the closure of nine European call centers which will be substantially completed in 1998. Approximately $37.8 million of executive termination benefits will be paid or otherwise extinguished upon the settlement of employment obligations. Outstanding facility-related liabilities will be paid or otherwise extinguished upon the aformentioned closures of European call centers and other office consolidations. During the six months ended June 30, 1998, the Company recorded a net credit of $13.2 million to Merger related costs and other unusual charges with a corresponding reduction to liabilities primarily as a result of a change in the original estimate of costs to be incurred.

     Second Quarter 1997 Charge. The $46.9 million of liabilities remaining at June 30, 1998 primarily consists of $16.1 million of future severance and benefit payments and $28.5 million of future lease termination payments. During the six months ended June 30, 1998, the Company recorded a net credit of $11.2 million to Merger related costs and other unusual charges with a corresponding reduction to liabilities as a result of a change in the original estimate of costs to be incurred. Such credit was net of $24.1 million of costs incurred related to lease terminations.

10.  INVESTIGATION RELATED COSTS

     The Company records all costs incurred in connection with and as a result of the investigations into accounting irregularities as investigation related costs in the consolidated statement of operations. Such costs for the three and six months ended June 30, 1998 are primarily comprised of professional fees and public relations costs.

11.  OTHER CHARGES - FINANCING COSTS

     The Company paid $25 million of banking fees in May 1998 in connection with executing the Term Loan Facility (see Note 8 - Financing Transactions). Such financing was arranged to ensure Company liquidity in the absence of access to public financing markets as a result of the Company's discovery and announcement of accounting irregularities and the corresponding lack of audited financial statements. The financing costs have been deferred and are being amortized over six months, the anticipated borrowing period. As of June 30, 1998, the Company amortized $4.6 million which is classified in the statement of operations as "Other charges - financing costs".

     In connection with the Company exercising its option to redeem the 4 3/4% Notes, the Company anticipated that all holders of the 4 3/4% Notes would elect to convert the 4 3/4% notes to Company common stock based upon the fair value of the common stock at such time. However, during the redemption period, the Company discovered and announced accounting irregularities which resulted in a significant decrease in the Company's common stock price. As a result, holders of the 4 3/4% Notes elected not to convert the 4 3/4% notes to common stock and redeemed such notes at a premium (see Note 8 - Financing Transactions). Accordingly, the Company recorded a $7.2 million ($4.5 million after-tax) loss on early extinguishment of debt which is classified in the statement of operations as Other charges - financing costs.


12.  INVESTMENT IN AVIS RENT A CAR, INC.

     The Company's equity interest in Avis Rent A Car, Inc. ("Avis ") was reduced from 27.5% to 20.4% as a result of a secondary offering by Avis of its common stock in March 1998 in which the Company sold 1 million shares of Avis common stock. The Company recognized a pre-tax gain of approximately $17.7 million as a result of the sale, which is included in other revenue in the consolidated statement of operations.

13.  PENDING ACQUISITIONS

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

     RAC Motoring Services - On May 21, 1998, the Company announced that it reached a definitive agreement with the Board of Directors of Royal Automobile Club Limited ("RACL") to acquire their RAC Motoring Services subsidiary ("RACMS") for approximately $735 million in cash. The sale of RACMS has subsequently been approved by its shareholders. On September 27, 1998, the UK Secretary of State for Trade and Industry referred the RACMS acquisition to the UK Monopolies and Mergers Commission (the "MMC"). Closing is subject to certain conditions, including MMC approval. Although no assurances can be made, the Company currently anticipates that the transaction will be completed in the spring of 1999. RAC Motoring Services is the second-largest roadside assistance company in the UK and also owns the UK's largest driving school company.

14.  COMPANY INVESTIGATION AND LITIGATION

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

     Certain of these Federal Securities Actions purport to be brought on behalf of purchasers of the Company's common stock and/or options on common stock during various periods, most frequently beginning May 28, 1997 and ending April 15, 1998 (although the alleged class periods begin as early as March 21, 1995 and ends as late as July 15, 1998). Others claim to be brought on behalf of persons who exchanged common stock of HFS for the Company's common stock in connection with the Cendant Merger. Some plaintiffs purport to represent both of these types of investors. In addition, eight actions pending in the District of New Jersey purport to be brought, either in their entirety or in part, on behalf of purchasers of the Company's PRIDES securities. The complaints in the Federal Securities Actions allege, among other things, that as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused the prices of the Company's securities to be inflated artificially. The Federal Securities Actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and Rule 10b-5 promulgated thereunder, Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, Section 20(a) of the Exchange Act and Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the "Securities Act"). Certain actions also allege violations of common law. The individual action also alleges violations of Section 18(a) of the Exchange Act and the Florida securities law. The class action complaints seek damages in unspecified amounts. The individual action seeks damages in the amount of approximately $9 million plus interest and expenses.

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

15.  NEW ACCOUNTING STANDARD

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

16.  SUBSEQUENT EVENTS

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

     The Company provides fee-based services to consumers within the Travel, Real Estate and Alliance Marketing business segments. The Company generally does not own the assets or share the risks associated with the underlying businesses of its customers. In the Travel Services segment, the Company is the world's largest franchisor of lodging facilities and rental car facilities, the leading provider of vacation timeshare exchange services and a leading provider of international fleet management services. In the Real Estate Services segment, the Company is both the world?s largest franchisor of residential real estate brokerage offices and provider of corporate relocation services and is a leading mortgage lender in the United States. In the Alliance Marketing segment, the Company is a leading provider of membership consumer services and products.

RESTATEMENT

       As publicly announced on April 15, 1998, the Company discovered accounting irregularities in certain business units of CUC. As a result, the Company together with its counsel and assisted by auditors, immediately began an intensive investigation (the "Company Investigation"). In addition, the Audit Committee of the Company's Board of Directors initiated an investigation into such matters (the "Audit Committee Investigation", together with the Company Investigation, the "Investigations"). On July 14, 1998, the Company announced that the accounting irregularities were greater than those initially discovered in April and that the irregularities affected the accounting records of the majority of the CUC business units. On August 13, 1998, the Company announced that Company Investigation was complete and, on August 27, 1998, the Company announced that the Audit Committee had submitted its report to the Board of Directors on the Audit Committee Investigation into the accounting irregularities and its conclusions regarding responsibility for those actions. As a result of the findings from the Investigations and a concurrent internal financial review process by the Company, the underlying financial information for the three and six months ended June 30, 1998 and 1997 has been restated to incorporate all relevant information obtained therefrom. Such quarterly and six month results presented herein have also been restated for a change in accounting, effective January 1, 1997, related to revenue and expense recognition for memberships.

     Restated net income (loss) totaled $153.0 million and $(84.0) million for the quarters ended June 30, 1998 and 1997, respectively, ($.18 and $(.11) per diluted share, respectively). The Company originally reported (prior to restatement) net income (loss) of $210.9 million and $(92.3) million for the quarters ended June 30, 1998 and 1997, respectively ($.24 and $(.11)) per diluted Share, respectively). The Company originally reported income from continuing operations before Unusual Charges of $205.5 million ($.23 per diluted share) in 1998 and $136.6 ($(.16) per diluted share) in 1997. The corresponding restated income from continuing operations before unusual charges for the quarterly periods ended June 30, 1998 and 1997 totaled $156.7 million ($.17 per diluted share) and $139.0 million $(.16 per diluted share), respectively. The increases (decreases) in such restated amounts (1998 - $(48.8) million, 1997 - $2.4 million) compared to those amounts originally reported were the result of: (i) additional after-tax expenses in 1998 and 1997 of $(40.1) million ($.04 per diluted share) and $4.9 million ($.00 per diluted share), respectively, due to the aforementioned change in accounting; and (ii) accounting errors and irregularities in 1998 and 1997 of $(8.7) million ($.01) per diluted share) and $(2.5) million ($0.00 per diluted share), respectively.

     Restated net income (loss) totaled $325.9 million and $(250.6) million, for the six months ended June 30, 1998 and 1997, respectively, ($.37 and $(.30)) per diluted share, respectively). The Company originally reported (prior to restatement) net income of $413.8 million and $11.0 million for the six months ended June 30, 1998 and 1997, respectively ($.46 and $.01 per diluted share, respectively).

       The Company originally reported income from continuing operations before merger related and other unusual charges and investigation related costs of $421.2 million ($.46 per diluted share) in 1998 and $237.0 million ($.30 per diluted share) in 1997. The corresponding restated income from continuing operations, before merger related and other unusual charges, investigation related costs and the cumulative effect of a change in accounting, for the six months ended June 30, 1998 and 1997 totaled $343.2 million ($.38 per diluted share) and $252.7 million ($.30 per diluted share), respectively. The increases (decreases) in such restated amounts (1998 - $(78.0) million, 1997 - $15.7 million) compared to those amounts originally reported were the result of additional after-tax expenses in 1998 and 1997 of $(57.0) million ($.06) per diluted share) and $4.9 million, respectively, due to the aforementioned change in accounting and accounting errors and irregularities in 1998 and 1997 of $(21.0) million ($(.02) per diluted share) and $10.8 million, respectively.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 VS THREE MONTHS ENDED JUNE 30, 1997

     The operating results of the Company and certain of its underlying business segments for the three months ended June 30, 1998 and 1997 are comprised of business combinations accounted for by the purchase method of accounting. Accordingly, the results of operations of such acquired companies have been included in the consolidated operating results of the Company and its applicable business segments from the respective dates of acquisition.

     In the underlying Results of Operations discussion of the Company and its business segments, operating expenses exclude net interest expense and income taxes. The operating results of the Company for the three months ended June 30, 1998 and 1997 are as follows:

     (In millions)                                                             THREE MONTHS ENDED JUNE 30,
                                                                     --------------------------------------------
                                                                        1998              1997           VARIANCE
                                                                     -----------      -----------       ---------

------------------------------------------------------------------------------------------------------------------------------
     CONTINUING OPERATIONS:
     Net revenues                                                    $  1,277.9       $     999.6             28%
     Operating expenses:
         Excluding Unusual Charges                                      1,007.7             753.6             34%
         Unusual Charges (1)                                              (27.5)            278.9              *
                                                                     ----------       -----------
     Total operating expenses                                             980.2           1,032.5
                                                                     ----------       -----------
     OPERATING INCOME (LOSS)                                              297.7             (32.9)             *
         Interest, net (2)                                                 35.6              12.8            178%
                                                                     ----------       -----------
     Pre-tax income (loss) before minority interest                       262.1             (45.7)             *
     Provision for income taxes                                            92.3              23.7              *
     Minority interest, net                                                14.9                 -              *
                                                                     ----------       -----------
     INCOME (LOSS) FROM CONTINUING OPERATIONS                             154.9             (69.4)             *
-----------------------------------------------------------------------------------------------------------------------------

     Loss from discontinued operations, net of taxes                       (1.9)            (14.6)             *
                                                                     ----------       -----------
     Net income (loss)                                               $    153.0       $     (84.0)             *
                                                                     ==========       ============

     ---------------------
       (1)    Merger-related costs and other unusual charges

       (2) Includes $12.7 million of financing costs incurred as a result of the Company's discovery and announcement of accounting irregularies in the CUC business units.
        * Not meaningful

     Operating income from continuing operations in 1998 increased $330.6 million from 1997 which was comprised of a $278.3 million increase in net revenues and a $52.3 million reduction in operating expenses. Contributing to the increase in operating income was a reduction in Unusual Charges of $306.4 million primarily attributable to $278.9 million of Unusual Charges incurred during the second quarter of 1997 principally in connection with and coincident to the Company's merger with PHH Corporation. Net credits to Unusual Charges of $27.5 million were recorded during 1998 primarily representing changes in previously recorded estimates. Excluding Unusual Charges, operating income increased $24.2 million in 1998 compared to 1997 despite that the Company incurred $19.5 million of investigation related costs in 1998 and $37.8 million of incremental membership solicitation costs which was planned before management was aware of the accounting change which resulted in the expense of such costs as incurred. Businesses acquired during 1998, accounted for $20.2 of the increase in operating income, while the remainder was due to the internal growth within existing businesses owned by the Company for the full 1998 and 1997 quarterly periods which was primarily attributable to growth in the travel and real estate segments.
A discussion of operating income excluding merger related and other unusual charges is included in the segment discussion to follow.

       Interest expense-net, exclusive of $12.7 million of financing costs incurred in 1998 as a result of the aforementioned discovery of accounting irregularities (See Note 11 to the consolidated financial statements), increased $10.1 million, primarily due to: (i) incremental average borrowings which the Company used to finance more than $2.6 billion of acquisitions during the three months ended June 30, 1998, including the acquisitions of National Parking Corporation, Jackson Hewitt, Inc. ("Jackson Hewitt") and the Harpur Group Ltd. ("Harpur"); and (ii) interest income earned in 1997 on the proceeds from the February 1997 issuance of $550 million 3% Notes and other available cash, which were invested in short-term marketable securities. (See "LIQUIDITY AND CAPITAL RESOURCES - Completed Acquisitions").

     The Company's effective tax rate was reduced to 35.2% in 1998. In 1997, the Company recorded a $23.7 million tax provision on a pre-tax loss of $45.7 million, due to the non-deductibility of a significant amount of Unusual Charges recorded during 1997. The 1997 effective income tax rate on Unusual Charges was 25%. Excluding Unusual Charges, the effective income tax rate on income from continuing operations decreased from 40.4% in 1997 to 35.5% in 1998. Such decrease is due to the Company's execution of certain tax minimization strategies, the favorable impact of lower tax rates in international jurisdictions and lower non-deductible amortization expense as a percentage of pre-tax income.

     The Company recorded minority interest expense of $14.9 million in 1998 related to the preferred dividend payable on mandatorily redeemable preferred securities issued on March 2, 1998 (See "LIQUIDITY AND CAPITAL RESOURCES - Financing Exclusive of Management and Mortgage Program Financing").

     Discontinued operations, consisting of the Company's consumer software and classified advertising businesses generated net losses in 1998 and 1997 of $1.9 million and $14.6 million, respectively. The operating results of discontinued operations in 1997 included Unusual Charges, after tax of $10.0 million for severance associated with the termination of certain consumer software executives. Excluding Unusual Charges, consumer software incurred net losses of $7.0 million in both 1998 and 1997, although net revenues were $51.4 million greater in 1998. Additional operating expenses were incurred during 1998 within the consumer software business for development and marketing costs. Net income of the classified advertising business increased $2.7 million on a net revenue increase of $25.5 million. Operating income within the classified advertising business increased $12.9 million primarily as a result of sales volume from businesses acquired by Hebdo Mag International, Inc. prior to its merger with the Company during the fourth quarter of 1997. The operating income increase within the classified advertising segment was partially offset by a higher effective tax rate in 1998.

SEGMENT DISCUSSIONS

     The underlying discussion of each segment's operating results for the three months ended June 30, 1998 and 1997 focuses on profits from continuing operations, excluding interest, taxes, and Unusual Charges ("Operating Income"). Management believes such discussion is the most informative representation of recurring, non-transactional related operating results of the Company's business segments.

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

     The Company acquired National Parking Corporation ("NPC") on April 27, 1998. NPC owns National Car Parks, the largest private (non-municipal) single car park operator in the United Kingdom ("UK") with approximately 500 locations. NPC also owns Green Flag, the third largest roadside assistance group in the UK, which offers a wide-range of emergency support and rescue services to approximately 3.5 million members.

     (In millions)                          THREE MONTHS ENDED JUNE 30,
                                   ------------------------------------------
                                      1998              1997        VARIANCE
                                   ----------        ----------    ----------
     Net revenues                  $    489.4        $    333.1         47%
     Operating expenses                 325.5             215.0         51%
                                   ----------        ----------
     Operating income              $    163.9        $    118.1         39%
                                   ==========        ==========

     Operating income, including the acquisitions of Harpur and NPC, increased $45.8 million (39%) as a result of double-digit percentage point growth in business units comprising 98% of combined Travel Segment operating income. Revenue increased $156.3 million (47%) while expenses increased $110.5 million (51%). Harpur, acquired January 20, 1998, contributed $4.3 million of operating income, which included $8.2 million of revenue and $3.9 million of operating expenses. NPC contributed $12.8 million of operating income in 1998 for the two months of Company ownership, which included $111.5 million of revenue and $98.7 million of operating expenses. On a comparable basis, excluding the 1998 acquisitions of Harpur and NPC, operating income increased $28.6 million (24%) while operating margins increased from 36% to 40%.

     Lodging operating income increased $13.2 million (30%) due to a $9.1 million (8%) increase in revenue and a $3.9 million (6%) decrease in expenses. The lodging revenue increase is primarily due to a $6.0 million increase in franchise fees, including a $2.6 million (6%) increase in royalties and $3.6 million increase in initial fees from sales of master license agreements in Europe. The royalty increase resulted from a 2% increase in franchisee growth and a 2% increase in revenue per available room ("REVPAR") at franchised hotels. Expenses within the lodging business unit decreased due to a reduction of corporate overhead allocated to the lodging business unit as the Company leveraged its corporate infrastructure among more businesses. Timeshare operating income increased $5.9 million (32%) due to an $8.7 million (10%) increase in revenue offset by a $2.8 million (4%) increase in expenses. The timeshare revenue increase is primarily due to a $3.8 million (9%) increase in exchange revenue and a $2.4 million (8%) increase in subscription revenue. The exchange revenue increase is the result of a 7% increase in pricing, while the increase in subscription revenue is the result of a 7% increase in membership growth. Car rental operating income increased $7.5 million (36%) on a $9.5 million (25%) increase in revenue. The car rental revenue increase primarily resulted from a $7.3 million increase in franchise fees including a $4.1 million increase in international license fees and a $1.2 million (5%) increase in royalty. Car rental royalty revenue increased as a result of a 3% increase in pricing and a 4% increase in rental days. Fleet management, excluding the incremental operating results of Harpur, contributed a $6.2 million (22%) increase in operating income due primarily to a $4.5 million (13%) increase in asset based (principally leasing) revenue and a $6.1 million (14%) increase in service based revenue. The increase in asset based revenue is due to a 7% increase in the number of leases and a 6% increase in pricing. The increase in fleet management servicing revenue is due to a 29% increase in the number of service cards partially offset by an 11% decrease in pricing. Including Harpur, Fleet operating income increased $10.5 million (38%).

REAL ESTATE SERVICES SEGMENT

     The Company operates business units that provide a range of services related to home sales, principally in the United States. The Company is the world's largest franchisor of real estate brokerage offices through its CENTURY 21(R),

COLDWELL BANKER(R) and ERA(R) franchise brands, which were involved in more than 25% of homes sold in the United States in 1997. Similar to the Travel Services Segment franchise business, the Company receives royalty revenue from approximately 11,500 franchisees under contracts with terms ranging from 5 to 50 years. The Company operates the world's largest provider of corporate employee relocation services and receives fees for providing an array of services such as selling relocating employees' homes (without recourse to the Company), assisting the relocating employee in finding a home, moving household goods, expense reporting and other services. The Company also operates the largest in-bound mortgage telemarketing operation in the United States. Cendant Mortgage Corporation ("Mortgage") generates origination profits from the sale of mortgage notes, generally within 45 days of origination but retains recurring servicing revenue streams over the life of the mortgage. In addition, the Company is a distributor of welcome packages to new homeowners, which provide discounts from local merchants. Each Real Estate Services business provides customer referrals from other Real Estate Services businesses as well as a database for prospective Alliance Marketing Segment cross selling.

     (In millions)                        THREE MONTHS ENDED JUNE 30,
                                 --------------------------------------------
                                    1998              1997           VARIANCE
                                 -----------      -----------       ---------
     Net revenues                $    354.9        $    246.0             44%
     Operating expenses               198.3             159.7             24%
                                 ----------        ----------
     Operating income            $    156.6        $     86.3             81%
                                 ==========        ==========

       Operating income increased $70.3 million (81%) primarily as a result of increases in the Real Estate franchise and Mortgage business units. Revenue increased $108.9 million (44%) while expenses increased only $38.6 million (24%). Real Estate franchise operating income increased $42.5 million (91%) primarily as a result of a $34.2 million increase in royalty revenue and a $10.6 million increase in preferred alliance revenue (revenue generated from preferred alliance partners seeking access to franchisees and franchisee customers), while expenses increased only $5.4 million. The increase in royalty revenue was due to a 24% increase in home sale volume and a 17% increase in the underlying average price of homes sold. Expenses remained relatively flat due to their stable nature increasing the operating margin within the Real Estate franchise business by 12 percentage points. Operating income at the Mortgage business unit increased $24.1 million (129%) driven primarily by a $4.1 billion (165%) increase in mortgage originations. The increase in mortgage originations generated $50.1 million of additional production revenue while mortgage related expenses (primarily production related) increased $27.3 million. Operating income at the Relocation business unit increased $3.7 million (20%) as a result of a $7.5 million net increase in home sale, referral and other relocation fees offset by a $3.8 million increase in operating expenses primarily due to an increase in information technology system support costs. The Company committed to a $40 million, two-year capital expenditure program to combine the PHH and Coldwell Banker Corporation relocation operating and customer delivery systems following the PHH Merger.

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

     Alliance Marketing growth is generated primarily from direct marketing to consumers or by partnering with businesses such as banks, credit card and travel companies which furnish access to their client base. Commencing with the Cendant Merger, alliance marketing businesses have unfettered access to the customers of the Company's Travel Segment businesses that account for 1 of 6 U.S. hotel rooms sold, 1 of 4 cars rented in the U.S. and more than 70% of timeshare resort vacation exchanges worldwide. Alliance marketing businesses also have access to customers of the Company's Real Estate Segment business that participate in more than 25% of U.S. home sales, more than 50% of corporate employee relocations and more than $25 billion in annual mortgage originations.

     (In millions)                        THREE MONTHS ENDED JUNE 30,
                                ---------------------------------------------
                                    1998             1997            VARIANCE
                                -----------       -----------      ----------
     Net revenues               $     377.2       $     332.3             14%
     Operating expenses               411.8             321.5             28%
                                -----------       -----------
     Operating income           $     (34.6)      $      10.8           (420%)
                                ============      ===========

     Operating income for the Alliance Marketing segment decreased $45.4 million (420%) to a loss of $34.6 million due primarily to increased membership solicitation expenses.

     Individual membership operating income decreased $44.5 million from operating income in 1997 of $1.5 million to a 1998 operating loss of $43.0 million. Revenues increased $20.2 million (13%) due primarily to increased memberships. Individual membership operating expenses increased $64.6 million (42%) due primarily to increased membership solicitation costs which are expensed as incurred as well as increases in call center and membership servicing expenses.

     Insurance/Wholesale operating income decreased $0.8 million (1%) to $26.9 million. Revenue increased $18.1 million (15%) to $136.8 million and was more than offset by an increase in expenses of $18.9 million (21%). Domestic revenues increased $9.9 million (10%) to $107.8 million. This revenue increase was primarily due to new customer additions. Domestic expenses increased by $9.3 million (13%) due primarily to increased customer servicing expenses. International revenues increased $8.2 million (40%) to $29.0 million but were offset by increased expenses of $9.5 million (46%) to $30.2 million. The international business continued its expansion into new countries and markets, accounting for growth in both revenue and expenses.

     Lifestyle operating income remained unchanged at a loss of $18.4 million due to revenue increases of $6.7 million (11%) offset an increase in expenses of $6.7 million (9%). Revenue at Entertainment Publications, Inc. ("EPub") decreased by $3.4 million (37%) but operating income increased $3.4 million (18%). During the second quarter, EPub received $8.7 million of cost reimbursements for third party sales activities incurred prior to the second quarter of 1998. The North American Outdoor Group ("NAOG") revenue increased $8.7 million (39%), but operating income decreased $2.0 million to an operating loss of $2.0 million. These changes were due primarily to increases in book, video and advertising revenues being offset by higher membership solicitation costs.

OTHER SEGMENT

     The Company operates a variety of other businesses, in addition to those which comprise each of the Company's core business segments. Such business operations and transactions are primarily comprised of (i) franchising the second largest tax preparation service system in the United States as a result of the Company's first quarter 1998 acquisition of Jackson Hewitt; (ii) information technology and reservation system support services provided to the car rental and hotel industry ("Wizcom"); (iii) casino credit information and marketing services ("Casino Marketing"); and (iv) equity in earnings from the Company's investment in the Avis Rent A Car, Inc. ("Avis") car rental company.





     (In millions)                         THREE MONTHS ENDED JUNE 30,
                                    ------------------------------------------
                                       1998              1997         VARIANCE
                                    -----------      -----------     ---------
     Net revenues                   $     56.4       $      88.2         (36%)
     Operating expenses                   72.1              57.5         (25%)
                                    ----------       -----------
     Operating income               $    (15.7)      $      30.7        (151%)
                                    ==========       ===========

Operating income decreased $46.4 million primarily as a result of a $16.6 million reduction in equity in earnings of Avis, a reduction of $7.9 million of operating income associated with Interval International, Inc. ("Interval"), which was sold in December 1997 and $19.5 million of investigation related expenses. The Company owned 100% of Avis common stock prior to its October 1997 initial public offering and currently owns approximately 20%.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 VS SIX MONTHS ENDED JUNE 30, 1997

The operating results of the Company and certain of its underlying business segments for the six months ended June 30, 1998 and 1997 are comprised of business combinations accounted for by the purchase method of accounting. Accordingly, the results of operations of such acquired companies have been included in the consolidated operating results of the Company and its applicable business segments from the respective dates of acquisition.

In the underlying Results of Operations discussion of the Company and its business segments, operating expenses exclude net interest expense, income taxes and minority interest. The operating results of the Company for the six months ended June 30, 1998 and 1997 are as follows:

         (In millions)                                                      SIX MONTHS ENDED JUNE 30,
                                                                -----------------------------------------------
                                                                    1998               1997            VARIANCE
                                                                -----------         -----------      -----------

------------------------------------------------------------------------------------------------------------------------------
         CONTINUING OPERATIONS:
         Net revenues                                           $   2,407.3         $   1,953.3               23%
                                                                -----------         -----------
         Operating expenses:
           Excluding Unusual Charges                                1,818.7             1,506.4               21%
           Unusual Charges (1)                                        (24.4)              278.9                *
                                                                -----------         -----------
         Total operating expenses                                   1,794.3             1,785.3
                                                                -----------         -----------

         OPERATING INCOME                                             613.0               168.0                *
           Interest, net (2)                                           54.6                22.9              138%
                                                                -----------         -----------
         Pre-tax income before minority interest
           and cumulative effect of accounting change                 558.4               145.1                *
         Provision for income taxes                                   199.8               100.8                *
         Minority interest, net                                        19.8                   -                *
                                                                -----------         -----------
         INCOME FROM CONTINUING OPERATIONS BEFORE
           CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     338.8                44.3                *

------------------------------------------------------------------------------------------------------------------------------

         Income (loss) from discontinued
           operations, net of taxes                                   (12.9)              (11.8)              (9%)
         Cumulative effect of accounting
           change, net of tax                                             -              (283.1)               *
                                                                -----------         ------------
         Net income (loss)                                      $     325.9         $    (250.6)               *
                                                                ===========         ============

     ---------------------
      *Not meaningful
     (1) Merger-related costs and other unusual charges
     (2) Includes $12.7 million of financing costs incurred as a result of the Company's discovery and announcement of accounting irregularities in the CUC business units.

     Operating income from continuing operations increased $445.0 million comprised of a $454.0 million increase in net revenues and only a $9.0 million increase in operating expenses. Contributing to the increase in operating income was a reduction of Unusual Charges of $303.3 million primarily attributable to $278.9 million of Unusual Charges incurred during the second quarter of 1997 principally in connection with and coincident to the PHH Merger. A net credit to Unusual Charges of $24.4 million was recorded in 1998 which primarily represented changes in previously recorded estimates. Excluding Unusual Charges operating income increased $141.7 million in 1998 from 1997 despite that the Company incurred $19.5 million of investigation related costs in 1998 and $62.1 million of incremental individual membership solicitation costs which was planned before Management was aware of the accounting change resulting in expense of such costs as incurred.

Businesses acquired during 1998 accounted for $47.4 million of the increase in operating income. The remainder was due to the internal growth of the businesses owned by the Company for the full six month periods in 1998 and 1997, which was primarily attributable to growth in the travel and real estate segments. A discussion of operating income excluding merger related costs and other unusual charges is included in the segment discussion to follow.

       Interest expense, net, exclusive of $12.7 million of financing costs incurred during 1998 as a result of the aforementioned discovery of irregularities, increased $19.0 million, primarily due to: (i) incremental average borrowings which the Company used to finance more than $2.6 billion of acquisitions during the six months ended June 30, 1998 including the acquisitions of NPC, Jackson Hewitt and Harpur; and (ii) interest income earned in 1997 on the proceeds from the February 1997 issuance of $550 million 3% Notes and other available cash, which were invested in short-term marketable securities. (See "LIQUIDITY AND CAPITAL RESOURCES Completed Acquisitions").

     The Company's effective tax rate was reduced from 69.5% in 1997 to 35.8% in 1998 due to the non-deductibility of a significant amount of Unusual Charges recorded during 1997 and the Company's continued focus on executing strategies to optimize its effective tax rate. The 1997 effective income tax rate includes only a 28.9% effective tax rate on Unusual Charges due to the significant non-deductibility of such costs. Excluding Unusual Charges, the effective income tax rate on income from continuing operations decreased from 40.4% in 1997 to 35.9% in 1998. Such decrease is due to the Company's execution of certain tax minimization strategies, the favorable impact of lower tax rates in international jurisdictions and lower non-deductible amortization expense as a percentage of pre-tax income.

     The Company recorded minority interest expense of $19.8 million in 1998 primarily related to the preferred dividend payable on the FELINE PRIDES and the trust preferred securities issued on March 2, 1998 (See "LIQUIDITY AND CAPITAL RESOURCES - Financing Exclusive of Management and Mortgage Program Financing").

     Discontinued operations, consisting of the Company's consumer software and classified advertising businesses generated net losses in 1998 and 1997 of $12.9 million, and $11.8 million respectively. The operating results of discontinued operations in 1997 included Unusual Charges, after tax, of $10.0 million for severance associated with the termination of certain consumer software executives. Excluding Unusual Charges, consumer software incurred incremental net losses of $15.8 million comprised of increased net revenues of $55.6 million, which were more than offset by a $78.8 million increase in operating expenses. Additional operating expenses were incurred during 1998 for development and marketing costs. Net income of the classified advertising business increased $4.7 million on a net revenue increase of $42.7 million. Operating income within the classified advertising business increased $15.5 million primarily as a result of profits from businesses acquired by Hebdo Mag International, Inc. prior to its merger with the Company, during the fourth quarter of 1997. The operating income increase within the classified advertising segment was partially offset by a higher effective tax rate in 1998.

     The Company recorded a non-cash after tax charge in 1997 of $283.1 million to account for the cumulative effect of an accounting change, effective January 1, 1997, related to revenue and expense recognition for memberships.

SEGMENT DISCUSSION

     The underlying discussion of each segment's operating results for the six months ended June 30, 1998 and 1997 focuses on profits from continuing operations, excluding interest, taxes, Unusual Charges and cumulative effect of a change in accounting ("Operating Income"). Management believes such discussion is the most informative representation of recurring, non-transactions related operating results of the Company's business segments.

TRAVEL SERVICES SEGMENT

     (In millions)                            SIX MONTHS ENDED JUNE 30,
                                  --------------------------------------------
                                     1998              1997           VARIANCE
                                  ----------       -----------       ---------
     Net revenues                   $851.0           $ 660.1             29%
     Operating expenses              534.6             432.6             24%
                                  ----------       -----------
     Operating income               $316.4           $ 227.5             39%
                                  ==========       ===========

     Operating income, including the acquisitions of Harpur and NPC, increased $88.9 million (39%) as a result of double-digit percentage point growth in travel business units comprising 98% of combined Travel Services Segment operating income. Revenue increased $190.9 million (29%) while expenses increased only $102.0 million (24%). Harpur contributed $7.3 million of operating income, which included $15.6 million of revenue and $8.3 million of operating expenses. NPC contributed $12.8 million of operating income during the two months of the Company's ownership including $111.5 million of revenue and $98.7 million of operating expenses. On a comparable basis, excluding the 1998 acquisitions of NPC and Harpur, operating income increased $68.7 million (30%).

     Lodging operating income increased $21.9 million (27%) due to a $14.0 million (7%) increase in revenue and a $7.9 million reduction in operating expenses. The lodging revenue increase is primarily due to a $12.2 million increase in franchise fees including a $4.7 million (6%) increase in royalty revenue and sales of master license agreements in Europe. The lodging royalty increase resulted from a 2% increase in royalty rate and a 2% increase in REVPAR at franchised hotels. Expenses within the lodging business unit decreased due to a reduction of corporate overhead allocated to the lodging business unit in 1998, consistent with the changes in the Company's infrastructure. Timeshare operating income increased $22.0 million (57%) resulting from an $8.8 million (9%) increase in exchange revenue and a $4.0 million (6%) increase in membership fees. While the exchange fee increase was driven by a 7% pricing increase, subscription revenue increased due to a 7% increase in memberships. Car rental operating income increased $19.8 million (55%) primarily from a $10.5 million increase in franchise fees, including $8.6 million associated with international license fees and a $1.9 million increase in royalty. Furthermore, overhead allocations to car rental decreased $3.3 million as the Company leveraged its combined corporate overhead across all merged business units. Fleet management, excluding Harpur, had a $11.6 million (19%) increase in operating income due to a $9.7 million (14%) increase in net asset based (principally leasing) revenue. Including Harpur, Fleet management operating income increased $18.9 million (31%).

REAL ESTATE SERVICES SEGMENT

   (In millions)                          SIX MONTHS ENDED JUNE 30,
                                ---------------------------------------------
                                   1998              1997           VARIANCE
                                -----------      -----------        ---------
   Net revenue                    $634.0            $437.1             45%
   Operating expenses              372.5             303.0             23%
                                ----------        ----------
   Operating income               $261.5            $134.1             95%
                                ==========        ==========

     Operating income increased $127.4 million (95%) primarily driven by increases in the Real Estate franchise and Mortgage business units. Revenue increased $196.9 million (45%) while expenses increased only $69.5 million (23%). Real Estate franchise operating income increased $69.1 million (104%) primarily as a result of a $56.9 million increase in royalty revenue and an $11.3 million increase in preferred alliance revenue while expenses increased only $7.7 million. The increase in Real Estate franchise royalty revenue was due to a 23% increase in home sale volume and a 16% increase in the underlying average price of homes sold. Expenses remained relatively flat due to their stable nature, increasing the operating margin within the Real Estate franchise business unit 15 percentage points. Operating income at the Mortgage business unit increased $47.2 million (150%) driven primarily by a $6.9 billion (163%) increase in mortgage originations. The increase in mortgage originations generated $84.8 million in additional production revenue while mortgage related expenses (primarily production related) increased $48.6 million. Operating income at the Relocation business unit grew $12.2 million (37%) on a revenue increase of $22.0 million, while operating expenses increased $9.8 million. The revenue increase primarily resulted from increases in relocation referrals and other relocation fees while the expense increases were driven by information technology system support associated with the consolidation of former PHH and Coldwell Banker relocation operating and customer delivery systems as well as other operating expenses.

ALLIANCE MARKETING SEGMENT

   (In millions)                          SIX MONTHS ENDED JUNE 30,
                                ---------------------------------------------
                                   1998              1997            VARIANCE
                                -----------      -----------        ---------
   Net revenues                  $ 749.2            $686.3              9%
   Operating expenses              789.2             642.7             23%
                                -----------      -----------
   Operating income              $ (40.0)             43.6           (192%)
                                ===========      ===========

     Operating income for the Alliance Marketing segment decreased $83.6 million (192%) to a loss of $40.0 million due primarily to increased membership solicitation expenses.

     Individual membership operating income decreased $72.4 million (540%) from a 1997 operating income of $13.4 million to a 1998 operating loss of $59.0 million. Revenue increased $24.2 million (8%) due primarily to increased memberships and increased travel agent commissions. Individual membership operating expenses increased $96.6 million (31%) due primarily to increased membership solicitation costs which are expensed as incurred as well as increases in call center and membership servicing expenses.

     Insurance/Wholesale operating income increased $10.2 million (19%) to $62.8 million. Revenue increased $40.2 million (17%) to $270.8 million and was partially offset by an increase in expenses of $30.0 million (17%). Domestic revenues increased $25.2 million (13%) to $215.0 million. This revenue increase was primarily due to new customer additions. Insurance claims (which are treated as a reduction in profit sharing revenue) remained flat at 29% in both years. Domestic expenses increased by $14.4 million (10%) due primarily to increased customer servicing expenses. International revenue increased to $15.0 million (37%) to $55.8 million but were offset by increased expenses of $15.6 million (40%). The international business continued its expansion into new countries and markets, accounting for growth in both revenue and expenses.

     Lifestyle operating loss increased $21.4 million from a 1997 loss of $22.4 million to a 1998 loss of $43.8 million. This decrease was due to revenue decreases of $1.4 million (1%) and expense increases of $20.0 million (13%). Revenue at EPub decreased $10.8 million (41%) and operating income decreased $5.7 million (17%). This decline reflects a change in sales focus from community group to school distribution channels, which impacted 1998 revenue. School distribution channels generate revenue in the third and fourth quarter while community group distribution channels also generate first quarter sales. Additionally, during the first six months of 1998, EPub received $8.7 million of cost reimbursements for third party sales activities incurred prior to the second quarter of 1998. Revenues and operating income in the Company's dating membership business decreased by $1.5 million (8%) and $5.8 million (79%), respectively, due primarily to an inability to acquire radio time slots as well as increases advertising expenses. NAOG revenue increased of $11.5 million (25%), but operating income fell $8.7 million to a loss of $5.4 million. These changes were due primarily to increases in book, video and advertising revenues being offset by higher membership solicitation costs.

OTHER SEGMENT

  (In millions)                         SIX MONTHS ENDED JUNE 30,
                                --------------------------------------------
                                   1998              1997           VARIANCE
                                -----------      -----------       ---------
   Net revenues                   $173.1            $169.8              2%
   Operating expenses              122.4             128.1             (4%)
                                -----------      -----------
   Operating income               $ 50.7            $ 41.7             22%
                                ===========      ===========

     Operating income increased $9.0 million (22%) primarily due to $27.3 million of earnings generated from the Jackson Hewitt tax service franchise business acquired in January 1998 and a $17.7 million pre-tax gain on the sale of Avis common stock in a February 1998 secondary offering. These increases in operating income were offset by $17.7 million of 1997 operating income attributable to Interval which was sold in December 1997 and $19.5 million of investigation related costs. The 5.7 million (4%) decrease in expenses primarily represents $41.1 million of expenses associated with sold Interval operations and $19.5 million of investigation related costs, net of $21.7 million associated with acquired Jackson Hewitt operations.

LIQUIDITY AND CAPITAL RESOURCES

PENDING ACQUISITIONS

American Bankers. On March 23, 1998, the Company entered into a definitive agreement (the "ABI Merger Agreement") to acquire American Bankers Insurance Group, Inc. ("American Bankers") for $67 per share in cash and stock, for aggregate consideration of approximately $3.1 billion. The Company agreed to purchase 23.5 million shares of American Bankers at $67 per share through its pending cash tender offer, to be followed by a merger in which the Company agreed to deliver Cendant shares with a value of $67 for each remaining share of American Bankers common stock outstanding. The Company has received anti-trust clearance to acquire American Bankers. The tender offer is subject to the receipt of tenders representing at least 51 percent of the common shares of American Bankers as well as customary closing conditions, including regulatory approvals. The Company plans to fund this acquisition with proceeds received from either its new term loan arrangement, borrowings under other committed facilities, operating cash flow or a combination of the above. The Company may also fund a portion of the purchase price with equity or proceeds from the disposition of its consumer software and classified advertising businesses (See - Discontinued Operations). From time to time, representatives of the Company and representatives of American Bankers have discussed possible modifications to the terms of the ABI Merger Agreement, including a change in the mix of consideration to increase the cash component and decrease the stock component and changing the transaction to a taxable transaction. No agreement regarding any such modification has been reached and there can be no assurance that such discussion will result in any agreement being reached. If no agreement regarding the terms of any modifications to the terms of the ABI Merger Agreement is reached, the current ABI Merger Agreement will remain in effect in accordance with its terms. The transaction is expected to be completed in the fourth quarter of 1998 or the first quarter of 1999. American Bankers provides affordable, specialty insurance products and services through financial institutions, retailers and other entities offering consumer financing.

RAC Motoring Services. On May 21, 1998, the Company announced that it has reached a definitive agreement with the Board of Directors of Royal Automobile Club Limited ("RACL") to acquire their RAC Motoring Services subsidiary ("RACMS") for approximately $735 million in cash. The sale of RACMS has subsequently been approved by its shareholders. On September 27, 1998, the UK Secretary of State for Trade and Industry referred the RACMS acquisition to the UK Monopolies and Mergers Commission (the "MMC"). Closing is subject to certain conditions, including MMC approval. Although no assurances can be made, the Company currently anticipates that the transaction will be completed in the spring of 1999. The Company plans to fund this acquisition with proceeds from either its new term loan arrangement, borrowings under other committed facilities, operating cash flow or a combination of the above.

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

Jackson Hewitt. On January 7, 1998, the Company completed the acquisition of Jackson Hewitt for approximately $480 million in cash. Jackson Hewitt operates the second largest tax preparation service franchise system in the United States. The Jackson Hewitt franchise system specializes in computerized preparation of federal and state individual income tax returns.

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

     The Company filed an amended shelf registration statement (the "Shelf Registration Statement") on February 6, 1998 with the Securities and Exchange Commission for the issuance of up to an aggregate $4.0 billion of debt and equity securities. Pursuant to the Shelf Registration Statement on March 2, 1998, Cendant Capital I (the "Trust"), a statutory business Trust formed under the laws of the State of Delaware and a wholly-owned subsidiary of the Company issued 29.9 million FELINE PRIDES and 2.3 million trust preferred securities and received approximately $1.5 billion in gross proceeds therefrom. The Trust invested the proceeds in 6.45% Senior Debentures due 2003 (the "Debentures"), issued by the Company, which represent the sole asset of the Trust. The obligations of the Trust related to the FELINE PRIDES and trust preferred securities are unconditionally guaranteed by the Company to the extent the Company makes payments pursuant to the Debentures. The issuance of the FELINE PRIDES and trust preferred securities resulted in the utilization of approximately $3.0 billion of availability under the Shelf Registration Statement. Upon issuance, the FELINE PRIDES consisted of 27.6 million Income PRIDES and 2.3 million Growth PRIDES, each with a face amount of $50 per PRIDE. The Income PRIDES consist of trust preferred securities and forward purchase contracts under which the holders are required to purchase common stock from the Company in February of 2001. The Growth PRIDES consist of zero coupon U.S. Treasury securities and forward purchase contracts under which the holders are required to purchase common stock from the Company in February 2001. The trust preferred securities and the trust preferred securities under the Income PRIDES, each with a face amount of $50 per security, bear interest, in the form of preferred stock dividends, at the annual rate of 6.45 percent. Payments under the forward purchase contract forming a part of the Income PRIDES will be made by the Company in the form of a contract adjustment payment at an annual rate of 1.05 percent. The forward purchase contract forming part of the Growth PRIDES will be made by the Company in the form of a contract adjustment payment at an annual rate of 1.30 percent. The forward purchase contracts require the holder to purchase a minimum of 1.0395 shares and a maximum of 1.3514 shares of the Company common stock per PRIDES security, depending upon the average of the closing price per share of the Company common stock for a 20 consecutive trading day period ending in mid-February of 2001. The Company has the right to defer the contract adjustment payments and the payment of interest on its Debentures to the Trust. Such election will subject the Company to certain restrictions, including restrictions on making dividend payments on its common stock until all such payments in arrears are settled.

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

     The Company's long-term debt, including current portion, was $4.0 billion at June 30, 1998, which primarily consisted of $3.25 billion of borrowings under the company's Term Loan Facility and $700 million of publicly issued fixed rate debt.

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

     To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed facilities aggregate 80 percent of the average amount of outstanding commercial paper. PHH maintains a $2.5 billion syndicated unsecured credit facility which is backed by domestic and foreign banks and is comprised of $1.25 billion of lines of credit maturing in 364 days and $1.25 billion maturing in the year 2000. In addition, PHH has a $200 million revolving credit facility, which matures on June 24, 1999, and has approximately $186 million of uncommitted lines of credit with various financial institutions which were unused at June 30, 1998. Management closely evaluates not only the credit of the banks but also the terms of the various agreements to ensure ongoing availability. The full amount of PHH?s committed facilities at June 30, 1998 was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit PHH?s access to commercial paper or medium-term notes funding.

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

CREDIT RATINGS

       On October 9, 1998, Moody's reduced the Company's long-term debt credit rating to Baa1. The Company's long-term debt credit ratings from S&P and Duff & Phelps ("Duff") remain at A; however such ratings are being reviewed by such agencies with negative implications. On October 9, 1998, Moody's reduced PHH's long-term and short-term debt ratings to A3/P2 from A2/P1. PHH's long-term and short-term debt ratings remain A+/A1, A+/F1 and A+/D1 with Standard & Poor's (S&P), Fitch IBCA and Duff, respectively. Presently, the ratings of S&P related to PHH debt are on watch with negative implications. While the recent downgrading and negative watch period will cause PHH and Cendant to incur a marginal increase in cost of funds, management believes its sources of liquidity continue to be adequate. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time).

CASH FLOWS

     The Company used $254.8 million of cash flows from operations in 1998, representing a $1.2 billion decrease from the same period in 1997. The $1.2 billion decrease in operating cash flows reflects growth in mortgage loan origination volume and a corresponding 1.5 billion decrease in related cash flow. Rapid growth, which contributed to the 149% increase in Mortgage Services operating income, also caused a temporary delay in selling mortgages to the secondary market until July 1998. The Company used $3.7 billion in cash flows from investing activities, which consisted of $2.7 billion of acquisitions and acquisition-related payments and $811.9 million of net investment in assets under management and mortgage-programs. Cash provided by financing activities of $5.7 billion primarily reflects the issuance of the FELINE PRIDES and proceeds of $3.3 billion from borrowings under the term loan facility.

CAPITAL EXPENDITURES

     The Company incurred $167.2 million of costs for capital expenditures and anticipates investing up to approximately $250 million in capital expenditures in 1998. Such capital expenditures are primarily associated with the development of integrated corporate relocation business systems in accordance with the merger plan developed upon the PHH merger date, mortgage services office and system additions to support the rapid growth in origination volume and the consolidation of internationally-based call centers.

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

SEVERANCE AGREEMENT

     On July 28, 1998, the Company announced that Walter A. Forbes resigned as Chairman of the Company and as a member of the Board of Directors. The severance agreement reached with Mr. Forbes entitles him the benefits required by his employment contract relating to a termination of Mr. Forbes' employment with the Company for reasons other than for cause. Aggregate benefits resulted in a $50.4 million third quarter 1998 expense comprised of $37.9 million in cash payments and 1.3 million of Company stock options, with a Black-Scholes value of $12.5 million. Such options were immediately vested and expire on July 28, 2008.

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

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II. OTHER INFORMATION


ITEM 1--LEGAL PROCEEDINGS

     The discussion contained under the heading "Company Investigation and Litigation" in Note 12 contained in Part 1--FINANCIAL INFORMATION, Item 1--Financial Statements, is incorporated herein by reference in its entirety.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     99.1 Restated financial data schedule for the quarterly periods ended March 31, June 30, and September 30, 1997 and 1996.

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

         The Company filed a report on Form 8-K dated May 18, 1998 reporting in
Item 4 the dismissal of Ernst & Young LLP as the independent accountants upon whom Deloitte & Touche LLP, the Company's principal independent accountants, previously relied in its report on the Company.

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


                                       CENDANT CORPORATION


                                       BY:  /s/ Michael P. Monaco
                                            ---------------------------------
                                                Michael P. Monaco
                                                Vice Chairman and
                                                Chief Financial Officer and
                                                Director




                                       BY:  /s/ Scott E. Forbes
                                           ----------------------------------
                                                Scott E. Forbes
                                                Executive Vice President
                                                and Chief Accounting Officer



Date: October 13, 1998