Form 10-Q
period 1998-09-30
CENDANT CORP
filed 1998-11-16
CIK 723612

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------


                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998
                           Commission File No. 1-10308

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


                                  ------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [T] No [ ]


                                        APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of each of the Registrant's classes of common stock was 853,078,387 shares of Common Stock outstanding as of November 12, 1998.

                      CENDANT CORPORATION AND SUBSIDIARIES

                                      INDEX
PART I        Financial Information                                     PAGE NO.

Item 1.       Financial Statements

              Consolidated Statements of Operations -
              Three and Nine Months Ended September 30, 1998 and 1997        3-4

              Consolidated Balance Sheets -
              September 30, 1998 and December 31, 1997                       5-6

              Consolidated Statements of Cash Flows - Nine Months Ended
              September 30, 1998 and 1997                                    7-8

              Notes to Consolidated Financial Statements                       9

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       26

Item 3.       Quantitative and Qualitative Disclosures About Market Risk      44

PART II       Other Information

Item 1.       Legal Proceedings                                               45
Item 6.       Exhibits and Reports on Form 8-K                                45

Certain statements in this Quarterly Report on Form 10-Q constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements, include, but are not limited to: the resolution or outcome of the pending litigation and government investigation relating to the previously announced accounting irregularities, uncertainty as to the Company's future profitability and, the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's existing and potential future lines of business; the Company's ability to integrate and operate successfully acquired and merged businesses and the risks associated with such businesses, including the merger that created Cendant, the National Parking Corporation acquisition and the Royal Automobile Club motoring services acquisition, the completion and impact of the sale of discontinued operations, such as Hebdo Mag International, International, Inc. and the Company's software businesses, the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements; uncertainty as to the future profitability of acquired businesses, the ability of the Company and its vendors to complete the necessary actions to achieve a year 2000 conversion for its computer systems and applications and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.

PART I - FINANCIAL INFORMATION
ITEM 1  - FINANCIAL STATEMENTS


                      CENDANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)

                                                                    Three Months Ended            Nine Months Ended
                                                                       September 30,                September 30,
                                                                  -----------------------      -----------------------
                                                                     1998         1997           1998         1997
                                                                              As Restated                 As Restated
                                                                                 (Note 2)                     (Note 2)
                                                                  -----------------------      -----------------------
Revenues
   Membership and service fees - net                              $  1,416.4    $ 1,099.3      $  3,678.8   $  2,932.5
   Fleet leasing (net of depreciation and interest
     costs of $324.9, $307.9, $954.6 and $892.2)                        18.5         12.8            57.5         42.9
   Other                                                                22.9         74.4           128.8        164.4
                                                                  ----------    ---------      ----------   ----------

Net revenues                                                         1,457.8      1,186.5         3,865.1      3,139.8

Expenses
   Operating                                                           515.9        344.3         1,306.9        958.1
   Marketing and reservation                                           297.2        278.5           853.2        750.3
   General and administrative                                          187.6        150.6           487.4        455.0
   Depreciation and amortization                                        88.9         59.0           241.3        175.4
   Other charges:
     Merger-related costs and other unusual charges (credits)            -             -            (24.4)       278.9
     Investigation related costs and termination benefits               61.9           -             81.4           -
     Financing costs                                                    14.5           -             27.2           -
     Asset impairments                                                  50.0           -             50.0           -
   Interest - net                                                       31.0         13.5            72.9         36.3
                                                                  ----------    ---------      ----------   ----------

Total expenses                                                       1,247.0        845.9         3,095.9      2,654.0
                                                                  ----------    ---------      ----------   ----------

Income from continuing operations before
   income taxes, minority interest and cumulative
   effect of accounting change                                         210.8        340.6           769.2        485.8
Provision for income taxes                                              73.2        137.6           273.0        238.4
Minority interest, net                                                  14.5           -             34.3           -
                                                                  ----------    --------       ----------   ---------

Income from continuing operations before
   cumulative effect of accounting change                              123.1        203.0           461.9        247.4

Loss from discontinued operations,
   net of taxes (Note 7)                                               (12.1)        (0.4)          (25.0)       (12.2)
                                                                  -----------   ----------     -----------  -----------

Income before cumulative effect of
   accounting change                                                   111.0        202.6           436.9        235.2
Cumulative effect of accounting change, net of tax                        -            -               -        (283.1)
                                                                  ---------     --------       ---------    -----------
Net income (loss)                                                 $    111.0    $   202.6      $    436.9   $    (47.9)
                                                                  ==========    =========      ==========   ===========


 See  accompanying   notes  to  consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                      (In millions, except per share data)


                                                                   Three Months Ended            Nine Months Ended
                                                                       September 30,                September 30,
                                                                  -----------------------      -----------------------
                                                                     1998         1997           1998         1997
                                                                              As Restated                 As Restated
                                                                                 (Note 2)                     (Note 2)
                                                                  -----------------------      -----------------------

  Income (Loss) Per Share:
   Basic
     Income from continuing operations
       before cumulative effect of accounting change              $     0.14    $    0.25      $    0.55    $     0.31
     Loss from discontinued operations, net                            (0.01)          -           (0.03)        (0.02)
     Cumulative effect of accounting change, net                          -            -               -         (0.35)
                                                                  ---------     --------       ---------    -----------

     Net income (loss)                                            $     0.13    $    0.25      $    0.52    $    (0.06)
                                                                  ==========    =========      =========    ===========


   Diluted
     Income from continuing operations
       before cumulative effect of accounting change              $     0.14    $    0.23      $    0.53    $     0.29
     Loss from discontinued operations, net                            (0.01)          -           (0.03)        (0.01)    (1)
     Cumulative effect of accounting change, net                          -            -               -         (0.32)    (1)
                                                                  ---------     --------       ---------    -----------

     Net income (loss)                                            $     0.13    $    0.23      $    0.50    $    (0.04)
                                                                  ==========    =========      =========    ===========


       (1) The number of weighted average shares used to compute income from continuing operations per share was also used to calculate the per share amounts for the net loss from discontinued operations, the cumulative effect of accounting change, net of tax and net loss. As a result of losses recorded for such amounts, the per share amounts for the net loss from discontinued operations, the cumulative effect of accounting change, net of tax and net loss are anti-dilutive to their respective basic per share amounts.




 See accompanying  notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)


                                                                       September 30,     December 31,
                                                                           1998              1997
                                                                       -------------    -------------
Assets
Current assets
    Cash and cash equivalents                                          $     1,611.2    $        67.0
    Receivables, net                                                         1,327.8          1,170.7
    Deferred income taxes                                                      330.9            311.9
    Other current assets                                                       973.7            767.2
    Net assets of discontinued operations                                      520.2            273.3
                                                                       -------------    -------------

Total current assets                                                         4,763.8          2,590.1
                                                                       -------------    -------------

    Property and equipment                                                   1,298.2            460.8
    Franchise agreements, net                                                  961.3            890.3
    Goodwill, net                                                            4,015.8          2,148.2
    Other intangibles, net                                                   1,043.6            897.5
    Other assets                                                               688.5            642.8
                                                                       -------------    -------------

Total assets exclusive of assets under programs                             12,771.2          7,629.7
                                                                       -------------     ------------

Assets under management and mortgage programs
    Net investment in leases and leased vehicles                             3,738.0          3,659.1
    Relocation receivables                                                     631.0            775.3
    Mortgage loans held for sale                                             2,360.8          1,636.3
    Mortgage servicing rights                                                  573.4            373.0
                                                                       -------------     ------------

                                                                             7,303.2          6,443.7
                                                                       -------------    -------------

Total assets                                                           $    20,074.4    $    14,073.4
                                                                       =============    =============



 See  accompanying   notes  to  consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)


                                                                            September 30,    December 31,
                                                                                1998             1997
                                                                           -------------     -------------
Liabilities and shareholders' equity
Current liabilities
Accounts payable and other current liabilities                             $     1,489.3     $     1,492.4
Current portion of long-term debt                                                2,702.7                 -
Deferred income                                                                  1,392.2           1,042.0
                                                                           -------------     -------------

Total current liabilities                                                        5,584.2           2,534.4
                                                                           -------------     -------------

Deferred income                                                                    227.8             292.1
Long-term debt                                                                   1,308.5           1,246.0
Other noncurrent liabilities                                                       320.6             181.2
                                                                           -------------     -------------

Total liabilities exclusive of liabilities under programs                        7,441.1           4,253.7
                                                                           -------------     -------------

Liabilities under management and mortgage programs
    Debt                                                                         6,195.8           5,602.6
    Deferred income taxes                                                          257.9             295.7

Mandatorily redeemable preferred securities issued by subsidiaries               1,472.1                --

Commitments and contingencies (Note 15)

Shareholders' Equity
Preferred stock, $.01 par value - authorized
    10 million shares; none issued and outstanding                                    --                --
Common stock, $.01 par value - authorized
    2 billion shares; issued 858,281,922
    and 838,333,800 shares, respectively                                             8.6               8.4
Additional paid-in capital                                                       3,405.2           3,088.4
Retained earnings                                                                1,377.5             940.6
Accumulated other comprehensive loss                                                (6.7)            (38.2)
Restricted stock, deferred compensation                                             (2.7)             (3.4)
Treasury stock, at cost 6,750,546 shares                                           (74.4)            (74.4)
                                                                           --------------    --------------

Total shareholders' equity                                                       4,707.5           3,921.4
                                                                           -------------     -------------

Total liabilities and shareholders' equity                                 $    20,074.4     $    14,073.4
                                                                           =============     =============


 See  accompanying   notes  to  consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                        1998              1997
                                                                                    -------------    --------------
                                                                                                      As Restated
                                                                                                        (Note 2)
Operating Activities
Net income (loss)                                                                   $       436.9    $       (47.9)
Loss from discontinued operations, net of taxes                                              25.0             12.2
Cumulative effect of accounting change, net of tax                                            -              283.1
Depreciation and amortization                                                               241.3            175.4
Other charges - asset impairments and termination benefits                                   62.5                 -
Merger-related costs and other unusual charges (credits)                                    (24.4)           278.9
Payments of merger-related costs and other unusual
    charge liabilities                                                                     (127.2)          (157.6)
Other                                                                                       (76.1)          (305.5)
                                                                                    --------------   --------------
Net cash provided by operations exclusive of
    management and mortgage programs                                                        538.0            238.6
                                                                                    -------------    -------------

Management and mortgage programs:
    Depreciation and amortization                                                           944.9            812.3
    Mortgage loans held for sale                                                           (724.4)            86.1
                                                                                    --------------   -------------
                                                                                            220.5            898.4
                                                                                    -------------    -------------
Net cash provided by operating activities
    of continuing operations                                                                758.5          1,137.0
                                                                                    -------------    -------------

Investing Activities
Property and equipment additions                                                           (240.8)           (97.4)
Investments                                                                                 (94.2)          (181.2)
Net change in marketable securities                                                           4.7           (646.5)
Net assets acquired (net of cash acquired) and acquisition-related payments              (2,658.2)          (539.9)
Other, net                                                                                   77.0           (131.3)
                                                                                    -------------    --------------
Net cash used in investing activities of continuing
    operations exclusive of management
    and mortgage programs                                                                (2,911.5)        (1,596.3)
                                                                                    --------------   --------------

Management and mortgage programs:
    Investment in leases and leased vehicles                                             (1,876.4)        (1,629.4)
    Payments received on investment in leases and leased vehicles                           765.5            615.2
    Proceeds from sales and transfers of leases and leased vehicles to third parties        136.8             63.5
    Equity advances on homes under management                                            (5,186.5)        (4,185.5)
    Repayment of advances on homes under management                                       5,333.8          4,341.3
    Additions to originated mortgage servicing rights                                      (338.7)          (147.6)
    Proceeds from sales of mortgage servicing rights                                         75.2             49.0
                                                                                    -------------    -------------
                                                                                         (1,090.3)          (893.5)
                                                                                    --------------   --------------
Net cash used in investing activities of
    continuing operations                                                                (4,001.8)        (2,489.8)
                                                                                    --------------   --------------


See  accompanying   notes  to  consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (In millions)



                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                        1998              1997
                                                                                    -------------    --------------
                                                                                                      As Restated
                                                                                                        (Note 2)
Financing Activities
Proceeds from borrowings                                                            $     3,279.6    $       917.5
Principal payments on borrowings                                                           (420.5)          (174.2)
Issuance of convertible debt                                                                    -            542.8
Issuance of common stock                                                                    160.4            119.9
Purchases of common stock                                                                       -           (171.3)
Proceeds from mandatorily redeemable preferred securities
    issued by subsidiaries, net                                                           1,446.7                 -
Other, net                                                                                      -             (6.6)
                                                                                    -------------    --------------

Net cash provided by financing activities of continuing operations
    exclusive of management and mortgage programs                                         4,466.2          1,228.1
                                                                                    -------------    -------------

Management and mortgage programs:
    Proceeds from debt issuance or borrowings                                             2,455.1          2,129.2
    Principal payments on borrowings                                                     (2,215.7)        (1,575.8)
    Net change in short-term borrowings                                                     347.0           (693.9)
                                                                                    -------------    --------------

                                                                                            586.4           (140.5)
                                                                                    -------------    --------------

Net cash provided by financing activities of
    continuing operations                                                                 5,052.6          1,087.6
                                                                                    -------------    -------------

Effect of changes in exchange rates on cash and cash equivalents                             (9.7)            (0.4)

Net cash used in discontinued operations                                                   (255.4)           (45.0)
                                                                                    --------------   --------------

Net increase (decrease) in cash and cash equivalents                                      1,544.2           (310.6)

Cash and cash equivalents, beginning of period                                               67.0            448.1
                                                                                    -------------    -------------

Cash and cash equivalents, end of period                                            $     1,611.2    $       137.5
                                                                                    =============    =============



See  accompanying   notes  to  consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      Basis of Presentation

        Cendant Corporation, together with its subsidiaries (the "Company"), is one of the foremost consumer and business services companies in the world. The Company was created through the merger (the "Cendant Merger") of HFS Incorporated ("HFS") and CUC International Inc. ("CUC") in December 1997 with the merged company being renamed Cendant Corporation. The Company provides fee-based services to consumers within the Travel, Real Estate and Alliance Marketing business segments.

        The consolidated balance sheet of the Company as of September 30, 1998, the consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997 and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited. The accompanying consolidated financial statements include the accounts and transactions of the Company and all wholly-owned subsidiaries.  All  intercompany  balances  and  transactions  have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934. The December 31, 1997 consolidated balance sheet was derived from the Company's audited financial statements included in the Company's Annual Report on Form10-K/A for the year ended December 31, 1997 and should be read in conjunction with such consolidated financial statements and notes thereto.

        In the opinion of the Company's management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.      Restatement

        As publicly announced on April 15, 1998, the Company discovered accounting irregularities in certain business units of CUC. As a result, the Company together with its counsel and assisted by auditors, immediately began an intensive investigation (the "Company Investigation"). In addition, the Audit Committee of the Company's Board of Directors initiated an investigation into such matters (the "Audit Committee Investigation", together with the Company Investigation, the "Investigations"). On July 14, 1998, the Company announced that the accounting irregularities were greater than those initially discovered in April and that the irregularities affected the accounting records of the majority of the CUC business units. On August 13, 1998, the Company announced that the Company Investigation was completed and, on August 27, 1998, the Company announced that the Audit Committee had submitted its report to the Board of Directors on the Audit Committee Investigation into the accounting irregularities and its conclusions regarding responsibility for those actions. As a result of the findings from the Investigations, the Company restated its financial statements for the years ended December 31, 1997, 1996 and 1995. Such restated financial statements were audited and filed on Form 10-K/A with the Securities and Exchange Commission ("SEC") on September 29, 1998. In addition, as a result of the Investigations and a concurrent internal financial review process by the Company which revealed both accounting errors and accounting irregularities, the Company restated its financial statements for the quarterly periods ended March 31 and June 30, 1998, respectively. The Company's restated financial statement for the quarterly periods ended March 31, 1998 and 1997 and June 30, 1998 and 1997 were filed on Quarterly Reports Form 10-Q/A with the SEC on October 13, 1998. The financial statements for the three and nine months ended September 30, 1997 are restated herein in this Form 10-Q.

        In connection with the Company Investigation and coincident with the audit and restatement process, certain adjustments were made in 1997 for accounting errors (that were not a result of irregularities) which relate to the former HFS businesses. Such adjustments were substantially comprised of $47.8 million in reductions to merger-related costs and other unusual charges, which increased 1997 income from continuing operations.

        In connection with the aforementioned accounting irregularities, the SEC and the United States Attorney for the District of New Jersey are also conducting investigations relating to the accounting irregularities (See
        Note 15). In connection with the SEC's investigation, in August 1998, the SEC requested that the Company change its accounting policies with respect to revenue and expense recognition for its membership businesses effective January 1, 1997. Although the Company believed that its accounting for memberships had been appropriate and consistent with industry practice, the Company complied with the SEC's request and adopted new accounting policies for its membership businesses. (See Note 3-Accounting Change). Accordingly, the financial results for the three and nine months ended September 30, 1997 as set forth herein have been restated for the accounting change.

        The Company has recorded all corrections arising from the findings of the Investigations. Such corrections were the result of accounting irregularities, the misapplication of generally accepted accounting principles and the aforementioned change in accounting for memberships. Provided below is a summary of the impact of such corrections and a reconciliation of the financial results from amounts previously reported to the restated financial statement amounts, as presented in this Quarterly Report on Form 10-Q. The reconciliation includes the reclassification of discontinued operations (see Note 7 Discontinued Operations). While management has made all adjustments considered necessary as a result of the findings of the Investigations, there can be no assurance that additional adjustments will not be required as a result of the ongoing SEC investigation.

                             STATEMENT OF OPERATIONS
                      (In millions, except per share data)


                                                              Three Months Ended September 30, 1997
                                              ------------------------------------------------------------------
                                                                                  Accounting
                                                                                  adjustments
                                                                                  for errors,
                                                  As                            irregularities
                                              previously       Discontinued     and accounting           As
                                               reported         operations          change            restated
                                            -------------     --------------    ----------------   -------------
Net revenues                                $     1,431.3     $      (142.0)    $        (102.8)   $     1,186.5
                                            -------------     --------------    ----------------   -------------
Expenses
   Operating                                        464.5             (78.6)              (41.6)           344.3
   Marketing and reservation                        360.9             (26.4)              (56.0)           278.5
   General and administrative                       105.8             (25.5)               70.3            150.6
   Depreciation and amortization                     70.2              (9.9)               (1.3)            59.0
   Interest, net                                     15.6              (4.2)                2.1             13.5
                                            -------------     --------------    ---------------    -------------
Total expenses                                    1,017.0            (144.6)              (26.5)           845.9
                                            -------------     --------------    ----------------   -------------

Income from continuing operations
   before income taxes                              414.3               2.6               (76.3)           340.6
Provision (benefit) for income taxes                166.0               2.2               (30.6)           137.6
                                            -------------     -------------     ----------------   -------------
Income from continuing operations                   248.3               0.4               (45.7)           203.0
Loss from discontinued operations,
   net of taxes                                          -             (0.4)                  -             (0.4)
                                            --------------    --------------    ---------------    --------------

Net income                                  $       248.3     $           -     $         (45.7)   $       202.6
                                            =============     =============     ================   =============

Income per share
Basic
   Income from continuing
     operations                             $        0.31                                          $       0.25
   Loss from discontinued
     operations, net                                   -                                                      -
                                            ------------                                           ------------
Net income                                  $        0.31                                          $       0.25
                                            =============                                          ============

Income per share
Diluted
   Income from continuing
     operations                             $        0.29                                          $       0.23
   Loss from discontinued
      operations, net                                  -                                                      -
                                            ------------                                           ------------
Net income                                  $        0.29                                          $       0.23
                                            =============                                          ============

Weighted Average Shares
Basic                                               805.9                                                  805.9
Diluted                                             889.0                                                  889.0



                             STATEMENT OF OPERATIONS
                      (In millions, except per share data)



                                                                   Nine Months Ended September 30, 1997
                                                   --------------------------------------------------------------------
                                                                                         Accounting
                                                                                         adjustments
                                                                                         for errors,
                                                         As                            irregularities
                                                     previously      Discontinued      and accounting           As
                                                      reported        operations           change           restated
                                                   -------------     --------------   ----------------    -------------
Net revenues                                       $     3,890.0     $      (407.2)   $        (343.0)    $     3,139.8
                                                   -------------     --------------   ----------------    -------------
Expenses
   Operating                                             1,317.8            (209.4)            (150.3)            958.1
   Marketing and reservation                               963.4             (97.2)            (115.9)            750.3
   General and administrative                              324.1             (65.4)             196.3             455.0
   Depreciation and amortization                           190.6             (23.9)               8.7             175.4
   Merger-related costs and other unusual charges          303.0             (16.5)              (7.6)            278.9
   Interest, net                                            43.9             (14.2)               6.6              36.3
                                                   -------------     --------------   ---------------     -------------
Total expenses                                           3,142.8            (426.6)             (62.2)          2,654.0
                                                   -------------     --------------   ----------------    -------------

Income (loss) from continuing operations
   before income taxes and cumulative
   effect of accounting change                             747.2              19.4             (280.8)            485.8
Provision (benefit) for income taxes                       346.5               7.2             (115.3)            238.4
                                                   -------------     -------------    ----------------    -------------
Income (loss) from continuing operations
   before cumulative effect of accounting change           400.7              12.2             (165.5)            247.4
Loss from discontinued operations,
   net of taxes                                               -              (12.2)                 -             (12.2)
                                                   ------------      --------------   ---------------     --------------

Income (loss) before cumulative effect
   of accounting change                                    400.7                 -             (165.5)            235.2
Cumulative effect of accounting change,
   net of tax                                                 -                  -             (283.1)           (283.1)
                                                   ------------      -------------    ----------------    --------------
Net income (loss)                                  $       400.7     $           -    $        (448.6)    $       (47.9)
                                                   =============     =============    ================    ==============

Income (loss) per share
Basic
   Income from continuing operations before
     cumulative effect of accounting change        $        0.50                                          $         0.31
   Loss from discontinued operations, net                     -                                                    (0.02)
   Cumulative effect of accounting change, net                -                                                    (0.35)
                                                   ------------                                           ---------------
Net income (loss)                                  $        0.50                                          $        (0.06)
                                                   =============                                          ===============

Income (loss) per share
Diluted
   Income from continuing operations before
     cumulative effect of accounting change        $        0.47                                          $         0.29
   Loss from discontinued operations, net                     -                                                    (0.01)
   Cumulative effect of accounting change, net                -                                                    (0.32)
                                                   ------------                                           ---------------
Net income (loss)                                  $        0.47                                          $        (0.04)
                                                   =============                                          ===============

Weighted Average Shares
Basic                                                     804.3                                                     804.3
Diluted                                                   877.1                                                     877.1


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

     In August 1998, in connection with the Company's cooperation with the SEC investigation into accounting irregularities discovered in the former CUC business units, the SEC concluded that when membership fees are fully refundable during the entire membership period, membership revenue should be recognized at the end of the membership period upon the expiration of the refund offer. The SEC further concluded that non-refundable solicitation costs should be expensed as incurred since such costs are not recoverable if membership fees are refunded. Accordingly, effective January 1, 1997, the Company recorded a non-cash after-tax charge of $283.1 million or $.32 per diluted share for the nine months ended September 30, 1997, to account for the cumulative effect of the accounting change.

4.   Earnings Per Share ("EPS")

     Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock. Basic and diluted EPS from continuing operations is calculated as follows:



                                                         Three Months Ended              Nine Months Ended
     (In millions, except per share amounts)                September 30,                  September 30,
                                                     --------------------------     --------------------------
                                                         1998           1997           1998            1997
                                                     -----------     ----------     -----------    -----------
     Income from continuing operations
       before cumulative effect of accounting
       change                                        $     123.1     $    203.0     $     461.9    $     247.4
     Convertible debt interest                               2.8            5.8             8.6           11.3
                                                     -----------     ----------     -----------    -----------

     Income from continuing operations,
       before cumulative effect of accounting
       change, as adjusted                           $     125.9     $    208.8     $     470.5    $     258.7
                                                     ===========     ==========     ===========    ===========

     Weighted average shares - basic                       850.8          805.9           844.8          804.3
     Potential dilution of common stock:
       Stock options                                         8.5           34.6            31.2           33.7
       Convertible debt                                     18.0           48.5            19.0           39.1
                                                     -----------     ----------     -----------    -----------
     Weighted average shares - diluted                     877.4          889.0           895.0          877.1
                                                     ===========     ==========     ===========    ===========

     EPS - continuing operations before
       cumulative effect of accounting
       change
     Basic                                           $      0.14     $     0.25     $      0.55    $      0.31
                                                     ===========     ==========     ===========    ===========

     Diluted                                         $      0.14     $     0.23     $      0.53    $      0.29
                                                     ===========     ==========     ===========    ===========


5.   Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" effective January 1, 1998. This statement establishes standards for the reporting and display of an alternative income measurement and its components in the financial statements.

     Components of comprehensive income (loss) are summarized as follows:


                                                                              Nine Months Ended
     (In millions)                                                              September 30,
                                                                       ------------------------------
                                                                           1998              1997
                                                                       -------------    -------------
     Net income (loss)                                                 $       436.9    $       (47.9)
                                                                       -------------    --------------
     Other comprehensive income (loss), net of tax:
       Currency translation adjustment                                          35.5            (16.4)
       Unrealized gains (losses) on marketable securities:
         Unrealized holding gains (losses)
           arising during the period                                            (4.0)               -
         Reclassification adjustment for gains included
           in earnings                                                             -             (4.3)
                                                                       -------------    --------------
     Comprehensive income (loss)                                       $       468.4    $       (68.6)
                                                                       =============    ==============



     The components of accumulated other comprehensive income (loss) for the nine months ended September 30, 1998 are as follows:



                                                     Net unrealized                       Accumulated
                                                     gain (loss) on       Currency           other
                                                       marketable       translation      comprehensive
     (In millions)                                     securities       adjustment       income (loss)
                                                     --------------    --------------   --------------
     Balance, January 1, 1998                        $         0.2     $       (38.4)   $       (38.2)
     Currency translation adjustment                             -              35.5             35.5
     Net unrealized gain (loss) on marketable
       securities                                             (4.0)                -             (4.0)
                                                     --------------    -------------    --------------
     Balance, September 30, 1998                     $        (3.8)    $        (2.9)   $        (6.7)
                                                     ==============    ==============   ==============



6.   Business Combinations

     The acquisitions discussed below were accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values. Excess purchase price over fair value of the underlying net assets acquired is allocated to goodwill. Goodwill is amortized on a straight-line basis over the estimated benefit periods, ranging from 25 to 40 years. The operating results of such acquired companies are reflected in the Company's consolidated statements of operations since the respective dates of acquisition.

     The  following  table  reflects  the fair  values  of assets  acquired  and liabilities assumed in connection with the Company's acquisitions consummated and other acquisition-related payments made during the nine months ended September 30, 1998.

     (In millions)
     Total consideration:
     Cash paid (net of $52.4 million of cash acquired)            $     2,658.2
                                                                  -------------

     Assets acquired                                                    1,187.3
     Liabilities assumed                                                  495.8
     Fair value of identifiable net assets acquired                       691.5
                                                                  -------------

     Goodwill                                                     $     1,996.7
                                                                  =============


     National Parking Corporation - On April 27, 1998, the Company completed the acquisition of National Parking Corporation Limited ("NPC") for $1.6 billion in cash, which included the repayment of approximately $227 million of outstanding NPC debt. NPC is substantially comprised of two operating subsidiaries: National Car Parks and Green Flag. National Car Parks is the largest private (non-municipal) single car park operator in the United
     Kingdom ("UK") and Green Flag operates the third largest roadside assistance group in the UK and offers a wide-range of emergency support and rescue services.

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

     Other 1998 Acquisitions and Acquisition-Related Payments - The Company acquired certain other entities for an aggregate purchase price of approximately $336.9 million in cash during the nine month period ended September 30, 1998. Additionally, the Company made a $100.0 million cash payment to the seller of Resort Condominiums International, Inc. in satisfaction of a contingent purchase liability.

     Pro forma Information - The following table reflects the unaudited operating results of the Company for the nine months ended September 30, 1998 and 1997 on a pro forma basis, which gives effect to the acquisition of NPC, accounted for under the purchase method of accounting. The remaining acquisitions completed during 1998 are not significant on a pro forma basis and are therefore not included. The pro forma results are not necessarily indicative of the operating results that would have occurred had the NPC transaction been consummated on January 1, 1997 nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the amortization expense associated with the assets acquired, the Company's financing arrangements, certain purchase accounting adjustments and the related income tax effects.



                                                                              Nine Months Ended
     (In millions, except per share amounts)                                    September 30,
                                                                           1998              1997
                                                                       -------------    -------------
     Net revenues                                                      $     4,066.6    $     3,565.8
     Income before cumulative effect of accounting change (1)                  436.8            228.9
     Net income (loss)                                                         436.8            (54.2)  (2)

     Per share information:
     Income per share before cumulative effect of accounting
       change (1)
       Basic                                                           $        0.52    $        0.28
       Diluted                                                                  0.50             0.27

     Net income (loss) per share
       Basic                                                           $        0.52    $       (0.07)
       Diluted                                                                  0.50            (0.05)  (2)

     Weighted average shares outstanding:
       Basic                                                                   844.8            804.3
       Diluted                                                                 895.0            877.1



-------------------
(1) Includes loss from discontinued operations, net of taxes for the nine months ended September 30, 1998 and 1997 of $25.0 million ($.03 per diluted share) and $12.2 million ($.01per diluted share), respectively.
(2) Includes the cumulative effect of a change in accounting of $283.1 million ($0.32 per diluted share) related to revenue and expense recognition for memberships with full refund offers.

7.   Discontinued Operations

     On August 12, 1998 (the "Measurement Date"), the Company announced that its Executive Committee of the Board of Directors committed to discontinue the Company's classified advertising and consumer software businesses by disposing of Hebdo Mag International, Inc. ("Hebdo Mag") and Cendant Software Corporation ("Cendant Software"), respectively. The Company has since entered into a definitive agreement, as amended, to sell Hebdo Mag to its former 50% owners for 7.1 million shares of Company common stock and approximately $360 million in cash. The transaction is expected to be consummated in the fourth quarter of 1998 and is subject to certain conditions, including regulatory approval and financing by the purchaser. The Company expects to recognize a gain of approximately $230 million upon the disposal of Hebdo Mag, assuming a Company stock price of $13.25 per share, the closing price of the Company's common stock on November 3, 1998. In addition, the Company has engaged investment bankers to analyze various strategic alternatives in regard to the disposition of Cendant Software and the Company is currently in various stages of discussions with certain parties regarding the potential sale of such business unit. The Company anticipates that the disposition of Cendant Software will also result in a significant gain.

     Summarized financial data of discontinued operations are as follows:

     Statement of Operations Data:


                                                                              Consumer Software
                                                     ------------------------------------------------------------------
                                                            Three Months Ended                  Nine Months Ended
     (In millions)                                             September 30,                      September 30,
                                                     -------------------------------    -------------------------------
                                                          1998             1997              1998             1997
                                                     -------------     -------------    -------------     -------------
     Net revenues                                    $       119.5     $        90.7    $       345.8     $       261.4
                                                     -------------     -------------    -------------     -------------

     Loss before income taxes                                (20.2)             (4.6)           (57.3)            (31.6)
     Benefit from income taxes                                (9.7)             (3.2)           (22.9)            (12.1)
                                                     --------------    --------------   --------------    --------------
     Net loss                                        $       (10.5)    $        (1.4)   $       (34.4)    $       (19.5)
                                                     ==============    ==============   ==============    ==============


                                                                           Classified Advertising
                                                     ------------------------------------------------------------------
                                                            Three Months Ended                  Nine Months Ended
     (In millions)                                             September 30,                      September 30,
                                                     -------------------------------    -------------------------------
                                                          1998             1997              1998             1997
                                                     -------------     -------------    -------------     -------------
     Net revenues                                    $        65.2     $        51.3    $       202.4     $       145.8
                                                     -------------     -------------    -------------     -------------

     Income (loss) before income taxes                        (0.2)              2.0             20.4              12.2
     Provision for income taxes                                1.4               1.0             11.0               4.9
                                                     -------------     -------------    -------------     -------------
     Net income (loss)                               $        (1.6)    $         1.0    $         9.4     $         7.3
                                                     ==============    =============    =============     =============


     The Company has allocated $13.8 million and $3.8 million of interest expense to discontinued operations for the nine months ended September 30, 1998 and 1997, respectively. Such interest expense represents the cost of funds associated with businesses acquired by the discontinued business segments at an interest rate consistent with the Company's consolidated effective borrowing rate.

     Balance Sheet Data:



                                                    Consumer Software                     Classified Advertising
                                          -----------------------------------     -------------------------------------
                                            September 30,       December 31,        September 30,        December 31,
     (In millions)                              1998                1997                1998                 1997
                                          ----------------    ---------------     -----------------     ---------------
     Current assets                       $         163.0     $         209.1     $          69.0       $          58.6
     Goodwill                                       111.3                42.2               273.3                 181.5
     Other assets                                    94.5                49.2                34.5                  33.2
     Total liabilities                             (102.6)             (127.0)             (122.8)               (173.5)
                                          ----------------    ----------------    ----------------      ----------------
     Net assets of discontinued
       operations                         $         266.2     $         173.5     $         254.0       $          99.8
                                          ===============     ===============     ===============       ===============



8.   Financing Transactions

     Term Loan Facility - On May 29, 1998, the Company entered into a 364-day term loan agreement with a syndicate of financial institutions which provided for borrowings of $3.25 billion (the "Term Loan Facility"). The Term Loan Facility, as amended, bears interest at LIBOR plus an applicable LIBOR spread, as defined. Upon the execution of the Term Loan Facility, temporary credit agreements, which provided for $1.0 billion of borrowings, were terminated. The Term Loan Facility, as amended, contains certain restrictive covenants, which are substantially similar to and consistent with the covenants in effect for the Company's existing revolving credit agreements. At September 30, 1998, the Term Loan Facility was fully utilized with approximately $700 million of borrowings classified as long-term based on the Company's ability and intent to refinance such borrowings on a long-term basis. The Company used $2 billion of the proceeds from the Term Loan Facility to repay the outstanding borrowings under its revolving credit facilities.

     Issuance of FELINE PRIDES and Trust Preferred Securities - On March 2, 1998, Cendant Capital I (the "Trust"), a statutory business Trust formed under the laws of the State of Delaware and a wholly-owned consolidated subsidiary of the Company, issued 29.9 million FELINE PRIDES and 2.3 million trust preferred securities and received approximately $1.5 billion in gross proceeds therefrom. The Trust invested the proceeds in 6.45% Senior Debentures due 2003 (the "Debentures") issued by the Company, which represents the sole asset of the Trust. The obligations of the Trust related to the FELINE PRIDES and trust preferred securities are unconditionally guaranteed by the Company to the extent the Company makes payments pursuant to the Debentures. Upon the issuance of the FELINE PRIDES and trust preferred securities, the Company recorded a liability of $43.3 million with a corresponding reduction to shareholders' equity equal to the present value of the total future contract adjustment payments to be made under the FELINE PRIDES. The FELINE PRIDES, upon issuance, consisted of
     27.6 million Income PRIDES and 2.3 million Growth PRIDES, each with a face amount of $50 per PRIDE. The Income PRIDES consist of trust preferred securities and forward purchase contracts under which the holders are required to purchase common stock from the Company in February 2001. The Growth PRIDES consist of zero coupon U.S. Treasury securities and forward purchase contracts under which the holders are required to purchase common stock from the Company in February 2001. The trust preferred securities and the trust preferred securities forming a part of the Income PRIDES, each with a face amount of $50, bear interest, in the form of preferred stock dividends, at the annual rate of 6.45 percent payable in cash. Such preferred stock dividends are presented as minority interest, net of tax in the consolidated statements of operations. Payments under the forward purchase contract forming a part of the Income PRIDES will be made by the Company in the form of a contract adjustment payment at an annual rate of
     1.05 percent. The forward purchase contract forming a part of the Growth PRIDES will be made by the Company in the form of a contract adjustment payment at an annual rate of 1.30 percent. The forward purchase contracts require the holder to purchase a minimum of 1.0395 shares and a maximum of
     1.3514 shares of Company common stock per PRIDES security, depending upon the average of the closing price per share of Company common stock for a 20 consecutive day period ending in mid-February of 2001. The Company has the right to defer the contract adjustment payments and the payment of interest on its Debentures to the Trust. Such election will subject the Company to certain restrictions, including restrictions on making dividend payments on its common stock until all such payments in arrears are settled.

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

9.   Merger-Related Costs and Other Unusual Charges

     The Company incurred merger-related costs and other unusual charges ("Unusual Charges") in 1997 related to continuing operations of $704.1 million primarily associated with and/or coincident to the Cendant Merger (the "Fourth Quarter 1997 Charge") and the merger with PHH Corporation (the "Second Quarter 1997 Charge"). The remaining liabilities at December 31, 1997, which are classified as accounts payable and other current liabilities and the reduction of such liabilities for the nine months ended September 30, 1998 are summarized by category of expenditure and by charge as follows:



                                     Liabilities                                                         Liabilities at
                                    at December 31,       Cash                                            September 30,
       (In millions)                    1997             Payment         Non-Cash         Adjustments          1998
                                    -------------    -------------     -------------    --------------    -------------
     Professional fees              $        50.7    $        37.6     $           -    $        (9.3)    $         3.8
     Personnel related                      168.5             72.2                 -            (18.2)             78.1
     Business terminations                    3.9              1.8               1.4             (2.4)              1.1
     Facility related and other              50.4             15.7               2.5              5.5              42.7
                                    -------------    -------------     -------------    -------------     -------------
       Total                        $       273.5    $       127.3     $         3.9    $       (24.4)    $       125.7
                                    =============    =============     =============    ==============    =============


                                     Liabilities                                                          Liabilities at
                                    at December 31,       Cash                                            September 30,
       (In millions)                    1997             Payment         Non-Cash         Adjustments         1998
                                    -------------    -------------     -------------    --------------     ------------
     Fourth Quarter 1997
       Charge                       $       197.4    $        99.3     $         0.9    $       (13.2)    $        85.8
     Second Quarter 1997
       Charge                                76.1             28.0               3.0            (11.2)             39.9
                                    -------------    -------------     -------------    --------------    -------------
       Total                        $       273.5    $       127.3     $         3.9    $       (24.4)    $       125.7
                                    =============    =============     =============    ==============    =============



     Fourth Quarter 1997 Charge. The $85.8 million of liabilities remaining at September 30, 1998 are primarily comprised of $63.3 million of severance and other personnel related costs and $18.8 million of outstanding facility-related liabilities. Approximately $4.1 million of remaining severance costs will be paid upon the closure of nine European call centers which will be substantially completed in 1998. Approximately $37.8 million of executive termination benefits will be paid or otherwise extinguished upon the settlement of employment obligations. Outstanding facility-related liabilities will be paid or otherwise extinguished upon the aforementioned closures of European call centers and other office consolidations. During the nine months ended September 30, 1998, the Company recorded a net credit of $13.2 million to Unusual Charges with a corresponding reduction to liabilities primarily as a result of a change in the original estimate of costs to be incurred.

     Second Quarter 1997 Charge. The $39.9 million of liabilities remaining at September 30, 1998 primarily consists of $14.8 million of future severance and benefit payments and $23.9 million of future lease termination payments. During the nine months ended September 30, 1998, the Company recorded a net credit of $11.2 million to Unusual Charges with a corresponding reduction to liabilities as a result of a change in the original estimate of costs to be incurred. Such credit was net of $24.1 million of costs incurred related to lease terminations.

10.  Investigation Related Costs and Termination Benefits

     The Company records all costs incurred in connection with and as a result of the investigations into accounting irregularities as "investigation related costs and termination benefits" in the consolidated statement of operations.

     On July 28, 1998, the Company announced that Walter A. Forbes resigned as Chairman of the Company and as a member of the Board of Directors. The severance agreement reached with Mr. Forbes entitles him the benefits required by his employment contract relating to a termination of Mr. Forbes' employment with the Company for reasons other than for cause. Aggregate benefits resulted in a $50.4 million third quarter 1998 charge comprised of $37.9 million in cash payments and 1.3 million of Company stock options with a Black-Scholes value of $12.5 million. Such options were immediately vested and expire on July 28, 2008. Other costs for the three and nine months ended September 30, 1998 of $11.5 million and $31.0 million, respectively, are primarily comprised of professional fees and public relations costs incurred in connection with the investigations.

11.  Other Charges - Financing Costs

     The Company paid $25 million of banking fees on May 29, 1998 in connection with executing the Term Loan Facility (see Note 8 Financing Transactions). Such financing was arranged to ensure Company liquidity in the absence of access to public financing markets as a result of the Company's discovery and announcement of accounting irregularities and the corresponding lack of audited financial statements. The financing costs have been deferred and are being amortized over six months, the anticipated borrowing period.

     In connection with the Company exercising its option to redeem the 4 3/4% Notes, the Company anticipated that all holders of the 4 3/4% Notes would elect to convert the 4 3/4% notes to Company common stock based upon the fair value of the common stock at such time. However, during the redemption period, the Company's common stock price experienced a significant decrease. As a result, holders of the 4 3/4% Notes elected not to convert the 4 3/4% notes to common stock and redeemed such notes at a premium (see
     Note 8 - Financing Transactions). Accordingly, the Company recorded a $7.2 million ($4.5 million after-tax) loss on early extinguishment of debt which is classified in the statement of operations as Other Charges - Financing Costs.

12.  Other Charges - Asset Impairments

     The Company periodically evaluates the recoverability of its investments and long-lived assets. As a result of such practices, the Company recorded a $50.0 million non-cash charge during the third quarter of 1998. Based on a recent evaluation of its long-lived assets and in connection with the Company's regular budget and forecasting processes, the Company determined that $37 million of goodwill associated with a Company subsidiary within its Alliance Marketing segment, National Library of Poetry, was impaired. In addition, the Company had equity investments in interactive businesses within its Other segment, which were generating negative cash flows and were unable to access sufficient liquidity through equity or debt offerings. As a result, the Company wrote-off $13 million of such investments.

13. Investment in Avis Rent A Car, Inc.

     The Company's equity interest in Avis Rent A Car, Inc. ("Avis ") was reduced from 27.5% to 20.4% as a result of a secondary offering by Avis of its common stock in March 1998 in which the Company sold one million shares of Avis common stock. The Company recognized a pre-tax gain of approximately $17.7 million as a result of the sale, which is included in other revenue in the consolidated statement of operations.

14.  Pending Acquisition

     RAC Motoring Services - On May 21, 1998, the Company announced that it reached a definitive agreement with the Board of Directors of Royal
     Automobile Club Limited ("RACL") to acquire their RAC Motoring Services subsidiary ("RACMS") for approximately $735 million in cash. The sale of RACMS has subsequently been approved by its shareholders. On September 24, 1998, the UK Secretary of State for Trade and Industry referred the RACMS acquisition to the UK Monopolies and Mergers Commission (the "MMC") for its approval. Closing is subject to certain conditions, including MMC approval. Although no assurances can be made, the Company currently anticipates that the transaction, if completed, will close in the spring of 1999. RACMS is the second-largest roadside assistance company in the UK and also owns the UK's largest driving school company.

15.  Company Investigation and Litigation

     Accounting Irregularities, Litigation and Investigation. On April 15, 1998, the Company announced that it discovered accounting irregularities in the former CUC business units. Since the Company's announcement and prior to the date hereof, seventy-one purported class action lawsuits, two purported derivative lawsuits and one individual lawsuit have been filed against the Company and certain current and former officers and directors of the Company and HFS, asserting various claims under the federal securities law (the "Federal Securities Actions"). Some of the actions also name as defendants Merrill Lynch & Co. and, in one case, Chase Securities, Inc., underwriters for the Company's PRIDES securities offering; and two others also name Ernst & Young LLP, the Company's former independent accountants. Sixty-four of the Federal Securities Actions were filed in the United States District Court for the District of New Jersey, six were filed in the United States District Court for the District of Connecticut (including the individual action), one was filed in the United States District Court for the Eastern District of Pennsylvania, and one was filed in New Jersey Superior Court. The Federal Securities Actions filed in the District of Connecticut and the Eastern District of Pennsylvania have been transferred to the District of New Jersey. On June 10, 1998, the Company moved to dismiss or stay the Federal Securities Actions filed in New Jersey Superior Court on the ground that, among other things, it is duplicative of the actions filed in federal courts. The court granted that motion on August 7, 1998 without prejudice to the plaintiff's right to refile the case in the District of New Jersey.

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

     On May 29, 1998, United States Magistrate Judge Joel A. Pisano entered an order consolidating the 50 Federal Securities Actions that had at that time been filed in the United States District Court for the District of New Jersey, under the caption In re: Cendant Corporation Litigation, Master File No. 98-1664 (WHW). Pursuant to the Order, all related actions subsequently filed in the District of New Jersey are to be consolidated under that caption. United States District Court Judge William H. Walls has selected lead plaintiffs and lead counsel to represent all potential class members in the consolidated actions and ordered that a consolidated amended complaint be filed by December 14, 1998. On November 11, 1998, the lead plaintiff representing purchasers of the Company's PRIDES securities filed an amended and consolidated complaint. Simultaneously, that lead plaintiff filed motions seeking: (1) certification of a class of persons who purchased the Company's PRIDES securities between February 24, and April 15, 1998 pursuant to a registration statement and prospectus prepared in connection with the public offering of the Company's PRIDES securities; (2) summary judgment against the Company on the claims brought pursuant to
     Section 11 of the Securities Act; and (3) a preliminary injunction requiring the Company to place $300 million in trust for the benefit of the proposed class of PRIDES purchasers. The Company intends to vigorously oppose the motions; however, the Company can make no assurances as to the timing, outcome or resolutions thereof.


     In addition, on April 27, 1998, a shareholder derivative action, Deutch v. Silverman, et al., No. 98-1998 (WHW), was filed in The District of New Jersey against certain of the Company's current and former directors and officers; The Bear Stearns Companies, Inc., Bear Stearns & Co., Inc. and, as a nominal party, the Company. The complaint in the Deutch action alleges that certain individual officers and directors of the Company breached their fiduciary duties by selling shares of the Company's stock while in possession of non-public material information concerning accounting irregularities. The complaint also alleges various other breaches of fiduciary duty, mismanagement, negligence and corporate waste and seeks damages on behalf of the Company.

     Another action, entitled Corwin v. Silverman, et al., No. 16347-NC, was filed on April 29, 1998 in the Court of Chancery for the State of Delaware. The Corwin action is purportedly brought both derivatively, on behalf of the Company, and as a class action, on behalf of all shareholders of HFS who exchanged their HFS shares for the Company's shares in connection with the Cendant Merger. The Corwin action names as defendants HFS and twenty-eight individuals who are and were directors of Cendant and HFS. The complaint in the Corwin action alleges that the defendants breached their fiduciary duties of loyalty, good faith, care and candor in connection with the Cendant Merger, in that they failed to properly investigate the operations and financial statements of the Company before approving the Cendant Merger at an allegedly inadequate price. The amended complaint also alleges that the Company's directors breached their fiduciary duties by entering into an employment agreement with Cendant's former Chairman, Walter Forbes, in connection with the Cendant Merger that purportedly amounted to corporate waste. The Corwin action seeks, among other things, recision of the Cendant Merger and compensation for all losses and damages allegedly suffered in connection therewith. On October 7, 1998, the Company filed a motion to dismiss the Corwin action or, in the alternative, for a stay of the Corwin action pending determination of the Federal Securities Actions.

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

     The Company does not believe it is feasible to predict or determine the final outcome of these proceedings or investigations or to estimate the amounts or potential range of loss with respect to the resolution of these proceedings or investigations. In addition, the timing of the final resolution of the proceedings or investigations is uncertain. The possible outcomes or resolutions of the proceedings could include a judgment against the Company or a settlement and could require substantial payments by the Company. The Company's management believes that adverse outcomes with respect to such proceedings could have a material adverse impact on the financial condition, results of operations and cash flows of the Company.

     ABI Litigation. On October 14, 1998, an action entitled P Schoenfeld Asset Management LLC v. Cendant Corp., et al., No. 98-4734 (WHW) (the "ABI Action"), was filed in the United States District Court for the District of New Jersey against the Company and four of its former officers and directors. The plaintiff in the ABI Action claims to be bringing the action on behalf of a class of all persons who purchased securities of American Bankers between March 23, 1998 and October 13, 1998. The complaint in the ABI Action alleges that the plaintiff and the putative class members purchased American Bankers securities in reliance on false and misleading public announcements and filings with the SEC made by the Company in connection with its proposed acquisition of American Bankers. The complaint alleges that those public announcements and filings contained materially misstated financial statements, because of accounting irregularities discussed above, and that the Company falsely announced its intention to consummate the acquisition of American Bankers. It is asserted that these misstatements were made in violation of Sections 10(b) and 20(a) of the Exchange Act and caused the plaintiff and other putative class members to purchase American Bankers securities at inflated prices.

     Other pending litigation. The Company and its subsidiaries are involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

16.  New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for all quarterly and annual periods beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company will adopt SFAS No. 133 effective January 1, 2000. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or results of operations when such statement is adopted.

17.  Subsequent Events

     Repricing of Stock Options

     On September 23, 1998, the Compensation Committee of the Board of Directors approved a repricing and option exchange program for mid-management employees relating to Company stock options granted to such employees during December 1997 and the first quarter of 1998. Such options were repriced on October 15, 1998 at $9.8125 per share (the "New Price"), which was the market price at the time of repricing. On September 23, 1998, the Compensation Committee also approved a repricing and option exchange program for certain executive officers and senior managers of the Company subject to certain conditions including revocation of a portion of existing options. Additionally, a management equity ownership program was adopted that requires these executive officers and senior managers to acquire Company common stock at various levels commensurate with their respective compensation levels. The repricing was accomplished by canceling existing options and issuing new options at the New Price and, with respect to certain options of executive officers and senior managers, at prices above the New Price.

     Termination of Acquisition Agreements

     American Bankers Insurance Group, Inc. Due to uncertainties concerning the eventual completion of the Company's pending acquisition of American Bankers Insurance Group, Inc. ("American Bankers") on October 13, 1998, the Company and American Bankers entered into a settlement agreement (the "Settlement Agreement"), pursuant to which the Company and American Bankers terminated a definitive agreement dated March 23, 1998 (the "Merger Agreement") which provided for the Company's acquisition of American Bankers for $3.1 billion. Accordingly, the Company's pending tender offer for American Bankers shares was also terminated.

     Pursuant to the Settlement Agreement and in connection with termination of the Company's proposed acquisition of American Bankers, the Company made a $400 million cash payment to American Bankers and wrote-off approximately $30 million of costs, primarily professional fees, which were deferred in connection with the proposed transaction. Such charges were recorded by the Company during the fourth quarter of 1998. The Company also terminated a bank commitment to provide a $650 million, 364-day revolving credit facility, which was made available to partially fund the acquisition.

     Providian Auto and Home Insurance Company. On October 5, 1998, the Company announced the termination of an agreement to acquire Providian Auto and Home Insurance Company ("Providian") for $219 million in cash. The termination date in the such agreement to acquire Providian was September 30, 1998. Certain representations and covenants in acquisition agreement had not been fulfilled and the conditions to closing had not been met. The Company did not pursue an extension of the termination date of the agreement because Providian no longer met the Company's acquisition criteria.

     Share Repurchase Program

     In October 1998, the Company announced that its Board of Directors had authorized a $1 billion common share repurchase program. Subject to compliance with bank credit facility covenants and rating agency constraints, the Company expects to execute the program through open-market purchases.

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

In the Travel Services segment, the Company is the world's largest franchisor of lodging facilities and rental car facilities, the leading provider of vacation timeshare exchange services, a leading provider of international fleet management services, a leading roadside assistance company in the U.K. and the largest operator of brand name parking garages in the U.K. In the Real Estate Services segment, the Company is both the world's largest franchisor of residential real estate brokerage offices and provider of corporate relocation services and is a leading mortgage lender in the United States. In the Alliance Marketing segment, the Company is a leading provider of membership consumer services and products, a significant marketer and administrator of insurance products through financial institutions and a provider of products and services designed to enhance customers' lifestyles.

As publicly announced on April 15, 1998, the Company discovered accounting irregularities in certain business units of CUC. As a result, the Company together with its counsel and assisted by auditors, immediately began an intensive investigation (the "Company Investigation"). In addition, the Audit Committee of the Company's Board of Directors initiated an investigation into such matters (the "Audit Committee Investigation", together with the Company Investigation, the "Investigations"). As a result of the findings from the Investigations and a concurrent internal financial review process by the Company, the Company restated its financial statements for the years ended December 31, 1997, 1996 and 1995 and the six months ended June 30, 1998. The financial information contained herein has been restated to incorporate all relevant information obtained from the Investigations. The 1997 results, presented herein, have also been restated for a change in accounting, effective January 1, 1997, related to revenue and expense recognition for memberships with full refund offers.

The Company recently changed its focus from making strategic acquisitions of new businesses to maximizing the opportunities and growth potential of its existing businesses. In connection with this change in focus, the Company intends to review and evaluate its existing businesses to determine whether certain businesses continue to meet its business objectives. As part of its ongoing evaluation of such businesses, the Company intends from time to time to explore and conduct discussions with regard to divestitures and related corporate transactions. However, the Company can give no assurance with respect to the magnitude, timing, likelihood or financial or business effect of any possible transaction. The Company also cannot predict whether any divestitures or other transactions will be consummated or, if consummated, will result in a financial or other benefit to the Company. The Company intends to use a portion of the proceeds from such dispositions, if any, together with the proceeds of this and future debt issues and bank borrowings and cash from operations, to retire the Company's outstanding $3.25 billion bank term loan, to execute a program to initially repurchase up to $1.0 billion of the Company's common stock and for other general corporate purposes.

As a result of the Company's change in focus, on August 12, 1998, the Company announced that it agreed to sell 100% of its classified advertising business unit, Hebdo Mag International, Inc. ("Hebdo Mag") to a company organized by Hebdo Mag management and engaged Credit Suisse First Boston to analyze strategic alternatives in regard to a potential third party sale of the Company's entire consumer software business unit. The Company is currently in various stages of discussions with certain parties regarding the potential sale of such consumer software business unit (see "Liquidity and Capital Resources - Discontinued Operations").

Results of Operations - Three Months Ended September 30, 1998 vs Three Months Ended September 30, 1997

The operating results of the Company and certain of its underlying business segments for the three months ended September 30, 1998 and 1997 are comprised of business combinations accounted for by the purchase method of accounting. Accordingly, the results of operations of such acquired companies have been included in the consolidated operating results of the Company and its applicable business segments from the respective dates of acquisition.

In the underlying Results of Operations discussion of the Company and its business segments, operating expenses exclude net interest expense and income taxes. The operating results of the Company for the three months ended September 30, 1998 and 1997 are as follows:



                                                                  Three Months Ended September 30,
                                                          ------------------------------------------------
(In millions)                                                 1998              1997           Variance
                                                          -------------    -------------     -------------

Continuing operations:
Net revenues                                              $     1,457.8    $     1,186.5           23%
                                                          -------------    -------------

Operating income                                                  256.3            354.1          (28%)
Interest, net (1)                                                  45.5             13.5          237%
                                                          -------------    -------------
Pre-tax income  before minority interest                          210.8            340.6          (38%)
Provision for income taxes                                         73.2            137.6          (47%)
Minority interest, net                                             14.5                -            *
                                                          -------------    -------------
Income from continuing operations                                 123.1            203.0          (39%)

Loss from discontinued operations                                 (12.1)            (0.4)           *
                                                          --------------   --------------
Net income                                                $       111.0    $       202.6          (45%)
                                                          =============    =============


---------------
(1) Includes $14.5 million of financing costs incurred as a result of the Company's discovery of accounting irregularities in the CUC business units.
*  Not meaningful.

Operating income from continuing operations decreased $97.8 million (28%) in 1998 despite a $271.3 million (23%) revenue increase and continued operating income growth in the Travel (35%) and Real Estate (52%) segments. The decrease in operating income resulted primarily from increased operating expenses in the Company's Alliance Marketing and Other segments. Such incremental expenses included $61.9 million of costs associated with the Investigations and non-recurring termination benefits provided to the former CUC and Company Chairman, Walter Forbes, as well as $50.0 million of non-cash write-offs of impaired intangible assets and interactive marketing business investments.

Net interest expense increased $32.0 million (237%) in 1998 primarily due to financing costs associated with $2.7 billion of 1998 acquisitions, including $1.6 billion for National Park Corporation ("NPC"), $0.5 billion for Jackson Hewitt ("Jackson Hewitt") and $0.2 billion for the Harpur Group Ltd. ("Harpur"). The Company also incurred $14.5 million of incremental financing costs incurred in connection with the execution of a term loan facility. The term loan facility provided liquidity to the Company in the absence of access to public financing markets prior to the filing of restated financial statements in the wake of the discovery of accounting irregularities in previously issued financial statements.

The Company's effective tax rate was reduced to 34.7% from 40.4%. Such decrease is due to the Company's execution of certain tax minimization strategies, the favorable impact of lower tax rates in international jurisdictions and lower non-deductible amortization expense as a percentage of pre-tax income.

Minority interest of $14.5 million in 1998 related to the preferred dividend payable on mandatorily redeemable preferred securities issued on March 2, 1998 (See "Liquidity And Capital Resources - Financing Exclusive of Management and Mortgage Program Financing").

Discontinued operations, consisting of the Company's consumer software and classified advertising businesses generated net losses in 1998 and 1997 of $12.1 million and $0.4 million, respectively. The consumer software business incurred net losses of $10.5 million in 1998 and $1.4 million in 1997. Net income of the classified advertising business decreased $2.6 million primarily as a result of economic volatility in Russia.

Segment Discussions

The underlying discussion of each segment's operating results for the three months ended September 30, 1998 and 1997 focuses on profits from continuing operations, excluding interest and taxes.

Travel Services Segment

The Company provides a spectrum of services necessary to domestic and international travelers. The Company is the world's largest franchisor of nationally recognized hotel brands and car rental operations (Avis). Royalty revenue is received from franchisees under contracts that generally range from 10 to 50 years in duration. The Company is the world's largest provider of timeshare exchange services (RCI) to timeshare owners under one to three year membership programs which require both exchange fees for exchanging vacation weeks and recurring membership fees. In addition, the Company is a leading provider of corporate fleet management and leasing services and also operates the largest value-added tax refund service worldwide.

The Company acquired NPC on April 27, 1998. NPC owns National Car Parks, the largest private (non-municipal) single car park operator in the United Kingdom ("UK"). NPC also owns Green Flag, the third largest roadside assistance group in the UK, which offers a wide-range of emergency support and rescue services to approximately 3.5 million members in the UK.



                                                             Three Months Ended September 30,
                                                     ------------------------------------------------
(In millions)                                             1998             1997            Variance
                                                     -------------     -------------    -------------
Net revenues                                         $       564.4     $       354.8             59%
Operating expenses                                           396.4             230.5             72%
                                                     -------------     -------------
Operating income                                     $       168.0     $       124.3             35%
                                                     =============     =============



Operating income increased $43.7 million (35%) as a result of a $209.6 million (59%) increase in revenue while expenses increased $165.9 million (72%). Excluding the 1998 acquisitions of Harpur and NPC, operating income increased $25.8 million (21%), revenue increased $48.6 million (14%), operating expenses increased $22.8 million (10%) and operating margins increased from 35% to 37%.

In  addition  to  acquisitions,  revenue  increases  were  achieved by all major business units comprising the Travel Services segment. Corporate fleet management revenue, exclusive of Harpur, increased $11.5 million (16%) due to a $7.5 million (25%) increase in leasing revenue and a $6.8 million (16%) increase in service fees. While the increase in lease revenue was attributable to a 16% increase in the average fee per vehicle, the increase in servicing fees resulted primarily from a 15% increase in the number of fuel and other service based cards. Lodging franchise fees increased $5.1 million (4%) due to a 2% increase in revenue per available room and a 1% increase in the royalty rate. Timeshare exchange revenue increased $5.7 million (13%) due to a 10% increase in the average fee and timeshare subscription revenue increased $1.4 million (4%) due to a 6% increase in members. The operating expense increase was due primarily to $143.1 million in acquisitions while the remaining $22.8 million increase in operating expenses represents a 10% increase reflecting the Travel Services segment's operating leverage.

Real Estate Services Segment

The Company provides a range of services related to home sales, principally in the United States. The Company is the world's largest franchisor of real estate brokerage offices through its CENTURY 21(R), COLDWELL BANKER(R) and ERA(R) franchise brands. Similar to the Travel Services Segment franchise business, the Company receives royalty revenue from approximately 12,000 franchisees under contracts with terms ranging from 5 to 50 years. The Company is the world's largest provider of corporate employee relocation services and receives fees for providing an array of services such as reselling relocating employees' homes with the employee or client corporation bearing the economic risk of such transaction, assisting relocating employees in finding homes, moving household goods, expense reporting and other services. The Company also operates the largest in-bound mortgage telemarketing operation in the United States generating origination profits from the sale of mortgage notes, but retains recurring servicing revenue streams over the life of the mortgage. In addition, the Company is a distributor of welcome packages, which provide discounts from local merchants to new homeowners. Customer referrals are made within the various real estate related services as well as generating a database for prospective Alliance Marketing Segment cross selling.



                                                             Three Months Ended September 30,
                                                     ------------------------------------------------
(In millions)                                             1998             1997            Variance
                                                     -------------     -------------    -------------
Net revenues                                         $       360.0     $       281.3             28%
Operating expenses                                           183.4             165.1             11%
                                                     -------------     -------------
Operating income                                     $       176.6     $       116.2             52%
                                                     =============     =============



Operating income increased $60.4 million (52%) primarily as a result of increases in mortgage origination revenue and real estate franchise royalty fees while operating expenses increased a modest 11% generating a 7.7 percentage point operating margin improvement for the Real Estate Services Segment. Revenue increased $78.7 million (28%) principally comprised of a $30.9 million (36%) increase in real estate franchise royalty fees and a $42.5 million (121%) increase in mortgage origination revenue. A 23% increase in home sale volume and an 11% increase in underlying average price of homes sold drove the royalty fee increase while a $3.4 billion (96%) increase in mortgage originations generated the mortgage origination revenue growth. Operating expenses increased $18.3 million (11%) consisting of an $11.8 million (139%) increase in information technology expenses required to support growth and the consolidation of duplicate systems of acquired companies and $5.7 million (39%) additional depreciation and amortization due to expansion with the balance being other growth related expenses.

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


                                                             Three Months Ended September 30,
                                                     ------------------------------------------------
(In millions)                                             1998             1997            Variance
                                                     -------------     -------------    -------------
Net revenues                                         $       499.0     $       437.6             14%
Operating expenses                                           484.6             377.2             28%
                                                     -------------     -------------
Operating income                                     $        14.4     $        60.4            (76%)
                                                     =============     =============



Operating income decreased $46.0 million (76%) to $14.4 million despite a $61.4 million (14%) increase in revenue. A $107.4 million increase in operating expenses primarily resulted from a $37.0 million non-cash write-off related to impaired goodwill associated with a Company subsidiary, the National Library of Poetry, $18.1 million of incremental marketing expenditures in the individual membership businesses, $11.7 million of costs associated with expanding international operations and $15.2 million of expenses associated with Credentials, Inc. ("Credentials") an individual membership business acquired in March 1998. The Company's decision to increase marketing solicitation costs preceded the Company's awareness of the requirement to change its accounting for memberships sold with a full refund offer, which requires the deferral of revenue generated by such solicitation efforts until the refund offer expires and to expensing such solicitation costs as incurred.

The $61.4 million increase in revenue to $499.0 million resulted principally from a $30.5 million increase in individual membership revenue. Excluding $10.6 million of revenue from acquired Credentials operations, individual membership revenue increased $19.9 million (12%) primarily from an increase in the average price of a membership. Insurance/wholesale revenue increased $17.0 million (14%) primarily from a $10.2 million (50%) increase in revenue from international sources and a $6.8 million (7%) domestic revenue increase. Revenue from the Company's North American Outdoor Group subsidiary ("NAOG") increased $13.5 million (58%) to $36.8 million primarily as a result of $6.3 million of increased book and video sales and $3.9 million of increased subscription revenue.

Other Segment

The Company operates a variety of other businesses in addition to those which comprise each of the Company's core business segments. Such business operations and transactions are primarily comprised of (i) franchising the second largest tax preparation service system in the United States as a result of the Company's first quarter 1998 acquisition of Jackson Hewitt; (ii) information technology and reservation system support services provided to the car rental, hotel and other travel related industries; (iii) casino credit information and marketing services; (iv) financial products provided to banks and (v) equity in earnings from the Company's investment in the Avis Rent A Car, Inc. ("Avis") car rental company.


                                                             Three Months Ended September 30,
                                                     ------------------------------------------------
(In millions)                                             1998             1997            Variance
                                                     -------------     -------------    -------------
Net revenues                                         $        34.4     $       112.8            (70%)
Operating expenses                                           137.1              59.6            130%
                                                     -------------     -------------
Operating income                                     $      (102.7)    $        53.2           (293%)


                                                     ==============    =========


Operating income decreased $155.9 million (293%) from both a $78.4 million decrease in revenue and a $77.5 million increase in expenses.

The increase in expenses was primarily comprised of $61.9 million of costs incurred during 1998 associated with the Investigations including a $50.4 million non-recurring termination benefit provided to former Company Chairman Walter Forbes upon his July 1998 separation from the Company in accordance with his employment contract. The remaining $15.6 million increase resulted from a $13.0 million write-off of certain Company investments in interactive businesses. Other increases in 1998 operating expenses reflect the acquisitions and integration of acquired businesses and assets such as Jackson Hewitt and travel agency operations. Such increases were partially offset by $23.3 million of 1997 expenses associated with Interval International, Inc. ("Interval"), a former Company subsidiary which was sold in December 1997.

The $78.4 million decrease in revenue resulted primarily from a $23.8 million decrease in equity in earnings from the Company's investment in Avis due to a decrease in common equity ownership interest from 100% to approximately 20%, a $32.0 million decrease from the absence of revenue associated with Interval operations and $22.6 million of other revenue, including gains on sales of casino marketing assets.

Results of Operations - Nine Months Ended September 30, 1998 vs Nine Months Ended September 30, 1997

The operating results of the Company and certain of its underlying business segments for the nine months ended September 30, 1998 and 1997 are comprised of business combinations accounted for by the purchase method of accounting. Accordingly, the results of operations of such acquired companies have been included in the consolidated operating results of the Company and its applicable business segments from the respective dates of acquisition.

In the underlying Results of Operations discussion of the Company and its business segments, operating expenses exclude net interest expense, income taxes and minority interest. The operating results of the Company for the nine months ended September 30, 1998 and 1997 are as follows:



                                                              Nine Months Ended September 30,
                                                     ------------------------------------------------
(In millions)                                             1998             1997            Variance
                                                     -------------     -------------    -------------

Continuing operations:
Net revenues                                         $     3,865.1     $     3,139.8           23%
                                                     -------------     -------------
Operating expenses:
   Excluding Unusual Charges                               3,020.2           2,338.8           29%
   Unusual Charges (1)                                       (24.4)            278.9            *
                                                     --------------    -------------
Total operating expenses                                   2,995.8           2,617.7           14%
                                                     -------------     -------------

Operating income                                             869.3             522.1           67%
Interest, net (2)                                            100.1              36.3          176%
                                                     -------------     -------------
Pre-tax income before minority interest
   and cumulative effect of accounting change                769.2             485.8           58%
Provision for income taxes                                   273.0             238.4           15%

Minority interest, net                                        34.3                 -            *
                                                     -------------     -------------
Income from continuing operations
   before cumulative effect of accounting change             461.9             247.4           87%

Loss from discontinued operations,
   net of taxes                                              (25.0)            (12.2)        (105%)
Cumulative effect of accounting change,
   net of tax                                                    -            (283.1)           *
                                                     -------------     --------------
Net income (loss)                                    $       436.9     $       (47.9)           *
                                                     =============     ==============




------------
(1) Merger-related costs and other unusual charges.
(2) Includes $27.2 million of financing costs incurred as a result of the Company's discovery of accounting irregularities in the CUC business units.
*Not meaningful.

Operating income from continuing operations increased $347.2 million which was comprised of a $725.3 million (23%) increase in net revenues and a $378.1 million (14%) increase in operating expenses. Contributing to the increase in operating income was a reduction of Unusual Charges of $303.3 million primarily attributable to $278.9 million of Unusual Charges incurred during the second quarter of 1997 principally in connection with and coincident to the April 1997 merger of PHH Corporation ("PHH") with and into HFS. A net credit to Unusual Charges of $24.4 million was recorded in 1998, which primarily represented changes in previously recorded estimates. Excluding incurred Unusual Charges operating income increased $43.9 million in 1998 from 1997 despite $81.4 million of costs incurred related to the Investigations and a non-recurring termination benefit provided to Walter Forbes, the former CUC and Company Chairman, as well as $50.0 million of non-cash write-offs of impaired Alliance Marketing segment intangible assets and Other segment interactive marketing business investments. In addition, in 1998, the Company incurred $62.1 million of incremental individual membership solicitation costs which were planned before management was aware of the accounting change associated with memberships sold with a full refund offer, requiring the Company to expense such costs as incurred. The Company experienced increases in operating income in 1998 primarily as a result of the continued growth in the Travel (38%) and Real Estate (75%) segments. In addition, businesses acquired during 1998 accounted for $46.8 million of the incremental increase in operating income in 1998. A discussion of operating income excluding merger related costs and other unusual charges is included in the segment discussion to follow.

Interest expense, net, increased $63.8 million in 1998 primarily due to (i) $27.2 million of incremental financing costs which were primarily incurred in connection with the execution of a term loan facility; (ii) incremental average borrowings which the Company used to finance more than $2.6 billion of acquisitions during the nine months ended September 30, 1998 including the acquisitions of NPC, Jackson Hewitt and Harpur (See "Liquidity and Capital Resources - Completed Acquisitions"); and (iii) interest income earned in 1997 on the proceeds from the February 1997 issuance of $550 million 3% Convertible Subordinated Notes and other available cash, which were invested in short-term marketable securities.

The Company's effective tax rate was reduced from 49.1% in 1997 to 35.5% in 1998 due to the non-deductibility of a significant amount of Unusual Charges recorded during 1997 and the Company's continued focus on executing strategies to optimize its effective tax rate. The 1997 effective income tax rate includes a tax benefit from only a 25.3% effective tax rate on Unusual Charges due to the significant non-deductibility of such costs. Excluding Unusual Charges, the effective income tax rate on income from continuing operations decreased from 40.4% in 1997 to 35.6% in 1998. Such decrease is due to the Company's execution of certain tax minimization strategies, the favorable impact of lower tax rates in international jurisdictions and lower non-deductible amortization expense as a percentage of pre-tax income.

Minority interest of $34.3 million in 1998 primarily related to the preferred dividend payable in cash on the FELINE PRIDES and the trust preferred securities issued on March 2, 1998 (See "Liquidity and Capital Resources - Financing Exclusive of Management and Mortgage Program Financing").

Discontinued operations, consisting of the Company's consumer software and classified advertising businesses generated net losses in 1998 and 1997 of $25.0 million and $12.2 million, respectively. The operating results of discontinued operations in 1997 included Unusual Charges, after tax, of $10.0 million for severance associated with the termination of certain consumer software executives. Excluding Unusual Charges, the consumer software business unit incurred incremental net losses in 1998 compared to 1997 of $24.9 million comprised of increased net revenues of $84.4 million, which were more than offset by a $121.2 million increase in operating expenses. Additional operating expenses were incurred during 1998 for development and marketing costs. Net income of the classified advertising business increased $2.1 million on a net revenue increase of $56.6 million. Operating income within the classified advertising business unit increased $13.1 million primarily as a result of profits from businesses acquired by Hebdo Mag International, Inc. prior to its merger with the Company, during the fourth quarter of 1997. The operating income increase within the classified advertising unit was partially offset by a higher effective tax rate in 1998.

The Company recorded a non-cash after tax charge in 1997 of $283.1 million to account for the cumulative effect of an accounting change, effective January 1, 1997, related to revenue and expense recognition for memberships with full refund offers.

Segment Discussion

The underlying discussion of each segment's operating results for the nine months ended September 30, 1998 and 1997 focuses on results from continuing operations, excluding interest, taxes, Unusual Charges and the cumulative effect of a change in accounting ("Operating Income"). Management believes such discussion is the most informative representation of recurring, non-transactional related operating results of the Company's business segments.

Travel Services Segment


                                                              Nine Months Ended September 30,
                                                     ------------------------------------------------
(In millions)                                             1998             1997            Variance
                                                     -------------     -------------    -------------
Net revenues                                         $     1,415.4     $     1,015.0             39%
Operating expenses                                           931.0             663.1             40%
                                                     -------------     -------------
Operating income                                     $       484.4     $       351.9             38%
                                                     =============     =============




Operating income increased $132.5 million (38%) due to a revenue increase of $400.4 million (39%) while expenses increased $267.9 million (40%). Excluding the 1998 acquisitions of Harpur and NPC, operating income increased $94.5 million (27%), revenue increased $112.3 million (11%), operating expenses increased $17.8 million (3%) and operating margins increased from 35% to 40%.

In addition to acquisitions, revenue increases were achieved by all business units comprising the Travel Services segment. Corporate fleet management revenue, exclusive of Harpur, increased $17.9 million (7%) due primarily to a $17.1 million (17%) increase in vehicle leasing due to a 10% price improvement and an $18.2 million (14%) increase in service fees due to a 24% increase in the number of fuel and other service based cards. Lodging franchise fees increased $17.3 million (6%) driven by a 2% increase in revenue per available room and a 2% increase in royalty rate. Timeshare exchange revenue increased $14.5 million (11%) driven by a 7% increase in the exchange fee and subscription revenue increased $5.3 million (6%) driven by 6% growth in the member base. The operating expense increase was due to $250.2 million in acquisitions while the remaining $17.7 million increase in operating expenses represents only a 3% increase reflecting the Travel Segment's operating leverage.

Real Estate Services Segment


                                                              Nine Months Ended September 30,
                                                     ------------------------------------------------
(In millions)                                             1998             1997            Variance
                                                     -------------     -------------    -------------
Net revenues                                         $       994.0     $       718.4             38%
Operating expenses                                           555.9             468.1             19%
                                                     -------------     -------------
Operating income                                     $       438.1     $       250.3             75%
                                                     =============     =============




Operating income increased $187.8 million (75%) primarily as a result of significant increases in mortgage origination revenue, real estate franchise royalty fees and relocation revenue while operating expenses increased a moderate 19% generating a 9.2 percentage point operating margin improvement for the Real Estate Services Segment. Revenue increased $275.6 million (38%)
principally comprised of an $87.8 million (42%) increase in real estate franchise royalty fees, a $126.0 million (147%) increase in mortgage origination revenue and a $40.7 million (14%) increase in relocation related revenue. A 23% increase in home sale volume and a 14% increase in the underlying average price of homes sold drove the royalty fee increase while a $10.3 billion (132%) increase in mortgage originations generated the mortgage origination revenue growth with government home sales and referrals driving $27.6 and $11.7 million respectively of growth in relocation revenue. Operating expenses increased $87.8 million (19%) consisting of a $24.7 million (111%) increase in information technology expenses required to support growth and the consolidation of duplicate systems of acquired companies, $28.7 million (46%) incremental mortgage production and support department costs, $14.0 million (30%) additional government home sale expense and $16.5 million additional depreciation and amortization due to expansion with the balance being other growth related expenses.

Alliance Marketing Segment



                                                              Nine Months Ended September 30,
                                                     ------------------------------------------------
(In millions)                                             1998             1997            Variance
                                                     -------------     -------------    -------------
Net revenues                                         $     1,248.3     $     1,123.9             11%
Operating expenses                                         1,273.9           1,019.8             25%
                                                     -------------     -------------
Operating income (loss)                              $       (25.6)    $       104.1           (125%)
                                                     ==============    =============




Operating income decreased $129.7 million (125%) to a loss of $25.6 million despite a $124.4 million (11%) increase in revenue. A $254.1 million increase in operating expenses primarily resulted from a $37.0 million non-cash write-off related to impaired goodwill associated with a Company subsidiary, the National Library of Poetry, $77.0 million of incremental marketing expenditures in the individual membership businesses, $27.3 million of costs associated with expanding international operations, $28.8 million associated with revenue growth and increased marketing expenditures at NAOG and $31.7 million of expenses associated with Credentials, Inc. ("Credentials"), an individual membership business acquired in March 1998. The Company's decision to increase marketing solicitation costs preceded the Company's awareness of the requirement to change its accounting for memberships sold with a full refund offer, which requires the deferral of revenue generated by such solicitation offers until the refund offer expires and expensing such solicitation costs as incurred.

Individual membership revenues increased $54.8 million (11%) due primarily to the Credentials acquisition and an increase in average membership prices. Insurance/wholesale revenues increased $57.1 million (16%) primarily from a $25.3 million (41%) increase in revenues from international sources and a $31.8 million (11%) domestic revenue increase. NAOG revenues increased $25.1 million (36%) due primarily to increases in book video and advertising revenues.

Other Segment


                                                              Nine Months Ended September 30,
                                                     ------------------------------------------------
(In millions)                                             1998             1997            Variance
                                                     -------------     -------------    -------------
Net revenues                                         $       207.4     $       282.5            (27%)
Operating expenses                                           259.4             187.8             38%
                                                     -------------     -------------
Operating income (loss)                              $       (52.0)    $        94.7           (155%)
                                                     ==============    =============




Operating income decreased $146.7 million (155%) from both a $75.1 million decrease in revenue and a $71.6 million increase in expenses.

The increase in expenses included $81.4 million of costs incurred during 1998 associated with the Investigations including a $50.4 million termination benefit provided to the former Company Chairman Walter Forbes upon his July 1998 separation from the Company in accordance with his employment contract. Incremental expenses incurred during 1998 also included a $13.0 million write-off of certain Company investments in interactive businesses and other net increases in operating expenses resulting from acquisitions and the integration of acquired businesses and assets including $30.2 million of Jackson Hewitt expenses and other travel agency operations. The increase in operating expenses during 1998 were partially offset by $64.4 million of 1997 expenses incurred by Interval which was sold in December 1997.

The $75.1 million decrease in revenue resulted primarily from a $39.1 million decrease in equity of earnings from the Company's investment in Avis due to a decrease in common equity ownership interest from 100% to approximately 20% and a $90.7 million decrease from the absence of revenue from Interval operations net of $52.4 million increase associated with acquired Jackson Hewitt operations.

Liquidity and Capital Resources

Pending Acquisition

RAC Motoring Services - On May 21, 1998, the Company announced that it has reached a definitive agreement with the Board of Directors of Royal Automobile Club Limited ("RACL") to acquire their RAC Motoring Services subsidiary ("RACMS") for approximately $735 million in cash. The sale of RACMS has subsequently been approved by its shareholders. On September 24, 1998, the UK Secretary of State for Trade and Industry referred the RACMS acquisition to the UK Monopolies and Mergers Commission (the "MMC") for its approval. Closing is subject to certain conditions, including MMC approval. Although no assurances can be made, the Company currently anticipates that the transaction, if completed, will close in the spring of 1999. The Company plans to fund this acquisition with proceeds from borrowings under its committed facilities, operating cash flows or a combination of the above.

Completed Acquisitions

National Parking Corporation Limited - On April 27, 1998, the Company acquired NPC for $1.6 billion in cash, which included the repayment of approximately $227 million of outstanding NPC debt. NPC is substantially comprised of two operating subsidiaries: National Car Parks and Green Flag. National Car Parks is the largest private (non-municipal) single car park operator in the UK and Green Flag operates the third largest roadside assistance group in the UK and offers a wide-range of emergency support and rescue services. The Company funded the NPC acquisition with borrowings under its revolving credit facilities.

Harpur Group - On January 20, 1998, the Company completed the acquisition of Harpur, a leading fuel card and vehicle management company in the UK, from privately held H-G Holdings, Inc. for approximately $186 million in cash plus future contingent payments of up to $20 million over two years.

Jackson Hewitt - On January 7, 1998, the Company completed the acquisition of Jackson Hewitt for approximately $480 million in cash. Jackson Hewitt operates the second largest tax preparation service franchise system in the United States. The Jackson Hewitt franchise system specializes in computerized preparation of federal and state individual income tax returns.

Other 1998 Acquisitions and Acquisition-Related Payments - The Company acquired certain other entities for an aggregate purchase price of approximately $336.9 million in cash during the nine months ended September 30, 1998. Additionally, the Company made a $100 million cash payment to the seller of Resort Condominiums International, Inc. in satisfaction of a contingent purchase liability.

Termination of Acquisition Agreements

American Bankers Insurance Group, Inc. Due to uncertainties concerning the eventual completion of the Company's pending acquisition of American Bankers Insurance Group, Inc. ("American Bankers") on October 13, 1998, the Company and American Bankers entered into a settlement agreement (the "Settlement Agreement"), pursuant to which the Company and American Bankers terminated the definitive agreement dated March 23, 1998 (the "Merger Agreement") which provided for the Company's acquisition of American Bankers for $3.1 billion. Accordingly, the Company's pending tender offer for American Bankers shares was also terminated.

Pursuant to the Settlement Agreement and in connection with termination of the Company's proposed acquisition of American Bankers, the Company made a $400 million cash payment to American Bankers and wrote off approximately $30 million of costs, primarily professional fees which were deferred in connection with the proposed transaction. Such charges were recorded by the Company during the fourth quarter of 1998. The Company also terminated a bank commitment to provide a $650 million, 364-day revolving credit facility, which was made available to partially fund the acquisition.

Providian Auto and Home Insurance Company. On October 5, 1998, the Company announced it terminated its agreement to acquire for $219 million in cash Providian Auto and Home Insurance Company ("Providian"). The termination date in the Company's agreement to acquire Providian was September 30, 1998. Certain representations and covenants in the acquisition agreement had not been fulfilled and the conditions to closing had not been met. The Company did not pursue an extension of the termination date of the agreement because Providian no longer met the Company's acquisition criteria.

Discontinued Operations

On August 12, 1998 (the "Measurement Date"), the Company announced that its Executive Committee of the Board of Directors committed to discontinue the Company's classified advertising and consumer software businesses by disposing of Hebdo Mag International ("Hebdo Mag") and Cendant Software Corporation ("Cendant Software"), respectively. The Company has since entered into a definitive agreement, as amended, to sell Hebdo Mag to its former 50% owners for
7.1 million shares of Company common stock and approximately $360 million in cash. The transaction is expected to be consummated in the fourth quarter of 1998 and is subject to certain conditions, including regulatory approval and financing by the purchaser. The Company expects to recognize a gain of approximately $230 million upon the disposal of Hebdo Mag, assuming a Company stock price of $13.25 per share, the closing price of the Company's common stock on November 3, 1998. In addition, the Company has engaged investment bankers to analyze various strategic alternatives in regard to the disposition of Cendant Software. The Company is currently in various stages of discussions with certain parties regarding the potential sale of the consumer software business unit. The Company anticipates that the disposition of Cendant Software will also result in a significant gain. The Company believes that the divesting of its Hebdo Mag and Cendant Software subsidiaries will generate significant proceeds.

Financing (Exclusive of Management and Mortgage Program Financing)

The Company believes that it has adequate liquidity and access to liquidity through various sources. The Company had been unable to access equity and public debt markets until October 13, 1998, the date in which the Company completed the filing of its restated financial statements with the SEC. Accordingly, the Company has secured additional liquidity through other sources including a 364-day, $3.25 billion term loan facility and committed revolving credit facilities of $1.75 billion.

On May 29, 1998, the Company entered into a 364-day term loan facility with a syndicate of financial institutions which provides for borrowings of $3.25 billion (the "Term Loan Facility"). The Term Loan Facility bears interest at LIBOR plus the applicable LIBOR spread, as defined. The Company intends to repay all outstanding borrowings under the Term Loan Facility as soon as practicable. Upon the execution of the Term Loan Facility, temporary credit agreements, which provided for $1.0 billion of borrowings, were terminated. The Term Loan Facility contains certain restrictive covenants, which are substantially similar to and consistent with the covenants in effect for the Company's then existing revolving credit agreements. At September 30, 1998, the full amount of the commitment under the Term Loan Facility was drawn. The Company used $2.0 billion of the proceeds from the Term Loan Facility to repay the outstanding borrowings under its revolving credit facilities and intends to use the remainder for the acquisition of RACMS and for general corporate purposes.

The Company's primary credit facility, as amended, consists of (i) a $750.0 million, five year revolving credit facility (the "Five Year Revolving Credit Facility") and (ii) a $1.0 billion, 364 day revolving credit facility (the "364 Day Revolving Credit Facility") (collectively the "Revolving Credit Facilities"). The 364 Day Revolving Credit Facility will mature on October 29, 1999 but may be renewed on an annual basis for an additional 364 days upon receiving lender approval. The Five Year Revolving Credit Facility will mature on October 1, 2001. Borrowings under the Revolving Credit Facilities, at the option of the Company, bear interest based on competitive bids of lenders participating in the facilities, at prime rates or at LIBOR, plus a margin of approximately 60 basis points. The Company is required to pay a per annum facility fee of .175% and .15% of the average daily unused commitments under the Five Year Revolving Credit Facility and 364 Day Revolving Credit Facility, respectively. The interest rates and facility fees are subject to change based upon credit ratings on the Company's senior unsecured long-term debt by nationally recognized debt rating agencies. The Revolving Credit Facilities contain certain restrictive covenants including restrictions on indebtedness, mergers, liquidations and sale and leaseback transactions and requires the maintenance of certain financial ratios, including a 3:1 minimum interest coverage ratio and a 3.5:1 maximum debt coverage ratio, as defined.

The Company filed an amended shelf registration statement (the "Shelf Registration Statement") on February 6, 1998 with the SEC for the issuance of up to an aggregate $4.0 billion of debt and equity securities. Pursuant to the Shelf Registration Statement, on March 2, 1998, Cendant Capital I (the "Trust"), a statutory business Trust formed under the laws of the State of Delaware and a wholly-owned subsidiary of the Company, issued 29.9 million FELINE PRIDES and
2.3 million trust preferred securities and received approximately $1.5 billion in gross proceeds therefrom. The Trust invested the proceeds in 6.45% Senior Debentures due 2003 (the "Debentures"), issued by the Company, which represent the sole asset of the Trust. The obligations of the Trust related to the FELINE PRIDES and trust preferred securities are unconditionally guaranteed by the Company to the extent the Company makes payments pursuant to the Debentures. The issuance of the FELINE PRIDES and trust preferred securities resulted in the utilization of approximately $3.0 billion of availability under the Shelf Registration Statement. Upon issuance, the FELINE PRIDES consisted of 27.6 million Income PRIDES and 2.3 million Growth PRIDES, each with a face amount of $50 per PRIDE. The Income PRIDES consist of trust preferred securities and forward purchase contracts under which the holders are required to purchase common stock from the Company in February of 2001. The Growth PRIDES consist of zero coupon U.S. Treasury securities and forward purchase contracts under which the holders are required to purchase common stock from the Company in February 2001. The trust preferred securities and the trust preferred securities under the Income PRIDES, each with a face amount of $50 per security, bear interest, in the form of preferred stock dividends, at the annual rate of 6.45 percent, payable in cash. Payments under the forward purchase contract forming a part of the Income PRIDES will be made by the Company in the form of a contract adjustment payment at an annual rate of 1.05 percent. The forward purchase contract forming part of the Growth PRIDES will be made by the Company in the form of a contract adjustment payment at an annual rate of 1.30 percent. The forward purchase contracts require the holder to purchase a minimum of 1.0395 shares and a maximum of 1.3514 shares of the Company common stock per PRIDES security, depending upon the average of the closing price per share of the Company common stock for a 20 consecutive trading day period ending in mid-February of 2001. The Company has the right to defer the contract adjustment payments and the payment of interest on its Debentures to the Trust. Such election will subject the Company to certain restrictions, including restrictions on making dividend payments on its common stock until all such payments in arrears are settled.

The Company filed a shelf registration statement with the SEC, which has not yet become effective for the aggregate issuance of up to $3.0 billion of debt and equity securities. The Company expects to issue debt securities during the fourth quarter of 1998 pursuant to such registration statement for purposes of refinancing a portion of the Term Loan Facility.

On May 4, 1998, the Company redeemed all of the outstanding ($144.5 million principal amount) 4-3/4% Convertible Senior Notes due 2003 at a price of 103.393% of the principal amount, together with interest accrued to the redemption date. Prior to the redemption date, during 1998, $95.5 million of such notes were exchanged for 3.4 million shares of the Company's common stock.

On  April  8,  1998,  the  Company  exercised  its  option  to call  its  6-1/2%
Convertible Subordinated Notes (the "6-1/2% Notes") for redemption on May 11, 1998, in accordance with the provisions of the indenture relating to the 6-1/2% Notes. Prior to the redemption date, during 1998, all of the outstanding 6-1/2% Notes were converted into 2.1 million shares of Company common stock.

The Company's long-term debt, including current portion, was $4.0 billion at September 30, 1998, which primarily consisted of $3.25 billion of borrowings under the Company's Term Loan Facility and $700 million of publicly issued fixed rate debt.

Management and Mortgage Program Financing

PHH, a wholly-owned subsidiary of the Company, operates their mortgage services, fleet management services and relocation services businesses as a separate public reporting entity and supports purchases of leased vehicles and originated mortgages primarily by issuing commercial paper and medium term notes. Financial covenants related to such debt are designed to ensure the self-sufficient liquidity status of PHH. Accordingly, PHH's publicly filed financial statements were not impacted by the accounting irregularities previously disclosed and PHH continues to issue debt securities in public markets. Such borrowings are not classified based on contractual maturities, but rather are included in liabilities under management and mortgage programs rather than long-term debt since such debt corresponds directly with high quality related assets. Additionally, PHH continues to pursue opportunities to reduce its borrowing requirements by securitizing increasing amounts of its high quality assets. In May 1998, PHH commenced a program to sell originated mortgage loans to an unaffiliated buyer, at the option of the Company, up to the buyer's asset limit of $1.5 billion. The buyer may sell or securitize such mortgage loans into the secondary market, however, servicing rights are retained by the Company. The Company has entered into negotiations and, in the near future, expects to increase the amount of mortgage loans it may sell to this buyer to $2.25 billion.

PHH debt is issued without recourse to the Company. PHH expects to continue to maximize its access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, PHH utilizes the United States, European and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, PHH will continue to utilize the public and private debt markets as sources of financing. Augmenting these sources, PHH will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At September 30, 1998, PHH had outstanding debt of $6.2 billion comprised of $3.0 billion in commercial paper, $3.0 billion of medium term notes and other borrowings of $0.2 billion.

Consistent with general market trends for issuers of commercial paper with comparable credit ratings, maturities of recent PHH commercial paper issuances have become shorter than PHH's historical experiences or desirable by PHH. In the event that the public debt market is unable to meet PHH's funding needs, the Company believes that it has appropriate alternative sources to provide adequate liquidity, including PHH's $2.7 billion of revolving credit facilities.

PHH filed a shelf registration statement with the SEC effective March 2, 1998, for the aggregate issuance of up to $3 billion of medium-term note debt securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. The proceeds will be used to finance assets PHH manages for its clients and for general PHH corporate purposes. As of September 30, 1998, PHH had approximately $1.5 billion of medium-term notes outstanding under this shelf registration statement.

To provide additional financial flexibility, PHH's current policy is to ensure that minimum committed facilities aggregate 80 percent of the average amount of outstanding commercial paper. It is PHH's intention to increase the minimum percentage of committed bank facilities to outstanding commercial paper to 100 percent by December 31, 1998. PHH maintains a $2.5 billion syndicated unsecured credit facility which is backed by domestic and foreign banks and is comprised of $1.25 billion of lines of credit maturing in March 1999 and $1.25 billion maturing in the year 2000. In addition, PHH has a $200 million revolving credit facility, which matures on June 24, 1999, and other uncommitted lines of credit with various financial institutions which were unused at September 30, 1998. Management closely evaluates not only the credit of the banks but also the terms of the various agreements to ensure ongoing availability. The full amount of PHH's committed facilities at September 30, 1998 was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit PHH's access to commercial paper or medium-term notes funding. PHH continuously seeks additional sources of liquidity to accommodate PHH asset growth and to provide further protection from volatility in the financial markets.

PHH minimizes its exposure to interest rate and liquidity risk by effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources, and securing available credit under committed banking facilities.

On  July  10,  1998,  PHH  entered  into a  Supplemental  Indenture  No.  1 (the
"Supplemental Indenture") with The First National Bank of Chicago, as trustee, under the Senior Indenture dated as of June 5, 1997, which formalizes the policy for PHH of limiting the payment of dividends and the outstanding principal balance of loans to the Company to 40% of consolidated net income (as defined in the Supplemental Indenture) for each fiscal year. The Supplemental Indenture prohibits PHH from paying dividends or making loans to the Company if upon given effect to such dividend and/or loan, PHH's debt to equity ratio exceeds 8 to 1 at the time of the dividend or loan as the case may be.

Credit Ratings

In October 1998, Duff & Phelps Credit Rating Co. ("DCR"), Standard & Poor's ("S&P"), and Moody's reduced the Company's long-term debt credit rating to A-from A, BBB from A, and A3 to Baa1, respectively. In October 1998, Moody's and S&P reduced PHH's long-term and short-term debt ratings to A3/P2 and A-/A2 from A2/P1 and A+/A1, respectively. PHH's long-term and short-term credit ratings remain A+/F1 and A+/D1 with Fitch IBCA and DCR, respectively. While the recent downgrading caused PHH to incur an increase in cost of funds, management believes its sources of liquidity continue to be adequate. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time).

Cash Flows

Cash flows provided from operations in 1998 were $758.5 million, representing a $378.5 million decrease from the same period in 1997. The decrease in operating cash flows reflects growth in mortgage loan origination volume and a corresponding $810.5 million decrease in related cash flow. Rapid growth contributed to the 138% increase in Mortgage Services operating income. The Company used $4.0 billion in cash flows from investing activities in 1998, which consisted of $2.7 billion of acquisitions and acquisition-related payments and $1.1 billion of net investment in assets under management and mortgage-programs. Cash provided by financing activities of $1.4 billion primarily reflects the issuance of the FELINE PRIDES and proceeds of $3.3 billion from borrowings under the Term Loan Facility and $586.4 million of proceeds from debt issued under management and mortgage programs.

Capital Expenditures

The Company incurred $240.8 million of costs for capital expenditures and anticipates investing up to approximately $300 million in capital expenditures in 1998. Such capital expenditures are primarily associated with the development of integrated corporate relocation business systems in accordance with the merger plan developed upon the PHH merger date, mortgage services office and system additions to support the rapid growth in origination volume and the consolidation of internationally-based call centers.

Litigation

As a result of the aforementioned accounting irregularities, which were discovered in the former CUC business units, numerous purported class action lawsuits, two purported derivative lawsuits and an individual lawsuit have been filed against the Company and, among others, its predecessor HFS, and certain current and former officers and directors of the Company and HFS, asserting various claims under the federal securities laws and certain state statutory and common laws. In addition, the staff of the SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the accounting issues. The SEC staff advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred (See Note 15 to the financial statements for a more detailed litigation discussion).

The Company does not believe that it is feasible to predict or determine the final outcome of these proceedings or investigations or to estimate the amounts or potential range of loss with respect to these proceedings or investigations. The possible outcomes or resolutions of the proceedings could include a judgment against the Company or a settlements and could require substantial payments by the Company. In addition, the timing of the final resolution of the proceedings or investigations is uncertain. Management believes that a adverse outcome with respect to such proceedings or investigations could have a material impact on the financial condition, results of operations and cash flows of the Company.

Severance Agreement

On July 28, 1998, the Company announced that Walter A. Forbes resigned as Chairman of the Company and as a member of the Board of Directors. The severance agreement reached with Mr. Forbes entitles him the benefits required by his employment contract relating to a termination of Mr. Forbes' employment with the Company for reasons other than for cause. Aggregate benefits resulted in a $50.4 million third quarter 1998 charge comprised of $37.9 million in cash payments and 1.3 million of Company stock options, with a Black-Scholes value of $12.5 million. Such options were immediately vested and expire on July 28, 2008.

Repricing of Stock Options

On September 23, 1998, the Compensation Committee of the Board of Directors approved a repricing and option exchange program for mid-management employees relating to Company stock options granted to such employees during December 1997 and the first quarter of 1998. Such options were repriced on October 15, 1998 at $9.8125 per share (the "New Price"), which was the fair market value as defined in the option plans. On September 23, 1998, the Compensation Committee also approved a repricing and option exchange program for certain executive officers and senior managers of the Company subject to certain conditions including revocation of a portion of existing options. Additionally, a management equity ownership program was adopted that requires these executive officers and senior managers to acquire Company common stock at various levels commensurate with their respective compensation levels. The repricing was accomplished by canceling existing options and issuing new options at the New Price and, with respect to certain options of executive officers and senior managers, at prices above the New Price.

Share Repurchase Program

In October 1998, the Company announced that its Board of Directors had authorized a $1 billion common share repurchase program. Subject to compliance with bank credit facility covenants and rating agency constraints, the Company expects to execute the program through open-market purchases.

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

SFAS No. 131 and No. 132 establish standards for disclosures only and therefore will have no impact on the Company's financial position or results of operations.

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

To minimize or eliminate the effect of the year 2000 risk on the Company's business systems and applications, the Company is continually identifying, evaluating, implementing and testing changes to its computer systems, applications and software necessary to achieve Year 2000 compliance. The Company's predecessor, HFS, implemented a Year 2000 initiative in March 1996 that has now been adopted by all business units of the Company. As part of such initiative, the Company has selected a team of managers to identify, evaluate and implement a plan to bring all of the Company's critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The Year 2000 initiative consists of four phases: (i) identification of all critical business systems subject to Year 2000 risk (the "Identification Phase"); (ii) assessment of such business systems and applications to determine the method of correcting any Year 2000 problems (the "Assessment Phase"); (iii) implementing the corrective measures (the "Implementation Phase"); and (iv) testing and
maintaining   system   compliance  (the  "Testing   Phase").   The  Company  has
substantially completed the Identification and Assessment Phases and has identified and assessed five areas of risk: (i) internally developed business applications; (ii) third party vendor software, such as business applications, operating systems and special function software; (iii) computer hardware components; (iv) electronic data transfer systems between the Company and its customers; and (v) embedded systems, such as phone switches, check writers and alarm systems. Although no assurances can be made, the Company believes that it has identified substantially all of its systems, applications and related software that are subject to Year 2000 compliance risk and has either implemented or initiated the implementation of a plan to correct such systems that are not Year 2000 compliant. The Company has targeted December 31, 1998 for completion of the Implementation Phase. Although the Company has begun the Testing Phase, it does not anticipate completion of the Testing Phase until sometime prior to December 1999.

The Company relies on third party service providers for services such as telecommunications, internet service, utilities, components for its embedded and other systems and other key services. Interruption of those services due to Year 2000 issues could affect the Company's operations. The Company has initiated an evaluation of the status of such third party service providers' efforts to determine alternative and contingency requirements. While approaches to reducing risks of interruption of business operations vary by business unit, options include identification of alternative service providers available to provide such services if a service provider fails to become Year 2000 compliant within an acceptable timeframe prior to December 31, 1999.

The Company is revising its existing business interruption contingency plans to address internal and external issues specific to Year 2000 compliance. In addition, where necessary, the Company is establishing contingency plans for specific issues that may arise. We anticipate completing and testing these contingency plans by July 1999. These plans, which are intended to enable the Company to function operationally, include performing certain processes manually, repairing or obtaining replacement systems; changing suppliers; and reducing or suspending operations. The Company believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding the Company's internal systems and equipment during the remediation and testing phases of its Year 2000 program and the status of third party Year 2000 readiness.

The total cost of the Company's Year 2000 compliance plan is anticipated to be $53 million. Approximately $19 million of these costs have been incurred through September 30, 1998, and the Company expects to incur the balance of such costs to complete the compliance plan. The remainder of the costs is expected to be funded through operating cash flows or from borrowings under the Company's credit facilities. The Company has been expensing and capitalizing the costs to complete the compliance plan in accordance with appropriate accounting policies. Variations from anticipated expenditures and the effect on the Company's future results of operations are not anticipated to be material in any given year. However, if Year 2000 modifications and conversions are not made, or are not completed in time, the Year 2000 problem could have a material impact on the operations and financial condition of the Company.

The estimates and conclusions herein are forward-looking statements and are based on management's best estimates of future events. Risks of completing the plan include the availability of resources, the ability to discover and correct the potential Year 2000 sensitive problems that could have a serious impact on certain operations and the ability of the Company's service providers to bring their systems into Year 2000 compliance.

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

o One means of assessing exposure in interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical 10% change (decrease) in interest rates across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such decrease would not adversely impact the 1998 net earnings of the Company based on September 30, 1998 positions.

o One means of assessing exposure to changes in currency exchange rates is to model effects on future earnings using a sensitivity analysis. Nine months ended September 30, 1998 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify the Company's assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% change (decrease) in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would not adversely impact the 1998 net earnings of the Company based on September 30, 1998 positions.

       The categories of primary market risk exposure of the Company are: (i) long-term U.S. interest rates due to mortgage loan origination commitments and an investment in mortgage loans held for resale; (ii) short-term interest rates as they impact vehicle and relocation receivables; and (iii) LIBOR and commercial paper interest rates due to their impact on variable rate borrowings.

PART II. OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

The  discussion   contained  under  the  heading  "Company   Investigation   and
Litigation" in Note 15 contained in Part 1--FINANCIAL INFORMATION, Item 1--Financial Statements, is incorporated herein by reference in its entirety.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits


       (b)  Reports on Form 8-K

       The Company filed a report on Form 8-K, dated July 14, 1998, reporting in
       Item 5 that the accounting irregularities at the former CUC International Inc. business units, were greater than those initially discovered in April 1998.

       The Company filed a report on Form 8-K, dated July 15, 1998, reporting in
       Item 5 certain supplemental information regarding the accounting irregularities and affirmed its intention to complete the American Bankers Insurance Group, Inc. acquisition.

       The Company filed a report on Form 8-K, dated July 28, 1998, reporting in
       Item 5 management and corporate governance changes and an audit committee investigation update.

       The Company filed a report on Form 8-K, dated August 4, 1998, reporting in Item 5 announcing the timing of the release of second quarter earnings and the timing for the submission of shareholder proposals for the 1998 Annual Meeting of Shareholders.

       The Company filed a report on Form 8-K, dated August 13, 1998, reporting in Item 5 the completion of the accounting investigation, second quarter earnings, approval of the Royal Automobile Club acquisition, the intent to sell Hebdo Mag and Cendant Software and segment information.

       The Company filed a report on Form 8-K, dated August 28, 1998, reporting in Item 5 the completion of the Audit Committee Report on the investigation, the delay in the filing of the Form 10-K/A and the postponement of the 1998 Annual Meeting.

       The Company filed a report on Form 8-K/A, dated August 28, 1998, reporting in Item 5 the filing of an appendix to the Report to the Audit Committee and the record date for the 1998 Annual Meeting.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CENDANT CORPORATION



                                   By:  /s/  David M. Johnson
                                        David M. Johnson
                                        Senior Executive Vice President and
                                        Chief Financial Officer


                                   By:  /s/  Scott E. Forbes
                                        Scott E. Forbes
                                        Executive Vice President
                                        and Chief Accounting Officer

Date:  November 16, 1998