Form 10-K
period 1998-12-31
CENDANT CORP
filed 1999-03-29
CIK 723612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ------------

                                   FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                          COMMISSION FILE NO. 1-10308

                                 ------------

                              CENDANT CORPORATION
            (Exact name of Registrant as specified in its charter)

                  DELAWARE                          06-0918165
        (State or other jurisdiction             (I.R.S. Employer
     of incorporation or organization)        Identification Number)

             9 WEST 57TH STREET                        10019
                NEW YORK, NY                         (Zip Code)
  (Address of principal executive office)

                                  212-413-1800
              (Registrant's telephone number, including area code)

                                 ------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:




                                       NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS             ON WHICH REGISTERED
----------------------------------   ------------------------
   Common Stock, Par Value $.01       New York Stock Exchange
         Income PRIDES(SM)            New York Stock Exchange
         Growth PRIDES(SM)            New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                  6.45% Trust Originated Preferred Securities
                             7 1/2% Notes due 2000
                             7 3/4% Notes due 2003
                  3% Convertible Subordinated Notes Due 2002


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the New York Stock Exchange on March 22, 1999 was
$12,908,560,000. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

     The number of shares outstanding of each of the Registrant's classes of common stock was 794,281,319 shares of Common Stock outstanding as at March 22, 1999.
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement which was mailed to stockholders in connection with the registrant's annual shareholders' meeting which is scheduled to be held on May 27, 1999 (the "Proxy Statement") are incorporated by reference into Part III hereof.


            DOCUMENT CONSTITUTING PART OF SECTION 10(A) PROSPECTUS
                     FOR FORM S-8 REGISTRATION STATEMENTS


     This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

                                     TABLE OF CONTENTS




 ITEM                                    DESCRIPTION                                     PAGE
------ -------------------------------------------------------------------------------  -----
       PART I
   1   Business ......................................................................   1
   2   Properties ....................................................................  35
   3   Legal Proceedings .............................................................  36
   4   Submission of Matters to a Vote of Security Holders ...........................  39
       PART II
   5   Market for the Registrant's Common Stock and Related Stockholder Matters ......  41
   6   Selected Financial Data .......................................................  42
   7   Management's Discussion and Analysis of Financial Condition and Results of
        Operations ...................................................................  43
   7A  Quantitative and Qualitative Disclosures About Market Risk ....................  66
   8   Financial Statements and Supplementary Data ...................................  67
   9   Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure ...................................................................  67
       PART III
   10  Directors and Executive Officers of the Registrant ............................  67
   11  Executive Compensation ........................................................  67
   12  Security Ownership of Certain Beneficial Owners and Management ................  67
   13  Certain Relationships and Related Transactions ................................  67
       PART IV
   14  Exhibits, Financial Statement Schedules and Reports on Form 8-K ...............  68


       Signatures ....................................................................  69
       Index to Exhibits .............................................................  71

                                    PART I


ITEM 1. BUSINESS

     Except as expressly indicated or unless the context otherwise requires, the "Company", "Cendant", "we", "our", or "us" means Cendant Corporation, a Delaware Corporation, and its subsidiaries.


GENERAL

     We are one of the foremost consumer and business services companies in the world. We were created through the merger (the "Merger") of HFS Incorporated ("HFS") into CUC International Inc. ("CUC") in December 1997 with the resultant corporation being renamed Cendant Corporation. We provide the fee-based services formerly provided by each of CUC and HFS, including travel services, real estate services and membership-based consumer services, to our customers throughout the world.

     We operate in four principal divisions--travel related services, real estate related services, alliance marketing related services and other consumer and business services. Our businesses provide a wide range of complementary consumer and business services, which together represent nine business segments. The travel related services businesses facilitate vacation timeshare exchanges, manage corporate and government vehicle fleets and franchise car rental and hotel businesses; the real estate related services businesses franchise real estate brokerage businesses, provide home buyers with mortgages and assist in employee relocation; and the alliance marketing related services businesses provide an array of value driven products and services. Our other consumer and business services include our tax preparation services franchise, information technology services, car parks and vehicle emergency support and rescue services in the United Kingdom, credit information services, financial products and other consumer-related services.

     As a franchisor of hotels, residential real estate brokerage offices, car rental operations and tax preparation services, we license the owners and operators of independent businesses to use our brand names. We do not own or operate hotels, real estate brokerage offices, car rental operations or tax preparation offices (except for certain company-owned Jackson Hewitt offices which we intend to franchise). Instead, we provide our franchisee customers with services designed to increase their revenue and profitability.


Travel Related Services

     The travel division is comprised of the travel and fleet segments. In the travel segment, we franchise hotels primarily in the mid-priced and economy markets. We are the world's largest hotel franchisor, operating the Days Inn (Registered Trademark) , Ramada (Registered Trademark) (in the United States), Howard Johnson (Registered Trademark) , Super 8 (Registered Trademark) , Travelodge (Registered Trademark) (in North America), Villager Lodge (Registered Trademark) , Knights Inn (Registered Trademark) and Wingate Inn (Registered Trademark) lodging franchise systems. We own the Avis (Registered Trademark) worldwide vehicle rental franchise system which, operated by its franchisees, is the second largest car rental system in the world (based on total revenues and volume of rental transactions). We currently own approximately 19% of the capital stock of the largest Avis franchisee, Avis Rent A Car, Inc. ("ARAC"). We also own Resort Condominiums International, LLC ("RCI"), the world's leading timeshare exchange organization.

     Our fleet segment is conducted primarily by our PHH Vehicle Management Services Corporation subsidiary which operates the second largest provider in North America of comprehensive vehicle management services and our PHH Vehicle Management Services PLC subsidiary which is the market leader in the United Kingdom for fuel and fleet management services.


Real Estate Related Services

     Our real estate division consists of the real estate franchise, relocation and mortgage segments. In the real estate franchise segment, we franchise real estate brokerage offices under the CENTURY 21 (Registered Trademark) , COLDWELL BANKER (Registered Trademark) and ERA (Registered Trademark) real estate brokerage franchise systems and are the world's largest real estate brokerage franchisor. In the relocation segment, our Cendant Mobility Services Corporation subsidiary is the largest provider of corporate relocation services in the world, offering relocation clients a variety of services in connection with the transfer of a client's employees. In the mortgage segment, our Cendant Mortgage Corporation ("Cendant Mortgage") subsidiary originates, sells and services residential mortgage loans in the United States, marketing such services to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and mortgage banks.


Alliance Marketing Related Services

     Our alliance marketing division is divided into three segments: individual membership; insurance/wholesale; and entertainment publications. The individual membership segment, with approximately 32 million memberships, provides customers with access to a variety of discounted products and services in such areas as retail shopping, travel, auto, dining and home improvement. The insurance/wholesale segment, with nearly 31 million customers, markets and administers insurance products, primarily accidental death and dismemberment insurance and term life insurance, and also provides products and services such as checking account enhancement packages, financial products and discount programs to customers of various financial institutions. The entertainment publications segment provides customers with unique products and services that are designed to enhance a customer's purchasing power. Our alliance marketing activities are conducted principally through our Cendant Membership Services, Inc. subsidiary and certain of the Company's other wholly-owned subsidiaries, including FISI*Madison Financial Corporation ("FISI"), Benefit Consultants, Inc. ("BCI"), and our Entertainment Publications, Inc. ("EPub") subsidiary.


Other Consumer and Business Services

     We also provide a variety of other consumer and business services. Our Jackson Hewitt Inc. ("Jackson Hewitt") subsidiary operates the second largest tax preparation service system in the United States with locations in 43 states and franchises a system of approximately 3,000 offices that specialize in computerized preparation of federal and state individual income tax returns. Our National Parking Corporation Limited ("NPC") subsidiary is the largest private (non-municipally owned) car park operator in the United Kingdom and a leader in vehicle emergency support and rescue services for approximately 3.5 million members in the United Kingdom. Our Global Refund subsidiary operates the world's leading value-added tax refund service for travelers. We also provide information technology services, credit information services, financial services and other consumer services.


RECENT DEVELOPMENTS


Change in Focus; Sale of Our Cendant Software and Hebdo Mag International Subsidiaries

     General. We recently have changed our focus from making strategic acquisitions of new businesses to maximizing the opportunities and growth potential of our existing businesses. In connection with this change in focus, we intend to review and evaluate our existing businesses to determine if they continue to meet our business objectives. As part of our ongoing evaluation of such businesses, we intend from time to time to explore and conduct discussions with regard to divestitures and related corporate transactions. However, we can give no assurance with respect to the magnitude, timing, likelihood or financial or business effect of any possible transaction. We also cannot predict whether any divestitures or other transactions will be consummated or, if consummated, will result in a financial or other benefit to us. We intend to use a portion of the proceeds from any such dispositions and cash from operations, to retire indebtedness, to repurchase our common stock as our Board of Directors approves and for other general corporate purposes.

     As a result of our change in focus, on January 12, 1999, we completed the sale of our consumer software division, Cendant Software and its subsidiaries, to Paris-based Havas SA, a subsidiary of Vivendi SA, for $800 million in cash plus future potential cash payments.

     On December 15, 1998, we completed the sale of our Hebdo Mag International subidiary ("Hebdo Mag") to a company organized by Hebdo Mag management for approximately $450 million, including approximately $315 million in cash and
7.1 million shares of our common stock.

     Internet Strategy. As part of the aforementioned change in focus, on February 10, 1999, we announced our strategy for our Internet business, following a comprehensive company-wide review. The strategy includes: (i) the proposed sale of three of our internet companies -- RentNet, Match.com and Bookstacks, Inc. (Books.com, MusicSpot.com and GoodMovies.com); (ii) continued investment in our remaining internet membership business, particularly NetMarket, which is an integral part of our overall individual membership business; (iii) active pursuit of strategic partnerships that will leverage our online membership assets, accelerate growth and maximize shareholder value; and
(iv) establishment of an outsourcing services business that manages fulfillment and distribution for non-competing third party e-commerce providers.


Termination of American Bankers Acquisition and Settlement Agreement

     On March 23, 1998, we announced that we had entered into a definitive agreement (the "ABI Merger Agreement") to acquire American Bankers Insurance Group Inc. ("American Bankers") for $67 per share in cash and stock, for an aggregate consideration of approximately $3.1 billion. Because of uncertainties concerning the eventual completion of this acquisition, on October 13, 1998, we and American Bankers entered into a settlement agreement pursuant to which we and American Bankers terminated the ABI Merger Agreement and our then pending tender offer for American Bankers shares. Pursuant to the settlement agreement:


    o we and American Bankers released each other from any claims relating to the proposed acquisition of American Bankers;

    o  we paid $400 million, pre-tax, in cash to American Bankers;

    o we agreed to withdraw any applications we had pending with insurance regulatory authorities in order to obtain control of American Bankers and to withdraw from any proceedings or hearings in connection with these applications; and

    o we agreed not to take any actions or make any statements intended to frustrate or delay any business combination between American Bankers and any other party.

     In connection with the termination of the American Bankers transaction, we recorded a $281 million after-tax charge in the fourth quarter of 1998 in connection with our payment to American Bankers and transaction-related expenses.


Termination of Providian Acquisition

     On December 10, 1997, we announced that we had entered into a definitive agreement to acquire Providian Auto and Home Insurance Company and its subsidiaries ("Providian") from a subsidiary of Aegon N.V. for approximately $219 million in cash. On October 5, 1998, we announced that we terminated the agreement to acquire Providian because the acquisition agreement provided that the closing had to occur on or before September 30, 1998, and certain representations, covenants and conditions of closing in the acquisition agreement had not been fulfilled by that date. We did not pursue an extension of the termination date of the agreement because Providian no longer met our acquisition criteria.


National Parking Corporation Acquisition

     On April 27, 1998, we acquired NPC for $1.6 billion in cash, which included our repayment of approximately $227 million of outstanding NPC debt. NPC is the largest private (non-municipally owned) car park operator in the United Kingdom, with a portfolio of approximately 500 owned, leased and managed car parks in over 100 towns and city centers and major airport locations. NPC has also developed a broad-based break-down assistance group under the brand name of Green Flag. Green Flag offers a wide range of emergency support and rescue services to approximately 3.5 million members in the United Kingdom.

Termination of RAC Motoring Services Acquisition


     On May 21, 1998, we announced that we reached definitive agreements with the Board of Directors of Royal Automobile Club ("RAC") to purchase RAC Motoring Services ("RACMS") for total consideration of pounds sterling 450 million, or approximately $735 million in cash. On February 4, 1999, the U.K. Secretary of State for Trade and Industry cleared our proposed acquisition of RACMS on the condition that we divest our Green Flag breakdown assistance business. We did not regard this proposed condition as reasonably acceptable or commercially feasible and therefore we have determined not to proceed with the acquisition of RACMS.


MATTERS RELATING TO THE ACCOUNTING IRREGULARITIES AND ACCOUNTING POLICY CHANGE


Accounting Irregularities


     On April 15, 1998, we announced that in the course of transferring responsibility for our accounting functions from Cendant personnel associated with CUC prior to the Merger to Cendant personnel associated with HFS before the Merger and preparing for the reporting of first quarter 1998 financial results, we discovered accounting irregularities in certain CUC business units. As a result, we, together with our counsel and assisted by auditors, immediately began an intensive investigation (the "Company Investigation"). In addition, our Audit Committee engaged Willkie Farr & Gallagher ("Willkie Farr") as special legal counsel and Willkie Farr engaged Arthur Andersen LLP to perform an independent investigation into these accounting irregularities (the "Audit Committee Investigation," and together with the Company Investigation, the "Investigations").


     On July 14, 1998, we announced that the accounting irregularities were greater than those initially discovered in April and that the irregularities affected the accounting records of the majority of the CUC business units. On August 13, 1998, we announced that the Company Investigation was complete. On August 27, 1998, we announced that our Audit Committee had submitted its report (the "Report") to the Board of Directors on the Audit Committee Investigation into the accounting irregularities and its conclusions regarding responsibility for those actions. A copy of the Report has been filed as an exhibit to the Company's Current Report on Form 8-K dated August 28, 1998.


     As a result of the findings of the Investigations, we restated our previously reported financial results for 1997, 1996 and 1995 and the six months ended June 30, 1998 and 1997. The 1997 restated amounts also included certain adjustments related to the former HFS businesses which are substantially comprised of $47.8 million in reductions to merger-related costs and other unusual charges ("Unusual Charges") and a $14.5 million decrease in pre-tax income excluding Unusual Charges, which on a net basis increased 1997 net income from continuing operations. The 1997 annual and six months results have also been restated for a change in accounting, effective January 1, 1997, related to revenue and expense recognition for memberships with a full refund offer (see Notes 2 and 18 to the Consolidated Financial Statements).

     Restated consolidated results include, but are not limited to:




                                      SIX MONTHS ENDED JUNE 30,                  YEAR ENDED DECEMBER 31,
                                      --------------------------   ----------------------------------------------------
                                          1998          1997             1997               1996              1995
                                      -----------   ------------   ----------------   ---------------   ---------------
                                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net Income (loss):
   As restated ....................    $ 325.9       $ (250.6)          (217.2)        $   330.0          $  229.8
   As originally reported .........      413.8           11.0             55.4             423.6             302.8
Income from continuing operations
 excluding Unusual Charges:
   As restated ....................    $ 343.2       $  252.7        $   571.0 (1)    $    383.3 (2)    $    269.2 (3)
   As originally reported .........      421.2          237.0            817.0             499.8             333.9
Per common share (diluted):
 Net income (loss):
   As restated ....................    $  0.37      $   (0.30)       $   (0.27)        $    0.41         $    0.31
   As originally reported .........       0.46           0.01             0.06              0.52              0.42
Income from continuing operations
 excluding Unusual Charges:
   As restated ....................    $  0.38      $    0.30        $    0.66(1)      $    0.47(2)      $    0.36(3)
   As originally reported .........       0.46           0.30             0.94              0.62              0.46

----------
(1) For the year ended December 31, 1997, our restated income from continuing operations excluding Unusual Charges, extraordinary gain and the cumulative effect of a change in accounting totaled $571.0 million ($0.66 per diluted share). The original amount included $817.0 million ($0.94 per diluted share) of income from continuing operations. The $246.0 million ($0.28 per diluted share) decrease in income from continuing operations represents additional after-tax expenses of $14.6 million ($0.02 per diluted share) due to a change in accounting described in "-- Matters Relating to the Accounting Irregularities and Accounting Policy Change" and $231.4 million ($0.26 per diluted share) of accounting errors and irregularities.

(2) The $116.5 million ($0.15 per diluted share) decrease primarily represents accounting errors and irregularities.

(3) The $64.7 million ($0.10 per diluted share) decrease primarily represents accounting errors and irregularities.



Class Action Litigation and Government Investigation

     Since our April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the date of this Annual Report on Form 10-K, numerous lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on our behalf and three individual lawsuits have been filed in various courts against us, and among others, our predecessor, HFS, and certain current and former officers and directors of the Company and HFS, asserting various claims under the federal securities laws and certain state statutory and common laws. SEE "ITEM 3. LEGAL PROCEEDINGS".

     In addition, the staff of the Securities and Exchange Commission (the "SEC") and the United States Attorney for the District of New Jersey are conducting investigations relating to the accounting irregularities. The SEC staff has advised us that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. While we have made all adjustments considered necessary as a result of the findings of the Investigations and the restatement of our financial statements for 1997, 1996 and 1995 and the first six months of 1998, we can provide no assurances that additional adjustments will not be required as a result of these government investigations.

     Other than the PRIDES litigation discussed below, we do not believe that it is feasible to predict or determine the final outcome or resolution of these proceedings and investigations or to estimate the amounts or potential range of loss with respect to the resolution of these proceedings and investigations. In addition, the timing of the final resolution of these proceedings and investigations is uncertain. The possible outcomes or resolutions of these proceedings and investigations could include judgments against us or settlements and could require substantial payments by us. Our management believes that adverse outcomes in such proceedings and investigations or any other resolutions (including settlements) could have a material impact on our financial condition, results of operations and cash flows.

Settlement of PRIDES Class Action Litigation

     On March 17, 1999, we announced that we reached a final settlement agreement with plaintiff's counsel representing the class of holders of our PRIDES securities who purchased their securities on or prior to April 15, 1998 ("eligible persons") to settle their class action lawsuit against us. Under the final settlement agreement, eligible persons will receive a new security -- a Right -- for each PRIDES security held on April 15, 1998. Current holders of PRIDES will not receive any Rights (unless they also held PRIDES on April 15, 1998). We had originally announced a preliminary agreement in principle to settle such lawsuit on January 7, 1999. The final agreement maintained the basic structure and accounting treatment as the preliminary agreement.

     Based on the settlement agreement, we recorded an after tax charge of approximately $228 million, or $0.26 per diluted share ($351 million pre-tax), in the fourth quarter of 1998 associated with the settlement agreement in principle to settle the PRIDES securities class action. We recorded an increase in additional paid-in capital of $350 million offset by a decrease in retained earnings of $228 million resulting in a net increase in stockholders' equity of $122 million as a result of the prospective issuance of the Rights. As a result, the settlement should not reduce net book value. In addition, the settlement is not expected to reduce 1999 earnings per share unless our common stock price materially appreciates. SEE "ITEM 3. LEGAL PROCEEDINGS" for a more detailed description of the settlement.


Management and Corporate Governance Changes

     On July 28, 1998, Walter A. Forbes resigned as Chairman of the Company and as a member of the Board of Directors. Henry R. Silverman, Chief Executive Officer of the Company, was unanimously elected by the Board of Directors to be Chairman and continues to serve as our Chief Executive Officer and President. Since July 28, 1998, ten members of the Board formerly associated with CUC also resigned.

     On July 28, 1998, the Board also approved the adoption of Amended and Restated By-Laws of the Company and voted to eliminate the governance plan adopted as part of the Merger, resulting in the elimination of the 80% super-majority vote requirement provisions of our By-Laws relating to the composition of the Board and the limitations on the removal of the Chairman and the Chief Executive Officer.

                                     * * *


FINANCIAL INFORMATION

     Financial information about our industry segments may be found in Note 26 to our consolidated financial statements presented in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.


FORWARD LOOKING STATEMENTS

     We make statements about our future results in this Annual Report on Form 10-K that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

    o the resolution or outcome of the pending litigation and government investigations relating to the previously announced accounting irregularities;

    o uncertainty as to our future profitability and our ability to integrate and operate successfully acquired businesses and the risks associated with such businesses, including the merger that created Cendant and the NPC acquisition;

    o Our ability to successfully divest non-core assets and implement our new internet strategy (described in "-- Recent Developments");

    o our ability to develop and implement operational and financial systems to manage rapidly growing operations;

    o  competition in our existing and potential future lines of business;

    o our ability to obtain financing on acceptable terms to finance our growth strategy and for us to operate within the limitations imposed by financing arrangements; and

    o our ability and our vendors', franchisees' and customers' ability to complete the necessary actions to achieve a year 2000 conversion for computer systems and applications.

     We derived the forward-looking statements in this Annual Report on Form 10-K (including the documents incorporated by reference in this Annual Report on Form 10-K) from the foregoing factors and from other factors and assumptions, and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. We assume no obligation to publicly correct or update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or if we later become aware that they are not likely to be achieved.


PRINCIPAL EXECUTIVE OFFICES

     Our principal executive offices are located at 9 West 57th Street, New York, New York 10019 (telephone number:(212)413-1800).


TRAVEL DIVISION


THE TRAVEL SEGMENT

     The Travel Segment consists of our lodging franchise services, timeshare exchange, and Avis car rental franchise businesses and represented approximately 20.1%, 22.9% and 13.2% of our revenues for the year ended December 31, 1998, 1997 and 1996, respectively.


LODGING FRANCHISE BUSINESS

     GENERAL. The lodging industry can be divided into three broad segments based on price and services: luxury or upscale, which typically charge room rates above $82 per night; middle market, with room rates generally between $55 and $81 per night; and economy, where room rates generally are less than $54 per night. Of our franchised brand names, Ramada, Howard Johnson and Wingate Inn compete principally in the middle market segment and Days Inn, Knights Inn, Super 8, Travelodge and Villager Lodge ("Villager") compete primarily in the economy segment, which is currently the fastest growing segment of the industry.

     As franchisor of lodging facilities, we provide a number of services designed to directly or indirectly increase hotel occupancy rates, revenues and profitability, the most important of which is a centralized brand-specific national reservations system. Similarly, brand awareness derived from nationally recognized brand names, supported by national advertising and marketing campaigns, can increase the desirability of a hotel property to prospective guests. We believe that, in general, national franchise brands with a greater number of hotels enjoy greater brand awareness among potential hotel guests, and thus are perceived as more valuable by existing and prospective franchisees than brands with a lesser number of properties. Franchise brands can also increase franchisee property occupancy through national direct sales programs to businesses, associations and affinity groups.

     In determining whether to affiliate with a national franchise brand, hotel operators compare the costs of affiliation (including the capital expenditures and operating costs required to meet a brand's quality and operating standards, plus the ongoing payment of franchise royalties and assessments for the reservations system and marketing programs) with the increase in gross room revenue anticipated to be derived from brand membership. Other benefits to brand affiliation include group purchasing services, training programs, design and construction advice, and other franchisee support services, all of which provide the benefits of a national lodging services organization to operators of independently-owned hotels. We believe that, in general, franchise affiliations are viewed as enhancing the value of a hotel property by providing economic benefits to the property.

     We entered the lodging franchise business in July 1990 with the acquisition of the Howard Johnson franchise system and the rights to operate the U.S. Ramada franchise system. We acquired the Days Inn franchise system in January 1992, the Super 8 franchise system in April 1993, the Villager Lodge franchise system in November 1994, the Knights Inn franchise system in August 1995 and the Travelodge franchise system in January 1996. Each of these acquisitions has increased our earnings per share. We continue to seek opportunities to acquire or license additional hotel franchise systems, including established brands in the upper end of the market, where we are not currently represented. See "Lodging Franchise Growth" below.

     The fee and cost structure of our lodging business provides significant opportunities for us to increase earnings by increasing the number of franchised properties. Hotel franchisors, such as our Company, derive substantially all of their revenue from continuing franchise fees. Continuing franchise fees are comprised of two components, a royalty portion and a marketing and reservations portion, both of which are normally charged by the franchisor as a percentage of the franchisee's gross room revenue. The royalty portion of the franchise fee is intended to cover the operating expenses of the franchisor, such as expenses incurred in quality assurance, administrative support and other franchise services and to provide the franchisor with operating profits. The marketing/reservations portion of the franchise fee is intended to reimburse the franchisor for the expenses associated with providing such franchise services as a national reservations system, national media advertising and certain training programs.

     Our franchisees are dispersed geographically which minimizes the exposure to any one hotel owner or geographic region. Of the more than 6,000 properties and 4,000 franchisees in our systems, no individual hotel owner accounts for more than 2% of our lodging revenue.

     LODGING FRANCHISE GROWTH. Growth of the franchise systems through the sale of long-term franchise agreements to operators of existing and newly constructed hotels is the leading source of revenue and earnings growth in our lodging franchise business. Franchises are terminated primarily for not paying the required franchise fees and/or not maintaining compliance with brand quality assurance standards required pursuant to the applicable franchise agreement.

     LODGING FRANCHISE SALES. We market franchises principally to independent hotel and motel owners, as well as to owners whose properties affiliation with other hotel brands can be terminated. We believe that our existing franchisees also represent a significant potential market because many own, or may own in the future, other hotels which can be converted to our brand names. Accordingly, a significant factor in our sales strategy is maintaining the satisfaction of our existing franchisees by providing quality services.

     We employ a national franchise sales force consisting of approximately 80 salespeople and sales management personnel, which is divided into several brandspecific sales groups, with regional offices around the country. The sales force is compensated primarily through commissions. In order to provide broad marketing of our brands, sales referrals are made among the sales groups and a referring salesperson is entitled to a commission for a referral which results in a franchise sale.

     We seek to expand our franchise systems and provide marketing and other franchise services to franchisees on an international basis through a series of master license agreements with internationally based developers and franchisors. As of December 31, 1998, our franchising subsidiaries (other than Ramada) have entered into international master licensing agreements for part or all of 46 countries on six continents. The agreements typically include minimum development requirements and requires payment of an initial development fee in connection with the execution of the license agreement as well as recurring franchise fees.

     LODGING FRANCHISE SYSTEMS. The following is a summary description of our lodging franchise systems. Information reflects properties which are open and operating and is presented as of December 31, 1998.




                         PRIMARY          AVG. ROOMS         # OF          # OF          DOMESTIC
      BRAND           MARKET SERVED      PER PROPERTY     PROPERTIES      ROOMS       INTERNATIONAL*
----------------   ------------------   --------------   ------------   ---------   -----------------
Days Inn              Lower Economy            90           1,830        163,999     International(1)
Howard Johnson         Mid-market             106             489         51,807     International(2)
Knights Inn           Lower Economy            82             222         18,196      International
Ramada                 Mid-market             131            1004        131,591         Domestic
Super 8                  Economy               61            1759        108,111     International(3)
Travelodge            Upper Economy            82             521         42,857      Domestic(1)(5)
Villager Lodge        Lower Economy            74              99          7,284     International(4)
Wingate             Upper Mid-market           94              54          5,051     International(4)

----------
*     Description of rights owned or licensed.

(1) Includes properties in Mexico, Canada, China, South Africa, India, Uruguay and the Philippines.

(2) Includes Mexico, Canada, Colombia, Israel, Venezuela, Malta, U.A.E. and the Dominican Republic.

(3)   Includes properties in Canada and Singapore.

(4)   No international properties currently open and operating.

(5)   Rights include all of North America.


     OPERATIONS -- LODGING. Our organization is designed to provide a high level of service to our franchisees while maintaining a controlled level of overhead expense. In the lodging segment, expenses related to marketing and reservations services are budgeted to match marketing and reservation fees each year.

     NATIONAL RESERVATIONS SYSTEMS. Unlike many other franchise businesses (such as restaurants), the lodging business is characterized by remote purchasing through travel agencies and through use by consumers of toll-free telephone numbers. Each of our reservation systems is independently operated, focusing on its specific brand and franchise system, and is comprised of one or more nationally advertised toll-free telephone numbers, reservation agents who accept inbound calls, a computer operation that processes reservations, and automated links which accept reservations from travel agents and other travel providers, such as airlines, and which report reservations made through the system to each franchisee property. Each reservation agent handles reservation requests and inquiries for only one of our franchise systems and there is no "cross selling" of franchise systems to consumers. We maintain seven reservations centers that are located in Knoxville and Elizabethton, Tennessee; Phoenix, Arizona; Winner and Aberdeen, South Dakota; Orangeburg, South Carolina and Saint John, New Brunswick, Canada.

     LODGING FRANCHISE AGREEMENTS. Our lodging franchise agreements grant the right to utilize one of the brand names associated our lodging franchise systems to lodging facility owners or operators under long-term franchise agreements. An annual average of 2.1% of our existing franchise agreements are scheduled to expire from January 1, 1999 through December 31, 2006, with no more than 2.8% (in 2002) scheduled to expire in any one of those years.

     The current standard agreements generally are for 15-year terms for converted properties and 20-year terms for newly constructed properties and generally require, among other obligations, franchisees to pay a minimum initial fee based on property size and type, as well as continuing franchise fees comprised of royalty fees and marketing/reservation fees based on gross room revenues.

     Under the terms of the standard franchise agreements in effect at December 31, 1998, franchisees are typically required to pay recurring fees comprised of a royalty portion and a reservation/marketing portion, calculated as a percentage of annual gross room revenue that range from 7.0% to 8.8%. We discount fees from the standard rates from time to time and under certain circumstances.

     Our typical franchise agreement is terminable by us upon the franchisee's failure to maintain certain quality standards, to pay franchise fees or other charges or to meet other specified obligations. In the event of such termination, we are typically entitled to be compensated for lost revenues in an amount equal to the franchise fees accrued during periods specified in the respective franchise agreements which are generally between one and five years.

     LODGING SERVICE MARKS AND OTHER INTELLECTUAL PROPERTY. The service marks "Days Inn," "Ramada," "Howard Johnson," "Super 8," "Travelodge" and related logos are material to our business. We, through our franchisees, actively use these marks. All of the material marks in each franchise system are registered (or have applications pending for registration) with the United States Patent and Trademark Office. We own the marks relating to the Days Inn system, the Howard Johnson system, the Knights Inn system, the Super 8 system, the Travelodge system (in North America), the Villager Lodge system and the Wingate Inn system through our subsidiaries.

     We franchise the service mark "Ramada" and related marks, Ramada brands and logos (the "Ramada Marks") to lodging facility owners in the United States pursuant to two license agreements (the "Ramada License Agreements") between an indirect subsidiary of Marriott Corporation ("Licensor") and Ramada Franchise Systems, Inc. ("RFS"), our wholly-owned subsidiary. The Ramada License Agreements limit RFS's use of the Ramada Marks to the U.S. market.

     The Ramada License Agreements have initial terms terminating on March 31, 2024. At the end of the initial terms, RFS has the right either (i) to extend the Ramada License Agreements, (ii) to purchase the Ramada Marks for their fair market value at the date of purchase, subject to certain minimums after the initial terms, or (iii) to terminate the Ramada License Agreements. The Ramada License Agreements require that RFS pay license fees to the Licensor calculated on the basis of percentages of annual gross room sales, subject to certain minimums and maximums as specified in each Ramada License Agreement. RFS received approximately $46 million in royalties from its Ramada franchisees in 1998 and paid the Licensor approximately $23 million in license fees.

     The Ramada License Agreements are subject to certain termination events relating to, among other things, (i) the failure to maintain aggregate annual gross room sales minimum amounts stated in the Ramada License Agreements, (ii) the maintenance by us of a minimum net worth of $50 million (however, this minimum net worth requirement may be satisfied by a guaranty of an affiliate of ours with a net worth of at least $50 million or by an irrevocable letter of credit (or similar form of third-party credit support)), (iii) non-payment of royalties, (iv) failure to maintain registrations on the Ramada Marks and to take reasonable actions to stop infringements, (v) failure to pay certain liabilities specified by the Restructuring Agreement, dated July 15, 1991, by and among New World Development Co., Ltd. (a predecessor to Licensor), Ramada International Hotels and Resorts, Inc., Ramada Inc., Franchise System Holdings, Inc., the Company and RFS and (vi) failure to maintain appropriate hotel standards of service and quality. A termination of the Ramada License Agreements would result in the loss of the income stream from franchising the Ramada brand names and could result in the payment by us of liquidated damages equal to three years of license fees. We do not believe that it will have difficulty complying with all of the material terms of the Ramada License Agreements.

     LODGING COMPETITION. Competition among the national lodging brand franchisors to grow their franchise systems is intense. Our primary national lodging brand competitors are the Holiday Inn (Registered Trademark) and Best Western (Registered Trademark) brands and Choice Hotels, which franchises seven brands, including the Comfort Inn (Registered Trademark) , Quality Inn (Registered Trademark) and Econo Lodge (Registered Trademark) brands. Days Inn, Travelodge and Super 8 properties principally compete with Comfort Inn, Red Roof Inn (Registered Trademark) , and Econo Lodge in the limited service economy sector of the market. The chief competitor of Ramada, Howard Johnson and Wingate Inn properties, which compete in the middle market segment of the hotel industry, is Holiday Inn (Registered Trademark) and Hampton Inn (Registered Trademark) . Our Knights Inn and Travelodge brands compete with Motel 6 (Registered Trademark) properties. In addition, a lodging facility owner may choose not to affiliate with a franchisor but to remain independent.

     We believe that competition for the sale of franchises in the lodging industry is based principally upon the perceived value and quality of the brand and services offered to franchisees, as well as the nature of those services. We believe that prospective franchisees value a franchise based upon their view of the relationship of conversion costs and future charges to the potential for increased revenue and profitability.

The reputation of the franchisor among existing franchisees is also a factor which may lead a property owner to select a particular affiliation. We also believe that the perceived value of its brand names to prospective franchisees is, to some extent, a function of the success of its existing franchisees.

     The ability of our lodging franchisees to compete in the lodging industry is important to our prospects for growth, although, because franchise fees are based on franchisee gross room revenue, our revenue is not directly dependent on franchisee profitability.

     The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competing properties in the vicinity, its affiliation with a recognized brand name, community reputation and other factors. A franchisee's success may also be affected by general, regional and local economic conditions. The effect of these conditions on our results of operations is substantially reduced by virtue of the diverse geographical locations of our franchises.

     LODGING SEASONALITY. The principal source of lodging revenue for us is based upon the annual gross room revenue of franchised properties. As a result, our revenue from the lodging franchise business experiences seasonal lodging revenue patterns similar to those of the hotel industry wherein the summer months, because of increases in leisure travel, produce higher revenues than other periods during the year. Therefore, any occurrence that disrupts travel patterns during the summer period could have a material adverse effort on the franchisee's annual performance and effect our annual performance.


THE TIMESHARE EXCHANGE BUSINESS

     GENERAL. We acquired Resort Condominiums International, Inc. (now Resort Condominiums International, LLC), on November 12, 1996. Our RCI subsidiary is the world's largest provider of timeshare vacation exchange opportunities and timeshare services for more than 2.5 million timeshare households from more than 200 nations and more than 3,400 resorts in more than 90 countries around the world. RCI's business consists primarily of the operation of an exchange program for owners of condominium timeshares or whole units at affiliated resorts, the publication of magazines and other periodicals related to the vacation and timeshare industry, travel related services, resort management, integrated software systems and service and consulting services. RCI has significant operations in North America, Europe, the Middle East, Latin America, Africa, Australia, and the Pacific Rim. RCI has more than 3,900 employees worldwide.

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

     Resort timesharing -- also referred to as vacation ownership -- is the shared ownership and/or periodic use of property by a number of users or owners for a defined period of years or in perpetuity. An example of a simple form of timeshare is a condominium unit that is owned by fifty-one persons, with each person having the right to use the unit for one week of every year and with one week set aside for maintenance. In the United States, industry sources estimate that the average price of such a timeshare is about $10,000, plus a yearly maintenance fee of approximately $350 per interval owned. Based upon information published about the industry, we believe that 1998 sales of timeshares exceeded $6 billion worldwide. Two principal segments make up the timeshare exchange industry: owners of timeshare interests (consumers) and resort properties (developers/operators). Industry sources have estimated that the total number of owner households of timeshare interests is nearly 4.5 million worldwide, while the total number of timeshare resorts worldwide has been estimated to be nearly 5,000. The timeshare exchange industry derives revenue from annual subscribing membership fees paid by owners of timeshare interests, fees paid by such owners for each exchange and fees paid by members and resort affiliates for various other products and services.

     The "RCI Network" provides RCI members who own timeshares at RCI-affiliated resorts the capability to exchange their timeshare vacation accommodations in any given year for comparable value accommodations at other RCI-affiliated resorts. Approximately 1.2 million members of the RCI Network, representing approximately 50% of the total members of the RCI Network reside outside of the United States. RCI's membership volume has grown at a compound annual rate for the last five years of approximately 8%, while exchange volumes have grown at a compound annual rate of approximately 8% for the same time period.

     RCI provides members of the RCI Network with access to both domestic and international timeshare resorts, publications regarding timeshare exchange opportunities and other travel-related services, including discounted purchasing programs. In 1998, members in the United States paid an average annual subscribing membership fee of $66 as well as an average exchange fee of $120 for every exchange arranged by RCI. In 1998, membership and exchange fees totaled approximately $330 million and RCI arranged more than 1.8 million exchanges.

     Developers of resorts affiliated with the RCI Network typically pay the first year subscribing membership fee for new owner/members upon the sale of the timeshare interest.

     TIMESHARE EXCHANGE BUSINESS GROWTH. The timeshare exchange industry has experienced significant growth over the past decade. We believe that the factors driving this growth include the demographic trend toward older, more affluent Americans who travel more frequently; the entrance of major hospitality and entertainment companies into timeshare development; a worldwide acceptance of the timeshare concept; and an increasing focus on leisure activities, family travel and a desire for value, variety and flexibility in a vacation experience. We believe that future growth of the timeshare exchange industry will be determined by general economic conditions both in the U.S. and worldwide, the public image of the industry, improved approaches to marketing and sales, a greater variety of products and price points, the broadening of the timeshare market and a variety of other factors. Accordingly, we cannot predict if future growth trends will continue at rates comparable to those of the recent past.

     OPERATIONS. Our timeshare exchange business is designed to provide high-quality, leisure travel services to its members and cost-effective, single-source support services to its affiliated timeshare resorts. Most members are acquired from timeshare developers who purchase an initial RCI subscribing membership for each buyer at the time the timeshare interval is sold. A small percentage of members are acquired through direct solicitation activities of RCI.

     MEMBER SERVICES. International Exchange System. Members are served through a network of call centers located in more than 20 countries throughout the world. These call centers are staffed by approximately 1,900 people. Major regional call and information support centers are located in Indianapolis, Saint John (Canada), Kettering (England), Cork (Ireland), Mexico City and Singapore. All members receive a directory that lists resorts available through the exchange system, a periodic magazine and other information related to the exchange system and available travel services. These materials are published in various languages.

     TRAVEL SERVICES. In addition to exchange services, RCI's call centers also engage in telemarketing and crossselling of other ancillary travel and hospitality services. These services are offered to a majority of members depending on their location. RCI provides travel services to U.S. members of the RCI Network through its affiliate, RCI Travel, Inc. ("RCIT"). On a global basis, RCI provides travel services through entities operating in local jurisdictions (hereinafter, RCIT and its local entities are referred to as "Travel Agencies"). Travel Agencies provide airline reservations and airline ticket sales to members in conjunction with the arrangement of their timeshare exchanges, as well as providing other types of travel services, including hotel accommodations, car rentals, cruises and tours. Travel Agencies also from time to time offer travel packages utilizing resort developers' unsold inventory to generate both revenue and prospective timeshare purchasers to affiliated resorts.

     RESORT SERVICES. Resort Affiliations. Growth of the timeshare business is dependent on the sale of timeshare units by affiliated resorts. RCI affiliates international brand names and independent developers, owners' associations and vacation clubs. We believe that national lodging and hospitality companies are attracted to the timeshare concept because of the industry's relatively low product cost and high profit margins, and the recognition that timeshare resorts provide an attractive alternative to the traditional hotel-based vacation and allow the hotel companies to leverage their brands into additional resort markets where demand exists for accommodations beyond traditional rental-based lodging operations. Today, 7 of every 10 timeshare resorts worldwide are affiliated with RCI. We also believe that RCI's existing affiliates represent a significant potential market because many developers and resort managers may become involved in additional resorts in the future which can be affiliated with RCI. Accordingly, a significant factor in RCI's growth strategy is maintaining the satisfaction of its existing affiliates by providing quality support services.

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

     RESORT MANAGEMENT SOFTWARE. RCI provides computer software systems to timeshare resorts and developers through its affiliate, Resort Computer Corporation ("RCC"). RCC provides software that integrates resort functions such as sales, accounting, inventory, maintenance, dues and reservations. Our RCC Premier information management software is believed to be the only technology available today that can fully support timeshare club operations and pointsbased reservation systems.

     PROPERTY MANAGEMENT. RCI provides resort property management services through its affiliate, RCI Management, Inc. ("RCIM"). RCIM is a single source for any and all resort management services, and offers a menu including hospitality services, a centralized reservations service center, advanced reservations technology, human resources expertise and owners' association administration.

     TIMESHARE PROPERTY AFFILIATION AGREEMENTS. More than 3,400 timeshare resorts are affiliated with the RCI Network, of which more than 1,400 resorts are located in the United States and Canada, more than 1,260 in Europe and Africa, more than 475 in Mexico and Latin America, and more than 320 in the Asia-Pacific region. The terms of RCI's affiliation agreement with its affiliates generally require that the developer enroll each new timeshare purchaser at the resort as a subscribing member of RCI, license the affiliated resort to use the RCI name and trademarks for certain purposes, set forth the materials and services RCI will provide to the affiliate, and generally describe RCI's expectations of the resort's management. The affiliation agreement also includes stipulations for representation of the exchange program, minimum enrollment requirements and treatment of exchange guests. Affiliation agreements are typically for a term of five years, and automatically renew thereafter for terms of one to five years unless either party takes affirmative action to terminate the relationship. RCI makes available a wide variety of goods and services to its affiliated developers, including publications, advertising, sales and marketing materials, timeshare consulting services, resort management software, travel packaging and property management services.

     RCI LICENSED MARKS AND INTELLECTUAL PROPERTY. The service marks "RCI", "Resort Condominiums International" and related trademarks and logos are material to RCI's business. RCI and its subsidiaries actively use the marks. All of the material marks used in RCI's business are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where RCI or its subsidiaries have significant operations. We own the marks used in RCI's business.

     COMPETITION. The global timeshare exchange industry is comprised of a number of entities, including resort developers and owners. RCI's largest competitor is Interval International Inc. ("Interval"), formerly our wholly-owned subsidiary, and a few other smaller firms. Based upon industry sources, we believe that 98% of the nearly 5,000 timeshare resorts in the world are affiliated with either RCI or Interval. Based upon 1997 published statistics and our information, RCI had over 2.5 million timeshare households that are members, while Interval had approximately 850,000 timeshare households that are members. Also, in 1997, RCI confirmed more than 1.8 million exchange transactions while Interval confirmed approximately 480,000 transactions. As a result, based on 1997 business volume, RCI services approximately 73% of members and approximately 79% of exchange transactions. RCI is bound by the terms of a Consent Order issued by the Federal Trade Commission which restricts the right of RCI to solicit, induce, or attempt to induce clients of Interval International Inc. to either terminate or not to renew their existing Interval contracts. The proposed Consent Order contains certain other restrictions. The restrictions generally expire on or before December 17, 1999.

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


AVIS CAR RENTAL FRANCHISE BUSINESS

     GENERAL. On October 17, 1996, we completed the acquisition of all of the outstanding capital stock of Avis, Inc. which together with its subsidiaries, licensees and affiliates, operated the Avis Worldwide Vehicle System (the "Avis System"). As part of its previously announced plan, on September 24, 1997, we completed the initial public offering ("IPO") of our subsidiary, Avis Rent A Car, Inc. ("ARAC"), which owned and operated the company-owned Avis car rental operations. We currently own approximately 19% of the outstanding Common Stock of ARAC. We no longer operate any car rental locations but own the Avis brand name and the Avis System, which we license to our franchisees, including ARAC, the largest Avis System franchisee.

     The Avis System is comprised of approximately 4,200 rental locations, including locations at the largest airports and cities in the United States and approximately 160 other countries and territories and a fleet of approximately 404,000 vehicles during the peak season, all of which are granted by franchisees. Approximately 90% of the Avis System rental revenues in the United States are received from locations operated by ARAC directly or under agency arrangements, with the remainder being received from locations operated by independent licensees. The Avis System in Europe, Africa, part of Asia and the Middle East is operated under franchise by Avis Europe Ltd. ("Avis Europe").

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

     AVIS SYSTEM AND WIZARD SYSTEM SERVICES. The Avis System provides Avis System franchisees access to the benefits of a variety of services, including
(i) comprehensive safety initiatives, including the "Avis Cares" Safe Driving Program, which offers vehicle safety information, directional assistance such as satellite guidance, regional maps, weather reports and specialized equipment for travelers with disabilities; (ii) standardized systemidentity for rental location presentation and uniforms; (iii) training program and business policies, quality of service standards and data designed to monitor service commitment levels; (iv) marketing/advertising/public relations support for national consumer promotions including

Frequent Flyer/Frequent Stay programs and the Avis System internet website; and
(v) brand awareness of the Avis System through the familiar "We try harder" service announcements.

     Avis System franchisees are also provided with access to the Wizard System, a reservations, data processing and information management system for the vehicle rental business. The Wizard System is linked to all major travel networks on six continents through telephone lines and satellite communications. Direct access with other computerized reservations systems allows realtime processing for travel agents and corporate travel departments. Among the principal features of the Wizard System are:

    o  an advanced graphical interface reservation system;

    o "Roving Rapid Return," which permits customers who are returning vehicles to obtain completed charge records from radio-connected "Roving Rapid Return" agents who complete and deliver the charge record at the vehicle as it is being returned;

    o "Preferred Service," an expedited rental service that provides customers with a preferred service rental record printed prior to arrival, a pre-assigned vehicle and fast convenient check out;

    o "Wizard on Wheels," which enables the Avis System locations to assign vehicles and complete rental agreements while customers are being transported to the vehicle;

    o "Flight Arrival Notification," a flight arrival notification system that alerts the rental location when flights have arrived so that vehicles can be assigned and paperwork prepared automatically;

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

     In 1998, the Wizard System processed approximately 30.8 million incoming customer calls, during which customers inquired about locations, rates and availability and placed or modified reservations. In addition, millions of inquiries and reservations come to franchisees through travel agents and travel industry partners, such as airlines. Regardless of where in the world a customer may be located, the Wizard System is designed to ensure that availability of vehicles, rates and personal profile information is accurately delivered at the proper time to the customer's rental destination.

     AVIS LICENSED MARKS AND INTELLECTUAL PROPERTY. The service mark "Avis", related marks incorporating the word "Avis", and related logos are material to our business. Our subsidiaries, joint ventures and licensees, actively use these marks. All of the material marks used in Avis's business are registered (or have applications pending for registration) with the United States Patent and Trademark Office. We own the marks used in Avis's business. The purposes for which we are authorized to use the marks include use in connection with businesses in addition to car rental and related businesses, including, but not limited to, equipment rental and leasing, hotels, insurance and information services.

     LICENSEES AND LICENSE AGREEMENTS. We have 68 independent licensees which operate locations in the United States. The largest licensee, ARAC, accounts for approximately 89% of all United States licensees' rentals. Other than ARAC, certain licensees in the United States pay us a fee equal to 5% of their total time and mileage charges, less all customer discounts, of which we are required to pay 40% for corporate licensee-related programs, while 6 licensees pay 8% of their gross revenue. Licensees outside the United States normally pay higher fees. Other than ARAC, our United States licensees currently pay .54 cents per rental agreement for use of certain portions of the Wizard System, and they are charged for use of other aspects of the Wizard System.

     ARAC has entered into a Master License Agreement with the Company which grants ARAC the right to operate the Avis vehicle rental business in certain specified territories. Pursuant to the Master

License Agreement, ARAC has agreed to pay us a monthly base royalty of 3.0% of ARAC's gross revenue. In addition, ARAC has agreed to pay a supplemental royalty of 1.1 % of gross revenue payable quarterly in arrears which will increase 0.1% per year in each of the following three years thereafter to a maximum of 1.5% (the "Supplemental Fee"). These fees have been paid by ARAC since January 1, 1997. Until the fifth anniversary of the effective date of the Master License Agreement, the Supplemental Fee or a portion thereof may be deferred by ARAC if ARAC does not attain certain financial targets.

     In 1997, Avis Europe's previously paidup license for Europe, the Middle East and Africa was modified to provide for a paid-up license only as to Europe and the Middle East. Avis Europe will pay us annual royalties for Africa and a defined portion of Asia which covers the area between 60E longitude and 150E longitude, excluding Australia, New Zealand and Papua New Guinea. The Avis Europe license expires on November 30, 2036, unless earlier termination is effected in accordance with the license terms. Avis Europe also entered into a Preferred Alliance Agreement with us under which Avis Europe became a preferred alliance provider for car rentals to RCI customers in Europe, Asia and Africa, and for car rentals to PHH customers needing replacement vehicles for fleets managed by PHH in Europe, Asia and Africa.

     COMPETITION. The vehicle rental industry is characterized by intense price and service competition. In any given location, franchisees may encounter competition from national, regional and local companies, many of which, particularly those owned by the major automobile manufacturers, have greater financial resources than us and Avis. However, because the Company's royalty fees are based upon the gross revenue of Avis and the other Avis System franchisees, our revenue is not directly dependent on franchisee profitability.

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

     SEASONALITY. The car rental franchise business is subject to seasonal variations in customer demand, with the third quarter of the year, which covers the summer vacation period, representing the peak season for vehicle rentals. Therefore, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on the franchisee's annual performance and affect our annual financial performance. The fourth quarter is generally the weakest financial quarter for the Avis System because there is limited leisure travel and a greater potential for adverse weather conditions at such time.


FLEET SEGMENT

     GENERAL. The Fleet Segment represented approximately 7.3%, 7.6% and 9.0% of our revenues for the year ended December 31, 1998, 1997 and 1996, respectively. Through our PHH Vehicle Management Services Corporation and PHH Management Services PLC subsidiaries, we offer a full range of fully integrated fleet management services to corporate clients and government agencies comprising over 780,000 vehicles under management on a worldwide basis. These services include vehicle leasing, advisory services and fleet management services for a broad range of vehicle fleets. Advisory services include fleet policy analysis and recommendations, benchmarking, and vehicle recommendations and specifications. In addition, we provide managerial services which include ordering and purchasing vehicles, arranging for their delivery through dealerships located throughout the United States, Canada, the United Kingdom, Germany and the Republic of Ireland, as well as capabilities throughout Europe, administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims with vehicle manufacturers and remarketing used vehicles. We also offer various leasing plans for our vehicle leasing programs, financed primarily through the issuance of commercial paper and medium-term notes and through unsecured borrowings under revolving credit agreements, securitization financing arrangements and bank lines of credit.

     Through our PHH Vehicle Management Services and Wright Express subsidiaries in the United States and our Harper Group Limited subsidiary in the U.K., we also offer fuel and expense management programs to corporations and government agencies for the effective management and control of automotive business travel expenses. By utilizing our service cards issued under the fuel and expense management programs, a client's representatives are able to purchase various products and services such as gasoline, tires, batteries, glass and maintenance services at numerous outlets.

     We also provide fuel and expense management programs and a centralized billing service for companies operating truck fleets in each of the United Kingdom, Republic of Ireland and Germany. Drivers of the clients' trucks are furnished with courtesy cards together with a directory listing the names of strategically located truck stops and service stations which participate in this program. Service fees are earned for billing, collection and record keeping services and for assuming credit risk. These fees are paid by the truck stop or service stations and/or the fleet operator and are based upon the total dollar amount of fuel purchased or the number of transactions processed.

     PRODUCTS. Our fleet management services are divided into two principal products: (1) Asset Based Products, and (2) Fee Based Products.

     Asset Based Products represent the services our clients require to lease a vehicle which includes vehicle acquisition, vehicle remarketing, financing, and fleet management consulting. We lease in excess of 350,000 units on a worldwide basis through both open end lease structures and closed end structures. Open-end leases are the prevalent structure in North America representing 96% of the total vehicles financed in North America and 86% of the total vehicles financed worldwide. The open-end leases can be structured on either a fixed rate or floating rate basis (where the interest component of the lease payment changes month to month based upon an index) depending upon client preference. The open-end leases are typically structured with a 12 month minimum lease term, with month to month renewals thereafter. The typical unit remains under lease for approximately 34 months. A client receives a full range of services in exchange for a monthly rental payment which includes a management fee. The residual risk on the value of the vehicle at the end of the lease term remains with the lessee under an open-end lease, except for a small amount which is retained by the lessor.

     Closed-end leases are structured with a fixed term with the lessor retaining the vehicle residual risk. The most prevalent lease terms are 24 months, 36 months, and 48 months. The closed end structure is preferred in Europe due to certain accounting regulations. The closed-end lease structure is utilized by approximately 71% of the vehicles leased in Europe, but only 14% of the vehicles leased on a worldwide basis. We utilize independent third party valuations and internal projections to set the residuals utilized for these leases.

     The Fee Based Products are designed to effectively manage costs and enhance driver productivity. The three main Fee Based Products are Fuel Services, Maintenance Services and Accident Management. Fuel Services represents the utilization of our proprietary cards to access fuel through a network of franchised and independent fuel stations. The cards operate as a universal card with centralized billing designed to measure and manage costs. In the United States, Wright Express is the leading fleet fuel cards supplier with over 125,000 fuel facilities in its network and in excess of 1.6 million cards issued. Wright Express distributes its fuel cards and related offerings through three primary channels: (1) the WEX-branded Universal Card, which is issued directly to fleets by Wright Express, (2) the Private Label Card, under which Wright Express provides private label fuel cards and related services to commercial fleet customers of major petroleum companies, and (3) Co-Branded Marketing, under which Wright Express fuel cards are co-branded and issued in conjunction with products and services of partners such as commercial vehicle leasing companies. In the UK, our Harper Group Limited and Cendant Business Answers PLC subsidiaries, utilizing the All Star and Dial brands, maintain the largest independent fueling network with more than 12,000 fueling sites and more than 1.2 million cards in circulation.

     We offer customer vehicle maintenance charge cards that are used to facilitate repairs and maintenance payments. The vehicle maintenance cards provide customers with benefits such as (1) negotiated discounts off full retail prices through our convenient supplier network, (2) access to our in-house team of certified maintenance experts that monitor each card transaction for policy compliance, reasonability, and cost effectiveness, and
(3) inclusion of vehicle maintenance card transactions in a consolidated information and billing database that helps evaluate overall fleet performance and costs. We maintain an extensive network of service providers in the United States, Canada, and the United Kingdom to ensure ease of use by the client's drivers.

     We also provide our clients with comprehensive accident management services such as (1) providing immediate assistance after receiving the initial accident report from the driver (i.e. facilitating emergency towing services and car rental assistance, etc.) (2) organizing the entire vehicle appraisal and repair process through a network of preferred repair and body shops, and
(3) coordinating and negotiating potential accident claims. Customers receive significant benefits from our accident management services such as (1) convenient coordinated 24-hour assistance from our call center, (2) access to our leverage with the repair and body shops included in our preferred supplier network (the largest in the industry), which typically provides customers with extremely favorable repair terms and (3) expertise of our damage specialists, who ensure that vehicle appraisals and repairs are appropriate, cost-efficient, and in accordance with each customer's specific repair policy.

     COMPETITIVE CONDITIONS. The principal factors for competition in vehicle management services are service quality and price. We are competitively positioned as a fully integrated provider of fleet management services with a broad range of product offerings. We rank second in the United States in the number of vehicles under management and first in the number of proprietary fuel and maintenance cards for fleet use in circulation. There are four other major providers of fleet management service in the United States, hundreds of local and regional competitors, and numerous niche competitors who focus on only one or two products and do not offer the fully integrated range of products provided by us. In the United States, it is estimated that only 45% of fleets are leased by third party providers. The unpenetrated market and the continued focus by corporations on cost efficiency and outsourcing will provide the growth platform in the future.

     In the UK, we rank first in both vehicles under management and proprietary fuel and maintenance cards. We continue to compete against numerous local and regional competitors. The UK operation has been able to differentiate itself through its breadth of product offerings.


REAL ESTATE DIVISION


REAL ESTATE FRANCHISE SEGMENT

     GENERAL. Our Real Estate Franchise Segment represented approximately 8.6%, 7.9% and 7.3% of our revenue for the year ended December 31, 1998, 1997 and 1996, respectively. In August 1995, we acquired Century 21 Real Estate Corporation ("CENTURY 21"). Century 21 is the world's largest franchisor of residential real estate brokerage offices with approximately 6,300 independently owned and operated franchised offices with approximately 102,000 active sales agents worldwide. In February 1996, we acquired the ERA franchise system. The ERA system is a leading residential real estate brokerage franchise system with over 2,600 independently owned and operated franchised offices and more than 29,000 sales agents worldwide. In May 1996, we acquired Coldwell Banker Corporation ("COLDWELL BANKER"), the owner of the world's premier brand for the sale of million-dollar-plus homes and now the third largest residential real estate brokerage franchise system with approximately 3,000 independently owned and operated franchised offices and approximately 72,000 sales agents worldwide.

     We believe that application of our franchisee focused management strategies and techniques can significantly increase the revenues produced by our real estate brokerage franchise systems while also increasing the quality and quantity of services provided to franchisees. We believe that independent real estate brokerage offices currently affiliate with national real estate franchisors principally to gain the consumer recognition and credibility of a nationally known and promoted brand name. Brand recognition is especially important to real estate brokers since home buyers are generally infrequent users of brokerage services and have often recently arrived in an area, resulting in little ability to benefit from word-of-mouth recommendations.

     During 1996, we implemented a preferred alliance program which seeks to capitalize on the dollar volume of home sales brokered by CENTURY 21, COLDWELL BANKER and ERA agents and the valuable access point these brokerage offices provide for service providers who wish to reach these home buyers and sellers. Preferred alliance marketers include providers of property and casualty insurance, moving and storage services, mortgage and title insurance, environmental testing services, and sellers of furniture, fixtures and other household goods.

     Our real estate brokerage franchisees are dispersed geographically, which minimizes the exposure to any one broker or geographic region. During 1997, we acquired a preferred equity interest in NRT Incorporated ("NRT"), a newly formed corporation created to acquire residential real estate brokerage firms. NRT acquired the assets of National Realty Trust, the largest franchisee of the COLDWELL BANKER system, in August 1997. NRT has also acquired other independent regional real estate brokerage businesses during 1998 and 1997 which NRT has converted to COLDWELL BANKER, CENTURY 21 and ERA franchises. As a result, NRT is the largest franchisee of our franchise systems, based on gross commissions, and represents 6% of the franchised offices. Of the nearly 12,000 franchised offices in our real estate brokerage franchise systems, no individual broker, other than NRT, accounts for more than 1% of our real estate brokerage revenues.

     REAL ESTATE FRANCHISE SYSTEMS. CENTURY 21. CENTURY 21 is the world's largest residential real estate brokerage franchisor, with approximately 6,300 independently owned and operated franchise offices with more than 102,000 active sales agents located in 25 countries and territories.

     The primary component of CENTURY 21's revenue is service fees on commissions from real estate transactions. Service fees are 6% of gross commission income. CENTURY 21 franchisees who meet certain levels of annual gross revenue (as defined in the franchise agreements) are eligible for the CENTURY 21 Incentive Bonus ("CIB") Program, which results in a rebate payment to qualifying franchisees determined in accordance with the applicable franchise agreement (up to 2% of gross commission income in current agreements) of such annual gross revenue. For 1998, approximately 15% of CENTURY 21 franchisees qualified for CIB payments and such payments aggregated less than 1% of gross commissions.

     CENTURY 21 franchisees generally contribute 2% (subject to specified minimums and maximums) of their brokerage commissions each year to the CENTURY 21 National Advertising Fund (the "NAF") which in turn disburses them for local, regional and national advertising, marketing and public relations campaigns. In 1998, the NAF spent approximately $45 million on advertising and marketing campaigns.

     COLDWELL BANKER. COLDWELL BANKER is the world's premier brand for the sale of million-dollar-plus homes and the third largest residential real estate brokerage franchisor, with approximately 3,000 independently owned and operated franchise offices in the United States, Canada and the Caribbean, with approximately 72,000 sales agents. The primary revenue from the COLDWELL BANKER system is derived from service and other fees paid by franchisees, including initial franchise fees and ongoing services. COLDWELL BANKER franchisees pay us annual fees consisting of ongoing service and advertising fees, which are generally 6.0% and 2.5%, respectively, of a franchisee's annual gross revenues (subject to annual rebates to franchisees who achieve certain threshold levels of gross commission income annually, and to minimums and maximums on advertising fees).

     COLDWELL BANKER franchisees who meet certain levels of annual gross revenue (as defined in the franchise agreements) are eligible for the Performance Premium Award ("PPA") Program, which results in a rebate payment to qualifying franchisees determined in accordance with the applicable franchise agreement (up to 3% in current agreements) of such annual gross revenue. For 1998, approximately 28% of COLDWELL BANKER franchisees qualified for PPA payments and such payments aggregated approximately less than 1% of gross commissions.

     Advertising fees collected from COLDWELL BANKER franchisees are generally expended on local, regional and national marketing activities, including media purchases and production, direct mail and promotional activities and other marketing efforts. In 1998, the COLDWELL BANKER National Advertising Fund expended approximately $21 million for such purposes.

     ERA. The ERA franchise system is a leading residential real estate brokerage franchise system, with more than 2,600 independently owned and operated franchise offices, and more than 29,000 sales agents located in 20 countries. The primary revenue from the ERA franchise system results from (i) franchisees' payments of monthly membership fees ranging from $216 to $852 per month, based on volume, plus $196 per branch and a per transaction fee of approximately $121, and (ii) for franchise agreements entered into after July 1997, royalty fees equal to 6% of the franchisees' gross revenues (5.0% until December 31, 1999). For franchise agreements dated after January 1, 1998, the Volume Incentive Program may result in a rebate payment to qualifying franchisees determined in accordance with the applicable franchise agreement.

     In addition to membership fees and transaction fees, franchisees of the ERA system pay (i) a fixed amount per month, which ranges from $233 to $933, based on volume, plus an additional $233 per month for each branch office, into the ERA National Marketing Fund (the "ERA NMF") and (ii) for franchise agreements entered into after July 1997, an NMF equal to 2% of the franchisees' gross revenues, subject to minimums and maximums. The funds in the ERA NMF are utilized for local, regional and national marketing activities, including media purchases and production, direct mail and promotional activities and other marketing efforts. In 1998, the ERA NMF spent approximately $10 million on marketing campaigns.

     REAL ESTATE BROKERAGE FRANCHISE SALES. We market real estate brokerage franchises primarily to independent, unaffiliated owners of real estate brokerage companies as well as individuals who are interested in establishing real estate brokerage businesses. We believe that our existing franchisee base represents another source of potential growth, as franchisees seek to expand their existing business to additional markets. Therefore, our sales strategy focuses on maintaining satisfaction and enhancing the value of the relationship between the franchisor and the franchisee.

     Our real estate brokerage franchise systems employ a national franchise sales force consisting of approximately 125 salespersons and sales management personnel, which is divided into separate sales organizations for the CENTURY 21, COLDWELL BANKER and ERA systems. These sales organizations are compensated primarily through commissions on sales concluded. Members of the sales forces are also encouraged to provide referrals to the other sales forces when appropriate.

     OPERATIONS -- REAL ESTATE BROKERAGE. Our brand name marketing programs for the real estate brokerage business focus on increasing brand awareness generally, in order to increase the likelihood of potential home buyers and home sellers engaging franchise brokers' services. Each brand has a dedicated marketing staff in order to develop the brand's marketing strategy while maintaining brand integrity. The corporate marketing services department provides services related to production and implementation of the marketing strategy developed by the brand marketing staffs.

     Each brand provides its franchisees and their sales associates with training programs which have been developed by such brand. The training programs include mandatory programs instructing the franchisee and/or the sales associate on how to best utilize the methods of the particular system and additional optional training programs which expand upon such instruction. Each brand's training department is staffed with instructors experienced in both real estate practice and instruction. In addition, we have established regional support personnel who provide consulting services to the franchisees in their respective regions.

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

     Through our Cendant Supplier Services operations, we provide our franchisees with volume purchasing discounts for products, services, furnishings and equipment used in real estate brokerage operations. In addition to the preferred alliance programs described hereinafter, Cendant Supplier Services establishes relationships with vendors and negotiates discounts for purchases by its customers. We do not maintain inventory, directly supply any of the products or, generally, extend credit to franchisees for purchases. See "COMBINED OPERATIONS -- Preferred Alliance and CoMarketing Arrangements" below.

     REAL ESTATE BROKERAGE FRANCHISE AGREEMENTS. Our real estate brokerage franchise agreements grant the franchises the right to utilize one of the brand names associated with our real estate brokerage franchise systems to real estate brokers under franchise agreements.

     Our current form of franchise agreement for all real estate brokerage brands is terminable by us for the franchisee's failure to pay fees thereunder or other charges or for other material default under the franchise agreement. In the event of such termination, the Century 21 and ERA agreements generally provide that we are entitled to be compensated for lost revenues in an amount equal to the average monthly franchise fees calculated for the remaining term of the agreement. Pre-1996 agreements do not provide for liquidated damages of this sort. See "CENTURY 21," "COLDWELL BANKER" and "ERA" above for more information regarding the commissions and fees payable under our franchise agreements.

     NRT is the largest franchisee, based on gross commission income, for our real estate franchise systems. NRT's status as a franchisee is governed by franchise agreements (the "Franchise Agreements") with our wholly owned subsidiaries (the "Real Estate Franchisors") pursuant to which NRT has the non-exclusive right to operate as part of the COLDWELL BANKER, ERA and CENTURY 21 real estate franchise systems at locations specified in the Franchise Agreements. In February 1999, NRT entered into new fifty year franchise agreements with the Real Estate Franchisors. These agreements require NRT to pay royalty fees and advertising fees of 6.0% and 2.0% (2.5% for its COLDWELL BANKER offices), respectively, on its annual gross revenues. Lower royalty fees apply in certain circumstances. The Franchise Agreements generally provide restrictions on NRT's ability to close offices beyond certain limits.

     REAL ESTATE BROKERAGE SERVICE MARKS. The service marks "CENTURY 21," "COLDWELL BANKER," and "ERA" and related logos are material to our business. Through our franchisees, we actively uses these marks. All of the material marks in each franchise system are registered (or have applications pending for registration) with the United States Patent and Trademark Office. The marks used in the real estate brokerage systems are owned by us through our subsidiaries.

     COMPETITION. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. The chief competitors to our real estate brokerage franchise systems are the Prudential, Better Homes & Gardens and RE/MAX real estate brokerage brands. In addition, a real estate broker may choose to affiliate with a regional chain or not to affiliate with a franchisor but to remain independent.

     We believe that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value and quality of the brand and services offered to franchisees, as well as the nature of those services. We also believe that the perceived value of its brand names to prospective franchisees is, to some extent, a function of the success of its existing franchisees.

     The ability of our real estate brokerage franchisees to compete in the industry is important to our prospects for growth, although, because franchise fees are based on franchisee gross commissions or volume, our revenue is not directly dependent on franchisee profitability.

     The ability of an individual franchisee to compete may be affected by the location and quality of its office, the number of competing offices in the vicinity, its affiliation with a recognized brand name, community reputation and other factors. A franchisee's success may also be affected by general, regional and local economic conditions. The effect of these conditions on our results of operations is substantially reduced by virtue of the diverse geographical locations of our franchises. At December 31, 1998, the combined real estate franchise systems had approximately 8,400 franchised brokerage offices in the United States and approximately 12,000 offices worldwide. The real estate franchise systems have offices in 31 countries and territories in North America, Europe, Asia, Africa and Australia.

     SEASONALITY. The principal sources of our real estate segment revenue are based upon the timing of residential real estate sales, which are lower in the first calendar quarter each year, and relatively level the other three quarters of the year. As a result, our revenue from the real estate brokerage segment of its business is less in the first calendar quarter of each year.


RELOCATION SEGMENT

     GENERAL. Our Relocation Segment represented approximately 8.4%, 9.5% and 10.7% of our revenues for the year ended December 31, 1998, 1997 and 1996, respectively. Our Cendant Mobility Services Corporation ("Cendant Mobility") subsidiary is the largest provider of employee relocation services in the world. Our Cendant Mobility subsidiary assists more than 100,000 transferring employees annually, including approximately 15,000 employees internationally each year in 92 countries and 300 destination cities. At December 31, 1998, we employed approximately 2,400 people in our relocation business.

     SERVICES. The employee relocation business offers a variety of services in connection with the transfer of our clients' employees. The relocation services provided to our customers include primarily evaluation, inspection and selling of transferees' homes or purchasing a transferee's home which is not sold for at least a price determined on the estimated value within a specified time period, equity advances (generally guaranteed by the corporate customer), certain home management services, assistance in locating a new home at the transferee's destination, consulting services and other related services.

     Corporate clients pay a fee for the services performed. Another source of revenue is interest on the equity advances. Substantially, all costs associated with such services are reimbursed by the corporate client, including, if necessary, repayment of equity advances and reimbursement of losses on the sale of homes purchased in most cases (other than government clients and one corporate client). As a result of the obligations of most corporate clients to pay the losses and guarantee repayment of equity advances, our exposure on such items is limited to the credit risk of the corporate clients of our relocation businesses and not on the potential changes in value of residential real estate. We believe such risk is minimal, due to the credit quality of the corporate clients of our relocation subsidiaries. In transactions with government clients and one corporate client, which comprise approximately 5% of net revenue, we assume the risk for losses on the sale of homes but we control all facets of the resale process, thereby limiting our exposure.

     The homesale program service is the core service for many domestic and international programs. This program gives employees guaranteed offers for their homes and assists clients in the management of employees' productivity during their relocation. Cendant Mobility allows clients to outsource their relocation programs by providing clients with professional support for planning and administration of all elements of their relocation programs. The majority of new proposals involve outsourcing due to corporate downsizing, cost containment, and increased need for expense tracking.

     Our relocation accounting services supports auditing, reporting, and disbursement of all relocation-related expense activity.

     Our group move management services provides coordination for moves involving a number of employees. Services include planning, communications, analysis, and assessment of the move. Policy consulting provides customized consultation and policy review, as well as industry data, comparisons and recommendations. Cendant Mobility also has developed and/or customized numerous non-traditional services including outsourcing of all elements of relocation programs, moving services, and spouse counseling.

     Our moving service, with nearly 70,000 shipments annually, provides support for all aspects of moving an employee's household goods. We also handle insurance and claim assistance, invoice auditing, and control the quality of van line, driver, and overall service.

     Our marketing assistance service provides assistance to transferees in the marketing and sale of their own home. A Cendant Mobility professional assists in developing a custom marketing plan and monitors its implementation through the broker. The Cendant Mobility contact also acts as an advocate, with the local broker, for employees in negotiating offers which helps clients' employees benefit from the highest possible price for their homes.

     Our affinity services provides value-added real estate and relocation services to organizations with established members and/or customers. Organizations, such as insurance and airline companies, that have established members offer our affinity services' to their members at no cost. This service helps the organizations attract new members and to retain current members. Affinity services provides home buying and selling assistance, as well as mortgage assistance and moving services to members of applicable organizations. Personal assistance is provided to over 40,000 individuals with approximately 17,500 real estate transactions annually.

     Our international assignment service provides a full spectrum of services for international assignees. This group coordinates the services previously discussed; however, they also assist with immigration support, candidate assessment, intercultural training, language training, and repatriation coaching.

     VENDOR NETWORKS. Cendant Mobility provides relocation services through various vendor networks that meet the superior service standards and quality deemed necessary by Cendant Mobility to maintain its leading position in the marketplace. We have a real estate broker network of approximately 340 principal brokers and 420 associate brokers. Our van line, insurance, appraisal and closing networks allow us to receive deep discounts while maintaining control over the quality of service provided to clients' transferees.

     COMPETITIVE CONDITIONS. The principal methods of competition within relocation services are service, quality and price. In the United States, there are two major national providers of such services. We are the market leader in the United States and third in the United Kingdom.

     SEASONALITY. Our principal sources of relocation service revenue are based upon the timing of transferee moves, which are lower in the first and last quarter each year, and at the highest levels in the second quarter.


MORTGAGE SEGMENT

     GENERAL. Our Mortgage Segment represented approximately 6.7%, 4.2% and 3.9% of our revenues for the year ended December 31, 1998, 1997 and 1996, respectively. Through our Cendant Mortgage Corporation ("Cendant Mortgage") subsidiary, we are the tenth largest originator of residential first mortgage loans in the United States as reported by Inside Mortgage Finance in 1998, and, on a retail basis, we are the sixth largest originator in 1998. We offer services consisting of the origination, sale and servicing of residential first mortgage loans. A full line of first mortgage products are marketed to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms, including CENTURY 21, COLDWELL BANKER and ERA franchisees, and other mortgage banks. Cendant Mortgage is a centralized mortgage lender conducting its business in all 50 states. At December 31, 1998, Cendant Mortgage had approximately 4,000 employees.

     Cendant Mortgage customarily sells all mortgages it originates to investors (which include a variety of institutional investors) either as individual loans, as mortgagebacked securities or as participation certificates issued or guaranteed by Fannie Mae Corp., the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Cendant Mortgage also services mortgage loans. We earn revenue from the sale of the mortgage loans to investors, as well as from fees earned on the servicing of the loans for investors. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgagerelated expenses such as taxes and insurance, and otherwise administering our mortgage loan servicing portfolio.

     Cendant Mortgage offers mortgages through the following platforms:

    o Teleservices. Mortgages are offered to consumers through an 800 number teleservices operation based in New Jersey under programs including Phone In-Move In (Registered Trademark) for real estate organizations, private label programs for financial institutions and for relocation clients in conjunction with the operations of Cendant Mobility. The teleservices operation provides us with retail mortgage volume which contributes to Cendant Mortgage ranking as the sixth largest retail originator (Inside Mortgage Finance) in 1998.

    o Point of Sale. Mortgages are offered to consumers through 175 field sales professionals with all processing, underwriting and other origination activities based in New Jersey. These field sales professionals generally are located in real estate offices and are equipped with software to obtain product information, quote interest rates and prepare a mortgage application with the consumer. Originations from these point of sale offices are generally more costly than teleservices originations.

    o Wholesale/Correspondent. We purchase closed loans from financial institutions and mortgage banks after underwriting the loans. Financial institutions include banks, thrifts and credit unions. Such institutions are able to sell their closed loans to a large number of mortgage lenders and generally base their decision to sell to Cendant Mortgage on price, product menu and/or underwriting. We also have wholesale/correspondent originations with mortgage banks affiliated with real estate brokerage organizations. Originations from our wholesale/correspondent platform are more costly than point of sale or teleservices originations.

     STRATEGY. Our strategy is to increase market share by expanding all of our sources of business with emphasis on the Phone In-Move In (Registered Trademark) program. Phone In-Move In (Registered Trademark) was developed for real estate firms approximately 21 months ago and is currently established in over 4,000 real estate offices at December 31, 1998. We are well positioned to expand our relocation and financial institutions business channels as it increases our linkage to Cendant Mobility clients and works with financial institutions which desire to outsource their mortgage originations operations to Cendant Mortgage. Each of these market share growth opportunities is driven by our low cost teleservices platform which is centralized in Mt. Laurel, New Jersey. The competitive advantages of using a centralized, efficient and high quality teleservices platform allows us to capture a higher percentage of the highly fragmented mortgage market more cost effectively.

     COMPETITIVE CONDITIONS. The principal methods of competition in mortgage banking services are service, quality and price. There are an estimated 20,000 national, regional or local providers of mortgage banking services across the United States. Cendant Mortgage has increased its mortgage origination market share in the United States to 1.8% in 1998 from 0.9% in 1996. The market share leader reported a 7.7% market share in the United States according to Insider Mortgage Finance for 1998.

     SEASONALITY. The principal sources of mortgage services segment revenue are based principally on the timing of mortgage origination activity which is based upon the timing of residential real estate sales. Real estate sales are lower in the first calendar quarter each year and relatively level the other three quarters of the year. As a result, our revenue from the mortgage services business is less in the first calendar quarter of each year.


ALLIANCE MARKETING DIVISION

     Our Alliance Marketing division is divided into three segments: individual membership: insurance/wholesale; and entertainment publications. The individual membership segment, with approximately

32 million memberships, provides customers with access to a variety of discounted products and services in such areas as retail shopping, travel, auto and home improvement. The individual membership products and services are designed to enhance customer loyalty by delivering value to the customer. The insurance/wholesale segment, with nearly 31 million customers, markets and administers insurance products, primarily accidental death insurance, and also provides products and services such as checking account enhancement packages, financial products and discount programs to customers of various financial institutions. The entertainment publications segment provides customers with unique products and services that are designed to enhance a customer's purchasing power. The Alliance Marketing activities are conducted principally through our Cendant Membership Services, Inc. subsidiary and certain of our other whollyowned subsidiaries, including FISI, BCI, and EPub.

     We derive our Alliance Marketing revenue principally from membership service fees, insurance premiums and product sales. We solicit members and customers for many of our programs by direct marketing and by using a direct sales force to call on financial institutions, schools, community groups, companies and associations. Some of the our individual memberships are available online to interactive computer users via major online services and the Internet's World Wide Web. See "-- Distribution Channels".


INDIVIDUAL MEMBERSHIP SEGMENT

     Our Individual Membership segment represented approximately 17.6%, 18.4% and 23% of our revenues for the year ended December 31, 1998, 1997 and 1996, respectively. We affiliate with business partners such as leading financial institutions, retailers, and oil companies to offer membership as an enhancement to their credit card customers. Participating institutions generally receive commissions on initial and renewal memberships, based on a percentage of the net membership fees. Individual memberships are marketed, primarily using direct marketing techniques, through participating institutions with the Company generally paying for the marketing costs to solicit the prospective members. The member pays our business partners directly for the service and, in most instances, is billed via a credit card. Membership fees vary depending upon the particular membership program, and annual fees generally range from $49 to $79 per year. Most of our memberships are for one-year renewable terms, and members are generally entitled to unlimited use during the membership period of the service for which the members have subscribed. Members generally may cancel their memberships and obtain a full refund at any point during the membership term. As of November 1998, all new online individual memberships are refundable on a pro-rata basis over the term of the membership. The services may be accessed either through the internet (online) or through the mail or by telephone (off-line).

OFFLINE PRODUCTS

     Individual membership programs offer consumers discounts on over 500,000 products and services by providing shop at home convenience in areas such as retail shopping, travel, automotive, dining and home improvement. Membership programs include among others Shoppers Advantage (Registered Trademark) , Travelers Advantage (Registered Trademark) , AutoVantage (Registered Trademark) , Credit Card Guardian (Registered Trademark) , and PrivacyGuard (Registered Trademark) , and other membership programs. A brief description of the different types of membership programs are as follows:

     Shopping. Shoppers Advantage (Registered Trademark) is a discount shopping program whereby we provide product price information and home shopping services to our members. Our merchandise database contains information on over 100,000 brand name products, including a written description of the product, the manufacturer's suggested retail price, the vendor's price, features and availability. All of these products may be purchased through our independent vendor network. Vendors include manufacturers, distributors and retailers nationwide. Individual members are entitled to an unlimited number of tollfree calls seven days a week to our shopping consultants, who access the merchandise database to obtain the lowest available fully delivered cost from participating vendors for the product requested and accept any orders that the member may place. We inform the vendor providing the lowest price of the member's order and that vendor then delivers the requested product directly to the member. We act as a conduit between our members and the vendors; accordingly, we do not maintain an inventory of products.

     As part of our individual member Shoppers Advantage (Registered Trademark) program, we distribute catalogs four to ten times per year to certain members. In addition, we automatically extend the manufacturer's warranty on all products purchased through the Shoppers Advantage (Registered Trademark) program and offer a low price guarantee.

     Travel. Travelers Advantage (Registered Trademark) is a discount travel service program whereby our Cendant Travel, Inc. ("Cendant Travel") subsidiary (one of the ten largest fullservice travel agencies in the U.S.), obtains information on schedules and rates for major scheduled airlines, hotel chains and car rental agencies from the American Airlines Sabre (Registered Trademark) Reservation System. In addition, we maintain our own database containing information on tours, travel packages and shortnotice travel arrangements. Members book their reservations through Cendant Travel, which earns commissions (ranging from 5%-25%) on all travel sales from the providers of the travel services. Certain Travelers Advantage (Registered Trademark) members can earn cash awards from the Company equal to a specified percentage (generally 5%) of the price of travel arrangements purchased by the member through Cendant Travel. Travel members may book their reservations by making toll-free telephone calls seven days a week, generally twenty-four hours a day to agents at Cendant Travel. Cendant Travel provides its members with special negotiated rates on many air, car and hotel bookings. Cendant Travel's agents reserve the lowest air, hotel and car rental fares available for the members' travel requests and offers a low price guarantee on such fares.

     Auto. Our auto service, AutoVantage (Registered Trademark) , offers members comprehensive new car summaries and preferred prices on new domestic and foreign cars purchased through our independent dealer network (which includes over 1,800 dealer franchises); discounts on maintenance, tires and parts at more than 25,000 locations, including over 35 chains, including nationally known names, such as Goodyear (Registered Trademark) and Firestone (Registered Trademark) , plus regional chains and independent locations; and used car valuations. AutoVantage Gold (Registered Trademark) offers members additional services including road and tow emergency assistance 24 hours a day in the United States and trip routing.

     Credit Card Registration. Our Credit Card Guardian (Registered Trademark) and "Hot-Line" services enable consumers to register their credit and debit cards with us so that the account numbers of these cards may be kept securely in one place. If the member notifies us that any of these credit or debit cards are lost or stolen, we will notify the issuers of these cards, arrange for them to be replaced and reimburse the member for any amount for which the card issuer may hold the member liable.

     PrivacyGuard Service. The PrivacyGuard (Registered Trademark) and Credentials (Registered Trademark) services provide members with a comprehensive and understandable means of monitoring key personal information. The service offers a member access to information in certain key areas including: credit history and monitoring, driving records maintained by state motor vehicle authorities, and medical files maintained by third parties. This service is designed to assist members in obtaining and monitoring information concerning themselves that is used by third parties in making decisions such as granting or denying credit or setting insurance rates.

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

     Other Clubs. Our North American Outdoor Group, Inc. subsidiary ("NAOG") owns and operates the North American Hunting Club (Registered Trademark) , the North American Fishing Club (Registered Trademark) , the Handyman Club of America (Registered Trademark) , the National Home Gardening Club (Registered Trademark) and the PGA Tour Partners Club (Registered Trademark) , among others. Members of these clubs receive fulfillment kits, discounts on related goods and services, magazines and other benefits.

ONLINE PRODUCTS

     We operate Netmarket (www.netmarket.com), our flagship online, membership-based, value-oriented consumer site which offers discounts on over 800,000 products and services. Netmarket offers discounted shopping and other benefits to both members and non-members, with members receiving preferred pricing, access to specials, cash back benefits, low price guarantees and extended warranties on certain items. In addition, we also offer the following online products and services: Autovantage (Registered Trademark) , Travelers Advantage (Registered Trademark) and PrivacyGuard (Registered Trademark) membership programs and Haggle Zone (Trade Mark) and Fair Agent (Trade Mark) consumer services.

     We also currently operate other online consumer offerings such as Books.com (www.books.com), one of the largest online booksellers in the world with more than four million titles available in its database with discounts of up to 20 to 40 percent below retail prices; Musicspot (www.musicspot.com) an online music store with more than 145,000 titles discounted up to 20 percent below retail prices; and GoodMovies (www.goodmovies.com) an online movie store offering more than 30,000 movie titles up to 20 to 40 percent below retail cost. Through our Match.com, Inc. ("Match") subsidiary, we are the leading matchmaking service on the Internet, servicing over 100,000 consumers. Subscriptions to the Match service range from approximately $10 per month to just under $60 for one year.

     Through our Rent Net operation (www.rent.net) subsidiary, we are the leading apartment information and rental service on the Internet, with listings in more than 2,000 North American cities. Rent Net's clients include many of the top 50 property management companies across North America, and its apartment and relocation information has been seen by more than one million users monthly. The RentNet operation principally derives revenues from advertising or listing fees of products and service providers.

     As part of our new internet strategy which we developed following a comprehensive company-wide review, we intend to: (i) sell RentNet, Match and Bookstacks, Inc. (Books.com, MusicSpot.com and GoodMovies.com); (ii) continue to invest in our remaining Internet membership business, particularly NetMarket, which is an integral part of our overall individual membership business; (iii) actively pursue strategic partnerships that will leverage our online membership assets, accelerate growth and maximize shareholder value; and
(iv) establish an outsourcing services business that manages fulfillment and distribution for non-competing third party e-commerce providers.


INSURANCE/WHOLESALE SEGMENT

     Our Insurance/Wholesale segment represented approximately 10.3%, 11.4% and 13.8% of our revenues for the year ended December 31, 1998, 1997 and 1996, respectively. We affiliate with financial institutions, including credit unions and banks, to offer their respective customer base competitively priced insurance products, primarily accidental death and dismemberment insurance and term life insurance, as well as an array of services associated with the Individual Membership division segment.

     ENHANCEMENT PACKAGE SERVICE. Primarily through our FISI subsidiary, we sell enhancement packages for financial institution consumer and business checking and deposit account holders. FISI's financial institution clients select a customized package of our products and services and then usually adds its own services (such as unlimited check writing privileges, personalized checks, cashiers' or travelers' checks without issue charge, or discounts on safe deposit box charges or installment loan interest rates). With our marketing and promotional assistance, the financial institution then offers the complete package of account enhancements to its checking account holders as a special program for a monthly fee. Most of these financial institutions choose a standard enhancement package, which generally includes $10,000 of accidental death insurance, travel discounts and a nationwide check cashing service. Others may our shopping and credit card registration services, a financial newsletter or pharmacy, eyewear or entertainment discounts as enhancements. The accidental death coverage is underwritten under group insurance policies with independent insurers. We continuously seek to develop new enhancement features which may be added to any package at an additional cost to the financial institution. We generally charge a financial institution client an initial fee to implement this program and monthly fees thereafter based on the number of customer accounts participating in that financial institution's program. Our enhancement packages are designed to enable a financial institution to generate additional fee income, because the institution should be able to charge participating accounts more than the combined costs of the services it provides and the payments it makes to us.

     Primarily through our National Card Control Inc. ("NCCI") subsidiary, we also sell enhancement services to credit card issuers who make these services available to their credit card holders to foster increased product usage and loyalty. NCCI's clients create a customized package of our products and services. These enhancements include loyalty products, such as frequent flyer/buyer programs, as well as shopping, travel, concierge, insurance and credit card registration services. Like FISI, NCCI generally charges its credit card issuer clients an initial fee to implement the program and monthly fees thereafter, based on the number of accounts participating in that institution's program.

     INSURANCE PRODUCTS. Through our BCI subsidiary, we serve as a third party administrator for marketing accidental death insurance throughout the country to the customers of BCI's financial institution clients. This accidental death insurance is often combined with our other services to enhance their value. These products are generally marketed through direct mail solicitations, which generally offer $1,000 of accidental death insurance at no cost to the customers and the opportunity to choose additional coverage of up to $300,000. The annual premium generally ranges from $10 to $250. BCI also acts as an administrator for term life, graded term life and hospital accident insurance. BCI's insurance products and other services are offered through banks and credit unions to their account holders.


ENTERTAINMENT PUBLICATIONS SEGMENT

     Our Entertainment Publications Segment represented approximately 3.7%, 4.4%, and 5.4% of our revenues for the year ended December 31, 1998, 1997 and 1996, respectively. The Entertainment Publications Segment includes numerous businesses established to provide unique products and services that are designed to enhance a customer's purchasing power.

     Products. Primarily through our EPub subsidiary, we offer discount programs in specific markets throughout North America and certain international markets and enhances other of our Individual and Insurance/Wholesale segment products. We believe that EPub is the largest marketer of discount program books of this type in the United States. EPub has a sales force of approximately 1,100 people with approximately 800 people soliciting schools and approximately 300 people soliciting merchants.

     EPub solicits restaurants, hotels, theaters, sporting events, retailers and other businesses which agree to offer services and/or merchandise at discount prices (primarily on a two-for-the-price-of-one or 50% discount basis). EPub sells discount programs, under its Entertainment (Registered Trademark) , Entertainment (Registered Trademark) Values, Gold C (Registered Trademark) and other trademarks, which typically provides discount offers to individuals in the form of local discount coupon books. These books typically contain coupons and/or a card entitling individuals to hundreds of discount offers from participating establishments. Targeting middle to upper income consumers, many of EPub's products also contain selected discount travel offers, including offers for hotels, car rentals, airfare, cruises and tourist attractions. More than 70,000 merchants with over 275,000 locations participate in these programs. EPub also uses this national base of merchants to develop other products, most notably, customized discount programs for major corporations. These programs also may contain additional discount offers, specifically designed for customized discount programs.

     EPub's discount coupon books are sold annually by geographic area. Customers are solicited primarily through schools and community groups that distribute the discount coupon books and retain a portion of the proceeds for their nonprofit causes. To a lesser extent, distribution occurs through corporations as an employee benefit or customer incentive, as well as through retailers and directly to the public. The discount coupon books are generally provided to schools and community groups on a consignment basis. Customized discount programs are distributed primarily by major corporations as loyalty incentives for their current customers and/or as premiums to attract new customers.

     While prices of local discount coupon books vary, the customary price for Entertainment (Registered Trademark) , Entertainment (Registered Trademark) Values and Gold C (Registered Trademark) coupon books range between $10 and $45. Customized discount programs are generally sold at significantly lower prices. In 1998, over nine million Entertainment (Registered Trademark) , Entertainment (Registered Trademark) Values, Gold C (Registered Trademark) and other trademarked local discount coupon books were published in North America.

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


ALLIANCE MARKETING DISTRIBUTION CHANNELS

     We market our Individual Membership, Insurance/Wholesale and Entertainment Publications products through a variety of distribution channels. The consumer is ultimately reached in the following ways: 1) at financial institutions or other associations through direct marketing; 2) at financial institutions or other associations through a direct sales force, participating merchants or general advertising; and 3) through schools, community groups and companies. Some of our individual memberships, such as shopping, travel, privacy guard and auto services, are available to computer users via online services and the internet's World Wide Web. These users are solicited primarily through major online services such as America Online, traditional offline direct marketing channels, major destination sites on the World Wide Web, such as portals, and through our affinity partners. We believe that our interactive members account for approximately 4% of our total Individual Membership Segment members. Strategic alliances have been formed with online services and various other companies, including the major internet portals.


ALLIANCE MARKETING INTERNATIONAL OPERATIONS

     Individual Membership and Insurance/Wholesale. Our Cendant International Membership Services subsidiary has developed the international distribution of Enhancement Package Service and Insurance Products together with certain Individual Memberships including Shopping, Auto and Payment Card Protection.

     As of December 31, 1998, Cendant International Membership Services had expanded its international membership and customer base to almost four million individuals. This base is driven by retail and wholesale membership through over 35 major banks in Europe and Asia, as well as through other distribution channels. We also have exclusive licensing agreements covering the use of our merchandising systems in Canada, Australia, Japan and certain other Asian countries under which licensees paid initial license fees and agree to pay royalties to us on membership fees, access fees and merchandise service fees paid to them. Royalties to us from these licenses were less than 1% of our Alliance Marketing revenues and profits in the yearsended December 31, 1998, 1997 and 1996, respectively.

     EPub. In 1998, in addition to Canadian discount coupon books, Entertainment (Registered Trademark) discount coupon books were distributed in Australia. The Canadian discount coupon books are published independently by a Canadian subsidiary of EPub and the European discount books are published by our European subsidiaries. The Australian discount coupon books are published by an Australian joint venture in which EPub has a controlling interest. United States and Canadian discount coupon books are also made available to foreign travelers. With publication of these overseas discount programs, the Company has created additional customized discount programs for international use.

     The economic impact of currency exchange rate movements on the Company is complex because it is linked to variability in real growth, inflation, interest rates and other factors. Because we operate in a mix of services and numerous countries, management believes currency exposures are fairly well diversified. See Item 7A: "Quantitative and Qualitative Disclosure About Market Risk".


ALLIANCE MARKETING SEASONALITY

     Except principally for the sale of discount coupon books and gift wrap, our Alliance Marketing businesses are not seasonal. Publication of Entertainment (Registered Trademark) , Entertainment (Registered Trademark) Values and Gold (Registered Trademark) discount coupon books is substantially completed by the end of August of each year with significant solicitations beginning immediately thereafter. Most cash receipts from these discount coupon books are received in the fourth quarter and, to a lesser extent, in the first and third quarters of each fiscal year.


ALLIANCE MARKETING COMPETITION

     Individual Membership. We believe that there are competitors which offer membership programs similar to ours and some of these entities, which include large retailers, travel agencies, insurance companies and financial service institutions, have financial resources, product availability, technological capabilities or customer bases greater than ours. To date, we have been able to compete effectively with such competitors. However, there can be no assurances that we will continue to be able to do so. In addition, we compete with traditional methods of merchandising that enjoy widespread consumer acceptance, such as catalog and instore retail shopping and shopping clubs (with respect to its discount shopping service), and travel agents (with respect to its discount travel service). Our systems are, for the most part, not protected by patent.

     Insurance/Wholesale. Each of our account enhancement services competes with similar services offered by other companies, including insurance companies. Many of the competitors are large and more established, with greater resources and financial capabilities than ours. Finally, in attempting to attract any relatively large financial institution as a client, we also compete with that institution's in-house marketing staff and the institution's perception that it could establish programs with comparable features and customer appeal without paying for the services of an outside provider.

     Entertainment Publications. We believe that there are a number of competitors in most markets throughout North America which offer similar discount book products. The majority of these competitors are relatively small, with discount coupon books in only a few markets. To date, we have been able to compete effectively in markets that include these competitors, primarily on the basis of price and product performance. We do not anticipate that these competitors will significantly affect our ability to expand our product offerings.


OTHER CONSUMER AND BUSINESS SERVICES DIVISION

     Our Other Consumer and Business Services Division represented approximately 17.2%, 13.7% and 13.5% of our revenues for the year ended December 31, 1998, 1997 and 1996, respectively.

     TAX PREPARATION BUSINESS. In January 1998, we acquired Jackson Hewitt, the second largest tax preparation service in the United States. The Jackson Hewitt franchise system is comprised of a 43-state network (plus the District of Columbia) with approximately 3,000 offices operating under the trade name

"Jackson Hewitt Tax Service". We believe that the application of our focused management strategies and techniques for franchise systems to the Jackson Hewitt network can significantly increase revenues produced by the Jackson Hewitt franchise system while also increasing the quality and quantity of services provided to franchisees.

     Office locations range from stand-alone store front offices to offices within Wal-Mart Stores, Inc. and Montgomery Ward & Co., Inc. locations. Through the use of proprietary interactive tax preparation software, we are engaged in the preparation and electronic filing of federal and state individual income tax returns (collectively referred to as "tax returns"). During 1998, Jackson Hewitt prepared approximately 1.2 million tax returns, which represented an increase of 37% from the approximately 875,000 tax returns it prepared during 1997. To complement our tax preparation services, we also offer accelerated check refunds and refund anticipation loans to our tax preparation customers.

     NATIONAL CAR PARKS. Our National Car Parks ("NCP") subsidiary is the largest single, commercial car park operating company in the UK and Europe, with over 60 years experience of owning and/or managing a portfolio of nearly 500 car parks, mostly located in city and town centers and at airports.

     NCP owns or operates nearly 500 car parks across the UK and has approximately 2,800 full and part-time employees. NCP provides a high-quality, professional service, developing a total solution for its customers and for organizations such as town and city administrations that wish to develop modern and professionally managed parking and traffic management facilities, tailored towards local business.

     NCP owns and operates car parks in over 100 city and town centers throughout the UK, most of which are regularly patrolled and many of which have closed-circuit television surveillance. NCP is the only car park manager that can provide the motorist with such a comprehensive geographical coverage and such levels of investment in security facilities. In addition, NCP is a leader in on-airport car parking at UK airports, with over 35,000 car parking spaces in facilities close to passenger terminals at ten airports across the UK. Booking facilities are available through NCP's telesales service for convenient car parking reservation at these airports, with free courtesy coach transfers to and from airport terminals at most locations.

     The brand names of NCP and Flightpath (NCP's airport brand) are registered in the UK as trademarks. Furthermore, the NCP trademark is in the process of being registered in the rest of the European Community.

     NCP's business has a distinct seasonal trend with revenue from parking in city and town centers being closely associated with levels of retail business. Therefore, peaks in revenue are experienced particularly around the Christmas period. In respect of the airport parking side of the business, seasonal peaks are experienced in line with summer vacations.

     NCP's main competition is from non-commercial, local government authorities who usually choose to operate car parking facilities themselves in their respective cities and towns.

     There is increasing government regulation over all aspects of transport within the UK. Therefore, an objective of NCP is to work together with its customers, local and national government and other service organizations in order to maintain the mutually beneficial partnership between motorists and city center environment.

     GREEN FLAG. Green Flag is the third largest assistance group in the UK providing a wide range of emergency, support and rescue services to millions of drivers and home owners in the UK through its Green Flag Motor, Green Flag Truck and Green Flag Home services. Green Flag has approximately 900 full and part-time employees.

     Using a well established network of 6,000 mechanics and 1,500 fully equipped garages, Green Flag Motor provides roadside recovery and assistance services to over 3.5 million members who can choose from five levels of cover. A distinctive feature of the Green Flag Motor service is its partnership with independent operators who provide emergency assistance to motorists throughout the UK and Europe. Using a network of specialists allows Green Flag to offer its customers a fast service in emergency situations. Through regular inspections and strictly enforced performance measures, Green Flag's teams of operators are able to delivery reassurance to the customer, as well as a highly reliable service.

     In the truck assistance sector, the Green Flag Truck service has developed to include pay-on-use services in the UK and Europe and a service in the UK suited to operators who run local delivery businesses. Service is provided using the same network of independent operators that provide fast and efficient expertise for businesses who cannot afford to be off the road.

     A network of specialists is also available to provide Green Flag's Emergency Home Assistance and Property Repair Services. Reassurance is key for home owners who take an insured assistance service or choose a pay-on-use option. Two levels of coverage are available to insure against a wide range of problems, including central heating, roofing, gas and electrical appliances. Through its specially selected network of operators, 75% of Green Flag's calls for assistance are completed within one hour, 90% within two hours.

     Green Flag operates in a number of principal markets. Direct services to the consumer is one route to market, but also through insurance companies, car manufacturers and dealers and a large number of businesses that sell on Green Flag assistance services as an optional or a mandatory product linked to their own service, i.e. with car insurance or via a bank or building society account.


     The brand name of `Green Flag' (together with the LOGO) is registered in the United Kingdom. There is also a pending registration for a European Union Community Mark. In addition, we have registered or pending marks for other key brands used within the business. These include names such as:
Fleetcall/Truckcall/Dialassist/React/ Locator/Home-call and Home Assistance Services. Also registered is the CHEQUERED SIDE STRIPE used in connection with the MOTOR Roadside Assistance and Recovery service. (This is a safety device for use on vehicles which attend at the roadside.)

     Green Flag's operations are seasonally influenced in that the purchase of motoring assistance follows holiday patterns and used car purchase, as well as by weather conditions. This has a great impact on call volumes especially in the winter.

     INFORMATION TECHNOLOGY SERVICES. Our WizCom International, Ltd ("WizCom") subsidiary owns and operates the Wizard System more fully described under "TRAVEL SERVICES -- Avis Car Rental Franchise Business -- Avis System and Wizard System" above. In 1995, Budget Rent A Car Corporation ("Budget") entered into a computer services agreement with WizCom that provides Budget with certain reservation system computer services that are substantially similar to computer services provided to the Avis System. WizCom has also entered into agreements with hotel and other rental car companies to provide travel related reservation and distribution system services.

     CREDIT INFORMATION BUSINESS. In 1995, we acquired Central Credit Inc. ("CCI"), a gambling patron credit information business. CCI maintains a database of information provided by casinos regarding the credit records of casino gaming patrons, and provides, for a fee, such information and related services to its customers, which primarily consist of casinos.

     FINANCIAL PRODUCTS. Our former Essex Corporation ("Essex") subsidiary is a third-party marketer of financial products for banks, primarily marketing annuities, mutual funds and insurance products through financial institutions. Essex generally markets annuities issued by insurance companies or their affiliates, mutual funds issued by mutual fund companies or their affiliates, and proprietary mutual funds of banks. Essex's contracts with the insurance companies whose financial products it distributes generally entitle Essex to a commission of slightly less than 1% on the premiums generated through Essex's sale of annuities for these insurance companies. In January 1999, Essex was sold to John Hancock Subsidiaries, Inc.

     MUTUAL FUNDS. In August 1997, we formed an alliance with Frederick R. Kobrick, a longtime mutual fund manager, to form a mutual fund company known as Kobrick-Cendant Funds, Inc. (Kobrick which was subsequently renamed the Kobrick Funds). Kobrick currently offers three no-load funds, Kobrick Capital Fund, Kobrick Emerging Growth Fund and Kobrick Growth Fund.

     TAX REFUND BUSINESS. Through our Global Refund subsidiary, we assist travelers to receive valuedadded tax ("VAT") refunds in 22 European countries, Canada and Singapore. Global Refund is the world's leading VAT refund service, with over 125,000 affiliated retailers and seven million transactions per year. Global Refund operates over 400 cash refund offices at international airports and other major points of departure and arrival worldwide. We plan to expand the services Global Refund provides to travelers to include Entertainment (Registered Trademark) coupon book memberships and the Travelers Advantage (Registered Trademark) service product.

     OTHER SERVICES. Spark Services, Inc. ("Spark") provides database-driven dating services to over 300 radio stations throughout the United States and Canada. Spark is the leading provider of dating and personals services to the radio industry. Spark has also begun to test television distribution of its services through infomercials, as well as through short form advertising and affiliation deals with various programs. Consumers pay for Spark's services on a per minute of usage transaction basis.

     Our Numa Corporation subsidiary publishes personalized heritage publications, including publications under the Halbert's name, and markets and sells personalized merchandise.

     Operating under the trade name "Welcome Wagon", we distribute complimentary welcoming packages which provide new homeowners and other consumers throughout the United States and Canada with discounts for local merchants. These activities are conducted through our Welcome Wagon International Inc. and Getko Group, Inc. subsidiaries. We are exploring opportunities to leverage the assets and the distribution channels of such subsidiaries.


COMBINED OPERATIONS

     PREFERRED ALLIANCE AND CO-MARKETING ARRANGEMENTS. We believe that there are significant opportunities to capitalize on the significant and increasing amount of aggregate purchasing power and marketing outlets represented by the businesses in our business units. We initially tapped the potential of these synergies within the lodging franchise systems in 1993 when we launched our Preferred Alliance Program, under which hotel industry vendors provide significant discounts, commissions and co-marketing revenue to hotel franchisees plus preferred alliance fees to us in exchange for being designated as the preferred provider of goods or services to the owners of our franchised hotels or the preferred marketer of goods and services to the millions of hotel guests who stay in the hotels and customers of our real estate brokerage franchisees each year.

     We currently participate in preferred alliance relationships with more than 95 companies, including some of the largest corporations in the United States. The operating profit generated by most new preferred alliance arrangements closely approximates the incremental revenue produced by such arrangements since the costs of the existing infrastructure required to negotiate and operate these programs are largely fixed.


DISCONTINUED OPERATIONS

     On August 12, 1998, we announced that our Executive Committee of the Board of Directors committed to discontinue our consumer software and classified advertising businesses by disposing of our wholly-owned subsidiaries Cendant Software Corporation ("Software") and Hebdo Mag, respectively. On December 15, 1998, we completed the sale of Hebdo Mag to a company organized by Hebdo Mag management for approximately $450 million, including approximately $315 million in cash and 7.1 million shares of our common stock. On January 12, 1999, we completed the sale of Software to Paris based Havas SA, a subsidiary of Vivendi SA, for $800 million in cash plus future potential cash payments.

     SOFTWARE. Our Software subsidiary offered consumer software in various multimedia forms, predominately on CD-ROM for personal computers. The Software unit was one of the largest personal computer consumer software groups in the world, and a leader in entertainment, educational and personal productivity software. It included Sierra On-Line, Inc., Blizzard Entertainment and Knowledge Adventure, Inc., and offered such titles as Diablo, Starcraft, You Don't Know Jack, King's Quest, JumpStart, Math Blaster, Reading Blaster and many others. These products were offered through a variety of distribution channels, including specialty retailers, mass merchandisers, discounters and schools.

     The entertainment, education and productivity software industry is competitive. Software competed primarily with other developers of multimedia PC based software. Products in the market compete primarily on the basis of subjective factors such as entertainment value and objective factors such as price, graphics and sound quality. Large diversified entertainment, cable and telecommunications companies, in addition to large software companies, are increasing their focus on the interactive entertainment and education software market, which will result in greater competition.

     The software segment had seasonal elements. Revenues were typically highest during the third and fourth quarters and lowest during the first and second quarters. This seasonal pattern was due primarily to the increased demand for software products during the holiday season.

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

     The classified advertising information industry is highly fragmented, with a large number of small, independent companies publishing local or regional titles. Hebdo Mag is the only major company focused exclusively on this industry on an international basis. In most of its major markets, Hebdo Mag owns leading classified advertising franchises which have long standing, recognized reputations with readers and advertisers. Among Hebdo Mag's leading titles, many of which have been in existence for over 15 years, are: La Centrale des Particuliers (France), Expressz (Hungary), The Trader (Indianapolis), Traders Post (Nashville), Car News (Taiwan), Secondamano (Italy), Auto Trader, Renters News, The Computer Paper (Canada), Iz Ruk v Ruki (Russia), Gula Tidningen (Sweden), Segundamano (Argentina) and The Melbourne Trading Post (Australia).


REGULATION

     ALLIANCE MARKETING REGULATION. We market our products and services through a number of distribution channels including telemarketing, direct mail and on-line. These channels are regulated on the state and federal level and we believe that these activities will increasingly be subject to such regulation. Such regulation may limit our ability to solicit new members or to offer one or more products or services to existing members.

     A number of our products and services (such as Travelers Advantage (Registered Trademark) and certain insurance products) are also subject to state and local regulations. We believe that such regulations do not have a material impact on our business or revenues.

     FRANCHISE REGULATION. The sale of franchises is regulated by various state laws, as well as by the Federal Trade Commission (the "FTC"). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration or disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our franchising operations have not been materially adversely affected by such existing regulation, we cannot predict the effect of any future legislation or regulation.

     REAL ESTATE REGULATION. The federal Real Estate Settlement Procedures Act and state real estate brokerage laws restrict payments which real estate brokers and mortgage brokers and other parties may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance, title insurance). Such laws may to some extent restrict preferred alliance arrangements involving our real estate brokerage franchisees, mortgage business and relocation business. Our mortgage banking services business is also subject to numerous federal, state and local laws and regulations, including those relating to real estate settlement procedures, fair lending, fair credit reporting, truth in lending, federal and state disclosure, and licensing.

     TIMESHARE EXCHANGE REGULATION. Our timeshare exchange business is subject to foreign, federal, state and local laws and regulations including those relating to taxes, consumer credit, environmental protection and labor matters. In addition, we are subject to state statutes in those states regulating timeshare exchange services, and must prepare and file annually, with regulators in states which require it, the "RCI Disclosure Guide to Vacation Exchange". We are not subject to those state statutes governing the development of timeshare condominium units and the sale of timeshare interests, but such statutes directly affect the members and resorts that participate in the RCI Network. Therefore, the statutes indirectly impact our timeshare exchange business.


EMPLOYEES

     As of December 31, 1998, we employed approximately 35,000 persons full time. Management considers our employee relations to be satisfactory.


ITEM 2. PROPERTIES

     Our principal executive offices are located in leased space and located at 9 West 57th Street, New York, NY 10019. Many of our general corporate functions are conducted at a building owned by us and located at 6 Sylvan Way, Parsippany, New Jersey 07054 and at a building leased by us and located at 1 Sylvan Way, Parsippany, New Jersey 07054 with a lease term expiring in 2008.

     Our Travel Division has two properties which we own, a 166,000 square foot facility in Virginia Beach, Virginia which serves as a satellite administrative and reservations facility for Wizcom and ARAC, and a property located in Kettering, UK which is the European office for RCI. The Travel Division also leases space for its reservations centers and data warehouse in Winner and Aberdeen, South Dakota; Phoenix, Arizona; Knoxville and Elizabethtown, Tennessee; Tulsa and Drumright, Oklahoma; Indianapolis, Indiana; Orangeburg, South Carolina and St. John, New Brunswick, Canada pursuant to leases that expire in 2000, 2003, 2007, 2004, 1999, 2001, 2000, 2001, 2008,
2001 and 2008, respectively. The Tulsa and Drumwright, Oklahoma location serves as an Avis car rental reservations center. In addition, the Travel Division has 18 leased offices spaces located within the United States and an additional 30 leased spaces in various countries outside the United States.

     The Real Estate Division shares approximately six leases with the Travel Division in various locations that function as sales offices.

     The Individual Membership Segment has its principal offices located in Stamford and Trumbull, Connecticut. The Individual Membership Segment leases space for several of its call centers in Aurora, Colorado; Westerville, Ohio; Brentwood, Tennessee; Houston and Arlington, Texas; Woburn, Massachusetts and Great Falls, Montana pursuant to leases that expire in 2000, 2005, 2002, 2000, 2000, 2001 and 1999, respectively. We also own one building located in Cheyenne, Wyoming which serves as a call center. In addition, the Individual Membership Segment has leased smaller space in various locations for business unit and ancillary needs. Internationally, the Individual Membership Segment has approximately seven leased offices spaces located in various countries.

     The main offices for the Fleet Segment are located in two leased spaces; one in Hunt Valley, Maryland (200,000 square feet) and three in South Portland, Maine (91,000 square feet) pursuant to leases that expire in 2003, 2008, 2004 and 2007, respectively. In addition, there are nine smaller leased spaces that function as sales/distribution locations.

     The Relocation Segment has their main corporate operations located in a leased building in Danbury, Connecticut with a lease term expiring in 2008. There are also five regional offices located in Walnut Creek, California; Oakbrook and Schaumburg, Illinois; Irving, Texas and Mission Viejo, California which provide operation support services for the region pursuant to leases that expire in 2004, 2003, 2001 and 2003, respectively. We own the office in Mission Viejo.

     The Mortgage Segment has centralized its operations to one main area occupying various leased offices in Mt. Laurel, New Jersey for a total of approximately 600,000 square feet. The lease terms expire over the next ten years.

     The Insurance/Wholesale Segment leases domestic space in Nashville, Tennessee; San Carlos, California; and Crozier, Virginia with lease terms ending in 2002, 2003 and 1999, respectively. In addition, there are 11 leased locations internationally that function as sales and administrative offices for international membership with the main office located in Portsmouth, UK.

     The primary office for the Entertainment Publication Segment is located in Troy, Michigan (75,000 square feet) with a lease term expiring in 2004. EPub also leases approximately 100 small office locations throughout the United States and 10 internationally to conduct distribution activities.

     We own properties in Virginia Beach, Virginia and Westbury, New York and lease space in Garden City, New York that supports the Other Consumer and Business Services Segment. The Garden City location is the main operation and administrative center for Wizcom. In addition, there are approximately six leased office locations in the United States. Internationally, we lease office space in London, UK (18,000 square feet) and own two buildings in Leeds, UK (86,000 square feet) and one building in Bradford, England (25,000 square feet) to support this segment.

     We believe that such properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.


ITEM 3. LEGAL PROCEEDINGS


Class Action Litigation

     Since our April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the date of this Annual Report on Form 10-K, more than 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on our behalf and three individual lawsuits have been filed in various courts against us and other defendants. With the exception of an action pending in the Delaware Chancery Court and an action filed in the Superior Court of New Jersey that has been dismissed, these actions were all filed in or transferred to the United States District Court for the District of New Jersey, where they are pending before Judge William H. Walls and Magistrate Judge Joel A. Pisano. The Court has ordered consolidation of many of the actions.

     In re: Cendant Corporation Litigation, Master File No. 98-1664 (WHW) (D.N.J.) (the "Calpers Action"), is a consolidated action consisting of over sixty constituent class action lawsuits, and one individual lawsuit, that were originally filed in the District of New Jersey, the District of Connecticut, and the Eastern District of Pennsylvania. The Calpers Action is brought on behalf of all persons who acquired securities of the Company and CUC, except our PRIDES securities, between May 31, 1995 and August 28, 1998. The Court granted the plaintiffs' unopposed motion for class certification on January 27, 1999. Named as defendants are the Company; twenty-eight current and former officers and directors of the Company, CUC and HFS Incorporated ("HFS"); and Ernst & Young LLP, CUC's former independent accounting firm.

     The Amended and Consolidated Class Action Complaint in the Calpers Action alleges that, among other things, the plaintiffs were damaged when they acquired securities of the Company and CUC because, as a result of accounting irregularities, the Company's and CUC's previously issued financial statements were materially false and misleading, and the allegedly false and misleading financial statements caused the prices of the Company's and CUC's securities to be inflated artificially. The Amended and Consolidated Complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 (the "Securities Act") and Sections 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act of 1934 (the "Exchange Act"). The Calpers Action seeks damages in unspecified amounts.

     On December 14, 1998, the plaintiffs in the Calpers Action moved for partial summary judgment, on liability only, against the Company on the claims under Section 11 of the Securities Act. The plaintiffs adjourned this motion sine die, however, without prejudice to the plaintiffs' right to re-notice the motion. In connection with the plaintiffs' agreement to withdraw their summary judgment motion, the Company agreed not to assert any automatic stay of discovery that would otherwise apply to the Calpers Action if any defendant were to file a motion to dismiss the Calpers Action.

     On January 25, 1999, the Company answered the Amended Consolidated Complaint and asserted Cross-Claims against Ernst & Young LLP ("Ernst & Young"). The Company's Cross-Claims allege that Ernst & Young failed to follow professional standards to discover, and recklessly disregarded, the accounting irregularities, and is therefore liable to the Company for damages. The Cross-Claims assert breaches of Ernst & Young's audit agreements with the Company, negligence, breaches of fiduciary duty, fraud, and contribution.

     Welch & Forbes, Inc. v. Cendant Corp., et al., No. 98-2819 (WHW) (the "PRIDES Action") is a class action brought on behalf of purchasers of the Company's PRIDES securities between February 24 and July 15, 1998. Named as defendants are the Company; Cendant Capital I, a statutory business trust formed by the Company to participate in the offering of PRIDES securities; seventeen current and former officers and directors of the company, CUC and HFS; Ernst & Young; and the underwriters for the PRIDES offering, Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Chase Securities Inc. A substantially similar action filed in the Superior Court of New Jersey, entitled First Trust Corp. IRA of Gloria Rosenberg v. Cendant Corp., et al., No. L-1406-98 (Law Div.), was dismissed on August 7, 1998, without prejudice to the plaintiff's right to re-file the case in the United States District Court for the District of New Jersey.

     The allegations in the Amended Consolidated Complaint in the PRIDES Action are substantially similar to those in the Calpers Action, and violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act are asserted. Damages in unspecified amounts are sought.

     On November 11, 1998, the plaintiffs in the PRIDES Action brought motions for (i) certification of a proposed class of PRIDES purchasers; (ii) summary judgment against the Company under Section 11 of the Securities Act; and (iii) an injunction requiring the Company to place $300 million in a trust account for the benefit of the PRIDES investors pending final resolution of their claims. These motions were withdrawn in connection with a partial settlement of the PRIDES Action (see Note 6) .

     On April 27, 1998, a purported shareholder derivative action, Deutch v. Silverman, et al., No. 98-1998 (WHW), was filed in the District of New Jersey against certain of the Company's current or former directors and officers; The Bear Stearns Companies, Inc.; Bear Stearns & Co., Inc.; and, as a nominal party, the Company. The complaint in the Deutch action, as amended on December 7, 1998, alleges that certain individual officers and directors of the Company breached their fiduciary duties by selling shares of the Company's stock while in possession of non-public material information concerning the accounting irregularities. The complaint also alleges various other breaches of fiduciary duty and gross negligence in connection with, among other things, the accounting irregularities discussed above. Damages are sought on behalf of Cendant in unspecified amounts.

     Semerenko v. Cendant Corp., et al., Civ. Action No. 98-5384 (D. N.J.) and
P. Schoenfeld Asset Management LLC v. Cendant Corp., et al., (Civ. Action No. 98-4734) (D. N.J) (the "ABI Actions") were initially commenced in October and November of 1998, respectively, on behalf of a putative class of persons who purchased securities of American Bankers Insurance Group, Inc. ("ABI") between

March 23, 1998 and October 13, 1998. Named as defendants are the Company, four former CUC officers and directors, and Ernst & Young. The complaints in the ABI Actions, as amended on February 8, 1999, assert violations of Sections 10(b), 14(e) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, relating to the accounting irregularities discussed above. Plaintiffs allege, among other things, that the Company made misrepresentations and omissions regarding its ability and intent to complete a tender offer and subsequent merger with ABI. Plaintiffs allege that such misrepresentations and omissions caused the price of ABI securities to be artificially inflated. Plaintiffs seek, among other things, unspecified compensatory damages. The Company filed a motion to dismiss the ABI Actions on March 10, 1999. The other defendants have also moved to dismiss.

     Kennilworth Partners, L.P., et al. v. Cendant Corp., et al., 98 Civ. 8939
(DC) (the "Kennilworth Action") was filed on December 18, 1998 in the Southern District of New York on behalf of three investment companies. Named as defendants are the Company; thirty of its present and former officers and directors; HFS; and Ernst & Young. The complaint in the Kennilworth Action, as amended on January 26, 1999, alleges that the plaintiffs purchased convertible notes issued by HFS pursuant to an indenture dated February 28, 1996 and were damaged because they converted their notes into shares of common stock in the Company in the weeks prior to the Company's April 15, 1998 announcement. The amended complaint also alleges that plaintiffs were damaged by purchasing in March 1998 additional notes issued by the Company, whose market value declined as a result of the April 15, 1998 announcement and the subsequent events described above. The amended complaint asserts violations of Sections 11, 12 and 15 of the Securities Act and Sections 10(b) and 20 of the Exchange Act; a common-law breach of contract claim is also asserted. Damages are sought in an amount estimated to be in excess of $13.6 million. On February 4, 1999, the Court ordered the Kennilworth Action transferred to the District of New Jersey, with the consent of the plaintiff and the Company.

     Another action, entitled Corwin v. Silverman, et al., No. 16347-NC (the "Corwin Action"), was filed on April 29, 1998 in the Court of Chancery for the State of Delaware. The Corwin Action is purportedly brought derivatively, on behalf of the Company, and as a class action, on behalf of all shareholders of HFS who exchanged their HFS shares for CUC shares in connection with the Merger. The Corwin Action names as defendants HFS and twenty-eight individuals who are or were directors of the Company and HFS. The complaint in the Corwin Action, as amended on July 28, 1998, alleges that HFS and its directors breached their fiduciary duties of loyalty, good faith, care and candor in connection with the Cendant Merger, in that they failed to properly investigate the operations and financial statements of CUC before approving the Merger at an allegedly inadequate price. The amended complaint also alleges that the Company's directors breached their fiduciary duties by entering into an employment agreement with our former Chairman, Walter A. Forbes, in connection with the Merger that purportedly amounted to corporate waste. The Corwin Action seeks, among other things, recission of the Merger and compensation for all losses and damages allegedly suffered in connection therewith. On October 7, 1998, Cendant filed a motion to dismiss the Corwin Action or, in the alternative, for a stay of the Corwin Action pending determination of the Calpers Action and the Deutch Action. The plaintiffs in the Corwin Action have moved for leave to file a second amended complaint.

     The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC has advised us that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. While our management has made all adjustments considered necessary as a result of the findings of the Investigations and the restatement of our financial statements for 1997, 1996 and 1995, and the first six months of 1998, we can provide no assurances that additional adjustments will not be necessary as a result of these government investigations.

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

     Other than with respect to the PRIDES class action litigation described below, we do not believe it is feasible to predict or determine the final outcome or resolution of these proceedings or to estimate the amounts or potential range of loss with respect to these proceedings and investigations. In addition, the timing of the final resolution of these proceedings and investigations is uncertain. The possible outcomes or resolutions of these proceedings and investigations could include judgements against us or settlements and could require substantial payments by us. Our management believes that adverse outcomes with respect to such proceedings and investigations could have a material adverse impact on our financial condition, results of operations and cash flows.


Settlement of PRIDES Class Action Litigation

     On March 17, 1999, we announced that we reached a final settlement agreement with plaintiff's counsel representing the class of holders of our PRIDES securities who purchased their securities on or prior to April 15, 1998 ("eligible persons") to settle their class action lawsuit against us. Under the final settlement agreement, eligible persons will receive a new security -- a Right -- for each PRIDES security held on April 15, 1998. Current holders of PRIDES will not receive any Rights (unless they also held PRIDES on April 15, 1998). We had originally announced a preliminary agreement in principle to settle such lawsuit on January 7, 1999. The final agreement maintained the basic structure and accounting treatment as the preliminary agreement.

     Based on the settlement agreement, we recorded an after tax charge of approximately $228 million, or $0.26 per share ($351 million pre-tax), in the fourth quarter of 1998 associated with the settlement agreement in principle to settle the PRIDES securities class action. We recorded an increase in additional paid-in capital of $350 million offset by a decrease in retained earnings of $228 million resulting in a net increase in stockholders' equity of $122 million as a result of the prospective issuance of the Rights. As a result, the settlement should not reduce net book value. In addition the settlement is not expected to reduce 1999 earnings per share unless our common stock price materially appreciates.

     At any time during the life of the Rights, holders may (a) sell them or
(b) exercise them by delivering to us three Rights together with two PRIDES in exchange for two new PRIDES (the "New PRIDES"). The terms of the New PRIDES will be the same as the currently outstanding PRIDES, except that the conversion rate will be revised so that, at the time the Rights are distributed, each New PRIDES will have a value equal to $17.57 more than each original PRIDES, based upon a generally accepted valuation model. Based upon the closing price per share of $16.6875 of our Common Stock on March 17, 1999, the effect of the issuance of the New PRIDES will be to distribute approximately 19 million more shares of our common stock when the mandatory purchase of our common stock associated with the PRIDES occurs in February of 2001. This represents approximately 2% more shares of common stock than are currently outstanding.

     The settlement agreement also requires us to offer to sell 4 million additional PRIDES (having identical terms to currently outstanding PRIDES) (the "Additional PRIDES") at "theoretical value" to holders of Rights for cash. Theoretical value will be based on the same valuation model utilized to set the conversion rate of the New PRIDES. Based on that valuation model, the currently outstanding PRIDES have a theoretical value of $28.07 based on the closing price for our common stock on March 17, 1999, which is less than their current trading price. The offering of Additional PRIDES will be made only pursuant to a prospectus filed with the SEC. We currently expect to use the proceeds of such an offering to repurchase our common stock and for other general corporate purposes. The arrangement to offer Additional PRIDES is designed to enhance the trading value of the Rights by removing up to 6 million Rights from circulation via exchanges associated with the offering and to enhance the open market liquidity of New PRIDES by creating 4 million New PRIDES via exchanges associated with the offering. If holders of Rights do not acquire all such PRIDES, they will be offered to the public.

     Under the settlement agreement, we have also agreed to file a shelf registration statement for an additional 15 million PRIDES, which could be issued by us at any time for cash. However, during the last 30 days prior to the expiration of the Rights in February 2001, we will be required to make these additional PRIDES available to holders of Rights at a price in cash equal to 105% of the theoretical value of the additional PRIDES as of a specified date. The PRIDES, if issued, would have the same terms as the currently outstanding PRIDES and could be used to exercise Rights.


     The Rights will be distributed following final court approval of the settlement and after the effectiveness of the registration statement filed with the SEC covering the New PRIDES.
It is presently expected that if the court approves the settlement and such conditions are fulfilled, the Rights will be distributed in August or September 1999. This summary of the settlement does not constitute an offer to sell any securities, which will only be made by means of a prospectus after a registration statement is filed with the SEC. There can be no assurance that the court will approve the agreement or that the conditions contained in the agreement will be fulfilled.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     We held an annual meeting of its shareholders on October 30, 1998, pursuant to a Notice of Annual Meeting and Proxy Statement dated September 28, 1998, a copy of which has been filed previously with the Securities and Exchange Commission, at which our shareholders considered and approved the election of six directors for a term of three years, the Company's 1998 Employee Stock Purchase Plan, and ratification of Deloitte & Touche LLP as auditors. The results of such matters are as follows:


Proposal 1: To elect six directors for a three year term and until their successors are duly elected and qualified.



  Results:         For           Against
               729,374,048     21,047,428

Proposal 2: To approve the Company's 1998 Employee Stock Purchase Plan



  Results:         For          Against     Abstain
               714,345,354    33,516,760   1,938,144

Proposal 3: To ratify and approve the appointment of Deliotte & Touche LLP as the Company's Independent Auditors for the year ending December 31, 1998.



  Results:         For           Against      Abstain
               744,191,719      5,471,312     758,445

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK
        HOLDER MATTERS


MARKET PRICE ON COMMON STOCK


     Our Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CD". At March 22, 1999 the number of stockholders of record was approximately 10,841. The following table sets forth the quarterly high and low sales prices per share as reported by the NYSE for 1998 and 1997 based on a year ended December 31.




1997                                    HIGH       LOW
-----------------------------------   -------   --------
  First Quarter ...................   26 7/8     22 1/2
  Second Quarter ..................   26 3/4     20
  Third Quarter ...................   31 3/4     23 11/16
  Fourth Quarter ..................   31 3/8     26 15/16


1998                                    HIGH       LOW
-----------------------------------   --------   -------
  First Quarter ...................   41          32 7/16
  Second Quarter ..................   41 3/8      18 9/16
  Third Quarter ...................   22 7/16     10 7/16
  Fourth Quarter ..................   20 5/8       7 1/2


     On March 22, 1999, the last sale price of our Common Stock on the NYSE was $16 5/16 per share.


     All stock price information has been restated to reflect a three-for-two stock split effected in the form of a dividend to stockholders of record on October 7, 1996, payable on October 21, 1996.


DIVIDEND POLICY


     We expect to retain our earnings for the development and expansion of its business and the repayment of indebtedness and does not anticipate paying dividends on Common Stock in the foreseeable future.

                    ITEM 6. SELECTED FINANCIAL DATA (1) (2)




                                                                   AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------------
                                                       1998               1997               1996               1995
                                                ------------------ ------------------ ------------------ ------------------
(In millions, except per share amounts)
OPERATIONS
NET REVENUES                                      $   5,283.8        $   4,240.0        $   3,237.7         $  2,616.1
                                                  -----------        -----------        -----------         ----------
Operating expense                                     1,869.1 (3)        1,322.3            1,183.2            1,024.9
Marketing and reservation expense                     1,158.5            1,031.8              910.8              743.6
General and administrative expense                      666.3              636.2              341.0              283.3
Depreciation and amortization expense                   322.7              237.7              145.5              100.4
Other charges                                           838.3 (4)          704.1 (5)          109.4 (6)           97.0 (7)
Interest expense, net                                   113.9               50.6               14.3               16.6
Provision for income taxes                              104.5              191.0              220.2              143.2
Minority interest, net                                   50.6                 --                 --                 --
                                                  -----------        -----------        -----------         ----------
INCOME FROM CONTINUING OPERATIONS                 $     159.9        $      66.3        $     313.3         $    207.1
                                                  -----------        -----------        -----------         ----------
INCOME FROM CONTINUING OPERATIONS PER SHARE:
Basic                                             $      0.19        $      0.08        $      0.41         $     0.30
Diluted                                                  0.18               0.08               0.39               0.28

FINANCIAL POSITION
Total assets                                      $  20,216.5        $  14,073.4        $  12,762.5         $  8,519.5
Long-term debt                                        3,362.9            1,246.0              780.8              336.0
Assets under management and mortgage programs         7,511.9            6,443.7            5,729.2            4,955.6
Debt under management and mortgage programs           6,896.8            5,602.6            5,089.9            4,427.9
Mandatorily redeemable securities issued by
 subsidiary                                           1,472.1                 --                 --                 --
Shareholders' equity                                  4,835.6            3,921.4            3,955.7            1,898.2

OTHER INFORMATION (8)
ADJUSTED EBITDA (9)                               $   1,589.9        $   1,249.7        $     802.7         $    564.3
Cash flows provided by (used in):
Operating activities                                    808.0            1,213.0            1,525.6            1,144.3
Investing activities                                 (4,351.8)          (2,328.6)          (3,090.8)          (1,789.0)
Financing activities                                  4,689.6              900.1            1,780.8              661.2

----------
(1) Selected financial data is presented for four years. Financial data subsequent to December 31, 1994 had been restated as a result of findings from investigations into accounting irregularities discovered at the former business units of CUC International, Inc. ("CUC"). Financial data for periods prior to December 31, 1994 was not restated and therefore should not be relied on (see Note 18 to the consolidated financial statements).

(2) Selected financial data includes the operating results of acquisitions accounted for under the purchase method of accounting since the respective dates of acquisition, including: (i) National Parking Corporation in April 1998; (ii) Harpur Group in January 1998; (iii) Jackson Hewitt, Inc. in January 1998; (iv) Resort Condominiums International, Inc. in November 1996; (v) Avis, Inc. in October 1996;
      (vi) Coldwell Banker Corporation in May 1996; and (vii) Century 21 Real Estate Corporation in August 1995.

(3) Includes a non-cash charge of $50.0 million ($32.2 million, after tax or $0.04 per diluted share) related to the write off of certain equity investments in interactive membership businesses and impaired goodwill associated with the National Library of Poetry, a Company subsidiary.

(4) Represents charges of: (i) $433.5 million ($281.7 million, after tax or $0.32 per diluted share) for the costs of terminating the proposed acquisitions of American Bankers Insurance Group, Inc. and Providian Auto and Home Insurance Company; (ii) $351.0 million ($228.2 million, after tax or $0.26 per diluted share) associated with the final agreement to settle the PRIDES securities class action suit; and (iii) $121.0 million ($78.7 million, after tax or $0.09 per diluted share) comprised of the costs of the investigations into previously discovered accounting irregularities at the former CUC business units, including incremental financing costs and separation payments, principally to the Company's former chairman. The aforementioned charges were partially offset by a credit of $67.2 million ($43.7 million, after tax or $0.05 per diluted share) associated with changes in the original estimate of 1997 merger-related costs and other unusual charges.

(5) Represents merger-related costs and other unusual charges related to continuing operations of $704.1 million ($504.7 million, after tax or $0.58 per diluted share) primarily associated with the Cendant merger in December 1997 and merger with PHH Corporation ("PHH") in April 1997.

(6) Represents merger-related costs and other unusual charges related to continuing operations of $109.4 million ($70.0 million, after tax or $0.09 per diluted share) substantially related to the Company's August 1996 merger with Ideon Group, Inc. ("Ideon").

(7) Represents a provision for costs related to the abandonment of certain Ideon development efforts and the restructuring of certain Ideon operations. The charges aggregated $97.0 million ($62.1 million, after tax or $0.08 per diluted share).

(8) There were no dividends declared during the periods presented above except for PHH and Ideon, which declared and paid dividends to their shareholders prior to their respective mergers with the Company.

(9) Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted to exclude other charges which are of a non-recurring or unusual nature. Adjusted EBITDA is a measure of performance which is not recognized under generally accepted accounting principles and should not replace income from continuing operations or cash flows in measuring operating results or liquidity. However, management believes such measure is an informative representation of how management evaluates the operating performance of the Company and its underlying business segments (see Note 26 to the consolidated financial statements).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

We are one of the foremost consumer and business services companies in the world. We were created through the December 1997 merger (the "Cendant Merger") of HFS Incorporated ("HFS") and CUC International Inc. ("CUC"). We provide business services to our customers, many of which are consumer services companies, and also provide fee-based services directly to consumers, generally without owning the assets or sharing the risks associated with the underlying businesses of our customers or collaborative partners.

We operate in four principal divisions -- travel related services, real estate related services, alliance marketing related services and other consumer and business services. Our businesses provide a wide range of complementary consumer and business services, which together represent nine business segments. The travel related services businesses facilitate vacation timeshare exchanges, manage corporate and government vehicle fleets and franchise car rental and hotel businesses; the real estate related services businesses franchise real estate brokerage businesses, provide home buyers with mortgages and assist in employee relocation; and the alliance marketing related services businesses, provide an array of value driven products and services. Our other consumer and business services include our tax preparation services franchise, information technology services, car parking facility services, vehicle emergency support and rescue services, credit information services, financial products and other consumer-related services.

As a franchisor of hotels, real estate brokerage offices, car rental operations and tax preparation services, we license the owners and operators of independent businesses to use our brand names. We do not own or operate hotels, real estate brokerage offices, car rental operations or tax preparation offices (except for certain company-owned Jackson Hewitt offices, which we intend to franchise). Instead, we provide our franchisee customers with services designed to increase their revenue and profitability.

We have recently changed our focus from making strategic acquisitions of new businesses to maximizing the opportunities and growth potential of our existing businesses. In connection with this change in focus, we intend to review and evaluate our existing businesses to determine whether certain businesses continue to meet our business objectives. As part of our ongoing evaluation of such businesses, we intend from time to time to explore and conduct discussions with regard to divestitures and related corporate transactions. However, we can give no assurance with respect to the magnitude, timing, likelihood or business effect of any possible transaction. We also cannot predict whether any divestiture or other transactions will be consummated or, if consummated, will result in a financial or other benefit to us. We intend to use a portion of the proceeds from future dispositions, if any, together with the proceeds of potential future debt issues and bank borrowings and cash from operations, to retire indebtedness, to repurchase our common stock commensurate with approvals from our Board of Directors and for other general corporate purposes. As a result of our aforementioned change in focus, we completed the sale of two of our business segments and divested a separate subsidiary (see "Liquidity and Capital Resources -- Divestitures").


Prior to the Cendant Merger, both HFS and CUC had grown significantly through mergers and acquisitions accounted for under both the pooling of interests method, the most significant being the merger of HFS with PHH Corporation ("PHH") in April 1997 (the "PHH Merger"), and purchase method of accounting. The underlying Results of Operations discussions are presented as if all businesses acquired in mergers and acquisitions accounted for as poolings of interests have operated as one entity since inception.


RESULTS OF OPERATIONS


This discussion should be read in conjunction with the information contained in our Consolidated Financial Statements and accompanying Notes thereto appearing elsewhere in this Annual Report on Form 10-K.


Our operating results and the operating results of certain of our underlying business segments are comprised of business combinations accounted for under the purchase method of accounting. Accordingly, the results of operations of such acquired companies have been included in our consolidated operating results and our applicable business segments from the respective dates of acquisition. See "Liquidity and Capital Resources" for a discussion of our purchase method acquisitions.


The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for Other charges which are of a non-recurring or unusual nature, and are not included in assessing segment performance or are not segment-specific. Our management believes such discussion is the most informative representation of how management evaluates performance. We have determined that we have nine reportable operating segments based primarily on the types of services we provide, the consumer base to which marketing efforts are directed and the methods we use to sell services. For additional information, including a description of the services provided in each of our reportable operating segments, see Note 26 to the Consolidated Financial Statements.

CONSOLIDATED RESULTS -- 1998 VS. 1997



                                                                        YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                   1998             1997         % CHANGE
(Dollars in millions)                                         --------------   --------------   ---------
Net revenues                                                   $   5,283.8       $  4,240.0       25%
Operating expenses (1)                                             3,693.9          2,990.3       24%
                                                               -----------       ----------
Adjusted EBITDA                                                    1,589.9          1,249.7       27%
Other charges
 Litigation settlement                                               351.0               --        *
 Termination of proposed acquisitions                                433.5               --        *
 Executive terminations                                               52.5               --        *
 Investigation-related costs                                          33.4               --        *
 Merger-related costs and other unusual charges (credits)            (67.2)           704.1        *
 Financing costs                                                      35.1               --        *
Depreciation and amortization expense                                322.7            237.7       36%
Interest expense, net                                                113.9             50.6      125%
                                                               -----------       ----------
Pre-tax income from continuing operations before minority
 interest, extraordinary gain and cumulative effect of
 accounting change                                                   315.0            257.3       22%
Provision for income taxes                                           104.5            191.0      (45%)
Minority interest, net of tax                                         50.6               --        *
                                                               -----------       ----------
Income from continuing operations before extraordinary
 gain and cumulative effect of accounting change                     159.9             66.3      141%
Loss from discontinued operations, net of tax                        (25.0)           (26.8)       *
Gain on sale of discontinued operations, net of tax                  404.7               --        *
Extraordinary gain, net of tax                                          --             26.4        *
Cumulative effect of accounting change, net of tax                      --           (283.1)       *
                                                               -----------       ----------
Net income (loss)                                              $     539.6      $    (217.2)       *
                                                               ===========      ===========

----------
(1)   Exclusive of Other charges and depreciation and amortization expense.

*     Not meaningful.


REVENUES AND ADJUSTED EBITDA

Revenues and Adjusted EBITDA increased $1.0 billion (25%) and $340.2 million (27%), respectively, in 1998 over 1997, which reflected growth in substantially all of our reportable operating segments. Significant contributing factors which gave rise to such increases included substantial growth in the volume of mortgage services provided and an increase in the amount of royalty fees received from our franchised brands, principally within the real estate franchise segment. In addition, revenues and Adjusted EBITDA in 1998 included the operating results of 1998 acquisitions, including National Parking Corporation ("NPC") and Jackson Hewitt Inc. ("Jackson Hewitt"). A detailed discussion of revenues and Adjusted EBITDA trends from 1997 to 1998 is included in the section entitled "Results of Reportable Operating Segments -- 1998 vs. 1997."


1998 OTHER CHARGES

LITIGATION SETTLEMENT. We recorded a non-cash charge of $351.0 million in the fourth quarter of 1998 in connection with an agreement to settle a class action lawsuit that was brought on behalf of the holders of our Income or Growth FELINE PRIDES securities who purchased their securities on or prior to April 15, 1998, the date on which we announced the discovery of accounting irregularities in the former business units of CUC (see "Liquidity and Capital Resources -- FELINE PRIDES and Trust Preferred Securities").

TERMINATION OF PROPOSED ACQUISITIONS. We incurred $433.5 million of costs, which included a $400.0 million cash payment to American Bankers Insurance Group, Inc. ("American Bankers"), in connection with terminating the proposed acquisitions of American Bankers and Providian Auto and Home Insurance Company ("Providian") (see "Liquidity and Capital Resources -- Termination of Proposed Acquisitions").

EXECUTIVE TERMINATIONS. We incurred $52.5 million of costs in 1998 related to the termination of certain of our former executives, principally Walter A. Forbes, who resigned as our Chairman and as a member of our Board of Directors in July 1998. The severance agreement reached with Mr. Forbes entitled him to the benefits required by his employment contract relating to a termination of Mr. Forbes' employment with us for reasons other than for cause. Aggregate benefits given to Mr. Forbes resulted in a charge of $50.9 million comprised of $38.4 million in cash payments and 1.3 million of immediately vested Company stock options, with a Black-Scholes value of $12.5 million.

INVESTIGATION-RELATED COSTS. We incurred $33.4 million of professional fees, public relations costs and other miscellaneous expenses in connection with our discovery of accounting irregularities in the former business units of CUC and the resulting investigations into such matters.

FINANCING COSTS. In connection with our discovery and announcement of accounting irregularities and the corresponding lack of audited financial statements, we were temporarily disrupted in accessing public debt markets. As a result, we paid $27.9 million in fees associated with waivers and various financing arrangements. Additionally, during 1998, we exercised our option to redeem our 4 3/4% Convertible Senior Notes (the "4 3/4% Notes"). At such time, we anticipated that all holders of the 4 3/4% Notes would elect to convert the 4 3/4% Notes to our common stock. However, at the time of redemption, holders of the 4 3/4% Notes elected not to convert the 4 3/4% Notes to our common stock and as a result, we redeemed such notes at a premium. Accordingly, we recorded a $7.2 million loss on early extinguishment of debt.


1997 MERGER-RELATED COSTS AND OTHER UNUSUAL CHARGES

We incurred merger-related costs and other unusual charges ("Unusual Charges") in 1997 related to continuing operations of $704.1 million primarily associated with the Cendant Merger (the "Fourth Quarter 1997 Charge") and the PHH Merger (the "Second Quarter 1997 Charge").



                                                     NET               REDUCTIONS              BALANCE AT
                                                   UNUSUAL     ---------------------------    DECEMBER 31,
                                                   CHARGES         1997           1998            1998
(In millions)                                    -----------   ------------   ------------   -------------
Fourth Quarter 1997 Charge                        $  454.9       $ (257.5)      $ (130.2)       $  67.2
Second Quarter 1997 Charge                           283.1         (207.0)        ( 59.7)          16.4
                                                  --------       --------       --------        -------
Total                                                738.0         (464.5)        (189.9)          83.6
Reclassification for discontinued operations        ( 33.9)          33.9             --             --
                                                  --------       --------       --------        -------
Total Unusual Charges related to continuing
 operations                                       $  704.1       $ (430.6)      $ (189.9)       $  83.6
                                                  ========       ========       ========        =======

FOURTH QUARTER 1997 CHARGE. We incurred Unusual Charges in the fourth quarter of 1997 totaling $454.9 million substantially associated with the Cendant Merger and our merger in October 1997 with Hebdo Mag International, Inc. ("Hebdo Mag"), a classified advertising business. Reorganization plans were formulated prior to and implemented as a result of the mergers. We determined to streamline our corporate organization functions and eliminate several office locations in overlapping markets. Our management's plan included the consolidation of European call centers in Cork, Ireland and terminations of franchised hotel properties.

Unusual Charges included $93.0 million of professional fees primarily consisting of investment banking, legal and accounting fees incurred in connection with the aforementioned mergers. We also incurred $170.7 million of personnel-related costs including $73.3 million of retirement and employee benefit plan costs, $23.7 million of restricted stock compensation, $61.4 million of severance resulting from consolidations of European call centers and certain corporate functions and $12.3 million of other personnel-- related costs. Unusual Charges included $78.3 million of business termination costs which consisted of a $48.3 million non-cash impairment write-down of hotel franchise agreement assets associated with a quality upgrade program and $30.0 million of costs incurred to terminate a contract which may have restricted us from maximizing opportunities afforded by the Cendant Merger. We also provided for facility-related and other costs of $112.9 million including $70.0 million of irrevocable contributions made to independent technology trusts for the direct benefit of lodging and real estate franchisees, $16.4 million of building lease termination costs and a $22.0 million reduction in intangible assets associated with our wholesale annuity business for which impairment was determined in 1997. During the year ended December 31, 1998, we recorded a net credit of $28.1 million to Unusual Charges with a corresponding reduction to liabilities primarily as a result of a change in the original estimate of costs to be incurred. We made cash payments of $102.6 million and $152.2 million during 1998 and 1997, respectively, related to the Fourth Quarter 1997 Charge. Liabilities of $67.2 million remained at December 31, 1998 which were primarily attributable to future severance costs and executive termination benefits.

SECOND QUARTER 1997 CHARGE. We incurred $295.4 million of Unusual Charges in the second quarter of 1997 primarily associated with the PHH Merger. During the fourth quarter of 1997, as a result of changes in estimate, we adjusted certain merger-related liabilities, which resulted in a $12.3 million credit to Unusual Charges. Reorganization plans were formulated in connection with the PHH Merger and were implemented upon consummation. The PHH Merger afforded us, at such time, an opportunity to rationalize our combined corporate, real estate and travel-related businesses, and enabled our corresponding support and service functions to gain organizational efficiencies and maximize profits. We initiated a plan just prior to the PHH Merger to close hotel reservation call centers, combine travel agency operations and continue the downsizing of fleet operations by reducing headcount and eliminating unprofitable products. In addition, we initiated plans to integrate our relocation, real estate franchise and mortgage origination businesses to capture additional revenues through the referral of one business unit's customers to another. We also formalized a plan to centralize the management and headquarters functions of our corporate relocation business unit subsidiaries. Such initiatives resulted in write-offs of abandoned systems and leasehold assets commencing in the second quarter of 1997. The aforementioned reorganization plans included the elimination of PHH corporate functions and facilities in Hunt Valley, Maryland.

Unusual Charges included $154.1 million of personnel-related costs associated with employee reductions necessitated by the planned and announced consolidation of our corporate relocation service businesses worldwide as well as the consolidation of our corporate activities. Personnel-related charges also included termination benefits such as severance, medical and other benefits and provided for retirement benefits pursuant to pre-existing contracts resulting from a change in control. Unusual Charges also included professional fees of $30.3 million, primarily comprised of investment banking, accounting and legal fees incurred in connection with the PHH Merger. We incurred business termination charges of $55.6 million, which were comprised of $38.8 million of costs to exit certain activities primarily within our fleet business (including $35.7 million of asset write-offs associated with discontinued activities), a $7.3 million termination fee associated with a joint venture that competed with our PHH Mortgage Services business (now known as Cendant Mortgage Corporation) and $9.6 million of costs to terminate a marketing agreement with a third party in order to replace the function with internal resources. We also incurred facility-related and other charges totaling $43.1 million including costs associated with contract and lease terminations, asset disposals and other expenses related to the consolidation and closure of excess office space. During the year ended December 31, 1998, we recorded a net credit of $39.6 million to Unusual Charges with a corresponding reduction to liabilities primarily as a result of a change in the original estimate of costs to be incurred. We made cash payments of $27.8 million and $150.2 million during 1998 and 1997, respectively, related to the Second Quarter 1997 Charge. Liabilities of $16.4 million remained at December 31, 1998 which were attributable to future severance and lease termination payments.


DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased $85.0 million (36%) in 1998 over 1997 as a result of incremental amortization of goodwill and other intangible assets from 1998 acquisitions and increased capital spending primarily to accommodate growth in our businesses.

INTEREST EXPENSE AND MINORITY INTEREST, NET


Interest expense, net, increased $63.3 million (125%) in 1998 over 1997 primarily as a result of incremental average borrowings during 1998 and a nominal increase in the cost of funds. We primarily used debt to finance $2.9 billion of acquisitions and investments during 1998, which resulted in an increase in the average debt balance outstanding as compared to 1997. The weighted average interest rate on long-term debt increased from 6.0% in 1997 to 6.2% in 1998. In addition to interest expense on long-term debt, we also incurred $50.6 million of minority interest, net of tax, primarily related to the preferred dividends payable in cash on our FELINE PRIDES and trust preferred securities issued in March 1998 (see "Liquidity and Capital Resources -- Financing Exclusive of Management and Mortgage Financing -- FELINE PRIDES and Trust Preferred Securities").


PROVISION FOR INCOME TAXES


Our effective tax rate was reduced from 74.3% in 1997 to 33.2% in 1998 due to the non-deductibility of a significant amount of Unusual Charges recorded during 1997 and the favorable impact in 1998 of reduced rates in international tax jurisdictions in which we commenced business operations during 1998. The 1997 effective income tax rate included a tax benefit on 1997 Unusual Charges, which were deductible at an effective rate of only 29.1%. Excluding Unusual Charges, the effective income tax rate on income from continuing operations in 1997 was 40.6%.


DISCONTINUED OPERATIONS


We recorded a $404.7 million gain, net of tax, on the sale of discontinued operations in 1998, related to the dispositions of our classified advertising and consumer software businesses. Pursuant to a program to divest non-core businesses and assets, in August 1998 (the "Measurement Date"), we committed to discontinue such businesses (see "Liquidity and Capital Resources -- Divestitures -- Discontinued Operations"). Loss from discontinued operations, net of tax, was $25.0 million in 1998 and $26.8 million in 1997. Loss from discontinued operations in 1998 includes operating results through the Measurement Date. The operating results of discontinued operations in 1997 included $24.4 million of Unusual Charges and $15.2 million of extraordinary losses, net of tax. Unusual Charges, net of tax, in 1997 primarily consisted of $19.4 million of severance associated with terminated consumer software company executives and $5.0 million of compensation related to a stock appreciation rights plan which was paid in connection with our merger with Hebdo Mag in October 1997. Such merger also resulted in a $15.2 million extraordinary loss, net of tax, associated with the early extinguishment of debt.


EXTRAORDINARY GAIN, NET


In 1997, we recorded a $26.4 million extraordinary gain, after tax, on the sale of Interval International, Inc. ("Interval") in December 1997. The Federal Trade Commission requested that we sell Interval in connection with the Cendant Merger as a result of their anti-trust concerns within the timeshare industry.


CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET


In 1997, we recorded a non-cash after-tax charge of $283.1 million to account for the cumulative effect of an accounting change. In August 1998, the Securities and Exchange Commission ("SEC") requested that we change our accounting policies with respect to revenue and expense recognition for our membership businesses, effective January 1, 1997. Although we believed that our accounting for memberships had been appropriate and consistent with industry practice, we complied with the SEC's request and adopted new accounting policies for our individual membership businesses.

RESULTS OF REPORTABLE OPERATING SEGMENTS -- 1998 VS. 1997




                                                             YEAR ENDED DECEMBER 31,
                        -------------------------------------------------------------------------------------------------
                                                                                                         ADJUSTED EBITDA
                                       REVENUES                            ADJUSTED EBITDA                   MARGIN
                        -------------------------------------- ---------------------------------------- -----------------
                             1998          1997      % CHANGE      1998 (1)       1997 (2)    % CHANGE     1998     1997
                        ------------- ------------- ---------- ---------------- ------------ ---------- --------- -------
(Dollars in millions)
Travel                   $  1,063.3    $    971.6        9%       $   542.5      $   467.3        16%       51%      48%
Individual Membership         929.1         778.7       19%          (57.8)            5.3         *        (6%)      1%
Insurance/ Wholesale          544.0         482.7       13%          137.8           111.0        24%       25%      23%
Real Estate Franchise         455.8         334.6       36%          348.6           226.9        54%       76%      68%
Relocation                    444.0         401.6       11%          124.5            92.6        34%       28%      23%
Fleet                         387.4         324.1       20%          173.8           120.5        44%       45%      37%
Mortgage                      353.4         179.2       97%          187.6            74.8       151%       53%      42%
Entertainment
 Publications                 197.2         188.1        5%           32.1            36.8       (13%)      16%      20%
Other                         909.6         579.4       57%          100.8 (3)       114.5       (12%)      11%      20%
                         ----------    ----------                 -----------    ---------
Total                    $  5,283.8    $  4,240.0       25%     $  1,589.9       $ 1,249.7        27%       30%      29%
                         ==========    ==========               =============    =========

----------
(1) Excludes the following Other charges or credits: (i) $433.5 million for the costs of terminating the proposed acquisitions of American Bankers and Providian; (ii) $351.0 million of costs associated with an agreement to settle the PRIDES securities class action suit; (iii) $121.0 million comprised of the costs of the investigations into previously discovered accounting irregularities at the former CUC business units, including incremental financing costs and separation payments, principally to our former chairman; and (iv) $67.2 million of net credits associated with changes to the original estimate of costs to be incurred in connection with 1997 Unusual Charges.

(2) Excludes Unusual Charges of $704.1 million primarily associated with the Cendant Merger and the PHH Merger.

(3) Includes a $50.0 million non-cash write-off of certain equity investments in interactive membership businesses and impaired goodwill associated with our National Library of Poetry subsidiary.

*     Not meaningful.


TRAVEL

Revenues and Adjusted EBITDA increased $91.7 million (9%) and $75.2 million (16%), respectively, in 1998 over 1997. Contributing to the revenue and Adjusted EBITDA increase was a $35.4 million (7%) increase in franchise fees, consisting of increases of $23.5 million (6%) and $11.9 million (8%) in lodging and car rental franchise fees, respectively. Our franchise businesses experienced increases during 1998 in worldwide available rooms (29,800 incremental rooms, domestically), revenue per available room, car rental days and average car rental rates per day. Timeshare subscription and exchange revenue increased $27.1 million (9%) as a result of a 7% increase in average membership volume and a 4% increase in the number of exchanges. Also contributing to the revenue and Adjusted EBITDA increase was $16.4 million of incremental fees received from preferred alliance partners seeking access to our franchisees and their customers, $12.7 million of fees generated from the execution of international master license agreements and a $17.7 million gain on our sale of one million shares of Avis common stock in 1998. The aforementioned drivers supporting increases in revenues and Adjusted EBITDA were partially offset by a $37.8 million reduction in the equity in earnings of our investment in the car rental operations of Avis, Inc. ("ARAC") as a result of reductions in our ownership percentage in such investment during 1997 and 1998 (see "Liquidity and Capital Resources -- 1996 Purchase Acquisitions and Investments -- Avis"). A $16.7 million (7%) increase in marketing and reservation costs resulted in a $16.5 million increase in total expenses while other operating expenses were relatively flat due to leveraging our corporate infrastructure among more businesses, which contributed to an improvement in the Adjusted EBITDA margin from 48% in 1997 to 51% in 1998.


INDIVIDUAL MEMBERSHIP

Revenues increased $150.4 million (19%) in 1998 over 1997 while Adjusted EBITDA and Adjusted EBITDA margin decreased $63.1 million and 7 percentage points, respectively, for the same period. The revenue growth was primarily attributable to an incremental $27.9 million associated with an increase in the average price of a membership, $25.8 million of increased billings as a result of incremental marketing arrangements, primarily with telephone and mortgage companies, and $35.9 million from the acquisition of a company in April 1998 that, among other services, provides members access to their personal credit information. Also contributing to the revenue growth are increased product sales and service fees which are offered and provided to individual members. The reduction in Adjusted EBITDA and Adjusted EBITDA margin is a direct result of a $104.3 million (25%) increase in membership solicitation costs. We increased our marketing efforts during 1998 to solicit new members and as a result increased our gross average annual membership base by approximately 3.3 million members (11%) at December 31, 1998, compared to the prior year. The growth in members during 1998 resulted in increased servicing costs during 1998 of approximately $33.2 million (13%). While the costs of soliciting and acquiring new members were expensed in 1998, the revenue associated with these new members will not begin to be recognized until 1999, upon expiration of the membership period.


INSURANCE/WHOLESALE

Revenues and Adjusted EBITDA increased $61.3 million (13%) and $26.8 million (24%), respectively, in 1998 over 1997, primarily due to customer growth. This growth generally resulted from increases in affiliations with financial institutions. Domestic operations, which comprised 77% of segment revenues in 1998, generated higher Adjusted EBITDA margins than the international businesses as a result of continued expansion costs incurred internationally to penetrate new markets.

Domestic revenues and Adjusted EBITDA increased $25.4 million (6%) and $23.6 million (22%), respectively. Revenue growth, which resulted from an increase in customers, also contributed to an improvement in the overall Adjusted EBITDA margin from 23% in 1997 to 25% in 1998, as a result of the absorption of such increased volume by the existing domestic infrastructure. International revenues and Adjusted EBITDA increased $35.9 million (41%) and $3.2 million (54%), respectively, due primarily to a 42% increase in customers while the Adjusted EBITDA margin remained relatively flat at 7%.


REAL ESTATE FRANCHISE

Revenues and Adjusted EBITDA increased $121.2 million (36%) and $121.7 million (54%), respectively, in 1998 over 1997. Royalty fees collectively increased for our CENTURY 21, COLDWELL BANKER and ERA franchise brands by $102.0 million (35%) as a result of a 20% increase in home sales by franchisees and a 13% increase in the average price of homes sold. Home sales by franchisees benefited from existing home sales in the United States reaching a record 4.8 million units in 1998, according to data from the National Association of Realtors, as well as from expansion of our franchise systems. Because many costs associated with the real estate franchise business, such as franchise support and information technology, do not vary directly with home sales volumes or royalty revenues, the increase in royalty revenues contributed to an improvement in the Adjusted EBITDA margin from 68% to 76%.


RELOCATION

Revenues and Adjusted EBITDA increased $42.4 million (11%) and $31.9 million (34%), respectively, in 1998 over 1997. The Adjusted EBITDA margin improved from 23% to 28%. The primary source of revenue growth was a $29.3 million increase in revenues from the relocation of government employees. We also experienced growth in the number of relocation-related services provided to client corporations and in the number of household goods moves handled, partially offset by lower home sale volumes. The divestiture of certain niche-market property management operations accounted for other revenue of $8.2 million. Expenses associated with government relocations increased in conjunction with the volume and revenue growth, but economies of scale and a reduction in overhead and administrative expenses permitted the reported improvement in Adjusted EBITDA margin.


FLEET

Revenues and Adjusted EBITDA increased $63.3 million (20%) and $53.3 million (44%), respectively, in 1998 over 1997, contributing to an improvement in the Adjusted EBITDA margin from 37% to 45%. We acquired The Harpur Group Ltd. ("Harpur"), a leading fuel card and vehicle management company in the United Kingdom ("UK"), on January 20, 1998. Harpur contributed incremental revenues and Adjusted EBITDA in 1998 of $31.8 million and $20.8 million, respectively. The revenue increase is further attributable to a 12% increase in fleet leasing fees and a 31% increase in service fee revenue. The fleet leasing revenue increase is due to a 5% increase in pricing and a 7% increase in the number of vehicles leased, while the service fee revenue increase is the result of a 40% increase in number of fuel cards and vehicle maintenance cards partially offset by a 7% decline in pricing. The Adjusted EBITDA margin improvement reflects streamlining of costs at newly acquired Harpur and a leveraging of our corporate infrastructure among more businesses.


MORTGAGE

Revenues and Adjusted EBITDA increased $174.2 million (97%) and $112.8 million (151%), respectively, in 1998 over 1997, primarily due to strong mortgage origination growth and average fee improvement. The Adjusted EBITDA margin improved from 42% to 53%. Mortgage origination grew across all lines of business, including increased refinancing activity and a shift to more profitable sale and processing channels and was responsible for substantially all of the segment's revenue growth. Mortgage closings increased $14.3 billion (122%) to $26.0 billion and average origination fees increased 12 basis points, resulting in a $180.3 million increase in origination revenues. Although the servicing portfolio grew $9.6 billion (36%), net servicing revenue was negatively impacted by average servicing fees declining 7 basis points due to the increased refinancing levels in the 1998 mortgage market, which shortened the servicing asset life and increased amortization charges. Consequently, net servicing revenues decreased $9.1 million, partially offset by a $5.7 million increase in the sale of servicing rights. Operating expenses increased in all areas, reflecting increased hiring and expansion of capacity in order to support continued growth; however, revenue growth marginally exceeded such infrastructure enhancements.


ENTERTAINMENT PUBLICATIONS

Revenues increased $9.1 million (5%) and Adjusted EBITDA decreased $4.7 million, in 1998 when compared to 1997. Revenue growth was primarily driven by a $4.0 million (2%) increase in coupon book sales, a $3.4 million (29%) increase in related advertising revenues and a $3.4 million (11%) increase in gift wrap sales. The decline in Adjusted EBITDA is directly attributable to an increased absorption of corporate infrastructure costs in 1998 as compared to 1997.


OTHER SERVICES

Revenues increased $330.2 million (57%), while Adjusted EBITDA decreased $13.7 million (12%). Revenues increased primarily from acquired NPC and Jackson Hewitt operations, which contributed $409.8 million and $53.7 million to 1998 revenues, respectively. The revenue increase attributable to 1998 acquisitions was partially offset by a $140.0 million reduction in revenues associated with the operations of certain of our ancillary businesses which were sold during 1997, including Interval, which contributed $121.0 million to 1997 revenues. We sold Interval in December 1997 coincident to the proposed Cendant Merger, in consideration of Federal Trade Commission anti-trust concerns within the timeshare industry.


The revenue increase did not translate into increases in Adjusted EBITDA primarily due to asset write-offs, dispositions of certain ancillary business operations and approximately $8.0 million of incremental operating costs associated with establishing a consolidated worldwide data center. We wrote-off $37.0 million of impaired goodwill associated with our National Library of Poetry subsidiary, and $13.0 million of certain of our equity investments in interactive membership businesses. Adjusted EBITDA in 1997 associated with aforementioned disposed ancillary operations included $27.2 million from Interval and $18.0 million related to services formerly provided to the casino industry. Our NPC and Jackson Hewitt subsidiaries contributed $92.7 million and $27.0 million to 1998 Adjusted EBITDA, respectively.

CONSOLIDATED RESULTS -- 1997 VS. 1996




                                                              YEAR ENDED DECEMBER 31,
                                                           -----------------------------
                                                                1997            1996        % CHANGE
(Dollars in millions)                                      -------------   -------------   ---------
Net revenues                                                 $ 4,240.0      $  3,237.7       31%
Operating expenses(1)                                          2,990.3         2,435.0       23%
                                                             ---------      ----------
Adjusted EBITDA                                                1,249.7           802.7       56%
Merger-related costs and other unusual charges                   704.1           109.4      544%
Depreciation and amortization expense                            237.7           145.5       63%
Interest expense, net                                             50.6            14.3      254%
                                                             ---------      ----------
Pre-tax income from continuing operations before
 extraordinary gain and cumulative effect of accounting
 change                                                          257.3           533.5      (52%)
Provision for income taxes                                       191.0           220.2      (13%)
                                                             ---------      ----------
Income from continuing operations before extraordinary
 gain and cumulative effect of accounting change                  66.3           313.3      (79%)
Income (loss) from discontinued operations, net of tax           (26.8)           16.7        *
Extraordinary gain, net of tax                                    26.4              --        *
Cumulative effect of accounting change, net of tax              (283.1)             --        *
                                                             ---------      ----------
Net income (loss)                                           $   (217.2)     $    330.0        *
                                                            ==========      ==========

----------
(1) Exclusive of merger-related costs, unusual charges and depreciation and amortization expense

*     Not meaningful.


REVENUES AND ADJUSTED EBITDA


Revenues and Adjusted EBITDA increased $1.0 billion (31%) and $447.0 million (56%), respectively, in 1997 over 1996, and were supported by growth in substantially all of our reportable operating segments. Revenues and Adjusted EBITDA in 1997 included a full year of operations from companies acquired during 1996, including Coldwell Banker Corporation ("Coldwell Banker") in May 1996, Avis, Inc. ("Avis") in October 1996 and Resort Condominiums International, Inc. ("RCI") in November 1996 (see "Liquidity and Capital Resources -- 1996 Purchase Acquisitions and Investments"). A detailed discussion of fluctuations in revenues and Adjusted EBITDA from 1996 to 1997 is included in the section entitled "Results of Reportable Operating Segments -- 1997 vs. 1996."


MERGER-RELATED COSTS AND OTHER UNUSUAL CHARGES


1997. We incurred merger-related costs and other unusual charges ("Unusual Charges ") in 1997 related to continuing operations of $704.1 million primarily associated with the Cendant Merger and the PHH Merger. See "Results of Operations -- Consolidated Results 1998 vs. 1997 -- Merger-Related Costs and Other Unusual Charges" for a detailed discussion of such charges.


1996. We incurred Unusual Charges in 1996 related to continuing operations of $109.4 million substantially related to our merger with Ideon Group, Inc. ("Ideon"). Unusual Charges primarily included $80.4 million of litigation-related liabilities associated with our determination to settle acquired Ideon litigation which existed at the August 1996 merger date. We have since settled all outstanding litigation matters pursuant to which the primary resulting obligation consisted of a settlement made in June 1997 with the cofounder of SafeCard Services, Inc. which was acquired by Ideon in 1995. The settlement required us to make $70.5 million of payments in annual installments through 2003. We made cash payments of $27.8 million and $56.3 million in 1998 and 1997, respectively, associated with 1996 Unusual Charges.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased $92.2 million (63%) in 1997 over 1996, primarily as a result of incremental amortization of goodwill and other intangible assets from 1996 acquisitions and increased capital spending.


INTEREST EXPENSE, NET

Interest expense, net, increased $36.3 million in 1997 over 1996 primarily as a result of the February 1997 issuance of $550 million 3% Convertible Subordinated Notes and interest income earned in 1996 on approximately $420 million of excess proceeds generated from the $1.2 billion public offering of
46.6 million shares of our common stock in May 1996. The increase in interest, net, was partially offset by a reduction in the weighted average interest rate from 7.5% in 1996 to 6.0% in 1997 as a result of a greater proportion of fixed rate debt, carrying lower interest rates, to total debt.


PROVISION FOR INCOME TAXES

Our effective tax rate increased from 41.2% in 1996 to 74.3% in 1997. The 1997 effective income tax rate included a 29.1% effective tax rate on the tax benefit related to Unusual Charges due to the significant non-deductibility of such costs. The effective income tax rate on 1997 income from continuing operations excluding Unusual Charges was 40.6%.


DISCONTINUED OPERATIONS

We recorded a $26.8 million net loss from discontinued operations in 1997 compared to net income of $16.7 million in 1996. The operating results of discontinued operations included $15.2 million of extraordinary losses, net of tax, in 1997 and $24.4 million and $24.9 million of Unusual Charges, net of tax, in 1997 and 1996, respectively. The extraordinary losses and Unusual Charges incurred in 1997 have been previously discussed in the section entitled "Results of Operations -- Consolidated Results -- 1998 vs. 1997." Unusual Charges in 1996 consisted primarily of professional fees incurred in connection with our mergers with certain software businesses acquired in 1996. Excluding Unusual Charges and extraordinary items, income from discontinued operations decreased $28.8 million (69%) from $41.6 million in 1996 to $12.8 million in 1997. Net income from the classified advertising business remained relatively unchanged from 1996 while net income from the consumer software businesses decreased $28.5 million (72%) to $11.1 million in 1997. In 1997 revenues increased $49.2 million (13%) which were offset by increased operating expenses of $93.2 million (29%). The disproportionate increase in operating expenses resulted from accelerating development and marketing costs incurred on titles without a corresponding revenue increase because titles were not released to the marketplace as planned in December 1997.


RESULTS OF REPORTABLE OPERATING SEGMENTS -- 1997 VS. 1996



                                                           YEAR ENDED DECEMBER 31,
                             ------------------------------------------------------------------------------------
                                                                                                   ADJUSTED EBITDA
                                          REVENUES                       ADJUSTED EBITDA               MARGIN
                             ---------------------------------- ---------------------------------- --------------
                                 1997        1996     % CHANGE    1997 (1)    1996 (2)   % CHANGE   1997    1996
                             ----------- ----------- ---------- ------------ ---------- ---------- ------ -------
(Dollars in millions)
Travel                       $   971.6   $   429.2       126%    $   467.3    $  189.5      147%     48%     44%
Individual Membership            778.7       745.9         4%          5.3        43.2      (88%)     1%      6%
Insurance/Wholesale              482.7       448.0         8%        111.0        99.0       12%     23%     22%
Real Estate Franchise            334.6       236.3        42%        226.9       137.8       65%     68%     58%
Relocation                       401.6       344.9        16%         92.6        65.5       41%     23%     19%
Fleet                            324.1       293.5        10%        120.5        99.0       22%     37%     34%
Mortgage                         179.2       127.7        40%         74.8        45.7       64%     42%     36%
Entertainment Publications       188.1       174.6         8%         36.8        22.0       67%     20%     13%
Other                            579.4       437.6        32%        114.5       101.0       13%     20%     23%
                             ---------   ---------               ---------    --------
Total                        $ 4,240.0   $ 3,237.7        31%    $ 1,249.7    $  802.7       56%     29%     25%
                             =========   =========               =========    ========

----------
(1) Excludes Unusual Charges of $704.1 million primarily associated with the Cendant Merger and the PHH Merger.

(2) Excludes Unusual Charges of $109.4 million incurred in connection with the Ideon merger.

TRAVEL

Revenues and Adjusted EBITDA increased $542.4 million (126%) and $277.8 million (147%), respectively, while the Adjusted EBITDA margin improved from 44% to 48%. The acquisitions of Avis and RCI in October 1996 and November 1996, respectively, contributed incremental revenues and Adjusted EBITDA of $503.9 million and $248.2 million, respectively. Excluding the 1996 acquisitions, revenues and Adjusted EBITDA increased $38.5 million (9%) and $29.6 million (16%), respectively, primarily as a result of an increase in lodging franchise fees which was driven by a 4% increase in franchised rooms and a 2% increase in revenue per available room. Expense increases were minimized due to the significant operating leverage associated with mature franchise operations and a leveraging of the corporate infrastructure among more businesses.


INDIVIDUAL MEMBERSHIP

Revenues increased $32.8 million (4%) while Adjusted EBITDA and Adjusted EBITDA margin decreased $37.9 million (88%) and 5 percentage points, respectively. The revenue increase in 1997 was primarily due to $25.4 million of increased product sales and service fees, which are offered and provided to individual members. The increase in revenues also included $7.1 million of incremental monthly billings from new marketing arrangements made during 1996 with telephone and mortgage companies. The reduction in Adjusted EBITDA and Adjusted EBITDA margin from 1996 to 1997 was principally due to increased membership solicitation costs incurred during 1997, higher call center and servicing expenses and start-up costs incurred to introduce new membership clubs. The accounting policies for membership revenue and expense recognition were changed effective January 1, 1997. Therefore, results of operations for 1997 and 1996 were accounted for using different accounting policies. The pro forma effect of the accounting change, as if such a change had been applied retroactively to 1996, would have resulted in a reduction in 1996 revenues and Adjusted EBITDA of $16.6 million and $11.3 million, respectively.


INSURANCE/WHOLESALE

Revenues and Adjusted EBITDA increased $34.7 million (8%) and $12.0 million (12%), respectively, primarily due to an overall growth in customer base during 1997. Domestic operations, which comprised 82% and 84% of segment revenues in 1997 and 1996, respectively, generated higher Adjusted EBITDA margins than the international businesses as a result of expansion costs incurred internationally to penetrate new markets. Domestic revenues and Adjusted EBITDA increased $18.7 million (5%) and $10.2 million (11%), respectively, in 1997 over 1996 while international revenues and Adjusted EBITDA increased $16.0 million (22%) and $1.8 million (45%), respectively, for the comparable periods.



REAL ESTATE FRANCHISE

Revenues and Adjusted EBITDA increased $98.3 million (42%) and $89.1 million (65%), respectively, in 1997 over 1996 while the Adjusted EBITDA margin improved from 58% to 68%. The acquisitions of ERA and Coldwell Banker franchised brands in February 1996 and May 1996, respectively, contributed incremental revenues and Adjusted EBITDA of $73.8 million and $74.6 million, respectively, in 1997. Excluding the 1996 acquisitions, revenues and Adjusted EBITDA increased $24.5 million (17%) and $14.5 million (17%) which was principally driven by increased royalty fees generated from the Century 21 franchised brand. Royalty fees from Century 21 franchisees increased as a result of a 5% increase in home sales by franchisees and an 11% increase in the average price of homes sold. Existing home sales in the United States increased 3% from 1996 to 1997 according to data from the National Association of Realtors. Operating expenses, which did not change proportionately with home sale volume, increased a minimal $9.3 million (9%) to support the significant growth of the business. In addition, the corporate infrastructure was leveraged among more businesses.


RELOCATION

Revenues and Adjusted EBITDA increased $56.7 million (16%) and $27.1 million (41%), respectively, primarily as a result of the acquisition of Coldwell Banker in May 1996. Coldwell Banker was a leading provider of corporate relocation services and contributed incremental revenues and Adjusted EBITDA of $47.2 million and $18.6 million, respectively. The Adjusted EBITDA margin improved from 19% to 23% as a result of economic efficiencies realized from the consolidation of our relocation businesses.


FLEET

Revenues and Adjusted EBITDA increased $30.6 million (10%) and $21.5 million (22%), respectively, in 1997 over 1996. The Adjusted EBITDA margin improved from 34% to 37%. Revenue and Adjusted EBITDA growth in 1997 was primarily attributable to a 24% increase in service fee revenues, supported by a 20% increase in number of cards and an 8% increase in fleet leasing revenues, principally resulting from a 5% increase in pricing. The Adjusted EBITDA margin improvement reflected a leveraging of the corporate infrastructure among more businesses.


MORTGAGE

Revenues and Adjusted EBITDA increased $51.5 million (40%) and $29.1 million (64%), respectively, which was primarily driven by mortgage origination growth and gain on sale of servicing rights. The Adjusted EBITDA margin improved from 36% to 42%. Mortgage originations increased 40% to $11.7 billion contributing $35.3 million additional revenue while servicing revenue was relatively flat. The loan servicing portfolio grew 18% to $26.7 billion while gain on sale of servicing rights increased $12.6 million to $14.1 million. Operating expenses increased to support volume growth and to prepare for continued expansion as the annual loan origination run rate approached $18.0 billion. However, revenue growth marginally exceeded increases in operating expenses.

ENTERTAINMENT PUBLICATIONS

Revenues and Adjusted EBITDA increased $13.5 million (8%) and $14.8 million (67%), respectively, in 1997 over 1996. The Adjusted EBITDA margin improved from 13% to 20%. Revenue growth was primarily driven by an increase in coupon book sales. New sales channels were added in 1997, which accounted for a majority of the revenue increase. The Adjusted EBITDA margin improvement in 1997 reflected economic benefits realized from the consolidation of two independent sales force.


OTHER SERVICES

Revenues and Adjusted EBITDA increased $141.8 million (32%) and $13.5 million (13%), respectively, in 1997 over 1996. Such increases were primarily supported by the operating results of an information technology business ("WizCom") which was acquired in October 1996 as part of the Avis acquisition. Our WizCom subsidiary operates the telecommunications and computer system that facilitates reservations and agreement processing for lodging and car rental operations. The acquisition of WizCom accounted for incremental revenues and Adjusted EBITDA in 1997 of $90.3 million and $30.6 million, respectively.

Our other ancillary businesses collectively contributed to the additional revenue growth, although Adjusted EBITDA margins declined, primarily within certain business units which were sold during 1997.


LIQUIDITY AND CAPITAL RESOURCES


DIVESTITURES

Discontinued Operations. During 1998, we implemented a program to divest non-core businesses and assets in order to focus on our core businesses, repay debt and repurchase our common stock (see "Overview"). Pursuant to such program, on August 12, 1998, we announced that our Board of Directors committed to discontinue our classified advertising and consumer software businesses by disposing of Hebdo Mag and Cendant Software Corporation ("CDS"), respectively. On December 15, 1998, we completed the sale of Hebdo Mag to its former 50% owners for $449.7 million. We received $314.8 million in cash and 7.1 million shares of our common stock valued at $134.9 million on the date of sale. We recognized a $206.9 million gain on the sale of Hebdo Mag, which included a tax benefit of $52.1 million.

On November 20, 1998, we announced the execution of a definitive agreement to sell CDS for $800.0 million in cash plus potential future contingent payments pursuant to the contract. The sale was completed on January 12, 1999. We estimate that we will realize a gain of approximately $380.0 million based upon the finalization of the closing balance sheet as of the sale date. We recognized $197.8 million of such gain in 1998 substantially in the form of a tax benefit and corresponding deferred tax asset.

Other. On January 12, 1999, we completed the sale of our Essex Corporation ("Essex) subsidiary for $8.0 million. Essex is a third-party marketer of financial products for banks, primarily marketing annuities, mutual funds and insurance products through financial institutions.


TERMINATION OF PROPOSED ACQUISITIONS

RAC Motoring Services. On February 4, 1999, we announced our intention to not proceed with the acquisition of RAC Motoring Services ("RACMS") due to certain conditions imposed by the UK Secretary of State for Trade and Industry that we determined to be not commercially feasible and, therefore, unacceptable. We originally announced on May 21, 1998 a definitive agreement with the Board of Directors of Royal Automobile Club Limited to acquire RACMS for approximately $735.0 million in cash. We wrote-off $7.0 million of deferred acquisition costs in the first quarter of 1999 in connection with the termination of the proposed acquisition of RACMS.

American Bankers Insurance Group, Inc. On October 13, 1998, we and American Bankers entered into a settlement agreement (the "ABI Settlement Agreement"), pursuant to which we and American Bankers terminated a definitive agreement dated March 23, 1998, which provided for our acquisition of American Bankers for $3.1 billion. Accordingly, our pending tender offer for American Bankers shares was also terminated. Pursuant to the ABI Settlement Agreement and in connection with the termination of our proposed acquisition of American Bankers, we made a $400.0 million cash payment to American Bankers and wrote off $32.3 million of costs, primarily professional fees. In addition, we terminated a bank commitment to provide a $650.0 million, 364-day revolving credit facility, which was made available to partially fund the acquisition.

Providian Auto and Home Insurance Company. On October 5, 1998, we announced the termination of an agreement to acquire Providian, for $219.0 million in cash. Certain representations and covenants in such agreement had not been fulfilled and the conditions to closing had not been met. We did not pursue an extension of the termination date of the agreement because Providian no longer met our acquisition criteria. In connection with the termination of our proposed acquisition of Providian, we wrote off $1.2 million of costs.


1998 PURCHASE ACQUISITIONS

National Parking Corporation. On April 27, 1998, we acquired NPC for $1.6 billion, substantially in cash, which included the repayment of approximately $227.0 million of outstanding NPC debt. NPC was substantially comprised of two operating subsidiaries: National Car Parks and Green Flag. National Car Parks is the largest private (non-municipal) car park operator in the UK and Green Flag operates the third largest roadside assistance group in the UK and offers a wide-range of emergency support and rescue services. We funded the NPC acquisition with borrowings under our revolving credit facilities.

Harpur Group. On January 20, 1998, we completed the acquisition of Harpur, a leading fuel card and vehicle management company in the UK, for $206.1 million in cash plus contingent payments of up to $20.0 million over two years.

Jackson Hewitt. On January 7, 1998, we completed the acquisition of Jackson Hewitt for approximately $476.3 million in cash. Jackson Hewitt operates the second largest tax preparation service franchise system in the United States. The Jackson Hewitt franchise system specializes in computerized preparation of federal and state individual income tax returns.

Other 1998 Acquisitions and Acquisition-Related Payments. We acquired certain other entities for an aggregate purchase price of approximately $463.9 million in cash during 1998. Additionally, we made a $100.0 million cash payment to the seller of RCI in satisfaction of a contingent purchase liability.

1997 PURCHASE ACQUISITIONS AND INVESTMENTS

Investment in NRT. In 1997, we executed agreements with NRT Incorporated ("NRT"), a corporation created to acquire residential real estate brokerage firms. Under these agreements, we acquired

$182.0 million of NRT preferred stock (and may be required to acquire up to an additional $81.3 million of NRT preferred stock). We received preferred dividend payments of $15.4 million and $5.2 million during the years ended 1998 and 1997, respectively. On February 9, 1999, we executed new agreements with NRT, which among other things, increased the term of each of the three franchise agreements under which NRT operates from 40 years to 50 years.

In connection with the aforementioned agreements, at our election, we will participate in NRT's acquisitions by acquiring up to an aggregate $946.3 million (plus an additional $500.0 million if certain conditions are met) of intangible assets, and in some cases mortgage operations, of real estate brokerage firms acquired by NRT. Through December 31, 1998, we acquired $445.7 million of such mortgage operations and intangible assets, (primarily franchise agreements) associated with real estate brokerage companies acquired by NRT, which brokerage companies will become subject to the NRT 50-year franchise agreements. In February 1999, NRT entered into an agreement with us whereby we made an upfront payment of $30.0 million to NRT for services to be provided by NRT to us related to the identification of potential acquisition candidates, the negotiation of agreements and other services in connection with future brokerage acquisitions by NRT. Such fee is refundable in the event the services are not provided.

Other. We acquired certain entities in 1997 for an aggregate purchase price of $289.5 million, comprised of $267.9 million in cash and $21.6 million in our common stock (0.9 million shares).


1996 PURCHASE ACQUISITIONS AND INVESTMENTS

RCI. In November 1996, we completed the acquisition of all the outstanding capital stock of RCI for $487.1 million comprised of $412.1 million in cash and $75.0 million (approximately 2.4 million shares) in our common stock plus contingent payments of up to $200.0 million over a five year period. (We made a contingent payment of $100.0 million during the first quarter of 1998). RCI is the world's largest provider of timeshare exchange.

Avis. In October 1996, we completed the acquisition of all of the outstanding capital stock of Avis, including payments under certain employee stock plans of Avis and the redemption of a certain series of preferred stock of Avis for $806.5 million. The purchase price was comprised of approximately $367.2 million in cash, $100.9 million in indebtedness and $338.4 million (approximately 11.1 million shares) in our common stock. Subsequently, we made contingent cash payments of $26.0 million in 1996 and $60.8 million in 1997. The contingent payments made in 1997 represented the incremental amount of value attributable to our common stock as of the stock purchase agreement date in excess of the proceeds realized upon subsequent sale of our common stock.

Upon entering into a definitive merger agreement to acquire Avis, we announced our strategy to dilute our interest in the Avis car rental operations while retaining assets associated with the franchise, including trademarks, reservation system assets and franchise agreements with ARAC and other licensees. In September 1997, ARAC (the company which operated the rental car operations of Avis) completed an initial public offering ("IPO") which resulted in a 72.5% dilution of our equity interest in ARAC. Net proceeds from the IPO of $359.3 million were retained by ARAC. In March 1998, we sold one million shares of Avis common stock and recognized a pre-tax gain of approximately $17.7 million. At December 31, 1998, our interest in ARAC was approximately 22.6%. In January 1999, our equity interest was further diluted to 19.4% as a result of our sale of an additional 1.3 million shares of Avis common stock.

Coldwell Banker. In May 1996, we acquired by merger Coldwell Banker, the largest gross revenue producing residential real estate company in North America and a leading provider of corporate relocation services. We paid $640.0 million in cash for all of the outstanding capital stock of Coldwell Banker and repaid $105.0 million of Coldwell Banker indebtedness. The aggregate purchase price for the transaction was financed through the May 1996 sale of an aggregate 46.6 million shares of our common stock generating $1.2 billion of proceeds pursuant to a public offering.

Other. During 1996, we acquired certain other entities for an aggregate purchase price of $281.5 million comprised of $224.0 million in cash, $52.5 million of our common stock (2.5 million shares) and $5.0 million of notes.

FINANCING (EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAM FINANCING)

We believe that we have sufficient liquidity and access to liquidity through various sources, including our ability to access public equity and debt markets and financial institutions. We currently have a $1.25 billion term loan facility in place as well as committed back-up facilities totaling $1.75 billion, of which $1.705 billion is currently undrawn and available. Long-term debt increased $2.1 billion to $3.4 billion at December 31, 1998 when compared to amounts outstanding at December 31, 1997, primarily as a result of borrowings in 1998 to finance acquisitions and the repurchase of our common stock under a share repurchase program. Our long-term debt, including current portion at December 31, 1998 substantially consisted of $2.1 billion of publicly issued fixed rate debt and $1.25 billion of borrowings under a term facility.


TERM LOAN FACILITIES

On May 29, 1998, we entered into a 364 day term loan agreement with a syndicate of financial institutions which provided for borrowings of $3.25 billion (the "Term Loan Facility"). The Term Loan Facility, as amended, incurred interest based on the London Interbank Offered Rate ("LIBOR") plus a margin of approximately 87.5 basis points. At December 31, 1998, borrowings under the Term Loan Facility of $1.25 billion were classified as long-term based on our proven intent and ability to refinance such borrowings on a long-term basis.

On February 9, 1999, we replaced the Term Loan Facility with a new two year term loan facility (the "New Facility") which provides for borrowings of $1.25 billion. The New Facility bears interest at LIBOR plus a margin of approximately 100 basis points and is payable in five consecutive quarterly installments beginning on the first anniversary of the closing date. The New Facility contains certain restrictive covenants, which are substantially similar to and consistent with the covenants in effect for our existing revolving credit agreements. We used $1.25 billion of the proceeds from the New Facility to refinance the majority of the outstanding borrowings under the Term Loan Facility.


CREDIT FACILITIES

Our primary credit facility, as amended, consists of (i) a $750.0 million, five year revolving credit facility (the "Five Year Revolving Credit Facility") and
(ii) a $1.0 billion, 364 day revolving credit facility (the "364 Day Revolving Credit Facility") (collectively the "Revolving Credit Facilities"). The 364 Day Revolving Credit Facility will mature on October 29, 1999 but may be renewed on an annual basis for an additional 364 days upon receiving lender approval. The Five Year Revolving Credit Facility will mature on October 1, 2001. Borrowings under the Revolving Credit Facilities, at our option, bear interest based on competitive bids of lenders participating in the facilities, at prime rates or at LIBOR, plus a margin of approximately 75 basis points. We are required to pay a per annum facility fee of .175% and .15% of the average daily unused commitments under the Five Year Revolving Credit Facility and 364 Day Revolving Credit Facility, respectively. The interest rates and facility fees are subject to change based upon credit ratings on our senior unsecured long-term debt by nationally recognized debt rating agencies. The Revolving Credit Facilities contain certain restrictive covenants including restrictions on indebtedness, mergers, liquidations and sale and leaseback transactions and requires the maintenance of certain financial ratios, including a 3:1 minimum interest coverage ratio and a maximum debt-to-capitalization ratio of 0.5:1. At December 31, 1998, we had no outstanding borrowings under the Revolving Credit Facilities.


7 1/2% AND 7 3/4% SENIOR NOTES

On November 17, 1998, we filed an amended shelf registration statement with the SEC for the aggregate issuance of up to $3.0 billion of debt and equity securities. On November 24, 1998, we priced a total of $1.55 billion of Senior Notes (the "Notes") in a two-part issue. The first issue, $400.0 million principal amount of 7 1/2% Senior Notes due December 1, 2000, was priced to yield 7.545%. The second issue, $1.15 billion principal amount of 7 3/4% Senior Notes due December 1, 2003, was priced to yield 7.792%. Interest on the Notes will be payable on June 1 and December 1 of each year, beginning on June 1, 1999. The

Notes may be redeemed, in whole or in part, at any time, at our option at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (i) the face value of the Notes or
(ii) the sum of the present values of the remaining scheduled payments discounted at the treasury rate plus a spread as defined in the indenture. The offering was a component of a plan designed to refinance an aggregate of $3.25 billion of borrowings under our former Term Loan Facility, based on provisions contained in the indenture. Net proceeds from the offering were used to repay $1.3 billion of borrowings under the Term Loan Facility and for general corporate purposes, which included the purchase of our common stock.


FELINE PRIDES AND TRUST PREFERRED SECURITIES

On March 2, 1998, Cendant Capital I (the "Trust"), a statutory business Trust formed under the laws of the State of Delaware and our wholly-owned consolidated subsidiary, issued 29.9 million FELINE PRIDES and 2.3 million trust preferred securities and received approximately $1.5 billion in gross proceeds therefrom. The Trust invested the proceeds in our 6.45% Senior Debentures due 2003 (the "Debentures), which represents the sole asset of the Trust. The obligations of the Trust related to the FELINE PRIDES and trust preferred securities are unconditionally guaranteed by us to the extent we makes payments pursuant to the Debentures. The issuance of the FELINE PRIDES and trust preferred securities, resulted in the utilization of approximately $3.0 billion of availability under a $4.0 billion shelf registration statement. Upon issuance, the FELINE PRIDES consisted of 27.6 million Income PRIDES and
2.3 million Growth PRIDES (Income PRIDES and Growth PRIDES hereinafter referred to as "PRIDES"), each with a face amount of $50 per PRIDE. The Income PRIDES consist of trust preferred securities and forward purchase contracts under which the holders are required to purchase our common stock in February 2001. The Growth PRIDES consist of zero coupon U.S. Treasury securities and forward purchase contracts under which the holders are required to purchase our common stock in February 2001. The stand-alone trust preferred securities and the trust preferred securities forming a part of the Income PRIDES, each with a face amount of $50, bear interest, in the form of preferred stock dividends, at the annual rate of 6.45%, payable in cash. Payments under the forward purchase contract forming a part of the Income PRIDES will be made by us in the form of a contract adjustment payment at an annual rate of 1.05%. Payments under the forward purchase contract forming a part of the Growth PRIDES will be made by us in the form of a contract adjustment payment at an annual rate of 1.30%. The forward purchase contracts require the holder to purchase a minimum of 1.0395 shares and a maximum of 1.3514 shares of our common stock per PRIDES security, depending upon the average of the closing price per share of our common stock for a 20 consecutive day period ending in mid-February of 2001. We have the right to defer the contract adjustment payments and the payment of interest on its Debentures to the Trust. Such election will subject us to certain restrictions, including restrictions on making dividend payments on our common stock until all such payments in arrears are settled.

On March 17, 1999, we reached a final agreement to settle a class action lawsuit that was brought on behalf of the holders of PRIDES securities who purchased their securities on or prior to April 15, 1998. We originally announced a preliminary agreement in principle to settle such lawsuit on January 7, 1999. The final agreement maintained the basic structure and accounting treatment as the preliminary agreement. Under the terms of the final agreement, only holders who owned PRIDES at the close of business on April 15, 1998 will be eligible to receive a new additional "Right" for each PRIDES security held. At any time during the life of the Rights (expires February
2001), holders may (i) sell them or (ii) exercise them by delivering to us three Rights together with two PRIDES in exchange for two new PRIDES (the "New PRIDES"). The terms of the New PRIDES will be the same as the original PRIDES except that the conversion rate will be revised so that, at the time the Rights are distributed, each New PRIDES will have a value equal to $17.57 more than each original PRIDES, or, in the aggregate, approximately $351.0 million. The settlement resulted in a net increase to shareholders' equity of $121.8 million. The final agreement also requires us to offer to sell four million additional PRIDES (having identical terms to currently outstanding PRIDES) ("Additional PRIDES") to holders of Rights for cash, at a value which will be based on the valuation model that was utilized to set the conversion rate of the New PRIDES. Based on that valuation model, the currently outstanding PRIDES have a theoretical value of $28.07, based on the closing price of our common stock of $16.6875 per share on

March 17, 1999. The offering of Additional PRIDES will be made only pursuant to a prospectus filed with the SEC. We currently expect to use the proceeds of such an offering to repurchase our common stock and for other general corporate purposes. The arrangement to offer Additional PRIDES is designed to enhance the trading value of the Rights by removing up to six million Rights from circulation via exchanges associated with the offering and to enhance the open market liquidity of New PRIDES by creating four million New PRIDES via exchanges associated with the offering. If holders of Rights do not acquire all such PRIDES, they will be offered to the public. Under the settlement agreement, we also agreed to file a shelf registration statement for an additional 15 million PRIDES, which could be issued by us at any time for cash. However, during the last 30 days prior to the expiration of the Rights in February 2001, we will be required to make these additional PRIDES available to holders of Rights at a price in cash equal to 105% of the theoretical value of the Additional PRIDES as of a specified date. The PRIDES, if issued, would have the same terms as the currently outstanding PRIDES and could be used to exercise Rights. Based on a market price of $16.6875 per share of our common stock on March 17, 1999, the effect of the issuance of the New PRIDES will be to distribute approximately 19 million more shares of our common stock when the mandatory purchase of our common stock associated with the PRIDES occurs in February 2001. This represents approximately 2% more shares of our common stock than are currently outstanding.

The Rights will be distributed following final court approval of the settlement and after the effectiveness of the registration statement filed with the SEC covering the New PRIDES. It is presently expected that if the court approves the settlement and such conditions are fulfilled, the Rights will be distributed in August or September 1999. This summary of the settlement does not constitute an offer to sell any securities, which will only be made by means of a prospectus after a registration statement is filed with the SEC. There can be no assurance that the court will approve the agreement or that the conditions contained in the agreement will be fulfilled.


DEBT RETIREMENTS

On December 15, 1998, we repaid the $150.0 million principal amount of our 5 7/8% Senior Notes outstanding in accordance with the provisions of the indenture agreement.

On May 4, 1998, we redeemed all of our outstanding ($144.5 million principal amount) 4 3/4% Convertible Senior Notes due 2003 at a price of 103.393% of the principal amount, together with interest accrued to the redemption date. Prior to the redemption date, during 1998, $95.5 million of such notes were exchanged for 3.4 million shares of our common stock.

    On April 8, 1998, we exercised our option to call our 6 1/2% Convertible Subordinated Notes (the "6 1/2% Notes") for redemption on May 11, 1998, in accordance with the provisions of the indenture relating to the 6 1/2% Notes. Prior to the redemption date, during 1998, all of the outstanding 6 1/2% Notes were converted into 2.1 million shares of our common stock.


FINANCING RELATED TO MANAGEMENT AND MORTGAGE PROGRAMS

Our PHH subsidiary operates our mortgage, fleet and relocation services businesses as a separate public reporting entity and supports purchases of leased vehicles, originated mortgages and advances under relocation contracts primarily by issuing commercial paper and medium term notes and maintaining securitized obligations. Such financing is not classified based on contractual maturities, but rather is included in liabilities under management and mortgage programs rather than long-term debt since such debt corresponds directly with high quality related assets. PHH continues to pursue opportunities to reduce its borrowing requirements by securitizing increasing amounts of its high quality assets. Additionally, we entered into a three year agreement effective May 1998 and expanded in December 1998 under which an unaffiliated Buyer (the "Buyer") committed to purchase, at our option, mortgage loans originated by us on a daily basis, up to the Buyer's asset limit of $2.4 billion. Under the terms of this sale agreement, we retain the servicing rights on the mortgage loans sold to the Buyer and provide the Buyer with options to sell or securitize the mortgage loans into the secondary market. At December 31, 1998, we were servicing approximately $2.0 billion of mortgage loans owned by the Buyer.

PHH debt is issued without recourse to the parent company. PHH subsidiary expects to continue to maximize its access to global capital markets by maintaining the quality of its assets under management.

This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, our PHH subsidiary utilizes the United States, European and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, our PHH subsidiary will continue to utilize the public and private debt markets as sources of financing. Augmenting these sources, our PHH subsidiary will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. PHH's aggregate borrowings at December 31, 1998 and 1997 were as follows:




                                1998       1997
(In billions)                 --------   --------
  Commercial paper              $2.5       $2.6
  Medium-term notes              2.3        2.7
  Securitized obligations        1.9         --
  Other                          0.2        0.3
                               -----       ----
                              $  6.9      $ 5.6
                              ======      =====

PHH filed a shelf registration statement with the SEC, effective March 2, 1998, for the aggregate issuance of up to $3.0 billion of medium-term note debt securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. The proceeds will be used to finance assets PHH manages for its clients and for general corporate purposes. As of December 31, 1998, PHH had approximately $1.6 billion of medium-term notes outstanding under this shelf registration statement.


SECURITIZED OBLIGATIONS

Our PHH subsidiary maintains four separate financing facilities, the outstanding borrowings of which are securitized by corresponding assets under management and mortgage programs. The collective weighted average interest rate on such facilities was 5.8% at December 31, 1998. Such securitized obligations are described below.

Mortgage Facility. In December 1998, our PHH subsidiary entered into a 364 day financing agreement to sell mortgage loans under an agreement to repurchase (the "Agreement") such mortgages. The Agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the Agreement. The total commitment under this Agreement is $500.0 million. Mortgage loans financed under this Agreement at December 31, 1998 totaled $378.0 million.

Relocation Facilities. Our PHH subsidiary entered into a 364 day asset securitization agreement effective December 1998 under which an unaffiliated buyer has committed to purchase an interest in the rights to payment related to certain relocation receivables of PHH. The revolving purchase commitment provides for funding up to a limit of $325.0 million. Under the terms of this agreement, our PHH subsidiary retains the servicing rights related to the relocation receivables. At December 31, 1998, our PHH subsidiary was servicing $248.0 million of assets which were funded under this agreement.

Our PHH subsidiary also maintains an asset securitization agreement, with a separate unaffiliated buyer, which has a purchase commitment up to a limit of $350.0 million. The terms of this agreement are similar to the aforementioned facility, with PHH retaining the servicing rights on the right of payment. At December 31, 1998, our PHH subsidiary was servicing $171.0 million of assets eligible for purchase under this agreement.

Fleet Facilities. In December 1998, our PHH subsidiary entered into two secured financing transactions each expiring five years from the effective agreement date through its two wholly-owned subsidiaries, TRAC Funding and TRAC Funding
II. Secured leased assets (specified beneficial interests in a trust which owns the leased vehicles and the leases) totaling $600.0 million and $725.3 million, respectively, were contributed to the subsidiaries by PHH. Loans to TRAC Funding and TRAC Funding II, were funded by commercial paper conduits in the amounts of $500.0 million and $604.0 million, respectively, and were secured by the specified beneficial interests. Monthly loan repayments conform to the amortization of the leased vehicles with the repayment of the outstanding loan balance required at time of disposition of the vehicles. Interest on the loans is based upon the conduit commercial paper issuance cost and committed bank lines priced on a LIBOR basis. Repayments of loans are limited to the cash flows generated from the leases represented by the specified beneficial interests.


OTHER

To provide additional financial flexibility, PHH's current policy is to ensure that minimum committed facilities aggregate 100 percent of the average amount of outstanding commercial paper. PHH maintains $2.65 billion of unsecured committed credit facilities, which are backed by domestic and foreign banks. The facilities are comprised of $1.25 billion of syndicated lines of credit maturing in March 2000 and $1.25 billion of syndicated lines of credit maturing in the year 2002. In addition, PHH has a $150.0 million revolving credit facility, which matures in December 1999, and other uncommitted lines of credit with various financial institutions, which were unused at December 31, 1998. Management closely evaluates not only the credit of the banks but also the terms of the various agreements to ensure ongoing availability. The full amount of PHH's committed facilities at December 31, 1998 was undrawn and available. Our management believes that our current policy provides adequate protection should volatility in the financial markets limit PHH's access to commercial paper or medium-term notes funding. PHH continuously seeks additional sources of liquidity to accommodate PHH asset growth and to provide further protection from volatility in the financial markets.

In the event that the public debt market is unable to meet PHH's funding needs, we believe that PHH has appropriate alternative sources to provide adequate liquidity, including current and potential future securitized obligations and its $2.65 billion of revolving credit facilities.

PHH minimizes its exposure to interest rate and liquidity risk by effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources, and securing available credit under committed banking facilities.

On July 10, 1998, PHH entered into a Supplemental Indenture No. 1 (the "Supplemental Indenture") with The First National Bank of Chicago, as trustee, under the Senior Indenture dated as of June 5, 1997, which formalizes PHH's policy of limiting the payment of dividends and the outstanding principal balance of loans to us to 40% of consolidated net income (as defined in the Supplemental Indenture) for each fiscal year. The Supplemental Indenture prohibits PHH from paying dividends or making loans to us if upon giving effect to such dividends and/or loan, PHH's debt to equity ratio exceeds 8 to 1, at the time of the dividend or loan, as the case may be.


LITIGATION

On April 15, 1998, we publicly announced that we discovered accounting irregularities in the former business units of CUC. Such discovery prompted investigations into such matters by us and the Audit Committee of our Board of Directors. As a result of the findings from the investigations, we restated our previously reported financial results for 1997, 1996 and 1995. Since such announcement, more than 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on our behalf and three individual lawsuits have been filed in various courts against us and other defendants. With the exception of an action pending in the Delaware Chancery Court and an action filed in the Superior Court of New Jersey that has been dismissed, these actions were all filed in or transferred to the United States District Court for the District of New Jersey, where they are pending before Judge William H. Walls and Magistrate Judge Joel A. Pisano. The Court has ordered consolidation of many of the actions.

The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised us that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. While we made all adjustments considered necessary as a result of the findings from the Investigations in restating our financial statements, we can provide no assurances that additional adjustments will not be necessary as a result of these government investigations.

On October 14, 1998, an action claiming to be a class action was filed against us and four of our former officers and directors. The complaint claims that we made false and misleading public announcements and filings with the SEC in connection with our proposed acquisition of American Bankers allegedly in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and that the plaintiff and the alleged class members purchased American Bankers' securities in reliance on these public announcements and filings at inflated prices.

As previously disclosed, we reached an agreement with plaintiffs' counsel representing the class of holders of our PRIDES securities who purchased their securities on or prior to April 15, 1998 to settle their class action lawsuit against us through the issuance of a new "Right" for each PRIDES security held. See "Liquidity and Capital Resources -- FELINE PRIDES and Trust Preferred Securities" for a more detailed description of the settlement.

Other than the PRIDES class action litigation, we do not believe that it is feasible to predict or determine the final outcome of these proceedings or investigations or to estimate the amounts or potential range of loss with respect to these proceedings or investigations. The possible outcomes or resolutions of the proceedings could include a judgment against us or settlements and could require substantial payments by us. In addition, the timing of the final resolution of the proceedings or investigations is uncertain. We believe that material adverse outcomes with respect to such proceedings or investigations could have a material impact on our financial condition, results of operations and cash flows.


CREDIT RATINGS

In October 1998, Duff & Phelps Credit Rating Co. ("DCR"), Standard & Poor's Corporation ("S&P"), and Moody's Investors Service Inc. ("Moody's") reduced our long-term debt credit rating to A- from A, BBB from A, and Baa1 from A3, respectively. In October 1998, Moody's and S&P reduced PHH's long-term and short-term debt ratings to A3/P2 and A-/A2 from A2/P1 and A+/A1, respectively. PHH's long-term and short-term credit ratings remain A+/F1 and A+/D1 with Fitch IBCA and DCR, respectively. While the recent downgrading caused us to incur an increase in cost of funds, we believe our sources of liquidity continue to be adequate. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time.)


REPRICING OF STOCK OPTIONS

On September 23, 1998, the Compensation Committee of our Board of Directors approved a program to effectively reprice certain Company stock options granted to our middle management during December 1997 and the first quarter of 1998. Such options were effectively repriced on October 14, 1998 at $9.8125 per share (the "New Price"), which was the fair market value (as defined in the option plans) on the date of such repricing. On September 23, 1998, the Compensation Committee also modified the terms of certain options held by certain of our executive officers and senior managers subject to certain conditions including revocation of a portion of existing options. Additionally, a management equity ownership program was adopted that requires these executive officers and senior managers to acquire our common stock at various levels commensurate with their respective compensation levels. The option modifications were accomplished by canceling existing options and issuing a lesser amount of new options at the New Price and, with respect to certain options of executive officers and senior managers, at prices above the New Price.


SHARE REPURCHASE PROGRAM

We have completed the repurchase of our common stock pursuant to a $1.0 billion repurchase program, authorized by our Board of Directors in October 1998. During the first quarter of 1999, our Board of Directors authorized an additional $400.0 million to be repurchased under such program. We continue to execute this program through open-market purchases or privately negotiated transactions, subject to bank credit facility covenants and certain rating agency constraints. As of March 11, 1999, we had repurchased a total of $1.3 billion of our common stock, reducing our outstanding shares by 64.2 million shares. As of December 31, 1998, we had repurchased a total of 13.4 million shares costing $257.7 million.

CASH FLOWS (1998 VS. 1997)

We generated $808.0 million of cash flows from operations in 1998 representing a $405.0 million decrease from 1997. The decrease in cash flows from operations was primarily due to a $391.7 million net increase in mortgage loans held for sale due to increased mortgage loan origination volume.

We used $4.4 billion of cash flows for investing activities in 1998, principally consisting of a $1.5 billion net investment in assets under management and mortgage programs and $2.9 billion of acquisitions and acquisition related payments, which included the acquisitions of NPC and Jackson Hewitt. In 1997, we used $2.3 billion for investing activities including a $1.5 billion net investment in assets under management and mortgage programs and $568.2 million of acquisitions and acquisition related payments. In 1998, cash flows from financing activities of approximately $4.7 billion included $1.55 billion of proceeds from public offerings of senior debt, $3.25 billion of term loan borrowings and $1.4 billion of proceeds from the issuance of FELINE PRIDES and Trust Preferred Securities. Gross cash flows from financing activities were partially offset by $2.0 billion of term loan repayments, $257.7 million of our common stock purchases, and principal repayments of $150.0 million and $144.5 million pertaining to the outstanding
5 7/8% Senior Notes and the 4 3/4% Notes, respectively. Additionally, in 1998 management and mortgage program financing consisted of $1.1 billion of net borrowings which funded our investments in assets under management and mortgage programs. In 1997, cash flows from financing activities of $900.1 million primarily consisted of net borrowings totaling $435.9 million including net proceeds of $543.2 million from the issuance of the 3% Convertible Subordinated Notes in February 1997 and $509.9 million of net borrowings which funded purchases of assets under management and mortgage programs.


CAPITAL EXPENDITURES

In 1998, $355.2 million was invested in property and equipment to support operational growth and enhance marketing opportunities. In addition, technological improvements were made to improve operating efficiencies. Capital spending in 1998 included the development of integrated business systems within the Relocation segment as well as investments in systems and office expansion to support growth in the Mortgage segment. We expect to reduce our level of capital spending by approximately 25% in 1999.


YEAR 2000 COMPLIANCE

The following disclosure also constitutes a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

The Year 2000 presents the risk that information systems will be unable to recognize and process date-sensitive information properly from and after January 1, 2000. To minimize or eliminate the effect of the Year 2000 risk on our business systems and applications, we are continually identifying, evaluating, implementing and testing changes to our computer systems, applications and software necessary to achieve Year 2000 compliance. We implemented a Year 2000 initiative in March 1996 that has now been adopted by all of our business units. As part of such initiative, we have selected a team of managers to identify, evaluate and implement a plan to bring all of our critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The Year 2000 initiative consists of four phases: (i) identification of all critical business systems subject to Year 2000 risk (the "Identification Phase"); (ii) assessment of such business systems and applications to determine the method of correcting any Year 2000 problems (the "Assessment Phase"); (iii) implementing the corrective measures (the "Implementation Phase"); and (iv) testing and maintaining system compliance (the "Testing Phase"). We have substantially completed the Identification and Assessment Phases and have identified and assessed five areas of risk: (i) internally developed business applications; (ii) third party vendor software, such as business applications, operating systems and special function software;
(iii) computer hardware components; (iv) electronic data transfer systems between us and our customers; and (v) embedded systems, such as phone switches, check writers and alarm systems. Although no assurances can be made, we believe that we have identified substantially all of our systems, applications and related software that are subject to Year 2000 compliance risk and have either implemented or initiated the implementation of a plan to correct such systems that are not Year 2000 compliant. In addition, as part of our assessment process we are developing contingency plans as necessary. Substantially all of our mission critical systems have been remediated during 1998. However, we cannot directly control the timing of certain vendor products and in certain situations, exceptions have been authorized. We are closely monitoring those situations and intend to complete testing efforts and any contingency implementation efforts prior to December 31, 1999. Although we have begun the Testing Phase, we do not anticipate completion of the Testing Phase until sometime prior to December 1999.

We rely on third party service providers for services such as telecommunications, internet service, utilities, components for our embedded and other systems and other key services. Interruption of those services due to Year 2000 issues could have a material adverse impact on our operations. We have initiated an evaluation of the status of such third party service providers' efforts to determine alternative and contingency requirements.
While approaches to reducing risks of interruption of business operations vary by business unit, options include identification of alternative service providers available to provide such services if a service provider fails to become Year 2000 compliant within an acceptable timeframe prior to December 31, 1999.

The total cost of our Year 2000 compliance plan is anticipated to be $55.0 million. Approximately $30.0 million of these costs had been incurred through December 31, 1998, and we expect to incur the balance of such costs to complete the compliance plan. We have been expensing and capitalizing the costs to complete the compliance plan in accordance with appropriate accounting policies. Variations from anticipated expenditures and the effect on our future results of operations are not anticipated to be material in any given year. However, if Year 2000 modifications and conversions are not made including modifications by our third party service providers, or are not completed in time, the Year 2000 problem could have a material impact on our operations, cash flows and financial condition. At this time we believe the most likely "worst case" scenario involves potential disruptions in our operations as a result of the failure of services provided by third parties.

The estimates and conclusions herein are forward-looking statements and are based on our best estimates of future events. Risks of completing the plan include the availability of resources, the ability to discover and correct the potential Year 2000 sensitive problems which could have a serious impact on certain operations and the ability of our service providers to bring their systems into Year 2000 compliance.


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". We will adopt SFAS No. 133 effective January 1, 2000. SFAS No. 133 requires us to record all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. If the derivative does not qualify as a hedging instrument, the change in the derivative fair values will be immediately recognized as gain or loss in earnings. If the derivative does qualify as a hedging instrument, the gain or loss on the change in the derivative fair values will either be recognized (i) in earnings as offsets to the changes in the fair value of the related item being hedged or (ii) be deferred and recorded as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transactions occur. We have not yet determined what impact the adoption of SFAS No. 133 will have on our financial statements.

In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", effective for the first fiscal quarter after December 15, 1998. We will adopt SFAS No. 134 effective January 1, 1999. SFAS No. 134 requires that after the securitization of mortgage loans, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other interests based on its ability and intent to sell or hold those investments. On the date SFAS No. 134 is initially applied, we will reclassify mortgage-backed securities and other interests retained after the securitization of mortgage loans from the trading to the available for sale category. Subsequent accounting that results from implementing SFAS No. 134 shall be accounted for in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

FORWARD LOOKING STATEMENTS

We make statements about our future results in this Annual Report that may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed our implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

 o the resolution or outcome of the pending litigation and government investigations relating to the previously announced accounting irregularities;

 o uncertainty as to our future profitability and our ability to integrate and operate successfully acquired businesses and the risks associated with such businesses, including the merger that created Cendant and the National Parking Corporation acquisition;

 o our ability to successfully divest non-core assets and implement our new internet strategy;

 o our ability to develop and implement operational and financial systems to manage rapidly growing operations;

 o competition in our existing and potential future lines of business;

 o our ability to obtain financing on acceptable terms to finance our growth strategy and for us to operate within the limitations imposed by financing arrangements; and

 o our ability and our vendors; franchisees' and customers' ability to complete the necessary actions to achieve a Year 2000 conversion for computer systems and applications.

We derived the forward-looking statements in this Annual Report from the foregoing factors and from other factors and assumptions, and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. We assume no obligation to publicly correct or update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or if we later become aware that they are not likely to be achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In recurring operations, we must deal with effects of changes in interest rates and currency exchange rates. The following discussion presents an overview of how such changes are managed and a view of their potential effects.

We use various financial instruments, particularly interest rate and currency swaps and currency forwards, to manage our respective interest rate and currency risks. We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market-making or other speculative activities in the derivatives markets. Established practices require that derivative financial instruments relate to specific asset, liability or equity transactions or to currency exposures. More detailed information about these financial instruments, as well as the strategies and policies for their use, is provided in Notes 15 and 16 to the financial statements.

The SEC requires that registrants include information about potential effects of changes in interest rates and currency exchange in their financial statements. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock tests," which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for interest rate and currencies may have some limited use as benchmarks, they should not be viewed as forecasts.

 o One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical 10% change (decrease) in interest rates across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such a decrease would not adversely impact our 1999 net earnings based on year-end 1998 positions.

 o One means of assessing exposure to changes in currency exchange rates is to model effects on future earnings using a sensitivity analysis. Year-end 1998 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify our assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% change (decrease) in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would not adversely impact our 1999 net earnings based on year-end 1998 positions.

The categories of primary market risk exposure to us are: (i) long-term U.S. interest rates due to mortgage loan origination commitments and an investment in mortgage loans held for resale; (ii) short-term interest rates as they impact vehicle and relocation receivables; and (iii) LIBOR and commercial paper interest rates due to their impact on variable rate borrowings.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements and Financial Statement Schedule Index commencing on page F-1 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required herein has been previously reported on our Form 10-K/A for the year ended December 31, 1997.


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


ITEM 14(B) REPORTS ON FORM 8K


     On October 5, 1998, we filed a current report on Form 8-K to report under
Item 5 the termination of our agreement to purchase Providian Auto and Home Insurance Company.


     On October 14, 1998, we filed a current report on Form 8-K to report under
Item 5 its intention to file financial statements of NPC.


     On October 14, 1998, we filed a current report on Form 8-K to report under
Item 5 the termination of its agreement to purchase American Bankers Insurance Group, Inc. and its intention to repurchase up to $1 billion of common stock.


     On October 21, 1998, we filed a current report on Form 8-K to report under
Item 5 the filing of financial schedules summarizing restated revenue and EDITDA by business segment for all four quarters of 1997 and the first and second quarters of 1998.


     On November 4, 1998, we filed a current report on Form 8-K to report the unaudited pro forma financial statements of the Company giving effect to the acquisition of NPC for the year ended December 31, 1997 and for the six months ended June 30, 1998. We also filed the consolidated financial statements of NPC for the 52-week period ended March 27, 1998.


     On November 6, 1998, we filed a current report on Form 8-K to report its third quarter results for the quarter ending September 30, 1998. The Company also reported the execution of certain amendments to its credit facilities.


     On November 16, 1998, we filed a current report on Form 8-K to file the unaudited pro forma financial statements of the Company giving effect to the acquisition of NPC for the year ended December 31, 1997 and the nine months ended September 30, 1998.


     On November 24, 1998, we filed a current report on Form 8-K announcing the execution of a definitive agreement to sell the Company's consumer software division for $800 million in cash plus potential future cash payments of up to approximately $200 million.


     On December 4, 1998, we filed a current report on Form 8-K to file certain required opinions and consents in connection with the sale of the Company's
7 1/2% Notes due 2000 and its 7 3/4% Notes due 2003.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CENDANT CORPORATION



                                        By: /S/ James E. Buckman
                                            -----------------------------------
                                            James E. Buckman
                                            Vice Chairman and General Counsel
                                            Date: March 29, 1999


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE
-----------


/s/ Henry R. Silverman        Chairman of the Board, President,     March 29, 1999
-------------------------     Chief Executive Officer and
(Henry R. Silverman)          Director

/s/ James E. Buckman          Vice Chairman, General Counsel        March 29, 1999
-------------------------     and Director
(James E. Buckman)

/s/ Stephen P. Homes          Vice Chairman and Director            March 29, 1999
-------------------------
(Stephen P. Holmes)

/s/ Robert D. Kunisch         Vice Chairman and Director            March 29, 1999
-------------------------
(Robert D. Kunisch)

/s/ Michael P. Monaco         Vice Chairman and Director            March 29, 1999
-------------------------
(Michael P. Monaco)

/s/ David M. Johnson          Senior Executive Vice President       March 29, 1999
-------------------------     and Chief Financial Officer
(David M. Johnson)            (Principal Financial Officer)

/s/ Tobia Ippolito            Senior Vice President and Corporate   March 29, 1999
-------------------------     Controller (Principal Accounting
                              Officer)

                              Director                              March 29, 1999
-------------------------
(John D. Snodgrass)

/s/ Leonard S. Coleman        Director                              March 29, 1999
-------------------------
(Leonard S. Coleman)

                              Director                              March 29, 1999
-------------------------
(Martin L. Edelman)

SIGNATURE                        TITLE              DATE
------------------------------   ----------   ---------------
/s/ Carole G. Hankin             Director     March 29, 1999
-------------------------
Dr. Carole G. Hankin)

/s/ Brian Mulroney               Director     March 29, 1999
-------------------------
(The Rt. Hon. Brian Mulroney,
P.C., LL.D)

/s/ Robert W. Pittman            Director     March 29, 1999
-------------------------
(Robert W. Pittman)

/s/ E. John Rosenwald, Jr.       Director     March 29, 1999
-------------------------
(E. John Rosenwald, Jr.)

/s/ (Robert P. Rittereiser       Director     March 29, 1999
-------------------------
(Robert P. Rittereiser)

/s/ Leonard Schutzman            Director     March 29, 1999
-------------------------
(Leonard Schutzman)

/s/ Robert F. Smith              Director     March 29, 1999
-------------------------
(Robert F. Smith)

/s/ Craig R. Stapleton           Director     March 29, 1999
-------------------------
(Craig R. Stapleton)

/s/ Robert E. Nederlander        Director     March 29, 1999
-------------------------
(Robert E. Nederlander)

EXHIBITS:




   EXHIBIT NO.                                              DESCRIPTION
---------------- ------------------------------------------------------------------------------------------------
        2.1      Agreement and Plan of Merger, dated March 23, 1998 among the Company, Season
                 Acquisition Corp. and American Bankers Insurance Group, Inc. (incorporated by reference to Exhibit C2 to the Schedule 14D-1 (Amendment 31), dated March 23, 1998, filed by the Company and Season Acquisition Corp.)*
        3.1      Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company's PostEffective Amendment No. 2 on Form S-8
                 to the Registration Statement on Form S-4, No. 333-34517, dated December 17, 1997)*
        3.2      Amended and Restated ByLaws of the Company (incorporated by reference to Exhibit
                 3.1 to the Company's Current Report on Form 8-K dated August 4, 1998)*
        4.1      Form of Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement,
                 No. 33-44453, on Form S-4 dated December 19, 1991)*
        4.2      Indenture dated as of February 11, 1997, between CUC International Inc. and Marine
                 Midland Bank, as trustee (filed as Exhibit 4(a) to the Company's Report on Form 8-K filed February 13, 1997)*
        4.3      Indenture between HFS Incorporated and Continental Bank, National Association, as
                 trustee (Incorporated by reference to HFS Incorporated's Registration Statement on
                 Form S-1 (Registration No. 33-71736), Exhibit No. 4.1)*
        4.4      Indenture dated as of February 28, 1996 between HFS Incorporated and First Trust of
                 Illinois, National Association, as trustee (Incorporated by reference to HFS
                 Incorporated's Current Report on Form 8-K dated March 8, 1996, Exhibit 4.01)*
        4.5      Supplemental Indenture No. 1 dated as of February 28, 1996 between HFS Incorporated and First Trust of Illinois, National Association, as trustee (Incorporated by reference to
                 HFS Incorporated's Current Report on Form 8-K dated March 8, 1996, Exhibit 4.02)*
        4.6      Indenture, dated as of February 24, 1998, between the Company and The Bank of Novia
                 Scotia Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated March 6, 1998)*
        4.7      First Supplemental Indenture dated February 24, 1998, between the Company and The
                 Bank of Novia Scotia Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, dated March 6,
                 1998)*
        4.8      Amended and Restated Declaration of Trust of Cendant Capital I. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 6,
                 1998)*
        4.9      Preferred Securities Guarantee Agreement dated March 2, 1998, between by Cendant
                 Corporation and Wilmington Trust Company. (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 6, 1998)*
        4.10     Purchase Contract Agreement (including as Exhibit A the form of the Income PRIDES and as Exhibit B the form of the Growth PRIDES), dated March 2, 1998, between
                 Cendant Corporation and The First National Bank of Chicago (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated March 6,
                 1998)*
  10.1-10.38     Material Contracts, Management Contracts, Compensatory Plans and Arrangements

   EXHIBIT NO.                                          DESCRIPTION
---------------- ----------------------------------------------------------------------------------------
     10.1 (a)    Agreement with Henry R. Silverman, dated June 30, 1996 and as amended through
                 December 17, 1997 (filed as Exhibit 10.6 to the Company's Registration Statement on
                 Form S-4, Registration No. 333-34571)*
     10.1 (b)    Amendment to Agreement with Henry R. Silverman, dated December 31, 1998.
     10.2 (a)    Agreement with Stephen P. Holmes, dated September 12, 1997 (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-34571)*
     10.2 (b)    Amendment to Agreement with Stephen P. Holmes, dated January 11, 1999.
     10.3 (a)    Agreement with Michael P. Monaco, dated September 12, 1997 (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-4, Registration No. 333-34571)*
     10.3 (b)    Amendment to Agreement with Michael Monaco, dated December 23, 1998.
     10.4 (a)    Agreement with James E. Buckman, dated September 12, 1997 (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-4, Registration No. 333-34571)*
     10.4 (b)    Amendment to Agreement with James E. Buckman, dated January 11, 1999.
     10.5        1987 Stock Option Plan, as amended (filed as Exhibit 10.16 to the Company's Form 10-Q for the period ended October 31, 1996)*
     10.6        1990 Directors Stock Option Plan, as amended (filed as Exhibit 10.17 to the Company's
                 Form 10-Q for the period ended October 31, 1996)*
     10.7        1992 Directors Stock Option Plan, as amended (filed as Exhibit 10.18 to the Company's
                 Form 10-Q for the period ended October 31, 1996)*
     10.8        1994 Directors Stock Option Plan, as amended (filed as Exhibit 10.19 to the Company's
                 Form 10-Q for the period ended October 31, 1996)*
     10.9        1997 Stock Option Plan (filed as Exhibit 10.23 to the Company's Form 10-Q for the period ended April 30, 1997)*
     10.10       1997 Stock Incentive Plan (filed as Appendix E to the Joint Proxy Statement/ Prospectus included as part of the Company's Registration Statement, No. 333-34517, on Form S-4
                 dated August 28, 1997)*
     10.11       HFS Incorporated's Amended and Restated 1993 Stock Option Plan (Incorporated by
                 reference to HFS Incorporated's Registration Statement on Form S-8 (Registration
                 No. 33-83956), Exhibit 4.1)*
     10.12(a)    First Amendment to the Amended and Restated 1993 Stock Option Plan dated May 5,
                 1995. (Incorporated by reference to HFS Incorporated's Registration Statement on Form
                 S-8 (Registration No. 33-094756), Exhibit 4.1)*
     10.12(b)    Second Amendment to the Amended and Restated 1993 Stock Option Plan dated
                 January 22, 1996. (Incorporated by reference to the HFS Incorporated's Annual Report on Form 10-K for fiscal year ended December 31, 1995, Exhibit 10.21(b))*
     10.12(c)    Third Amendment to the Amended and Restated 1993 Stock Option Plan dated
                 January 22, 1996. (Incorporated by reference to the HFS Incorporated's Annual Report on Form 10-K for fiscal year ended December 31, 1995, Exhibit 10.21(c))*
     10.12(d)    Fourth Amendment to the Amended and Restated 1993 Stock Option Plan dated
                 May 20, 1996. (Incorporated by reference to HFS Incorporated's Registration Statement on Form S-8 (Registration No. 333-06733), Exhibit 4.5)*

   EXHIBIT NO.                                          DESCRIPTION
----------------- ---------------------------------------------------------------------------------------
    10.12(e)      Fifth Amendment to the Amended and Restated 1993 Stock Option Plan dated July 24,
                  1996 (Incorporated by reference to the HFS Incorporated's Annual Report on Form
                  10-K for fiscal year ended December 31, 1995, Exhibit 10.21(e))*
    10.12(f)      Sixth Amendment to the Amended and Restated 1993 Stock Option Plan dated
                  September 24, 1996 (Incorporated by reference to the HFS Incorporated's Annual
                  Report on Form 10-K for fiscal year ended December 31, 1995, Exhibit 10.21(e))*
    10.12(g)      Seventh Amendment to the Amended and Restated 1993 Stock Option Plan dated as of
                  April 30, 1997 (Incorporated by reference to the Company's Annual Report on Form
                  10-K for the fiscal year ended December 31, 1999, Exhibit 10.17(g))*
    10.12(h)      Eighth Amendment to the Amended and Restated 1993 Stock Option Plan dated as of
                  May 27, 1997 (Incorporated by reference to the Company's Annual Report on Form
                  10-K for the fiscal year ended December 31, 1997, Exhibit 10.17(h))*
    10.13         HFS Incorporated's 1992 Incentive Stock Option Plan and Form of Stock Option
                  Agreement. (Incorporated by reference to HFS Incorporated's Registration Statement on
                  Form S-1 (Registration No. 33-51422), Exhibit No. 10.6)*
    10.14         Cendant Corporation 1992 Employee Stock Plan (Incorporated by reference to Exhibit
                  4.1 of the Company's Registration Statement on Form S-8 dated January 29, 1998
                  (Registration No. 333-45183))*
    10.15         Cendant Corporation Deferred Compensation Plan
    10.16         Agreement and Plan of Merger, by and among HFS Incorporated, HJ Acquisition Corp.
                  and Jackson Hewitt, Inc., dated as of November 19, 1997. (Incorporated by reference to
                  Exhibit 10.1 to HFS Incorporated's Current Report on Form 8-K dated August 14, 1997,
                  File No. 111402)*
    10.17         Form of Underwriting Agreement for Debt Securities (Incorporated by reference to
                  Exhibit 1.1 to the Company's Registration Statement on Form S-3, Registration
                  No. 333-45227)*
    10.18         Underwriting Agreement dated February 24, 1998 among the Company, Cendant Capital
                  I, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Chase
                  Securities Inc. (Incorporated by reference to the Company's Form 8-K dated March 6,
                  1998, Exhibit 1.1)*
    10.19         Registration Rights Agreement dated as of February 11, 1997, between CUC
                  International Inc. and Goldman, Sachs & Co. (for itself and on behalf of the other purchasers party thereto)(filed as Exhibit 4(b) to the Company's Report on Form 8-K filed February 13, 1997)*
    10.20         Agreement and Plan of Merger between CUC International Inc. and HFS Incorporated, dated as of May 27, 1997 (filed as Exhibit 2.1 to the Company's Report on Form 8-K filed on May 29, 1997)*
    10.21(a)      $750,000,000 Five Year Revolving Credit and Competitive Advance Facility Agreement,
                  dated as of October 2, 1996, among the Company, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as
                  Administrative Agent and CAF Agent (Incorporated by reference to Exhibit (b)(1) to the Schedule 14-D1 filed by the Company on January 27, 1998, File No. 531838)*

   EXHIBIT NO.                                           DESCRIPTION
----------------- ----------------------------------------------------------------------------------------
    10.21(b)      Amendment, dated as of October 30, 1998, to the Five Year Competitive Advance and
                  Revolving Credit Agreement, dated as of October 2, 1998, by and among the Company, the general institutions, parties thereto and The Chase Manhattan Bank, as
                  Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Form
                  8-K dated February 10, 1999)*
    10.22(a)      $1,250,000 364-Day Revolving Credit and Competitive Advance Facility Agreement,
                  dated October 2, 1996, as amended and restated through October 30, 1998, among the
                  Company, the several banks and other financial institutions from time to time parties thereto, and The Chase Manhattan Bank, as Administrative Agent and as Lead Manager
                  (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated November
                  5, 1998)*.
    10.22(b)      Amendment, dated as of February 4, 1999, to the Five-Year Competitive Advance and
                  Revolving Credit Agreement and the 364-Day Competitive Advance and Revolving
                  Credit Agreement among the Company, the lenders therein and The Chase Manhattan
                  Bank, as Administrative Agent (incorporated by reference to Exhibit 99.2 to the
                  Company's Form 8-K dated February 16, 1999)*.
    10.23         Distribution Agreement, dated March 5, 1998, among the Company, Bear, Stearns &
                  Co., Inc., Chase Securities Inc., Lehman Brothers and Merrill Lynch & Co., Merrill
                  Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to the
                  Company's Current Report on Form 8-K, dated March 10, 1998)*
    10.24(a)      364-Day Credit Agreement Among PHH Corporation, PHH Vehicle Management
                  Services, Inc., the Lenders, the Chase Manhattan Bank, as Administrative Agent and the
                  Chase Manhattan Bank of Canada, as Canadian Agent, Dated March 5, 1999.
    10.24(b)      Five-year Credit Agreement ("PHH Five-year Credit Agreement") among PHH
                  Corporation, the Lenders, and Chase Manhattan Bank, as Administrative Agent, dated
                  March 4, 1997 (Incorporated by reference from Exhibit 10.2 to Registration Statement
                  333-27715)*
    10.24(c)      Second Amendment to PHH Credit Agreements (Incorporated by reference to PHH
                  Incorporated's Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1997, Exhibit 10.1)*
    10.24(d)      Third Amendment to PHH Credit Agreements (Incorporated by reference to PHH
                  Incorporated's Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1997, Exhibit 10.1)*
    10.24(e)      Fourth Amendment, dated as of November 2, 1998, to PHH Five-Year Credit
                  Agreement.
    10.25         Indenture between the Company and Bank of New York, Trustee, dated as of May 1,
                  1992 (Incorporated by reference from Exhibit 4(a)(iii) to Registration Statement
                  33-48125)*
    10.26         Indenture between the Company and First National Bank of Chicago, Trustee, dated as of March 1, 1993 (Incorporated by reference from Exhibit 4(a)(i) to Registration
                  Statement 33-59376)*
    10.27         Indenture between the Company and First National Bank of Chicago, Trustee, dated as of June 5, 1997 (Incorporated by reference from Exhibit 4(a) to Registration Statement
                  333-27715)*

 EXHIBIT NO.                                          DESCRIPTION
------------- ------------------------------------------------------------------------------------------
   10.28      Indenture between the Company and Bank of New York, Trustee dated as of June 5,
              1997 (Incorporated by reference from Exhibit 4(a)(11) to Registration Statement
              333-27715)*
   10.29      Distribution Agreement between the Company and CS First Boston Corporation;
              Goldman, Sachs & Co.; Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith,
              Incorporated; and J.P. Morgan Securities, Inc. dated November 9, 1995 (Incorporated by reference from Exhibit 1 to Registration Statement 33-63627)*
   10.30      Distribution Agreement between the Company and Credit Suisse; First Boston
              Corporation; Goldman Sachs & Co. and Merrill Lynch & Co., dated June 5, 1997 filed as
              Exhibit 1 to Registration Statement 333-27715*
   10.31      Distribution Agreement, dated March 2, 1998, among PHH Corporation, Credit Suisse
              First Boston Corporation, Goldman Sachs & Co., Merrill Lynch & Co., Merrill Lynch,
              Pierce, Fenner & Smith, Incorporated and J.P. Morgan Securities, Inc., filed as Exhibit 1 to Form 8-K dated March 3, 1998, File No. 107797*
   10.32      Registration Rights Agreement, dated as of November 12, 1996, by and between HFS
              Incorporated and Ms. Christel DeHaan (Incorporated by reference to HFS
              Incorporated's Registration Statement on Form S-3 (Registration No. 333-17371),
              Exhibit 2.2)*
   10.33      License Agreement dated as of September 18, 1989 amended and restated as of July 15,
              1991 between Franchise System Holdings, Inc. and Ramada Franchise Systems, Inc.
              (Incorporated by reference to HFS Incorporated's Registration Statement on Form S-1
              (Registration No. 33-51422), Exhibit No. 10.2)*
   10.34      Restructuring Agreement dated as of July 15, 1991 by and among New World
              Development Co., Ltd., Ramada International Hotels & Resorts, Inc. Ramada Inc.,
              Franchise System Holdings, Inc., HFS Incorporated and Ramada Franchise Systems, Inc.
              (Incorporated by reference to HFS Incorporated's Registration Statement on Form S-1
              (Registration No. 33-51422), Exhibit No. 10.3)*
   10.35      License Agreement dated as of November 1, 1991 between Franchise Systems Holdings,
              Inc. and Ramada Franchise Systems, Inc. (Incorporated by reference to HFS
              Incorporated's Registration Statement on Form S-1 (Registration No. 33-51422),
              Exhibit No. 10.4)*
   10.36      Amendment to License Agreement, Restructuring Agreement and Certain Other
              Restructuring Documents dated as of November 1, 1991 by and among New World
              Development Co., Ltd., Ramada International Hotels & Resorts, Inc., Ramada Inc.,
              Franchise System Holdings, Inc., HFS Incorporated and Ramada Franchise Systems, Inc.
              (Incorporated by reference to HFS Incorporated's Registration Statement on Form S-1
              (Registration No. 33-51422), Exhibit No. 10.5)*
   10.37      Master License Agreement dated July 30, 1997, among HFS Car Rental, Inc., Avis Rent
              A Car System, Inc. and Wizard Co. (incorporated by reference to HFS Incorporated
              Form 10-Q for the quarter ended June 30, 1997, Exhibit 10.1)*

 EXHIBIT NO.                                         DESCRIPTION
------------- ----------------------------------------------------------------------------------------
   10.38      Term Loan Agreement, dated as of February 9, 1999, among Cendant Corporation, as
              Borrower, the Lenders referred therein, Bank of America NT & SA, as Syndication
              Agent, Barclays Bank PLC, The Bank of Nova Scotia, Credit Lyonnais New York
              Branch, as CoDocumentation Agents, First Union National Bank, and The Industrial
              Bank of Japan, Limited, New York Branch, as Managing Agents, Credit Suisse First
              Boston, The Sumitomo Bank, Limited, New York Branch, Banque Paribas, as CoAgents
              and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to
              Cendant Corporation's Form 8-K dated February 16, 1999 (File No. 110308))*.
   12         Statement Re: Computation of Consolidated Ratio to Earnings to Combined Fixed
              Charges and Preferred Stock Dividends
   16.1       Letter re: change in certifying accountant (Incorporated by reference to the Company's
              Form 8-K dated January 27, 1998)*
   16.2       Letter re: change in certifying accountant of a significant subsidiary (Incorporated by reference to the Company's Form 8-K dated May 18, 1998)*
   21         Subsidiaries of Registrant
   23.1       Consent of Deloitte & Touche LLP related to the financial statements of Cendant
              Corporation
   23.2       Consent of KPMG LLP relating to the financial statements of PHH Corporation
   27         Financial data schedule

----------
*     Incorporated by reference

                         INDEX TO FINANCIAL STATEMENTS




                                                                                            PAGE
                                                                                           -----
Independent Auditors' Reports............................................................. F-2
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and
  1996 ................................................................................... F-4
Consolidated Balance Sheets as of December 31, 1998 and 1997 ............................. F-5
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998,
 1997 and 1996 ........................................................................... F-7
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 F-10
Notes to Consolidated Financial Statements ............................................... F-12

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Cendant Corporation


We have audited the consolidated balance sheets of Cendant Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We did not audit the statements of income, shareholders' equity, and cash flows of PHH Corporation (a consolidated subsidiary of Cendant Corporation) for the year ended December 31, 1996 which statements reflect net income of $87.7 million. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for PHH Corporation, is based solely on the report of such other auditors.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.


In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cendant Corporation and subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


As discussed in Note 18 to the consolidated financial statements, the Company is involved in certain litigation related to the discovery of accounting irregularities in certain former CUC International Inc. business units. Additionally, as discussed in Note 2, effective January 1, 1997 the Company changed its method of recognizing revenue and membership solicitation costs for its individual membership business.



/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 17, 1999

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
PHH Corporation


We have audited the consolidated statement of income, shareholder's equity and cash flows of PHH Corporation and subsidiaries (the "Company") for the year ended December 31, 1996, before the restatement related to the merger of Cendant Corporation's relocation business with the Company and reclassifications to conform to the presentation used by Cendant Corporation, not presented separately herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


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


In our opinion, the consolidated financial statements (before restatement and reclassifications) referred to above present fairly, in all material respects, the results of operations of PHH Corporation and subsidiaries and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ KPMG LLP
Baltimore, Maryland
April 30, 1997

                     CENDANT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                            YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------
                                                                      1998            1997            1996
                                                                 -------------   -------------   -------------
REVENUES
 Membership and service fees, net                                 $ 5,080.7       $ 4,083.4       $ 3,147.0
 Fleet leasing (net of depreciation and interest costs of
  $1,279.4, $1,205.2 and $1,132.4)                                     88.7            59.5            56.7
 Other                                                                114.4            97.1            34.0
                                                                  ---------       ---------       ---------
Net revenues                                                        5,283.8         4,240.0         3,237.7
                                                                  ---------       ---------       ---------
EXPENSES
 Operating                                                          1,869.1         1,322.3         1,183.2
 Marketing and reservation                                          1,158.5         1,031.8           910.8
 General and administrative                                           666.3           636.2           341.0
 Depreciation and amortization                                        322.7           237.7           145.5
 Other charges:
  Litigation settlement                                               351.0              --              --
  Termination of proposed acquisitions                                433.5              --              --
  Executive terminations                                               52.5              --              --
  Investigation-related costs                                          33.4              --              --
  Merger-related costs and other unusual charges (credits)            (67.2)          704.1           109.4
  Financing costs                                                      35.1              --              --
 Interest, net                                                        113.9            50.6            14.3
                                                                  ---------       ---------       ---------
Total expenses                                                      4,968.8         3,982.7         2,704.2
                                                                  ---------       ---------       ---------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,
 MINORITY INTEREST, EXTRAORDINARY GAIN AND CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE                                                 315.0           257.3           533.5
 Provision for income taxes                                           104.5           191.0           220.2
 Minority interest, net of tax                                         50.6              --              --
                                                                  ---------       ---------       ---------
INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN
 AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                           159.9            66.3           313.3
 Income (loss) from discontinued operations, net of tax               (25.0)          (26.8)           16.7
 Gain on sale of discontinued operations, net of tax                  404.7              --              --
                                                                  ---------       ---------       ---------
INCOME BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                                                    539.6            39.5           330.0
 Extraordinary gain, net of tax                                          --            26.4              --
                                                                  ---------       ---------       ---------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                  539.6            65.9           330.0
 Cumulative effect of accounting change, net of tax                      --          (283.1)             --
                                                                  ---------       ---------       ---------
NET INCOME (LOSS)                                                 $   539.6       $  (217.2)      $   330.0
                                                                  =========       =========       =========
INCOME (LOSS) PER SHARE
 BASIC
  Income from continuing operations before extraordinary
   gain and cumulative effect of accounting change                $    0.19       $    0.08       $    0.41
  Income (loss) from discontinued operations                          (0.03)          (0.03)           0.03
  Gain on sale of discontinued operations                              0.48              --              --
  Extraordinary gain                                                     --            0.03              --
  Cumulative effect of accounting change                                 --           (0.35)             --
                                                                  ---------       ---------       ---------
  NET INCOME (LOSS)                                               $    0.64       $   (0.27)      $    0.44
                                                                  =========       =========       =========
 DILUTED
  Income from continuing operations before extraordinary
   gain and cumulative effect of accounting change                $    0.18       $    0.08       $    0.39
  Income (loss) from discontinued operations                          (0.03)          (0.03)           0.02
  Gain on sale of discontinued operations                              0.46              --              --
  Extraordinary gain                                                     --            0.03              --
  Cumulative effect of accounting change                                 --           (0.35)             --
                                                                  ---------       ---------       ---------
  NET INCOME (LOSS)                                               $    0.61       $   (0.27)      $    0.41
                                                                  =========       =========       =========


          See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)






                                                                   DECEMBER 31,
                                                           -----------------------------
                                                                1998            1997
                                                           -------------   -------------
ASSETS
Current assets
 Cash and cash equivalents                                  $  1,008.7      $     67.0
 Receivables (net of allowance for doubtful accounts of
  $123.3 and $61.5)                                            1,536.4         1,170.7
 Deferred membership commission costs                            253.0           169.5
 Deferred income taxes                                           466.6           311.9
 Other current assets                                            908.6           641.2
 Net assets of discontinued operations                           373.6           273.3
                                                            ----------      ----------
Total current assets                                           4,546.9         2,633.6
                                                            ----------      ----------
Property and equipment, net                                    1,432.8           544.7
Franchise agreements, net                                      1,363.2         1,079.6
Goodwill, net                                                  3,923.1         2,148.2
Other intangibles, net                                           757.1           624.3
Other assets                                                     681.5           599.3
                                                            ----------      ----------
Total assets exclusive of assets under programs               12,704.6         7,629.7
                                                            ----------      ----------
Assets under management and mortgage programs
 Net investment in leases and leased vehicles                  3,801.1         3,659.1
 Relocation receivables                                          659.1           775.3
 Mortgage loans held for sale                                  2,416.0         1,636.3
 Mortgage servicing rights                                       635.7           373.0
                                                            ----------      ----------
                                                               7,511.9         6,443.7
                                                            ----------      ----------
TOTAL ASSETS                                                $ 20,216.5      $ 14,073.4
                                                            ==========      ==========

          See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE DATA)






                                                                             DECEMBER 31,
                                                                     -----------------------------
                                                                          1998            1997
                                                                     -------------   -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable and other current liabilities                       $  1,517.5      $  1,492.4
 Deferred income                                                         1,354.2         1,042.0
                                                                      ----------      ----------
Total current liabilities                                                2,871.7         2,534.4
                                                                      ----------      ----------
Deferred income                                                            233.9           292.1
Long-term debt                                                           3,362.9         1,246.0
Deferred income taxes                                                       77.2            70.9
Other non-current liabilities                                              125.3           110.3
                                                                      ----------      ----------
Total liabilities exclusive of liabilities under programs                6,671.0         4,253.7
                                                                      ----------      ----------
Liabilities under management and mortgage programs
 Debt                                                                    6,896.8         5,602.6
                                                                      ----------      ----------
 Deferred income taxes                                                     341.0           295.7
                                                                      ----------      ----------
Mandatorily redeemable preferred securities issued by subsidiary         1,472.1              --
Commitments and contingencies (Note 18)
Shareholders' equity
 Preferred stock, $.01 par value -- authorized 10 million shares;
  none issued and outstanding                                                 --              --
 Common stock, $.01 par value -- authorized 2 billion shares;
  issued 860,551,783 and 838,333,800 shares                                  8.6             8.4
 Additional paid-in capital                                              3,863.4         3,085.0
 Retained earnings                                                       1,480.2           940.6
 Accumulated other comprehensive loss                                      (49.4)          (38.2)
 Treasury stock, at cost, 27,270,708 and 6,545,362 shares                 (467.2)          (74.4)
                                                                      ----------      ----------
Total shareholders' equity                                               4,835.6         3,921.4
                                                                      ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 20,216.5      $ 14,073.4
                                                                      ==========      ==========

          See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN MILLIONS)




                                                                                    ACCUMULATED
                                       COMMON STOCK     ADDITIONAL                     OTHER                        TOTAL
                                   -------------------    PAID-IN      RETAINED    COMPREHENSIVE    TREASURY    SHAREHOLDERS'
                                     SHARES    AMOUNT     CAPITAL      EARNINGS    INCOME (LOSS)      STOCK        EQUITY
                                   ---------- -------- ------------ ------------- --------------- ------------ --------------
BALANCE, JANUARY 1, 1996               725.2  $  7.3   $  1,041.9    $    905.1      $  (25.1)     $   (31.0)   $  1,898.2
COMPREHENSIVE INCOME:
 Net income                              --       --           --         330.0            --             --
 Currency translation
 adjustment                              --       --           --            --          12.2             --
 Net unrealized gain on
 marketable securities                   --       --           --            --           6.5             --
TOTAL COMPREHENSIVE INCOME               --       --           --            --            --             --         348.7
Issuance of common stock                63.3      .6      1,627.9            --            --             --       1,628.5
Exercise of stock options by
 payment of cash and common
 stock                                  14.0      .1         74.6            --            --          (25.5)         49.2
Restricted stock issuance                1.4      --           --            --            --             --            --
Amortization of restricted stock         --       --          2.3            --            --             --           2.3
Tax benefit from exercise of
 stock options                           --       --         78.9            --            --             --          78.9
Cash dividends declared and
 other equity distributions              --       --           --         (41.3)           --             --         (41.3)
Adjustment to reflect change in
 fiscal years of pooled entities         --       --          (.6)         (7.1)           --             --          (7.7)
Conversion of convertible notes          3.8      .1         18.0            --            --             --          18.1
Purchase of common stock                 --       --           --            --            --          (19.2)        (19.2)
                                       -----  ------   ----------    ----------      --------      ---------    ----------
BALANCE, DECEMBER 31, 1996             807.7  $  8.1   $  2,843.0    $  1,186.7      $   (6.4)     $   (75.7)   $  3,955.7

          See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                                 (IN MILLIONS)




                                                                                    ACCUMULATED
                                       COMMON STOCK     ADDITIONAL                     OTHER                        TOTAL
                                   -------------------    PAID-IN      RETAINED    COMPREHENSIVE    TREASURY    SHAREHOLDERS'
                                     SHARES    AMOUNT     CAPITAL      EARNINGS         LOSS          STOCK        EQUITY
                                   ---------- -------- ------------ ------------- --------------- ------------ --------------
BALANCE, JANUARY 1, 1997               807.7  $  8.1   $  2,843.0    $  1,186.7     $    (6.4)     $   (75.7)   $  3,955.7
COMPREHENSIVE LOSS:
 Net loss                                --       --           --        (217.2)           --             --
 Currency translation
 adjustment                              --       --           --            --         (27.6)            --
 Net unrealized loss on
 marketable securities                   --       --           --            --          (4.2)            --
TOTAL COMPREHENSIVE LOSS                 --       --           --            --            --             --        (249.0)
Issuance of common stock                 6.2      --         46.3            --            --             --          46.3
Exercise of stock options by
 payment of cash and common
 stock                                  11.4      .1        132.8            --            --          (17.8)        115.1
Restricted stock issuance                 .2      --           --            --            --             --            --
Amortization of restricted stock         --       --         28.5            --            --             --          28.5
Tax benefit from exercise of
 stock options                           --       --         93.5            --            --             --          93.5
Cash dividends declared                  --       --           --          (6.6)           --             --          (6.6)
Adjustment to reflect change in
 fiscal year from Cendant
 Merger                                  --       --           --         (22.3)           --             --         (22.3)
Conversion of convertible notes         20.2      .2        150.9            --            --             --         151.1
Purchase of common stock                 --       --           --            --            --         (171.3)       (171.3)
Retirement of treasury stock            (7.4)     --       (190.4)           --            --          190.4            --
Other                                    --       --        (19.6)           --            --             --         (19.6)
                                      ------  ------   ----------    ----------     ---------      ---------    ----------
BALANCE, DECEMBER 31, 1997             838.3  $  8.4   $  3,085.0    $    940.6     $   (38.2)     $   (74.4)   $  3,921.4

          See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                                 (IN MILLIONS)




                                                                                   ACCUMULATED
                                       COMMON STOCK     ADDITIONAL                    OTHER                        TOTAL
                                   -------------------    PAID-IN     RETAINED    COMPREHENSIVE    TREASURY    SHAREHOLDERS'
                                     SHARES    AMOUNT     CAPITAL     EARNINGS         LOSS          STOCK        EQUITY
                                   ---------- -------- ------------ ------------ --------------- ------------ --------------
BALANCE, JANUARY 1, 1998               838.3   $  8.4   $  3,085.0   $   940.6       $ (38.2)      $  (74.4)    $  3,921.4
COMPREHENSIVE INCOME:
 Net income                              --        --           --       539.6            --             --
 Currency translation
 adjustment                              --        --           --          --         (11.2)            --
TOTAL COMPREHENSIVE INCOME               --        --           --          --            --             --          528.4
Exercise of stock options by
 payment of cash and common
 stock                                  16.4       .1        168.4          --            --            (.2)         168.3
Amortization of restricted stock         --        --           .7          --            --             --             .7
Tax benefit from exercise of
 stock options                           --        --        147.3          --            --             --          147.3
Conversion of convertible notes          5.9       .1        113.7          --            --             --          113.8
Purchase of common stock                 --        --           --          --            --         (257.7)        (257.7)
Mandatorily redeemable
 preferred securities issued by
 subsidiary                              --        --        (65.7)         --            --             --          (65.7)
Common stock received as
 consideration in sale
 of discontinued
 operations                              --        --           --          --            --         (134.9)        (134.9)
Rights issuable                          --        --        350.0          --            --             --          350.0
Other                                    --        --         64.0          --            --             --           64.0
                                       -----   ------   ----------   ---------       -------       --------     ----------
BALANCE, DECEMBER 31, 1998             860.6   $  8.6   $  3,863.4   $ 1,480.2       $ (49.4)      $ (467.2)    $  4,835.6
                                       =====   ======   ==========   =========       =======       ========     ==========

          See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)


                                                                       YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------
                                                                1998             1997             1996
                                                           --------------   --------------   -------------
OPERATING ACTIVITIES
Net income (loss)                                           $     539.6      $    (217.2)     $    330.0
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities from continuing
 operations:
(Income) loss from discontinued operations, net of tax             25.0             26.8           (16.7)
Gain on sale of discontinued operations, net of tax              (404.7)              --              --
Non cash charges:
 Litigation settlement                                            351.0               --              --
 Extraordinary gain on sale of subsidiary, net of tax                --            (26.4)             --
 Cumulative effect of accounting change, net of tax                  --            283.1              --
 Asset impairments and termination benefits                        62.5               --              --
 Merger-related costs and other unusual charges
 (credits)                                                        (67.2)           704.1           109.4
Payments of merger-related costs and other unusual
 charge liabilities                                              (158.2)          (317.7)          (61.3)
Depreciation and amortization                                     322.7            237.7           145.5
Membership acquisition costs                                         --               --          (512.1)
Amortization of membership costs                                     --               --           492.3
Proceeds from sales of trading securities                         136.1               --              --
Purchases of trading securities                                  (181.6)              --              --
Deferred income taxes                                            (110.8)           (23.8)           68.8
Net change in assets and liabilities from continuing
 operations:
 Receivables                                                     (126.0)           (95.6)         (122.1)
 Deferred membership commission costs                             (86.8)              --              --
 Income taxes receivable                                          (97.9)           (84.0)          (18.3)
 Accounts payable and other current liabilities                    95.9            (87.0)           14.3
 Deferred income                                                   82.3            134.0            43.9
 Other, net                                                       (54.1)           (54.9)          103.4
                                                              ---------       ----------       ---------
NET CASH PROVIDED BY CONTINUING OPERATIONS EXCLUSIVE OF
 MANAGEMENT AND MORTGAGE PROGRAMS                                 327.8            479.1           577.1
                                                              ---------       ----------       ---------
Management and mortgage programs:
 Depreciation and amortization                                  1,259.9          1,121.9         1,021.8
 Origination of mortgage loans                                (26,571.6)       (12,216.5)       (8,292.6)
 Proceeds on sale and payments from mortgage loans
 held for sale                                                 25,791.9         11,828.5         8,219.3
                                                              ---------       ----------       ---------
                                                                  480.2            733.9           948.5
                                                              ---------       ----------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING
 OPERATIONS                                                       808.0          1,213.0         1,525.6
                                                              ---------       ----------       ---------
INVESTING ACTIVITIES
Property and equipment additions                                 (355.2)          (154.5)         (101.2)
Proceeds from sales of marketable securities                         --            506.1            72.4
Purchases of marketable securities                                   --           (458.1)         (125.6)
Investments                                                       (24.4)          (272.5)          (12.7)
Net assets acquired (net of cash acquired) and
 acquisition-related payments                                  (2,852.0)          (568.2)       (1,608.6)
Net proceeds from sale of subsidiary                              314.8            224.0              --
Other, net                                                        106.5           (108.7)          (56.2)
                                                              ---------       ----------       ---------
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING
 OPERATIONS EXCLUSIVE OF MANAGEMENT AND MORTGAGE
 PROGRAMS                                                     $(2,810.3)      $   (831.9)      $(1,831.9)
                                                              ---------       ----------       ---------

          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATIONAND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN MILLIONS)


                                                                       YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------
                                                                1998             1997             1996
                                                           --------------   --------------   --------------
Management and mortgage programs:
 Investment in leases and leased vehicles                   $  (2,446.6)      $ (2,068.8)      $ (1,901.2)
 Payments received on investment in leases and leased
 vehicles                                                         987.0            589.0            595.9
 Proceeds from sales and transfers of leases and leased
 vehicles to third parties                                        182.7            186.4            162.8
 Equity advances on homes under management                     (6,484.1)        (6,844.5)        (4,308.0)
 Repayment on advances on homes under
 management                                                     6,624.9          6,862.6          4,348.9
 Additions to mortgage servicing rights                          (524.4)          (270.4)          (164.4)
 Proceeds from sales of mortgage servicing rights                 119.0             49.0              7.1
                                                            -----------       ----------       ----------
                                                               (1,541.5)        (1,496.7)        (1,258.9)
                                                            -----------       ----------       ----------
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING
 OPERATIONS                                                    (4,351.8)        (2,328.6)        (3,090.8)
                                                            -----------       ----------       ----------
Financing Activities
Proceeds from borrowings                                        4,808.3             66.7            459.1
Principal payments on borrowings                               (2,595.9)          (174.0)            (3.5)
Issuance of convertible debt                                         --            543.2               --
Issuance of common stock                                          171.0            132.2          1,223.8
Purchases of common stock                                        (257.7)          (171.3)           (19.2)
Proceeds from mandatorily redeemable preferred
 securities issued by subsidiary, net                           1,446.7               --               --
Other, net                                                           --             (6.6)          (121.3)
                                                            -----------       ----------       ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING
 OPERATIONS EXCLUSIVE OF MANAGEMENT AND MORTGAGE
 PROGRAMS                                                       3,572.4            390.2          1,538.9
                                                            -----------       ----------       ----------
Management and mortgage programs:
 Proceeds from debt issuance or borrowings                      4,300.0          2,816.3          1,656.0
 Principal payments on borrowings                              (3,089.7)        (1,692.9)        (1,645.9)
 Net change in short-term borrowings                              (93.1)          (613.5)           231.8
                                                            -----------       ----------       ----------
                                                                1,117.2            509.9            241.9
                                                            -----------       ----------       ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING
 OPERATIONS                                                     4,689.6            900.1          1,780.8
                                                            -----------       ----------       ----------
Effect of changes in exchange rates on cash and cash
 equivalents                                                      (16.4)            15.4            (46.2)
Cash provided by (used in) discontinued operations               (187.7)          (181.0)            53.6
                                                            -----------       ----------       ----------
Net increase (decrease) in cash and cash equivalents              941.7           (381.1)           223.0
Cash and cash equivalents, beginning of period                     67.0            448.1            225.1
                                                            -----------       ----------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $   1,008.7       $     67.0            448.1
                                                            ===========       ==========       ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest payments                                          $     623.6       $    374.9       $    291.7
 Income tax payments, net                                         (23.0)           264.5             89.4

          See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BACKGROUND

   Cendant Corporation, together with its subsidiaries (the "Company"), is one of the foremost consumer and business services companies in the world. The Company was created through the merger (the "Cendant Merger") of HFS Incorporated ("HFS") and CUC International Inc. ("CUC") in December 1997, which was accounted for as a pooling of interests. Prior to the Cendant Merger, both HFS and CUC had grown significantly through mergers and acquisitions accounted for under both the pooling of interests method (the most significant being the merger of HFS with PHH Corporation ("PHH") in April 1997 (the "PHH Merger")) and purchase method of accounting (See Note
   4). The accompanying consolidated financial statements and notes hereto are presented as if all mergers and acquisitions accounted for as poolings of interests have operated as one entity since inception.



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION
   The accompanying consolidated financial statements include the accounts and transactions of the Company together with its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

   MARKETABLE SECURITIES
   The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such determination as of each balance sheet date. Marketable securities classified as available for sale are carried at fair value with unrealized gains and losses included in the determination of comprehensive income and reported as a component of shareholders' equity. Marketable securities classified as trading securities are reported at fair value with unrealized gains and losses recognized in earnings. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. During 1998, unrealized holding gains on trading securities of approximately $16.0 million were included in other revenue in the consolidated statements of operations. Marketable securities consist principally of mutual funds, corporate bonds and other debt securities. The cost of marketable securities sold is determined on the specific identification method.

   PROPERTY AND EQUIPMENT
   Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed by the straight-line method over the estimated useful lives of the related assets or the lease term, if shorter.

   FRANCHISE AGREEMENTS
   Franchise agreements are recorded at their acquired fair values and are amortized on a straight-line basis over the estimated periods to be benefited, ranging from 12 to 40 years. At December 31, 1998 and 1997, accumulated amortization amounted to $169.1 million and $126.4 million, respectively.

   GOODWILL
   Goodwill, which represents the excess of cost over fair value of net assets acquired, is amortized on a straight-line basis over the estimated useful lives, substantially ranging from 25 to 40 years. At December 31, 1998 and 1997, accumulated amortization amounted to $248.3 million and $177.2 million, respectively.

   ASSET IMPAIRMENTS
   The Company periodically evaluates the recoverability of its investments, intangible assets and long-lived assets, comparing the respective carrying values to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business. The recoverability of goodwill and franchise agreements are evaluated on a separate basis for each acquisition and franchise brand, respectively.

   Based on an evaluation of its intangible assets and in connection with the Company's regular forecasting processes, the Company determined that $37.0 million of goodwill associated with a Company subsidiary, National Library of Poetry, was permanently impaired. In addition, the Company had equity investments in interactive businesses, which were generating negative cash flows and were unable to access sufficient liquidity through equity or debt offerings. As a result, the Company wrote off $13.0 million of such investments. The aforementioned impairments impacted the Company's Other services segment and are classified as operating expenses in the consolidated statements of operations.

   REVENUE RECOGNITION AND BUSINESS OPERATIONS
   Franchising. Franchise revenue principally consists of royalties as well as marketing and reservation fees, which are based on a percentage of franchisee revenue. Royalty, marketing and reservation fees are accrued as the underlying franchisee revenue is earned. Franchise revenue also includes initial franchise fees, which are recognized as revenue when all material services or conditions relating to the sale have been substantially performed which is generally when a franchised unit is opened.

   Timeshare. Timeshare revenue principally consists of exchange fees and subscription revenue. Exchange fees are recognized as revenue when the exchange request has been confirmed to the subscriber. Subscription revenue, net of related procurement costs, is deferred upon receipt and recognized as revenue over the subscription period during which delivery of publications and other services are provided to subscribers.

   Individual Membership. Membership revenue is generally recognized upon the expiration of the membership period. Memberships are generally cancelable for a full refund of the membership fee during the entire membership period, generally one year.

   In August 1998, the Securities and Exchange Commission ("SEC") requested that the Company change its accounting policies with respect to revenue and expense recognition for its membership businesses, effective January 1, 1997. Although the Company believed that its accounting for memberships had been appropriate and consistent with industry practice, the Company complied with the SEC's request and adopted new accounting policies for its membership businesses.

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

   The SEC's conclusion was that when membership fees are fully refundable during the entire membership period, membership revenue should be recognized at the end of the membership period upon the expiration of the refund offer. The SEC further concluded that non-refundable solicitation costs should be expensed as incurred since such costs are not recoverable if membership fees are refunded. The Company agreed to adopt such accounting policies effective January 1, 1997 and accordingly, recorded a non-cash after-tax charge on such date of $283.1 million to account for the cumulative effect of the accounting change.

   Insurance/Wholesale. Commissions received from the sale of third party accidental death and dismemberment insurance are recognized over the underlying policy period. The Company also receives a profit commission based on premiums less claims and certain other expenses (including the above commissions). Such profit commissions are accrued based on claims experience to date, including an estimate of claims incurred but not reported.

   Relocation. Relocation services provided by the Company include facilitating the purchase and resale of the transferee's residence, providing equity advances on the transferee's residence and home management services. The home is purchased under a contract of sale and the Company obtains a deed to the property; however, it does not generally record the deed or transfer title. Transferring employees are provided equity advances on their home based on an appraised value generally determined by independent appraisers, after deducting any outstanding mortgages. The mortgage is generally retired concurrently with the advance of the equity and the purchase of the home. Based on its client agreements, the Company is given parameters under which it negotiates for the ultimate sale of the home. The gain or loss on resale is generally borne by the client corporation. In certain transactions, the Company will assume the risk of loss on the sale of homes; however, in such transactions, the Company will control all facets of the resale process, thereby, limiting its exposure.

   While homes are held for resale, the amount funded for such homes carry an interest charge computed at a floating rate based on various indices. Direct costs of managing the home during the period the home is held for resale, including property taxes and repairs and maintenance, are generally borne by the client corporation. The client corporation normally advances funds to cover a portion of such carrying costs. When the home is sold, a settlement is made with the client corporation netting actual costs with any advanced funding.

   Revenues and related costs associated with the purchase and resale of a residence are recognized over the period in which services are provided. Relocation services revenue is recorded net of costs reimbursed by client corporations and interest expenses incurred to fund the purchase of a transferee's residence. Under the terms of contracts with client corporations, the Company is generally protected against losses from changes in real estate market conditions. The Company also offers fee-based programs such as home marketing assistance, household goods moves and destination services. Revenues from these fee-based services are taken into income over the periods in which the services are provided and the related expenses are incurred.

   Fleet. The Company primarily leases its vehicles under three standard arrangements: open-end operating leases, closed-end operating leases or open-end finance leases (direct financing leases). See Note 10 -- Net Investment in Leases and Leased Vehicles. Each lease is either classified as an operating lease or direct financing lease, as defined. Lease revenues are recognized based on rentals. Revenues from fleet management services other than leasing are recognized over the period in which services are provided and the related expenses are incurred.

   Mortgage. Loan origination fees, commitment fees paid in connection with the sale of loans, and direct loan origination costs associated with loans are deferred until such loans are sold. Mortgage loans are recorded at the lower of cost or market value on an aggregate basis. Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. See Note 11 -- Mortgage Loans Held For Sale.

   Fees received for servicing loans owned by investors are based on the difference between the weighted average yield received on the mortgages and the amount paid to the investor, or on a stipulated percentage of the outstanding monthly principal balance on such loans. Servicing fees are credited to income when received. Costs associated with loan servicing are charged to expense as incurred.

   The Company recognizes as separate assets the rights to service mortgage loans for others by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. The carrying value of mortgage servicing rights ("MSRs") is amortized over the estimated life of the related loan portfolio in proportion to projected net servicing revenues. Such amortization is recorded as a reduction of loan servicing fees in the consolidated statements of operations. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. MSRs are periodically assessed for impairment, which is recognized in the consolidated statements of operations during the period in which impairment occurs as an adjustment to the corresponding valuation allowance. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies. See Note 12 -- Mortgage Servicing Rights.

   Entertainment Publications. Product revenue primarily represents the sale of coupon books, gift wrap and other products to schools, community groups and other organizations. Under the terms of typical sales arrangements, coupon books are given on consignment and, if unsold, may be returned for full credit against the purchase price. Revenue is recognized when the consignee generates a sale to the ultimate consumer. Gift wrap and other product revenue is recognized on the accrual basis. Customized books are sold on a specific order basis. Revenues are recognized on such orders at the time the Company fulfills its obligations under the terms of the customer purchase order.

   ADVERTISING EXPENSES
   Advertising costs, including direct response advertising (subsequent to January 1, 1997), are generally expensed in the period incurred. Advertising expenses for the years ended December 31, 1998, 1997 and 1996 were $684.7 million, $574.4 million and $503.8 million, respectively.

   INCOME TAXES
   The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date. No provision has been made for U.S. income taxes on approximately $312.3 million of cumulative undistributed earnings of foreign subsidiaries at December 31, 1998 since it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. The determination of unrecognized deferred U.S. tax liability for unremitted earnings is not practicable.

   TRANSLATION OF FOREIGN CURRENCIES
   Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect as of the balance sheet dates. Equity accounts are translated at historical exchange rates and revenues, expenses and cash flows are translated at the average exchange rates for the periods presented. Translation gains and losses are included as a component of comprehensive income (loss) in the consolidated statements of shareholders' equity.

   NEW ACCOUNTING STANDARD
   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Company will adopt SFAS No. 133 effective January 1, 2000. SFAS No. 133 requires the Company to record all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. If the derivative does not qualify as a hedging instrument, the change in the derivative fair values will be immediately recognized as a gain or loss in earnings. If the derivative does qualify as a hedging instrument, the gain or loss on the change in the derivative fair values will either be recognized (i) in earnings as offsets to the changes in the fair value of the related item being hedged or (ii) be deferred and recorded as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transactions occur. The Company has not yet determined what impact the adoption of SFAS No. 133 will have on its financial statements.

   RECLASSIFICATIONS
   Certain reclassifications have been made to prior years' financial statements to conform to the presentation used in 1998.


3.  EARNINGS PER SHARE

   Basic earnings per share ("EPS") is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock, including the assumed exercise of stock options using the treasury method and convertible debt. At December 31, 1998, 38.0 million stock options outstanding with a weighted average exercise price of $29.58 per option were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock. In addition, at December 31, 1998, the Company's 3% Convertible Subordinated Notes, convertible into 18.0 million shares of Company common stock were antidilutitive and, therefore, excluded from the computation of diluted EPS. Basic and diluted EPS from continuing operations is calculated as follows:




                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                 1998         1997          1996
(In millions, except per share amounts)                      -----------   ----------   -----------
   Income from continuing operations before extraordinary
     gain and cumulative effect of accounting change          $ 159.9       $ 66.3       $ 313.3
   Convertible debt interest -- net of tax                         --           --           5.8
                                                              -------       ------       ------
   Income from continuing operations before extraordinary
     gain and cumulative effect of accounting change, as
     adjusted                                                 $ 159.9       $ 66.3       $ 319.1
                                                              =======       ======       =======
   Weighted average shares
    Basic                                                       848.4        811.2         757.4
    Potential dilution of common stock:
     Stock options                                               32.0         40.5          40.1
     Convertible debt                                              --           --          24.1
                                                              -------       ------       -------
    Diluted                                                     880.4        851.7         821.6
                                                              =======       ======       =======
   EPS -- continuing operations before extraordinary gain
     and cumulative effect of accounting change
    Basic                                                     $   .19       $  .08       $   .41
                                                              =======       ======       =======
    Diluted                                                   $   .18       $  .08       $   .39
                                                              =======       ======       =======

4.   PURCHASE METHOD BUSINESS COMBINATIONS

   The acquisitions discussed below were accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of purchase price over the fair value of the underlying net assets acquired is allocated to goodwill. The operating results of such acquired companies are included in the Company's consolidated statements of operations since the respective dates of acquisition.

   The following tables present information about the Company's acquisitions consummated and other acquisition-related payments made during each of the years in the three year period ended December 31, 1998.

                                                                                   1998
                                                          -------------------------------------------------------
                                                                                          JACKSON
                                                               NPC           HARPUR        HEWITT        OTHER
(In millions)                                             -------------   -----------   -----------   -----------
   Cash paid                                               $  1,637.7      $  206.1      $  476.3     $ 563.9
   Fair value of identifiable net assets acquired (1)           590.2          51.3          99.2       218.4
                                                           ----------      --------      --------     -------
   Goodwill                                                $  1,047.5      $  154.8      $  377.1     $ 345.5
                                                           ==========      ========      ========     =======
   Goodwill benefit period (years)                                 40            40            40     25 to 40
                                                           ==========      ========      ========     =========


                                                                                  1996
                                                          -----------------------------------------------------
                                                                                        COLDWELL
                                                1997          RCI           AVIS         BANKER        OTHER
(In millions)                               -----------   -----------   -----------   -----------   -----------
   Cash paid                                $ 267.9        $  412.1      $  367.2      $  745.0     $ 224.0
   Common stock issued                         21.6            75.0         338.4            --        52.5
   Notes issued                                                  --         100.9            --         5.0
                                                           --------      --------      --------     -------
   Total consideration                        289.5           487.1         806.5         745.0       281.5
   Fair value of identifiable net assets
     acquired (1)                             116.9             9.4         472.5         393.2        42.8
                                            -------        --------      --------      --------     -------
   Goodwill                                 $ 172.6        $  477.7      $  334.0      $  351.8     $ 238.7
                                            =======        ========      ========      ========     =======
   Goodwill benefit period (years)          25 to 40             40            40            40     25 to 40
                                            =========      ========      ========      ========     =========
   Number of shares issued as
     consideration                              0.9             2.4          11.1            --        2.5
                                            =======        ========      ========      ========     =======

----------
  (1) Cash acquired in connection with acquisitions during 1998, 1997 and 1996 was $57.6 million, $2.6 million, and $135.0 million, respectively.


   1998 ACQUISITIONS
   National Parking Corporation. On April 27, 1998, the Company completed the acquisition of National Parking Corporation Limited ("NPC") for $1.6 billion, substantially in cash, which included the repayment of approximately $227.0 million of outstanding NPC debt. NPC was substantially comprised of two operating subsidiaries: National Car Parks and Green Flag. National Car Parks is the largest private (non-municipal) car park operator in the United Kingdom ("UK") and Green Flag operates the third largest roadside assistance group in the UK and offers a wide-range of emergency support and rescue services.

   Harpur Group. On January 20, 1998, the Company completed the acquisition of The Harpur Group Ltd. ("Harpur"), a leading fuel card and vehicle management company in the UK, for approximately $206.1 million in cash plus contingent payments of up to $20.0 million over two years.

   Jackson Hewitt. On January 7, 1998, the Company completed the acquisition of Jackson Hewitt Inc. ("Jackson Hewitt"), for approximately $476.3 million in cash. Jackson Hewitt operates the second largest tax preparation service franchise system in the United States. The Jackson Hewitt franchise system specializes in computerized preparation of federal and state individual income tax returns.

   Other 1998 Acquisitions and Acquisition-Related Payments.   The Company
   acquired certain other entities for an aggregate purchase price of approximately $463.9 million in cash during the year ended December 31, 1998. Additionally, the Company made a $100.0 million cash payment to the seller of Resort Condominiums International, Inc. ("RCI") in satisfaction of a contingent purchase liability, which was accounted for as additional goodwill.

   PRO FORMA INFORMATION (UNAUDITED)
   The following table reflects the operating results of the Company for the years ended December 31, 1998 and 1997 on a pro forma basis, which gives effect to the acquisition of NPC. The remaining acquisitions completed during 1998 and 1997 are not significant on a pro forma basis and are therefore not included. The pro forma results are not necessarily indicative of the operating results that would have occurred had the NPC acquisition been consummated on January 1, 1997, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the amortization expense associated with the assets acquired, the Company's financing arrangements, certain purchase accounting adjustments and related income tax effects.




                                                                       YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------
                                                                       1998              1997
(In millions, except per share amounts)                           -------------   ------------------
   Net revenues                                                    $ 5,485.3         $ 4,837.4
   Income from continuing operations before extraordinary gain
     and cumulative effect of accounting change                        157.3              57.7
   Net income (loss) (1)                                               537.0            (225.8)(2)

   Per share information:
   Basic
   Income from continuing operations before extraordinary gain
     and cumulative effect of accounting change                    $    0.19         $     0.07
   Net income (loss) (1)                                           $    0.63         $    (0.28)
   Weighted average shares                                             848.4              811.2

   Diluted
   Income from continuing operations before extraordinary gain
     and cumulative effect of accounting change                    $    0.18         $     0.07
   Net income (loss) (1)                                           $    0.61         $    (0.28)
   Weighted average shares                                             880.4              851.7

----------
  (1) Includes gain on sale of discontinued operations, net of tax, of $404.7 million ($0.46 per diluted share) in 1998 and loss from discontinued operations, net of tax, of $25.0 million ($0.03 per diluted share) and $26.8 million ($0.03 per diluted share), in 1998 and 1997, respectively.

  (2) Includes an extraordinary gain, net of tax, of $26.4 million ($0.03 per diluted share) and a cumulative effect charge for a change in accounting, net of tax, of $283.1 million ($0.35 per diluted share).


   1996 ACQUISITIONS
   Resort Condominiums International, Inc. In November 1996, the Company completed the acquisition of all the outstanding capital stock of RCI for $487.1 million. The purchase agreement provided for contingent payments of up to $200.0 million over a five year period which are based on components which measure RCI's future performance, including EBITDA, net revenues and number of members, as defined.

   Avis, Inc. In October 1996, the Company completed the acquisition of all of the outstanding capital stock of Avis, Inc. ("Avis"), including payments under certain employee stock plans of Avis and the redemption of certain series of preferred stock of Avis for an aggregate $806.5 million. Subsequently, the Company made contingent cash payments of $26.0 million in 1996 and $60.8 million in 1997. The contingent payments made in 1997 represented the incremental amount of value attributable to Company common stock as of the stock purchase agreement date in excess of the proceeds realized upon the subsequent sale of such Company common stock. See Note 23 -- Related Party Transactions-Avis-for a discussion of the Company's executed business plan regarding Avis.

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

5.  DISCONTINUED OPERATIONS


   On August 12, 1998, the Company announced that the Executive Committee of its Board of Directors committed to discontinue the Company's classified advertising and consumer software businesses by disposing of Hebdo Mag International, Inc. ("Hebdo Mag") and Cendant Software Corporation ("CDS"), two wholly owned subsidiaries of the Company. Hebdo Mag is a publisher and distributor of classified advertising information and CDS is a developer, publisher and distributor of educational and entertainment software.

   On December 15, 1998, the Company completed the sale of Hebdo Mag to its former 50% owners for $449.7 million. The Company received $314.8 million in cash and 7.1 million shares of Company common stock valued at $134.9 million on the date of sale. The Company recognized a gain on the sale of Hebdo Mag of $206.9 million, including a tax benefit of $52.1 million, which is included in the gain on sale of discontinued operations in the consolidated statements of operations.

   On January 12, 1999, the Company completed the sale of CDS for $800.0 million in cash plus potential future contingent cash payments pursuant to the contract. The Company estimates it will realize a gain of approximately $380.0 million based upon the finalization of the closing balance sheet at the sale date. The Company recognized $197.8 million of such gain in 1998 substantially in the form of a tax benefit and corresponding deferred tax asset. The Company recognized this deferred tax asset upon executing the definitive agreement to sell CDS, which was when it became apparent to the Company that the deferred tax asset would be realized. The recognized gain is included in the gain on sale of discontinued operations in the consolidated statements of operations.


   Summarized financial data of discontinued operations are as follows:

   STATEMENT OF OPERATIONS DATA:




                                                            CONSUMER SOFTWARE
                                                 ---------------------------------------
                                                         YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                     1998          1997          1996
(In millions)                                    -----------   -----------   -----------
   Net revenues                                    $ 345.8       $ 433.7      $  384.5
                                                   -------       -------      --------
   Income (loss) before income taxes                 (57.3)         (5.9)         42.0
   Provision for (benefit from) income taxes         (22.9)          2.4          27.3
   Net income (loss)                              $  (34.4)     $   (8.3)     $   14.7
                                                  ========      ========      ========


                                                                        CLASSIFIED ADVERTISING
                                                                ---------------------------------------
                                                                        YEAR ENDED DECEMBER 31,
(In millions)                                                   ---------------------------------------
                                                                    1998          1997          1996
                                                                -----------   -----------   -----------
   Net revenues                                                  $  202.4       $ 208.5      $  126.4
                                                                 --------       -------      --------
   Income (loss) before income taxes and extraordinary loss          16.9          (4.5)          3.7
   Provision for (benefit from) income taxes                          7.5          (1.2)          1.7
   Extraordinary loss from early extinguishment of debt, net
     of a $4.9 million tax benefit                                     --         (15.2)           --
                                                                 --------       -------      --------
   Net income (loss)                                             $    9.4      $  (18.5)     $    2.0
                                                                 ========      ========      ========



   The Company allocated $19.9 million and $5.0 million of interest expense to discontinued operations for the years ended December 31, 1998 and 1997, respectively. Such interest expense represents the cost of funds associated with businesses acquired by the discontinued business segments at an interest rate consistent with the Company's consolidated effective borrowing rate.

BALANCE SHEET DATA:




                                                                             CLASSIFIED
                                                 CONSUMER SOFTWARE           ADVERTISING
                                             -------------------------   ------------------
                                                   DECEMBER 31,              DECEMBER 31,
                                             -------------------------   ------------------
                                                 1998          1997             1997
(In millions)                                -----------   -----------       ----------
   Current assets                             $  284.9      $  209.1          $   58.6
   Goodwill                                      105.7          42.2             181.5
   Other assets                                   88.2          49.2              33.2
   Total liabilities                            (105.2)       (127.0)           (173.5)
                                              --------      --------          --------
   Net assets of discontinued operations      $  373.6      $  173.5          $   99.8
                                              ========      ========          ========

6.  OTHER CHARGES

   LITIGATION SETTLEMENT
   On March 17, 1999, the Company reached a final agreement to settle the class action lawsuit that was brought on behalf of the holders of Income or Growth FELINE PRIDES ("PRIDES") securities who purchased their securities on or prior to April 15, 1998, the date on which the Company announced the discovery of accounting irregularities in the former business units of CUC (see Note 17 -- Mandatorily Redeemable Trust Preferred Securities Issued by Subsidiary). We originally announced a preliminary agreement in principle to settle such lawsuit on January 7, 1999. The final agreement maintained the basic structure and accounting treatment as the preliminary agreement. Under the terms of the agreement only holders who owned PRIDES at the close of business on April 15, 1998 will be eligible to receive a new additional "Right" for each PRIDES security held. Right holders may (i) sell them or (ii) exercise them by delivering to the Company, three Rights together with two PRIDES in exchange for two New PRIDES (the "New PRIDES"), for a period beginning upon distribution of the Rights and concluding upon expiration of the Rights (February 2001).

   The terms of the New PRIDES will be the same as the original PRIDES except that the conversion rate will be revised so that, at the time the Rights are distributed, each New PRIDES will have a value equal to $17.57 more than each original PRIDES, or, in the aggregate, approximately $351.0 million. Accordingly, the Company recorded a non-cash charge of $351.0 million in the fourth quarter of 1998 with an increase in additional paid-in capital and accrued liabilities of $350.0 million and $1.0 million, respectively, based on the prospective issuance of the Rights. The agreement also requires the Company to offer to sell four million additional PRIDES (having identical terms to currently outstanding PRIDES) to holders of Rights for cash, at a value which will be based on the valuation model that was utilized to set the conversion rate of the New PRIDES. Based on that valuation model, the currently outstanding PRIDES have a theoretical value of $28.07 based on the closing price of the Company's common stock of $16.6875 on March 17, 1999. The offering of additional PRIDES will be made only pursuant to a prospectus filed with the SEC. The Company currently expect to use the proceeds of such an offering to repurchase our common stock and for other general corporate purposes. The arrangement to offer additional PRIDES is designed to enhance the trading value of the Rights by removing up to six million Rights from circulation via exchanges associated with the offering and to enhance the open market liquidity of New PRIDES by creating four million New PRIDES via exchanges associated with the offering. If holders of Rights do not acquire all such PRIDES, they will be offered to the public. Under the settlement agreement, the Company also agreed to file a shelf registration statement for an additional 15 million PRIDES, which could be issued by the Company at any time for cash. However, during the last 30 days prior to the expiration of the Rights in February 2001, the Company will be required to make these additional PRIDES available to holders of Rights at a price in cash equal to 105% of the theoretical value of the additional PRIDES as of a specified date. The PRIDES, if issued, would have the same terms as the currently outstanding PRIDES and could be used to exercise Rights. Based on a market price of $16.6875, the closing price per share of the Company's common stock on March 17, 1999, the effect of the issuance of the New PRIDES will be to distribute approximately 19 million more shares of Company common stock when the mandatory purchase of Company common stock associated with the PRIDES occurs in February 2001. This represents approximately 2% more shares of Company common stock than are currently outstanding. The Rights will be distributed following final court approval of the settlement and after the effectiveness of the registration statement filed with the SEC covering the New PRIDES. It is presently expected that if the court approves the settlement and such conditions are fulfilled, the Rights will be distributed in August or September 1999. This summary of the settlement does not constitute an offer to sell any securities, which will only be made by means of a prospectus after a registration statement is filed with the SEC. There can be no assurance that the court will approve the agreement or that the conditions contained in the agreement will be fulfilled.

   TERMINATION OF PROPOSED ACQUISITIONS
   On October 13, 1998, the Company and American Bankers Insurance Group, Inc. ("American Bankers") entered into a settlement agreement (the "Settlement Agreement"), pursuant to which the Company and American Bankers terminated a definitive agreement dated March 23, 1998 which provided for the Company's acquisition of American Bankers for $3.1 billion. Accordingly, the Company's pending tender offer for American Bankers shares was also terminated. Pursuant to the Settlement Agreement and in connection with termination of the Company's proposed acquisition of American Bankers, the Company made a $400.0 million cash payment to American Bankers and wrote off $32.3 million of costs, primarily professional fees.

   On October 5, 1998, the Company announced the termination of an agreement to acquire, for $219.0 million in cash, Providian Auto and Home Insurance Company ("Providian"). Certain representations and covenants in such agreement had not been fulfilled and the conditions to closing had not been met. The Company did not pursue an extension of the termination date of the agreement because Providian no longer met the Company's acquisition criteria. In connection with the termination of the Company's proposed acquisition of Providian, the Company wrote off $1.2 million of costs.

   EXECUTIVE TERMINATIONS
   The Company incurred $52.5 million of costs in 1998 related to the termination of certain former executives of the Company, principally Walter
   A. Forbes, who resigned as Chairman of the Company and as a member of the Board of Directors. The severance agreement reached with Mr. Forbes entitled him to the benefits required by his employment contract relating to a termination of Mr. Forbes' employment with the Company for reasons other than for cause. Aggregate benefits given to Mr. Forbes resulted in a charge of $50.9 million comprised of $38.4 million in cash payments and 1.3 million Company stock options, with a Black-Scholes value of $12.5 million. Such options were immediately vested and expire on July 28, 2008.

   INVESTIGATION-RELATED COSTS
   The Company incurred $33.4 million of professional fees, public relations costs and other miscellaneous expenses in connection with accounting irregularities and resulting investigations into such matters.

   FINANCING COSTS
   In connection with the Company's discovery and announcement of accounting irregularities on April 15, 1998 and the corresponding lack of audited financial statements, the Company was temporarily prohibited from accessing public debt markets. As a result, the Company paid $27.9 million in fees associated with waivers and various financing arrangements. Additionally, during 1998, the Company exercised its option to redeem its 4% Convertible Senior Notes (the "4 3/4% Notes") (see Note 13 -- Long-Term Debt -- 4 3/4% Convertible Senior Notes). At such time, the Company anticipated that all holders of the 4 3/4% Notes would elect to convert the 4 3/4% Notes to Company common stock. However, at the time of redemption, holders of the 4 3/4% Notes elected not to convert the 4 3/4% Notes to Company common stock and as a result, the Company redeemed such notes at a premium. Accordingly, the Company recorded a $7.2 million loss on early extinguishment of debt.

   1997 MERGER-RELATED COSTS AND OTHER UNUSUAL CHARGES (CREDITS)
   The Company incurred merger-related costs and other unusual charges ("Unusual Charges") in 1997 related to continuing operations of $704.1 million primarily associated with the Cendant Merger (the "Fourth Quarter 1997 Charge") and the PHH Merger (the "Second Quarter 1997 Charge"). Liabilities associated with Unusual Charges are classified as a component of accounts payable and other current liabilities. The reduction of such liabilities from inception is summarized by category of expenditure and by charge as follows:

                                                                              1998 ACTIVITY
                             NET 1997                 BALANCE AT   -----------------------------------   BALANCE AT
                              UNUSUAL      1997      DECEMBER 31,      CASH        NON                  DECEMBER 31,
                              CHARGES   REDUCTIONS       1997        PAYMENTS     CASH    ADJUSTMENTS       1998
(In millions)               ---------- ------------ -------------- ------------ -------- ------------- -------------
   Professional fees         $  123.3    $  (72.6)     $  50.7     $    (38.2)    $ --      $ (10.9)      $  1.6
   Personnel related            324.8      (156.3)       168.5          (75.3)      --        (23.0)        70.2
   Business terminations        133.9      (130.0)         3.9           (1.2)     6.1         (7.1)         1.7
   Facility related and
     other                      156.0      (105.6)        50.4          (15.7)     2.1        (26.7)        10.1
                             --------    --------      -------     ----------     ----      -------       ------
   Total Unusual Charges     $  738.0    $ (464.5)     $ 273.5     $   (130.4)   $ 8.2      $ (67.7)      $ 83.6
   Reclassification for
     discontinued
     operations                 (33.9)       33.9           --             --       --           --           --
                             --------    --------      -------     ----------    -----      -------       ------
   Total Unusual Charges
     related to continuing
     operations              $  704.1    $  430.6      $ 273.5     $   (130.4)   $ 8.2      $ (67.7)      $ 83.6
                             ========    ========      =======     ==========    =====      =======       ======


                                                                               1998 ACTIVITY
                             NET 1997                 BALANCE AT   -------------------------------------   BALANCE AT
                              UNUSUAL      1997      DECEMBER 31,       CASH        NON                   DECEMBER 31,
                              CHARGES   REDUCTIONS       1997         PAYMENTS      CASH    ADJUSTMENTS       1998
(In millions)               ---------- ------------ -------------- ------------- --------- ------------- -------------
   Fourth Quarter 1997
     Charge                  $  454.9  $   (257.5)     $  197.4     $   (102.6)   $  0.5      $ (28.1)      $  67.2
   Second Quarter 1997
     Charge                     283.1      (207.0)         76.1          (27.8)      7.7        (39.6)         16.4
                             --------  ----------      --------     ----------    ------      -------       -------
   Total Unusual Charges     $  738.0  $   (464.5)     $  273.5     $   (130.4)   $  8.2      $ (67.7)      $  83.6
   Reclassification for
     discontinued
     operations                 (33.9)       33.9            --             --        --           --            --
                             --------  ----------      --------     ----------    ------      -------       -------
   Total Unusual Charges
     related to continuing
     operations              $  704.1  $   (430.6)     $  273.5     $   (130.4)   $  8.2      $ (67.7)      $  83.6
                             ========  ==========      ========     ==========    ======      =======       =======

   Fourth Quarter 1997 Charge. The Company incurred Unusual Charges in the fourth quarter of 1997 totaling $454.9 million substantially associated with the Cendant Merger and the merger in October 1997 with Hebdo Mag. Reorganization plans were formulated prior to and implemented as a result of the mergers. The Company determined to streamline its corporate organization functions and eliminate several office locations in overlapping markets. Management's plan included the consolidation of European call centers in Cork, Ireland and terminations of franchised hotel properties.

   Unusual Charges included $93.0 million of professional fees primarily consisting of investment banking, legal and accounting fees incurred in connection with the mergers. The Company also incurred $170.7 million of personnel-related costs including $73.3 million of retirement and employee benefit plan costs, $23.7 million of restricted stock compensation, $61.4 million of severance resulting from consolidations of European call centers and certain corporate functions and $12.3 million of other personnel-related costs. The Company provided for 474 employees to be terminated, the majority of which have been severed as of December 31, 1998. Unusual Charges included $78.3 million of business termination costs which consisted of a $48.3 million impairment write down of hotel franchise agreement assets associated with a quality upgrade program and $30.0 million of costs incurred to terminate a contract which may have restricted the Company from maximizing opportunities afforded by the Cendant Merger. Facility-related and other unusual charges of $112.9 million included $70.0 million of irrevocable contributions to independent technology trusts for the direct benefit of lodging and real estate franchisees, $16.4 million of building lease termination costs and a $22.0 million reduction in intangible assets associated with the Company's wholesale annuity business for which impairment was determined in 1997. During the year ended December 31,

   1998, the Company recorded a net credit of $28.1 million to Unusual Charges with a corresponding reduction to liabilities primarily as a result of a change in the original estimate of costs to be incurred.

   Second Quarter 1997 Charge. The Company incurred $295.4 million of Unusual Charges in the second quarter of 1997 primarily associated with the PHH Merger. During the fourth quarter of 1997, as a result of changes in estimates, the Company adjusted certain merger-related liabilities, which resulted in a $12.3 million credit to Unusual Charges. Reorganization plans were formulated in connection with the PHH Merger and were implemented upon consummation. The PHH Merger afforded the combined company, at such time, an opportunity to rationalize its combined corporate, real estate and travel related businesses, and enabled the corresponding support and service functions to gain organizational efficiencies and maximize profits. Management initiated a plan just prior to the PHH Merger to close hotel reservation call centers, combine travel agency operations and continue the downsizing of fleet operations by reducing headcount and eliminating unprofitable products. In addition, management initiated plans to integrate its relocation, real estate franchise and mortgage origination businesses to capture additional revenue through the referral of one business unit's customers to another. Management also formalized a plan to centralize the management and headquarters functions of the world's largest, second largest and other company-owned corporate relocation business unit subsidiaries. Such initiatives resulted in write-offs of abandoned systems and leasehold assets commencing in the second quarter 1997. The aforementioned reorganization plans provided for 560 job reductions which included the elimination of PHH Corporate functions and facilities in Hunt Valley, Maryland.

   Unusual Charges included $154.1 million of personnel-related costs associated with employee reductions necessitated by the planned and announced consolidation of the Company's corporate relocation service businesses worldwide as well as the consolidation of corporate activities. Personnel-related charges also included termination benefits such as severance, medical and other benefits and provided for retirement benefits pursuant to pre-existing contracts resulting from a change in control. Unusual Charges also included professional fees of $30.3 million, primarily comprised of investment banking, accounting and legal fees incurred in connection with the PHH Merger. The Company incurred business termination charges of $55.6 million, which were comprised of $38.8 million of costs to exit certain activities primarily within the Company's fleet management business (including $35.7 million of asset write-offs associated with exiting certain activities), a $7.3 million termination fee associated with a joint venture that competed with the PHH Mortgage Services business (now Cendant Mortgage Corporation) and $9.6 million of costs to terminate a marketing agreement with a third party in order to replace the function with internal resources. Facility-related and other charges totaling $43.1 million included costs associated with contract and lease terminations, asset disposals and other charges incurred in connection with the consolidation and closure of excess office space.

   The Company had substantially completed the aforementioned restructuring activities at December 31, 1998. During the year ended December 31, 1998, the Company recorded a net credit of $39.6 million to Unusual Charges with a corresponding reduction to liabilities primarily as a result of a change in the original estimate of costs to be incurred.

   1996 MERGER-RELATED COSTS AND OTHER UNUSUAL CHARGES
   In connection with and coincident to Company mergers accounted for as poolings of interests during 1996, the Company incurred Unusual Charges of approximately $134.3 million in 1996, of which $109.4 million was related to continuing operations (substantially related to the Company's merger with Ideon Group, Inc. ("Ideon")) and $24.9 million was associated with consumer software businesses that are discontinued. The collective Unusual Charges recorded during 1996 related to Company mergers and the utilization of such liabilities is summarized below:

                                                     1996                  BALANCE AT                  BALANCE AT
                                                   UNUSUAL      1997      DECEMBER 31,      1998      DECEMBER 31,
                                                   CHARGES   REDUCTIONS       1997       REDUCTIONS       1998
(In millions)                                     --------- ------------ -------------- ------------ -------------
   Professional fees                               $  27.5    $ (27.5)       $  --        $    --        $  --
   Personnel related                                   7.5       (7.5)          --             --           --
   Facility related                                   12.4      (10.4)         2.0           (2.0)          --
   Litigation related                                 80.4      (14.4)        66.0          (25.0)        41.0
   Other                                               6.5       (6.2)          .3           (0.3)          --
                                                   -------    -------        -----        -------        -----
   Total Unusual Charges                             134.3      (66.0)        68.3          (27.3)        41.0
   Reclassification for discontinued operations      (24.9)      24.9           --             --           --
                                                   -------    -------        -----        -------        -----
   Total Unusual Charges related to continuing
     operations                                    $ 109.4    $ (41.1)      $ 68.3        $ (27.3)      $ 41.0
                                                   =======    =======       ======        =======       ======

   Costs associated with the discontinued operations were comprised primarily of professional fees incurred in connection with the Company's mergers with consumer software businesses. Costs associated with the Company's merger with Ideon were non-recurring and included transaction and exit costs as well as a provision relating to certain litigation matters giving consideration to the Company's intended approach to these matters. The Company has since settled all outstanding litigation matters. The remaining $41.0 million of litigation-related liabilities at December 31, 1998 consists of the present value of settlement payments to be made in annual installments to the co-founder of SafeCard Services, Inc., which was acquired by Ideon in 1995. 1998 reductions include $27.8 million of cash payments and a $0.5 million charge to Unusual Charges as a result of a change in the original estimate of costs to be incurred.

   The 1996 Unusual Charges also provided for costs to be incurred in connection with the Company's consolidation efforts, including severance costs to be accrued resulting from the Ideon merger and costs relating to the expected obligations for certain third-party contracts (existing leases and vendor agreements) to which Ideon is a party and which are neither terminable at will nor automatically terminate upon a change-in-control of Ideon. In addition, the Company incurred certain exit costs in transferring and consolidating Ideon's credit card registration and enhancement services into the Company's credit card registration and enhancement services business. As a result of the Ideon merger, 120 employees were terminated.



7.   PROPERTY AND EQUIPMENT, NET


     Property and equipment, net consisted of:




                                                        ESTIMATED           DECEMBER 31,
                                                       USEFUL LIVES   -------------------------
                                                         IN YEARS          1998          1997
(In millions)                                         -------------   -------------   ---------
   Land                                               --               $    153.4     $   8.4
   Building and leasehold improvements                   5 - 50             751.9       224.4
   Furniture, fixtures and equipment                     3 - 10           1,018.1       632.1
                                                                       ----------     -------
                                                                          1,923.4       864.9
   Less accumulated depreciation and amortization                           490.6       320.2
                                                                       ----------     -------
                                                                       $  1,432.8     $ 544.7
                                                                       ==========     =======

8.  OTHER INTANGIBLES, NET

     Other intangibles, net consisted of:



                                       ESTIMATED           DECEMBER 31,
                                      USEFUL LIVES   -------------------------
                                        IN YEARS         1998          1997
(In millions)                        -------------   -----------   -----------
   Avis trademark                         40          $  402.0      $  402.0
   Other trademarks                       40             170.9          72.5
   Customer lists                        3-10            162.7         116.8
   Other                                 2-16            138.6         123.6
                                                      --------      --------
                                                         874.2         714.9
   Less accumulated amortization                         117.1          90.6
                                                      --------      --------
                                                      $  757.1      $  624.3
                                                      ========      ========

   Other intangibles are recorded at their estimated fair values at the dates acquired and are amortized on a straight-line basis over the periods to be benefited.


9.  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

     Accounts payable and other current liabilities consisted of:




                                                DECEMBER 31,
                                          -------------------------
                                              1998          1997
(In millions)                             -----------   -----------
   Accounts payable                       $   456.0     $   479.5
   Merger and acquisition obligations         152.7         359.0
   Accrued payroll and related                208.0         187.3
   Advances from relocation clients            60.3          57.2
   Other                                      640.5         409.4
                                          ---------     ---------
                                          $ 1,517.5     $ 1,492.4
                                          =========     =========

10. NET INVESTMENT IN LEASES AND LEASED VEHICLES

     Net investment in leases and leased vehicles consisted of:


                                                          DECEMBER 31,
                                                  -----------------------------
                                                       1998            1997
(In millions)                                     -------------   -------------
   Vehicles under open-end operating leases        $  2,725.6      $  2,640.1
   Vehicles under closed-end operating leases           822.1           577.2
   Direct financing leases                              252.4           440.8
   Accrued interest on leases                             1.0             1.0
                                                   ----------      ----------
                                                   $  3,801.1      $  3,659.1
                                                   ==========      ==========

   The Company records the cost of leased vehicles as "net investment in leases and leased vehicles." The vehicles are leased primarily to corporate fleet users for initial periods of twelve months or more under either operating or direct financing lease agreements. Vehicles under operating leases are amortized using the straight-line method over the expected lease term. The Company's experience indicates that the full term of the leases may vary considerably due to extensions beyond the minimum lease term. Lessee repayments of investment in leases and leased vehicles were $1.9 billion and $1.6 billion in 1998 and 1997, respectively, and the ratio of such repayments to the average net investment in leases and leased vehicles was 50.7% and 46.8% in 1998 and 1997, respectively.

   The Company has two types of operating leases. Under one type, open-end operating leases, resale of the vehicles upon termination of the lease is generally for the account of the lessee except for a minimum residual value which the Company has guaranteed. The Company's experience has been that vehicles under this type of lease agreement have generally been sold for amounts exceeding the residual value guarantees. Maintenance and repairs of vehicles under these agreements are the responsibility of the lessee. The original cost and accumulated depreciation of vehicles under this type of operating lease was $5.3 billion and $2.6 billion, respectively, at December 31, 1998 and $5.0 billion and $2.4 billion, respectively, at December 31, 1997.

   Under the second type of operating lease, closed-end operating leases, resale of the vehicles on termination of the lease is for the account of the Company. The lessee generally pays for or provides maintenance, vehicle licenses and servicing. The original cost and accumulated depreciation of vehicles under these agreements were $1.0 billion and $190.5 million, respectively, at December 31, 1998 and $754.4 million and $177.2 million, respectively, at December 31, 1997. The Company, based on historical experience and a current assessment of the used vehicle market, established an allowance in the amount of $14.2 million and $11.7 million for potential losses on residual values on vehicles under these leases at December 31, 1998 and 1997, respectively.

   Under the direct financing lease agreements, the minimum lease term is 12 months with a month to month renewal thereafter. In addition, resale of the vehicles upon termination of the lease is for the account for the lessee. Maintenance and repairs of these vehicles are the responsibility of the lessee.

   Open-end operating leases and direct financing leases generally have a minimum lease term of 12 months with monthly renewal options thereafter. Closed-end operating leases typically have a longer term, usually 24 months or more, but are cancelable under certain conditions.

   Gross leasing revenues, which are included in fleet leasing in the consolidated statements of operations, consist of:




                                                              YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                        1998            1997            1996
(In millions)                                      -------------   -------------   -------------
   Operating leases                                 $  1,330.3      $  1,222.9      $  1,145.8
   Direct financing leases, primarily interest            37.8            41.8            43.3
                                                    ----------      ----------      ----------
                                                    $  1,368.1      $  1,264.7      $  1,189.1
                                                    ==========      ==========      ==========

   In June 1998, the Company entered into an agreement with an independent third party to sell and leaseback vehicles subject to operating leases. The net carrying value of the vehicles sold was $100.6 million. Since the net carrying value of these vehicles was equal to their sales price, there was no gain or loss recognized on the sale. The lease agreement entered into between the Company and the counterparty was for a minimum lease term of 12 months with three one-year renewal options. For the year ended December 31, 1998, the total rental expense incurred by the Company under this lease was $17.7 million.

   The Company has transferred existing managed vehicles and related leases to unrelated investors and has retained servicing responsibility. Credit risk for such agreements is retained by the Company to a maximum extent in one of two forms: excess assets transferred, which were $9.4 million and $7.6 million at December 31, 1998 and 1997, respectively; or guarantees to a maximum extent. There were no guarantees to a maximum extent at December 31, 1998 or 1997. All such credit risk has been included in the Company's consideration of related allowances. The outstanding balances under such agreements aggregated $259.1 million and $224.6 million at December 31, 1998 and 1997, respectively.

   Other managed vehicles with balances aggregating $221.8 million and $157.9 million at December 31, 1998 and 1997, respectively, are included in special purpose entities which are not owned by the Company. These entities do not require consolidation as they are not controlled by the Company and all risks and rewards rest with the owners. Additionally, managed vehicles totaling approximately $81.9 million and $69.6 million at December 31, 1998 and 1997, respectively, are owned by special purpose entities which are owned by the Company. However, such assets and related liabilities have been netted in the consolidated balance sheet since there is a two-party agreement with determinable accounts, a legal right of offset exists and the Company exercises its right of offset in settlement with client corporations.

11. MORTGAGE LOANS HELD FOR SALE

   Mortgage loans held for sale represent mortgage loans originated by the Company and held pending sale to permanent investors. The Company sells loans insured or guaranteed by various government sponsored entities and private insurance agencies. The insurance or guaranty is provided primarily on a non-recourse basis to the Company, except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs. As of December 31, 1998 and 1997, mortgage loans sold with recourse amounted to approximately $58.3 million and $58.5 million, respectively. The Company believes adequate allowances are maintained to cover any potential losses.

   The Company entered into a three year agreement effective May 1998 and expanded in December 1998 under which an unaffiliated Buyer (the "Buyer") committed to purchase, at the Company's option, mortgage loans originated by the Company on a daily basis, up to the Buyer's asset limit of $2.4 billion. Under the terms of this sale agreement, the Company retains the servicing rights on the mortgage loans sold to the Buyer and provides the Buyer with opportunities to sell or securitize the mortgage loans into the secondary market. At December 31, 1998, the Company was servicing approximately $2.0 billion of mortgage loans owned by the Buyer.


12. MORTGAGE SERVICING RIGHTS

     Capitalized mortgage servicing rights ("MSRs") activity was as follows:




                                                                      IMPAIRMENT
                                                           MSRS       ALLOWANCE       TOTAL
(In millions)                                          -----------   -----------   -----------
   BALANCE, JANUARY 1, 1996                             $  192.8       $ (1.4)      $  191.4
   Less: PHH activity for January 1996 to reflect
     change in PHH fiscal year                             (14.0)          .2          (13.8)
   Additions to MSRs                                       164.4           --          164.4
   Amortization                                            (51.8)          --          (51.8)
   Write-down/provision                                       --           .6             .6
   Sales                                                    (1.9)          --           (1.9)
                                                        --------       ------       --------
   BALANCE, DECEMBER 31, 1996                              289.5          (.6)         288.9
   Additions to MSRs                                       251.8           --          251.8
   Amortization                                            (95.6)          --          (95.6)
   Write-down/provision                                       --         (4.1)          (4.1)
   Sales                                                   (33.1)          --          (33.1)
   Deferred hedge, net                                      18.6           --           18.6
   Reclassification of mortgage-related securities         (53.5)          --          (53.5)
                                                        --------       ------       --------
   BALANCE, DECEMBER 31, 1997                              377.7         (4.7)         373.0
   Additions to MSRs                                       475.2           --          475.2
   Additions to hedge                                       49.2           --           49.2
   Amortization                                            (82.5)          --          (82.5)
   Write-down/provision                                       --          4.7            4.7
   Sales                                                   (99.1)          --          (99.1)
   Deferred hedge, net                                     (84.8)          --          (84.8)
                                                        --------       ------       --------
   BALANCE, DECEMBER 31, 1998                           $  635.7       $   --       $  635.7
                                                        ========       ======       ========

   The value of the Company's MSRs is sensitive to changes in interest rates. The Company uses a hedge program to manage the associated financial risks of loan prepayments. Commencing in 1997, the Company used certain derivative financial instruments, primarily interest rate floors, interest rate swaps, principal only swaps, futures and options on futures to administer its hedge program. Premiums paid/received on the acquired derivatives instruments are capitalized and amortized over the life of the contracts. Gains and losses associated with the hedge instruments are deferred and recorded as adjustments to the basis of the MSRs. In the event the performance of the hedge instruments do not meet the requirements of the hedge program, changes in the fair value of the hedge instruments will be reflected in the income statement in the current period. Deferrals under the hedge programs are allocated to each applicable stratum of MSRs based upon its original designation and included in the impairment measurement.

   For purposes of performing its impairment evaluation, the Company stratifies its portfolio on the basis of interest rates of the underlying mortgage loans. The Company measures impairment for each stratum by comparing estimated fair value to the recorded book value. The Company records amortization expense in proportion to and over the period of the projected net servicing income. Temporary impairment is recorded through a valuation allowance in the period of occurrence.


13. LONG-TERM DEBT

  Long-term debt consisted of:




                                                 DECEMBER 31,
                                         ----------------------------
                                              1998           1997
(In millions)                            -------------   ------------
   Term Loan Facility                     $  1,250.0       $     --
   Revolving Credit Facilities                    --          276.0
   7 1/2% Senior Notes                         399.7             --
   7 3/4% Senior Notes                       1,148.0             --
   3% Convertible Subordinated Notes           545.4          543.2
   5 7/8% Senior Notes                            --          149.9
   4 3/4% Convertible Senior Notes                --          240.0
   Other                                        24.9           39.2
                                          ----------       --------
                                             3,368.0        1,248.3
   Less current portion                          5.1            2.3
                                          ----------       --------
                                          $  3,362.9      $ 1,246.0
                                          ==========      =========

   TERM LOAN FACILITIES
   On May 29, 1998, the Company entered into a 364 day term loan agreement with a syndicate of financial institutions which provided for borrowings of $3.25 billion (the "Term Loan Facility"). The Term Loan Facility, as amended, incurred interest based on the London Interbank Offered Rate ("LIBOR") plus a margin of approximately 87.5 basis points. The weighted average interest rate on the Term Loan Facility was 6.2% at December 31, 1998.

   At December 31, 1998, borrowings under the Term Loan Facility of $1.25 billion were classified as long-term based on the Company's intent and ability to refinance such borrowings on a long-term basis. On February 9, 1999, the Company replaced the Term Loan Facility with a new two year term loan facility (the "New Facility") which provides for borrowings of $1.25 billion. The Company used $1.25 billion of the proceeds from the New Facility to refinance the majority of the outstanding borrowings under the Term Loan Facility. The New Facility bears interest at a rate of LIBOR plus a margin of approximately 100 basis points and is payable in five consecutive quarterly installments beginning on the first anniversary of the closing date. The New Facility contains certain restrictive covenants, which are substantially similar to and consistent with the covenants in effect for the Company's existing revolving credit agreements.

   CREDIT FACILITIES
   The Company's primary credit facility, as amended, consists of (i) a $750.0 million, five year revolving credit facility (the "Five Year Revolving Credit Facility") and (ii) a $1.0 billion, 364 day revolving credit facility (the "364 Day Revolving Credit Facility") (collectively the "Revolving Credit Facilities"). The 364 Day Revolving Credit Facility will mature on October 29, 1999 but may be renewed on an annual basis for an additional 364 days upon receiving lender approval. The Five Year Revolving Credit Facility will mature on October 1, 2001. Borrowings under the Revolving Credit Facilities, at the option of the Company, bear interest based on competitive bids of lenders participating in the facilities, at prime rates or at LIBOR, plus a margin of approximately 75 basis points. The Company is required to pay a per annum facility fee of .175% and .15% of the average daily unused commitments under the Five Year Revolving Credit Facility and 364 Day Revolving Credit Facility, respectively. The interest rates and facility fees are subject to change based upon credit ratings on the Company's senior unsecured long-term debt by nationally recognized debt rating agencies. Letters of credit of $45.0 million were outstanding under the Five Year Revolving Credit Facility at December 31, 1998. The Revolving Credit Facilities contain certain restrictive covenants including restrictions on indebtedness, mergers, liquidations and sale and leaseback transactions and requires the maintenance of certain financial ratios, including a 3:1 minimum interest coverage ratio and a 0.5:1 maximum debt-to-capitalization ratio.


   7 1/2% AND 7 3/4% SENIOR NOTES
   On November 17, 1998, the Company filed an amended shelf registration statement with the SEC for the aggregate issuance of up to $3.0 billion of debt and equity securities. On November 24, 1998, the Company priced a total of $1.55 billion of Senior Notes (the "Notes") in a two-part issue. The first issue, $400.0 million principal amount of 7 1/2% Senior Notes due December 1, 2000, was priced to yield 7.545%. The second issue, $1.15 billion principal amount of 7 3/4% Senior Notes due December 1, 2003, was priced to yield 7.792%. Interest on the Notes will be payable on June 1 and December 1 each year, beginning on June 1, 1999. The Notes may be redeemed, in whole or in part, at any time at the option of the Company at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (i) the face value of the notes or (ii) the sum of the present values of the remaining scheduled payments discounted at the treasury rate plus a spread defined in the indenture. Net proceeds from the offering were used to repay a portion of the Company's Term Loan Facility and for general corporate purposes, which included the repurchase of Company common stock.


   3% CONVERTIBLE SUBORDINATED NOTES
   In February 1997, the Company completed a public offering of $550.0 million 3% Convertible Subordinated Notes (the "3% Notes") due 2002. Each $1,000 principal amount of 3% Notes is convertible into 32.6531 shares of Company common stock subject to adjustment in certain events. The 3% Notes may be redeemed at the option of the Company at any time on or after February 15, 2000, in whole or in part, at the appropriate redemption prices (as defined in the indenture governing the 3% Notes) plus accrued interest to the redemption date. The 3% Notes will be subordinated in right of payment to all existing and future Senior Debt (as defined in the indenture governing the 3% Notes) of the Company.


   5 7/8% SENIOR NOTES
   On December 15, 1998, the Company repaid the $150.0 million principal amount of 5 7/8% Senior Notes outstanding in accordance with the provisions of the indenture agreement.


     4 3/4% CONVERTIBLE SENIOR NOTES
   In February 1996, the Company completed a public offering of $240.0 million unsecured 4 3/4% Convertible Senior Notes due 2003, which were convertible at the option of the holder at any time prior to maturity into 36.030 shares of Company common stock per $1,000 principal amount of the 4 3/4% Notes, representing a conversion price of $27.76 per share. On May 4, 1998, the Company redeemed all of the outstanding ($144.5 million principal amount) 4 3/4% Notes at a price of 103.393% of the principal amount, together with interest accrued to the redemption date (see Note 6 -- Other Charges -- Financing Costs). Prior to the redemption date, during 1998, holders of such notes exchanged $95.5 million of the 4 3/4% Notes for 3.4 million shares of Company common stock.

   DEBT MATURITIES
     Aggregate maturities of debt for each of the next five years commencing in 1999 are as follows:




(In milloins)
YEAR                 AMOUNT
---------------   -----------
  1999            $     5.1
  2000                403.3
  2001              1,250.3
  2002                545.4
  2003              1,148.0
  Thereafter           15.9
                  ---------
                  $ 3,368.0
                  =========

14. LIABILITIES UNDER MANAGEMENT AND MORTGAGE PROGRAMS

     Borrowings to fund assets under management and mortgage programs consisted of:




                                       DECEMBER 31,
                               -----------------------------
                                    1998            1997
(In millions)                  -------------   -------------
   Commercial paper             $  2,484.4      $  2,577.5
   Medium-term notes               2,337.9         2,747.8
   Securitized obligations         1,901.5              --
   Other                             173.0           277.3
                                ----------      ----------
                                $  6,896.8      $  5,602.6
                                ==========      ==========

   COMMERCIAL PAPER
   Commercial paper, which matures within 180 days, is supported by committed revolving credit agreements described below and short-term lines of credit. The weighted average interest rates on the Company's outstanding commercial paper were 6.1% and 5.9% at December 31, 1998 and 1997, respectively.

   MEDIUM-TERM NOTES
   Medium-term notes of $2.3 billion primarily represent unsecured loans which mature through 2002. The weighted average interest rates on such medium-term notes were 5.6% and 5.9% at December 31, 1998 and 1997, respectively.

   SECURITIZED OBLIGATIONS
   The Company maintains four separate financing facilities, the outstanding borrowings under which are securitized by corresponding assets under management and mortgage programs. The collective weighted average interest rate on such facilities was 5.8% at December 31, 1998. Such securitized obligations are described below.

   Mortgage Facility. In December 1998, the Company entered into a 364 day financing agreement to sell mortgage loans under an agreement to repurchase such mortgages (the "Agreement"). The Agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the Agreement. The total commitment under this Agreement is $500.0 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Mortgage loans financed under this Agreement at December 31, 1998 totaled $378.0 million and are included in mortgage loans held for sale on the consolidated balance sheet.

   Relocation Facilities. The Company entered into a 364-day asset securitization agreement effective December 1998 under which an unaffiliated buyer has committed to purchase an interest in the right to payments related to certain Company relocation receivables. The revolving purchase commitment provides for funding up to a limit of $325.0 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Under the terms of this agreement, the Company retains the servicing rights related to the relocation receivables. At December 31, 1998, the Company was servicing $248.0 million of assets, which were funded under this agreement.

   The Company also maintains an asset securitization agreement with a separate unaffiliated buyer, which has a purchase commitment up to a limit of $350.0 million. The terms of this agreement are similar to the aforementioned facility with the Company retaining the servicing rights on the right of payment. At December 31, 1998, the Company was servicing $171.0 million of assets eligible for purchase under this agreement.

   Fleet Facilities. In December 1998, the Company entered into two secured financing transactions each expiring five years from the effective agreement date through its two wholly-owned subsidiaries, TRAC Funding and TRAC Funding II. Secured leased assets (specified beneficial interests in a trust which owns the leased vehicles and the leases) totaling $600.0 million and $725.3 million, respectively, were contributed to the subsidiaries by the Company. Loans to TRAC Funding and TRAC Funding II were funded by commercial paper conduits in the amounts of $500.0 million and $604.0 million, respectively, and were secured by the specified beneficial interests. Monthly loan repayments conform to the amortization of the leased vehicles with the repayment of the outstanding loan balance required at time of disposition of the vehicles. Interest on the loans is based upon the conduit commercial paper issuance cost and committed bank lines priced on a LIBOR basis. Repayments of loans are limited to the cash flows generated from the leases represented by the specified beneficial interests.

   Other. Other liabilities under management and mortgage programs are principally comprised of unsecured borrowings under uncommitted short-term lines of credit and other bank facilities, all of which matures in 1999. The weighted average interest rate on such debt was 5.5% and 6.7% at December 31, 1998 and 1997, respectively.

   Interest expense is incurred on indebtedness, which is used to finance fleet leasing, relocation and mortgage servicing activities. Interest incurred on borrowings used to finance fleet leasing activities was $177.3 million, $177.0 million and $161.8 million for the years ended December 31, 1998, 1997, and 1996, respectively, and is included net within fleet leasing revenues in the consolidated statements of operations. Interest related to equity advances on homes was $26.9 million, $32.0 million and $35.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Interest related to origination and mortgage servicing activities was $138.9 million, $77.6 million and $63.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. Interest expense incurred on borrowings used to finance both equity advances on homes and mortgage servicing activities are recorded net within membership and service fee revenues in the consolidated statements of operations.

   To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed facilities aggregate 100 percent of the average amount of outstanding commercial paper. As of December 31, 1998, the Company maintained $2.75 billion in committed and unsecured credit facilities, which were backed by a consortium of domestic and foreign banks. The facilities were comprised of $1.25 billion in 364 day credit lines maturing in March 1999, a $250.0 million (changed to $150.0 million in March 1999) revolving credit facility maturing December 1999 and a five year $1.25 billion credit line maturing in the year 2002. Under such credit facilities, the Company paid annual commitment fees of $1.9 million, $1.7 million and $2.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. In March 1999, the Company extended the $1.25 billion in 364 day credit lines to March 2000. In addition, the Company has other uncommitted lines of credit with various banks of which $5.1 million was unused at December 31, 1998. The full amount of the Company's committed facility was undrawn and available at December 31, 1998 and 1997.

   Although the period of service for a vehicle is at the lessee's option, and the period a home is held for resale varies, management estimates, by using historical information, the rate at which vehicles will be disposed and the rate at which homes will be resold. Projections of estimated liquidations of assets under management and mortgage programs and the related estimated repayments of liabilities under management and mortgage programs as of December 31, 1998, are set forth as follows:

(In millions)
                  ASSETS UNDER MANAGEMENT     LIABILITIES UNDER MANAGEMENT
YEARS              AND MORTGAGE PROGRAMS       AND MORTGAGE PROGRAMS (1)
--------------   -------------------------   -----------------------------
  1999                  $  4,882.0                    $  4,451.7
  2000                     1,355.9                       1,342.2
  2001                       668.6                         659.0
  2002                       289.0                         263.1
  2003                       168.3                         142.0
  2004-2008                  148.1                          38.8
                        ----------                    ----------
                        $  7,511.9                    $  6,896.8
                        ==========                    ==========

----------
  (1) The projected repayments of liabilities under management and mortgage programs are different than required by contractual maturities.



15. DERIVATIVE FINANCIAL INSTRUMENTS

   The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates, foreign currency exchange rates, prices of mortgage loans held for sale and anticipated mortgage loan closings arising from commitments issued. The Company performs analyses on an ongoing basis to determine that a high correlation exists between the characteristics of derivative instruments and the assets or transactions being hedged. As a matter of policy, the Company does not engage in derivative activities for trading or speculative purposes. The Company is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company manages such risk by periodically evaluating the financial position of counterparties and spreading its positions among multiple counterparties. The Company presently does not expect non-performance by any of the counterparties.

   INTEREST RATE SWAPS
   The Company enters into interest rate swap agreements to match the interest characteristics of the assets being funded and to modify the contractual costs of debt financing. The swap agreements correlate the terms of the assets to the maturity and rollover of the debt by effectively matching a fixed or floating interest rate with the stipulated revenue stream generated from the portfolio of assets being funded. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. For the years ended December 31, 1998, 1997 and 1996, the Company's hedging activities increased interest expense $2.1 million, $4.0 million and $4.1 million, respectively, and had no effect on its weighted average borrowing rate. The fair value of the swap agreements is not recognized in the consolidated financial statements since they are accounted for as matched swaps.

   The following table summarizes the maturity and weighted average rates of the Company's interest rate swaps at December 31, 1998 and 1997.


   1998




                                   NOTIONAL      WEIGHTED AVERAGE     WEIGHTED AVERAGE        SWAP
                                    AMOUNT         RECEIVE RATE           PAY RATE         MATURITIES
(Dollars in millions)            ------------   ------------------   ------------------   -----------
   Commercial paper               $   355.2             4.92%                5.84%         1999-2006
   Medium-term notes                  931.0             5.27%                5.04%         1999-2000
   Canada Commercial Paper             89.8             5.52%                5.27%         1999-2002
   Sterling liabilities               662.3             6.26%                6.62%         1999-2002
   Deutsche mark liabilities           31.9             3.24%                4.28%         1999-2001
                                  ---------
                                  $ 2,070.2
                                  =========

                                     1997


                                   NOTIONAL      WEIGHTED AVERAGE     WEIGHTED AVERAGE        SWAP
                                    AMOUNT         RECEIVE RATE           PAY RATE         MATURITIES
(Dollars in millions)            ------------   ------------------   ------------------   -----------
   Commercial paper               $   355.7             5.68%                6.26%        1999-2004
   Medium-term notes                1,551.0             5.93%                5.73%        1999-2000
   Canada Commercial Paper            142.8             4.93%                4.95%        1999-2002
   Sterling liabilities               491.5             7.21%                7.69%        1999-2002
   Deutsche mark liabilities            9.1             3.76%                5.34%        1999-2001
                                  ---------
                                  $ 2,550.1
                                  =========

   FOREIGN EXCHANGE CONTRACTS
   In order to manage its exposure to fluctuations in foreign currency exchange rates, on a selective basis, the Company enters into foreign exchange contracts. Such contracts are primarily utilized to hedge intercompany loans to foreign subsidiaries and certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. The Company may also hedge currency exposures that are directly related to anticipated, but not yet committed transactions expected to be denominated in foreign currencies. The principal currencies hedged are the British pound and the German mark. Market value gains and losses on foreign currency hedges related to intercompany loans are deferred and recognized upon maturity of the underlying loan. Market value gains and losses on foreign currency hedges of anticipated transactions are recognized in the statement of operations as exchange rates change. However, fluctuations in exchange rates are generally offset by the anticipated exposures being hedged. Historically, foreign exchange contracts have been short-term in nature.

   OTHER FINANCIAL INSTRUMENTS
   With respect to both mortgage loans held for sale and anticipated mortgage loan closings arising from commitments issued, the Company is exposed to the risk of adverse price fluctuations primarily due to changes in interest rates. The Company uses forward delivery contracts, financial futures and option contracts to reduce such risk. Market value gains and losses on such positions used as hedges are deferred and considered in the valuation of cost or market value of mortgage loans held for sale.

   With respect to the mortgage servicing portfolio, the Company acquired certain derivative financial instruments, primarily interest rate floors, interest rate swaps, principal only swaps, futures and options on futures to manage the associated financial impact of interest rate movements.


16. FAIR VALUE OF FINANCIAL INSTRUMENTS AND SERVICING RIGHTS

   The following methods and assumptions were used by the Company in estimating its fair value disclosures for material financial instruments. The fair values of the financial instruments presented may not be indicative of their future values.

   MARKETABLE SECURITIES
   Fair value is based upon quoted market prices or investment advisor estimates.

   MORTGAGE LOANS HELD FOR SALE
   Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current dealer commitments to purchase loans net of mortgage-related positions. The value of embedded MSRs has been considered in determining fair value.

   MORTGAGE SERVICING RIGHTS
   Fair value is estimated by discounting future net servicing cash flows associated with the underlying securities using discount rates that approximate current market rates and externally published prepayment rates, adjusted, if appropriate, for individual portfolio characteristics.

   DEBT
   The fair values of the Company's Senior Notes, Convertible Notes and Medium-term Notes are estimated based on quoted market prices or market comparables.

   MANDATORILY REDEEMABLE PREFERRED SECURITIES ISSUED BY SUBSIDIARY
   Fair value is estimated based on quoted market prices and incorporates the settlement of litigation and the resulting modification of terms (see Note 6 -- Other Charges -- Litigation Settlement).

   INTEREST RATE SWAPS, FOREIGN EXCHANGE CONTRACTS, OTHER MORTGAGE-RELATED POSITIONS
   The fair values of these instruments are estimated, using dealer quotes, as the amount that the Company would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering interest rates at the reporting date.

   The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                                      1998                                     1997
                                     --------------------------------------   ---------------------------------------
                                      NOTIONAL/                  ESTIMATED     NOTIONAL/                   ESTIMATED
                                       CONTRACT     CARRYING        FAIR        CONTRACT     CARRYING        FAIR
                                        AMOUNT       AMOUNT        VALUE         AMOUNT       AMOUNT         VALUE
(In millions)                        -----------   ----------   -----------   -----------   ----------   ------------
   ASSETS
    Marketable securities             $     --      $  220.8     $   220.8     $     --      $   65.2     $    65.2
    Investment in mortgage
     securities                             --          46.2          46.2           --          48.0          48.0
----------------------------------    --------      --------     ---------     --------      --------     ---------
   ASSETS UNDER MANAGEMENT
    AND MORTGAGE PROGRAMS
     Relocation receivables                 --         659.1         659.1           --         775.3         775.3
     Mortgage loans held for
       sale                                 --       2,416.0       2,462.7           --       1,636.3       1,668.1
     Mortgage servicing rights              --         635.7         787.7           --         373.0         394.6
----------------------------------    --------      --------     ---------     --------      --------     ---------
   LONG-TERM DEBT                           --       3,362.9       3,351.1           --       1,246.0       1,468.3
----------------------------------    --------      --------     ---------     --------      --------     ---------
   OFF BALANCE SHEET DERIVATIVES
   RELATING TO LONG-TERM DEBT
    Foreign exchange forwards              1.1            --            --          5.5            --            --
   OTHER OFF BALANCE SHEET
   DERIVATIVES
    Foreign exchange forwards             47.6            --            --        102.7            --            --
----------------------------------    --------      --------     ---------     --------      --------     ---------
   LIABILITIES UNDER MANAGEMENT
   AND MORTGAGE PROGRAMS
    Debt                                    --       6,896.8       6,895.0           --       5,602.6       5,604.2
----------------------------------    --------      --------     ---------     --------      --------     ---------
   MANDATORILY REDEEMABLE
   PREFERRED SECURITIES ISSUED BY
   SUBSIDIARY                               --       1,472.1       1,333.2           --            --            --
----------------------------------    --------      --------     ---------     --------      --------     ---------
   OFF BALANCE SHEET DERIVATIVES
    RELATING TO LIABILITIES UNDER
    MANAGEMENT AND MORTGAGE
    PROGRAMS
    Interest rate swaps                2,070.2            --            --      2,550.1           --            --
     in a gain position                     --            --           7.8           --           --           5.6
     in a loss position                     --            --         (11.5)          --           --          (3.9)
    Foreign exchange forwards            349.3            --           0.1        409.8           --           2.5
----------------------------------    --------      --------     ---------     --------      --------     ---------
   MORTGAGE-RELATED POSITIONS
    Forward delivery
     commitments (a)                   5,057.0           2.9          (3.5)     2,582.5         19.4         (16.2)
    Option contracts to sell (a)         700.8           8.5           3.7        290.0           .5            --
    Option contracts to buy (a)          948.0           5.0           1.0        705.0          1.1           4.4
    Commitments to fund
     mortgages                         3,154.6            --          35.0      1,861.7           --          19.7
    Constant maturity treasury
     floors (b)                        3,670.0          43.8          84.0        825.0         12.5          17.1
    Interest rate swaps (b)              775.0                                    175.0
    in a gain position                      --            --          34.6           --           --           1.3
    in a loss position                      --            --          (1.2)          --           --            --
    Treasury futures (b)                 151.0            --          (0.7)       331.5           --           4.8
    Principal only swaps (b)              66.3            --           3.1           --           --            --

----------
  (a) Carrying amounts and gains (losses) on these mortgage-related positions are already included in the determination of respective carrying amounts and fair values of mortgage loans held for sale. Forward delivery commitments are used to manage price risk on sale of all mortgage loans to end investors including loans held by an unaffiliated buyer as described in Note 11.

  (b) Carrying amounts on these mortgage-related positions are capitalized and recorded as a component of MSRs. Gains (losses) on such positions are included in the determination of the respective carrying amounts and fair value of MSRs.

17.  MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES ISSUED BY SUBSIDIARY

   On March 2, 1998, Cendant Capital I (the "Trust"), a statutory business Trust formed under the laws of the State of Delaware and a wholly-owned consolidated subsidiary of the Company, issued 29.9 million FELINE PRIDES and 2.3 million trust preferred securities and received approximately $1.5 billion in gross proceeds therefrom. The Trust invested the proceeds in 6.45% Senior Debentures due 2003 (the "Debentures") issued by the Company, which represents the sole asset of the Trust. The obligations of the Trust related to the FELINE PRIDES and trust preferred securities are unconditionally guaranteed by the Company to the extent the Company makes payments pursuant to the Debentures. Upon the issuance of the FELINE PRIDES and trust preferred securities, the Company recorded a liability of $43.3 million with a corresponding reduction to shareholders' equity equal to the present value of the total future contract adjustment payments to be made under the FELINE PRIDES. The FELINE PRIDES, upon issuance, consisted of
   27.6 million Income PRIDES and 2.3 million Growth PRIDES (Income PRIDES and Growth PRIDES hereinafter referred to as "PRIDES"), each with a face amount of $50 per PRIDE. The Income PRIDES consist of trust preferred securities and forward purchase contracts under which the holders are required to purchase common stock from the Company in February 2001. The Growth PRIDES consist of zero coupon U.S. Treasury securities and forward purchase contracts under which the holders are required to purchase common stock from the Company in February 2001. The stand alone trust preferred securities and the trust preferred securities forming a part of the Income PRIDES, each with a face amount of $50, bear interest, in the form of preferred stock dividends, at the annual rate of 6.45% payable in cash. Such preferred stock dividends are presented as minority interest, net of tax in the consolidated statements of operations. Payments under the forward purchase contract forming a part of the Income PRIDES will be made by the Company in the form of a contract adjustment payment at an annual rate of 1.05%. Payments under the forward purchase contract forming a part of the Growth PRIDES will be made by the Company in the form of a contract adjustment payment at an annual rate of 1.30%. The forward purchase contracts require the holder to purchase a minimum of 1.0395 shares and a maximum of 1.3514 shares of Company common stock per PRIDES security depending upon the average of the closing price per share of the Company's common stock for a 20 consecutive day period ending in mid-February of 2001. The Company has the right to defer the contract adjustment payments and the payment of interest on the Debentures to the Trust. Such election will subject the Company to certain restrictions, including restrictions on making dividend payments on its common stock until all such payments in arrears are settled.

   The Company has reached an agreement to settle a class action lawsuit that was brought on behalf of holders of PRIDES securities who purchased their securities on or prior to April 15, 1998 (see Note 6 -- Other Charges -- Litigation Settlement).


18.  COMMITMENTS AND CONTINGENCIES

   LEASES
   The Company has noncancelable operating leases covering various facilities and equipment, which primarily expire through the year 2004. Rental expense for the years ended December 31, 1998, 1997 and 1996 was $177.9 million, $91.3 million and $75.3 million, respectively. The Company incurred contingent rental expenses in 1998 of $44.1 million, which is included in total rental expense, principally based on rental volume or profitability at certain NPC parking facilities. The Company has been granted rent abatements for varying periods on certain of its facilities. Deferred rent relating to those abatements is being amortized on a straight-line basis over the applicable lease terms. Commitments under capital leases are not significant.

   Future minimum lease payments required under noncancelable operating leases as of December 31, 1998 are as follows:




(In millions)
Year                     Amount
-------------------   -----------
  1999                 $  122.9
  2000                    109.3
  2001                     93.6
  2002                     69.5
  2003                     55.5
  Thereafter              139.4
                       --------
                       $  590.2
                       ========


   LITIGATION
   Accounting Irregularities. On April 15, 1998, the Company publicly announced that it discovered accounting irregularities in the former business units of CUC. Such discovery prompted investigations into such matters by the Company and the Audit Committee of the Company's Board of Directors. As a result of the findings from the investigations, the Company restated its previously reported financial results for 1997, 1996 and 1995. Since the April 15, 1998 announcement more than 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on the Company's behalf and three individual lawsuits have been filed in various courts against the Company and other defendants. With the exception of an action pending in the Delaware Chancery Court and an action filed in the Superior Court of New Jersey that has been dismissed, these actions were all filed in or transferred to the United States District Court for the District of New Jersey, where they are pending before Judge William H. Walls and Magistrate Judge Joel A. Pisano. The Court has ordered consolidation of many of the actions.

   The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. While the Company made all adjustments considered necessary as a result of the findings from the Investigations, in restating its financial statements, the Company can provide no assurances that additional adjustments will not be necessary as a result of these government investigations.

   On October 14, 1998, an action claiming to be a class action was filed against the Company and four of the Company's former officers and directors. The complaint claims that the Company made false and misleading public announcements and filings with the SEC in connection with the Company's proposed acquisition of American Bankers allegedly in violation of Sections 10(b) and 20(a) on the Securities Exchange Act of 1934, as amended and that the plaintiff and the alleged class members purchased American Bankers' securities in reliance on these public announcements and filings at inflated prices.

   As previously disclosed, the Company reached a final agreement with plaintiff's counsel representing the class of holders of its PRIDES securities who purchased their securities on or prior to April 15, 1998 to settle their class action lawsuit against the Company through the issuance of a new "Right" for each PRIDES security held. (see Note 6 -- Other Charges for a more detailed description of the settlement).

   Other than with respect to the PRIDES class action litigation, the Company does not believe it is feasible to predict or determine the final outcome or resolution of these proceedings or to estimate the amounts or potential range of loss with respect to these proceedings and investigations. In addition, the timing of the final resolution of these proceedings and investigations is uncertain. The possible outcomes or resolutions of these proceedings and investigations could include judgements against the Company or settlements and could require substantial payments by the Company. Management believes that material adverse outcomes with respect to such proceedings and investigations could have a material adverse impact on the Company's financial condition, results of operations and cash flows.

   Other pending litigation. The Company and its subsidiaries are involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


19. INCOME TAXES


   The income tax provision consists of:





                                      FOR THE YEAR ENDED DECEMBER 31,
                                  ----------------------------------------
                                      1998           1997          1996
(In millions)                     ------------   -----------   -----------
   Current
    Federal                         $ (159.4)     $  155.1      $  101.1
    State                                0.7          24.4          13.3
    Foreign                             56.5          28.5          18.1
                                    --------      --------      --------
                                      (102.2)        208.0         132.5
                                    --------      --------      --------
   Deferred
    Federal                            176.1         (16.8)         70.4
    State                               29.5          (3.4)         16.5
    Foreign                              1.1           3.2            .8
                                    --------      --------      --------
                                       206.7         (17.0)         87.7
   Provision for income taxes       $  104.5      $  191.0      $  220.2
                                    ========      ========      ========


   Net deferred income tax assets and liabilities are comprised of the following:




                                                         DECEMBER 31,
                                                   ------------------------
                                                      1998          1997
(In millions)                                      ----------   -----------
   CURRENT NET DEFERRED INCOME TAXES
    Merger and acquisition-related liabilities      $  52.8      $  102.9
    Accrued liabilities and deferred income           323.1         225.8
    Excess tax basis on assets held for sale          190.0            --
    Insurance retention refund                        (21.2)        (19.3)
    Provision for doubtful accounts                    13.8           4.0
    Franchise acquisition costs                        (6.9)         (2.6)
    Deferred membership acquisition costs               2.6           8.6
    Other                                             (87.6)         (7.5)
                                                    -------      --------
   Current net deferred tax asset                   $ 466.6      $  311.9
                                                    =======      ========



                                                           DECEMBER 31,
                                                   ----------------------------
                                                        1998           1997
(In millions)                                      -------------   ------------
   NON-CURRENT NET DEFERRED INCOME TAXES
    Depreciation and amortization                   $   (296.7)      $ (277.1)
    Deductible goodwill -- taxable poolings               49.3           44.2
    Merger and acquisition-related liabilities            25.8           35.0
    Accrued liabilities and deferred income               63.9           66.9
    Acquired net operating loss carryforward              83.5           59.9
    Other                                                 (3.0)           0.2
                                                    ----------       --------
   Non-current net deferred tax liability           $    (77.2)      $  (70.9)
                                                    ==========       ========

                                                                        DECEMBER 31,
                                                                 ---------------------------
                                                                     1998           1997
(In millions)                                                    ------------   ------------
   MANAGEMENT AND MORTGAGE PROGRAM DEFERRED INCOME TAXES
     Depreciation                                                  $ (121.3)      $ (233.1)
     Unamortized mortgage servicing rights                           (248.0)         (74.6)
     Accrued liabilities                                               25.8            9.5
     Alternative minimum tax carryforwards                              2.5            2.5
                                                                   --------       --------
   Net deferred tax liabilities under management and mortgage
     programs                                                      $ (341.0)      $ (295.7)
                                                                   ========       ========


   Net operating loss carryforwards at December 31, 1998 acquired in connection with the acquisition of Avis expire as follows: 2001, $8.2 million; 2002, $89.6 million; 2005, $7.2 million; 2009, $17.7 million; and 2010, $116.0 million. Certain state net operating loss carryforwards of $43.9 million are not expected to be realized; therefore, a valuation allowance of $43.9 million was established in 1998.

   The Company's effective income tax rate for continuing operations differs from the federal statutory rate as follows:



                                                                     YEAR ENDING DECEMBER 31,
                                                               ------------------------------------
                                                                  1998         1997         1996
                                                               ----------   ----------   ----------
   Federal statutory rate                                         35.0%         35.0%        35.0%
   State income taxes net of federal benefit                       6.2%          5.3%         3.6%
   Non-deductible merger-related costs                              --          29.1%          --
   Amortization of non-deductible goodwill                         5.9%          4.3%         1.5%
   Foreign taxes differential                                     (8.0%)          .3%          .5%
   Recognition of excess tax basis on assets held for sale        (2.7%)          --           --
   Other                                                          (3.2%)          .3%          .6%
                                                                  ----          ----         ----
                                                                  33.2%         74.3%        41.2%
                                                                  ====          ====         ====


20. STOCK OPTION PLANS

   On December 12, 1998, the Company adopted the 1999 Broad-Based Employee Stock Option Plan (the "Broad-Based Plan"). The Broad-Based Plan authorizes the granting of up to 16 million shares of Company common stock through awards of nonqualified stock options (stock options which do not qualify as incentive stock options as defined under the Internal Revenue Service Code). Certain officers and all employees and independent contractors of the Company are eligible to receive awards under the Broad-Based Plan. Options granted under the plan generally have a ten year term and are exercisable at 20% per year commencing one year from the date of grant.

   In connection with the Cendant Merger, the Company adopted the 1997 Stock Incentive Plan (the "Incentive Plan"). The Incentive Plan authorizes the granting of up to 25 million shares of Company common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. All directors, officers and employees of the Company and its affiliates are eligible to receive awards under the Incentive Plan. Options granted under the Incentive Plan generally have a ten year term and are exercisable at 20% per year commencing one year from the date of grant. During 1997, the Company also adopted two other stock plans: the 1997 Employee Stock Plan (the "1997 Employee Plan") and the 1997 Stock Option Plan (the "1997 SOP"). The 1997 Employee Plan authorizes the granting of up to 25 million shares of Company common stock through awards of nonqualified stock options, stock appreciation rights and shares of restricted Company common stock to employees of the Company and its affiliates. The 1997 SOP provides for the granting of up to 10 million shares of Company common stock to key employees (including employees who are directors and officers) of the Company and its subsidiaries through awards of incentive and/or nonqualified stock options. Options granted under the 1997 Employee Plan and the 1997 SOP generally have ten year terms and are exercisable at 20% per year commencing one year from the date of grant.

   The Company also grants options to employees pursuant to three additional stock option plans under which the Company may grant options to purchase in the aggregate up to 70.8 million shares of Company common stock. Annual vesting periods under these plans range from 20% to 33%, all commencing one year from the respective grant dates. At December 31, 1998 and 1997, there were 38.6 million and 49.3 million shares available for grant under the Company's stock option plans.

   On September 23, 1998, the Compensation Committee of the Board of Directors approved a program to effectively reprice certain Company stock options granted to middle management employees during December 1997 and the first quarter of 1998. Such options were effectively repriced on October 14, 1998 at $9.8125 per share (the "New Price"), which was the fair market value (as defined in the option plans) on the date of such repricing. On September 23, 1998, the Compensation Committee also modified the terms of certain options held by certain executive officers and senior managers of the Company subject to certain conditions including revocation of a portion of existing options. Additionally, a management equity ownership program was adopted that requires these executive officers and senior managers to acquire Company common stock at various levels commensurate with their respective compensation levels. The option modifications were accomplished by canceling existing options and issuing a lesser amount of new options at the New Price and, with respect to certain options of executive officers and senior managers, at prices above the New Price.

   The table below summarizes the annual activity of the Company's stock option plans:




                                                           WEIGHTED
                                           OPTIONS       AVG. EXERCISE
                                         OUTSTANDING         PRICE
(Shares in millions)                    -------------   --------------
   BALANCE AT DECEMBER 31, 1995               98.7         $  7.21
     Granted                                  36.1           22.14
     Canceled                                 (2.8)          18.48
     Exercised                               (14.0)           5.77
                                            ------

   BALANCE AT DECEMBER 31, 1996              118.0           11.68
     Granted                                  78.8           27.94
     Canceled                                 (6.4)          27.29
     Exercised                               (14.0)           7.20
     PHH conversion (1)                       (4.4)             --
                                            ------

   BALANCE AT DECEMBER 31, 1997              172.0           18.66
   Granted
     Equal to fair market value               83.8           19.16
     Greater than fair market value           20.8           17.13
   Canceled                                  (81.8)          29.36
   Exercised                                 (17.0)          10.01
                                            ------

   BALANCE AT DECEMBER 31, 1998              177.8           14.64
                                            ======

----------
  (1) In connection with the PHH Merger, all unexercised PHH stock options were canceled and converted into 1.8 million shares of Company common stock.

   The Company utilizes the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock option plans. Under APB No. 25, because the exercise prices of the Company's employee stock options are equal to or greater than the market prices of the underlying Company stock on the date of grant, no compensation expense is recognized.

   Had the Company elected to recognize compensation cost for its stock option plans based on the calculated fair value at the grant dates for awards under such plans, consistent with the method prescribed by SFAS No. 123, net income (loss) per share would have reflected the pro forma amounts indicated below:




                                                     YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------
                                             1998              1997              1996
(In millions, except per share data)     -----------   -------------------   -----------
   Net income (loss)
    as reported                           $ 539.6         $    (217.2)        $ 330.0
    pro forma                               392.9              (663.9) (2)      245.1
   Net income (loss) per share:
   Basic
    as reported                           $   .64         $      (.27)        $   .44
    pro forma (1)                             .46                (.82) (2)        .32
   Diluted
    as reported                               .61                (.27)            .41
    pro forma (1)                             .46                (.82) (2)        .31

----------
(1) The effect of applying SFAS No. 123 on the pro forma net income per share disclosures is not indicative of future amounts because it does not take into consideration option grants made prior to 1995 or in future years.

(2) Includes incremental compensation expense of $335.4 million ($204.9 million, after tax) or $.25 per basic and diluted share as a result of the immediate vesting of HFS options upon consummation of the Cendant Merger.


  The fair values of the stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 1998, 1997 and 1996:



                                                    YEAR ENDED DECEMBER 31,
                               ------------------------------------------------------------------
                                                               CUC           HFS           PHH
                                                              PLANS         PLANS         PLANS
                                                           -----------   -----------   ----------
                                   1998          1997                       1996
                               -----------   -----------   --------------------------------------

   Dividend yield                     --            --            --            --           2.8%
   Expected volatility              55.0%         32.5%         28.0%         37.5%         21.5%
   Risk-free interest rate           4.9%          5.6%          6.3%          6.4%          6.5%
   Expected holding period      6.3 years     7.8 years     5.0 years     9.1 years     7.5 years


   The weighted average fair values of Company stock options granted during the year ended December 31, 1998, which were repriced with exercise prices equal to and greater than the underlying stock price at the date of grant, were 19.69 and 18.10, respectively. The weighted average fair value of the stock options granted during the year ended December 31, 1998, which were not repriced was $10.16. The weighted average fair value of stock options granted during the year ended December 31, 1997 was $13.71. The weighted average fair value of stock options granted under the former CUC plans (inclusive of plans acquired) during the year ended December 31, 1996 was $7.51. The weighted average fair value of stock options granted under the former HFS plans (inclusive of the PHH plans) during the year ended
   December 31, 1996 was $10.96.

   The table below summarizes information regarding Company stock options outstanding and exercisable as of December 31, 1998:

                                       OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                             ---------------------------------------   --------------------
                                         WEIGHTED AVG.     WEIGHTED                WEIGHTED
                                           REMAINING        AVERAGE                AVERAGE
                                          CONTRACTUAL      EXERCISE                EXERCISE
RANGE OF EXERCISE PRICES      SHARES          LIFE           PRICE      SHARES      PRICE
--------------------------   --------   ---------------   ----------   --------   ---------
   $.01 to $10.00               89.6           6.8         $  7.40        50.5     $  5.56
   $10.01 to $20.00             38.6           7.5           15.44        17.3       14.52
   $20.01 to $30.00             27.3           7.9           23.02        20.8       23.09
   $30.01 to $40.00             22.3           8.8           32.03        14.8       31.83
                               -----                                     -----
                               177.8           7.4           14.64       103.4       14.34
                               =====                                     =====


21.  SHAREHOLDERS' EQUITY


   On December 1, 1998, the Company's Board of Directors amended and restated the 1998 Employee Stock Purchase Plan (the "Plan"). The Company reserved
   2.5 million shares of Company common stock in connection with the Plan, which enables eligible employees to purchase shares of common stock from the Company at 85% of the fair market value on the first business day of each calendar quarter (the "Offering Date"). Eligible employees may authorize the Company to withhold up to 10% of their compensation from each paycheck during any calendar quarter, in an amount not to exceed a total of $25,000 of Company common stock (at fair market value as of the Offering Date) during any calendar year.

   In November 1998, the Board of Directors authorized a $1.0 billion common share repurchase program. As of December 31, 1998, the Company had repurchased 13.4 million shares costing $257.7 million. During the first quarter of 1999, the Company's Board of Directors authorized an additional $400.0 million to be repurchased under such program pursuant to which the Company continues to execute this program through open market purchases or privately negotiated transactions, subject to bank credit facility covenants and certain rating agency constraints. As of March 11, 1999, the Company repurchased $1.3 billion of its common stock, reducing its outstanding shares by 64.2 million shares under this share repurchase program.


22.  EMPLOYEE BENEFIT PLANS


   The Company sponsors several defined contribution plans that provide certain eligible employees of the Company an opportunity to accumulate funds for their retirement. The Company matches the contributions of participating employees on the basis of the percentages specified in the plans. The Company's cost for contributions to these plans was $23.6 million, $15.9 million and $10.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

   The Company's PHH subsidiary has a domestic non-contributory defined benefit pension plan covering substantially all domestic employees of PHH and its subsidiaries employed prior to July 1, 1997. Additionally, the Company has contributory defined benefit pension plans in certain United Kingdom subsidiaries with participation in the plans at the employees' option. Under both the domestic and foreign plans, benefits are based on an employee's years of credited service and a percentage of final average compensation.

   The Company's policy for all plans is to contribute amounts sufficient to meet the minimum requirements plus other amounts as deemed appropriate. The projected benefit obligations of the funded plans were $196.3 million and $108.1 million and funded assets, at fair value, were $162.2 million and $102.7 million at December 31, 1998 and 1997, respectively. The net pension cost and the recorded liability were not material to the accompanying consolidated financial statements.

23. RELATED PARTY TRANSACTIONS

   NRT
   During 1997, the Company executed agreements with NRT Incorporated ("NRT"), a corporation created to acquire residential real estate brokerage firms. In 1997, NRT acquired the real estate brokerage business and operations of National Realty Trust ("the Trust"). The Trust was an independent trust to which the Company contributed the brokerage offices, which were owned by Coldwell Banker at the time of the Company's acquisition of Coldwell Banker in 1996. Since inception, NRT acquired other local and regional real estate brokerage businesses. NRT is the largest residential brokerage firm in the United States. Certain officers of the Company serve on the Board of Directors of NRT. NRT is party to various agreements and arrangements with the Company and its subsidiaries. Under these agreements, the Company acquired $182.0 million of NRT preferred stock (and may be required to acquire up to an additional $81.3 million of NRT preferred stock). The Company received preferred dividend payments of $15.4 million and $5.2 million during the years ended 1998 and 1997, respectively which are included in other revenue in the consolidated statements of operations. NRT is the largest franchisee, based on gross commission income, of the Company's three real estate franchise systems. During 1998, 1997 and 1996, NRT and its predecessors paid an aggregate $121.5 million, $60.5 million and $24.0 million, respectively, in franchise royalties to the Company. On February 9, 1999, the Company executed new agreements with NRT, which among other things, increased the term of each of the three franchise agreements under which NRT operates from 40 years to 50 years.

   In connection with the aforementioned agreements, the Company at its election, will participate in NRT's acquisitions by acquiring up to an aggregate $946.3 million (plus an additional $500.0 million if certain conditions are met) of intangible assets, and in some cases mortgage operations, of real estate brokerage firms acquired by NRT. Through December 31, 1998, the Company acquired $445.7 million of such mortgage operations and intangible assets, primarily franchise agreements associated with real estate brokerage companies acquired by NRT, which brokerage companies will become subject to the NRT 50-year franchise agreements. In February 1999, NRT and the Company entered into an agreement whereby the Company made an upfront payment of $30.0 million to NRT for services to be provided by NRT to the Company related to the identification of potential acquisition candidates, the negotiation of agreements and other services in connection with future brokerage acquisitions by NRT. Such fee is refundable in the event the services are not provided.

   AVIS, INC.
   Upon entering into the definitive merger agreement to acquire Avis, the Company announced its strategy to dilute its interest in the subsidiary of Avis which controlled the car rental operations of Avis ("ARAC") while retaining assets associated with the franchise business, including trademarks, reservation system assets and franchise agreements with ARAC and other licensees. Since the Company's control was planned to be temporary, the Company accounted for its 100% investment in ARAC under the equity method. The Company's equity interest was diluted to 27.5% pursuant to an Initial Public Offering ("IPO") by ARAC in September 1997. Net proceeds from the IPO of $359.3 million were retained by ARAC. In March 1998, the Company sold one million shares of Avis common stock and recognized a pre-tax gain of approximately $17.7 million, which is included in other revenue in the consolidated statements of operations. At December 31, 1998, the Company's interest in ARAC was approximately 22.6%. The Company recorded its equity in the earnings of ARAC, which amounted to $13.5 million, $51.3 million and $1.2 million for the years ended December 31, 1998, 1997 and 1996, respectively, as a component of other revenue in the consolidated statements of operations. In January 1999, the Company's equity interest was further diluted to 19.4% as a result of the Company's sale of 1.3 million shares of Avis common stock.

   The Company licenses the Avis trademark to ARAC pursuant to a 50-year master license agreement and receives royalty fees based upon 4% of ARAC revenue, escalating to 4.5% of ARAC revenue over a 5-year period. During 1998 and 1997, total franchise royalties paid to the Company from ARAC were $91.9 million and $81.7 million, respectively. In addition, the Company operates the telecommunications and computer processing system, which services ARAC for reservations, rental agreement processing, accounting and fleet control for which the Company charges ARAC at cost. Certain officers of the Company serve on the Board of Directors of ARAC.


24.  DIVESTITURE

   On December 17, 1997, as directed by the Federal Trade Commission in connection with the Cendant Merger, CUC sold immediately preceding the Cendant Merger all of the outstanding shares of its timeshare exchange businesses, Interval International Inc. ("Interval"), for net proceeds of $240.0 million less transaction related costs amortized as services are provided. The Company recognized a gain on the sale of Interval of $76.6 million ($26.4 million, after tax), which has been reflected as an extraordinary gain in the consolidated statements of operations.


25.  FRANCHISING AND MARKETING/RESERVATION ACTIVITIES

   Revenue from franchising activities includes initial franchise fees charged to lodging properties, car rental locations, tax preparation offices and real estate brokerage offices upon execution of a franchise contract. Initial franchise fees amounted to $44.7 million, $26.0 million and $24.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

   Franchising information at December 31 is as follows:




                                                          1998 (1)     1997      1996
                                                         ----------  --------  -------
   Franchised Units in Operation                           22,471     18,876   18,535
   Backlog (Franchised units sold but not yet opened)       2,063      1,547    1,061

     ----------
  (1) 1,998 franchised units were acquired in connection with the acquisition of Jackson Hewitt.


   The Company receives marketing and reservation fees from several of its lodging and real estate franchisees. Marketing and reservation fees related to the Company's lodging brands' franchisees are calculated based on a specified percentage of gross room revenues. Marketing fees received from the Company's real estate brands' franchisees are based on a specified percentage of gross closed commissions earned on the sale of real estate. As provided in the franchise agreements, at the Company's discretion, all of these fees are to be expended for marketing purposes and the operation of a centralized brand-specific reservation system for the respective franchisees and are controlled by the Company until disbursement. Membership and service fee revenues included marketing and reservation fees of $222.4 million, $215.4 million and $157.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.


26.  SEGMENT INFORMATION

   Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The provisions of SFAS No. 131 established revised standards for public companies relating to reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, and geographic areas. The adoption of SFAS No. 131 did not affect the Company's primary financial statements, but did affect the disclosure of segment information. The segment information for 1997 and 1996 has been restated from the prior years' presentation in order to conform to the requirements of SFAS No. 131.

   Management evaluates each segment's performance on a stand-alone basis based on a modification of earnings before interest, income taxes, depreciation and amortization. For this purpose, Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for other charges which are of a non-recurring or unusual nature, which are not measured in assessing segment performance or are not segment specific. The Company determined that it has nine reportable operating segments based primarily on the types of services it provides, the consumer base to which marketing efforts are directed and the methods used to sell services. Inter-segment net revenues were not significant to the net revenues of any one segment or the consolidated net revenues of the Company. A description of the services provided within each of the Company's reportable operating segments is as follows:

   TRAVEL
   Travel services include the franchising of lodging properties and car rental locations, as well as vacation/timeshare exchange services. As a franchiser of guest lodging facilities and car rental agency locations, the Company licenses the independent owners and operators of hotels and car rental agencies to use its brand names. Operation and administrative services are provided to franchisees, which include access to a national reservation system, national advertising and promotional campaigns, co-marketing programs and volume purchasing discounts. As a provider of vacation and timeshare exchange services, the Company enters into affiliation agreements with resort property owners/developers (the developers) to allow owners of weekly timeshare intervals (the subscribers) to trade their owned weeks with other subscribers. In addition, the Company provides publications and other travel-related services to both developers and subscribers.

   INDIVIDUAL MEMBERSHIP
   Individual membership provides customers with access to a variety of services and discounted products in such areas as retail shopping, travel, auto, dining, home improvement, credit information and special interest outdoor and gaming clubs. The Company affiliates with business partners such as leading financial institutions and retailers to offer membership as an enhancement to their credit card customers. Individual memberships are marketed primarily using direct marketing techniques. Through the Company's membership based online consumer sites, similar products and services are offered over the internet.

   INSURANCE/WHOLESALE
   Insurance/Wholesale membership markets and administers competitively priced insurance products, primarily accidental death and dismemberment insurance and term life insurance. The Company also provides services such as checking account enhancement packages, various financial products and discount programs to financial institutions, which in turn provide these services to their customers. The Company affiliates with financial institutions, including credit unions and banks, to offer their respective customer bases such products and services.

   RELOCATION
   Relocation services are provided to client corporations for the transfer of their employees. Such services include appraisal, inspection and selling of transferees' homes, providing equity advances to transferees (generally guaranteed by the corporate customer), purchase of a transferee's home which is sold within a specified time period for a price which is at least equivalent to the appraised value, certain home management services, assistance in locating a new home at the transferee's destination, consulting services and other related services.

   REAL ESTATE FRANCHISE
   The Company licenses the owners and operators of independent real estate brokerage businesses to use its brand names. Operational and administrative services are provided to franchisees, which are designed to increase franchisee revenue and profitability. Such services include advertising and promotions, referrals, training and volume purchasing discounts.

   FLEET
   Fleet services primarily consist of the management, purchasing, leasing, and resale of vehicles for corporate clients and government agencies. These services also include fuel, maintenance, safety and accident management programs and other fee-based services for clients' vehicle fleets. The Company leases vehicles primarily to corporate fleet users under operating and direct financing lease arrangements.

   MORTGAGE
   Mortgage services primarily include the origination, sale and servicing of residential mortgage loans. Revenues are earned from the sale of mortgage loans to investors as well as from fees earned on the servicing of loans for investors. The Company markets a variety of mortgage products to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and other mortgage banks.

   The Company customarily sells all mortgages it originates to investors (which include a variety of institutional investors) either as individual loans, as mortgage-backed securities or as participation certificates issued or guaranteed by Fannie Mae, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association while generally retaining mortgage servicing rights. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, and otherwise administering the Company's mortgage loan servicing portfolio.

   ENTERTAINMENT PUBLICATIONS
   Entertainment Publications ("EPub") offers discount programs in specific markets throughout North America and certain international markets and enhances other products of the Company's Individual and Insurance/Wholesale membership segment products. The Company solicits restaurants, hotels, theaters, sporting events, retailers and other businesses which agree to offer books and/or merchandise at discount prices. The Company sells to schools, community groups and other organizations discount programs, which typically provide discount offers to individuals in the form of local discount coupon books, gift wrap and other seasonal products.

   OTHER SERVICES
   In addition to the previously described business segments, the Company also derives revenues from providing a variety of other consumer and business products and services which include the Company's tax preparation services franchise, information technology services, car park facility services, vehicle emergency support and rescue services, credit information services, financial products, published products, welcoming packages to new homeowners, value added-tax refund services to travelers and other consumer-related services.


   SEGMENT INFORMATION (1)
   (In millions)


   YEAR ENDED DECEMBER 31, 1998




                                                               INDIVIDUAL    INSURANCE/
                                       TOTAL      TRAVEL (2)   MEMBERSHIP    WHOLESALE    RELOCATION
                                   ------------- ------------ ------------ ------------- -----------
   Net revenues                     $  5,283.8    $  1,063.3   $    929.1   $    544.0    $  444.0
   Adjusted EBITDA                     1,589.9         542.5        (57.8)       137.8       124.5
   Depreciation and amortization         322.7          88.3         23.7         14.0        16.7
   Segment assets                     19,842.9       2,761.6        839.0        371.5     1,130.3
   Capital expenditures                  355.2          79.0         28.4         16.6        69.6


                                      REAL ESTATE
                                       FRANCHISE       FLEET       MORTGAGE        EPUB         OTHER
                                     ------------   -----------   ----------   -----------   -----------
   Net revenues                        $  455.8      $  387.4      $  353.4     $  197.2      $  909.6
   Adjusted EBITDA                        348.6         173.8         187.6         32.1         100.8
   Depreciation and amortization           53.2          22.2           8.8          8.7          87.1
   Segment assets                       2,014.3       4,697.2       3,504.0         97.3       4,427.7
   Capital expenditures                     5.8          57.7          36.4          3.9          57.8

--------------------------------------------------------------------------------------------------------

   YEAR ENDED DECEMBER 31, 1997




                                                               INDIVIDUAL    INSURANCE/
                                       TOTAL      TRAVEL (2)   MEMBERSHIP    WHOLESALE    RELOCATION
                                   ------------- ------------ ------------ ------------- -----------
   Net revenues                     $  4,240.0     $  971.6    $    778.7   $    482.7    $  401.6
   Adjusted EBITDA                     1,249.7        467.3           5.3        111.0        92.6
   Depreciation and amortization         237.7         81.9          17.8         11.0         8.1
   Segment assets                     13,800.1      2,601.5         840.6        357.0     1,008.7
   Capital expenditures                  154.5         36.5          12.1          5.6        23.0


                                      REAL ESTATE
                                       FRANCHISE       FLEET       MORTGAGE         EPUB           OTHER
                                     ------------   -----------   ----------   -------------   -------------
   Net revenues                        $  334.6      $  324.1      $  179.2     $    188.1      $    579.4
   Adjusted EBITDA                        226.9         120.5          74.8           36.8           114.5
   Depreciation and amortization           43.6          16.3           5.1            8.7            45.2
   Segment assets                       1,827.1       4,125.8       2,233.3          114.4           691.7
   Capital expenditures                    12.6          24.3          16.2            2.8            21.4

------------------------------------------------------------------------------------------------------------

   YEAR ENDED DECEMBER 31, 1996




                                                               INDIVIDUAL    INSURANCE/
                                       TOTAL      TRAVEL (2)   MEMBERSHIP    WHOLESALE    RELOCATION
                                   ------------- ------------ ------------ ------------- -----------
   Net revenues                     $  3,237.7     $  429.2    $    745.9   $    448.0    $  344.9
   Adjusted EBITDA                       802.7        189.5          43.2         99.0        65.5
   Depreciation and amortization         145.5         36.9          12.8         12.8        11.2
   Segment assets                     12,642.4      2,686.2         882.7        297.1     1,086.4
   Capital expenditures                  101.2         20.8           8.9          5.2         9.1


                                      REAL ESTATE
                                       FRANCHISE       FLEET       MORTGAGE         EPUB           OTHER
                                     ------------   -----------   ----------   -------------   -------------
   Net revenues                        $  236.3      $  293.5     $  127.7      $    174.6      $    437.6
   Adjusted EBITDA                        137.8          99.0        45.7             22.0           101.0
   Depreciation and amortization           27.3          17.6         4.4              7.0            15.5
   Segment assets                       1,295.5       3,991.1     1,742.4             80.9           580.1
   Capital expenditures                     9.9          15.3         9.9              3.6            18.5

----------
  (1) Segment data includes the financial results associated with acquisitions accounted for under the purchase method of accounting since the respective dates of acquisition as follows:



                                                       ACQUISITION
            SEGMENT                 ACQUISITION           DATE
------------------------------   -----------------   --------------
  Travel                         Avis                October 1996
                                 RCI                 November 1996
  Real Estate franchise          Coldwell Banker     May 1996
  Other                          NPC                 April 1998
                                 Jackson Hewitt      January 1998

  (2) Net revenues and Adjusted EBITDA include the equity in earnings from the Company's investment in ARAC of $13.5 million, $51.3 million and $1.2 million in 1998, 1997 and 1996, respectively. 1998 net revenues and Adjusted EBITDA include a pre-tax gain of $17.7 million as a result of a 1998 sale of a portion of the Company's equity interest. Total assets include such equity method investment in the amount of $139.1 million, $123.8 million and $76.5 million at December 31, 1998, 1997 and 1996, respectively.

   Provided below is a reconciliation of total Adjusted EBITDA and total assets for reportable segments to the consolidated amounts.


  ADJUSTED EBITDA
     (In millions)

                                                                             YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                        1998            1997           1996
                                                                   -------------   -------------   -----------
   Adjusted EBITDA for reportable segments                          $  1,589.9      $  1,249.7      $  802.7
   Other charges
    Litigation settlement                                                351.0              --            --
    Termination of proposed acquisitions                                 433.5              --            --
    Executive terminations                                                52.5              --            --
    Merger-related costs and other unusual charges (credits)             (67.2)          704.1         109.4
    Investigation-related costs                                           33.4              --            --
    Financing costs                                                       35.1              --            --
   Depreciation and amortization                                         322.7           237.7         145.5
   Interest, net                                                         113.9            50.6          14.3
                                                                    ----------      ----------      --------
   Consolidated income from continuing operations before income taxes, minority interest, extraordinary gain and cumulative
    effect of accounting change                                     $    315.0      $    257.3      $  533.5
                                                                    ==========      ==========      ========

  TOTAL ASSETS
     (in millions)

                                                           DECEMBER 31,
                                           --------------------------------------------
                                                   1998           1997           1996
                                                   ----           ----           ----
   Total assets for reportable segments     $  19,842.9    $  13,800.1    $  12,642.4
   Net assets of discontinued operations          373.6          273.3          120.1
                                            -----------    -----------    -----------
   Consolidated total assets                $  20,216.5    $  14,073.4    $  12,762.5
                                            ===========    ===========    ===========

   GEOGRAPHIC INFORMATION


                                         UNITED         UNITED       ALL OTHER
                           TOTAL         STATES         KINGDOM      COUNTRIES
(In millions)          ------------- ------------- ---------------- -----------
   1998
   Net revenues         $  5,283.8    $  4,277.5     $    695.5      $  310.8
   Assets                 20,216.5      16,251.0        3,706.5         259.0
   Long-lived assets       1,432.8         645.9          767.8 (1)      19.1
   1997
   Net revenues         $  4,240.0    $  3,669.1      $   231.8      $  339.1
   Assets                 14,073.4      12,749.2        1,014.7         309.5
   Long-lived assets         544.7         477.6           49.1          18.0
   1996
   Net revenues         $  3,237.7    $  2,947.3      $   133.7      $  156.7
   Assets                 12,762.5      11,566.6          830.7         365.2
   Long-lived assets         523.9         444.4           65.9          13.6

     ------------
   (1) Includes $691.0 million of property and equipment acquired in connection with the NPC acquisition.


   Geographic segment information is classified based on the geographic location of the subsidiary. Long-lived assets are comprised of property and equipment.


27. SUBSEQUENT EVENT

   On February 4, 1999, the Company announced its intention to not proceed with the acquisition of RAC Motoring Services ("RACMS") due to certain conditions imposed by the UK Secretary of State of Trade and Industry that the Company determined to be not commercially feasible and therefore unacceptable. The Company originally announced on May 21, 1998 its definitive agreement with the Board of Directors of Royal Automobile Club Limited to acquire RACMS for approximately

   $735.0 million in cash. The Company wrote-off $7.0 million of deferred acquisition costs in the first quarter of 1999 in connection with the termination of the proposed acquisition of RACMS.


28.  SELECTED QUARTERLY FINANCIAL DATA -- (UNAUDITED)


   Provided below is the selected unaudited quarterly financial data for 1998 and 1997. The underlying per share information is calculated from the weighted average shares outstanding during each quarter, which may fluctuate based on quarterly income levels. Therefore, the sum of the quarters may not equal the total year amounts.




                                                                                 1998
                                              --------------------------------------------------------------------------
                                                  FIRST       SECOND (1)    THIRD (2)        FOURTH(3)       TOTAL YEAR
(In millions, except per share data)          ------------- ------------- ------------- ------------------ -------------
   Net revenues                                $ 1,129.4     $ 1,277.9     $ 1,457.8       $ 1,418.7        $ 5,283.8
                                               ---------     ---------     ---------       ---------        ---------
   Income (loss) from continuing operations        183.9         154.9         123.1          (302.0)           159.9
   Loss from discontinued operations,
    net of tax                                     (11.0)         (1.9)        (12.1)             --            (25.0)
   Gain on sale of discontinued operations,
    net of tax                                        --            --            --           404.7  (4)       404.7
                                               ---------     ---------     ---------       ---------        ---------
   Net income                                  $   172.9     $   153.0     $   111.0       $   102.7        $   539.6
                                               =========     =========     =========       =========        =========
   Per share information:
    Basic
      Income (loss) from continuing
       operations                              $    0.22     $    0.18     $    0.14       $   (0.36)       $    0.19
      Net income                               $    0.21     $    0.18     $    0.13       $    0.12        $    0.64
      Weighted average shares                      838.7         850.8         850.8           850.0            848.4
   Diluted
      Income (loss) from continuing
       operations                              $    0.21     $    0.18     $    0.14       $   (0.36)       $    0.18
      Net income                               $    0.20     $    0.18     $    0.13       $    0.12        $    0.61
      Weighted average shares                      908.5         900.9         877.4           850.0            880.4
   Common Stock Market Prices:
      High                                            41        41 3/8       22 7/16          20 5/8
      Low                                        32 7/16       18 9/16       10 7/16           7 1/2


                                                                                  1997
                                             ------------------------------------------------------------------------------
                                                   FIRST        SECOND (5)    THIRD (6)          FOURTH         TOTAL YEAR
                                             ----------------- ------------ ------------- ------------------- -------------
   Net revenues                                 $   953.7        $  999.6     $ 1,186.5       $  1,100.2        $ 4,240.0
                                                ---------        --------     ---------       ----------        ---------
   Income (loss) from continuing operations
    before extraordinary gain and
    cumulative effect of accounting change          113.8           (69.4)        203.0           (181.1)            66.3
   Income (loss) from discontinued
    operations, net of tax                            2.8           (14.6)         (0.4)           (14.6)           (26.8)
   Extraordinary gain, net of tax                      --              --            --             26.4 (8)         26.4
   Cumulative effect of accounting change,
    net of tax                                     (283.1)(7)          --            --               --           (283.1)
                                                ---------        --------     ---------       ----------        ---------
   Net income (loss)                            $  (166.5)       $  (84.0)    $   202.6       $   (169.3)       $  (217.2)
                                                =========        ========     =========       ==========        =========
   Per share information:
    Basic
      Income (loss) from continuing
       operations before extraordinary
       gain and cumulative effect of
       accounting change                        $    0.14        $  (0.09)    $    0.25      $     (0.22)       $    0.08
      Net income (loss)                         $   (0.21)       $  (0.11)    $    0.25      $     (0.20)       $   (0.27)
      Weighted average shares                       799.4           804.2         805.9            828.4            811.2
    Diluted
      Income (loss) from continuing
       operations before extraordinary
       gain and cumulative effect of
       accounting change                        $    0.13        $  (0.09)    $    0.23      $     (0.22)       $    0.08
      Net income (loss)                         $   (0.19)       $  (0.11)    $    0.23      $     (0.20)       $   (0.27)
      Weighted average shares                       877.1           804.2         889.0            828.4            851.7
   Common Stock Market Prices:
      High                                         26 7/8          26 3/4        31 3/4           31 3/8
      Low                                          22 1/2              20      23 11/16         26 15/16

----------
  (1) Includes charges of $32.2 million ($20.4 million, after tax or $0.02 per diluted share) comprised of the costs of the investigations into previously discovered accounting irregularities at the former CUC business units, including incremental financing costs. Such charges were partially offset by a credit of $27.5 million ($18.6 million, after tax of $0.02 per diluted share) associated with changes to the original estimate of costs to be incurred in connection with the 1997 Unusual Charges.

  (2) Includes charges of: (i) $76.4 million ($49.2 million, after tax or $0.06 per share) comprised of costs associated with the investigations into previously discovered accounting irregularities at the former CUC business units, including incremental financing costs and separation payments, principally to the Company's former chairman; and (ii) a $50.0 million ($32.2 million, after-tax or $0.04 per diluted share) non-cash write off of certain equity investments in interactive membership businesses and impaired goodwill associated with the National Library of Poetry, a Company subsidiary.

  (3) Includes charges of: (i) $433.5 million ($281.7 million, after tax or $0.33 per diluted share) for the costs of terminating the proposed acquisitions of American Bankers and Providian; (ii) $351.0 million ($228.2 million, after tax or $0.27 per diluted share) associated with an agreement to settle the PRIDES securities class action suit, and (iii) $12.4 million (9.9 million, after tax or $0.01 per diluted share) comprised of the costs of the investigations into previously discovered accounting irregularities at the former CUC business units, including incremental financing costs and separation payments. Such charges were partially offset by a credit of $42.8 million ($27.5 million, after tax or $0.03 per diluted share) associated with changes to the original estimate of costs to be incurred in connection with the 1997 Unusual Charges.

  (4) Represents gains associated with the sales of Hebdo Mag and CDS (see Note 5 -- Discontinued Operations).

  (5) Includes Unusual Charges of $295.4 million primarily associated with the PHH Merger. Unusual Charges of $278.9 million ($208.4 million, after-tax or $.24 per diluted share) pertained to continuing operations and $16.5 million were associated with discontinued operations.

  (6) Includes Unusual Charges in the net amount of $442.6 million substantially associated with the Cendant Merger and Hebdo Mag merger. Net Unusual Charges of $425.2 million ($296.3 million, after-tax or $.34 per diluted share) pertained to continuing operations and $17.4 million were associated with discontinued operations.

  (7) Represents a non-cash after-tax charge of $0.35 per diluted share to account for the cumulative effect of a change in accounting, effective January 1, 1997, related to revenue and expense recognition for memberships.

  (8) Represents the gain on the sale of Interval, which was sold coincident to the Cendant Merger in consideration of Federal Trade Commission anti-trust concerns within the timeshare industry.