Form 10-K/A
period 1998-12-31
CENDANT CORP
filed 1999-05-13
CIK 723612

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   Form 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                           Commission File No. 1-10308
                                 ---------------

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

                                  212-413-1800
              (Registrant's telephone number, including area code)
                                 ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                       NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                    ON WHICH REGISTERED
Common Stock, Par Value $.01           New York Stock Exchange
Income PRIDES(SM)                      New York Stock Exchange
Growth PRIDES(SM)                      New York Stock Exchange

Securities  registered pursuant to Section 12(g) of the Act:

                             6.45% Trust Originated
                             Preferred Securities
                              7 1/2% Notes due 2000
                              7 3/4% Notes due 2003
                   3% Convertible Subordinated Notes Due 2002

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

         The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the New York Stock Exchange on April 30, 1999 was $13,630,401,826. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

         The number of shares outstanding of each of the Registrant's classes of common stock was 768,065,871 shares of Common Stock outstanding as of April 30, 1999.

                                                                PART I

ITEM 1. BUSINESS

     Except as expressly indicated or unless the context otherwise requires, the "Company", "Cendant", "we", "our", or "us" means Cendant Corporation, a Delaware Corporation, and its subsidiaries.

GENERAL

     We are one of the foremost consumer and business services companies in the world. We were created through the merger (the "Merger") of HFS Incorporated ("HFS") into CUC International, Inc. ("CUC") in December 1997 with the resultant corporation being renamed Cendant Corporation. We provide the fee-based services formerly provided by each of CUC and HFS, including travel services, real estate services and membership-based consumer services, to our customers throughout the world.

     We operate in four principal divisions--travel related services, real estate related services, alliance marketing related services and other consumer and business services. Our businesses provide a wide range of complementary consumer and business services, which together represent eight business segments. The travel related services businesses facilitate vacation timeshare exchanges, manage corporate and government vehicle fleets and franchise car rental and hotel businesses; the real estate related services businesses franchise real estate brokerage businesses, provide home buyers with mortgages and assist in employee relocation; and the alliance marketing related services businesses provide an array of value driven products and services. Our other consumer and business services include our tax preparation services franchise, information technology services, car parks and vehicle emergency support and rescue services in the United Kingdom, credit information services, financial products and other consumer-related services.

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

Travel Related Services

     The travel division is comprised of the travel and fleet segments. In the travel segment, we franchise hotels primarily in the mid-priced and economy markets. We are the world's largest hotel franchisor, operating the Days Inn(R), Ramada(R) (in the United States), Howard Johnson(R), Super 8(R), Travelodge(R) (in North America), Villager Lodge(R), Knights Inn(R) and Wingate Inn(R) lodging franchise systems. We own the Avis(R) worldwide vehicle rental franchise system which, operated by its franchisees, is the second largest car rental system in the world (based on total revenues and volume of rental transactions). We currently own approximately 19% of the capital stock of the largest Avis franchisee, Avis Rent A Car, Inc. ("ARAC"). We also own Resort Condominiums International, LLC ("RCI"), the world's leading timeshare exchange organization.

     Our fleet segment is conducted primarily by our PHH Vehicle Management Services Corporation subsidiary which operates the second largest provider in North America of comprehensive vehicle management services and our PHH Vehicle Management Services PLC subsidiary which is the market leader in the United Kingdom for fuel and fleet management services.

Real Estate Related Services

     Our real estate division consists of the real estate franchise, relocation and mortgage segments. In the real estate franchise segment, we franchise real estate brokerage offices under the CENTURY 21(R), COLDWELL BANKER(R) and ERA(R) real estate brokerage franchise systems and are the world's largest real estate brokerage franchisor. In the relocation segment, our Cendant Mobility Services Corporation subsidiary is the largest provider of corporate relocation services in the world, offering relocation clients a variety of services in connection with the transfer of a client's employees. In the mortgage segment, our Cendant Mortgage Corporation ("Cendant Mortgage") subsidiary originates, sells and services residential mortgage loans in the United States, marketing such services to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and mortgage banks.

Alliance Marketing Related Services

     Our alliance marketing division is divided into two segments: individual membership and insurance/ wholesale. The individual membership segment, with approximately 32 million memberships, provides customers with access to a variety of discounted products and services in such areas as retail shopping, travel, auto, dining, and home improvement. The insurance/wholesale segment, with nearly 31 million customers, markets and administers insurance products, primarily accidental death and dismemberment insurance and term life insurance, and also provides products and services such as checking account enhancement packages, financial products and discount programs to customers of various financial institutions. Our alliance marketing activities are conducted principally through our Cendant Membership Services, Inc. subsidiary and certain of the Company's other wholly-owned subsidiaries, including FISI*Madison Financial Corporation ("FISI") and Benefit Consultants, Inc. ("BCI").

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

Recent Developments

Change in Focus; Proposed Sale of Our Entertainment Publications Subsidiary and Completed Sales of Our Cendant Software and Hebdo Mag International Subsidiaries

     General. We recently have changed our focus from making strategic acquisitions of new businesses to maximizing the opportunities and growth potential of our existing businesses. In connection with this change in focus, we intend to review and evaluate our existing businesses to determine if they continue to meet our business objectives. As part of our ongoing evaluation of such businesses, we intend from time to time to explore and conduct discussions with regard to divestitures and related corporate transactions. However, we can give no assurance with respect to the magnitude, timing, likelihood or financial or business effect of any possible transaction. We also cannot predict whether any divestitures or other transactions will be consummated or, if consummated, will result in a financial or other benefit to us. We intend to use a portion of the proceeds from any such dispositions and cash from operations, to retire indebtedness, to repurchase our common stock as our Board of Directors approves and for other general corporate purposes.

     As a result of our change in focus, on April 21, 1999, we announced that the Board of Directors has approved management's plan to pursue the sale of our Entertainment Publications, Inc. ("EPub") subsidiary and that we have engaged Veronis, Suhler & Associates, Inc. to manage the sale process. As a result, EPub has been classified as a discontinued operation herein and will be presented as such in current and prior periods when Cendant releases financial information. We previously announced first quarter 1999 results with EPub classified as a discontinued operation.

     On January 12, 1999, we completed the sale of our consumer software division, Cendant Software and its subsidiaries, to Paris-based Havas SA, a subsidiary of Vivendi SA, for $800 million in cash plus future potential cash payments.

     On December 15, 1998, we completed the sale of our Hebdo Mag International subsidiary ("Hebdo Mag") to a company organized by Hebdo Mag management for approximately $450 million, including approximately $315 million in cash and 7.1 million shares of our common stock.

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

National Parking Corporation Acquisition

     On April 27, 1998, we acquired NPC for $1.6 billion in cash, which included our repayment of approximately $227 million of outstanding NPC debt. NPC is the largest private (non-municipally owned) car park operator in the United Kingdom, with a portfolio of approximately 500 owned, leased and managed car parks in over 100 towns and city centers and major airport locations. NPC has also developed a broad-based breakdown assistance group under the brand name of Green Flag. Green Flag offers a wide range of emergency support and rescue services to approximately 3.5 million members in the United Kingdom.

Termination of RAC Motoring Services Acquisition

     On May 21, 1998, we announced that we reached definitive agreements with the Board of Directors of Royal Automobile Club ("RAC") to purchase RAC Motoring Services ("RACMS") for total consideration of pound sterling 450 million, or approximately $735 million in cash. On February 4, 1999, the U.K. Secretary of State for Trade and Industry cleared our proposed acquisition of RACMS on the condition that we divest our Green Flag breakdown assistance business. We did not regard this proposed condition as reasonably acceptable or commercially feasible and therefore we have determined not to proceed with the acquisition of RACMS.

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

Restated   consolidated   results,   prior  to  the   reclassification   of  our
Entertainment Publications business unit as a discontinued operation, included but were not limited to:

Class Action Litigation and Government Investigation

     Since our April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the date of this Annual Report on Form 10-K/A, 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on our behalf and several individual lawsuits have been filed against us and other defendants. These lawsuits assert, among other things, various claims under the federal securities laws, including claims under sections 11, 12 and 15 of the Securities Act of 1933 and sections 10(b), 14(a) and 20(a) of the Rules 10b-5 and 14a-9 under the Securities Exchange Act of 1934 andstate statutory and common laws, including claims that financial statements previously issued by us allegedly were false and misleading and that we allegedly knew or should have know that these statements allegedly caused the price of our securities to be artificially inflated. SEE "ITEM 3. LEGAL PROCEEDINGS".

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

Forward Looking Statements

     We make statements about our future results in this Annual Report on Form 10-K/A that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

o the resolution or outcome of the pending litigation and government investigations relating to the previously announced accounting irregularities;

o uncertainty as to our future profitability and our ability to integrate and operate successfully acquired businesses and the risks associated with such businesses, including the merger that created Cendant and the NPC acquisition;

o our ability to successfully divest non-core assets and implement our new internet strategy (described in "--Recent Developments");

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

     We derived the forward-looking statements in this Annual Report on Form 10-K/A (including the documents incorporated by reference in this Annual Report on Form 10-K/A) from the foregoing factors and from other factors and assumptions, and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. We assume no obligation to publicly correct or update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or if we later become aware that they are not likely to be achieved.

Principal Executive Offices

     Our principal executive offices are located at 9 West 57th Street, New York, New York 10019 (telephone number: (212) 413-1800).

TRAVEL DIVISION

THE TRAVEL SEGMENT

     The Travel Segment consists of our lodging franchise services, timeshare exchange, and Avis car rental franchise businesses and represented approximately 21%, 24% and 14% of our revenues for the year ended December 31, 1998, 1997 and 1996, respectively.

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

     Lodging Franchise Sales. We market franchises principally to independent hotel and motel owners, as well as to owners whose property affiliation with other hotel brands can be terminated. We believe that our existing franchisees also represent a significant potential market because many own, or may own in the future, other hotels, which can be converted to our brand names. Accordingly, a significant factor in our sales strategy is maintaining the satisfaction of our existing franchisees by providing quality services.

     We employ a national franchise sales force consisting of approximately 80 salespeople and sales management personnel, which is divided into several brand specific sales groups, with regional offices around the country. The sales force is compensated primarily through commissions. In order to provide broad marketing of our brands, sales referrals are made among the sales groups and a referring salesperson is entitled to a commission for a referral which results in a franchise sale.

     We seek to expand our franchise systems and provide marketing and other franchise services to franchisees on an international basis through a series of master license agreements with internationally based developers and franchisors. As of December 31, 1998, our franchising subsidiaries (other than Ramada) have entered into international master licensing agreements for part or all of 46 countries on six continents. The agreements typically include minimum development requirements and require payment of an initial development fee in connection with the execution of the license agreement as well as recurring franchise fees.

     Lodging Franchise Systems. The following is a summary description of our lodging franchise systems. Information reflects properties that are open and operating and is presented as of December 31, 1998.


                            PRIMARY             AVG. ROOMS             # OF             # OF               DOMESTIC
       BRAND             MARKET SERVED         PER PROPERTY         PROPERTIES          ROOMS           INTERNATIONAL*
-----------------      ---------------         ------------         ----------         -------         ----------------
Days Inn                 Lower Economy              90                1,830            163,999         International(1)
Howard Johnson            Mid-market               106                 489             51,807          International(2)
Knights Inn              Lower Economy              82                 222             18,196            International
Ramada                    Mid-market               131                 1004            131,591             Domestic
Super 8                     Economy                 61                 1759            108,111         International(3)
Travelodge               Upper Economy              82                 521             42,857           Domestic(1)(5)
Villager Lodge           Lower Economy              74                  99              7,284          International(4)
Wingate                Upper Mid-market             94                  54              5,051          International(4)

---------------
*    Description of rights owned or licensed.
(1) Includes properties in Mexico, Canada, China, South Africa, India, Uruguay and the Philippines.
(2) Includes Mexico, Canada, Colombia, Israel, Venezuela, Malta, U.A.E. and the Dominican Republic.
(3)  Includes properties in Canada and Singapore.
(4)  No international properties currently open and operating.
(5)  Rights include all of North America.

     Operations - Lodging. Our organization is designed to provide a high level of service to our franchisees while maintaining a controlled level of overhead expense. In the lodging segment, expenses related to marketing and reservations services are budgeted to match marketing and reservation fees each year.

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

     Lodging Competition. Competition among the national lodging brand franchisors to grow their franchise systems is intense. Our primary national lodging brand competitors are the Holiday Inn(R)and Best Western(R) brands and Choice Hotels, which franchises seven brands, including the Comfort Inn(R), Quality Inn(R)and Econo Lodge(R) brands. Days Inn, Travelodge and Super 8 properties principally compete with Comfort Inn, Red Roof Inn(R), and Econo Lodge in the limited service economy sector of the market. The chief competitor of Ramada, Howard Johnson and Wingate Inn properties, which compete in the middle market segment of the hotel industry, is Holiday Inn(R) and Hampton Inn(R). Our Knights Inn and Travelodge brands compete with Motel 6(R) properties. In addition, a lodging facility owner may choose not to affiliate with a franchisor but to remain independent.

     We believe that competition for the sale of franchises in the lodging industry is based principally upon the perceived value and quality of the brand and services offered to franchisees, as well as the nature of those services. We believe that prospective franchisees value a franchise based upon their view of the relationship of conversion costs and future charges to the potential for increased revenue and profitability. The reputation of the franchisor among existing franchisees is also a factor, which may lead a property owner to select a particular affiliation. We also believe that the perceived value of its brand names to prospective franchisees is, to some extent, a function of the success of its existing franchisees.

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

     Resort timesharing -- also referred to as vacation ownership -- is the shared ownership and/or periodic use of property by a number of users or owners for a defined period of years or in perpetuity. An example of a simple form of timeshare is a condominium unit that is owned by fifty-one persons, with each person having the right to use the unit for one week of every year and with one week set aside for maintenance. In the United States, industry sources estimate that the average price of such a timeshare is about $10,000, plus a yearly maintenance fee of approximately $350 per interval owned. Based upon information published about the industry, we believe that 1998 sales of timeshares exceeded $6 billion worldwide. Two principal segments make up the timeshare exchange industry: owners of timeshare interest (consumers) and resort properties (developers/operators). Industry sources have estimated that the total number of owner households of timeshare interests is nearly 4.5 million worldwide, while the total number of timeshare resorts worldwide has been estimated to be nearly 5,000. The timeshare exchange industry derives revenue from annual subscribing membership fees paid by owners of timeshare interests, fees paid by such owners for each exchange and fees paid by members and resort affiliates for various other products and services.

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

     Operations. Our timeshare exchange business is designed to provide high quality, leisure travel services to its members and cost-effective, single-source support services to its affiliated timeshare resorts. Most members are acquired from timeshare developers who purchase an initial RCI subscribing membership for each buyer at the time the timeshare interval is sold. A small percentage of members are acquired through direct solicitation activities of RCI.

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

     Travel Services. In addition to exchange services, RCI's call centers also engage in telemarketing and cross selling of other ancillary travel and hospitality services. These services are offered to a majority of members depending on their location. RCI provides travel services to U.S. members of the RCI Network through its affiliate, RCI Travel, Inc. ("RCIT"). On a global basis, RCI provides travel services through entities operating in local jurisdictions (hereinafter, RCIT and its local entities are referred to as "Travel Agencies"). Travel Agencies provide airline reservations and airline ticket sales to members in conjunction with the arrangement of their timeshare exchanges, as well as providing other types of travel services, including hotel accommodations, car rentals, cruises and tours. Travel Agencies also from time to time offer travel packages utilizing resort developers' unsold inventory to generate both revenue and prospective timeshare purchasers to affiliated resorts.

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

     Resort Management Software. RCI provides computer software systems to timeshare resorts and developers through its affiliate, Resort Computer Corporation ("RCC"). RCC provides software that integrates resort functions such as sales, accounting, inventory, maintenance, dues and reservations. Our RCC Premier information management software is believed to be the only technology available today that can fully support timeshare club operations and points based reservation systems.

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

     Competition. The global timeshare exchange industry is comprised of a number of entities, including resort developers and owners. RCI's largest competitor is Interval International Inc. ("Interval"), formerly our wholly owned subsidiary, and a few other smaller firms. Based upon industry sources, we believe that 98% of the nearly 5,000 timeshare resorts in the world are affiliated with either RCI or Interval. Based upon 1997 published statistics and our information, RCI had over 2.5 million timeshare households that are members, while Interval had approximately 850,000 timeshare households that are members. Also, in 1997, RCI confirmed more than 1.8 million exchange transactions while Interval confirmed approximately 480,000 transactions. As a result, based on 1997 business volume, RCI services approximately 73% of members and approximately 79% of exchange transactions. RCI is bound by the terms of a Consent Order issued by the Federal Trade Commission which restricts the right of RCI to solicit, induce, or attempt to induce clients of Interval International Inc. to either terminate or not to renew their existing Interval contracts. The proposed Consent Order contains certain other restrictions. The restrictions generally expire on or before December 17, 1999.

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

     Avis System and Wizard System Services. The Avis System provides Avis System franchisees access to the benefits of a variety of services, including
(i) comprehensive safety initiatives, including the "Avis Cares" Safe Driving Program, which offers vehicle safety information, directional assistance such as satellite guidance, regional maps, weather reports and specialized equipment for travelers with disabilities; (ii) standardized system identity for rental location presentation and uniforms; (iii) training program and business policies, quality of service standards and data designed to monitor service commitment levels; (iv) marketing/advertising/public relations support for national consumer promotions including Frequent Flyer/Frequent Stay programs and the Avis System internet website; and (v) brand awareness of the Avis System through the familiar "We try harder" service announcements.

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

     Licensees and License Agreements. We have 68 independent licensees that operate locations in the United States. The largest licensee, ARAC, accounts for approximately 89% of all United States licensees' rentals. Other than ARAC, certain licensees in the United States pay us a fee equal to 5% of their total time and mileage charges, less all customer discounts, of which we are required to pay 40% for corporate licensee-related programs, while 6 licensees pay 8% of their gross revenue. Licensees outside the United States normally pay higher fees. Other than ARAC, our United States licensees currently pay .54 cents per rental agreement for use of certain portions of the Wizard System, and they are charged for use of other aspects of the Wizard System.

     ARAC has entered into a Master License Agreement with the Company, which grants ARAC the right to operate the Avis vehicle rental business in certain specified territories. Pursuant to the Master License Agreement, ARAC has agreed to pay us a monthly base royalty of 3.0% of ARAC's gross revenue. In addition, ARAC has agreed to pay a supplemental royalty of 1.1 % of gross revenue payable quarterly in arrears which will increase 0.1% per year in each of the following three years thereafter to a maximum of 1.5% (the "Supplemental Fee"). These fees have been paid by ARAC since January 1, 1997. Until the fifth anniversary of the effective date of the Master License Agreement, the Supplemental Fee or a portion thereof may be deferred by ARAC if ARAC does not attain certain financial targets.

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

     Competition. The vehicle rental industry is characterized by intense price and service competition. In any given location, franchisees may encounter competition from national, regional and local companies, many of which, particularly those owned by the major automobile manufacturers, have greater financial resources than Avis and us. However, because the Company's royalty fees are based upon the gross revenue of Avis and the other Avis System franchisees, our revenue is not directly dependent on franchisee profitability.

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

FLEET SEGMENT

     General. The Fleet Segment represented approximately 8%, 8% and 10% of our revenues for the year ended December 31, 1998, 1997 and 1996, respectively. Through our PHH Vehicle Management Services Corporation and PHH Management Services PLC subsidiaries, we offer a full range of fully integrated fleet management services to corporate clients and government agencies comprising over 780,000 vehicles under management on a worldwide basis. These services include vehicle leasing, advisory services and fleet management services for a broad range of vehicle fleets. Advisory services include fleet policy analysis and recommendations, benchmarking, and vehicle recommendations and specifications. In addition, we provide managerial services which include ordering and purchasing vehicles, arranging for their delivery through dealerships located throughout the United States, Canada, the United Kingdom, Germany and the Republic of Ireland, as well as capabilities throughout Europe, administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims with vehicle manufacturers and re-marketing used vehicles. We also offer various leasing plans for our vehicle leasing programs, financed primarily through the issuance of commercial paper and medium-term notes and through unsecured borrowings under revolving credit agreements, securitization financing arrangements and bank lines of credit.

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

     We also provide fuel and expense management programs and a centralized billing service for companies operating truck fleets in each of the United Kingdom, Republic of Ireland and Germany. Drivers of the clients' trucks are furnished with courtesy cards together with a directory listing the names of strategically located truck stops and service stations, which participate in this program. Service fees are earned for billing, collection and record keeping services and for assuming credit risk. These fees are paid by the truck stop or service stations and/or the fleet operator and are based upon the total dollar amount of fuel purchased or the number of transactions processed.

     Products. Our fleet management services are divided into two principal products: (1) Asset Based Products, and (2) Fee Based Products.

     Asset Based Products represent the services our clients require to lease a vehicle that includes vehicle acquisition, vehicle re-marketing, financing, and fleet management consulting. We lease in excess of 350,000 units on a worldwide basis through both open-end lease structures and closed end structures. Open-end leases are the prevalent structure in North America representing 96% of the total vehicles financed in North America and 86% of the total vehicles financed worldwide. The open-end leases can be structured on either a fixed rate or floating rate basis (where the interest component of the lease payment changes month to month based upon an index) depending upon client preference. The open-end leases are typically structured with a 12-month minimum lease term, with month to month renewals thereafter. The typical unit remains under lease for approximately 34 months. A client receives a full range of services in exchange for a monthly rental payment that includes a management fee. The residual risk on the value of the vehicle at the end of the lease term remains with the lessee under an open-end lease, except for a small amount that is retained by the lessor.

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

REAL ESTATE DIVISION

REAL ESTATE FRANCHISE SEGMENT

     General. Our Real Estate Franchise Segment represented approximately 9%, 8% and 8% of our revenue for the year ended December 31, 1998, 1997 and 1996, respectively. In August 1995, we acquired Century 21 Real Estate Corporation ("CENTURY 21"). Century 21 is the world's largest franchisor of residential real estate brokerage offices with approximately 6,300 independently owned and operated franchised offices with approximately 102,000 active sales agents worldwide. In February 1996, we acquired the ERA franchise system. The ERA system is a leading residential real estate brokerage franchise system with over 2,600 independently owned and operated franchised offices and more than 29,000 sales agents worldwide. In May 1996, we acquired Coldwell Banker Corporation ("COLDWELL BANKER"), the owner of the world's premier brand for the sale of million-dollar-plus homes and now the third largest residential real estate brokerage franchise system with approximately 3,000 independently owned and operated franchised offices and approximately 72,000 sales agents worldwide.

     We believe that application of our franchisee focused management strategies and techniques can significantly increase the revenues produced by our real estate brokerage franchise systems while also increasing the quality and quantity of services provided to franchisees. We believe that independent real estate brokerage offices currently affiliate with national real estate franchisors principally to gain the consumer recognition and credibility of a nationally known and promoted brand name. Brand recognition is especially important to real estate brokers since homebuyers are generally infrequent users of brokerage services and have often recently arrived in an area, resulting in little ability to benefit from word-of-mouth recommendations.

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

     Operations - Real Estate Brokerage. Our brand name marketing programs for the real estate brokerage business focus on increasing brand awareness generally, in order to increase the likelihood of potential homebuyers and home sellers engaging franchise brokers' services. Each brand has a dedicated marketing staff in order to develop the brand's marketing strategy while maintaining brand integrity. The corporate marketing services department provides services related to production and implementation of the marketing strategy developed by the brand marketing staffs.

     Each brand provides its franchisees and their sales associates with training programs that have been developed by such brand. The training programs include mandatory programs instructing the franchisee and/or the sales associate on how to best utilize the methods of the particular system and additional optional training programs that expand upon such instruction. Each brand's training department is staffed with instructors experienced in both real estate practice and instruction. In addition, we have established regional support personnel who provide consulting services to the franchisees in their respective regions.

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

     Real Estate Brokerage Service Marks. The service marks "CENTURY 21," "COLDWELL BANKER," and "ERA" and related logos are material to our business. Through our franchisees, we actively use these marks. All of the material marks in each franchise system are registered (or have applications pending for registration) with the United States Patent and Trademark Office. The marks used in the real estate brokerage systems are owned by us through our subsidiaries.

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

RELOCATION SEGMENT

     General. Our Relocation Segment represented approximately 9%, 10% and 11% of our revenues for the year ended December 31, 1998, 1997 and 1996, respectively. Our Cendant Mobility Services Corporation ("Cendant Mobility") subsidiary is the largest provider of employee relocation services in the world. Our Cendant Mobility subsidiary assists more than 100,000 transferring employees annually, including approximately 15,000 employees internationally each year in 92 countries and 300 destination cities. At December 31, 1998, we employed approximately 2,400 people in our relocation business.

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

     Corporate clients pay a fee for the services performed. Another source of revenue is interest on the equity advances. Substantially, all costs associated with such services are reimbursed by the corporate client, including, if necessary, repayment of equity advances and reimbursement of losses on the sale of homes purchased in most cases (other than government clients and one corporate client). As a result of the obligations of most corporate clients to pay the losses and guarantee repayment of equity advances, our exposure on such items is limited to the credit risk of the corporate clients of our relocation businesses and not on the potential changes in value of residential real estate. We believe such risk is minimal, due to the credit quality of the corporate clients of our relocation subsidiaries. In transactions with government clients and one corporate client, which comprise approximately 5% of net revenue, we assume the risk for losses on the sale of homes, but we control all facets of the resale process, thereby limiting our exposure.

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

     Our  affinity  services  provide  value-added  real  estate and  relocation services to organizations with established members and/or customers. Organizations, such as insurance and airline companies that have established members offer our affinity services' to their members at no cost. This service helps the organizations attract new members and to retain current members.
Affinity services provide home buying and selling assistance, as well as mortgage assistance and moving services to members of applicable organizations. Personal assistance is provided to over 40,000 individuals with approximately 17,500 real estate transactions annually.

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

MORTGAGE SEGMENT

     General. Our Mortgage Segment represented approximately 7%, 4% and 4% of our revenues for the year ended December 31, 1998, 1997 and 1996, respectively. Through our Cendant Mortgage Corporation ("Cendant Mortgage") subsidiary, we are the tenth largest originator of residential first mortgage loans in the United States as reported by Inside Mortgage Finance in 1998, and, on a retail basis, we are the sixth largest originator in 1998. We offer services consisting of the origination, sale and servicing of residential first mortgage loans. A full line of first mortgage products are marketed to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms, including CENTURY 21, COLDWELL BANKER and ERA franchisees, and other mortgage banks. Cendant Mortgage is a centralized mortgage lender conducting its business in all 50 states. At December 31, 1998, Cendant Mortgage had approximately 4,000 employees.

     Cendant Mortgage customarily sells all mortgages it originates to investors (which include a variety of institutional investors) either as individual loans, as mortgage backed securities or as participation certificates issued or guaranteed by Fannie Mae Corp., the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Cendant Mortgage also services mortgage loans. We earn revenue from the sale of the mortgage loans to investors, as well as from fees earned on the servicing of the loans for investors. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage related expenses such as taxes and insurance, and otherwise administering our mortgage loan servicing portfolio.

     Cendant Mortgage offers mortgages through the following platforms:

o Teleservices. Mortgages are offered to consumers through an 800 number teleservices operation based in New Jersey under programs including Phone In-Move In(Registered Trademark) for real estate organizations, private label programs for financial institutions and for relocation clients in conjunction with the operations of Cendant Mobility. The teleservices operation provides us with retail mortgage volume that contributes to Cendant Mortgage ranking as the sixth largest retail originator (Inside Mortgage Finance) in 1998.

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

     Strategy. Our strategy is to increase market share by expanding all of our sources of business with emphasis on the Phone In-Move In(R) program. Phone In-Move In(R) was developed for real estate firms approximately 21 months ago and is currently established in over 4,000 real estate offices at December 31, 1998. We are well positioned to expand our relocation and financial institutions business channels as it increases our linkage to Cendant Mobility clients and works with financial institutions which desire to outsource their mortgage originations operations to Cendant Mortgage. Each of these market share growth opportunities is driven by our low cost teleservices platform, which is centralized in Mt. Laurel, New Jersey. The competitive advantages of using a centralized, efficient and high quality teleservices platform allows us to capture a higher percentage of the highly fragmented mortgage market more cost effectively.

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

     Seasonality. The principal sources of mortgage services segment revenue are based principally on the timing of mortgage origination activity, which is based upon the timing of residential real estate sales. Real estate sales are lower in the first calendar quarter each year and relatively level the other three quarters of the year. As a result, our revenue from the mortgage services business is less in the first calendar quarter of each year.

ALLIANCE MARKETING DIVISION

     Our Alliance Marketing division is divided into two segments: individual membership and insurance/wholesale. The individual membership segment, with approximately 32 million memberships, provides customers with access to a variety of discounted products and services in such areas as retail shopping, travel, auto and home improvement. The individual membership products and services are designed to enhance customer loyalty by delivering value to the customer. The insurance/wholesale segment, with nearly 31 million customers, markets and administers insurance products, primarily accidental death insurance, and also provides products and services such as checking account enhancement packages, financial products and discount programs to customers of various financial institutions. The Alliance Marketing activities are conducted principally through our Cendant Membership Services, Inc. subsidiary and certain of our other wholly owned subsidiaries, including FISI and BCI.

     We derive our Alliance Marketing revenue principally from membership service fees, insurance premiums and product sales. We solicit members and customers for many of our programs by direct marketing and by using a direct sales force to call on financial institutions, schools, community groups, companies and associations. Some of the our individual memberships are available online to interactive computer users via major online services and the Internet's World Wide Web.
See "--Distribution Channels".

INDIVIDUAL MEMBERSHIP SEGMENT

     Our Individual Membership segment represented approximately 18%, 19% and 24% of our revenues for the year ended December 31, 1998, 1997 and 1996, respectively. We affiliate with business partners such as leading financial institutions, retailers, and oil companies to offer membership as an enhancement to their credit card customers. Participating institutions generally receive commissions on initial and renewal memberships, based on a percentage of the net membership fees. Individual memberships are marketed, primarily using direct marketing techniques, through participating institutions with the Company generally paying for the marketing costs to solicit the prospective members. The member pays our business partners directly for the service and, in most instances, is billed via a credit card. Membership fees vary depending upon the particular membership program, and annual fees generally range from $49 to $79 per year. Most of our memberships are for one-year renewable terms, and members are generally entitled to unlimited use during the membership period of the service for which the members have subscribed. Members generally may cancel their memberships and obtain a full refund at any point during the membership term. As of November 1998, all new online individual memberships are refundable on a pro-rata basis over the term of the membership. The services may be accessed either through the Internet (online) or through the mail or by telephone (off-line).

Off-Line Products

     Individual membership programs offer consumers discounts on over 500,000 products and services by providing shop at home convenience in areas such as retail shopping, travel, automotive, dining and home improvement. Membership programs include among others Shoppers Advantage(R), Travelers Advantage(R), AutoVantage(R), Credit Card Guardian(R), and PrivacyGuard(R), and other membership programs. A brief description of the different types of membership programs is as follows:

     Shopping. Shoppers Advantage(R) is a discount shopping program whereby we provide product price information and home shopping services to our members. Our merchandise database contains information on over 100,000 brand name products, including a written description of the product, the manufacturer's suggested retail price, the vendor's price, features and availability. All of these products may be purchased through our independent vendor network. Vendors include manufacturers, distributors and retailers nationwide. Individual members are entitled to an unlimited number of toll free calls seven days a week to our shopping consultants, who access the merchandise database to obtain the lowest available fully delivered cost from participating vendors for the product requested and accept any orders that the member may place. We inform the vendor providing the lowest price of the member's order and that vendor then delivers the requested product directly to the member. We act as a conduit between our members and the vendors; accordingly, we do not maintain an inventory of products.

     As part of our individual member Shoppers Advantage(R) program, we distribute catalogs four to ten times per year to certain members. In addition, we automatically extend the manufacturer's warranty on all products purchased through the Shoppers Advantage(R) program and offer a low price guarantee.

     Travel. Travelers Advantage(R) is a discount travel service program whereby our Cendant Travel, Inc. ("Cendant Travel") subsidiary (one of the ten largest full service travel agencies in the U.S.), obtains information on schedules and rates for major scheduled airlines, hotel chains and car rental agencies from the American Airlines Sabre(R) Reservation System. In addition, we maintain our own database containing information on tours, travel packages and short notice travel arrangements. Members book their reservations through Cendant Travel, which earns commissions (ranging from 5%-25%) on all travel sales from the providers of the travel services. Certain Travelers Advantage(R) members can earn cash awards from the Company equal to a specified percentage (generally 5%) of the price of travel arrangements purchased by the member through Cendant Travel. Travel members may book their reservations by making toll-free telephone calls seven days a week, generally twenty-four hours a day to agents at Cendant Travel. Cendant Travel provides its members with special negotiated rates on many air, car and hotel bookings. Cendant Travel's agents reserve the lowest air, hotel and car rental fares available for the members' travel requests and offer a low price guarantee on such fares.

     Auto. Our auto service, AutoVantage(R), offers members comprehensive new car summaries and preferred prices on new domestic and foreign cars purchased through our independent dealer network (which includes over 1,800 dealer franchises); discounts on maintenance, tires and parts at more than 25,000 locations, including over 35 chains, including nationally known names, such as Goodyear(R)and Firestone(R), plus regional chains and independent locations; and used car valuations. AutoVantage Gold(R) offers members additional services including road and tow emergency assistance 24 hours a day in the United States and trip routing.

     Credit Card Registration. Our Credit Card Guardian(R) and "Hot-Line" services enable consumers to register their credit and debit cards with us so that the account numbers of these cards may be kept securely in one place. If the member notifies us that any of these credit or debit cards are lost or stolen, we will notify the issuers of these cards, arrange for them to be replaced and reimburse the member for any amount for which the card issuer may hold the member liable.

     PrivacyGuard Service. The PrivacyGuard(R) and Credentials(R) services provide members with a comprehensive and understandable means of monitoring key personal information. The service offers a member access to information in certain key areas including: credit history and monitoring, driving records maintained by state motor vehicle authorities, and medical files maintained by third parties. This service is designed to assist members in obtaining and monitoring information concerning themselves that is used by third parties in making decisions such as granting or denying credit or setting insurance rates.

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

     Family FunSaver Club. The Family FunSaver Club(R) provides its members with a variety of benefits, including the opportunity to inquire about and purchase family travel services and family related products, the opportunity to buy new cars at a discount, a discounted family dining program and a Family Values Guide offering coupon savings on family related products such as movie tickets, casual restaurants, and theme parks.

     The Family Software Club. The Family Software ClubSM has no membership fee and offers members a way to purchase educational and entertainment CD-ROM titles, often at an introductory price with a small commitment to buy titles at regular club prices over a specified time period. Approximately every six to eight weeks, members receive information on CD-ROM titles and other related products and have the opportunity to purchase their featured selection, alternate titles or no selections at that time. The club also provides its members with special offers and discounts on software and other related products from time to time.

     Health Services. The HealthSaverSM membership provides discounts ranging from 10% to 60% off retail prices on prescription drugs, eyewear, eye care, dental care, selected health-related services and fitness equipment, including sporting goods. Members may also purchase prescription and over-the-counter drugs through the mail.

     Other Clubs. Our North American Outdoor Group, Inc. subsidiary ("NAOG") owns and operates the North American Hunting Club(R), the North American Fishing Club(R), the Handyman Club of America(R), the National Home Gardening Club(R) and the PGA Tour Partners Club(R), among others. Members of these clubs receive fulfillment kits, discounts on related goods and services, magazines and other benefits.

Online Products

     We operate Netmarket (www.netmarket.com), our flagship online, membership-based, value-oriented consumer site which offers discounts on over 800,000 products and services. Netmarket offers discounted shopping and other benefits to both members and non-members, with members receiving preferred pricing, access to specials, cash back benefits, low price guarantees and extended warranties on certain items. In addition, we also offer the following online products and services: AutoVantage(R), Travelers Advantage(R) and PrivacyGuard(R) membership programs and Haggle Zone(TM) and Fair Agent(R) consumer services.

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

INSURANCE/WHOLESALE SEGMENT

     Our Insurance/Wholesale segment represented approximately 11%, 12% and 15% of our revenues for the year ended December 31, 1998, 1997 and 1996, respectively. We affiliate with financial institutions, including credit unions and banks, to offer their respective customer base competitively priced insurance products, primarily accidental death and dismemberment insurance and term life insurance, as well as an array of services associated with the Individual Membership division segment.

     Enhancement Package Service. Primarily through our FISI subsidiary, we sell enhancement packages for financial institution consumer and business checking and deposit account holders. FISI's financial institution clients select a customized package of our products and services and then usually adds its own services (such as unlimited check writing privileges, personalized checks, cashiers' or travelers' checks without issue charge, or discounts on safe deposit box charges or installment loan interest rates). With our marketing and promotional assistance, the financial institution then offers the complete package of account enhancements to its checking account holders as a special program for a monthly fee. Most of these financial institutions choose a standard enhancement package, which generally includes $10,000 of accidental death insurance, travel discounts and a nationwide check cashing service. Others may our shopping and credit card registration services, a financial newsletter or pharmacy, eyewear or entertainment discounts as enhancements. The accidental death coverage is underwritten under group insurance policies with independent insurers. We continuously seek to develop new enhancement features, which may be added to any package at an additional cost to the financial institution. We generally charge a financial institution client an initial fee to implement this program and monthly fees thereafter based on the number of customer accounts participating in that financial institution's program. Our enhancement packages are designed to enable a financial institution to generate additional fee income, because the institution should be able to charge participating accounts more than the combined costs of the services it provides and the payments it makes to us.

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

Alliance Marketing Distribution Channels

     We market our Individual Membership and Insurance/Wholesale products through a variety of distribution channels. The consumer is ultimately reached in the following ways: 1) at financial institutions or other associations through direct marketing; 2) at financial institutions or other associations through a direct sales force, participating merchants or general advertising; and 3) through schools, community groups and companies. Some of our individual memberships, such as shopping, travel, privacy guard and auto services, are available to computer users via online services and the Internet's World Wide Web. These users are solicited primarily through major online services such as America Online, traditional offline direct marketing channels, major destination sites on the World Wide Web, such as portals, and through our affinity partners. We believe that our interactive members account for approximately 4% of our total Individual Membership Segment members. Strategic alliances have been formed with online services and various other companies, including the major Internet portals.

Alliance Marketing International Operations

     Individual Membership and Insurance/Wholesale. Our Cendant International Membership Services subsidiary has developed the international distribution of Enhancement Package Service and Insurance Products together with certain Individual Memberships including Shopping, Auto and Payment Card Protection.
     As of December 31, 1998, Cendant International Membership Services had expanded its international membership and customer base to almost four million individuals. This base is driven by retail and wholesale membership through over 35 major banks in Europe and Asia, as well as through other distribution channels. We also have exclusive licensing agreements covering the use of our merchandising systems in Canada, Australia, Japan and certain other Asian countries under which licensees paid initial license fees and agree to pay royalties to us on membership fees, access fees and merchandise service fees paid to them. Royalties to us from these licenses were less than 1% of our Alliance Marketing revenues and profits in the years ended December 31, 1998, 1997 and 1996, respectively.

     The economic impact of currency exchange rate movements on the Company is complex because it is linked to variability in real growth, inflation, interest rates and other factors. Because we operate in a mix of services and numerous countries, management believes currency exposures are fairly well diversified. See Item 7A: "Quantitative and Qualitative Disclosure About Market Risk".

Alliance Marketing Seasonality

     Our Alliance Marketing businesses are not seasonal.

Alliance Marketing Competition

     Individual Membership. We believe that there are competitors, which offer membership programs similar to ours, and some of these entities, which include large retailers, travel agencies, insurance companies and financial service institutions, have financial resources, product availability, technological capabilities or customer bases greater than ours. To date, we have been able to compete effectively with such competitors. However, there can be no assurances that we will continue to be able to do so. In addition, we compete with traditional methods of merchandising that enjoy widespread consumer acceptance, such as catalog and in-store retail shopping and shopping clubs (with respect to its discount shopping service), and travel agents (with respect to its discount travel service). Our systems are, for the most part, not protected by patent.

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

OTHER CONSUMER AND BUSINESS SERVICES DIVISION

     Our Other Consumer and Business Services Division represented approximately 8%, 14% and 14% of our revenues for the year ended December 31, 1998, 1997 and 1996, respectively.

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

     A network of specialists is also available to provide Green Flag's Emergency Home Assistance and Property Repair Services. Reassurance is key for homeowners who take an insured assistance service or choose a pay-on-use option. Two levels of coverage are available to insure against a wide range of problems, including central heating, roofing, gas and electrical appliances. Through its specially selected network of operators, 75% of Green Flag's calls for assistance are completed within one hour, 90% within two hours.

     Green Flag operates in a number of principal markets. Direct services to the consumer is one route to market, but also through insurance companies, car manufacturers and dealers and a large number of businesses that sell on Green Flag assistance services as an optional or a mandatory product linked to their own service, i.e. with car insurance or via a bank or building society account.

     The brand name of 'Green Flag' (together with the LOGO) is registered in the United Kingdom. There is also a pending registration for a European Union Community Mark. In addition, we have registered or pending marks for other key brands used within the business. These include names such as:
Fleetcall/Truckcall/Dialassist/React/ Locator/Home-call and Home Assistance Services. Also registered is the CHEQUERED SIDE STRIPE used in connection with the MOTOR Roadside Assistance and Recovery service. (This is a safety device for use on vehicles, which attend at the roadside.)

     Green Flag's operations are seasonally influenced in that the purchase of motoring assistance follows holiday patterns and used car purchase, as well as by weather conditions. This has a great impact on call volumes especially in the winter.

     Information Technology Services. Our WizCom International, Ltd. ("WizCom") subsidiary owns and operates the Wizard System more fully described under "TRAVEL SERVICES -- Avis Car Rental Franchise Business -- Avis System and Wizard System" above. In 1995, Budget Rent A Car Corporation ("Budget") entered into a computer services agreement with WizCom that provides Budget with certain reservation system computer services that are substantially similar to computer services provided to the Avis System. WizCom has also entered into agreements with hotel and other rental car companies to provide travel related reservation and distribution system services.

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

     Tax Refund Business. Through our Global Refund subsidiary, we assist travelers to receive valued added tax ("VAT") refunds in 22 European countries, Canada and Singapore. Global Refund is the world's leading VAT refund service, with over 125,000 affiliated retailers and seven million transactions per year. Global Refund operates over 400 cash refund offices at international airports and other major points of departure and arrival worldwide. We plan to expand the services Global Refund provides to travelers to include Entertainment(R) coupon book memberships and the Travelers Advantage(R) service product.

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

DISCONTINUED OPERATIONS

     On August 12, 1998, we announced that our Executive Committee of the Board of Directors committed to discontinue our consumer software and classified advertising businesses by disposing of our wholly owned subsidiaries Cendant Software Corporation ("Software") and Hebdo Mag, respectively. On December 15, 1998, we completed the sale of Hebdo Mag to a company organized by Hebdo Mag management for approximately $450 million, including approximately $315 million in cash and 7.1 million shares of our common stock. On January 12, 1999, we completed the sale of Software to Paris based Havas SA, a subsidiary of Vivendi SA, for $800 million in cash plus future potential cash payments.

     On April 21, 1999, we announced that the Board of Directors approved our plan to pursue the sale of our Entertainment Publications, Inc. ("EPub") business segment.

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

     Classified Advertising. Hebdo Mag is an international publisher of over 180 titles and distributor of classified advertising information with operations in fifteen countries including Canada, France, Sweden, Hungary, Taiwan, the United States, Italy, Russia, the Netherlands, Australia, Argentina and Spain. Hebdo Mag is involved in the publication, printing and distribution, via print and electronic media, of branded classified advertising information products. Hebdo Mag has also expanded into other related business activities, including the distribution of third-party services and classified advertising web sites.

     Hebdo Mag publishes over 11 million advertisements per year in over 180 publications. With a total annual circulation of over 85 million, management estimates Hebdo Mag publications are read by over 200 million people. Unlike newspapers, which contain significant editorial content, Hebdo Mag publications contain primarily classified and display advertisements. These advertisements target buyers and sellers of goods and services in the markets for used and new cars, trucks, boats, real estate, computers, second-hand general merchandise and employment as well as personals.

     Hebdo Mag owns leading local classified advertising publishing franchises in most of the regional markets where it has a presence. In addition to its print titles, Hebdo Mag generates revenues by distributing third-party services related to its classified business such as vehicle financing, vehicle and life insurance and warranty protection.

     The classified advertising information industry is highly fragmented, with a large number of small, independent companies publishing local or regional titles. Hebdo Mag is the only major company focused exclusively on this industry on an international basis. In most of its major markets, Hebdo Mag owns leading classified advertising franchises that have long standing, recognized reputations with readers and advertisers. Among Hebdo Mag's leading titles, many of which have been in existence for over 15 years, are: La Centrale des Particuliers (France), Expressz (Hungary), The Trader (Indianapolis), Traders Post (Nashville), Car News (Taiwan), Secondamano (Italy), Auto Trader, Renters News, The Computer Paper (Canada), Iz Ruk v Ruki (Russia), Gula Tidningen (Sweden), Segundamano (Argentina) and The Melbourne Trading Post (Australia).

Entertainment Publications. The Entertainment Publications Segment includes numerous businesses established to provide unique products and services that are designed to enhance a customer's purchasing power.

     Products. Primarily through our EPub subsidiary, we offer discount programs in specific markets throughout North America and certain international markets and enhance other of our Individual and Insurance/Wholesale segment products. We believe that EPub is the largest marketer of discount program books of this type in the United States. EPub has a sales force of approximately 1,100 people with approximately 800 people soliciting schools and approximately 300 people soliciting merchants.

     EPub solicits restaurants, hotels, theaters, sporting events, retailers and other businesses which agree to offer services and/or merchandise at discount prices (primarily on a two-for-the-price-of-one or 50% discount basis). EPub sells discount programs, under its Entertainment(R), Entertainment(R) Values, Gold C(R) and other trademarks, which typically provides discount offers to individuals in the form of local discount coupon books. These books typically contain coupons and/or a card entitling individuals to hundreds of discount offers from participating establishments. Targeting middle to upper income consumers, many of EPub's products also contain selected discount travel offers, including offers for hotels, car rentals, airfare, cruises and tourist attractions. More than 70,000 merchants with over 275,000 locations participate in these programs. EPub also uses this national base of merchants to develop other products, most notably, customized discount programs for major corporations. These programs also may contain additional discount offers, specifically designed for customized discount programs.

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

     While prices of local discount coupon books vary, the customary price for Entertainment(R), Entertainment(R) Values and Gold C(R) coupon books range between $10 and $45. Customized discount programs are generally sold at significantly lower prices. In 1998, over nine million Entertainment(R), Entertainment(R) Values, Gold C(R) and other trademarked local discount coupon books were published in North America.

     Sally Foster, Inc., a subsidiary of EPub, provides elementary and middle schools and selected youth community groups with gift-wrap and other seasonal products for sale in their fund-raising efforts. EPub uses the same sales force that sells the discount coupon books to schools, attempting to combine the sale of gift-wrap with the sale of discount coupon books. In addition, EPub has a specialized Sally Foster sales force.

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

     A number of our products and services (such as Travelers Advantage(R) and certain insurance products) are also subject to state and local regulations. We believe that such regulations do not have a material impact on our business or revenues.

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

     Timeshare Exchange Regulation. Our timeshare exchange business is subject to foreign, federal, state and local laws and regulations including those relating to taxes, consumer credit, environmental protection and labor matters. In addition, we are subject to state statutes in those states regulating timeshare exchange services, and must prepare and file annually, with regulators in states that require it, the "RCI Disclosure Guide to Vacation Exchange". We are not subject to those state statutes governing the development of timeshare condominium units and the sale of timeshare interests, but such statutes directly affect the members and resorts that participate in the RCI Network. Therefore, the statutes indirectly impact our timeshare exchange business.


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

     Our Travel Division has two properties which we own, a 166,000 square foot facility in Virginia Beach, Virginia which serves as a satellite administrative and reservations facility for Wizcom and ARAC, and a property located in Kettering, UK which is the European office for RCI. The Travel Division also leases space for its reservations centers and data warehouse in Winner and Aberdeen, South Dakota; Phoenix, Arizona; Knoxville and Elizabethtown, Tennessee; Tulsa and Drumright, Oklahoma; Indianapolis, Indiana; Orangeburg, South Carolina and St. John, New Brunswick, Canada pursuant to leases that expire in 2000, 2003, 2007, 2004, 1999, 2001, 2000, 2001, 2008, 2001 and 2008,
respectively. The Tulsa and Drumright, Oklahoma location serves as an Avis car rental reservations center. In addition, the Travel Division has 18 leased offices spaces located within the United States and an additional 30 leased spaces in various countries outside the United States.

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


     The primary office for the Entertainment Publication Segment (classified as a discontinued operation) is located in Troy, Michigan (75,000 square feet) with a lease term expiring in 2004. EPub also leases approximately 100 small office locations throughout the United States and 10 internationally to conduct distribution activities.

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

ITEM 3.   LEGAL PROCEEDINGS

Class Action Litigation

     Since our April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the date of this Annual Report on Form 10-K/A, more than 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on our behalf and several individual lawsuits have been filed in various courts against us and other defendants.

     In re: Cendant Corporation Litigation, Master File No. 98-1664 (WHW) (D.N.J.) (the "Calpers Action"), is a consolidated action consisting of over sixty constituent class action lawsuits, and several individual lawsuits, that were originally filed in the District of New Jersey, the District of Connecticut, and the Eastern District of Pennsylvania. The Calpers Action is brought on behalf of all persons who acquired securities of the Company and CUC, except our PRIDES securities, between May 31, 1995 and August 28, 1998. The Court granted the plaintiffs' unopposed motion for class certification on January 27, 1999. Named as defendants are the Company; twenty-eight current and former officers and directors of the Company, CUC and HFS Incorporated ("HFS"); and Ernst & Young LLP, CUC's former independent accounting firm.

     The Amended and Consolidated Class Action Complaint in the Calpers Action alleges that, among other things, the plaintiffs were damaged when they acquired securities of the Company and CUC because, as a result of accounting irregularities, the Company's and CUC's previously issued financial statements were materially false and misleading, and the allegedly false and misleading financial statements caused the prices of the Company's and CUC's securities to be inflated artificially. The Amended and Consolidated Complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 (the "Securities Act") and Sections 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act of 1934 (the "Exchange Act"). The Calpers Action seeks damages in unspecified amounts. Actions making substantially similar allegations have been filed in the United States District Courts for the Eastern and Central Districts of California, the Sourthern District of Florida, the Eastern District of Louisiana, and the District of Connecticut. The Company has filed a motion before the Judicial Panel on Multidistrict Litigation to transfer these actions to the District of New Jersey for consolidation with the Calpers Action.

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

     On March 26, 1999, Ernst & Young filed Cross-Claims against Cendant and certain of the Company's present and former officers and directors, alleging that any failure to discover the accounting irregularities was caused by misrepresentations and omissions made to Ernst & Young in the course of its audits and other reviews of the Company's financial statements. Ernst & Young's Cross-Claims assert claims for breach of contract, fraud, fraudulent inducement, negligent misrepresentation and contribution. Damages in unspecified amounts are sought for the costs to Ernst & Young associated with defending the various shareholder lawsuits and for harm to Ernst & Young's reputation.

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

     On November 11, 1998, the plaintiffs in the PRIDES Action brought motions for (i) certification of a proposed class of PRIDES purchasers; (ii) summary judgment against the Company under Section 11 of the Securities Act; and (iii) an injunction requiring the Company to place $300 million in a trust account for the benefit of the PRIDES investors pending final resolution of their claims. These motions were withdrawn in connection with a partial settlement of the PRIDES Action (see Note 6).

     On April 27, 1998, a purported shareholder derivative action, Deutch v. Silverman, et al., No. 98-1998 (WHW), was filed in the District of New Jersey against certain of the Company's current or former directors and officers; The Bear Stearns Companies, Inc.; Bear Stearns & Co., Inc.; and, as a nominal party, the Company. The complaint in the Deutch action, as amended on December 7, 1998, alleges that certain individual officers and directors of the Company breached their fiduciary duties by selling shares of the Company's stock while in possession of non-public material information concerning the accounting irregularities. The complaint also alleges various other breaches of fiduciary duty and gross negligence in connection with, among other things, the accounting irregularities discussed above. Damages are sought on behalf of Cendant in unspecified amounts. The Company and the other defendants have each moved to dismiss the Deutch Action, which motions are shceduled to be heard by the Court on June 7, 1999.

     Semerenko v. Cendant Corp.,  et al., Civ.  Action No. 98-5384 (D. N.J.) and
P. Schoenfeld Asset Management LLC v. Cendant Corp., et al., (Civ. Action No. 98-4734) (D. N.J) (the "ABI Actions") were initially commenced in October and November of 1998, respectively, on behalf of a putative class of persons who purchased securities of American Bankers Insurance Group, Inc. ("ABI") between March 23, 1998 and October 13, 1998. Named as defendants are the Company, four former CUC officers and directors, and Ernst & Young. The complaints in the ABI Actions, as amended on February 8, 1999, assert violations of Sections 10(b), 14(e) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, relating to the accounting irregularities discussed above. Plaintiffs allege, among other things, that the Company made misrepresentations and omissions regarding its ability and intent to complete a tender offer and subsequent merger with ABI. Plaintiffs allege that such misrepresentations and omissions caused the price of ABI securities to be artificially inflated. Plaintiffs seek, among other things, unspecified compensatory damages. The Company filed a motion to dismiss the ABI Actions on March 10, 1999. The other defendants had also moved to dismiss. The United States District Court for the District of New Jersey found that the class action failed to state a claim upon which relief could be granted and, accordingly, dismissed the class action by order dated April 30, 1999.

     Kennilworth  Partners,  L.P., et al. v. Cendant Corp., et al., 98 Civ. 8939
(DC) (the "Kennilworth Action") was filed on December 18, 1998 in the Southern District of New York on behalf of three investment companies. Named as defendants are the Company; thirty of its present and former officers and directors; HFS; and Ernst & Young. The complaint in the Kennilworth Action, as amended on January 26, 1999, alleges that the plaintiffs purchased convertible notes issued by HFS pursuant to an indenture dated February 28, 1996 and were damaged because they converted their notes into shares of common stock in the Company in the weeks prior to the Company's April 15, 1998 announcement. The amended complaint also alleges that plaintiffs were damaged by purchasing in March 1998 additional notes issued by the Company, whose market value declined as a result of the April 15, 1998 announcement and the subsequent events described above. The amended complaint asserts violations of Sections 11, 12 and 15 of the Securities Act and Sections 10(b) and 20 of the Exchange Act; a common-law breach of contract claim is also asserted. Damages are sought in an amount estimated to be in excess of $13.6 million. On February 4, 1999, the Court ordered the Kennilworth Action transferred to the District of New Jersey, with the consent of the plaintiff and the Company. On April 29, 1999, the Company moved to dismiss the Securities Act claims brought against it, which motion is scheduled to be heard by the Court on June 7, 1999.

     Another action, entitled Corwin v. Silverman, et al., No. 16347-NC (the "Corwin Action"), was filed on April 29, 1998 in the Court of Chancery for the State of Delaware. The Corwin Action is purportedly brought derivatively, on behalf of the Company, and as a class action, on behalf of all shareholders of HFS who exchanged their HFS shares for CUC shares in connection with the Merger. The Corwin Action names as defendants HFS and twenty-eight individuals who are or were directors of the Company and HFS. The complaint in the Corwin Action, as amended on July 28, 1998, alleges that HFS and its directors breached their fiduciary duties of loyalty, good faith, care and candor in connection with the Cendant Merger, in that they failed to properly investigate the operations and financial statements of CUC before approving the Merger at an allegedly inadequate price. The amended complaint also alleges that the Company's directors breached their fiduciary duties by entering into an employment agreement with our former Chairman, Walter A. Forbes, in connection with the Merger that purportedly amounted to corporate waste. The Corwin Action seeks, among other things, recision of the Merger and compensation for all losses and damages allegedly suffered in connection therewith. On October 7, 1998, Cendant filed a motion to dismiss the Corwin Action or, in the alternative, for a stay of the Corwin Action pending determination of the Calpers Action and the Deutch Action. The plaintiffs in the Corwin Action have moved for leave to file a second amended complaint, which motion Cendant has opposed. A decision by the Court is pending.

     Kevlin, et al. v. Cendant Corp., No. C-98-12602-B (the "Kevlin Action"), was commenced in Deecember 1998 in the County Court of Dallas County, Texas. According to the complaint, plaintiffs are former shareholders of an entity known as Kevlin Services, Inc. In 1996, a subsidiary of Cendant acquired all of the assets of the Kevlin Services, Inc. in exchange for approximately 1,155,733 shares of common stock of CUC International, Inc. According to the plaintiffs' complaint, plaintiffs were to receive CUC shares worth $26,370,000 and instead received shares worth substantially less than that amount. Plaintiffs have asserted claims against Cendant, its subsidiary and Ernst & Young LLP for fraud, negligent misrepresentation, breach of duty of good faith and fair dealing, breach of contract, conspiracy, negligence and gross negligence. Plaintiffs seek compensatory and exemplary damages in unspecified amounts. Cendant and its subsidiary has filed a general denial to the allegations in the complaint.

     On December 17, 1998, Janice G. and Robert M. Davidson, former majority shareholders of a California computer software firm acquired by the Company in a July 1996 merger (the "Davidson Merger"), served Cendant with a Demand for Arbitration of claims against Cendant in connection with the Davidson Merger and a settlement agreement purporting to settle all disputes arising out of the Davidson Merger (the "Davidson Settlement"). The Demand asserts claims for: (i) securities fraud under federal, state and common law theories relating to the Davidson Merger, through which the Davidsons received approximately 21,670,000 common shares of CUC stock and options on CUC stock, based upon CUC's accounting irregularities and alleged misrepresentations concerning the Davidsons' employment as CUC executives; (ii) fraudulent taking of trust property and unjust enrichment in connection with the Davidson Merger; and (iii) recision of the Davidson Settlement on grounds of unilateral mistake, failure of consideration, and prejudice to the public interest. The Demand seeks unspecified damages and punitive damages and a declaratory judgment that the Davidsons are entitled to rescind the Davidson Settlement and that the claims in the Demand are arbitrable.

     Cendant answered the Demand on January 12, 1999, denying all the material allegations in the Demand, and also filed a Complaint for Injunctive and Declaratory Relief against the Davidsons in the United States District Court for the Central District of California (the "Cendant Complaint"), seeking to enjoin the arbitration based upon Cendant's belief that the parties agreed in the Davidson Settlement not to arbitrate ten of the eleven claims contained in the Demand, and upon Cendant's belief that the arbitration clauses under which the Davidsons bring their claims are inapplicable to the dispute. In February 1999, Cendant filed a Motion for Preliminary Injunction seeking to enjoin the arbitration proceedings pending the Court's final resolution of the dispute on the merits. The Davidsons filed a motion to dismiss the Cendant Complaint (or for summary judgment). On April 14, 1999 the Court entered an order granting summary judgment for the Davidsons, denying Cendant's Motion for Preliminary Injunction and dismissing Cendant's Complaint. Arbitration is pending.

     On April 14, 1999, the Davidsons filed a complaint in the Central District of California against Cendant alleging essentially the same claims asserted in the Demand. The complaint seeks unspecified damages and punitive damages, and was filed purportedly to toll the statute of limitations pending arbitration of the claims in the Demand.

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

Settlement of PRIDES Class Action Litigation

     On March 17, 1999, we entered into a stipulation of settlement with plaintiff's counsel representing the class of holders of our PRIDES securities who purchased their securities on or prior to April 15, 1998 ("eligible persons") to settle their class action lawsuit against us. Under the stipulation of settlement, eligible persons will receive a new security -- a Right -- for each PRIDES security held on April 15, 1998. Current holders of PRIDES will not receive any Rights (unless they also held PRIDES on April 15, 1998). We had originally announced a preliminary agreement in principle to settle such lawsuit on January 7, 1999. The final agreement maintained the basic structure and accounting treatment as the preliminary agreement.

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

     At any time during the life of the Rights, holders may (a) sell them or (b) exercise them by delivering to us three Rights together with two PRIDES in exchange for two new PRIDES (the "New PRIDES"). The terms of the New PRIDES will be the same as the currently outstanding PRIDES, except that the conversion rate will be revised so that, at the time the Rights are distributed, each of the New PRIDES will have a value equal to $17.57 more than each original PRIDES, based upon a generally accepted valuation model. Based upon the closing price per share of $16.6875 of our Common Stock on March 17, 1999, the effect of the issuance of the New PRIDES will be to distribute approximately 19 million more shares of our common stock when the mandatory purchase of our common stock associated with the PRIDES occurs in February of 2001. This represents approximately 2% more shares of common stock than are currently outstanding.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held an annual meeting of our shareholders on October 30, 1998, pursuant to a Notice of Annual Meeting and Proxy Statement dated September 28, 1998, a copy of which has been filed previously with the Securities and Exchange Commission, at which our shareholders considered and approved the election of six directors for a term of three years, the Company's 1998 Employee Stock Purchase Plan, and ratification of Deloitte & Touche LLP as auditors. The results of such matters are as follows:

Proposal 1: To elect six directors for a three-year term and until their successors are duly elected and qualified.

 Results:                  For                 Withheld
                       729,374,048            21,047,428


Proposal 2:    To approve the Company's 1998 Employee Stock Purchase Plan

 Results:                  For                 Against             Abstain
                       714,345,354            33,516,760          1,938,144

Proposal 3: To ratify and approve the appointment of Deloitte & Touche LLP as the Company's Independent Auditors for the year ending December 31, 1998.

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

                              1997                        HIGH              LOW
                              First Quarter               26 7/8        22 1/2
                              Second Quarter              26 3/4        20
                              Third Quarter               31 3/4        23 11/16
                              Fourth Quarter              31 3/8        26 15/16

                              1998                        HIGH              LOW
                              First Quarter               41            32 7/16
                              Second Quarter              41 3/8        18 9/16
                              Third Quarter               22 7/16       10 7/16
                              Fourth Quarter              20 5/8        7 1/2


     On March 22, 1999, the last sale price of our Common Stock on the NYSE was $16 5/16 per share.

     All stock price information has been restated to reflect a three-for-two stock split effected in the form of a dividend to stockholders of record on October 7, 1996, payable on October 21, 1996.

Dividend Policy

     We expect to retain our earnings for the development and expansion of its business and the repayment of indebtedness and do not anticipate paying dividends on Common Stock in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA (1) (2)


                                                                           At or For the Year Ended December 31,
                                                             --------------------------------------------------------------
                                                                   1998             1997           1996            1995
                                                             -----------        ----------      ----------       ----------
(In millions, except per share amounts)
Operations
Net revenues                                                 $   5,086.6        $  4,051.9      $  3,063.1       $  2,417.6
                                                             -----------        ----------      ----------       ----------

Operating expense                                                1,721.5(3)        1,179.4         1,042.6            882.9
Marketing and reservation expense                                1,158.5           1,031.8           909.1            743.6
General and administrative expense                                 648.7             627.8           330.7            271.0
Depreciation and amortization expense                              314.0             229.0           138.5             93.9
Other charges                                                      838.3(4)          704.1(5)        109.4(6)          97.0(7)
Interest expense, net                                              113.9              50.6            14.2            16.4
Provision for income taxes                                          95.4             180.1           214.1           128.5
Minority interest, net                                              50.6                --              --              --
                                                             -----------        ----------      ----------       ---------

Income from continuing operations                            $     145.7        $     49.1      $    304.5       $   184.3

Income from continuing operations per share:
Basic                                                        $      0.17        $     0.06      $     0.40       $    0.27

Diluted                                                             0.16              0.06            0.38            0.25

Financial Position
Total assets                                                 $  20,202.1        $ 14,041.5      $  12,747.6      $ 8,514.4
Long-term debt                                                   3,362.9           1,246.0            780.8          336.0
Assets under management and mortgage programs                    7,511.9           6,443.7          5,729.2        4,955.6
Debt under management and mortgage programs                      6,896.8           5,602.6          5,089.9        4,427.9
Mandatorily redeemable securities issued by subsidiary           1,472.1               --                --            --
Shareholders' equity                                             4,835.6           3,921.4          3,955.7        1,898.2

Other Information (8)
Adjusted EBITDA (9)                                          $   1,557.9        $  1,212.9      $     780.7      $   520.1
Cash flows provided by (used in):
Operating activities                                               790.8           1,196.3          1,457.9        1,144.3
Investing activities                                            (4,346.2)         (2,308.6)        (3,087.2)      (1,789.0)
Financing activities                                             4,689.6             900.1          1,781.0          661.2

-------------

(1) Selected financial data is presented for four years. Financial data subsequent to December 31, 1994 had been restated as a result of findings from investigations into accounting irregularities discovered at the former business units of CUC International, Inc. ("CUC").

     Financial data for periods prior to December 31, 1994 was not restated and therefore should not be relied on (see Note 18 to the consolidated financial statements).
(2) Selected financial data includes the operating results of acquisitions accounted for under the purchase method of accounting since the respective dates of acquisition, including: (i) National Parking Corporation in April 1998; (ii) Harpur Group in January 1998; (iii) Jackson Hewitt, Inc. in January 1998; (iv) Resort Condominiums International, Inc. in November 1996; (v) Avis, Inc. in October 1996; (vi) Coldwell Banker Corporation in May 1996; and (vii) Century 21 Real Estate Corporation in August 1995.
(3) Includes a non-cash charge of $50.0 million ($32.2 million, after tax or $0.04 per diluted share) related to the write off of certain equity investments in interactive membership businesses and impaired goodwill associated with the National Library of Poetry, a Company subsidiary.
(4) Represents charges of: (i) $433.5 million ($281.7 million, after tax or $0.32 per diluted share) for the costs of terminating the proposed acquisitions of American Bankers Insurance Group, Inc. and Providian Auto and Home Insurance Company; (ii) $351.0 million ($228.2 million, after tax or $0.26 per diluted share) associated with the final agreement to settle the PRIDES securities class action suit; and (iii) $121.0 million ($78.7 million, after tax or $0.09 per diluted share) comprised of the costs of the investigations into previously discovered accounting irregularities at the former CUC business units, including incremental financing costs and separation payments, principally to the Company's former chairman. The aforementioned charges were partially offset by a credit of $67.2 million ($43.7 million, after tax or $0.05 per diluted share) associated with changes in the original estimate of 1997 merger-related costs and other unusual charges.
(5) Represents merger-related costs and other unusual charges related to continuing operations of $704.1 million ($504.7 million, after tax or $0.58 per diluted share) primarily associated with the Cendant merger in December 1997 and merger with PHH Corporation ("PHH") in April 1997.
(6) Represents merger-related costs and other unusual charges related to continuing operations of $109.4 million ($70.0 million, after tax or $0.09 per diluted share) substantially related to the Company's August 1996 merger with Ideon Group, Inc. ("Ideon").
(7) Represents a provision for costs related to the abandonment of certain Ideon development efforts and the restructuring of certain Ideon operations. The charges aggregated $97.0 million ($62.1 million, after tax or $0.08 per diluted share).
(8) There were no dividends declared during the periods presented above except for PHH and Ideon, which declared and paid dividends to their shareholders prior to their respective mergers with the Company.
(9) Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted to exclude other charges, which are of a non-recurring or unusual nature. Adjusted EBITDA is a measure of performance which is not recognized under generally accepted accounting principles and should not replace income from continuing operations or cash flows in measuring operating results or liquidity. However, management believes such measure is an informative representation of how management evaluates the operating performance of the Company and its underlying business segments (see Note 26 to the consolidated financial statements).

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

We have recently changed our focus from making strategic acquisitions of new businesses to maximizing the opportunities and growth potential of our existing businesses. In connection with this change in focus, we intend to review and evaluate our existing businesses to determine whether certain businesses continue to meet our business objectives. As part of our ongoing evaluation of such businesses, we intend from time to time to explore and conduct discussions with regard to divestitures and related corporate transactions. However, we can give no assurance with respect to the magnitude, timing, likelihood or business effect of any possible transaction. We also cannot predict whether any divestiture or other transactions will be consummated or, if consummated, will result in a financial or other benefit to us. We intend to use a portion of the proceeds from future dispositions, if any, together with the proceeds of potential future debt issues and bank borrowings and cash from operations, to retire indebtedness, to repurchase our common stock commensurate with approvals from our Board of Directors and for other general corporate purposes. As a result of our aforementioned change in focus and since our implementation of a program to divest non-strategic businesses and assets, we completed the sale of two of our business segments; announced our intention to dispose of a third business segment and divested or announced our intention to divest certain other businesses (see "Liquidity and Capital Resources - Divestitures").

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

Results of Operations

This discussion should be read in conjunction with the information contained in our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein.

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

The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-operating interest, income taxes, depreciation and amortization, adjusted for Other charges which are of a non-recurring or unusual nature, and are not included in assessing segment performance or are not segment-specific. Our management believes such discussion is the most informative representation of how management evaluates performance. We have determined that we have eight reportable operating segments based primarily on the types of services we provide, the consumer base to which marketing efforts are directed and the methods we use to sell services. For additional information, including a description of the services provided in each of our reportable operating segments, see Note 26 to the Consolidated Financial Statements.

Consolidated Results - 1998 vs. 1997

                                                                       Year Ended December 31,
                                                          ------------------------------------------------
(Dollars in millions)                                        1998                1997           % Change
                                                          ----------         -----------        ----------

Net revenues                                              $  5,086.6         $   4,051.9              26%
Operating expenses (1)                                       3,528.7             2,839.0              24%
                                                          ----------         -----------
Adjusted EBITDA                                              1,557.9             1,212.9              28%
Other charges
   Litigation settlement                                       351.0                 -                 *
   Termination of proposed acquisitions                        433.5                 -                 *
   Executive terminations                                       52.5                 -                 *
   Investigation-related costs                                  33.4                 -                 *
   Merger-related costs and other unusual
     charges (credits)                                         (67.2)              704.1               *
   Financing costs                                              35.1                 -                 *
Depreciation and amortization expense                          314.0               229.0              37%
Interest expense, net                                          113.9                50.6             125%
                                                          ----------         -----------
Pre-tax income from continuing operations
   before minority interest, extraordinary
   gain and cumulative effect of accounting
   change                                                      291.7               229.2              27%
Provision for income taxes                                      95.4               180.1             (47%)
Minority interest, net of tax                                   50.6                 -                 *
                                                          ----------         -----------
Income from continuing operations before
   extraordinary gain and cumulative effect
   of accounting change                                        145.7                49.1               *
Loss from discontinued operations, net of tax                  (10.8)               (9.6)              *
Gain on sale of discontinued operations, net of tax            404.7                 -                 *
Extraordinary gain, net of tax                                   -                  26.4               *
Cumulative effect of accounting
   change, net of tax                                            -                (283.1)              *
                                                          ----------         -----------
Net income (loss)                                         $    539.6         $    (217.2)              *
                                                          ==========         ===========


---------
(1)   Exclusive of Other charges and depreciation and amortization expense.
*     Not meaningful.

Revenues and Adjusted EBITDA

Revenues and Adjusted EBITDA increased $1.0 billion (26%) and $345.0 million (28%), respectively, in 1998 over 1997, which reflected growth in substantially all of our reportable operating segments. Significant contributing factors which gave rise to such increases included substantial growth in the volume of mortgage services provided and an increase in the amount of royalty fees received from our franchised brands, principally within the real estate franchise segment. In addition, revenues and Adjusted EBITDA in 1998 included the operating results of 1998 acquisitions, including National Parking Corporation Limited ("NPC") and Jackson Hewitt Inc. ("Jackson Hewitt"). A detailed discussion of revenues and Adjusted EBITDA trends from 1997 to 1998 is included in the section entitled "Results of Reportable Operating Segments -- 1998 vs. 1997."

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

Termination of Proposed Acquisitions. We incurred $433.5 million of costs, which included a $400.0 million cash payment to American Bankers Insurance Group, Inc. ("American Bankers"), in connection with terminating the proposed acquisitions of American Bankers and Providian Auto and Home Insurance Company ("Providian") (see "Liquidity and Capital Resources -Termination of Proposed Acquisitions").

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

Financing Costs. In connection with our discovery and announcement of accounting irregularities and the corresponding lack of audited financial statements, we were temporarily disrupted in accessing public debt markets. As a result, we paid $27.9 million in fees associated with waivers and various financing arrangements. Additionally, during 1998, we exercised our option to redeem our 4-3/4% Convertible Senior Notes (the "4 3/4% Notes"). At such time, we anticipated that all holders of the 4 3/4% Notes would elect to convert the 4 3/4% Notes to our common stock. However, at the time of redemption, holders of the 4 3/4% Notes elected not to convert the 4 3/4% Notes to our common stock and as a result, we redeemed such notes at a premium. Accordingly, we recorded a $7.2 million loss on early extinguishment of debt.

1997 Merger-Related Costs and Other Unusual Charges

We incurred merger-related costs and other unusual charges ("Unusual Charges") in 1997 related to continuing operations of $704.1 million primarily associated with the Cendant Merger (the "Fourth Quarter 1997 Charge") and the PHH Merger (the "Second Quarter 1997 Charge").


                                                  Net                                              Balance at
                                                Unusual                  Reductions               December 31,
(In millions)                                   Charges             1997            1998              1998
                                            -------------     --------------    ------------     -------------
Fourth Quarter 1997 Charge                  $       454.9     $      (257.5)    $    (130.2)     $        67.2
Second Quarter 1997 Charge                          283.1            (207.0)          (59.7)              16.4
                                            -------------     -------------     -----------      -------------
Total                                               738.0            (464.5)         (189.9)              83.6
Reclassification for discontinued
     operations                                     (33.9)             33.9              -                   -
                                            -------------     -------------     -----------      -------------
Total Unusual Charges related to
     continuing  operations                 $       704.1     $      (430.6)    $    (189.9)     $        83.6
                                            =============     ==============    ============     =============


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

Unusual Charges included $154.1 million of personnel-related costs associated with employee reductions necessitated by the planned and announced consolidation of our corporate relocation service businesses worldwide as well as the consolidation of our corporate activities. Personnel-related charges also included termination benefits such as severance, medical and other benefits and provided for retirement benefits pursuant to pre-existing contracts resulting from a change in control. Unusual Charges also included professional fees of $30.3 million, primarily comprised of investment banking, accounting and legal fees incurred in connection with the PHH Merger. We incurred business termination charges of $55.6 million, which were comprised of $38.8 million of costs to exit certain activities primarily within our fleet business (including $35.7 million of asset write-offs associated with discontinued activities), a $7.3 million termination fee associated with a joint venture that competed with our PHH Mortgage Services business (now known as Cendant Mortgage Corporation) and $9.6 million of costs to terminate a marketing agreement with a third party in order to replace the function with internal resources. We also incurred facility-related and other charges totaling $43.1 million including costs associated with contract and lease terminations, asset disposals and other expenses related to the consolidation and closure of excess office space. During the year ended December 31, 1998, we recorded a net credit of $39.6 million to Unusual Charges with a corresponding reduction to liabilities primarily as a result of a change in the original estimate of costs to be incurred. We made cash payments of $27.8 million and $150.2 million during 1998 and 1997, respectively, related to the Second Quarter 1997 Charge. Liabilities of $16.4 million remained at December 31, 1998, which were attributable to future severance and lease termination payments.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $85.0 million (37%) in 1998 over 1997 as a result of incremental amortization of goodwill and other intangible assets from 1998 acquisitions and increased capital spending primarily to accommodate growth in our businesses.

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

Provision for Income Taxes

Our effective tax rate was reduced from 78.6% in 1997 to 32.7% in 1998 due to the non-deductibility of a significant amount of Unusual Charges recorded during 1997 and the favorable impact in 1998 of reduced rates in international tax jurisdictions in which we commenced business operations during 1998. The 1997 effective income tax rate included a tax benefit on 1997 Unusual Charges, which were deductible at an effective rate of only 29.1%. Excluding Unusual Charges, the effective income tax rate on income from continuing operations in 1997 was 40.7%.

Discontinued Operations

Pursuant  to our  program to divest  non-strategic  businesses  and  assets,  we committed to discontinue our consumer software and classified advertising businesses in August 1998 (the "Measurement Date") and subsequently sold such businesses in January 1999 and December 1998, respectively. Also, in April 1999 we committed to selling our Entertainment Publications business (see "Liquidity and Capital Resources -- Divestitures -- Discontinued Operations"). Loss from discontinued operations, net of tax, was $10.8 million in 1998 compared to $9.6 million in 1997. Loss from discontinued operations in 1998 includes the operating results of our former classified advertising and consumer software businesses through the Measurement Date, and the full year operating results of our Entertainment Publications segment. The operating results of discontinued operations in 1997 included $24.4 million of Unusual Charges, net of tax and a $15.2 million extraordinary loss, net of tax. Unusual Charges, net of tax, in 1997 primarily consisted of $19.4 million of severance associated with terminated consumer software company executives and $5.0 million of compensation related to a stock appreciation rights plan which was paid in connection with our merger with Hebdo Mag in October 1997. Such merger also resulted in a $15.2 million extraordinary loss, net of tax, associated with the early extinguishment of debt.

Revenues within the Entertainment Publications segment increased $9.1 million (5%) to $197.2 million in 1998 while net income declined $3.0 million from $17.2 million in 1997 to $14.2 million in 1998. Revenue growth was primarily driven by a $4.0 million (2%) increase in coupon book sales, a $3.4 million (29%) increase in related advertising revenues and a $3.4 million (11%) increase in gift wrap sales. The decline in Entertainment Publications net income is primarily attributable to certain increased infrastructure costs in 1998 compared to 1997.

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

Results of Reportable Operating Segments -- 1998 vs. 1997


                                                     Year Ended December 31,
                  ----------------------------------------------------------------------------------------------------
                                                                                                   Adjusted EBITDA
                               Revenues                       Adjusted EBITDA                            Margin
                  -----------------------------------    --------------------------              ---------------------
                    1998          1997       % Change     1998 (1)         1997 (2)   % Change    1998           1997
                  ---------    ---------     --------    ---------     ------------   --------   ------         ------
(Dollars in millions)

Travel            $ 1,063.3    $   971.6          9%      $  542.5     $  467.3         16%           51%          48%
Individual
   Membership         929.1        778.7         19%         (57.8)         5.3          *            (6%)          1%
Insurance/
   Wholesale          544.0        482.7         13%         137.8        111.0         24%           25%          23%
Real Estate
   Franchise          455.8        334.6         36%         348.6        226.9         54%           76%          68%
Relocation            444.0        401.6         11%         124.5         92.6         34%           28%          23%
Fleet                 387.4        324.1         20%         173.8        120.5         44%           45%          37%
Mortgage              353.4        179.2         97%         187.6         74.8        151%           53%          42%
Other                 909.6        579.4         57%         100.9 (3)    114.5        (12%)          11%          20%
                  ---------    ---------                  --------     --------
Total             $ 5,086.6    $ 4,051.9         26%      $1,557.9     $1,212.9         28%           31%          30%
                  =========    =========                  ========     ========

------------------
(1) Excludes the following Other charges or credits: (i) $433.5 million for the costs of terminating the proposed acquisitions of American Bankers and Providian; (ii) $351.0 million of costs associated with an agreement to settle the PRIDES securities class action suit; (iii) $121.0 million comprised of the costs of the investigations into previously discovered accounting irregularities at the former CUC business units, including incremental financing costs and separation payments, principally to our former chairman; and (iv) $67.2 million of net credits associated with changes to the original estimate of costs to be incurred in connection with 1997 Unusual Charges.
(2) Excludes Unusual Charges of $704.1 million primarily associated with the Cendant Merger and the PHH Merger.
(3) Includes a $50.0 million non-cash write-off of certain equity investments in interactive membership businesses and impaired goodwill associated with our National Library of Poetry subsidiary.
*    Not meaningful.

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

Individual Membership

Revenues increased $150.4 million (19%) in 1998 over 1997 while Adjusted EBITDA and Adjusted EBITDA margin decreased $63.1 million and 7 percentage points, respectively, for the same period. The revenue growth was primarily attributable to an incremental $27.9 million associated with an increase in the average price of a membership, $25.8 million of increased billings as a result of incremental marketing arrangements, primarily with telephone and mortgage companies, and $35.9 million from the acquisition of a company in April 1998 that, among other services, provides members access to their personal credit information. Also contributing to the revenue growth are increased product sales and service fees, which are offered and provided to individual members. The reduction in Adjusted EBITDA and Adjusted EBITDA margin is a direct result of a $104.3 million (25%) increase in membership solicitation costs. We increased our marketing efforts during 1998 to solicit new members and as a result increased our gross average annual membership base by approximately 3.3 million members (11%) at December 31, 1998, compared to the prior year. The growth in members during 1998 resulted in increased servicing costs during 1998 of approximately $33.2 million (13%). While the costs of soliciting and acquiring new members were expensed in 1998, the revenue associated with these new members will not begin to be recognized until 1999, upon expiration of the membership period.

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

Other Services

Revenues increased $330.2 million (57%), while Adjusted EBITDA decreased $13.6 million (12%). Revenues increased primarily from acquired NPC and Jackson Hewitt operations, which contributed $409.8 million and $53.7 million to 1998 revenues, respectively. The revenue increase attributable to 1998 acquisitions was partially offset by a $140.0 million reduction in revenues associated with the operations of certain of our ancillary businesses which were sold during 1997, including Interval, which contributed $121.0 million to 1997 revenues. We sold Interval in December 1997 coincident to the proposed Cendant Merger, in consideration of Federal Trade Commission anti-trust concerns within the timeshare industry.

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

Consolidated Results -- 1997 vs. 1996

                                                                       Year Ended December 31,
                                                          -----------------------------------------------
                                                              1997              1996           %  Change
                                                          -------------    -------------       ----------
(Dollars in millions)
Net revenues                                              $     4,051.9    $     3,063.1              32%
Operating expenses(1)                                           2,839.0          2,282.4              24%
                                                          -------------    -------------
Adjusted EBITDA                                                 1,212.9            780.7              55%
Merger-related costs and other unusual charges                    704.1            109.4             544%
Depreciation and amortization expense                             229.0            138.5              65%
Interest expense, net                                              50.6             14.2             256%
                                                          -------------    -------------
Pre-tax income from continuing operations
   before extraordinary gain and cumulative
   effect of accounting change                                    229.2            518.6             (56%)
Provision for income taxes                                        180.1            214.1             (16%)
                                                          -------------    -------------
Income from continuing operations before
   extraordinary gain and cumulative effect
   of accounting change                                            49.1            304.5             (84%)
Income (loss) from discontinued
   operations, net of tax                                          (9.6)            25.5               *
Extraordinary gain, net of tax                                     26.4                -               *
Cumulative effect of accounting
   change, net of tax                                            (283.1)               -               *
                                                          -------------    -------------
Net income (loss)                                         $      (217.2)   $       330.0               *
                                                          =============    =============

------------
(1) Exclusive of merger-related costs, unusual charges and depreciation and amortization expense.
*     Not meaningful.

Revenues and Adjusted EBITDA

Revenues and Adjusted EBITDA increased $988.8 million (32%) and $432.2 million (55%), respectively, in 1997 over 1996, and were supported by growth in substantially all of our reportable operating segments. Revenues and Adjusted EBITDA in 1997 included a full year of operations from companies acquired during 1996, including Coldwell Banker Corporation ("Coldwell Banker") in May 1996, Avis, Inc. ("Avis") in October 1996 and Resort Condominiums International, Inc. ("RCI") in November 1996 (see "Liquidity and Capital Resources -- 1996 Purchase Acquisitions and Investments"). A detailed discussion of fluctuations in revenues and Adjusted EBITDA from 1996 to 1997 is included in the section entitled "Results of Reportable Operating Segments -- 1997 vs. 1996."

Merger-Related Costs and Other Unusual Charges

1997. We incurred merger-related costs and other unusual charges ("Unusual Charges ") in 1997 related to continuing operations of $704.1 million primarily associated with the Cendant Merger and the PHH Merger. See "Results of Operations -Consolidated Results 1998 vs. 1997 -- Merger-Related Costs and Other Unusual Charges" for a detailed discussion of such charges.

1996. We incurred Unusual Charges in 1996 related to continuing operations of $109.4 million substantially related to our merger with Ideon Group, Inc. ("Ideon"). Unusual Charges primarily included $80.4 million of litigation-related liabilities associated with our determination to settle acquired Ideon litigation, which existed at the August 1996 merger date. We have since settled all outstanding litigation matters pursuant to which the primary resulting obligation consisted of a settlement made in June 1997 with the cofounder of SafeCard Services, Inc. which was acquired by Ideon in 1995. The settlement required us to make $70.5 million of payments in annual installments through 2003. We made cash payments of $27.8 million and $56.3 million in 1998 and 1997, respectively, associated with 1996 Unusual Charges.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $90.5 million (65%) in 1997 over 1996, primarily as a result of incremental amortization of goodwill and other intangible assets from 1996 acquisitions and increased capital spending.

Interest Expense, net

Interest expense, net, increased $36.4 million in 1997 over 1996 primarily as a result of the February 1997 issuance of $550.0 million 3% Convertible Subordinated Notes and interest income earned in 1996 on approximately $420.0 million of excess proceeds generated from the $1.2 billion public offering of
46.6 million shares of our common stock in May 1996. The increase in interest, net, was partially offset by a reduction in the weighted average interest rate from 7.5% in 1996 to 6.0% in 1997 as a result of a greater proportion of fixed rate debt, carrying lower interest rates, to total debt.

Provision for Income Taxes
Our effective tax rate increased from 41.3% in 1996 to 78.6% in 1997. The 1997 effective income tax rate included a 29.1% effective tax rate on the tax benefit related to Unusual Charges due to the significant non-deductibility of such costs. The effective income tax rate on 1997 income from continuing operations excluding Unusual Charges was 40.7%.

Discontinued Operations

We recorded a $9.6 million net loss from discontinued operations in 1997 compared to net income of $25.5 million in 1996. The operating results of discontinued operations included a $15.2 million extraordinary loss, net of tax, in 1997 and $24.4 million and $24.9 million of Unusual Charges, net of tax, in 1997 and 1996, respectively. The extraordinary loss and Unusual Charges incurred in 1997 have been previously discussed in the section entitled "Results of Operations --Consolidated Results -- 1998 vs. 1997." Unusual Charges in 1996 consisted primarily of professional fees incurred in connection with our mergers with certain software businesses acquired in 1996. Excluding Unusual Charges and extraordinary items, income from discontinued operations decreased $20.4 million (40%) from $50.4 million in 1996 to $30.0 million in 1997. Net income from our Entertainment Publications segment increased $8.4 million (95%) from 1996 due to revenue growth from volume increase and coupon book volume and the addition of new sales channels while expenses decreased as a result of sales force consolidations. Revenues within the Entertainment Publications segment increased $13.5 million (8%) from $174.6 million in 1996 to $188.1 million in 1997. Net income from the classified advertising business remained relatively unchanged from 1996 while net income from the consumer software businesses decreased $28.5 million (72%) to $11.1 million in 1997. In 1997 revenues increased $49.2 million (13%) which were offset by increased operating expenses of $93.2 million (29%). The disproportionate increase in operating expenses resulted from accelerating development and marketing costs incurred on titles without a corresponding revenue increase because titles were not released to the marketplace as planned in December 1997.

RESULTS OF REPORTABLE OPERATING SEGMENTS - 1997 VS. 1996


                                                            Year Ended December 31,
                  ------------------------------------------------------------------------------------------------------
                                                                                                     Adjusted EBITDA
                               Revenues                           Adjusted EBITDA                         Margin
                  -----------------------------------     --------------------------------------   ---------------------
                    1997          1996       % Change     1997 (1)         1996 (2)     % Change     1997          1996
                  ---------    ---------     --------     --------     ------------    ---------    -----         ------
Travel            $   971.6    $   429.2        126%      $  467.3     $  189.5        147%           48%          44%
Individual
   Membership         778.7        745.9          4%           5.3         43.2        (88%)           1%           6%
Insurance/
   Wholesale          482.7        448.0          8%         111.0         99.0         12%           23%          22%
Real Estate
   Franchise          334.6        236.3         42%         226.9        137.8         65%           68%          58%
Relocation            401.6        344.9         16%          92.6         65.5         41%           23%          19%
Fleet                 324.1        293.5         10%         120.5         99.0         22%           37%          34%
Mortgage              179.2        127.7         40%          74.8         45.7         64%           42%          36%
Other                 579.4        437.6         32%         114.5        101.0         13%           20%          23%
                  ---------    ---------                  --------     --------
Total             $ 4,051.9    $ 3,063.1         32%      $1,212.9     $  780.7         55%           30%          25%
                  =========    =========                  ========     ========


------------------
(1) Excludes Unusual Charges of $704.1 million primarily associated with the Cendant Merger and the PHH Merger.
(2) Excludes Unusual Charges of $109.4 million incurred in connection with the Ideon merger.

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

Our other ancillary businesses collectively contributed to the additional revenue growth, although Adjusted EBITDA margins declined, primarily within certain business units, which were sold during 1997.

Liquidity and Capital Resources

Divestitures

Discontinued Operations. During 1998, we implemented a program to divest non-strategic businesses and assets in order to focus on our core businesses, repay debt and repurchase our common stock (see "Overview"). Pursuant to such program, on April 21, 1999, we announced that our Board of Directors approved our plan to pursue the sale of our Entertainment Publications, Inc. ("EPub") business segment. We have engaged Veronis, Suhler & Associates, Inc. to manage the sale process. EPub sells discount programs to schools, community groups and other organizations, which typically provide the discount programs to individuals in the form of local discount coupon books, gift wrap and other seasonal items. EPub solicits restaurants, hotels, theaters, sporting events, retailers and other businesses which agree to offer services and/or merchandise at discount prices.

On August 12, 1998, we announced that our Board of Directors committed to discontinue our classified advertising and consumer software businesses by disposing of Hebdo Mag and Cendant Software Corporation ("CDS"), respectively. On December 15, 1998, we completed the sale of Hebdo Mag to its former 50% owners for $449.7 million. We received $314.8 million in cash and 7.1 million shares of our common stock valued at $134.9 million on the date of sale. We recognized a $206.9 million gain on the sale of Hebdo Mag, which included a tax benefit of $52.1 million. On November 20, 1998, we announced the execution of a definitive agreement to sell CDS for $800.0 million in cash plus potential future contingent payments pursuant to the contract. The sale was completed on January 12, 1999. We realized a gain of approximately $390.5 million based upon the finalization of the closing balance sheet at the sale date. We recognized $197.8 million of such gain in 1998 substantially in the form of a tax benefit and corresponding deferred tax asset.

Other. On April 21, 1999, we announced that we reached a definitive agreement to sell our National Leisure Group (NLG) subsidiary. NLG is a leading retailer of cruise and vacation packages.

On January 12, 1999, we completed the sale of our Essex Corporation ("Essex") subsidiary for $8.0 million and realized a gain on sale of $1.3 million. Essex is a third-party marketer of financial products for banks, primarily marketing annuities, mutual funds and insurance products through financial institutions.

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

Other 1998 Acquisitions and Acquisition-Related Payments. We acquired certain other entities for an aggregate purchase price of approximately $462.3 million in cash during 1998. Additionally, we made a $100.0 million cash payment to the seller of RCI in satisfaction of a contingent purchase liability.

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

Other. We acquired certain entities in 1997 for an aggregate purchase price of $266.5 million, comprised of $244.9 million in cash and $21.6 million in our common stock (0.9 million shares).

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

Credit Facilities

Our primary credit facility, as amended, consists of (i) a $750.0 million, five year revolving credit facility (the "Five Year Revolving Credit Facility") and
(ii) a $1.0 billion, 364 day revolving credit facility (the "364 Day Revolving Credit Facility") (collectively the "Revolving Credit Facilities"). The 364-Day Revolving Credit Facility will mature on October 29, 1999 but may be renewed on an annual basis for an additional 364 days upon receiving lender approval. The Five Year Revolving Credit Facility will mature on October 1, 2001. Borrowings under the Revolving Credit Facilities, at our option, bear interest based on competitive bids of lenders participating in the facilities, at prime rates or at LIBOR, plus a margin of approximately 75 basis points. We are required to pay a per annum facility fee of .175% and .15% of the average daily unused commitments under the Five Year Revolving Credit Facility and 364 Day Revolving Credit Facility, respectively. The interest rates and facility fees are subject to change based upon credit ratings on our senior unsecured long-term debt by nationally recognized debt rating agencies. The Revolving Credit Facilities contain certain restrictive covenants including restrictions on indebtedness, mergers, liquidations and sale and leaseback transactions and requires the maintenance of certain financial ratios, including a 3:1 minimum interest coverage ratio and a maximum debt-to-capitalization ratio of 0.5:1. At December 31, 1998, we had no outstanding borrowings under the Revolving Credit Facilities.

7 1/2% and 7 3/4% Senior Notes

On November 17, 1998, we filed an amended shelf registration statement with the SEC for the aggregate issuance of up to $3.0 billion of debt and equity securities. On November 24, 1998, we priced a total of $1.55 billion of Senior Notes (the "Notes") in a two-part issue. The first issue, $400.0 million principal amount of 7 1/2% Senior Notes due December 1, 2000, was priced to yield 7.545%. The second issue, $1.15 billion principal amount of 7 3/4% Senior Notes due December 1, 2003, was priced to yield 7.792%. Interest on the Notes will be payable on June 1 and December 1 of each year, beginning on June 1, 1999. The Notes may be redeemed, in whole or in part, at any time, at our option at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (i) the face value of the Notes or
(ii) the sum of the present values of the remaining scheduled payments discounted at the treasury rate plus a spread as defined in the indenture. The offering was a component of a plan designed to refinance an aggregate of $3.25 billion of borrowings under our former Term Loan Facility. In addition to the repayments of $1.3 billion of borrowings under the Term Loan Facility, proceeds were used for general corporate purposes, which included the purchase of our common stock.

FELINE PRIDES and Trust Preferred Securities

On March 2, 1998, Cendant Capital I (the "Trust"), a statutory business Trust formed under the laws of the State of Delaware and our wholly-owned consolidated subsidiary, issued 29.9 million FELINE PRIDES and 2.3 million trust preferred securities and received approximately $1.5 billion in gross proceeds therefrom. The Trust invested the proceeds in our 6.45% Senior Debentures due 2003 (the "Debentures), which represents the sole asset of the Trust. The obligations of the Trust related to the FELINE PRIDES and trust preferred securities are unconditionally guaranteed by us to the extent we make payments pursuant to the Debentures. The issuance of the FELINE PRIDES and trust preferred securities, resulted in the utilization of approximately $3.0 billion of availability under a $4.0 billion shelf registration statement. Upon issuance, the FELINE PRIDES consisted of 27.6 million Income PRIDES and 2.3 million Growth PRIDES (Income PRIDES and Growth PRIDES hereinafter referred to as "PRIDES"), each with a face amount of $50 per PRIDE. The Income PRIDES consist of trust preferred securities and forward purchase contracts under which the holders are required to purchase our common stock in February 2001. The Growth PRIDES consist of zero coupon U.S. Treasury securities and forward purchase contracts under which the holders are required to purchase our common stock in February 2001. The stand-alone trust preferred securities and the trust preferred securities forming a part of the Income PRIDES, each with a face amount of $50, bear interest, in the form of preferred stock dividends, at the annual rate of 6.45%, payable in cash. Payments under the forward purchase contract forming a part of the Income PRIDES will be made by us in the form of a contract adjustment payment at an annual rate of 1.05%. Payments under the forward purchase contract forming a part of the Growth PRIDES will be made by us in the form of a contract adjustment payment at an annual rate of 1.30%. The forward purchase contracts require the holder to purchase a minimum of 1.0395 shares and a maximum of 1.3514 shares of our common stock per PRIDES security, depending upon the average of the closing price per share of our common stock for a 20 consecutive day period ending in mid-February of 2001. We have the right to defer the contract adjustment payments and the payment of interest on its Debentures to the Trust. Such election will subject us to certain restrictions, including restrictions on making dividend payments on our common stock until all such payments in arrears are settled.

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

On April 8, 1998, we exercised our option to call our 6 1/2% Convertible Subordinated Notes (the "61/2% Notes") for redemption on May 11, 1998, in accordance with the provisions of the indenture relating to the 6-1/2% Notes. Prior to the redemption date, during 1998, all of the outstanding 6-1/2% Notes were converted into 2.1 million shares of our common stock.

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

PHH's aggregate borrowings at December 31, 1998 and 1997 were as follows:

         (In billions)                                  1998             1997
                                               -------------     ------------
         Commercial paper                      $         2.5     $        2.6
         Medium-term notes                               2.3              2.7
         Securitized obligations                         1.9              -
         Other                                           0.2              0.3
                                               -------------     ------------
                                               $         6.9     $        5.6
                                               =============     ============

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

Relocation Facilities. Our PHH subsidiary entered into a 364-day asset securitization agreement effective December 1998 under which an unaffiliated buyer has committed to purchase an interest in the rights to payment related to certain relocation receivables of PHH. The revolving purchase commitment provides for funding up to a limit of $325.0 million. Under the terms of this agreement, our PHH subsidiary retains the servicing rights related to the relocation receivables. At December 31, 1998, our PHH subsidiary was servicing $248.0 million of assets which were funded under this agreement.

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

On  July  10,  1998,  PHH  entered  into a  Supplemental  Indenture  No.  1 (the
"Supplemental Indenture") with The First National Bank of Chicago, as trustee, under the Senior Indenture dated as of June 5, 1997, which formalizes PHH's policy of limiting the payment of dividends and the outstanding principal balance of loans to us to 40% of consolidated net income (as defined in the Supplemental Indenture) for each fiscal year. The Supplemental Indenture prohibits PHH from paying dividends or making loans to us if upon giving effect to such dividends and/or loan, PHH's debt to equity ratio exceeds 8 to 1, at the time of the dividend or loan, as the case may be

Litigation

On April 15, 1998, we publicly announced that we discovered accounting irregularities in the former business units of CUC. Such discovery prompted investigations into such matters by us and the Audit Committee of our Board of Directors. As a result of the findings from the investigations, we restated our previously reported financial results for 1997, 1996 and 1995. Since such announcement, more than 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on our behalf and several individual lawsuits have been filed in various courts against us and other defendants. The majority of these actions were all filed in or transferred to the United States District Court for the District of New Jersey, where they are pending before Judge William H. Walls and Magistrate Judge Joel A. Pisano. The Court has ordered consolidation of many of the actions.

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

On October 14, 1998, an action claiming to be a class action was filed against us and four of our former officers and directors. The complaint claims that we made false and misleading public announcements and filings with the SEC in connection with our proposed acquisition of American Bankers allegedly in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and that the plaintiff and the alleged class members purchased American Bankers' securities in reliance on these public announcements and filings at inflated prices. On April 26, 1999, the United States District Court for New Jersey found that the class action failed to state a claim upon which relief could be granted and, accordingly, dismissed the class action.

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

Other than with respect to the PRIDES class action litigation, we do not believe that it is feasible to predict or determine the final outcome of these proceedings or investigations or to estimate the amounts or potential range of loss with respect to these proceedings or investigations. The possible outcomes or resolutions of the proceedings could include a judgment against us or settlements and could require substantial payments by us. In addition, the timing of the final resolution of the proceedings or investigations is uncertain. We believe that material adverse outcomes with respect to such proceedings or investigations could have a material impact on our financial condition, results of operations and cash flows.

Credit Ratings

In October 1998, Duff & Phelps Credit Rating Co. ("DCR"), Standard & Poor's Corporation ("S&P"), and Moody's Investors Service Inc. ("Moody's") reduced our long-term debt credit rating to A-from A, BBB from A, and Baa1 from A3, respectively. In October 1998, Moody's and S&P reduced PHH's long-term and short-term debt ratings to A3/P2 and A-/A2 from A2/P1 and A+/A1, respectively. PHH's long-term and short-term credit ratings remain A+/F1 and A+/D1 with Fitch IBCA and DCR, respectively. While the recent downgrading caused us to incur an increase in cost of funds, we believe our sources of liquidity continue to be adequate. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time.)

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

Share Repurchase Program

We have completed the repurchase of our common stock pursuant to an initial $1.0 billion repurchase program, authorized by our Board of Directors in October 1998. During the first quarter of 1999, our Board of Directors authorized an additional $600.0 million of our common stock to be repurchased under such program. We executed this program through open-market purchases or privately negotiated transactions. As of May 3, 1999, we repurchased a total of $1.6 billion (83.9 million shares) of our common stock under the program and, including the 7.1 million shares acquired as part of the sale of Hebdo Mag, we have reduced our outstanding shares by more than 10.5% from the inception of the program. As of December 31, 1998, we had repurchased a total of 13.4 million shares costing $257.7 million. Subject to bank credit facility covenants, certain rating agency constraints and authorization from our Board of Directors, we anticipate expanding the program, although we can give no assurance with respect to the timing, likelihood or amount of future repurchases under the program.

Cash Flows (1998 vs. 1997)

We generated $790.8 million of cash flows from operations in 1998 representing a $405.5 million decrease from 1997. The decrease in cash flows from operations was primarily due to a $391.7 million net increase in mortgage loans held for sale due to increased mortgage loan origination volume.

We used $4.3 billion of cash flows for investing activities in 1998, principally consisting of a $1.5 billion net investment in assets under management and mortgage programs and $2.9 billion of acquisitions and acquisition related payments, which included the acquisitions of NPC and Jackson Hewitt. In 1997, we used $2.3 billion for investing activities including a $1.5 billion net investment in assets under management and mortgage programs and $551.0 million of acquisitions and acquisition related payments. In 1998, cash flows from financing activities of approximately $4.7 billion included $1.55 billion of proceeds from public offerings of senior debt, $3.25 billion of term loan borrowings and $1.4 billion of proceeds from the issuance of FELINE PRIDES and Trust Preferred Securities. Gross cash flows from financing activities were partially offset by $2.0 billion of term loan repayments, $257.7 million of our common stock purchases, and principal repayments of $150.0 million and $144.5 million pertaining to the outstanding 5 7/8% Senior Notes and the 4 3/4% Notes, respectively. Additionally, in 1998 management and mortgage program financing consisted of $1.1 billion of net borrowings which funded our investments in assets under management and mortgage programs. In 1997, cash flows from financing activities of $900.1 million primarily consisted of net borrowings totaling $435.9 million including net proceeds of $543.2 million from the issuance of the 3% Convertible Subordinated Notes in February 1997 and $509.9 million of net borrowings which funded purchases of assets under management and mortgage programs.

Capital Expenditures

In 1998, $351.3 million was invested in property and equipment to support operational growth and enhance marketing opportunities. In addition, technological improvements were made to improve operating efficiencies. Capital spending in 1998 included the development of integrated business systems within the Relocation segment as well as investments in systems and office expansion to support growth in the Mortgage segment. We expect to reduce our level of capital spending by approximately 25% in 1999.

Year 2000 Compliance

The following disclosure also constitutes a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

The Year 2000 presents the risk that information systems will be unable to recognize and process date-sensitive information properly from and after January 1, 2000. To minimize or eliminate the effect of the Year 2000 risk on our business systems and applications, we are continually identifying, evaluating, implementing and testing changes to our computer systems, applications and software necessary to achieve Year 2000 compliance. We implemented a Year 2000 initiative in March 1996 that has now been adopted by all of our business units. As part of such initiative, we have selected a team of managers to identify, evaluate and implement a plan to bring all of our critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The Year 2000 initiative consists of four phases: (i) identification of all critical business systems subject to Year 2000 risk (the "Identification Phase"); (ii) assessment of such business systems and applications to determine the method of correcting any Year 2000 problems (the "Assessment Phase"); (iii) implementing the corrective measures (the "Implementation Phase"); and (iv) testing and maintaining system compliance (the "Testing Phase"). We have substantially completed the Identification and Assessment Phases and have identified and assessed five areas of risk: (i) internally developed business applications;
(ii) third party vendor software, such as business applications, operating systems and special function software; (iii) computer hardware components; (iv) electronic data transfer systems between us and our customers; and (v) embedded systems, such as phone switches, check writers and alarm systems. Although no assurances can be made, we believe that we have identified substantially all of our systems, applications and related software that are subject to Year 2000 compliance risk and have either implemented or initiated the implementation of a plan to correct such systems that are not Year 2000 compliant. In addition, as part of our assessment process we are developing contingency plans as necessary. Substantially all of our mission critical systems have been remediated during 1998. However, we cannot directly control the timing of certain Year 2000 compliant vendor products and in certain situations, exceptions to the December 1998 date have been authorized. We are closely monitoring those situations and intend to complete testing efforts and any contingency implementation efforts prior to December 31, 1999. Although we have begun the Testing Phase, we do not anticipate completion of the Testing Phase until sometime prior to December 1999.

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

                                   CENDANT CORPORATION
                                   By: /s/ James E. Buckman
                                       James E. Buckman
                                       Vice Chairman and General Counsel
                                       Date: May 12, 1999

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                     Title                                             Date
--------------------------------             ---------------------------------------------     -------------------
/s/ Henry R. Silverman                        Chairman of the Board, President, Chief           May 12, 1999
(Henry R. Silverman)                          Executive Officer and Director

/s/ James E. Buckman                          Vice Chairman, General Counsel and Director       May 12, 1999
(James E. Buckman)

/s/ Stephen P. Holmes                         Vice Chairman and Director                        May 12, 1999
(Stephen P. Holmes)

/s/ Robert D. Kunisch                         Vice Chairman and Director                        May 12, 1999
(Robert D. Kunisch)

/s/ Michael P. Monaco                         Vice Chairman and Director                        May 12, 1999
(Michael P. Monaco)

/s/ David M. Johnson                          Senior Executive Vice President and Chief         May 12, 1999
(David M. Johnson)                            Financial Officer (Principal Financial Officer)

/s/ Tobia Ippolito                            Senior Vice President and Corporate Controller    May 12, 1999
(Tobia Ippolito)                              (Principal Accounting Officer)

/s/ John D. Snodgrass                         Director                                          May 12, 1999
(John D. Snodgrass)

/s/ Leonard S. Coleman                        Director                                          May 12, 1999
(Leonard S. Coleman)

/s/ Martin L. Edelman                         Director                                          May 12, 1999
(Martin L. Edelman)

/s/ Carole G. Hankin                          Director                                          May 12, 1999
Dr. Carole G. Hankin)

/s/ Brian Mulroney                            Director                                          May 12, 1999
(The Rt. Hon. Brian Mulroney,
 P.C., LL.D)

/s/ Robert W. Pittman                         Director                                          May 12, 1999
(Robert W. Pittman)

/s/ E. John Rosenwald, Jr.                    Director                                          May 12, 1999
(E. John Rosenwald, Jr.)

/s/ Robert P. Rittereiser                     Director                                          May 12, 1999
(Robert P. Rittereiser)

/s/ Leonard Schutzman                         Director                                          May 12, 1999
(Leonard Schutzman)

/s/ Robert F. Smith                           Director                                          May 12, 1999
(Robert F. Smith)

/s/ Craig R. Stapleton                        Director                                          May 12, 1999
(Craig R. Stapleton)

/s/ Robert E. Nederlander                     Director                                          May 12, 1999
(Robert E. Nederlander)

Exhibits:

Exhibit No.         Description
-----------         ------------------------------------------------------------

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

Exhibit No.         Description
--------------      ------------------------------------------------------------

    10.1-10.38      Material Contracts, Management Contracts, Compensatory Plans
                    and Arrangements **
      10.1(a)       Agreement  with Henry R. Silverman,  dated June 30, 1996 and as amended  through  December  17,  1997 (filed as
                    Exhibit 10.6 to the Company's Registration Statement on Form
                    S-4, Registration No. 333-34571)*
      10.1(b)       Amendment to Agreement with Henry R. Silverman, dated
                    December 31, 1998. **
      10.2(a)       Agreement with Stephen P. Holmes,  dated September 12, 1997
                    (filed as Exhibit 10.7 to the Company's  Registration
                    Statement on Form S-4, Registration No. 333-34571)*
      10.2(b)       Amendment to Agreement with Stephen P. Holmes, dated January
                    11, 1999. **
      10.3(a)       Agreement with Michael P. Monaco,  dated September 12, 1997
                    (filed as Exhibit 10.8 to the Company's  Registration
                    Statement on Form S-4, Registration No. 333-34571)*
      10.3(b)       Amendment to Agreement with Michael Monaco, dated December
                    23, 1998. **
      10.4(a)       Agreement with James E. Buckman,  dated  September 12, 1997
                    (filed as Exhibit 10.9 to the Company's  Registration
                    Statement on Form S-4, Registration No. 333-34571)*
      10.4(b)       Amendment to Agreement with James E. Buckman, dated January
                    11, 1999. **
       10.5         1987 Stock  Option  Plan,  as amended  (filed as Exhibit
                    10.16 to the  Company's  Form 10-Q for the period ended
                    October 31, 1996)*
       10.6         1990  Directors  Stock Option Plan, as amended  (filed as
                    Exhibit 10.17 to the Company's Form 10-Q for the period
                    ended October 31, 1996)*
       10.7         1992  Directors  Stock Option Plan, as amended  (filed as
                    Exhibit 10.18 to the Company's Form 10-Q for the period
                    ended October 31, 1996)*
       10.8         1994  Directors  Stock Option Plan, as amended  (filed as
                    Exhibit 10.19 to the Company's Form 10-Q for the period
                    ended October 31, 1996)*
       10.9         1997 Stock Option Plan (filed as Exhibit 10.23 to the
                    Company's Form 10-Q for the period ended April 30, 1997)*
       10.10        1997 Stock Incentive Plan (filed as Appendix E to the Joint
                    Proxy Statement/  Prospectus  included as part of the
                    Company's Registration Statement, No. 333-34517, on Form S-4
                    dated August 28, 1997)*
       10.11        HFS  Incorporated's  Amended and Restated 1993 Stock Option
                    Plan (Incorporated by reference to HFS Incorporated's
                    Registration Statement on Form S-8 (Registration
                    No.33-83956), Exhibit 4.1)*
Exhibit No.         Description
-----------         ------------------------------------------------------------
     10.12(a)       First  Amendment  to the  Amended  and  Restated  1993 Stock
                    Option Plan dated May 5, 1995. (Incorporated by reference to
                    HFS  Incorporated's   Registration  Statement  on  Form  S-8
                    (Registration No. 33-094756), Exhibit 4.1)*
     10.12(b)       Second  Amendment  to the  Amended and  Restated  1993 Stock
                    Option  Plan  dated  January  22,  1996.   (Incorporated  by
                    reference to the HFS  Incorporated's  Annual  Report on Form
                    10-K for  fiscal  year  ended  December  31,  1995,  Exhibit
                    10.21(b))*
     10.12(c)       Third  Amendment  to the  Amended  and  Restated  1993 Stock
                    Option  Plan  dated  January  22,  1996.   (Incorporated  by
                    reference to the HFS  Incorporated's  Annual  Report on Form
                    10-K for  fiscal  year  ended  December  31,  1995,  Exhibit
                    10.21(c))*
     10.12(d)       Fourth  Amendment  to the  Amended and  Restated  1993 Stock
                    Option Plan dated May 20, 1996.  (Incorporated  by reference to HFS  Incorporated's  Registration  Statement  on Form S-8
                    (Registration No. 333-06733), Exhibit 4.5)*
     10.12(e)       Fifth  Amendment  to the  Amended  and  Restated  1993 Stock
                    Option Plan dated July 24, 1996  (Incorporated  by reference to the HFS  Incorporated's  Annual  Report  on Form 10-K for
                    fiscal year ended December 31, 1995, Exhibit 10.21(e))*
     10.12(f)       Sixth  Amendment  to the  Amended  and  Restated  1993 Stock
                    Option  Plan  dated  September  24,  1996  (Incorporated  by reference to the HFS  Incorporated's  Annual  Report on Form
                    10-K for  fiscal  year  ended  December  31,  1995,  Exhibit
                    10.21(e))*
     10.12(g)       Seventh  Amendment  to the Amended and  Restated  1993 Stock
                    Option  Plan  dated as of April 30,  1997  (Incorporated  by reference to the  Company's  Annual  Report on Form 10-K for the fiscal year ended December 31, 1999, Exhibit 10.17(g))*
     10.12(h)       Eighth  Amendment  to the  Amended and  Restated  1993 Stock
                    Option  Plan  dated  as of May  27,  1997  (Incorporated  by reference to the  Company's  Annual  Report on Form 10-K for the fiscal year ended December 31, 1997, Exhibit 10.17(h))*
       10.13        HFS  Incorporated's  1992  Incentive  Stock  Option Plan and
                    Form of Stock  Option  Agreement.  (Incorporated  by
                    reference to HFS  Incorporated's  Registration  Statement on
                    Form S-1 (Registration  No.  33-51422),  Exhibit No. 10.6)*
       10.14        Cendant Corporation 1992 Employee  Stock Plan  (Incorporated
                    by  reference  to Exhibit  4.1 of the  Company's
                    Registration Statement on Form S-8 dated January 29, 1998
                    (Registration No. 333-45183))*
       10.15        Cendant Corporation Deferred Compensation Plan **
       10.16        Agreement and Plan of Merger, by and among HFS Incorporated,
                    HJ Acquisition  Corp. and Jackson Hewitt,  Inc., dated as of
                    November  19,  1997.  (Incorporated  by reference to Exhibit
                    10.1 to HFS Incorporated's  Current Report on Form 8-K dated
                    August 14, 1997, File No. 111402)*
       10.17        Form of  Underwriting  Agreement for Debt Securities
                    (Incorporated  by reference to Exhibit 1.1 to the Company's
                    Registration Statement on Form S-3, Registration No.
                    333-45227)*
Exhibit No.         Description
-----------         ------------------------------------------------------------
       10.18        Underwriting  Agreement  dated  February  24, 1998 among the
                    Company,  Cendant  Capital I, Merrill  Lynch & Co.,  Merrill
                    Lynch,  Pierce,   Fenner  &  Smith  Incorporated  and  Chase
                    Securities Inc.  (Incorporated by reference to the Company's
                    Form 8-K dated March 6, 1998, Exhibit 1.1)*
       10.19        Registration Rights Agreement dated as of February 11, 1997, between CUC International Inc. and Goldman, Sachs & Co. (for
                    itself  and  on  behalf  of  the  other   purchasers   party
                    thereto)(filed  as Exhibit 4(b) to the  Company's  Report on
                    Form 8-K filed February 13, 1997)*
       10.20        Agreement and Plan of Merger between CUC International  Inc.
                    and  HFS  Incorporated,  dated  as of May 27, 1997 (filed as
                    Exhibit 2.1 to the Company's Report on Form 8-K filed on
                    May 29, 1997)*
     10.21(a)       $750,000,000  Five Year  Revolving  Credit  and  Competitive
                    Advance  Facility  Agreement,  dated as of  October 2, 1996, among the  Company,  the several  banks and other  financial institutions from time to time parties thereto and The Chase
                    Manhattan  Bank,  as  Administrative  Agent  and  CAF  Agent
                    (Incorporated by reference to Exhibit (b)(1) to the Schedule
                    14-D1  filed by the Company on January  27,  1998,  File No.
                    531838)*
     10.21(b)       Amendment,  dated as of October 30,  1998,  to the Five Year
                    Competitive Advance and Revolving Credit Agreement, dated as of October 2, 1998,  by and among the  Company,  the general institutions,  parties thereto and The Chase Manhattan Bank,
                    as  Administrative   Agent  (incorporated  by  reference  to
                    Exhibit 10.2 to the  Company's  Form 8-K dated  February 10,
                    1999)*
     10.22(a)       $1,250,000 364-Day Revolving Credit and Competitive  Advance
                    Facility  Agreement,  dated  October 2, 1996, as amended and restated  through October 30, 1998,  among the Company,  the several banks and other financial  institutions from time to time  parties  thereto,  and The Chase  Manhattan  Bank,  as
                    Administrative  Agent and as Lead Manager  (incorporated  by reference  to Exhibit 10.1 to the  Company's  Form 8-K dated
                    November 5, 1998).*
     10.22(b)       Amendment,  dated as of February 4, 1999,  to the  Five-Year
                    Competitive  Advance and Revolving  Credit Agreement and the
                    364-Day  Competitive  Advance and Revolving Credit Agreement
                    among  the  Company,  the  lenders  therein  and  The  Chase
                    Manhattan Bank, as  Administrative  Agent  (incorporated  by reference  to Exhibit 99.2 to the  Company's  Form 8-K dated
                    February 16, 1999)*.
       10.23        Distribution  Agreement,  dated  March 5,  1998,  among  the
                    Company,  Bear,  Stearns & Co., Inc., Chase Securities Inc.,
                    Lehman  Brothers  and Merrill  Lynch & Co.,  Merrill  Lynch,
                    Pierce,   Fenner  &  Smith  Incorporated   (incorporated  by
                    reference to the Company's Current Report on Form 8-K, dated
                    March 10, 1998)*
     10.24(a)       364-Day Credit Agreement Among PHH Corporation,  PHH Vehicle
                    Management Services,  Inc., the Lenders, the Chase Manhattan
                    Bank, as  Administrative  Agent and the Chase Manhattan Bank
                    of Canada, as Canadian Agent, Dated March 5, 1999. **
     10.24(b)       Five-year    Credit   Agreement   ("PHH   Five-year   Credit
                    Agreement")  among PHH Corporation,  the Lenders,  and Chase
                    Manhattan Bank, as Administrative Agent, dated March 4, 1997
                    (Incorporated by reference from Exhibit 10.2 to Registration
                    Statement 333-27715)*
Exhibit No.         Description
-----------         ------------------------------------------------------------
     10.24(c)       Second Amendment to PHH Credit  Agreements  (Incorporated by
                    reference  to PHH  Incorporated's  Quarterly  Report on Form
                    10-Q for the  quarterly  period  ended  September  30, 1997,
                    Exhibit 10.1)*
     10.24(d)       Third Amendment to PHH Credit  Agreements  (Incorporated  by
                    reference  to PHH  Incorporated's  Quarterly  Report on Form
                    10-Q for the  quarterly  period  ended  September  30, 1997,
                    Exhibit 10.1)*
     10.24(e)       Fourth Amendment dated as of November 2, 1998, to PHH Five-
                    Year Credit Agreement. **
       10.25        Indenture between the Company and Bank of New York, Trustee, dated as of May 1, 1992 (Incorporated by reference
                    from Exhibit 4(a)(iii) to Registration Statement 33-48125)*
       10.26        Indenture  between  the  Company  and  First  National  Bank of  Chicago,  Trustee,  dated as of  March  1,  1993
                    (Incorporated by reference from Exhibit 4(a)(i) to
                    Registration Statement 33-59376)*
       10.27        Indenture  between  the  Company  and  First  National  Bank of  Chicago,  Trustee,  dated  as of  June  5,  1997
                    (Incorporated by reference from Exhibit 4(a) to Registration
                    Statement 333-27715)*
       10.28        Indenture between the Company and Bank of New York,  Trustee dated as of June 5, 1997  (Incorporated by reference
                    from Exhibit 4(a)(11) to Registration Statement 333-27715)*
       10.29        Distribution  Agreement  between  the  Company  and CS First
                    Boston  Corporation;  Goldman,  Sachs & Co.; Merrill Lynch &
                    Co.; Merrill Lynch,  Pierce,  Fenner & Smith,  Incorporated;
                    and J.P.  Morgan  Securities,  Inc.  dated  November 9, 1995
                    (Incorporated  by reference  from Exhibit 1 to  Registration
                    Statement 33-63627)*
       10.30        Distribution   Agreement  between  the  Company  and  Credit
                    Suisse;  First Boston  Corporation;  Goldman Sachs & Co. and
                    Merrill  Lynch & Co.,  dated June 5, 1997 filed as Exhibit 1 to Registration Statement 333-27715*
       10.31        Distribution  Agreement,  dated  March 2,  1998,  among  PHH
                    Corporation, Credit Suisse First Boston Corporation, Goldman
                    Sachs & Co.,  Merrill Lynch & Co.,  Merrill  Lynch,  Pierce,
                    Fenner & Smith,  Incorporated  and J.P.  Morgan  Securities,
                    Inc.,  filed as  Exhibit 1 to Form 8-K dated  March 3, 1998,
                    File No. 107797*
       10.32        Registration  Rights  Agreement,  dated as of  November  12,
                    1996,  by and  between  HFS  Incorporated  and Ms.  Christel
                    DeHaan  (Incorporated  by  reference  to HFS  Incorporated's
                    Registration Statement on Form S-3 (Registration No.
                    333-17371), Exhibit 2.2)*
       10.33        License  Agreement  dated as of September  18, 1989  amended and  restated as of July 15, 1991 between  Franchise
                    System  Holdings,  Inc. and Ramada  Franchise  Systems, Inc.
                    (Incorporated  by reference to HFS  Incorporated's
                    Registration Statement on Form S-1 (Registration No.
                    33-51422), Exhibit No. 10.2)*
       10.34        Restructuring  Agreement  dated  as of July 15,  1991 by and among  New  World  Development  Co.,  Ltd.,  Ramada
                    International Hotels & Resorts,  Inc. Ramada Inc., Franchise
                    System Holdings,  Inc., HFS Incorporated and Ramada
                    Franchise  Systems,  Inc.  (Incorporated by reference to HFS
                    Incorporated's  Registration  Statement on Form S-1
                    (Registration No. 33-51422), Exhibit No. 10.3)*
       10.35        License  Agreement dated as of November 1, 1991 between
                    Franchise  Systems  Holdings,  Inc. and Ramada Franchise
                    Systems, Inc. (Incorporated by reference to HFS
                    Incorporated's  Registration Statement on Form S-1
                    (Registration  No. 33-51422), Exhibit No. 10.4)*
       10.36        Amendment to License Agreement,  Restructuring Agreement and
                    Certain Other  Restructuring  Documents dated as of November
                    1, 1991 by and among New World Development Co., Ltd., Ramada
                    International Hotels & Resorts, Inc., Ramada Inc., Franchise
                    System Holdings, Inc., HFS Incorporated and Ramada Franchise
                    Systems,   Inc.    (Incorporated   by   reference   to   HFS
                    Incorporated's    Registration   Statement   on   Form   S-1
                    (Registration No. 33-51422), Exhibit No.
                    10.5)*

Exhibit No.         Description
-----------         ------------------------------------------------------------
       10.37        Master  License  Agreement  dated July 30, 1997,  among HFS
                    Car Rental,  Inc.,  Avis Rent A Car System,  Inc. and
                    Wizard Co.  (incorporated by reference to HFS Incorporated
                    Form 10-Q for the quarter ended June 30, 1997, Exhibit
                    10.1)*
       10.38        Term Loan  Agreement,  dated as of February  9, 1999,  among
                    Cendant  Corporation,  as  Borrower , the  Lenders  referred therein,  Bank of  America  NT & SA, as  Syndication  Agent,
                    Barclays Bank, PLC, The Bank of Nova Scotia, Credit Lyonnais
                    New York  Branch,  as  CoDocumentation  Agents,  First Union
                    National Bank, and The  Industrial  Bank of Japan,  Limited,
                    New York Branch,  as Managing  Agents,  Credit  Suisse First
                    Boston, The Sumitomo Bank, Limited, New York Branch,  Banque
                    Paribas,  as  CoAgents  and The  Chase  Manhattan  Bank,  as
                    Administrative  Agent  (incorporated by reference to Cendant
                    Corporation's  Form 8-K dated  February  16,  1999 (File No.
                    110308)). *
        12          Statement Re: Computation of Consolidated  Ratio to Earnings
                    to Combined  Fixed  Charges and  Preferred  Stock  Dividends
       16.1         Letter re: change in certifying  accountant  (Incorporated by reference to the Company's  Form 8-K dated January
                    27, 1998)*
       16.2         Letter re:  change in  certifying  accountant  of a
                    significant  subsidiary  (Incorporated  by  reference to the
                    Company's Form 8-K dated May 18, 1998)*
        21          Subsidiaries of Registrant **
       23.1         Consent of Deloitte & Touche LLP related to the financial
                    statements of Cendant Corporation
       23.2         Consent of KPMG LLP relating to the financial statements of
                    PHH Corporation
        27          Financial data schedule
---------------

*    Incorporated by reference
**   Previously   included  in  the  Annual  Report  on  Form  10-K  of  Cendant
     Corporation for the year ended December 31, 1998, filed with the Securities and Exchange Commission March 29, 1999.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Reports                                                F-2
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996                                           F-4
Consolidated Balance Sheets as of December 31, 1998 and 1997                 F-5
Consolidated Statements of Shareholders' Equity for the years
  ended December 31, 1998, 1997 and 1996                                     F-7
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996                                          F-10
Notes to Consolidated Financial Statements                                  F-12

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Cendant Corporation

We have audited the consolidated balance sheets of Cendant Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We did not audit the statements of income, shareholders' equity, and cash flows of PHH Corporation (a consolidated subsidiary of Cendant Corporation) for the year ended December 31, 1996 which statements reflect net income of $87.7 million. Those statements were audited by other auditors whose reports has been furnished to us, and our opinion, insofar as it relates to the amounts included for PHH Corporation, is based solely on the report of such other auditors.

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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
May 10, 1999

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

/s/ KPMG LLP
 Baltimore, Maryland
 April 30, 1997

                      Cendant Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)


                                                                           Year Ended December 31,
                                                                ----------------------------------------------
                                                                    1998             1997              1996
                                                                -----------       ----------       -----------
Revenues
   Membership and service fees - net                            $   4,883.5       $  3,895.3       $   2,972.4
   Fleet leasing (net of depreciation and interest costs of
     $1,279.4, $1,205.2 and $1,132.4)                                  88.7             59.5              56.7
   Other                                                              114.4             97.1              34.0
                                                                  ---------        ---------         ---------
Net revenues                                                        5,086.6          4,051.9           3,063.1
                                                                  ---------        ---------         ---------
Expenses
   Operating                                                        1,721.5          1,179.4           1,042.6
   Marketing and reservation                                        1,158.5          1,031.8             909.1
   General and administrative                                         648.7            627.8             330.7
   Depreciation and amortization                                      314.0            229.0             138.5
   Other charges
     Litigation settlement                                            351.0              -                 -
     Termination of proposed acquisitions                             433.5              -                 -
     Executive terminations                                            52.5              -                 -
     Investigation-related costs                                       33.4              -                 -
     Merger-related costs and other unusual charges (credits)         (67.2)           704.1             109.4
     Financing costs                                                   35.1              -                 -
   Interest - net                                                     113.9             50.6              14.2
                                                                  ---------        ---------         ---------
Total expenses                                                      4,794.9          3,822.7           2,544.5
                                                                  ---------        ---------         ---------
Income from  continuing  operations  before  income  taxes,
  minority  interest, extraordinary gain and cumulative effect
  of accounting change                                                291.7            229.2             518.6
Provision for income taxes                                             95.4            180.1             214.1
Minority interest, net of tax                                          50.6                -                 -
                                                                  ---------        ---------         ---------
Income from continuing operations before extraordinary gain
   and cumulative effect of accounting change                         145.7             49.1             304.5
Income (loss) from discontinued operations, net of tax                (10.8)            (9.6)             25.5
Gain on sale of discontinued operations, net of tax                   404.7                -                 -
                                                                  ---------        ---------         ---------
Income before extraordinary gain and cumulative effect
   of accounting change                                               539.6             39.5             330.0
Extraordinary gain, net of tax                                            -             26.4                 -
                                                                  ---------        ---------         ---------
Income before cumulative effect of accounting change                  539.6             65.9             330.0
Cumulative effect of accounting change, net of tax                        -           (283.1)                -
                                                                  ---------        ---------         ---------
Net income (loss)                                                 $   539.6        $  (217.2)        $   330.0
                                                                  =========        =========         =========
Income (loss) per share
   Basic
     Income from continuing operations before extraordinary
       gain and cumulative effect of accounting change            $    0.17        $    0.06         $    0.40
     Income (loss) from discontinued operations                       (0.01)           (0.01)             0.04
     Gain on sale of discontinued operations                           0.48                -                 -
     Extraordinary gain                                                   -             0.03                 -
     Cumulative effect of accounting change                               -            (0.35)                -
                                                                  ---------        ---------         ---------
     Net income (loss)                                            $    0.64        $   (0.27)        $    0.44
                                                                  =========        ==========        =========
   Diluted
     Income from continuing operations before extraordinary
       gain and cumulative effect of accounting change            $    0.16        $    0.06         $    0.38
     Income (loss) from discontinued operations                       (0.01)           (0.01)             0.03
     Gain on sale of discontinued operations                           0.46                -                 -
     Extraordinary gain                                                  -              0.03                 -
     Cumulative effect of accounting change                              -             (0.35)                -
                                                                  ---------        ---------         ---------
     Net income (loss)                                            $    0.61        $   (0.27)        $    0.41
                                                                  =========        ==========        =========


See accompanying notes to consolidated financial statements.

                      Cendant Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)


                                                                                         December 31,
                                                                                ------------------------------
                                                                                    1998              1997
                                                                                ------------     -------------
Assets
Current assets
   Cash and cash equivalents                                                    $    1,007.1     $        65.3
   Receivables (net of allowance for doubtful accounts
     of $110.9 and $60.9)                                                            1,490.5           1,122.1
   Deferred membership commission costs                                                253.0             169.5
   Deferred income taxes                                                               460.6             306.9
   Other current assets                                                                898.7             632.4
   Net assets of discontinued operations                                               462.5             360.5
                                                                                ------------     -------------

Total current assets                                                                 4,572.4           2,656.7
                                                                                ------------     -------------

   Property and equipment, net                                                       1,420.3             530.9
   Franchise agreements, net                                                         1,363.2           1,079.6
   Goodwill, net                                                                     3,911.0           2,124.6
   Other intangibles, net                                                              743.5             608.6
   Other assets                                                                        679.8             597.4
                                                                                ------------     -------------

Total assets exclusive of assets under programs                                     12,690.2           7,597.8
                                                                                ------------     -------------

Assets under management and mortgage programs
   Net investment in leases and leased vehicles                                      3,801.1           3,659.1
   Relocation receivables                                                              659.1             775.3
   Mortgage loans held for sale                                                      2,416.0           1,636.3
   Mortgage servicing rights                                                           635.7             373.0
                                                                                ------------     -------------

                                                                                     7,511.9           6,443.7
                                                                                ------------     -------------

Total assets                                                                    $   20,202.1     $    14,041.5
                                                                                ============     =============



See accompanying notes to consolidated financial statements.

                      Cendant Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)



                                                                                         December 31,
                                                                                ------------------------------
                                                                                    1998              1997
                                                                                ------------     -------------
Liabilities and shareholders' equity
Current liabilities
   Accounts payable and other current liabilities                               $    1,502.6     $     1,478.3
   Deferred income                                                                   1,354.2           1,042.0
                                                                                ------------     -------------

Total current liabilities                                                            2,856.8           2,520.3
                                                                                ------------     -------------

   Deferred income                                                                     233.9             292.1
   Long-term debt                                                                    3,362.9           1,246.0
   Deferred income taxes                                                                77.4              66.2
   Other non-current liabilities                                                       125.6              97.2
                                                                                ------------     -------------

Total liabilities exclusive of liabilities under programs                            6,656.6           4,221.8
                                                                                ------------     -------------

Liabilities under management and mortgage programs
   Debt                                                                              6,896.8           5,602.6
                                                                                ------------     -------------

   Deferred income taxes                                                               341.0             295.7
                                                                                ------------     -------------

Mandatorily redeemable preferred securities issued by subsidiary                     1,472.1               -

Commitments and contingencies (Note 18)

Shareholders' equity
   Preferred stock, $.01 par value - authorized 10 million shares;
     none issued and outstanding                                                         -                 -
   Common stock, $.01 par value - authorized 2 billion shares;
     issued 860,551,783 and 838,333,800 shares                                           8.6               8.4
   Additional paid-in capital                                                        3,863.4           3,085.0
   Retained earnings                                                                 1,480.2             940.6
   Accumulated other comprehensive loss                                                (49.4)            (38.2)
   Treasury stock, at cost, 27,270,708 and 6,545,362 shares                           (467.2)            (74.4)
                                                                                ------------     -------------

Total shareholders' equity                                                           4,835.6           3,921.4
                                                                                ------------     -------------

Total liabilities and shareholders' equity                                      $   20,202.1     $    14,041.5
                                                                                ============     =============

See accompanying notes to consolidated financial statements.

                      Cendant Corporation and Subsidiaries
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (In millions)



                                                                             Accumulated
                                                Additional                      Other                            Total
                           Common Stock           Paid-in     Retained      Comprehensive      Treasury      Shareholders'
                         Shares      Amount       Capital     Earnings     Income (Loss)         Stock          Equity
                         ------     --------    ----------    ---------    --------------    --------------  --------------
Balance at
January 1, 1996           725.2     $    7.3     $1,041.9     $   905.1    $       (25.1)    $       (31.0)   $     1,898.2
Comprehensive income:
   Net income                 -            -            -         330.0                -               -
   Currency translation
     adjustment               -            -            -            -              12.2               -
   Net unrealized gain
     on marketable
     securities               -            -            -             -              6.5               -
Total comprehensive
   income                     -            -            -             -                -               -              348.7
Issuance of common
   stock                   63.3           .6      1,627.9             -                -               -            1,628.5
Exercise of stock
   options by payment
   of cash and
   common stock            14.0           .1         74.6             -                -             (25.5)            49.2
Restricted stock
   issuance                 1.4            -            -             -                -               -                -
Amortization of
   restricted stock           -            -          2.3             -                -               -                2.3
Tax benefit from
   exercise of stock
   options                    -            -         78.9             -                -               -               78.9
Cash dividends
   declared and other
   equity distributions       -            -             -        (41.3)               -               -              (41.3)
Adjustment to reflect
   change in fiscal
   years of pooled
   entities                   -            -          (.6)         (7.1)               -               -               (7.7)
Conversion of convertible
   notes                    3.8           .1         18.0             -                -               -               18.1
Purchase of common
   stock                      -            -            -             -                -             (19.2)           (19.2)
                         ------     --------     --------     ---------    --------------      ------------        ---------
Balance at
December 31, 1996         807.7     $    8.1     $2,843.0     $ 1,186.7    $        (6.4)      $     (75.7)        $3,955.7


See accompanying notes to consolidated financial statements.

                      Cendant Corporation and Subsidiaries
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
                                  (In millions)




                                                                             Accumulated
                                                Additional                      Other                            Total
                           Common Stock           Paid-in     Retained      Comprehensive      Treasury      Shareholders'
                         Shares      Amount       Capital     Earnings     Income (Loss)         Stock          Equity
                         ------     --------    ----------    ---------    --------------    --------------  --------------
Balance at
January 1, 1997           807.7     $    8.1     $2,843.0     $ 1,186.7    $        (6.4)    $    (75.7)      $  3,955.7
Comprehensive loss:
   Net loss                   -            -            -       (217.2)              -               -
   Currency translation
     adjustment               -            -            -            -             (27.6)            -
   Net unrealized loss
     on marketable
     securities               -            -            -            -              (4.2)            -
Total comprehensive
   loss                       -            -            -            -               -               -            (249.0)
Issuance of
   common stock             6.2            -         46.3            -               -               -              46.3
Exercise of stock options
   by payment of cash
   and common stock        11.4           .1        132.8            -               -            (17.8)           115.1
Restricted stock
   issuance                  .2            -            -            -               -               -                 -
Amortization of
   restricted stock           -            -         28.5            -               -               -              28.5
Tax benefit from exercise
   of stock options           -            -         93.5            -               -               -              93.5
Cash dividends declared       -            -            -         (6.6)              -               -              (6.6)
Adjustment to reflect
   change in fiscal  year
   from Cendant Merger        -            -            -        (22.3)              -               -             (22.3)
Conversion of
   convertible notes       20.2           .2        150.9            -               -               -             151.1
Purchase of
   common stock               -            -            -            -               -           (171.3)          (171.3)
Retirement of treasury
    stock                  (7.4)           -       (190.4)           -               -            190.4                -
Other                                      -        (19.6)           -               -               -             (19.6)
                         ------     --------     --------     --------     -------------     ----------      -----------
Balance at
December 31, 1997         838.3     $    8.4     $3,085.0     $   940.6    $       (38.2)    $    (74.4)     $   3,921.4


See accompanying notes to consolidated financial statements.

                      Cendant Corporation and Subsidiaries
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
                                  (In millions)




                                                                             Accumulated
                                                Additional                      Other                            Total
                           Common Stock           Paid-in     Retained      Comprehensive      Treasury      Shareholders'
                         Shares      Amount       Capital     Earnings     Income (Loss)         Stock          Equity
                         ------     --------    ----------    ---------    --------------    --------------  --------------
Balance at
January 1, 1998           838.3     $    8.4     $3,085.0     $   940.6    $       (38.2)    $    (74.4)      $ 3,921.4
Comprehensive income:
   Net income                 -            -            -         539.6                -             -
   Currency translation
     adjustment               -            -            -             -            (11.2)            -
Total comprehensive
   income                     -            -            -             -                -             -            528.4
Exercise of stock options
   by payment of cash and
   common stock            16.4           .1        168.4             -                -           ( .2)          168.3
Amortization of
   restricted stock           -            -           .7             -                -             -               .7
Tax benefit from exercise
   of stock options           -            -        147.3             -                -             -            147.3
Conversion of convertible
   notes                    5.9           .1        113.7             -                -             -            113.8
Purchase of common
   stock                      -            -            -             -                -         (257.7)         (257.7)
Mandatorily redeemable
   preferred securities
   issued by subsidiary       -            -        (65.7)            -                -             -            (65.7)
Common stock received as
    consideration in sale
    of discontinued
    operations                -            -            -             -                -         (134.9)         (134.9)
Rights issuable               -            -        350.0             -                -              -           350.0
Other                         -            -         64.0             -                -              -            64.0
                         ------     --------     --------     ---------    --------------    -----------      ----------
Balance at
December 31, 1998         860.6     $    8.6     $3,863.4     $ 1,480.2    $       (49.4)    $   (467.2)      $ 4,835.6
                         ======     ========     ========     =========    =============     ===========      ==========

See accompanying notes to consolidated financial statements.

                      Cendant Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                           Year Ended December 31,
                                                              ------------------------------------------------
                                                                   1998             1997              1996
                                                              -------------     -------------    -------------
Operating Activities
Net income (loss)                                             $       539.6     $     (217.2)    $       330.0
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities from continuing operations:
(Income) loss from discontinued operations, net of tax                 10.8              9.6             (25.5)
Gain on sale of discontinued operations, net of tax                  (404.7)             -                 -
Non cash charges:
    Litigation settlement                                             351.0              -                 -
    Extraordinary gain on sale of subsidiary, net of tax                -              (26.4)              -
    Cumulative effect of accounting change, net of tax                  -              283.1               -
    Asset impairments and termination benefits                         62.5              -                 -
    Merger-related costs and other unusual charges (credits)          (67.2)           704.1             109.4
Payments of merger-related costs and other unusual
   charge liabilities                                                (158.2)          (317.7)            (61.3)
Depreciation and amortization                                         314.0            229.0             138.5
Membership acquisition costs                                            -                -              (512.1)
Amortization of membership costs                                        -                -               492.3
Proceeds from sales of trading securities                             136.1              -                 -
Purchases of trading securities                                      (181.6)             -                 -
Deferred income taxes                                                (105.0)           (21.3)             66.6
Net change in assets and liabilities from continuing operations:
   Receivables                                                       (128.7)           (71.8)           (133.2)
   Deferred membership commission costs                               (86.8)             -                 -
   Income taxes receivable                                            (97.9)           (84.0)            (18.3)
   Accounts payable and other current liabilities                      94.3           (103.1)             25.2
   Deferred income                                                     82.3            134.0              43.9
   Other, net                                                         (49.9)           (55.9)             53.9
                                                              -------------     ------------        ----------
Net cash provided by continuing operations exclusive of
   management and mortgage programs                                   310.6            462.4             509.4
                                                              -------------     ------------        ----------
Management and mortgage programs:
   Depreciation and amortization                                    1,259.9          1,121.9           1,021.8
   Origination of mortgage loans                                  (26,571.6)       (12,216.5)        (8,292.6)
   Proceeds on sale and payments from mortgage loans
     held for sale                                                 25,791.9         11,828.5           8,219.3
                                                              -------------     ------------        ----------
                                                                      480.2            733.9             948.5
                                                              -------------     ------------        ----------
Net cash provided by operating activities of
   continuing operations                                              790.8          1,196.3           1,457.9
                                                              -------------     ------------        ----------
Investing Activities
Property and equipment additions                                     (351.1)          (151.7)            (97.6)
Proceeds from sales of marketable securities                            -              506.1              72.4
Purchases of marketable securities                                      -             (458.1)           (125.6)
Investments                                                           (24.4)          (272.5)            (12.7)
Net assets acquired (net of cash acquired) and
   acquisition-related payments                                    (2,850.5)          (551.0)         (1,608.6)
Net proceeds from sale of subsidiary                                  314.8            224.0               -
Other, net                                                            106.5           (108.7)            (56.2)
                                                              -------------     ------------        ----------
Net cash used in investing activities of continuing operations
   exclusive of management and mortgage programs                   (2,804.7)          (811.9)        (1,828.3)
                                                              -------------     ------------        ----------

See accompanying notes to consolidated financial statements.

                      Cendant Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (In millions)

                                                                           Year Ended December 31,
                                                              ------------------------------------------------
                                                                   1998             1997              1996
                                                              -------------     -------------    -------------
Management and mortgage programs:
   Investment in leases and leased vehicles                   $    (2,446.6)    $   (2,068.8)    $    (1,901.2)
   Payments received on investment in leases
      and leased vehicles                                             987.0            589.0             595.9
   Proceeds from sales and transfers of leases
      and leased vehicles to third parties                            182.7            186.4             162.8
   Equity advances on homes under management                       (6,484.1)        (6,844.5)         (4,308.0)
   Repayment on advances on homes under management                  6,624.9          6,862.6           4,348.9
   Additions to mortgage servicing rights                            (524.4)          (270.4)           (164.4)
   Proceeds from sales of mortgage servicing rights                   119.0             49.0               7.1
                                                              -------------     ------------        ----------
                                                                   (1,541.5)        (1,496.7)         (1,258.9)
                                                              -------------     ------------        ----------
Net cash used in investing activities of continuing operations     (4,346.2)        (2,308.6)         (3,087.2)
                                                              -------------     ------------        ----------
Financing Activities
Proceeds from borrowings                                            4,808.3             66.7             459.3
Principal payments on borrowings                                   (2,595.9)          (174.0)             (3.5)
Issuance of convertible debt                                              -            543.2                 -
Issuance of common stock                                              171.0            132.2           1,223.8
Purchases of common stock                                            (257.7)          (171.3)            (19.2)
Proceeds from mandatorily redeemable preferred securities
   issued by subsidiary, net                                        1,446.7                 -                -
Other, net                                                                -             (6.6)           (121.3)
                                                              -------------     ------------        ----------
Net cash provided by financing activities of continuing
   operations exclusive of management and mortgage programs         3,572.4            390.2           1,539.1
                                                              -------------     ------------        ----------
Management and mortgage programs:
   Proceeds from debt issuance or borrowings                        4,300.0          2,816.3           1,656.0
   Principal payments on borrowings                                (3,089.7)        (1,692.9)         (1,645.9)
   Net change in short-term borrowings                                (93.1)          (613.5)            231.8
                                                              -------------     ------------        ----------
                                                                    1,117.2            509.9             241.9
                                                              -------------     ------------        ----------
Net cash provided by financing activities of continuing
   operations                                                       4,689.6            900.1           1,781.0
                                                              -------------     ------------        ----------
Effect of changes in exchange rates on cash and cash
   equivalents                                                        (16.4)            15.4             (46.2)

Cash provided by (used in) discontinued operations                   (176.0)          (181.0)            113.4
                                                              -------------     ------------        ----------
Net increase (decrease) in cash and cash equivalents                  941.8           (377.8)            218.9

Cash and cash equivalents, beginning of period                         65.3            443.1             224.2
                                                              -------------     ------------        ----------
Cash and cash equivalents, end of period                      $     1,007.1     $       65.3        $    443.1
                                                              =============     ============        ==========
Supplemental Disclosure of Cash Flow Information
   Interest payments                                          $       623.6     $      374.8     $       291.7
                                                              =============     ============        ==========

   Income tax payments, net                                   $       (23.0)    $      264.5     $        89.4
                                                              =============     ============        ==========

See accompanying notes to consolidated financial statements.

                      Cendant Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Background

       Cendant Corporation, together with its subsidiaries (the "Company"), is one of the foremost consumer and business services companies in the world. The Company was created through the merger (the "Cendant Merger") of HFS Incorporated ("HFS") and CUC International Inc. ("CUC") in December 1997, which was accounted for as a pooling of interests. Prior to the Cendant Merger, both HFS and CUC had grown significantly through mergers and acquisitions accounted for under both the pooling of interests method (the most significant being the merger of HFS with PHH Corporation ("PHH") in April 1997 (the "PHH Merger")) and purchase method of accounting (See Note 4). The accompanying consolidated financial statements and notes hereto are presented as if all mergers and acquisitions accounted for as poolings of interests have operated as one entity since inception. The accompanying consolidated financial statements and footnotes for the years ended December 31, 1998, 1997 and 1996 set forth herein have been amended to reflect the reclassification of Entertainment Publications, Inc., a Company subsidiary, as a discontinued operation (see Note 5). Accordingly, the restated consolidated financial statements presented herein are the Company's primary historical financial statements for the periods presented.

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

       Property and Equipment
       Property and equipment is stated at cost less accumulate depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed by the straight-line method over the estimated useful lives of the related assets or the lease term, if shorter.

       Franchise Agreements
       Franchise agreements are recorded at their acquired fair values and are amortized on a straight-line basis over the estimated periods to be benefited, ranging from 12 to 40 years. At December 31, 1998 and 1997, accumulated amortization amounted to $169.1 million and $126.4 million, respectively.

       Goodwill
       Goodwill, which represents the excess of cost over fair value of net assets acquired, is amortized on a straight-line basis over the estimated useful lives, substantially ranging from 25 to 40 years. At December 31, 1998 and 1997, accumulated amortization amounted to $244.0 million and $173.6 million, respectively.

       Asset Impairments
       The Company periodically evaluates the recoverability of its investments, intangible assets and long-lived assets, comparing the respective carrying values to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business. The recoverability of goodwill and franchise agreements is evaluated on a separate basis for each acquisition and franchise brand, respectively.

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

       Mortgage. Loan origination fees, commitment fees paid in connection with the sale of loans, and direct loan origination costs associated with loans is deferred until such loans are sold. Mortgage loans are recorded at the lower of cost or market value on an aggregate basis. Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. See Note 11 -- Mortgage Loans Held For Sale.

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

       Translation of Foreign Currencies
       Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect as of the balance sheet dates. Equity accounts are translated at historical exchange rates and revenues, expenses and cash flows are translated at the average exchange rates for the periods presented. Translation gains and losses are included as a component of comprehensive income (loss) in the consolidated statements of shareholders' equity.
                                      F-15

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

3.     Earnings Per Share

       Basic earnings per share ("EPS") are computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock, including the assumed exercise of stock options using the treasury method and convertible debt. At December 31, 1998, 38.0 million stock options outstanding with a weighted average exercise price of $29.58 per option were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock. In addition, at December 31, 1998, the Company's 3% Convertible Subordinated Notes, convertible into 18.0 million shares of Company common stock were antidilutive and, therefore, excluded from the computation of diluted EPS. Basic and diluted EPS from continuing operations is calculated as follows:


                                                                          Year Ended December 31,
                                                                ----------------------------------------
(In millions, except per share amounts)                           1998             1997           1996
                                                                -----------     ---------      ---------
       Income from continuing operations before extraordinary
         gain and cumulative effect of accounting change        $     145.7     $    49.1      $    304.5
       Convertible debt interest - net of tax                             -            -              5.8
                                                                -----------     ---------      ----------
       Income from continuing operations before extraordinary
          gain and cumulative effect of accounting change, as
          adjusted                                              $     145.7     $    49.1      $    310.3
                                                                ===========     =========      ==========
       Weighted average shares
         Basic                                                        848.4         811.2           757.4
         Potential dilution of common stock:
          Stock options                                                32.0          40.5            40.1
          Convertible debt                                                -            -             24.1
                                                                -----------     ---------      ----------
         Diluted                                                      880.4         851.7           821.6
                                                                ===========     =========      ==========
       EPS - continuing operations before extraordinary gain
          and cumulative effect of accounting change
         Basic                                                  $      0.17     $    0.06      $    0.40
                                                                ===========     =========      ==========
         Diluted                                                $      0.17     $    0.06      $    0.38
                                                                ===========     =========      ==========

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

       The following tables present information about the Company's acquisitions consummated and other acquisition-related payments made during each of the years in the three-year period ended December 31, 1998.


                                                                           1998
                                            ------------------------------------------------------------------
                                                                                   Jackson
       (In millions)                              NPC             Harpur            Hewitt             Other
                                            -------------     -------------     ------------     -------------
       Cash paid                            $     1,637.7     $       206.1     $      476.3     $       562.3
       Fair value of identifiable net
        assets acquired (1)                         590.2              51.3             99.2             216.8
                                            -------------     -------------     ------------     -------------

       Goodwill                             $     1,047.5     $       154.8     $      377.1     $       345.5
                                            =============     =============     ============     =============

       Goodwill benefit period (years)                 40                40               40          25 to 40
                                            =============     =============     ============     =============


                                                                              1996
                                                          ----------------------------------------------------
       (In millions)                                                                 Coldwell
                                              1997           RCI         Avis         Banker           Other
                                          -----------     --------     --------     -----------    -----------
       Cash paid                          $     244.9     $  412.1     $  367.2     $     745.0    $     224.0
       Common stock issued                       21.6         75.0        338.4              -            52.5
       Notes issued                                 -            -        100.9              -             5.0
                                          -----------     --------     --------     -----------    -----------
       Total consideration                      266.5        487.1        806.5           745.0          281.5
       Fair value of identifiable net
        assets acquired (1)                     111.1          9.4        472.5           393.2           42.8
                                          -----------     --------     --------     -----------    -----------
       Goodwill                           $     155.4     $  477.7     $  334.0     $     351.8    $     238.7
                                          ===========     ========     ========     ===========    ===========

       Goodwill benefit period (years)       25 to 40           40          40              40        25 to 40
                                          ===========     ========     ========     ===========    ===========
       Number of shares issued as
        consideration                             0.9          2.4         11.1              -             2.5
                                          ===========     ========     ========     ===========    ===========

       ---------------
       (1) Cash acquired in connection with  acquisitions  during 1998, 1997 and
           1996  was  $57.5   million,   $1.7  million,   and  $135.0   million,
           respectively.

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

       Other 1998 Acquisitions and Acquisition-Related Payments. The Company acquired certain other entities for an aggregate purchase price of approximately $462.3 million in cash during the year ended December 31, 1998. Additionally, the Company made a $100.0 million cash payment to the seller of Resort Condominiums

       International, Inc. ("RCI") in satisfaction of a contingent purchase liability, which was accounted for as additional goodwill.

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

                                                                                    Year Ended December 31,
                                                                                ----------------------------
       (In millions, except per share amounts)                                      1998             1997
                                                                                ------------     -----------
       Net revenues                                                             $    5,288.1     $   4,649.3
       Income from continuing operations
         before extraordinary gain and
         cumulative effect of accounting change                                        143.1            40.5
       Net income (loss) (1)                                                           537.0          (225.8)(2)

       Per share information:
       Basic
         Income from continuing operations
           before extraordinary gain and
           cumulative effect of accounting change                               $       0.17     $      0.05
         Net income (loss) (1)                                                  $       0.63     $     (0.28)
         Weighted average shares                                                       848.4           811.2
       Diluted
         Income from continuing operations
            before extraordinary gain and
           cumulative effect of accounting change                               $        0.16    $      0.05
         Net income (loss)  (1)                                                 $        0.61    $     (0.28)
         Weighted average shares                                                        880.4          851.7

       --------------
(1) Includes gain on sale of discontinued operations, net of tax, of $404.7 million ($0.46 per diluted share) in 1998 and loss from discontinued operations, net of tax, of $10.8 million ($0.01 per diluted share) and $9.6 million ($0.01 per diluted share), in 1998 and 1997, respectively.
(2) Includes an extraordinary gain, net of tax, of $26.4 million ($0.03 per diluted share) and the cumulative effect of a change in accounting, net of tax, of $283.1 million ($0.35 per diluted share).

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

       Avis, Inc.   In October 1996, the Company completed the acquisition of
       all of the outstanding capital stock of Avis, Inc. ("Avis"), including payments under certain employee stock plans of Avis and the redemption of certain series of preferred stock of Avis for an aggregate $806.5 million. Subsequently, the Company made contingent cash payments of $26.0 million in 1996 and $60.8 million in 1997. The contingent payments made in 1997 represented the incremental amount of value attributable to Company common stock as of the stock purchase agreement date in excess of the proceeds realized upon the subsequent sale of such Company common stock. See Note 23-Related Party Transactions-Avis-for a discussion of the Company's executed business plan regarding Avis.

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

5.      Discontinued Operations

       On April 21, 1999, the Company announced that its Board of Directors approved management's plan to pursue the sale of the Company's Entertainment Publications, Inc. ("EPub") business segment, a wholly owned subsidiary of the Company, and has engaged Veronis, Suhler & Associates, Inc. to manage the sale process. EPub sells discount programs to schools, community groups and other organizations, which typically offer the discount programs to individuals in the form of local discount coupon books, gift wrap and other seasonal items. EPub solicits restaurants, hotels, theaters, sporting events, retailers and other businesses which agree to offer services and/or merchandise at discount prices.

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

       On January 12, 1999, the Company completed the sale of CDS for $800.0 million in cash plus potential future contingent cash payments pursuant to the contract. The Company realized a gain of approximately $390.5 million based upon the finalization of the closing balance sheet at the sale date. The Company recognized $197.8 million of such gain in 1998 substantially in the form of a tax benefit and corresponding deferred tax asset. The Company recognized this deferred tax asset upon executing the definitive agreement to sell CDS, which was when it became apparent to the Company that the deferred tax asset would be realized. The recognized gain is included in the gain on sale of discontinued operations in the consolidated statements of operations.

       Summarized financial data of discontinued operations are as follows:

       Statement of Operations Data:

                                                                                   EPub
                                                                ------------------------------------------
     (In millions)                                                      Year Ended December 31,
                                                                ------------------------------------------
                                                                    1998           1997           1996
                                                                -----------     ----------     -----------
       Net revenues                                             $     197.2     $    188.1     $     174.6
                                                                -----------     ----------     -----------

       Income before income taxes                                      23.3           28.1            14.9
       Provision for income taxes                                       9.1           10.9             6.1
                                                                -----------     ----------     -----------
       Net income                                               $      14.2     $     17.2     $       8.8
                                                                ===========     ==========     ===========

                                                                                    CDS
                                                                ------------------------------------------
                                                                          Year Ended December 31,
                                                                ------------------------------------------
                                                                    1998           1997           1996
                                                                -----------     ----------     -----------
       Net revenues                                             $     345.8     $    433.7     $     384.5
                                                                -----------     ----------     -----------

       Income (loss) before income taxes                              (57.3)          (5.9)           42.0
       Provision for (benefit from) income taxes                      (22.9)           2.4            27.3
                                                                -----------     ----------     -----------
       Net income (loss)                                        $     (34.4)    $     (8.3)    $      14.7
                                                                ===========     ==========     ===========


                                                                          Classified Advertising
                                                                ------------------------------------------
                                                                          Year Ended December 31,
                                                                ------------------------------------------
                                                                    1998           1997           1996
                                                                -----------     ----------     -----------
       Net revenues                                             $     202.4     $    208.5     $     126.4
                                                                -----------     ----------     -----------
       Income (loss) before income taxes
         and extraordinary loss                                        16.9           (4.5)            3.7
       Provision for (benefit from) income taxes                        7.5           (1.2)            1.7
       Extraordinary loss from early extinguishment of
         debt, net of a $4.9 million tax benefit                          -          (15.2)              -
                                                                -----------     ----------     -----------
       Net income (loss)                                        $       9.4     $    (18.5)    $       2.0
                                                                ===========     ==========     ===========

       The Company allocated $19.9 million and $5.0 million of interest expense to discontinued operations for the years ended December 31, 1998 and 1997, respectively. Such interest expense represents the cost of funds associated with businesses acquired by the discontinued business segments at an interest rate consistent with the Company's consolidated effective borrowing rate.

       Balance Sheet Data:

                                                                                                              Classified
                                                        EPub                           CDS                    Advertising
                                               --------------------------    ----------------------           ------------
                                                     December 31,                 December 31,                December 31,
       (In millions)                              1998           1997            1998         1997                1997
                                               ----------     -----------    ----------   ---------           ------------
       Current assets                          $     63.3     $      64.3    $    284.9   $    209.1          $    58.6
       Goodwill                                      12.1            23.6         105.7         42.2              181.5
       Other assets                                  27.9            31.2          88.2         49.2               33.2
       Total liabilities                            (14.4)          (31.9)       (105.2)      (127.0)            (173.5)
                                               ----------     -----------    ----------   ----------          ----------
       Net assets of discontinued operations   $     88.9     $      87.2    $    373.6   $    173.5          $    99.8
                                               ==========     ===========    ==========   ==========          ==========

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

     The terms of the New PRIDES will be the same as the original PRIDES except that the conversion rate will be revised so that, at the time the Rights are distributed, each New PRIDES will have a value equal to $17.57 more than each original PRIDES, or, in the aggregate, approximately $351.0 million. Accordingly, the Company recorded a non-cash charge of $351.0 million in the fourth quarter of 1998 with an increase in additional paid-in capital and accrued liabilities of $350.0 million and $1.0 million, respectively, based on the prospective issuance of the Rights. The agreement also requires the Company to offer to sell four million additional PRIDES (having identical terms to currently outstanding PRIDES) to holders of Rights for cash, at a value which will be based on the valuation model that was utilized to set the conversion rate of the New PRIDES. Based on that valuation model, the currently outstanding PRIDES have a theoretical value of $28.07 based on the closing price of the Company's common stock of $16.6875 on March 17, 1999. The offering of additional PRIDES will be made only pursuant to a prospectus filed with the SEC. The Company currently expects to use the proceeds of such an offering to repurchase our common stock and for other general corporate purposes. The arrangement to offer additional PRIDES is designed to enhance the trading value of the Rights by removing up to six million Rights from circulation via exchanges associated with the offering and to enhance the open market liquidity of New PRIDES by creating four million New PRIDES via exchanges associated with the offering. If holders of Rights do not acquire all such PRIDES, they will be offered to the public. Under the settlement agreement, the Company also agreed to file a shelf registration statement for an additional 15 million PRIDES, which could be issued by the Company at any time for cash. However, during the last 30 days prior to the expiration of the Rights in February 2001, the Company will be required to make these additional PRIDES available to holders of Rights at a price in cash equal to 105% of the theoretical value of the additional PRIDES as of a specified date. The PRIDES, if issued, would have the same terms as the currently outstanding PRIDES and could be used to exercise Rights. Based on a market price of $16.6875, the closing price per share of the Company's common stock on March 17, 1999, the effect of the issuance of the New PRIDES will be to distribute approximately 19 million more shares of Company common stock when the mandatory purchase of Company common stock associated with the PRIDES occurs in February 2001. This represents approximately 2% more shares of Company common stock than are currently outstanding. The Rights will be distributed following final court approval of the settlement and after the effectiveness of the registration statement filed with the SEC covering the New PRIDES. It is presently expected that if the court approves the settlement and such conditions are fulfilled, the Rights will be distributed in August or September 1999. This summary of the settlement does not constitute an offer to sell any securities, which will only be made by means of a prospectus after a registration statement is filed with the SEC. There can be no assurance that the court will approve the agreement or that the conditions contained in the agreement will be fulfilled.

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

     Financing Costs
     In connection with the Company's discovery and announcement of accounting irregularities on April 15, 1998 and the corresponding lack of audited financial statements, the Company was temporarily prohibited from accessing public debt markets. As a result, the Company paid $27.9 million in fees associated with waivers and various financing arrangements. Additionally, during 1998, the Company exercised its option to redeem its 4-3/4% Convertible Senior Notes (the "4 3/4% Notes") (see Note 13 -- Long-Term Debt -- 43/4% Convertible Senior Notes). At such time, the Company anticipated that all holders of the 4-3/4% Notes would elect to convert the 4 3/4% Notes to Company common stock. However, at the time of redemption, holders of the 4 3/4% Notes elected not to convert the 4-3/4% Notes to Company common stock and as a result, the Company redeemed such notes at a premium. Accordingly, the Company recorded a $7.2 million loss on early extinguishment of debt.

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



                               Net 1997                  Balance at                 1998 Activity           Balance at
                                Unusual       1997      December 31,        Cash      Non                   December 31,
     (In millions)              Charges    Reductions        1997        Payments    Cash    Adjustments         1998
                              ---------   -----------   ------------    ---------   ------   -----------    -----------
     Professional fees        $  123.3    $   (72.6)    $     50.7      $  (38.2)   $  -     $    (10.9)    $       1.6
     Personnel related           324.8       (156.3)         168.5         (75.3)      -          (23.0)           70.2
     Business terminations       133.9       (130.0)           3.9          (1.2)      6.1         (7.1)            1.7
     Facility related and
      other                      156.0       (105.6)          50.4         (15.7)      2.1        (26.7)           10.1
                              --------    ----------    ----------      ---------   ------   -----------    -----------
     Total Unusual Charges    $  738.0    $  (464.5)    $    273.5      $ (130.4)   $  8.2   $    (67.7)    $      83.6

     Reclassification for
      discontinued operations    (33.9)        33.9              -           -         -            -               -
                              --------    ----------    ----------      ---------   ------   -----------    -----------
     Total Unusual Charges
      related to continuing
      operations              $  704.1    $   430.6     $    273.5      $ (130.4)   $  8.2   $    (67.7)    $      83.6
                              ========    =========     ==========      =========   ======   ===========    ===========

                               Net 1997                  Balance at                 1998 Activity           Balance at
                                Unusual       1997      December 31,        Cash      Non                   December 31,
     (In millions)              Charges    Reductions        1997        Payments    Cash    Adjustments         1998
                              ---------   -----------   ------------    ---------   ------   -----------    -----------
     Fourth Quarter 1997
       Charge                 $  454.9    $  (257.5)    $    197.4      $ (102.6)   $  0.5   $    (28.1)    $      67.2
     Second Quarter 1997
       Charge                    283.1       (207.0)          76.1         (27.8)      7.7        (39.6)           16.4
                              --------    ----------    ----------      ---------   ------   -----------    -----------
     Total Unusual Charges    $  738.0    $  (464.5)    $    273.5      $ (130.4)   $  8.2   $    (67.7)    $      83.6

     Reclassification for
       discontinued operations   (33.9)        33.9            -             -         -            -                 -
                              --------    ----------    ----------      ---------   ------   -----------    -----------
     Total Unusual Charges
       related to continuing
       operations             $  704.1    $  (430.6)    $    273.5      $  (130.4)  $  8.2   $     (67.7)   $      83.6
                              ========    =========     ==========      =========   ======   ===========    ===========

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

Second Quarter 1997 Charge. The Company incurred $295.4 million of Unusual Charges in the second quarter of 1997 primarily associated with the PHH Merger. During the fourth quarter of 1997, as a result of changes in estimates, the Company adjusted certain merger-related liabilities, which resulted in a $12.3 million credit to Unusual Charges. Reorganization plans were formulated in connection with the PHH Merger and were implemented upon consummation. The PHH Merger afforded the combined company, at such time, an opportunity to rationalize its combined corporate, real estate and travel related businesses, and enabled the corresponding support and service functions to gain organizational efficiencies and maximize profits. Management initiated a plan just prior to the PHH Merger to close hotel reservation call centers, combine travel agency operations and continue the downsizing of fleet operations by reducing headcount and eliminating unprofitable products. In addition, management initiated plans to integrate its relocation, real estate franchise and mortgage origination businesses to capture additional revenue through the referral of one business unit's customers to another. Management also formalized a plan to centralize the management and headquarters functions of the world's largest, second largest and other company-owned corporate relocation business unit subsidiaries. Such initiatives resulted in write-offs of abandoned systems and leasehold assets commencing in the second quarter 1997. The aforementioned reorganization plans provided for 560 job reductions, which included the elimination of PHH Corporate functions and facilities in Hunt Valley, Maryland.

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


                                      1996                              Balance at                            Balance at
                                     Unusual              1997         December 31,            1998          December 31,
     (In millions)                   Charges        Reductions             1997             Reductions           1998
                                 -----------       -----------       --------------          ------------   -------------
     Professional fees           $      27.5       $    (27.5)       $         -          $       -         $         -
     Personnel related                   7.5             (7.5)                 -                  -                   -
     Facility related                   12.4            (10.4)               2.0                (2.0)                 -
     Litigation related                 80.4            (14.4)              66.0               (25.0)               41.0
     Other                               6.5             (6.2)                .3                (0.3)                 -
                                 -----------       ----------        -----------          ----------        ------------
     Total Unusual Charges             134.3            (66.0)              68.3               (27.3)               41.0
     Reclassification for
       discontinued operations         (24.9)            24.9                  -                  -                   -
                                 -----------       ----------        -----------          ----------        ------------
     Total Unusual Charges
       related to continuing
       operations                $     109.4       $    (41.1)       $      68.3          $    (27.3)       $       41.0
                                 ===========       ==========        ===========          ==========        ============

Costs associated with the discontinued operations were comprised primarily of professional fees incurred in connection with the Company's mergers with consumer software businesses. Costs associated with the Company's merger with Ideon were non-recurring and included transaction and exit costs as well as a provision relating to certain litigation matters giving consideration to the Company's intended approach to these matters. The Company has since settled all outstanding litigation matters. The remaining $41.0 million of litigation-related liabilities at December 31, 1998 consists of the present value of settlement payments to be made in annual installments to the co-founder of SafeCard Services, Inc. 1998 reductions include $27.8 million of cash payments and a $0.5 million charge to Unusual Charges as a result of a change in the original estimate of costs to be incurred.

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

7.   Property and Equipment - net

     Property and equipment - net consisted of:

                                                                Estimated
                                                              Useful Lives               December 31,
     (In millions)                                               in Years           1998              1997
                                                              -----------       ------------     -------------
     Land                                                          -            $      153.3     $         8.4
     Building and leasehold improvements                         5 - 50                749.2             214.8
     Furniture, fixtures and equipment                           3 - 10                984.1             609.2
                                                                                ------------     -------------
                                                                                     1,886.6             832.4
       Less accumulated depreciation and amortization                                  466.3             301.5
                                                                                ------------     -------------
                                                                                $    1,420.3     $       530.9
                                                                                ============     =============

8.     Other Intangibles - net

       Other intangibles - net consisted of:

                                                                Estimated
                                                              Benefit Periods            December 31,
       (In millions)                                             in Years           1998              1997
                                                              ---------------   ------------     -------------
       Avis trademark                                                  40       $      402.0     $       402.0
       Other trademarks                                                40              170.9              72.5
       Customer lists                                                3-10              162.7             116.8
       Other                                                         2-16              102.4              88.5
                                                                                ------------     -------------
                                                                                       838.0             679.8
       Less accumulated amortization                                                    94.5              71.2
                                                                                ------------     -------------
                                                                                $      743.5     $       608.6
                                                                                ============     =============

       Other intangibles are recorded at their estimated fair values at the dates acquired and are amortized on a straight-line basis over the periods to be benefited.

9.     Accounts Payable and Other Current Liabilities

       Accounts payable and other current liabilities consisted of:

                                                                                         December 31,
                                                                                ------------------------------
    (In millions)                                                                    1998              1997
                                                                                ------------     -------------
       Accounts payable                                                         $      453.9     $       479.5
       Merger and acquisition obligations                                              152.7             359.0
       Accrued payroll and related                                                     199.7             187.3
       Advances from relocation clients                                                 59.5              57.2
       Other                                                                           636.8             395.3
                                                                                ------------     -------------
                                                                                $    1,502.6     $     1,478.3
                                                                                ============     =============

10.    Net  Investment  in  Leases  and  Leased Vehicles

       Net investment in leases and leased vehicles consisted of:
                                                                                         December 31,
                                                                                ------------------------------
    (In millions)                                                                    1998              1997
                                                                                ------------     -------------
      Vehicles under open-end operating leases                                  $    2,725.6     $     2,640.1
       Vehicles under closed-end operating leases                                      822.1             577.2
       Direct financing leases                                                         252.4             440.8
       Accrued interest on leases                                                        1.0               1.0
                                                                                ------------     -------------
                                                                                $    3,801.1     $     3,659.1
                                                                                ============     =============

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

       Gross leasing revenues, which are included in fleet leasing in the consolidated statements of operations, consist of:

                                                                          Year Ended December 31,
                                                                ------------------------------------------
       (In millions)                                                1998           1997           1996
                                                                -----------     ----------     -----------
       Operating leases                                         $   1,330.3     $  1,222.9     $   1,145.8
       Direct financing leases, primarily interest                     37.8           41.8            43.3
                                                                -----------     ----------     -----------
                                                                $   1,368.1     $  1,264.7     $   1,189.1
                                                                ===========     ==========     ===========

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

12.    Mortgage Servicing Rights

       Capitalized mortgage servicing rights ("MSRs") activity was as follows:


       (In millions)                                                MSRs         Allowance           Total
                                                                -----------     -----------    -----------
       Balance, January 1, 1996                                 $     192.8     $     (1.4)    $     191.4
       Less:  PHH activity for January 1996
         to reflect change in PHH fiscal year                         (14.0)            .2           (13.8)
       Additions to MSRs                                              164.4              -           164.4
       Amortization                                                   (51.8)             -           (51.8)
       Write-down/provision                                               -             .6              .6
       Sales                                                           (1.9)             -            (1.9)
                                                                -----------     ----------     -----------

       Balance, December 31, 1996                                     289.5            (.6)          288.9
       Additions to MSRs                                              251.8              -           251.8
       Amortization                                                   (95.6)             -           (95.6)
       Write-down/provision                                               -           (4.1)           (4.1)
       Sales                                                          (33.1)             -           (33.1)
       Deferred hedge, net                                             18.6              -            18.6
       Reclassification of mortgage-related securities                (53.5)             -           (53.5)
                                                                -----------     ----------     -----------

       Balance, December 31, 1997                                     377.7           (4.7)          373.0
       Additions to MSRs                                              475.2              -           475.2
       Additions to hedge                                              49.2              -            49.2
       Amortization                                                   (82.5)             -           (82.5)
       Write-down/provision                                             -              4.7             4.7
       Sales                                                          (99.1)             -           (99.1)
       Deferred hedge, net                                            (84.8)             -           (84.8)
                                                                -----------     ----------     -----------
       Balance, December 31, 1998                               $     635.7     $        -     $     635.7
                                                                ===========     ==========     ===========

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

13.    Long-Term Debt

       Long-term debt consisted of:
                                                             December 31,
                                                   -----------------------------
       (In millions)                                    1998              1997
                                                   ------------     ------------
       Term Loan Facility                          $    1,250.0     $         -
       Revolving Credit Facilities                         -               276.0
       7 1/2% Senior Notes                                399.7               -
       7 3/4% Senior Notes                              1,148.0               -
       3% Convertible Subordinated Notes                  545.4            543.2
       5 7/8% Senior Notes                                 -               149.9
       4 3/4% Convertible Senior Notes                     -               240.0
       Other                                               24.9             39.2
                                                   ------------     ------------
                                                        3,368.0          1,248.3
       Less current portion                                 5.1              2.3
                                                   ------------     ------------
                                                   $    3,362.9     $    1,246.0
                                                   ============     ============

       Term Loan Facilities
       On May 29, 1998, the Company entered into a 364 day term loan agreement with a syndicate of financial institutions which provided for borrowings of $3.25 billion (the "Term Loan Facility"). The Term Loan Facility, as amended, incurred interest based on the London Interbank Offered Rate ("LIBOR") a margin of approximately 87.5 basis points. The weighted average interest rate on the Term Loan Facility was 6.2% at December 31, 1998.

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

       Credit Facilities
       The Company's primary credit facility, as amended, consists of (i) a $750.0 million, five year revolving credit facility (the "Five Year Revolving Credit Facility") and (ii) a $1.0 billion, 364 day revolving credit facility (the "364 Day Revolving Credit Facility") (collectively the "Revolving Credit Facilities"). The 364-Day Revolving Credit Facility will mature on October 29, 1999 but may be renewed on an annual basis for an additional 364 days upon receiving lender approval. The Five Year Revolving Credit Facility will mature on October 1, 2001. Borrowings under the Revolving Credit Facilities, at the option of the Company, bear interest based on competitive bids of lenders participating in the facilities, at prime rates or at LIBOR, plus a margin of approximately 75 basis points. The Company is required to pay a per annum facility fee of .175% and .15% of the average daily unused commitments under the Five Year Revolving Credit Facility and 364 Day Revolving Credit Facility, respectively. The interest rates and facility fees are subject to change based upon credit ratings on the Company's senior unsecured long-term debt by nationally recognized debt rating agencies. Letters of credit of $45.0 million were outstanding under the Five-Year Revolving Credit Facility at December 31, 1998. The Revolving Credit Facilities contain certain restrictive covenants including restrictions on indebtedness, mergers, liquidations and sale and leaseback transactions and requires the maintenance of certain financial ratios, including a 3:1 minimum interest coverage ratio and a 0.5:1 maximum debt-to-capitalization ratio.

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

       4 3/4% Convertible Senior Notes
       In February 1996, the Company completed a public offering of $240.0 million unsecured 4 3/4% Convertible Senior Notes due 2003, which were convertible at the option of the holder at any time prior to maturity into 36.030 shares of Company common stock per $1,000 principal amount of the 4 3/4% Notes, representing a conversion price of $27.76 per share. On May 4, 1998, the Company redeemed all of the outstanding ($144.5 million principal amount) 4 3/4% Notes at a price of 103.393% of the principal amount, together with interest accrued to the redemption date (see Note 6 -Other Charges -- Financing Costs). Prior to the redemption date, during 1998, holders of such notes exchanged $95.5 million of the 4 3/4% Notes for 3.4 million shares of Company common stock.

       Debt Maturities

       Aggregate maturities of debt for each of the next five years commencing in 1999 are as follows:

       (In millions)
       Year                                                           Amount
       ----------                                                   ------------
       1999                                                         $       5.1
       2000                                                               403.3
       2001                                                             1,250.3
       2002                                                               545.4
       2003                                                             1,148.0
       Thereafter                                                          15.9
                                                                    -----------
                                                                    $   3,368.0
                                                                    ===========

14.    Liabilities under Management and Mortgage Programs

       Borrowings  to  fund  assets  under  management  and  mortgage   programs
       consisted of:


                                                             December 31,
                                                 -------------------------------
       (In millions)                                   1998              1997
                                                 ------------     --------------
       Commercial paper                          $    2,484.4     $     2,577.5
       Medium-term notes                              2,337.9           2,747.8
       Securitized obligations                        1,901.5               -
       Other                                            173.0             277.3
                                                 ------------     --------------
                                                 $    6,896.8     $     5,602.6
                                                 ============     ==============

       Commercial Paper
       Commercial paper, which matures within 180 days, is supported by committed revolving credit agreements described below and short-term lines of credit. The weighted average interest rates on the Company's outstanding commercial paper were 6.1% and 5.9% at December 31, 1998 and 1997, respectively.

       Medium-Term Notes
       Medium-term notes of $2.3 billion primarily represent unsecured loans, which mature through 2002. The weighted average interest rates on such medium-term notes were 5.6% and 5.9% at December 31, 1998 and 1997, respectively.

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

       (In millions)                           Assets under Management           Liabilities under Management
       Years                                    and Mortgage Programs              and Mortgage Programs (1)
       --------------                          -----------------------           ----------------------------
       1999                                          $     4,882.0                      $     4,451.7
       2000                                                1,355.9                            1,342.2
       2001                                                  668.6                              659.0
       2002                                                  289.0                              263.1
       2003                                                  168.3                              142.0
       2004-2008                                             148.1                               38.8
                                                     -------------                      -------------
                                                     $     7,511.9                      $     6,896.8
                                                     =============                      =============

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

       The following table summarizes the maturity and weighted average rates of the Company's interest rate swaps.


       1998
                                   Notional       Weighted Average       Weighted Average            Swap
       (Dollars in millions)       Amount           Receive Rate             Pay Rate            Maturities
                                 -------------    ----------------       ----------------      -------------
       Commercial paper          $       355.2             4.92%                  5.84%            1999-2006
       Medium-term notes                 931.0             5.27%                  5.04%            1999-2000
       Canada commercial paper            89.8             5.52%                  5.27%            1999-2002
       Sterling liabilities              662.3             6.26%                  6.62%            1999-2002
       Deutsche mark liabilities          31.9             3.24%                  4.28%            1999-2001
                                 -------------
                                 $     2,070.2
                                 =============

       1997
                                  Notional       Weighted Average       Weighted Average            Swap
       (Dollars in millions)       Amount           Receive Rate             Pay Rate            Maturities
                                 -------------    ----------------       ----------------      -------------
       Commercial paper          $       355.7             5.68%                  6.26%            1999-2004
       Medium-term notes               1,551.0             5.93%                  5.73%            1999-2000
       Canada commercial paper           142.8             4.93%                  4.95%            1999-2002
       Sterling liabilities              491.5             7.21%                  7.69%            1999-2002
       Deutsche mark liabilities           9.1             3.76%                  5.34%            1999-2001
                                 -------------
                                 $     2,550.1
                                 =============

       ---------------
       (1) The projected repayments of liabilities under management and mortgage programs are different than required by contractual maturities.

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

The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                                      1998                                   1997
                                    -----------------------------------    ------------------------------------
                                    Notional/                 Estimated     Notional/                 Estimated
                                    Contract     Carrying     Fair         Contract      Carrying       Fair
     (In millions)                   Amount       Amount        Value        Amount       Amount        Value
                                    ---------    --------     ---------    ----------   ---------    ----------
     Assets
         Marketable securities      $    -       $  220.8     $   220.8    $     -      $    65.2    $    65.2
         Investment in mortgage
           securities                    -           46.2          46.2          -           48.0         48.0
     ---------------------------------------------------------------------------------------------------------
     Assets under management and
     mortgage programs
       Relocation receivables            -          659.1         659.1          -          775.3        775.3
       Mortgage loans held for sale      -        2,416.0       2,462.7          -        1,636.3      1,668.1
       Mortgage servicing rights         -          635.7         787.7          -          373.0        394.6
     ---------------------------------------------------------------------------------------------------------
     Long-term debt                      -        3,362.9       3,351.1          -        1,246.0      1,468.3
     ---------------------------------------------------------------------------------------------------------
     Off balance sheet derivatives
     relating to long-term debt
       Foreign exchange forwards         1.1          -             -            5.5          -            -
     Other off balance sheet derivatives
       Foreign exchange forwards        47.6          -             -          102.7          -            -
     ---------------------------------------------------------------------------------------------------------
     Liabilities under management
     and mortgage programs
       Debt                              -        6,896.8       6,895.0          -        5,602.6      5,604.2
     ---------------------------------------------------------------------------------------------------------
     Mandatorily redeemable preferred
     securities issued by subsidiary     -        1,472.1       1,333.2          -            -            -
     ---------------------------------------------------------------------------------------------------------
     Off balance sheet derivatives
     relating to liabilities under
     management and mortgage
     programs
       Interest rate swaps           2,070.2          -             -        2,550.1          -            -
        in a gain position               -            -             7.8          -            -            5.6
        in a loss position               -            -           (11.5)         -            -           (3.9)
       Foreign exchange forwards       349.3          -             0.1        409.8          -            2.5
     ---------------------------------------------------------------------------------------------------------
     Mortgage-related positions
       Forward delivery
         commitments (a)             5,057.0          2.9          (3.5)     2,582.5         19.4        (16.2)
       Option contracts to sell (a)    700.8          8.5           3.7        290.0           .5          -
       Option contracts to buy (a)     948.0          5.0           1.0        705.0          1.1          4.4
       Commitments to fund
        mortgages                    3,154.6          -            35.0      1,861.7          -           19.7
       Constant maturity treasury
         floors (b)                  3,670.0         43.8          84.0        825.0         12.5         17.1
       Interest rate swaps (b)         775.0                                   175.0
        in a gain position               -            -            34.6          -            -            1.3
        in a loss position               -            -            (1.2)         -            -            -
       Treasury futures (b)            151.0          -            (0.7)       331.5          -            4.8
       Principal only swaps (b)         66.3          -             3.1          -            -            -

       ----------------
      (a)Carrying amounts and gains (losses) on these mortgage-related positions are already included in the determination of respective carrying amounts and fair values of mortgage loans held for sale. Forward delivery commitments are used to manage price risk on sale of all mortgage loans to end investors including loans held by an unaffiliated buyer as described in Note 11.

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

18.    Commitments and Contingencies

       Leases
       The Company has noncancelable operating leases covering various facilities and equipment, which primarily expire through the year 2004. Rental expense for the years ended December 31, 1998, 1997 and 1996 was $171.5 million, $84.9 million and $69.2 million, respectively. The Company incurred contingent rental expenses in 1998 of $44.1 million, which is included in total rental expense, principally based on rental volume or profitability at certain NPC parking facilities. The Company has been granted rent abatements for varying periods on certain of its facilities. Deferred rent relating to those abatements is being amortized on a straight-line basis over the applicable lease terms.
       Commitments under capital leases are not significant.

       Future minimum lease payments required under noncancelable operating leases as of December 31, 1998 are as follows:

       (In millions)
       Year                                                       Amount
       -------------                                          -------------
       1999                                                   $       116.4
       2000                                                           104.3
       2001                                                            89.2
       2002                                                            65.7
       2003                                                            52.4
       Thereafter                                                     138.2
                                                              -------------
                                                              $       566.2
                                                              =============

       Litigation
       Accounting Irregularities. On April 15, 1998, the Company publicly announced that it discovered accounting irregularities in the former business units of CUC. Such discovery prompted investigations into such matters by the Company and the Audit Committee of the Company's Board of Directors. As a result of the findings from the investigations, the Company restated its previously reported financial results for 1997, 1996 and 1995. Since the April 15, 1998 announcement more than 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on the Company's behalf and several individual lawsuits have been filed in various courts against the Company and other defendants. The majority of these actions were all filed in or transferred to the United States District Court for the District of New Jersey, where they are pending before Judge William H. Walls and Magistrate Judge Joel A. Pisano. The Court has ordered consolidation of many of the actions.

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

       On October 14, 1998, an action claiming to be a class action was filed against the Company and four of the Company's former officers and directors. The complaint claims that the Company made false and misleading public announcements and filings with the SEC in connection with the Company's proposed acquisition of American Bankers allegedly in violation of Sections 10(b) and 20(a) on the Securities Exchange Act of 1934, as amended and that the plaintiff and the alleged class members purchased American Bankers' securities in reliance on these public announcements and filings at inflated prices. On April 26, 1999, the United States District Court for the District of New Jersey found that the class action failed to state a claim upon which relief could be granted and, accordingly, dismissed the class action.

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

19.    Income Taxes

       The income tax provision consists of:

                                                    Year Ended December 31,
                                     -------------------------------------------
       (In millions)                      1998           1997           1996
                                     ------------    ----------     ------------
       Current
         Federal                     $    (173.1)    $    142.8     $      97.5
         State                              (0.6)          23.3            13.0
         Foreign                            56.5           28.5            18.1
                                     -----------     ----------     ------------
                                          (117.2)         194.6           128.6
                                     -----------     ----------     ------------
       Deferred
         Federal                           181.5          (14.5)           68.4
         State                              30.0           (3.2)           16.3
         Foreign                             1.1            3.2             0.8
                                     -----------     ----------     ------------
                                           212.6          (14.5)           85.5
                                     -----------     ----------     ------------

       Provision for income taxes    $      95.4     $    180.1     $     214.1
                                     ===========     ==========     ============

       Net deferred income tax assets and liabilities are comprised of the following:

                                                             December 31,
                                                    ----------------------------
       (In millions)                                      1998           1997
                                                    ----------     -------------
       Current net deferred income taxes
         Merger and acquisition-related liabilities $     52.8     $     101.2
         Accrued liabilities and deferred income         319.8           223.9
         Excess tax basis on assets held for sale        190.0             -
         Insurance retention refund                      (21.2)          (19.3)
         Provision for doubtful accounts                  13.8             4.0
         Franchise acquisition costs                      (6.9)           (2.6)
         Deferred membership acquisition costs             2.6             8.6
         Other                                           (90.3)           (8.9)
                                                    -----------    ------------
       Current net deferred tax asset               $    460.6     $     306.9
                                                    ===========    ============

                                                             December 31,
                                                    ----------------------------
       (In millions)                                      1998           1997
                                                    ----------     -------------
     Non-current net deferred income taxes
         Depreciation and amortization              $   (296.5)    $    (277.9)
         Deductible goodwill - taxable poolings           49.3            44.2
         Merger and acquisition-related liabilities       25.8            35.0
         Accrued liabilities and deferred income          63.9            66.9
         Acquired net operating loss carryforward         83.5            59.9
         Other                                            (3.4)            5.7
                                                    ----------     -----------
       Non-current net deferred tax liability       $    (77.4)    $     (66.2)
                                                    ==========     ===========

                                                           December 31,
                                                    ----------------------------
       (In millions)                                      1998           1997
                                                    ----------     -------------

       Management and mortgage program
       deferred income taxes
         Depreciation                               $   (121.3)    $    (233.1)
         Unamortized mortgage servicing rights          (248.0)          (74.6)
         Accrued liabilities                              25.8             9.5
         Alternative minimum tax carryforwards             2.5             2.5
                                                    ----------     -----------
         Net deferred tax liabilities under
          management and mortgage programs          $   (341.0)    $    (295.7)
                                                    ==========     ============

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

       The Company's effective income tax rate for continuing operations differs from the federal statutory rate as follows:

                                                                              Year Ended December 31,
                                                                           -------------------------------
                                                                            1998         1997        1996
                                                                           -------     -------      ------
       Federal statutory rate                                                35.0%       35.0%       35.0%
       State income taxes net of federal benefit                              6.5%        5.6%        3.6%
       Non-deductible merger-related costs                                      -        32.6%          -
       Amortization of non-deductible goodwill                               6.4%         1.4%        1.5%
       Foreign taxes differential                                            (8.6%)       3.7%         .8%
       Recognition of excess tax basis on assets held for sale               (2.9%)          -          -
       Other                                                                 (3.7%)        .3%         .4%
                                                                             ------      -----       -----
                                                                             32.7%       78.6%       41.3%
                                                                             =====       =====       =====

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

       In connection with the Cendant Merger, the Company adopted the 1997 Stock Incentive Plan (the "Incentive Plan"). The Incentive Plan authorizes the granting of up to 25 million shares of Company common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. All directors, officers and employees of the Company and its affiliates are eligible to receive awards under the Incentive Plan. Options granted under the Incentive Plan generally have a ten year term and are exercisable at 20% per year commencing one year from the date of grant. During 1997, the Company also adopted two other stock plans: the 1997 Employee Stock Plan (the "1997 Employee Plan") and the 1997 Stock Option Plan (the "1997 SOP"). The 1997 Employee Plan authorizes the granting of up to 25 million shares of Company common stock through awards of nonqualified stock options, stock appreciation rights and shares of restricted Company common stock to employees of the Company and its affiliates. The 1997 SOP provides for the granting of up to 10 million shares of Company common stock to key employees (including employees who are directors and officers) of the Company and its subsidiaries through awards of incentive and/or nonqualified stock options. Options granted under the 1997 Employee Plan and the 1997 SOP generally have ten-year terms and are exercisable at 20% per year commencing one year from the date of grant.

       The Company also grants options to employees pursuant to three additional stock option plans under which the Company may grant options to purchase in the aggregate up to 70.8 million shares of Company common stock. Annual vesting periods under these plans range from 20% to 33%, all commencing one-year from the respective grant dates. At December 31, 1998 and 1997, there were 38.6 million and 49.3 million shares available for grant under the Company's stock option plans. On September 23, 1998, the Compensation Committee of the Board of Directors approved a program to effectively reprice certain Company stock options granted to middle management employees during December 1997 and the first quarter of 1998. Such options were effectively repriced on October 14, 1998 at $9.8125 per share (the "New Price"), which was the fair market value (as defined in the option plans) on the date of such repricing. On September 23, 1998, the Compensation Committee also modified the terms of certain options held by certain executive officers and senior managers of the Company subject to certain conditions including revocation of a portion of existing options. Additionally, a management equity ownership program was adopted that requires these executive officers and senior managers to acquire Company common stock at various levels commensurate with their respective compensation levels. The option modifications were accomplished by canceling existing options and issuing a lesser amount of new options at the New Price and, with respect to certain options of executive officers and senior managers, at prices above the New Price.

       The table below summarizes the annual activity of the Company's stock option plans:

                                                                      Weighted
                                                      Options      Avg. Exercise
       (Shares in millions)                         Outstanding        Price
                                                    -----------  ---------------
       Balance at December 31, 1995                     98.7     $         7.21
         Granted                                        36.1              22.14
         Canceled                                       (2.8)             18.48
         Exercised                                     (14.0)              5.77
                                                     --------

       Balance at December 31, 1996                    118.0              11.68
         Granted                                        78.8              27.94
         Canceled                                       (6.4)             27.29
         Exercised                                     (14.0)              7.20
         PHH conversion (1)                             (4.4)                 -
                                                     --------

       Balance at December 31, 1997                    172.0              18.66
         Granted
           Equal to fair market value                   83.8              19.16
           Greater than fair market value               20.8              17.13
         Canceled                                      (81.8)             29.36
         Exercised                                     (17.0)             10.01
                                                     --------
      Balance at December 31, 1998                     177.8              14.64
                                                     ========

       ------------
       (1) In connection with the PHH Merger, all unexercised PHH stock options were canceled and converted into 1.8 million shares of Company common stock.

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

       Had the Company elected to recognize compensation cost for its stock option plans based on the calculated fair value at the grant dates for awards under such plans, consistent with the method prescribed by SFAS No.123, net income (loss) per share would have reflected the pro forma amounts indicated below:

                                                                      Year Ended December 31,
                                                                 ---------------------------------------
   (In millions, except per share data)                            1998         1997             1996
                                                               ------------   ------------    ----------
       Net income (loss)
         as reported                                           $      539.6   $  (217.2)      $    330.0
         pro forma                                                    392.9      (663.9)(2)        245.1
       Net income (loss) per share:
       Basic
         as reported                                           $        .64   $    (.27)      $      .44
         pro forma (1)                                                  .46        (.82)(2)          .32
       Diluted
         as reported                                                    .61        (.27)             .41
         pro forma (1)                                                  .46        (.82)(2)          .31

       -----------
(1) The effect of applying SFAS No. 123 on the pro forma net income per share disclosures is not indicative of future amounts because it does not take into consideration option grants made prior to 1995 or in future years.
(2) Includes incremental compensation expense of $335.4 million ($204.9 million, after tax) or $.25 per basic and diluted share as a result of the immediate vesting of HFS options upon consummation of the Cendant Merger.

       The fair values of the stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 1998, 1997 and 1996:

                                                                          CUC          HFS          PHH
                                                                         Plans        Plans        Plans
                                                                       ---------    ---------    ---------
                                                1998           1997                    1996
                                            ---------     ---------    -----------------------------------

       Dividend yield                           -            -            -            -            2.8%
       Expected volatility                     55.0%        32.5%        28.0%        37.5%        21.5%
       Risk-free interest rate                  4.9%         5.6%         6.3%         6.4%         6.5%
       Expected holding period              6.3 years     7.8 years    5.0 years    9.1 years    7.5 years


       The weighted average fair values of Company stock options granted during the year ended December 31, 1998, which were repriced with exercise prices equal to and higher than the underlying stock price at the date of grant, were 19.69 and 18.10, respectively. The weighted average fair value of the stock options granted during the year ended December 31, 1998, which were not repriced was $10.16. The weighted average fair value of stock options granted during the year ended December 31, 1997 was $13.71. The weighted average fair value of stock options granted under the former CUC plans (inclusive of plans acquired) during the year ended December 31, 1996 was $7.51. The weighted average fair value of stock options granted under the former HFS plans (inclusive of the PHH plans) during the year ended December 31, 1996 was $10.96.

       The tables below summarize information regarding Company stock options outstanding and exercisable as of December 31, 1998:

                                                Options Outstanding                    Options Exercisable
                                           -------------------------------------     -------------------------
                                                     Weighted Avg.     Weighted                       Weighted
                                                       Remaining        Average                        Average
                                                      Contractual      Exercise                       Exercise
       Range of Exercise Prices            Shares           Life          Price         Shares           Price
       ------------------------            ------    ------------    -----------     ----------    -----------
       $.01 to $10.00                        89.6            6.8     $     7.40            50.5    $      5.56
       $10.01 to $20.00                      38.6            7.5          15.44            17.3          14.52
       $20.01 to $30.00                      27.3            7.9          23.02            20.8          23.09
       $30.01 to $40.00                      22.3            8.8          32.03            14.8          31.83
                                            -----                                         -----
                                            177.8            7.4          14.64           103.4          14.34
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

       In November 1998, the Board of Directors authorized a $1.0 billion common share repurchase program. As of December 31, 1998, the Company had repurchased 13.4 million shares costing $257.7 million. During the first quarter of 1999, the Company's Board of Directors authorized an additional $600.0 million of Company common stock to be repurchased under such program. The Company has executed this program through open market purchases or privately negotiated transactions, subject to bank credit facility covenants and certain rating agency constraints. As of May 3, 1999, the Company repurchased $1.6 billion of Company common stock, reducing its outstanding shares by 83.9 million shares under this share repurchase program.

22.    Employee Benefit Plans

       The Company sponsors several defined contribution plans that provide certain eligible employees of the Company an opportunity to accumulate funds for their retirement. The Company matches the contributions of participating employees on the basis of the percentages specified in the plans. The Company's cost for contributions to these plans was $22.8 million, $15.0 million and $9.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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

       Franchising information at December 31 is as follows:

                                                       1998 (1)            1997         1996
                                                       --------          -------       ------
       Franchised Units in Operation                    22,471            18,876       18,535
       Backlog (Franchised units sold
        but not yet opened)                              2,063             1,547        1,061

       ----------
       (1)  1998   franchised   units  were  acquired  in  connection  with  the
            acquisition of Jackson Hewitt.

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

       Management evaluates each segment's performance on a stand-alone basis based on a modification of earnings before interest, income taxes, depreciation and amortization. For this purpose, Adjusted EBITDA is defined as earnings before non-operating interest, income taxes, depreciation and amortization, adjusted for other charges which are of a non-recurring or unusual nature, which are not measured in assessing segment performance or are not segment specific. The Company determined that it has eight reportable operating segments based primarily on the types of services it provides, the consumer base to which marketing efforts are directed and the methods used to sell services. Inter-segment net revenues were not significant to the net revenues of any one segment or the consolidated net revenues of the Company. A description of the services provided within each of the Company's reportable operating segments is as follows:

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

       Insurance/Wholesale
       Insurance/Wholesale markets and administers competitively priced insurance products, primarily accidental death and dismemberment insurance and term life insurance. The Company also provides services such as checking account enhancement packages, various financial products and discount programs to financial institutions, which in turn provide these services to their customers. The Company affiliates with financial institutions, including credit unions and banks, to offer their respective customer bases such products and services.

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

 Segment Information (1)
 (In millions)

     Year Ended December 31, 1998

                                                                Individual          Insurance/
                                       Total       Travel (2)  Membership           Wholesale        Relocation
                                    ----------     ----------  ------------     --------------       -----------
     Net revenues                   $  5,086.6     $ 1,063.3   $      929.1     $       544.0        $     444.0
     Adjusted EBITDA                   1,557.9         542.5          (57.8)            137.8              124.5
     Depreciation and amortization       314.0          88.3           23.7              14.0               16.7
     Segment assets                   19,739.6       2,761.6          839.0             371.5            1,130.3
     Capital expenditures                351.1          79.0           28.4              16.6               69.6

                                             Real Estate
                                               Franchise        Fleet       Mortgage       Other
                                            ------------      ---------    ---------    --------
     Net revenues                           $     455.8       $   387.4    $   353.4    $   909.6
     Adjusted EBITDA                              348.6           173.8        187.6        100.9
     Depreciation and amortization                 53.2            22.2          8.8         87.1
     Segment assets                             2,014.3         4,697.2      3,504.0      4,421.7
     Capital expenditures                           5.8            57.7         36.4         57.6
     -----------------------------------------------------------------------------------------------------------
     Year Ended December 31, 1997
                                                                Individual          Insurance/
                                       Total       Travel (2)   Membership           Wholesale        Relocation
                                    ----------     ----------  ------------       ------------       -----------
     Net revenues                   $  4,051.9     $   971.6   $      778.7       $    482.7         $    401.6
     Adjusted EBITDA                   1,212.9         467.3            5.3            111.0               92.6
     Depreciation and amortization       229.0          81.9           17.8             11.0                8.1
     Segment assets                   13,681.0       2,601.5          840.6            357.0            1,008.7
     Capital expenditures                151.7          36.5           12.1              5.6               23.0

                                             Real Estate
                                               Franchise        Fleet       Mortgage       Other
                                            ------------      ---------    ---------    ---------
     Net revenues                           $     334.6       $   324.1    $   179.2    $   579.4
     Adjusted EBITDA                              226.9           120.5         74.8        114.5
     Depreciation and amortization                 43.6            16.3          5.1         45.2
     Segment assets                             1,827.1         4,125.8      2,233.3        687.0
     Capital expenditures                          12.6            24.3         16.2         21.4

     ----------------------------------------------------------------------------------------------------------
     Year Ended December 31, 1996
                                                                Individual         Insurance/
                                       Total       Travel (2)   Membership          Wholesale        Relocation
                                    ----------     ----------  ------------        ----------      ------------
     Net revenues                   $  3,063.1     $   429.2   $      745.9        $   448.0       $     344.9
     Adjusted EBITDA                     780.7         189.5           43.2             99.0              65.5
     Depreciation and amortization       138.5          36.9           12.8             12.8              11.2
     Segment assets                   12,558.5       2,686.2          882.7            297.1           1,086.4
     Capital expenditures                 97.6          20.8            8.9              5.2               9.1

                                              Real Estate
                                               Franchise        Fleet       Mortgage       Other
                                            -------------     ---------    ---------    ---------
     Net revenues                           $     236.3       $   293.5    $   127.7    $   437.6
     Adjusted EBITDA                              137.8            99.0         45.7        101.0
     Depreciation and amortization                 27.3            17.6          4.4         15.5
     Segment assets                             1,295.5         3,991.1      1,742.4        577.1
     Capital expenditures                           9.9            15.3          9.9         18.5

------------
(1) Segment data includes the financial results associated with acquisitions accounted for under the purchase method of accounting since the respective dates of acquisition as follows:

                                                                   Acquisition
                 Segment                   Acquisition             Date
                 ---------------------     ---------------         -------------
                 Travel                    Avis                    October 1996
                                           RCI                     November 1996
                 Real Estate franchise     Coldwell Banker         May 1996
                 Other                     NPC                     April 1998
                                           Jackson Hewitt          January 1998

(2) Revenues and Adjusted EBITDA include the equity in earnings from the Company's investment in ARAC of $13.5 million, $51.3 million and $1.2 million in 1998, 1997 and 1996, respectively. Revenues and Adjusted EBITDA include a pre-tax gain of $17.7 million as a result of a 1998 sale of a portion of the Company's equity interest. Total assets include such equity method investment in the amount of $139.1 million, $123.8 million and $76.5 million at December 31, 1998, 1997 and 1996, respectively.

       Provided below is a reconciliation of total Adjusted EBITDA and total assets for reportable segments to the consolidated amounts.


                                                                                          Year Ended December 31,
                                                                                -------------------------------------------
       (In millions)                                                                1998             1997           1996
                                                                                ------------     -----------    -----------
       Adjusted EBITDA for reportable segments                                  $    1,557.9     $   1,212.9    $     780.7
       Other charges
         Litigation settlement                                                         351.0             -              -
         Termination of proposed acquisitions                                          433.5             -              -
         Executive terminations                                                         52.5             -              -
         Merger-related costs and other unusual charges (credits)                      (67.2)          704.1          109.4
         Investigation-related costs                                                    33.4             -              -
         Financing costs                                                                35.1             -              -
       Depreciation and amortization                                                   314.0           229.0          138.5
       Interest, net                                                                   113.9            50.6           14.2
                                                                                ------------     -----------    -----------
       Consolidated income from continuing operations before
         income taxes, minority interest, extraordinary gain and
         cumulative effect of accounting change                                 $      291.7     $     229.2    $     518.6
                                                                                ============     ===========    ===========


                                                                                          Year Ended December 31,
                                                                                -------------------------------------------
                                                                                    1998             1997           1996
                                                                                ------------     -----------    -----------
       Total assets for reportable segments                                     $   19,739.6     $  13,681.0    $  12,558.5
       Net assets of discontinued operations                                           462.5           360.5          189.1
                                                                                ------------     -----------    -----------
       Consolidated total assets                                                $   20,202.1     $  14,041.5    $  12,747.6
                                                                                ============     ===========    ===========

       Geographic Segment Information


       (In millions)                                                         United             United            All Other
                                                            Total            States             Kingdom           Countries
                                                       ------------      -------------       ------------       -----------
       1998
       Net revenues                                    $    5,086.6      $     4,090.5       $      695.5       $     300.6
       Assets                                              20,202.1           16,238.0            3,706.5             257.6
       Long-lived assets                                    1,420.3              633.6              767.8(1)           18.9
       1997
       Net revenues                                    $    4,051.9      $     3,481.0       $      231.8       $     339.1
       Assets                                              14,041.5           12,717.3            1,014.7             309.5
       Long-lived assets                                      530.9              463.8               49.1              18.0
       1996
       Net revenues                                    $    3,063.1      $     2,772.7       $      133.7       $     156.7
       Assets                                              12,747.6           11,551.7              830.7             365.2
       Long-lived assets                                      509.3              429.8               65.9              13.6

     ----------
(1) Includes $691.0 million of property and equipment acquired in connection with the NPC acquisition.

       Geographic segment information is classified based on the geographic location of the subsidiary. Long-lived assets are comprised of property and equipment.

27.    Subsequent Event

       On February 4, 1999, the Company announced its intention not to proceed with the acquisition of RAC Motoring Services ("RACMS") due to certain conditions imposed by the UK Secretary of State of Trade and Industry that the Company determined to be not commercially feasible and therefore unacceptable. The Company originally announced on May 21, 1998 its definitive agreement with the Board of Directors of Royal Automobile Club Limited to acquire RACMS for approximately $735.0 million in cash. The Company wrote-off $7.0 million of deferred acquisition costs in the first quarter of 1999 in connection with the termination of the proposed acquisition of RACMS.

28.    Selected Quarterly Financial Data - (unaudited)

       Provided below is the selected unaudited quarterly financial data for 1998 and 1997. The underlying per share information is calculated from the weighted average shares outstanding during each quarter, which may fluctuate based on quarterly income levels. Therefore, the sum of the quarters may not equal the total year amounts.


                                                                           1998
                                            ------------------------------------------------------------------

       (In millions, except per share data)    First      Second (1)   Third (2)    Fourth (3)      Total Year
                                            ---------     ----------   ---------    ----------     -----------

       Net revenues                         $ 1,119.9     $1,272.3     $1,362.0     $ 1,332.4      $   5,086.6
                                            ---------     --------     --------     ---------      -----------

       Income (loss) from continuing
         operations                             196.3        184.7         86.1        (321.4)           145.7
       Income (loss) from discontinued
         operations, net of tax                 (23.4)       (31.7)        24.9          19.4            (10.8)
       Gain on sale of discontinued operations,
         net of tax                                -            -             -         404.7(4)         404.7
                                            ---------     --------     ---------    ------------   -----------
       Net income                           $   172.9     $  153.0     $  111.0     $   102.7      $     539.6
                                            =========     ========     =========    ============   ===========
       Per share information:
         Basic
          Income (loss) from continuing
             operations                     $    0.23     $   0.22     $   0.10     $  (0.38)      $      0.17
          Net income                        $    0.21     $   0.18     $   0.13     $   0.12       $      0.64
          Weighted average shares               838.7        850.8        850.8        850.0             848.4
         Diluted
          Income (loss) from continuing
             operations                     $    0.22     $   0.21     $   0.10     $  (0.38)      $      0.16
          Net income                        $    0.20     $   0.18     $   0.13     $   0.12       $      0.61
          Weighted average shares               908.5        900.9        877.4        850.0             880.4
       Common Stock Market Prices:
         High                                    41         41 3/8      22 7/16        20 5/8
         Low                                   32 7/16     18 9/16      10 7/16        7 1/2



                                                                            1997
                                            -------------------------------------------------------------------

                                               First       Second (5)     Third      Fourth (6)      Total Year
                                            ---------     -----------  ---------    -----------      ----------
       Net revenues                         $   936.7     $  990.3     $1,095.1     $ 1,029.8        $ 4,051.9
                                            ---------     --------     ---------    ---------        ----------

       Income (loss) from continuing operations
         before extraordinary gain and
         cumulative effect of accounting
         change                                 130.3        (47.2)       165.9        (199.9)            49.1
       Income (loss) from discontinued
         operations, net of tax                 (13.7)       (36.8)        36.7           4.2             (9.6)
       Extraordinary gain, net of tax               -            -            -          26.4 (8)         26.4
       Cumulative effect of accounting
         change, net of tax                   (283.1)(7)        -            -            -             (283.1)
                                            ----------    --------     --------      --------         ---------
       Net income (loss)                    $  (166.5)    $  (84.0)    $  202.6      $ (169.3)        $  (217.2)
                                            =========     ========     ========      ========         =========

       Per share information:
         Basic
           Income (loss) from continuing
             operations before extraordinary
             gain and cumulative
             effect of accounting change    $    0.16     $  (0.06)    $    0.21    $  (0.24)        $    0.06
           Net income (loss)                $   (0.21)    $  (0.11)    $    0.25    $  (0.20)        $   (0.27)
           Weighted average shares              799.4        804.2         805.9       828.4             811.2
         Diluted
           Income (loss) from continuing
             operations before extraordinary
             gain and cumulative
             effect of accounting change    $    0.15     $  (0.06)    $   0.19     $  (0.24)      $      0.06
           Net income (loss)                $   (0.19)    $  (0.11)    $   0.23     $  (0.20)      $     (0.27)
           Weighted average shares              877.1        804.2        889.0        828.4             851.7
       Common Stock Market Prices:
         High                                    26 7/8       26 3/4     31 3/4      31 3/8
         Low                                     22 1/2       20         23 11/16    26 15/16

       ------------------
(1) Includes charges of $32.2 million ($20.4 million, after tax or $0.02 per diluted share) comprised of the costs of the investigations into previously discovered accounting irregularities at the former CUC business units, including incremental financing costs. Such charges were partially offset by a credit of $27.5 million ($18.6 million, after tax of $0.02 per diluted share) associated with changes to the original estimate of costs to be incurred in connection with the 1997 Unusual Charges.
(2) Includes charges of: (i) $76.4 million ($49.2 million, after tax or $0.06 per share) comprised of costs associated with the investigations into previously discovered accounting irregularities at the former CUC business units, including incremental financing costs and separation payments, principally to the Company's former chairman; and (ii) a $50.0 million ($32.2 million, after-tax or $0.04 per diluted share) non-cash write off of certain equity investments in interactive membership businesses and impaired goodwill associated with the National Library of Poetry, a Company subsidiary.

(3) Includes charges of: (i) $433.5 million ($281.7 million, after tax or $0.33 per diluted share) for the costs of terminating the proposed acquisitions of American Bankers and Providian; (ii) $351.0 million ($228.2 million, after tax or $0.27 per diluted share) of costs associated with an agreement to settle the PRIDES securities class action suit, and (iii) $12.4 million (9.9 million, after tax or $0.01 per diluted share) comprised of the costs of the investigations into previously discovered accounting irregularities at the former CUC business units, including incremental financing costs and separation payments. Such charges were partially offset by a credit of $42.8 million ($27.5 million, after tax or $0.03 per diluted share) associated with changes to the original estimate of costs to be incurred in connection with the 1997 Unusual Charges.
(4)      Represents gains associated with the sales of Hebdo Mag and CDS (see
         Note 5 - Discontinued Operations).
(5) Includes Unusual Charges of $295.4 million primarily associated with the PHH Merger. Unusual Charges of $278.9 million ($208.4 million, after-tax or $.24 per diluted share) pertained to continuing operations and $16.5 million were associated with discontinued operations.
(6) Includes Unusual Charges in the net amount of $442.6 million substantially associated with the Cendant Merger and Hebdo Mag merger. Net Unusual Charges of $425.2 million ($296.3 million, after-tax or $.34 per diluted share) pertained to continuing operations and $17.4 million were associated with discontinued operations.
(7) Represents a non-cash after-tax charge of $0.35 per diluted share to account for the cumulative effect of a change in accounting, effective January 1, 1997, related to revenue and expenses recognition for memberships.
(8) Represents the gain on the sale of Interval, which was sold coincident to the Cendant Merger in consideration of Federal Trade Commission anti-trust concerns within the timeshare industry.