Form 10-Q
period 1999-03-31
CENDANT CORP
filed 1999-05-17
CIK 723612

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999
                           Commission File No. 1-10308


                               Cendant Corporation
             (Exact name of Registrant as specified in its charter)


        Delaware                                             06-0918165
(State or other jurisdiction                             (I.R.S. Employer
   of incorporation or                                    Identification
      organization)                                           Number)

   9 W 57th Street                                             10019
   New York, NY                                             (Zip Code)
(Address of principal
   executive office)

                                 (212) 413-1800
              (Registrant's telephone number, including area code)

                                 Not Applicable
       (Former name, former address and former fiscal year, if applicable)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the Registrant's classes of common stock was 768,065,871 shares of Common Stock outstanding as of April 30, 1999.

                      Cendant Corporation and Subsidiaries

                                      Index

                                                                        Page No.
                                                                        --------
Part 1        Financial Information

Item 1.       Financial Statements

              Consolidated Statements of Income
              - Three Months Ended March 31, 1999 and 1998                  3

              Consolidated Balance Sheets
              - March 31, 1999 and December 31, 1998                        4

              Consolidated Statements of Cash Flows
              - Three Months Ended March 31, 1999 and 1998                  6

              Notes to Consolidated Financial Statements                    8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           16

Item 3.       Quantitative and Qualitative Disclosures About Market Risk    30

Part II       Other Information

Item 1.       Legal Proceedings                                             31

Item 6.       Exhibits and Reports on Form 8-K                              32

Certain statements in this Quarterly Report on Form 10-Q constitute "forward looking statements" within the meaning of the Private Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements, include, but are not limited to: the resolution or outcome of the pending litigation and government investigation relating to the previously announced accounting irregularities; uncertainty as to the Company's future profitability; the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's existing and potential future lines of business; the Company's ability to integrate and operate successfully acquired and merged businesses and the risks associated with such businesses, including the merger that created Cendant and the National Parking Corporation acquisition; the Company's ability to successfully divest non-strategic assets; the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements; and the ability of the Company and its vendors to complete the necessary actions to achieve a year 2000 conversion for its computer systems and applications and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to publicly correct or update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements or if the Company later becomes aware that they are not likely to be achieved.

                      Cendant Corporation and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In millions, except per share data)



                                                         Three Months Ended
                                                              March 31,
                                                        1999              1998
                                                    -----------      -----------
Revenues
   Membership and service fees, net                 $  1,247.9       $  1,048.8
   Fleet leasing (net of depreciation and
      interest costs of $326.4 and $311.6)                18.6             19.9
   Other                                                  38.4             51.2
                                                    ----------       -----------
Net revenues                                           1,304.9          1,119.9
                                                    ----------       -----------

Expenses
   Operating                                             432.4            311.6
   Marketing and reservation                             262.2            264.8
   General and administrative                            160.6            142.1
   Depreciation and amortization                          91.0             63.6
   Other charges
     Termination of proposed acquisition                   7.0               -
     Investigation-related costs                           1.7               -
     Merger-related costs and
       other unusual charges (credits)                    (1.3)             3.1
   Interest, net                                          48.3             18.9
                                                    ----------       -----------
Total expenses                                         1,001.9            804.1
                                                    ----------       -----------

Income from continuing operations before
   income taxes and minority interest                    303.0            315.8
Provision for income taxes                               106.5            114.6
Minority interest, net of tax                             15.1              4.9
                                                    ----------       -----------
Income from continuing operations                        181.4            196.3
Loss from discontinued operations, net of tax            (12.1)           (23.4)
Gain on sale of discontinued operations, net of tax      192.7               -
                                                    ----------       -----------
Net income                                          $    362.0       $    172.9
                                                    ==========       ===========

Income (loss) per share
   Basic
     Income from continuing operations              $     0.23       $     0.23
     Loss from discontinued operations                   (0.02)           (0.02)
     Gain on sale of discontinued operations              0.24              -
                                                    ----------       -----------
     Net income                                     $     0.45       $     0.21
                                                    ==========       ===========

   Diluted
     Income from continuing operations              $     0.22       $     0.22
     Loss from discontinued operations                   (0.01)           (0.02)
     Gain on sale of discontinued operations              0.22               -
                                                    ----------       -----------
     Net income                                     $     0.43       $     0.20
                                                    ==========       ===========


See accompanying notes to consolidated financial statements.

                      Cendant Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)




                                                    March 31,      December 31,
                                                      1999              1998
                                                 -------------    -------------
Assets
Current assets
   Cash and cash equivalents                     $      520.7     $     1,007.1
   Receivables, net                                   1,600.8           1,490.5
   Deferred membership commission costs                 252.5             253.0
   Deferred income taxes                                302.7             460.6
   Other current assets                                 874.5             898.7
   Net assets of discontinued operations                 61.8             462.5
                                                 ------------     -------------

Total current assets                                  3,613.0           4,572.4
                                                 ------------     -------------

   Property and equipment, net                        1,399.9           1,420.3
   Franchise agreements, net                          1,353.4           1,363.2
   Goodwill, net                                      3,874.7           3,911.0
   Other intangibles, net                               734.2             743.5
   Other assets                                         698.4             679.8
                                                 ------------     -------------

Total assets exclusive of assets under programs      11,673.6          12,690.2
                                                 ------------     -------------

Assets under management and mortgage programs
   Net investment in leases and leased vehicles       3,873.5           3,801.1
   Relocation receivables                               620.9             659.1
   Mortgage loans held for sale                       1,955.6           2,416.0
   Mortgage servicing rights                            743.5             635.7
                                                 ------------     -------------

                                                      7,193.5           7,511.9
                                                 ------------     -------------

Total assets                                     $   18,867.1     $    20,202.1
                                                 ============     =============




See accompanying notes to consolidated financial statements.

                      Cendant Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)



                                                     March 31,      December 31,
                                                       1999              1998
                                                    -----------     ------------
Liabilities and shareholders' equity
Current liabilities
   Accounts payable and other current liabilities   $   1,585.2     $   1,502.6
   Deferred income                                      1,342.1         1,354.2
                                                    -----------     ------------

Total current liabilities                               2,927.3         2,856.8
                                                    -----------     ------------

   Deferred income                                        234.7           233.9
   Long-term debt                                       3,357.7         3,362.9
   Deferred income taxes                                   38.2            77.4
   Other non-current liabilities                           86.4           125.6
                                                    -----------     ------------

Total liabilities exclusive of liabilities
   under programs                                       6,644.3         6,656.6
                                                    -----------     ------------

Liabilities under management and mortgage programs
   Debt                                                 6,327.3         6,896.8
                                                    -----------     ------------
   Deferred income taxes                                  328.6           341.0
                                                    -----------     ------------

Mandatorily redeemable preferred securities
   issued by subsidiary                                 1,473.5         1,472.1

Commitments and contingencies (Note 8)

Shareholders' equity
   Preferred stock, $.01 par value
   - authorized 10 million shares;
     none issued and outstanding                          -                 -
   Common stock, $.01 par value
   - authorized 2 billion shares;
     issued 863,046,029 and 860,551,783 shares              8.6             8.6
   Additional paid-in capital                           3,960.3         3,863.4
   Retained earnings                                    1,842.2         1,480.2
   Accumulated other comprehensive loss                  (120.2)          (49.4)
   Treasury stock, at cost, 85,302,899
     and 27,270,708 shares                             (1,597.5)         (467.2)
                                                   -------------    ------------

Total shareholders' equity                              4,093.4         4,835.6
                                                   ------------     ------------

Total liabilities and shareholders' equity         $   18,867.1     $  20,202.1
                                                   ============     ============


See accompanying notes to consolidated financial statements.

                      Cendant Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                   1999              1998
                                                                                -------------    -------------
Operating Activities
Net income                                                                      $      362.0     $       172.9
Adjustments to reconcile net income to net cash
  provided by operating activities from continuing operations:
Loss from discontinued operations, net of tax                                           12.1              23.4
Gain on sale of discontinued operations, net of tax                                   (192.7)              -
Depreciation and amortization                                                           91.0              63.6
Payments of merger-related costs and other unusual
   charge liabilities                                                                   (5.4)            (97.0)
Other, net                                                                            (127.9)           (147.6)
                                                                                -------------    --------------
Net cash provided by continuing operations exclusive of
   management and mortgage programs                                                    139.1              15.3
                                                                                ------------     -------------

Management and mortgage programs:
   Depreciation and amortization                                                       312.4             278.5
   Origination of mortgage loans                                                    (6,819.0)         (4,779.3)
   Proceeds on sale and payments from mortgage loans
     held for sale                                                                   7,279.4           4,619.9
                                                                                ------------     --------------
                                                                                       772.8             119.1
                                                                                ------------     -------------
Net cash provided by operating activities of
   continuing operations                                                               911.9             134.4
                                                                                ------------     -------------

Investing Activities
Property and equipment additions                                                       (62.6)            (58.3)
Investments                                                                              -              (139.2)
Net assets acquired (net of cash acquired) and
   acquisition-related payments                                                        (64.3)           (943.2)
Net proceeds from sale of subsidiary                                                   800.0               -
Other, net                                                                              41.9              38.8
                                                                                ------------     -------------

Net cash provided by (used in) investing activities of continuing operations
   exclusive of management and mortgage programs                                       715.0          (1,101.9)
                                                                                ------------     --------------

Management and mortgage programs:
   Investment in leases and leased vehicles                                           (560.8)           (626.2)
   Proceeds from disposal of leases and leased vehicles                                132.6             222.0
   Proceeds from sales and transfers of leases and leased vehicles
     to third parties                                                                   44.6              27.3
   Equity advances on homes under management                                        (1,461.9)         (1,436.8)
   Repayment on advances on homes under management                                   1,501.5           1,564.5
   Additions to mortgage servicing rights                                             (183.4)           (109.5)
   Proceeds from sales of mortgage servicing rights                                     56.6              39.9
                                                                                ------------     -------------
                                                                                      (470.8)           (318.8)
                                                                                -------------    --------------

Net cash provided by (used in) investing activities of continuing operations           244.2          (1,420.7)
                                                                                ------------     -------------



See accompanying notes to consolidated financial statements.

                      Cendant Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (In millions)

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                   1999              1998
                                                                                -------------    -------------
Financing Activities
Principal payments on borrowings                                                $       (9.0)    $      (205.1)
Issuance of common stock                                                                29.9             144.2
Purchases of common stock                                                           (1,141.7)              -
Proceeds from mandatorily redeemable preferred securities
   issued by subsidiary, net                                                             -             1,446.7
                                                                                -------------    -------------

Net cash (used in) provided by financing activities of continuing
   operations exclusive of management and mortgage programs                         (1,120.8)          1,385.8
                                                                                -------------    -------------

Management and mortgage programs:
   Proceeds from debt issuance or borrowings                                         1,830.5             983.8
   Principal payments on borrowings                                                 (2,101.8)           (449.1)
   Net change in short-term borrowings                                                (299.1)           (340.4)
                                                                                -------------    --------------

                                                                                      (570.4)            194.3
                                                                                -------------    -------------
Net cash (used in) provided by financing activities of continuing
   operations                                                                       (1,691.2)          1,580.1
                                                                                -------------    -------------

Effect of changes in exchange rates on cash and cash
   equivalents                                                                          22.8             (24.3)

Cash provided by (used in) discontinued operations                                      25.9            (184.6)
                                                                                ------------     --------------

Net (decrease) increase in cash and cash equivalents                                  (486.4)             84.9

Cash and cash equivalents, beginning of period                                       1,007.1              65.3
                                                                                ------------     -------------

Cash and cash equivalents, end of period                                        $      520.7     $       150.2
                                                                                ============     =============




See accompanying notes to consolidated financial statements.

                      Cendant Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The consolidated balance sheet of Cendant Corporation and subsidiaries (the "Company") as of March 31, 1999 and the consolidated statements of income and cash flows for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. There were no adjustments of an unusual nature except for those discussed in Note 6. The accompanying consolidated financial statements include the accounts and transactions of the Company and all wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934. The December 31, 1998 consolidated balance sheet was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31,
     1998, as restated to reflect the reclassification of Entertainment Publications, Inc., a Company subsidiary, as a discontinued operation (See
     Note 5) and should be read in conjunction with such consolidated financial statements and notes thereto. The consolidated financial statements of the Company include the assets and liabilities of Ramada Franchise Systems, Inc., an entity controlled by the Company by virtue of its ownership of 100% of common stock of such entity. The assets of Ramada Franchise Systems, Inc. are not available to satisfy the claims of any creditors of the Company or any of its other affiliates, except as otherwise specifically agreed by Ramada Franchise Systems, Inc. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or any subsequent interim periods.

     Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the presentation used in 1999.

2.   Earnings Per Share

     Basic earnings per share ("EPS") is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock, including the assumed exercise of stock options using the treasury method and convertible debt. At March 31, 1999, 61.9 million stock options outstanding with a weighted average exercise price of $25.36 per option were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock. Basic and diluted EPS from continuing operations are calculated as follows:

                                                         Three Months Ended
                                                              March 31,
     (In millions, except per share amounts)             1999           1998
                                                      ----------     -----------
     Income from continuing operations                $   181.4      $    196.3
     Convertible debt interest, net of tax                  2.8             3.1
                                                      ---------      ----------
     Income from continuing operations, as adjusted   $   184.2      $    199.4
                                                      =========      ==========

     Weighted average shares
       Basic                                              800.1           838.7
       Potential dilution of common stock:
          Stock options                                    36.3            49.7
          Convertible debt                                 18.0            20.1
                                                       ---------      ----------
       Diluted                                            854.4           908.5
                                                       =========      ==========

     EPS - continuing operations
       Basic                                          $    0.23       $    0.23
                                                      =========       =========
       Diluted                                        $    0.22       $    0.22
                                                      =========       =========

3.   Comprehensive Income

     Components of comprehensive income (loss) are summarized as follows:

                                                         Three Months Ended
                                                               March 31,
     (In millions)                                        1999           1998
                                                       ----------    ----------
     Net income                                        $   362.0     $    172.9

     Other comprehensive losses:
       Currency translation adjustment                     (68.4)         (10.3)
       Unrealized holding losses on marketable securities   (2.4)           -
                                                       ---------     -----------
     Comprehensive income                              $   291.2     $    162.6
                                                       =========     ===========

     The components of accumulated other comprehensive loss for the three months ended March 31, 1999 are as follows:

                                                                Net Unrealized                    Accumulated
                                                                   Loss on          Currency         Other
                                                                 Marketable        Translation   Comprehensive
     (In millions)                                                Securities       Adjustment          Loss
                                                                --------------     ----------    --------------
     Balance, January 1, 1999                                   $         -        $     (49.4)  $       (49.4)
     Current period change                                               (2.4)           (68.4)          (70.8)
                                                                --------------     -----------   --------------
     Balance, March 31, 1999                                    $        (2.4)     $    (117.8)  $      (120.2)
                                                                ==============     ===========   =============


4.   Pro Forma Information

     The following table reflects the operating results of the Company for the three months ended March 31, 1998 on a pro forma basis, which gives effect to the April 1998 acquisition of National Parking Corporation Limited ("NPC"). The pro forma results are not necessarily indicative of the operating results that would have occurred had the NPC acquisition been consummated on January 1, 1998, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the amortization expense associated with the assets acquired, the Company's financing arrangements, certain purchase accounting adjustments and related income tax effects.

                                                         Three Months Ended
                                                            March 31, 1998
                                                         ------------------
     (In millions, except per share amounts)
     Net revenues                                           $  1,268.1
     Income from continuing operations                           196.2
     Net income (1)                                              172.8

     Per share information:
     Basic
         Income from continuing operations                  $     0.23
         Net income (1)                                     $     0.21
         Weighted average shares                                 838.7
     Diluted
         Income from continuing operations                  $     0.22
         Net income (1)                                     $     0.20
         Weighted average shares                                 908.5
   --------------
(1) Includes a loss from discontinued operations, net of tax, of $23.4 million ($0.01 per diluted share).

5.   Discontinued Operations

     On April 21,  1999,  the  Company  announced  that its  Board of  Directors approved management's plan to pursue the sale of the Company's Entertainment Publications, Inc. ("EPub") business segment, a wholly owned subsidiary of the Company, and has engaged a third party to manage the sale process. EPub sells discount programs to schools, community groups and other organizations, which typically offer the discount programs to individuals in the form of local discount coupon books, gift wrap and other seasonal items. EPub solicits restaurants, hotels, theaters, sporting events, retailers and other businesses which agree to offer services and/or merchandise at discount prices.

     On January 12, 1999, the Company completed the sale of Cendant Software Corporation ("CDS") for $800.0 million in cash. The Company realized an after tax gain of $390.5 million on the disposition of CDS of which $192.7 million was recognized in the first quarter of 1999, coincident with the finalization of the closing balance sheet at the sale date. The recognized gain of $192.7 million is reported as gain on sale of discontinued operations in the consolidated statement of income for the three months ended March 31, 1999. The remaining $197.8 million of such realized net gain was recognized in the fourth quarter of 1998, substantially in the form of a tax benefit and corresponding deferred tax asset. CDS was a developer, publisher and distributor of educational and entertainment software.

     In  December   1998,   the  Company   completed   the  sale  of  Hebdo  Mag
     International, Inc. ("Hebdo Mag"), the Company's former business unit which published and distributed classified advertising information.

     Summarized financial data of discontinued operations are as follows:


     Statement of Income Data:
                                             EPub                       CDS                    Hebdo Mag
                                      Three Months Ended         Three Months Ended      Three Months Ended
                                           March 31,                 March 31,                March 31,
     (In millions)                      1999       1998                 1998                      1998
                                      ---------  --------        ------------------      -------------------
     Net revenues                     $   12.5   $    9.4           $     95.9                $     62.8
                                      --------   --------           -----------               ----------

     Income (loss) before
       income taxes                      (18.7)     (19.5)               (26.5)                      9.2
     Provision for (benefit from)
       income taxes                       (6.6)      (7.1)                (9.6)                      3.3
                                      ---------   --------         ------------               ----------
     Net income (loss)                $  (12.1)  $  (12.4)         $     (16.9)               $      5.9
                                      =========  =========         ============               ==========


     The Company allocated $0.3 million and $1.8 million of interest expense to discontinued operations for the three months ended March 31, 1999 and 1998, respectively. Such interest expense represents the cost of funds associated with businesses acquired by the discontinued business segments at an interest rate consistent with the Company's consolidated effective borrowing rate.


     Balance Sheet Data:
                                                                     EPub                               CDS
                                                    ---------------------------------------      -----------------
     (In millions)                                  March 31, 1999        December 31, 1998      December 31, 1998
                                                    --------------        -----------------      -----------------
     Current assets                                 $       34.5           $        63.3         $          284.9
     Goodwill                                               11.9                    12.1                    105.7
     Other assets                                           25.2                    27.9                     88.2
     Total liabilities                                      (9.8)                  (14.4)                  (105.2)
                                                    -------------          --------------        ----------------
     Net assets of discontinued operations          $       61.8           $        88.9         $          373.6
                                                    ============           ==============        ================

6.   Other Charges

     Termination of Proposed Acquisition. On February 4, 1999, the Company announced its intention not to proceed with the acquisition of RAC Motoring Services ("RACMS") due to certain conditions imposed by the UK Secretary of State of Trade and Industry that the Company determined to be not commercially feasible and therefore unacceptable. The Company originally announced on May 21, 1998 its definitive agreement with the Board of
     Directors of Royal Automobile Club Limited to acquire RACMS for approximately $735.0 million in cash. The Company wrote-off $7.0 million of deferred acquisition costs in the first quarter of 1999 in connection with the termination of the proposed acquisition of RACMS.

     Investigation-Related Costs. The Company incurred $1.7 million of professional fees (primarily litigation-related) and other miscellaneous expenses in connection with accounting irregularities and resulting investigations into such matters.

     Merger-Related Costs and Other Unusual Charges (Credits). In January 1999, the Company completed the sale of its Essex Corporation ("Essex") subsidiary for $8.0 million and recognized a $1.3 million gain on sale. Such gain has been reported as a credit to merger-related costs and other unusual charges in the consolidated statement of income for the three months ended March 31, 1999. Coincident to the merger which formed Cendant Corporation (the "Cendant Merger") the Company had previously recorded an unusual charge related to certain intangible assets of Essex which were determined to be impaired. In first quarter 1998, the Company recorded an additional $3.1 million of merger-related costs and other unusual charges associated with a change in estimate of costs to be incurred in connection with the Cendant Merger.

7.   Litigation Settlement

     On March 17, 1999, the Company reached a final agreement to settle the class action lawsuit that was brought on behalf of the holders of Income or Growth FELINE PRIDES ("PRIDES") securities who purchased their securities on or prior to April 15, 1998, the date on which the Company announced the discovery of accounting irregularities in the former business units of CUC International Inc. ("CUC"). Under the terms of the final agreement only holders who owned PRIDES at the close of business on April 15, 1998 will be eligible to receive a new additional "Right" for each PRIDES security held. Right holders may (i) sell them or (ii) exercise them by delivering to the Company, three Rights together with two PRIDES in exchange for two New PRIDES (the "New PRIDES"), for a period beginning upon distribution of the Rights and concluding upon expiration of the Rights (February 2001) under the final agreement.

     The terms of the New PRIDES will be the same as the original PRIDES except that the conversion rate will be revised so that, at the time the Rights are distributed, each New PRIDES will have a value equal to $17.57 more than each original PRIDES, or, in the aggregate, approximately $351.0 million. The final agreement also requires the Company to offer to sell four million additional PRIDES (having identical terms to currently outstanding PRIDES) to holders of Rights for cash, at a value which will be based on the valuation model that will be utilized to set the conversion rate of the New PRIDES. The offering of additional PRIDES will be made only pursuant to a prospectus filed with the Securities and Exchange Commission ("SEC"). The Company currently expects to use the proceeds of such offering to repay indebtedness, repurchase Company common stock in accordance with approvals from the Company's Board of Directors and for other general corporate purposes. The arrangement to offer additional PRIDES is designed to enhance the trading value of the Rights by removing up to six million Rights from circulation via exchanges associated with the offering and to enhance the open market liquidity of New PRIDES by creating four million New PRIDES via exchanges associated with the offering. If holders of Rights do not acquire all such additional PRIDES, under certain circumstances they will be offered to the public. Under the settlement agreement, the Company also agreed to file a shelf registration statement for an additional 15 million special PRIDES, which could be issued by the Company at any time for cash. However, during the last 30 days prior to the expiration of the Rights in February 2001, the Company will be required to offer these special additional PRIDES to holders of Rights at a price in cash equal to 105% of their theoretical value. The special PRIDES, if issued, would have the same terms as the currently outstanding PRIDES and could be used to exercise Rights.

     Based on a market price of $18.00 the closing price per share of the Company's common stock on May 10, 1999, the effect of the issuance of the New PRIDES will be to distribute approximately 18 million more shares of Company common stock when the mandatory purchase of Company common stock associated with the PRIDES occurs in February 2001. The Rights will be distributed following final court approval of the settlement and after the effectiveness of the registration statement filed with the SEC covering the New PRIDES. It is presently expected that if the court approves the settlement and such conditions are fulfilled, the Rights will be distributed by September 1999. There can be no assurance that the court will approve the agreement or that the conditions contained in the agreement will be fulfilled.

8.   Commitments and Contingencies

     Litigation
     Accounting Irregularities. In April 1998, the Company had publicly announced that it discovered accounting irregularities in the former business units of CUC. Such discovery prompted investigations into such matters by the Company and the Audit Committee of the Company's Board of Directors. As a result of the findings from the investigations, the Company restated its previously reported financial results for the years ended
     December 31, 1997, 1996 and 1995. Since such announcement more than 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on the Company's behalf and several individual lawsuits have been filed in various courts against the Company and other defendants. The majority of these actions were all filed in or transferred to the United States District Court for the District of New Jersey, where they are pending before Judge William H. Walls and Magistrate Judge Joel A. Pisano. The Court has ordered consolidation of many of the actions.

     The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. The Company made all adjustments considered necessary as a result of the findings from the investigations, which are reflected in its restated financial statements. However, the Company can provide no
     assurances   that  additional adjustments  will  not  be  necessary  as  a result  of  these  government investigations.

     In October 1998, an action claiming to be a class action was filed against the Company and four of the Company's former officers and directors. The complaint claimed that the Company made false and misleading public announcements and filings with the SEC in connection with the Company's proposed acquisition of American Bankers allegedly in violation of Sections 10(b) and 20(a) on the Securities Exchange Act of 1934, as amended, and that the plaintiff and the alleged class members purchased American Bankers' securities in reliance on these public announcements and filings at inflated prices. On April 26, 1999, the United States District Court for New Jersey found that the class action failed to state a claim upon which relief could be granted and, accordingly, dismissed the class action.

     As previously disclosed, the Company reached a final agreement with plaintiff's counsel representing the class of holders of its PRIDES securities who purchased their securities on or prior to April 15, 1998 to settle their class action lawsuit against the Company through the issuance of a new "Right" for each PRIDES security held. (See Note 7 - Litigation Settlement - for a more detailed description of the settlement).

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

9.   Shareholders' Equity

     During the first quarter of 1999, the Company's Board of Directors authorized an additional $600.0 million of Company common stock to be repurchased under a common share repurchase program, increasing the total authorized amount that can be repurchased under the program to $1.6 billion. The Company has executed this program through open market purchases or privately negotiated transactions, subject to bank credit facility covenants and certain rating agency constraints. As of May 3, 1999, the Company repurchased $1.6 billion (83.9 million shares) of Company common stock under the program and as of March 31, 1999, the Company had repurchased 72.5 million shares costing $1.4 billion.

10.  New Accounting Standard

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

11.  Segment Information

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

     Travel
     Travel services include the franchising of lodging properties and car rental locations, as well as vacation/timeshare exchange services. As a franchiser of guest lodging facilities and car rental agency locations, the Company licenses the independent owners and operators of hotels and car rental agencies to use its brand names. Operational and administrative services are provided to franchisees, which include access to a national reservation system, national advertising and promotional campaigns, co-marketing programs and volume purchasing discounts. As a provider of vacation and timeshare exchange services, the Company enters into affiliation agreements with resort property owners/developers (developers) to allow owners of weekly timeshare intervals (subscribers) to trade their owned weeks with other subscribers. In addition, the Company provides publications and other travel-related services to both developers and subscribers.

     Fleet
     Fleet services primarily consist of fleet and fuel card related products and services provided to corporate clients and government agencies. These services include management and leasing of vehicles, fuel card payment and reporting and other fee-based services for clients' vehicle fleets. The Company leases vehicles primarily to corporate fleet users under operating and direct financing lease arrangements.

     Real Estate Franchise
     The Company licenses the owners and operators of independent real estate brokerage businesses to use its brand names. Operational and administrative services are provided to franchisees, which are designed to increase franchisee revenue and profitability. Such services include advertising and promotions, referrals, training and volume purchasing discounts.

     Relocation
     Relocation services are provided to client corporations for the transfer of their employees. Such services include appraisal, inspection and selling of transferees' homes and providing equity advances to transferees (generally guaranteed by the corporate customer). Additional services provided include certain home management services, assistance in locating a new home at the transferee's destination, consulting services and other related services.

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

     Individual Membership
     Individual membership provides customers with access to a variety of services and discounted products in such areas as retail shopping, travel, auto, dining, home improvement, credit information and special interest/outdoor clubs. The Company affiliates with business partners such as leading financial institutions and retailers to offer membership as an enhancement to their credit card customers. Individual memberships are marketed primarily using direct marketing techniques. Through the Company's membership based online consumer sites, similar products and services are offered over the internet.

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

     Other Services
     In addition to the previously described business segments, the Company also derives revenues from providing a variety of other consumer and business products and services which include the Company's tax preparation services franchise, information technology services, car park facilities, vehicle emergency support and rescue services, credit information services, financial products, published products, welcoming packages to new homeowners, value added-tax refund services to travelers and other consumer-related services.

     Segment Information

                                                           Three Months Ended March 31,
                                                  1999                                1998
                                      ----------------------------         ------------------------------
                                                        Adjusted                               Adjusted
     (In millions)                    Revenues           EBITDA             Revenues            EBITDA
                                      --------         -----------         ----------         -----------
     Travel (1)                       $   272.0        $     144.7         $    265.6          $   149.1
     Fleet                                101.8               39.7               96.6               47.6
     Real Estate Franchise                 96.6               71.4               84.3               59.2
     Relocation                            90.9               17.9               99.7               25.6
     Mortgage                              93.2               44.0               78.0               37.5
     Individual Membership                243.4               11.9              204.1              (15.9)
     Insurance/Wholesale                  139.7               38.3              134.0               39.2
     Other                                267.3(2)            81.8(2)           157.6               59.1
                                      ---------        -----------          ---------          ---------
     Total                            $ 1,304.9        $     449.7          $ 1,119.9          $   401.4
                                      =========        ===========          =========          =========

     (1) Revenues and Adjusted EBITDA for the three months ended March 31, 1999 and 1998 include pre-tax gains of $7.0 million and $17.7 million, respectively, from sales of Avis Rent A Car, Inc. stock in each quarter.

     (2) Includes the financial results of National Parking Corporation, which was acquired in April 1998 and was accounted for under the purchase method of accounting.

     Provided below is a reconciliation of total Adjusted EBITDA for reportable operating segments to the consolidated amounts.

                                                                             Three Months Ended March 31,
     (In millions)                                                              1999             1998
                                                                             ---------         --------
     Adjusted EBITDA for reportable segments                                 $  449.7          $  401.4
     Other charges
       Termination of proposed acquisition                                        7.0               -
       Investigation-related costs                                                1.7               -
       Merger-related costs and other unusual charges (credits)                  (1.3)              3.1
     Depreciation and amortization                                               91.0              63.6
     Interest, net                                                               48.3              18.9
                                                                             --------          --------
     Consolidated income from continuing operations before
       income taxes and minority interest                                    $  303.0          $  315.8
                                                                             ========          ========

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

We operate in four principal divisions - travel related services, real estate related services, alliance marketing related services and other consumer and business services. Our businesses provide a wide range of complementary consumer and business services, which together represent eight business segments. The travel related services businesses facilitate vacation timeshare exchanges, manage corporate and government vehicle fleets and franchise car rental and hotel businesses; the real estate related services businesses franchise real estate brokerage businesses, provide home buyers with mortgages and assist in employee relocation; and the alliance marketing related services businesses provide an array of value driven products and services. Our other consumer and business services include our tax preparation services franchise, information technology services, car parking facility services, vehicle emergency support and rescue services, credit information services, financial products and other consumer-related services.

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

We have changed our focus from making strategic acquisitions of new businesses to maximizing the opportunities and growth potential of our existing businesses. In connection with this change in focus, we intend to review and evaluate our existing businesses to determine whether certain businesses continue to meet our business objectives. As part of our ongoing evaluation of such businesses, we intend from time to time to explore and conduct discussions with regard to divestitures and related corporate transactions. However, we can give no assurance with respect to the magnitude, timing, likelihood, credit implications or other business effect of any possible transaction. We also cannot predict whether any divestiture or other transactions will be consummated or, if consummated, will result in a financial or other benefit to us. We intend to use a portion of the proceeds from future dispositions, if any, together with the proceeds of potential future debt issues and bank borrowings and cash from operations, to retire indebtedness, to repurchase our common stock, in accordance with approvals from our Board of Directors, and for other general corporate purposes. As a result of our aforementioned change in focus and since our implementation during 1998 of a program to divest non-strategic businesses and assets, we completed the sale of two of our business segments; announced our intention to dispose of a third business segment; and divested or announced our intention to divest certain other businesses (see "Liquidity and Capital Resources - Divestitures").

Results of Operations -     Three Months Ended March 31, 1999
                                             vs.
                            Three Months Ended March 31, 1998

Our operating results and the operating results of certain of our underlying business segments are comprised of business combinations accounted for under the purchase method of accounting. Accordingly, the results of operations of such acquired companies have been included in our consolidated operating results and our applicable business segments from the respective dates of acquisition.

The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-operating interest, income taxes, depreciation and amortization, adjusted for other charges which are of a non-recurring or unusual nature and are not included in assessing segment performance or are not segment-specific. Our management believes such discussion is the most informative representation of how management evaluates performance. We have eight reportable operating segments based primarily on the types of services we provide, the consumer base to which marketing efforts are directed and the methods we use to sell services. For additional information, including a description of the services provided in each of our reportable operating segments, see Note 11 to the consolidated financial statements.


Consolidated Results
                                                                    Three Months Ended March 31,
                                                          ------------------------------------------------
(Dollars in millions)                                        1999                1998           % Change
                                                          -----------        -----------       -----------

Net revenues                                              $  1,304.9         $   1,119.9              17%
Operating expenses (1)                                         855.2               718.5              19%
                                                          ----------         -----------
Adjusted EBITDA                                                449.7               401.4              12%
Other charges
   Termination of proposed acquisition                           7.0                 -                 *
   Investigation-related costs                                   1.7                 -                 *
   Merger-related costs and other unusual
     charges (credits)                                          (1.3)                3.1               *
Depreciation and amortization expense                           91.0                63.6              43%
Interest expense, net                                           48.3                18.9             156%
                                                          ----------         -----------
Pre-tax income from continuing operations
   before minority interest                                    303.0               315.8              (4%)
Provision for income taxes                                     106.5               114.6              (7%)
Minority interest, net of tax                                   15.1                 4.9               *
                                                          ----------         -----------
Income from continuing operations                              181.4               196.3              (8%)

Loss from discontinued operations, net of tax                  (12.1)              (23.4)              *
Gain on sale of discontinued operations, net of tax            192.7                 -                 *
                                                          ----------         -----------
Net income                                                $    362.0         $     172.9               *
                                                          ==========         ===========

---------
(1)   Exclusive of other charges and depreciation and amortization expense.
*     Not meaningful.

Revenues and Adjusted EBITDA

Revenues increased $185.0 million (17%) in first quarter 1999 compared to first quarter 1998, which reflected growth in substantially all of our reportable operating segments. Adjusted EBITDA also increased $48.3 million (12%) for the same periods. Significant contributing factors which gave rise to such increases included substantial growth in the volume of mortgage services provided and an increase in the amount of royalty fees received from our franchised brands, principally within the real estate franchise segment. In addition, revenues and Adjusted EBITDA in 1999 included the operating results of National Parking Corporation Limited ("NPC"), which was acquired in April 1998. A detailed discussion of revenues and Adjusted EBITDA trends from 1998 to 1999 is included in the section entitled "Results of Reportable Operating Segments - 1999 vs. 1998."

1999 Other charges

Termination of Proposed Acquisition. On February 4, 1999, we announced our intention not to proceed with the acquisition of RAC Motoring Services ("RACMS") due to certain conditions imposed by the UK Secretary of State for Trade and Industry that we determined to be not commercially feasible and, therefore, unacceptable. We wrote-off $7.0 million of deferred acquisition costs in the first quarter of 1999 in connection with the termination of the proposed acquisition of RACMS.

Investigation-Related Costs. During first quarter 1999, we incurred $1.7 million of professional fees (primarily litigation related) and other miscellaneous expenses in connection with our discovery of accounting irregularities in the former business units of CUC International Inc. ("CUC") and the resulting investigations into such matters.

Merger-Related Costs and Other Unusual Charges (Credits). In January 1999, we completed the sale of our Essex Corporation subsidiary for $8.0 million and recognized a $1.3 million gain on sale. Such gain has been reported as a credit to merger-related costs and other unusual charges. Coincident to the merger which formed Cendant Corporatoin (the "Cendant Merger") the Company had previously recorded an unusual charge related to certain intangible assets of Essex which were determined to be impaired. In first quarter 1998, we recorded an additional $3.1 million of merger-related costs and other unusual charges associated with a change in estimate of the costs to be incurred in connection with the Cendant Merger.

Depreciation and amortization expense

Depreciation and amortization expense increased $27.4 million (43%) in first quarter 1999 versus the comparable prior year quarter as a result of incremental amortization of goodwill and other intangible assets from 1998 acquisitions and increased capital spending primarily to accommodate growth in our businesses.

Interest expense and minority interest, net

Interest expense, net, increased $29.4 million (156%) primarily as a result of an increase in the average debt balance outstanding of approximately $1.7 billion during the three months ended March 1999 when compared with the same period in 1998. Such increase is principally reflective of incremental borrowings used to finance the April 1998 acquisition of NPC. In addition to interest expense on long-term debt, we also incurred $15.1 million of minority interest, net of tax, primarily related to the preferred dividends payable in cash on our FELINE PRIDES and the trust preferred securities issued in March 1998 (see "Liquidity and Capital Resources Financing Exclusive of Management and Mortgage Financing - FELINE PRIDES and Trust Preferred Securities").

Provision for income taxes

Our effective tax rate was reduced from 36.3% in 1998 to 35.1% in 1999 due the favorable impact in 1999 of reduced rates in international tax jurisdictions in which we commenced business operations during 1998.

Discontinued operations

Pursuant to our program to divest non-strategic businesses and assets, we sold our consumer software and classified advertising businesses in January 1999 and December 1998, respectively, and in April 1999 we committed to selling our Entertainment Publications business (see "Liquidity and Capital Resources - Divestitures - Discontinued Operations"). Loss from discontinued operations, net of tax, was $12.1 million in 1999 compared to $23.4 million in 1998 and was comprised of the following operating results:

                                                     Three Months Ended March 31,
                                     --------------------------------------------------------------
                                           1999                            1998
                                     --------------    --------------------------------------------
                                     Entertainment     Entertainment      Consumer       Classified
(In millions)                         Publications      Publications      Software      Advertising
                                     --------------    -------------     ---------      -----------
Net revenues                         $     12.5        $       9.4       $   95.9       $      62.8
Net income (loss)                         (12.1)             (12.4)         (16.9)              5.9


Revenues within the Entertainment Publications segment increased $3.1 million (33%) in 1999 over 1998, primarily due to increased custom publication revenue. Due to the seasonality of the Entertainment Publications and consumer software businesses, net losses have typically been incurred during the first quarter of the year.

We recorded a $192.7 million gain, net of tax, on the sale of discontinued operations in 1999, related to the disposition of our consumer software business.

Results of Reportable Operating Segments - First Quarter 1999 vs.
First Quarter 1998

Three Months Ended March 31,
(Dollars in millions)

                               Revenues                    Adjusted EBITDA                         Adjusted EBITDA
                  -----------------------------------     -----------------------------------    ------------------
                                                 %                                      %              Margin
                    1999          1998        Change        1999         1998        Change        1999       1998
                  ---------    ---------    ---------     --------     ---------    ---------    ---------  -------
Travel            $   272.0    $   265.6          2%      $  144.7     $  149.1         (3%)          53%     56%
Fleet                 101.8         96.6          5%          39.7         47.6        (17%)          39%     49%
Real Estate
    Franchise          96.6         84.3         15%          71.4         59.2         21%           74%     70%
Relocation             90.9         99.7         (9%)         17.9         25.6        (30%)          20%     26%
Mortgage               93.2         78.0         19%          44.0         37.5(2)      17%           47%     48%
Individual
   Membership         243.4        204.1         19%          11.9        (15.9)         *             5%     (8%)
Insurance/
   Wholesale          139.7        134.0          4%          38.3         39.2         (2%)          27%     29%
Other                 267.3        157.6         70%          81.8(1)      59.1(2)      38%           31%     38%
                  ---------    ---------                  --------     --------
Total             $ 1,304.9     $1,119.9         17%      $  449.7     $  401.4         12%           34%     36%
                  =========     ========                  ========     ========

-----------------
(1) Excludes (i) a $7.0 million write-off of deferred acquisition costs in connection with the termination of the proposed acquisition of RAC Motoring Services; (ii) $1.7 million of investigations costs; and (iii) a $1.3 million gain on the sale of Essex Corporation, a Company subsidiary.
(2) Excludes $3.1 million of Unusual Charges comprised of $1.9 million and $1.2 million incurred within the Mortgage segment and Other segment, respectively.
*    Not meaningful.

Travel

Revenues increased $6.4 million (2%) and Adjusted EBITDA decreased $4.4 million (3%) in first quarter 1999 compared to first quarter 1998. Excluding a $10.7 million decrease in gains from the sale of portions of our equity investment in the car rental operations of Avis Rent A Car, Inc. ("ARAC") from $17.7 million in 1998 to $7.0 million in 1999, revenues increased $17.0 million (7%) and Adjusted EBITDA increased $6.3 million (5%) in 1999 over 1998. Contributing to the revenue and Adjusted EBITDA increase was a $10.8 million (9%) increase in franchise fees, consisting of increases in lodging and car rental franchise fees of $6.5 million (8%) and $4.3 million (12%), respectively. Our franchise businesses experienced incremental growth in first quarter 1999 compared to first quarter 1998, primarily due to increases in available rooms (26,000 incremental rooms domestically), revenue per available room and car rental days. Timeshare subscription and exchange revenue increased $8.5 million (10%) as a result of a 6% increase in average membership volume and an 8% increase in the number of exchanges. Average combined fees per timeshare member increased 3%, which was attributable to increases in both exchange fees and membership fees. A 17% increase in operating expenses and a 10% increase in marketing and reservation fund expenses, which were attributable to increased volumes and were offset by increased marketing and reservation revenues received from franchisees, substantially contributed to a $10.7 million increase in total expenses. The Adjusted EBITDA margin decreased to 53% in 1999 from 56% in 1998. Excluding the decrease in gains from our aforementioned sales of ARAC stock, the Adjusted EBITDA margin was 52% in 1999 and 53% in 1998.

Fleet

Revenues increased $5.2 million (5%) and Adjusted EBITDA decreased $7.9 million (17%) in first quarter 1999 compared to first quarter 1998. Contributing to the revenue increase was a 10% increase in service fee revenue and a 1% increase in fleet leasing revenue. The number of service cards and leased vehicles increased by approximately 562,300 (16%) and 22,100 (7%), respectively. Increased operating expenses associated with the development of new products, higher borrowing costs and the receipt in 1998 of access fees related to a key vendor arrangement contributed to the decrease in Adjusted EBITDA from first quarter 1998 to first quarter 1999. The Adjusted EBITDA margin decreased to 39% in 1999 from 49% in 1998.

Real Estate Franchise

Revenues and Adjusted EBITDA increased $12.3 million (15%) and $12.2 million (21%), respectively, in first quarter 1999 compared to first quarter 1998. Royalty fees increased for the CENTURY 21(R), COLDWELL BANKER(R) and ERA(R) franchise brands collectively by $12.1 million (17%) primarily as a result of a 14% increase in home sales by franchisees and an 8% increase in the average price of homes sold. Home sales by franchisees benefited from strong first quarter 1999 existing U.S. home sales, as well as from expansion of our franchise system. Since most costs associated with the Real Estate Franchise business do not vary significantly with home sale volumes or royalty revenues, the increase in royalty revenues contributed to an improvement of the Adjusted EBITDA margin from 70% to 74%.

Relocation

Revenues and Adjusted EBITDA decreased $8.8 million (9%) and $7.7 million (30%), respectively, in first quarter 1999 compared to first quarter 1998. The Adjusted EBITDA margin decreased from 26% to 20%. The primary cause of the revenue and Adjusted EBITDA declines was the sale in the third quarter of 1998 of certain niche-market asset management operations, which reduced revenues and Adjusted EBITDA by $5.7 million and $4.0 million, respectively. Additionally in 1998, revenues and Adjusted EBITDA benefited from an improvement in receivable collections, which permitted a $4.7 million reduction in billing reserve requirements. Excluding these two items in 1998, revenues and Adjusted EBITDA increased modestly in 1999 over 1998. As a result of management's efforts to renegotiate certain contracts, average fees have increased offsetting reduced volumes in home sales, revenue producing referrals to third parties and household goods moves. In addition, global services revenue and Adjusted EBITDA improved in 1999. Also in 1999, revenues and Adjusted EBITDA were negatively impacted by higher borrowing costs and lower interest income from customers. Operating expenses decreased $4.5 million, principally from cost savings in regional operations, reduced government home sale expenses and the sale of certain asset management operations discussed above. These expense reductions were partially offset by increased investment in information technology.

Mortgage

Revenues and Adjusted EBITDA increased $15.2 million (19%) and $6.5 million (17%), respectively, in first quarter 1999 compared to first quarter 1998, primarily due to substantial growth in mortgage origination. The Adjusted EBITDA margin decreased from 48% to 47%, as higher revenues were offset by higher operating expenses related to increases in hiring, technology and capacity, which we planned to support continued growth. Mortgage closings increased, including a shift to more profitable sales and processing channels, and were responsible for the majority of the segment's revenue growth. Mortgage closings increased $1.9 billion (40%) to $6.8 billion, while average production fees decreased 6 basis points, resulting in a $17.6 million net increase in production revenues. The decrease in the average fees resulted from the shift to more profitable processing channels being offset by increased competitive pressures in the mortgage lending market. Although the servicing portfolio grew $14.5 billion (47%), net servicing revenue decreased $1.7 million, with average servicing fees declining 3 basis points due to increased amortization of the servicing asset.

Individual Membership

Revenues and Adjusted EBITDA increased $39.3 million (19%) and $27.8 million, respectively, in first quarter 1999 compared to first quarter 1998. The Adjusted EBITDA margin improved from negative 8% to 5% for the same period. The revenue growth resulted principally from an $18.5 million increase in billings due to an increase in the average price of a membership and a $12.8 million increase due to the acquisition of a company in April 1998 that, among other services, provides members with access to their personal credit information. Also contributing to the revenue growth were increased product sales and service fees from newly acquired and existing individual members. The increase in the Adjusted EBITDA margin is due primarily to the revenue increases, since many of the infrastructure costs associated with providing services to members are not dependent on revenue volume. There was also a reduction in solicitation spending, as we further refined the targeted audiences for our direct marketing efforts.

Insurance/Wholesale

Revenues increased $5.7 million (4%) in first quarter 1999 compared to first quarter 1998 due primarily to customer growth, which resulted from increases in affiliations with financial institutions. Adjusted EBITDA decreased $0.9 million (2%) for the same periods. Domestic revenues and Adjusted EBITDA decreased $2.2 million (2%) and $2.5 million (7%), respectively. These decreases were due primarily to non-recurring benefits in the first quarter of 1998 related to the negotiation of new terms on a primary reinsurance contract. Excluding such benefit, domestic revenues increased $3.3 million (3%) while Adjusted EBITDA increased $3.0 million (10%) in 1999 over 1998. International revenues and Adjusted EBITDA increased $7.8 million (29%) and $1.6 million (45%), respectively, due primarily to a 45% increase in customers. Domestic operations, which comprised 75% and 80% of segment revenues in 1999 and 1998, respectively, are generating higher Adjusted EBITDA margins than international operations as a result of continued expansion costs incurred internationally to penetrate new markets. For the segment as a whole, the Adjusted EBITDA margin decreased from 29% in 1998 to 27% in 1999. The Adjusted EBITDA margin for domestic operations was 32% in 1999, versus 33% in 1998, (including the 1998 non-recurring reinsurance contract benefit). The Adjusted EBITDA margin for international operations was 15% for 1999, versus 13% in 1998.

Other Services

Revenues and Adjusted EBITDA increased $109.7 million (70%) and $22.7 million (38%), respectively, in first quarter 1999 compared to first quarter 1998. Revenues increased primarily as a result of the April 1998 acquisition of NPC, the largest private car park operator in the UK, which contributed $130.1 million to 1999 revenues. The revenue increase attributable to the NPC acquisition was partially offset by $6.5 million of revenue reductions related to our NUMA genealogy subsidiary exiting less profitable channels, $4.9 million of revenue reductions in our information technology business unit ("WizCom"), primarily due to the expiration of certain licensing agreements, and $4.5 million due to the sale of our Essex financial products distribution business in January 1999. The $22.7 million increase in Adjusted EBITDA was primarily due to $36.4 million related to the NPC acquisition, a $7.1 million increase in income and gains related to our financial investments and $6.5 million from an agreement which originated in the second quarter of 1998. These increases were partially offset by $9.7 million in gains (primarily insurance recoveries) in the first quarter of 1998, an $8.3 million increase in corporate technology and infrastructure costs and $5.7 million related to reduced WizCom revenues combined with increased costs.

Liquidity and Capital Resources

Divestitures
Discontinued Operations. Pursuant to our program to divest non-strategic businesses and assets in order to focus on our core businesses, repay debt and repurchase our common stock (see "Overview") on April 21, 1999, we announced that our Board of Directors approved our plan to pursue the sale of our Entertainment Publications, Inc. ("EPub") business segment. We engaged a third party to manage the sale process. EPub sells discount programs to schools, community groups and other organizations, which typically provide the discount programs to individuals in the form of local discount coupon books, gift wrap and other seasonal items. EPub solicits restaurants, hotels, theaters, sporting events, retailers and other businesses which agree to offer services and/or merchandise at discount prices.

On January 12, 1999, we completed the sale of Cendant Software Corporation ("CDS") for $800.0 million in cash. We realized a net gain of $390.5 million on the disposition of CDS and recognized $192.7 million of such gain in 1999, which was based upon the finalization of the closing date balance sheet at the sale date. The remaining gain was previously recognized in the fourth quarter of 1998. On December 15, 1998, we completed the sale of Hebdo Mag International, Inc. ("Hebdo Mag") to its former 50% owners for $314.8 million in cash and 7.1 million shares of our common stock.

Other. On April 21, 1999, we announced that we reached a definitive agreement to sell our National Leisure Group (NLG) subsidiary. Proceeds and the gain from sale will not be material to our financial position or operating results. NLG is a leading retailer of cruise and vacation packages.

On January 12, 1999, we completed the sale of our Essex Corporation ("Essex) subsidiary for $8.0 million and realized a gain on sale of $1.3 million. Essex is a third-party marketer of financial products for banks, primarily marketing annuities, mutual funds and insurance products through financial institutions.

Financing (exclusive of Management and Mortgage Program Financing)

We believe that we have sufficient liquidity and access to liquidity through various sources, including our ability to access public equity and debt markets and financial institutions. We currently have a $1.25 billion term loan facility in place as well as committed back-up facilities totaling $1.75 billion, of which $1.70 billion is currently undrawn and available. Our long-term debt was $3.4 billion at March 31, 1999 which substantially consisted of $2.1 billion of publicly issued fixed rate debt and $1.25 billion of borrowings under a term loan facility.

Credit Facilities
Our primary credit facility consists of (i) a $750 million, five-year revolving credit facility (the "Five Year Revolving Credit Facility") and (ii) a $1 billion, 364-day revolving credit facility (the "364 Day Revolving Credit Facility") (collectively the "Revolving Credit Facilities"). The 364 Day Revolving Credit Facility will mature on October 29, 1999 but may be renewed on an annual basis for an additional 364 days upon receiving lender approval. The Five-Year Revolving Credit Facility will mature on October 1, 2001. Borrowings under the Revolving Credit Facilities, at our option, bear interest based on competitive bids of lenders participating in the facilities, at prime rates or at LIBOR, plus a margin of approximately 75 basis points. We are required to pay a per annum facility fee of .175% and .15% of the average daily unused commitments under the Five Year Revolving Credit Facility and 364 Day Revolving Credit Facility, respectively. The interest rates and facility fees are subject to change based upon credit ratings on our senior unsecured long-term debt by nationally recognized debt rating agencies. The Revolving Credit Facilities contain certain restrictive covenants including restrictions on indebtedness, mergers, liquidations and sale and leaseback transactions and requires the maintenance of certain financial ratios, including a 3:1 minimum interest coverage ratio and a maximum debt-to-capitalization ratio of 0.5:1.

Term Loan Facilities
On February 9, 1999, we replaced a 364-day, $3.25 billion term loan facility with a new two-year term loan facility (the "Term Loan Facility") which provides for borrowings of $1.25 billion. The Term Loan Facility bears interest at LIBOR plus a margin of approximately 100 basis points and is payable in five consecutive quarterly installments beginning on the first anniversary of the closing date. The Term Loan Facility contains certain restrictive covenants, which are substantially similar to and consistent with the covenants in effect for our Revolving Credit Facilities. We used $1.25 billion of the proceeds from the Term Loan Facility to refinance the majority of the outstanding borrowings under a former term loan facility.

7 1/2% and 7 3/4% Senior Notes
We filed a shelf registration statement with the Securities and Exchange Commission ("SEC"), effective November 1998, which provided for the aggregate issuance of up to $3 billion of debt and equity securities. Pursuant to such registration statement, we issued $1.55 billion of Senior Notes (the "Notes") in two tranches, consisting of $400 million principal amount of 7 1/2% Senior Notes due December 1, 2000 and $1.15 billion principal amount of 7 3/4% Senior Notes due December 1, 2003. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on June 1, 1999. The Notes may be redeemed, in whole or in part, at any time, at our option at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (i) the face value of the Notes or (ii) the sum of the present values of the remaining scheduled payments discounted at the treasury rate plus a spread as defined in the indenture. The offering was a component of a plan designed to refinance an aggregate of $3.25 billion of borrowings under our former term loan facility, based on provisions contained in the indenture. Net proceeds from the offering were used to repay $1.3 billion of borrowings under such term loan facility and for general corporate purposes, which included the purchase of our common stock.

FELINE PRIDES and Trust Preferred Securities
Through our wholly owned subsidiary, Cendant Capital I (the "Trust"), a statutory business Trust formed under the laws of the State of Delaware, we have an outstanding issuance of 29.9 million FELINE PRIDES, each with a face amount of $50 per PRIDE and 2.3 million trust preferred securities. Proceeds of $1.5 billion from the original issuance of the FELINE PRIDES were invested by the Trust in our 6.45% Senior Debentures due 2003 (the "Debentures), which represents the sole asset of the Trust. The obligations of the Trust related to the FELINE PRIDES and trust preferred securities are unconditionally guaranteed by us to the extent we make payments pursuant to the Debentures. The issuance of the FELINE PRIDES and trust preferred securities, resulted in the utilization of approximately $3 billion of availability under a $4 billion shelf registration statement. At March 31, 1999, the FELINE PRIDES consisted of approximately 27.8 million Income PRIDES and 2.1 million Growth PRIDES (Income PRIDES and Growth PRIDES hereinafter referred to as "PRIDES"). The Income PRIDES consist of trust preferred securities and forward purchase contracts under which the holders are required to purchase our common stock in February 2001. The Growth PRIDES consist of zero coupon U.S. Treasury securities and forward purchase contracts under which the holders are required to purchase our common stock in February 2001. The stand-alone trust preferred securities and the trust preferred securities forming a part of the Income PRIDES, each with a face amount of $50, bear interest, in the form of preferred stock dividends, at the annual rate of 6.45%, payable in cash. Payments under the forward purchase contract forming a part of the Income PRIDES are made by us in the form of a contract adjustment payment at an annual rate of 1.05%. Payments under the forward purchase contract forming a part of the Growth PRIDES are made by us in the form of a contract adjustment payment at an annual rate of 1.30%. The forward purchase contracts require the holder to purchase a minimum of 1.0395 shares and a maximum of
1.3514 shares of our common stock per PRIDES security, depending upon the average of the closing price per share of our common stock for a 20 consecutive day period ending in mid-February of 2001. We have the right to defer the contract adjustment payments and the payment of interest on its Debentures to the Trust. Such election will subject us to certain restrictions, including restrictions on making dividend payments on our common stock until all such payments in arrears are settled.

On March 17, 1999, we reached a final agreement to settle a class action lawsuit that was brought on behalf of the holders of PRIDES securities who purchased their securities on or prior to April 15, 1998. Under the terms of the final agreement, only holders who owned PRIDES at the close of business on April 15, 1998 will be eligible to receive a new additional "Right" for each PRIDES security held. At any time during the life of the Rights (expires February
2001), holders may (i) sell them or (ii) exercise them by delivering to us three Rights together with two PRIDES in exchange for two new PRIDES (the "New PRIDES"). The terms of the New PRIDES will be the same as the original PRIDES except that the conversion rate will be revised so that, at the time the Rights are distributed, each New PRIDES will have a value equal to $17.57 more than each original PRIDES, or, in the aggregate, approximately $351.0 million. The final agreement also requires us to offer to sell four million additional PRIDES (having identical terms to currently outstanding PRIDES) to holders of Rights for cash, at a value which will be based on the valuation model that was utilized to set the conversion rate of the New PRIDES. The offering of additional PRIDES will be made only pursuant to a prospectus filed with the SEC. We currently expect to use the proceeds of such an offering for general corporate purposes. The arrangement to offer additional PRIDES is designed to enhance the trading value of the Rights by removing up to six million Rights from circulation via exchanges associated with the offering and to enhance the open market liquidity of New PRIDES by creating four million New PRIDES via exchanges associated with the offering. If holders of Rights do not acquire all such PRIDES, they will be offered to the public. Under the settlement agreement, we also agreed to file a shelf registration statement for an additional 15 million special PRIDES, which could be issued by us at any time for cash. However, during the last 30 days prior to the expiration of the Rights in February 2001, we will be required to make these additional PRIDES available to holders of Rights at a price in cash equal to 105% of their theoretical value. The special PRIDES, if issued, would have the same terms as the currently outstanding PRIDES and could be used to exercise Rights. Based on a market price of $18.00 the closing price per share of our common stock on May 10, 1999 the effect of the issuance of the New PRIDES will be to distribute approximately 18 million more shares of our common stock when the mandatory purchase of our common stock associated with the PRIDES occurs in February 2001. This represents approximately 2% more shares of our common stock than are currently outstanding.

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

3% Convertible Subordinated Notes
We have an outstanding issuance of $550.0 million principal amount of 3% Convertible Subordinated Notes (the "3% Notes") due 2002. Each $1,000 principal amount of 3% Notes is convertible into 32.6531 shares of our common stock subject to adjustment in certain events. The 3% Notes may be redeemed at our option at any time on or after February 15, 2000, in whole or in part, at the appropriate redemption prices (as defined in the indenture governing the 3% Notes) plus accrued interest to the redemption date. The 3% Notes will be subordinated in right of payment to all existing and future Senior Debt (as defined in our indenture governing the 3% Notes).

Financing Related to Management and Mortgage Programs

Our PHH subsidiary operates our mortgage, fleet and relocation services businesses as a separate public reporting entity and supports purchases of leased vehicles and originated mortgages and advances under relocation contracts primarily by issuing commercial paper and medium term notes and maintaining securitized obligations. Such financing is not classified based on contractual maturities, but rather is included in liabilities under management and mortgage programs rather than long-term debt since such debt corresponds directly with high quality related assets. PHH continues to pursue opportunities to reduce its borrowing requirements by securitizing increasing amounts of its high quality assets. We currently have an agreement, expiring 2001 under which an unaffiliated Buyer (the "Buyer") commits to purchase, at our option, mortgage loans originated by us on a daily basis, up to the Buyer's asset limit of $2.4 billion. Under the terms of this sale agreement, we retain the servicing rights on the mortgage loans sold to the Buyer and provide the Buyer with options to sell or securitize the mortgage loans into the secondary market. At March 31, 1999, we were servicing approximately $1.8 billion of mortgage loans owned by the Buyer.

PHH debt is issued without recourse to the parent company. Our PHH subsidiary expects to continue to maximize its access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, our PHH subsidiary utilizes the United States, European and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, our PHH subsidiary will continue to utilize the public and private debt markets as sources of financing. Augmenting these sources, our PHH subsidiary will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. PHH's aggregate borrowings at the underlying balance sheet dates were as follows:
                                                   March 31,       December 31,
         (In billions)                               1999             1998
                                                -------------     -------------
         Commercial paper                       $         2.2     $        2.5
         Medium-term notes                                2.3              2.3
         Securitized obligations                          1.7              1.9
         Other                                            0.1              0.2
                                                -------------     ------------
                                                $         6.3     $        6.9
                                                =============     ============

PHH has an effective shelf registration statement on file with the SEC providing for the aggregate issuance of up to $3.0 billion of medium-term note debt securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. As of March 31, 1999, PHH had approximately $2.3 billion of medium-term notes outstanding under this shelf registration statement. Proceeds from future offerings will continue to be used to finance assets PHH manages for its clients and for general corporate purposes.

Securitized Obligations
Our PHH subsidiary maintains four separate financing facilities, the outstanding borrowings of which are securitized by corresponding assets under management and mortgage programs. Such securitized obligations are described below.

Mortgage Facility. Our PHH subsidiary maintains a 364-day financing agreement, expiring in December 1999, to sell mortgage loans under an agreement to repurchase (the "Agreement") such mortgages. The Agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the Agreement. The total commitment under this Agreement is $500.0 million and is renewable on an annual basis at the discretion of the Lender in accordance with the securitization agreement. Mortgage loans financed under this Agreement at March 31, 1999 totaled $336.5 million.

Relocation Facilities. Our PHH subsidiary maintains a 364-day asset securitization agreement, expiring December 1999 under which an unaffiliated buyer has committed to purchase an interest in the rights to payment related to certain relocation receivables of PHH. The revolving purchase commitment provides for funding up to a limit of $325.0 million. Under the terms of this agreement, our PHH subsidiary retains the servicing rights related to the relocation receivables. At March 31, 1999, our PHH subsidiary was servicing $248.3 million of assets which were funded under this agreement.

Our PHH subsidiary also maintains an asset securitization agreement, with a separate unaffiliated buyer, which has a purchase commitment up to a limit of $350.0 million. The terms of this agreement are similar to the aforementioned facility, with PHH retaining the servicing rights on the right of payment. At March 31, 1999, PHH was servicing $100.0 million of assets eligible for purchase under this agreement.

Fleet Facilities. Our PHH subsidiary maintains two secured financing transactions each expiring December 2003 through its two wholly owned subsidiaries, TRAC Funding and TRAC Funding II. Such subsidiaries hold secured leased assets (specified beneficial interests in a trust, which owns the leased vehicles and the leases). Secured leased assets held by the subsidiaries totaling $600.0 million and $725.3 million, respectively, were initially contributed by PHH. At March 31, 1999, outstanding loans to TRAC Funding and TRAC Funding II, amounted to $446.9 million and $536.9 million, respectively, and were secured by the specified beneficial interests in the trust. Monthly loan repayments conform to the amortization of the leased vehicles with the repayment of the outstanding loan balance required at time of disposition of the vehicles. Interest on the loans is based upon the conduit commercial paper issuance cost and committed bank lines priced on a LIBOR basis. Repayments of loans are limited to the cash flows generated from the leases represented by the specified beneficial interests in the trust.

Other
To provide additional financial flexibility, PHH's current policy is to ensure that minimum committed facilities aggregate 100 percent of the average amount of outstanding commercial paper. PHH maintains $2.65 billion of unsecured committed credit facilities, which are backed by domestic and foreign banks. The facilities are comprised of $1.25 billion of syndicated lines of credit maturing in March 2000 and $1.25 billion of syndicated lines of credit maturing in the year 2002. In addition, PHH has a $150 million revolving credit facility, which matures in December 1999, and other uncommitted lines of credit with various financial institutions, which were unused at March 31, 1999. Our management closely evaluates not only the credit of the banks but also the terms of the various agreements to ensure ongoing availability. Our management believes that our current policy provides adequate protection should volatility in the financial markets limit PHH's access to commercial paper or medium-term notes funding. PHH continuously seeks additional sources of liquidity to accommodate PHH asset growth and to provide further protection from volatility in the financial markets.

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

Pursuant to a covenant in PHH's Indenture with The First National Bank of Chicago, as trustee, relating to PHH's medium-term notes, PHH is restricted from paying dividends, making distributions or making loans to us to the extent that such payments are collectively in excess of 40% of PHH's consolidated net income (as defined in the covenant) for each fiscal year, provided however, that PHH can distribute to us 100% of any extraordinary gains from asset sales and capital contributions previously made to PHH by us. Notwithstanding the foregoing, PHH is prohibited under such covenant from paying dividends or making loans to us if upon giving effect to such dividends and/or loan, PHH's debt to equity ratio exceeds 8 to 1, at the time of the dividend or loan, as the case may be.

Litigation

In April 1998, we publicly announced that we discovered accounting irregularities in the former business units of CUC. Such discovery prompted investigations into such matters by us and the Audit Committee of our Board of Directors. As a result of the findings from the investigations, we restated our previously reported financial results for 1997, 1996 and 1995. Since such announcement, more than 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on our behalf and several individual lawsuits have been filed in various courts against us and other defendants. The majority of these actions were all filed in or transferred to the United States District Court for the District of New Jersey, where they are pending before Judge William H. Walls and Magistrate Judge Joel A. Pisano. The Court has ordered consolidation of many of the actions.

The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised us that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the investigations, we made all adjustments considered necessary which are reflected in our restated financial statements. However, we can provide no assurances that additional adjustments will not be necessary as a result of these government investigations.

In October 1998, an action claiming to be a class action was filed against us and four of our former officers and directors. The complaint claimed that we made false and misleading public announcements and filings with the SEC in connection with our proposed acquisition of American Bankers allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and that the plaintiff and the alleged class members purchased American Bankers' securities in reliance on these public announcements and filings at inflated prices. On April 26, 1999, the United States District Court for New Jersey found that the class action failed to state a claim upon which relief could be granted and, accordingly, dismissed the class action.

As previously disclosed, we reached an agreement with plaintiffs' counsel representing the class of holders of our PRIDES securities who purchased their securities on or prior to April 15, 1998 to settle their class action lawsuit against us through the issuance of a new "Right" for each PRIDES security held. See "Liquidity and Capital Resources - FELINE PRIDES and Trust Preferred Securities" for a more detailed description of the settlement.

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

Credit Ratings

Our long-term debt credit ratings by Duff & Phelps Credit Rating Co. ("DCR"), Standard & Poor's Corporation ("S&P") and Moody's Investors Service Inc. ("Moody's") remain A-, BBB and Baal, respectively. PHH's long-term and short-term credit ratings remain A+/F1, A+/D1, A-/A2 and A3/P2 with Fitch IBCA, DCR, S&P and Moody's, respectively. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time).

Share Repurchase Program

During the first quarter of 1999, our Board of Directors authorized an additional $600.0 million of our common stock to be repurchased under a common share repurchase program, increasing the total authorized amount that can be repurchased under the program to $1.6 billion. We have executed this program through open-market purchases or privately negotiated transactions. As of May 3, 1999, we repurchased a total of $1.6 billion (83.9 million shares) of our common stock under the program and, including the 7.1 million shares acquired as part of the sale of Hebdo Mag, we have reduced our shares outstanding by more than 10.5% since inception of the program. As of March 31, 1999, we had repurchased
72.5 million shares costing $1.4 billion under the program. Subject to bank credit facility covenants, certain rating agency constraints and authorization from our Board of Directors, we anticipate expanding the program, although we can give no assurance with respect to the timing, likelihood or amount of future repurchases under the program.

Cash Flows

We generated $911.9 million of cash flows from operations in first quarter 1999 representing a $777.5 million increase from first quarter 1998. The increase in cash flows from operations was primarily due to a $619.8 million net decrease in mortgage loans held for sale which reflects larger loan sales to the secondary markets in proportion to loan originations.

We generated $244.2 million in cash flows from investing activities in first quarter 1999 representing a $1.7 billion increase from first quarter 1998. The incremental cash flows from investing activities was primarily attributable to $800.0 million of cash proceeds received in first quarter 1999 from the sale of CDS, our former software segment, and first quarter 1998 acquisitions, including Jackson Hewitt, Inc. and The Harpur Group Ltd. Cash flows used in financing activities of approximately $1.7 billion consisted primarily of $1.1 billion in Company common stock repurchases pursuant to our share repurchase program and $570.4 million of net repayments on fundings of our investments in assets under management and mortgage programs.

Capital Expenditures
In first quarter 1999, $62.6 million was invested in property and equipment to support operational growth and enhance marketing opportunities. In addition, technological improvements were made to improve operating efficiencies. Capital spending in 1999 has included the development of integrated business systems and other investments in information systems within several of our segments as well as additions to car park properties for our NPC subsidiary. We anticipate investing approximately $260.0 million in capital expenditures in 1999.

Year 2000 Compliance

The following disclosure is a Year 2000-readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

The Year 2000 presents the risk that information systems will be unable to recognize and process date-sensitive information properly from and after January 1, 2000. To minimize or eliminate the effect of the Year 2000 risk on our business systems and applications, we are continually identifying, evaluating, implementing and testing changes to our computer systems, applications and software necessary to achieve Year 2000 compliance. We implemented a Year 2000 initiative in March 1996 that has now been adopted by all of our business units. As part of such initiative, we have selected a team of managers to identify, evaluate and implement a plan to bring all of our critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The Year 2000 initiative consists of four phases: (i) identification of all critical business systems subject to Year 2000 risk (the "Identification Phase"); (ii) assessment of such business systems and applications to determine the method of correcting any Year 2000 problems (the "Assessment Phase"); (iii) implementing the corrective measures (the "Implementation Phase"); and (iv) testing and maintaining system compliance (the "Testing Phase"). We have substantially completed the Identification and Assessment Phases and have identified and assessed five areas of risk: (i) internally developed business applications;
(ii) third party vendor software, such as business applications, operating systems and special function software; (iii) computer hardware components; (iv) electronic data transfer systems between us and our customers; and (v) embedded systems, such as phone switches, check writers and alarm systems. Although no assurances can be made, we believe that we have identified substantially all of our systems, applications and related software that are subject to Year 2000 compliance risk and have either implemented or initiated the implementation of a plan to correct such systems that are not Year 2000 compliant. In addition, as part of its assessment process we are developing contingency plans as necessary. Substantially all of our mission critical systems have been remediated during 1998. However, we cannot directly control the timing of certain Year 2000 compliant vendor products and in certain situations, exceptions to the December 1998 date have been authorized. The Company is closely monitoring those situations and intends to complete testing efforts and any contingency implementation efforts prior to December 31, 1999. Although we have begun the Testing Phase, we do not anticipate completion of the Testing Phase until sometime prior to December 1999.

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

The total cost of our Year 2000 compliance plan is anticipated to be $55 million. Approximately $37 million of these costs had been incurred through March 31, 1999, and we expect to incur the balance of such costs to complete the compliance plan. We have been expensing and capitalizing the costs to complete the compliance plan in accordance with appropriate accounting policies. Variations from anticipated expenditures and the effect on our future results of operations are not anticipated to be material in any given year. However, if Year 2000 modifications and conversions are not made including modifications by our third party service providers, or are not completed in time, the Year 2000 problem could have a material impact on our operations, cash flows and financial condition. At this time we believe the most likely "worst case" scenario involves potential disruptions in our operations as a result of the failure of services provided by third parties.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In recurring operations, we must deal with effects of changes in interest rates and currency exchange rates. The following discussion presents an overview of how such changes are managed and a view of their potential effects.

We use various financial instruments, particularly interest rate and currency swaps and currency forwards, to manage our respective interest rate and currency risks. We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. Established practices require that derivative financial instruments relate to specific asset, liability or equity transactions or to currency exposures.

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

o    One  means  of   assessing   exposure  to  interest   rate   changes  is  a
     duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical 10% change in interest rates across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such a decrease would not materially impact our 1999 net earnings based on current positions.

o One means of assessing exposure to changes in currency exchange rates is to model effects on future earnings using a sensitivity analysis. Year-end 1998 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify our assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured
     assuming a 10% change   in currency  exchange rates compared with
     the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would not materially impact our 1999 net earnings based on current positions.

The categories of primary market risk exposure to us are: (i) long-term U.S. interest rates due to mortgage loan origination commitments and an investment in mortgage loans held for resale; (ii) short-term interest rates as they impact vehicle and relocation receivables; and (iii) LIBOR and commercial paper interest rates due to their impact on variable rate borrowings.

Item 5.    Other Information

Provided below is unaudited quarterly financial data for 1998 and 1997, restated to reflect the classification of Entertainment Publications, Inc., ("EPub") a Company subsidiary, as a discontinued operation. The underlying per share information is calculated from the weighted average shares outstanding during each quarter, which fluctuate based on quarterly income levels. Therefore, the sum of the quarters may not equal the total year amounts. The Company had previously restated its audited financial statements as of December 31, 1998 and 1997 and for each of the years in the three year period ended December 31, 1998 to reflect the classification of EPub as a discontinued operation. The Company filed such restated audited financial statements on Form 10-K/A with the Securities and Exchange Commission on May 13, 1999. The quarterly information included herein reflects a refinement of Note 28 - Selected Quarterly Financial Data (Unaudited) to the aforementioned Form 10-K/A with respect to the quarterly allocation of income taxes between continuing operations and discontinued operations (EPub). The total year results were not affected by such refinement.




                                                                             1998
                                               ----------------------------------------------------------------------
       (In millions, except per share data)      First       Second          Third        Fourth           Total Year
                                               --------    ---------     -----------    -----------       -----------
       Net revenues                            $1,119.9    $ 1,272.3     $   1,362.0    $   1,332.4       $   5,086.6
                                               --------    ---------     -----------    -----------       -----------

       Expenses:
         Operating                                311.6        437.0           518.1(2)       454.8           1,721.5
         Marketing and reservation                264.8        291.3           297.2          305.2           1,158.5
         General and administrative               142.1        150.3           182.0          174.3             648.7
         Depreciation and amortization             63.6         84.3            86.5           79.6             314.0
         Other charges                              3.1          4.7(1)         76.4(3)       754.1(4)          838.3
         Interest expense, net                     18.9         22.9            31.0           41.1             113.9
                                               --------     --------     -----------    -----------       -----------
       Total expenses                             804.1        990.5         1,191.2        1,809.1           4,794.9
                                               --------     --------     -----------    -----------       -----------
       Income (loss) before income taxes and
        minority interest                         315.8        281.8           170.8         (476.7)            291.7
       Provision for (benefit from)
           income taxes                           114.6        100.1            57.8         (177.1)             95.4
       Minority interest, net of tax                4.9         14.9            14.5           16.3              50.6
                                               --------     --------     -----------    -----------       -----------
       Income (loss) from continuing operations   196.3        166.8            98.5         (315.9)            145.7
       Income (loss) from discontinued
         operations, net of tax                   (23.4)       (13.8)           12.5           13.9             (10.8)
       Gain on sale of discontinued operations,
         net of tax                                 -            -               -            404.7(5)          404.7
                                               --------   ----------     -----------    -----------       -----------
       Net income                              $  172.9   $    153.0     $     111.0    $     102.7       $     539.6
                                               ========   ==========     ===========    ===========       ===========
       Per share information:
         Basic
          Income (loss) from continuing
             operations                        $   0.23   $     0.22     $      0.12    $     (0.37)      $      0.17
          Net income                           $   0.21   $     0.18     $      0.13    $      0.12       $      0.64
          Weighted average shares                 838.7        850.8           850.8          850.0             848.4

         Diluted
          Income (loss) from continuing
             operations                        $   0.22   $     0.19     $      0.12    $     (0.37)      $       0.16
           Net income                          $   0.20   $     0.18     $      0.13    $      0.12       $       0.61
           Weighted average shares                908.5        900.9           877.4          850.0              880.4



                                                                                  1997
                                               ----------------------------------------------------------------------
                                                  First       Second         Third         Fourth         Total Year
                                               --------     ----------     ---------    ------------     ------------
       Net revenues                            $  936.7     $   990.3      $ 1,095.1    $   1,029.8      $    4,051.9
                                               --------     ---------      ---------    -----------      ------------

       Expenses:
         Operating                                286.1         279.6          300.5          313.2           1,179.4
         Marketing and reservation                222.5         249.3          278.5          281.5           1,031.8
         General and administrative               157.9         139.1          145.0          185.8             627.8
         Depreciation and amortization             55.4          57.0           56.7           59.9             229.0
         Other charges                              -           278.9(6)         -            425.2(7)          704.1
         Interest expense, net                     10.1          12.8           13.5           14.2              50.6
                                               --------     ---------      ---------    -----------      ------------
       Total expenses                             732.0       1,016.7          794.2        1,279.8           3,822.7
                                               --------     ---------      ---------    -----------      ------------
       Income (loss) before income taxes and
        minority interest                         204.7         (26.4)         300.9         (250.0)            229.2
       Provision for (benefit from)
        income taxes                               82.5          31.2          122.2          (55.8)            180.1
                                               --------     ---------      ---------    ------------     ------------
       Income (loss) from continuing operations
         before extraordinary gain and
         cumulative effect of accounting
         change                                   122.2         (57.6)         178.7         (194.2)             49.1
       Income (loss) from discontinued
         operations, net of tax                    (5.6)        (26.4)(6)       23.9           (1.5)(7)          (9.6)
       Extraordinary gain, net of tax               -             -              -             26.4 (9)          26.4
       Cumulative effect of accounting
         change, net of tax                      (283.1)(8)       -              -                -            (283.1)
                                               --------     ---------     ----------    ----------        -----------
       Net income (loss)                       $ (166.5)    $   (84.0)    $    202.6    $   (169.3)       $    (217.2)
                                               ========     =========     ==========    ==========        ===========
       Per share information:
         Basic
          Income (loss) from continuing
           operations before extraordinary
           gain and cumulative
           effect of accounting change         $    0.15    $   (0.07)    $     0.22    $    (0.23)       $      0.06
          Net income (loss)                    $   (0.21)   $   (0.11)    $     0.25    $    (0.20)       $     (0.27)
          Weighted average shares                  799.4        804.2          805.9          828.4             811.2

         Diluted
          Income (loss) from continuing
           operations before extraordinary
           gain and cumulative
           effect of accounting change         $    0.14    $    (0.07)   $     0.21    $    (0.23)       $      0.06
          Net income (loss)                    $   (0.19)   $    (0.11)   $     0.23    $    (0.20)       $     (0.27)
          Weighted average shares                  877.1         804.2         889.0         828.4              851.7

       __________________
(1) Includes charges of $32.2 million ($20.4 million, after tax or $0.02 per diluted share) comprised of the costs of the investigations into previously discovered accounting irregularities at the former CUC International Inc. ("CUC") business units, including incremental financing costs. Such charges were partially offset by a credit of $27.5 million ($18.6 million, after tax of $0.02 per diluted share) associated with changes to the original estimate of costs to be incurred in connection with 1997 merger-related costs and other unusual charges.
(2) Includes a $50.0 million ($32.2 million, after-tax or $0.04 per diluted share) non-cash write off of certain equity investments in interactive membership businesses and impaired goodwill associated with the National Library of Poetry, a Company subsidiary.
(3) Represents charges of $76.4 million ($49.2 million, after tax or $0.06 per diluted share) comprised of costs associated with the investigations into previously discovered accounting irregularities at the former CUC business units, including incremental financing costs and separation payments principally to the Company's former chairman.
(4) Includes charges of: (i) $433.5 million ($281.7 million, after tax or $0.33 per diluted share) for the costs of terminating the proposed acquisitions of American Bankers Insurance Group, Inc. and Providian Auto and Home Insurance Company; (ii) $351.0 million ($228.2 million, after tax or $0.27 per diluted share) of costs associated with an agreement to settle the FELINE PRIDES securities class action suit; and (iii) $12.4 million (9.9 million, after tax or $0.01 per diluted share) comprised of the costs of the investigations into previously discovered accounting irregularities at the former CUC business units, including incremental financing costs and separation payments. Such charges were partially offset by a credit of $42.8 million ($27.5 million, after tax or $0.03 per diluted share) associated with changes to the original estimate of costs to be incurred in connection with 1997 merger-related costs and other unusual charges.
(5) Represents gains associated with the sales of Hebdo Mag International, Inc. and Cendant Software Corporation, the Company's former classified advertising and consumer software businesses, respectively.

(6) Includes merger-related costs and other unusual charges of $295.4 million primarily associated with the PHH Merger. Unusual Charges of $278.9 million ($208.4 million, after-tax or $.24 per diluted share) pertained to continuing operations and $16.5 million were associated with discontinued operations.

(7) Includes merger-related costs and other unusual charges in the net amount of $442.6 million substantially associated with the Cendant Merger and Hebdo Mag merger. Net Unusual Charges of $425.2 million ($296.3 million, after-tax or $.34 per diluted share) pertained to continuing operations and $17.4 million were associated with discontinued operations.

(8) Represents a non-cash after-tax charge of $0.35 per diluted share to account for the cumulative effect of a change in accounting, effective January 1, 1997, related to revenue and expense recognition for memberships.
(9) Represents the gain on the sale of Interval International, Inc., which was sold coincident to the Cendant Merger in consideration of Federal Trade Commission anti-trust concerns within the timeshare industry.

PART II. OTHER INFORMATION

ITEM 1 -   LEGAL PROCEEDINGS

The discussions contained under the headings "Litigation Settlement" in Note 7 and "Litigation - Accounting Irregularities" in Note 8 contained in Part 1 - FINANCIAL INFORMATION, Item 1 - Financial Statements, are incorporated herein by reference in its entirety.


ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a)      Exhibits

         27    Financial data schedule (electronic transmission only)

         99.1 Restated financial data schedules for the 1998 and 1997 quarterly periods ended March 31, June 30 and September 30 (electronic transmission only)

(b)      Reports on Form 8-K

         Form 8-K, dated January 8, 1999, reporting in Item 5 the preliminary settlement of the PRIDES Securities Class Action Suit

         Form 8-K, dated February 3, 1999, reporting in Item 5 an increase in our stock repurchase program

         Form 8-K, dated February 9, 1999, reporting in Item 5 the termination of RAC Motoring Services acquisition

         Form 8-K, dated February 10, 1999, reporting in Item 5 our 1998 fourth quarter and full year 1998 financial results

         Form 8-K, dated February 16, 1999, reporting in Item 5 our entering into a new $1.25 billion term loan facility

         Form 8-K, dated March 19, 1999, reporting in Item 5 the final settlement of the PRIDES Class Action Litigation

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



                              CENDANT CORPORATION

                                   By:   /s/ David M. Johnson
                                         David M. Johnson
                                        Senior Executive Vice President and
                                        Chief Financial Officer


                                   By:   /s/ Jon F. Danski
                                         Jon F. Danski
                                         Executive Vice President, Finance
  Date:  May 13, 1999                    (Principal Accounting Officer)