Form 10-Q
period 1999-06-30
CENDANT CORP
filed 1999-08-16
CIK 723612

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                           Commission File No. 1-10308


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

The number of shares outstanding of each of the Registrant's classes of common stock was 720,331,470 shares of Common Stock outstanding as of August 6, 1999.

                      Cendant Corporation and Subsidiaries

                                      Index



Part 1        Financial Information

Item 1.       Financial Statements

              Consolidated Statements of Income -
                Three and Six Months Ended June 30, 1999 and 1998

              Consolidated Balance Sheets - June 30, 1999
                and December 31, 1998

              Consolidated Statements of Cash Flows - Six Months Ended
                June 30, 1999 and 1998

              Notes to Consolidated Financial Statements

Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Part II       Other Information

Item 1.       Legal Proceedings

Item 4.       Submission of Matters to a Vote of Security Holders

Item 6.       Exhibits and Reports on Form 8-K

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

                      Cendant Corporation and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In millions, except per share data)

                                                                         Three Months Ended        Six Months Ended
                                                                              June 30,                   June 30
                                                                       -----------------------   ---------------------
                                                                          1999         1998        1999        1998
                                                                       ----------   ----------   ---------  ----------
Revenues
   Membership and service fees, net                                    $ 1,333.2    $ 1,237.8    $ 2,573.7  $ 2,286.6
   Fleet leasing (net of depreciation and interest costs
     of $343.3, $318.1, $669.7, and $629.7)                                 11.3         19.1         29.9       39.0
   Other                                                                    32.8         15.4         78.6       66.6
                                                                       ---------    ---------    ---------  ---------
Net revenues                                                             1,377.3      1,272.3      2,682.2    2,392.2
                                                                       ---------    ---------    ---------  ---------

Expenses
   Operating                                                               435.0        437.0        867.4      748.6
   Marketing and reservation                                               287.9        291.3        550.1      556.1
   General and administrative                                              182.2        150.3        342.8      292.4
   Depreciation and amortization                                            94.2         84.3        185.2      147.9
   Other charges
     Merger-related costs and other unusual charges (credits)               23.0       (27.5)         21.7      (24.4)
     Investigation-related financing costs                                     -         12.7            -       12.7
     Other investigation-related costs                                       6.5         19.5          8.2       19.5
     Termination of proposed acquisition                                       -         -             7.0          -
   Interest, net                                                            54.1         22.9        102.4       41.8
                                                                       ---------    ---------    ---------  ---------
Total expenses                                                           1,082.9        990.5      2,084.8    1,794.6
                                                                       ---------    ---------    ---------  ---------

Net gain on disposition of businesses                                      749.5            -        749.5          -

Income from continuing operations before income taxes and
   minority interest                                                     1,043.9        281.8      1,346.9      597.6
Provision for income taxes                                                 143.8        100.1        250.3      214.7
Minority interest, net of tax                                               15.1         14.9         30.2       19.8
                                                                       ---------    ---------    ---------  ---------
Income from continuing operations                                          885.0        166.8      1,066.4      363.1
Loss from discontinued operations, net of tax                              (4.1)       (13.8)       (16.2)      (37.2)
(Loss) gain on sale of discontinued operations, net of tax                (18.6)            -        174.1          -
                                                                       ---------    ---------    ---------  ---------
Net income                                                             $   862.3    $   153.0    $ 1,224.3  $   325.9
                                                                       =========    =========    =========  =========

Income (loss) per share
   Basic
     Income from continuing operations                                 $    1.15    $    0.20    $    1.36  $    0.43
     Loss from discontinued operations                                     (0.01)       (0.02)       (0.02)     (0.04)
     (Loss) gain on sale of discontinued operations                        (0.02)           -         0.22          -
                                                                       ----------   ---------    ---------  ---------
     Net income                                                        $    1.12    $    0.18    $    1.56  $    0.39
                                                                       =========    =========    =========  =========

   Diluted
     Income from continuing operations                                 $    1.08    $    0.19    $    1.28  $    0.41
     Loss from discontinued operations                                     (0.01)       (0.01)       (0.02)     (0.04)
     (Loss) gain on sale of discontinued operations                        (0.02)           -         0.21          -
                                                                       ----------   ---------    ---------  ---------
     Net income                                                        $    1.05    $    0.18    $    1.47  $    0.37
                                                                       =========    =========    =========  =========


 See  accompanying   notes  to  consolidated financial statements.

                      Cendant Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)


                                                                                   June 30,      December 31,
                                                                                     1999             1998
                                                                                -------------    -------------
Assets
Current assets
   Cash and cash equivalents                                                    $     1,448.8    $     1,007.1
Receivables, net                                                                      1,157.2          1,490.5
   Deferred membership commission costs                                                 229.8            253.0
   Deferred income taxes                                                                216.7            460.6
   Other current assets                                                               1,043.5            898.7
   Net assets of discontinued operations                                                 63.5            462.5
                                                                                -------------    -------------

Total current assets                                                                  4,159.5          4,572.4
                                                                                -------------    -------------

   Property and equipment, net                                                        1,301.3          1,420.3
   Franchise agreements, net                                                          1,398.2          1,363.2
   Goodwill, net                                                                      3,622.3          3,911.0
   Other intangibles, net                                                               695.2            743.5
   Other assets                                                                       1,073.6            679.8
                                                                                -------------    -------------

Total assets exclusive of assets under programs                                      12,250.1         12,690.2
                                                                                -------------    -------------

Assets under management and mortgage programs
   Cash (Note 7)                                                                      1,614.5               -
   Due from Avis Rent A Car, Inc. (Note 7)                                               30.6               -
   Net investment in leases and leased vehicles                                             -          3,801.1
   Relocation receivables                                                               571.0            659.1
   Mortgage loans held for sale                                                       2,160.0          2,416.0
   Mortgage servicing rights                                                            835.9            635.7
                                                                                -------------    -------------

                                                                                      5,212.0          7,511.9
                                                                                -------------    -------------

Total assets                                                                    $    17,462.1    $    20,202.1
                                                                                =============    =============

See  accompanying   notes  to  consolidated financial statements.

                      Cendant Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)



                                                                                   June 30,      December 31,
                                                                                    1999              1998
                                                                                -------------    -------------
Liabilities and shareholders' equity
Current liabilities
   Accounts payable and other current liabilities                               $     1,234.9    $     1,502.6
   Deferred income                                                                    1,442.6          1,354.2
                                                                                -------------    -------------

Total current liabilities                                                             2,677.5          2,856.8
                                                                                -------------    -------------

   Deferred income                                                                      264.5            233.9
   Long-term debt                                                                     3,344.0          3,362.9
   Deferred income taxes                                                                 54.7             77.4
   Other non-current liabilities                                                         82.6            125.6
                                                                                -------------    -------------

Total liabilities exclusive of liabilities under programs                             6,423.3          6,656.6
                                                                                -------------    -------------

Liabilities under management and mortgage programs
   Debt                                                                               4,541.7          6,896.8
                                                                                -------------    -------------

   Deferred income taxes                                                                198.3            341.0
                                                                                -------------    -------------

Mandatorily redeemable preferred securities issued by subsidiary                      1,474.6          1,472.1

Commitments and contingencies (Note 9)

Shareholders' equity
   Preferred stock, $.01 par value - authorized 10 million shares;
     none issued and outstanding                                                         -                 -
   Common stock, $.01 par value - authorized 2 billion shares;
     issued 864,985,213 and 860,551,783 shares                                            8.7              8.6
   Additional paid-in capital                                                         3,995.7          3,863.4
   Retained earnings                                                                  2,704.5          1,480.2
   Accumulated other comprehensive loss                                                (95.1)            (49.4)
   Treasury stock, at cost, 95,905,374 and 27,270,708 shares                        (1,789.6)           (467.2)
                                                                                -------------    --------------

Total shareholders' equity                                                            4,824.2          4,835.6
                                                                                -------------    -------------

Total liabilities and shareholders' equity                                      $    17,462.1    $    20,202.1
                                                                                =============    =============


See  accompanying   notes  to  consolidated financial statements.

                      Cendant Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                ------------------------------
                                                                                    1999              1998
                                                                                ------------     -------------
Operating Activities
Net income                                                                      $    1,224.3     $       325.9
Adjustments to reconcile net income to net cash
    provided by operating activities from continuing operations:
Loss from discontinued operations, net of tax                                           16.2              37.2
Gain on sale of discontinued operations, net of tax                                   (174.1)              -
Depreciation and amortization                                                          185.2             147.9
Merger-related costs and other unusual charges (credits)                                (1.3)            (24.4)
Payments of merger-related costs and other unusual
   charge liabilities                                                                  (10.7)           (115.2)
Net gain on disposition of businesses                                                 (749.5)              -
Other, net                                                                            (163.2)           (176.5)
                                                                                -------------    --------------
Net cash provided by continuing operations exclusive of
   management and mortgage programs                                                    326.9             194.9
                                                                                ------------     -------------

Management and mortgage programs:
   Depreciation and amortization                                                       639.1             610.7
   Origination of mortgage loans                                                   (14,519.7)        (11,477.0)
   Proceeds on sale and payments from mortgage loans
     held for sale                                                                  14,775.7          10,359.4
                                                                                ------------     -------------
                                                                                       895.1            (506.9)
                                                                                ------------     --------------
Net cash provided by (used in) operating activities of
   continuing operations                                                             1,222.0            (312.0)
                                                                                ------------     --------------

Investing Activities
Property and equipment additions                                                      (127.7)           (164.6)
Investments                                                                              -              (107.2)
Net change in marketable securities                                                      -               (11.2)
Net assets acquired (net of cash acquired) and
   acquisition-related payments                                                       (141.5)         (2,669.9)
Net proceeds from sale of businesses                                                 2,614.7               -
Other, net                                                                              30.4              48.7
                                                                                ------------     -------------

Net cash provided by (used in) investing activities of continuing operations
   exclusive of management and mortgage programs                                     2,375.9          (2,904.2)
                                                                                ------------     --------------

Management and mortgage programs:
   Investment in leases and leased vehicles                                         (2,378.1)         (1,337.3)
   Proceeds from disposal of leases and leased vehicles                              1,529.2             475.2
   Proceeds from sales and transfers of leases and leased vehicles
     to third parties                                                                   74.8              27.3
   Equity advances on homes under management                                        (3,474.8)         (3,293.4)
   Repayment on advances on homes under management                                   3,505.4           3,483.1
   Additions to mortgage servicing rights                                             (371.1)           (220.4)
   Proceeds from sales of mortgage servicing rights                                    124.3              53.6
                                                                                ------------     -------------
                                                                                      (990.3)           (811.9)
                                                                                -------------    --------------

Net cash provided by (used in) investing activities of continuing operations         1,385.6          (3,716.1)
                                                                                ------------     --------------

See  accompanying   notes  to  consolidated financial statements.

                      Cendant Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (In millions)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                ------------------------------
                                                                                    1999              1998
                                                                                -------------    -------------
Financing Activities
Principal payments on borrowings, net                                           $       (1.4)    $      (369.0)
Proceeds from borrowings under term loan facility                                        -             3,266.9
Debt financing costs                                                                    (5.3)              -
Issuance of common stock                                                                52.2             128.2
Purchases of common stock                                                           (1,342.1)              -
Proceeds from mandatorily redeemable preferred securities
   issued by subsidiary, net                                                             -             1,470.8
                                                                                -------------    -------------

Net cash (used in) provided by financing activities of continuing
   operations exclusive of management and mortgage programs                         (1,296.6)          4,496.9
                                                                                -------------    -------------

Management and mortgage programs:
   Proceeds received for debt repayment
     in connection with fleet segment disposition                                    3,016.9               -
   Proceeds from debt issuance or borrowings                                         3,067.6           1,659.5
   Principal payments on borrowings                                                 (4,654.5)         (1,125.5)
   Net change in short-term borrowings                                                (763.2)            693.4
                                                                                -------------    -------------

                                                                                       666.8           1,227.4
                                                                                ------------     -------------
Net cash (used in) provided by financing activities of continuing
   operations                                                                         (629.8)          5,724.3
                                                                                -------------    -------------

Effect of changes in exchange rates on cash and cash
   equivalents                                                                          67.4             (15.6)

Cash provided by (used in) discontinued operations                                      11.0            (217.1)
                                                                                ------------     --------------

Net increase in cash and cash equivalents                                            2,056.2           1,463.5

Cash and cash equivalents, beginning of period                                       1,007.1              65.3
                                                                                ------------     -------------

Cash and cash equivalents, end of period                                        $    3,063.3     $     1,528.8
                                                                                ============     =============

See  accompanying   notes  to  consolidated financial statements.

                      Cendant Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The consolidated balance sheet of Cendant Corporation and subsidiaries (the "Company") as of June 30, 1999, the consolidated statements of income for the three and six months ended June 30, 1999 and 1998 and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. There were no adjustments of an unusual nature except for those discussed in Note 6 and also, during the three months ended June 30, 1999, the Company changed the amortization period for customer acquisition costs related to accidental death and dismemberment insurance products, which resulted in a reduction in expenses of $8.2 million ($5.3 million, after tax or $0.01 per diluted share). The change was based upon new information becoming available to determine customer retention rates. The accompanying consolidated financial statements include the accounts and transactions of the Company and all wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934. The December 31, 1998 consolidated balance sheet was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998, as restated to reflect the reclassification of Entertainment Publications, Inc., a Company subsidiary, as a discontinued operation (see Note 5), and should be read in conjunction with such consolidated financial statements and notes thereto. The consolidated financial statements of the Company include the assets and liabilities of Ramada Franchise Systems, Inc., an entity controlled by the Company by virtue of its ownership of 100% of common stock of such entity. The assets of Ramada Franchise Systems, Inc. are not available to satisfy the claims of any creditors of the Company or any of its other affiliates, except as otherwise specifically agreed by Ramada Franchise Systems, Inc. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or any subsequent interim periods.

     Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the presentation used in 1999.

2.   Earnings Per Share

     Basic earnings per share ("EPS") is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock, including the assumed exercise of stock options using the treasury method and convertible debt. At June 30, 1999, 59.4 million stock options outstanding with a weighted average exercise price of $25.62 per option were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock and would therefore be antidilutive. Basic and diluted EPS from continuing operations are calculated as follows:

                                                           Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                          ----------------------       ---------------------
        (In millions, except per share amounts)             1999          1998             1999        1998
                                                          --------      --------       ---------   ---------
     Income from continuing operations                    $  885.0      $  166.8       $1,066.4    $   363.1
     Convertible debt interest, net of tax                     2.8           3.2            5.6          8.0
                                                          --------      --------       --------    ---------
     Income from continuing operations, as adjusted       $  887.8      $  170.0       $1,072.0    $   371.1
                                                          ========      ========       ========    =========

     Weighted average shares
       Basic                                                 769.5         850.8          784.7        844.8
       Potential dilution of common stock:
          Stock options                                       36.2          29.1           36.2         38.1
          Convertible debt                                    18.0          21.0           18.0         24.9
                                                          --------      --------       --------     --------
       Diluted                                               823.7         900.9          838.9        907.8
                                                          ========      ========       ========     ========

     EPS - continuing operations
       Basic                                              $   1.15      $   0.20       $   1.36     $   0.43
                                                          ========      ========       ========     ========
       Diluted                                            $   1.08      $   0.19       $   1.28     $   0.41
                                                          ========      ========       ========     ========

3.   Comprehensive Income

     Components of comprehensive income are summarized as follows:

                                                            Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                            ----------------------      ----------------------
        (In millions)                                         1999         1998            1999         1998
                                                            ---------    ---------      ---------    ---------
     Net income                                             $   862.3    $   153.0      $ 1,224.3    $   325.9
     Other comprehensive income (loss):
       Currency translation adjustment                           15.1          0.2          (53.3)       (10.1)
       Unrealized holding gains on marketable securities         10.0          0.2            7.6          0.2
                                                            ---------    ---------      ---------    ---------
     Comprehensive income                                   $   887.4    $   153.4      $ 1,178.6    $   316.0
                                                            =========    =========      =========    =========

     The components of accumulated other comprehensive loss for the six months ended June 30, 1999 are as follows:

                                                                Net Unrealized                    Accumulated
                                                                   Gain on          Currency         Other
                                                                 Marketable        Translation   Comprehensive
     (In millions)                                                Securities       Adjustment          Loss
                                                                --------------     ----------    --------------
     Balance, January 1, 1999                                   $         -        $     (49.4)  $        (49.4)
     Current period change                                                7.6            (53.3)           (45.7)
                                                                --------------     ------------  ---------------
     Balance, June 30, 1999                                     $         7.6      $    (102.7)  $        (95.1)
                                                                ==============     ============  ===============

4.   Pro Forma Information

     The following table reflects the operating results of the Company for the six months ended June 30, 1998 on a pro forma basis, which gives effect to the April 1998 acquisition of National Parking Corporation Limited ("NPC"). The pro forma results are not necessarily indicative of the operating results that would have occurred had the NPC acquisition been consummated on January 1, 1998, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the amortization expense associated with the assets acquired, the Company's financing arrangements, certain purchase accounting adjustments and related income tax effects.

                                                              Six Months Ended
                                                                June 30, 1998
                                                              ----------------
     (In millions, except per share amounts)
     Net revenues                                              $     2,593.7
     Income from continuing operations                                 360.5
     Net income (1)                                                    323.3

     Per share information:
     Basic
       Income from continuing operations                       $        0.43
       Net income (1)                                          $        0.38
       Weighted average shares                                         844.8



     Diluted
       Income from continuing operations                       $        0.41
       Net income (1)                                          $        0.37
       Weighted average shares                                         907.8
     -------------
(1) Includes a loss from discontinued operations, net of tax, of 37.2 million ($0.04 per diluted share).

5.   Discontinued Operations

     On April 21, 1999 (the "Measurement Date"), the Company announced that its Board of Directors approved management's plan to pursue the sale of the Company's Entertainment Publications, Inc. ("EPub") business segment, a wholly owned subsidiary of the Company, and has engaged a third party to manage the sale process. The Company anticipates a gain on the sale of EPub (including the results of operations from the Measurement Date to the sale date). The Company has deferred $6.9 million of net operating losses from the Measurement Date through June 30, 1999, as an offset to the expected gain on the sale. EPub sells discount programs to schools, community groups and other organizations, which typically offer the discount programs to individuals in the form of local discount coupon books, gift wrap and other seasonal items. EPub solicits restaurants, hotels, theaters, sporting events, retailers and other businesses which agree to offer services and/or merchandise at discount prices.

     On January 12, 1999, the Company completed the sale of Cendant Software Corporation ("CDS") for $800.0 million in cash. The Company realized an after tax net gain of $371.9 million on the disposition of CDS of which $192.7 million was recognized in the first quarter of 1999, coincident with the closing of the transaction. The Company recorded an $18.6 million reduction to the gain during the second quarter of 1999, in connection with the settlement of certain post closing adjustments. The gain recognition during 1999 associated with the sale of CDS is reported as gain on sale of discontinued operations in the consolidated statements of income for the three and six months ended June 30, 1999. The remaining $197.8 million of realized after tax net gain was recognized in the fourth quarter of 1998, substantially in the form of a tax benefit and corresponding deferred tax asset. CDS was a developer, publisher and distributor of educational and entertainment software.

     In  December   1998,   the  Company   completed   the  sale  of  Hebdo  Mag
     International, Inc. ("Hebdo Mag"), the Company's former business unit which published and distributed classified advertising information.

     Summarized financial data of discontinued operations are as follows:

     Statement of Income:
     (In millions)

                                                                                 Three Months Ended June 30,
                                                           1999                         1998
                                                       -----------     ----------------------------------------------
                                                           EPub          EPub             CDS            Hebdo Mag
                                                       -----------     -----------     -----------     --------------
     Net revenues                                      $       3.2     $      5.7      $     130.4     $       74.4
                                                       -----------     -----------     -----------     ------------

     Income (loss) before income taxes                        (6.4)         (19.7)           (10.5)            11.4
     Provision for (benefit from) income taxes                (2.3)          (7.8)            (3.5)             6.3
                                                       ------------    -----------     -----------     ------------
     Net income (loss)                                 $      (4.1)    $    (11.9)     $      (7.0)    $        5.1
                                                       ============    ===========     ============    ============


                                                                                Six Months Ended June 30,
                                                           1999                         1998
                                                       -----------     ----------------------------------------------
                                                           EPub          EPub               CDS          Hebdo Mag
                                                       -----------     -----------      ----------      -------------
     Net revenues                                      $      15.7     $      15.1      $    226.3      $       137.2
                                                       -----------     -----------      ----------      -------------

     Income (loss) before income taxes                       (25.1)         (39.2)          (37.1)               20.6
     Provision for (benefit from) income taxes                (8.9)         (14.9)          (13.2)                9.6
                                                       ------------    -----------      ----------      -------------
     Net income (loss)                                 $     (16.2)    $    (24.3)      $   (23.9)      $        11.0
                                                       ============    ===========      ==========      =============

     The Company allocated $0.3 million and $10.3 million of interest expense to discontinued operations for the six months ended June 30, 1999 and 1998, respectively. Such interest expense represents the cost of funds associated with businesses acquired by the discontinued business segments at an interest rate consistent with the Company's consolidated effective borrowing rate.

     Balance Sheet:
     (In millions)

                                                                EPub                                 CDS
                                                ----------------------------------------       --------------------
                                                 June 30, 1999         December 31, 1998        December 31, 1998
                                                 -------------         -----------------       --------------------
     Current assets                              $        34.6         $            63.3       $              284.9
     Goodwill                                             12.8                      12.1                      105.7
     Other assets                                         25.9                      27.9                       88.2
     Total liabilities                                    (9.8)                   (14.4)                    (105.2)
                                                 --------------        -----------------       --------------------
     Net assets of discontinued operations       $        63.5         $            88.9       $              373.6
                                                 =============         =================       ====================

6.   Other Charges

     Investigation-Related Costs. During the three and six months ended June 30, 1999, the Company incurred $6.5 million and $8.2 million, respectively, of professional fees (primarily litigation-related) and other miscellaneous expenses in connection with accounting irregularities in the former business units of CUC International Inc. ("CUC") and resulting investigations into such matters ("investigation-related costs"). During the three and six months ended June 30, 1998, the Company incurred $32.2 million of investigation-related costs, which included $12.7 million of incremental financing costs.

     Merger-Related Costs and Other Unusual Charges (Credits). In second quarter 1999, the Company incurred a $23.0 million non-recurring charge to fund a contribution to the trust responsible for completing the transition of the Company's lodging franchisees to a Company-sponsored property management system.

     In January 1999, the Company completed the sale of its Essex Corporation ("Essex") subsidiary for $8.0 million and recognized a $1.3 million gain on sale. Such gain has been reported as a credit to merger-related costs and other unusual charges in the consolidated statement of income for the six months ended June 30, 1999. Coincident to the merger which formed Cendant Corporation, the Company had previously recorded an unusual charge related to certain intangible assets of Essex which were determined to be impaired.

     During the three and six months ended June 30, 1998, the Company recorded a net credit of $27.5 million and $24.4 million, respectively, associated with changes in the estimate of costs to be incurred in connection with previously recorded merger-related costs and other unusual charges.

     Termination of Proposed Acquisition. On February 4, 1999, the Company announced its intention not to proceed with the acquisition of RAC Motoring Services ("RACMS") due to certain conditions imposed by the UK Secretary of State of Trade and Industry that the Company determined to be commercially infeasible. The Company originally announced on May 21, 1998 its definitive agreement with the Board of Directors of Royal Automobile Club Limited to acquire RACMS for approximately $735.0 million in cash. The Company wrote-off $7.0 million of deferred acquisition costs in the first quarter of 1999 in connection with the termination of the proposed acquisition of RACMS.

7.   Businesses Sold

     Fleet Segment
     On June 30, 1999, the Company completed the disposition of the fleet business segment ("fleet segment" or "fleet businesses"), which included PHH Vehicle Management Services Corporation, Wright Express Corporation, The Harpur Group, Ltd., and other subsidiaries pursuant to an agreement between PHH Corporation ("PHH"), a wholly-owned subsidiary of the Company, and Avis Rent A Car, Inc. ("ARAC"). Pursuant to the agreement, ARAC acquired net assets of the fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360.0 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation ("Avis Fleet"), a wholly-owned subsidiary of ARAC. The transaction followed a competitive bidding process. Coincident to the closing of the transaction, ARAC refinanced the assumed debt under management programs which was payable to the Company. Accordingly, on June 30, 1999, the Company received additional consideration from ARAC of $3,047.5 million comprised of $3,016.9 million of cash proceeds and a $30.6 million note receivable. On such date, the Company used proceeds of $1,809.4 million to repay outstanding fleet segment financing arrangements. Additionally, in July 1999, the Company utilized cash proceeds from the transaction of $1,033.0 million (received in the form of a dividend payment from PHH) to substantially execute the "Dutch Auction" tender offer by the Company to purchase 50 million shares of Company common stock (See Note 10
     - Shareholders' Equity). As of June 30, 1999, the remaining proceeds were designated to repay outstanding corporate debt as it matures (the borrowings of which had been loaned to the fleet segment to finance the purchases of leased vehicles and to finance other assets under management and mortgage programs.

     The convertible preferred stock of Avis Fleet is convertible into common stock of ARAC at the Company's option upon the satisfaction of certain conditions, including the per share price of ARAC Class A common stock equaling or exceeding $50 per share and the fleet segment attaining certain EBITDA (earnings before interest, taxes, depreciation and amortization) thresholds, as defined. There are additional circumstances upon which the shares of Avis Fleet convertible preferred stock are automatically or mandatorily convertible into ARAC common stock. At June 30, 1999, the Company beneficially owned approximately 19% of the outstanding Class A common stock of ARAC. If all of the Avis Fleet convertible preferred stock was converted into common stock of ARAC, as of the closing date, the Company would have owned approximately 34% of ARAC's outstanding common equity (although the voting interest would be limited, in most instances to 20%).

     The Company realized a net gain on the disposition of $881.4 million ($865.7 million, after tax) of which $714.8 million ($702.1 million, after tax) was recognized in the second quarter of 1999 and $166.6 million ($163.6 million, after tax) was deferred at June 30, 1999. The realized gain is net of approximately $90.0 million of transaction costs. The Company deferred the portion of the realized net gain which was equivalent to its common equity ownership percentage in ARAC at the time of closing. The deferred net gain is included in deferred income as presented in the consolidated balance sheet at June 30, 1999. The fleet segment disposition was structured in accordance with applicable tax law to be treated as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. Should the transaction be deemed taxable, the resultant tax liability could be material.

     See Note 12 - Segment Information - Fleet for a description of the services which were provided within the fleet segment.

     Other
     During the second quarter of 1999, the Company completed the dispositions of certain businesses, including Match.com, National Leisure Group and National Library of Poetry. Aggregate consideration received on the dispositions of such businesses was comprised of $26.8 million in cash and $43.3 million of common stock. The Company realized a net gain of $34.7 million ($21.5 million, after tax), which is included in net gain on the disposition of businesses in the consolidated statements of income for the three and six months ended June 30, 1999.

     Pending
     On June 30, 1999, the Company entered into a definitive agreement to sell its Central Credit, Inc. ("CCI") business unit for $44.0 million in cash. Upon executing the agreement, the Company recorded an additional tax provision of $14.5 million with a corresponding deferred tax liability in the second quarter of 1999, which was when the recognition of such deferred tax liability became apparent. CCI is the leading provider of gaming patron credit information services to casinos. The transaction is subject to regulatory approvals and is expected to be completed during the third quarter of 1999.

     Subsequent Event
     On August 12, 1999, the Company completed the sale of its Spark Services subsidiary for approximately $35.0 million in cash.

8.   Litigation Settlement

     On March 17, 1999, the Company reached a final agreement to settle the class action lawsuit that was brought on behalf of the holders of Income or Growth FELINE PRIDES ("PRIDES") securities who purchased their securities on or prior to April 15, 1998, the date on which the Company announced the discovery of accounting irregularities in the former business units of CUC. Under the terms of the final agreement only holders who owned PRIDES at the close of business on April 15, 1998 will be eligible to receive a new additional "Right" for each PRIDES security held. Right holders may (i) sell them or (ii) exercise them by delivering to the Company, three Rights together with two PRIDES in exchange for two New PRIDES (the "New PRIDES"), for a period beginning upon distribution of the Rights and concluding upon expiration of the Rights (February 2001).

     The terms of the New PRIDES will be the same as the original PRIDES except that the conversion rate will be revised so that, at the time the Rights are distributed, each New PRIDES will have a value equal to $17.57 more than each original PRIDES, or, in the aggregate, approximately $351.0 million. The final agreement also requires the Company to offer to sell four million additional PRIDES (having identical terms to currently outstanding PRIDES) to holders of Rights for cash, at a value which will be based on the valuation model that will be utilized to set the conversion rate of the New PRIDES. The offering of additional PRIDES will be made only pursuant to a prospectus filed with the Securities and Exchange Commission ("SEC"). The Company currently expects to use the proceeds of such offering to repay indebtedness, repurchase Company common stock and for other general corporate purposes. The arrangement to offer additional PRIDES is designed to enhance the trading value of the Rights by removing up to six million Rights from circulation via exchanges associated with the offering and to enhance the open market liquidity of New PRIDES by creating four million New PRIDES via exchanges associated with the offering. If holders of Rights do not acquire all such additional PRIDES, under certain circumstances they will be offered to the public. Under the settlement agreement, the Company also agreed to file a shelf registration statement for an additional 15 million special PRIDES, which could be issued by the Company at any time for cash. However, during the last 30 days prior to the expiration of the Rights in February 2001, the Company will be required to offer these special additional PRIDES to holders of Rights at a price in cash equal to 105% of their theoretical value. The special PRIDES, if issued, would have the same terms as the currently outstanding PRIDES and could be used to exercise Rights.

     Based on a market price of $18.625 the closing price per share of the Company's common stock on August 9, 1999, the effect of the issuance of the New PRIDES will be to distribute approximately 18 million more shares of Company common stock when the mandatory purchase of Company common stock associated with the PRIDES occurs in February 2001.

     On June 15, 1999, the United States District Court for the District of New Jersey entered an order and judgment approving the settlement described above and awarding fees to counsel to the class. One objector, who objected to a portion of the settlement notice concerning fees to be sought by counsel to the class and the amount of fees to be sought by counsel to the class, has filed an appeal to the U.S. Court of Appeals for the Third Circuit from the District Court order approving the settlement and awarding fees to counsel to the class. Although under the settlement the Rights are required to be distributed following the conclusion of court proceedings, including appeals, the Company believes that the appeal is without merit. As a result, the Company presently intends to distribute the Rights in September or October 1999 after the effectiveness of the registration statement filed with the SEC covering the New PRIDES.

9.   Commitments and Contingencies

     Litigation
     Accounting Irregularities. Since the April 15, 1998 announcement of the discovery of potential accounting irregularities in the former business units of CUC, more than 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on the Company's behalf and several other lawsuits and arbitration proceedings have commenced in various courts and other forums against the Company and other defendants by or on behalf of persons claiming to have purchased or otherwise acquired securities or options issued by CUC or the Company between May 1995 and August 1998. The Court has ordered consolidation of many of the actions.

     In addition, in October 1998, an action claiming to be a class action was filed against the Company and four of the Company's former officers and directors by persons claiming to have purchased American Bankers' stock between January and October 1998. The complaint claimed that the Company made false and misleading public announcements and filings with the SEC in connection with the Company's proposed acquisition of American Bankers allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and that the plaintiff and the alleged class members purchased American Bankers' securities in reliance on these public announcements and filings at inflated prices. On April 26, 1999, the United States District Court for New Jersey found that the class action failed to state a claim upon which relief could be granted and, accordingly, dismissed the complaint. The plaintiff has appealed the District Court's findings to the U.S. Court of Appeals for the Third Circuit.

     As previously disclosed, the Company reached a final agreement with plaintiff's counsel representing the class of holders of its PRIDES securities who purchased their securities on or prior to April 15, 1998 to settle their class action lawsuit against the Company through the issuance of a new "Right" for each PRIDES security held. (See Note 8 - Litigation Settlement for a more detailed description of the settlement).

     The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the investigations, the Company made all adjustments considered necessary which are reflected in its restated financial statements. The Company does not expect that additional adjustments will be necessary as a result of these government investigations.

     Other than with respect to the PRIDES class action litigation, the Company does not believe it is feasible to predict or determine the final outcome or resolution of these proceedings or to estimate the amounts or potential range of loss with respect to these proceedings and investigations. In addition, the timing of the final resolution of these proceedings and investigations is uncertain. The possible outcomes or resolutions of these proceedings and investigations could include judgements against the Company or settlements and could require substantial payments by the Company. Management believes that material adverse outcomes with respect to such proceedings and investigations could have a material adverse impact on the Company's financial position, results of operations or cash flows.

     Other Pending Litigation. The Company and its subsidiaries are involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

10.  Shareholders' Equity

     During the six months ended June 30, 1999, the Company's Board of Directors authorized an additional $600 million of Company common stock to be repurchased under a common share repurchase program, increasing the total authorized amount to be repurchased under the program to $1.6 billion. The Company has executed this program through open market purchases or privately negotiated transactions, subject to bank credit facility covenants and certain rating agency constraints. As of June 30, 1999, the Company repurchased $1.6 billion (83.9 million shares) of Company common stock under the program. In July 1999, the Company's Board of Directors authorized an additional $200 million of Company common stock to be repurchased under this common share repurchase program.

     In July 1999, pursuant to a Dutch Auction self tender offer to its shareholders, the Company purchased 50 million shares of Company common stock through its wholly owned subsidiary Cendant Stock Corporation at a price of $22.25 per share. Under the terms of the offer, which commenced June 16, 1999 and expired July 15, 1999, the Company had invited shareholders to tender their shares at prices of Company common stock between $19.75 and $22.50 per share.

11.  New Accounting Standard

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Company will adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 requires the Company to record all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. If the derivative does not qualify as a hedging instrument, the change in the derivative fair values will be immediately recognized as a gain or loss in earnings. If the derivative does qualify as a hedging instrument, the gain or loss on the change in the derivative fair values will either be recognized (i) in earnings as offsets to the changes in the fair value of the related item being hedged or (ii) be deferred and recorded as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transactions occur. The Company has not yet determined what impact the adoption of SFAS No. 133 will have on its financial statements.

12.  Segment Information

     Management evaluates each segment's performance on a stand-alone basis based on a modification of earnings before interest, income taxes, depreciation and amortization. For this purpose, Adjusted EBITDA is defined as earnings before non-operating interest, income taxes, depreciation and amortization, adjusted to exclude net gains on businesses sold and other items which are of a non-recurring or unusual nature, and are not measured in assessing segment performance or are not segment specific. The Company determined its reportable operating segments based primarily on the types of services it provides, the consumer base to which marketing efforts are directed and the methods used to sell services. Subsequent to the Company's June 30, 1999 disposition of its fleet segment, the Company has seven reportable operating segments which collectively comprise the Company's continuing operations. Inter-segment net revenues were not significant to the net revenues of any one segment or the consolidated net revenues of the Company. A description of the services provided within each of the Company's reportable operating segments is as follows:

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

     Fleet

     As disclosed in Note 7, on June 30, 1999, the Company completed the disposition of its fleet segment for aggregate consideration of $1.8 billion. The fleet segment provided fleet and fuel card related products and services to corporate clients and government agencies. Fleet related services included management and leasing of vehicles, fuel card payment and reporting and other fee-based services for clients' vehicle fleets. The Company leased vehicles primarily to corporate fleet users under operating and direct financing lease arrangements.

     Segment Information
     (In millions)

                                        Three Months Ended June 30,
                                                  1999                                1998
                                      ----------------------------         ------------------------------
                                                        Adjusted                               Adjusted
                                      Revenues          EBITDA             Revenues            EBITDA (6)
                                      --------         -----------         --------           -----------
     Travel                           $   289.6        $     146.5   (2)   $    263.6          $   135.7
     Real Estate Franchise                158.9              113.9              131.5              103.1
     Relocation                           106.8               34.2              110.2               26.4
     Mortgage                             106.6               49.7               94.0               44.8
     Individual Membership                243.8               17.1   (3)        209.6              (40.9) (3)
     Insurance/Wholesale                  143.0               50.0   (4)        136.8               35.5
     Other (1)                            223.0               19.7   (3,5)      230.6                45.4 (3,7)
     Fleet                                105.6               41.1               96.0                43.7
                                      ---------        -----------         ----------          ----------
     Total                            $ 1,377.3        $     472.2         $   1,272.3         $   393.7
                                      =========        ===========         ===========         =========


                                                           Six Months Ended June 30,
                                                  1999                                1998
                                      ----------------------------         ------------------------------
                                                        Adjusted                               Adjusted
                                      Revenues          EBITDA             Revenues            EBITDA (9)
                                      --------         -----------         --------           -----------
     Travel                           $   561.6        $     291.2   (2)   $    529.2          $   284.8
     Real Estate Franchise                255.5              185.3              215.8              162.3
     Relocation                           197.7               52.1              209.9               52.0
     Mortgage                             199.8               93.7              172.0               82.3
     Individual Membership                487.2               29.0   (3)        413.7              (56.8) (3)
     Insurance/Wholesale                  282.7               88.3   (4)        270.8               74.6
     Other (1)                            490.3              101.5   (3,8)      388.2              104.6  (3,7)
     Fleet                                207.4               80.8              192.6               91.3
                                      ---------        -----------         ----------          ----------
     Total                            $ 2,682.2        $     921.9         $   2,392.2         $   795.1
                                      =========        ===========         ===========         =========

     ---------------
     (1) Includes the financial results of NPC from the April 27, 1998 acquisition date.
     (2)  Excludes a $23.0 million  non-recurring  charge in connection with
          the  transition  of  the  Company's   lodging   franchisees  to  a
          Company-sponsored property management system.
     (3) Excludes a pre-tax gain of $34.1 million recorded within the Individual Membership segment on the disposition of Match.com and a pre-tax gain of $715.4 million recorded within the Other segment on the dispositions of the fleet segment, National Library of Poetry and National Leisure Group, which were sold in the second quarter of 1999.
     (4) Includes an $8.2 million reduction in expenses resulting from a change in the estimated amortization lives of accidental death and dismemberment customer acquisition costs.
     (5)  Excludes $6.5 million of investigation-related costs.
     (6) Excludes a net credit of $27.5 million associated with changes in the estimate of costs to be incurred in connection with previously recorded merger-related costs and other unusual charges. The aforementioned net credit was comprised of $5.4 million, $1.0 million, $25.3 million and $1.3 million of credits within the
          Travel,   Real  Estate   Franchise,   Other  and  Fleet  segments,
          respectively, and $3.7 million and $1.8 million of charges incurred within the Relocation and Mortgage segments, respectively.
     (7) Excludes $32.2 million of investigation-related costs, including $12.7 million of incremental financing costs.
     (8) Excludes (i) $8.2 million of investigation-related costs; (ii) a $7.0 million write-off of deferred acquisition costs incurred in
          connection  with  the  termination  of the  proposed   acquisition
          of RACMS; and (iii) a $1.3 million gain on the sale of Essex which has been recorded as a credit to merger-related costs and other unusual charges.
     (9) Excludes a net credit of $24.4 million associated with changes in the estimate of costs to be incurred in connection with previously recorded merger-related costs and other unusual charges. The aforementioned net credit was comprised of $5.4 million, $1.0 million, $24.1 million and $1.3 million of credits within the
          Travel,   Real  Estate   Franchise,   Other  and  Fleet  segments,
          respectively, and $3.7 million and $3.7 million of charges incurred within the Relocation and Mortgage segments, respectively.

     Provided below is a reconciliation of total Adjusted EBITDA for reportable operating segments for the three and six months ended June 30, 1999 and 1998 to the consolidated amounts.


                                                                             Three Months Ended June 30,
                                                                             -----------------------------
     (In millions)                                                               1999              1998
                                                                             -----------         ---------
     Adjusted EBITDA for reportable segments                                 $     472.2         $  393.7
     Depreciation and amortization                                                  94.2             84.3
     Other charges
       Merger-related costs and other unusual charges (credits)                     23.0            (27.5)
       Investigation-related financing costs                                         -               12.7
       Other investigation-related costs                                             6.5             19.5
     Interest, net                                                                  54.1             22.9
     Net gain on disposition of businesses                                        (749.5)              -
                                                                             ------------        --------
     Consolidated income from continuing operations before
       income taxes and minority interest                                    $   1,043.9         $  281.8
                                                                             ===========         ========


                                                                                 Six Months Ended June 30,
                                                                             -----------------------------
     (In millions)                                                               1999                1998
                                                                             -----------         ---------
     Adjusted EBITDA for reportable segments                                 $     921.9         $  795.1
     Depreciation and amortization                                                 185.2            147.9
     Other charges
       Merger-related costs and other unusual charges (credits)                     21.7            (24.4)
       Investigation-related financing costs                                         -               12.7
       Other investigation-related costs                                             8.2             19.5
       Termination of proposed acquisition                                           7.0              -
     Interest, net                                                                 102.4             41.8
     Net gain on disposition of businesses                                        (749.5)             -
                                                                             ------------        --------
     Consolidated income from continuing operations before
       income taxes and minority interest                                    $   1,346.9         $  597.6
                                                                             ===========         ========

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

We operate in four principal divisions - travel related services, real estate related services, direct marketing related services and other consumer and business services. Our businesses provide a wide range of complementary consumer and business services, which together represent seven business segments. The travel related services businesses facilitate vacation timeshare exchanges and franchise car rental and hotel businesses; the real estate related services businesses franchise real estate brokerage businesses, provide home buyers with mortgages and assist in employee relocation; and the direct marketing related services businesses provide an array of value driven products and services. Our other consumer and business services include our tax preparation services franchise, information technology services, car parking facility services, vehicle emergency support and rescue services, credit information services, financial products and other consumer-related services.

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

We have changed our focus from making strategic acquisitions of new businesses to maximizing the opportunities and growth potential of our existing businesses. In connection with this change in focus, we have previously announced our strategy to divest non-strategic businesses and assets. Accordingly, we intend from time to time to explore and discuss internally and with third parties potential divestitures and enter into related transactions. However, we can give no assurance that any divestiture or other transaction will be consummated or, if consummated, with respect to the magnitude, timing, likelihood, credit implications or other financial or business effect on us of such transactions, any or all of which could be material. Among the factors considered in determining whether or not to consummate any transaction is the strategic and financial impact of such transaction on us. We intend to use the majority of the proceeds from future dispositions, if any, together with cash flow from operations, to repurchase our common stock and to retire indebtedness. As a result of our aforementioned change in focus and since the implementation of our program to divest non-strategic businesses and assets, which commenced in 1998, we completed the sale of three of our business segments; announced our intention to dispose of a fourth business segment; and divested or announced our intention to divest certain other businesses (see "Liquidity and Capital Resources - Divestitures").

Results of Operations -     Three Months Ended June 30, 1999
                                             vs.
                            Three Months Ended June 30, 1998


Consolidated Results

                                                                     Three Months Ended June 30,
                                                          ------------------------------------------------
(Dollars in millions)                                        1999                1998           % Change
                                                          -----------        -----------       -----------
Net revenues                                              $  1,377.3         $   1,272.3               8%
                                                          ----------         -----------

Expenses
  Operating                                                    435.0               437.0               -
  Marketing and reservation                                    287.9               291.3              (1%)
  General and administrative                                   182.2               150.3              21%
                                                          ----------         -----------       ----------
                                                               905.1               878.6               3%
                                                          ----------         -----------       ----------
Adjusted EBITDA                                                472.2               393.7              20%
Other charges
   Merger-related costs and other unusual
     charges (credits)                                          23.0               (27.5)              *
   Investigation-related financing costs                         -                  12.7               *
   Other investigation-related costs                             6.5                19.5               *
Depreciation and amortization expense                           94.2                84.3              12%
Interest expense, net                                           54.1                22.9             136%
Net gain on disposition of businesses                         (749.5)                -                 *
                                                          -----------        -----------
Pre-tax income from continuing operations
   before minority interest                                  1,043.9               281.8               *
Provision for income taxes                                     143.8               100.1              44%
Minority interest, net of tax                                   15.1                14.9               1%
                                                          ----------         -----------
Income from continuing operations                              885.0               166.8               *
Loss from discontinued operations, net of tax                   (4.1)              (13.8)              *
Loss on sale of discontinued operations, net of tax            (18.6)                -                 *
                                                          -----------        -----------
Net income                                                $    862.3         $     153.0               *
                                                          ==========         ===========

---------
*  Not meaningful.

Revenues and Adjusted EBITDA

Revenues increased $105.0 million (8%) in second quarter 1999 compared to second quarter 1998, which reflected growth in substantially all of our reportable operating segments. Adjusted EBITDA also increased $78.5 million (20%) for the same periods. Significant contributing factors which gave rise to such increases included substantial growth in the volume of mortgage services provided and an increase in the amount of royalty fees received from our franchised brands, within both our travel and real estate franchise segments. In addition, we experienced strong growth and efficiencies within our direct marketing businesses. A detailed discussion of revenues and Adjusted EBITDA trends from 1998 to 1999 is included in the section entitled "Results of Reportable Operating Segments - Second Quarter 1999 vs. Second Quarter 1998."

Other Charges

Investigation-Related Costs. During second quarter 1999, we incurred $6.5 million of professional fees and other miscellaneous expenses in connection with our previously announced discovery of accounting irregularities in the former business units of CUC International Inc. ("CUC") and the resulting investigations into such matters ("investigation-related costs"). During second quarter 1998, we incurred $32.2 million of investigation-related costs, including $12.7 million of incremental financing costs.

Merger-Related Costs and Other Unusual Charges (Credits). In second quarter 1999, we recorded a $23.0 million non-recurring charge in connection with the transition of our lodging franchisees to a Company-sponsored property management system. In second quarter 1998, we recorded a net credit of $27.5 million associated with changes in the estimate of costs to be incurred in connection with previously recorded merger-related costs and other unusual charges.

Depreciation and amortization expense

Depreciation and amortization expense increased $9.9 million (12%) in second quarter 1999 compared to second quarter 1998 primarily as a result of increased capital spending during 1998 to support continued growth and enhance marketing opportunities in our businesses.

Interest expense, net and minority interest, net of tax

Interest expense, net, increased $31.2 million (136%) while minority interest, net of tax, remained relatively unchanged in second quarter 1999 compared to second quarter 1998. The increase in interest expense is principally attributable to higher borrowing costs as well as an increase in the average debt balances outstanding during 1999 as compared to 1998. The average debt balances in 1999 were comprised of longer-term fixed rate debt as compared to 1998, which substantially contributed to the increase in cost of funds. Minority interest, net of tax reflects the preferred dividends payable in cash on our FELINE PRIDES and the trust preferred securities issued in March 1998 (see "Liquidity and Capital Resources - Financing Exclusive of Management and Mortgage Financing FELINE PRIDES and Trust Preferred Securities").

Net Gain on Disposition of Businesses

See "Liquidity and Capital Resources - Divestitures" for a discussion regarding the dispositions of certain businesses during second quarter 1999 and the resulting net gain from such dispositions.

Provision for income taxes

Our effective tax rate was reduced from 35.5% in 1998 to 13.8% in 1999 due to the impact of the disposition of our fleet businesses which was accounted for as a tax-free merger for tax purposes. Accordingly, minimal income taxes were provided on the net gain realized upon disposition.

Discontinued operations

Pursuant to our program to divest non-strategic businesses and assets, we sold our consumer software and classified advertising businesses in January 1999 and December 1998, respectively, and on April 21,1999 (the "Measurement Date"), we committed to selling our Entertainment Publications, Inc. ("EPub") business (see "Liquidity and Capital Resources - Divestitures - Discontinued Operations"). We anticipate an after tax gain on the sale of EPub (including the results of operations from the Measurement Date to the sale date). We deferred $6.9 million of operating losses from the Measurement Date through June 30, 1999, as an offset to the expected gain on the sale. Loss from discontinued operations, net of tax, was $4.1 million in 1999 compared to $13.8 million in 1998 and was comprised of the following operating results:



                                                     Three Months Ended June 30,
                                     ---------------------------------------------------------------------
                                         1999                                   1998
                                     --------------       ------------------------------------------------
                                     Entertainment        Entertainment         Consumer        Classified
(In millions)                         Publications         Publications          Software      Advertising
                                     --------------       --------------        ---------      -----------
Net revenues                          $         3.2        $     5.7            $  130.4       $      74.4
Net income (loss)                              (4.1)           (11.9)               (7.0)              5.1


During second quarter 1999, we recorded an $18.6 million reduction to the gain on sale of discontinued operations related to the disposition of our consumer software business, in connection with the settlement of certain post closing adjustments.

Results of Reportable Operating Segments - Second Quarter 1999 vs. Second Quarter 1998

The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-operating interest, income taxes, depreciation and amortization, adjusted to exclude net gains on businesses sold and other items which are of a non-recurring or unusual nature, and are not included in assessing segment performance or are not segment specific. Our management believes such discussion is the most informative representation of how management evaluates performance. We identified our reportable operating segments based primarily on the types of services we provide, the consumer base to which marketing efforts are directed and the methods we use to sell services. Subsequent to the June 30, 1999 disposition of our fleet segment, we have seven reportable operating segments which collectively comprise our continuing operations. For additional information, including a description of the services provided in each of our reportable operating segments, see Note 12 to the consolidated financial statements.

Three Months Ended June 30,
(Dollars in millions)

                               Revenues                              Adjusted EBITDA                   Adjusted EBITDA
                  -----------------------------------     ---------------------------------------    --------------------
                                                 %                                         %              Margin
                    1999          1998        Change        1999             1998 (5)     Change       1999       1998
                  ---------   ----------    ---------     ------------     ----------    ---------    -------   ----------
Travel            $   289.6   $   263.6          10%      $  146.5 (1)     $    135.7          8%        51%          51%
Real Estate
    Franchise         158.9       131.5          21%         113.9              103.1         11%        72%          78%
Relocation            106.8       110.2          (3%)         34.2               26.4         30%        32%          24%
Mortgage              106.6        94.0          13%          49.7               44.8         11%        47%          48%
Individual
   Membership         243.8       209.6          16%          17.1 (2)          (40.9)         *          7%         (20%)
Insurance/
   Wholesale          143.0       136.8           5%          50.0 (3)           35.5         41%        35%          26%
Other                 223.0       230.6          (3%)         19.7 (2,4)         45.4 (6)    (57%)        9%          20%
Fleet                 105.6        96.0          10%          41.1               43.7         (6%)       39%          46%
                  ---------   ---------                   --------         ----------
Total             $ 1,377.3   $ 1,272.3           8%      $  472.2         $    393.7         20%        34%          31%
                  =========   =========                   ========         ==========

-----------------
(1) Excludes a $23.0 million non-recurring charge in connection with the transition of our lodging franchisees to a Company-sponsored property management system.
(2) Excludes a pre-tax gain of $34.1 million recorded within the Individual Membership segment on the disposition of Match.com and a pre-tax gain of $715.4 million recorded within the Other segment on the dispositions of the fleet segment, National Library of Poetry and National Leisure Group, which were sold in the second quarter of 1999.
(3) Includes an $8.2 million reduction in expenses resulting from a change in the estimated amortization lives of accidental death and dismemberment customer acquisition costs.
(4)  Excludes $6.5 million of investigation-related costs.
(5) Excludes a net credit of $27.5 million associated with changes in the estimate of costs to be incurred in connection with previously recorded merger-related costs and other unusual charges. The aforementioned net credit was comprised of $5.4 million, $1.0 million, $25.3 million and $1.3 million of credits within the Travel, Real Estate Franchise, Other and Fleet segments, respectively, and $3.7 million and $1.8 million of charges incurred within the Relocation and Mortgage segments, respectively.
(6) Excludes $32.2 million of investigation-related costs, including $12.7 million of incremental financing costs. * Not meaningful.

Travel

Revenues and Adjusted EBITDA increased $26.0 million (10%) and $10.8 million (8%), respectively, in second quarter 1999 compared to second quarter 1998. Contributing to the revenue and Adjusted EBITDA increase was a $13.3 million (9%) increase in franchise fees, consisting of increases in lodging and car rental franchise fees of $8.4 million (8%) and $4.9 million (12%), respectively. Our franchise businesses experienced incremental growth in second quarter 1999 compared to second quarter 1998 primarily due to increases in available rooms (22,500 incremental rooms domestically), revenue per available room and car rental days. Timeshare subscription and exchange revenue increased $5.2 million (7%) as a result of increased volume. Total expenses increased $15.3 million as a result of increased volumes. However, an 8% increase in marketing and reservation fund expenses were offset by increased marketing and reservation revenues received from franchisees. In addition, operating expenses increased 5% in 1999. The Adjusted EBITDA margin remained unchanged at 51%.

Real Estate Franchise

Revenues and Adjusted EBITDA increased $27.4 million (21%) and $10.8 million (11%), respectively, in second quarter 1999 compared to second quarter 1998. Royalty fees increased for the CENTURY 21(R), COLDWELL BANKER(R) and ERA(R) franchise brands collectively by $13.2 million (12%) primarily as a result of a 5% increase in home sale transactions by franchisees and a 6% increase in the average price of homes sold. Home sales by franchisees benefited from strong second quarter 1999 existing U.S. home sales, as well as from expansion of our franchise system. In second quarter 1999, the financial results of the national advertising funds for the COLDWELL BANKER and ERA brands (the "Advertising Funds") were consolidated into the financial results of the Real Estate Franchise segment, which increased revenues by $14.7 million (11%) and increased expenses by the same amount, with no impact on Adjusted EBITDA. The Advertising Funds spend most of their revenues on marketing and advertising expenses for their respective franchise brands. The consolidation of the advertising funds resulted in a 7% decline in the Adjusted EBITDA margin. Revenues from Preferred Alliances declined $9.8 million as a result of significant initial fees received in 1998. This decrease was offset by a $10.0 million gain on the sale of preferred stock of NRT Incorporated, the independent company we helped form in 1997 to serve as a consolidator of residential real estate brokerages. Since most costs associated with the real estate franchise business do not vary significantly with home sale volume or revenues, the increase in revenues contributed to an improvement of the Adjusted EBITDA margin from 78% in 1998 to 79% in 1999, prior to the consolidation of the Advertising Funds.

Relocation

Revenues decreased $3.4 million (3%) while Adjusted EBITDA increased $7.8 million (30%) in the second quarter 1999 compared to the second quarter 1998. The Adjusted EBITDA margin increased from 24% in 1998 to 32% in 1999 primarily due to the sale in second quarter 1999 of a minority interest in our Fairtide insurance subsidiary, which resulted in $7.2 million of additional revenue and Adjusted EBITDA. In addition, the sale in third quarter 1998 of certain niche-market asset management operations reduced second quarter 1999 revenues and Adjusted EBITDA by $4.0 million and $1.8 million, respectively. As a result of management's efforts to renegotiate certain contracts, ancillary service fees have increased, offsetting reduced volumes in home sales. Operating expenses decreased $11.2 million (13%), principally from cost savings in regional operations, reduced government home sale expenses and the sale of the asset management operations discussed above.

Mortgage

Revenues and Adjusted EBITDA increased $12.6 million (13%) and $4.9 million (11%), respectively, in second quarter 1999 compared to second quarter 1998, primarily due to substantial growth in mortgage originations and increases in average servicing fees. The Adjusted EBITDA margin decreased from 48% in 1998 to 47% in 1999, as higher revenues were offset by higher operating expenses related to increases in hiring, technology and capacity, which we planned to support continued growth. Mortgage closings increased $1.2 billion (19%) to $7.8 billion, while average production fees decreased 13 basis points, resulting in a $4.9 million net increase in production revenues. The decrease in the average production fees resulted from a shift to more profitable sales and processing channels being offset by increased competitive pressures in the mortgage lending market. The servicing portfolio grew $9.7 billion (29%), and recurring servicing revenue increased $8.9 million (60%), with average servicing fees increasing one basis point.

Individual Membership

Revenues and Adjusted EBITDA increased $34.2 million (16%) and $58.0 million, respectively, in second quarter 1999 compared to second quarter 1998. The Adjusted EBITDA margin improved from negative 20% to a positive 7% for the same periods. The revenue growth is principally due to a greater number of members and increases in the average price of a membership. The increase in Adjusted EBITDA margin is primarily due to the revenue increases, since many of the infrastructure costs associated with providing services to members are not dependent on revenue volume. Results also benefited from reduced solicitation spending, as we further refined the targeted audiences for our direct marketing efforts and achieved greater efficiencies in reaching potential new members. The online membership business contributed $15.2 million to revenues, but reduced Adjusted EBITDA by $9.7 million in second quarter 1999.

Insurance/Wholesale

Revenues and Adjusted EBITDA increased $6.2 million (5%) and $14.5 million (41%), respectively, in second quarter 1999 compared to second quarter 1998 primarily due to customer growth, which resulted from increases in affiliations with financial institutions. The increase in revenues was principally attributable to international expansion, while the Adjusted EBITDA improvement was due to improved profitability in international markets and a $9.2 million marketing expense decrease related to longer amortization periods for certain customer acquisition costs. International revenues and Adjusted EBITDA increased $7.6 million (26%) and $5.0 million, respectively, primarily due to a 43% increase in customers. For the segment as a whole, the Adjusted EBITDA margin increased from 26% in 1998 to 35% in 1999. The Adjusted EBITDA margin for domestic operations was 42% in 1999, versus 32% in 1998. The Adjusted EBITDA margin for international operations was 15% for 1999, versus 2% in 1998. Domestic operations, which comprised 74% of segment revenues in 1999, generated higher Adjusted EBITDA margins than international operations as a result of continued expansion costs incurred internationally to penetrate new markets. International operations, however, have become increasingly profitable as they have expanded over the last 18 months.

Other Services

Revenues and Adjusted EBITDA decreased $7.6 million (3%) and $25.7 million (57%), respectively, in second quarter 1999 compared to second quarter 1998. Revenues decreased primarily as a result of a decrease in income from financial investments and the impact of divested operations, including the sales of our Essex financial products distribution business in January 1999 and our National Leisure Group travel-package subsidiary in May 1999. The revenue decreases were partially offset by increased revenues from National Parking Corporation ("NPC"), the largest private car park operator in the UK, which we acquired in April 1998. NPC contributed an incremental $13.4 million of revenues in second quarter 1999 compared to second quarter 1998. The decrease in Adjusted EBITDA was primarily due to the revenue decreases discussed above and lower earnings from Jackson Hewitt, our tax preparation franchise subsidiary. The decreases in Adjusted EBITDA were partially offset by a $13.1 million increase from NPC, which was included for all three months of second quarter 1999.

Fleet

On June 30, 1999 we completed the disposition of our fleet segment for aggregate consideration of $1.8 billion (see "Liquidity and Capital Resources - Divestitures - Disposition of Fleet Segment"). Fleet segment revenues increased $9.6 million (10%) and Adjusted EBITDA decreased $2.6 million (6%) in second quarter 1999 compared to second quarter 1998. Contributing to the revenue increase was a 7% increase in service fee revenue. The number of service cards and leased vehicles increased by approximately 666,800 (18%) and 12,700 (4%), respectively. The Adjusted EBITDA margin decreased from 46% in 1998 to 39% in 1999. Increased operating expenses and higher borrowing costs contributed to the decrease in Adjusted EBITDA from second quarter 1998 to second quarter 1999.

Results of Operations - Six Months Ended June 30, 1999
                                       vs.
                        Six Months Ended June 30, 1998

Consolidated Results
(Dollars in millions)

                                                                      Six Months Ended June 30,
                                                          ------------------------------------------------
                                                             1999                1998           % Change
                                                          -----------        -----------       -----------

Net revenues                                              $  2,682.2         $   2,392.2              12%

Expenses
  Operating                                                    867.4               748.6              16%
  Marketing and reservation                                    550.1               556.1              (1%)
  General and administrative                                   342.8               292.4              17%
                                                          ----------         -----------       ----------
                                                             1,760.3             1,597.1              10%
                                                          ----------         -----------       ----------
Adjusted EBITDA                                                921.9               795.1              16%
Other charges
   Merger-related costs and other unusual
     charges (credits)                                          21.7               (24.4)              *
   Investigation-related financing costs                         -                  12.7               *
   Other investigation-related costs                             8.2                19.5               *
   Termination of proposed acquisition                           7.0                 -                 *
Depreciation and amortization expense                          185.2               147.9              25%
Interest expense, net                                          102.4                41.8             145%
Net gain on disposition of businesses                         (749.5)                -                 *
                                                          -----------        -----------
Pre-tax income from continuing operations
   before minority interest                                  1,346.9               597.6               *
Provision for income taxes                                     250.3               214.7              17%
Minority interest, net of tax                                   30.2                19.8              53%
                                                          ----------         -----------
Income from continuing operations                            1,066.4               363.1               *
Loss from discontinued operations, net of tax                  (16.2)              (37.2)              *
Net gain on sale of discontinued operations, net of tax        174.1                 -                 *
                                                          ----------         -----------
Net income                                                $  1,224.3         $     325.9               *
                                                          ==========         ===========

---------
*     Not meaningful.

Revenues and Adjusted EBITDA

Revenues increased $290.0 million (12%) during the six months ended June 30, 1999 compared to the six months ended June 30, 1998, which reflected growth in substantially all of our reportable operating segments. Adjusted EBITDA also increased $126.8 million (16%) for the same periods. Significant contributing factors which gave rise to such increases included substantial growth in the volume of mortgage services provided and an increase in the amount of royalty fees received from our franchised brands, within both our travel and real estate franchise segments. In addition, we experienced strong growth and efficiences within our direct marketing businesses. Revenues and Adjusted EBITDA included the operating results of National Parking Corporation Limited ("NPC"), which was acquired in April 1998, for all six months in 1999 compared to the post-acquisition period in 1998. A detailed discussion of revenues and Adjusted EBITDA trends from 1998 to 1999 is included in the section entitled "Results of Reportable Operating Segments - Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998."

Other charges

Investigation-Related Costs. During the six months ended June 30, 1999 and 1998, we incurred $8.2 million and $32.2 million (including $12.7 million of incremental financing costs) of investigation-related costs, respectively.

Merger-Related Costs and Other Unusual Charges (Credits). During the six months ended June 30, 1999, we recorded a net charge of $21.7 million which was comprised of a $23.0 million, non-recurring charge in connection with the transition of our lodging franchisees to a Company-sponsored property management system partially offset by a $1.3 million pre-tax gain on the sale of our Essex Corporation subsidiary ("Essex"). In January 1999, we completed the sale of Essex for $8.0 million. Coincident to the merger which formed Cendant Corporation, we had previously recorded an unusual charge related to certain intangible assets of Essex which were determined to be impaired.

During the six months ended June 30, 1998, we recorded a net credit of $24.4 million associated with changes in the estimate of costs to be incurred in connection with previously recorded merger-related costs and other unusual charges.

Termination of Proposed Acquisition. On February 4, 1999, we announced our intention not to proceed with the acquisition of RAC Motoring Services ("RACMS") due to certain conditions imposed by the UK Secretary of State for Trade and Industry that we determined to be commercially infeasible. We wrote-off $7.0 million of deferred acquisition costs in the first quarter of 1999 in connection with the termination of the proposed acquisition of RACMS.

Depreciation and amortization expense

Depreciation and amortization expense increased $37.3 million (25%) during the six months ended June 30, 1999 compared to the prior year period as a result of incremental amortization of goodwill and other intangible assets from 1998 acquisitions and increased capital spending in 1998 primarily to support continued growth and enhance marketing opportunities in our businesses.

Interest expense, net and minority interest, net of tax

Interest expense, net, increased $60.6 million (145%) primarily as a result of higher borrowing costs as well as an increase in the average debt balances outstanding during the six months ended June 30, 1999 when compared with the same period in 1998. The composition of average debt balances during 1999 included longer-term fixed rate debt carrying higher interest rates as compared to 1998. The average debt balance carried during 1999 is principally reflective of incremental borrowings used to finance the April 1998 acquisition of NPC. In addition, minority interest, net of tax, increased $10.4 million (53%). Minority interest, net of tax, is primarily related to the preferred dividends payable in cash on our FELINE PRIDES and the trust preferred securities issued in March 1998 (see "Liquidity and Capital Resources - Financing Exclusive of Management and Mortgage Financing - FELINE PRIDES and Trust Preferred Securities").

Net Gain on Disposition of Businesses

See "Liquidity and Capital Resources - Divestitures" for a discussion regarding the dispositions of certain businesses during the six months ended June 30, 1999 and the resulting net gain from such dispositions.

Provision for income taxes

Our effective tax rate was reduced from 35.9% in 1998 to 18.6% in 1999 due to the impact of the disposition of our fleet businesses which were accounted for as a tax-free merger for tax purposes. Accordingly, minimal income taxes were provided on the net gain realized upon disposition.

Discontinued operations

Pursuant to our program to divest non-strategic businesses and assets, we sold our consumer software and classified advertising businesses in January 1999 and December 1998, respectively, and on April 21, 1999 (the "Measurement Date"), we committed to selling our Entertainment Publications, Inc. ("EPub") business (see "Liquidity and Capital Resources - Divestitures - Discontinued Operations"). We anticipate an after tax gain on the sale of EPub (including the results of operations from the Measurement Date to the sale date). We deferred $6.9 million of operating losses from the Measurement Date through June 30, 1999, as an offset to the expected gain on the sale. Loss from discontinued operations, net of tax, was $16.2 million in 1999 compared to $37.2 million in 1998 and was comprised of the following operating results:


                                                                Six Months Ended June 30,
                                     -------------------------------------------------------------------
                                         1999                             1998
                                     --------------       ----------------------------------------------
                                     Entertainment        Entertainment       Consumer       Classified
(In millions)                         Publications         Publications       Software      Advertising
                                     --------------       -------------      ----------     ------------
Net revenues                         $         15.7        $    15.1         $    226.3      $   137.2
Net income (loss)                             (16.2)           (24.3)             (23.9)          11.0


We recorded a $192.7 million gain, net of tax, on the sale of discontinued operations in the first quarter of 1999, related to the disposition of our consumer software business, coincident with the closing of the transaction. We recorded a $18.6 million reduction to the gain in the second quarter of 1999 in connection with the settlement of certain post closing adjustments.

Results of Reportable Operating Segments - Six Months Ended June 30, 1999
                                                          vs.
                                           Six Months Ended June 30, 1998

Six Months Ended June 30,
(Dollars in millions)

                               Revenues                              Adjusted EBITDA                   Adjusted EBITDA
                  -----------------------------------     ---------------------------------------    --------------------
                                                 %                                         %              Margin
                    1999          1998        Change        1999             1998 (5)     Change       1999       1998
                  ---------   ----------    ---------     ------------     ----------    ---------    -------   ----------

Travel            $   561.6    $   529.2          6%      $  291.2 (1)     $   284.8         2%           52%      54%
Real Estate
    Franchise         255.5        215.8         18%         185.3             162.3         14%           73%     75%
Relocation            197.7        209.9         (6%)         52.1              52.0          -            26%     25%
Mortgage              199.8        172.0         16%          93.7              82.3         14%           47%     48%
Individual
   Membership         487.2        413.7         18%          29.0 (2)         (56.8)         *             6%     *
Insurance/
   Wholesale          282.7        270.8          4%          88.3 (3)          74.6         18%           31%     28%
Other                 490.3        388.2         26%         101.5 (1,2,4)     104.6 (6)     (3%)          21%     27%
Fleet                 207.4        192.6          8%          80.8              91.3        (12%)          39%     47%
                  ---------    ---------                  --------          --------
Total             $ 2,682.2    $ 2,392.2         12%      $  921.9          $  795.1         16%           34%     33%
                  =========    =========                  ========          ========

-----------------
(1) Excludes a $23.0 million non-recurring charge incurred within the Travel segment in connection with the transition of our lodging franchisees to a Company-sponsored property management system segment.
(2) Excludes a pre-tax gain of $34.1 million recorded within the Individual Membership segment on the disposition of Match.com and a pre-tax gain of $715.4 million recorded within the Other segment on the dispositions of the fleet segment, National Library of Poetry and National Leisure Group, which were sold in the second quarter of 1999.
(3) Includes an $8.2 million reduction in expenses resulting from a change in the estimated amortization lives of accidental death and dismemberment customer acquisition costs.
(4) Excludes (i) $8.2 million of investigation-related costs; (ii) a $7.0 million write-off of deferred acquisition costs in connection with the termination of the proposed acquisition of RACMS; and (iii) a $1.3 million gain on the sale of Essex which has been recorded as a credit to merger-related costs and other unusual charges.
(5) Excludes a net credit of $24.4 million associated with changes in the estimate of costs to be incurred in connection with previously recorded merger-related costs and other unusual charges. The aforementioned net credit was comprised of $5.4 million, $1.0 million, $24.1 and $1.3 million million of credits within the Travel, Real Estate Franchise, Other and Fleet segments, respectively, and $3.7 million and $3.7 million of charges incurred within the Relocation and Mortgage segments, respectively.
(6) Excludes $32.2 million of investigation-related costs, including $12.7 million of incremental financing costs.

 * Not meaningful.

Travel

Revenues and Adjusted EBITDA increased $32.4 million (6%) and $6.4 million (2%), respectively, in the first six months of 1999 compared to the first six months of 1998. Excluding a $7.5 million decrease in gains from the sale of portions of our equity investment in Avis Rent A Car, Inc. ("ARAC") from $17.7 million in 1998 to $10.3 million in 1999, revenues increased $39.9 million (8%) and Adjusted EBITDA increased $13.9 million (5%) in 1999 over 1998. Contributing to the revenue and Adjusted EBITDA increase were increases in lodging and car rental franchise fees of $14.9 million (8%) and $9.2 million (12%), respectively. Our franchise businesses experienced incremental growth in the first six months of 1999 compared to the first six months of 1998, primarily due to increases in available rooms (24,500 incremental rooms domestically), revenue per available room and car rental days. Timeshare subscription and exchange revenue increased $13.8 million (8%) as a result of increased volume. An 11% increase in operating expenses and a 9% increase in marketing and reservation fund expenses, which were attributable to increased volumes and were offset by increased marketing and reservation revenues received from franchisees, substantially contributed to a $26.1 million increase in total expenses. The Adjusted EBITDA margin decreased to 52% in 1999 from 54% in 1998. Excluding the gains from our aforementioned sales of ARAC stock, the Adjusted EBITDA margin was 51% in 1999 and 52% in 1998.

Real Estate Franchise

Revenues and Adjusted EBITDA increased $39.7 million (18%) and $23.0 million (14%), respectively, in the first six months of 1999 compared to the first six months of 1998. Royalty fees increased for the COLDWELL BANKER(R) and ERA(R) franchise brands collectively by $25.3 million (14%) primarily as a result of a 9% increase in home sale transactions by franchisees and a 7% increase in the average price of homes sold. Home sales by franchisees benefited from strong first half 1999 existing U.S. home sales, as well as from expansion of our franchise system. Also, in second quarter 1999, the financial results of the national advertising funds for the COLDWELL BANKER and ERA brands (the "Advertising Funds") were consolidated into the Real Estate Franchise segment, which increased revenues by $14.7 million (7%) and increased expenses by the same amount, with no impact on Adjusted EBITDA. Revenues from Preferred Alliance declined $8.4 million compared to the first six months 1998 in which we received significant initial fees. This decrease was offset by a $10.0 million gain on the sale of preferred stock of NRT Incorporated, the independent company we helped form in 1997 to serve as a consolidator of residential real estate brokerages. Since most costs associated with the real estate franchise business do not vary significantly with home sale volume or revenues, the increase in revenues contributed to an improvement of the Adjusted EBITDA margin from 75% in 1998 to 77% in 1999, prior to the consolidation of the Advertising Funds. The Advertising Funds spend most of their revenues on marketing and advertising expenses. The inclusion of the Advertising Funds in revenues and expenses reduced the Adjusted EBITDA margin to 73% in 1999.

Relocation

Revenues decreased $12.2 million (6%) while Adjusted EBITDA remained unchanged in the first six months of 1999 compared to the first six months of 1998. The sale in third quarter 1998 of certain niche-market asset management operations reduced 1999 revenues and Adjusted EBITDA by $9.7 million and $5.8 million, respectively. As a result of management's efforts to renegotiate certain contracts, ancillary service fees have increased, offsetting reduced volumes in home sales and household goods moves. In 1998, revenues and Adjusted EBITDA benefited from an improvement in receivable collections, which permitted a $4.7 million reduction in billing allowances. Operating expenses, excluding information technology, decreased $15.0 million, principally from cost savings in regional operations, reduced government home sale expenses and the sale of certain asset management operations discussed above. These expense reductions were partially offset by increased investment in information technology. The Adjusted EBITDA margin increased from 25% in 1998 to 26% in 1999 primarily due to the sale in second quarter 1999 of a minority interest in our Fairtide insurance subsidiary, which resulted in $7.2 million of additional revenue and Adjusted EBITDA.

Mortgage

Revenues and Adjusted EBITDA increased $27.8 million (16%) and $11.4 million (14%), respectively, in the first six months of 1999 compared to the first six months of 1998, primarily due to substantial growth in mortgage originations. The Adjusted EBITDA margin decreased from 48% in 1998 to 47% in 1999 as higher revenues were offset by higher operating expenses related to increases in hiring, technology and capacity, which we planned to support continued growth. Mortgage closings increased $3.2 billion (28%) to $14.6 billion, while average production fees decreased 8 basis points, resulting in a $24.3 million net increase in production revenues. The decrease in the average fees resulted from the shift to more profitable sales and processing channels being offset by increased competitive pressures in the mortgage lending market. The servicing portfolio grew $12.1 billion (37%), with recurring servicing revenue increasing $5.5 million (18%) and average servicing fees declining one basis point.

Individual Membership

Revenues and Adjusted EBITDA increased $73.5 million (18%) and $85.8 million, respectively, in the first six months of 1999 compared to the first six months of 1998. The Adjusted EBITDA margin improved from negative 14% to a positive 6% for the same periods. The revenue growth is principally due to a greater number of members added year over year and increases in the average price of a membership. Also contributing to the revenue growth was a $12.8 million increase due to the acquisition of a company in April 1998 that, among other services, provides members with access to their personal credit information. In addition, membership retention rates in the first six months of 1999 met, or exceeded, our expectations. The increase in Adjusted EBITDA margin is primarily due to the revenue increases, since many of the infrastructure costs associated with providing services to members are not dependent on revenue volume. Results also benefited from a reduction in solicitation spending, as we further refined the targeted audiences for our direct marketing efforts and achieved greater efficiencies in reaching potential new members. The online membership business contributed $32.9 million to revenues, but reduced Adjusted EBITDA by $16.3 million in the first six months of 1999.

Insurance/Wholesale

Revenues and Adjusted EBITDA increased $11.9 million (4%) and $13.7 million (18%), respectively, in the first six months of 1999 compared to the first six months of 1998 primarily due to customer growth, which resulted from increases in affiliations with financial institutions. Excluding non-recurring benefits incurred in the first quarter of 1998 related to the negotiation of new terms on a primary reinsurance contract, revenues and Adjusted EBITDA increased $14.9 million (6%) and $16.7 million (22%), respectively, in 1999 over 1998. The increase in revenues was attributable principally to international expansion, while the Adjusted EBITDA increase was due to improved profitability in international markets as well as a $9.2 million expense decrease related to longer amortization periods for certain customer acquisition costs. International revenues and Adjusted EBITDA increased $15.4 million (28%) and $6.6 million (158%), respectively, primarily due to a 44% increase in customers. For the segment as a whole, the Adjusted EBITDA margin increased from 28% in 1998 to 31% in 1999. The Adjusted EBITDA margin for domestic operations was 37% in 1999, versus 33% in 1998. The Adjusted EBITDA margin for international operations was 15% for 1999, versus 7% in 1998. Domestic operations, which comprised 75% of segment revenues in 1999, generated higher Adjusted EBITDA margins than international operations as a result of continued expansion costs incurred internationally to penetrate new markets. International operations, however, have become increasingly profitable as they have expanded over the last 18 months.

Other Services

Revenues increased $102.1 million (26%) and Adjusted EBITDA decreased $3.1 million (3%) in the first six months of 1999 compared to the first six months of 1998. Revenues increased primarily as a result of the April 1998 acquisition of NPC, which contributed $143.5 million of additional revenues in 1999 compared to 1998. The revenue increase attributable to the NPC acquisition was partially offset by decreases in insurance recoveries and income from financial investments and the impact of divested operations, including the sales of our Essex financial products distribution business in January 1999 and our National Leisure Group travel-package subsidiary in May 1999. The decrease in Adjusted EBITDA was primarily due to the revenue items discussed above and increased operating and infrastructure costs, offset by earnings related to the NPC acquisition.

Fleet

On June 30, 1999, we completed the disposition of our fleet segment (see "Liquidity and Capital Resources - Divestitures Disposition of Fleet Segment"). Revenues increased $14.8 million (8%) and Adjusted EBITDA decreased $10.5 million (12%) in the first six months of 1999 compared to the first six months of 1998. Contributing to the revenue increase was an 8% increase in service fee revenue. The number of service cards and leased vehicles increased by approximately 614,600 (17%) and 17,400 (5%), respectively. Increased operating expenses, higher borrowing costs and the receipt in 1998 of access fees related to a key vendor arrangement contributed to the decrease in Adjusted EBITDA from the first six months of 1998 to the first six months of 1999. The Adjusted EBITDA margin decreased from 47% in 1998 to 39% in 1999.

Liquidity and Capital Resources

Divestitures
Discontinued Operations. Pursuant to our program to divest non-strategic businesses and assets (see "Overview"), on April 21, 1999, we announced that our Board of Directors approved our plan to pursue the sale of our Entertainment Publications, Inc. ("EPub") business segment. We engaged a third party to manage the sale process. EPub sells discount programs to schools, community groups and other organizations, which typically provide the discount programs to individuals in the form of local discount coupon books, gift wrap and other seasonal items. EPub solicits restaurants, hotels, theaters, sporting events, retailers and other businesses which agree to offer services and/or merchandise at discount prices.

On January 12, 1999, we completed the sale of Cendant Software Corporation ("CDS") for $800.0 million in cash. We realized a net gain of $371.9 million on the disposition of CDS of which $192.7 million was recognized in the first quarter of 1999, coincident with the closing of the transaction. We recorded an $18.6 million reduction to the gain during the second quarter of 1999, in connection with the settlement of certain post closing adjustments. The remaining $197.8 million of realized net gain was recognized in the fourth quarter of 1998, substantially in the form of a tax benefit and corresponding deferred tax asset. CDS was a developer, publisher and distributor of educational and entertainment software.

In December 1998, we completed the sale of Hebdo Mag International, Inc. ("Hebdo Mag") to its former 50% owners for $314.8 million in cash and 7.1 million shares of our common stock. Hebdo Mag was our former business unit which published and distributed classified advertising information.

Disposition of Fleet Segment. Pursuant to our program to divest non-strategic businesses and assets, on June 30, 1999, we completed the disposition of our fleet business segment ("fleet segment" or "fleet businesses"), which included PHH Vehicle Management Services Corporation, Wright Express Corporation, The Harpur Group, Ltd., and other subsidiaries pursuant to an agreement between PHH Corporation ("PHH"), our wholly-owned subsidiary, and Avis Rent A Car, Inc. ("ARAC"). Pursuant to the agreement, ARAC acquired the net assets of our fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360.0 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation ("Avis Fleet"), a wholly-owned subsidiary of ARAC. The transaction followed a competitive bidding process. Coincident to the closing of the transaction, ARAC refinanced the assumed debt under management programs which was payable to us. Accordingly, on June 30, 1999, we received additional consideration from ARAC of $3,047.5 million comprised of $3,016.9 million of cash proceeds and a $30.6 million note receivable. On such date, we used proceeds of $1,809.4 million to repay outstanding fleet segment financing arrangements. Additionally, in July 1999, the Company utilized cash proceeds from the transaction of $1,033.0 million (received in the form of a dividend payment from PHH) to substantially execute the "Dutch Auction" tender offer by us to purchase 50 million shares of our common stock (See "Common Share Repurchases"). As of June 30, 1999, proceeds remaining from the transaction were designated to repay outstanding corporate debt as it matures (the borrowings of which had been loaned to the fleet segment to finance the purchases of leased vehicles) and to finance other assets under management and mortgage programs.

The convertible preferred stock of Avis Fleet is convertible into common stock of ARAC at our option upon the satisfaction of certain conditions, including the per share price of ARAC Class A common stock equaling or exceeding $50 per share and the fleet segment attaining certain EBITDA (earnings before interest, taxes, depreciation and amortization) thresholds, as defined. There are additional circumstances upon which the shares of Avis Fleet convertible preferred stock are automatically or mandatorily convertible into ARAC common stock. At June 30 1999, we beneficially owned approximately 19% of the outstanding Class A common stock of ARAC. If all of the Avis Fleet convertible preferred stock was converted into common stock of ARAC, as of the closing date, we would have owned approximately 34% of ARAC's outstanding common equity (although the voting interest would be limited, in most instances to 20%).

We realized a net gain on disposition of $881.4 million ($865.7  million,  after tax) of which $714.8 million ($702.1 million, after tax) was recognized in the second quarter of 1999 and $166.6 million ($163.6 million, after tax) was deferred at June 30, 1999. The realized gain is net of approximately $90.0 million of transaction costs. We deferred the portion of the realized net gain which was equivalent to our common equity ownership percentage in ARAC at the time of closing. The fleet segment disposition was structured in accordance with applicable tax law to be treated as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. Should the transaction be deemed taxable, the resultant tax liability could be material.

Other. During the second quarter of 1999, we completed the dispositions of certain businesses, including Match.com, National Leisure Group and National Library of Poetry. Aggregate consideration received on the dispositions of such businesses was comprised of $26.8 million in cash and $43.3 million of common stock. We realized a net gain of $34.7 million ($21.5 million, after tax) on the dispositions of the businesses.

On August 12, 1999, we completed the sale of our Spark Services subsidiary for approximately $35.0 million in cash.

Pending disposition. On June 30, 1999, we entered into a definitive agreement to sell our Central Credit Inc. ("CCI") business unit for $44.0 million in cash. CCI is the leading provider of gaming patron credit information services to casinos. The transaction is subject to regulatory approvals and is expected to be completed during the third quarter of 1999.

Financing (exclusive of Management and Mortgage Program Financing)

We believe that we have sufficient liquidity and access to liquidity through various sources, including our ability to access public equity and debt markets and financial institutions. We currently have a $1.25 billion term loan facility in place as well as committed back-up facilities totaling $1.75 billion, of which $1.72 billion is currently undrawn and available and $2.45 billion of availability under existing shelf registration statements. Our long-term debt was $3.3 billion at June 30, 1999 which substantially consisted of $2.1 billion of publicly issued fixed rate debt and $1.25 billion of borrowings under a term loan facility. In addition, we had $1.5 billion of equity-linked FELINE PRIDES securities outstanding at June 30, 1999.

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

Term Loan Facilities

On February 9, 1999, we replaced a 364-day, $3.25 billion term loan facility with a new two-year term loan facility (the "Term Loan Facility") which provides for borrowings of up to $1.25 billion. The Term Loan Facility bears interest at LIBOR plus a margin of approximately 100 basis points and is payable in five consecutive quarterly installments beginning on the first anniversary of the closing date. At June 30, 1999, borrowings under the Term Loan Facility, which were due within one year, were classified as long-term based on our intent and ability to refinance such borrowings on a long-term basis. The Term Loan Facility contains certain restrictive covenants, which are substantially similar to and consistent with the covenants in effect for our Revolving Credit Facilities. We used $1.25 billion of the proceeds from the Term Loan Facility to refinance a portion of the outstanding borrowings under the former term loan facility.

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

FELINE PRIDES and Trust Preferred Securities

Through our wholly owned subsidiary, Cendant Capital I (the "Trust"), a statutory business Trust formed under the laws of the State of Delaware, we have an outstanding issuance of 29.9 million FELINE PRIDES, each with a face amount of $50 per PRIDE and 2.3 million trust preferred securities. Proceeds of $1.5 billion from the original issuance of the FELINE PRIDES were invested by the Trust in our 6.45% Senior Debentures due 2003 (the "Debentures), which represents the sole asset of the Trust. The obligations of the Trust related to the FELINE PRIDES and trust preferred securities are unconditionally guaranteed by us to the extent we make payments pursuant to the Debentures. The issuance of the FELINE PRIDES and trust preferred securities, resulted in the utilization of approximately $3 billion of availability under a $4 billion shelf registration statement. At June 30, 1999, the FELINE PRIDES consisted of approximately 27.8 million Income PRIDES and 2.1 million Growth PRIDES (Income PRIDES and Growth PRIDES hereinafter referred to as "PRIDES"). The Income PRIDES consist of trust preferred securities and forward purchase contracts under which the holders are required to purchase our common stock in February 2001. The Growth PRIDES consist of zero coupon U.S. Treasury securities and forward purchase contracts under which the holders are required to purchase our common stock in February 2001. The stand-alone trust preferred securities and the trust preferred securities forming a part of the Income PRIDES, each with a face amount of $50, bear interest, in the form of preferred stock dividends, at the annual rate of 6.45%, payable in cash. Payments under the forward purchase contract forming a part of the Income PRIDES are made by us in the form of a contract adjustment payment at an annual rate of 1.05%. Payments under the forward purchase contract forming a part of the Growth PRIDES are made by us in the form of a contract adjustment payment at an annual rate of 1.30%. The forward purchase contracts require the holder to purchase a minimum of 1.0395 shares and a maximum of
1.3514 shares of our common stock per PRIDES security, depending upon the average of the closing price per share of our common stock for a 20 consecutive day period ending in mid-February of 2001. We have the right to defer the contract adjustment payments and the payment of interest on its Debentures to the Trust. Such election will subject us to certain restrictions, including restrictions on making dividend payments on our common stock until all such payments in arrears are settled.

On March 17, 1999, we reached a final agreement to settle a class action lawsuit that was brought on behalf of the holders of PRIDES securities who purchased their securities on or prior to April 15, 1998. Under the terms of the final agreement, only holders who owned PRIDES at the close of business on April 15, 1998 will be eligible to receive a new additional "Right" for each PRIDES security held. At any time during the life of the Rights (expires February
2001), holders may (i) sell them or (ii) exercise them by delivering to us three Rights together with two PRIDES in exchange for two new PRIDES (the "New PRIDES"). The terms of the New PRIDES will be the same as the original PRIDES except that the conversion rate will be revised so that, at the time the Rights are distributed, each New PRIDES will have a value equal to $17.57 more than each original PRIDES, or, in the aggregate, approximately $351.0 million. The final agreement also requires us to offer to sell four million additional PRIDES (having identical terms to currently outstanding PRIDES) to holders of Rights for cash, at a value which will be based on the valuation model that was utilized to set the conversion rate of the New PRIDES. The offering of additional PRIDES will be made only pursuant to a prospectus filed with the SEC. We currently expect to use the proceeds of such an offering for general corporate purposes. The arrangement to offer additional PRIDES is designed to enhance the trading value of the Rights by removing up to six million Rights from circulation via exchanges associated with the offering and to enhance the open market liquidity of New PRIDES by creating four million New PRIDES via exchanges associated with the offering. If holders of Rights do not acquire all such PRIDES, they will be offered to the public. Under the settlement agreement, we also agreed to file a shelf registration statement for an additional 15 million special PRIDES, which could be issued by us at any time for cash. However, during the last 30 days prior to the expiration of the Rights in February 2001, we will be required to make these additional PRIDES available to holders of Rights at a price in cash equal to 105% of their theoretical value. The special PRIDES, if issued, would have the same terms as the currently outstanding PRIDES and could be used to exercise Rights. Based on a market price of $18.625 the closing price per share of our common stock on August 9, 1999 the effect of the issuance of the New PRIDES will be to distribute approximately 18 million more shares of our common stock when the mandatory purchase of our common stock associated with the PRIDES occurs in February 2001. This represents approximately 2.5% more shares of our common stock than are currently outstanding.

On June 15, 1999, the United States District Court for the District of New Jersey entered an order and judgment approving the settlement described above and awarding fees to counsel to the class. One objector, who objected to a portion of the settlement notice concerning fees to be sought by counsel to the class and the amount of fees to be sought by counsel to the class, has filed an appeal to the U.S. Court of Appeals for the Third Circuit from the District Court order approving the settlement and awarding fees to counsel to the class. Although under the settlement the Rights are required to be distributed following the conclusion of court proceedings, including appeals, we believe that the appeal is without merit. As a result, we presently intend to distribute the Rights in September or October 1999 after the effectiveness of the registration statement filed with the SEC covering the New PRIDES.

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

Financing Related to Management and Mortgage Programs

Our PHH subsidiary operates our mortgage and relocation services businesses as a separate public reporting entity and supports originated mortgages and advances under relocation contracts primarily by issuing commercial paper and medium term notes and maintaining securitized obligations. Such financing is not classified based on contractual maturities, but rather is included in liabilities under management and mortgage programs rather than long-term debt since such debt corresponds directly with high quality related assets. Prior to the June 30, 1999 disposition of our fleet segment, fleet business operations were also funded using such financing arrangements. Upon the disposition, we received cash proceeds equivalent to the outstanding debt applicable to our fleet segment (see "Liquidity and Capital Resources - Divestitures - Disposition of Fleet
Segment"). PHH continues to pursue opportunities to reduce its borrowing requirements by securitizing increasing amounts of its high quality assets. We currently have an agreement, expiring 2001 under which an unaffiliated buyer, Bishops Gate Residential Mortgage Trust, a special purpose entity, (the "Buyer") commits to purchase, at our option, mortgage loans originated by us on a daily basis, up to the Buyer's asset limit of $2.4 billion. Under the terms of this sale agreement, we retain the servicing rights on the mortgage loans sold to the Buyer and provide the Buyer with options to sell or securitize the mortgage loans into the secondary market. At June 30, 1999, we were servicing approximately $1.7 billion of mortgage loans owned by the Buyer.

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

PHH's aggregate borrowings at the underlying balance sheet dates were as follows:

                                                   June 30,       December 31,
         (In billions)                               1999            1998
                                                  ---------      -------------
         Commercial paper                         $     1.6      $        2.5
         Medium-term notes                              2.0               2.3
         Securitized obligations                        0.8               1.9
         Other                                          0.1               0.2
                                                  ---------      ------------
                                                  $     4.5      $        6.9
                                                  =========      ============

PHH has an effective shelf registration statement on file with the SEC providing for the aggregate issuance of up to $3.0 billion of medium-term note debt securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. As of June 30, 1999, PHH had approximately $2.0 billion of medium-term notes outstanding under this shelf registration statement. Proceeds from future offerings will continue to be used to finance assets PHH manages for its clients and for general corporate purposes.

Securitized Obligations

Our PHH subsidiary maintains three separate financing facilities, the outstanding borrowings of which are securitized by corresponding assets under management and mortgage programs. Such securitized obligations are described below.

Mortgage Facility. Our PHH subsidiary maintains a 364-day financing agreement, expiring in December 1999, to sell mortgage loans under an agreement to repurchase such mortgages (the "Mortgage Agreement"). The Mortgage Agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the Mortgage Agreement. The total commitment under the Mortgage Agreement is $500.0 million and is renewable on an annual basis at the discretion of the Lender in accordance with the securitization agreement. Mortgage loans financed under the Mortgage Agreement at June 30, 1999 totaled $458.1 million.

Relocation Facilities. Our PHH subsidiary maintains a 364-day asset securitization agreement, expiring in December 1999 under which an unaffiliated buyer has committed to purchase an interest in the rights to payment related to certain relocation receivables of PHH. The revolving purchase commitment provides for funding up to a limit of $325.0 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Under the terms of this agreement, our PHH subsidiary retains the servicing rights related to the relocation receivables. At June 30, 1999, our PHH subsidiary was servicing $248.3 million of assets which were funded under this agreement.

Our PHH subsidiary also maintains an asset securitization agreement, with a separate unaffiliated buyer, which has a purchase commitment up to a limit of $350.0 million. The terms of this agreement are similar to the aforementioned facility, with PHH retaining the servicing rights on the right of payment related to certain relocation receivables of PHH. At June 30, 1999, PHH was servicing $85.0 million of assets eligible for purchase under this agreement.

Other Credit Facilities

To provide additional financial flexibility, PHH's current policy is to ensure that minimum committed facilities aggregate 100 percent of the average outstanding commercial paper. This policy will be maintained subsequent to the divestiture of the fleet businesses. PHH maintains $2.65 billion of unsecured committed credit facilities, which are backed by a consortium of domestic and foreign banks. The facilities are comprised of $1.25 billion of syndicated lines of credit maturing in March 2000 and $1.25 billion of syndicated lines of credit maturing in the year 2002. In addition, PHH has a $150 million revolving credit facility, which matures in December 1999, and other uncommitted lines of credit with various financial institutions, which were unused at June 30, 1999. Our management closely evaluates not only the credit of the banks but also the terms of the various agreements to ensure ongoing availability. Our management believes that our current policy provides adequate protection should volatility in the financial markets limit PHH's access to commercial paper or medium-term notes funding. PHH continuously seeks additional sources of liquidity to accommodate PHH asset growth and to provide further protection from volatility in the financial markets.

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

Litigation

Since the April 15, 1998 announcement of the discovery of potential accounting irregularities in the former business units of CUC, more than 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on our behalf and several other lawsuits and arbitration proceedings have commenced in various courts and other forums against us and other defendants by or on behalf of persons claiming to have purchased or otherwise acquired securities or options issued by CUC or us between May 1995 and August 1998. The Court has ordered consolidation of many of the actions.

In addition, in October 1998, an action claiming to be a class action was filed against us and four of our former officers and directors by persons claiming to have purchased American Bankers' stock between January and October 1998. The complaint claimed that we made false and misleading public announcements and filings with the SEC in connection with our proposed acquisition of American Bankers allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and that the plaintiff and the alleged class members purchased American Bankers' securities in reliance on these public announcements and filings at inflated prices. On April 26, 1999, the United States District Court for New Jersey found that the class action failed to state a claim upon which relief could be granted and, accordingly, dismissed the complaint. The plaintiff has appealed the District Court's findings to the U.S. Court of Appeals for the Third Circuit.

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

The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised us that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the investigations, we made all adjustments considered necessary which are reflected in our restated financial statements. We do not expect that additional adjustments will be necessary as a result of these government investigations.

Other than the PRIDES class action litigation, we do not believe that it is feasible to predict or determine the final outcome of these proceedings or investigations or to estimate the amounts or potential range of loss with respect to these proceedings or investigations. The possible outcomes or resolutions of the proceedings could include a judgment against us or settlements and could require substantial payments by us. In addition, the timing of the final resolution of the proceedings or investigations is uncertain. We believe that material adverse outcomes with respect to such proceedings or investigations could have a material impact on our financial position, results of operations or cash flows.

Credit Ratings

Our long-term debt credit ratings by Duff & Phelps Credit Rating Co. ("DCR"), Standard & Poor's Corporation ("S&P") and Moody's Investors Service Inc. ("Moody's") remain A-, BBB and Baal, respectively.

Following the execution of our agreement to dispose of our fleet segment, Fitch IBCA lowered PHH's long-term debt rating from A+ to A and affirmed PHH's short-term debt rating at F1, and S&P affirmed PHH's long-term and short-term debt ratings at A-/A2. Also in connection with the closing of the transaction, DCR lowered PHH's long-term debt rating from A+ to A and PHH's short-term debt rating was reaffirmed at D1. Moody's lowered PHH's long-term debt rating from A3 to Baa1 and affirmed PHH's short-term debt rating at P2. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time).

Common Share Repurchases

During the six months ended June 30, 1999, our Board of Directors authorized an additional $600.0 million of our common stock to be repurchased under a common share repurchase program, increasing the total authorized amount that can be repurchased under the program to $1.6 billion. We have executed this program through open-market purchases or privately negotiated transactions. As of June 30, 1999, we repurchased a total of $1.6 billion (83.9 million shares) of our common stock under the program. In July 1999, our Board of Directors authorized an additional $200.0 million of our common stock to be repurchased under the common share repurchase program. Subject to bank credit facility covenants, certain rating agency constraints and authorization from our Board of Directors, we anticipate further expanding the program, although we can give no assurance with respect to the timing, likelihood or amount of future repurchases under the program.

In July 1999, pursuant to a Dutch Auction self tender offer to our shareholders, we purchased 50 million shares of our common stock through our wholly owned subsidiary Cendant Stock Corporation at a price of $22.25 per share. Under the terms of the offer, which commenced June 16, 1999 and expired July 15, 1999, we had invited shareholders to tender their shares of our common stock at prices between $19.75 and $22.50 per share. We financed the purchase of shares costing $1.11 billion with proceeds received from our June 30, 1999 disposition of our fleet segment.

Since the inception of our share repurchase program, inclusive of the self-tender offer and including the 7.1 million shares of our common stock received as partial consideration in connection with the sale of our Hebdo Mag subsidiary, we have reduced our shares outstanding by 17%.

Cash Flows

We generated $1.2 billion of cash flows from operations during the six months ended June 30, 1999 representing a $1.5 billion increase from the six months ended June 30, 1998. The increase in cash flows from operations was primarily due to a $1.4 billion net reduction in mortgage loans held for sale which reflects larger loan sales to the secondary markets in proportion to loan originations.

We generated $1.4 billion in cash flows from investing activities during the six months ended June 30, 1999 representing a $5.1 billion increase from the six months ended June 30, 1998. The incremental cash flows from investing activities was primarily attributable to $2.6 billion of net cash proceeds received from the disposition of the net assets of our fleet segment as well as the dispostion of other businesses during 1999, including our consumer software business, National Library of Poetry, National Leisure Group and Essex. In addition, during 1998, we used net cash of $2.7 billion for the purchases of businesses and other acquisition related payments. Companies acquired in 1998 included NPC and Jackson Hewitt.

We used net cash of $0.6 billion in financing activities during the six months ended June 30, 1999 compared to providing net cash of $5.7 billion from such activities in the comparable prior year period. Cash flows used in financing activities during 1999 included $1.3 billion in Company common stock repurchases pursuant to our share repurchase program partially offset by $1.2 billion related to the timing of debt repayments to third parties from ARAC's refinancing of debt under management programs, which ARAC assumed in connection with our fleet segment disposition. (See "Liquidity and Capital Resources - Divestitures - Disposition of Fleet Segment") Cash flows provided by financing activities during 1998 principally consisted of $3.3 billion of proceeds from borrowings under a term loan facility and proceeds of $1.5 billion from the issuance of our FELINE PRIDES. During 1999, we had net repayments of $0.6 billion on fundings of our investments in assets under management programs compared to net borrowings of $1.2 billion in 1998.

Capital Expenditures

During the six months ended June 30, 1999, $127.7 million was invested in property and equipment to support operational growth and enhance marketing opportunities. In addition, technological improvements were made to improve operating efficiencies. Capital spending in 1999 has included the development of integrated business systems and other investments in information systems within several of our segments as well as additions to car park properties for our NPC subsidiary. We anticipate investing approximately $260 million in capital expenditures in 1999.

Year 2000 Compliance

The following disclosure is a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

The Year 2000 presents the risk that information systems will be unable to recognize and process date-sensitive information properly from and after January 1, 2000. To minimize or eliminate the effect of the Year 2000 risk on our business systems and applications, we are continually identifying, evaluating, implementing and testing changes to our computer systems, applications and software necessary to achieve Year 2000 compliance. We implemented a Year 2000 initiative in March 1996 that has now been adopted by all of our business units. As part of such initiative, we selected a team of managers to identify, evaluate and implement a plan to bring all of our critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The Year 2000 initiative consists of four phases: (i) identification of all critical business systems subject to Year 2000 risk (the "Identification Phase"); (ii) assessment of such business systems and applications to determine the method of correcting any Year 2000 problems (the "Assessment Phase"); (iii) implementing the corrective measures (the "Implementation Phase"); and (iv) testing and maintaining system compliance (the "Testing Phase"). We have substantially completed the Identification and Assessment Phases and have identified and assessed five areas of risk: (i) internally developed business applications;
(ii) third party vendor software, such as business applications, operating systems and special function software; (iii) computer hardware components; (iv) electronic data transfer systems between our customers and us; and (v) embedded systems, such as phone switches, check writers and alarm systems. Although no assurances can be made, we believe that substantially all of our systems, applications and related software that are subject to Year 2000 compliance risk have been identified and that we have either implemented or initiated the implementation of a plan to correct such systems that are not Year 2000 compliant. In addition, as part of our assessment process we are developing contingency plans as considered necessary. Substantially all of our mission critical systems have been remediated during 1998. However, we cannot directly control the timing of certain Year 2000 compliant vendor products and in certain situations, exceptions to the December 1998 date have been authorized. We are closely monitoring those situations and intend to complete testing efforts and any contingency implementation efforts prior to December 31, 1999. Although we have begun the Testing Phase, we do not anticipate completion of the Testing Phase until sometime prior to December 1999.

We rely on third party service providers for services such as telecommunications, internet service, utilities, components for our embedded and other systems and other key services. Interruption of those services due to Year 2000 issues could have a material adverse impact on our operations. We initiated an evaluation of the status of such third party service providers' efforts to determine alternative and contingency requirements. While approaches to reducing risks of interruption of business operations vary by business unit, options include identification of alternative service providers available to provide such services if a service provider fails to become Year 2000 compliant within an acceptable timeframe prior to December 31, 1999.

The total cost of our Year 2000 compliance plan is anticipated to be $55 million. Approximately $44 million of these costs had been incurred through June 30, 1999, and we expect to incur the balance of such costs to complete the compliance plan. We have been expensing and capitalizing the costs to complete the compliance plan in accordance with appropriate accounting policies. Variations from anticipated expenditures and the effect on our future results of operations are not anticipated to be material in any given year. However, if Year 2000 modifications and conversions are not made, including modifications by our third party service providers, or are not completed in time, the Year 2000 problem could have a material impact on our operations, cash flows and financial condition. At this time, we believe the most likely "worst case" scenario involves potential disruptions in our operations as a result of the failure of services provided by third parties.

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

Impact of New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". We will adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 requires us to record all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. If the derivative does not qualify as a hedging instrument, the change in the derivative fair values will be immediately recognized as gain or loss in earnings. If the derivative does qualify as a hedging instrument, the gain or loss on the change in the derivative fair values will either be recognized (i) in earnings as offsets to the changes in the fair value of the related item being hedged or (ii) be deferred and recorded as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transactions occur. We have not yet determined what impact the adoption of SFAS No. 133 will have on our financial statements.

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

The SEC requires that registrants include information about potential effects of changes in interest rates and currency exchange on their financial statements. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock tests," which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for interest rate and currencies may have some limited use as benchmarks, they should not be viewed as forecasts.

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

Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an Annual Meeting of Stockholders on May 27, 1999, pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated March 31, 1999, a copy of which has been filed previously with the Securities and Exchange Commission, at which our stockholders approved the election of five directors for a term of three years, the ratification of the appointment of Deloitte & Touche LLP as the auditors of the Company's financial statements for the fiscal year 1999, certain amendments to the Company's by-laws and a stockholders's proposal relating to the classification of the Board of Directors. The results of such matters are as follows:

Proposal 1.    Election of Directors

Results:                 Votes
---------------------    --------------
Leonard Coleman          689,861,976
Robert E. Nederlander    670,402,315
Leonard Schutzman        687,009,774
Robert F. Smith          686,956,727
Craig R. Stapleton       687,791,907



Proposal 2.    Ratification of Selection of Auditors for Fiscal Year 1999
               Financial Statements


Results:       For                 Against             Abstain
--------       --------------      --------------      --------------
               711,006,803         1,612,783           1,682,750


Proposal 3.    Amendments to Company's By-laws


Results:       For                 Against             Abstain
--------       --------------      --------------      --------------
               702,522,495         8,532,611           3,247,230


Proposal 4.    Stockholder Proposal Relating to Classification of Board of
               Directors

Results:       For                 Against             Abstain
--------       --------------      --------------      --------------
               289,422,825         265,624,485         6,308,894

PART II. OTHER INFORMATION

ITEM 1 -   LEGAL PROCEEDINGS

      The discussions  contained under the headings  "Litigation  Settlement" in
Note 8 and "Litigation - Accounting Irregularities" in Note 9 contained in Part 1 - FINANCIAL INFORMATION, Item 1 - Financial Statements, are incorporated herein by reference in their entirety.

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a)      Exhibits

27       Financial data schedule (electronic transmission only)

(b)      Reports on Form 8-K

         Form 8-K, dated April 22, 1999, reporting in Item 5 our 1999 first quarter results.

         Form 8-K, dated May 25, 1999, reporting in Item 5 our strategic realignment and articulating our core operations.

         Form 8-K, dated June 2, 1999, reporting in Item 5 amendments to our By-Laws.

         Form 8-K, dated June 22, 1999, reporting in Item 5 the incorporation by reference of our unaudited pro forma financial statements giving effect to the disposition of our fleet business segment and the use of proceeds from the disposition for the purchase of 50 million shares of our common stock pursuant to a Dutch Auction self-tender offer.

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



                                        CENDANT CORPORATION



                                        By:   /s/ David M. Johnson
                                                  David M. Johnson
                                            Senior Executive Vice President and
                                            Chief Financial Officer


                                        By:   /s/ Jon F. Danski
                                                  Jon F. Danski
                                             Executive Vice President, Finance
Date:     August 16, 1999                    (Principal Accounting Officer)