Form 10-K/A
period 1998-12-31
CENDANT CORP
filed 1999-10-12
CIK 723612

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                              NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                 ON WHICH REGISTERED
           -------------------                 -------------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the New York Stock Exchange on September 30, 1999 was $12,592,847,053. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

     The number of shares outstanding of each of the Registrant's classes of common stock was 712,119,142 shares of Common Stock outstanding as of September 30, 1999.

================================================================================

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

     We operate in four principal divisions--travel related services, real estate related services, direct marketing services (formerly known as the alliance marketing division) and other consumer and business services. Our businesses provide a wide range of complementary consumer and business services, which together represent eight business segments. The travel related services businesses facilitate vacation timeshare exchanges, manage corporate and government vehicle fleets and franchise car rental and hotel businesses; the real estate related services businesses franchise real estate brokerage businesses, provide home buyers with mortgages and assist in employee relocation; and the direct marketing services businesses provide an array of value driven products and services. Our other consumer and business services include our tax preparation services franchise, information technology services, car parks and vehicle emergency support and rescue services in the United Kingdom, discount coupon books, credit information services, financial products and other consumer-related services.

     As a franchisor of hotels, residential real estate brokerage offices, car rental operations and tax preparation services, we license the owners and operators of independent businesses to use our brand names. We do not own or operate hotels, real estate brokerage offices, car rental operations or tax preparation offices. Instead, we provide our franchisee customers with services designed to increase their revenue and profitability.

Travel Related Services

     The travel division is comprised of the travel and fleet segments. In our travel segment, we franchise hotels primarily in the mid-priced and economy markets. We are the world's largest hotel franchisor, operating the Days Inn(R), Ramada(R) (in the United States), Howard Johnson(R), Super 8(R), Travelodge(R) (in North America), Villager Lodge(R), Knights Inn(R) and Wingate Inn(R) lodging franchise systems. We own the Avis(R) worldwide vehicle rental franchise system which, operated by its franchisees, is the second largest car rental system in the world (based on total revenues and volume of rental transactions). We currently own approximately 19% of the capital stock of the largest Avis franchisee, Avis Rent A Car, Inc. ("ARAC"). We also own Resort Condominiums International, LLC ("RCI"), the world's leading timeshare exchange organization.

     Our fleet segment operations were conducted primarily by our PHH Vehicle Management Services Corporation subsidiary which operated the second largest provider in North America of comprehensive vehicle management services and our former PHH Vehicle Management Services PLC subsidiary which was the market leader in the United Kingdom for fuel and fleet management services. We disposed of our fleet segment on June 30, 1999. See "Recent Developments - Strategic Developments"

Real Estate Related Services

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

Direct Marketing Services

     Our direct marketing division is divided into two segments: individual membership and insurance/ wholesale. The individual membership segment, with approximately 32 million memberships, provides customers with access to a variety of discounted products and services in such areas as retail shopping, travel, auto, dining, and home improvement. The insurance/wholesale segment, with nearly 31 million customers, markets and administers insurance products, primarily accidental death and dismemberment insurance and term life insurance, and also provides products and services such as checking account enhancement packages, financial products and discount programs to customers of various financial institutions. Our direct marketing activities are conducted principally through our Cendant Membership Services, Inc. subsidiary and certain of the Company's other wholly-owned subsidiaries, including FISI*Madison Financial Corporation ("FISI") and Benefit Consultants, Inc. ("BCI").

Other Consumer and Business Services

     We also provide a variety of other consumer and business services. Our Jackson Hewitt Inc. ("Jackson Hewitt") subsidiary operates the second largest tax preparation service system in the United States with locations in 43 states and franchises a system of approximately 3,000 offices that specialize in computerized preparation of federal and state individual income tax returns. Our National Parking Corporation Limited ("NPC") subsidiary is the largest private (non-municipally owned) car park operator in the United Kingdom and a leader in vehicle emergency support and rescue services for approximately 3.5 million members in the United Kingdom. Our former Global Refund subsidiary operated the world's leading value-added tax refund service for travelers. Our Entertainment Publications, Inc. ("EPub") subsidiary provides customers with unique products and services that are designed to enhance a customer's purchasing power. We also provide information technology services, credit information services, financial services and other consumer services.

RECENT DEVELOPMENTS

Strategic Developments

     General. In connection with our previously announced plan to focus on maximizing the opportunities and growth potential of our existing businesses, we have divested or announced our intention to divest certain non-strategic businesses and assets and have completed or commenced certain other strategic initiatives related to the internet as stated below. The divestiture program has resulted in the disposition of 18 business units and, upon consideration of the pending dispositions, will ultimately generate approximately $4.5 billion in proceeds. Proceeds have been partially utilized to repurchase our common stock and reduce our indebtedness.

     Disposition of Businesses

     In connection with the aforementioned program, we have completed or have pending the following dispositions:

     Pending disposition of Green Flag. On October 8, 1999, we entered into a definitive agreement to dispose of our Green Flag business unit for approximately $410 million in cash. The transaction, subject to customary regulatory approval in the United Kingdom ("UK"), is expected to be consummated in the fourth quarter of 1999.

Green Flag is a roadside assistance organization based in the UK, which provides a wide range of emergency support and rescue services.

     Pending sale of Entertainment Publications, Inc. On September 14, 1999, we entered into a definitive agreement to sell 84% of our Entertainment Publications, Inc. ("EPub") business unit for approxmately $325 million in cash. We will retain approximatley 16% of EPub's equity in connection with the transaction. In addition, we will have a designee on the EPub Board of Directors. The transaction is subject to customary regulatory approvals and customary conditions and is expected to be consummated in the fourth quarter of 1999.

     We have determined that the size and nature of our retained equity stake in EPUB, including the retention of board representation, will require us to account for our ongoing investment in EPUB using the equity accounting method. In addition, our earlier classification of EPUB as a discontinued operation was reversed in accordance with generally accepted accounting principles.

     North American Outdoor Group. On October 8, 1999, we completed the disposition of 94% of our North American Outdoor Group ("NAOG") business unit for approximately $140 million in cash and will retain approximately 6% of NAOG's equity in connection with the transaction.

     Global Refund Group. On August 24, 1999, we completed the sale of our Global Refund Group subsidiary ("Global Refund") for approximately $160 million in cash. Global Refund, formerly known as Europe Tax Free Shopping, was the world's largest value-added tax refund services company.

     Fleet. On June 30, 1999, we completed the disposition of the fleet business segment ("fleet segment" or "fleet businesses"), which included PHH Vehicle Management Services Corporation, Wright Express Corporation, The Harpur Group, Ltd., and other subsidiaries pursuant to an agreement between our PHH Corporation ("PHH") subsidiary and Avis Rent A Car, Inc. ("ARAC"). Pursuant to the agreement, ARAC acquired net assets of the fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation , a wholly-owned subsidiary of ARAC.

     Cendant Software Corporation. On January 12, 1999, we completed the sale of our consumer software division, Cendant Software Corporation ("Software") and its subsidiaries, to Paris-based Havas SA, a subsidiary of Vivendi SA, for approximately $800 million in cash plus future potential cash payments.

     Other Businesses. During 1999, we completed the dispositions of certain other businesses, including Central Credit, Inc., Spark Services, Inc., Match.com, National Leisure Group, National Library of Poetry and Essex Corporation. Aggregate consideration received on the dispositions of such businesses was comprised of $110.3 million in cash and $43.3 million of common stock.

     Hebdo Mag International, Inc. On December 15, 1998, we completed the sale of our Hebdo Mag International subsidiary ("Hebdo Mag") to a company organized by Hebdo Mag management for approximately $450 million, including approximately $315 million in cash and 7.1 million shares of our common stock.

     Internet Developments

     As part of our focus on maximizing the opportunities and growth potential of our existing businesses, we have completed or have pending the following internet initiatives:

     New Real Estate Portal - CompleteHome.com. On September 30, 1999, we announced that our Board of Directors approved a plan to create a new class of common stock to track the performance of CompleteHome.com, our new real estate portal. The plan to create a tracking stock, which is subject to shareholder approval, anticipates the initial public offering of CompleteHome.com in the second quarter of 2000. CompleteHome.com encompasses all aspects of the home experience including finding a home, buying or renting a home, moving and post closing home improvements. CompleteHome.com's business consists of three primary sources of revenue: rental directory services, e-commerce/advertising and real estate related products including mortgage brokerage. CompleteHome.com will integrate and enhance the online efforts of our residential real estate brands (Century 21(R), Coldwell Banker (R) and ERA(R)) and those of our other real estate business units (Cendant Mobility and Cendant Mortgage) drawing on the success of our RentNet on-line apartment guide business model, the leading on-line rental locator service.

     Formation of Netmarket, Inc. On September 15, 1999, Netmarket, Inc. ("NGI") began operations as an independent company that will pursue the development of the interactive businesses formerly within our direct marketing division. NGI will own, operate, develop and expand the on-line membership businesses, which collectively have 1.3 million on-line members. Prior to September 15, 1999, our ownership of NGI was restructured into common stock and preferred stock interests. On September 15, 1999, we donated NGI's outstanding common stock to a charitable trust, and NGI issued additional shares of its common stock to certain of its marketing partners. Accordingly, as a result of the change in ownership of NGI's common stock from us to independent third parties, NGI's operating results will no longer be included in our consolidated financial statements. We retained the opportunity to participate in NGI's value through the ownership of a convertible preferred stock of NGI, which is ultimately exchangeable, at our option, into 78% of NGI's fully diluted common shares.

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

Class Action Litigation and Government Investigation

     Since our April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the date of this Annual Report on Form 10-K/A, 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on our behalf and several individual lawsuits and arbitration proceedings have been filed against us and, among others, our predecessor, HFS, and several current and former officers and directors of Cendant and HFS. These lawsuits assert, among other things, various claims under the federal securities laws including claims under sections 11, 12 and 15 of the Securities Act of 1933 and sections 10(b), 14(a) and 20(a) of and Rules 10b-5 and 14a-9 under the Securities Exchange Act of 1934 and state statutory and common laws, including claims that financial statements previously issued by us allegedly were false and misleading and that these statements allegedly caused the price of our securities to be artificially inflated. SEE "ITEM 3. LEGAL PROCEEDINGS".

     In addition, the staff of the Securities and Exchange Commission (the "SEC") and the United States Attorney for the District of New Jersey are conducting investigations relating to the accounting irregularities. The SEC staff has advised us that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the investigations, we made all adjustments considered necessary which are reflected in our restated financial statements. Although we can provide no assurances that additional adjustments will not be necessary as a result of these government investigations, we do not expect that additional adjustments will be necessary.

     Other than with respect to the portion of the PRIDES litigation which is discussed below, we do not believe that it is feasible to predict the final outcome or resolution of these proceedings and investigations or to estimate the amount or potential range of loss with respect to the resolution of these proceedings and investigations. In addition, the timing of the final resolution of these proceedings and investigations is uncertain. The possible outcomes or resolutions of these proceedings and investigations could include judgments against us or settlements and could require substantial payments by us. Our management believes that adverse outcomes in such proceedings and investigations or any other resolutions, including settlements could have a material impact on our financial condition, results of operations and cash flows.

Settlement of PRIDES Class Action Litigation

     On March 17, 1999, we entered into a stipulation of settlement in the PRIDES action and the court subsequently granted the settlement its approval. Under the settlement stipulation, in return for the release of all claims arising from any purchase of current FELINE PRIDES on or before April 15, 1998, we are obligated to issue up to 29,161,474 Rights with a stated theoretical value of $11.71 each. Each class member who does not opt out and who submits a timely and valid proof of claim will be entitled to one Right for each current FELINE PRIDES held at the close of business on April 15, 1998. Under the settlement stipulation, until February 14, 2001, we will issue two new FELINE PRIDES to every person who delivers to us three Rights and two current FELINE PRIDES. The terms of the new FELINE PRIDES will be the same as the currently outstanding PRIDES, except that the conversion rate will be revised so that, at the time the Rights are distributed, each of the new PRIDES will have a value equal to $17.57 more than each original PRIDES, based upon a generally accepted valuation model. The settlement does not resolve claims based upon purchases of current FELINE PRIDES after April 16, 1998.

     Based on the settlement, we recorded an after tax charge of approximately $228 million, or $0.26 per diluted share, which is $351 million pre-tax, in the fourth quarter of 1998. We recorded an increase in additional paid-in capital of $350 million offset by a decrease in retained earnings of $228 million, resulting in a net increase in stockholders' equity of $122 million as a result of the prospective issuance of the common stock. As a result, the settlement should not reduce net book value. In addition, the settlement is not expected to reduce 1999 earnings per share unless our common stock price materially appreciates. SEE "ITEM 3. LEGAL PROCEEDINGS" for a more detailed description of the settlement.

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

                                      * * *

FINANCIAL INFORMATION

     Financial information about our business segments may be found in Note 26 to our consolidated financial statements presented in Item 8 of this Annual Report on Form 10-K/A and incorporated herein by reference.

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

         o our ability to successfully divest the remaining non-core businesses and assets and implement our plan to create a tracking stock for our new real estate portal (described in "Businesses and Recent Developments");

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

                      PRIMARY         AVG. ROOMS          # OF          # OF           DOMESTIC
                      -------         ----------          ----          ----           --------
      BRAND        MARKET SERVED     PER PROPERTY      PROPERTIES       ROOMS       INTERNATIONAL*
      -----        -------------     ------------      ----------       -----       --------------
Days Inn           Lower Economy           90            1,830         163,999      International(1)
Howard Johnson       Mid-market           106              489          51,807      International(2)
Knights Inn        Lower Economy           82              222          18,196        International
Ramada               Mid-market           131             1004         131,591         Domestic
Super 8               Economy              61             1759         108,111      International(3)
Travelodge         Upper Economy           82              521          42,857       Domestic(1)(5)
Villager Lodge     Lower Economy           74               99           7,284      International(4)
Wingate           Upper Mid-market         94               54           5,051      International(4)
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

FLEET SEGMENT

Pursuant to our program to divest non-strategic businesses and assets, on June 30, 1999, we completed the disposition of our Fleet Segment for aggregate consideration of $1.8 billion (see "Recent Developments - Strategic Developments"). The following is a description of the Fleet Segment businesses for the year ended December 31, 1998:

     GENERAL. Through our PHH Vehicle Management Services Corporation and PHH Management Services PLC subsidiaries, we offered a full range of fully integrated fleet management services to corporate clients and government agencies comprising over 780,000 vehicles under management on a worldwide basis. These services included vehicle leasing, advisory services and fleet management services for a broad range of vehicle fleets. Advisory services included fleet policy analysis and recommendations, benchmarking, and vehicle recommendations and specifications. In addition, we provided managerial services which included ordering and purchasing vehicles, arranging for their delivery through dealerships located throughout the United States, Canada, the United Kingdom, Germany and the Republic of Ireland, as well as capabilities throughout Europe, administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims with vehicle manufacturers and re-marketing used vehicles. We also offered various leasing plans for our vehicle leasing programs, financed primarily through the issuance of commercial paper and medium-term notes and through unsecured borrowings under revolving credit agreements, securitization financing arrangements and bank lines of credit.

     Through our PHH Vehicle Management Services and Wright Express subsidiaries in the United States and our Harper Group Limited subsidiary in the U.K., we also offered fuel and expense management programs to corporations and government agencies for the effective management and control of automotive business travel expenses. By utilizing our service cards issued under the fuel and expense management programs, a client's representatives were able to purchase various products and services such as gasoline, tires, batteries, glass and maintenance services at numerous outlets.

     We also provided fuel and expense management programs and a centralized billing service for companies operating truck fleets in each of the United Kingdom, Republic of Ireland and Germany. Drivers of the clients' trucks were furnished with courtesy cards together with a directory listing the names of strategically located truck stops and service stations, which participated in this program. Service fees were earned for billing, collection and record keeping services and for assuming credit risk. These fees were paid by the truck stop or service stations and/or the fleet operator and were based upon the total dollar amount of fuel purchased or the number of transactions processed.

     PRODUCTS. Our fleet management services were divided into two principal products: (1) Asset Based Products, and (2) Fee Based Products.

     Asset Based Products represented the services our clients require to lease a vehicle that included vehicle acquisition, vehicle re-marketing, financing, and fleet management consulting. We leased in excess of 350,000 units on a worldwide basis through both open-end lease structures and closed end structures. Open-end leases were the prevalent structure in North America representing 96% of the total vehicles financed in North America and 86% of the total vehicles financed worldwide. The open-end leases were structured on either a fixed rate or floating rate basis (where the interest component of the lease payment changes month to month based upon an index) depending upon client preference. The open-end leases were typically structured with a 12-month minimum lease term, with month to month renewals thereafter. The typical unit remained under lease for approximately 34 months. A client received a full range of services in exchange for a monthly rental payment that included a management fee. The residual risk on the value of the vehicle at the end of the lease term remained with the lessee under an open-end lease, except for a small amount that was retained by the lessor.

     Closed-end leases were structured with a fixed term with the lessor retaining the vehicle residual risk. The most prevalent lease terms were 24 months, 36 months, and 48 months. The closed end structure was preferred in Europe due to certain accounting regulations. The closed-end lease structure was utilized by approximately 71% of the vehicles leased in Europe, but only 14% of the vehicles leased on a worldwide basis. We utilized independent third party valuations and internal projections to set the residuals utilized for these leases.

     The Fee Based Products were designed to effectively manage costs and enhance driver productivity. The three main Fee Based Products were Fuel Services, Maintenance Services and Accident Management. Fuel Services represented the utilization of our proprietary cards to access fuel through a network of franchised and independent fuel stations. The cards operated as a universal card with centralized billing designed to measure and manage costs. In the United States, Wright Express was the leading fleet fuel cards supplier with over 125,000 fuel facilities in its network and in excess of 1.6 million cards issued. Wright Express distributed its fuel cards and related offerings through three primary channels: (1) the WEX-branded Universal Card, which was issued directly to fleets by Wright Express, (2) the Private Label Card, under which Wright Express provided private label fuel cards and related services to commercial fleet customers of major petroleum companies, and (3) Co-Branded Marketing, under which Wright Express fuel cards were co-branded and issued in conjunction with products and services of partners such as commercial vehicle leasing companies. In the UK, our Harper Group Limited and Cendant Business Answers PLC subsidiaries, utilizing the All Star and Dial brands, maintained the largest independent fueling network with more than 12,000 fueling sites and more than 1.2 million cards in circulation.

     We offered customer vehicle maintenance charge cards that were used to facilitate repairs and maintenance payments. The vehicle maintenance cards provided customers with benefits such as (1) negotiated discounts off full retail prices through our convenient supplier network, (2) access to our in-house team of certified maintenance experts that monitor each card transaction for policy compliance, reasonability, and cost effectiveness, and
(3) inclusion of vehicle maintenance card transactions in a consolidated information and billing database that helps evaluate overall fleet performance and costs. We maintained an extensive network of service providers in the United States, Canada, and the United Kingdom to ensure ease of use by the client's drivers.

     We also provided our clients with comprehensive accident management services such as (1) providing immediate assistance after receiving the initial accident report from the driver (i.e. facilitating emergency towing services and car rental assistance, etc.) (2) organizing the entire vehicle appraisal and repair process through a network of preferred repair and body shops, and (3) coordinating and negotiating potential accident claims. Customers received significant benefits from our accident management services such as (1) convenient coordinated 24-hour assistance from our call center, (2) access to our leverage with the repair and body shops included in our preferred supplier network (the largest in the industry), which typically provided customers with extremely favorable repair terms and (3) expertise of our damage specialists, who ensured that vehicle appraisals and repairs were appropriate, cost-efficient, and in accordance with each customer's specific repair policy.

     COMPETITIVE CONDITIONS. The principal factors for competition in vehicle management services were service, quality and price. We were competitively positioned as a fully integrated provider of fleet management services with a broad range of product offerings. We ranked second in the United States in the number of vehicles under management and first in the number of proprietary fuel and maintenance cards for fleet use in circulation. There were four other major providers of fleet management service in the United States, hundreds of local and regional competitors, and numerous niche competitors who focused on only one or two products and did not offer the fully integrated range of products provided by us. In the United States, it is estimated that only 45% of fleets are leased by third party providers.

     In the UK, we ranked first in both vehicles under management and proprietary fuel and maintenance cards. We competed against numerous local and regional competitors. The UK operation had been able to differentiate itself through its breadth of product offerings.

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

DIRECT MARKETING DIVISION

     Our direct marketing division is divided into two segments: individual membership and insurance/wholesale. The individual membership segment, with approximately 32 million memberships, provides customers with access to a variety of discounted products and services in such areas as retail shopping, travel, auto and home improvement. The individual membership products and services are designed to enhance customer loyalty by delivering value to the customer. The insurance/wholesale segment, with nearly 31 million customers, markets and administers insurance products, primarily accidental death insurance, and also provides products and services such as checking account enhancement packages, financial products and discount programs to customers of various financial institutions. The direct marketing activities are conducted principally through our Cendant Membership Services, Inc. subsidiary and certain of our other wholly owned subsidiaries, including FISI and BCI.

     We derive our direct marketing revenue principally from membership service fees, insurance premiums and product sales. We solicit members and customers for many of our programs by direct marketing and by using a direct sales force to call on financial institutions, schools, community groups, companies and associations. Some of the our individual memberships are available online to interactive computer users via major online services and the Internet's World Wide Web. See "--Distribution Channels".

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

     Other Clubs. Our North American Outdoor Group, Inc. subsidiary ("NAOG") owns and operates the North American Hunting Club(R), the North American Fishing Club(R), the Handyman Club of America(R), the National Home Gardening Club(R) and the PGA Tour Partners Club(R), among others. Members of these clubs receive fulfillment kits, discounts on related goods and services, magazines and other benefits. In September 1999, we entered into a definitive agreement to sell 94% of NAOG for approximately $140 million. In connection with the transaction, we will retain an equity interest in NAOG of approximately 6% (see "Recent Developments").

ONLINE PRODUCTS

     We operate Netmarket (www.netmarket.com), our flagship online, membership-based, value-oriented consumer site which offers discounts on over 800,000 products and services. Netmarket offers discounted shopping and other benefits to both members and non-members, with members receiving preferred pricing, access to specials, cash back benefits, low price guarantees and extended warranties on certain items. In addition, we also offer the following online products and services: AutoVantage(R),Travelers Advantage(R) and PrivacyGuard(R) membership programs and Haggle Zone(TM) and Fair Agent(R) consumer services. As part of our internet strategy, on September 15, 1999, we donated Netmarket, Inc.'s (the owner of our on-line membership business) outstanding common stock to a charitable trust, and Netmarket issued additional shares of its common stock to certain of its marketing partners. Accordingly, as a result of the change in ownership Netmarket's common stock from us to an independent third party, Netmarket operating results will no longer be included in our consolidated financial statements. We retained the opportunity to participate in Netmarket's value through the ownership of the convertible preferred stock of Netmarket, which is ultimately exchangable, at our option, into 78% of Netmarket's diluted common shares. See "Recent Developments - Internet Developments".

     We also currently operate other online consumer offerings such as Books.com (www.books.com), one of the largest online booksellers in the world with more than four million titles available in its database with discounts of up to 20 to 40 percent below retail prices; Musicspot (www.musicspot.com) an online music store with more than 145,000 titles discounted up to 20 percent below retail prices; and GoodMovies (www.goodmovies.com) an online movie store offering more than 30,000 movie titles up to 20 to 40 percent below retail cost. Prior to its sale in 1999, we operated Match.com, Inc. ("Match"), the leading matchmaking service on the Internet, servicing over 100,000 consumers. Subscriptions to the Match service range from approximately $10 per month to just under $60 for one year.

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

As part of our internet strategy, on September 30, 1999, we announced that our board of directors approved a plan to create a new class of common stock to track the performance of our new real estate portal to be named CompleteHome.com, which will include the operations of Rent Net. CompleteHome.com will integrate and greatly enhance the online efforts of our residential real estate brands (CENTURY 21(R), COLDWELL BANKER(R), and ERA(R)) and those of its real-estate business units (Cendant Mobility and Cendant Mortgage), drawing on the success of the RentNet online apartment guide business model. RentNet's operations are currently being expanded as the technology fulcrum for CompleteHome.com. See "Recent Developments - Strategic Developments".

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

DIRECT MARKETING DISTRIBUTION CHANNELS

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

DIRECT MARKETING INTERNATIONAL OPERATIONS

     Individual Membership and Insurance/Wholesale. Our Cendant International Membership Services subsidiary has developed the international distribution of Enhancement Package Service and Insurance Products together with certain Individual Memberships including Shopping, Auto and Payment Card Protection.

     As of December 31, 1998, Cendant International Membership Services had expanded its international membership and customer base to almost four million individuals. This base is driven by retail and wholesale membership through over 35 major banks in Europe and Asia, as well as through other distribution channels. We also have exclusive licensing agreements covering the use of our merchandising systems in Canada, Australia, Japan and certain other Asian countries under which licensees paid initial license fees and agree to pay royalties to us on membership fees, access fees and merchandise service fees paid to them. Royalties to us from these licenses were less than 1% of our direct marketing revenues and profits in the years ended December 31, 1998, 1997 and 1996, respectively.

     The economic impact of currency exchange rate movements on the Company is complex because it is linked to variability in real growth, inflation, interest rates and other factors. Because we operate in a mix of services and numerous countries, management believes currency exposures are fairly well diversified. See Item 7A: "Quantitative and Qualitative Disclosure About Market Risk".

DIRECT MARKETING SEASONALITY

     Our direct marketing businesses are not seasonal.

DIRECT MARKETING COMPETITION

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

OTHER CONSUMER AND BUSINESS SERVICES DIVISION

     Our Other Consumer and Business Services Division represented approximately 20.9%, 18.1% and 18.9% of our revenues for the year ended December 31, 1998, 1997 and 1996, respectively.

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

     ENTERTAINMENT PUBLICATIONS BUSINESS. In September 1999, we entered a definitive agreement to sell 84% of EPub for approximately $325 million. In connection with the transaction, we will retain an equity interest in EPub of approximately 16% (see "Recent Developments").

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

     EPub solicits restaurants, hotels, theaters, sporting events, retailers and other businesses which agree to offer services and/or merchandise at discount prices (primarily on a two-for-the-price-of-one or 50% discount basis). EPub sells discount programs under its Entertainment(R), Entertainment(R) Values, Gold C(R) and other trademarks, which typically provide discount offers to individuals in the form of local discount coupon books. These books typically contain coupons and/or a card entitling individuals to hundreds of discount offers from participating establishments. Targeting middle to upper income consumers, many of EPub's products also contain selected discount travel offers, including offers for hotels, car rentals, airfare, cruises and tourist attractions. More than 70,000 merchants with over 275,000 locations participate in these programs. EPub also uses this national base of merchants to develop other products, most notably, customized discount programs for major corporations. These programs also may contain additional discount offers, specifically designed for customized discount programs.

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

     While prices of local discount coupon books vary, the customary price for Entertainment(R), Entertainment(R) Values and Gold C(R) coupon books range between $10 and $45. Customized discount programs are generally sold at significantly lower prices. In 1998, over nine million for Entertainment(R), Entertainment(R) Values and Gold C(R) and other trademarked local coupon books were published in North America.

     Sally Foster, Inc., a subsidiary of EPub, provides elementary and middle schools and selected youth community groups with gift wrap and other seasonal products for sale in their fund-raising efforts. EPub uses the same sales force that sells the discount coupon books to schools, attempting to combine the sale of gift wrap and the sale of discount coupon books. In addition, EPub has a specialized Sally Foster sales force.

     GREEN FLAG. In October 1999, we entered into a definitive agreement to dispose of our Green Flag business unit for approximately $410 million in cash. The transaction, subject to customary regulatory approval in the United Kingdom, is expected to be consummated in the fourth quarter of 1999 (see "Recent Developments").

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

     CREDIT INFORMATION BUSINESS. Our former Central Credit Inc. ("CCI") subsidiary (sold in August 1999), was a gambling patron credit information business. CCI maintained a database of information provided by casinos regarding the credit records of casino gaming patrons, and provided, for a fee, such information and related services to its customers, which primarily consisted of casinos. See "Recent Developments".

     FINANCIAL PRODUCTS. Our former Essex Corporation ("Essex") subsidiary (sold in January 1999) was a third-party marketer of financial products for banks, primarily marketing annuities, mutual funds and insurance products through financial institutions. Essex generally marketed annuities issued by insurance companies or their affiliates, mutual funds issued by mutual fund companies or their affiliates, and proprietary mutual funds of banks. Essex's contracts with the insurance companies whose financial products it distributed generally entitled Essex to a commission of slightly less than 1% on the premiums generated through Essex's sale of annuities for these insurance companies. See "Recent Developments".

     MUTUAL FUNDS. In August 1997, we formed an alliance with Frederick R. Kobrick, a longtime mutual fund manager, to form a mutual fund company known as Kobrick-Cendant Funds, Inc. (Kobrick which was subsequently renamed the Kobrick Funds). Kobrick currently offers three no-load funds, Kobrick Capital Fund, Kobrick Emerging Growth Fund and Kobrick Growth Fund. Our interest in Kobrick was sold to ARAC in connection with the disposition of the fleet segment.

     TAX REFUND BUSINESS. Through our former Global Refund subsidiary (sold in August 1999), we assisted travelers to receive valued added tax ("VAT") refunds in 22 European countries, Canada and Singapore. Global Refund was the world's leading VAT refund service, with over 125,000 affiliated retailers and seven million transactions per year. Global Refund operated over 400 cash refund offices at international airports and other major points of departure and arrival worldwide. See "Recent Developments".

     OTHER SERVICES. Our former Spark Services, Inc. ("Spark") subsidiary (sold in August 1999) provided database-driven dating services to over 300 radio stations throughout the United States and Canada. Spark was the leading provider of dating and personals services to the radio industry. Spark had also begun to test television distribution of its services through infomercials, as well as through short form advertising and affiliation deals with various programs. Consumers paid for Spark's services on a per minute of usage transaction basis. See "Recent Developments".

     Our Numa Corporation ("NUMA") subsidiary publishes personalized heritage publications, including publications under the Halbert's name, and markets and sells personalized merchandise. We terminated the operations of NUMA effective September 30, 1999.

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

DISCONTINUED OPERATIONS

     On August 12, 1998, we announced that our Executive Committee of the Board of Directors committed to discontinue our consumer software and classified advertising businesses by disposing of our wholly owned subsidiaries Cendant Software and Hebdo Mag, respectively. On December 15, 1998, we completed the sale of Hebdo Mag to a company organized by Hebdo Mag management for approximately $450 million, including approximately $315 million in cash and 7.1 million shares of our common stock. On January 12, 1999, we completed the sale of Software to Paris based Havas SA, a subsidiary of Vivendi SA, for $800 million in cash plus future potential cash payments.

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

     CLASSIFIED ADVERTISING. Hebdo Mag was our international publisher of over 180 titles and distributor of classified advertising information with operations in fifteen countries including Canada, France, Sweden, Hungary, Taiwan, the United States, Italy, Russia, the Netherlands, Australia, Argentina and Spain. Hebdo Mag was involved in the publication, printing and distribution, via print and electronic media, of branded classified advertising information products. Hebdo Mag had also expanded into other related business activities, including the distribution of third-party services and classified advertising web sites.

     Hebdo Mag published over 11 million advertisements per year in over 180 publications. With a total annual circulation of over 85 million, management estimated Hebdo Mag publications were read by over 200 million people. Unlike newspapers, which contain significant editorial content, Hebdo Mag publications contained primarily classified and display advertisements. These advertisements targeted buyers and sellers of goods and services in the markets for used and new cars, trucks, boats, real estate, computers, second-hand general merchandise and employment as well as personals.

     Hebdo Mag owned leading local classified advertising publishing franchises in most of the regional markets where it had a presence. In addition to its print titles, Hebdo Mag generated revenues by distributing third-party services related to its classified business such as vehicle financing, vehicle and life insurance and warranty protection.

     The classified advertising information industry is highly fragmented, with a large number of small, independent companies publishing local or regional titles. Hebdo Mag was the only major company focused exclusively on this industry on an international basis. In most of its major markets, Hebdo Mag owned leading classified advertising franchises that have long standing, recognized reputations with readers and advertisers. Among Hebdo Mag's leading titles, many of which have been in existence for over 15 years, were: La Centrale des Particuliers (France), Expressz (Hungary), The Trader (Indianapolis), Traders Post (Nashville), Car News (Taiwan), Secondamano (Italy), Auto Trader, Renters News, The Computer Paper (Canada), Iz Ruk v Ruki (Russia), Gula Tidningen (Sweden), Segundamano (Argentina) and The Melbourne Trading Post (Australia).

REGULATION

     DIRECT MARKETING REGULATION. We market our products and services through a number of distribution channels including telemarketing, direct mail and on-line. These channels are regulated on the state and federal level and we believe that these activities will increasingly be subject to such regulation. Such regulation may limit our ability to solicit new members or to offer one or more products or services to existing members.

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

     The main offices for the Fleet Segment were located in two leased spaces; one in Hunt Valley, Maryland (200,000 square feet) and three in South Portland, Maine (91,000 square feet) pursuant to leases that expire in 2003, 2008, 2004 and 2007, respectively. In addition, there were nine smaller leased spaces that function as sales/distribution locations.

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

     We own properties in Virginia Beach, Virginia and Westbury, New York and lease space in Garden City, New York and Troy, Michigan that supports the Other Consumer and Business Services Segment. The Garden City and

Troy locations are the main operation and administrative centers for Wizcom and EPub, respectively. In addition, there are approximately six leased office locations in the United States. Internationally, we lease office space in London, UK (18,000 square feet) and own two buildings in Leeds, UK (86,000 square feet) and one building in Bradford, England (25,000 square feet) to support this segment.

     We believe that such properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

Class Action and Other Litigation and Government Investigations

     Since our April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the date of this Annual Report on Form 10-K/A, 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on our behalf and several other lawsuits and arbitration proceedings have been filed in various courts against us and other defendants.

     In re: Cendant Corporation Litigation, Master File No. 98-1664 (WHW) (D.N.J.) (the "Securities Action"), is a consolidated action consisting of over sixty constituent class action lawsuits that were originally filed in the United States District Court for the District of New Jersey, the District of Connecticut, and the Eastern District of Pennsylvania. The Securities Action is brought on behalf of all persons who acquired securities of the Company and CUC, except our PRIDES securities, between May 31, 1995 and August 28, 1998. The Court granted the lead plaintiffs' unopposed motion for class certification on January 27, 1999. Named as defendants are the Company; twenty-eight current and former officers and directors of the Company, CUC and HFS; and Ernst & Young
LLP ("Ernst & Young"), CUC's former independent accounting firm.

     The Amended and Consolidated Class Action Complaint in the Securities Action alleges that, among other things, the lead plaintiffs and members of the class were damaged when they acquired securities of the Company and CUC because, as a result of accounting irregularities, the Company's and CUC's previously issued financial statements were materially false and misleading, and the allegedly false and misleading financial statements caused the prices of the Company's and CUC's securities to be inflated artificially. The Amended and Consolidated Complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 (the "Securities Act") and Sections 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act of 1934 (the "Exchange Act"). Lead plaintiffs in the Securities Action seek damages for themselves in unspecified amounts.

     On December 14, 1998, the lead plaintiffs in the Action moved for partial summary judgment, on liability only, against the Company on the claims under
Section 11 of the Securities Act. The lead plaintiffs adjourned this motion, however, without prejudice to their right to re-notice the motion at a subsequent time.

     On January 25, 1999, the Company answered the Amended Consolidated Complaint and asserted Cross-Claims against Ernst & Young. The Company's Cross-Claims allege that Ernst & Young failed to follow professional standards to discover, and recklessly disregarded, the accounting irregularities, and is therefore liable to the Company for damages in unspecified amounts. The Cross-Claims assert claims for breaches of Ernst & Young's audit agreements with the Company, negligence, breaches of fiduciary duty, fraud, and contribution.

     On March 26, 1999, Ernst & Young filed Cross-Claims against the Company and certain of the Company's present and former officers and directors, alleging that any failure to discover the accounting irregularities was caused by misrepresentations and omissions made to Ernst & Young in the course of its audits and other reviews of the Company's financial statements. Ernst & Young's Cross-Claims assert claims for breach of contract, fraud, fraudulent inducement, negligent misrepresentation and contribution. Damages in unspecified amounts are sought for the costs to Ernst & Young associated with defending the various shareholder lawsuits and for harm to Ernst & Young's reputation.

     Welch & Forbes, Inc. v. Cendant Corp., et al., No. 98-2819 (WHW) (the "PRIDES Action") is a class action brought on behalf of purchasers of the Company's PRIDES securities between February 24, and July 15, 1998. The PRIDES Action is a consolidation of Welch & Forbes, Inc. v. Cendant Corp., et. al. with seven other class action lawsuits filed on behalf of purchasers of PRIDES. Named as defendants are the Company; Cendant Capital I, a statutory business trust formed by the Company to participate in the offering of PRIDES securities; seventeen current and former officers and directors of the Company, CUC and HFS; Ernst & Young; and the underwriters for the PRIDES offering, Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Chase Securities Inc.

     The allegations in the Amended Consolidated Complaint in the PRIDES Action are substantially similar to those in the Securities Action, and violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act are asserted. Damages in unspecified amounts are sought.

     On November 11, 1998, the plaintiffs in the PRIDES Action brought motions for (i) certification of a proposed class of PRIDES purchasers; (ii) summary judgment against the Company on liability under Section 11 of the Securities Act; and (iii) an injunction requiring the Company to place $300 million in a trust account for the benefit of the PRIDES investors pending final resolution of their claims. These motions were withdrawn in connection with a partial settlement of the PRIDES Action (see Note 6).


     Semerenko v. Cendant Corp., et al., Civ. Action No. 98-5384 (D.N.J.) and P. Schoenfield Asset Management LLC v. Cendant Corp., et al., (Civ. Action No. 98-4734) (D.N.J.) (the "ABI Actions") were initially commenced in October and November of 1998, respectively, on behalf of a putative class of persons who purchased securities of American Bankers Insurance Group, Inc. ("ABI") between January, 1998 and October 13, 1998. Named as defendants are the Company, four former CUC officers and directors, and Ernst & Young. The complaints in the ABI actions, as amended on February 8, 1999, assert violations of Sections 10(b), 14(e) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. Plaintiffs allege that they purchased shares of ABI common stock at artificially inflated prices due to the accounting irregularities after we announced a cash tender offer for 51% of ABI's outstanding shares of common stock in January 1998. Plaintiffs also allege that after the disclosure of the accounting irregularities, we misstated our intention to complete the tender offer and a second step merger pursuant to which the remaining shares of ABI stock were to be acquired by us. Plaintiffs seek, among other things, unspecified compensatory damages. The Company and the other defendants filed motions to dismiss the ABI Actions on March 10, 1999. The United States District Court for the District of New Jersey found that the complaints failed to state a claim upon which relief could be granted and, accordingly, dismissed the complaints by order dated April 30, 1999. Plaintiffs' appeal from the District Court's decision is pending before the United States Court of Appeals for the Third Circuit.

B. Other Litigation

         Prior to April 15, 1999, actions making substantially similar allegations to the allegations in the Securities Action were filed by various plaintiffs on their own behalf in the United States District Courts for the District of New Jersey, the Eastern and Central Districts of California, the Southern District of Florida, the Eastern District of Louisiana, the District of Connecticut and the Eastern District of Wisconsin. The Company filed motions before the Judicial Panel on Multidistrict Litigation (the "JPML") to transfer to the District of New Jersey, for consolidation with the Securities Action, the actions filed in judicial districts other than the District of New Jersey. The motions to transfer were granted in August and September 1999. The Company has filed Cross-Claims against Ernst & Young in two of these transferred actions, Yeager v. Cendant Corp., originally filed on the Central District of California, and Wyatt v. Cendant Corp., originally filed in the Southern District of Florida.

     Among the actions transferred is Reliant Trading and Shepherd Trading Lmt.
v. Cendant Corp., originally filed in the Eastern District of Wisconsin. The plaintiffs in Reliant allegedly purchased certain 4 3/4% Senior Notes originally issued by HFS and claim to have converted these notes to shares of Cendant common stock in April 1998, before our April 15, 1998 announcement concerning the accounting irregularities.

Plaintiffs seek, among other things, rescission of the conversion of the notes, unspecified compensatory damages resulting from the conversion, and additional unspecified damages resulting from the original purchase of the notes at allegedly artifically inflated prices.

     Another action transferred to the District of New Jersey is Daystar Special Situations Fund, L.P. and Daystar LLC v. Cendant Corp., originally filed in the Southern District of New York in July 1999. Plaintiffs in Daystar, allege that after disclosure of the accounting irregularities by us in April 1998, Cendant's Chief Executive Officer, and another Cendant director, made material misstatements in face-to-face meetings with representatives of plaintiffs regarding the full extent of the accounting irregularities. Plaintiffs allege that they relied on such statements in purchasing over 3 million shares of Cendant stock in April, May and June 1998. Plaintiffs seek, among other things, damages in excess of $35 million.

     Kennilworth Partners, L.P., et al., v. Cendant Corp., et al., 98 Civ. 8939
(DC) (the "Kennilworth Action") was filed on December 18, 1998 on behalf of three investment companies. Named as defendants are the Company; thirty of its present and former officers and directors; HFS; and Ernst & Young. The complaint in the Kennilworth Action, as amended on January 26, 1999, alleges that the plaintiffs purchased convertible notes issued by HFS pursuant to an indenture dated February 28, 1996 and were damaged when they converted their notes into shares of common stock in the Company shortly prior to the Company's April 15, 1998 announcement. The amended complaint asserts violations of Sections 11, 12 and 15 of the Securities Act and Sections 10(b) and 20 of the Exchange Act; a common-law breach of contract claim is also asserted. Damages are sought in an amount estimated to be in excess of $13.6 million. On April 29, 1999, the Company moved to dismiss the Securities Act claims brought against it. On August 10, 1999, the District Court dismissed plaintiffs' claims under Sections 11 and 12(2) of the Securities Act against us and all of the other defendants and dismissed the claims under Section 10(b) of the Exchange Act against the individual officers and directors and Ernst & Young. On August 23, 1999, the Company filed an Answer and Affirmative Defenses, in which it denied all material allegations in the amended complaint.

         Kevlin, et al v. Cendant Corp., No. C-98-12602-B (the "Kevlin Action"), was commenced in December 1998 in the County Court of Dallas County, Texas. According to the complaint, plaintiffs are former shareholders of an entity known as Kevlin Services, Inc. In 1996, a subsidiary of Cendant acquired all of the assets of Kevlin Services, Inc. in exchange for approximately 1,155,733 shares of common stock of CUC International Inc. According to the complaint, plaintiffs were to receive CUC shares worth $26,370,000 and instead received shares worth substantially less than that amount due to the impact of the accounting irregularities on the market price of CUC common stock. Plaintiffs have asserted claims against Cendant, its subsidiary and Ernst & Young for fraud, negligent misrepresentation, breach of duty of good faith and fair dealing, breach of contract, conspiracy, negligence and gross negligence. Plaintiffs seek compensatory and exemplary damages in unspecified amounts. Cendant and its subsidiary have filed a general denial to the allegations in the complaint.

         Raymond H. Stanton II and Raymond H. Stanton III v. Cendant Corp. is an arbitration proceeding filed by Raymond H. Stanton II and Raymond H. Stanton III, former owners of Dine-A-Mate, Inc. The Demand for Arbitration alleges that the Stantons sold their Dine-A-Mate stock to CUC in September 1996 in exchange for 929,930 shares of CUC common stock. The Demand alleges that due to the accounting irregularities the price of CUC stock was artificially inflated at the time and asserts claims for fraud, fraudulent inducement, breach of warranty, and violation of Sections 18(a) and 10(b) of the Exchange Act. The Stantons seek, among other things, damages equal to the difference between $33,314,736 (the alleged value of the transaction) and the actual value of the CUC stock they received in the sale, and punitive damages on their claims for fraud and fraudulent inducement.

         Janice G. Davidson and Robert M. Davidson v. Cendant Corp. (JAMS/Endispute - Los Angeles, No. 122002145) is an arbitration proceeding filed on December 17, 1998, by Janice G. and Robert M. Davidson, former majority shareholders of a California-based computer software firm acquired by the Company in a July 1996 stock merger (the "Davidson Merger"). The Davidson's Demand for Arbitration purported to assert claims against Cendant in connection with the

Davidson Merger and a May 1997 settlement agreement settling all disputes arising out of the Davidson Merger (the "Davidson Settlement"). The Demand asserts claims for: (i) securities fraud under federal, state and common law theories relating to the Davidson Merger, through which the Davidsons received approximately 21,670,000 common shares of CUC stock and options on CUC stock in exchange for all of their Davidson & Associates, Inc. common shares, based upon CUC's accounting irregularities and alleged misrepresentations concerning the Davidsons' employment as CUC executives; (ii) wrongful taking of trust property based on fraud in connection with the Davidson Merger; (iii) unjust enrichment, in connection with the Davidson Merger; (iv) rescission of the Davidson Settlement for fraud under the federal securities laws, California Corporations Code, and common law, and on grounds of unilateral mistake, failure of consideration, and prejudice to the public interest; and (v) damages under the Settlement Agreement for fraud in connection with the grant of CUC stock options to the Davidsons under that Agreement. The Demand seeks unspecified compensatory and punitive damages and a declaratory judgment that the Davidsons are entitled to rescind the Davidson Settlement and that the claims in the Demand are arbitrable.

     Cendant answered the Demand on January 12, 1999, denying all of the material allegations in the Demand, and also filed a Complaint for Injunctive and Declaratory Relief against the Davidsons in the United States District Court for the

Central District of California (the "Cendant Complaint"), seeking to enjoin the arbitration on the grounds that the parties to the Davidson Settlement agreed therein not to arbitrate ten of the eleven claims contained in the Demand, and that the arbitration clauses under which the Davidsons bring their claims are inapplicable to the dispute. In February 1999, Cendant filed a Motion for Preliminary Injunction seeking to enjoin the arbitration proceedings pending the court's final resolution of the dispute on the merits. The Davidsons filed a motion to dismiss the Cendant Complaint or for summary judgment, On April 14, 1999, the court entered an order granting summary judgment in favor of the Davidsons, denying Cendant's Motion for Preliminary Injunction and dismissing the Cendant Complaint. The Company's appeal from this order is pending before the United States Court of Appeals for the Ninth Circuit. The arbitration has been stayed by agreement of the parties until the Ninth Circuit issues a mandate on the appeal, except discovery is proceeding on whether the Davidson Settlement should be rescinded.

     On April 14, 1999, the Davidsons filed a complaint in the United States District Court for the Central District of California against Cendant alleging essentially the same claims asserted in the Demand. The complaint seeks unspecified compensatory and punitive damages, and was filed purportedly to toll the statute of limitations pending arbitration of the claims in the Demand. Cendant's motion to transfer this case to the District Court of New Jersey was granted by the JPML on August 12, 1999.


     Deutch v. Silverman, et al., No. 98-1998 (WHW)(the "Deutch Action"), is a purported shareholder derivative action, purportedly filed on behalf of, and for the benefit of the Company. The Deutch Action was commenced on April 27, 1998 in the District of New Jersey against certain of the Company's current or former directors and officers; The Bear Stearns Companies, Inc.; Bear Stearns & Co., Inc.; and, as a nominal party, the Company. The complaint in the Deutch Action, as amended on December 7, 1998, alleges that certain individual officers and directors of the Company breached their fiduciary duties by selling shares of the Company's stock while in possession of non-public material information concerning the accounting irregularities. The complaint also alleges that the individual officers and directors breached their fiduciary duties and committed acts of gross negligence by, among other things, causing and/or allowing the Company to make a series of false and misleading statements regarding the Company's financial condition, earnings and growth; entering into an agreement to acquire ABI and later paying $400 million to ABI in connection with termination of that agreement; re-pricing certain stock options previously granted to certain Company executives; and entering into certain severance and other agreements with Walter Forbes, the Company's former Chairman, last summer under which Mr. Forbes received approximately $47.5 million from the Company pursuant to an employment agreement we had entered into with him in connection with the Cendant Merger. Damages are sought on behalf of Cendant in unspecified amounts. The Company and the other defendants each moved to dismiss the Deutch Action. On August 8, 1999, the Court dismissed certain claims against some of the individual officers and directors and all claims against the Bear Stearns defendants. The Court denied the Company's motion to dismiss. On August 23, 1999, the Company filed its Answer and Affirmative Defenses to the Complaint, in which it denied all of the material allegations in the Complaint.

     Corwin v. Silverman et al., No. 16347-NC (the "Corwin Action"), was filed on August 28, 1998 in the Court of Chancery for the State of Delaware. The Corwin Action is purportedly brought derivatively, on behalf of the Company, and as a class action, on behalf of all shareholders of HFS who exchanged their HFS shares for CUC shares in connection with the Merger. The Corwin
Action names as defendants HFS and twenty-eight individuals who are or were directors of the Company and HFS. The complaint in the Corwin Action, as amended on July 28, 1998, alleges that HFS and its directors breached their fiduciary duties of loyalty, good faith, care and candor in connection with the Cendant Merger, in that they failed to properly investigate the operations and financial statements of CUC before approving the Merger at an allegedly inadequate price. The amended complaint also alleges that the Company's directors breached their fiduciary duties by entering into an employment agreement with our former Chairman, Walter A. Forbes, in connection with the Merger that purportedly amounted to corporate waste. The Corwin Action seeks, among other things, rescission of the Merger and compensation for all losses and damages allegedly suffered in connection therewith. On October 7, 1998, Cendant filed a motion to dismiss the Corwin Action or, in the alternative, for a stay of the Corwin Action pending determination of the Deutch Action. On June 30, 1999, the Court of Chancery for the State of Delaware stayed the Corwin Action pending a determination of the Deutch Action.

   C. Government Investigations
      -------------------------

     The SEC and the United States for the District of New Jersey are conducting investigations relating to accounting irregularities. The SEC staff has advised us that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the investigations, we made all adjustments considered necessary which are reflected in our restated financial statements. Although we can provide no assurances that additional adjustments will not be necessary as a result of these government investigations, we do not expect that additional adjustments will be necessary.

     In addition, in connection with the Merger, certain officers of HFS exchanged their shares of HFS common stock and options exercisable for HFS common stock for shares of the Company's Common Stock and options exercisable for the Company's Common Stock, respectively. As a result of the aforementioned accounting irregularities, such officers and directors have advised the Company that they believe they have claims against the Company in connection with such exchange.

     Other than with respect to the PRIDES class action litigation described below, we do not believe it is feasible to predict or determine the final outcome or resolution of these matters or to estimate the amounts or potential range of loss with respect to these proceedings and investigations. In addition, the timing of the final resolution of these proceedings and investigations is uncertain. The possible outcomes or resolutions of these proceedings and investigations could include judgments against us or settlements, and could require substantial payments by us. Our management believes that adverse outcomes with respect to such proceedings and investigations could have a material impact on our financial condition, results of operations and cash flows.

Settlement of PRIDES Class Action Litigation

     On March 17, 1999, we entered into a stipulation of settlement with the plaintiff's counsel representing the class of holders of our PRIDES securities who purchased their securities on or prior to April 15, 1998 ("eligible persons") to settle their class action lawsuit against us. Under the stipulation of settlement, eligible persons will receive a new security -- a Right -- for each PRIDES security held on April 15, 1998. Current holders of PRIDES will not receive any Rights (unless they also held PRIDES on April 15, 1998). We had originally announced a preliminary agreement in principle to settle such lawsuit on January 7, 1999. The final agreement maintained the basic structure and accounting treatment as the preliminary agreement.

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

     At any time during the life of the Rights, holders may (a) sell them or (b) exercise them by delivering to us three Rights together with two PRIDES in exchange for two new PRIDES (the "New PRIDES"). The terms of the New PRIDES will be the same as the currently outstanding PRIDES, except that the conversion rate will be revised so that, at the time the Rights are distributed, each of the New PRIDES will have a value equal to $17.57 more than cash original PRIDES, based upon a general accepted valuation model. Based upon the closing price per share of $17.53 of our Common Stock on September 30, 1999, the effect of the issuance of the New PRIDES will be to distribute approximately 19 million more shares of our common stock when the mandatory purchase of our common stock associated with the PRIDES occurs in February of 2001. This represents approximately 2% more shares of common stock than are currently outstanding.

     The settlement agreement also requires us to offer to sell 4 million additional PRIDES (having identical terms to currently outstanding PRIDES) (the "Additional PRIDES") at "theoretical value" to holders of Rights for cash. Theoretical value will be based on the same valuation model utilized to set the conversion rate of the new PRIDES. The offering of Additional PRIDES will be made only pursuant to a prospectus filed with the SEC. We currently expect to use the proceeds of such an offering to repurchase our common stock or for the other general corporate purposes. The arrangement to offer Additional PRIDES is designed to enhance the trading value of the Rights by removing up to 6 million Rights from circulation via exchanges associated with the offering. If holders of Rights do not acquire all such PRIDES, they will be offered to the public.

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

     On June 15, 1999, the United States District Court for the District of New Jersey entered an order and judgment approving the settlement and awarding fees to counsel to the class. Cendant presently intends to distribute the Rights in or about October 1999.

     One objector, who objected to a portion of the settlement notice concerning fees to be sought by counsel to the class, and the amount of fees sought by counsel to the class, has filed an appeal to the United States Court of Appeals for the Third Circuit from the order and judgment approving the settlement. Cendant believes this appeal is without merit. Counsel for the plaintiff class has moved to dismiss this appeal. This motion is pending before the Third Circuit.

     On September 7, 1999 Cendant moved the District Court for an order disallowing claims by purported class members seeking a total of approximately 4 million Rights pursuant to the settlement, on the grounds that such claims were filed untimely and/or not supported by appropriate documentation. On October 6, 1999, the District Court of New Jersey heard oral argument on the Company's motion. A definitive written decision is expected shortly.

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

               1997                  HIGH              LOW
               ----                  ----              ---
               First Quarter         26 7/8            22 1/2
               Second Quarter        26 3/4            20
               Third Quarter         31 3/4            23 11/16
               Fourth Quarter        31 3/8            26 15/16

               1998                  HIGH              LOW
               ----                  ----              ---
               First Quarter         41                32 7/16
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

ITEM 6.   SELECTED FINANCIAL DATA (1) (2)


                                                          AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                     1998           1997             1996           1995
                                                     ----           ----             ----           ----
(In millions, except per share amounts)
OPERATIONS
NET REVENUES                                    $   5,283.8     $   4,240.0     $   3,237.7     $   2,616.1
                                                -----------     -----------     -----------     -----------

Operating expense                                   1,869.1(3)      1,322.3         1,183.2         1,024.9
Marketing and reservation expense                   1,158.5         1,031.8           910.8           743.6
General and administrative expense                    666.3           636.2           341.0           283.3
Depreciation and amortization expense                 322.7           237.7           145.5           100.4
Other charges                                         838.3(4)        704.1(5)        109.4(6)         97.0(7)
Interest expense, net                                 113.9            50.6            14.3            16.6
Provision for income taxes                            104.5           191.0           220.2           143.2
Minority interest, net                                 50.6              --              --              --
                                                -----------     -----------     -----------     -----------

INCOME FROM CONTINUING OPERATIONS               $     159.9     $      66.3     $     313.3     $     207.1
                                                -----------     -----------     -----------     -----------

INCOME FROM CONTINUING OPERATIONS PER SHARE:
Basic                                           $       0.19    $       0.08    $       0.41    $       0.30
Diluted                                                 0.18            0.08            0.39            0.28

FINANCIAL POSITION
Total assets                                    $  20,216.5     $  14,073.4     $  12,762.5     $   8,519.5
Long-term debt                                      3,362.9         1,246.0           780.8           336.0
Assets under management and mortgage programs       7,511.9         6,443.7         5,729.2         4,955.6
Debt under management and mortgage programs         6,896.8         5,602.6         5,089.9         4,427.9
Mandatorily redeemable securities issued by
subsidiary                                          1,472.1              --              --              --
Shareholders' equity                                4,835.6         3,921.4         3,955.7         1,898.2

OTHER INFORMATION (8)
ADJUSTED EBITDA (9)                             $   1,589.9      $  1,249.7     $     802.7     $     564.3

Cash flows provided by (used in):
Operating activities                                  808.0         1,213.0         1,493.4         1,144.3
Investing activities                               (4,351.8)       (2,328.6)       (3,090.8)       (1,789.0)
Financing activities                                4,689.6           900.1         1,780.8           661.2

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

We operate in four principal divisions -- travel related services, real estate related services, direct marketing services and other consumer and business services. Our businesses provide a wide range of complementary consumer and business services, which together represent eight business segments. The travel related services businesses facilitate vacation timeshare exchanges, manage corporate and government vehicle fleets and franchise car rental and hotel businesses; the real estate related services businesses franchise real estate brokerage businesses, provide home buyers with mortgages and assist in employee relocation; and the direct marketing services businesses, provide an array of value driven products and services. Our other consumer and business services include our tax preparation services franchise, information technology services, car parking facility services, vehicle emergency support and rescue services, credit information services, financial products and other consumer-related services.

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

In connection with our previously announced program to focus on maximizing the opportunities and growth potential of our existing businesses, we divested or announced our intention to divest several non-strategic businesses and assets and have completed or commenced certain other strategic initiatives related to our internet businesses. Pursuant to such program, we completed the dispositions of North American Outdoor Group, Global Refund Group, the Fleet businesses, Central Credit, Inc., Spark Services, Inc., Match.com, National Leisure Group, National Library of Poetry, Essex Corporation, Cendant Software Corporation and Hebdo Mag International, Inc. and have entered into definitive agreements to dispose of the Green Flag Group ("Green Flag") and Entertainment Publications, Inc ("EPub"). The Green Flag and EPub transactions are expected to close during the fourth quarter of 1999. The divestiture program will ultimately generate approximately $4.5 billion in proceeds. (see "Liquidity and Capital Resources - Divestitures").

In addition to the above mentioned divestitures, we have recently initiated certain internet strategies outlined below.

We recently announced that our Board of Directors approved a plan to create a new class of common stock to track the performance of CompleteHome.com, our new real estate portal. The plan to create a tracking stock, subject to shareholder approval, anticipates the initial public offering of CompleteHome.com in the second quarter of 2000. CompleteHome.com will integrate and enhance the online efforts of our residential real estate brands and those of our other real estate business units drawing on the success of our RentNet online apartment guide business model. CompleteHome.com encompasses all aspects of the home experience including finding a home, buying or renting a home, moving and after close home improvements. CompleteHome.com's business consists of three primary sources of revenue: rental directory services, e-commerce/advertising and real estate related products including mortgage brokerage. We plan to file a proxy with the Securities and Exchange Commission, which will contain financial details as well as more specific plans concerning the transaction. Beginning in the third quarter 1999, we will provide footnote disclosure of CompleteHome.com's financial information within our consolidated financial statements.

On September 15, 1999, we donated Netmarket, Inc. ("NGI") outstanding common stock to a charitable trust and NGI began operations as an independent company that will pursue the development of our interactive on-line businesses formerly within our direct marketing division. NGI will own, operate, develop and expand the on-line membership businesses. We donated NGI's outstanding common stock to a charitable trust and retained an ownership of a convertible preferred stock of NGI, which is ultimately exchangeable, at our option into 78% of NGI's diluted common shares. Accordingly, as a result of the change in ownership NGI's operating results will no longer be included in our consolidated financial statements.

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

CONSOLIDATED RESULTS - 1998 VS. 1997

                                                                 YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
(DOLLARS IN MILLIONS)                                        1998            1997        % CHANGE
                                                          ---------       ---------      ---------
Net revenues                                              $ 5,283.8       $  4,240.0          25%
                                                          ---------       ----------
Expenses
  Operating                                                 1,869.1          1,322.3          41%
  Marketing and reservation                                 1,158.5          1,031.8          12%
  General and administrative                                  666.3            636.2           5%
                                                          ---------       ----------
                                                            3,693.9          2,990.3          24%
                                                          ---------       ----------

Adjusted EBITDA                                             1,589.9          1,249.7          27%
Depreciation and amortization expense                         322.7            237.7          36%
Other charges
  Litigation settlement                                       351.0              -             *
  Termination of proposed acquisitions                        433.5              -             *
  Executive terminations                                       52.5              -             *
  Investigation-related costs                                  33.4              -             *
  Merger-related costs and other unusual
    charges (credits)                                         (67.2)           704.1           *

  Financing costs                                              35.1              -             *
Interest expense, net                                         113.9             50.6         125%
                                                          ---------       ----------
Pre-tax income from continuing operations
  before minority interest, extraordinary
  gain and cumulative effect of accounting



  change                                                      315.0            257.3          22%
Provision for income taxes                                    104.5            191.0         (45%)
Minority interest, net of tax                                  50.6              -             *
                                                          ---------       ----------
Income from continuing operations before
  extraordinary gain and cumulative effect
  of accounting change                                        159.9             66.3         141%
Loss from discontinued operations, net of tax                 (25.0)           (26.8)          *
Gain on sale of discontinued operations, net of tax           404.7              -             *
Extraordinary gain, net of tax                                  -               26.4           *
Cumulative effect of accounting
  change, net of tax                                            -             (283.1)          *
                                                          ---------       ----------
Net income (loss)                                         $   539.6       $   (217.2)          *
                                                          =========       ==========

---------
*    Not meaningful.

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

                                         NET                                    BALANCE AT
                                       UNUSUAL              REDUCTIONS          DECEMBER 31,
(IN MILLIONS)                          CHARGES          1997         1998          1998
                                    -----------    ------------  -----------    ----------
Fourth Quarter 1997 Charge          $     454.9    $    (257.5)  $   (130.2)    $      67.2
Second Quarter 1997 Charge                283.1         (207.0)       (59.7)           16.4
                                    -----------    ------------  -----------    -----------
Total                                     738.0         (464.5)      (189.9)           83.6
Reclassification for discontinued
    operations                            (33.9)          33.9           -               -
                                    ------------   -----------   ---------      ----------
Total Unusual Charges related to
    continuing operations           $     704.1    $    (430.6)  $   (189.9)    $      83.6
                                    ===========    ============  ===========    ===========


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

Loss from discontinued operations, net of tax, was $25.0 million in 1998 compared to $26.8 million in 1997. Loss from discontinued operations in 1998 includes the operating results of our former classified advertising and consumer software businesses through the Measurement Date. The operating results of discontinued operations in 1997 included $24.4 million of Unusual Charges, net of tax and a $15.2 million extraordinary loss, net of tax. Unusual Charges, net of tax, in 1997 primarily consisted of $19.4 million of severance associated with terminated consumer software company executives and $5.0 million of compensation related to a stock appreciation rights plan which was paid in connection with our merger with Hebdo Mag in October 1997. Such merger also resulted in a $15.2 million extraordinary loss, net of tax, associated with the early extinguishment of debt.

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

RESULTS OF REPORTABLE OPERATING SEGMENTS -- 1998 VS. 1997

                                                                   YEAR ENDED DECEMBER 31,
                              ------------------------------------------------------------------------------------------
                                                                                                   ADJUSTED EBITDA
                                        REVENUES                        ADJUSTED EBITDA                 MARGIN
                              ----------------------------   ---------------------------------   ---------------------
                                1998       1997   % CHANGE    1998(1)      1997(2)    % CHANGE     1998         1997
                              --------  --------  --------   --------      --------   --------   --------     --------

(Dollars in millions)
Travel                      $1,063.3    $ 971.6        9%    $  542.5       $ 467.3      16%        51%           48%
Individual
  Membership                   929.1      778.7       19%       (57.8)          5.3       *         (6%)           1%
Insurance/
  Wholesale                    544.0      482.7       13%       137.8         111.0      24%        25%           23%
Real Estate
  Franchise                    455.8      334.6       36%       348.6         226.9      54%        76%           68%
Relocation                     444.0      401.6       11%       124.5          92.6      34%        28%           23%
Fleet                          387.4      324.1       20%       173.8         120.5      44%        45%           37%
Mortgage                       353.4      179.2       97%       187.6          74.8     151%        53%           42%
Other                        1,106.8      767.5       44%       132.9(3)      151.3     (12%)       12%           20%
                             --------   --------             --------      -------
Total                        $5,283.8   $4,240.0      25%    $1,589.9      $1,249.7      27%        30%           29%
                             ========   ========             ========      ========

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

FLEET

On June 30, 1999, we completed the disposition of our Fleet Segment for aggregate consideration of $1.8 billion (see "Liquidity and Capital Resources - Divestitures Fleet"). Fleet Segment revenues and Adjusted EBITDA increased $63.3 million (20%) and $53.3 million (44%), respectively, in 1998 over 1997, contributing to an improvement in the Adjusted EBITDA margin from 37% to 45%. We acquired The Harpur Group Ltd. ("Harpur"), a leading fuel card and vehicle management company in the United Kingdom ("UK"), on January 20, 1998. Harpur contributed incremental revenues and Adjusted EBITDA in 1998 of $31.8 million and $20.8 million, respectively. The revenue increase is further attributable to a 12% increase in fleet leasing fees and a 31% increase in service fee revenue. The fleet leasing revenue increase is due to a 5% increase in pricing and a 7% increase in the number of vehicles leased, while the service fee revenue increase is the result of a 40% increase in number of fuel cards and vehicle maintenance cards partially offset by a 7% decline in pricing. The Adjusted EBITDA margin improvement reflects streamlining of costs at newly acquired Harpur and a leveraging of our corporate infrastructure among more businesses.

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

OTHER SERVICES

Revenues increased $339.3 million (44%), while Adjusted EBITDA decreased $18.4 million (12%). Revenues increased primarily from acquired NPC and Jackson Hewitt operations, which contributed $409.8 million and $53.7 million to 1998 revenues, respectively. The revenue increase attributable to 1998 acquisitions was partially offset by a $140.0 million reduction in revenues associated with the operations of certain of our ancillary businesses which were sold during 1997, including Interval, which contributed $121.0 million to 1997 revenues. We sold Interval in December 1997 coincident to the proposed Cendant Merger, in consideration of Federal Trade Commission anti-trust concerns within the timeshare industry.

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

CONSOLIDATED RESULTS -- 1997 VS. 1996

                                                                 YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
(DOLLARS IN MILLIONS)                                        1998            1997        % CHANGE
                                                          ---------       ---------      ---------
Net revenues                                              $ 4,240.0        $ 3,237.7          31%
                                                          ---------       ----------
Expenses
  Operating                                                 1,322.3          1,183.2          12%
  Marketing and reservation                                 1,031.8            910.8          13%
  General and administrative                                  636.2            341.0          87%
                                                          ---------       ----------
                                                            2,990.3          2,435.0          23%
                                                          ---------       ----------

Adjusted EBITDA                                             1,249.7            802.7          56%
Depreciation and amortization expense                         237.7            145.5          63%
Merger-related costs and other unusual charges                704.1            109.4           *
Interest expense, net                                          50.6             14.3         254%
                                                          ---------       ----------
Pre-tax income from continuing operations
  before extraordinary gain and cumulative
  effect of accounting change                                 257.3            533.5         (52%)
Provision for income taxes                                    191.0            220.2         (13%)
                                                          ---------       ----------
Income from continuing operations before
  extraordinary gain and cumulative effect
  of accounting change                                         66.3            313.3         (79%)
Income (loss) from discontinued
  operations, net of tax                                      (26.8)            16.7           *
Extraordinary gain, net of tax                                 26.4               -            *
Cumulative effect of accounting
  change, net of tax                                         (283.1)              -            *
                                                          ---------       ----------
Net income (loss)                                         $  (217.2)       $   330.0           *
                                                          =========       ==========

------------
*    Not meaningful.

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

RESULTS OF REPORTABLE OPERATING SEGMENTS - 1997 VS. 1996

                                                    YEAR ENDED DECEMBER 31,
               ------------------------------------------------------------------------------------------
                                                                                         ADJUSTED EBITDA
                          REVENUES                     ADJUSTED EBITDA                        MARGIN
               ------------------------------  --------------------------------------   ------------------
                1997       1996     % CHANGE     1997 (1)       1996 (2)    % CHANGE      1997      1996
               -------    -------   ---------  -----------    ----------  -----------   --------   -------

Travel         $ 971.6    $ 429.2      126%     $  467.3        $ 189.5       147%        48%        44%
Individual
  Membership     778.7      745.9        4%          5.3           43.2       (88%)        1%         6%
Insurance/
  Wholesale      482.7      448.0        8%        111.0           99.0        12%        23%        22%
Real Estate
  Franchise      334.6      236.3       42%        226.9          137.8        65%        68%        58%
Relocation       401.6      344.9       16%         92.6           65.5        41%        23%        19%
Fleet            324.1      293.5       10%        120.5           99.0        22%        37%        34%
Mortgage         179.2      127.7       40%         74.8           45.7        64%        42%        36%
Other            767.5      612.2       25%        151.3          123.0        23%        20%        20%
              --------   --------               --------        -------
Total         $4,240.0   $3,237.7       31%     $1,249.7        $ 802.7        56%        29%        25%
              ========   ========               ========        =======

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

OTHER SERVICES

Revenues and Adjusted EBITDA increased $155.3 million (25%) and $28.3 million (23%), respectively, in 1997 over 1996. Such increases were primarily supported by the operating results of an information technology business ("WizCom") which was acquired in October 1996 as part of the Avis acquisition. Our WizCom subsidiary operates the telecommunications and computer system that facilitates reservations and agreement processing for lodging and car rental operations. The acquisition of WizCom accounted for incremental revenues and Adjusted EBITDA in 1997 of $90.3 million and $30.6 million, respectively.

Our other ancillary businesses collectively contributed to the additional revenue growth, although Adjusted EBITDA margins declined, primarily within certain business units, which were sold during 1997.

LIQUIDITY AND CAPITAL RESOURCES

DIVESTITURES

During 1998, we implemented a program to divest non-strategic businesses and assets in order to focus on our core businesses, repay debt and repurchase our common stock (see "Overview"). Pursuant to such program, we have completed or have pending the following dispositions through October 8, 1999:

Pending disposition of Green Flag. On October 8, 1999, we entered into a definitive agreement to dispose of our Green Flag business unit for approximately $410 million in cash. The transaction, subject to customary regulatory approval in the United Kingdom ("UK"), is expected to be consummated in the fourth quarter of 1999. Green Flag is a roadside assistance organization based in the UK, which provides a wide range of emergency support and rescue services.

Pending disposition of Entertainment Publications, Inc. On September 14, 1999, we entered into a definitive agreement to sell 84% of our EPub business unit for approximately $325.0 million in cash. We will retain approximately 16% of EPub's equity in connection with the transaction. In addition, we will have a designee on the EPub's Board of Directors. The transaction is subject to customary regulatory approvals and customary conditions and is expected to be consummated in the fourth quarter of 1999. The sale of EPub is expected to generate an after-tax gain of approximately $140.0 million. We have determined that the size and nature of our retained equity stake in EPUB, including the retention of board representation, will require us to account for our ongoing investment in EPUB using the equity accounting method. In addition, our earlier classification of EPUB as a discontinued operation was reversed in accordance with generally accepted accounting principles. EPub is the world's largest marketer and publisher of coupon books and discount programs which provides customers with unique products and services that are designed to enhance a customer's purchasing power.

North American Outdoor Group. On October 8, 1999, we disposed of 94% of our NAOG business unit for approximately $140.0 million in cash and we will retain approximately 6% of NAOG's equity in connection with the transaction. The sale of NAOG is expected to generate a pre-tax gain of approximately $107.0 million. NAOG is the world's largest lifestyle affinity membership organization.

Global Refund Group. On August 24, 1999, we completed the sale of our Global Refund Group subsidiary ("Global Refund") for approximately $160.0 million in cash. Global Refund, formerly known as Europe Tax Free Shopping, is the world's largest value-added tax refund services company.

Fleet Segment. On June 30, 1999, we completed the disposition of our fleet business segment ("fleet segment" or "fleet businesses"), which included PHH Vehicle Management Services Corporation, Wright Express Corporation, The Harpur Group, Ltd., and other subsidiaries pursuant to an agreement between PHH Corporation ("PHH"), our wholly-owned subsidiary, and Avis Rent A Car, Inc. ("ARAC"). Pursuant to the agreement, ARAC acquired the net assets of our fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360.0 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation ("Avis Fleet"), a wholly-owned subsidiary of ARAC. The transaction followed a competitive bidding process. Coincident to the closing of the transaction, ARAC refinanced the assumed debt under management programs which was payable to us. Accordingly, on June 30, 1999, we received additional consideration from ARAC of $3,047.5 million comprised of $3,016.9 million of cash proceeds and a $30.6 million note receivable. On such date, we used proceeds of $1,809.4 million to repay outstanding fleet segment financing arrangements. Additionally, in July 1999, we utilized cash proceeds from the transaction of $1,033.0 million (received in the form of a dividend payment from PHH) to substantially execute the "Dutch Auction" tender offer by us to purchase 50 million shares of our common stock (See "Common Share Repurchases"). The remaining proceeds from the transaction were used to repay outstanding corporate debt as it matured (the borrowings of which had been loaned to the fleet segment to finance the purchases of leased vehicles) and to finance other assets under management and mortgage programs.

The convertible preferred stock of Avis Fleet is convertible into common stock of ARAC at our option upon the satisfaction of certain conditions, including the per share price of ARAC Class A common stock equaling or exceeding $50 per share and the fleet segment attaining certain EBITDA (earnings before interest, taxes, depreciation and amortization) thresholds, as defined. There are additional circumstances upon which the shares of Avis Fleet convertible preferred stock are automatically or mandatorily convertible into ARAC common stock. At June 30, 1999, we beneficially owned approximately 19% of the outstanding Class A common stock of ARAC. If all of the Avis Fleet convertible preferred stock was converted into common stock of ARAC, as of the closing date, we would have owned approximately 34% of ARAC's outstanding common equity (although the voting interest would be limited, in most instances, to 20%).

We realized a net gain on disposition of $881.4 million ($865.7 million, after tax) of which $714.8 million ($702.1 million, after tax) was recognized in the second quarter of 1999 and $166.6 million ($163.6 million, after tax) was deferred at June 30, 1999. The realized gain is net of approximately $90.0 million of transaction costs. We deferred the portion of the realized net gain, which was equivalent to our common equity ownership percentage in ARAC at the time of closing. The fleet segment disposition was structured in accordance with applicable tax law to be treated as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. Should the transaction be deemed taxable, the resultant tax liability could be material.

Other Businesses. During 1999, we completed the dispositions of certain businesses, including Central Credit, Inc., Spark Services, Inc., Match.com, National Leisure Group, National Library of Poetry and Essex Corporation. Aggregate consideration received on the dispositions of such businesses was comprised of $110.3 million in cash and $43.3 million of common stock. We realized a net gain of $47.5 million ($27.2 million, after tax) on the dispositions of such businesses.

Discontinued Operations. On August 12, 1998, we announced that our Board of Directors committed to discontinue our classified advertising and consumer software businesses by disposing of Hebdo Mag and Cendant Software Corporation ("CDS"), respectively. On December 15, 1998, we completed the sale of Hebdo Mag to its former 50% owners for $449.7 million. We received $314.8 million in cash and 7.1 million shares of our common stock valued at $134.9 million on the date of sale. We recognized a $206.9 million gain on the sale of Hebdo Mag, which included a tax benefit of $52.1 million. On November 20, 1998, we announced the execution of a definitive agreement to sell CDS for approximately $800.0 million in cash. The sale was completed on January 12, 1999. We realized a gain of approximately $371.9 million in connection with the transaction. We recognized $197.8 million of such gain in 1998 substantially in the form of a tax benefit and corresponding deferred tax asset.

INVESTMENT IN NETMARKET, INC.
On September 15, 1999, NGI began operations as an independent company that will pursue the development of interactive businesses formerly within our direct marketing division. NGI will own, operate, develop and expand the on-line membership businesses, including Netmarket.com, Travelers Advantage, Auto Vantage, Privacy Guard and Hagglezone.com, which collectively have 1.3 million on-line members (and are expected to produce approximately $70.0 million of revenues in 1999). Prior to September 15, 1999, our ownership of NGI was restructured into common stock and preferred stock interests. On September 15, 1999, we donated NGI's outstanding common stock to a charitable trust, and NGI issued additional shares of its common stock to certain of its marketing partners. Accordingly, as a result of the change in ownership of NGI's common stock from us to independent third parties, NGI's operating results will no longer be included in our consolidated financial statements. We retained the opportunity to participate in NGI's value through the ownership of a convertible preferred stock of NGI, which is ultimately exchangeable, at our option, into 78% of NGI's diluted common shares. Subsequent to our contribution of NGI's common stock to the trust, we provided a development advance of $77.0 million to NGI, which is contingently repayable to us if certain financial targets related to NGI are achieved. We recorded a charge, inclusive of transaction costs, of $85.0 million ($48.0 million, after tax), during the third quarter of 1999, in connection with the donation of NGI shares to the charitable trust and the subsequent development advance.

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

FINANCING (EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAM FINANCING)

We believe that we have sufficient liquidity and access to liquidity through various sources, including our ability to access public equity and debt markets and financial institutions. We currently have a $1.25 billion term loan facility in place as well as committed back-up facilities totaling $1.75 billion, substantially all of which is currently undrawn and available and $2.45 billion of availability under existing shelf registration statements. Long-term debt increased $2.1 billion to $3.4 billion at December 31, 1998 when compared to amounts outstanding at December 31, 1997, primarily as a result of borrowings in 1998 to finance acquisitions and the repurchase of our common stock under a share repurchase program. Our long-term debt, including current portion, at December 31, 1998, substantially consisted of $2.1 billion of publicly issued fixed rate debt and $1.25 billion of borrowings under a term facility. In addition, we had $1.5 billion of equity-linked FELINE PRIDES securities outstanding at December 31, 1998.

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

7 1/2% AND 7 3/4% SENIOR NOTES

We filed a shelf registration statement with the SEC, effective November 1998, which provided for the aggregate issuance of up to $3.0 billion of debt and equity securities. Pursuant to such registration statement, we issued $1.55 billion of Senior Notes (the "Notes") in two tranches, consisting of $400.0 million principal amount of 7 1/2% Senior

Notes due December 1, 2000 and $1.15 billion principal amount of 7 3/4% Senior Notes due December 1, 2003. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on June 1, 1999. The Notes may be redeemed, in whole or in part, at any time, at our option at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (i) the face value of the Notes or (ii) the sum of the present values of the remaining scheduled payments discounted at the treasury rate plus a spread as defined in the indenture. The offering was a component of a plan designed to refinance an aggregate of $3.25 billion of borrowings under our former Term Loan Facility, based on provisions contained in the indenture. Net proceeds from the offering were used to repay $1.3 billion of borrowings under the Term Loan Facility and for general corporate purposes, which included the purchase of our common stock.

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

On March 17, 1999, we reached a final agreement to settle a class action lawsuit that was brought on behalf of the holders of PRIDES securities who purchased their securities on or prior to April 15, 1998. Under the terms of the final agreement, only holders who owned PRIDES at the close of business on April 15, 1998 will be eligible to receive a new additional "Right" for each PRIDES security held. At any time during the life of the Rights (expires February
2001), holders may (i) sell them or (ii) exercise them by delivering to us three Rights together with two PRIDES in exchange for two new PRIDES (the "New PRIDES"). The terms of the New PRIDES will be the same as the original PRIDES except that the conversion rate will be revised so that, at the time the Rights are distributed, each New PRIDES will have a value equal to $17.57 more than each original PRIDES, or, in the aggregate, approximately $351.0 million. The settlement resulted in a net increase to shareholders' equity of $121.8 million. The final agreement also requires us to offer to sell four million additional PRIDES (having identical terms to currently outstanding PRIDES) ("Additional PRIDES") to holders of Rights for cash, at a value which will be based on the valuation model that was utilized to set the conversion rate of the New PRIDES. The offering of Additional PRIDES will be made only pursuant to a prospectus filed with the SEC. We currently expect to use the proceeds of such an offering for general corporate purposes. The arrangement to offer Additional PRIDES is designed to enhance the trading value of the Rights by removing up to six million Rights from circulation via exchanges associated with the offering and to enhance the open market liquidity of New PRIDES by creating four million New PRIDES via exchanges associated with the offering. If holders of Rights do not acquire all such PRIDES, they will be offered to the public. Under the settlement agreement, we also agreed to file a shelf registration statement for an additional 15 million special PRIDES, which could be issued by us at any time for cash. However, during the last 30 days prior to the expiration of the Rights in February 2001, we will be required to make these additional PRIDES available to holders of Rights at a price in cash equal to 105% of their theoretical value. The special PRIDES, if issued, would have the same terms as the currently outstanding PRIDES and could be used to exercise Rights. Based on an average market price of $17.53 per share of our common stock (calculated based on the average closing price per share of our common stock for a consecutive five-day period ended September 30, 1999), the effect of the issuance of the New PRIDES will be to distribute approximately 19 million more shares of our common stock when the mandatory purchase of our common stock associated with the PRIDES occurs in February 2001. This represents approximately 2% more shares of our common stock than are currently outstanding.

    On June 15, 1999, the United States District Court for the District of New Jersey entered an order and judgment approving the settlement described above and awarding fees to counsel to the class. One objector, who objected to a portion of the settlement notice concerning fees to be sought by counsel to the class has filed an appeal to the U.S. Court of Appeals for the Third Circuit from the District Court order approving the settlement and awarding fees to counsel to the class. Although under the settlement the Rights are required to be distributed following the conclusion of court proceedings, including appeals, we believe that the appeal is without merit. As a result, we presently intend to distribute the Rights in October 1999 after the effectiveness of the registration statement filed with the SEC covering the New PRIDES, Additional PRIDES and Special PRIDES.

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

On April 8, 1998, we exercised our option to call our 6 1/2% Convertible Subordinated Notes (the "6-1/2% Notes") for redemption on May 11, 1998, in accordance with the provisions of the indenture relating to the 6-1/2% Notes. Prior to the redemption date, during 1998, all of the outstanding 6-1/2% Notes were converted into 2.1 million shares of our common stock.

FINANCING RELATED TO MANAGEMENT AND MORTGAGE PROGRAMS

Our PHH subsidiary operates our mortgage, fleet and relocation services businesses as a separate public reporting entity and supports purchases of leased vehicles, originated mortgages and advances under relocation contracts primarily by issuing commercial paper and medium term notes and maintaining securitized obligations. Such financing is not classified based on contractual maturities, but rather is included in liabilities under management and mortgage programs rather than long-term debt since such debt corresponds directly with high quality related assets. Upon the disposition of our fleet segment on June 30, 1999, we received cash proceeds equivalent to the outstanding debt applicable to our fleet segment (see "Liquidity and Capital Resources - Divestitures -Fleet Segment"). PHH continues to pursue opportunities to reduce its borrowing requirements by securitizing increasing amounts of its high quality assets. Additionally, we entered into a three year agreement effective May 1998 and expanded in December 1998 under which an unaffiliated Buyer (the "Buyer") committed to purchase, at our option, mortgage loans originated by us on a daily basis, up to the Buyer's asset limit of $2.4 billion. Under the terms of this sale agreement, we retain the servicing rights on the mortgage loans sold to the Buyer and provide the Buyer with options to sell or securitize the mortgage loans into the secondary market. At December 31, 1998, we were servicing approximately $2.0 billion of mortgage loans owned by the Buyer.

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

        (IN BILLIONS)                         1998           1997
                                           -----------   -----------
        Commercial paper                   $       2.5   $       2.6
        Medium-term notes                          2.3           2.7
        Securitized obligations                    1.9           -
        Other                                      0.2           0.3
                                           -----------   -----------
                                           $       6.9   $       5.6
                                           ===========   ===========

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

Mortgage Facility. In December 1998, our PHH subsidiary entered into a 364 day financing agreement to sell mortgage loans under an agreement to repurchase such mortgages. The agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under this agreement is $500.0 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Mortgage loans financed under this agreement at December 31, 1998 totaled $378.0 million.

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

Our PHH subsidiary also maintains an asset securitization agreement, with a separate unaffiliated buyer, which has a purchase commitment up to a limit of $350.0 million. The terms of this agreement are similar to the aforementioned facility, with PHH retaining the servicing rights on the right of payment related to certain relocation receivables of PHH. At December 31, 1998, our PHH subsidiary was servicing $171.0 million of assets eligible for purchase under this agreement. This facility matured and approximately $85.0 million was repaid on October 5, 1999.

We are currently in the process of creating a new securitization facility to purchase interests in the rights to payment related to our relocation receivables, which will replace the existing securitizations. Although no assurances can be given, we expect that such facility will be in place prior to December 31, 1999.

Fleet Facilities. In December 1998, our PHH subsidiary entered into two secured financing transactions through its two wholly-owned subsidiaries, TRAC Funding and TRAC Funding II. Secured leased assets (specified beneficial interests in a trust which owns the leased vehicles and the leases) totaling $600.0 million and $725.3 million, respectively, were contributed to the subsidiaries by PHH. Loans to TRAC Funding and TRAC Funding II, were funded by commercial paper conduits in the amounts of $500.0 million and $604.0 million, respectively, and were secured by the specified beneficial interests. At June 30, 1999, the outstanding balances under the securitized fleet financing facilities were repaid and such securitized facilities were retired coincident with the fleet segment disposition.

OTHER

To provide additional financial flexibility, PHH's current policy is to ensure that minimum committed facilities aggregate 100 percent of the average amount of outstanding commercial paper. This policy will continue to be maintained subsequent to the divestiture of the fleet businesses. PHH maintains $2.65 billion of unsecured committed credit facilities, which are backed by domestic and foreign banks. The facilities are comprised of $1.25 billion of syndicated lines of credit maturing in March 2000 and $1.25 billion of syndicated lines of credit maturing in the year 2002. In addition, PHH has a $150.0 million revolving credit facility, which matures in December 1999, and other uncommitted lines of credit with various financial institutions, which were unused at December 31, 1998. Our management closely evaluates not only the credit of the banks but also the terms of the various agreements to ensure ongoing availability. The full amount of PHH's committed facilities at December 31, 1998 was undrawn and available. Our management believes that our current policy provides adequate protection should volatility in the financial markets limit PHH's access to commercial paper or medium-term notes funding. PHH continuously seeks additional sources of liquidity to accommodate PHH asset growth and to provide further protection from volatility in the financial markets.

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

LITIGATION

Since the April 15, 1998 announcement of the discovery of accounting irregularities in the former business units of CUC and prior to the date of the Annual Report on Form 10K/A, 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on our behalf and several individual lawsuits and arbitration proceedings have been commenced in various courts and other forums against us and other defendants by or on behalf of persons claiming to have purchased or otherwise acquired securities or options issued by CUC or us between May 1995 and August 1998. The Court has ordered consolidation of many of the actions.

In addition, in October 1998, an action claiming to be a class action was filed against us and four of our former officers and directors by persons claiming to have purchased American Bankers' stock between January and October 1998. The complaint claimed that we made false and misleading public announcements and filings with the SEC in connection with our proposed acquisition of American Bankers allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and that the plaintiff and the alleged class members purchased American Bankers' securities in reliance on these public announcements and filings at inflated prices. On April 30, 1999, the United States District Court for New Jersey found that the class action failed to state a claim upon which relief could be granted and, accordingly, dismissed the complaint. The plaintiff has appealed the

District Court's findings to the U.S. Court of Appeals for the Third Circuit as such appeal is pending.

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

The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised us that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the investigations, we made all adjustments considered necessary which are reflected in our restated financial statements. Although we can provide no assurances that additional adjustments will not be necessary as a result of these government investigations, we do not expect that additional adjustments will be necessary.

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

Following the execution of our agreement to dispose of our fleet segment, Fitch IBCA lowered PHH's long-term debt rating from A+ to A and affirmed PHH's short-term debt rating at F1, and S&P affirmed PHH's long-term and short-term debt ratings at A-/A2. Also, in connection with the closing of the transaction, DCR lowered PHH's long-term debt rating from A+ to A and PHH's short-term debt rating was reaffirmed at D1. Moody's lowered PHH's long-term debt rating from A3 to Baa1 and affirmed PHH's short-term debt rating at P2. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time.)

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

COMMON SHARE REPURCHASES

Our Board of Directors authorized a common share repurchase program pursuant to which the aggregate authorized amount that can be repurchased under the program has been incrementally increased to $1.8 billion. We have executed this program through open-market purchases or privately negotiated transactions. As of September 30, 1999, we repurchased approximately $1.8 billion (93.6 million shares) of our common stock under the program. Subject to bank credit facility covenants, certain rating agency constraints and authorization from our Board of Directors, we anticipate expanding the program, although we can give no assurance with respect to the timing, likelihood or amount of future repurchases under the program.

In July 1999, pursuant to a Dutch Auction self tender offer to our shareholders, we purchased 50 million shares of our common stock through our wholly-owned subsidiary Cendant Stock Corporation at a price of $22.25 per share. Under the terms of the offer, which commenced June 16, 1999 and expired July 15, 1999, we had invited shareholders to tender their shares of our common stock at prices between $19.75 and $22.50 per share. We financed the purchase of shares costing $1.11 billion with proceeds received from our June 30, 1999 disposition of our fleet segment. Since the inception of our share repurchase program, inclusive of the self-tender offer and the 7.1 million shares of our common stock received as partial consideration in connection with the sale of our Hebdo Mag subsidiary, we have reduced our shares outstanding by approximately 18%.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires us to record all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. If the derivative does not qualify as a hedging instrument, the change in the derivative fair values will be immediately recognized as gain or loss in earnings. If the derivative does qualify as a hedging instrument, the gain or loss on the change in the derivative fair values will either be recognized (i) in earnings as offsets to the changes in the fair value of the related item being hedged or (ii) be deferred and recorded as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transactions occur. We have not yet determined what impact the adoption of SFAS No. 133 will have on our financial statements. Implementation of this standard has recently been delayed by the FASB for a 12-month period. We will now adopt SFAS No. 133 as required for our first quarterly filing of fiscal year 2001.

In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", effective for the first fiscal quarter after December 15, 1998. We adopted SFAS No. 134 effective January 1, 1999. SFAS No. 134 requires that after the securitization of mortgage loans, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other interests based on its ability and intent to sell or hold those investments. On the date SFAS No. 134 was initially applied, we reclassified mortgage-backed securities and other interests retained after the securitization of mortgage loans from the trading to the available for sale category. Subsequent accounting that results from implementing SFAS No. 134 shall be accounted for in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

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

     o our ability to successfully divest our remaining non-core businesses and assets and implement our plan to create a tracking stock for our new real estate portal;

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

                                               CENDANT CORPORATION
                                               By: /s/ James E. Buckman
                                               ------------------------

                                               James E. Buckman
                                               Vice Chairman and General Counsel
                                               Date: October 8, 1999

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                                    DATE
---------                       -----                                    ----
/s/ Henry R. Silverman          Chairman of the Board, President,       October 8, 1999
    ------------------          Chief Executive Officer and Director
(Henry R. Silverman)


/s/ James E. Buckman            Vice Chairman, General Counsel and       October 8, 1999
    ----------------            Director
(James E. Buckman)


/s/ Stephen P. Holmes           Vice Chairman and Director               October 8, 1999
    -----------------
(Stephen P. Holmes)


/s/ Michael P. Monaco           Vice Chairman and Director               October 8, 1999
    -----------------
(Michael P. Monaco)


/s/ David M. Johnson            Senior Executive Vice President and      October 8, 1999
    ----------------            Chief Financial Officer (Principal
(David M. Johnson)              Financial Officer)

/s/ Jon F. Danski               Executive Vice President and Chief       October 8, 1999
-----------------               Accounting Officer (Principal
(Jon F. Danksi)                 Accounting Officer)

/s/ Robert D. Kunisch           Director                                 October 8, 1999
---------------------
(Robert D. Kunisch)




/s/ John D. Snodgrass           Director                                 October 8, 1999
    -----------------
(John D. Snodgrass)

/s/ Leonard S. Coleman
______________________          Director                                 October 8, 1999
(Leonard S. Coleman)

/s/ Martin L. Edelman           Director                                 October 8, 1999
    -----------------
(Martin L. Edelman)

/s/ Carole G. Hankin            Director                                 October 8, 1999
    ----------------
Dr. Carole G. Hankin)
_________________               Director                                 October 8, 1999
(The Rt. Hon. Brian Mulroney,
 P.C., LL.D)

/s/ Robert W. Pittman           Director                                 October 8, 1999
    -----------------
(Robert W. Pittman)


                                Director                                 October 8, 1999
/s/ Leonard Schutzman
(Leonard Schutzman)

                                Director                                 October 8, 1999
/s/ Robert F. Smith
(Robert F. Smith)

                                Director                                 October 8, 1999
/s/ Robert E. Nederlander
(Robert E. Nederlander)


EXHIBITS:

  EXHIBIT NO.                           DESCRIPTION
  -----------                           -----------

      2.1        Agreement and Plan of Merger, dated March 23, 1998 among the
                 Company, Season Acquisition Corp. and American Bankers
                 Insurance Group, Inc. (incorporated by reference to Exhibit C2 to the Schedule 14D-1 (Amendment 31), dated March 23, 1998, filed by the Company and Season Acquisition Corp.)*
      3.1        Amended and Restated Certificate of Incorporation of the
                 Company (incorporated by reference to Exhibit 4.1 to the
                 Company's Post Effective Amendment No. 2 on Form S-8 to the
                 Registration Statement on Form S-4, No. 333-34517, dated
                 December 17, 1997)*
      3.2        Amended and Restated ByLaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on
                 Form 8-K dated August 4, 1998)*
      4.1        Form of Stock Certificate (filed as Exhibit 4.1 to the
                 Company's Registration Statement, No. 33-44453, on Form S-4
                 dated December 19, 1991)*
      4.2        Indenture dated as of February 11, 1997, between CUC
                 International Inc. and Marine Midland Bank, as trustee (filed as Exhibit 4(a) to the Company's Report on Form 8-K filed
                 February 13, 1997)*
      4.3        Indenture between HFS Incorporated and Continental Bank,
                 National Association, as trustee (Incorporated by reference to
                 HFS Incorporated's Registration Statement on Form S-1
                 (Registration No. 33-71736), Exhibit No. 4.1)*
      4.4        Indenture dated as of February 28, 1996 between HFS
                 Incorporated and First Trust of Illinois, National Association,
                 as trustee (Incorporated by reference to HFS Incorporated's
                 Current Report on Form 8-K dated March 8, 1996, Exhibit 4.01)*
      4.5        Supplemental Indenture No. 1 dated as of February 28, 1996 between HFS Incorporated and First Trust of Illinois, National
                 Association, as trustee (Incorporated by reference to HFS
                 Incorporated's Current Report on Form 8-K dated March 8, 1996,
                 Exhibit 4.02)*
      4.6        Indenture, dated as of February 24, 1998, between the Company and The Bank of Novia Scotia Trust Company of New York, as
                 Trustee (Incorporated by reference to Exhibit 4.4 to the
                 Company's Current Report on Form 8-K dated March 6, 1998)*
      4.7        First Supplemental Indenture dated February 24, 1998, between the Company and The Bank of Novia Scotia Trust Company of New
                 York, as Trustee (Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, dated March 6, 1998)*
      4.8        Amended and Restated Declaration of Trust of Cendant Capital I.
                 (Incorporated by reference to Exhibit 4.1 to the Company's
                 Current Report on Form 8-K dated March 6, 1998)*
      4.9        Preferred Securities Guarantee Agreement dated March 2, 1998, between by Cendant Corporation and Wilmington Trust Company.
                 (Incorporated by reference to Exhibit 4.2 to the Company's
                 Current Report on Form 8-K dated March 6, 1998)*
      4.10       Purchase Contract Agreement (including as Exhibit A the form of the Income PRIDES and as Exhibit B the form of the Growth
                 PRIDES), dated March 2, 1998, between Cendant Corporation and
                 The First National Bank of Chicago (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K
                 dated March 6, 1998)*
   10.1-10.38    Material Contracts, Management Contracts, Compensatory Plans
                 and Arrangements **
    10.1(a)      Agreement with Henry R. Silverman, dated June 30, 1996 and as amended through December 17, 1997 (filed as Exhibit 10.6 to the
                 Company's Registration Statement on Form S-4, Registration No.
                 333-34571)*
    10.1(b)      Amendment to Agreement with Henry R. Silverman, dated December
                 31, 1998. **
    10.2(a)      Agreement with Stephen P. Holmes, dated September 12, 1997
                 (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-34571)*
    10.2(b)      Amendment to Agreement with Stephen P. Holmes, dated January
                 11, 1999. **

  EXHIBIT NO.                           DESCRIPTION
  -----------                           -----------

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

  EXHIBIT NO.                           DESCRIPTION
  -----------                           -----------

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

  EXHIBIT NO.                           DESCRIPTION
  -----------                           -----------

    10.22(b) Amendment, dated as of February 4, 1999, to the Five-Year Competitive Advance and Revolving Credit Agreement and the 364-Day Competitive Advance and Revolving Credit Agreement among the Company, the lenders therein and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated February 16,
                 1999)*.
     10.23 Distribution Agreement, dated March 5, 1998, among the Company, Bear, Stearns & Co., Inc., Chase Securities Inc., Lehman Brothers and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to the Company's Current Report on Form 8-K, dated March 10, 1998)*
    10.24(a) 364-Day Credit Agreement Among PHH Corporation, PHH Vehicle Management Services, Inc., the Lenders, the Chase Manhattan Bank, as Administrative Agent and the Chase Manhattan Bank of Canada, as Canadian Agent, Dated March 5, 1999. **
    10.24(b) Five-year Credit Agreement ("PHH Five-year Credit Agreement") among PHH Corporation, the Lenders, and Chase Manhattan Bank, as Administrative Agent, dated March 4, 1997 (Incorporated by reference from Exhibit 10.2 to Registration Statement 333-27715)*
    10.24(c) Second Amendment to PHH Credit Agreements (Incorporated by reference to PHH Incorporated's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, Exhibit 10.1)*
    10.24(d) Third Amendment to PHH Credit Agreements (Incorporated by reference to PHH Incorporated's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, Exhibit 10.1)*
    10.24(e) Fourth Amendment dated as of November 2, 1998, to PHH Five-Year Credit Agreement. **
     10.25 Indenture between the Company and Bank of New York, Trustee, dated as of May 1, 1992 (Incorporated by reference from Exhibit 4(a)(iii) to Registration Statement 33-48125)*
     10.26 Indenture between the Company and First National Bank of Chicago, Trustee, dated as of March 1, 1993 (Incorporated by reference from Exhibit 4(a)(i) to Registration Statement 33-59376)*
     10.27 Indenture between the Company and First National Bank of Chicago, Trustee, dated as of June 5, 1997 (Incorporated by reference from Exhibit 4(a) to Registration Statement 333-27715)*
     10.28 Indenture between the Company and Bank of New York, Trustee dated as of June 5, 1997 (Incorporated by reference from Exhibit 4(a)(11) to Registration Statement 333-27715)*
     10.29 Distribution Agreement between the Company and CS First Boston Corporation; Goldman, Sachs & Co.; Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith, Incorporated; and J.P. Morgan Securities, Inc. dated November 9, 1995 (Incorporated by reference from Exhibit 1 to Registration Statement 33-63627)*
     10.30 Distribution Agreement between the Company and Credit Suisse; First Boston Corporation; Goldman Sachs & Co. and Merrill Lynch & Co., dated June 5, 1997 filed as Exhibit 1 to Registration Statement 333-27715*
     10.31 Distribution Agreement, dated March 2, 1998, among PHH Corporation, Credit Suisse First Boston Corporation, Goldman Sachs & Co., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and J.P. Morgan Securities, Inc., filed as Exhibit 1 to Form 8-K dated March 3, 1998, File No. 107797*
     10.32 Registration Rights Agreement, dated as of November 12, 1996, by and between HFS Incorporated and Ms. Christel DeHaan (Incorporated by reference to HFS Incorporated's Registration Statement on Form S-3 (Registration No. 333-17371), Exhibit 2.2)*

  EXHIBIT NO.                           DESCRIPTION
  -----------                           -----------

     10.33       License Agreement dated as of September 18, 1989 amended and restated as of July 15, 1991 between Franchise System Holdings,
                 Inc. and Ramada Franchise Systems, Inc. (Incorporated by
                 reference to HFS Incorporated's Registration Statement on Form
                 S-1 (Registration No.
                 33-51422), Exhibit No. 10.2)*
     10.34       Restructuring Agreement dated as of July 15, 1991 by and among
                 New World Development Co., Ltd., Ramada International Hotels &
                 Resorts, Inc. Ramada Inc., Franchise System Holdings, Inc., HFS
                 Incorporated and Ramada Franchise Systems, Inc. (Incorporated
                 by reference to HFS Incorporated's Registration Statement on
                 Form S-1 (Registration No. 33-51422), Exhibit No.
                 10.3)*
     10.35       License Agreement dated as of November 1, 1991 between
                 Franchise Systems Holdings, Inc. and Ramada Franchise Systems,
                 Inc. (Incorporated by reference to HFS Incorporated's
                 Registration Statement on Form S-1 (Registration No. 33-51422),
                 Exhibit No. 10.4)*
     10.36       Amendment to License Agreement, Restructuring Agreement and
                 Certain Other Restructuring Documents dated as of November 1,
                 1991 by and among New World Development Co., Ltd., Ramada
                 International Hotels & Resorts, Inc., Ramada Inc., Franchise
                 System Holdings, Inc., HFS Incorporated and Ramada Franchise
                 Systems, Inc. (Incorporated by reference to HFS Incorporated's
                 Registration Statement on Form S-1 (Registration No. 33-51422),
                 Exhibit No.
                 10.5)*
     10.37       Master License Agreement dated July 30, 1997, among HFS Car
                 Rental, Inc., Avis Rent A Car System, Inc. and Wizard Co.
                 (Incorporated by reference to HFS Incorporated Form 10-Q for the quarter ended June 30, 1997, Exhibit 10.1)*
     10.38       Term Loan Agreement, dated as of February 9, 1999, among
                 Cendant Corporation, as Borrower , the Lenders referred
                 therein, Bank of America NT & SA, as Syndication Agent,
                 Barclays Bank, PLC, The Bank of Nova Scotia, Credit Lyonnais
                 New York Branch, as CoDocumentation Agents, First Union
                 National Bank, and The Industrial Bank of Japan, Limited, New
                 York Branch, as Managing Agents, Credit Suisse First Boston,
                 The Sumitomo Bank, Limited, New York Branch, Banque Paribas, as
                 CoAgents and The Chase Manhattan Bank, as Administrative Agent
                 (incorporated by reference to Cendant Corporation's Form 8-K dated February 16, 1999 (File No. 110308)). *
       12        Statement Re: Computation of Consolidated Ratio to Earnings to
                 Combined Fixed Charges and Preferred Stock Dividends
      16.1       Letter re: change in certifying accountant (Incorporated by reference to the Company's Form 8-K dated January 27, 1998)*
      16.2       Letter re: change in certifying accountant of a significant subsidiary (Incorporated by reference to the Company's Form 8-K dated May 18, 1998)*
       21        Subsidiaries of Registrant **
      23.1       Consent of Deloitte & Touche LLP related to the financial
                 statements of Cendant Corporation.
      23.2       Consent of KPMG LLP relating to the financial statements of
                 PHH Corporation
      27         Financial data schedule

---------------
*     Incorporated by reference
** Previously included in the Annual Report on Form 10-K/A of Cendant Corporation for the year ended December 31, 1998, filed with the Securities and Exchange Commission May 13, 1999.

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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
October 8, 1999

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

/s/ KPMG LLP
 Baltimore, Maryland
 April 30, 1997

                      CENDANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31,
                                                                -------------------------------------
                                                                    1998         1997         1996
                                                                -----------  -----------  -----------
REVENUES
  Membership and service fees, net                              $   5,080.7  $   4,083.4  $   3,147.0
  Fleet leasing (net of depreciation and interest costs of
    $1,279.4, $1,205.2 and $1,132.4)                                   88.7         59.5         56.7
  Other                                                               114.4         97.1         34.0
                                                                -----------  -----------  -----------
Net revenues                                                        5,283.8      4,240.0      3,237.7
                                                                -----------  -----------  -----------
EXPENSES
  Operating                                                         1,869.1      1,322.3      1,183.2
  Marketing and reservation                                         1,158.5      1,031.8        910.8
  General and administrative                                          666.3        636.2        341.0
  Depreciation and amortization                                       322.7        237.7        145.5
  Other charges
    Litigation settlement                                             351.0           --           --
    Termination of proposed acquisitions                              433.5           --           --
    Executive terminations                                             52.5           --           --
    Investigation-related costs                                        33.4           --           --
    Merger-related costs and other unusual charges (credits)          (67.2)       704.1        109.4
    Financing costs                                                    35.1           --           --
  Interest, net                                                       113.9         50.6         14.3
                                                                -----------  -----------  -----------
Total expenses                                                      4,968.8      3,982.7      2,704.2
                                                                -----------  -----------  -----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,
  MINORITY INTEREST, EXTRAORDINARY GAIN AND CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                                315.0        257.3        533.5
Provision for income taxes                                            104.5        191.0        220.2
Minority interest, net of tax                                          50.6           --           --
                                                                -----------  -----------  -----------
INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                          159.9         66.3        313.3
Income (loss) from discontinued operations, net of tax                (25.0)       (26.8)        16.7
Gain on sale of discontinued operations, net of tax                   404.7           --           --
                                                                -----------  -----------  -----------
INCOME BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                                539.6         39.5        330.0
Extraordinary gain, net of tax                                           --         26.4           --
                                                                -----------  -----------  -----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                  539.6         65.9        330.0
Cumulative effect of accounting change, net of tax                       --       (283.1)          --
                                                                -----------  -----------  -----------
NET INCOME (LOSS)                                               $     539.6  $    (217.2) $     330.0
                                                                ===========  ===========  ===========

INCOME (LOSS) PER SHARE
  BASIC
    Income from continuing operations before extraordinary
      gain and cumulative effect of accounting change           $      0.19  $      0.08 $       0.41
    Income (loss) from discontinued operations                        (0.03)       (0.03)        0.03
    Gain on sale of discontinued operations                            0.48          --            --
    Extraordinary gain                                                   --         0.03           --
    Cumulative effect of accounting change                               --        (0.35)          --
                                                                -----------  -----------  -----------
    NET INCOME (LOSS)                                           $      0.64  $     (0.27)  $     0.44
                                                                ===========  ===========  ===========
  DILUTED
    Income from continuing operations before extraordinary
      gain and cumulative effect of accounting change           $      0.18  $      0.08 $       0.39
    Income (loss) from discontinued operations                        (0.03)       (0.03)        0.02
    Gain on sale of discontinued operations                            0.46          --            --
    Extraordinary gain                                                   --         0.03           --
    Cumulative effect of accounting change                               --        (0.35)          --
                                                                -----------  -----------  -----------
    NET INCOME (LOSS)                                           $      0.61  $     (0.27) $      0.41
                                                                ===========  ===========  ===========

                 See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                          DECEMBER 31,
                                                                 ---------------------------
                                                                     1998            1997
                                                                 -----------    ------------
ASSETS
Current assets
  Cash and cash equivalents                                      $   1,008.7    $      67.0
  Receivables (net of allowance for doubtful accounts
    of $123.3 and $61.5)                                             1,536.4        1,170.7
  Deferred membership commission costs                                 253.0          169.5
  Deferred income taxes                                                466.6          311.9
  Other current assets                                                 908.6          641.2
  Net assets of discontinued operations                                373.6          273.3
                                                                 -----------    -----------

Total current assets                                                 4,546.9        2,633.6
                                                                 -----------    -----------

  Property and equipment, net                                        1,432.8          544.7
  Franchise agreements, net                                          1,363.2        1,079.6
  Goodwill, net                                                      3,923.1        2,148.2
  Other intangibles, net                                               757.1          624.3
  Other assets                                                         681.5          599.3
                                                                 -----------    -----------

Total assets exclusive of assets under programs                     12,704.6        7,629.7
                                                                 -----------    -----------

Assets under management and mortgage programs
  Net investment in leases and leased vehicles                       3,801.1        3,659.1
  Relocation receivables                                               659.1          775.3
  Mortgage loans held for sale                                       2,416.0        1,636.3
  Mortgage servicing rights                                            635.7          373.0
                                                                 -----------    -----------

                                                                     7,511.9        6,443.7
                                                                 -----------    -----------

TOTAL ASSETS                                                     $  20,216.5    $  14,073.4
                                                                 ===========    ===========

                 See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                             DECEMBER 31,
                                                                    -------------------------------
                                                                        1998                1997
                                                                    -----------          ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and other current liabilities                    $   1,517.5          $ 1,492.4
  Deferred income                                                       1,354.2            1,042.0
                                                                    -----------          ----------

Total current liabilities                                               2,871.7            2,534.4
                                                                    -----------          ----------

  Deferred income                                                         233.9              292.1
  Long-term debt                                                        3,362.9            1,246.0
  Deferred income taxes                                                    77.2               70.9
  Other non-current liabilities                                           125.3              110.3
                                                                    -----------          ----------

Total liabilities exclusive of liabilities under programs               6,671.0            4,253.7
                                                                    -----------          ----------

Liabilities under management and mortgage programs
  Debt                                                                  6,896.8            5,602.6
                                                                    -----------          ----------
  Deferred income taxes                                                   341.0              295.7
                                                                    -----------          ----------

Mandatorily redeemable preferred securities issued by subsidiary        1,472.1             --
                                                                    -----------          ----------
Commitments and contingencies (Note 18)

Shareholders' equity
  Preferred stock, $.01 par value - authorized 10 million shares;
    none issued and outstanding                                          --                 --
  Common stock, $.01 par value - authorized 2 billion shares;
    issued 860,551,783 and 838,333,800 shares                               8.6                8.4
Additional paid-in capital                                              3,863.4            3,085.0
  Retained earnings                                                     1,480.2              940.6
  Accumulated other comprehensive loss                                    (49.4)             (38.2)
  Treasury stock, at cost, 27,270,708 and 6,545,362 shares               (467.2)             (74.4)
                                                                    -----------          ----------

Total shareholders' equity                                              4,835.6            3,921.4
                                                                    -----------          ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $  20,216.5          $14,073.4
                                                                    ===========          ==========

          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)

                                                                                ACCUMULATED
                                COMMON STOCK       ADDITIONAL                      OTHER                      TOTAL
                             -----------------      PAID-IN      RETAINED      COMPREHENSIVE    TREASURY  SHAREHOLDERS'
                             SHARES     AMOUNT      CAPITAL      EARNINGS      INCOME (LOSS)     STOCK       EQUITY
                             ------     ------      -------      --------      -------------     -----       ------
BALANCE AT
JANUARY 1, 1996               725.2   $   7.3     $ 1,041.9       $ 905.1         $ (25.1)     $ (31.0)     $ 1,898.2
COMPREHENSIVE INCOME:
  Net income                     --        --            --         330.0              --           --
  Currency translation
    adjustment                   --        --            --            --            12.2           --
  Net unrealized gain
    on marketable
    securities                   --        --            --            --             6.5           --
TOTAL COMPREHENSIVE
  INCOME                         --        --            --            --              --           --
                                                                                                                348.7
Issuance of common
  stock                        63.3        .6       1,627.9            --              --           --        1,628.5
Exercise of stock
  options by payment
    of cash and
  common stock                 14.0        .1          74.6            --              --        (25.5)          49.2
Restricted stock
  issuance                      1.4                      --            --              --           --
Amortization of
  restricted stock               --        --           2.3            --              --           --            2.3
Tax benefit from
  exercise of stock
  options                        --        --          78.9            --              --           --           78.9
Cash dividends
  declared and other
  equity distributions           --        --            --         (41.3)             --           --          (41.3)
Adjustment to reflect
  change in fiscal
  years of pooled
  entities                       --        --           (.6)         (7.1)             --           --           (7.7)
Conversion of convertible
  notes                         3.8        .1          18.0            --              --           --           18.1
Purchase of common
  stock                          --        --            --            --              --        (19.2)         (19.2)
                            -------   -------      --------      --------          ------      -------      ---------
BALANCE AT
DECEMBER 31, 1996             807.7   $   8.1      $2,843.0      $1,186.7          $ (6.4)     $ (75.7)     $ 3,955.7


                   See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                                  (IN MILLIONS)

                                                                                ACCUMULATED
                                COMMON STOCK       ADDITIONAL                      OTHER                      TOTAL
                             -----------------      PAID-IN      RETAINED      COMPREHENSIVE    TREASURY  SHAREHOLDERS'
                             SHARES     AMOUNT      CAPITAL      EARNINGS      INCOME (LOSS)     STOCK       EQUITY
                             ------     ------      -------      --------      -------------     -----       ------
BALANCE AT
JANUARY 1, 1997              807.7      $ 8.1     $ 2,843.0      $ 1,186.7      $ (6.4)         $ (75.7)   $ 3,955.7
COMPREHENSIVE LOSS:
  Net loss                      --         --            --         (217.2)         --               --
  Currency translation
    adjustment                  --         --            --             --       (27.6)              --
  Net unrealized loss
    on marketable
    securities                  --         --            --             --        (4.2)              --
TOTAL COMPREHENSIVE
  LOSS                          --         --            --             --          --               --       (249.0)
Issuance of
  common stock                 6.2         --          46.3             --          --               --          46.3
Exercise of stock options
  by payment of cash
  and common stock            11.4         .1         132.8             --          --            (17.8)        115.1
Restricted stock
  issuance                      .2                       --             --          --               --
Amortization of
  restricted stock              --         --          28.5             --          --               --          28.5
Tax benefit from exercise
  of stock options              --         --          93.5             --          --               --          93.5
Cash dividends declared         --         --            --           (6.6)         --               --          (6.6)
Adjustment to reflect
  change in fiscal  year
  from Cendant Merger           --         --            --          (22.3)         --               --          (22.3)
Conversion of
  convertible notes           20.2         .2         150.9             --          --               --          151.1
Purchase of
  common stock                  --         --            --             --          --           (171.3)       (171.3)
Retirement of treasury
    stock                     (7.4)        --        (190.4)            --          --            190.4            --
Other                                      --         (19.6)            --          --               --         (19.6)
                           --------   --------     --------        --------   --------          --------     --------
BALANCE AT
DECEMBER 31, 1997            838.3      $ 8.4     $ 3,085.0        $ 940.6      $(38.2)         $ (74.4)     $ 3,921.4


          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                                  (IN MILLIONS)

                                                                                ACCUMULATED
                                COMMON STOCK       ADDITIONAL                      OTHER                      TOTAL
                             -----------------      PAID-IN      RETAINED      COMPREHENSIVE    TREASURY  SHAREHOLDERS'
                             SHARES     AMOUNT      CAPITAL      EARNINGS      INCOME (LOSS)     STOCK       EQUITY
                             ------     ------      -------      --------      -------------     -----       ------
BALANCE AT
JANUARY 1, 1998              838.3      $ 8.4     $ 3,085.0      $ 940.6         $ (38.2)      $ (74.4)      $3,921.4
COMPREHENSIVE INCOME:
  Net income                    --         --            --        539.6              --            --
  Currency translation
    adjustment                  --         --            --           --           (11.2)           --
TOTAL COMPREHENSIVE
  INCOME                        --         --            --           --              --            --          528.4
Exercise of stock options
  by payment of cash and
  common stock                16.4         .1         168.4           --              --          (.2)          168.3
Amortization of
  restricted stock              --         --            .7           --              --            --             .7
Tax benefit from exercise
  of stock options              --         --         147.3           --              --            --          147.3
Conversion of convertible
  notes                        5.9         .1         113.7           --              --            --          113.8
Purchase of common
  stock                         --         --            --           --              --        (257.7)        (257.7)
Mandatorily redeemable
  preferred securities
  issued by subsidiary          --         --         (65.7)          --              --            --          (65.7)
Common stock received as
    consideration in sale
    of discontinued
    operations                  --         --            --           --              --        (134.9)        (134.9)
Rights issuable                 --         --         350.0           --              --            --          350.0
Other                           --         --          64.0           --              --            --           64.0
                           -------      -----     ---------    ---------         --------      -------      ---------
BALANCE AT
DECEMBER 31, 1998            860.6      $ 8.6     $ 3,863.4    $ 1,480.2         $ (49.4)      $(467.2)     $ 4,835.6
                           =======      =====     =========    =========         ========      =======      =========

          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                         YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------
                                                                       1998        1997         1996
                                                                   -----------  -----------  ----------
OPERATING ACTIVITIES
Net income (loss)                                                  $     539.6  $    (217.2) $    330.0
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities from continuing operations:
(Income) loss from discontinued operations, net of tax                    25.0         26.8       (16.7)
Gain on sale of discontinued operations, net of tax                     (404.7)      --          --
Non cash charges:
   Litigation settlement                                                 351.0       --          --
   Extraordinary gain on sale of subsidiary, net of tax                 --            (26.4)     --
   Cumulative effect of accounting change, net of tax                   --            283.1      --
   Asset impairments and termination benefits                             62.5       --          --
   Merger-related costs and other unusual charges (credits)              (67.2)       704.1       109.4
Payments of merger-related costs and other unusual
  charge liabilities                                                    (158.2)      (317.7)      (61.3)
Depreciation and amortization                                            322.7        237.7       145.5
Membership acquisition costs                                            --           --          (512.1)
Amortization of membership costs                                        --           --           492.3
Proceeds from sales of trading securities                                136.1       --          --
Purchases of trading securities                                         (181.6)      --          --
Deferred income taxes                                                   (110.8)       (23.8)       68.8
Net change in assets and liabilities from continuing operations:
  Receivables                                                           (126.0)       (95.6)     (122.1)
  Deferred membership commission costs                                   (86.8)      --          --
  Income taxes receivable                                                (97.9)       (84.0)      (18.3)
  Accounts payable and other current liabilities                          95.9        (87.0)       14.3
  Deferred income                                                         82.3        134.0        43.9
  Other, net                                                             (54.1)       (54.9)       71.2
                                                                   -----------  -----------  ----------
NET CASH PROVIDED BY CONTINUING OPERATIONS EXCLUSIVE OF
  MANAGEMENT AND MORTGAGE PROGRAMS                                       327.8        479.1       544.9
                                                                   -----------  -----------  ----------

Management and mortgage programs:
  Depreciation and amortization                                        1,259.9      1,121.9     1,021.8
  Origination of mortgage loans                                      (26,571.6)   (12,216.5)   (8,292.6)
  Proceeds on sale and payments from mortgage loans
    held for sale                                                     25,791.9     11,828.5     8,219.3
                                                                   -----------  -----------  ----------
                                                                         480.2        733.9       948.5
                                                                   -----------  -----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF
  CONTINUING OPERATIONS                                                  808.0      1,213.0     1,493.4
                                                                   -----------  -----------  ----------

INVESTING ACTIVITIES
Property and equipment additions                                        (355.2)      (154.5)     (101.2)
Proceeds from sales of marketable securities                            --            506.1        72.4
Purchases of marketable securities                                      --           (458.1)     (125.6)
Investments                                                              (24.4)      (272.5)      (12.7)
Net assets acquired (net of cash acquired) and
  acquisition-related payments                                        (2,852.0)      (568.2)   (1,608.6)
Net proceeds from sale of subsidiary                                     314.8        224.0      --
Other, net                                                               106.5       (108.7)      (56.2)
                                                                   -----------  -----------  ----------

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS
  EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                       (2,810.3)      (831.9)   (1,831.9)
                                                                   -----------  -----------  ----------

                    See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (IN MILLIONS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------
                                                                       1998        1997        1996
                                                                    ----------  ----------  ----------
Management and mortgage programs:
  Investment in leases and leased vehicles                          $ (2,446.6) $ (2,068.8) $ (1,901.2)
  Payments received on investment in leases and leased vehicles          987.0       589.0       595.9
  Proceeds from sales and transfers of leases and leased vehicles
    to third parties                                                     182.7       186.4       162.8
  Equity advances on homes under management                           (6,484.1)   (6,844.5)   (4,308.0)
  Repayment on advances on homes under management                      6,624.9     6,862.6     4,348.9
  Additions to mortgage servicing rights                                (524.4)     (270.4)     (164.4)
  Proceeds from sales of mortgage servicing rights                       119.0        49.0         7.1
                                                                    ----------  ----------  ----------
                                                                      (1,541.5)   (1,496.7)   (1,258.9)
                                                                    ----------  ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS        (4,351.8)   (2,328.6)   (3,090.8)
                                                                    ----------  ----------  ----------

FINANCING ACTIVITIES
Proceeds from borrowings                                               4,808.3        66.7       459.1
Principal payments on borrowings                                      (2,595.9)     (174.0)       (3.5)
Issuance of convertible debt                                            --           543.2      --
Issuance of common stock                                                 171.0       132.2     1,223.8
Purchases of common stock                                               (257.7)     (171.3)      (19.2)
Proceeds from mandatorily redeemable preferred securities
  issued by subsidiary, net                                            1,446.7      --          --
Other, net                                                              --            (6.6)     (121.3)
                                                                    ----------  ----------  ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING
  OPERATIONS EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS             3,572.4       390.2     1,538.9
                                                                    ----------  ----------  ----------

Management and mortgage programs:
  Proceeds from debt issuance or borrowings                            4,300.0     2,816.3     1,656.0
  Principal payments on borrowings                                    (3,089.7)   (1,692.9)   (1,645.9)
  Net change in short-term borrowings                                    (93.1)     (613.5)      231.8
                                                                    ----------  ----------  ----------

                                                                       1,117.2       509.9       241.9
                                                                    ----------  ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING
  OPERATIONS                                                           4,689.6       900.1     1,780.8
                                                                    ----------  ----------  ----------

Effect of changes in exchange rates on cash and cash
  equivalents                                                            (16.4)       15.4       (46.2)

Cash provided by (used in) discontinued operations                      (187.7)     (181.0)       85.8
                                                                    ----------  ----------  ----------

Net increase (decrease) in cash and cash equivalents                     941.7      (381.1)      223.0

Cash and cash equivalents, beginning of period                            67.0       448.1       225.1
                                                                    ----------  ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  1,008.7  $     67.0  $    448.1
                                                                    ==========  ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments                                                 $    623.6  $    374.9  $    291.7
                                                                    ==========  ==========  ==========

  Income tax payments, net                                          $    (23.0) $    264.5  $     89.4
                                                                    ==========  ==========  ==========

                 See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND

   Cendant Corporation, together with its subsidiaries (the "Company"), is one of the foremost consumer and business services companies in the world. The Company was created through the merger (the "Cendant Merger") of HFS Incorporated ("HFS") and CUC International Inc. ("CUC") in December 1997, which was accounted for as a pooling of interests. Prior to the Cendant Merger, both HFS and CUC had grown significantly through mergers and acquisitions accounted for under both the pooling of interests method (the most significant being the merger of HFS with PHH Corporation ("PHH") in April 1997 (the "PHH Merger")) and purchase method of accounting (See Note
   4). The accompanying consolidated financial statements and notes hereto are presented as if all mergers and acquisitions accounted for as poolings of interests have operated as one entity since inception. The accompanying consolidated financial statements and notes set forth herein have been amended to reverse the classification of Entertainment Publications, Inc. ("EPub"), a company subsidiary, as a discontinued operation. In September 1999, the Company entered into a definitive agreement to sell EPub. However, the transaction was structured in a manner that precluded EPub from being classified as a discontinued operation (See Note 27 "Subsequent Events - Dispositions of Businesses Entertainment Publications, Inc."). Accordingly, the operating results of EPub have been reclassified from discontinued operations to continuing operations for all reporting periods presented. The amended consolidated financial statements presented herein are the Company's historical financial statements for the periods presented.

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

   NEW ACCOUNTING STANDARD
   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires the Company to record all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. If the derivative does not qualify as a hedging instrument, the change in the derivative fair values will be immediately recognized as a gain or loss in earnings. If the derivative does qualify as a hedging instrument, the gain or loss on the change in the derivative fair values will either be recognized (i) in earnings as offsets to the changes in the fair value of the related item being hedged or (ii) be deferred and recorded as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transactions occur. The Company has not yet determined what impact the adoption of SFAS No. 133 will have on its financial statements. Implementation of this standard has recently been delayed by the FASB for a 12-month period. The Company will now adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001.

   RECLASSIFICATIONS
   Certain reclassifications have been made to prior years' financial statements to conform to the presentation used in 1998.

3. EARNINGS PER SHARE

   Basic earnings per share ("EPS") are computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock, including the assumed exercise of stock options using the treasury method and convertible debt. At December 31, 1998, 38.0 million stock options outstanding with a weighted average exercise price of $29.58 per option were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock and therefore would be antidilutive. In addition, at December 31, 1998, the Company's 3% Convertible Subordinated Notes, convertible into 18.0 million shares of Company common stock were antidilutive and, therefore, excluded from the computation of diluted EPS. Basic and diluted EPS from continuing operations is calculated as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                             -------------------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                          1998         1997         1996
                                                             ---------     ---------     ---------
Income from continuing operations before extraordinary
  gain and cumulative effect of accounting change            $   159.9     $    66.3     $   313.3
Convertible debt interest - net of tax                          --            --               5.8
                                                             ---------     ---------     ---------
Income from continuing operations before extraordinary
   gain and cumulative effect of accounting change, as
   adjusted                                                  $   159.9     $    66.3     $   319.1
                                                             =========     =========     =========

Weighted average shares
  Basic                                                          848.4         811.2         757.4
  Potential dilution of common stock:
   Stock options                                                  32.0          40.5          40.1
   Convertible debt                                             --            --              24.1
                                                             ---------     ---------     ---------
  Diluted                                                        880.4         851.7         821.6
                                                             =========     =========     =========

EPS - continuing operations before extraordinary gain
   and cumulative effect of accounting change
  Basic                                                      $    0.19     $    0.08     $    0.41
                                                             =========     =========     =========
  Diluted                                                    $    0.18     $    0.08     $    0.39
                                                             =========     =========     =========


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

                                                                     1998
                                          ----------------------------------------------------------
                                                                           JACKSON
 (IN MILLIONS)                                NPC            HARPUR         HEWITT          OTHER
                                          ----------       ---------       ---------       ---------
  Cash paid                               $  1,637.7       $   206.1       $   476.3       $   563.9

  Fair value of identifiable net
   assets acquired (1)                         590.2            51.3            99.2           218.4
                                          ----------       ---------       ---------       ---------
  Goodwill                                $  1,047.5       $   154.8       $   377.1       $   345.5
                                          ==========       =========       =========       =========
  Goodwill benefit period (years)                40               40              40        25 to 40
                                          ==========       =========       =========       =========

                                                                     1996
                                         ------------------------------------------------------------------
  (IN MILLIONS)                                                                     COLDWELL
                                             1997           RCI          AVIS        BANKER       OTHER
                                         ----------     ---------     ---------     ---------     ---------
  Cash paid                              $    267.9     $   412.1     $   367.2     $   745.0     $   224.0
  Common stock issued                          21.6          75.0         338.4            --          52.5
  Notes issued                                  --            --          100.9            --          5.0
                                         ----------     ---------     ---------     ---------     ---------
  Total consideration                         289.5         487.1         806.5         745.0         281.5
  Fair value of identifiable net
   assets acquired (1)                        116.9           9.4         472.5         393.2          42.8
                                         ----------     ---------     ---------     ---------     ---------
  Goodwill                               $    172.6     $   477.7     $   334.0     $   351.8     $   238.7
                                         ==========     =========     =========     =========     =========
  Goodwill benefit period (years)          25 to 40            40            40            40      25 to 40
                                         ==========     =========     =========     =========     =========
  Number of shares issued as
   consideration                                0.9           2.4          11.1        --               2.5
                                         ==========     =========     =========     =========     =========

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

                                                           YEAR ENDED DECEMBER 31,
                                                     --------------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                  1998               1997
                                                     -----------          -----------
Net revenues                                         $   5,485.3          $   4,837.4
Income from continuing operations
  before extraordinary gain and
  cumulative effect of accounting change                   157.3                 57.7
Net income (loss) (1)                                      537.0               (225.8)(2)

Per share information:
Basic
 Income from continuing operations
   before extraordinary gain and
   cumulative effect of accounting change            $      0.19         $       0.07
  Net income (loss) (1)                              $      0.63         $      (0.28)
  Weighted average shares                                  848.4                811.2
Diluted
  Income from continuing operations
    before extraordinary gain and
    cumulative effect of accounting change           $      0.18         $       0.07
  Net income (loss) (1)                              $      0.61         $      (0.28)
  Weighted average shares                                  880.4                851.7

----------
(1) Includes gain on sale of discontinued operations, net of tax, of $404.7 million ($0.46 per diluted share) in 1998 and loss from discontinued operations, net of tax, of $25.0 million ($0.03 diluted share) and $26.8 million ($0.03 per diluted share), in 1998 and 1997, respectively.
(2) Includes an extraordinary gain, net of tax, of $26.4 million ($0.03 per diluted share) and the cumulative effect of a change in accounting, net of tax, of $283.1 million ($0.35 per diluted share).

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

   On January 12, 1999, the Company completed the sale of CDS for approximately $800.0 million in cash. The Company realized an after tax net gain on sale of $371.9 million. The Company recognized $197.8 million of such gain in 1998 substantially in the form of a tax benefit and corresponding deferred tax asset. The Company recognized this deferred tax asset upon executing the definitive agreement to sell CDS, which was when it became apparent to the Company that the deferred tax asset would be realized. The recognized gain is included in the gain on sale of discontinued operations in the consolidated statements of operations.

   Summarized financial data of discontinued operations are as follows:

   STATEMENT OF OPERATIONS DATA:
                                                               SOFTWARE
                                                  ----------------------------------
   (IN MILLIONS)                                        YEAR ENDED DECEMBER 31,
                                                  ----------------------------------
                                                    1998         1997        1996
                                                  ---------   ---------    ---------
   Net revenues                                   $   345.8   $   433.7    $   384.5
                                                  ---------   ---------    ---------

   Income (loss) before income taxes                  (57.3)       (5.9)        42.0
   Provision for (benefit from) income taxes          (22.9)        2.4         27.3
                                                  ----------  ---------    ---------
   Net income (loss)                              $   (34.4)  $    (8.3)   $    14.7
                                                  ==========  ==========   =========


                                                        CLASSIFIED ADVERTISING
                                                  --------------------------------
                                                        YEAR ENDED DECEMBER 31,
                                                  --------------------------------
                                                    1998         1997        1996
                                                  ---------   ---------    ---------
   Net revenues                                   $   202.4   $   208.5    $   126.4
                                                  ---------   ---------    ---------
   Income (loss) before income taxes
     and extraordinary loss                            16.9        (4.5)         3.7
   Provision for (benefit from) income taxes            7.5        (1.2)         1.7

   Extraordinary loss from early extinguishment of
     debt, net of a $4.9 million tax benefit              -       (15.2)           -
                                                  ---------   ----------   ---------
   Net income (loss)                              $     9.4   $   (18.5)   $     2.0
                                                  =========   ==========   =========


   The Company allocated $19.9 million and $5.0 million of interest expense to discontinued operations for the years ended December 31, 1998 and 1997, respectively. Such interest expense represents the cost of funds associated with businesses acquired by the discontinued business segments at an interest rate consistent with the Company's consolidated effective borrowing rate.

   BALANCE SHEET DATA:

                                                 SOFTWARE         CLASSIFIED ADVERTISING
                                           ---------------------    ---------------------
                                                DECEMBER 31,           DECEMBER 31,
   (IN MILLIONS)                              1998         1997              1997
                                           ----------   ---------   ---------------------
   Current assets                          $    284.9   $    209.1      $    58.6
   Goodwill                                     105.7         42.2          181.5
   Other assets                                  88.2         49.2           33.2
   Total liabilities                           (105.2)      (127.0)        (173.5)
                                          -----------  -----------     ----------
   Net assets of discontinued operations  $     373.6  $     173.5     $     99.8
                                          ===========  ===========     ==========


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

   The terms of the New PRIDES will be the same as the original PRIDES except that the conversion rate will be revised so that, at the time the Rights are distributed, each New PRIDES will have a value equal to $17.57 more than each original PRIDES, or, in the aggregate, approximately $351.0 million. Accordingly, the Company recorded a non-cash charge of $351.0 million in the fourth quarter of 1998 with an increase in additional paid-in capital and accrued liabilities of $350.0 million and $1.0 million, respectively, based on the prospective issuance of the Rights. The final agreement also requires the Company to offer to sell four million additional PRIDES (having identical terms to currently outstanding PRIDES) to holders of Rights for cash, at a value which will be based on the valuation model that was utilized to set the conversion rate of the New PRIDES. The offering of additional PRIDES will be made only pursuant to a prospectus filed with the SEC. The arrangement to offer additional PRIDES is designed to enhance the trading value of the Rights by removing up to six million Rights from circulation via exchanges associated with the offering and to enhance the open market liquidity of New

   PRIDES by creating four million New PRIDES via exchanges associated with the offering. If holders of Rights do not acquire all such PRIDES, they will be offered to the public. Under the settlement agreement, the Company also agreed to file a shelf registration statement for an additional 15 million special PRIDES, which could be issued by the Company at any time for cash. However, during the last 30 days prior to the expiration of the Rights in February 2001, the Company will be required to make these additional PRIDES available to holders of Rights at a price in cash equal to 105% of their theoretical value. The special PRIDES, if issued, would have the same terms as the currently outstanding PRIDES and could be used to exercise Rights. Based on an average market price of $17.53 per share of Company common stock (calculated based on the average closing price per share of Company common stock for the consecutive five-day period ended September 30, 1999), the effect of the issuance of the New PRIDES will be to distribute approximately 19 million more shares of Company common stock when the mandatory purchase of Company common stock associated with the PRIDES occurs in February 2001.

   On June 15, 1999, the United States District Court for the District of New Jersey entered an order and judgment approving the settlement described above and awarding fees to counsel to the class. One objector, who objected to a portion of the settlement notice concerning fees to be sought by counsel to the class has filed an appeal to the U.S. Court of Appeals for the Third Circuit from the District Court order approving the settlement and awarding fees to counsel to the class. Although under the settlement the Rights are required to be distributed following the conclusion of court proceedings, including appeals, the Company believes that the appeal is without merit. As a result, the Company presently intends to distribute the Rights in October 1999 after the effectiveness of the registration statement filed with the SEC covering the New PRIDES.

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

   FINANCING COSTS
   In connection with the Company's discovery and announcement of accounting irregularities on April 15, 1998 and the corresponding lack of audited financial statements, the Company was temporarily prohibited from accessing public debt markets. As a result, the Company paid $27.9 million in fees associated with waivers and various financing arrangements. Additionally, during 1998, the Company exercised its option to redeem its 4-3/4% Convertible Senior Notes (the "4-3/4% Notes") (see Note 13 -- Long-Term Debt
   - 4-3/4% Convertible Senior Notes). At such time, the Company anticipated that all holders of the 4-3/4% Notes would elect to convert the 4- 3/4% Notes to Company common stock. However, at the time of redemption, holders of the 4-3/4% Notes elected not to convert the 4-3/4% Notes to Company common stock and as a result, the Company redeemed such notes at a premium. Accordingly, the Company recorded a $7.2 million loss on early extinguishment of debt.

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

                                                                                    1998 ACTIVITY
                                NET 1997                    BALANCE AT   ------------------------------------   BALANCE AT
                                UNUSUAL         1997        DECEMBER 31,   CASH           NON                  DECEMBER 31,
(IN MILLIONS)                   CHARGES      REDUCTIONS        1997       PAYMENTS        CASH     ADJUSTMENTS    1998
                               ---------      --------      ---------    ---------     ---------    -------    ---------
Professional fees              $   123.3     $   (72.6)     $    50.7    $   (38.2)    $      --    $ (10.9)   $     1.6
Personnel related                  324.8        (156.3)         168.5        (75.3)           --      (23.0)        70.2
Business terminations              133.9        (130.0)           3.9         (1.2)          6.1       (7.1)         1.7
Facility related and other         156.0        (105.6)          50.4        (15.7)          2.1      (26.7)        10.1
                               ---------      --------      ---------    ---------     ---------    -------    ---------
Total Unusual Charges          $   738.0      $ (464.5)     $   273.5    $  (130.4)    $     8.2    $ (67.7)   $    83.6


Reclassification for
 discontinued operations           (33.9)         33.9             --           --            --         --           --
                               ---------      --------      ---------    ---------     ---------    -------    ---------
Total Unusual Charges
 related to continuing
 operations                    $   704.1      $  430.6      $  273.5     $  (130.4)    $     8.2    $ (67.7)   $    83.6
                               =========      ========      =========    =========     =========    =======    =========

                                                                                    1998 ACTIVITY
                                NET 1997                    BALANCE AT   ------------------------------------   BALANCE AT
                                UNUSUAL         1997        DECEMBER 31,   CASH           NON                  DECEMBER 31,
(IN MILLIONS)                   CHARGES      REDUCTIONS        1997       PAYMENTS        CASH     ADJUSTMENTS    1998
                               ---------      --------      ---------    ---------     ---------    -------    ---------
Fourth Quarter 1997
  Charge                       $   454.9     $  (257.5)     $   197.4    $  (102.6)    $     0.5    $ (28.1)   $    67.2
Second Quarter 1997
  Charge                           283.1        (207.0)          76.1        (27.8)          7.7      (39.6)        16.4
                               ---------      --------      ---------    ---------     ---------    -------    ---------
Total Unusual Charges          $   738.0      $ (464.5)     $   273.5    $  (130.4)    $     8.2    $ (67.7)   $    83.6

Reclassification for
  discontinued operations          (33.9)         33.9             --           --            --         --           --
                               ---------      --------      ---------    ---------     ---------    -------    ---------
Total Unusual Charges
  related to continuing
  operations                   $   704.1      $ (430.6)     $   273.5    $  (130.4)    $     8.2    $ (67.7)   $    83.6
                               =========      ========      =========    =========     =========    =======    =========


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


                               1996                            BALANCE AT                           BALANCE AT
                              UNUSUAL           1997           DECEMBER 31,          1998          DECEMBER 31,
    (IN MILLIONS)             CHARGES        REDUCTIONS            1997            REDUCTIONS         1998
                           -----------     --------------     -------------      -------------    -------------
Professional fees           $   27.5           $ (27.5)          $    --          $    --           $    --
Personnel related                7.5              (7.5)               --               --                --
Facility related                12.4             (10.4)              2.0             (2.0)               --
Litigation related              80.4             (14.4)             66.0            (25.0)             41.0
Other                            6.5              (6.2)               .3             (0.3)               --
                            --------           -------           -------          -------           -------
Total Unusual Charges          134.3             (66.0)             68.3            (27.3)             41.0
Reclassification for
  discontinued operations      (24.9)             24.9                --               --                --
                            --------           -------           -------          -------           -------
Total Unusual Charges
  related to continuing
  operations                $  109.4           $ (41.1)          $  68.3          $ (27.3)          $  41.0
                            --------           -------           -------          -------           -------


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

7. PROPERTY AND EQUIPMENT - NET

Property and equipment - net consisted of:

                                                    ESTIMATED              DECEMBER 31,
                                                   USEFUL LIVES  -------------------------
(IN MILLIONS)                                       IN YEARS         1998          1997
                                                   -----------   -----------    ----------
Land                                                    -        $     153.4    $       8.4
Building and leasehold improvements                   5 - 50           751.9          224.4
Furniture, fixtures and equipment                     3 - 10         1,018.1          632.1
                                                                 -----------    -----------
                                                                     1,923.4          864.9
Less accumulated depreciation and amortization                         490.6          320.2
                                                                 -----------    -----------

                                                                 $   1,432.8    $     544.7
                                                                 ===========    ===========

8. OTHER INTANGIBLES - NET

   Other intangibles - net consisted of:

                                                 ESTIMATED             DECEMBER 31,
                                              BENEFIT PERIODS -------------------------
   (IN MILLIONS)                                 IN YEARS         1998          1997
                                                -----------   -----------    ----------
   Avis trademark                                      40     $     402.0    $     402.0
   Other trademarks                                    40           170.9           72.5
   Customer lists                                    3-10           162.7          116.8
   Other                                             2-16           138.6          123.6
                                                              -----------    -----------
                                                                    874.2          714.9
   Less accumulated amortization                                    117.1           90.6
                                                              -----------    -----------
                                                              $     757.1    $     624.3
                                                              ===========    ===========

   Other intangibles are recorded at their estimated fair values at the dates acquired and are amortized on a straight-line basis over the periods to be benefited.

9. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

   Accounts payable and other current liabilities consisted of:

                                                               DECEMBER 31,
                                                     -------------------------
   (IN MILLIONS)                                         1998          1997
                                                     -----------    ----------
   Accounts payable                                  $     456.0    $     479.5
   Merger and acquisition obligations                      152.7          359.0
   Accrued payroll and related                             208.0          187.3
   Advances from relocation clients                         60.3           57.2
   Other                                                   640.5          409.4
                                                     -----------    -----------
                                                     $   1,517.5    $   1,492.4
                                                     ===========    ===========

10. NET INVESTMENT IN LEASES AND LEASED VEHICLES

    Net investment in leases and leased vehicles consisted of:

                                                             DECEMBER 31,
                                                      -------------------------
    (IN MILLIONS)                                         1998          1997
                                                      -----------    ----------
    Vehicles under open-end operating leases          $   2,725.6    $   2,640.1
    Vehicles under closed-end operating leases              822.1          577.2
    Direct financing leases                                 252.4          440.8
    Accrued interest on leases                                1.0            1.0
                                                      -----------    -----------
                                                      $   3,801.1    $   3,659.1
                                                      ===========    ===========

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

    Gross leasing revenues, which are included in fleet leasing in the consolidated statements of operations, consist of:

                                                      YEAR ENDED DECEMBER 31,
                                                --------------------------------
   (IN MILLIONS)                                  1998         1997      1996
                                                ---------   ---------  ---------
   Operating leases                             $ 1,330.3   $ 1,222.9  $ 1,145.8
   Direct financing leases, primarily interest       37.8        41.8       43.3
                                                ---------   ---------  ---------
                                                $ 1,368.1   $ 1,264.7  $ 1,189.1
                                                =========   =========  =========

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

12. MORTGAGE SERVICING RIGHTS

    Capitalized mortgage servicing rights ("MSRs") activity was as follows:


    (IN MILLIONS)                                    MSRS       ALLOWANCE       TOTAL
                                                   ----------  ---------    ----------
    BALANCE, JANUARY 1, 1996                       $   192.8   $    (1.4)   $   191.4
    Less:  PHH activity for January 1996
      to reflect change in PHH fiscal year             (14.0)         .2        (13.8)
    Additions to MSRs                                  164.4           -        164.4
    Amortization                                       (51.8)          -        (51.8)
    Write-down/provision                                   -          .6           .6
    Sales                                               (1.9)          -         (1.9)
                                                   ----------  ---------    ----------

    BALANCE, DECEMBER 31, 1996                         289.5         (.6)       288.9
    Additions to MSRs                                  251.8           -        251.8
    Amortization                                       (95.6)          -        (95.6)
    Write-down/provision                                   -        (4.1)        (4.1)
    Sales                                              (33.1)          -        (33.1)
    Deferred hedge, net                                 18.6           -         18.6
    Reclassification of mortgage-related securities    (53.5)          -        (53.5)
    BALANCE, DECEMBER 31, 1997                         377.7        (4.7)       373.0
    Additions to MSRs                                  475.2           -        475.2
    Additions to hedge                                  49.2           -         49.2
    Amortization                                       (82.5)          -        (82.5)
    Write-down/provision                                 -           4.7          4.7
    Sales                                              (99.1)          -        (99.1)
    Deferred hedge, net                                (84.8)          -        (84.8)
                                                   ----------  ---------    ----------
    BALANCE, DECEMBER 31, 1998                     $   635.7   $       -    $   635.7
                                                   =========   =========    =========


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

13. LONG-TERM DEBT

     Long-term debt consisted of:
                                                    DECEMBER 31,
                                             --------------------------
     (IN MILLIONS)                               1998          1997
                                             -----------    -----------
     Term Loan Facility                      $   1,250.0     $      -
     Revolving Credit Facilities                     -            276.0
     7 1/2% Senior Notes                           399.7            -
     7 3/4% Senior Notes                         1,148.0            -
     3% Convertible Subordinated Notes             545.4          543.2
     4 3/4% Convertible Senior Notes                 -            240.0
     Other                                          24.9           39.2
                                              -----------    -----------
                                                 3,368.0        1,248.3
     Less current portion                            5.1            2.3
                                              -----------    -----------
                                              $  3,362.9     $  1,246.0
                                              ===========    ===========

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

    7 1/2% AND 7 3/4% SENIOR NOTES

    The Company filed a shelf registration statement with the SEC, effective November 1998, which provided for the aggregate issuance of up to $3.0 billion of debt and equity securities. Pursuant to such registration statement, the Company issued $1.55 billion of Senior Notes (the "Notes") in two traunches consisting of $400.0 million principal amount of 7 1/2% Senior Notes due December 1, 2000 and $1.15 billion principal amount of 7 3/4% Senior Notes due December 1, 2003. Interest on the Notes will be payable on June 1 and December 1 each year, beginning on June 1, 1999. The Notes may be redeemed, in whole or in part, at any time at the option of the Company at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (i) the face value of the notes or (ii) the sum of the present values of the remaining scheduled payments discounted at the treasury rate plus a spread defined in the indenture. Net proceeds from the offering were used to repay a portion of the Company's Term Loan Facility and for general corporate purposes, which included the repurchase of Company common stock.

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

    DEBT MATURITIES
    Aggregate maturities of debt for each of the next five years commencing in 1999 are as follows:

      (IN MILLIONS)
      YEAR                                              AMOUNT
      ----                                            ---------
      1999                                            $     5.1
      2000                                                403.3
      2001                                              1,250.3
      2002                                                545.4
      2003                                              1,148.0
      Thereafter                                           15.9
                                                      ---------
                                                      $ 3,368.0
                                                      =========

14. LIABILITIES UNDER MANAGEMENT AND MORTGAGE PROGRAMS

    Borrowings to fund assets under management and mortgage programs consisted of:

                                                            DECEMBER 31,
                                                   -------------------------
    (IN MILLIONS)                                      1998          1997
                                                   -----------    ----------
    Commercial paper                               $   2,484.4    $   2,577.5
    Medium-term notes                                  2,337.9        2,747.8
    Securitized obligations                            1,901.5            -
    Other                                                173.0          277.3
                                                   -----------    -----------
                                                   $   6,896.8    $   5,602.6
                                                   ===========    ===========

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

    The Company also maintains an asset securitization agreement with a separate unaffiliated buyer, which has a purchase commitment up to a limit of $350.0 million. The terms of this agreement are similar to the aforementioned facility with the Company retaining the servicing rights on the right of payment. At December 31, 1998, the Company was servicing $171.0 million of assets eligible for purchase under this agreement. This facility matured and approximately $85.0 million was repaid on October 5, 1999.

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



      (IN MILLIONS)                 ASSETS UNDER MANAGEMENT        LIABILITIES UNDER MANAGEMENT
      YEARS                          AND MORTGAGE PROGRAMS         AND MORTGAGE PROGRAMS (1)
      -----                     -----------------------------   ------------------------------
      1999                             $   4,882.0                       $   4,451.7
      2000                                 1,355.9                           1,342.2
      2001                                   668.6                             659.0
      2002                                   289.0                             263.1
      2003                                   168.3                             142.0
      2004-2008                              148.1                              38.8
                                       -----------                       -----------
                                       $   7,511.9                       $   6,896.8
                                       ===========                       ===========

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

      1998
                                                                                  WEIGHTED
                                         NOTIONAL           WEIGHTED AVERAGE     AVERAGE              SWAP
      (DOLLARS IN MILLIONS)               AMOUNT             RECEIVE RATE        PAY RATE          MATURITIES
                                        ----------         -------------------  -----------       --------------
      Commercial paper                  $    355.2               4.92%              5.84%            1999-2006
      Medium-term notes                      931.0               5.27%              5.04%            1999-2000
      Canada commercial paper                 89.8               5.52%              5.27%            1999-2002
      Sterling liabilities                   662.3               6.26%              6.62%            1999-2002
      Deutsche mark liabilities               31.9               3.24%              4.28%            1999-2001
                                        ----------
                                        $  2,070.2
                                        ==========


      1997
                                                                                  WEIGHTED
                                         NOTIONAL           WEIGHTED AVERAGE     AVERAGE              SWAP
      (DOLLARS IN MILLIONS)               AMOUNT             RECEIVE RATE        PAY RATE          MATURITIES
                                        ----------         -------------------  -----------       --------------
      Commercial paper                  $    355.7               5.68%              6.26%             1999-2004
      Medium-term notes                    1,551.0               5.93%              5.73%             1999-2000
      Canada commercial paper                142.8               4.93%              4.95%             1999-2002
      Sterling liabilities                   491.5               7.21%              7.69%             1999-2002
      Deutsche mark liabilities                9.1               3.76%              5.34%             1999-2001
                                        ----------
                                        $  2,550.1
                                        ==========


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

The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                                       1998                                     1997
                                 -------------------------------------------   -----------------------------------------
                                     NOTIONAL/                    ESTIMATED     NOTIONAL/     ESTIMATED
                                     CONTRACT      CARRYING         FAIR         CONTRACT     CARRYING         FAIR
(IN MILLIONS)                         AMOUNT        AMOUNT          VALUE         AMOUNT       AMOUNT          VALUE
ASSETS

    Marketable securities             $   --     $  220.8         $ 220.8         $   --       $  65.2        $  65.2
    Investment in mortgage
      securities                          --         46.2            46.2             --          48.0           48.0
-------------------------------------------------------------------------------------------------------------------------
ASSETS UNDER MANAGEMENT AND
MORTGAGE PROGRAMS
  Relocation receivables                  --        659.1           659.1             --         775.3          775.3
  Mortgage loans held for sale            --      2,416.0         2,462.7             --       1,636.3        1,668.1
  Mortgage servicing rights               --        635.7           787.7             --         373.0          394.6
-------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                            --      3,362.9         3,351.1             --       1,246.0        1,468.3
-------------------------------------------------------------------------------------------------------------------------
OFF BALANCE SHEET DERIVATIVES
RELATING TO LONG-TERM DEBT
  Foreign exchange forwards              1.1           --              --            5.5            --             --
OTHER OFF BALANCE SHEET DERIVATIVES
  Foreign exchange forwards             47.6           --              --          102.7            --             --
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES UNDER MANAGEMENT
AND MORTGAGE PROGRAMS
  Debt                                    --      6,896.8         6,895.0             --       5,602.6        5,604.2
-------------------------------------------------------------------------------------------------------------------------
MANDATORILY REDEEMABLE PREFERRED
SECURITIES ISSUED BY SUBSIDIARY           --      1,472.1         1,333.2             --            --             --
-------------------------------------------------------------------------------------------------------------------------
OFF BALANCE SHEET DERIVATIVES
RELATING TO LIABILITIES UNDER
MANAGEMENT AND MORTGAGE
PROGRAMS
  Interest rate swaps                2,070.2           --              --        2,550.1            --            --
   in a gain position                                  --             7.8                           --           5.6
   in a loss position                                  --           (11.5)                          --          (3.9)
  Foreign exchange forwards            349.3           --             0.1          409.8            --           2.5
-------------------------------------------------------------------------------------------------------------------------
MORTGAGE-RELATED POSITIONS
  Forward delivery
    commitments (a)                  5,057.0          2.9            (3.5)       2,582.5          19.4         (16.2)
  Option contracts to sell (a)         700.8          8.5             3.7          290.0            .5            --
  Option contracts to buy (a)          948.0          5.0             1.0          705.0           1.1           4.4
  Commitments to fund
   mortgages                         3,154.6           --            35.0        1,861.7            --          19.7
  Constant maturity treasury
    floors (b)                       3,670.0         43.8            84.0          825.0          12.5          17.1
  Interest rate swaps (b)              775.0                                       175.0
   in a gain position                                  --            34.6                           --           1.3
   in a loss position                                  --            (1.2)                          --            --
  Treasury futures (b)                 151.0           --            (0.7)         331.5            --           4.8
  Principal only swaps (b)              66.3           --             3.1             --            --            --

----------------
(a) Carrying amounts and gains (losses) on these mortgage-related positions are already included in the determination of respective carrying amounts and fair values of mortgage loans held for sale. Forward delivery commitments are used to manage price risk on sale of all mortgage loans to end investors including loans held by an unaffiliated buyer as described in Note 11. (a)

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

    Future minimum lease payments required under noncancelable operating leases as of December 31, 1998 are as follows:


      (IN MILLIONS)
      YEAR                                           AMOUNT
      ----                                         -----------
      1999                                         $     122.9
      2000                                               109.3
      2001                                                93.6
      2002                                                69.5
      2003                                                55.5
      Thereafter                                         139.4
                                                   -----------
                                                   $     590.2
                                                   ===========

    LITIGATION
    Accounting Irregularities. On April 15, 1998, the Company publicly announced that it discovered accounting irregularities in the former business units of CUC. Such discovery prompted investigations into such matters by the Company and the Audit Committee of the Company's Board of Directors. As a result of the findings from the investigations, the Company restated its previously reported financial results for 1997, 1996 and 1995. Since the April 15, 1998 announcement, 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on the Company's behalf and several individual lawsuits and arbitration proceedings have been commenced in various courts and other forums against the Company and other defendants by or on behalf of persons claiming to have purchased or otherwise acquired securities or options issued by CUC or the Company between May 1995 and August 1998. The Court has ordered consolidation of many of the actions.

    In addition, in October 1998, an action claiming to be a class action was filed against the Company and four of the Company's former officers and directors by persons claiming to have purchased American Bankers' stock between January and October 1998. The complaint claimed that the Company made false and misleading public announcements and filings with the SEC in connection with the Company's proposed acquisition of American Bankers allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and that the plaintiff and the alleged class members purchased American Bankers' securities in reliance on these public announcements and filings at inflated prices. On April 30, 1999, the United States District Court for New Jersey found that the class action failed to state a claim upon which relief could be granted and, accordingly, dismissed the complaint. The plaintiff has appealed the District Court's findings to the U.S. Court of Appeals for the Third Circuit as such appeal is pending.

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

    The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the investigations, the Company made all adjustments considered necessary which are reflected in its restated financial statements. Although the Company can provide no assurances that additional adjustments will not be necessary as a result of these government investigations, the Company does not expect that additional adjustments will be necessary.

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

19.   INCOME TAXES

      The income tax provision consists of:
                                                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------
      (IN MILLIONS)                           1998         1997        1996
                                            ---------   ---------    ---------
      Current
        Federal                             $  (159.4)  $   155.1    $   101.1
        State                                     0.7        24.4         13.3
        Foreign                                  56.5        28.5         18.1
                                            ---------   ---------    ---------
                                               (102.2)      208.0        132.5
                                            ----------  ---------    ---------
      Deferred
        Federal                                 176.1       (16.8)        70.4
        State                                    29.5        (3.4)        16.5
        Foreign                                   1.1         3.2          0.8
                                            ---------   ---------    ---------
                                                206.7       (17.0)        87.7
                                            ---------   ----------   ---------
      Provision for income taxes            $   104.5   $   191.0    $   220.2
                                            =========   =========    =========

      Net deferred income tax assets and liabilities are comprised of the following:

                                                            DECEMBER 31,
                                                       ----------------------
      (IN MILLIONS)                                       1998        1997
                                                       ---------    ---------
      CURRENT NET DEFERRED INCOME TAXES
        Merger and acquisition-related liabilities     $    52.8    $   102.9
        Accrued liabilities and deferred income            323.1        225.8
        Excess tax basis on assets held for sale           190.0          -
        Insurance retention refund                         (21.2)       (19.3)
        Provision for doubtful accounts                     13.8          4.0
        Franchise acquisition costs                         (6.9)        (2.6)
        Deferred membership acquisition costs                2.6          8.6
        Other                                              (87.6)        (7.5)
                                                       ----------   ----------
      Current net deferred tax asset                   $   466.6    $   311.9
                                                       =========    =========

                                                            DECEMBER 31,
                                                       -----------------------
      (IN MILLIONS)                                       1998        1997
                                                       ---------    ---------
      NON-CURRENT NET DEFERRED INCOME TAXES
        Depreciation and amortization                  $  (296.7)   $  (277.1)
        Deductible goodwill - taxable poolings              49.3         44.2
        Merger and acquisition-related liabilities          25.8         35.0
        Accrued liabilities and deferred income             63.9         66.9
        Acquired net operating loss carryforward            83.5         59.9
        Other                                               (3.0)         0.2
                                                       ----------   ---------
      Non-current net deferred tax liability           $   (77.2)   $   (70.9)
                                                       ==========   ==========

                                                                      DECEMBER 31,
                                                                 ----------------------
      (IN MILLIONS)                                                 1998        1997
                                                                 ---------    ---------
      MANAGEMENT AND MORTGAGE PROGRAM DEFERRED INCOME TAXES
        Depreciation                                             $  (121.3)   $  (233.1)
        Unamortized mortgage servicing rights                       (248.0)       (74.6)
        Accrued liabilities                                           25.8          9.5
        Alternative minimum tax carryforwards                          2.5          2.5
                                                                 ---------    ---------
        Net deferred tax liabilities under management and
         mortgage programs                                       $  (341.0)   $  (295.7)
                                                                 ==========   ==========


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

    The Company's effective income tax rate for continuing operations differs from the federal statutory rate as follows:


                                                                  YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                               1998       1997      1996
                                                            ---------  ---------  ---------
      Federal statutory rate                                   35.0%    35.0%      35.0%
      State income taxes net of federal benefit                 6.2%     5.3%       3.6%
      Non-deductible merger-related costs                        -      29.1%         -
      Amortization of non-deductible goodwill                   5.9%     4.3%       1.5%
      Foreign taxes differential                               (8.0%)     .3%        .5%
      Recognition of excess tax basis on assets
          held for sale                                        (2.7%)      -          -
      Other                                                    (3.2%)     .3%        .6%
                                                            ---------  ---------  ---------
                                                               33.2%    74.3%      41.2%
                                                            =========  =========  =========

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

    The table below summarizes the annual activity of the Company's stock option plans:

                                                                    WEIGHTED
                                                      OPTIONS    AVG. EXERCISE
    (Shares in millions)                            OUTSTANDING     PRICE
                                                    -----------  -----------
    BALANCE AT DECEMBER 31, 1995                         98.7    $     7.21
      Granted                                            36.1         22.14
      Canceled                                           (2.8)        18.48
      Exercised                                         (14.0)         5.77
                                                    ----------

    BALANCE AT DECEMBER 31, 1996                        118.0         11.68
      Granted                                            78.8         27.94
      Canceled                                           (6.4)        27.29
      Exercised                                         (14.0)         7.20
      PHH conversion (1)                                 (4.4)            -
                                                    ----------

    BALANCE AT DECEMBER 31, 1997                        172.0         18.66
      Granted
       Equal to fair market value                        83.8         19.16
       Greater than fair market value                    20.8         17.13
      Canceled                                          (81.8)        29.36
      Exercised                                         (17.0)        10.01
                                                    ----------
    BALANCE AT DECEMBER 31, 1998                         177.8        14.64
                                                    ==========

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

    Had the Company elected to recognize compensation cost for its stock option plans based on the calculated fair value at the grant dates for awards under such plans, consistent with the method prescribed by SFAS No.123, net income
    (loss) per share would have reflected the pro forma amounts indicated below:

                                                    YEAR ENDED DECEMBER 31,
                                             ----------------------------------
    (IN MILLIONS, EXCEPT PER SHARE DATA)      1998         1997          1996
                                             -------     --------      --------
      Net income (loss)
        as reported                          $ 539.6     $ (217.2)     $ 330.0
        pro forma                              392.9       (663.9)(2)    245.1
      Net income (loss) per share:
      Basic
        as reported                          $   .64     $   (.27)     $   .44
        pro forma (1)                            .46         (.82)(2)      .32
      Diluted
        as reported                              .61         (.27)         .41
        pro forma (1)                            .46         (.82)(2)      .31

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

     The fair values of the stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 1998, 1997 and 1996:


                                                             CUC       HFS        PHH
                                                            PLANS     PLANS      PLANS
                                      1998       1997       -----     1996       -----
                                    --------   ---------    --------------------------
      Dividend yield                   -          -          -         -          2.8%
      Expected volatility             55.0%      32.5%      28.0%     37.5%      21.5%
      Risk-free interest rate          4.9%       5.6%       6.3%      6.4%       6.5%
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

      The tables below summarize information regarding Company stock options outstanding and exercisable as of December 31, 1998:



                                        OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                 -----------------------------------    ------------------------
                                            WEIGHTED AVG.  WEIGHTED                    WEIGHTED
                                             REMAINING     AVERAGE                     AVERAGE
                                            CONTRACTUAL    EXERCISE                    EXERCISE
      RANGE OF EXERCISE PRICES    SHARES       LIFE         PRICE        SHARES          PRICE
      ------------------------   --------   -----------    ---------    ---------      ---------
      $.01 to $10.00                89.6          6.8      $   7.40        50.5        $   5.56
      $10.01 to $20.00              38.6          7.5         15.44        17.3           14.52
      $20.01 to $30.00              27.3          7.9         23.02        20.8           23.09
      $30.01 to $40.00              22.3          8.8         32.03        14.8           31.83
                                 -------                                ---------
                                   177.8          7.4         14.64       103.4           14.34
                                 =======                                =========

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

      In November 1998, the Board of Directors authorized a $1.0 billion common share repurchase program. As of December 31, 1998, the Company had repurchased 13.4 million shares costing $257.7 million. The Company has executed this program through open market purchases or privately negotiated transactions, subject to bank credit facility covenants and certain rating agency constraints. See Note 27 - Subsequent Events Share Repurchases.

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

      Franchising information at December 31 is as follows:

                                           1998 (1)        1997         1996
                                        ------------   -----------   -----------

      Franchised Units in Operation        22,471         18,876       18,535
      Backlog (Franchised units sold
       but not yet opened)                  2,063          1,547        1,061

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

      OTHER SERVICES
      In addition to the previously described business segments, the Company also derives revenues from providing a variety of other consumer and business products and services which include the Company's tax preparation services franchise, information technology services, car park facility services, vehicle emergency support and rescue services, discount coupon books, credit information services, financial products, published products, welcoming packages to new homeowners, value added-tax refund services to travelers and other consumer-related services.

SEGMENT INFORMATION (1)
(In millions)

YEAR ENDED DECEMBER 31, 1998

                                                                INDIVIDUAL      INSURANCE/
                                        TOTAL     TRAVEL (2)    MEMBERSHIP      WHOLESALE      RELOCATION
                                     ----------   ----------    ----------      ----------     ----------
    Net revenues                     $ 5,283.8    $ 1,063.3     $    929.1      $   544.0      $    444.0
    Adjusted EBITDA                    1,589.9        542.5          (57.8)         137.8           124.5
    Depreciation and amortization        322.7         88.3           23.7           14.0            16.7
    Segment assets                    19,842.9      2,761.6          839.0          371.5         1,130.3
    Capital expenditures                 355.2         79.0           28.4           16.6            69.6

                                     REAL ESTATE
                                      FRANCHISE     FLEET    MORTGAGE    OTHER SERVICES
                                     -----------   -------   ---------   --------------
    Net revenues                     $    455.8    $ 387.4   $  353.4     $  1,106.8
    Adjusted EBITDA                       348.6      173.8      187.6          132.9
    Depreciation and amortization          53.2       22.2        8.8           95.8
    Segment assets                      2,014.3    4,697.2    3,504.0        4,525.0
    Capital expenditures                    5.8       57.7       36.4           61.7

--------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997

                                                                  INDIVIDUAL     INSURANCE/
                                           TOTAL     TRAVEL (2)   MEMBERSHIP     WHOLESALE     RELOCATION
                                        ---------    ---------    ----------     ----------    ----------
    Net revenues                        $ 4,240.0    $  971.6     $    778.7     $   482.7     $   401.6
    Adjusted EBITDA                       1,249.7       467.3            5.3         111.0          92.6
    Depreciation and amortization           237.7        81.9           17.8          11.0           8.1
    Segment assets                       13,800.1     2,601.5          840.6         357.0       1,008.7
    Capital expenditures                    154.5        36.5           12.1           5.6          23.0

                                     REAL ESTATE
                                      FRANCHISE     FLEET     MORTGAGE   OTHER SERVICES
                                     -----------   -------    --------   --------------
    Net revenues                     $   334.6     $ 324.1    $  179.2    $    767.5
    Adjusted EBITDA                      226.9       120.5        74.8         151.3
    Depreciation and amortization         43.6        16.3         5.1          53.9
    Segment assets                     1,827.1     4,125.8     2,233.3         806.1
    Capital expenditures                  12.6        24.3        16.2          24.2

--------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996

                                                             INDIVIDUAL    INSURANCE/
                                      TOTAL     TRAVEL (2)   MEMBERSHIP    WHOLESALE    RELOCATION
                                   ---------    ----------   ----------    ----------   ----------
    Net revenues                   $ 3,237.7    $  429.2     $    745.9    $  448.0     $    344.9
    Adjusted EBITDA                    802.7       189.5           43.2        99.0           65.5
    Depreciation and amortization      145.5        36.9           12.8        12.8           11.2
    Segment assets                  12,642.4     2,686.2          882.7       297.1        1,086.4
    Capital expenditures               101.2        20.8            8.9         5.2            9.1

                                     REAL ESTATE
                                      FRANCHISE      FLEET      MORTGAGE   OTHER SERVICES
                                     -----------   ---------    --------   --------------
    Net revenues                     $    236.3    $  293.5     $  127.7   $    612.2
    Adjusted EBITDA                       137.8        99.0         45.7        123.0
    Depreciation and amortization          27.3        17.6          4.4         22.5
    Segment assets                      1,295.5     3,991.1      1,742.4        661.0
    Capital expenditures                    9.9        15.3          9.9         22.1

------------
     (1) Segment data includes the financial results associated with acquisitions accounted for under the purchase method of accounting since the respective dates of acquisition as follows:

                                                              ACQUISITION
                   SEGMENT                 ACQUISITION             DATE
                --------------           -----------------    -------------
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

      Provided below is a reconciliation of total Adjusted EBITDA and total assets for reportable segments to the consolidated amounts.

                                                                         YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------
      (In millions)                                                  1998         1997         1996
                                                                 -----------    ---------   ----------
      Adjusted EBITDA for reportable segments                    $   1,589.9    $ 1,249.7   $   802.7
      Other charges
        Litigation settlement                                          351.0          -           -
        Termination of proposed acquisitions                           433.5          -           -
        Executive terminations                                          52.5          -           -
        Merger-related costs and other unusual charges (credits)       (67.2)       704.1       109.4
        Investigation-related costs                                     33.4          -           -
        Financing costs                                                 35.1          -           -
      Depreciation and amortization                                    322.7        237.7       145.5
      Interest, net                                                    113.9         50.6        14.3
                                                                 -----------    ---------   ----------
      Consolidated income from continuing operations before
        income taxes, minority interest, extraordinary gain and
        cumulative effect of accounting change                   $     315.0    $   257.3   $   533.5
                                                                 ===========    =========   ==========


                                                                          YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------
                                                                     1998         1997         1996
                                                                 -----------   -----------  ----------
      Total assets for reportable segments                       $  19,842.9   $ 13,800.1   $ 12,642.4
      Net assets of discontinued operations                            373.6        273.3        120.1
                                                                 -----------    ---------   ----------
      Consolidated total assets                                  $  20,216.5   $ 14,073.4   $ 12,762.5
                                                                 ===========    =========   ==========

      GEOGRAPHIC SEGMENT INFORMATION

      (In millions)                                           UNITED          UNITED         ALL OTHER
                                                 TOTAL        STATES          KINGDOM        COUNTRIES
                                             -----------    -----------     ----------      ----------
      1998
      Net revenues                           $   5,283.8    $   4,277.5     $    695.5      $   310.8
      Assets                                    20,216.5       16,251.0        3,706.5          259.0
      Long-lived assets                          1,432.8          645.9          767.8(1)        19.1
      1997
      Net revenues                           $   4,240.0    $   3,669.1     $    231.8      $   339.1
      Assets                                    14,073.4       12,749.2        1,014.7          309.5
      Long-lived assets                            544.7          477.6           49.1           18.0
      1996
      Net revenues                           $   3,237.7    $   2,947.3     $    133.7      $   156.7
      Assets                                    12,762.5       11,566.6          830.7          365.2
      Long-lived assets                            523.9          444.4           65.9           13.6

      ----------
     (1) Includes $691.0 million of property and equipment acquired in connection with the NPC acquisition.

     Geographic segment information is classified based on the geographic location of the subsidiary. Long-lived assets are comprised of property and equipment.

27.   SUBSEQUENT EVENTS

      A.  DISPOSITIONS OF BUSINESSES

         Pending disposition of Green Flag. On October 8, 1999, the Company entered into a definitive agreement to dispose of its Green Flag business unit for approximately $410 million in cash. The transaction, subject to customary regulatory approval in the United Kingdom ("UK"), is expected to be consummated in the fourth quarter of 1999. Green Flag is a roadside assistance organization based in the UK, which provides a wide range of emergency support and rescue services.

         North American Outdoor Group. On October 8, 1999, the Company completed the disposition of 94% of its North American Outdoor Group ("NAOG") business unit for approximately $140.0 million in cash and will retain approximately 6% of NAOG's equity in connection with the transaction. The sale of NAOG is expected to generate a pre-tax gain of approximately $107.0 million. Subsequent to consummation, the Company will account for its investment in NAOG using the cost method.

         Entertainment Publications, Inc. On April 21, 1999, (the "Measurement Date"), the Company announced that its Board of Directors approved management's plan to pursue the sale of its EPub business unit, a wholly-owned subsidiary of the Company. At such time, the Company had reclassified EPub to discontinued operations for all prior-reporting periods.

         On September 14, 1999, the Company entered into a definitive agreement to sell 84% of EPub for $325.0 million in cash and will retain approximately 16% of EPub's equity in connection with the transaction. In addition, the Company will have a designee on EPub's Board of Directors. The Company's original intention was to dispose of 100% of EPub. The transaction is subject to customary regulatory approvals and customary conditions and is expected to be consummated in the fourth quarter of 1999. The sale of EPub is expected to generate an after-tax gain of approximately $140.0 million.

         In connection with the Company's agreement to retain a minority voting interest in EPub and as a result of the Company's ability to exert significant influence over the operating and financial policies of EPub, the classification of EPub as a discontinued operation was reversed and, accordingly, EPub's operating results for all prior-reporting periods have been reclassified back to continuing operations. In addition, subsequent to the consummation of the transaction, the Company will account for its investment in EPub using the equity method.

         Global Refund Group. On August 24, 1999, the Company completed the sale of its Global Refund Group subsidiary ("Global Refund") for approximately $160.0 million in cash. Global Refund, formerly known as Europe Tax Free Shopping, is the world's largest value-added tax refund services company.

         Fleet. On June 30, 1999, the Company completed the disposition of its fleet business segment ("fleet segment" or "fleet businesses"), which included PHH Vehicle Management Services Corporation, Wright Express Corporation, The Harpur Group, Ltd., and other subsidiaries pursuant to an agreement between PHH Corporation ("PHH"), a wholly-owned subsidiary of the Company, and Avis Rent A Car, Inc. ("ARAC"). Pursuant to the agreement, ARAC acquired net assets of the fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360.0 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation ("Avis Fleet"), a wholly-owned subsidiary of ARAC. The transaction followed a competitive bidding process. Coincident to the closing of the transaction, ARAC refinanced the assumed debt under management programs which was payable to the Company.

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

         The Company realized a net gain on the disposition of $881.4 million ($865.7 million, after tax. The realized gain is net of approximately $90.0 million of transaction costs. The Company deferred the portion of the realized net gain which was equivalent to its common equity ownership percentage in ARAC at the time of closing. The fleet segment disposition was structured in accordance with applicable tax law to be treated as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. Should the transaction be deemed taxable, the resultant tax liability could be material.

         Other Businesses. During 1999, the Company completed the dispositions of certain other businesses, including Central Credit, Inc., Spark Services, Inc., Match.com, National Leisure Group, National Library of Poetry and Essex Corporation. Aggregate consideration received on the dispositions of such businesses was comprised of $110.3 million in cash and $43.3 million of common stock. The Company realized a net gain of $47.5 million ($27.2 million, after tax) on the dispositions of such businesses.

    B.   INVESTMENT IN NETMARKET, INC.

         On September 15, 1999, Netmarket, Inc. ("NGI") began operations as an independent company that will pursue the development of interactive businesses formerly within the Company's direct marketing division. NGI will own, operate, develop and expand the on-line membership businesses, which collectively have 1.3 million on-line members. Prior to September 15, 1999, the Company's ownership of NGI was restructured into common stock and preferred stock interests. On September 15, 1999, the Company donated NGI's outstanding common stock to a charitable trust, and NGI issued additional shares of its common stock to certain of its marketing partners. Accordingly, as a result of the change in ownership of NGI's common stock from the Company to independent third parties, NGI's operating results will no longer be included in the Company's consolidated financial statements. The Company retained an ownership of convertible preferred stock of NGI, which is ultimately exchangeable, at the Company's option, into 78% of NGI's diluted common shares. Subsequent to the Company's contribution of NGI's common stock to the trust, the Company provided a development advance of $77.0 million to NGI which is contingently repayable to the Company if certain financial targets related to NGI are achieved. The Company recorded a charge, inclusive of transaction costs, of $85.0 million ($48.0 million, after tax), during the third quarter of 1999, in connection with the donation of NGI shares to the charitable trust and the subsequent development advance.

    C.   COMMON SHARE REPURCHASES

         During 1999, the Company's Board of Directors authorized an additional $800.0 million of Company common stock to be repurchased under the common share repurchase program, increasing the total authorized amount to be repurchased under the program to $1.8 billion. As of September 30, 1999, the Company repurchased $1.8 billion (93.6 million shares) under the program. Additionally, in July 1999 pursuant to a Dutch Auction self tender-offer to its shareholders, the Company purchased 50 million shares of Company common stock through its wholly-owned subsidiary Cendant Stock Corporation at a price of

         $22.25 per share. Under the terms of the offer, which commenced June 16, 1999 and expired July 15, 1999, the Company had invited shareholders to tender their shares at prices of Company common stock between $19.75 and $22.50 per share.

      D.  TERMINATION OF PROPOSED ACQUISITION

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

                                                                                  1998
                                                      -------------------------------------------------------------
      (IN MILLIONS, EXCEPT PER SHARE DATA)              FIRST      SECOND (1)   THIRD (2)   FOURTH (3)   TOTAL YEAR
                                                      --------     ----------   --------    ----------   ----------
      Net revenues                                    $1,129.4     $1,277.9     $1,457.8     $1,418.7    $  5,283.8
                                                      --------     --------     --------     --------    ----------

      Income (loss) from continuing operations           183.9       154.9         123.1       (302.0)        159.9
      Income (loss) from discontinued
        operations, net of tax                           (11.0)        (1.9)       (12.1)           -         (25.0)
      Gain on sale of discontinued operations,
        net of tax                                           -           -             -        404.7(4)      404.7
                                                      --------     --------     --------     --------    ----------
      Net income                                      $  172.9     $  153.0     $  111.0      $ 102.7    $    539.6
                                                      ========     ========     ========     ========    ==========
      Per share information:
        Basic
         Income (loss) from continuing
          operations                                  $   0.22     $   0.18     $   0.14      $ (0.36)   $     0.19
         Net income                                   $   0.21     $   0.18     $   0.13      $  0.12    $     0.64
         Weighted average shares                         838.7         850.8       850.8        850.0         848.4
        Diluted
         Income (loss) from continuing
          operations                                  $   0.21     $   0.18     $   0.14      $ (0.36)   $     0.18
         Net income                                   $   0.20     $   0.18     $   0.13      $  0.12    $     0.61
         Weighted average shares                         908.5        900.9        877.4        850.0         880.4
      Common Stock Market Prices:
        High                                              41         41 3/8      22 7/16       20 5/8
        Low                                            32 7/16       18 9/16     10 7/16        7 1/2

                                                                                1997
                                                  -----------------------------------------------------------------
                                                   FIRST       SECOND (5)       THIRD      FOURTH (6)    TOTAL YEAR
                                                  --------     ----------     ---------    ----------    ----------
      Net revenues                                $  953.7     $  999.6       $ 1,186.5    $ 1,100.2     $ 4,240.0
                                                  --------     ----------     ---------    ----------    ----------
      Income (loss) from continuing operations
        before extraordinary gain and
        cumulative effect of accounting
        change                                       113.8        (69.4)          203.0       (181.1)         66.3
      Income (loss) from discontinued
        operations, net of tax                         2.8        (14.6)           (0.4)       (14.6)        (26.8)
      Extraordinary gain, net of tax                     -            -               -         26.4 (8)      26.4
      Cumulative effect of accounting
        change, net of tax                          (283.1)(7)        -               -            -        (283.1)
                                                  --------     ----------     ---------    ----------    ----------
      Net income (loss)                           $ (166.5)    $  (84.0)      $   202.6     $  169.3)    $  (217.2)
                                                  ========     ==========     =========    ==========    ==========
      Per share information:
        Basic
         Income (loss) from continuing
         operations before extraordinary
         gain and cumulative
         effect of accounting change              $   0.14     $  (0.09)      $    0.25     $  (0.22)    $    0.08
         Net income (loss)                        $  (0.21)    $  (0.11)      $    0.25     $  (0.20)    $   (0.27)
         Weighted average shares                     799.4        804.2           805.9        828.4         811.2
        Diluted
         Income (loss) from continuing
         operations before extraordinary
         gain and cumulative
         effect of accounting change              $   0.13     $  (0.09)      $    0.23     $  (0.22)    $    0.08
         Net income (loss)                        $  (0.19)    $  (0.11)      $    0.23     $  (0.20)    $   (0.27)
         Weighted average shares                     877.1        804.2           889.0        828.4         851.7
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