Form 10-Q/A
period 1999-03-31
CENDANT CORP
filed 1999-10-12
CIK 723612

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 ---------------


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


                                 ---------------

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

--------------------------------------------------------------------------------

                      CENDANT CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART 1    Financial Information

Item 1.   Financial Statements

          Consolidated Statements of Income - Three Months Ended
          March 31, 1999 and 1998                                           3

          Consolidated Balance Sheets - March 31, 1999 and
          December 31, 1998                                                 4

          Consolidated Statements of Cash Flows - Three Months Ended
          March 31, 1999 and 1998                                           6

          Notes to Consolidated Financial Statements                        8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       35

PART II   Other Information

Item 1.   Legal Proceedings                                                36

Item 6.   Exhibits and Reports on Form 8-K                                 37

Certain statements in this Quarterly Report on Form 10-Q/A constitute "forward looking statements" within the meaning of the Private Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements, include, but are not limited to: the resolution or outcome of the pending litigation and government investigation relating to the previously announced accounting irregularities; uncertainty as to the Company's future profitability; the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's existing and potential future lines of business; the Company's ability to integrate and operate successfully acquired and merged businesses and the risks associated with such businesses, including the merger that created Cendant and the National Parking Corporation acquisition; the Company's ability to successfully divest the remaining non-core businesses and assets and implement the Company's plan to create a tracking stock for the Company's real estate portal; the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements; and the ability of the Company and its vendors to complete the necessary actions to achieve a year 2000 conversion for its computer systems and applications and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to publicly correct or update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements or if the Company later becomes aware that they are not likely to be achieved.

                      CENDANT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  ----------------------------
                                                                                     1999              1998
                                                                                  -----------      -----------
REVENUES
   Membership and service fees, net                                               $  1,253.0       $   1,058.3
   Fleet leasing (net of depreciation and interest costs of $326.4 and $311.6)          18.6              19.9
   Other                                                                                45.8              51.2
                                                                                  ----------       -----------
Net revenues                                                                         1,317.4           1,129.4
                                                                                  ----------       -----------

EXPENSES
   Operating                                                                           456.9             334.5
   Marketing and reservation                                                           262.2             264.8
   General and administrative                                                          165.5             146.0
   Depreciation and amortization                                                        93.1              65.8
   Other charges
     Termination of proposed acquisition                                                 7.0               -
     Investigation-related costs                                                         1.7               -
     Merger-related costs and other unusual charges (credits)                           (1.3)              3.1
   Interest, net                                                                        48.2              18.9
                                                                                  ----------       -----------
Total expenses                                                                       1,033.3             833.1
                                                                                  ----------       -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
   MINORITY INTEREST                                                                   284.1             296.3
Provision for income taxes                                                              99.9             107.5
Minority interest, net of tax                                                           14.9               4.9
                                                                                  ----------       -----------
INCOME FROM CONTINUING OPERATIONS                                                      169.3             183.9
Loss from discontinued operations, net of tax                                            -               (11.0)
Gain on sale of discontinued operations, net of tax                                    192.7               -
                                                                                  ----------       -----------
NET INCOME                                                                        $    362.0       $     172.9
                                                                                  ===========      ===========

INCOME (LOSS) PER SHARE
   BASIC
     Income from continuing operations                                            $     0.21       $      0.22
     Loss from discontinued operations                                                  -                (0.01)
     Gain on sale of discontinued operations                                            0.24              -
                                                                                  ----------       -----------
     NET INCOME                                                                   $     0.45       $      0.21
                                                                                  ==========       ===========

   DILUTED
     Income from continuing operations                                            $     0.20              0.21
     Loss from discontinued operations                                                  -                (0.01)
     Gain on sale of discontinued operations                                            0.23               -
                                                                                  ----------       -----------
     NET INCOME                                                                   $     0.43       $      0.20
                                                                                  ==========       ===========


          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                        MARCH 31,       DECEMBER 31,
                                                          1999              1998
                                                      -------------    -------------
ASSETS
Current assets
   Cash and cash equivalents                          $      520.5     $     1,008.7
   Receivables, net                                        1,613.5           1,536.4
   Deferred membership commission costs                      252.5             253.0
   Deferred income taxes                                     308.7             466.6
   Other current assets                                      890.5             908.6
   Net assets of discontinued operations                         -             373.6
                                                      -------------    -------------

Total current assets                                       3,585.7           4,546.9
                                                      ------------     -------------

   Property and equipment, net                             1,411.1           1,432.8
   Franchise agreements, net                               1,353.4           1,363.2
   Goodwill, net                                           3,886.6           3,923.1
   Other intangibles, net                                    747.0             757.1
   Other assets                                              699.5             681.5
                                                      ------------     -------------

Total assets exclusive of assets under programs           11,683.3          12,704.6
                                                      ------------     -------------

Assets under management and mortgage programs
   Net investment in leases and leased vehicles            3,873.5           3,801.1
   Relocation receivables                                    620.9             659.1
   Mortgage loans held for sale                            1,955.6           2,416.0
   Mortgage servicing rights                                 743.5             635.7
                                                      ------------     -------------

                                                           7,193.5           7,511.9
                                                      ------------     -------------

TOTAL ASSETS                                          $   18,876.8     $    20,216.5
                                                      ============     =============




          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)



                                                                                  MARCH 31,      DECEMBER 31,
                                                                                    1999              1998
                                                                                -------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable and other current liabilities                               $    1,595.7     $     1,517.5
   Deferred income                                                                   1,342.1           1,354.2
                                                                                ------------     -------------

Total current liabilities                                                            2,937.8           2,871.7
                                                                                ------------     -------------

   Deferred income                                                                     234.7             233.9
   Long-term debt                                                                    3,357.7           3,362.9
   Deferred income taxes                                                                38.0              77.2
   Other non-current liabilities                                                        85.8             125.3
                                                                                ------------     -------------

Total liabilities exclusive of liabilities under programs                            6,654.0           6,671.0
                                                                                ------------     -------------

Liabilities under management and mortgage programs
   Debt                                                                              6,327.3           6,896.8
                                                                                ------------     -------------
   Deferred income taxes                                                               328.6             341.0
                                                                                ------------     -------------

Mandatorily redeemable preferred securities issued by subsidiary                     1,473.5           1,472.1

Commitments and contingencies (Note 8)

Shareholders' equity
   Preferred stock, $.01 par value - authorized 10 million shares;
     none issued and outstanding                                                         -                 -
   Common stock, $.01 par value - authorized 2 billion shares;
     issued 863,046,029 and 860,551,783 shares                                           8.6               8.6
   Additional paid-in capital                                                        3,960.3           3,863.4
   Retained earnings                                                                 1,842.2           1,480.2
   Accumulated other comprehensive loss                                               (120.2)            (49.4)
   Treasury stock, at cost, 85,302,899 and 27,270,708 shares                        (1,597.5)           (467.2)
                                                                                -------------    -------------


Total shareholders' equity                                                           4,093.4           4,835.6
                                                                                ------------     -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $   18,876.8     $    20,216.5
                                                                                ============     =============


          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ------------------------------
                                                                                    1999              1998
                                                                                -------------    -------------
OPERATING ACTIVITIES
Net income                                                                      $      362.0     $       172.9
Adjustments to reconcile net income to net cash
    provided by operating activities from continuing operations:
Loss from discontinued operations, net of tax                                            -                11.0
Gain on sale of discontinued operations, net of tax                                   (192.7)              -
Depreciation and amortization                                                           93.1              65.8
Payments of merger-related costs and other unusual
   charge liabilities                                                                   (5.4)            (97.0)
Other, net                                                                             (93.7)            (88.6)
                                                                                -------------    --------------
NET CASH PROVIDED BY CONTINUING OPERATIONS EXCLUSIVE OF
   MANAGEMENT AND MORTGAGE PROGRAMS                                                    163.3              64.1
                                                                                ------------     -------------

Management and mortgage programs:
   Depreciation and amortization                                                       312.4             278.5
   Origination of mortgage loans                                                    (6,819.0)         (4,779.3)
   Proceeds on sale and payments from mortgage loans
     held for sale                                                                   7,279.4           4,619.9
                                                                                ------------     --------------
                                                                                       772.8             119.1
                                                                                ------------     -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF
   CONTINUING OPERATIONS                                                               936.1             183.2
                                                                                ------------     -------------

INVESTING ACTIVITIES
Property and equipment additions                                                       (62.7)           (58.8)
Investments                                                                              -              (139.2)
Net assets acquired (net of cash acquired) and
   acquisition-related payments                                                        (64.3)           (943.2)
Net proceeds from sale of subsidiary                                                   800.0               -
Other, net                                                                              41.9              38.8
                                                                                ------------     -------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS
   EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                                       714.9          (1,102.4)
                                                                                ------------     --------------

Management and mortgage programs:
   Investment in leases and leased vehicles                                           (560.8)           (626.2)
   Proceeds from disposal of leases and leased vehicles                                132.6             222.0
   Proceeds from sales and transfers of leases and leased vehicles
     to third parties                                                                   44.6              27.3
   Equity advances on homes under management                                        (1,461.9)         (1,436.8)
   Repayment on advances on homes under management                                   1,501.5           1,564.5
   Additions to mortgage servicing rights                                             (183.4)           (109.5)
   Proceeds from sales of mortgage servicing rights                                     56.6              39.9
                                                                                ------------     -------------
                                                                                      (470.8)           (318.8)
                                                                                ------------     -------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS           244.1          (1,421.2)
                                                                                ------------     -------------



          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (IN MILLIONS)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ------------------------------
                                                                                    1999              1998
                                                                                -------------    -------------
FINANCING ACTIVITIES
Principal payments on borrowings                                                $       (9.0)    $      (205.1)
Issuance of common stock                                                                29.9             144.2
Purchases of common stock                                                           (1,141.7)              -
Proceeds from mandatorily redeemable preferred securities
   issued by subsidiary, net                                                             -             1,446.7
                                                                                -------------    --------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES OF CONTINUING
   OPERATIONS EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                         (1,120.8)          1,385.8
                                                                                -------------    --------------

Management and mortgage programs:
   Proceeds from debt issuance or borrowings                                         1,830.5             983.8
   Principal payments on borrowings                                                 (2,101.8)           (449.1)
   Net change in short-term borrowings                                                (299.1)           (340.4)
                                                                                -------------    --------------

                                                                                      (570.4)            194.3
                                                                                -------------    --------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES OF CONTINUING
   OPERATIONS                                                                       (1,691.2)          1,580.1
                                                                                -------------    --------------

Effect of changes in exchange rates on cash and cash
   equivalents                                                                          22.8             (24.3)

Cash used in discontinued operations                                                     -              (232.5)
                                                                                -------------    --------------

Net (decrease) increase in cash and cash equivalents                                  (488.2)             85.3

Cash and cash equivalents, beginning of period                                       1,008.7              67.0
                                                                                -------------    --------------

Cash and cash equivalents, end of period                                        $      520.5     $       152.3
                                                                                =============    ==============



          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The consolidated balance sheet of Cendant Corporation and subsidiaries (the "Company") as of March 31, 1999 and the consolidated statements of income and cash flows for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. There were no adjustments of an unusual nature except for those discussed in Note 6. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements include the accounts and transactions of the Company and all wholly owned subsidiaries and have been amended to reverse the classification of Entertainment Publications, Inc. ("EPub"), a company subsidiary, as a discontinued operation. In September 1999, the Company entered into a definitive agreement to sell EPub. However, the transaction was structured in a manner that precluded EPub from being classified as a discontinued operation (see Note 12 "Subsequent Events Dispositions of Businesses - EPub"). Accordingly, the operating results of EPub have been reclassified from discontinued operations to continuing operations for all reporting periods presented. The amended consolidated financial statements presented herein are the Company's historical financial statements for the periods presented.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934. The December 31, 1998 consolidated balance sheet was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998, as amended, and should be read in conjunction with such consolidated financial statements and notes thereto. The consolidated financial statements of the Company include the assets and liabilities of Ramada Franchise Systems, Inc., an entity controlled by the Company by virtue of its ownership of 100% of common stock of such entity. The assets of Ramada Franchise Systems, Inc. are not available to satisfy the claims of any creditors of the Company or any of its other affiliates, except as otherwise specifically agreed by Ramada Franchise Systems, Inc. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or any subsequent interim periods.

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

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)        1999              1998
                                                     ----------     -----------
     Income from continuing operations               $    169.3     $     183.9
     Convertible debt interest, net of tax                  2.8             3.1
                                                     ----------     -----------
     Income from continuing operations, as adjusted  $    172.1     $     187.0
                                                     ==========     ===========

     Weighted average shares
       Basic                                              800.1           838.7
       Potential dilution of common stock:
          Stock options                                    36.3            49.7
          Convertible debt                                 18.0            20.1
                                                     ----------     -----------
       Diluted                                            854.4           908.5
                                                     ==========     ===========

     EPS - continuing operations
       Basic                                         $     0.21     $      0.22
                                                     ==========     ===========
       Diluted                                       $     0.20     $      0.21
                                                     ==========     ===========

3.   COMPREHENSIVE INCOME

     Components of comprehensive income (loss) are summarized as follows:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          --------------------
        (IN MILLIONS)                                        1999      1998
                                                          --------   ---------
     Net income                                           $  362.0     $172.9
     Other comprehensive losses:
       Currency translation adjustment                       (68.4)     (10.3)
       Unrealized holding losses on marketable securities     (2.4)       -
                                                          --------   ---------
     Comprehensive income                                 $  291.2   $  162.6
                                                          ========   =========

     The components of accumulated other comprehensive loss for the three months ended March 31, 1999 are as follows:

                               NET UNREALIZED                    ACCUMULATED
                                  LOSS ON          CURRENCY         OTHER
                                MARKETABLE        TRANSLATION   COMPREHENSIVE
     (IN MILLIONS)               SECURITIES       ADJUSTMENT        LOSS
                               --------------     -----------   -------------
     Balance, January 1, 1999  $         -        $     (49.4)  $       (49.4)
     Current period change             (2.4)            (68.4)          (70.8)
                               --------------     -----------   -------------

     Balance, March 31, 1999   $       (2.4)      $    (117.8)  $      (120.2)
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

                                                        THREE MONTHS ENDED
     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)               MARCH 31, 1998
                                                        ------------------
     Net revenues                                         $       1,277.6
     Income from continuing operations                              183.8
     Net income (1)                                                 172.8

     Per share information:
     Basic
         Income from continuing operations                $          0.22
         Net income (1)                                   $          0.21
         Weighted average shares                                    838.7
     Diluted
         Income from continuing operations                $          0.21
         Net income (1)                                   $          0.20
         Weighted average shares                                    908.5

--------------
     (1) Includes a loss from discontinued operations, net of tax, of $11.0 million ($0.01 per diluted share).

5.   DISCONTINUED OPERATIONS

     On January 12, 1999, the Company completed the sale of Cendant Software Corporation ("CDS") for approximately $800.0 million in cash. The Company realized an after tax net gain of $371.9 million on the disposition of CDS, of which $192.7 million was recognized in the first quarter of 1999 coincident with the closing of the transaction. The recognized gain of $192.7 million is reported as gain on sale of discontinued operations in the consolidated statement of income for the three months ended March 31, 1999. Subsequently, the Company recorded an $18.6 million reduction to the gain during the second quarter of 1999, in connection with the settlement of certain post closing adjustments. The remaining $197.8 million of such realized after tax net gain was recognized in the fourth quarter of 1998, substantially in the form of a tax benefit and corresponding deferred tax asset. CDS was a developer, publisher and distributor of educational and entertainment software.

     In December 1998, the Company completed the sale of Hebdo Mag International, Inc. ("Hebdo Mag"), the Company's former business unit which published and distributed classified advertising information.

     Summarized financial data of discontinued operations are as follows:

     STATEMENT OF INCOME DATA:

                                               THREE MONTHS ENDED MARCH 31, 1998
                                               ---------------------------------
     (IN MILLIONS)                                   CDS            HEBDO MAG
                                               ----------------  --------------
     Net revenues                              $           95.9  $         62.8
                                               ----------------  --------------

     Income (loss) before income taxes                    (26.5)            9.2
     Provision for (benefit from) income taxes             (9.6)            3.3
                                               ----------------  --------------
     Net income (loss)                         $          (16.9) $          5.9
                                               ================  ==============


     The Company allocated $0.3 million and $1.8 million of interest expense to discontinued operations for the three months ended March 31, 1999 and 1998, respectively. Such interest expense represents the cost of funds associated with businesses acquired by the discontinued business segments at an interest rate consistent with the Company's consolidated effective borrowing rate.

     BALANCE SHEET DATA:
                                                     DECEMBER 31, 1998
                                                     ------------------
     (IN MILLIONS)                                           CDS
                                                     ------------------
     Current assets                                  $      284.9
     Goodwill                                               105.7
     Other assets                                            88.2
     Total liabilities                                     (105.2)
                                                      -----------------
     Net assets of discontinued operations           $      373.6
                                                     ==================

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

     INVESTIGATION-RELATED COSTS. The Company incurred $1.7 million of professional fees (primarily litigation-related) and other miscellaneous expenses in connection with accounting irregularities in the former business units of CUC International Inc. ("CUC") and resulting investigations into such matters.

     MERGER-RELATED COSTS AND OTHER UNUSUAL CHARGES (CREDITS). In January 1999, the Company completed the sale of its Essex Corporation ("Essex") subsidiary for $8.0 million and recognized a $1.3 million gain on sale. Such gain has been reported as a credit to merger-related costs and other unusual charges in the consolidated statement of income for the three months ended March 31, 1999. Coincident to the merger which formed Cendant Corporation (the "Cendant Merger"), the Company had previously recorded an unusual charge related to certain intangible assets of Essex which were determined to be impaired. In first quarter 1998, the Company recorded an additional $3.1 million of merger-related costs and other unusual charges associated with a change in estimate of costs to be incurred in connection with the Cendant Merger.

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

     Based on an average market price of $17.53 per share of Company common stock, (calculated based on the average closing price per share of Company common stock for the consecutive five-day period ended September 30, 1999) the effect of the issuance of the New PRIDES will be to distribute approximately 19 million more shares of Company common stock when the mandatory purchase of Company common stock associated with the PRIDES occurs in February 2001.

     On June 15, 1999, the United States District Court for the District of New Jersey entered an order and judgment approving the settlement described above and awarding fees to counsel to the class. One objector, who objected to a portion of the settlement notice concerning fees to be sought by counsel to the class, has filed an appeal to the U.S. Court of Appeals for the Third Circuit from the District Court order approving the settlement and awarding fees to counsel to the class. Although under the settlement the Rights are required to be distributed following the conclusion of court proceedings, including appeals, the Company believes that the appeal is without merit. As a result, the Company presently intends to distribute the Rights in October 1999 after the effectiveness of the registration statement filed with the SEC covering the New PRIDES.

8.   COMMITMENTS AND CONTINGENCIES

     LITIGATION
     Accounting Irregularities. Since the April 15, 1998 announcement of the discovery of accounting irregularities in the former business units of CUC, 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on the Company's behalf and several individual lawsuits and arbitration proceedings have been commenced in various courts and other forums against the Company and other defendants by or on behalf of persons claiming to have purchased or otherwise acquired securities or options issued by CUC or the Company between May 1995 and August 1998. The Court has ordered consolidation of many of the actions.

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

     As previously disclosed, the Company reached a final agreement with plaintiff's counsel representing the class of holders of its PRIDES securities who purchased their securities on or prior to April 15, 1998 to settle their class action lawsuit against the Company through the issuance of a new "Right" for each PRIDES security held. (See Note 7 - Litigation Settlement for a more detailed description of the settlement).

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

     Other than with respect to the PRIDES class action litigation, the Company does not believe it is feasible to predict or determine the final outcome or resolution of these proceedings or investigations or to estimate the amounts or potential range of loss with respect to these proceedings or investigations. In addition, the timing of the final resolution of the proceedings or investigations is uncertain. The possible outcomes or resolutions of the proceedings could include a judgement against the Company or settlements and could require substantial payments by the Company. Management believes that material adverse outcomes with respect to such proceedings or investigations could have a material impact on the Company's financial position, results of operations or cash flows.

     Other Pending Litigation. The Company and its subsidiaries are involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

9.   SHAREHOLDERS' EQUITY

     During the first quarter of 1999, the Company's Board of Directors authorized an additional $600.0 million of Company common stock to be repurchased under a common share repurchase program, increasing the total authorized amount to be repurchased under the program to $1.6 billion. (See
     Note 12 - Subsequent Events - Common Share Repurchases.)

     The Company has executed this program through open-market purchases or privately negotiated transactions, subject to bank credit facility covenants and certain rating agency constraints. As of March 31, 1999, the Company repurchased $1.4 billion (72.5 million shares) of Company common stock under the program.

10.  NEW ACCOUNTING STANDARD

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

     OTHER SERVICES
     In addition to the previously described business segments, the Company also derives revenues from providing a variety of other consumer and business products and services which include the Company's tax preparation services franchise, information technology services, car park facilities, vehicle emergency support and rescue services, discount coupon books, credit information services, financial products, published products, welcoming packages to new homeowners, value added-tax refund services to travelers and other consumer-related services.

     FLEET
     As disclosed in Note 12, on June 30, 1999, the Company completed the disposition of its fleet segment for aggregate consideration of $1.8 billion. The fleet segment primarily consisted of fleet and fuel card related products and services provided to corporate clients and government agencies. These services included management and leasing of vehicles, fuel card payment and reporting and other fee-based services for clients' vehicle fleets. The Company leased vehicles primarily to corporate fleet users under operating and direct financing lease arrangements.

     SEGMENT INFORMATION
                                         THREE MONTHS ENDED MARCH 31,
                              ------------------------------------------------
                                       1999                      1998
                              -----------------------    ---------------------
                                           ADJUSTED                  ADJUSTED
     (IN MILLIONS)            REVENUES      EBITDA       REVENUES     EBITDA
                              --------    -----------    --------   ----------
     Travel (1)               $  272.0    $     144.7    $  265.6   $    149.1
     Real Estate Franchise        96.6           71.4        84.3         59.2
     Relocation                   90.9           17.9        99.7         25.6
     Mortgage                     93.2           44.0        78.0         37.5
     Individual Membership       243.4           11.9       204.1        (15.9)
     Insurance/Wholesale         139.7           38.3       134.0         39.2
     Other Services              279.8(2)        64.9(2)    167.1         41.8
     Fleet                       101.8           39.7        96.6         47.6
                              --------    -----------    --------   ----------

     Total                    $1,317.4    $     432.8    $1,129.4   $    384.1
                              ========    ===========    ========   ==========

         (1) Revenues and Adjusted EBITDA for the three months ended March 31, 1999 and 1998 include pre-tax gains of $7.0 million and $17.7 million, respectively, from sales of Avis Rent A Car, Inc. stock in each quarter.
         (2) Includes the financial results of National Parking Corporation, which was acquired in April 1998 and was accounted for under the purchase method of accounting.

     Provided below is a reconciliation of total Adjusted EBITDA for reportable operating segments to the consolidated amounts.

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
     (IN MILLIONS)                                                     1999             1998
                                                                   -----------       ----------
     Adjusted EBITDA for reportable segments                       $     432.8       $    384.1
     Depreciation and amortization                                        93.1             65.8
     Other charges
       Termination of proposed acquisition                                 7.0               -
       Investigation-related costs                                         1.7               -
       Merger-related costs and other unusual charges (credits)           (1.3)             3.1
     Interest, net                                                        48.2             18.9
                                                                   -----------       ----------
     Consolidated income from continuing operations before
       income taxes and minority interest                          $     284.1           $296.3
                                                                   ===========       ==========

12.    SUBSEQUENT EVENTS

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

           Pending disposition of EPub. On April 21, 1999, the Company announced that its Board of Directors approved management's plan to pursue the sale of its EPub business unit, a wholly-owned subsidiary of the Company. At such time, the Company reclassified EPub to discontinued operations for all prior-reporting periods.

           On September 14, 1999, the Company entered into a definitive agreement to sell 84% of EPub for $325.0 million in cash and will retain approximately 16% of EPub's equity in connection with the transaction. In addition, the Company will have a designee on EPub's Board of Directors. The Company's original intention was to dispose of 100% of EPub. The transaction is subject to customary regulatory approvals and customary conditions and is expected to be consummated in fourth quarter of 1999. The sale of EPub is expected to generate an after-tax gain of approximately $140.0 million.

           In connection with the Company's agreement to retain a minority voting interest in EPub and as a result of the Company's ability to exert significant influence over the operating and financial policies of EPub, the classification of EPub as a discontinued operations was reversed and, accordingly, EPub's operating results for all prior-reporting periods have been reclassified back to continuing operations and are included within the Company's Other Services business segment. In addition, subsequent to the consummation of the transaction, the Company will account for its investment in EPub using the equity method. EPub is the world's largest marketer and publisher of coupon books and discount programs which provides customers with unique products and services that are designed to enhance a customer's purchasing power.

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

           The Company realized a net gain on the disposition of $881.4 million ($865.7 million, after tax). The realized gain is net of approximately $90.0 million of transaction costs. The Company deferred the portion of the realized net gain which was equivalent to its common equity ownership percentage in ARAC at the time of closing. The fleet segment disposition was structured in accordance with applicable tax law to be treated as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. Should the transaction be deemed taxable, the resultant tax liability could be material.

           See Note 11 - Segment Information - Fleet for a description of the services which were provided within the fleet segment.

           Other Businesses. Subsequent to the quarter ended March 31, 1999, the Company completed the dispositions of certain other businesses, including Central Credit, Inc., Spark Services, Inc., Match.com, National Leisure Group and National Library of Poetry. Aggregate consideration received on the dispositions of such businesses was comprised of $106.0 million in cash and $43.3 million of common stock. The Company realized a net gain of $46.2 million ($26.4 million, after tax) on the dispositions of such businesses.

       B.  INVESTMENT IN NETMARKET, INC.

           On September 15, 1999, Netmarket, Inc. ("NGI") began operations as an independent company that will pursue the development of interactive businesses formerly within the Company's direct marketing division. NGI will own, operate, develop and expand the on-line membership businesses, which collectively have 1.3 million on-line members. Prior to September 15, 1999, the Company's ownership of NGI was restructured into common stock and preferred stock interests. On September 15, 1999, the Company donated NGI's outstanding common stock to a charitable trust, and NGI issued additional shares of its common stock to certain of its marketing partners. Accordingly, as a result of the change in ownership of NGI's common stock from the Company to independent third parties, NGI's operating results will no longer be included in the Company's consolidated financial statements. The Company retained an ownership in a convertible preferred stock of NGI, which is ultimately exchangeable, at the Company's option, into 78% of NGI's diluted common shares. Subsequent to the Company's contribution of NGI's common stock to the trust, the Company provided a development advance of $77.0 million to NGI which is contingently repayable to the Company if certain financial targets related to NGI are achieved. The Company recorded a charge, inclusive of transaction costs, of $85.0 million ($48.0 million, after tax), during the third quarter of 1999, in connection with the donation of NGI shares to the charitable trust and the subsequent development advance.

       C.  COMMON SHARE REPURCHASES

           In July 1999, the Company's Board of Directors authorized an additional $200.0 million of Company common stock to be repurchased under the common share repurchase program, increasing the total authorized amount to be repurchased under the program to $1.8 billion. As of September 30, 1999, the Company repurchased approximately $1.8 billion (93.6 million shares) under the program. Additionally, in July 1999 pursuant to a Dutch Auction self-tender offer to its shareholders, the Company purchased 50 million shares of Company common stock through its wholly-owned subsidiary Cendant Stock Corporation at a price of $22.25 per share. Under the terms of the offer, which commenced June 16, 1999 and expired July 15, 1999, the Company had invited shareholders to tender their shares at prices of Company common stock between $19.75 and $22.50 per share.

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

We operate in four principal divisions - travel related services, real estate related services, direct marketing services and other consumer and business services. Our businesses provide a wide range of complementary consumer and business services, which together represent eight business segments. The travel related services businesses facilitate vacation timeshare exchanges, manage corporate and government vehicle fleets and franchise car rental and hotel businesses; the real estate related services businesses franchise real estate brokerage businesses, provide home buyers with mortgages and assist in employee relocation; and the direct marketing services businesses provide an array of value driven products and services. Our other consumer and business services include our tax preparation services franchise, information technology services, car parking facility services, vehicle emergency support and rescue services, discount coupon books, credit information services, financial products and other consumer-related services.

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

In connection with our previously announced program to focus on maximizing the opportunities and growth potential of our existing businesses, we divested or announced our intention to divest several non-strategic businesses and assets and have completed or commenced certain other strategic initiatives related to our internet businesses. Pursuant to such program, we completed the dispositions of North American Outdoor Group, Global Refund Group, the Fleet businesses, Central Credit, Inc., Spark Services, Inc., Match.com, National Leisure Group, National Library of Poetry, Cendant Software Corporation and Hebdo Mag International, Inc. and have entered into definitive agreements to dispose of the Green Flag Group ("Green Flag") and Entertainment Publications, Inc. ("EPub"). The Green Flag and EPub transactions are expected to close during the fourth quarter of 1999. The divestiture program will ultimately generate approximately $4.5 billion in proceeds (see "Liquidity and Capital Resources - Divestitures").

In addition to the above mentioned divestitures, we have recently initiated certain internet strategies outlined below.

We recently announced that our Board of Directors approved a plan to create a new class of common stock to track the performance of CompleteHome.com, our new real estate portal. The plan to create a tracking stock, subject to shareholder approval, anticipates the initial public offering of CompleteHome.com in the second quarter of 2000. CompleteHome.com will integrate and enhance the online efforts of our residential real estate brands and those of our other real estate business units drawing on the success of our Rent Net online apartment guide business model. CompleteHome.com encompasses all aspects of the home experience including finding a home, buying or renting a home, moving and post-closing home improvements. CompleteHome.com's business consists of three primary sources of revenue: rental directory services, e-commerce/advertising and real estate related products including mortgage brokerage. We plan to file a proxy with the Securities and Exchange Commission

("SEC"), which will contain financial details as well as more specific plans concerning the transaction. Beginning in the third quarter 1999, we will provide footnote disclosure of CompleteHome.com's financial information within our consolidated financial statements.

On September 15, 1999, we donated Netmarket, Inc. ("NGI") outstanding common stock to a charitable trust and NGI began operations as an independent company that will pursue the development of our interactive on-line businesses formerly within our direct marketing division. NGI will own, operate, develop and expand the on-line membership businesses. We donated NGI's outstanding common stock to a charitable trust and retained an ownership of a convertible preferred stock of NGI, which is ultimately exchangeable, at our option, into 78% of NGI's diluted common shares (see "Liquidity and Capital Resources - Investment in Netmarket, Inc."). Accordingly, as a result of the change in ownership NGI's operating results will no longer be included in our consolidated financial statements.

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

The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-operating interest, income taxes, depreciation and amortization, adjusted for other charges which are of a non-recurring or unusual nature and are not included in assessing segment performance or are not segment-specific. Our management believes such discussion is the most informative representation of how management evaluates performance. We identified our reportable operating segments based primarily on the types of services we provide, the consumer base to which marketing efforts are directed and the methods we use to sell services. Subsequent to the June 30, 1999 disposition of our fleet segment, we have seven reportable operating segments, which collectively will comprise our continuing operations. For additional information, including a description of the services provided in each of our reportable operating segments, see Note 11 to the consolidated financial statements.

CONSOLIDATED RESULTS
(Dollars in millions)                                          THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------------
                                                             1999          1998       % CHANGE
                                                          ----------   -----------   -----------
Net revenues                                              $  1,317.4   $   1,129.4          17%
                                                          ----------   -----------

Expenses:
   Operating                                                   456.9         334.5          37%
   Marketing and reservation                                   262.2         264.8          (1%)
   General and administrative                                  165.5         146.0          13%
                                                          ----------   -----------
                                                               884.6         745.3          19%
                                                          ----------   -----------

Adjusted EBITDA                                                432.8         384.1          13%
Depreciation and amortization expense                           93.1          65.8          41%
Other charges
   Termination of proposed acquisition                           7.0           -             *
   Investigation-related costs                                   1.7           -             *
   Merger-related costs and other unusual
     charges (credits)                                          (1.3)          3.1           *
Interest expense, net                                           48.2          18.9         155%
                                                          ----------   -----------
Pre-tax income from continuing operations
   before minority interest                                    284.1         296.3          (4%)
Provision for income taxes                                      99.9         107.5          (7%)
Minority interest, net of tax                                   14.9           4.9           *
                                                          ----------   -----------
Income from continuing operations                              169.3         183.9          (8%)




Loss from discontinued operations, net of tax                    -           (11.0)          *
Gain on sale of discontinued operations, net of tax            192.7           -             *
                                                          ----------   -----------
Net income                                                $    362.0   $     172.9           *
                                                          ==========   ===========

---------
*     Not meaningful.


REVENUES AND ADJUSTED EBITDA

Revenues increased $188.0 million (17%) in first quarter 1999 compared to first quarter 1998, which reflected growth in substantially all of our reportable operating segments. Adjusted EBITDA also increased $48.7 million (13%) for the same periods. Significant contributing factors which gave rise to such increases included substantial growth in the volume of mortgage services provided and an increase in the amount of royalty fees received from our franchised brands, principally within the real estate franchise segment. In addition, revenues and Adjusted EBITDA in 1999 included the operating results of National Parking Corporation Limited ("NPC"), which was acquired in April 1998. A detailed discussion of revenues and Adjusted EBITDA trends from 1998 to 1999 is included in the section entitled "Results of Reportable Operating Segments - 1999 vs. 1998."

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased $27.3 million (41%) in first quarter 1999 versus the comparable prior year quarter as a result of incremental amortization of goodwill and other intangible assets from 1998 acquisitions and increased capital spending primarily to accommodate growth in our businesses.

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

Investigation-Related Costs. During first quarter 1999, we incurred $1.7 million of professional fees (primarily litigation related) and other miscellaneous expenses in connection with our previously announced discovery of accounting irregularities in the former business units of CUC International Inc.
("CUC") and the resulting investigations into such matters.

Merger-Related Costs and Other Unusual Charges (Credits). In January 1999, we completed the sale of our Essex Corporation subsidiary ("Essex") for $8.0 million and recognized a $1.3 million pre-tax gain on sale. Such gain has been reported as a credit to merger-related costs and other unusual charges. Coincident to the merger which formed Cendant Corporation (the "Cendant Merger"), we had previously recorded an unusual charge related to certain intangible assets of Essex which were determined to be impaired. In first quarter 1998, we recorded an additional $3.1 million of merger-related costs and other unusual charges associated with a change in estimate of the costs to be incurred in connection with the Cendant Merger.

INTEREST EXPENSE, NET AND MINORITY INTEREST, NET OF TAX

Interest expense, net, increased $29.3 million (155%) primarily as a result of an increase in the average debt balance outstanding of approximately $1.7 billion during the three months ended March 1999 when compared with the same period in 1998. Such increase is principally reflective of incremental borrowings used to finance the April 1998 acquisition of NPC. In addition to interest expense on long-term debt, we also incurred $14.9 million of minority interest, net of tax, primarily related to the preferred dividends payable in cash on our FELINE PRIDES and the trust preferred securities issued in March 1998 (see "Liquidity and Capital Resources - Financing Exclusive of Management and Mortgage Financing - FELINE PRIDES and Trust Preferred Securities").

PROVISION FOR INCOME TAXES

Our effective tax rate was reduced from 36.3% in 1998 to 35.2% in 1999 due to the favorable impact in 1999 of reduced rates in international tax jurisdictions in which we commenced business operations during 1998.

DISCONTINUED OPERATIONS

Pursuant to our program to divest non-strategic businesses and assets, we sold our consumer software and classified advertising businesses in January 1999 and December 1998, respectively (see "Liquidity and Capital Resources - Divestitures
- Discontinued Operations"). The operating results of the consumer software business during 1999, through the date of sale (January 12, 1999), were not material. In 1998, loss from discontinued operations, net of tax, was $11.0 million and was comprised of the following operating results:

                                  THREE MONTHS ENDED MARCH 31, 1998
                                 -----------------------------------
                                    CONSUMER             CLASSIFIED
(IN MILLIONS)                       SOFTWARE             ADVERTISING
                                 --------------        -------------
Net revenues                     $        95.9         $        62.8
Net income (loss)                        (16.9)                  5.9

We recorded a $192.7 million gain, net of tax, on the sale of discontinued operations in 1999, related to the disposition of our consumer software business.

RESULTS OF REPORTABLE OPERATING SEGMENTS - FIRST QUARTER 1999 VS. FIRST QUARTER 1998

(Dollars in millions)

                               REVENUES                             ADJUSTED EBITDA               ADJUSTED EBITDA
                  -----------------------------------     -----------------------------------         MARGIN
                                                 %                                      %        ------------------
                    1999          1998        CHANGE        1999         1998        CHANGE        1999       1998
                  ---------     ---------    ---------     -------      -------     ---------    ---------  -------
Travel            $   272.0      $  265.6          2%      $ 144.7      $ 149.1         (3%)        53%       56%
Real Estate
  Franchise            96.6          84.3         15%         71.4         59.2         21%         74%       70%
Relocation             90.9          99.7         (9%)        17.9         25.6        (30%)        20%       26%
Mortgage               93.2          78.0         19%         44.0         37.5(2)      17%         47%       48%
Individual
  Membership          243.4         204.1         19%         11.9        (15.9)         *           5%       (8%)
Insurance/
  Wholesale           139.7         134.0          4%         38.3         39.2         (2%)        27%       29%
Other Services        279.8         167.1         67%         64.9(1)      41.8(2)      55%         23%       25%
Fleet                 101.8          96.6          5%         39.7         47.6        (17%)        39%       49%
                  ---------    ----------                  -------      -------
Total             $ 1,317.4      $1,129.4         17%      $ 432.8      $ 384.1         13%         33%       34%
                  =========     =========                  =======      =======

-----------------
(1) Excludes (i) a $7.0 million write-off of deferred acquisition costs in connection with the termination of the proposed acquisition of RACMS; (ii) $1.7 million of investigation-related costs; and (iii) a $1.3 million pre-tax gain on the sale of Essex.

(2) Excludes $3.1 million of merger-related costs and other unusual charges comprised of $1.9 million and $1.2 million incurred within the Mortgage segment and Other Services segment, respectively.

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

REAL ESTATE FRANCHISE

Revenues and Adjusted EBITDA increased $12.3 million (15%) and $12.2 million (21%), respectively, in first quarter 1999 compared to first quarter 1998. Royalty fees increased for the CENTURY 21(REGISTERED TRADEMARK), COLDWELL BANKER(REGISTERED TRADEMARK) and ERA(REGISTERED TRADEMARK) franchise brands collectively by $12.1 million (17%) primarily as a result of a 14% increase in home sales by franchisees and an 8% increase in the average price of homes sold. Home sales by franchisees benefited from strong first quarter 1999 existing U.S. home sales, as well as from expansion of our franchise system. Since most costs associated with the Real Estate Franchise business do not vary significantly with home sale volume or royalty revenues, the increase in royalty revenues contributed to an improvement of the Adjusted EBITDA margin from 70% to 74%.

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

OTHER SERVICES

Revenues and Adjusted EBITDA increased $112.7 million (67%) and $23.1 million (55%), respectively, in first quarter 1999 compared to first quarter 1998. Revenues increased primarily as a result of the April 1998 acquisition of NPC, the largest private car park operator in the UK, which contributed $130.1 million to 1999 revenues. The revenue increase attributable to the NPC acquisition was partially offset by $6.5 million of revenue reductions related to our NUMA genealogy subsidiary exiting less profitable channels, $4.9 million of revenue reductions in our information technology business unit ("WizCom"), primarily due to the expiration of certain licensing agreements, and $4.5 million due to the sale of our Essex financial products distribution business in January 1999. The $23.1 million increase in Adjusted EBITDA was primarily due to $36.4 million related to the NPC acquisition, a $7.1 million increase in income and gains related to our financial investments and $6.5 million from an agreement which originated in the second quarter of 1998. These increases were partially offset by $9.7 million in gains (primarily insurance recoveries) in the first quarter of 1998, an $8.3 million increase in corporate technology and infrastructure costs and $5.7 million related to reduced WizCom revenues combined with increased costs.

FLEET

On June 30, 1999, we completed the disposition of our fleet segment for aggregate consideration of $1.8 billion (see "Liquidity and Capital Resources - Divestitures - Fleet Segment"). Fleet segment revenues increased $5.2 million (5%) and Adjusted EBITDA decreased $7.9 million (17%) in first quarter 1999 compared to first quarter 1998. Contributing to the revenue increase was a 10% increase in service fee revenue and a 1% increase in fleet leasing revenue. The number of service cards and leased vehicles increased by approximately 562,300 (16%) and 22,100 (7%), respectively. Increased operating expenses associated with the development of new products, higher borrowing costs and the receipt in 1998 of access fees related to a key vendor arrangement contributed to the decrease in Adjusted EBITDA from first quarter 1998 to first quarter 1999. The Adjusted EBITDA margin decreased to 39% in 1999 from 49% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

DIVESTITURES
During 1998, we implemented a program to divest non-strategic businesses and assets in order to focus on our core businesses, repay debt and repurchase our common stock (see "Overview"). Pursuant to such program, we completed or have pending the following dispositions through October 8, 1999:

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

Pending disposition of Entertainment Publications, Inc. On September 14, 1999, we entered into a definitive agreement to sell 84% of our EPub business unit for $325.0 million in cash. We will retain approximately 16% of EPub's equity in connection with the transaction. In addition, we will have a designee on EPub's Board of Directors. The transaction is subject to customary regulatory approvals and customary conditions and is expected to be consummated in the fourth quarter of 1999. The sale of EPub is expected to generate an after-tax gain of approximately $140.0 million. We have determined that the size and nature of our retained equity stake in EPUB, including the retention of board representation, will require us to account for our ongoing investment in EPUB using the equity accounting method. In addition, our earlier classification of EPUB as a discontinued operation was reversed in accordance with generally accepted accounting principles. EPub is the world's largest marketer and publisher of coupon books and discount programs which provides customers with unique products and services that are designed to enhance a customer's purchasing power.

North American Outdoor Group. On October 8, 1999, we disposed of 94% of our North American Outdoor Group ("NAOG") business unit for approximately $140.0 million in cash and we will retain approximately 6% of NAOG's equity in connection with the transaction. The sale of NAOG is expected to generate a pre-tax gain of approximately $107.0 million. NAOG is the world's largest lifestyle affinity membership organization.

Global Refund Group. On August 24, 1999, we completed the sale of our Global Refund Group subsidiary ("Global Refund") for approximately $160.0 million in cash. Global Refund, formerly known as Europe Tax Free Shopping, is the world's largest value-added tax refund services company.

Fleet Segment. Pursuant to our program to divest non-strategic businesses and assets, on June 30, 1999, we completed the disposition of our fleet business segment ("fleet segment" or "fleet businesses"), which included PHH Vehicle Management Services Corporation, Wright Express Corporation, The Harpur Group, Ltd., and other subsidiaries pursuant to an agreement between PHH Corporation ("PHH"), our wholly-owned subsidiary and Avis Rent A Car, Inc. ("ARAC"). Pursuant to the agreement, ARAC acquired the net assets of our fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360.0 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation ("Avis Fleet"), a wholly-owned subsidiary of ARAC. The transaction followed a competitive bidding process. Coincident to the closing of the transaction, ARAC refinanced the assumed debt under management programs which was payable to us. Accordingly, on June 30, 1999, we received additional consideration from ARAC of $3,047.5 million comprised of $3,016.9 million of cash proceeds and a $30.6 million note receivable. On such date, we used proceeds of $1,809.4 million to repay outstanding fleet segment financing arrangements. Additionally, in July 1999, we utilized cash proceeds from the transaction of $1,033.0 (received in the form of a dividend from PHH) to substantially execute the "Dutch Auction" tender offer by us to repurchase 50 million shares of our common stock (See "Common Share Repurchases"). As of June 30, 1999, proceeds remaining from the transaction were designated to repay outstanding corporate debt as it matures (the borrowings of which had been loaned to the fleet segment to finance the purchases of leased vehicles) and to finance other assets under management and mortgage programs.

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

We realized a net gain on disposition of $881.4 million ($865.7 million, after tax). The realized gain is net of approximately $90.0 million of transaction costs. We deferred the portion of the realized net gain, which was equivalent to our common equity ownership percentage in ARAC at the time of closing. The fleet segment disposition was structured in accordance with applicable tax law to be treated as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. Should the transaction be deemed taxable, the resultant tax liability could be material.

Other Businesses. Subsequent to the quarter ended March 31, 1999, we completed the dispositions of certain other businesses, including Central Credit, Inc., Spark Services, Inc., Match.com, National Leisure Group and National Library of Poetry. Aggregate consideration received on the dispositions of such businesses was comprised of $106.0 million in cash and $43.3 million of common stock. We realized a net gain of $46.2 million ($26.4 million, after tax) on the dispositions of the businesses.

Discontinued Operations. On January 12, 1999, we completed the sale of Cendant Software Corporation ("CDS") for approximately $800.0 million in cash. We realized an after tax net gain of $371.9 million on the disposition of CDS , of which $192.7 million was recognized in the first quarter of 1999 coincident with the closing of the transaction. Subsequently, we recorded an $18.6 million reduction to the gain during the second quarter of 1999, in connection with the settlement of certain post closing adjustments. The remaining $197.8 million of such realized after tax net gain was recognized in the fourth quarter of 1998. CDS was a developer, publisher and distributor of educational and entertainment software.

In December 1998, we completed the sale of Hebdo Mag International, Inc. ("Hebdo Mag") to its former 50% owners for $314.8 million in cash and 7.1 million shares of our common stock. Hebdo Mag was our former business unit which published and distributed classified advertising information.

INVESTMENT IN NETMARKET, INC.
On September 15, 1999, Netmarket, Inc. ("NGI") began operations as an independent company that will pursue the development of interactive businesses formerly within our direct marketing division. NGI will own, operate, develop and expand the on-line membership businesses, including Netmarket.com, Travelers Advantage, Auto Vantage, Privacy Guard and Hagglezone.com, which collectively have 1.3 million on-line members (and are expected to produce approximately $70.0 million of revenues in 1999). Prior to September 15, 1999, our ownership of NGI was restructured into common stock and preferred stock interests. On September 15, 1999, we donated NGI's outstanding common stock to a charitable trust, and NGI issued additional shares of its common stock to certain of its marketing partners. Accordingly, as a result of the change in ownership of NGI's common stock from us to independent third parties, NGI's operating results will no longer be included in our consolidated financial statements. We retained the opportunity to participate in NGI's value through the ownership of a convertible preferred stock of NGI, which is ultimately exchangeable, at our option, into 78% of NGI's diluted common shares. Subsequent to our contribution of NGI's common stock to the trust, we provided a development advance of $77.0 million to NGI, which is contingently repayable to us if certain financial targets related to NGI are achieved. We recorded a charge, inclusive of transaction costs of $85.0 million ($48.0 million, after tax), during the third quarter of 1999, in connection with the donation of NGI shares to the charitable trust and the subsequent development advance.

FINANCING (EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAM FINANCING)

We believe that we have sufficient liquidity and access to liquidity through various sources, including our ability to access public equity and debt markets and financial institutions. We currently have a $1.25 billion term loan facility in place as well as committed back-up facilities totaling $1.75 billion, of which $1.70 billion is currently undrawn and available and $2.45 billion of availability under existing shelf registration statements. Our long-term debt was $3.4 billion at March 31, 1999 which substantially consisted of $2.1 billion of publicly issued fixed rate debt and $1.25 billion of borrowings under a term loan facility. In addition, we had $1.5 billion of equity-linked FELINE PRIDES securities outstanding at March 31, 1999.

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

FELINE PRIDES AND TRUST PREFERRED SECURITIES
Through our wholly owned subsidiary, Cendant Capital I (the "Trust"), a statutory business Trust formed under the laws of the State of Delaware, we have an outstanding issuance of 29.9 million FELINE PRIDES, each with a face amount of $50 per PRIDE and 2.3 million trust preferred securities. Proceeds of $1.5 billion from the original issuance of the FELINE PRIDES were invested by the Trust in our 6.45% Senior Debentures due 2003 (the "Debentures"), which represents the sole asset of the Trust. The obligations of the Trust related to the FELINE PRIDES and trust preferred securities are unconditionally guaranteed by us to the extent we make payments pursuant to the Debentures. The issuance of the FELINE PRIDES and trust preferred securities, resulted in the utilization of approximately $3 billion of availability under a $4 billion shelf registration statement. At March 31, 1999, the FELINE PRIDES consisted of approximately 27.8 million Income PRIDES and 2.1 million Growth PRIDES (Income PRIDES and Growth PRIDES hereinafter referred to as "PRIDES"). The Income PRIDES consist of trust preferred securities and forward purchase contracts under which the holders are required to purchase our common stock in February 2001. The Growth PRIDES consist of zero coupon U.S. Treasury securities and forward purchase contracts under which the holders are required to purchase our common stock in February 2001. The stand-alone trust preferred securities and the trust preferred securities forming a part of the Income PRIDES, each with a face amount of $50, bear interest, in the form of preferred stock dividends, at the annual rate of 6.45%, payable in cash. Payments under the forward purchase contract forming a part of the Income PRIDES are made by us in the form of a contract adjustment payment at an annual rate of 1.05%. Payments under the forward purchase contract forming a part of the Growth PRIDES are made by us in the form of a contract adjustment payment at an annual rate of 1.30%. The forward purchase contracts require the holder to purchase a minimum of 1.0395 shares and a maximum of
1.3514 shares of our common stock per PRIDES security, depending upon the average of the closing price per share of our common stock for a 20 consecutive day period ending in mid-February of 2001. We have the right to defer the contract adjustment payments and the payment of interest on its Debentures to the Trust. Such election will subject us to certain restrictions, including restrictions on making dividend payments on our common stock until all such payments in arrears are settled.


On March 17, 1999, we reached a final agreement to settle a class action lawsuit that was brought on behalf of the holders of PRIDES securities who purchased their securities on or prior to April 15, 1998. Under the terms of the final agreement, only holders who owned PRIDES at the close of business on April 15, 1998 will be eligible to receive a new additional "Right" for each PRIDES security held. At any time during the life of the Rights (expires February
2001), holders may (i) sell them or (ii) exercise them by delivering to us three Rights together with two PRIDES in exchange for two new PRIDES (the "New PRIDES"). The terms of the New PRIDES will be the same as the original PRIDES except that the conversion rate will be revised so that, at the time the Rights are distributed, each New PRIDES will have a value equal to $17.57 more than each original PRIDES, or, in the aggregate, approximately $351.0 million. The final agreement also requires us to offer to sell four million additional PRIDES (having identical terms to currently outstanding PRIDES) to holders of Rights for cash, at a value which will be based on the valuation model that was utilized to set the conversion rate of the New PRIDES. The offering of additional PRIDES will be made only pursuant to a prospectus filed with the SEC. We currently expect to use the proceeds of such an offering for general corporate purposes. The arrangement to offer additional PRIDES is designed to enhance the trading value of the Rights by removing up to six million Rights from circulation via exchanges associated with the offering and to enhance the open market liquidity of New PRIDES by creating four million New PRIDES via exchanges associated with the offering. If holders of Rights do not acquire all such PRIDES, they will be offered to the public. Under the settlement agreement, we also agreed to file a shelf registration statement for an additional 15 million special PRIDES, which could be issued by us at any time for cash. However, during the last 30 days prior to the expiration of the Rights in February 2001, we will be required to make these additional PRIDES available to holders of Rights at a price in cash equal to 105% of their theoretical value. The special PRIDES, if issued, would have the same terms as the currently outstanding PRIDES and could be used to exercise Rights. Based on an average market price of $17.53 per share of our common stock (calculated based on the average closing price per share of our common stock for the consecutive five-day period ended September 30, 1999), the effect of the issuance of the New PRIDES will be to distribute approximately 19 million more shares of our common stock when the mandatory purchase of our common stock associated with the PRIDES occurs in February 2001.

On June 15, 1999, the United States District Court for the District of New Jersey entered an order and judgment approving the settlement described above and awarding fees to counsel to the class. One objector, who objected to a portion of the settlement notice concerning fees to be sought by counsel to the class, has filed an appeal to the U.S. Court of Appeals for the Third Circuit from the District Court order approving the settlement and awarding fees to counsel to the class. Although under the settlement the Rights are required to be distributed following the conclusion of court proceedings, including appeals, we believe that the appeal is without merit. As a result, we presently intend to distribute the Rights in October 1999 after the effectiveness of the registration statement filed with the SEC covering the New PRIDES.

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

FINANCING RELATED TO MANAGEMENT AND MORTGAGE PROGRAMS

Our PHH subsidiary operates our mortgage and relocation services businesses as a separate public reporting entity and supports originated mortgages and advances under relocation contracts primarily by issuing commercial paper and medium term notes and maintaining securitized obligations. Such financing is not classified based on contractual maturities, but rather is included in liabilities under management and mortgage programs rather than long-term debt since such debt corresponds directly with high quality related assets. Prior to the June 30, 1999 disposition of our fleet segment, fleet business operations were also funded using such financing arrangements. Upon the disposition, we received cash proceeds equivalent to the outstanding debt applicable to our fleet segment (see "Liquidity and Capital Resources - Divestitures - Fleet Segment"). PHH continues to pursue opportunities to reduce its borrowing requirements by securitizing increasing amounts of its high quality assets. We currently have an agreement, expiring 2001 under which an unaffiliated Buyer, Bishops Gate Residential Mortgage Trust, a special purpose entity, (the "Buyer") commits to purchase, at our option, mortgage loans originated by us on a daily basis, up to the Buyer's asset limit of $2.4 billion. Under the terms of this sale agreement, we retain the servicing rights on the mortgage loans sold to the Buyer and provide the Buyer with options to sell or securitize the mortgage loans into the secondary market. At March 31, 1999, we were servicing approximately $1.8 billion of mortgage loans owned by the Buyer.

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

Mortgage Facility. Our PHH subsidiary maintains a 364-day financing agreement, expiring in December 1999, to sell mortgage loans under an agreement to repurchase such mortgages. The agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under this agreement is $500.0 million and is renewable on an annual basis at the discretion of the lender, in accordance with the securitization agreement. Mortgage loans financed under this Agreement at March 31, 1999 totaled $336.5 million.

Relocation Facilities. Our PHH subsidiary maintains a 364-day asset securitization agreement, expiring December 1999 under which an unaffiliated buyer has committed to purchase an interest in the rights to payment related to certain relocation receivables of PHH. The revolving purchase commitment provides for funding up to a limit of $325.0 million and is renewable on an annual basis at the discretion of the lender, in accordance with the securitization agreement. Under the terms of this agreement, our PHH subsidiary retains the servicing rights related to the relocation receivables. At March 31, 1999, our PHH subsidiary was servicing $248.3 million of assets which were funded under this agreement.

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

LITIGATION

Accounting Irregularities. Since the April 15, 1998 announcement of the discovery of accounting irregularities in the former business units of CUC and prior to the date of the Annual Report on Form 10-K/A, 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on our behalf and several individual lawsuits and arbitration proceedings have been commenced in various courts and other forums against us and other defendants by or on behalf of persons claiming to have purchased or otherwise acquired securities or options issued by CUC or us between May 1995 and August 1998. The Court has ordered consolidation of many of the actions.

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

Other than with respect to the PRIDES class action litigation, we do not believe it is feasible to predict or determine the final outcome of these proceedings or investigations or to estimate the amounts or potential range of loss with respect to these proceedings or investigations. The possible outcomes or resolutions of the proceedings could include a judgement against us or settlements and could require substantial payments by us. In addition, the timing of the final resolution of the proceedings or investigations is uncertain. We believe that material adverse outcomes with respect to such proceedings or investigations could have a material impact on our financial position, results of operations or cash flows.

Other Pending Litigation. We and our subsidiaries are involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

CREDIT RATINGS

Our long-term debt credit ratings by Duff & Phelps Credit Rating Co. ("DCR"), Standard & Poor's Corporation ("S&P") and Moody's Investors Service Inc. ("Moody's") remain A-, BBB and Baa1, respectively.

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

In July 1999, pursuant to a Dutch Auction self-tender offer to our shareholders, we purchased 50 million shares of our common stock through our wholly-owned subsidiary Cendant Stock Corporation at a price of $22.25 per share. Under the terms of the offer, which commenced June 16, 1999 and expired July 15, 1999, we had invited shareholders to tender their shares of our common stock at prices between $19.75 and $22.50 per share. We financed the purchase of shares costing $1.11 billion with proceeds received from our June 30, 1999 disposition of our fleet segment.

Since the inception of our share repurchase program and, inclusive of our self-tender offer and including the 7.1 million shares of our common stock received as partial consideration in connection with the sale of our Hebdo Mag subsidiary, we have reduced our shares outstanding by approximately 18%.

CASH FLOWS

We generated $936.1 million of cash flows from operations in first quarter 1999 representing a $752.9 million increase from first quarter 1998. The increase in cash flows from operations was primarily due to a $619.8 million net decrease in mortgage loans held for sale which reflects larger loan sales to the secondary markets in proportion to loan originations.

We generated $244.1 million in cash flows from investing activities in first quarter 1999 representing a $1.7 billion increase from first quarter 1998. The incremental cash flows from investing activities was primarily attributable to $800.0 million of cash proceeds received in first quarter 1999 from the sale of CDS, our former software segment, and first quarter 1998 acquisitions, including Jackson Hewitt, Inc. and The Harpur Group Ltd. Cash flows used in financing activities of approximately $1.7 billion consisted primarily of $1.1 billion in Company common stock repurchases pursuant to our share repurchase program and $570.4 million of net repayments on fundings of our investments in assets under management and mortgage programs.

CAPITAL EXPENDITURES

In first quarter 1999, $62.7 million was invested in property and equipment to support operational growth and enhance marketing opportunities. In addition, technological improvements were made to improve operating efficiencies. Capital spending in 1999 has included the development of integrated business systems and other investments in information systems within several of our segments as well as additions to car park properties for our NPC subsidiary. We anticipate investing approximately $260.0 million in capital expenditures in 1999.

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

PART II. OTHER INFORMATION

ITEM 1 -   LEGAL PROCEEDINGS

      The discussions contained under the headings "Litigation Settlement" in
Note 7 and "Litigation Accounting Irregularities" in Note 8 contained in Part 1
- FINANCIAL INFORMATION, Item 1 - Financial Statements, are incorporated herein by reference in their entirety.

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



                                         CENDANT CORPORATION

                                         By: /s/  David M. Johnson
                                             -----------------------------------
                                         David M. Johnson
                                         Senior Executive Vice President and
                                         Chief Financial Officer


                                         By: /s/ Jon F. Danski
                                             -----------------------------------
                                         Jon F. Danski
                                         Executive Vice President, Finance
Date:  October 8, 1999                   (Principal Accounting Officer)