Form 10-Q/A
period 1999-06-30
CENDANT CORP
filed 1999-10-12
CIK 723612

------------------------------------------------------------------------------




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




-------------------------------------------------------------------------------

                                          CENDANT CORPORATION AND SUBSIDIARIES

                                                          INDEX

                                                                                                PAGE NO.
                                                                                                --------
PART 1        Financial Information

Item 1.       Financial Statements

              Consolidated Statements of Income - Three and Six Months Ended
              June 30, 1999 and 1998                                                                  3

              Consolidated Balance Sheets - June 30, 1999 and December 31, 1998                       4

              Consolidated Statements of Cash Flows - Six Months Ended
              June 30, 1999 and 1998                                                                  6

              Notes to Consolidated Financial Statements                                              8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                          20

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                             41

PART II       Other Information

Item 1.       Legal Proceedings                                                                      42

Item 4.       Submission of Matters to a Vote of Security Holders                                    43

Item 6.       Exhibits and Reports on Form 8-K                                                       44

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

                      CENDANT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                              JUNE 30,                   JUNE 30
                                                                       -----------------------   ---------------------
                                                                          1999         1998        1999        1998
                                                                       ----------   ----------   ---------  ----------
REVENUES
   Membership and service fees, net                                    $1,346.8     $1,243.4     $ 2,599.8  $ 2,301.7
   Fleet leasing (net of depreciation and interest costs of $343.3,
     $318.1, $669.7, and $629.7)                                           11.3         19.1          29.9       39.0
   Other                                                                   32.8         15.4          78.6       66.6
                                                                       --------     --------     ---------  ---------
Net revenues                                                            1,390.9      1,277.9       2,708.3    2,407.3
                                                                       --------     --------     ---------  ---------

EXPENSES
   Operating                                                              454.9        456.5         911.8      791.0
   Marketing and reservation                                              287.9        291.3         550.1      556.0
   General and administrative                                             190.0        153.8         355.5      299.8
   Depreciation and amortization                                           96.5         86.6         189.6      152.4
   Other charges
     Merger-related costs and other unusual charges (credits)              23.0        (27.5)         21.7      (24.4)
     Investigation-related financing costs                                  -           12.7           -         12.7
     Other investigation-related costs                                      6.5         19.5           8.2       19.5
     Termination of proposed acquisition                                    -            -             7.0        -
   Interest, net                                                           54.1         22.9         102.3       41.9
                                                                       --------     --------     ---------  ---------
Total expenses                                                          1,112.9      1,015.8       2,146.2    1,848.9
                                                                       --------     --------     ---------  ---------

Net gain on disposition of businesses                                     749.5          -           749.5        -

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
   MINORITY INTEREST                                                    1,027.5        262.1       1,311.6      558.4
Provision for income taxes                                                138.0         92.3         237.9      199.8
Minority interest, net of tax                                              15.5         14.9          30.4       19.8
                                                                       --------     --------     ---------  ---------
INCOME FROM CONTINUING OPERATIONS                                         874.0        154.9       1,043.3      338.8
Loss from discontinued operations, net of tax                               -           (1.9)          -        (12.9)
(Loss) gain on sale of discontinued operations, net of tax                (11.7)         -           181.0        -
                                                                       ---------    ---------    ---------  ---------
NET INCOME                                                             $  862.3     $  153.0     $ 1,224.3  $   325.9
                                                                       ========     ========     =========  =========

INCOME (LOSS) PER SHARE
   BASIC
     Income from continuing operations                                 $   1.14     $   0.18     $    1.33  $    0.40
     Loss from discontinued operations                                      -            -             -        (0.01)
     (Loss) gain on sale of discontinued operations                       (0.02)         -            0.23        -
                                                                       ---------    ---------    ---------  ---------
     NET INCOME                                                        $   1.12     $   0.18     $    1.56  $    0.39
                                                                       ========     ========     =========  =========

   DILUTED
     Income from continuing operations                                 $   1.06     $   0.18     $    1.25  $    0.38
     Loss from discontinued operations                                      -            -             -        (0.01)
     (Loss) gain on sale of discontinued operations                       (0.01)         -            0.22        -
                                                                       ---------    ---------    ---------  ---------
     NET INCOME                                                        $   1.05     $   0.18     $    1.47  $    0.37
                                                                       ========     ========     =========  =========



          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                                                   JUNE 30,      DECEMBER 31,
                                                                                     1999             1998
                                                                                -------------    -------------
ASSETS
Current assets
   Cash and cash equivalents                                                    $     1,448.2    $     1,008.7
Receivables, net                                                                      1,165.5          1,536.4
   Deferred membership commission costs                                                 229.8            253.0
   Deferred income taxes                                                                222.7            466.6
   Other current assets                                                               1,064.4            908.6
   Net assets of discontinued operations                                                  -              373.6
                                                                                -------------    -------------

Total current assets                                                                  4,130.6          4,546.9
                                                                                -------------    -------------

   Property and equipment, net                                                        1,314.0          1,432.8
Franchise agreements, net                                                             1,398.2          1,363.2
Goodwill, net                                                                         3,635.1          3,923.1
   Other intangibles, net                                                               707.2            757.1
   Other assets                                                                       1,074.8            681.5
                                                                                -------------    -------------

Total assets exclusive of assets under programs                                      12,259.9         12,704.6
                                                                                -------------    -------------

Assets under management and mortgage programs
   Cash                                                                               1,614.5               -
   Due from Avis Rent A Car, Inc.                                                        30.6               -
   Net investment in leases and leased vehicles                                           -            3,801.1
   Relocation receivables                                                               571.0            659.1
   Mortgage loans held for sale                                                       2,160.0          2,416.0
   Mortgage servicing rights                                                            835.9            635.7
                                                                                -------------    -------------

                                                                                      5,212.0          7,511.9
                                                                                -------------    -------------

TOTAL ASSETS                                                                    $    17,471.9    $    20,216.5
                                                                                =============    =============



          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                                   JUNE 30,      DECEMBER 31,
                                                                                    1999              1998
                                                                                -------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable and o ther current liabilities                               $     1,245.1    $     1,517.5
   Deferred income                                                                    1,442.6          1,354.2
                                                                                -------------    -------------

Total current liabilities                                                             2,687.7          2,871.7
                                                                                -------------    -------------

   Deferred income                                                                      264.5            233.9
   Long-term debt                                                                     3,344.0          3,362.9
   Deferred income taxes                                                                 54.5             77.2
   Other non-current liabilities                                                         82.4            125.3
                                                                                -------------    -------------

Total liabilities exclusive of liabilities under programs                             6,433.1          6,671.0
                                                                                -------------    -------------

Liabilities under management and mortgage programs
   Debt                                                                               4,541.7          6,896.8
                                                                                -------------    --------------
   Deferred income taxes                                                                198.3            341.0
                                                                                -------------    -------------

Mandatorily redeemable preferred securities issued by subsidiary                      1,474.6          1,472.1

Commitments and contingencies (Note 9)

Shareholders' equity
   Preferred stock, $.01 par value - authorized 10 million shares;
     none issued and outstanding                                                         -                 -
   Common stock, $.01 par value - authorized 2 billion shares;
     issued 864,985,213 and 860,551,783 shares                                            8.7              8.6
   Additional paid-in capital                                                         3,995.7          3,863.4
   Retained earnings                                                                  2,704.5          1,480.2
   Accumulated other comprehensive loss                                                (95.1)            (49.4)
   Treasury stock, at cost, 95,905,374 and 27,270,708 shares                        (1,789.6)           (467.2)
                                                                                -------------    --------------

Total shareholders' equity                                                            4,824.2          4,835.6
                                                                                -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $    17,471.9    $    20,216.5
                                                                                =============    =============



          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                    1999              1998
                                                                                --------------    -------------
OPERATING ACTIVITIES
Net income                                                                      $    1,224.3     $       325.9
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities from continuing operations:
Loss from discontinued operations, net of tax                                            -                12.9
Gain on sale of discontinued operations, net of tax                                   (181.0)               -
Depreciation and amortization                                                          189.6             152.4
Merger-related costs and other unusual charges (credits)                                (1.3)            (24.4)
Payments of merger-related costs and other unusual
   charge liabilities                                                                  (10.7)           (115.2)
Net gain on disposition of businesses                                                 (749.5)              -
Other, net                                                                            (132.6)            (99.5)
                                                                                -------------    --------------
NET CASH PROVIDED BY CONTINUING OPERATIONS EXCLUSIVE OF
   MANAGEMENT AND MORTGAGE PROGRAMS                                                    338.8             252.1
                                                                                ------------     -------------

Management and mortgage programs:
   Depreciation and amortization                                                       639.1             610.7
   Origination of mortgage loans                                                   (14,519.7)        (11,477.0)
   Proceeds on sale and payments from mortgage loans
     held for sale                                                                  14,775.7          10,359.4
                                                                                ------------     -------------
                                                                                       895.1            (506.9)
                                                                                ------------     --------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF
   CONTINUING OPERATIONS                                                             1,233.9            (254.8)
                                                                                ------------     --------------

INVESTING ACTIVITIES
Property and equipment additions                                                      (129.9)           (167.2)
Investments                                                                              -              (107.2)
Net change in marketable securities                                                      -               (11.2)
Net assets acquired (net of cash acquired) and
   acquisition-related payments                                                       (142.5)         (2,669.9)
Net proceeds from disposition of businesses                                          2,614.7               -
Other, net                                                                              30.5              48.7
                                                                                ------------     -------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS
   EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                                     2,372.8          (2,906.8)
                                                                                ------------     --------------

Management and mortgage programs:
   Investment in leases and leased vehicles                                         (2,378.1)         (1,337.3)
   Proceeds from disposal of leases and leased vehicles                              1,529.2             475.2
   Proceeds from sales and transfers of leases and leased vehicles
     to third parties                                                                   74.8              27.3
   Equity advances on homes under management                                        (3,474.8)         (3,293.4)
   Repayment on advances on homes under management                                   3,505.4           3,483.1
   Additions to mortgage servicing rights                                             (371.1)           (220.4)
   Proceeds from sales of mortgage servicing rights                                    124.3              53.6
                                                                                ------------     -------------
                                                                                      (990.3)           (811.9)
                                                                                -------------    --------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS         1,382.5          (3,718.7)
                                                                                -------------    --------------


          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (IN MILLIONS)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                ------------------------------
                                                                                    1999              1998
                                                                                -------------    -------------
FINANCING ACTIVITIES
Principal payments on borrowings, net                                           $       (1.4)    $      (369.0)
Proceeds from borrowings under term loan facility                                        -             3,266.9
Debt financing costs                                                                    (5.3)              -
Issuance of common stock                                                                52.2             152.3
Purchases of common stock                                                           (1,342.1)              -
Proceeds from mandatorily redeemable preferred securities
   issued by subsidiary, net                                                             -             1,446.7
                                                                                -------------    -------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES OF CONTINUING
   OPERATIONS EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                         (1,296.6)          4,496.9
                                                                                -------------    -------------

Management and mortgage programs:
   Proceeds received for debt repayment
     in connection with fleet segment disposition                                    3,016.9               -
   Proceeds from debt issuance or borrowings                                          3,067.6          1,659.5
   Principal payments on borrowings                                                 (4,654.5)         (1,125.5)
   Net change in short-term borrowings                                                (763.2)            693.4
                                                                                -------------    -------------

                                                                                       666.8           1,227.4
                                                                                ------------     -------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES OF CONTINUING
   OPERATIONS                                                                         (629.8)          5,724.3
                                                                                -------------    -------------

Effect of changes in exchange rates on cash and cash
   equivalents                                                                          67.4             (15.5)

Cash used in discontinued operations                                                     -              (274.0)
                                                                                -------------    --------------

Net increase in cash and cash equivalents                                            2,054.0           1,461.3

Cash and cash equivalents, beginning of period                                       1,008.7              67.0
                                                                                ------------     -------------

Cash and cash equivalents, end of period                                        $    3,062.7     $     1,528.3
                                                                                ============     =============


          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The consolidated balance sheet of Cendant Corporation and subsidiaries (the "Company") as of June 30, 1999, the consolidated statements of income for the three and six months ended June 30, 1999 and 1998 and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. There were no adjustments of an unusual nature except for those discussed in Note 6 and also, during the three months ended June 30, 1999, the Company changed the amortization period for customer acquisition costs related to accidental death and dismemberment insurance products, which resulted in a reduction in expenses of $8.2 million ($5.3 million, after tax or $0.01 per diluted share). The change was based upon new information becoming available to determine customer retention rates. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements include the accounts and transactions of the Company and all wholly owned subsidiaries and have been amended to reverse the classification of Entertainment Publications, Inc. ("EPub"), a company subsidiary, as a discontinued operation. In September 1999, the Company entered into a definitive agreement to sell EPub. However, the transaction was structured in a manner that precluded EPub from being classified as a discontinued operation (see Note 13 "Subsequent Events - Dispositions of Businesses - EPub"). Accordingly, the operating results of EPub have been reclassified from discontinued operations to continuing operations for all reporting periods presented. The amended consolidated financial statements presented herein are the Company's historical financial statements for the periods presented.

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

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                          -----------------------       ----------------------
    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                 1999          1998             1999        1998
                                                          --------      ---------       ---------   ----------
     Income from continuing operations                    $  874.0      $  154.9        $ 1,043.3   $    338.8
     Convertible debt interest, net of tax                     2.8           3.2              5.6          8.0
                                                          --------      --------        ---------   ----------
     Income from continuing operations, as adjusted       $  876.8      $  158.1        $ 1,048.9   $    346.8
                                                          ========      ========        =========   ==========

     Weighted average shares
       Basic                                                 769.5         850.8            784.7        844.8
       Potential dilution of common stock:
          Stock options                                       36.2          29.1             36.2         38.1
          Convertible debt                                    18.0          21.0             18.0         24.9
                                                          --------      --------        ---------   ----------
       Diluted                                               823.7         900.9            838.9        907.8
                                                          ========      ========        =========   ==========

     EPS - continuing operations
       Basic                                              $   1.14      $   0.18        $    1.33   $     0.40
                                                          ========      ========        =========   ==========
       Diluted                                            $   1.06      $   0.18        $    1.25   $     0.38
                                                          ========      ========        =========   ==========

3.   COMPREHENSIVE INCOME

     Components of comprehensive income (loss) are summarized as follows:

                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                          -----------------------       -----------------------
    (IN MILLIONS)                                             1999         1998            1999         1998
                                                          -----------    ---------      ---------    ---------
     Net income                                           $     862.3    $   153.0      $ 1,224.3    $  325.9
     Other comprehensive income (loss):
       Currency translation adjustment                           15.1          0.2          (53.3)      (10.1)
       Unrealized holding gains on marketable securities         10.0          0.2            7.6         0.2
                                                          -----------    ---------      ---------    ---------
     Comprehensive income                                 $     887.4    $   153.4      $ 1,178.6    $  316.0
                                                          ===========    =========      =========    =========

     The components of accumulated other comprehensive loss for the six months ended June 30, 1999 are as follows:

                                                            NET UNREALIZED                        ACCUMULATED
                                                               GAIN ON           CURRENCY            OTHER
                                                              MARKETABLE        TRANSLATION      COMPREHENSIVE
     (IN MILLIONS)                                             SECURITIES       ADJUSTMENT             LOSS
                                                          -----------------     ----------       --------------
     Balance, January 1, 1999                             $           -         $    (49.4)          $  (49.4)
     Current period change                                            7.6            (53.3)             (45.7)
                                                          -----------------     -----------      --------------
     Balance, June 30, 1999                               $           7.6       $   (102.7)          $  (95.1)
                                                          =================     ===========      ==============

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

                                                                       SIX MONTHS ENDED
     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                             JUNE 30, 1998
                                                                       -----------------
     Net revenues                                                        $     2,608.8
     Income from continuing operations                                           336.2
     Net income (1)                                                              323.3

     Per share information:
     Basic
       Income from continuing operations                                 $        0.40
       Net income (1)                                                    $        0.38
       Weighted average shares                                                   844.8
     Diluted
       Income from continuing operations                                 $        0.38
       Net income (1)                                                    $        0.37
       Weighted average shares                                                   907.8

    -------------

     (1) Includes a loss from discontinued operations, net of tax, of $12.9 million ($0.01 per diluted share).

     5.  DISCONTINUED OPERATIONS

     On April 21, 1999, (the "Measurement Date"), the Company announced that its Board of Directors approved management's plan to pursue the sale of its EPub business unit, a wholly-owned subsidiary of the Company. At such time, the Company reclassified EPub to discontinued operations for all prior-reporting periods. The Company expected to realize a gain on sale and, accordingly, $6.9 million of EPub's net operating losses were deferred subsequent to the Measurement Date through June 30, 1999.

     In September 1999, the Company entered into a definitive agreement to sell EPub. However the sale transaction was structured in a manner that precluded EPub from being classified as a discontinued operation (see Note 13 Subsequent Events - Dispositions of Businesses - EPub). As a result, the deferral of EPub's operating losses against the expected gain on sale has been reversed and reclassified to continuing operations. Accordingly, in the second quarter of 1999, income from continuing operations has been reduced by $6.9 million and a corresponding gain on sale from discontinued operations was recognized.

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

     Summarized financial data of discontinued operations are as follows:

     STATEMENT OF INCOME DATA:
     (IN MILLIONS)

                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                            -------------------------------     ------------------------------
                                                      JUNE 30, 1998                      JUNE 30, 1998
                                            -------------------------------     ------------------------------
                                                  CDS            HEBDO MAG           CDS            HEBDO MAG
                                            -------------     -------------     ------------     -------------
     Net revenues                           $       130.4     $        74.4     $      226.3     $       137.2
                                            -------------     -------------     ------------     -------------

     Income (loss) before income taxes              (10.5)             11.4            (37.1)             20.6
     Provision for (benefit from) income taxes       (3.5)              6.3            (13.2)              9.6
                                            --------------    -------------     -------------    -------------
     Net income (loss)                      $        (7.0)    $         5.1     $      (23.9)    $        11.0
                                            ==============    =============     =============    =============

     The Company allocated $0.3 million and $10.3 million of interest expense to discontinued operations for the six months ended June 30, 1999 and 1998, respectively. Such interest expense represents the cost of funds associated with businesses acquired by the discontinued business segments at an interest rate consistent with the Company's consolidated effective borrowing rate.

     BALANCE SHEET DATA:
     (IN MILLIONS)
                                                  DECEMBER 31, 1998
                                                  -----------------
                                                         CDS
                                                  -----------------
     Current assets                               $          284.9
     Goodwill                                                105.7
     Other assets                                             88.2
     Total liabilities                                      (105.2)
                                                 ------------------
     Net assets of discontinued operations       $           373.6
                                                 =================

6.   OTHER CHARGES

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

7.   DISPOSITION OF BUSINESSES

     FLEET SEGMENT
     On June 30, 1999, the Company completed the disposition of its fleet business segment ("fleet segment" or "fleet businesses"), which included PHH Vehicle Management Services Corporation, Wright Express Corporation, The Harpur Group, Ltd., and other subsidiaries pursuant to an agreement between PHH Corporation ("PHH"), a wholly-owned subsidiary of the Company, and Avis Rent A Car, Inc. ("ARAC").

     Pursuant to the agreement, ARAC acquired net assets of the fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360.0 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation ("Avis Fleet"), a wholly-owned subsidiary of ARAC. The transaction followed a competitive bidding process. Coincident to the closing of the transaction, ARAC refinanced the assumed debt under management programs which was payable to the Company. Accordingly, on June 30, 1999, the Company received additional consideration from ARAC of $3,047.5 million comprised of $3,016.9 million of cash proceeds and a $30.6 million note receivable. On such date, the Company used proceeds of $1,809.4 million to repay outstanding fleet segment financing arrangements. Additionally, in July 1999, the Company utilized cash proceeds from the transaction of $1,033.0 million (received in the form of a dividend payment from PHH) to substantially execute the "Dutch Auction" tender offer by the Company to purchase 50 million shares of Company common stock (See Note 10 - Shareholders' Equity). As of June 30, 1999, the remaining proceeds were designated to repay outstanding corporate debt as it matures, the borrowings of which had been loaned to the fleet segment to finance the purchases of leased vehicles and to finance other assets under management and mortgage programs.

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

     OTHER BUSINESSES
     During the second quarter of 1999, the Company completed the dispositions of certain businesses, including Match.com, National Leisure Group and National Library of Poetry. Aggregate consideration received on the dispositions of such businesses was comprised of $27.4 million in cash and $43.3 million of common stock. The Company realized a net gain of $34.7 million ($21.5 million, after tax), which is included in net gain on the disposition of businesses in the consolidated statements of income for the three and six months ended June 30, 1999.

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

10.  SHAREHOLDERS' EQUITY

     During the six months ended June 30, 1999, the Company's Board of Directors authorized an additional $600.0 million of Company common stock to be repurchased under a common share repurchase program, increasing the total authorized amount to be repurchased under the program to $1.6 billion. The Company has executed this program through open-market purchases or privately negotiated transactions, subject to bank credit facility covenants and certain rating agency constraints. As of June 30, 1999, the Company had repurchased $1.6 billion (83.9 million shares) of Company common stock under the program. (See Note 13 - Subsequent Events - Common Share Repurchases.)

11.  NEW ACCOUNTING STANDARD

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

12.  SEGMENT INFORMATION

     Management evaluates each segment's performance on a stand-alone basis based on a modification of earnings before interest, income taxes, depreciation and amortization. For this purpose, Adjusted EBITDA is defined as earnings before non-operating interest, income taxes, depreciation and amortization, adjusted to exclude the net gain on disposition of businesses and other items which are of a non-recurring or unusual nature, and are not measured in assessing segment performance or are not segment specific. The Company determined its reportable operating segments based primarily on the types of services it provides, the consumer base to which marketing efforts are directed and the methods used to sell services. Subsequent to the Company's June 30, 1999 disposition of its fleet segment, the Company has seven reportable operating segments which collectively comprise the Company's continuing operations. Inter-segment net revenues were not significant to the net revenues of any one segment or the consolidated net revenues of the Company. A description of the services provided within each of the Company's reportable operating segments is as follows:

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


     SEGMENT INFORMATION
     (IN MILLIONS)                                         THREE MONTHS ENDED JUNE 30,
                                      -------------------------------------------------------------------
                                                  1999                                1998
                                      ----------------------------         ------------------------------
                                                        ADJUSTED                               ADJUSTED
                                      REVENUES          EBITDA             REVENUES            EBITDA (6)
                                      --------         -----------         --------           -----------
     Travel                           $   289.6        $     146.5   (2)   $    263.6          $   135.7
     Real Estate Franchise                158.9              113.9              131.5              103.1
     Relocation                           106.8               34.2              110.2               26.4
     Mortgage                             106.6               49.7               94.0               44.8
     Individual Membership                243.8               17.1   (3)        209.6               40.9)
     Insurance/Wholesale                  143.0               50.0   (4)        136.8               35.5
     Other Services (1)                   236.6                5.6   (3,5)      236.2               28.0 (7)
     Fleet                                105.6               41.1               96.0               43.7
                                      ---------        -----------         ----------          ----------
     Total                            $ 1,390.9        $     458.1         $  1,277.9          $   376.3
                                      =========        ===========         ==========          ==========

                                                           SIX MONTHS ENDED JUNE 30,
                                      -------------------------------------------------------------------
                                                  1999                                1998
                                      ----------------------------         ------------------------------
                                                        ADJUSTED                               ADJUSTED
                                      REVENUES          EBITDA             REVENUES            EBITDA (9)
                                      --------         -----------         --------           -----------
     Travel                           $   561.6        $     291.2   (2)   $    529.2          $   284.8
     Real Estate Franchise                255.5              185.3              215.8              162.3
     Relocation                           197.7               52.1              209.9               52.0
     Mortgage                             199.8               93.7              172.0               82.3
     Individual Membership                487.2               29.0   (3)        413.7              (56.8)
     Insurance/Wholesale                  282.7               88.3   (4)        270.8               74.6
     Other Services (1)                   516.4               70.5   (3,8)      403.3               70.0 (7)
     Fleet                                207.4               80.8              192.6               91.3
                                      ---------        -----------         ----------          ----------
     Total                            $ 2,708.3        $     890.9         $  2,407.3          $   760.5
                                      =========        ===========         ==========          =========

     ---------------
         (1) Includes the financial results of NPC from the April 27, 1998 acquisition date.
         (2) Excludes a $23.0 million non-recurring charge in connection with the transition of the Company's lodging franchisees to a Company-sponsored property management system.
         (3) Excludes a pre-tax gain of $34.1 million recorded within the Individual Membership segment on the disposition of Match.com and a pre-tax gain of $715.4 million recorded within the Other Services segment on the dispositions of the fleet segment, National Library of Poetry and National Leisure Group, which were sold in the second quarter of 1999.
         (4) Includes an $8.2 million reduction in expenses resulting from a change in the estimated amortization lives of accidental death and dismemberment customer acquisition costs.
         (5)  Excludes $6.5 million of investigation-related costs.
         (6) Excludes a net credit of $27.5 million associated with changes in the estimate of costs to be incurred in connection with previously recorded merger-related costs and other unusual charges. The aforementioned net credit was comprised of $5.4 million, $1.0 million, $25.3 million and $1.3 million of credits within the Travel, Real Estate Franchise, Other Services and Fleet segments, respectively, and $3.7 million and $1.8 million of charges incurred within the Relocation and Mortgage segments, respectively.
         (7) Excludes $32.2 million of investigation-related costs, including $12.7 million of incremental financing costs.
         (8) Excludes (i) $8.2 million of investigation-related costs; (ii) a $7.0 million write-off of deferred acquisition costs incurred in connection with the termination of the proposed acquisition of RACMS; and (iii) a $1.3 million gain on the sale of Essex which has been recorded as a credit to merger-related costs and other unusual charges.
         (9) Excludes a net credit of $24.4 million associated with changes in the estimate of costs to be incurred in connection with previously recorded merger-related costs and other unusual charges. The aforementioned net credit was comprised of $5.4 million, $1.0 million, $24.1 million and $1.3 million of credits within the Travel, Real Estate Franchise, Other Services and Fleet segments, respectively, and $3.7 million and $3.7 million of charges incurred within the Relocation and Mortgage segments, respectively.

     Provided below is a reconciliation of total Adjusted EBITDA for reportable operating segments for the three and six months ended June 30, 1999 and 1998 to the consolidated amounts.

                                                                             THREE MONTHS ENDED JUNE 30,
                                                                             -----------------------------
     (IN MILLIONS)                                                               1999              1998
                                                                             -----------         ---------
     Adjusted EBITDA for reportable segments                                 $     458.1          $  376.3
     Depreciation and amortization                                                  96.5              86.6
     Other charges
       Merger-related costs and other unusual charges (credits)                     23.0             (27.5)
       Investigation-related financing costs                                         -                12.7
       Other investigation-related costs                                             6.5              19.5
     Interest, net                                                                  54.1              22.9
     Net gain on disposition of businesses                                        (749.5)              -
                                                                             ------------        ---------
     Consolidated income from continuing operations before
       income taxes and minority interest                                    $   1,027.5           $ 262.1
                                                                             ===========         =========

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                             -----------------------------
     (IN MILLIONS)                                                               1999              1998
                                                                             -----------         ---------
     Adjusted EBITDA for reportable segments                                 $     890.9          $  760.5
     Depreciation and amortization                                                 189.6             152.4
     Other charges
       Merger-related costs and other unusual charges (credits)                     21.7             (24.4)
       Investigation-related financing costs                                         -                12.7
       Other investigation-related costs                                             8.2              19.5
       Termination of proposed acquisition                                           7.0                 -
     Interest, net                                                                 102.3              41.9
     Net gain on disposition of businesses                                        (749.5)                -
                                                                             ------------        ---------
     Consolidated income from continuing operations before
       income taxes and minority interest                                    $   1,311.6           $ 558.4
                                                                             ===========         =========

13.  SUBSEQUENT EVENTS

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

         Central Credit, Inc. On September 3, 1999, the Company completed the sale of its Central Credit, Inc. business unit for $44.0 million in cash and realized a pre-tax gain on sale of $3.9 million. Upon the initial execution of the definitive agreement to sell CCI, on June 30, 1999, the Company recorded an additional tax provision of $14.5 million with a corresponding deferred tax liability in the second quarter of 1999, which was when the recognition of such deferred tax liability became apparent. CCI is the leading provider of gaiming patron credit information services to casinos.

         Global Refund Group. On August 24, 1999, the Company completed the sale of its Global Refund Group subsidiary ("Global Refund") for approximately $160.0 million in cash. Global Refund, formerly known as Europe Tax Free Shopping, is the world's largest value-added refund services company.

         Spark Services, Inc. On August 12, 1999, the Company completed the sale of its Spark Services subsidiary for approximately $34.6 million in cash and realized a gain on sale of $7.6 million ($2.3 million, after tax) during the third quarter of 1999.

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

We operate in four principal divisions - travel related services, real estate related services, direct marketing services and other consumer and business services. Our businesses provide a wide range of complementary consumer and business services, which together represent eight business segments. The travel services businesses facilitate vacation timeshare exchanges, manage corporate and government vehicle fleets, and franchise car rental and hotel businesses; the real estate related services businesses franchise real estate brokerage businesses, provide home buyers with mortgages and assist in employee relocation; and the direct marketing services businesses provide an array of value driven products and services. Our other consumer and business services include our tax preparation services franchise, information technology services, car parking facility services, vehicle emergency support and rescue services, discount coupon books, credit information services, financial products and other consumer-related services.

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

On September 15, 1999, we donated Netmarket, Inc. ("NGI") outstanding common stock to a charitable trust and NGI began operations as an independent company that will pursue the development of our interactive on-line businesses formerly within our direct marketing division. NGI will own, operate, develop and expand the on-line membership businesses. We donated NGI's outstanding common stock to a charitable trust and retained an ownership of a convertible preferred stock of NGI, which is ultimately exchangeable, at our option, into 78% of NGI's diluted common share (see "Liquidity and Capital Resources - Investment in Netmarket, Inc."). Accordingly, as a result of the change of ownership NGI's operating results will no longer be included in our consolidated financial statements.

RESULTS OF OPERATIONS -     THREE MONTHS ENDED JUNE 30, 1999
                                             VS.
                            THREE MONTHS ENDED JUNE 30, 1998

CONSOLIDATED RESULTS
(Dollars in millions)
                                                                     THREE MONTHS ENDED JUNE 30,
                                                             1999                1998           % CHANGE
                                                          ----------         -----------       ------------
Net revenues                                              $  1,390.9         $   1,277.9               9%
                                                          ----------         -----------

Expenses
  Operating                                                    454.9               456.5               -
  Marketing and reservation                                    287.9               291.3              (1%)
  General and administrative                                   190.0               153.8              24%
                                                          ----------         -----------
                                                               932.8               901.6               3%
                                                          ----------         -----------
Adjusted EBITDA                                                458.1               376.3              22%
Depreciation and amortization expense                           96.5                86.6              11%
Other charges
   Merger-related costs and other unusual
     charges (credits)                                          23.0               (27.5)              *
   Investigation-related financing costs                         -                  12.7               *
   Other investigation-related costs                             6.5                19.5               *
Interest expense, net                                           54.1                22.9             136%
Net gain on disposition of businesses                         (749.5)                -                 *
                                                          -----------        -----------
Pre-tax income from continuing operations
   before minority interest                                  1,027.5               262.1               *
Provision for income taxes                                     138.0                92.3              50%
Minority interest, net of tax                                   15.5                14.9               4%
                                                          ----------         -----------
Income from continuing operations                              874.0               154.9               *
Income (loss) from discontinued operations, net of tax           -                  (1.9)              *
Loss on sale of discontinued operations, net of tax            (11.7)                -                 *
                                                          -----------        -----------
Net income                                                $    862.3         $     153.0               *
                                                          ==========         ===========

---------
*     Not meaningful.

REVENUES AND ADJUSTED EBITDA

Revenues increased $113.0 million (9%) in second quarter 1999 compared to second quarter 1998, which reflected growth in substantially all of our reportable operating segments. Adjusted EBITDA also increased $81.8 million (22%) for the same periods. Significant contributing factors which gave rise to such increases included substantial growth in the volume of mortgage services provided and an increase in the amount of royalty fees received from our franchised brands, within both our travel and real estate franchise segments. In addition, we experienced strong growth and efficiencies within our direct marketing businesses. A detailed discussion of revenues and Adjusted EBITDA trends from 1998 to 1999 is included in the section entitled "Results of Reportable Operating Segments - Second Quarter 1999 vs. Second Quarter 1998."

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased $9.9 million (11%) in second quarter 1999 compared to second quarter 1998 primarily as a result of increased capital spending during 1998 to support continued growth and enhance marketing opportunities in our businesses.

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

INTEREST EXPENSE, NET AND MINORITY INTEREST, NET OF TAX

Interest expense, net, and minority interest, net of tax, increased $31.2 million (136%) and $0.6 million (4%), respectively, in second quarter 1999 compared to second quarter 1998. The increase in interest expense is principally attributable to higher borrowing costs as well as an increase in the average debt balances outstanding during 1999 as compared to 1998. The average debt balances in 1999 were comprised of longer-term fixed rate debt as compared to 1998, which substantially contributed to the increase in cost of funds. Minority interest, net of tax, is primarily related to the preferred dividends payable in cash on our FELINE PRIDES and the trust preferred securities issued in March 1998 (see "Liquidity and Capital Resources - Financing Exclusive of Management and Mortgage Financing - FELINE PRIDES and Trust Preferred Securities").

NET GAIN ON DISPOSITION OF BUSINESSES

See "Liquidity and Capital Resources - Divestitures" for a discussion regarding the dispositions of certain businesses during second quarter 1999 and the resulting net gain from such dispositions.

PROVISION FOR INCOME TAXES

Our effective tax rate was reduced from 35.2% in 1998 to 13.4% in 1999 due to the impact of the disposition of our fleet businesses which was accounted for as a tax-free merger for tax purposes. Accordingly, minimal income taxes were provided on the net gain realized upon disposition.

DISCONTINUED OPERATIONS

Pursuant to our program to divest non-strategic businesses and assets, we sold our consumer software and classified advertising businesses in January 1999 and December 1998, respectively (see "Liquidity and Capital Resources Divestitures - Discontinued Operations"). The operating results of the consumer software business during 1999, through the date of sale (January 12, 1999) were not material. In 1998, loss from discontinued operations, net of tax, was $1.9 million and was comprised of the following operating results:

                                        THREE MONTHS ENDED JUNE 30,
                                    -----------------------------------
                                                   1998
                                    -----------------------------------
                                      CONSUMER             CLASSIFIED
(In millions)                         SOFTWARE             ADVERTISING
                                    -------------         -------------
Net revenues                        $       130.4         $        74.4
Net income (loss)                            (7.0)                  5.1

During second quarter 1999, we recorded an $18.6 million reduction to the gain on sale of discontinued operations related to the disposition of our consumer software business, in connection with the settlement of certain post closing adjustments.

On April 21, 1999, (the "Measurement Date"), we announced that our Board of Directors approved management's plan to pursue the sale of Entertainment Publications, Inc. ("EPub"), our wholly-owned subsidiary. At such time, we had reclassified EPub to discontinued operations for all prior-reporting periods. We expected to realize a gain on sale and, accordingly, $6.9 million of EPub's net operating losses were deferred subsequent to the Measurement Date through June 30, 1999.

RESULTS OF REPORTABLE OPERATING SEGMENTS - SECOND QUARTER 1999 VS. SECOND QUARTER 1998

The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-operating interest, income taxes, depreciation and amortization, adjusted to exclude the net gain on disposition of businesses and other items which are of a non-recurring or unusual nature, and are not included in assessing segment performance or are not segment specific. Our management believes such discussion is the most informative representation of how management evaluates performance. We identified our reportable operating segments based primarily on the types of services we provide, the consumer base to which marketing efforts are directed and the methods we use to sell services. Subsequent to the June 30, 1999 disposition of our fleet segment, we have seven reportable operating segments, which collectively will comprise our continuing operations. For additional information, including a description of the services provided in each of our reportable operating segments, see Note 12 to the consolidated financial statements.

 (Dollars in millions)
                               REVENUES                              ADJUSTED EBITDA                     ADJUSTED EBITDA
                  -----------------------------------     ---------------------------------------              MARGIN
                                                 %                                         %         ----------------------
                    1999          1998        CHANGE        1999           1998 (5)      CHANGE       1999         1998
                  ---------   ----------    ---------     --------     -------------    ---------    -------   ------------
Travel            $   289.6   $   263.6          10%      $  146.5  (1)      $ 135.7          8%       51%           51%
Real Estate
    Franchise         158.9       131.5          21%         113.9             103.1         11%       72%           78%
Relocation            106.8       110.2          (3%)         34.2              26.4         30%       32%           24%
Mortgage              106.6        94.0          13%          49.7              44.8         11%       47%           48%
Individual
   Membership         243.8       209.6          16%          17.1  (2)        (40.9)         *         7%          (20%)
Insurance/
   Wholesale          143.0       136.8           5%          50.0  (3)         35.5         41%       35%           26%
Other Services        236.6       236.2           -            5.6  (2,4)       28.0  (6)   (80%)       2%           12%
Fleet                 105.6        96.0          10%          41.1              43.7         (6%)      39%           46%
                  ---------   ---------                   --------           -------
Total             $ 1,390.9   $ 1,277.9           9%      $  458.1           $ 376.3         22%       33%           29%
                  =========   =========                   ========           =======

-----------------

(1) Excludes a $23.0 million non-recurring charge in connection with the transition of our lodging franchisees to a Company-sponsored property management system.
(2) Excludes a pre-tax gain of $34.1 million recorded within the Individual Membership segment on the disposition of Match.com and a pre-tax gain of $715.4 million recorded within the Other Services segment on the dispositions of the fleet segment, National Library of Poetry and National Leisure Group, which were sold in the second quarter of 1999.
(3) Includes an $8.2 million reduction in expenses resulting from a change in the estimated amortization lives of accidental death and dismemberment customer acquisition costs.
(4)  Excludes $6.5 million of investigation-related costs.
(5) Excludes a net credit of $27.5 million associated with changes in the estimate of costs to be incurred in connection with previously recorded merger-related costs and other unusual charges. The aforementioned net credit was comprised of $5.4 million, $1.0 million, $25.3 million and $1.3 million of credits within the Travel, Real Estate Franchise, Other Services and Fleet segments, respectively, and $3.7 million and $1.8 million of charges incurred within the Relocation and Mortgage segments, respectively.
(6) Excludes $32.2 million of investigation-related costs, including $12.7 million of incremental financing costs.

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

REAL ESTATE FRANCHISE

Revenues and Adjusted EBITDA increased $27.4 million (21%) and $10.8 million (11%), respectively, in second quarter 1999 compared to second quarter 1998. Royalty fees increased for the CENTURY 21(Registered Trademark), COLDWELL BANKER(Registered Trademark) and ERA(Registered Trademark) franchise brands collectively by $13.2 million (12%) primarily as a result of a 5% increase in home sale transactions by franchisees and a 6% increase in the average price of homes sold. Home sales by franchisees benefited from strong second quarter 1999 existing U.S. home sales, as well as from expansion of our franchise system. In second quarter 1999, the financial results of the national advertising funds for the COLDWELL BANKER and ERA brands (the "Advertising Funds") were consolidated into the financial results of the Real Estate Franchise segment, which increased revenues by $14.7 million (11%) and increased expenses by the same amount, with no impact on Adjusted EBITDA. The Advertising Funds spend most of their revenues on marketing and advertising expenses for their respective franchise brands. The consolidation of the advertising funds resulted in a 7% decline in the Adjusted EBITDA margin. Revenues from Preferred Alliances declined $9.8 million as a result of significant initial fees received in 1998. This decrease was offset by a $10.0 million gain on the sale of preferred stock of NRT Incorporated, the independent company we helped form in 1997 to serve as a consolidator of residential real estate brokerages. Since most costs associated with the real estate franchise business do not vary significantly with home sale volume or revenues, the increase in revenues contributed to an improvement of the Adjusted EBITDA margin from 78% in 1998 to 79% in 1999, prior to the consolidation of the Advertising Funds.

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

OTHER SERVICES

Revenues remained relatively unchanged and Adjusted EBITDA decreased $22.4 million (80%) in second quarter 1999 compared to second quarter 1998. National Parking Corporation ("NPC"), the largest private car park operator in the UK, which we acquired in April 1998, contributed an incremental $13.4 million of revenues in second quarter 1999 compared to second quarter 1998. Increased revenues from NPC were substantially offset by a decrease in income from financial investments and the impact of divested operations, including the sales of our Essex financial products distribution business in January 1999 and our National Leisure Group travel-package subsidiary in May 1999. The decrease in Adjusted EBITDA was primarily due to the revenue decreases discussed above and lower earnings from Jackson Hewitt, our tax preparation franchise subsidiary. The decreases in Adjusted EBITDA were partially offset by a $13.1 million increase from NPC, which was included for all three months of second quarter 1999.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999
                                       VS.
                        SIX MONTHS ENDED JUNE 30, 1998

CONSOLIDATED RESULTS
(Dollars in millions)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                          --------------------------------------------------
                                                             1999                1998           % CHANGE
                                                          ----------         ------------       -----------
Net revenues                                              $  2,708.3         $   2,407.3              13%
                                                          ----------         -----------

Expenses
  Operating                                                    911.8               791.0              15%
  Marketing and reservation                                    550.1               556.0              (1%)
  General and administrative                                   355.5               299.8              19%
                                                          ----------         -----------
                                                             1,817.4             1,646.8              10%
                                                          ----------         -----------
Adjusted EBITDA                                                890.9               760.5              17%
Depreciation and amortization expense                          189.6               152.4              24%
Other charges
   Merger-related costs and other unusual
     charges (credits)                                          21.7               (24.4)              *
   Investigation-related financing costs                         -                  12.7               *
   Other investigation-related costs                             8.2                19.5               *
   Termination of proposed acquisition                           7.0                 -                 *
Interest expense, net                                          102.3                41.9             144%
Net gain on disposition of businesses                         (749.5)                -                 *
                                                          -----------        -----------
Pre-tax income from continuing operations
   before minority interest                                  1,311.6               558.4               *
Provision for income taxes                                     237.9               199.8              19%
Minority interest, net of tax                                   30.4                19.8              54%
                                                          ----------         -----------
Income from continuing operations                            1,043.3               338.8               *
Income (loss) from discontinued operations, net of tax           -                 (12.9)              *
Net gain on sale of discontinued operations, net of tax        181.0                 -                 *
                                                          ----------         -----------
Net income                                                $  1,224.3         $     325.9               *
                                                          ==========         ===========

---------
*     Not meaningful.

REVENUES AND ADJUSTED EBITDA

Revenues increased $301.0 million (13%) during the six months ended June 30, 1999 compared to the six months ended June 30, 1998, which reflected growth in substantially all of our reportable operating segments. Adjusted EBITDA also increased $130.4 million (17%) for the same periods. Significant contributing factors which gave rise to such increases included substantial growth in the volume of mortgage services provided and an increase in the amount of royalty fees received from our franchised brands, within both our travel and real estate franchise segments. In addition, we experienced strong growth and efficiencies within our direct marketing businesses. Revenues and Adjusted EBITDA included the operating results of National Parking Corporation Limited ("NPC"), which was acquired in April 1998, for all six months in 1999 compared to the post acquisition period in 1998. A detailed discussion of revenues and Adjusted EBITDA trends from 1998 to 1999 is included in the section entitled "Results of Reportable Operating Segments - Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998".

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased $37.2 million (24%) during the six months ended June 30, 1999 compared to the prior year period as a result of incremental amortization of goodwill and other intangible assets from 1998 acquisitions and increased capital spending in 1998 primarily to support continued growth and enhance marketing opportunities in our businesses.

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

INTEREST EXPENSE, NET AND MINORITY INTEREST, NET OF TAX

Interest expense, net, and minority interest, net of tax, increased $60.4 million (144%) and $10.6 million (54%), respectively, during the six months ended June 30, 1999 when compared with the same period in 1998. The increase in interest expense is principally attributable to higher borrowing costs as well as an increase in the average debt balances outstanding during 1999 as compared to 1998. The composition of average debt balances during 1999 included longer-term fixed rate debt carrying higher interest rates as compared to 1998. The higher average debt balance carried during 1999 is principally reflective of incremental borrowings used to finance the April 1998 acquisition of NPC. Minority interest, net of tax, is primarily related to the preferred dividends payable in cash on our FELINE PRIDES and the trust preferred securities issued in March 1998 (see "Liquidity and Capital Resources - Financing Exclusive of Management and Mortgage Financing - FELINE PRIDES and Trust Preferred Securities").

NET GAIN ON DISPOSITION OF BUSINESSES

See "Liquidity and Capital Resources - Divestitures" for a discussion regarding the dispositions of certain businesses during the six months ended June 30, 1999 and the resulting net gain from such dispositions.

PROVISION FOR INCOME TAXES

Our effective tax rate was reduced from 35.8% in 1998 to 18.1% in 1999 due to the impact of the disposition of our fleet businesses which were accounted for as a tax-free merger for tax purposes. Accordingly, minimal income taxes were provided on the net gain realized upon disposition.

DISCONTINUED OPERATIONS

Pursuant to our program to divest non-strategic businesses and assets, we sold our consumer software and classified advertising businesses in January 1999 and December 1998, respectively (see "Liquidity and Capital Resources Divestitures - Discontinued Operations"). The operating results of the consumer software business during 1999, through the date of sale (January 12, 1999) were not material. In 1998, loss from discontinued operations, net of tax, was $12.9 million and was comprised of the following operating results:

                                         SIX MONTHS ENDED JUNE 30,
                                    -----------------------------------
                                                   1998
                                    -----------------------------------
                                      CONSUMER             CLASSIFIED
(In millions)                         SOFTWARE             ADVERTISING
                                    -------------         -------------
Net revenues                        $       226.3         $       137.2
Net income (loss)                           (23.9)                 11.0

We recorded a $192.7 million gain, net of tax, on the sale of discontinued operations in the first quarter of 1999, related to the disposition of our consumer software business, coincident with the closing of the transaction. We recorded an $18.6 million reduction to the gain in the second quarter of 1999 in connection with the settlement of certain post closing adjustments.

RESULTS OF REPORTABLE OPERATING SEGMENTS - SIX MONTHS ENDED JUNE 30, 1999
                                                          VS.
                                           SIX MONTHS ENDED JUNE 30, 1998

(Dollars in millions)
                                REVENUES                             ADJUSTED EBITDA               ADJUSTED EBITDA
                  -----------------------------------     -----------------------------------           MARGIN
                                                %                                       %        ------------------
                    1999          1998        CHANGE        1999       1998 (5)      CHANGE        1999       1998
                  ---------    ---------    ---------     --------     ---------    ---------    ---------  -------
Travel            $   561.6    $   529.2          6%      $  291.2 (1)  $ 284.8          2%           52%     54%
Real Estate
    Franchise         255.5        215.8         18%         185.3        162.3         14%           73%     75%
Relocation            197.7        209.9         (6%)         52.1         52.0          -            26%     25%
Mortgage              199.8        172.0         16%          93.7         82.3         14%           47%     48%
Individual
   Membership         487.2        413.7         18%          29.0 (2)    (56.8)         *             6%     *
Insurance/
   Wholesale          282.7        270.8          4%          88.3 (3)     74.6         18%           31%     28%
Other Services        516.4        403.3         28%          70.5 (2,4)   70.0 (6)      1%           14%     17%
Fleet                 207.4        192.6          8%          80.8         91.3        (12%)          39%     47%
                  ---------    ---------                  --------     --------
Total             $ 2,708.3    $ 2,407.3         13%      $  890.9     $  760.5         17%           33%     32%
                  =========    =========                  ========     ========

-----------------
(1) Excludes a $23.0 million non-recurring charge incurred within the Travel segment in connection with the transition of our lodging franchisees to a Company-sponsored property management system.
(2) Excludes a pre-tax gain of $34.1 million recorded within the Individual Membership segment on the disposition of Match.com and a pre-tax gain of $715.4 million recorded within the Other Services segment on the dispositions of the fleet segment, National Library of Poetry and National Leisure Group, which were sold in the second quarter of 1999.
(3) Includes an $8.2 million reduction in expenses resulting from a change in the estimated amortization lives of accidental death and dismemberment customer acquisition costs.
(4) Excludes (i) $8.2 million of investigation-related costs; (ii) a $7.0 million write-off of deferred acquisition costs in connection with the termination of the proposed acquisition of RACMS; and (iii) a $1.3 million pre-tax gain on the sale of Essex which has been recorded as a credit to merger-related costs and other unusual charges.
(5) Excludes a net credit of $24.4 million associated with changes in the estimate of costs to be incurred in connection with previously recorded merger-related costs and other unusual charges. The aforementioned net credit was comprised of $5.4 million, $1.0 million, $24.1 million and $1.3 million of credits within the Travel, Real Estate Franchise, Other Services and Fleet segments, respectively, and $3.7 million and $3.7 million of charges incurred within the Relocation and Mortgage segments, respectively.
(6) Excludes $32.2 million of investigation-related costs, including $12.7 million of incremental financing costs.

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

REAL ESTATE FRANCHISE

Revenues and Adjusted EBITDA increased $39.7 million (18%) and $23.0 million (14%), respectively, in the first six months of 1999 compared to the first six months of 1998. Royalty fees increased for the COLDWELL BANKER(Registered Trademark) and ERA(Registered Trademark) franchise brands collectively by $25.3 million (14%) primarily as a result of a 9% increase in home sale transactions by franchisees and a 7% increase in the average price of homes sold. Home sales by franchisees benefited from strong first half 1999 existing U.S. home sales, as well as from expansion of our franchise system. Also, in second quarter 1999, the financial results of the national advertising funds for the COLDWELL BANKER and ERA brands (the "Advertising Funds") were consolidated into the Real Estate Franchise segment, which increased revenues by $14.7 million (7%) and increased expenses by the same amount, with no impact on Adjusted EBITDA. Revenues from Preferred Alliance declined $8.4 million compared to the first six months 1998 in which we received significant initial fees. This decrease was offset by a $10.0 million gain on the sale of preferred stock of NRT Incorporated, the independent company we helped form in 1997 to serve as a consolidator of residential real estate brokerages. Since most costs associated with the real estate franchise business do not vary significantly with home sale volume or revenues, the increase in revenues contributed to an improvement of the Adjusted EBITDA margin from 75% in 1998 to 77% in 1999, prior to the consolidation of the Advertising Funds. The Advertising Funds spend most of their revenues on marketing and advertising expenses. The inclusion of the Advertising Funds in revenues and expenses reduced the Adjusted EBITDA margin to 73% in 1999.

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

MORTGAGE

Revenues and Adjusted EBITDA increased $27.8 million (16%) and $11.4 million (14%), respectively, in the first six months of 1999 compared to the first six months of 1998, primarily due to substantial growth in mortgage originations. The Adjusted EBITDA margin decreased from 48% in 1998 to 47% in 1999 as higher revenues were offset by higher operating expenses related to increases in hiring, technology and capacity, which we planned to support continued growth. Mortgage closings increased $3.2 billion (28%) to $14.6 billion, while average production fees decreased 8 basis points, resulting in a $24.3 million net increase in production revenues. The decrease in the average production fees resulted from the shift to more profitable sales and processing channels being offset by increased competitive pressures in the mortgage lending market. The servicing portfolio grew $12.1 billion (37%), with recurring servicing revenue increasing $5.5 million (18%) and average servicing fees declining one basis point.

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

OTHER SERVICES

Revenues increased $113.1 million (28%) in the first six months of 1999 compared to the first six months of 1998 while Adjusted EBITDA remained relatively flat. Revenues increased primarily as a result of the April 1998 acquisition of NPC, which contributed $143.5 million of additional revenues in 1999 compared to 1998. The revenue increase attributable to the NPC acquisition was partially offset by decreases in insurance recoveries and financial investment income and the impact of divested operations, including the sales of our Essex financial products distribution business in January 1999 and our National Leisure Group travel-package subsidiary in May 1999. Adjusted EBITDA marginally decreased in 1999 compared to 1998 as a result of the revenue items discussed above as well as increased operating and infrastructure costs in 1999, partially offset by earnings related to the NPC acquisition.

FLEET

On June 30, 1999, we completed the disposition of our fleet segment (see "Liquidity and Capital Resources Divestitures - Fleet Segment"). Revenues increased $14.8 million (8%) and Adjusted EBITDA decreased $10.5 million (12%) in the first six months of 1999 compared to the first six months of 1998. Contributing to the revenue increase was an 8% increase in service fee revenue. The number of service cards and leased vehicles increased by approximately 614,600 (17%) and 17,400 (5%), respectively. Increased operating expenses, higher borrowing costs and the receipt in 1998 of access fees related to a key vendor arrangement contributed to the decrease in Adjusted EBITDA from the first six months of 1998 to the first six months of 1999. The Adjusted EBITDA margin decreased from 47% in 1998 to 39% in 1999.

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

Pending disposition of Entertainment Publications, Inc. On September 14, 1999, we entered into a definitive agreement to sell 84% of our EPub business unit for $325.0 million. We will retain approximately 16% of EPub's equity in connection with the transaction. In addition, we will have a designee on the EPub's Board of Directors. The transaction is subject to customary regulatory approvals and customary conditions and is expected to be consummated in the fourth quarter of 1999. The sale of EPub is expected to generate an after-tax gain of approximately $140.0 million. We have determined that the size and nature of our retained equity stake in EPub, including the retention of board representation, will require us to account for our ongoing investment in EPub using the equity accounting method. In addition, our earlier classification of EPub as a discontinued operation was reversed in accordance with generally accepted accounting principles. EPub is the world's largest marketer and publisher of coupon books and discount programs which provides customers with unique products and services that are designed to enhance a customer's purchasing power.

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

Central Credit, Inc. On September 3, 1999, we completed the sale of our Central Credit, Inc. business unit for $44.0 million in cash. We realized a pre-tax gain on sale of $3.9 million. CCI is the leading provider of gambling patron credit information services to casinos.

Global Refund Group. On August 24, 1999, we completed the sale of our Global Refund Group subsidiary ("Global Refund") for approximately $160.0 million in cash. Global Refund, formerly known as Europe Tax Free Shopping, is the world's largest value-added tax refund services company.

Spark Services, Inc. On August 12, 1999, we completed the sale of our Spark Services subsidiary for approximately $34.6 million in cash and realized a gain on sale of $7.6 million ($2.3 million, after tax) during the third quarter of 1999.

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

Other Businesses. During the second quarter of 1999, we completed the dispositions of certain businesses, including Match.com, National Leisure Group and National Library of Poetry. Aggregate consideration received on the dispositions of such businesses was comprised of $27.4 million in cash and $43.3 million of common stock. We realized a net gain of $34.7 million ($21.5 million, after tax) on the dispositions of the businesses.

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

INVESTMENT IN NETMARKET, INC.
On September 15, 1999, Netmarket, Inc. ("NGI") began operations as an independent company that will pursue the development of interactive businesses formerly within our direct marketing division. NGI will own, operate, develop and expand the on-line membership businesses, including Netmarket.com, Travelers Advantage, Auto Vantage, Privacy Guard and Hagglezone.com, which collectively have 1.3 million on-line members (and are expected to produce approximately $70.0 million of revenues in 1999). Prior to September 15, 1999, our ownership of NGI was restructured into common stock and preferred stock interests. On September 15, 1999, we donated NGI's outstanding common stock to a charitable trust and, NGI issued additional shares of its common stock to certain of its marketing partners. Accordingly, as a result of the change in ownership of NGI's common stock from us to independent third parties, NGI'S operating results will no longer be included in our consolidated financial statements. We retained the opportunity to participate in NGI's value through the ownership of a convertible preferred stock of NGI, which is ultimately exchangeable, at our option, into 78% of NGI's diluted common shares. Subsequent to our contribution of NGI's common stock to the trust, we provided a development advance of $77.0 million to NGI, which is contingently repayable to us if certain financial targets related to NGI are achieved. We recorded a charge, inclusive of transaction costs of $85.0 million ($48.0 million, after tax), during the third quarter of 1999, in connection with the donation of NGI shares to the charitable trust and the subsequent development advance.

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

TERM LOAN FACILITIES
On February 9, 1999, we replaced a 364-day, $3.25 billion term loan facility with a new two-year term loan facility (the "Term Loan Facility") which provides for borrowings of up to $1.25 billion. The Term Loan Facility bears interest at LIBOR plus a margin of approximately 100 basis points and is payable in five consecutive quarterly installments beginning on the first anniversary of the closing date. At June 30, 1999, borrowings under the Term Loan Facility which were due within one year were classified as long-term based on our intent and ability to refinance such borrowings on a long-term basis. The Term Loan Facility contains certain restrictive covenants, which are substantially similar to and consistent with the covenants in effect for our Revolving Credit Facilities. We used $1.25 billion of the proceeds from the Term Loan Facility to refinance a portion of the outstanding borrowings under the former term loan facility.

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

FINANCING RELATED TO MANAGEMENT AND MORTGAGE PROGRAMS

Our PHH subsidiary operates our mortgage and relocation services businesses as a separate public reporting entity and supports originated mortgages and advances under relocation contracts primarily by issuing commercial paper and medium term notes and maintaining securitized obligations. Such financing is not classified based on contractual maturities, but rather is included in liabilities under management and mortgage programs rather than long-term debt since such debt corresponds directly with high quality related assets. Prior to the June 30, 1999 disposition of our fleet segment, fleet business operations were also funded using such financing arrangements. Upon the disposition, we received cash proceeds equivalent to the outstanding debt applicable to our fleet segment (see "Liquidity and Capital Resources Divestitures - Fleet Segment"). PHH continues to pursue opportunities to reduce its borrowing requirements by securitizing increasing amounts of its high quality assets. We currently have an agreement, expiring 2001 under which an unaffiliated buyer, Bishops Gate Residential Mortgage Trust, a special purpose entity, (the "Buyer") commits to purchase, at our option, mortgage loans originated by us on a daily basis, up to the Buyer's asset limit of $2.4 billion. Under the terms of this sale agreement, we retain the servicing rights on the mortgage loans sold to the Buyer and provide the Buyer with options to sell or securitize the mortgage loans into the secondary market. At June 30, 1999, we were servicing approximately $1.7 billion of mortgage loans owned by the Buyer.

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



                                          JUNE 30,        DECEMBER 31,
         (IN BILLIONS)                      1999             1998
                                       -------------     -------------
         Commercial paper              $         1.6     $        2.5
         Medium-term notes                       2.0              2.3
         Securitized obligations                 0.8              1.9
         Other                                   0.1              0.2
                                       -------------     ------------
                                       $         4.5     $        6.9
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

Mortgage Facility. Our PHH subsidiary maintains a 364-day financing agreement, expiring in December 1999, to sell mortgage loans under an agreement to repurchase such mortgages. The agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the mortgage agreement. The total commitment under the agreement is $500.0 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Mortgage loans financed under this agreement at June 30, 1999 totaled $458.1 million.

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

As previously disclosed, we reached an agreement with plaintiffs' counsel representing the class of holders of our PRIDES securities who purchased their securities on or prior to April 15, 1998 to settle their class action lawsuit against us through the issuance of a new "Right" for each PRIDES security held. See "Liquidity and Capital Resources FELINE PRIDES and Trust Preferred Securities" for a more detailed description of the settlement.

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

COMMON SHARE REPURCHASES

During 1999, our Board of Directors authorized an additional $800.0 million of our common stock to be repurchased under a common share repurchase program, increasing the total authorized amount that can be repurchased under the program to $1.8 billion. We have executed this program through open-market purchases or privately negotiated transactions. As of September 30, 1999, we repurchased approximately $1.8 billion (93.6 million shares) of our common stock under the program. Subject to bank credit facility covenants, certain rating agency constraints and authorization from our Board of Directors, we anticipate further expanding the program, although we can give no assurance with respect to the timing, likelihood or amount of future repurchases under the program.

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

We generated $1.4 billion in cash flows from investing activities during the six months ended June 30, 1999 representing a $5.1 billion increase from the six months ended June 30, 1998. The incremental cash flows from investing activities was primarily attributable to $2.6 billion of net cash proceeds received from the disposition of the net assets of our fleet segment as well as the disposition of other businesses during 1999, including our consumer software business, National Library of Poetry, National Leisure Group and Essex. In addition, during 1998, we used net cash of $2.7 billion for the purchases of businesses and other acquisition-related payments. Companies acquired in 1998 included NPC and Jackson Hewitt.

We used net cash of $0.6 billion in financing activities during the six months ended June 30, 1999 compared to providing net cash of $5.7 billion from such activities in the comparable prior year period. Cash flows used in financing activities during 1999 included $1.3 billion in our common stock repurchases pursuant to our share repurchase program partially offset by $1.2 billion related to the timing of debt repayments to third parties from ARAC's refinancing of debt under management programs which ARAC assumed in connection with our fleet segment disposition (see "Liquidity and Capital Resources - Divestitures - Disposition of Fleet Segment"). Cash flows provided by financing activities during 1998 principally consisted of $3.3 billion of proceeds from borrowings under a term loan facility and proceeds of $1.5 billion from the issuance of our FELINE PRIDES. During 1999, we had net repayments of $0.6 billion fundings of our investments in assets under management programs compared to net borrowings of $1.2 billion in 1998.

CAPITAL EXPENDITURES

During the six months ended June 30, 1999, $129.9 million was invested in property and equipment to support operational growth and enhance marketing opportunities. In addition, technological improvements were made to improve operating efficiencies. Capital spending in 1999 has included the development of integrated business systems and other investments in information systems within several of our segments as well as additions to car park properties for our NPC subsidiary. We anticipate investing approximately $260.0 million in capital expenditures in 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held an Annual Meeting of Stockholders on May 27, 1999, pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated March 31, 1999, a copy of which has been filed previously with the Securities and Exchange Commission, at which our stockholders approved the election of five directors for a term of three years, the ratification for the appointment of Deloitte & Touche LLP as the auditors of the Company's financial statements for fiscal year 1999, certain amendments to the Company's by-laws and a stockholder's proposal relating to the classification of the Board of Directors. The results of such matters are as follows:

Proposal 1.    Election of Directors

Results:                                                  Votes

Leonard Coleman                                        689,861,976
Robert E. Nederlander                                  670,402,315
Leonard Schutzman                                      687,009,774
Robert F. Smith                                        686,956,727
Craig R. Stapleton                                     687,791,907

Proposal 2:    Ratification of Selection of Auditors for FY 1999 Financial
               Statements

Results:          For              Against               Abstain

             711,006,803          1,612,783             1,682,750

Proposal 3:    Amendments to Company's By-laws

Results:          For              Against               Abstain
             702,522,495          8,532,611             3,247,230

Proposal 4:    Stockholder Proposal Relating to Classification of Board of
               Directors

Results:          For              Against               Abstain
             289,422,825         265,624,485            6,308,894


Accordingly, all such proposals were duly approved.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

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



                                    CENDANT CORPORATION

                                    By: /s/ David M. Johnson
                                    -------------------------
                                    David M. Johnson
                                    Senior Executive Vice President and
                                    Chief Financial Officer


                                    By: /s/ Jon F. Danski
                                    -------------------------
                                    Jon F. Danski
                                    Executive Vice President, Finance
Date:     October 8, 1999           (Principal Accounting Officer)