Form 10-Q
period 1999-09-30
CENDANT CORP
filed 1999-10-29
CIK 723612

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999
                           Commission File No. 1-10308


                               CENDANT CORPORATION
             (Exact name of Registrant as specified in its charter)


                   DELAWARE                          06-0918165
               (State or other                    (I.R.S. Employer
                 jurisdiction                      Identification
             of incorporation or                       Number)
                organization)

               9 W 57TH STREET                           10019
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

The number of shares outstanding of each of the Registrant's classes of common stock was 711,025,187 shares of Common Stock outstanding as of October 26, 1999.



--------------------------------------------------------------------------------

                             CENDANT CORPORATION AND SUBSIDIARIES

                                            INDEX



                                                                                    PAGE NO.
                                                                                    --------
PART I     Financial Information

Item 1.    Financial Statements

           Consolidated Statements of Income - Three and Nine Months Ended
           September 30, 1999 and 1998                                                  3

           Consolidated Balance Sheets - September 30, 1999 and December 31, 1998       4

           Consolidated Statements of Cash Flows - Nine Months Ended
           September 30, 1999 and 1998                                                  6

           Notes to Consolidated Financial Statements                                   8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                               21

Item 3.    Quantitative and Qualitative Disclosures About Market Risks                 46

PART II    Other Information

Item 1.    Legal Proceedings                                                           47

Item 6.    Exhibits and Reports on Form 8-K                                            48


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

                      CENDANT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                         -------------------   -----------------
                                                           1999       1998       1999     1998
                                                         --------   --------   -------- --------
REVENUES
  Membership and service fees, net                       $1,372.3   $1,433.6   $3,972.1 $3,735.3
  Fleet leasing (net of depreciation and
    interest costs of $0,  $324.9, $669.7,
    and $954.6)                                                 -       18.5       29.9     57.5
  Other                                                      38.1        5.7      116.7     72.3
                                                         --------   --------   -------- --------
Net revenues                                              1,410.4    1,457.8    4,118.7  3,865.1
                                                         --------   --------   -------- --------
EXPENSES
  Operating                                                 443.6      565.9    1,355.4  1,356.9
  Marketing and reservation                                 270.5      297.2      820.6    853.2
  General and administrative                                169.6      187.6      525.1    487.4
  Depreciation and amortization                              87.4       88.9      277.0    241.3
  Other charges
    Merger-related costs and other unusual
      charges (credits)                                      89.9          -      111.6    (24.4)
    Termination of proposed acquisition                         -          -        7.0        -
    Other investigation-related costs                         4.6       11.5       12.8     31.0
    Investigation-related financing costs                       -       14.5          -     27.2
    Executive termination                                       -       50.4          -     50.4
  Interest, net                                              51.5       31.0      153.8     72.9
                                                         --------   --------   -------- --------
Total expenses                                            1,117.1    1,247.0    3,263.3  3,095.9
                                                         --------   --------   -------- --------
Net gain on disposition of businesses                        75.3          -      824.8        -
                                                         --------   --------   -------- --------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND MINORITY INTEREST                        368.6      210.8    1,680.2    769.2
Provision for income taxes                                  144.3       73.2      382.2    273.0
Minority interest, net of tax                                15.7       14.5       46.1     34.3
                                                         --------   --------   -------- --------
INCOME FROM CONTINUING OPERATIONS                           208.6      123.1    1,251.9    461.9
Loss from discontinued operations, net of tax                   -      (12.1)         -    (25.0)
Gain (loss) on sale of discontinued operations,
 net of tax                                                  (6.9)     -          174.1        -
                                                         --------   --------   -------- --------
NET INCOME                                                $ 201.7    $ 111.0   $1,426.0 $  436.9
                                                         ========   ========    =======  =======
INCOME (LOSS) PER SHARE
  BASIC
    Income from continuing operations                     $  0.29    $  0.14    $  1.64  $  0.55
    Loss from discontinued operations                           -      (0.01)         -    (0.03)
    Gain (loss) on sale of discontinued operations          (0.01)         -       0.22        -
                                                         --------   --------   -------- --------
    NET INCOME                                            $  0.28    $  0.13    $  1.86  $  0.52
                                                         ========   ========    =======  =======
  DILUTED
    Income from continuing operations                     $  0.27    $  0.14    $  1.54  $  0.53
    Loss from discontinued operations                           -      (0.01)         -    (0.03)
    Gain (loss) on sale of discontinued operations          (0.01)         -       0.21        -
                                                         --------   --------   -------- --------
    NET INCOME                                            $  0.26    $  0.13    $  1.75  $  0.50
                                                         ========   ========    =======  =======


          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                     1999          1998
                                                                 -------------  ------------
ASSETS
Current assets
  Cash and cash equivalents                                      $     623.5    $  1,008.7
Receivables, net                                                     1,301.6       1,536.4
  Deferred membership commission costs                                 195.8         253.0
  Deferred income taxes                                                   -          466.6
  Other current assets                                               1,367.9         908.6
  Net assets of discontinued operations                                   -          373.6
                                                                 -------------  ------------

Total current assets                                                 3,488.8       4,546.9
                                                                 -------------  ------------

Property and equipment, net                                          1,352.0       1,432.8
Franchise agreements, net                                            1,392.7       1,363.2
Goodwill, net                                                        3,590.3       3,923.1
Other intangibles, net                                                 694.9         757.1
Other assets                                                         1,068.3         681.5
                                                                 -------------  ------------

Total assets exclusive of assets under programs                     11,587.0      12,704.6
                                                                 -------------  ------------

Assets under management and mortgage programs
  Net investment in leases and leased vehicles                            -        3,801.1
  Relocation receivables                                               571.1         659.1
  Mortgage loans held for sale                                       1,786.0       2,416.0
  Mortgage servicing rights                                            968.7         635.7
                                                                 -------------  ------------

                                                                     3,325.8       7,511.9
                                                                 -------------  ------------

TOTAL ASSETS                                                     $  14,912.8    $ 20,216.5
                                                                 =============  ============



          See accompanying notes to consolidated financial statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)



                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                     1999           1998
                                                                 -------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and other current liabilities                 $   1,276.1    $  1,517.5
  Deferred income                                                    1,230.0       1,354.2
                                                                 -------------  ------------

Total current liabilities                                            2,506.1       2,871.7
                                                                 -------------  ------------

Deferred income                                                        428.8         233.9
Long-term debt                                                       3,344.3       3,362.9
Deferred income taxes                                                  263.6          77.2
Other non-current liabilities                                           75.7         125.3
                                                                 -------------  ------------

Total liabilities exclusive of liabilities under programs            6,618.5       6,671.0
                                                                 -------------  ------------

Liabilities under management and mortgage programs
  Debt                                                               2,793.6       6,896.8
  Deferred income taxes                                                175.5         341.0

Mandatorily redeemable preferred securities issued by subsidiary     1,475.9       1,472.1

Commitments and contingencies (Note 10)

Shareholders' equity
  Preferred stock, $.01 par value -- authorized 10 million shares;
    none issued and outstanding                                           -              -
  Common stock, $.01 par value -- authorized 2 billion shares;
    issued 867,189,539 and 860,551,783 shares                            8.7           8.6
  Additional paid-in capital                                         4,025.0       3,863.4
  Retained earnings                                                  2,906.2       1,480.2
  Accumulated other comprehensive loss                                 (15.1)        (49.4)
  Treasury stock, at cost, 155,070,397 and 27,270,708 shares        (3,075.5)       (467.2)
                                                                 -------------  ------------

Total shareholders' equity                                           3,849.3       4,835.6
                                                                 -------------  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $  14,912.8    $ 20,216.5
                                                                 =============  ============


          See accompanying notes to consolidated financial statements.

                             CENDANT CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN MILLIONS)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                ------------------------
                                                                                    1999         1998
                                                                                -----------  -----------
OPERATING ACTIVITIES
Net income                                                                      $   1,426.0  $     436.9
Adjustments to reconcile net income to net cash
   provided by operating activities from continuing operations:
Loss from discontinued operations, net of tax                                            --         25.0
Gain on sale of discontinued operations, net of tax                                  (174.1)          --
Depreciation and amortization                                                         277.0        241.3
Other charges -- asset impairments and termination benefits                              --         62.5
Merger-related costs and other unusual charges (credits)                                3.8        (24.4)
Payments of merger-related costs and other unusual
  charge liabilities                                                                  (23.5)      (127.2)
Net gain on disposition of businesses                                                (824.8)          --
Other, net                                                                             43.7        (50.5)
                                                                                -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS EXCLUSIVE
  OF MANAGEMENT AND MORTGAGE PROGRAMS                                                 728.1        563.6
                                                                                -----------  -----------

Management and mortgage programs:
  Depreciation and amortization                                                       668.4        944.9
  Origination of mortgage loans                                                   (20,841.0)   (18,599.3)
  Proceeds on sale and payments from mortgage loans
    held for sale                                                                  21,471.0     17,874.9
                                                                                -----------  -----------
                                                                                    1,298.4        220.5
                                                                                -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                  2,026.5        784.1
                                                                                -----------  -----------

INVESTING ACTIVITIES
Property and equipment additions                                                     (212.8)      (240.8)
Net change in marketable securities                                                   (10.7)       (74.7)
Net assets acquired (net of cash acquired) and
  acquisition-related payments                                                       (145.8)    (2,658.2)
Net proceeds from sale of subsidiaries                                              2,771.9           --
Other, net                                                                             33.8         62.2
                                                                                -----------  -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS
  EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                                     2,436.4     (2,911.5)
                                                                                -----------  -----------

Management and mortgage programs:
  Investment in leases and leased vehicles                                         (2,378.1)    (1,876.4)
  Proceeds from disposal of leases and leased vehicles                              1,529.2        765.5
  Proceeds from sales and transfers of leases and leased vehicles
    to third parties                                                                   74.8        136.8
  Equity advances on homes under management                                        (6,025.7)    (5,186.5)
  Repayment on advances on homes under management                                   6,032.5      5,333.8
  Additions to mortgage servicing rights                                             (559.2)      (338.7)
  Proceeds from sales of mortgage servicing rights                                     83.7         49.6
                                                                                -----------  -----------
                                                                                   (1,242.8)    (1,115.9)
                                                                                -----------  -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS        1,193.6     (4,027.4)
                                                                                -----------  -----------



           See accompanying notes to consolidated financial statements

                      CENDANT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (IN MILLIONS)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                               ----------------------
                                                                                  1999        1998
                                                                               ----------  ----------
FINANCING ACTIVITIES
Proceeds from borrowings                                                       $      4.0  $  3,279.6
Principal payments on borrowings                                                       --      (420.5)
Issuance of common stock                                                             75.6       160.4
Purchases of common stock                                                        (2,634.9)         --
Proceeds from mandatorily redeemable preferred securities
  issued by subsidiary, net                                                            --     1,446.7
                                                                               ----------  ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES OF CONTINUING
  OPERATIONS EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                       (2,555.3)    4,466.2
                                                                               ----------  ----------

Management and mortgage programs:
  Proceeds received for debt repayment
    in connection with fleet segment disposition                                  3,016.9          --
  Proceeds from debt issuance or borrowings                                       4,157.0     2,455.1
  Principal payments on borrowings                                               (6,483.5)   (2,215.7)
  Net change in short-term borrowings                                            (1,772.1)      347.0
                                                                               ----------  ----------
                                                                                 (1,081.7)      586.4
                                                                               ----------  ----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS     (3,637.0)    5,052.6
                                                                               ----------  ----------

Effect of changes in exchange rates on cash and cash equivalents                     31.7        (9.7)
                                                                               ----------  ----------

Cash used in discontinued operations                                                   --      (255.4)
                                                                               ----------  ----------

Net (decrease) increase in cash and cash equivalents                               (385.2)    1,544.2

Cash and cash equivalents, beginning of period                                    1,008.7        67.0
                                                                               ----------  ----------

Cash and cash equivalents, end of period                                       $    623.5  $  1,611.2
                                                                               ==========  ==========



          See accompanying notes to consolidated financial statements.

                             CENDANT CORPORATION AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The consolidated balance sheet of Cendant Corporation and subsidiaries (the "Company") as of September 30, 1999, the consolidated statements of income for the three and nine months ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. There were no adjustments of an unusual nature except for those discussed in Note 6. During the second quarter of 1999, the Company changed the amortization period for customer acquisition costs related to accidental death and dismemberment insurance products, which resulted in a reduction in expenses of $8.2 million ($5.3 million, after tax or $0.01 per diluted share). The change was based upon new information becoming available to determine customer retention rates. The accompanying consolidated financial statements include the accounts and transactions of the Company and all wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934. The December 31, 1998 consolidated balance sheet was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998, filed with the Securities and Exchange Commission ("SEC") on October 12, 1999, and should be read in conjunction with such consolidated financial statements and footnotes thereto. The consolidated financial statements of the Company include the assets and liabilities of Ramada Franchise Systems, Inc., an entity controlled by the Company by virtue of its ownership of 100% of common stock of such entity. The assets of Ramada Franchise Systems, Inc. are not available to satisfy the claims of any creditors of the Company or any of its other affiliates, except as otherwise specifically agreed by Ramada Franchise Systems, Inc. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or any subsequent interim periods.

    Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the presentation used in 1999.

2.  EARNINGS PER SHARE

    Basic earnings per share ("EPS") is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock, including the assumed exercise of stock options using the treasury method and convertible debt. At September 30, 1999, 58.9 million stock options outstanding with a weighted average exercise price of $25.50 per option were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock and would therefore be antidilutive. Basic and diluted EPS from continuing operations are calculated as follows:


                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,            SEPTEMBER 30,
    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)            1999        1998        1999         1998
                                                     --------    --------     ------       ------
    Income from continuing operations                $ 208.6      $ 123.1    $1,251.9     $  461.9
    Convertible debt interest, net of tax                2.9          2.8         8.5          8.6
                                                     -------      -------    --------     --------
    Income from continuing operations, as adjusted   $ 211.5      $ 125.9    $1,260.4     $  470.5
                                                     =======      =======    ========     ========

    Weighted average shares
      Basic                                            725.8        850.8       764.8        844.8
      Potential dilution of common stock:
         Stock options                                  36.5          8.6        36.2         31.2
         Convertible debt                               18.0         18.0        18.0         19.0
                                                     -------      -------    --------     --------
      Diluted                                          780.3        877.4       819.0        895.0
                                                     =======      =======    ========     ========

3.  COMPREHENSIVE INCOME

    Components of comprehensive income are summarized as follows:

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,            SEPTEMBER 30,
    (IN MILLIONS)                                      1999        1998        1999         1998
                                                     --------    --------     ------       ------
    Net income                                       $ 201.7      $ 111.0    $1,426.0     $  436.9
    Other comprehensive income (loss):
      Currency translation adjustment                   92.3         45.6        39.0         35.5
      Net unrealized loss on marketable securities,
         net of tax                                    (12.3)        (4.2)       (4.7)        (4.0)
                                                     -------      -------    --------     --------
    Comprehensive income                             $ 281.7      $ 152.4    $1,460.3     $  468.4
                                                     =======      =======    ========     ========

    The components of accumulated other comprehensive loss for the nine months ended September 30, 1999 are as follows:

                                                 NET UNREALIZED                    ACCUMULATED
                                                     LOSS ON        CURRENCY          OTHER
                                                   MARKETABLE      TRANSLATION    COMPREHENSIVE
    (IN MILLIONS)                                   SECURITIES     ADJUSTMENT          LOSS
                                                 --------------    -----------    -------------
    Balance, January 1, 1999                     $           -     $    (49.4)    $      (49.4)
    Current period change                                 (4.7)          39.0             34.3
                                                 -------------     ----------     ------------
    Balance, September 30, 1999                  $        (4.7)    $    (10.4)    $      (15.1)
                                                 =============     ==========     ============

4.  PRO FORMA INFORMATION

    The following table reflects the operating results of the Company for the nine months ended September 30, 1998 on a pro forma basis, which gives effect to the April 1998 acquisition of National Parking Corporation Limited ("NPC"). The pro forma results are not necessarily indicative of the operating results that would have occurred had the NPC acquisition been consummated on January 1, 1998, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the amortization expense associated with the assets acquired, the Company's financing arrangements, certain purchase accounting adjustments and related income tax effects.

                                                          NINE MONTHS ENDED
                                                          SEPTEMBER 30, 1998
                                                          ------------------
    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
    Net revenues                                            $   4,066.6
    Income from continuing operations                             459.3
    Net income (1)                                                434.3

    Per share information:
    Basic
      Income from continuing operations                     $      0.54
      Net income (1)                                               0.51
      Weighted average shares                                     844.8
    Diluted
      Income from continuing operations                     $      0.52
      Net income (1)                                               0.50
      Weighted average shares                                     895.0

------------
(1) Includes a loss from discontinued operations, net of tax, of $25.0 million ($0.03 per diluted share).

5.  DISCONTINUED OPERATIONS

    On April 21, 1999 (the "Measurement Date"), the Company announced that its Board of Directors approved management's plan to pursue the sale of its Entertainment Publications, Inc. ("EPub") business unit, a wholly-owned subsidiary of the Company. At such time, the Company reclassified EPub to discontinued operations for all prior-reporting periods. The Company expected to realize a gain on sale and, accordingly, $6.9 million of EPub's net operating losses were deferred subsequent to the Measurement Date through June 30, 1999.

    In September 1999, the Company entered into a definitive agreement to sell EPub. However, the sale transaction was structured in a manner that precluded EPub from being classified as a discontinued operation. As a result, the deferral of EPub's operating results of $6.9 million was reclassified to continuing operations during the second quarter of 1999 with a corresponding gain recognized on sale of discontinued operations in order to properly reflect the results of continuing operations. The impact to net income, however, was not required to be recognized until the third quarter of 1999. Accordingly, the gain recognized on sale of discontinued operations in the second quarter was reversed.

    On January 12, 1999, the Company completed the sale of Cendant Software Corporation ("CDS") for $800.0 million in cash. The Company realized an after tax gain of $371.9 million on the disposition of CDS of which $192.7 million was recognized in the first quarter of 1999, coincident with the closing of the transaction. The Company recorded an $18.6 million reduction to the gain during the second quarter of 1999, in connection with the settlement of certain post closing adjustments. The net gain in 1999 of $174.1 million is reported as gain on sale of discontinued operations in the consolidated statements of income for the nine months ended September 30, 1999. The remaining $197.8 million of realized after tax net gain was recognized in the fourth quarter of 1998, substantially in the form of a tax benefit and corresponding deferred tax asset. CDS was a developer, publisher and distributor of educational and entertainment software.

    In December 1998, the Company completed the sale of Hebdo Mag International, Inc. ("Hebdo Mag"), the Company's former business unit which published and distributed classified advertising information.

    Summarized financial data of discontinued operations are as follows:

    STATEMENT OF INCOME:
    (IN MILLIONS)
                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1998         SEPTEMBER 30, 1998
                                                 ----------------------      --------------------
                                                   CDS        HEBDO MAG        CDS      HEBDO MAG
                                                 -------      ---------      -------    ---------
    Net revenues                                 $ 119.5      $    65.2      $  345.8   $   202.4
                                                 -------      ---------      --------   ---------
    Income (loss) before income taxes              (20.2)          (0.2)        (57.3)       20.4
    Provision for (benefit from) income taxes       (9.7)           1.4         (22.9)       11.0
                                                 -------      ---------      --------   ---------
    Net income (loss)                            $ (10.5)     $    (1.6)     $  (34.4)  $    9.40
                                                 =======      =========      ========   =========

    The Company allocated $0.3 million and $13.8 million of interest expense to discontinued operations for the nine months ended September 30, 1999 and 1998, respectively. Such interest expense represents the cost of funds associated with businesses acquired by the discontinued business segments at an interest rate consistent with the Company's consolidated effective borrowing rate.

    BALANCE SHEET:
    (IN MILLIONS)
                                                DECEMBER 31, 1998
                                                       CDS
                                                -----------------
    Current assets                               $        284.9
    Goodwill                                              105.7
    Other assets                                           88.2
    Total liabilities                                    (105.2)
                                                 --------------
    Net assets of discontinued operations        $        373.6
                                                 ==============

6.      OTHER CHARGES

    MERGER-RELATED COSTS AND OTHER UNUSUAL CHARGES (CREDITS). On September 15, 1999, Netmarket Group, Inc. ("NGI") began operations as an independent company that will pursue the development of the interactive businesses formerly within the Company's direct marketing division. NGI will own, operate, develop and expand the on-line membership businesses, which collectively have 1.3 million on-line members. Prior to September 15, 1999, the Company's ownership of NGI was restructured into common stock and preferred stock interests. On September 15, 1999, (the "donation date") the Company donated NGI's outstanding common stock to a charitable trust, and NGI issued additional shares of its common stock to certain of its marketing partners. Accordingly, as a result of the change in ownership of NGI's common stock from the Company to independent third parties, prospective from the donation date, NGI's operating results were no longer be included in the Company's consolidated financial statements. The Company retained an ownership in a convertible preferred stock of NGI, which is ultimately exchangeable, at the Company's option, into approximately 78% of NGI's diluted common shares. Subsequent to the Company's contribution of NGI's common stock to the trust, the Company provided a development advance of $77.0 million to NGI which is contingently repayable to the Company if certain financial targets related to NGI are achieved. The Company recorded a charge, inclusive of transaction costs, of $84.8 million ($48.4 million, after tax) in the third quarter of 1999, in connection with the donation of NGI shares to the charitable trust and the subsequent development advance.

    In the third quarter of 1999, the Company incurred $4.0 million of costs resulting from further consolidation of European call centers in Cork, Ireland and $1.1 million of other reorganization related costs. In the second quarter of 1999, the Company incurred a $23.0 million non-recurring charge to fund a contribution to the trust responsible for completing the transition of the Company's lodging franchisees to a Company-sponsored property management system.

    In January 1999, the Company completed the sale of its Essex Corporation ("Essex") subsidiary for $8.0 million and recognized a $1.3 million gain on sale. Such gain was reported as a credit to merger-related costs and other unusual charges in the consolidated statement of income for the nine months ended September 30, 1999. Coincident with the Cendant merger, the Company previously recorded an unusual charge related to certain intangible assets of Essex which were determined to be impaired.

    During the nine months ended September 30, 1998, the Company recorded a net credit of $24.4 million associated with changes in the estimate of liabilities previously recorded in connection with merger-related costs and other unusual charges.

    EXECUTIVE TERMINATION. The Company incurred $50.4 million of costs in third quarter 1998 related to the termination of Walter A. Forbes, who resigned as Chairman of the Company and as a member of the Board of Directors. The severance agreement reached with Mr. Forbes entitled him to the benefits required by his employment contract relating to a termination of Mr. Forbes' employment with the Company for reasons other than for cause. Aggregate benefits given to Mr. Forbes resulted in a charge of $50.4 million comprised of $37.9 million in cash payments and 1.3 million Company stock options, with a Black-Scholes value of $12.5 million. Such options were immediately vested and expire on July 28, 2008.

    INVESTIGATION-RELATED COSTS. During the three and nine months ended September 30, 1999, the Company incurred $4.6 million and $12.8 million, respectively, of professional fees (primarily litigation-related) and other miscellaneous expenses in connection with accounting irregularities in the former business units of CUC International Inc. ("CUC") and resulting investigations into such matters ("investigation-related costs").

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

7.  DISPOSITION OF BUSINESSES

    PENDING DISPOSITION OF EPUB. On September 14, 1999, the Company entered into a definitive agreement to sell approximately 84% of its EPub business unit for $305.0 million in cash, subject to certain adjustments. The Company will retain approximately 16% of EPub's equity in connection with the transaction. In addition, the Company will have a designee on EPub's Board of Directors. The Company's original intention was to dispose of 100% of EPub. Subsequent to the consummation of the transaction, the Company will account for its investment in EPub using the equity method. The transaction is subject to customary regulatory approvals and customary conditions and is expected to be consummated in the fourth quarter of 1999. The sale of EPub is expected to generate an after-tax gain of approximately $125.0 million. EPub is the world's largest marketer and publisher of coupon books and discount programs which provides customers with unique products and services that are designed to enhance a customer's purchasing power.

    CENTRAL CREDIT, INC. On September 3, 1999, the Company completed the sale of its Central Credit, Inc. ("CCI") business unit for $44.0 million in cash and realized a gain on sale of $3.9 million ($12.1 million, after tax loss). Upon the initial execution of the definitive agreement to sell CCI, the Company recorded an additional tax provision of $14.5 million with a corresponding deferred tax liability in the second quarter of 1999, which was when the recognition of such deferred tax liability became apparent. CCI is the leading provider of gaming patron credit information services to casinos.

    GLOBAL REFUND GROUP. On August 24, 1999, the Company completed the sale of its Global Refund Group subsidiary ("Global Refund") for approximately $160.0 million in cash. Global Refund, formerly known as Europe Tax Free Shopping, is the world's largest value-added tax refund services company. The Company realized a gain on sale of $73.3 million ($25.3 million, after tax) during the third quarter of 1999.

    SPARK SERVICES, INC. On August 12, 1999, the Company completed the sale of its Spark Services, Inc. ("Spark") business unit for approximately $34.6 million in cash and realized a gain on sale of $7.6 million ($2.3 million, after tax) during the third quarter of 1999. Spark is a leading provider of dating and personals services to the radio industry.

    FLEET. On June 30, 1999, the Company completed the disposition of the fleet business segment ("fleet segment" or "fleet businesses"), which included PHH Vehicle Management Services LLC, Wright Express Corporation, The Harpur Group, Ltd., and other subsidiaries pursuant to an agreement between PHH Corporation ("PHH"), a wholly-owned subsidiary of the Company, and Avis Rent A Car, Inc. ("ARAC"). Pursuant to the agreement, ARAC acquired the net assets of the fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360.0 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation ("Avis Fleet"), a wholly-owned subsidiary of ARAC. The transaction followed a competitive bidding process. Coincident to the closing of the transaction, ARAC refinanced the assumed debt under management programs which was payable to the Company. Accordingly, on June 30, 1999, the Company received additional consideration from ARAC of $3,047.5 million comprised of $3,016.9 million of cash proceeds and a $30.6 million note receivable. On such date, the Company used proceeds of $1,809.4 million to repay outstanding fleet segment financing arrangements. Additionally, in July 1999, the Company utilized cash proceeds from the transaction of $1,033.0 million (received in the form of a dividend payment from PHH) to substantially execute the "Dutch Auction" tender offer by the Company to purchase 50 million shares of Company common stock (See Note 11-Shareholders' Equity). As of June 30, 1999, the remaining proceeds were designated to repay outstanding debt as it matures (the borrowings of which had been loaned to the fleet segment to finance the purchases of leased vehicles and to finance other assets under management and mortgage programs.

    The convertible preferred stock of Avis Fleet is convertible into common stock of ARAC at the Company's option upon the satisfaction of certain conditions, including the per share price of ARAC Class A common stock equaling or exceeding $50 per share and the fleet segment attaining certain EBITDA (earnings before interest, taxes, depreciation and amortization) thresholds, as defined. There are additional circumstances upon which the shares of Avis Fleet convertible preferred stock are automatically or mandatorily convertible into ARAC common stock. At September 30, 1999, the Company beneficially owned approximately 18% of the outstanding Class A common stock of ARAC. If all of the Avis Fleet convertible preferred stock was converted into common stock of ARAC, as of the closing date, the Company would have owned approximately 33% of ARAC's outstanding common equity (although the voting interest would be limited, in most instances to 20%).

    The Company realized a net gain on the disposition the fleet business segment of $881.4 million ($865.7 million, after tax) of which $714.8 million ($702.1 million, after tax) was recognized in the second quarter of 1999 and $166.6 million ($163.6 million, after tax) was deferred at June 30, 1999. The Company deferred the portion of the realized net gain which was equivalent to its common equity ownership percentage in ARAC at the time of closing. During the third quarter of 1999, the Company recognized $9.7 million ($9.3 million, after tax) of the deferred portion of the realized net gain due to the sale of a portion of the Company's ownership of ARAC. The realized gain is net of approximately $90.0 million of transaction costs. The deferred net gain is included in deferred income as presented in the consolidated balance sheet at September 30, 1999. The fleet segment disposition was structured in accordance with applicable tax law to be treated as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. Should the transaction be deemed taxable, the resultant tax liability could be material.

    See Note 13 - Segment Information - Fleet for a description of the services which were provided within the fleet segment.

    OTHER BUSINESSES. During the second quarter of 1999, the Company completed the dispositions of certain businesses, including Match.com, National Leisure Group and National Library of Poetry. Aggregate consideration received on the dispositions of such businesses was comprised of $27.4 million in cash and $43.3 million of common stock. The Company realized a net gain of $34.9 million ($21.5 million, after tax), which is included in net gain on the disposition of businesses in the consolidated statements of income for the nine months ended September 30, 1999.

8.  PENDING ISSUANCE OF TRACKING STOCK

    On September 30, 1999, the Company's Board of Directors approved a plan to create a new series of Cendant common stock intended to reflect the performance of CompleteHome.com, Inc. ("CompleteHome.com"), the Company's internet real estate services portal ("CompleteHome.com tracking stock"). The plan to create a new series of tracking stock is subject to shareholder approval. There is currently no common stock outstanding related to CompleteHome.com. The Company anticipates filing a proxy statement with the SEC, which will contain detailed financial information as well as more specific plans concerning the transaction. Although CompleteHome.com tracking stock is intended to track the performance of CompleteHome.com, holders, if any, will be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. The tracing stock proposal, if adopted, will enable the Company to issue CompleteHome.com tracking stock in one or more private or public financings and perhaps creating a public trading market for CompleteHome.com tracking stock. In connection with this announcement, the Company will report CompleteHome.com as a separate business segment. See Note 13 - Segment Information - CompleteHome.com for a description of the services provided. Although the tracking stock is intended to track the performance of CompleteHome.com, holders, if any, will still be subject to all the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Pending Issuance of Tracking Stock" for summarized income statement data presented for Cendant Consolidated, CompleteHome.com and Cendant excluding CompleteHome.com.

9.  LITIGATION SETTLEMENT

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

    The terms of the New PRIDES will be the same as the original PRIDES except that the conversion rate will be revised so that, at the time the Rights are distributed, each New PRIDES will have a value equal to $17.57 more than each original PRIDES, or, in the aggregate, approximately $351.0 million. The final agreement also requires the Company to offer to sell four million additional PRIDES (having identical terms to currently outstanding PRIDES) to holders of Rights for cash, at a value which will be based on the valuation model that will be utilized to set the conversion rate of the New PRIDES. The offering of additional PRIDES will be made only pursuant to a prospectus filed with the SEC. The

    Company currently expects to use the proceeds of such offering to repay indebtedness, repurchase Company common stock and for other general corporate purposes. The arrangement to offer additional PRIDES is designed to enhance the trading value of the Rights by removing up to six million Rights from circulation via exchanges associated with the offering and to enhance the open market liquidity of New PRIDES by creating four million New PRIDES via exchanges associated with the offering. If holders of Rights do not acquire all such additional PRIDES, under certain circumstances they will be offered to the public. Under the settlement agreement, the Company has also filed a shelf registration statement for an additional 15 million special PRIDES, which could be issued by the Company at any time for cash. However, during the last 30 days prior to the expiration of the Rights in February 2001, the Company will be required to offer these special additional PRIDES to holders of Rights at a price in cash equal to 105% of their theoretical value. The special PRIDES, if issued, would have the same terms as the currently outstanding PRIDES and could be used to exercise Rights.

    Based on an average market price of $15.75 per share of Company common stock (calculated based on the average closing price per share of Company common stock for the consecutive five-day period ended October 22, 1999), the effect of the issuance of the New PRIDES will be to distribute approximately 22 million more shares of Company common stock when the mandatory purchase of Company common stock associated with the PRIDES occurs in February 2001.

    On June 15, 1999, the United States District Court for the District of New Jersey entered an order and judgment approving the settlement described above and awarding fees to counsel to the class. One objector, who objected to a portion of the settlement notice concerning fees to be sought by counsel to the class and the amount of fees to be sought by counsel to the class, has filed an appeal to the U.S. Court of Appeals for the Third Circuit from the District Court order approving the settlement and awarding fees to counsel to the class. Although under the settlement the Rights are required to be distributed following the conclusion of court proceedings, including appeals, the Company believes that the appeal is without merit. As a result, the Company currently intends to distribute the Rights in November 1999 after the final list of eligible claimants has been determined by the court.

10. COMMITMENTS AND CONTINGENCIES

    LITIGATION
    Accounting Irregularities. Since the April 15, 1998 announcement of the discovery of accounting irregularities in the former business units of CUC, approximately 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on the Company's behalf and several individual lawsuits and arbitration proceedings have been commenced in various courts and other forums against the Company and other defendants by or on behalf of persons claiming to have purchased or otherwise acquired securities or options issued by CUC or the Company between May 1995 and August 1998. The Court has ordered consolidation of many of the actions.

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

    As previously disclosed, the Company reached a final agreement with plaintiffs' counsel representing the class of holders of its PRIDES securities who purchased their securities on or prior to April 15, 1998 to settle their class action lawsuit against the Company through the issuance of a new "Right" for each PRIDES security held. (See Note 9 Litigation Settlement for a more detailed description of the settlement).

    The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the investigations, the Company made all adjustments considered necessary which are reflected in its restated financial statements. Although the Company can provide no assurances, the Company does not expect that additional adjustments will be necessary.

    While the Company is engaged in discussions with Counsel for the plaintiffs in certain of these actions seeking a settlement of them, other than with respect to the PRIDES class action litigation, the Company does not believe it is feasible to predict or determine the final outcome or resolution of these proceedings or to estimate the amounts or potential range of loss with respect to these proceedings and investigations. In addition, the timing of the final resolution of these proceedings and investigations is uncertain. The possible outcomes or resolutions of these proceedings and investigations could include judgements against the Company or settlements and could require substantial payments by the Company. Management believes that material adverse outcomes with respect to such proceedings and investigations could have a material adverse impact on the Company's financial position, results of operations or cash flows.

    Other Pending Litigation. The Company and its subsidiaries are involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

11. SHAREHOLDERS' EQUITY

    During the nine months ended September 30, 1999, the Company's Board of Directors authorized an additional $800 million of Company common stock to be repurchased under a common share repurchase program, increasing the total authorized amount to be repurchased under the program to $1.8 billion. The Company has executed this program through open market purchases or privately negotiated transactions, subject to bank credit facility covenants and certain rating agency constraints. As of September 30, 1999, the Company repurchased approximately $1.8 billion (93.6 million shares) of Company common stock under the program. On October 20, 1999, the Company announced that its Board of Directors has authorized an additional $1.0 billion in common share repurchases under its stock repurchase program. However, the execution of the additional share repurchases has been deferred pending a determination of whether or not a settlement of the principal class action litigation is possible.

    On July 21, 1999, pursuant to a Dutch Auction self-tender offer to its shareholders, the Company purchased 50 million shares of Company common stock through its wholly-owned subsidiary Cendant Stock Corporation at a price of $22.25 per share (the "Dutch Auction").

    As of October 22, 1999, the Company repurchased a total of $3.0 billion (152.1 million shares) of its common stock, inclusive of the stock repurchase program, the Dutch Auction, and the 7.1 million shares of the common stock received as partial consideration in connection with the sale of the Hebdo Mag business unit.

12. NEW ACCOUNTING STANDARD

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires the Company to record all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. If the derivative does not qualify as a hedging instrument, the change in the derivative fair values will be immediately recognized as a gain or loss in earnings. If the derivative does qualify as a hedging instrument, the gain or loss on the change in the derivative fair values will either be recognized (i) in earnings as offsets to the changes in the fair value of the related item being hedged or (ii) be deferred and recorded as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transactions occur. The Company has not yet determined what impact the adoption of SFAS No. 133 will have on its financial statements. Implementation of this standard has recently been delayed by the FASB for a twelve month period. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001.

13. SEGMENT INFORMATION

    Management evaluates each segment's performance on a stand-alone basis based on a modification of earnings before interest, income taxes, depreciation and amortization. For this purpose, Adjusted EBITDA is defined as earnings before non-operating interest, income taxes, depreciation and amortization, adjusted to exclude net gain on disposition of businesses and other items which are of a non-recurring or unusual nature, and are not measured in assessing segment performance or are not segment specific. The Company determined its reportable operating segments based primarily on the types of services it provides, the consumer base to which marketing efforts are directed and the methods used to sell services. Although the Company disposed of its fleet segment on June 30, 1999, the Company added CompleteHome.com as an additional reportable operating segment, thereby maintaining the eight reportable operating segments which collectively comprise the Company's continuing operations. Inter-segment net revenues were not significant to the net revenues of any one segment. A description of the services provided within each of the Company's reportable operating segments is as follows:

    TRAVEL
    Travel services include the franchising of lodging properties and car rental locations, as well as vacation/timeshare exchange services. As a franchisor of guest lodging facilities and car rental agency locations, the Company licenses the independent owners and operators of hotels and car rental agencies to use its brand names. Operational and administrative services are provided to franchisees, which include access to a national reservation system, national advertising and promotional campaigns, co-marketing programs and volume purchasing discounts. As a provider of vacation and timeshare exchange services, the Company enters into affiliation agreements with resort property owners/developers (developers) to allow owners of weekly timeshare intervals (subscribers) to trade their owned weeks with other subscribers. In addition, the Company provides publications and other travel-related services to both developers and subscribers.

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

    COMPLETEHOME.COM
    CompleteHome.com is a real estate services Internet portal that encompasses all aspects of the home experience, including finding a home, buying or renting a home, moving and post-closing home improvements. CompleteHome.com's business consists of three primary sources of revenue: rental directory services, e-commerce/advertising and real estate related products including mortgage brokerage. CompleteHome.com integrates and enhances the online efforts of the Company's residential real estate brand names and those of the Company's other real estate business units.

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


    SEGMENT INFORMATION
    (IN MILLIONS)                              THREE MONTHS ENDED SEPTEMBER 30,
                               ---------------------------------------------------------
                                         1999                           1998
                               -----------------------        --------------------------
                                             ADJUSTED                         ADJUSTED
                               REVENUES       EBITDA          REVENUES         EBITDA
                               --------      --------         --------        --------
    Travel                    $  311.6      $    162.7       $  297.3         $  142.2
    Real Estate Franchise        161.4           124.4          126.7            102.1
    Relocation                   116.8            42.2          130.8             45.6
    Mortgage                     113.8            59.3           79.9             45.4
    Individual Membership        279.6            48.3 (2)      241.0            (11.0)
    Insurance/Wholesale          143.5            48.3          135.5             32.1
    CompleteHome.com               5.2           (7.7)            2.6              0.3
    Other Services               278.5            49.2 (3)      349.2              9.9 (4,5)
    Fleet                            -               -           94.8             40.5
                              --------      ----------       --------         --------
    Total                     $1,410.4      $    526.7       $1,457.8         $  407.1
                              ========      ==========       ========         ========


                                             NINE MONTHS ENDED SEPTEMBER 30,
                               -------------------------------------------------------
                                         1999                          1998
                               -----------------------        ------------------------
                                              ADJUSTED                        ADJUSTED
                               REVENUES       EBITDA          REVENUES        EBITDA (10)
                               --------      ---------        --------       ------------
    Travel                    $  873.2       $   453.9 (6)    $  826.5         $   427.0
    Real Estate Franchise        416.9           309.7           342.5             264.4
    Relocation                   314.5            94.3           340.7              97.6
    Mortgage                     313.6           153.0           251.9             127.7
    Individual Membership        766.8            77.3 (2)       650.1             (68.4)
    Insurance/Wholesale          426.2           136.6 (7)       406.3             106.7
    CompleteHome.com              11.3           (13.6)            7.2               0.9
    Other Services               788.8           125.6 (8)       752.5 (1)          79.9 (1,5,9)
    Fleet                        207.4            80.8           287.4             131.8
                              --------       ---------        --------         ---------
    Total                     $4,118.7       $ 1,417.6        $3,865.1         $ 1,167.6
                              ========       =========        ========         =========

---------------
(1) Includes the financial results of NPC from the April 27, 1998 acquisition date.
(2) Excludes an $84.8 million non-recurring charge associated with the formation of NGI.
(3) Excludes (i) $4.6 million of investigation-related costs; (ii) $4.0 million of costs resulting from further consolidation of European call centers in Cork, Ireland; and (iii) $1.1 million of other reorganization related costs.
(4) Excludes (i) $50.4 million of costs associated with separation payments to the Company's former chairman; and (ii) $26.0 million of investigation-related costs.
(5) Includes a $50.0 million non-cash write-off of impaired goodwill associated with the Company's National Library of Poetry subsidiary and certain equity investments in interactive membership businesses.
(6) Excludes a $23.0 million non-recurring charge in connection with the transition of the Company's lodging franchisees to a Company-sponsored property management system.
(7) Includes an $8.2 million reduction in expenses resulting from a change in the estimated amortization lives of accidental death and dismemberment customer acquisition costs.
(8) Excludes (i) $12.8 million of investigation-related costs; (ii) $4.0 million of costs resulting from further consolidation of European call centers in Cork, Ireland; (iii) $1.1 million of costs associated with certain reorganization; (iv) a $7.0 million write-off of deferred acquisition costs incurred in connection with the termination of the proposed acquisition of RACMS; and (v) a $1.3 million gain on the sale of Essex which has been recorded as a credit to merger-related costs and other unusual charges.
(9) Excludes (i) $50.4 million of costs associated with separation payments to the Company's former chairman; and (ii) $58.2 million of investigation-related costs.

(10) Excludes a net credit of $24.4 million associated with changes in the estimate of liabilities previously recorded in connection with merger-related costs and other unusual charges. The aforementioned net credit was comprised of $5.4 million, $1.0 million, $24.1 million and $1.3 million of credits within the Travel, Real Estate Franchise, Other Services and Fleet segments, respectively, and $3.7 million of charges incurred within the Relocation and Mortgage segments, respectively.

    Provided below is a reconciliation of total Adjusted EBITDA for reportable operating segments for the three and nine months ended September 30, 1999 and 1998 to income from continuing operations before income taxes and minority interest.

                                                              THREE MONTHS ENDED SEPTEMBER 30,
    (IN MILLIONS)                                                 1999             1998
                                                              ----------        ----------
    Adjusted EBITDA for reportable segments                    $  526.7         $   407.1
    Depreciation and amortization                                  87.4              88.9
    Other charges
      Merger-related costs and other unusual charges (credits)     89.9                 -
      Other investigation-related costs                             4.6              11.5
      Investigation-related financing costs                           -              14.5
      Executive termination                                           -              50.4
    Interest, net                                                  51.5              31.0
    Net gain on disposition of businesses                          75.3                 -
                                                               --------         ---------
    Income from continuing operations before
      income taxes and minority interest                       $  368.6         $   210.8
                                                               ========         =========


                                                               NINE MONTHS ENDED SEPTEMBER 30,
    (IN MILLIONS)                                                 1999              1998
                                                               ---------        ----------
    Adjusted EBITDA for reportable segments                    $1,417.6         $ 1,167.6
    Depreciation and amortization                                 277.0             241.3
    Other charges
      Merger-related costs and other unusual charges (credits)    111.6             (24.4)
      Termination of proposed acquisition                           7.0                 -
      Other investigation-related costs                            12.8              31.0
      Investigation-related financing costs                           -              27.2
      Executive termination                                           -              50.4
    Interest, net                                                 153.8              72.9
    Net gain on disposition of businesses                         824.8                 -
                                                               --------         ---------
    Income from continuing operations before
      income taxes and minority interest                       $1,680.2         $   769.2
                                                               ========         =========

14. SUBSEQUENT EVENTS

    DISPOSITION OF BUSINESSES
    Pending disposition of Green Flag. On October 8, 1999, the Company entered into a definitive agreement to dispose of its Green Flag business unit for approximately $410 million in cash. The transaction, subject to customary regulatory approval in the United Kingdom ("UK"), is expected to be consummated in the fourth quarter of 1999. Green Flag is a roadside assistance organization based in the UK, which provides a wide range of emergency support and rescue services.

    North American Outdoor Group. On October 8, 1999, the Company completed the disposition of approximately 94% of its North American Outdoor Group ("NAOG") business unit for approximately $140.0 million in cash. The Company will retain approximately 6% of NAOG's equity in connection with the transaction. The sale of NAOG generated a gain of $107.1 million ($67.0 million, after tax). Subsequent to consummation, the Company will account for its investment in NAOG using the cost method. NAOG is one of the largest lifestyle affinity membership organizations.

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

Our businesses provide a wide range of complementary consumer and business services which together consists of four principal divisions - travel related services, real estate related services, direct marketing services and other consumer and business services. Although the Company disposed of its Fleet segment on June 30, 1999, we added CompleteHome.com as an additional reportable operating segment in the third quarter 1999, thereby maintaining eight business segments. The travel services businesses facilitate vacation timeshare exchanges, and franchise car rental and hotel businesses; the real estate related services division franchise real estate brokerage businesses, provide home buyers with mortgages and assist in employee relocation; and the direct marketing services businesses provide an array of value driven products and services. Our other consumer and business services include our tax preparation services franchise, information technology services, car parking facility services, vehicle emergency support and rescue services, discount coupon books (sale pending), credit information services, financial products and other consumer-related services.

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

In addition to the above mentioned divestitures, we recently initiated certain internet strategies outlined below.

We recently announced that our Board of Directors approved a plan to create a new series of Cendant common stock to track the performance of CompleteHome.com, Inc. our internet real estate services portal. The plan to create a new series of tracking stock, is subject to shareholder approval. CompleteHome.com will integrate and enhance the online efforts of our residential real estate brands and those of our other real estate business units. CompleteHome.com encompasses all aspects of the home experience including finding a home, buying or renting home, moving and post-closing home improvements. CompleteHome.com's business consists of three primary sources of revenue: rental directory services, e-commerce/advertising and real estate related products including mortgage brokerage. We plan to file a proxy statement with the Securities and Exchange Commission ("SEC"), which will contain financial details as well as more specific plans concerning the tracking stock proposal. Although the tracking stock is intended to track the performance of CompleteHome.com, holders, if any, will still be subject to all the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

On September 15, 1999, we donated the outstanding common stock of Netmarket, Inc. ("NGI") to a charitable trust and NGI began operations as an independent company that will pursue the development of the interactive on-line businesses formerly within our direct marketing division. NGI will own, operate, develop and expand the on-line membership businesses. We donated NGI's outstanding common stock to a charitable trust and retained an ownership of a convertible preferred stock of NGI, which is ultimately exchangeable, at our option, into approximately 78% of NGI's diluted common shares (see "Liquidity and Capital Resources - Investment in Netmarket, Inc."). Accordingly, as a result of the change of ownership, NGI's operating results will no longer be included in our consolidated financial statements on a prospective basis.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999
                                     VS.
                        THREE MONTHS ENDED SEPTEMBER 30, 1998

CONSOLIDATED RESULTS

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------------
(DOLLARS IN MILLIONS)                                    1999            1998        % CHANGE
                                                      ---------       ---------      ---------
Net revenues                                          $ 1,410.4       $  1,457.8          (3%)
                                                      ---------       ----------

Expenses
  Operating                                               443.6            565.9         (22%)
  Marketing and reservation                               270.5            297.2          (9%)
  General and administrative                              169.6            187.6         (10%)
                                                      ---------       ----------
                                                          883.7          1,050.7         (16%)
                                                      ---------       ----------
Adjusted EBITDA                                           526.7            407.1          29%
Other charges
  Merger-related costs and other unusual
    charges (credits)                                      89.9              -             *
  Other investigation-related costs                         4.6             11.5           *
  Investigation-related financing costs                     -               14.5           *
  Executive termination                                     -               50.4           *
Depreciation and amortization expense                      87.4             88.9          (2%)
Interest expense, net                                      51.5             31.0          66%
Net gain on disposition of businesses                      75.3              -             *
                                                      ---------        ---------
Pre-tax income from continuing operations
  before minority interest                                368.6            210.8           *
Provision for income taxes                                144.3             73.2          97%
Minority interest, net of tax                              15.7             14.5           8%
                                                      ---------       ----------
Income from continuing operations                         208.6            123.1           *
Loss from discontinued operations, net of tax               -              (12.1)          *
Loss on sale of discontinued operations, net of tax        (6.9)             -             *
                                                      ---------       ----------
Net income                                            $   201.7       $    111.0           *
                                                      =========       ==========

---------
*  Not meaningful.

REVENUES AND ADJUSTED EBITDA

Revenues decreased $47.4 million (3%) in third quarter 1999 compared with second quarter 1998. Revenues grew in substantially all of our reportable operating segments, however the disposition of non-strategic businesses during 1999 resulted in the consolidated revenue decrease. Adjusted EBITDA increased $119.6 million (29%) for the same period. Significant contributing factors which gave rise to growth in substantially all of our reportable operating segments included growth in the volume of mortgage services provided and an increase in the amount of royalty fees received from our franchised brands, within both our travel and real estate franchise segments. In addition, we experienced strong growth and efficiencies within our direct marketing businesses. A detailed discussion of revenues and Adjusted EBITDA trends from 1998 to 1999 is included in the section entitled "Results of Reportable Operating Segments - Third Quarter 1999 vs. Third Quarter 1998."

OTHER CHARGES

Executive Terminations. We incurred $50.4 million of costs in third quarter 1998 related to the termination of Walter A. Forbes, who resigned as our Chairman and as a member of our Board of Directors in July 1998. The severance agreement reached with Mr. Forbes entitled him to the benefits required by his employment contract relating to a termination of Mr. Forbes' employment with us for reasons other than for cause. Aggregate benefits given to Mr. Forbes resulted in a charge of $50.4 million comprised of $37.9 million in cash payments and 1.3 million of immediately vested Company stock options, with a Black-Scholes value of $12.5 million.

Investigation-Related Costs. During third quarter 1999, we incurred $4.6 million of professional fees and other miscellaneous expenses in connection with accounting irregularities in the former business units of CUC International Inc. ("CUC") and the resulting investigations into such matters
("investigation-related costs").

Merger-Related Costs and Other Unusual Charges (Credits). During third quarter 1999, we recorded a net charge of $89.9 million ($51.6 million, after tax), comprised of an $84.8 million ($48.4 million, after tax) non-recurring charge in connection with the donation of NGI shares to the charitable trust, $4.0 million of costs resulting from further consolidation of European call centers in Cork, Ireland and $1.1 million of other reorganization related costs.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense decreased $1.5 million (2%) in third quarter 1999 compared to third quarter 1998 primarily as a result of the impact of the disposed businesses offset by increased depreciation on the continuing business due to continued capital spending.

INTEREST EXPENSE, NET AND MINORITY INTEREST, NET OF TAX

Interest expense, net, increased $20.5 million (66%) while minority interest, net of tax, increased slightly in third quarter 1999 compared to third quarter 1998. The increase in interest expense is principally attributable to higher borrowing costs during 1999 as compared to 1998. The average debt balances in 1999 were comprised of longer-term fixed rate debt as compared to 1998, which substantially contributed to the increase in cost of funds. Minority interest, net of tax, reflects the preferred dividends payable in cash on our FELINE PRIDES and the trust preferred securities issued in March 1998 (see "Liquidity and Capital Resources - Financing Exclusive of Management and Mortgage Financing
- FELINE PRIDES and Trust Preferred Securities").

NET GAIN ON DISPOSITION OF BUSINESSES

See "Liquidity and Capital Resources - Divestitures" for a discussion regarding the dispositions of certain businesses during third quarter 1999 and the resulting net gain from such dispositions.

PROVISION FOR INCOME TAXES

Our effective tax rate was increased from 34.7% in 1998 to 39.1% in 1999 due to income taxes provided on the net gain realized upon the disposition of Global Refund Group and Spark Services, Inc. at a higher tax rate than that of continuing operations.

DISCONTINUED OPERATIONS

Pursuant to our program to divest non-strategic businesses and assets, we sold our consumer software and classified advertising businesses in January 1999 and December 1998, respectively (see "Liquidity and Capital Resources - Divestitures
- Discontinued Operations").

On April 21, 1999 (the "Measurement Date"), we announced that our Board of Directors approved management's plan to pursue the sale of our Entertainment Publications, Inc. ("EPub") business unit, our wholly-owned subsidiary. At such time we reclassified EPub to discontinued operations for all prior-reporting periods. We expected to realize a gain on sale and, accordingly, $6.9 million of EPub's net operating losses were deferred subsequent to the Measurement Date through June 30, 1999.

In September 1999, we entered into a definitive agreement to sell EPub. However, the sale transaction was structured in a manner that precluded EPub from being classified as a discontinued operation. As a result, the deferral of EPub's operating results of $6.9 million was reclassified to continuing operations during the second quarter of 1999 with a corresponding gain recognized on sale of discontinued operations in order to properly reflect the results of continuing operations. The impact to net income, however, was not required to be recognized until the third quarter of 1999. Accordingly, the gain recognized on sale of discontinued operations in the second quarter was reversed.

The operating results of the consumer software business during 1999, through the date of sale (January 12, 1999) were not material. In 1998, loss from discontinued operations, net of tax, was $12.1 million and was comprised of the following operating results:
                               THREE MONTHS ENDED
                               SEPTEMBER 30, 1998
                         ------------------------------
                         CONSUMER            CLASSIFIED
(IN MILLIONS)            SOFTWARE           ADVERTISING
                         --------           -----------
Net revenues             $  119.5             $   65.2
Net loss                    (10.5)                (1.6)


RESULTS OF REPORTABLE OPERATING SEGMENTS - THIRD QUARTER 1999 VS.
THIRD QUARTER 1998

The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-operating interest, income taxes, depreciation and amortization, adjusted to exclude net gain on disposition of businesses and other items which are of a non-recurring or unusual nature, and are not measured in assessing segment performance or are not segment specific. Our management believes such discussion is the most informative representation of how management evaluates performance. We identified our reportable operating segments based primarily on the types of services we provide, the consumer base to which marketing efforts are directed and the methods we use to sell services. Although we disposed of our fleet segment on June 30, 1999, we added CompleteHome.com as an additional reportable operating segment, thereby maintaining the eight reportable operating segments which collectively comprise our continuing operations. For additional information, including a description of the services provided in each of our reportable operating segments, see Note 13 to the consolidated financial statements.

Three Months Ended September 30,
--------------------------------
(Dollars in millions)


                          REVENUES                    ADJUSTED EBITDA                 ADJUSTED EBITDA
                -----------------------------   ---------------------------------         MARGIN
                                         %                                  %         ---------------
                  1999       1998      CHANGE       1999         1998      CHANGE      1999     1998
                -------   --------    --------   -----------   -------   --------     ------   ------
Travel         $  311.6   $  297.3         5%    $  162.7      $ 142.2       14%        52%      48%
Real Estate
   Franchise      161.4      126.7        27%       124.4        102.1       22%        77%      81%
Relocation        116.8      130.8       (11%)       42.2         45.6       (7%)       36%      35%
Mortgage          113.8       79.9        42%        59.3         45.4       31%        52%      57%
Individual
  Membership      279.6      241.0        16%        48.3 (1)    (11.0)       *         17%      (5%)
Insurance/
  Wholesale       143.5      135.5         6%        48.3         32.1       50%        34%      24%
CompleteHome.com    5.2        2.6       100%        (7.7)         0.3        *          *        *
Other Services    278.5      349.2       (20%)       49.2 (2)      9.9 (3,4)  *         18%       3%
Fleet                 -       94.8         *            -         40.5        *          *       43%
               --------   --------               --------      -------
Total          $1,410.4   $1,457.8        (3%)   $  526.7      $ 407.1       29%        37%      28%
               ========   ========               ========      =======

----------------
(1) Excludes an $84.8 million non-recurring charge associated with the formation of NGI.
(2) Excludes (i) $4.6 million of investigation-related costs; (ii) $4.0 million of costs resulting from further consolidation of European call centers in Cork, Ireland; and (iii) $1.1 million of other reorganization related costs.
(3) Includes a $50.0 million non-cash write off of certain equity investments in interactive membership businesses and impaired goodwill associated with our National Library of Poetry ("NLP") subsidiary.
(4) Excludes $76.4 million of investigation-related items, including incremental financing costs, and separation payments to our former chairman.
*   Not meaningful.

TRAVEL

Revenues and Adjusted EBITDA increased $14.3 million (5%) and $20.5 million (14%), respectively, in third quarter 1999 compared to third quarter 1998. Contributing to the revenue and Adjusted EBITDA increases were $6.6 million (4%) increase in franchise fees, consisting of increases in lodging and car rental franchise fees of $3.6 million (3%) and $3.0 million (7%), respectively, as well as higher Preferred Alliances revenues. Our franchise businesses experienced incremental growth in third quarter 1999 compared to third quarter 1998 primarily due to increases in available rooms (22,600 incremental rooms domestically), and car rental days. Timeshare subscription and exchange revenue increased $3.0 million (4%) as a result of increased volume. The Adjusted EBITDA margin improved to 52% in 1999 from 48% in the same quarter in 1998. The improvement in Adjusted EBITDA margin is attributable to continued expense management and operating leverage.

REAL ESTATE FRANCHISE

Revenues and Adjusted EBITDA increased $34.7 million (27%) and $22.3 million (22%), respectively, in third quarter 1999 compared to third quarter 1998. Royalty fees increased for the CENTURY 21(R), COLDWELL BANKER(R) and ERA(R) franchise brands collectively by $24.6 million (21%) primarily as a result of a 4% increase in home sale transactions by franchisees and a 7% increase in the average price of homes sold. Home sales by franchisees benefited from strong third quarter 1999 existing domestic home sales, as well as from expansion of our franchise systems. Beginning in second quarter 1999, the financial results of the national advertising funds for the COLDWELL BANKER and ERA brands (the "Advertising Funds") were consolidated into the segment's financial results. This increased third quarter revenues by $8.3 million and increased expenses by the like amount, with no impact on Adjusted EBITDA. The Advertising Funds spend most of their revenues on marketing and advertising expenses for their respective franchise brands. The consolidation of the Advertising Funds reduced the 1999 Adjusted EBITDA margin to 77%, versus 81% in 1998.

RELOCATION

Revenues and Adjusted EBITDA decreased $14.0 million (11%) and $3.4 million (7%), respectively in the third quarter 1999 compared to the third quarter 1998. Certain niche-market asset management operations, which were sold in third quarter 1998, benefited third quarter 1998 revenues and Adjusted EBITDA by $10.6 million and $8.9 million, respectively. Without this non-recurring item, revenues were down 37% and Adjusted EBITDA increased 15%. Ancillary service fees have generally increased, partially offsetting reduced home sale revenue and reflecting a trend from asset-based to service-based fees. The Adjusted EBITDA margin increased from 35% in 1998 to 36% in 1999 primarily due to operating expense reductions of $10.6 million (12%), comprised of cost savings in information technology, regional operations, sales and the sale of certain asset management operations discussed above.

MORTGAGE

Revenues and Adjusted EBITDA increased $33.9 million (42%) and $13.9 million (31%), respectively, in third quarter 1999 compared to third quarter 1998, primarily due to growth in both mortgage origination revenue and servicing revenue. The Adjusted EBITDA margin decreased from 57% in 1998 to 52% in 1999, as higher revenues were offset by higher operating expenses including technology, infrastructure expenditures and teleservices costs to support our "Phone-in, Move-in" and "Log-in, Move-in" programs. Mortgage closings decreased $0.4 billion (6%) to $6.6 billion, due to lower refinance volumes partially offset by continued increases in the origination of mortgages for home purchases. The average production fee increased 28.6 basis points, resulting in a $14.6 million increase in production revenues. The increase in the average production fee resulted from a shift to more profitable sales and processing channels and growth in servicing origination revenues. The average servicing portfolio grew $9.0 billion (23%) and recurring servicing revenue increased $21.9 million, with the average servicing fee increasing 4.5 basis points.

INDIVIDUAL MEMBERSHIP

Revenues and Adjusted EBITDA increased $38.6 million (16%) and $59.3 million, respectively, in third quarter 1999 compared to third quarter 1998. The Adjusted EBITDA margin improved to positive 17% from negative 5% for the same period. The revenue growth is principally due to a greater number of members and increases in the average price of a membership. The increase in Adjusted EBITDA margin is primarily due to the revenue increases, since many of the infrastructure costs associated with providing services to members are not dependent on revenue volume. Results also benefited from reduced solicitation spending, as we further refined the targeted audiences for our direct marketing efforts and achieved greater efficiencies in reaching potential new members. Beginning September 15, 1999, Individual Membership's principal on-line businesses are no longer consolidated into our operations as a result of the formation of NGI, which will own, operate, develop and expand those businesses. In the third quarter of 1999, the on-line membership business contributed $15.9 million in revenues but reduced Adjusted EBITDA by $7.2 million.

INSURANCE/WHOLESALE

Revenues and Adjusted EBITDA increased $8.0 million (6%) and $16.2 million (50%), respectively, in third quarter 1999 compared to third quarter 1998. The increase in revenues was principally attributable to international expansion, while the Adjusted EBITDA improvement was due to improved profitability in international markets and a $7.3 million marketing expense decrease related to longer amortization periods for certain customer acquisition costs. International revenues and Adjusted EBITDA increased $6.7 million (22%) and $5.2 million, respectively, primarily due to a 35% increase in customers. The Adjusted EBITDA margin increased from 24% in 1998 to 34% in 1999. The Adjusted EBITDA margin for domestic operations was 40% in 1999, versus 30% in 1998. The Adjusted EBITDA margin for international operations was 15% for 1999, versus 1% in 1998. Domestic operations, which represented 74% of segment revenues in 1999, generated higher Adjusted EBITDA margins than international operations as a result of continued expansion costs incurred internationally to penetrate new markets. International operations, however, have become increasingly profitable as they have expanded over the last 18 months.

COMPLETEHOME.COM

CompleteHome.com is our new internet real estate services portal. We announced in the third quarter of 1999, that we plan to create a new series of common stock intended to reflect the performance of CompleteHome.com. The plan to create a new series of tracking stock is subject to stockholder approval. The tracking stock proposal, if adopted, will enable us to issue CompleteHome.com tracking stock in one or more private or public financings and perhaps creating a public trading market for CompleteHome.com tracking stock. Accordingly, CompleteHome.com is reported as a separate business segment beginning third quarter 1999. Revenues increased $2.6 million (100%) to $5.2 million, while Adjusted EBITDA decreased $8.0 million to a loss of $7.7 million in third quarter 1999 compared to third quarter 1998. These results reflect our increased investment in marketing and development of the portal.

OTHER SERVICES

Revenues decreased $70.7 million (20%) and Adjusted EBITDA increased $39.3 million, respectively, in third quarter 1999 compared to third quarter 1998. Revenues decreased primarily as a result of the disposition of certain operations including Essex Corporation, ("Essex") in January 1999, National Leisure Group ("NLG") and NLP in May 1999, Spark Services, Inc. ("Spark") in August 1999, Global Refund Group ("Global Refund") in August 1999, and Central Credit, Inc. ("CCI") in September 1999. In addition, EPub revenues decreased due to the timing of field sales. The revenue decreases were partially offset by income from financial investments in 1999 versus a significant loss in 1998. The increase in Adjusted EBITDA was primarily due to a $50.0 million non-cash write-off of assets in 1998 and a $13.0 million increase in the Adjusted EBITDA of our National Car Parks subsidiary in 1999. These increases were partially offset by the revenue items discussed above.

FLEET

On June 30, 1999, we completed the disposition of our fleet segment for aggregate consideration of $1.8 billion (see "Liquidity and Capital Resources - Divestitures Disposition of Fleet Segment"). Revenues and Adjusted EBITDA were $94.8 million and $40.5 million, respectively, in third quarter 1998.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999
                                VS.
                        NINE MONTHS ENDED SEPTEMBER 30, 1998

CONSOLIDATED RESULTS

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                            ----------------------------------------
(DOLLARS IN MILLIONS)                                          1999            1998        % CHANGE
                                                            ---------       ---------      ---------
Net revenues                                                $ 4,118.7       $  3,865.1           7%
                                                            ---------       ----------

Expenses
  Operating                                                   1,355.4          1,356.9           *
  Marketing and reservation                                     820.6            853.2          (4%)
  General and administrative                                    525.1            487.4           8%
                                                            ---------       ----------
                                                              2,701.1          2,697.5           *
                                                            ---------       ----------
Adjusted EBITDA                                               1,417.6          1,167.6          21%
Other charges
  Merger-related costs and other unusual
    charges (credits)                                           111.6            (24.4)          *
  Termination of proposed acquisition                             7.0              -             *
  Other investigation-related costs                              12.8             31.0           *
  Investigation-related financing costs                           -               27.2           *
  Executive termination                                           -               50.4           *
Depreciation and amortization expense                           277.0            241.3          15%
Interest expense, net                                           153.8             72.9         111%
Net gain on disposition of businesses                           824.8              -             *
                                                            ---------       ---------
Pre-tax income from continuing operations
  before minority interest                                    1,680.2            769.2           *
Provision for income taxes                                      382.2            273.0          40%
Minority interest, net of tax                                    46.1             34.3          34%
                                                            ---------       ----------
Income from continuing operations                             1,251.9            461.9           *
Loss from discontinued operations, net of tax                     -              (25.0)          *
Net gain on sale of discontinued operations, net of tax         174.1                -           *
                                                            ----------      ----------
Net income                                                  $ 1,426.0       $    436.9           *
                                                            =========       ==========

---------
*   Not meaningful.

REVENUES AND ADJUSTED EBITDA

Revenues increased $253.6 million (7%) during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, which reflected growth in substantially all of our reportable operating segments despite the effects of the disposition of non-strategic businesses. Adjusted EBITDA also increased $250.0 million (21%) for the same periods. Significant contributing factors which gave rise to such increases included substantial growth in the volume of mortgage services provided and an increase in the amount of royalty fees received from our franchised brands, within both our travel and real estate franchise segments. In addition, we experienced strong growth and efficiencies within our direct marketing businesses. Revenues and Adjusted EBITDA included the operating results of NPC, which was acquired in April 1998, for all nine months in 1999 compared to the post acquisition period in 1998. A detailed discussion of revenues and Adjusted EBITDA trends from 1998 to 1999 is included in the section entitled "Results of Reportable Operating Segments - Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998."

OTHER CHARGES

Merger-Related Costs and Other Unusual Charges (Credits). During the nine months ended September 30, 1999, we recorded a net charge of $111.6 million which was comprised of an $84.8 million non-recurring charge in connection with the donation of NGI shares to the charitable trust and the subsequent development advance (see "Overview" discussion regarding the creation of NGI on September 15, 1999), a $23.0 million non-recurring charge in connection with the transition of our lodging franchisees to a Company-sponsored property management system, $4.0 million of costs resulting from further consolidation of European call centers in Cork, Ireland and $1.1 million of other reorganization related costs, partially offset by a $1.3 million pre-tax gain on the sale of Essex. In January 1999, we completed the sale of Essex for $8.0 million. Coincident with the Cendant merger, we previously recorded an unusual charge related to certain intangible assets of Essex which were determined to be impaired.

During the nine months ended September 30, 1998, we recorded a net credit of $24.4 million associated with changes in the estimate of liabilities previously recorded in connection with merger-related costs and other unusual charges.

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

Investigation-Related Costs. During the nine months ended September 30, 1999, we incurred $12.8 million of investigation-related costs.

Executive Termination. See "Other charges" discussion for three months ended September 30, 1999, regarding the termination of Walter A. Forbes in July 1998.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased $35.7 million (15%) during the nine months ended September 30, 1999 compared to the prior year period as a result of incremental amortization of goodwill and other intangible assets from 1998 acquisitions and continued capital spending primarily to support growth and enhance marketing opportunities in our businesses, partially offset by the impact of the disposed businesses.

INTEREST EXPENSE, NET AND MINORITY INTEREST, NET OF TAX

Interest expense, net, increased $80.9 million (111%) primarily as a result of higher borrowing costs as well as an increase in the average debt balances outstanding during the nine months ended September 30, 1999 when compared with the same period in 1998. The composition of average debt balances during 1999 included longer-term fixed rate debt carrying higher interest rates as compared to 1998. The higher average debt balance carried during 1999 is principally reflective of incremental borrowings used to finance the April 1998 acquisition of NPC. In addition, minority interest, net of tax, increased $11.8 million (34%). Minority interest, net of tax, is primarily related to the preferred dividends payable in cash on our FELINE PRIDES and the trust preferred securities issued in February 1998 (see "Liquidity and Capital Resources - Financing Exclusive of Management and Mortgage Financing - FELINE PRIDES and Trust Preferred Securities").

NET GAIN ON DISPOSITION OF BUSINESSES

See "Liquidity and Capital Resources - Divestitures" for a discussion regarding the dispositions of certain businesses during the nine months ended September 30, 1999 and the resulting net gain from such dispositions.

PROVISION FOR INCOME TAXES

Our effective tax rate was decreased from 35.5% in 1998 to 22.7% in 1999 primary due to the impact of the disposition of our fleet businesses which were accounted for as a tax-free merger for tax purposes. Accordingly, minimal income taxes were provided on the net gain realized upon disposition.

DISCONTINUED OPERATIONS

Pursuant to our program to divest non-strategic businesses and assets, we sold our consumer software and classified advertising businesses in January 1999 and December 1998, respectively. We recorded a $192.7 million gain, net of tax, on the sale of discontinued operations in the first quarter of 1999, related to the disposition of our consumer software business, coincident with the closing of the transaction. We recorded an $18.6 million reduction to the gain in the second quarter of 1999 in connection with certain post-closing adjustments.

Loss from discontinued operations, net of tax, was $25.0 million in 1998 and was comprised of the following operating results:

                                                   NINE MONTHS ENDED
                                                   SEPTEMBER 30, 1998
                                             ------------------------------
                                               CONSUMER         CLASSIFIED
(IN MILLIONS)                                  SOFTWARE         ADVERTISING
                                             -------------      -----------
Net revenues                                 $    345.8          $   202.4
Net income (loss)                                 (34.4)               9.4


RESULTS OF REPORTABLE OPERATING SEGMENTS - NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                       VS.
                                           NINE MONTHS ENDED SEPTEMBER 30, 1998
Nine Months Ended September 30,
-------------------------------
(Dollars in millions)

                          REVENUES                    ADJUSTED EBITDA                       ADJUSTED EBITDA
                -----------------------------   -------------------------                        MARGIN
                                          %                                         %     -------------------
                  1999       1998      CHANGE      1999          1998 (1)        CHANGE    1999        1998
                -------    -------   --------   -----------    ----------       --------  ------      -------
Travel         $  873.2    $ 826.5        6%    $  453.9(2)     $   427.0           6%      52%         52%
Real Estate
   Franchise      416.9      342.5       22%       309.7            264.4          17%      74%         77%
Relocation        314.5      340.7       (8%)       94.3             97.6          (3%)     30%         29%
Mortgage          313.6      251.9       24%       153.0            127.7          20%      49%         51%
Individual
  Membership      766.8      650.1       18%        77.3(3)         (68.4)          *       10%        (11%)
Insurance/
  Wholesale       426.2      406.3        5%       136.6            106.7          28%      32%         26%
CompleteHome.com   11.3        7.2       57%       (13.6)             0.9           *        *           *
Other Services    788.8      752.5        5%       125.6(4)          79.9(5,6)     57%      16%         11%
Fleet             207.4      287.4        *         80.8            131.8           *       39%         46%
               --------   --------              --------        ---------
Total          $4,118.7   $3,865.1        7%    $1,417.6        $ 1,167.6          21%      34%         30%
               ========   ========              ========        =========

-----------------
(1) Excludes a net credit of $24.4 million associated with changes in the estimate of liabilities previously recorded in connection with merger-related costs and other unusual charges. The aforementioned net credit was comprised of $5.4 million, $1.0 million, $24.1 million and $1.3 million of credits within the Travel, Real Estate Franchise, Other Services and Fleet segments, respectively, and $3.7 million of charges incurred within each of the Relocation and Mortgage segments, respectively.

(2) Excludes a $23.0 million non-recurring charge in connection with the transition of our lodging franchisees to a Company-sponsored property management system.
(3) Excludes an $84.8 million non-recurring charge associated with the formation of NGI. (4) Excludes (i) $12.8 million of investigation-related costs; (ii) $4.0 million of costs resulting from further consolidation of European call centers in Cork, Ireland; (iii) $1.1 million of other reorganization related costs; (iv) a $7.0 million write-off of deferred acquisition costs incurred in connection with the termination of the proposed acquisition of RACMS; and
    (v) a $1.3 million gain on the sale of Essex.
(5) Includes a $50.0 million non-cash write off of certain equity investments in interactive membership businesses and impaired goodwill associated with NLP.
(6) Excludes $108.6 million of investigation-related items, including incremental financing costs, and separation payments to the Company's former chairman.
*   Not meaningful.

TRAVEL

Revenues and Adjusted EBITDA increased $46.7 million (6%) and $26.9 million (6%), respectively, in the first nine months of 1999 compared to the first nine months of 1998. Excluding a $6.9 million decrease in gains from the sale of portions of our equity investment in Avis Rent A Car, Inc. ("ARAC") from $17.7 million in 1998 to $10.8 million in 1999, revenues increased $53.6 million (7%) and Adjusted EBITDA increased $33.7 million (8%). Contributing to the revenue and Adjusted EBITDA growth were increases in lodging and car rental franchise fees of $18.4 million (6%) and $12.2 million (10%), respectively. Our franchise businesses experienced incremental growth in the first nine months of 1999 compared to the first nine months of 1998, primarily due to increases in average available rooms (23,800 incremental rooms domestically), revenue per available room and car rental days. Timeshare subscription and exchange revenue increased $16.8 million (7%) as a result of increased volume. Increased operating expenses and increased marketing and reservation fund expenses, which were attributable to increased volumes and were offset by increased marketing and reservation revenues received from franchisees, substantially contributed to a $19.8 million (5%) increase in total expenses. The Adjusted EBITDA margin remained unchanged at 52%.

REAL ESTATE FRANCHISE

Revenues and Adjusted EBITDA increased $74.4 million (22%) and $45.3 million (17%), respectively, in the first nine months of 1999 compared to the first nine months of 1998. Royalty fees increased for the CENTURY 21(R), COLDWELL BANKER(R) and ERA(R) franchise brands collectively by $49.9 million (17%) primarily as a result of a 7% increase in both home sale transactions by franchisees and the average price of homes sold. Home sales by franchisees benefited from strong existing domestic home sales in the first nine months of 1999, as well as from expansion of our franchise system. Beginning in second quarter 1999, the financial results of the Advertising Funds for the COLDWELL BANKER and ERA brands were consolidated into the results of the Real Estate Franchise segment, which increased revenues by $23.0 million and increased expenses by a like amount, with no impact on Adjusted EBITDA. Revenues from Preferred Alliance declined $6.7 million compared to the first nine months of 1998. This decrease was offset by a $10.0 million gain on the sale of preferred stock of NRT Incorporated, the independent company we helped form in 1997 to serve as a consolidator of residential real estate brokerages. Since most costs associated with the real estate franchise business do not vary significantly with home sale volume or revenues, the increase in revenues contributed to an improvement of the Adjusted EBITDA margin from 77% in 1998 to 79% in 1999, prior to the consolidation of the Advertising Funds.

RELOCATION

Revenues and Adjusted EBITDA decreased $26.2 million (8%) and $3.3 million (3%), respectively, in the first nine months of 1999 compared to the first nine months of 1998. Certain niche-market asset management operations which were sold in the third quarter of 1998 benefited the first nine months of 1998 revenues and Adjusted EBITDA by $19.6 million and $14.5 million, respectively. This was partially offset by the second quarter 1999 sale of a minority interest in our Fairtide insurance subsidiary, which resulted in $7.2 million of additional revenue and Adjusted EBITDA. Referral fees increased $10.2 million, nearly offsetting an $11.5 million decline in home sale revenue and reflecting a trend from asset-based to service-based fees. In 1998, revenues and Adjusted EBITDA benefited from an improvement in receivable collections, which permitted a $7.5 million reduction in billing reserve requirements. Operating expenses decreased $22.9 million (9%), comprised of cost savings in regional operations, reduced government home sale expenses and the sale of certain asset management operations discussed above. The Adjusted EBITDA margin increased 30% in 1999 from 29% in 1998 primarily due to the previously discussed operating expense reductions.

MORTGAGE

Revenues and Adjusted EBITDA increased $61.7 million (24%) and $25.3 million (20%), respectively, in the first nine months of 1999 compared to the first nine months of 1998, primarily due to substantial growth in both mortgage origination revenue and servicing revenue. The Adjusted EBITDA margin decreased from 51% in 1998 to 49% in 1999, as higher revenues were partially offset by higher operating expenses related to increases in hiring, technology and capacity to support continued growth. Mortgage closings increased $2.8 billion (15%) to $21.2 billion, while the average production fee increased 3.6 basis points, resulting in a $39.0 million net increase in production revenues. The increase in the average production fee resulted from a shift to more profitable sales and processing channels and growth in servicing origination revenues. The average servicing portfolio grew $11.1 billion (32%) and recurring servicing revenue increased $27.5 million (83%), with the average servicing fee increasing 3.7 basis points.

INDIVIDUAL MEMBERSHIP

Revenues and Adjusted EBITDA increased $116.7 million (18%) and $145.7 million, respectively, in the first nine months of 1999 compared to the first nine months of 1998. The Adjusted EBITDA margin improved to positive 10% from negative 11% for the same periods. The revenue growth is principally due to a greater number of members added year over year and increases in the average price of a membership. Also contributing to the revenue growth was a $12.8 million increase due to the acquisition of a company in April 1998 that, among other services, provides members with access to their personal credit information. The increase in Adjusted EBITDA margin is primarily due to the revenue increases, since many of the infrastructure costs associated with providing services to members are not dependent on revenue volume. Results also benefited from a reduction in solicitation spending, as we further refined the targeted audiences for our direct marketing efforts and achieved greater efficiencies in reaching potential new members. Beginning September 15, 1999, Individual Membership's principal on-line businesses are no longer consolidated into our operations as a result of the formation of NGI, which will own, operate, develop and expand those businesses. Through its September 15 disposition date, on-line membership business contributed $48.8 million in revenues, but reduced Adjusted EBITDA by $23.5 million.

INSURANCE/WHOLESALE

Revenues and Adjusted EBITDA increased $19.9 million (5.0%) and $29.9 million (28%), respectively, in the nine months of 1999 compared to the nine months of 1998 primarily due to customer growth, which resulted from increases in affiliations with financial institutions. The increase in revenues was attributable principally to international expansion, while the Adjusted EBITDA increase was due to improved profitability in international markets as well as an $18.2 million expense decrease related to longer amortization periods for certain customer acquisition costs. International revenues and Adjusted EBITDA increased $22.1 million (26%) and $11.8 million (257%), respectively, primarily due to a 41% increase in customers. For the segment as a whole, the Adjusted EBITDA margin increased to 32% in 1999 from 26% in 1998. The Adjusted EBITDA margin for domestic operations was 38% in 1999, versus 32% in 1998. The Adjusted EBITDA margin for international operations was 15% for 1999, versus 5% in 1998. Domestic operations, which represented 75% of segment revenues in 1999, generated higher Adjusted EBITDA margins than international operations as a result of continued expansion costs incurred internationally to penetrate new markets. International operations, however, have become increasingly profitable as they have expanded over the last 18 months.

COMPLETEHOME.COM

Revenues increased $4.1 million (57%) to $11.3 million, while Adjusted EBITDA decreased $14.5 million to a loss of $13.6 million in the first nine months of 1999 compared to the first nine months of 1998. These results reflect our increased investment in marketing and development of the portal.

OTHER SERVICES

Revenues and Adjusted EBITDA increased $36.3 million (5%) and $45.7 million (57%), respectively in the nine months of 1999 compared to the nine months of 1998. Revenues increased primarily as a result of the April 1998 acquisition of NPC, which contributed $135.1 million of additional revenues in 1999 compared to 1998. The revenue increase attributable to the NPC acquisition was partially offset by the impact of divested operations, including Essex in January 1999, NLG and NLP in May 1999, Spark and Global Refund in August 1999 and CCI in September 1999. In addition, EPub revenues were reduced due to the timing of field sales. The increase in Adjusted EBITDA was primarily due to the revenue items discussed above and partially offset by increased operating and infrastructure costs.

FLEET

On June 30, 1999, we completed the disposition of our fleet segment (see "Liquidity and Capital Resources - Divestitures - Disposition of Fleet Segment"). Revenues and Adjusted EBITDA were $207.4 million and $80.8 million, respectively, in the first six months of 1999 and $287.4 million and $131.8 million, respectively, in the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

PENDING ISSUANCE OF TRACKING STOCK
On September 30, 1999, our Board of Directors approved a plan to create a new series of Cendant common stock to track the performance of CompleteHome.com, our internet real estate services portal ("CompleteHome.com tracking stock"). The plan to create new series of tracking stock is subject to shareholder approval. There is currently no common stock outstanding related to CompleteHome.com. We anticipate filing a proxy statement with the SEC, which will contain detailed financial information as well as more specific plans concerning the transaction. Although the CompleteHome.com tracking stock is intended to track the performance of CompleteHome.com, holders, if any, will be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. The tracking stock proposal, if adopted, will enable the Company to sell all or part of the CompleteHome.com tracking stock in one or more private or public financings and perhaps creating a public trading market for CompleteHome.com tracking stock. In connection with this announcement, the Company will report CompleteHome.com as a separate business segment. See Note 13
- Segment Information - CompleteHome.com for a description of the services provided.

The summarized income statement data of Cendant Consolidated, CompleteHome.com, and Cendant excluding CompleteHome.com below is for illustrative purposes only. Any retained interest in CompleteHome.com that may be allocated to traditional Cendant shareholders has not been reflected in Cendant excluding CompleteHome.com. If Cendant issues CompleteHome.com tracking stock, Cendant excluding CompleteHome.com will reflect the performance of Cendant's businesses other than CompleteHome.com plus any retained interest in CompleteHome.com, which will include a proportionate share of the operating results of CompleteHome.com. Prior to the issuance of CompleteHome.com tracking stock, all financial results of CompleteHome.com will be allocated to the traditional Cendant stockholders.

                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                      -------------------------------------

(In millions, except per share amounts)      CENDANT      COMPLETE   CENDANT EXCLUDING
                                           CONSOLIDATED   HOME.COM   COMPLETEHOME.COM
                                           ------------   --------   ----------------
Net revenues                                $ 1,410.4     $   5.2       $ 1,405.2
Expenses                                      1,117.1        13.4         1,103.7
Net gain on disposition of businesses            75.3                        75.3
                                            ---------     -------       ---------
Income (loss) before income taxes and
  minority interest                             368.6        (8.2)          376.8

Income (loss) from continuing operations        208.6        (5.3)          213.9

Earnings per share from continuing
  operations
    Basic                                   $    0.29                   $    0.29
    Diluted                                      0.27                        0.28


                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                      -------------------------------------

(In millions, except per share amounts)      CENDANT      COMPLETE   CENDANT EXCLUDING
                                           CONSOLIDATED   HOME.COM   COMPLETEHOME.COM
                                           ------------   --------   ----------------

Net revenues                                $ 1,457.8     $   2.6       $ 1,455.2
Expenses                                      1,247.0         3.0         1,244.0
                                            ---------     -------       ---------
Income (loss) before income taxes and
  minority interest                             210.8        (0.4)          211.2

Income (loss) from continuing operations        123.1        (0.2)          123.3

Earnings per share from continuing
  operations
    Basic                                   $    0.14                   $    0.14
    Diluted                                      0.14                        0.14


                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                      ------------------------------------

(In millions, except per share amounts)      CENDANT      COMPLETE   CENDANT EXCLUDING
                                           CONSOLIDATED   HOME.COM   COMPLETEHOME.COM
                                           ------------   --------   ----------------
Net revenues                                $ 4,118.7     $  11.3      $ 4,107.4
Expenses                                      3,263.3        26.5        3,236.8
Net gain on disposition of businesses           824.8                      824.8
                                            ---------     -------      ---------
Income (loss) before income taxes and
  minority interest                           1,680.2       (15.2)       1,695.4

Income (loss) from continuing operations      1,251.9        (9.9)       1,261.8

Earnings per share from continuing
  operations
    Basic                                   $    1.64                  $    1.65
    Diluted                                      1.54                       1.55


                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                      ------------------------------------

(In millions, except per share amounts)      CENDANT      COMPLETE   CENDANT EXCLUDING
                                           CONSOLIDATED   HOME.COM   COMPLETEHOME.COM
                                           ------------   --------   ----------------
Net revenues                                $ 3,865.1     $   7.2       $ 3,857.9
Expenses                                      3,095.9         7.8         3,088.1
                                            ---------     -------       ---------
Income (loss) before income taxes and
  minority interest                             769.2        (0.6)          769.8

Income (loss) from continuing operations        461.9        (0.4)          462.3

Earnings per share from continuing
  operations
    Basic                                   $    0.55                   $    0.55
    Diluted                                      0.53                        0.53

DIVESTITURES
During 1998, we implemented a program to divest non-strategic businesses and assets in order to focus on our core businesses, repay debt and repurchase our common stock. Pursuant to such program, we completed or have pending the following dispositions through October 8, 1999:

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

Pending disposition of EPub. On September 14, 1999, we entered into a definitive agreement to sell approximately 84% of our EPub business unit for $305.0 million in cash, subject to certain adjustments. We will retain approximately 16% of EPub's equity in connection with the transaction. In addition, we will have a designee on the EPub's Board of Directors. The transaction is subject to regulatory approvals and customary conditions and is expected to be consummated in the fourth quarter of 1999. The sale of EPub is expected to generate an after-tax gain of approximately $125.0 million. EPub is the world's largest marketer and publisher of coupon books and discount programs which provides customers with unique products and services that are designed to enhance a customer's purchasing power.

North American Outdoor Group. On October 8, 1999, we completed the disposition of approximately 94% of our North American Outdoor Group ("NAOG") business unit for approximately $140.0 million in cash and we will retain approximately 6% of NAOG's equity in connection with the transaction. The sale of NAOG generated a gain of $107.1 million ($67.0 million, after tax). NAOG is the world's largest lifestyle affinity membership organization.

Central Credit, Inc. On September 3, 1999, we completed the sale of our Central Credit, Inc. ("CCI") business unit for $44.0 million in cash. We realized a gain on sale of $3.9 million ($12.1 million, after tax loss). CCI is the leading provider of gaming patron credit information services to casinos.

Global Refund Group. On August 24, 1999, we completed the sale of our Global Refund Group subsidiary ("Global Refund") for approximately $160.0 million in cash. Global Refund, formerly known as Europe Tax Free Shopping, is the world's largest value-added tax refund services company. We realized a gain on sale of approximately $73.3 million ($25.3 million, after tax) during the third quarter of 1999.

Spark Services, Inc. On August 12, 1999, we completed the sale of our Spark Services, Inc. ("Spark") business unit for approximately $34.6 million in cash and realized a gain on sale of $7.6 million ($2.3 million, after tax) during the third quarter of 1999. Spark is the leading provider of dating and personal services to the radio industry.

Fleet. On June 30, 1999, we completed the disposition of our fleet business segment ("fleet segment" or "fleet businesses"), which included PHH Vehicle Management Services LLC, Wright Express Corporation, The Harpur Group, Ltd., and other subsidiaries pursuant to an agreement between PHH Corporation ("PHH"), our wholly-owned subsidiary, and Avis Rent A Car, Inc. ("ARAC"). Pursuant to the agreement, ARAC acquired the net assets of our fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360.0 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation ("Avis Fleet"), a wholly-owned subsidiary of ARAC. The transaction followed a competitive bidding process. Coincident to the closing of the transaction, ARAC refinanced the assumed debt under management programs which was payable to us. Accordingly, on June 30, 1999, we received additional consideration from ARAC of $3,047.5 million comprised of $3,016.9 million of cash proceeds and a $30.6 million note receivable. On such date, we used proceeds of $1,809.4 million to repay outstanding fleet segment financing arrangements. Additionally, in July 1999, we utilized cash proceeds from the transaction of $1,033.0 million (received in the form of a dividend payment from PHH) to substantially execute the "Dutch Auction" tender offer by us to purchase 50 million shares of our common stock (See "Common Share Repurchases"). As of June 30, 1999, proceeds remaining from the transaction were designated to repay outstanding corporate debt as it matures (the borrowings of which had been loaned to the fleet segment to finance the purchases of leased vehicles) and to finance other assets under management and mortgage programs.

The convertible preferred stock of Avis Fleet is convertible into common stock of ARAC at our option upon the satisfaction of certain conditions, including the per share price of ARAC Class A common stock equaling or exceeding $50 per share and the fleet segment attaining certain EBITDA (earnings before interest, taxes, depreciation and amortization) thresholds, as defined. There are additional circumstances upon which the shares of Avis Fleet convertible preferred stock are automatically or mandatorily convertible into ARAC common stock. At September 30 1999, we beneficially owned approximately 18% of the outstanding Class A common stock of ARAC. If all of the Avis Fleet convertible preferred stock was converted into common stock of ARAC, as of the closing date, we would have owned approximately 33% of ARAC's outstanding common equity (although the voting interest would be limited, in most instances to 20%).

We realized a net gain on disposition of $881.4 million ($865.7 million, after tax) of which $714.8 million ($702.1 million, after tax) was recognized in the second quarter of 1999 and $166.6 million ($163.6 million, after tax) was deferred at June 30, 1999. During the third quarter of 1999, we recognized $9.7 million ($9.3 million, after tax) of the deferred portion of the realized net gain. The realized gain is net of approximately $90.0 million of transaction costs. We deferred the portion of the realized net gain which was equivalent to our common equity ownership percentage in ARAC at the time of closing. The fleet segment disposition was structured in accordance with applicable tax law to be treated as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. Should the transaction be deemed taxable, the resultant tax liability could be material.

Other Businesses. During the second quarter of 1999, we completed the dispositions of certain businesses, including Match.com, NLG and NLP. Aggregate consideration received on the dispositions of such businesses was comprised of $27.4 million in cash and $43.3 million of common stock. We realized a net gain of $34.9 million ($21.5 million, after tax) on the dispositions of the businesses.

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

INVESTMENT IN NETMARKET, INC.
On September 15, 1999, Netmarket, Inc. ("NGI") began operations as an independent company that will pursue the development of the interactive businesses formerly within our direct marketing division. NGI will own, operate, develop and expand the on-line membership businesses, including Netmarket.com, Travelers Advantage, Auto Vantage, Privacy Guard and Hagglezone.com, which collectively have 1.3 million on-line members (and are expected to produce approximately $70.0 million of revenues in 1999). Prior to September 15, 1999, our ownership of NGI was restructured into common stock and preferred stock interests. On September 15, 1999 (the "donation date"), we donated NGI's outstanding common stock to a charitable trust and, NGI intended to issue additional shares of its common stock to certain of its marketing partners. Accordingly, as a result of the change in ownership of NGI's common stock from us to independent third parties, prospective from the donation date, NGI'S operating results were no longer included in our consolidated financial statements. We retained the opportunity to participate in NGI's value through the ownership of a convertible preferred stock of NGI, which is ultimately exchangeable, at our option, into approximately 78% of NGI's diluted common shares. Subsequent to our contribution of NGI's common stock to the trust, we provided a development advance of $77.0 million to NGI, which is contingently repayable to us if certain financial targets related to NGI are achieved. We recorded a charge, inclusive of transaction costs of $84.8 million ($48.4 million, after tax), during the third quarter of 1999, in connection with the donation of NGI shares to the charitable trust and the subsequent development advance.

FINANCING (EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAM FINANCING)

We believe that we have sufficient liquidity and access to liquidity through various sources, including our ability to access public equity and debt markets and financial institutions. We currently have a $1.25 billion term loan facility in place as well as committed back-up facilities totaling $1.75 billion, which is currently undrawn and available and $2.45 billion of availability under existing shelf registration statements. Our long-term debt was $3.3 billion at September 30, 1999 which substantially consisted of $2.1 billion of publicly issued fixed rate debt and $1.25 billion of borrowings under a term loan facility. In addition, we had $1.5 billion of equity-linked FELINE PRIDES securities outstanding at September 30, 1999.

CREDIT FACILITIES

Our primary credit facility consists of (i) a $750 million, five-year revolving credit facility (the "Five Year Revolving Credit Facility") and (ii) a $1 billion, 364-day revolving credit facility (the "364-Day Revolving Credit Facility") (collectively the "Revolving Credit Facilities"). The 364-Day Revolving Credit Facility will mature on October 27, 2000 but may be renewed on an annual basis for an additional 364 days upon receiving lender approval. The Five-Year Revolving Credit Facility will mature on October 1, 2001. Borrowings under the Revolving Credit Facilities, at our option, bear interest based on competitive bids of lenders participating in the facilities, at prime rates or at LIBOR, plus a margin of approximately 75 basis points. We are required to pay a per annum facility fee of .175% and .15% of the average daily unused commitments under the Five Year Revolving Credit Facility and 364 Day Revolving Credit Facility, respectively. The interest rates and facility fees are subject to change based upon credit ratings on our senior unsecured long-term debt by nationally recognized debt rating agencies. The Revolving Credit Facilities contain certain restrictive covenants including restrictions on indebtedness, mergers, liquidations and sale and leaseback transactions and requires the maintenance of certain financial ratios, including a 3:1 minimum interest coverage ratio and a maximum debt-to-capitalization ratio of 0.5:1.

TERM LOAN FACILITIES

On February 9, 1999, we replaced a 364-day, $3.25 billion term loan facility with a new two-year term loan facility (the "Term Loan Facility") which provides for borrowings of up to $1.25 billion. The Term Loan Facility bears interest at LIBOR plus a margin of approximately 100 basis points and is payable in five consecutive quarterly installments beginning on the first anniversary of the closing date. At September 30, 1999, borrowings under the Term Loan Facility which were due within one year were classified as long-term based on our intent and ability to refinance such borrowings on a long-term basis. The Term Loan Facility contains certain restrictive covenants, which are substantially similar to and consistent with the covenants in effect for our Revolving Credit Facilities. We used $1.25 billion of the proceeds from the Term Loan Facility to refinance a portion of the outstanding borrowings under the former term loan facility.

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

FELINE PRIDES AND TRUST PREFERRED SECURITIES

Through our wholly owned subsidiary, Cendant Capital I (the "Trust"), a statutory business Trust formed under the laws of the State of Delaware, we have an outstanding issuance of 29.9 million FELINE PRIDES, each with a face amount of $50 per PRIDE and 2.3 million trust preferred securities. Proceeds of $1.5 billion from the original issuance of the FELINE PRIDES were invested by the Trust in our 6.45% Senior Debentures due 2003 (the "Debentures"), which represents the sole asset of the Trust. The obligations of the Trust related to the FELINE PRIDES and trust preferred securities are unconditionally guaranteed by us to the extent we make payments pursuant to the Debentures. The issuance of the FELINE PRIDES and trust preferred securities, resulted in the utilization of approximately $3 billion of availability under a $4 billion shelf registration statement. At September 30, 1999, the FELINE PRIDES consisted of approximately
27.8 million Income PRIDES and 2.1 million Growth PRIDES (Income PRIDES and Growth PRIDES hereinafter referred to as "PRIDES"). The Income PRIDES consist of trust preferred securities and forward purchase contracts under which the holders are required to purchase our common stock in February 2001. The Growth PRIDES consist of zero coupon U.S. Treasury securities and forward purchase contracts under which the holders are required to purchase our common stock in February 2001. The stand-alone trust preferred securities and the trust preferred securities forming a part of the Income PRIDES, each with a face amount of $50, bear interest, in the form of preferred stock dividends, at the annual rate of 6.45%, payable in cash. Payments under the forward purchase contract forming a part of the Income PRIDES are made by us in the form of a contract adjustment payment at an annual rate of 1.05%. Payments under the forward purchase contract forming a part of the Growth PRIDES are made by us in the form of a contract adjustment payment at an annual rate of 1.30%. The forward purchase contracts require the holder to purchase a minimum of 1.0395 shares and a maximum of 1.3514 shares of our common stock per PRIDES security, depending upon the average of the closing price per share of our common stock for a 20 consecutive day period ending in mid-February of 2001. We have the right to defer the contract adjustment payments and the payment of interest on its Debentures to the Trust. Such election will subject us to certain restrictions, including restrictions on making dividend payments on our common stock until all such payments in arrears are settled.

On March 17, 1999, we reached a final agreement to settle a class action lawsuit that was brought on behalf of the holders of PRIDES securities who purchased their securities on or prior to April 15, 1998. Under the terms of the final agreement, only holders who owned PRIDES at the close of business on April 15, 1998 will be eligible to receive a new additional "Right" for each PRIDES security held. At any time during the life of the Rights (expires February
2001), holders may (i) sell them or (ii) exercise them by delivering to us three Rights together with two PRIDES in exchange for two new PRIDES (the "New PRIDES"). The terms of the New PRIDES will be the same as the original PRIDES except that the conversion rate will be revised so that, at the time the Rights are distributed, each New PRIDES will have a value equal to $17.57 more than each original PRIDES, or, in the aggregate, approximately $351.0 million. The final agreement also requires us to offer to sell four million additional PRIDES (having identical terms to currently outstanding PRIDES) to holders of Rights for cash, at a value which will be based on the valuation model that was utilized to set the conversion rate of the New PRIDES. The offering of additional PRIDES will be made only pursuant to a prospectus filed with the SEC. We currently expect to use the proceeds of such an offering for general corporate purposes. The arrangement to offer additional PRIDES is designed to enhance the trading value of the Rights by removing up to six million Rights from circulation via exchanges associated with the offering and to enhance the open market liquidity of New PRIDES by creating four million New PRIDES via exchanges associated with the offering. If holders of Rights do not acquire all such PRIDES, they will be offered to the public. Under the settlement agreement, we also agreed to file a shelf registration statement for an additional 15 million special PRIDES, which could be issued by us at any time for cash. However, during the last 30 days prior to the expiration of the Rights in February 2001, we will be required to make these additional PRIDES available to holders of Rights at a price in cash equal to 105% of their theoretical value. The special PRIDES, if issued, would have the same terms as the currently outstanding PRIDES and could be used to exercise Rights. Based on a market price of $15.75 on ( calculated based on the average closing price per share of our common stock for the consecutive five day period ended October 22, 1999), the effect of the issuance of the New PRIDES will be to distribute approximately 22 million more shares of our common stock when the mandatory purchase of our common stock associated with the PRIDES occurs in February 2001.

On June 15, 1999, the United States District Court for the District of New Jersey entered an order and judgment approving the settlement described above and awarding fees to counsel to the class. One objector, who objected to a portion of the settlement notice concerning fees to be sought by counsel to the class and the amount of fees to be sought by counsel to the class, has filed an appeal to the U.S. Court of Appeals for the Third Circuit from the District Court order approving the settlement and awarding fees to counsel to the class. Although under the settlement the Rights are required to be distributed following the conclusion of court proceedings, including appeals, we believe that the appeal is without merit. As a result, we currently intend to distribute the Rights in November 1999 after the final list of eligible claimants has been determined by the court.

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

FINANCING RELATED TO MANAGEMENT AND MORTGAGE PROGRAMS

Our PHH subsidiary operates our mortgage and relocation services businesses as a separate public reporting entity and supports originated mortgages and advances under relocation contracts primarily by issuing commercial paper and medium term notes and maintaining securitized obligations. Such financing is not classified based on contractual maturities, but rather is included in liabilities under management and mortgage programs rather than long-term debt since such debt corresponds directly with high quality related assets. Prior to the June 30, 1999 disposition of our fleet segment, fleet business operations were also funded using such financing arrangements. Upon the disposition, we received cash proceeds equivalent to the outstanding debt applicable to our fleet segment (see "Liquidity and Capital Resources - Divestitures - Disposition of Fleet Segment"). PHH continues to pursue opportunities to reduce its borrowing requirements by securitizing increasing amounts of its high quality assets. We currently have an agreement, expiring 2001 under which an unaffiliated buyer, Bishops Gate Residential Mortgage Trust, a special purpose entity, (the "Buyer") commits to purchase, at our option, mortgage loans originated by us on a daily basis, up to the Buyer's asset limit of $2.4 billion. Under the terms of this sale agreement, we retain the servicing rights on the mortgage loans sold to the Buyer and provide the Buyer with options to sell or securitize the mortgage loans into the secondary market. At September 30, 1999, we were servicing approximately $995.4 million of mortgage loans owned by the Buyer.

PHH debt is issued without recourse to the parent company. Our PHH subsidiary expects to continue to maximize its access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. PHH minimizes its exposure to interest rate and liquidity risk by effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources, and securing available credit under committed banking facilities. Depending upon asset growth and financial market conditions, our PHH subsidiary utilizes the United States and European commercial paper markets, as well as other cost-effective short-term instruments. In addition, our PHH subsidiary will continue to utilize the public and private debt markets as sources of financing. Augmenting these sources, our PHH subsidiary will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. PHH's aggregate borrowings at the underlying balance sheet dates were as follows:

                                               SEPTEMBER 30,     DECEMBER 31,
        (IN BILLIONS)                             1999               1998
                                               -----------       ----------
        Commercial paper                       $       0.6       $      2.5
        Medium-term notes                              1.3              2.3
        Securitized obligations                        0.8              1.9
        Other                                          0.1              0.2
                                               -----------       ----------
                                               $       2.8       $      6.9
                                               ===========       ==========

PHH has an effective shelf registration statement on file with the SEC providing for the aggregate issuance of up to $3.0 billion of medium-term note debt securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. As of September 30, 1999, PHH had approximately $1.2 billion of medium-term notes outstanding under this shelf registration statement. Proceeds from future offerings will continue to be used to finance assets PHH manages for its clients and for general corporate purposes.

SECURITIZED OBLIGATIONS

Our PHH subsidiary maintains three separate financing facilities, the outstanding borrowings of which are securitized by corresponding assets under management and mortgage programs.
Such securitized obligations are described below.

Mortgage Facility. Our PHH subsidiary maintains a 364-day financing agreement, expiring in December 1999, to sell mortgage loans under an agreement to repurchase such mortgages (the "Mortgage Agreement"). The Mortgage Agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the Mortgage Agreement. The total commitment under the Mortgage Agreement is $500.0 million and is renewable on an annual basis at the discretion of the Lender in accordance with the securitization agreement. Mortgage loans financed under the Mortgage Agreement at September 30, 1999 totaled $439.8 million.

Relocation Facilities. Our PHH subsidiary maintains a 364-day asset securitization agreement, expiring in December 1999 under which an unaffiliated buyer has committed to purchase an interest in the rights to payment related to certain relocation receivables of PHH. The revolving purchase commitment provides for funding up to a limit of $325.0 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Under the terms of this agreement, our PHH subsidiary retains the servicing rights related to the relocation receivables. At September 30, 1999, our PHH subsidiary was servicing $248.3 million of assets which were funded under this agreement.

Our PHH subsidiary had maintained an asset securitization agreement, with a separate unaffiliated buyer, which had a purchase commitment up to a limit of $350.0 million. The terms of this agreement were similar to the aforementioned facility, with PHH retaining the servicing rights on the right of payment related to certain relocation receivables of PHH. At September 30, 1999, PHH was servicing $85.0 million of assets eligible for purchase under this agreement.

This facility matured and approximately $85.0 million was repaid on October 5, 1999. We are currently in the process of creating a new securitization facility to purchase interests in the rights to payment related to our relocation receivables, which will replace the existing securitizations.

OTHER CREDIT FACILITIES

To provide additional financial flexibility, PHH's current policy is to ensure that minimum committed facilities aggregate 100 percent of the average outstanding commercial paper. This policy will be maintained subsequent to the divestiture of the fleet businesses. PHH maintains $2.65 billion of unsecured committed credit facilities, which are backed by a consortium of domestic and foreign banks. The facilities are comprised of $1.25 billion of syndicated lines of credit maturing in March 2000 and $1.25 billion of syndicated lines of credit maturing in the year 2002. In addition, PHH has a $150 million revolving credit facility, which matures in December 1999, and other uncommitted lines of credit with various financial institutions, which were unused at September 30, 1999. Our management closely evaluates not only the credit of the banks but also the terms of the various agreements to ensure ongoing availability. Our management believes that our current policy provides adequate protection should volatility in the financial markets limit PHH's access to commercial paper or medium-term notes funding. PHH continuously seeks additional sources of liquidity to accommodate PHH asset growth and to provide further protection from volatility in the financial markets.

In the event that the public debt market is unable to meet PHH's funding needs, we believe that PHH has appropriate alternative sources to provide adequate liquidity, including current and potential future securitized obligations and its $2.65 billion of revolving credit facilities.

Pursuant to a covenant in PHH's Indenture with the trustee relating to PHH's medium-term notes, PHH is restricted from paying dividends, making distributions or making loans to us to the extent that such payments are collectively in excess of 40% of PHH's consolidated net income (as defined in the covenant) for each fiscal year, provided however, that PHH can distribute to us 100% of any extraordinary gains from asset sales and capital contributions previously made to PHH by us. Notwithstanding the foregoing, PHH is prohibited under such covenant from paying dividends or making loans to us if upon giving effect to such dividends and/or loan, PHH's debt to equity ratio exceeds 8 to 1, at the time of the dividend or loan, as the case may be.

LITIGATION

Accounting Irregularities. Since the April 15, 1998 announcement of the discovery of potential accounting irregularities in the former business units of CUC, approximately 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on our behalf and several individual lawsuits and arbitration proceedings have been commenced in various courts and other forums against us and other defendants by or on behalf of persons claiming to have purchased or otherwise acquired securities or options issued by CUC or us between May 1995 and August 1998. The Court has ordered consolidation of many of the actions.

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

The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised us that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the investigations, we made all adjustments considered necessary which are reflected in our restated financial statements. Although we can provide no assurances, we do not expect that additional adjustments will be necessary.

While we are engaged in discussions with counsel in plantiffs in certain of these actions seeking a settlement of them, other than the PRIDES class action litigation, we do not believe that it is feasible to predict or determine the final outcome of these proceedings or investigations or to estimate the amounts or potential range of loss with respect to these proceedings or investigations. The possible outcomes or resolutions of the proceedings could include a judgment against us or settlements and could require substantial payments by us. In addition, the timing of the final resolution of the proceedings or investigations is uncertain. We believe that material adverse outcomes with respect to such proceedings or investigations could have a material impact on our financial position, results of operations or cash flows.

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

COMMON SHARE REPURCHASES

During the nine months ended September 30, 1999, our Board of Directors authorized an additional $800.0 million of our common stock to be repurchased under a common share repurchase program, increasing the total authorized amount that can be repurchased under the program to $1.8 billion. We have executed this program through open-market purchases or privately negotiated transactions. As of September 30, 1999, we repurchased a total of $1.8 billion (93.6 million shares) of our common stock under the program. On October 20, 1999, we announced that our Board of Directors has authorized an additional $1.0 billion in common share repurchases. However, the execution of the additional share repurchases has been deferred pending a determination of whether or not a settlement of the principal class action litigation is possible.

In July 21, 1999, pursuant to a Dutch Auction self-tender offer to our shareholders, we purchased 50 million shares of our common stock through our wholly owned subsidiary Cendant Stock Corporation at a price of $22.25 per share. We financed the purchase of shares costing $1.1 billion with proceeds received from our June 30, 1999 disposition of our fleet segment.

As of October 22, 1999, we repurchased a total of $3.0 billion (152.1 million shares) of our common stock inclusive of the program, the Dutch Auction, and the
7.1 million shares of our common stock received as partial consideration in connection with the sale of our Hebdo Mag subsidiary, reducing our shares outstanding by 18%.

CASH FLOWS

We generated $2.0 billion of cash flows from operations during the nine months ended September 30, 1999 representing a $1.3 billion increase from the nine months ended September 30, 1998. The increase in cash flows from operations was primarily due to a $1.1 billion net reduction in mortgage loans held for sale which reflects larger loan sales to the secondary markets in proportion to loan originations.

We generated $1.2 billion in cash flows from investing activities during the nine months ended September 30, 1999 representing a $5.2 billion increase from the nine months ended September 30, 1998. The incremental cash flows from investing activities was primarily attributable to $2.8 billion of net cash proceeds received from the disposition of the net assets of our fleet segment as well as the disposition of other businesses during 1999. See "Liquidity and Capital Resources - Divestitures" for more detailed information concerning these dispositions. In addition, during 1998, we used net cash of $2.7 billion for the purchases of businesses and other acquisition related payments. Companies acquired in 1998 included NPC and Jackson Hewitt.

We used net cash of $3.6 billion in financing activities during the nine months ended September 30, 1999 compared to providing net cash of $5.1 billion from such activities in the comparable prior year period. Cash flows used in financing activities during 1999 included $2.6 billion in Company common stock repurchases pursuant to our share repurchase program partially offset by $2.8 billion related to the timing of debt repayments to third parties in connection with our fleet segment disposition. Cash flows provided by financing activities during 1998 principally consisted of $3.3 billion of proceeds from borrowings under a term loan facility and proceeds of $1.5 billion from the issuance of our FELINE PRIDES. During 1999, we had net repayments of $1.1 billion representing fundings of our investments in assets under management programs compared to net borrowings of $0.6 billion in 1998.

CAPITAL EXPENDITURES

During the nine months ended September 30, 1999, $212.8 million was invested in property and equipment to support operational growth and enhance marketing opportunities. In addition, technological improvements were made to improve operating efficiencies. Capital spending in 1999 has included the development of integrated business systems and other investments in information systems within several of our segments as well as additions to car park properties for our NPC subsidiary. We anticipate investing approximately $270 million in capital expenditures in 1999.

YEAR 2000 COMPLIANCE

The following disclosure is a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

The Year 2000 presents the risk that information systems will be unable to recognize and process date-sensitive information properly beginning and after January 1, 2000. To minimize or eliminate the effect of the Year 2000 risk on our business systems and applications, we are continually identifying, evaluating, implementing and testing changes to our computer systems, applications and software necessary to achieve Year 2000 compliance. We implemented a Year 2000 initiative in March 1996 that has now been adopted by all of our business units. As part of such initiative, we selected a team of managers to identify, evaluate and implement a plan to bring all of our critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The Year 2000 initiative consists of four phases: (i) identification of all critical business systems subject to Year 2000 risk (the "Identification Phase"); (ii) assessment of such business systems and applications to determine the method of correcting any Year 2000 problems (the "Assessment Phase"); (iii) implementing the corrective measures (the "Implementation Phase"); and (iv) testing and maintaining system compliance (the "Testing Phase"). We have substantially completed each of the above stated Phases and have identified and assessed five areas of risk: (i) internally developed business applications;
(ii) third party vendor software, such as business applications, operating systems and special function software; (iii) computer hardware components; (iv) electronic data transfer systems between our customers, third party service providers and us; and (v) embedded systems, such as phone switches, check writers and alarm systems. Although no assurances can be made, we believe that substantially all of our systems, applications and related software that are subject to Year 2000 compliance risk have been identified and that we have either implemented or initiated the implementation of a plan to correct such systems that are not Year 2000 compliant. In addition, as part of our assessment process we are developing contingency plans as considered necessary. Substantially all of our mission critical systems have been remediated during 1998. However, we cannot directly control the timing of certain Year 2000 compliant vendor products and in certain situations, exceptions to the December 1998 date have been authorized. We have made significant progress toward contingency planning. We are confident that the contingency planning phases will be completed prior to December 31, 1999.

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

The total cost of our Year 2000 compliance plan is anticipated to be $55 million. Approximately $49 million of these costs had been incurred through September 30, 1999, and we expect to incur the balance of such costs to complete the compliance plan. We have been expensing and capitalizing the costs to complete the compliance plan in accordance with appropriate accounting policies. Variations from anticipated expenditures and the effect on our future results of operations are not anticipated to be material in any given year. However, if Year 2000 modifications and conversions are not made, including modifications by our third party service providers, or are not completed in time, the Year 2000 problem could have a material impact on our operations, cash flows and financial condition. At this time, we believe the most likely "worst case" scenario involves potential disruptions in our operations as a result of the failure of services provided by third parties.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires us to record all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. If the derivative does not qualify as a hedging instrument, the change in the derivative fair values will be immediately recognized as gain or loss in earnings. If the derivative does qualify as a hedging instrument, the gain or loss on the change in the derivative fair values will either be recognized (i) in earnings as offsets to the changes in the fair value of the related item being hedged or (ii) be deferred and recorded as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transactions occur. We have not yet determined what impact the adoption of SFAS No. 133 will have on our financial statements. Implementation of this standard has recently been delayed by the FASB for a twelve month period. We will adopt SFAS No. 133 as required for our first quarterly filing of fiscal year 2001.

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

PART II. OTHER INFORMATION

ITEM 1 -    LEGAL PROCEEDINGS

     The discussions contained under the headings "Litigation Settlement" in
Note 9 and "Litigation - Accounting Irregularities" in Note 10 contained in Part 1 - FINANCIAL INFORMATION, Item 1 - Financial Statements, are incorporated herein by reference in their entirety.

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

   (a)  Exhibits

        27  Financial data schedule (electronic transmission only)


   (b)  Reports on Form 8-K

        Form 8-K, dated July 9, 1999, reporting in Item 2 the disposition of our fleet business segment and reporting in Item 5 the resignation of three directors.

        Form 8-K, dated July 16, 1999, reporting in Item 5 the preliminary results of our Dutch Auction self-tender offer.

        Form 8-K, dated July 23, 1999, reporting on Item 5 our 1999 second quarter results.

        Form 8-K, dated September 16, 1999, reporting in Item 5 the sale of our Entertainment Publications unit and the creation of the Netmarket Group.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CENDANT CORPORATION

                                    By: /s/ David M. Johnson
                                    ------------------------
                                    David M. Johnson
                                    Senior Executive Vice President and
                                    Chief Financial Officer


                                    By: /s/ Jon F. Danski
                                    ---------------------
                                    Jon F. Danski
                                    Executive Vice President, Finance and
Date:  October 29, 1999             Chief Accounting Officer