Form 10-K/A
period 1998-12-31
CENDANT CORP
filed 2000-02-04
CIK 723612

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1998
                         COMMISSION FILE NO. 1-10308

                             CENDANT CORPORATION
            (Exact name of Registrant as specified in its charter)

                  DELAWARE                           06-0918165
         (State or other jurisdiction             (I.R.S. Employer
      of incorporation or organization)        Identification Number)
             9 WEST 57TH STREET
                 NEW YORK, NY                           10019
   (Address of principal executive office)           (Zip Code)
                              212-413-1800
          (Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS            ON WHICH REGISTERED
--------------------------------  ---------------------------
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

GENERAL

   We are one of the foremost providers of real estate related, travel related and direct marketing consumer and business services in the world. We were created through the merger (the "Merger") of HFS Incorporated ("HFS") into CUC International, Inc. ("CUC") in December 1997 with the resultant corporation being renamed Cendant Corporation.

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

 Travel Related Services

   The travel division is comprised of the travel and fleet segments. In our travel segment, we franchise hotels primarily in the mid-priced and economy markets. We are the world's largest hotel franchisor, operating the Days Inn(Registered Trademark), Ramada(Registered Trademark) (in the United States), Howard Johnson(Registered Trademark), Super 8(Registered Trademark), Travelodge(Registered Trademark) (in North America), Villager Lodge(Registered Trademark), Knights Inn(Registered Trademark) and Wingate Inn(Registered Trademark) lodging franchise systems. We own the Avis(Registered Trademark) worldwide vehicle rental franchise system which, operated by its franchisees, is the second largest car rental system in the world (based on total revenues and volume of rental transactions). We currently own approximately 18% of the capital stock of the largest Avis franchisee, Avis Rent A Car, Inc. ("ARAC"). We also own Resort Condominiums International, LLC ("RCI"), the world's leading timeshare exchange organization.

   Our fleet segment operations were conducted primarily by our PHH Vehicle Management Services Corporation subsidiary which operated the second largest fleet leasing company in North America and our former PHH Vehicle Management Services PLC subsidiary which provided fuel and fleet management services in the United Kingdom. We disposed of our fleet segment on June 30, 1999. See "Recent Developments -- Strategic Developments"

 Real Estate Related Services

   Our real estate division consists of the real estate franchise, relocation and mortgage segments. In the real estate franchise segment, we franchise real estate brokerage offices under the CENTURY 21(Registered Trademark), COLDWELL BANKER(Registered Trademark) and ERA(Registered Trademark) real estate brokerage franchise systems and are the world's largest real estate brokerage franchisor. In the relocation segment, our Cendant Mobility Services Corporation subsidiary is the largest provider of corporate relocation services in the world, offering relocation clients a variety of services in connection with the transfer of a client's employees. In the mortgage segment, our

Cendant Mortgage Corporation ("Cendant Mortgage") subsidiary originates, sells and services residential mortgage loans in the United States, marketing such services to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and mortgage banks.

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

 Other Consumer and Business Services

   We also provide a variety of other consumer and business services. Our Jackson Hewitt Inc. ("Jackson Hewitt") subsidiary operates the second largest tax preparation service system in the United States with locations in 43 states and franchises a system of approximately 3,000 offices that specialize in computerized preparation of federal and state individual income tax returns. Our National Parking Corporation Limited ("NPC") subsidiary operates car parks throughout the United Kingdom. We also provide information technology services, credit information services, financial services and other consumer services.

   Our former Global Refund subsidiary, which was sold in August 1999, operated value-added tax refund service for travelers. Our Entertainment Publications, Inc. ("EPub") subsidiary, which was sold in November 1999, provided customers with unique products and services that are designed to enhance a customer's purchasing power.

RECENT DEVELOPMENTS

 Strategic Developments

   General. In connection with our previously announced plan to focus on maximizing the opportunities and growth potential of our existing businesses, we have divested certain non-strategic businesses and assets and have completed or commenced certain other strategic initiatives related to the internet as stated below. The divestiture program has resulted in the disposition of 18 business units and, generated approximately $4.5 billion in proceeds. Proceeds have been partially utilized to repurchase our common stock and reduce our indebtedness.

 Strategic Alliance

   On December 15, 1999, we entered into a strategic alliance with Liberty Media Corporation ("Liberty Media"). Specifically, we have agreed to work together with Liberty Media to develop Internet and related opportunities associated with our travel, mortgage, real estate and direct marketing businesses. Such efforts may include the creation of joint ventures between Liberty Media and Cendant as well as additional equity investments in each others' businesses. However, we can make no assurances that any alliances or additional equity investments will be made or the timing thereof.

   We will also assist Liberty Media in creating, and will receive a participation in, a new venture that will seek to provide broadband video, voice and data content to our hotels and their guests on a worldwide basis. We will also pursue opportunities within the cable industry with Liberty Media to leverage our direct marketing resources and capabilities.

   In addition, Liberty Media has agreed to invest $400 million in cash to purchase 18 million shares of our common stock and a two-year warrant to purchase approximately 29 million shares of our common stock at an exercise price of $23.00 per share. The common stock, together with the common stock underlying the warrant, represents approximately 6.3% of our outstanding shares. The transaction is subject to customary conditions, and is expected to close early in January 2000. We also announced that Liberty Media Chairman, Dr. John C. Malone, Ph.D., will join our board of directors.

 Disposition of Businesses

   In connection with the aforementioned program, we have completed the following dispositions:

   Green Flag. On November 26, 1999, we completed the disposition of Green Flag business unit for approximately $400 million. Green Flag is a roadside assistance organization based in the United Kingdom, which provides a wide range of emergency support and rescue services.

   Entertainment Publications, Inc. On November 30, 1999, we completed the disposition of 85% of our Entertainment Publications, Inc. ("EPub") business unit for approximately $281 million in cash, inclusive of certain adjustments. We retained approximately 15% of EPub's equity in connection with the transaction. In addition, we will have a designee on the EPub Board of Directors.

   We account for our investment in EPub using the equity method of accounting because, in accordance with Accounting Principles Board Opinions No. 18, we believe that our ownership interest combined with our representation on the Board of Directors of EPub gives us the ability to exercise significant influence on EPub. Under the equity accounting method, our investments will be increased or reduced to reflect our share of EPub's income or losses. In addition, our earlier classification of EPub as a discontinued operation was reversed in accordance with generally accepted accounting principles.

   North American Outdoor Group. On October 8, 1999, we completed the disposition of 94% of our North American Outdoor Group ("NAOG") business unit for approximately $140 million in cash and will retain approximately 6% of NAOG's equity in connection with the transaction. We will account for this investment in NAOG using the cost method of accounting.

   Global Refund Group. On August 24, 1999, we completed the sale of our Global Refund Group subsidiary ("Global Refund") for approximately $160 million in cash. Global Refund, formerly known as Europe Tax Free Shopping, was a value-added tax refund services company.

   Fleet. On June 30, 1999, we completed the disposition of the fleet business segment ("fleet segment" or "fleet businesses"), which included PHH Vehicle Management Services Corporation, Wright Express Corporation, The Harpur Group, Ltd., and other subsidiaries pursuant to an agreement between our PHH Corporation ("PHH") subsidiary and Avis Rent A Car, Inc. ("ARAC"). Pursuant to the agreement, ARAC acquired net assets of the fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation, a wholly-owned subsidiary of ARAC. We will account for the convertible preferred stock using the cost method of accounting.

   Cendant Software Corporation. On January 12, 1999, we completed the sale of our consumer software division, Cendant Software Corporation ("Software") and its subsidiaries, to Paris-based Havas SA, a subsidiary of Vivendi SA, for approximately $800 million in cash.

   Other Businesses. During 1999, we completed the dispositions of certain other businesses, including Central Credit, Inc., Spark Services, Inc., Match.com, National Leisure Group, National Library of Poetry and Essex Corporation. Aggregate consideration received on the dispositions of such businesses was comprised of $110.3 million in cash and 1,924,777 shares of common stock of Ticketmaster On-line -City Search, Inc., which we received in the sale of Match.com.

   Hebdo Mag International, Inc. On December 15, 1998, we completed the sale of our Hebdo Mag International subsidiary ("Hebdo Mag") to a company organized by Hebdo Mag management, Tivana Holding B.V. and its affiliates, for approximately $450 million, including approximately $315 million in cash and 7.1 million shares of our common stock owned by Hebdo Mag management. Management believes that the terms of the sale of Hebdo Mag to Hebdo Mag management were made on an arms' length basis and were as favorable to us as could be obtained from an unrelated third party.

 Internet Developments

   As part of our focus on maximizing the opportunities and growth potential of our existing businesses, we have completed or have pending the following internet initiatives:

   New Real Estate Portal -- Move.com Group. On September 30, 1999, we announced that our Board of Directors approved a plan to create a new class of common stock to track the performance of the Move.com Group, our new internet service portal. The plan to create a tracking stock, which is subject to shareholder approval, anticipates the initial public offering of the Move.com Group in the second quarter of 2000. The Move.com Group will encompass all aspects of the home experience including finding a home, buying or renting a home, moving and post closing home improvements. Move.com Group's business consists of three primary sources of revenue: rental directory services, e-commerce/ advertising and real estate related products including mortgage brokerage. The Move.com Group will integrate and enhance the on-line efforts of our residential real estate brands (Century 21(Registered Trademark), Coldwell Banker(Registered Trademark) and ERA(Registered Trademark)) and those of our other real estate business units (Cendant Mobility and Cendant Mortgage) drawing on the success of our RentNet on-line apartment guide business model, an on-line residential real estate rental locator service.

   Formation of Netmarket, Inc. On September 15, 1999, Netmarket Group, Inc. ("NGI") began operations as an independent company that will pursue the development of the interactive businesses formerly within our direct marketing division. NGI will own, operate, develop and expand the on-line membership businesses, which collectively have 1.3 million on-line members. Prior to September 15, 1999, our ownership of NGI was restructured into common stock and preferred stock interests. On September 15, 1999, we donated NGI's outstanding common stock to a charitable trust, and NGI issued additional shares of its common stock to certain of its marketing partners. Accordingly, as a result of the change in ownership of NGI's common stock from us to independent third parties, NGI's operating results will no longer be included in our consolidated financial statements. We retained the opportunity to participate in NGI's value through the ownership of a convertible preferred stock of NGI, which is ultimately exchangeable, at our option, after September 14, 2001, into 78% of NGI's fully diluted common shares which has a $5 million annual preferred dividend. The convertible preferred stock will be accounted for using the cost method of accounting. The preferred stock dividend will be recorded in income if and when it becomes realizable.

 Termination of American Bankers Acquisition and Settlement Agreement

   On March 23, 1998, we announced that we had entered into a definitive agreement (the "ABI Merger Agreement") to acquire American Bankers Insurance Group Inc. ("American Bankers") for $67 per share in cash and stock, for an aggregate consideration of approximately $3.1 billion. Because of uncertainties concerning the eventual completion of this acquisition relating to conditions to the consummation of the tender offer imposed by insurance regulators, on October 13, 1998, we and American Bankers entered into a settlement agreement pursuant to which we and American Bankers terminated the ABI Merger Agreement and our then pending tender offer for American Bankers shares. Pursuant to the settlement agreement:

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

   The commercial infeasibility to divest Green Flag was determined in the context of Cendant's proposed purchase of the Royal Automobile Club's RAC Motor Services ("RAC"). One of the main purposes of acquiring the RAC was to achieve the synergies associated with operating two large motor vehicle roadside assistance companies in the United Kingdom. We did not regard the U.K. Monopolies and Mergers Commission's condition to sell Green Flag commercially feasible because without the benefit of both companies we could not achieve the synergies we considered necessary to make the transaction acceptable. Once the RAC transaction was terminated, we reexamined the strategic significance of Green Flag without the synergies associated with RAC and determined to divest Green Flag as part of our program to divest non-core businesses and assets.

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

   As a result of the findings of the Investigations, we restated our previously reported financial results for 1997, 1996 and 1995 and the six months ended June 30, 1998 and 1997. The 1997 restated amounts also included certain adjustments related to the former HFS businesses which are substantially comprised of $47.8 million in reductions to merger-related costs and other unusual charges ("Unusual Charges") and a $14.5 million decrease in pre-tax income excluding Unusual Charges, which on a net basis increased 1997 net income from continuing operations. The restatement to originally reported Unusual Charges, which resulted from our re-evaluation of accounting positions and supporting documentation, were made to ensure consistency with applicable accounting literature. The reductions primarily included costs associated with an anticipated termination of a contract with a competitor which was not formally committed to at the time it was originally accrued and costs representing the write-off of equipment which was reinstated and depreciated over a shortened useful life. The 1997 annual and six months results have also been restated for a change in accounting, effective January 1, 1997, related to revenue and expense recognition for memberships with a full refund offer (see Notes 2 and 18 to the Consolidated Financial Statements).

 Class Action Litigation and Government Investigation

   Since our April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the date of this Annual Report on Form 10-K/A, 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on our behalf and several individual lawsuits and arbitration proceedings have been filed against us and, among others, our predecessor, HFS, and several current and former officers and directors of Cendant and HFS. These lawsuits assert, among other things, various claims under the federal securities laws including claims under sections 11, 12 and 15 of the Securities Act of 1933 and sections 10(b), 14(a) and 20(a) of and Rules 10b-5 and 14a-9 under the Securities Exchange Act of 1934 and state statutory and common laws, including claims that financial statements previously issued by us allegedly were false and misleading that these statements allegedly caused the price of our securities to be artificially inflated. SEE "ITEM 3. LEGAL PROCEEDINGS".

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

   On December 7, 1999, we announced that we reached a preliminary agreement to settle the principal securities class action pending against us in the U.S. District Court in Newark, New Jersey relating to the aforementioned class action lawsuits. Under the agreement, we would pay the class members $2.83 billion in cash. The settlement remains subject to execution of a definitive settlement agreement and approval by the U.S. District Court. If the preliminary settlement is not approved by the U.S. District Court, we can make no assurances that the final outcome or settlement of such proceedings will not be for an amount greater than that set forth in the preliminary agreement. We currently plan to fund the settlement through the use of available cash, the issuance of debt securities and/or the issuance of equity securities. We intend to finance the cost of the settlement so as to maintain our investment grade ratings. Please see our Form 8-K, dated December 7, 1999, for a description of the preliminary agreement to settle the common stock class action litigation.

 Settlement of PRIDES Class Action Litigation

   On March 17, 1999, we entered into a stipulation of settlement in the PRIDES action and the court subsequently granted the settlement its approval. Under the settlement stipulation, in return for the release of all claims arising from any purchase of current FELINE PRIDES on or before April 15, 1998, we are obligated to issue up to 29,161,474 Rights with a stated theoretical value of $11.71 each. Each class member who does not opt out and who submits a timely and valid proof of claim will be entitled to one Right for each current FELINE PRIDES held at the close of business on April 15, 1998. For example, if a person owned 100 FELINE PRIDES on April 15, 1998, such person would be entitled to 100 rights.

Under the settlement stipulation, until February 14, 2001 we will issue two new FELINE PRIDES to every person who delivers to us three Rights and two current FELINE PRIDES. For example, if a holder of rights exchanges three rights together with two current Income PRIDES, they will receive two new Income PRIDES. If a holder of rights exchanges three rights together with two Growth PRIDES, they will receive two New Growth PRIDES. The terms of the new FELINE PRIDES will be the same as the currently outstanding PRIDES, except that the conversion rate will be revised so that, at the time the Rights are distributed, each of the new PRIDES will have a value equal to $17.57 more than each original PRIDES, based upon a generally accepted valuation model. The settlement does not resolve claims based upon purchases of current FELINE PRIDES after April 16, 1998.

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

 Management and Corporate Governance Changes

   On July 28, 1998, Walter A. Forbes resigned as Chairman of the Company and as a member of the Board of Directors. Henry R. Silverman, Chief Executive Officer of the Company, was unanimously elected by the Board of Directors to be Chairman and continues to serve as our Chief Executive Officer and President. Since July 28, 1998, the following members of the Board formerly associated with CUC also resigned: Christopher K. McLeod, E. Kirk Skelton, Robert T. Tucker, Bartlett Burnap, T. Barnes Donnelly, Frederick Green, Stephen Greyser, Burton Perfit, Anthony G. Petrello, Stanley Rumbough, Jr., Robert P. Rittereiser and Craig R. Stapleton.

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

                    PRIMARY        AVG. ROOMS       # OF        # OF        DOMESTIC
     BRAND       MARKET SERVED    PER PROPERTY   PROPERTIES     ROOMS    INTERNATIONAL*
-------------  ---------------- --------------  ------------ ---------  ----------------
Days Inn         Lower Economy         90           1,830      163,999  International(1)
Howard
 Johnson          Mid-market          106             489       51,807  International(2)
Knights Inn      Lower Economy         82             222       18,196    International
Ramada            Mid-market          131            1004      131,591      Domestic
Super 8             Economy            61            1759      108,111  International(3)
Travelodge       Upper Economy         82             521       42,857   Domestic(1)(5)
Villager
 Lodge           Lower Economy         74              99        7,284  International(4)
Wingate        Upper Mid-market        94              54        5,051  International(4)

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

   Our typical franchise agreement is terminable by us upon the franchisee's failure to maintain certain quality standards, to pay franchise fees or other charges or to meet other specified obligations. In the event of such termination, we are typically entitled to be compensated for lost revenues in an amount equal to the franchise fees accrued during periods specified in the respective franchise agreements which are generally between one and five years. The lodging franchise agreements are terminable by the franchisee under certain limited circumstances. The franchisee may terminate under certain procedures if the hotel suffers a substantial casualty or condemnation. Some franchisees and the franchisors have negotiated certain mutual termination rights, which usually may be exercised only on specific anniversary dates of the hotel's opening, and only if certain conditions precedent are met. The Hotel Division also has a policy that allows a franchisee to terminate the franchise if its hotel fails to achieve 50% annual occupancy after certain conditions and waiting periods are satisfied.

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

   LODGING COMPETITION. Competition among the national lodging brand franchisors to grow their franchise systems is intense. Our primary national lodging brand competitors are the Holiday Inn(Registered Trademark) and Best Western(Registered Trademark) brands and Choice Hotels, which franchises seven brands, including the Comfort Inn(Registered Trademark), Quality Inn(Registered Trademark) and Econo Lodge(Registered Trademark) brands. Days Inn, Travelodge and Super 8 properties principally compete with Comfort Inn, Red Roof Inn(Registered Trademark), and Econo Lodge in the limited service economy sector of the market. The chief competitor of Ramada, Howard Johnson and Wingate Inn properties, which compete in the middle market segment of the hotel industry, is Holiday Inn(Registered Trademark) and Hampton Inn(Registered Trademark). Our Knights Inn and Travelodge brands compete with Motel 6(Registered Trademark) properties. In addition, a lodging facility owner may choose not to affiliate with a franchisor but to remain independent.

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

   RESORT MANAGEMENT SOFTWARE. RCI provides computer software systems to timeshare resorts and developers through its affiliate, Resort Computer Corporation ("RCC"). RCC provides software that integrates resort functions such as sales, accounting, inventory, maintenance, dues and reservations. Management believes that our RCC Premier information software is the only commercially available technology that can fully support timeshare club operations and points based reservation systems.

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

 AVIS CAR RENTAL FRANCHISE BUSINESS

   GENERAL. On October 17, 1996, we completed the acquisition of all of the outstanding capital stock of Avis, Inc. which together with its subsidiaries, licensees and affiliates, operated the Avis Worldwide Vehicle System (the "Avis System"). As part of its previously announced plan, on September 24, 1997, we completed the initial public offering ("IPO") of our subsidiary, Avis Rent A Car, Inc. ("ARAC"), which owned and operated the company-owned Avis car rental operations. We currently own approximately 18% of the outstanding Common Stock of ARAC. We no longer own or operate any car rental locations but own the Avis brand name and the Avis System, which we license to our franchisees, including ARAC, the largest Avis System franchisee.

   The Avis System is comprised of approximately 4,200 rental locations, including locations at the largest airports and cities in the United States and approximately 160 other countries and territories and a fleet of approximately 404,000 vehicles during the peak season, all of which are operated by franchisees. Approximately 90% of the Avis System rental revenues in the United States are received from locations operated by ARAC directly or under agency arrangements, with the remainder being received from locations operated by independent licensees. The Avis System in Europe, Africa, part of Asia and the Middle East is operated under franchise by Avis Europe Ltd. ("Avis Europe").

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

   AVIS SYSTEM AND WIZARD SYSTEM SERVICES. The Avis System provides Avis
System franchisees access to the benefits of a variety of services, including
(i) comprehensive safety initiatives, including the "Avis Cares" Safe Driving Program, which offers vehicle safety information, directional assistance such as satellite guidance, regional maps, weather reports and specialized equipment for travelers with disabilities; (ii) standardized system identity for rental location presentation and uniforms; (iii) training program and business policies, quality of service standards and data designed to monitor service commitment levels; (iv) marketing/advertising/public relations support for national consumer promotions including Frequent Flyer/Frequent Stay programs and the Avis System internet web site; and (v) brand awareness of the Avis System through the familiar "We try harder" service announcements.

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

   The Wizard System processes incoming customer calls, during which customers inquire about locations, rates and availability and place or modify reservations. In addition, millions of inquiries and reservations come to franchisees through travel agents and travel industry partners, such as airlines. Regardless of where in the world a customer may be located, the Wizard System is designed to ensure that availability of vehicles, rates and personal profile information is accurately delivered at the proper time to the customer's rental destination.

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

FLEET SEGMENT

   Pursuant to our program to divest non-strategic businesses and assets, on June 30, 1999, we completed the disposition of our Fleet Segment for aggregate consideration of $1.8 billion (see "Recent Developments -- Strategic Developments"). The following is a description of the Fleet Segment businesses for the year ended December 31, 1998:

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

REAL ESTATE FRANCHISE SYSTEMS

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

MORTGAGE SEGMENT

   GENERAL. Our Mortgage Segment represented approximately 6.7%, 4.2% and 3.9% of our revenues for the year ended December 31, 1998, 1997 and 1996, respectively. Through our Cendant Mortgage Corporation ("Cendant Mortgage") subsidiary, we are the sixth largest originator of residential first mortgage loans in the United States, and, on a retail basis, we are the sixth largest originator in 1998. We offer services consisting of the origination, sale and servicing of residential first mortgage loans. A full line of first mortgage products are marketed to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms, including CENTURY 21, COLDWELL BANKER and ERA franchisees, and other mortgage banks. Cendant Mortgage is a centralized mortgage lender conducting its business in all 50 states. At December 31, 1998, Cendant Mortgage had approximately 4,000 employees.

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

   STRATEGY. Our strategy is to increase market share by expanding all of our sources of business with emphasis on the Phone In-Move In(Registered Trademark) program. Phone In-Move In(Registered Trademark) was developed for real estate firms approximately 21 months ago and is currently established in over 4,000 real estate offices at December 31, 1998. We are well positioned to expand our relocation and financial institutions business channels as it increases our linkage to Cendant Mobility clients and works with financial institutions which desire to outsource their mortgage originations operations to Cendant Mortgage. Each of these market share growth opportunities is driven by our low cost teleservices platform, which is centralized in Mt. Laurel, New Jersey. The competitive advantages of using a centralized, efficient and high quality teleservices platform allows us to capture a higher percentage of the highly fragmented mortgage market more cost effectively.

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

   We derive our direct marketing revenue principally from membership service fees, insurance premiums and product sales. We solicit members and customers for many of our programs by direct marketing and by using a direct sales force to call on financial institutions, schools, community groups, companies and associations. Some of the our individual memberships are available on-line to interactive computer users via major on-line services and the Internet's World Wide Web. See "--Distribution Channels".

INDIVIDUAL MEMBERSHIP SEGMENT

   Our Individual Membership segment represented approximately 17.6%, 18.4% and 23% of our revenues for the year ended December 31, 1998, 1997 and 1996, respectively. We affiliate with business partners such as leading financial institutions, retailers, and oil companies to offer membership as an enhancement to their credit card customers. Participating institutions generally receive commissions on initial and renewal memberships, based on a percentage of the net membership fees. Individual memberships are marketed, primarily using direct marketing techniques, through participating institutions with the Company generally paying for the marketing costs to solicit the prospective members. The member pays our business partners directly for the service and, in most instances, is billed via a credit card. Membership fees vary depending upon the particular membership program, and annual fees generally range from $49 to $79 per year. Most of our memberships are for one-year renewable terms, and members are generally entitled to unlimited use during the membership period of the service for which the members have subscribed. Members generally may cancel their memberships and obtain a full refund at any point during the membership term. As of November 1998, all new on-line individual memberships are refundable on a pro-rata basis over the term of the membership. The services may be accessed either through the Internet (on-line) or through the mail or by telephone (off-line).

 OFF-LINE PRODUCTS

   Individual membership programs offer consumers discounts on over 500,000 products and services by providing shop at home convenience in areas such as retail shopping, travel, automotive, dining and home improvement. Membership programs include among others Shoppers Advantage(Registered Trademark), Travelers Advantage(Registered Trademark), AutoVantage(Registered Trademark), Credit Card Guardian(Registered Trademark), and PrivacyGuard(Registered Trademark), and other membership programs. A brief description of the different types of membership programs is as follows:

   Shopping. Shoppers Advantage(Registered Trademark) is a discount shopping program whereby we provide product price information and home shopping services to our members. Our merchandise database contains information on over 100,000 brand name products, including a written description of the product, the manufacturer's suggested retail price, the vendor's price, features and availability. All of these products may be purchased through our independent vendor network. Vendors include manufacturers, distributors and retailers nationwide. Individual members are entitled to an unlimited number of toll free calls seven days a week to our shopping consultants, who access the merchandise database to obtain the lowest available fully delivered cost from participating vendors for the product requested and accept any orders that the member may place. We inform the vendor providing the lowest price of the member's order and that vendor then delivers the requested product directly to the member. We act as a conduit between our members and the vendors; accordingly, we do not maintain an inventory of products.

   As part of our individual member Shoppers Advantage(Registered Trademark) program, we distribute catalogs four to ten times per year to certain members. In addition, we automatically extend the manufacturer's warranty on all products purchased through the Shoppers Advantage(Registered Trademark) program and offer a low price guarantee. Generally, the length of time in which a particular membership service extends the manufacturer's warranty on products purchased is for a period of up to two years (i.e., the length of the existing manufacturer's warranty is extended, if it in fact covers less than 2 years, so that it covers a total period of 2 years from the original date of purchase). For instance, with the Shoppers Advantage(Registered Trademark) membership program, there is a product feature whereby a member receives an automatic 2-year extended warranty protection on any product purchased through the Shoppers Advantage(Registered Trademark) service (which means that this membership service will automatically extend the manufacturer's U.S. warranty to 2 years from the date of purchase of the particular product in question). There is an identical feature for the CompleteHome(Registered Trademark) membership service (now being renamed as the Homeowner Savings Network) and for members of the Family Funsaver Club(Registered Trademark).

   Travel. Travelers Advantage(Registered Trademark) is a discount travel service program whereby our Cendant Travel, Inc. ("Cendant Travel") subsidiary (one of the ten largest full service travel agencies in the U.S.), obtains information on schedules and rates for major scheduled airlines, hotel chains and car rental agencies from the American Airlines Sabre(Registered Trademark) Reservation System. In addition, we maintain our own database containing information on tours, travel packages and short notice travel arrangements. Members book their reservations through Cendant Travel, which earns commissions (ranging from 5%-25%) on all travel sales from the providers of the travel services. Certain Travelers Advantage(Registered Trademark) members can earn cash awards from the Company equal to a specified percentage (generally 5%) of the price of travel arrangements purchased by the member through Cendant Travel. Travel members may book their reservations by making toll-free telephone calls seven days a week, generally twenty-four hours a day to agents at Cendant Travel. Cendant Travel provides its members with special negotiated rates on many air, car and hotel bookings. Cendant Travel's agents reserve the lowest air, hotel and car rental fares available for the members' travel requests and offer a low price guarantee on such fares.

   Auto. Our auto service, AutoVantage(Registered Trademark), offers members comprehensive new car summaries and preferred prices on new domestic and foreign cars purchased through our independent dealer network (which includes over 1,800 dealer franchises); discounts on maintenance, tires and parts at more than 25,000 locations, including over 35 chains, including nationally known names, such as Goodyear"and Firestone(Registered Trademark), plus regional chains and independent locations; and used car valuations. AutoVantage Gold(Registered Trademark) offers members additional services including road and tow emergency assistance 24 hours a day in the United States and trip routing.

   Credit Card Registration. Our Credit Card Guardian(Registered Trademark) and "Hot-Line" services enable consumers to register their credit and debit cards with us so that the account numbers of these cards may be kept securely in one place. If the member notifies us that any of these credit or debit cards are lost or stolen, we will notify the issuers of these cards, arrange for them to be replaced and reimburse the member for any amount for which the card issuer may hold the member liable.

   PrivacyGuard Service. The PrivacyGuard(Registered Trademark) and Credentials(Registered Trademark) services provide members with a comprehensive and understandable means of monitoring key personal information. The service offers a member access to information in certain key areas including: credit history and monitoring, driving records maintained by state motor vehicle authorities, and medical files maintained by third parties. This service is designed to assist members in obtaining and monitoring information concerning themselves that is used by third parties in making decisions such as granting or denying credit or setting insurance rates.

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

   Family FunSaver Club. The Family FunSaver Club(Registered Trademark) provides its members with a variety of benefits, including the opportunity to inquire about and purchase family travel services and family related products, the opportunity to buy new cars at a discount, a discounted family dining program and a Family Values Guide offering coupon savings on family related products such as movie tickets, casual restaurants, and theme parks.

   The Family Software Club. The Family Software Club (Service Mark) has no membership fee and offers members a way to purchase educational and entertainment CD-ROM titles, often at an introductory price with a small commitment to buy titles at regular club prices over a specified time period. Approximately every six to eight weeks, members receive information on CD-ROM titles and other related products and have the opportunity to purchase their featured selection, alternate titles or no selections at that time. The club also provides its members with special offers and discounts on software and other related products from time to time.

   Health Services. The HealthSaver (Service Mark) membership provides discounts ranging from 10% to 60% off retail prices on prescription drugs, eyewear, eye care, dental care, selected health-related services and fitness equipment, including sporting goods. Members may also purchase prescription and over-the-counter drugs through the mail.

   Other Clubs. Our North American Outdoor Group, Inc. subsidiary ("NAOG") owns and operates the North American Hunting Club(Registered Trademark), the North American Fishing Club(Registered Trademark), the Handyman Club of America(Registered Trademark), the National Home Gardening Club(Registered Trademark) and the PGA Tour Partners Club(Registered Trademark), among others. Members of these clubs receive fulfillment kits, discounts on related goods and services, magazines and other benefits. In September 1999, we entered into a definitive agreement to sell 94% of NAOG for approximately $140 million. In connection with the transaction, we will retain an equity interest in NAOG of approximately 6%. (see "Recent Developments").

 ON-LINE PRODUCTS

   We operate Netmarket (www.netmarket.com), our flagship on-line, membership-based, value-oriented consumer site which offers discounts on over 800,000 products and services. Netmarket offers discounted shopping and other benefits to both members and non-members, with members receiving preferred pricing, access to specials, cash back benefits, low price guarantees and extended warranties on certain items. In addition, we also offer the following on-line products and services: AutoVantage(Registered Trademark), Travelers Advantage(Registered Trademark) and PrivacyGuard(Registered Trademark) membership programs and Haggle Zone(Trademark) and Fair Agent(Registered Trademark) consumer services. As part of our internet strategy, on September 15, 1999, we donated Netmarket, Inc.'s (the owner of our on-line membership businesses) outstanding common stock to a charitable trust, and Netmarket issued additional shares of its common stock to certain of its marketing partners. Accordingly, as a result of the change in ownership Netmarket common stock from us to an independent third party, Netmarket's operating results will no longer be included in our consolidated financial statements. We retained the opportunity to participate in Netmarket's value through the ownership of the convertible preferred stock of Netmarket, which is ultimately exchangeable, at our option, into 78% of Netmarket's diluted common shares. (See "Recent Developments -- Internet Developments").

   We also currently operate other on-line consumer offerings such as Books.com (www.books.com), one of the largest on-line booksellers in the world with more than four million titles available in its database with discounts of up to 20 to 40 percent below retail prices; Musicspot (www.musicspot.com) an on-line music store with more than 145,000 titles discounted up to 20 percent below retail prices; and GoodMovies (www.goodmovies.com) an on-line movie store offering more than 30,000 movie titles up to 20 to 40 percent below retail cost. Prior to its sale in 1999, we operated Match.com, Inc. ("Match"), the leading matchmaking service on the Internet, servicing over 100,000 consumers. Subscriptions to the Match service range from approximately $10 per month to just under $60 for one year.

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

   As part of our internet strategy, on September 30, 1999, we announced that our board of directors approved a plan to create a new class of common stock to track the performance of our new real estate portal to be named Move.com, which will include the operations of RentNet. Move.com will integrate and enhance the on-line efforts of our residential real estate brands (CENTURY 21(Registered Trademark), COLDWELL BANKER(Registered Trademark), and ERA(Registered Trademark)) and those of its real-estate business units (Cendant Mobility and Cendant Mortgage), drawing on the success of the RentNet on-line apartment guide business model. RentNet's operations are currently being expanded as the technology fulcrum for Move.com. See "Recent Developments -- Strategic Developments".

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

 DIRECT MARKETING DISTRIBUTION CHANNELS

   We market our Individual Membership and Insurance/Wholesale products through a variety of distribution channels. The consumer is ultimately reached in the following ways: 1) at financial institutions or other associations through direct marketing; 2) at financial institutions or other associations through a direct sales force, participating merchants or general advertising; and 3) through schools, community groups and companies. Some of our individual memberships, such as shopping, travel, privacy guard and auto services, are available to computer users via on-line services and the Internet's World Wide Web. These users are solicited primarily through major on-line services such as America Online, traditional off-line direct marketing channels, major destination sites on the World Wide Web, such as portals, and through our affinity partners. We believe that our interactive members account for approximately 4% of our total Individual Membership Segment members. Strategic alliances have been formed with on-line services and various other companies, including the major Internet portals.

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

   NATIONAL CAR PARKS. Our National Car Parks ("NCP") subsidiary operates commercial car parks in the UK and Europe, with over 60 years experience of owning and/or managing a portfolio of nearly 500 car parks, mostly located in city and town centers and at airports.

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

   ENTERTAINMENT PUBLICATIONS BUSINESS. In November 1999, we completed the disposition of approximately 85% of EPub for approximately $281 million in cash, inclusive of certain adjustments. In connection with the transaction, we will retain an equity interest in EPub of approximately 15% (see "Recent Developments"). In addition, we will have a designee on the EPub Board of Directors.

   Through our EPub subsidiary, we offered discount programs in specific markets throughout North America and certain international markets and enhance other of our Individual and Insurance/Wholesale segment products. We believe that EPub is the largest marketer of discount program books of this type in the United States. EPub has a sales force of approximately 1,100 people with approximately 800 people soliciting schools and approximately 300 people soliciting merchants.

   EPub solicits restaurants, hotels, theaters, sporting events, retailers and other businesses which agree to offer services and/or merchandise at discount prices (primarily on a two-for-the-price-of-one or 50% discount basis). EPub sells discount programs under its Entertainment(Registered Trademark), Entertainment(Registered Trademark) Values, Gold C(Registered Trademark) and other trademarks, which typically provide discount offers to individuals in the form of local discount coupon books. These books typically contain coupons and/or a card entitling individuals to hundreds of discount offers from participating establishments. Targeting middle to upper income consumers, many of EPub's products also contain selected discount travel offers, including offers for hotels, car rentals, airfare, cruises and tourist attractions. More than 70,000 merchants with over 275,000 locations participate in these programs. EPub also uses this national base of merchants to develop other products, most notably, customized discount programs for major corporations. These programs also may contain additional discount offers, specifically designed for customized discount programs.

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

   While prices of local discount coupon books vary, the customary price for Entertainment(Registered Trademark), Entertainment(Registered Trademark) Values and Gold C(Registered Trademark) coupon books range between $10 and $45. Customized discount programs are generally sold at significantly lower prices. In 1998, over nine million for Entertainment(Registered Trademark), Entertainment(Registered Trademark) Values and Gold C(Registered Trademark) and other trademarked local coupon books were published in North America.

   Sally Foster, Inc., a subsidiary of EPub, provides elementary and middle schools and selected youth community groups with gift-wrap and other seasonal products for sale in their fund-raising efforts. EPub uses the same sales force that sells the discount coupon books to schools, attempting to combine the sale of gift-wrap and the sale of discount coupon books. In addition, EPub has a specialized Sally Foster sales force.

   GREEN FLAG. In November 1999, we completed the disposition of our Green Flag business unit for approximately $410 million in cash.

   Green Flag is an assistance group in the UK providing a wide range of emergency, support and rescue services to millions of drivers and home owners in the UK through its Green Flag Motor, Green Flag Truck and Green Flag Home services. Green Flag has approximately 900 full and part-time employees.

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

   CREDIT INFORMATION BUSINESS. Our former Central Credit Inc. ("CCI") subsidiary (sold in August 1999) was a gambling patron credit information business. CCI maintained a database of information provided by casinos regarding the credit records of casino gaming patrons, and provided, for a fee, such information and related services to its customers, which primarily consisted of casinos. See "Recent Developments".

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

   A number of our products and services (such as Travelers
Advantage(Registered Trademark) and certain insurance products) are also subject to state and local regulations. We believe that such regulations do not have a material impact on our business or revenues.

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

EMPLOYEES

   As of December 31, 1998, we employed approximately 35,000 persons fulltime. Management considers our employee relations to be satisfactory.

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

ITEM 3. LEGAL PROCEEDINGS

 A. CLASS ACTION AND OTHER LITIGATION AND GOVERNMENT INVESTIGATIONS

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

   In re: Cendant Corporation Litigation, Master File No. 98-1664 (WHW) (D.N.J.) (the "Securities Action"), is a consolidated action consisting of over sixty constituent class action lawsuits, that were originally filed in the United States District Court for the District of New Jersey, the District of Connecticut, and the Eastern District of Pennsylvania. The Securities Action is brought on behalf of all persons who acquired securities of the Company and CUC, except our PRIDES securities, between May 31, 1995 and August 28, 1998. The Court granted the lead plaintiffs' unopposed motion for class certification on January 27, 1999. Named as defendants are the Company; twenty-eight current and former officers and directors of the Company, CUC and HFS; and Ernst & Young LLP, CUC's former independent accounting firm.

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

   On December 14, 1998, the lead plaintiffs in the Securities Action moved for partial summary judgment, on liability only, against the Company on the claims under Section 11 of the Securities Act. The lead plaintiffs adjourned this motion, however, without prejudice to their right to re-notice the motion at a subsequent time.

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

   Welch & Forbes, Inc. v. Cendant Corp., et al., No. 98-2819 (WHW) (the "PRIDES Action") is a class action filed on June 15, 1998 and brought on behalf of purchasers of the Company's PRIDES securities between February 24 and July 15, 1998. The PRIDES Action is a consolidation of Welch & Forbes, Inc. v. Cendant Corp., et. al. with seven other class action lawsuits filed on behalf of purchasers of PRIDES. Named as defendants are the Company; Cendant Capital I, a statutory business trust formed by the Company to participate in the offering of PRIDES securities; seventeen current and former officers and directors of the Company, CUC and HFS; Ernst & Young; and the underwriters for the PRIDES offering, Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Chase Securities Inc.

   The allegations in the Amended Consolidated Complaint in the PRIDES Action are substantially similar to those in the Securities Action, and violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act are asserted. Damages in unspecified amounts are sought.

   On November 11, 1998, the plaintiffs in the PRIDES Action brought motions for (i) certification of a proposed class of PRIDES purchasers; (ii) summary judgment against the Company on liability under Section 11 of the Securities Act; and (iii) an injunction requiring the Company to place $300 million in a trust account for the benefit of the PRIDES investors pending final resolution of their claims. These motions were withdrawn in connection with a partial settlement of the PRIDES Action (see Litigation Settlement below and Note 6).

   Semerenko v. Cendant Corp., et al., Civ. Action No. 98-5384 (D.N.J.) and
P. Schoenfield Asset ManagementLLC v. Cendant Corp., et al., (Civ. Action No. 98-4734) (D.N.J.) (the "ABI Actions") were initially commenced in October and November of 1998, respectively, on behalf of a putative class of persons who purchased securities of American Bankers Insurance Group, Inc. ("ABI") between January 1998 and October 13, 1998. Named as defendants are the Company, four former CUC officers and directors, and Ernst & Young. The complaints in the ABI actions, as amended on February 8, 1999, assert violations of Sections 10(b), 14(e) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. Plaintiffs allege that they purchased shares of ABI common stock at artificially inflated prices due to the accounting irregularities after we announced a cash tender offer for 51% of ABI's outstanding shares of common stock in January 1998. Plaintiffs also allege that after the disclosure of the accounting irregularities, we misstated our intention to complete the tender offer and a second step merger pursuant to which the remaining shares of ABI stock were to be acquired by us. Plaintiffs seek, among other things, unspecified compensatory damages. The Company and the other defendants filed motions to dismiss the ABI Actions on March 10, 1999. The United States District Court for the District of New Jersey found that the complaints failed to state a claim upon which relief could be granted and, accordingly, dismissed the complaints by order dated April 30, 1999. Plaintiffs' appeal from the District Court's decision is pending before the United States Court of Appeals for the Third Circuit.

 B. OTHER LITIGATION

   Prior to April 15, 1999, actions making substantially similar allegations to the allegations in the Securities Action were filed by various plaintiffs on their own behalf in the United States District Courts for the District of New Jersey, the Eastern and Central Districts of California, the Southern District of Florida, the Eastern District of Louisiana, the District of Connecticut and the Eastern District of Wisconsin. The Company filed motions before the Judicial Panel on Multidistrict Litigation (the "JPML") to transfer to the District of New Jersey, for consolidation with the Securities Action, the actions filed in judicial districts other than the District of New Jersey. The motions to transfer were granted in August and September, 1999. The Company has filed Cross-Claims against Ernst & Young in two of these transferred actions, Yeager v. Cendant Corp., originally filed on the Central District of California, and Wyatt v. Cendant Corp., originally filed in the Southern District of Florida.

   Among the actions transferred is Reliant Trading and Shepherd Trading Lmt.
v. Cendant Corp., originally filed in the Eastern District of Wisconsin. The plaintiffs in Reliant allegedly purchased certain 43/4% Senior Notes originally issued by HFS and claim to have converted these notes to shares of Cendant common stock in April 1998, before our April 15, 1998 announcement concerning the accounting irregularities. Plaintiffs seek, among other things, rescission of the conversion of the notes, unspecified compensatory damages resulting form the conversion, and additional unspecified damages resulting from the original purchase of the notes at allegedly artificially inflated prices.

   Another action transferred to the District of New Jersey is Daystar Special Situations Fund, L.P. and Dayster LLC v. Cendant Corp., originally filed in the Southern District of New York in July 1999 to the District of New Jersey. Plaintiffs, in Daystar, allege that after disclosure of the accounting irregularities by us in April 1998, Cendant's Chief Executive Officer, and another Cendant director, made material misstatements in face-to-face meetings with plant representation of plaintiffs regarding the full extent of the accounting irregularities. Plaintiffs allege that they relied on such statements in purchasing over 3 million shares of Cendant stock in April, May and June 1998. Plaintiffs seek, among other things, damages in excess of $35 million.

   Kennilworth Partners, L.P. et al., v. Cendant Corp., et al., 98 Civ. 8939
(DC) (the "Kennilworth Action") was filed on December 18, 1998 on behalf of three investment companies. Named as defendants are the Company; thirty of its present and former officers and directors; HFS; and Ernst & Young. The complaint in the Kennilworth Action, as amended on January 26, 1999, alleges that the plaintiffs purchased convertible notes issued by HFS pursuant to an indenture dated February 28, 1996 and were damaged when they converted their notes into shares of common stock in the Company shortly prior to the Company's April 15, 1998 announcement. The amended complaint asserts violations of Sections 11, 12 and 15 of the Securities Act and Sections 10(b) and 20 of the Exchange Act; a common-law breach of contract claim is also asserted. Damages are sought in an amount estimated to be in excess of $13.6 million. On April 29, 1999, the Company moved to dismiss the Securities Act claims brought against it. On August 10, 1999, the District Court dismissed plaintiffs' claims under Sections 11 and 12(2) of the Securities Act against us and all of the other defendants and dismissed the claims under Section 10(b) of the Exchange Act against the individual officers and directors and Ernst & Young. On August 23, 1999, the Company filed an Answer and Affirmative Defenses, in which it denied all material allegations in the amended complaint.

   Kevlin, et al v. Cendant Corp., No. C-98-12602-B (the "Kevlin Action"), was commenced in December 1998 in the County Court of Dallas County, Texas. According to the complaint, plaintiffs are former shareholders of an entity known as Kevlin Services, Inc. In 1996, a subsidiary of Cendant acquired all of the assets of Kevlin Services, Inc. in exchange for approximately 1,155,733 shares of common stock of CUC International Inc. According to the complaint, plaintiffs were to receive CUC shares worth $26,370,000 and instead received shares worth substantially less than that amount due to the impact of the accounting irregularities on the market price for CUC common stock. Plaintiffs have asserted claims against Cendant, its subsidiary and Ernst & Young for fraud, negligent misrepresentation, breach of duty of good faith and fair dealing, breach of contract, conspiracy, negligence and gross negligence. Plaintiffs seek compensatory and exemplary damages in unspecified amounts. Cendant and its subsidiary have filed a general denial to the allegations in the complaint.

   Raymond H. Stanton II and Raymond H. Stanton III v. Cendant Corp. is in arbitration proceeding filed by Raymond H. Stanton II and Raymond H. Stanton III, former owners of Dine-A-Mate, Inc. The Demand for Arbitration alleges that the Stantons sold Dine-A-Mate stock to CUC in September 1996 in exchange for 929,930 shares of CUC common stock. The Demand alleges that due to the accounting irregularities the price of CUC stock was artificially inflated at the time and asserts claims for fraud, fraudulent inducement, breach of warranty, and violation of Sections 18(a) and 10(b) of the Exchange Act. The Stantons seek, among other things, damages equal to the differences between $33,314,736 (the alleged value of the transaction) and the actual value of the CUC stock they received in the sale, and punitive damages on their claims for fraud and fraudulent inducement.

   Janice G. Davidson and Robert M. Davidson v. Cendant Corp. (JAMS/Endispute -Los Angeles No. 122002145) is an arbitration proceeding filed on December 17, 1998, by Janice G. and Robert M. Davidson, former majority shareholders of a California-based computer software firm acquired by the Company in a July 1996 stock merger (the "Davidson Merger"). The Davidsons' Demand for Arbitration purported to assert claims against Cendant in connection with the Davidson Merger and a May 1997 settlement agreement settling all disputes arising out of the Davidson Merger (the "Davidson Settlement"). The Demand asserts claims for: (i) securities fraud under federal, state and common law theories relating to the Davidson Merger, through which the Davidsons received approximately 21,670,000 common shares of CUC stock and options on CUC stock in exchange for all of their Davidson & Associates, Inc. common shares, based upon CUC's accounting irregularities and alleged misrepresentations concerning the Davidsons' employment as CUC executives;
(ii) wrongful taking of trust property based on fraud in connection with the Davidson Merger; (iii) unjust enrichment, in connection with the Davidson Merger; (iv) rescission of the Davidson Settlement for fraud under the federal securities laws,

California Corporations Code, and common law, and on grounds of unilateral mistake, failure of consideration, and prejudice to the public interest; and
(v) damages under the Settlement Agreement for fraud in connection with the grant of CUC stock options to the Davisdons under that Agreement. The Demand seeks unspecified compensatory and punitive damages and a declaratory judgment that the Davidsons are entitled to rescind the Davidson Settlement and that the claims in the Demand are arbitrable.

   Cendant answered the Demand on January 12, 1999, denying all of the material allegations in the Demand, and also filed a Complaint for Injunctive and Declaratory Relief against the Davidsons in the United States District Court for the Central District of California (the "Cendant Complaint"), seeking to enjoin the arbitration on the grounds that the parties to the Davidson Settlement agreed therein not to arbitrate ten of the eleven claims contained in the Demand, and that the arbitration clauses under which the Davidsons bring their claims are inapplicable to the dispute. In February 1999, Cendant filed a Motion for Preliminary Injunction seeking to enjoin the arbitration proceedings pending the court's final resolution of the dispute on the merits. The Davidsons filed a motion to dismiss the Cendant Complaint or for summary judgment. On April 14, 1999, the court entered an order granting summary judgment in favor of the Davidsons, denying Cendant's Motion for Preliminary Injunction and dismissing the Cendant Complaint. The Company's appeal from this order is pending before the United States Court of Appeals for the Ninth Circuit. The arbitration has been stayed by agreement of the parties until the Ninth Circuit issues a mandate on the appeal, except discovery is proceeding on whether the Davidson Settlement should be rescinded.

   On April 14, 1999, the Davidsons filed a complaint in the United States District Court for the Central District of California against Cendant alleging essentially the same claims asserted in the Demand. The complaint seeks unspecified compensatory and punitive damages, and was filed purportedly to toll the statue of limitations pending arbitration of the claims in the Demand. Cendant's motion to transfer this case to the District Court of New Jersey was granted by JPML on August 12, 1999.

   Deutch v. Silverman, et al., No. 98-1998 (WHW) (the "Deutch Action"), is a purported shareholder derivative action, purportedly filed on behalf of, and for the benefit of the Company. The Deutch Action was commenced on April 27, 1998 in the District of New Jersey against certain of the Company's current and former directors and officers; The Bear Stearns Companies, Inc.; Bear Stearns & Co., Inc.; and, as a nominal party, the Company. The complaint in the Deutch Action, as amended on December 7, 1998, alleges that certain individual officers and directors of the Company breached their fiduciary duties by selling shares of the Company's stock while in possession of non-public material information concerning the accounting irregularities. The complaint also alleges that the individual officers and directors breached their fiduciary duties and committed acts of gross negligence by, among other things, causing and/or allowing the Company to make a series of false and misleading statements regarding the Company's financial condition, earnings and growth, entering into an agreement to acquire ABI and later paying $400 million to ABI in connection with termination of that agreement re-pricing certain stock options previously granted to certain Company executives; and entering into certain severance and other agreements with Walter Forbes, the Company's former Chairman, last summer under which Mr. Forbes received approximately $47.5 million from the Company pursuant to an employment agreement we had entered into with him in connection with the Cendant Merger. Damages are sought on behalf of Cendant in unspecified amounts. The Company and the other defendants each moved to dismiss the Deutch Action. On August 8, 1999, the Court dismissed certain claims against some of the individual officers and directors and all claims against the Bear Stearns defendants. The Court denied the Company's motion to dismiss. On August 23, 1999, the Company filed its Answer and Affirmative Defenses to the Complaint, in which it denied all of the material allegations in the Complaint.

   Corwin v. Silverman et al., No. 16347-NC (the "Corwin Action"), was filed on April 28, 1998 in the Court of Chancery for the State of Delaware. The Corwin Action is purportedly brought derivatively, on behalf of the Company, and as a class action, on behalf of all shareholders of HFS who exchanged their HFS shares for CUC shares in connection with the Merger. The Corwin Action names as defendants HFS and twenty-eight individuals who are or were directors of the Company and HFS. The complaint in the Corwin Action, as amended on July 28, 1998, alleges that HFS and its directors breached their fiduciary duties of loyalty, good faith, care and candor in connection with the Cendant Merger, in that they failed to properly investigate the operations and financial statements of CUC before approving the Merger at an allegedly inadequate price. The amended complaint also alleges that the Company's directors breached their fiduciary duties by entering into an employment agreement with our former Chairman, Walter A. Forbes, in connection with the Merger that purportedly amounted to corporate waste. The Corwin Action seeks, among other things, rescission of the Merger and compensation for all losses and damages allegedly suffered in connection therewith. On October 7, 1998, Cendant filed a motion to dismiss the Corwin Action or, in the alternative, for a stay of the Corwin Action pending determination of the Deutch Action. On June 30, 1999, the Court of Chancery for the State of Delaware stayed the Corwin Action pending a determination of the Deutch Action.

   The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to accounting irregularities. The SEC staff has advised us that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the investigations, we made all adjustments considered necessary which are reflected in our restated financial statements. Although we can provide no assurances that additional adjustments will not be necessary as a result of these government investigations, we do not expect that additional adjustments will be necessary.

 C. LITIGATION SETTLEMENTS.

 Settlement of Common Stock Class Action Litigation

   On December 7, 1999, the Company announced that it reached a preliminary agreement to settle the principal securities class action pending against the Company in the U.S. District Court in Newark, New Jersey relating to the aforementioned class action lawsuits. Under the agreement, the Company would pay the class members $2.83 billion in cash. The settlement remains subject to execution of a definitive settlement agreement and approval by the U.S. District Court. If the preliminary settlement is not approved by the U.S. District Court, the Company can make no assurances that the final outcome or settlement of such proceedings will not be for an amount greater than that set forth in the preliminary agreement. We currently plan to fund the settlement through the use of available cash, the issuance of debt securities and/or the issuance of equity securities. We intend to finance the cost of the settlement so as to maintain our investment grade ratings. Please see the Company's Form 8-K, dated December 7, 1999, for a description of the preliminary agreement to settle the common stock class action litigation.

 Settlement of PRIDES Class Action Litigation

   On March 17, 1999, we entered into a stipulation of settlement with the plaintiff's counsel representing the class of holders of our PRIDES securities who purchased their securities on or prior to April 15, 1998 ("eligible persons") to settle their class action lawsuit against us. Under the stipulation of settlement, eligible persons will receive a new security -a Right -for each PRIDES security held on April 15, 1998. For example, if a person held 100 PRIDES on April 15, 1998, they would receive 100 Rights. Current holders of PRIDES will not receive any Rights (unless they also held PRIDES on April 15, 1998). We had originally announced a preliminary agreement in principle to settle such lawsuit on January 7, 1999. The final agreement maintained the basic structure and accounting treatment as the preliminary agreement.

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

   At any time during the life of the Rights, holders of Rights may (a) sell them or (b) exercise them by delivering to us three Rights together with two PRIDES in exchange for two new PRIDES (the "New

PRIDES"). For example, if a holder of Rights exchanges three rights together with two current Income PRIDES, they will receive two New Income PRIDES. If a holder of Rights exchanges three Rights together with two Growth PRDIDES, they will receive two New Growth PRIDES. The terms of the New PRIDES will be the same as the currently outstanding PRIDES, except that the conversion rate will be revised so that, at the time the Rights are distributed, each of the New PRIDES will have a value equal to $17.57 more than each original PRIDES, based upon a generally accepted valuation model. Based upon the closing price per share of $17.53 of our Common Stock on September 30, 1999, the effect of the issuance of the New PRIDES will be to distribute approximately 19 million more shares of our common stock when the mandatory purchase of our common stock associated with the PRIDES occurs in February of 2001. This represents approximately 2% more shares of common stock than are currently outstanding.

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

   One objector, who objected to a portion of the settlement notice concerning fees to be sought by counsel to the class, and the amount of fees sought by counsel to the class, has filed an appeal to the U.S. Court of Appeals for the Third Circuit from the order and judgement approving the settlement. Cendant believes this appeal is without merit. Counsel for the plaintiff class has moved to dismiss this appeal. This motion is pending before the Third Circuit.

   On September 7, 1999, Cendant moved the District Court for an order disallowing claims by purported class members seeking a total of approximately 4 million Rights pursuant to the settlement, on the grounds that such claims were filed untimely and/or not supported by appropriate documentation. On October 6, 1999, the District Court of New Jersey heard oral argument on the Company's motion. A definitive written decision is expected shortly.

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

 Results:        For         Withheld
            ------------- ------------
             729,374,048    21,047,428

   Proposal 2: To approve the Company's 1998 Employee Stock Purchase Plan

 Results:        For         Against      Abstain
            ------------- ------------  ----------
             714,345,354    33,516,760   1,938,144

   Proposal 3: To ratify and approve the appointment of Deloitte & Touche LLP as the Company's Independent Auditors for the year ending December 31, 1998.

 Results:        For         Against    Abstain
            ------------- -----------  ---------
             744,191,719    5,471,312   758,445

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

 1997                         HIGH        LOW
----------------------------- ----------- -----------
First Quarter                 26 7/8      22 1/2
Second Quarter                26 3/4      20
Third Quarter                 31 3/4      23 11/16
Fourth Quarter                31 3/8      26 15/16

1998                          High        Low
----------------------------- ----------- -----------
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

ITEM 6. SELECTED FINANCIAL DATA (1) (2)

                                                      AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                    1998         1997         1996        1995
                                                ------------ -----------  ----------- -----------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
OPERATIONS
NET REVENUES ..................................  $  5,283.8    $ 4,240.0   $ 3,237.7    $ 2,616.1
                                                ------------ -----------  ----------- -----------
Operating expense .............................   1,869.1(3)     1,322.3     1,183.2      1,024.9
Marketing and reservation expense..............     1,158.5      1,031.8       910.8        743.6
General and administrative expense ............       666.3        636.2       341.0        283.3
Depreciation and amortization expense  ........       322.7        237.7       145.5        100.4
Other charges .................................     838.3(4)     704.1(5)    109.4(6)      97.0(7)
Interest expense, net .........................       113.9         50.6        14.3         16.6
Provision for income taxes ....................       104.5        191.0       220.2        143.2
Minority interest, net ........................        50.6           --          --           --
                                                ------------ -----------  ----------- -----------
INCOME FROM CONTINUING OPERATIONS .............  $    159.9    $    66.3   $   313.3    $   207.1
                                                ------------ -----------  ----------- -----------
INCOME FROM CONTINUING OPERATIONS PER SHARE:
Basic .........................................  $     0.19    $    0.08   $    0.41    $    0.30
Diluted .......................................        0.18         0.08        0.39         0.28

FINANCIAL POSITION
Total assets ..................................  $ 20,216.5    $14,073.4   $12,762.5    $ 8,519.5
Long-term debt ................................     3,362.9      1,246.0       780.8        336.0
Assets under management and mortgage programs       7,511.9      6,443.7     5,729.2      4,955.6
Debt under management and mortgage programs  ..     6,896.8      5,602.6     5,089.9      4,427.9
Mandatorily redeemable securities issued by
 subsidiary ...................................     1,472.1           --          --           --
Shareholders' equity ..........................     4,835.6      3,921.4     3,955.7      1,898.2

OTHER INFORMATION (8)
Cash flows provided by (used in):
Operating activities ..........................       808.0      1,213.0     1,493.4      1,144.3
Investing activities ..........................    (4,351.8)    (2,328.6)   (3,090.8)    (1,789.0)
Financing activities ..........................     4,689.6        900.1     1,780.8        661.2

------------
(1) Selected financial data is presented for four years. Financial data subsequent to December 31, 1994 had been restated as a result of findings from investigations into accounting irregularities discovered at the former business units of CUC International, Inc. ("CUC"). Financial data for periods prior to December 31, 1994 was not restated and therefore should not be relied on (see Note 18 to the consolidated financial statements).
(2) Selected financial data includes the operating results of acquisitions accounted for under the purchase method of accounting since the respective dates of acquisition, including: (i) National Parking Corporation in April 1998; (ii) Harpur Group in January 1998; (iii) Jackson Hewitt, Inc. in January 1998; (iv) Resort Condominiums International, Inc. in November 1996; (v) Avis, Inc. in October 1996;
       (vi) Coldwell Banker Corporation in May 1996; and (vii) Century 21 Real Estate Corporation in August 1995.
(3) Includes a non-cash charge of $50.0 million ($32.2 million, after tax or $0.04 per diluted share) related to the write off of certain equity investments in interactive membership businesses and impaired goodwill associated with the National Library of Poetry, a Company subsidiary.
(4) Represents charges of: (i) $433.5 million ($281.7 million, after tax or $0.32 per diluted share) for the costs of terminating the proposed acquisitions of American Bankers Insurance Group, Inc. and Providian Auto and Home Insurance Company; (ii) $351.0 million ($228.2 million, after tax or $0.26 per diluted share) associated with the final agreement to settle the PRIDES securities class action suit; and (iii) $121.0 million ($78.7 million, after tax or $0.09 per diluted share) comprised of the costs of the investigations into previously discovered accounting irregularities at the former CUC business units, including incremental financing costs and separation payments, principally to the Company's former chairman. The aforementioned charges were partially offset by a credit of $67.2 million ($43.7 million, after tax or $0.05 per diluted share) associated with changes in the original estimate of 1997 merger-related costs and other unusual charges.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   We are one of the foremost providers of real estate related, travel related and direct marketing consumer and business services companies in the world. We were created through the December 1997 merger (the "Cendant Merger") of HFS Incorporated ("HFS") and CUC International Inc. ("CUC"). We provide business services to our customers, many of which are consumer services companies, and also provide fee-based services directly to consumers, generally without owning the assets or sharing the risks associated with the underlying businesses of our customers or collaborative partners.

   We operate in four principal divisions -travel related services, real estate related services, direct marketing services and other consumer and business services. Our businesses provide a wide range of complementary consumer and business services, which together represent eight business segments. The travel related services businesses facilitate vacation timeshare exchanges, manage corporate and government vehicle fleets and franchise car rental and hotel businesses; the real estate related services businesses franchise real estate brokerage businesses, provide home buyers with mortgages and assist in employee relocation; and the direct marketing services businesses, provide an array of value driven products and services. Our other consumer and business services include our tax preparation services franchise, information technology services, car parking facility services, vehicle emergency support and rescue services, credit information services, financial products and other consumer-related services.

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

   In connection with our previously announced program to focus on maximizing the opportunities and growth potential of our existing businesses, we divested several non-strategic businesses and assets and have completed or commenced certain other strategic initiatives related to our internet businesses. Pursuant to such program, we completed the dispositions of North American Outdoor Group, Global Refund Group, the Fleet businesses, Central Credit, Inc., Spark Services, Inc., Match.com, National Leisure Group, National Library of Poetry, Essex Corporation, Cendant Software Corporation, Hebdo Mag International, Inc., the Green Flag Group ("Green Flag") and Entertainment Publications, Inc. ("EPub"). The divestiture program generated approximately $4.5 billion in proceeds. (see "Liquidity and Capital Resources -- Divestitures"). As a result of the divestitures program, we divested former CUC businesses representing approximately 45% of CUC's revenues in 1997, the year in which CUC merged with HFS.

   In addition to the above mentioned divestitures, we have recently initiated certain internet strategies outlined below.

   On September 30, 1999, we anounced that our Board of Directors approved a new series of Cendant common stock to track the performance of the Move.com Group, a group of businesses owned by us which will be engaged in providing a broad range of home-related services through a new internet services portal. The Move.com Group commenced operations in the third quarter of 1999 with the internet site scheduled to become functional during January 2000. The Board of Directors approved the creation of the Move.com Group and the tracking stock without reviewing financial information related thereto since this was a new venture based upon an existing business, RentNet, Inc. ("RentNet"). Prior to the formation of the Move.com Group, RentNet's historical financial information was included in our Individual Membership segment. Beginning in the third quarter of 1999, coincident with our Board of Directors approval to create a new class of common stock, we have provided separate footnote disclosure of the Move.com Group's separate financial information within our consolidated financial statements. We have filed a proxy with the Securities and Exchange Commission, which contains financial details as well as more specific plans concerning the transaction. If we obtain shareholder approval for the tracking stock, we currently intend to issue such tracking stock in a public offering in the second quarter of 2000. The Move.com Group will integrate and enhance the on-line efforts of our residential real estate brands and those of our other real estate business units drawing on the success of our RentNet on-line apartment guide business model. The Move.com Group encompasses all aspects of the home experience including finding a home, buying or renting a home, moving and after close home improvements.

   The Move.com Group's business consists of three primary sources of revenue: rental directory services, e-commerce/advertising and real estate related products including mortgage brokerage. In addition to the Move.com site itself, the Move.com Group assets include RentNet, a company we orginally acquired during January 1996, National Home Connections LLC, a company we acquired in May 1999, and the assets of MetroRent which we acquired in the fourth quarter of 1999.

   On September 15, 1999, we donated Netmarket, Inc., ("NGI") outstanding common stock to a charitable trust (the "Trust") and NGI began operations as an independent company that will pursue the development of the interactive on-line businesses formerly within our direct marketing division. The structure would allow NGI to use its equity to attract, retain and incent employees, permit NGI to pursue strategic alliances and acquisitions and to make operational and strategic decisions without the need to consider the impact of those decisions on us. In addition, the contribution would establish a charitable foundation that would enhance our image in the marketplace. Although no assurances can be given, we believe the donation of NGI to a separate autonomous entity will increase the likelihood that NGI will be successful and increase in value thereby increasing the value of our investment. Our shareholders should benefit from the potential increased value. The beneficiaries of the Trust include The Inner City Games Foundation, the Susan G. Komen Breast Cancer Foundation, Inc. and Community Funds, Inc. The fair market value of NGI common stock on the date of contribution was estimated to be approximately $20 million. NGI will own, operate, develop and expand the on-line membership businesses. We donated NGI's outstanding common stock to the Trust and retained an ownership of a convertible preferred stock of NGI, which is ultimately exchangeable, at our option, until after September 14, 2001, into 78% of NGI's diluted common shares which has a $5 million annual preferred dividend. Accordingly, as a result of the change in ownership, NGI's operating results will no longer be included in our consolidated financial statements. The convertible preferred stock will be accounted for using the cost method of accounting. The preferred stock dividend will be recorded in income if and when it becomes realizable.

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

CONSOLIDATED RESULTS -- 1998 VS. 1997

                                                                  YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
                                                                1998        1997      % CHANGE
                                                            ----------- -----------  ----------
(DOLLARS IN MILLIONS)
Net revenues ..............................................   $5,283.8    $4,240.0        25%
                                                            ----------- -----------  ----------
Expenses
 Operating ................................................    1,869.1     1,322.3        41%
 Marketing and reservation ................................    1,158.5     1,031.8        12%
 General and administrative ...............................      666.3       636.2         5%
                                                            ----------- -----------  ----------
                                                               3,693.9     2,990.3        24%
                                                            ----------- -----------  ----------
Depreciation and amortization expense .....................      322.7       237.7        36%
Other charges
Litigation settlement .....................................      351.0          --        *
Termination of proposed acquisitions ......................      433.5          --        *
Executive terminations ....................................       52.5          --        *
Investigation-related costs ...............................       33.4          --        *
Merger-related costs and other unusual charges (credits)  .      (67.2)      704.1        *
Financing costs ...........................................       35.1          --        *
Interest expense, net .....................................      113.9        50.6       125%
                                                            ----------- -----------  ----------
Pre-tax income from continuing operations before minority
 interest, extraordinary gain and cumulative effect of
 accounting change ........................................      315.0       257.3        22%

Provision for income taxes ................................      104.5       191.0       (45%)
Minority interest, net of tax .............................       50.6          --        *
                                                            ----------- -----------  ----------
Income from continuing operations before extraordinary
 gain and cumulative effect of accounting change  .........      159.9        66.3       141%
Loss from discontinued operations, net of tax .............      (25.0)      (26.8)       *
Gain on sale of discontinued operations, net of tax  ......      404.7          --        *
Extraordinary gain, net of tax ............................         --        26.4        *
Cumulative effect of accounting change, net of tax  .......         --      (283.1)       *
                                                            ----------- -----------  ----------
Net income (loss) .........................................   $  539.6    $ (217.2)       *
                                                            =========== ===========  ==========

------------
*      Not meaningful.

REVENUES

   Revenues increased $1.0 billion (25%) in 1998 over 1997, which reflected growth in substantially all of our reportable operating segments. Significant contributing factors which gave rise to such increases included substantial growth in the volume of mortgage services provided and an increase in the amount of royalty fees received from our franchised brands, principally within the real estate franchise segment. In addition, revenues in 1998 included the operating results of 1998 acquisitions, including National Parking Corporation Limited ("NPC") and Jackson Hewitt Inc. ("Jackson Hewitt"). A detailed discussion of revenues trends from 1997 to 1998 is included in the section entitled "Results of Reportable Operating Segments -- 1998 vs. 1997."

DEPRECIATION AND AMORTIZATION EXPENSE

   Depreciation and amortization expense increased $85.0 million (36%) in 1998 over 1997 as a result of incremental amortization of goodwill and other intangible assets from 1998 acquisitions and increased capital spending primarily to accommodate growth in our businesses.

1998 OTHER CHARGES

   LITIGATION SETTLEMENT. We recorded a non-cash charge of $351.0 million in the fourth quarter of 1998 in connection with an agreement to settle a class action lawsuit that was brought on behalf of the holders of our Income or Growth FELINE PRIDES securities who purchased their securities on or prior to April 15, 1998, the date on which we announced the discovery of accounting irregularities in the former business units of CUC (see "Liquidity and Capital Resources --FELINE PRIDES and Trust Preferred Securities").

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

   EXECUTIVE TERMINATIONS. We incurred $52.5 million of costs in 1998 related to the termination of certain of our former executives, principally Walter A. Forbes, who resigned as our Chairman and as a member of our Board of Directors on July 28, 1998. The severance agreement reached with Mr. Forbes entitled him to the benefits required by his employment contract relating to a termination of Mr. Forbes' employment with us for reasons other than for cause. Aggregate benefits given to Mr. Forbes resulted in a charge of $50.9 million comprised of $38.4 million in cash payments and 1.3 million of immediately vested Company stock options, with a Black-Scholes value of $12.5 million. The main benefit to us from Mr. Forbes' termination was the resolution of the division of the governance issues that existed at that time between the members of the Board of Directors formerly associated with CUC and the members of the Board formerly associated with HFS.

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

                                                            NET                              BALANCE AT
                                                          UNUSUAL        REDUCTIONS         DECEMBER 31,
                                                          CHARGES      1997       1998          1998
                                                         --------- ----------  ---------- --------------
(INMILLIONS)
Fourth Quarter 1997 Charge .............................   $454.9    $(257.5)    $(130.2)      $67.2
Second Quarter 1997 Charge .............................    283.1     (207.0)      (59.7)       16.4
                                                         --------- ----------  ---------- --------------
Total ..................................................    738.0     (464.5)     (189.9)       83.6
Reclassification for discontinued operations  ..........    (33.9)      33.9          --          --
                                                         --------- ----------  ---------- --------------
Total Unusual Charges related to continuing operations     $704.1    $(430.6)    $(189.9)      $83.6
                                                         ========= ==========  ========== ==============

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

   Unusual Charges included $93.0 million of professional fees primarily consisting of investment banking, legal and accounting fees incurred in connection with the aforementioned mergers. We also incurred $170.7 million of personnel-related costs including $73.3 million of retirement and employee benefit plan costs, $23.7 million of restricted stock compensation, $61.4 million of severance resulting from consolidations of European call centers and certain corporate functions and $12.3 million of other personnel-related costs. Unusual Charges included $78.3 million of business termination costs which consisted of a $48.3 million non-cash impairment write-down of hotel franchise agreement assets associated with a quality upgrade program and $30.0 million of costs incurred to terminate a contract which may have restricted us from maximizing opportunities afforded by the Cendant Merger. We also provided for facility-related and other costs of $112.9 million including $70.0 million of irrevocable contributions made to independent technology trusts for the direct benefit of lodging and real estate franchisees, $16.4 million of building lease termination costs and a $22.0 million reduction in intangible assets associated with our wholesale annuity business for which impairment was determined in 1997. During the year ended December 31, 1998, we recorded a net credit of $28.1 million to Unusual Charges with a corresponding reduction to liabilities primarily as a result of a change in the original estimate of costs to be incurred. We made cash payments of $102.6 million and $152.2 million during 1998 and 1997, respectively, related to the Fourth Quarter 1997 Charge. Liabilities of $67.2 million remained at December 31, 1998 which were primarily attributable to future severance costs and executive termination benefits, which we anticipate that such liabilities will be settled upon resolution of the related contingencies.

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

   Unusual Charges included $154.1 million of personnel-related costs associated with employee reductions necessitated by the planned and announced consolidation of our corporate relocation service businesses worldwide as well as the consolidation of our corporate activities. Personnel-related charges also included termination benefits such as severance, medical and other benefits and provided for retirement benefits pursuant to pre-existing contracts resulting from a change in control. Unusual Charges also included professional fees of $30.3 million, primarily comprised of investment banking, accounting and legal fees incurred in connection with the PHH Merger. We incurred business termination charges of $55.6 million, which were comprised of $38.8 million of costs to exit certain activities primarily within our fleet business (including $35.7 million of asset write-offs associated with discontinued activities), a $7.3 million termination fee associated with a joint venture that competed with our PHH Mortgage Services business (now known as Cendant Mortgage Corporation) and $9.6 million of costs to terminate a marketing agreement with a third party in order to replace the function with internal resources. We also incurred facility-related and other charges totaling $43.1 million including costs associated with contract and lease terminations, asset disposals and other expenses related to the consolidation and closure of excess office space. During the year ended December 31, 1998, we recorded a net credit of $39.6 million to Unusual Charges with a corresponding reduction to liabilities primarily as a result of a change in the original estimate of costs to be incurred. We made cash payments of $27.8 million and $150.2 million during 1998 and 1997, respectively, related to the Second Quarter 1997 Charge. Liabilities of $16.4 million remained at December 31, 1998, which were attributable to future severance and lease termination payments. We anticipate that severance will be paid in installments through April 2003 and lease terminations will be paid in installments through August 2002.

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

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET

   In 1997, we recorded a non-cash after-tax charge of $283.1 million to account for the cumulative effect of an accounting change. In August 1998, we changed our accounting policies with respect to revenue and expense recognition for our membership businesses, effective January 1, 1997.

RESULTS OF REPORTABLE OPERATING SEGMENTS -- 1998 VS. 1997

   The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-operating interest, income taxes, depreciation and amortization, adjusted for other charges, which are of a non-recurring or unusual nature and are not included in assessing segment performance or are not segment-specific. Our management believes such discussion is the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies. We have determined that we have eight reportable operating segments based primarily on the types of services we provide, the consumer base to which marketing efforts are directed and the methods we use to sell services. For additional information, including a description of the services provided in each of our reportable operating segments, see Note 26 to the Consolidated Financial Statements.

                                                          YEAR ENDED DECEMBER 31,
                        --------------------------------------------------------------------------------------------
                                                                                                 ADJUSTED EBITDA
                                     REVENUES                       ADJUSTED EBITDA                  MARGIN
                        -------------------------------------------------------------------- ----------------------
                           1998        1997     % CHANGE    1998(1)     1997(2)    % CHANGE     1998        1997
                        ---------- ----------  ---------- ----------  ---------- ----------  ----------- -----------
(DOLLARS IN MILLIONS)
Travel ................  $1,063.3    $  971.6       9%      $  542.5    $ 467.3       16%        51%         48%
Individual Membership       929.1       778.7      19%         (57.8)       5.3         *        (6%)         1%
Insurance/Wholesale  ..     544.0       482.7      13%         137.8      111.0       24%        25%         23%
Real Estate Franchise       455.8       334.6      36%         348.6      226.9       54%        76%         68%
Relocation ............     444.0       401.6      11%         124.5       92.6       34%        28%         23%
Fleet .................     387.4       324.1      20%         173.8      120.5       44%        45%         37%
Mortgage ..............     353.4       179.2      97%         187.6       74.8      151%        53%         42%
Other .................   1,106.8       767.5      44%         132.9(3)   151.3      (12%)       12%         20%
                        ---------- ----------  ---------- ----------  ---------- ----------  ----------- -----------
Total .................  $5,283.8    $4,240.0      25%      $1,589.9   $1,249.7       27%        30%         29%
                        ========== ==========  ========== ==========  ========== ==========  =========== ===========

------------
(1) Excludes the following Other charges or credits: (i) $433.5 million for the costs of terminating the proposed acquisitions of American Bankers and Providian; (ii) $351.0 million of costs associated with an agreement to settle the PRIDES securities class action suit; (iii) $121.0 million comprised of the costs of the investigations into previously discovered accounting irregularities at the former CUC business units, including incremental financing costs and separation payments, principally to our former chairman; and (iv) $67.2 million of net adjustments associated with changes to the original estimate of costs to be incurred as follows: $28.1 million of adjustments reversing liabilities established in connection with the Fourth Quarter 1997 Charge primarily consisting of lease termination and professional fees and $39.1 million of adjustments reversing liabilities established in connection with the Second Quarter 1997 Charge primarily consisting of severance payments and lease terminations. Such adjustments to original estimates were recorded in the periods in which events occurred or information became available requiring accounting recognition.
(2) Excludes Unusual Charges of $704.1 million primarily associated with the Cendant Merger and the PHH Merger.
(3) Includes a $50.0 million non-cash write-off of certain equity investments in interactive membership businesses and impaired goodwill associated with our National Library of Poetry subsidiary.
 *     Not meaningful.

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

FLEET

   On June 30, 1999, we completed the disposition of our Fleet Segment for aggregate consideration of $1.8 billion (see "Liquidity and Capital Resources -- Divestitures --Fleet"). Fleet Segment revenues and Adjusted EBITDA increased $63.3 million (20%) and $53.3 million (44%), respectively, in 1998 over 1997, contributing to an improvement in the Adjusted EBITDA margin from 37% to 45%. We acquired The Harpur Group Ltd. ("Harpur"), a leading fuel card and vehicle management company in the United Kingdom ("UK"), on January 20, 1998. Harpur contributed incremental revenues and Adjusted EBITDA in 1998 of $31.8 million and $20.8 million, respectively. The revenue increase is further attributable to a 12% increase in fleet leasing fees and a 31% increase in service fee revenue. The fleet leasing revenue increase is due to a 5% increase in pricing and a 7% increase in the number of vehicles leased, while the service fee revenue increase is the result of a 40% increase in number of fuel cards and vehicle maintenance cards partially offset by a 7% decline in pricing. The Adjusted EBITDA margin improvement reflects streamlining of costs at newly acquired Harpur and a leveraging of our corporate infrastructure among more businesses.

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

CONSOLIDATED RESULTS -- 1997 VS. 1996

                                                                     YEAR ENDED DECEMBER 31,
                                                               ------------------------------------
                                                                   1997        1996      % CHANGE
                                                               ----------- -----------  ----------
(DOLLARS IN MILLIONS)
Net revenues .................................................   $4,240.0    $3,237.7        31%
                                                               ----------- -----------  ----------
Expenses
 Operating ...................................................    1,322.3     1,183.2        12%
 Marketing and reservation ...................................    1,031.8       910.8        13%
 General and administrative ..................................      636.2       341.0        87%
                                                               ----------- -----------  ----------
                                                                  2,990.3     2,435.0        23%
                                                               ----------- -----------  ----------
Depreciation and amortization expense ........................      237.7       145.5        63%
Merger-related costs and other unusual charges ...............      704.1       109.4        *
Interest expense, net ........................................        0.6        14.3       254%
                                                               ----------- -----------  ----------
Pre-tax income from continuing operations before
 extraordinary gain and cumulative effect of accounting
 change ......................................................      257.3       533.5       (52%)
Provision for income taxes ...................................      191.0       220.2       (13%)
                                                               ----------- -----------  ----------
Income from continuing operations before extraordinary gain
 and cumulative effect of accounting change ..................       66.3       313.3       (79%)
Income (loss) from discontinued operations, net of tax  ......      (26.8)       16.7        *
Extraordinary gain, net of tax ...............................       26.4          --        *
Cumulative effect of accounting change, net of tax  ..........     (283.1)         --        *
                                                               ----------- -----------  ----------
Net income (loss) ............................................   $ (217.2)   $  330.0        *
                                                               =========== ===========  ==========

------------
*      Not meaningful.

REVENUES

   Revenues increased $1.0 billion (31%) in 1997 over 1996, and were supported by growth in substantially all of our reportable operating segments. Revenues in 1997 included a full year of operations from companies acquired during 1996, including Coldwell Banker Corporation ("Coldwell Banker") in May 1996, Avis, Inc. ("Avis") in October 1996 and Resort Condominiums International, Inc. ("RCI") in November 1996 (see "Liquidity and Capital Resources -- 1996 Purchase Acquisitions and Investments"). A detailed discussion of fluctuations in revenues from 1996 to 1997 is included in the section entitled "Results of Reportable Operating Segments -- 1997 vs. 1996."

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

RESULTS OF REPORTABLE OPERATING SEGMENTS -- 1997 VS. 1996

                                                     YEAR ENDED DECEMBER 31,
                        --------------------------------------------------------------------------------
                                                                                              ADJUSTED
                                                                                               EBITDA
                                     REVENUES                      ADJUSTED EBITDA             MARGIN
                        ------------------------------------------------------------------ -------------
                           1997        1996     % CHANGE    1997(1)    1996(2)   % CHANGE   1997    996
                        ---------- ----------  ---------- ----------  -------- ----------  ------ -----
Travel ................  $  971.6    $  429.2      126%     $  467.3   $189.5      147%      48%    44%
Individual Membership       778.7       745.9        4%          5.3     43.2      (88%)      1%     6%
Insurance/Wholesale  ..     482.7       448.0        8%        111.0     99.0       12%      23%    22%
Real Estate Franchise       334.6       236.3       42%        226.9    137.8       65%      68%    58%
Relocation ............     401.6       344.9       16%         92.6     65.5       41%      23%    19%
Fleet .................     324.1       293.5       10%        120.5     99.0       22%      37%    34%
Mortgage ..............     179.2       127.7       40%         74.8     45.7       64%      42%    36%
Other .................     767.5       612.2       25%        151.3    123.0       23%      20%    20%
                        ---------- ----------  ---------- ----------  -------- ----------  ------ -----
Total .................  $4,240.0    $3,237.7       31%     $1,249.7   $802.7       56%      29%    25%
                        ========== ==========  ========== ==========  ======== ==========  ====== =====

------------
(1) Excludes Unusual Charges of $704.1 million primarily associated with the Cendant Merger and the PHH Merger.
(2) Excludes Unusual Charges of $109.4 million incurred in connection with the Ideon merger.

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

LIQUIDITY AND CAPITAL RESOURCES

 STRATEGIC ALLIANCE

   On December 15, 1999, we entered into a strategic alliance with Liberty Media Corporation ("Liberty Media"). Specifically, we have agreed to work with Liberty Media to develop internet and related opportunities associated with our travel, mortgage, real estate and membership businesses. Such efforts may include the creation of joint ventures with Liberty Media and others as well as additional equity investments in each others' businesses.

   We will also assist Liberty Media in creating, and will receive a participation in, a new venture that will seek to provide broadband video, voice and data content to our hotels and their guests on a worldwide basis. We will also pursue opportunities within the cable industry with Liberty Media to leverage our direct marketing resources and capabilities.

   In addition, Liberty Media has agreed to invest $400 million in cash to purchase 18 million shares of our common stock and two-year warrants to purchase approximately 29 million shares of our common stock at an exercise price of $23.00 per share. The transaction is subject to customary conditions, and is expected to close in January of 2000. We also announced that Liberty Media Chairman, Dr. John C. Malone, Ph.D., will join our board of directors.

 DIVESTITURES

   During 1998, we implemented a program to divest non-strategic businesses and assets in order to focus on our core businesses, repay debt and repurchase our common stock (see "Overview"). Pursuant to such program, we have completed or have pending the following dispositions through December, 1999:

   Green Flag. On November 26, 1999, we completed the disposition of our Green Flag business unit for approximately $400 million. Green Flag is a roadside assistance organization based in the UK, which provides a wide range of emergency support and rescue services.

   Entertainment Publications, Inc. On November 30, 1999, we completed the disposition of 85% of our EPub business unit for approximately $281.0 million in cash, inclusive of certain adjustments. We retained approximately 15% of EPub's equity in connection with the transaction. In addition, we will have a designee on the EPub's Board of Directors. We have determined that the size and nature of our retained equity stake in EPub, including the retention of board representation, will require us to account for our ongoing investment in EPub using the equity method of accounting. EPub is a marketer and publisher of coupon books and discount programs which provides customers with unique products and services that are designed to enhance a customer's purchasing power.

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

   The convertible preferred stock of Avis Fleet is convertible into common stock of ARAC at our option upon the satisfaction of certain conditions, including the per share price of ARAC Class A common stock equaling or exceeding $50 per share and the fleet segment attaining certain EBITDA (earnings before interest, taxes, depreciation and amortization) thresholds, as defined. There are additional circumstances upon which the shares of Avis Fleet convertible preferred stock are automatically or mandatorily convertible into ARAC common stock. At June 30, 1999, we beneficially owned approximately 19% of the outstanding Class A common stock of ARAC. If all of the Avis Fleet convertible preferred stock was converted into common stock of ARAC, as of the closing date, we would have owned approximately 34% of ARAC's outstanding common equity (although the voting interest would be limited, in most instances, to 20%). At October 31, 1999, our ownership percentage of outstanding Class A common stock of ARAC was 18%.

   We realized a net gain on disposition of $881.4 million ($865.7 million, after tax) of which $714.8 million ($702.1 million, after tax) was recognized in the second quarter of 1999 and $166.6 million ($163.6 million, after tax) was deferred at June 30, 1999. The realized gain is net of approximately $90.0 million of transaction costs. We deferred the portion of the realized net gain, which was equivalent to our common equity ownership percentage in ARAC at the time of closing. The fleet segment disposition was structured to be treated as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. However, based upon a recent interpretive ruling, the Internal Revenue Service may challenge this treatment. Should the transaction be deemed taxable, the resultant tax liability could be material. Notwithstanding, we believe that based upon our analysis of relevant tax law, our position would prevail.

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

   Discontinued Operations. On August 12, 1998, we announced that our Board of Directors committed to discontinue our classified advertising and consumer software businesses by disposing of Hebdo Mag and Cendant Software Corporation ("CDS"), respectively. On December 15, 1998, we completed the sale of Hebdo Mag to its former 50% owners for $449.7 million. We received $314.8 million in cash and 7.1 million shares of our common stock valued at $134.9 million (approximately $19.00 per share market value) on the date of sale. We recognized a $206.9 million gain on the sale of Hebdo Mag, which included a tax benefit of $52.1 million. On November 20, 1998, we announced the execution of a definitive agreement to sell CDS for approximately $800.0 million in cash. The sale was completed on January 12, 1999. We realized a gain of approximately $371.9 million in connection with the transaction. We recognized $197.8 million of such gain in 1998 substantially in the form of a tax benefit and corresponding deferred tax asset.

 INVESTMENT IN NETMARKET GROUP, INC.

   On September 15, 1999, NGI began operations as an independent company that will pursue the development of interactive businesses formerly within our direct marketing division. NGI will own, operate, develop and expand the on-line membership businesses, including Netmarket.com, Travelers Advantage, Auto Vantage, Privacy Guard and Hagglezone.com, which collectively have 1.3 million on-line members (and are expected to produce approximately $70.0 million of revenues in 1999). Prior to September 15, 1999, our ownership of NGI was restructured into common stock and preferred stock interests. On September 15, 1999, we donated NGI's outstanding common stock to a charitable trust, and NGI issued additional shares of its common stock to certain of its marketing partners. The fair market value of the NGI common stock on the date of donation was approximately $20 million. Accordingly, as a result of the change in ownership of NGI's common stock from us to independent third parties, NGI's operating results will no longer be included in our consolidated financial statements. We retained the opportunity to participate in NGI's value through the ownership of a convertible preferred stock of NGI, which is ultimately exchangeable, at our option, after September 14, 2001, into 78% of NGI's diluted common shares which has a $5 million annual preferred dividend. The convertible preferred stock will be accounted for using the cost method of accounting. The preferred stock dividend will be recorded in income if and when it becomes realizable. Subsequent to our contribution of NGI's common stock to the trust, we provided a development advance of $77.0 million to NGI, which is contingently repayable to us if certain financial targets related to NGI are achieved. The purpose of the development advance was to provide NGI with the funds necessary to develop internet related products and systems, that if successful, would significantly increase the value of NGI. Without these funds, NGI would not have sufficient funds for development activities contemplated in its business plans. Repayment of the advance is therefore solely dependent on the success of these development efforts. We recorded a charge, inclusive of transaction costs, of $85.0 million ($48.0 million, after tax), during the third quarter of 1999, in connection with the donation of NGI shares to the charitable trust and the subsequent development advance.

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

 1998 PURCHASE ACQUISITIONS

   National Parking Corporation. On April 27, 1998, we acquired NPC for $1.6 billion, substantially in cash, which included the repayment of approximately $227.0 million of outstanding NPC debt. NPC was substantially comprised of two operating subsidiaries: National Car Parks and Green Flag. National Car Parks operates car parks in the UK and Green Flag operates a roadside assistance group in the UK and offers a wide-range of emergency support and rescue services. We funded the NPC acquisition with borrowings under our revolving credit facilities.

   Harpur Group. On January 20, 1998, we completed the acquisition of Harpur, a fuel card and vehicle management company in the UK, for $206.1 million in cash plus contingent payments of up to $20.0 million over two years.

   Jackson Hewitt. On January 7, 1998, we completed the acquisition of Jackson Hewitt for approximately $476.3 million in cash. Jackson Hewitt operates a tax preparation service franchise system in the United States. The Jackson Hewitt franchise system specializes in computerized preparation of federal and state individual income tax returns.

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

   Other. We acquired six entities in 1997 for an aggregate purchase price of $289.5 million, comprised of $267.9 million in cash and $21.6 million in our common stock (0.9 million shares).

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

   Other. During 1996, we acquired fifteen other entities for an aggregate purchase price of $281.5 million comprised of $224.0 million in cash, $52.5 million of our common stock (2.5 million shares) and $5.0 million of notes.

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

 CREDIT FACILITIES

   Our primary credit facility, as amended, consists of (i) a $750.0 million, five year revolving credit facility (the "Five Year Revolving Credit Facility") and (ii) a $1.0 billion, 364 day revolving credit facility (the "364 Day Revolving Credit Facility") (collectively the "Revolving Credit Facilities"). The 364-Day

Revolving Credit Facility will mature on October 29, 1999 but may be renewed on an annual basis for an additional 364 days upon receiving lender approval. The Five Year Revolving Credit Facility will mature on October 1, 2001. Borrowings under the Revolving Credit Facilities, at our option, bear interest based on competitive bids of lenders participating in the facilities, at prime rates or at LIBOR, plus a margin of approximately 75 basis points. We are required to pay a per annum facility fee of .175% and
 .15% of the average daily unused commitments under the Five Year Revolving Credit Facility and 364 Day Revolving Credit Facility, respectively. The interest rates and facility fees are subject to change based upon credit ratings on our senior unsecured long-term debt by nationally recognized debt rating agencies. The Revolving Credit Facilities contain certain restrictive covenants including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations and sale and leaseback transactions and requires the maintenance of certain financial ratios, including a 3:1 minimum interest coverage ratio (14:1 as of September 30, 1999) and a maximum debt-to-capitalization ratio of 0.5:1 (0.4:1 as of September 30, 1999). At December 31, 1998, we had no outstanding borrowings under the Revolving Credit Facilities.

 7 1/2% AND 7 3/4% SENIOR NOTES

   We filed a shelf registration statement with the SEC, effective November 1998, which provided for the aggregate issuance of up to $3.0 billion of debt and equity securities. Pursuant to such registration statement, we issued $1.55 billion of Senior Notes (the "Notes") in two traunches, consisting of $400.0 million principal amount of 7 1/2% Senior Notes due December 1, 2000 and $1.15 billion principal amount of 7 3/4% Senior Notes due December 1, 2003. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on June 1, 1999. The Notes may be redeemed, in whole or in part, at any time, at our option at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (i) the face value of the Notes or (ii) the sum of the present values of the remaining scheduled payments discounted at the treasury rate plus a spread as defined in the indenture. The offering was a component of a plan designed to refinance an aggregate of $3.25 billion of borrowings under our former Term Loan Facility, based on provisions contained in the indenture. Net proceeds from the offering were used to repay $1.3 billion of borrowings under the Term Loan Facility and for general corporate purposes, which included the purchase of our common stock.

   On December 10, 1999, the Board of Directors approved the redemption of all outstanding $400 million 7 1/2% Senior Notes on January 21, 2000. The redemption price is the greater of par or the make whole call option plus 50 basis points.

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

   On March 17, 1999, we reached a final agreement to settle a class action lawsuit that was brought on behalf of the holders of PRIDES securities who purchased their securities on or prior to April 15, 1998. Under the terms of the final agreement, only holders who owned PRIDES at the close of business on April 15, 1998 will be eligible to receive a new additional "Right" for each PRIDES security held. For example, if a person owned 100 FELINE PRIDES on April 15, 1998, such person would be entitled to 100 Rights. At any time during the life of the Rights (expires February 2001), holders may (i) sell them or (ii) exercise them by delivering to us three Rights together with two PRIDES in exchange for two new PRIDES (the "New PRIDES"). For example, if a holder of Rights exchanges three Rights together with two current Income PRIDES, they will receive two new Income PRIDES. If a holder of Rights exchanges three Rights together with two Growth PRIDES, they will receive two New Growth PRIDES. The terms of the New PRIDES will be the same as the original PRIDES except that the conversion rate will be revised so that, at the time the Rights are distributed, each New PRIDES will have a value equal to $17.57 more than each original PRIDES, or, in the aggregate, approximately $351.0 million. The settlement resulted in a net increase to shareholders' equity of $121.8 million. The final agreement also requires us to offer to sell four million additional PRIDES (having identical terms to currently outstanding PRIDES) ("Additional PRIDES") to holders of Rights for cash, at a value which will be based on the valuation model that was utilized to set the conversion rate of the New PRIDES. The offering of Additional PRIDES will be made only pursuant to a prospectus filed with the SEC. We currently expect to use the proceeds of such an offering for general corporate purposes. The arrangement to offer Additional PRIDES is designed to enhance the trading value of the Rights by removing up to six million Rights from circulation via exchanges associated with the offering and to enhance the open market liquidity of New PRIDES by creating four million New PRIDES via exchanges associated with the offering. If holders of Rights do not acquire all such PRIDES, they will be offered to the public. Under the settlement agreement, we also agreed to file a shelf registration statement for an additional 15 million special PRIDES, which could be issued by us at any time for cash. However, during the last 30 days prior to the expiration of the Rights in February 2001, we will be required to make these additional PRIDES available to holders of Rights at a price in cash equal to 105% of their theoretical value. The special PRIDES, if issued, would have the same terms as the currently outstanding PRIDES and could be used to exercise Rights. Based on an average market price of $17.53 per share of our common stock (calculated based on the average closing price per share of our common stock for a consecutive five-day period ended September 30, 1999), the effect of the issuance of the New PRIDES will be to distribute approximately 19 million more shares of our common stock when the mandatory purchase of our common stock associated with the PRIDES occurs in February 2001. This represents approximately 2% more shares of our common stock than are currently outstanding.

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

FINANCING RELATED TO MANAGEMENT AND MORTGAGE PROGRAMS

   Our PHH subsidiary operates our mortgage, fleet and relocation services businesses as a separate public reporting entity and supports purchases of leased vehicles, originated mortgages and advances under relocation contracts primarily by issuing commercial paper and medium term notes and maintaining securitized obligations. Such financing is not classified based on contractual maturities, but rather is included in liabilities under management and mortgage programs rather than long-term debt since such debt corresponds directly with high quality related assets. Upon the disposition of our fleet segment on June 30, 1999, we received cash proceeds equivalent to the outstanding debt applicable to our fleet segment (see "Liquidity and Capital Resources -- Divestitures -- Fleet Segment"). PHH continues to pursue opportunities to reduce its borrowing requirements by securitizing increasing amounts of its high quality assets. Additionally, we entered into a three year agreement effective May 1998 and expanded in December 1998 under which an unaffiliated Buyer (the "Buyer") committed to purchase, at our option, mortgage loans originated by us on a daily basis, up to the Buyer's asset limit of $2.4 billion. Under the terms of this sale agreement, we retain the servicing rights on the mortgage loans sold to the Buyer and provide the Buyer with options to sell or securitize the mortgage loans into the secondary market. At December 31, 1998, we were servicing approximately $2.0 billion of mortgage loans owned by the Buyer.

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

 (IN BILLIONS)            1998    1997
                         ------ ------
Commercial paper........  $2.5    $2.6
Medium-term notes.......   2.3     2.7
Securitized
 obligations............   1.9      --
Other...................   0.2     0.3
                         ------ ------
                          $6.9    $5.6
                         ====== ======

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

COMMON STOCK LITIGATION

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

   The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised us that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the investigations, we made all adjustments considered necessary by us, which are reflected in our restated financial statements. Although we can provide no assurances that additional adjustments will not be necessary as a result of these government investigations, we do not expect that additional adjustments will be necessary.

   On December 7, 1999, we announced that we reached a preliminary agreement to settle the principal securities class action pending against us in the U.S. District Court in Newark, New Jersey relating to the common stock class action lawsuits. Under the agreement, we would pay the class members $2.83 billion in cash. The settlement remains subject to execution of a definitive settlement agreement and approval by the U.S. District Court. If the preliminary settlement is not approved by the U.S. District Court, we can make no assurances that the final outcome or settlement of such proceedings will not be for an amount greater than that set forth in the preliminary agreement. Please see our Form 8-K, dated December 7, 1999, for a description of the preliminary agreement to settle the common stock class action litigation.

   Our plan to finance the settlement reflects the existence of a range of financing alternatives which we have considered to be potentially available to us. At a minimum, these alternatives entail using various combinations of
(i) available cash, (ii) debt securities and/or (iii) equity securities. The choice among alternatives will depend on numerous factors, including the timing of the actual settlement payment, the relative costs of various securities, our cash balance, our projected post-settlement cash flows and market conditions.

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

REPRICING OF STOCK OPTIONS

   On September 23, 1998, the Compensation Committee of our Board of Directors approved a program to effectively reprice certain Company stock options granted to our middle management during December 1997 and the first quarter of 1998. Such existing options, with exercise prices ranging from $31.38 to $37.50, were effectively repriced on October 14, 1998 at $9.8125 per share (the "New Price"), which was the fair market value (as defined in the option plans) on the date of such repricing. On September 23, 1998, the Compensation Committee also modified the terms of certain options held by certain of our executive officers and senior managers subject to certain conditions including a revocation of 12.6 million existing options. Additionally, a management equity ownership program was adopted that requires these executive officers and senior managers to acquire our common stock at various levels commensurate with their respective compensation levels. The option modifications were accomplished by canceling existing options with exercise prices ranging from $16.78 to $34.31 and issuing a lesser amount of new options at the New Price and, with respect to certain options of executive officers and senior managers, at prices above the New Price, specifically $12.27 and $20.00. Additionally, certain new options replacing options that were fully vested, provide for vesting ratably over four years beginning January 1, 1999.

COMMON SHARE REPURCHASES

   Our Board of Directors authorized a common share repurchase program pursuant to which the aggregate authorized amount that can be repurchased under the program has been incrementally increased to $2.8 billion. We have executed this program through open-market purchases or privately negotiated transactions. As of January 7, 2000, we repurchased approximately $2.0 billion (105.2 million shares) of our common stock under the program. Subject to bank credit facility covenants, certain rating agency constraints and authorization from our Board of Directors, we anticipate expanding the program, although we can give no assurance with respect to the timing, likelihood or amount of future repurchases under the program.

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

   We used $4.4 billion of cash flows for investing activities in 1998, principally consisting of a $1.5 billion net investment in assets under management and mortgage programs and $2.9 billion of acquisitions and acquisition related payments, which included the acquisitions of NPC and Jackson Hewitt. In 1997, we used $2.3 billion for investing activities including a $1.5 billion net investment in assets under management and mortgage programs and $568.2 million of acquisitions and acquisition related payments. In 1998, cash flows from financing activities of approximately $4.7 billion included $1.55 billion of proceeds from public offerings of senior debt, $3.25 billion of term loan borrowings and $1.4 billion of proceeds from the issuance of FELINE PRIDES and Trust Preferred Securities. Gross cash flows from financing activities were partially offset by $2.0 billion of term loan repayments, $257.7 million of our common stock purchases, and principal repayments of $150.0 million and $144.5 million pertaining to the outstanding 5 7/8 Senior Notes and the 4 3/4% Notes, respectively. Additionally, in 1998 management and mortgage program financing consisted of $1.1 billion of net borrowings which funded our investments in assets under management and mortgage programs. In 1997, cash flows from financing activities of $900.1 million primarily consisted of net borrowings totaling $435.9 million including net proceeds of $543.2 million from the issuance of the 3% Convertible Subordinated Notes in February 1997 and $509.9 million of net borrowings which funded purchases of assets under management and mortgage programs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company uses various financial instruments, particularly interest rate and currency swaps, forward delivery commitments, futures and options contracts and currency forwards, to manage and reduce the interest rate risk related specifically to its committed mortgage pipeline, mortgage loan inventory, mortgage servicing rights, mortgage-backed securities, and debt. Such financial instruments are also used to manage and reduce the foreign currency exchange rate risk related to its foreign currency denominated translational and transactional exposures. The Company is exclusively an end user of these instruments, which are commonly referred to as derivatives. The Company does not engage in trading, market-making, or other speculative activities in the derivatives markets. The Company's derivative financial instruments are designated as hedges of underlying exposures, as those instruments demonstrate high correlation in relation to the asset or transaction being hedged. More detailed information about these financial instruments is provided in Notes 15 and 16 to the Consolidated Financial Statements.

Interest and currency rate risks are the principal market exposures of the Company.

o Interest rate movements in one country as well as relative interest rate movements between countries can materially impact the Company's profitability. The Company's primary interest rate exposure is to interest rate fluctuations in the United States, specifically long-term U.S. Treasury and mortgage interest rates due to their impact on mortgagor prepayments, mortgage loans held for sale, and anticipated mortgage production arising from commitments issued and LIBOR and commercial paper interest rates due to their impact on variable rate borrowings. The Company anticipates that such interest rates will remain a primary market exposure of the Company for the foreseeable future.

o The Company's primary foreign currency rate exposure is to exchange rate fluctuations of the British pound sterling. The Company anticipates that such foreign currency exchange rate will remain a primary market exposure of the Company for the foreseeable future.

   The Company assesses its market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and currency rates.

   The Company uses a discounted cash flow model in determining the fair market value of investment in leases and leased vehicles, relocation receivables, equity advances on homes, mortgages, commitments to fund mortgages, mortgage servicing rights and mortgage-backed securities. The primary assumptions used in these models are prepayment speeds and discount rates. In determining the fair market value of mortgage servicing rights and mortgage-backed securities, the models also utilize credit losses and mortgage servicing revenues and expenses as primary assumptions. In addition, for commitments to fund mortgages, the borrowers propensity to close their mortgage loan under the commitment is used as a primary assumption. For mortgages and commitments to fund mortgages forward delivery contracts and options, the Company uses an option-adjusted spread ("OAS") model in determining the impact of interest rate shifts. The Company also utilizes the OAS model to determine the impact of interest rate shifts on mortgage servicing rights and mortgage-backed securities. The primary assumption in an OAS model is the implied market volatility of interest rates and prepayment speeds and the same primary assumptions used in determining fair market value.

   The Company uses a duration-based model in determining the impact of interest rate shifts on its debt portfolio and interest rate derivatives portfolios. The primary assumption used in these models is that a 10% increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

   The Company uses a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated derivatives and monetary assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all currency exposures of the Company at December 31, 1998.

   The Company's total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. While probably the most meaningful analysis permitted, these "shock tests" are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

   The Company used December 31, 1998 market rates on its instruments to perform the sensitivity analyses separately for each of the Company's market risk exposures -interest and currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

   The Company has determined that the impact of a 10% change in interest and foreign currency exchange rates and prices on its earnings, fair values and cash flows would not be material.

   While these results may be used as benchmarks, they should not be viewed as forecasts.

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

                                            CENDANT CORPORATION

                                            By: /s/ James E. Buckman
                                            ---------------------------------
                                            James E. Buckman
                                            Vice Chairman and General Counsel
                                            Date: February 4, 2000

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                                    TITLE                             DATE
---------------------------------    ---------------------------------------------  --------------------
      /s/ Henry R. Silverman         Chairman of the Board, President, Chief        February 4, 2000
----------------------------------   Executive Officer and Director
       (Henry R. Silverman)

       /s/ James E. Buckman          Vice Chairman, General Counsel and Director    February 4, 2000
----------------------------------
        (James E. Buckman)

       /s/ Stephen P. Holmes         Vice Chairman and Director                     February 4, 2000
----------------------------------
        (Stephen P. Holmes)

       /s/ Michael P. Monaco         Vice Chairman and Director                     February 4, 2000
----------------------------------
        (Michael P. Monaco)

       /s/ David M. Johnson          Senior Executive Vice President and Chief      February 4, 2000
----------------------------------   Financial Officer (Principal Financial
        (David M. Johnson)           Officer)

         /s/ Jon F. Danski           Executive Vice President and Chief             February 4, 2000
----------------------------------   Accounting Officer (Principal
          (Jon F. Danski)            Accounting Officer)

       /s/ Robert D. Kunisch         Director                                       February 4, 2000
----------------------------------
        (Robert D. Kunisch)

       /s/ John D. Snodgrass         Director                                       February 4, 2000
----------------------------------
        (John D. Snodgrass)

      /s/ Leonard S. Coleman         Director                                       February 4, 2000
----------------------------------
       (Leonard S. Coleman)

                                     Director                                       February 4, 2000
----------------------------------
        (Martin L. Edelman)

             SIGNATURE                                              TITLE                             DATE
-------------------------------------------    ---------------------------------------------  --------------------
          /s/ Carole G. Hankin                 Director                                       February 4, 2000
-------------------------------------------
         (Dr. Carole G. Hankin)

/s/ The Rt. Hon. Brian Mulroney, P.C., LL.D    Director                                       February 4, 2000
-------------------------------------------
 (The Rt. Hon. Brian Mulroney, P.C., LL.D)


          /s/ Robert W. Pittman                Director                                       February 4, 2000
-------------------------------------------
           (Robert W. Pittman)

          /s/ Leonard Schutzman                Director                                       February 4, 2000
-------------------------------------------
           (Leonard Schutzman)


-------------------------------------------    Director                                       February 4, 2000
            (Robert F. Smith)

        /s/ Robert E. Nederlander              Director                                       February 4, 2000
-------------------------------------------
         (Robert E. Nederlander)


EXHIBITS:

  EXHIBIT NO.                                     DESCRIPTION
---------------  -----------------------------------------------------------------------------
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

      4.6        Indenture, dated as of February 24, 1998, between the Company and The Bank of
                 Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated March 6,
                 1998)*

      4.7        First Supplemental Indenture dated February 24, 1998, between the Company and
                 The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated
                 by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K,
                 dated March 6, 1998)*

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

      4.11       Purchase Agreement (including as Exhibit A the form of the Warrant for the
                 Purchase of Shares of Common Stock), dated December 15, 1999, between Cendant
                 Corporation and Liberty Media Corporation.

  EXHIBIT NO.                                     DESCRIPTION
---------------  -----------------------------------------------------------------------------

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

  EXHIBIT NO.                                     DESCRIPTION
---------------  -----------------------------------------------------------------------------

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

  EXHIBIT NO.                                     DESCRIPTION
---------------  -----------------------------------------------------------------------------

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

    10.22(a)     $1,250,000 364-Day Revolving Credit and Competitive Advance Facility
                 Agreement, dated October 2, 1996, as amended and restated through October 30,
                 1998, among the Company, the several banks and other financial institutions from time to time parties thereto, and The Chase Manhattan Bank, as
                 Administrative Agent and as Lead Manager (Incorporated by reference to
                 Exhibit 10.1 to the Company's Form 8-K dated November 5, 1998). *

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

  EXHIBIT NO.                                     DESCRIPTION
---------------  -----------------------------------------------------------------------------

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

      10.39      Internet Cooperation Agreement (including as Exhibit A the Third
                 Party/Industry Advertising Restrictions), dated October 1, 1999, between
                 CompleteHome Operations, Inc. and Century 21 Real Estate Corporation.

  EXHIBIT NO.                                     DESCRIPTION
---------------  -----------------------------------------------------------------------------

      10.40      Internet Cooperation Agreement (including as Exhibit A the Third
                 Party/Industry Advertising Restrictions), dated October 1, 1999, between
                 CompleteHome Operations, Inc. and Coldwell Banker Real Estate Corporation.

      10.41      Internet Cooperation Agreement (including as Exhibit A the Third
                 Party/Industry Advertising Restrictions), dated October 1, 1999, between
                 CompleteHome Operations, Inc. and ERA Franchise Systems, Inc.

      10.42      Internet Cooperation Agreement dated September 30, 1999 between
                 CompleteHome.com, Inc. and Getko Group, Inc.

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

      16.2       Letter re: change in certifying accountant of a significant subsidiary
                 (Incorporated by reference to the Company's Form 8-K dated May 18, 1998)*

      21         Subsidiaries of Registrant **

      23.1       Consent of Deloitte & Touche LLP related to the financial statements of
                 Cendant Corporation

      23.2       Consent of KPMG LLP relating to the financial statements of PHH Corporation

      27         Financial data schedule

      99.1       RCI Compound Annual Growth Rate

------------
*       Incorporated by reference
** Previously included in the Annual Report on Form 10-K/A of Cendant Corporation for the year ended December 31, 1998, filed with the Securities and Exchange Commission October 12, 1999.

                        INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                      --------

Independent Auditors' Reports........................................................    F-2

Consolidated Statements of Operations for the years ended December 31, 1998, 1997
 and 1996............................................................................    F-4

Consolidated Balance Sheets as of December 31, 1998 and 1997.........................    F-5

Consolidated Statements of Shareholders' Equity for the years ended December 31,
 1998, 1997 and 1996.................................................................    F-7

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997
 and 1996............................................................................   F-10

Notes to Consolidated Financial Statements...........................................   F-12

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

   As discussed in Notes 18 and 27 to the consolidated financial statements, the Company reached a preliminary agreement to settle the principal securities class action related to the discovery of accounting irregularities in certain former CUC International Inc. business units. Additionally, as discussed in Note 2, effective January 1, 1997 the Company changed its method of recognizing revenue and membership solicitation costs for its individual membership business.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
January 7, 2000

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

/s/ KPMG LLP
Baltimore, Maryland
April 30, 1997

                     CENDANT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                          YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------
                                                                        1998        1997       1996
                                                                     ---------- ----------  ----------
REVENUES
 Membership and service fees, net...................................  $5,080.7    $4,083.4   $3,147.0
 Fleet leasing (net of depreciation and interest costs of $1,279.4,
  $1,205.2 and $1,132.4)............................................      88.7        59.5       56.7
 Other..............................................................     114.4        97.1       34.0
                                                                     ---------- ----------  ----------
Net revenues........................................................   5,283.8     4,240.0    3,237.7
                                                                     ---------- ----------  ----------
EXPENSES
 Operating..........................................................   1,869.1     1,322.3    1,183.2
 Marketing and reservation..........................................   1,158.5     1,031.8      910.8
 General and administrative.........................................     666.3       636.2      341.0
 Depreciation and amortization......................................     322.7       237.7      145.5
 Other charges
  Litigation settlement.............................................     351.0          --         --
  Termination of proposed acquisitions..............................     433.5          --         --
  Executive terminations............................................      52.5          --         --
  Investigation-related costs.......................................      33.4          --         --
  Merger-related costs and other unusual charges (credits) .........     (67.2)      704.1      109.4
  Financing costs...................................................      35.1          --         --
 Interest, net......................................................     113.9        50.6       14.3
                                                                     ---------- ----------  ----------
Total expenses......................................................   4,968.8     3,982.7    2,704.2
                                                                     ---------- ----------  ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY
 INTEREST, EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE ............................................................     315.0       257.3      533.5
Provision for income taxes..........................................     104.5       191.0      220.2
Minority interest, net of tax.......................................      50.6          --         --
                                                                     ---------- ----------  ----------
INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE ............................     159.9        66.3      313.3
Income (loss) from discontinued operations, net of tax  ............     (25.0)      (26.8)      16.7
Gain on sale of discontinued operations, net of tax ................     404.7          --         --
                                                                     ---------- ----------  ----------
INCOME BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE..................................................     539.6        39.5      330.0
Extraordinary gain, net of tax .....................................        --        26.4         --
                                                                     ---------- ----------  ----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE................     539.6        65.9      330.0
Cumulative effect of accounting change, net of tax .................        --      (283.1)        --
                                                                     ---------- ----------  ----------
NET INCOME (LOSS) ..................................................  $  539.6    $ (217.2)  $  330.0
                                                                     ========== ==========  ==========
INCOME (LOSS) PER SHARE
 BASIC
  Income from continuing operations before extraordinary gain and
   cumulative effect of accounting change...........................  $   0.19    $   0.08   $   0.41
  Income (loss) from discontinued operations........................     (0.03)      (0.03)      0.03
  Gain on sale of discontinued operations...........................      0.48          --         --
  Extraordinary gain................................................        --        0.03         --
  Cumulative effect of accounting change............................        --       (0.35)        --
                                                                     ---------- ----------  ----------
  NET INCOME (LOSS).................................................  $   0.64    $  (0.27)  $   0.44
                                                                     ========== ==========  ==========
 DILUTED
  Income from continuing operations before extraordinary gain and
   cumulative effect of accounting change...........................  $   0.18    $   0.08   $   0.39
  Income (loss) from discontinued operations........................     (0.03)      (0.03)      0.02
  Gain on sale of discontinued operations...........................      0.46          --         --
  Extraordinary gain................................................        --        0.03         --
  Cumulative effect of accounting change............................        --       (0.35)        --
                                                                     ---------- ----------  ----------
  NET INCOME (LOSS).................................................  $   0.61    $  (0.27)  $   0.41
                                                                     ========== ==========  ==========

           See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (IN MILLIONS)

                                                                       DECEMBER 31,
                                                                  -----------------------
                                                                      1998        1997
                                                                  ----------- ----------
ASSETS
Current assets
 Cash and cash equivalents.......................................  $ 1,008.7   $    67.0
 Receivables (net of allowance for doubtful accounts of $123.3
  and $61.5).....................................................    1,536.4     1,170.7
 Deferred membership commission costs............................      253.0       169.5
 Deferred income taxes...........................................      466.6       311.9
 Other current assets............................................      908.6       641.2
 Net assets of discontinued operations...........................      373.6       273.3
                                                                  ----------- ----------
Total current assets.............................................    4,546.9     2,633.6
                                                                  ----------- ----------
 Property and equipment, net.....................................    1,432.8       544.7
 Franchise agreements, net.......................................    1,363.2     1,079.6
 Goodwill, net...................................................    3,923.1     2,148.2
 Other intangibles, net..........................................      757.1       624.3
 Other assets....................................................      681.5       599.3
                                                                  ----------- ----------
Total assets exclusive of assets under programs..................   12,704.6     7,629.7
                                                                  ----------- ----------
Assets under management and mortgage programs
 Net investment in leases and leased vehicles....................    3,801.1     3,659.1
 Relocation receivables..........................................      659.1       775.3
 Mortgage loans held for sale....................................    2,416.0     1,636.3
 Mortgage servicing rights.......................................      635.7       373.0
                                                                  ----------- ----------
                                                                     7,511.9     6,443.7
                                                                  ----------- ----------
TOTAL ASSETS.....................................................  $20,216.5   $14,073.4
                                                                  =========== ==========

         See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE DATA)

                                                                              DECEMBER 31,
                                                                         -----------------------
                                                                             1998        1997
                                                                         ----------- ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable and other current liabilities.........................  $ 1,517.5   $ 1,492.4
 Deferred income........................................................    1,354.2     1,042.0
                                                                         ----------- ----------
Total current liabilities...............................................    2,871.7     2,534.4
                                                                         ----------- ----------
 Deferred income........................................................      233.9       292.1
 Long-term debt.........................................................    3,362.9     1,246.0
 Deferred income taxes..................................................       77.2        70.9
 Other non-current liabilities..........................................      125.3       110.3
                                                                         ----------- ----------
Total liabilities exclusive of liabilities under programs ..............    6,671.0     4,253.7
                                                                         ----------- ----------
Liabilities under management and mortgage programs
 Debt...................................................................    6,896.8     5,602.6
                                                                         ----------- ----------
 Deferred income taxes..................................................      341.0       295.7
                                                                         ----------- ----------
Mandatorily redeemable preferred securities issued by subsidiary
 holding solely senior debentures issued by the Company.................    1,472.1          --
Commitments and contingencies (Note 18)
Shareholders' equity
 Preferred stock, $.01 par value -authorized 10 million shares; none
  issued and outstanding................................................         --          --
 Common stock, $.01 par value -authorized 2 billion shares; issued
  860,551,783 and 838,333,800 shares....................................        8.6         8.4
 Additional paid-in capital.............................................    3,863.4     3,085.0
 Retained earnings......................................................    1,480.2       940.6
 Accumulated other comprehensive loss...................................      (49.4)      (38.2)
 Treasury stock, at cost, 27,270,708 and 6,545,362 shares ..............     (467.2)      (74.4)
                                                                         ----------- ----------
Total shareholders' equity..............................................    4,835.6     3,921.4
                                                                         ----------- ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................  $20,216.5   $14,073.4
                                                                         =========== ==========

         See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (IN MILLIONS)


                                                                                  ACCUMULATED
                                       COMMON STOCK     ADDITIONAL                   OTHER                       TOTAL
                                    ------------------    PAID-IN     RETAINED   COMPREHENSIVE    TREASURY   SHAREHOLDERS'
                                     SHARES    AMOUNT     CAPITAL     EARNINGS   INCOME (LOSS)     STOCK         EQUITY
                                    -------- --------  ------------  ----------  ---------------  ----------  ---------------
BALANCE AT JANUARY 1, 1996.........   725.2     $7.3     $1,041.9     $  905.1       $(25.1)       $(31.0)      $1,898.2
COMPREHENSIVE INCOME:
 Net income........................      --       --           --        330.0           --            --
 Currency translation adjustment ..      --       --           --           --         12.2            --
 Net unrealized gain on marketable
  securities.......................      --       --           --           --          6.5            --
TOTAL COMPREHENSIVE INCOME.........      --       --           --           --           --            --          348.7
Issuance of common stock...........    63.3       .6      1,627.9           --           --            --        1,628.5
Exercise of stock options by
 payment of cash and common stock .    14.0       .1         74.6           --           --         (25.5)          49.2
Restricted stock issuance..........     1.4       --           --           --           --            --             --
Amortization of restricted stock ..      --       --          2.3           --           --            --            2.3
Tax benefit from exercise of stock
 options...........................      --       --         78.9           --           --            --           78.9
Cash dividends declared and other
 equity distributions..............      --       --           --        (41.3)          --            --          (41.3)
Adjustment to reflect change in
 fiscal years of pooled entities ..      --       --          (.6)        (7.1)          --            --           (7.7)
Conversion of convertible notes ...     3.8       .1         18.0           --           --            --           18.1
Purchase of common stock...........      --       --           --           --           --         (19.2)         (19.2)
                                    -------- --------  ------------ ----------  --------------- ----------  ---------------
BALANCE AT DECEMBER 31, 1996 ......   807.7     $8.1     $2,843.0     $1,186.7       $ (6.4)       $(75.7)      $3,955.7

         See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                                (IN MILLIONS)


                                                                                  ACCUMULATED
                                       COMMON STOCK     ADDITIONAL                   OTHER                       TOTAL
                                    ------------------    PAID-IN     RETAINED   COMPREHENSIVE    TREASURY   SHAREHOLDERS'
                                     SHARES    AMOUNT     CAPITAL     EARNINGS   INCOME (LOSS)     STOCK         EQUITY
                                    -------- --------  ------------  ----------  ---------------  ----------  ---------------
BALANCE AT JANUARY 1, 1997 ........   807.7     $8.1     $2,843.0     $1,186.7       $ (6.4)      $ (75.7)      $3,955.7
COMPREHENSIVE LOSS:
 Net loss .........................      --       --           --       (217.2)          --            --
 Currency translation adjustment  .      --       --           --           --        (27.6)           --
 Net unrealized loss on marketable
  securities ......................      --       --           --           --         (4.2)           --
TOTAL COMPREHENSIVE LOSS ..........      --       --           --           --           --            --         (249.0)
Issuance of common stock ..........     6.2       --         46.3           --           --            --           46.3
Exercise of stock options by
 payment of cash and common stock      11.4       .1        132.8           --           --         (17.8)         115.1
Restricted stock issuance .........      .2       --           --           --           --            --             --
Amortization of restricted stock ..      --       --         28.5           --           --            --           28.5
Tax benefit from exercise of stock
 options ..........................      --       --         93.5           --           --            --           93.5
Cash dividends declared ...........      --       --           --         (6.6)          --            --           (6.6)
Adjustment to reflect change in
 fiscal year from Cendant Merger  .      --       --           --        (22.3)          --            --          (22.3)
Conversion of convertible notes ...    20.2       .2        150.9           --           --            --          151.1
Purchase of common stock ..........      --       --           --           --           --        (171.3)        (171.3)
Retirement of treasury stock  .....    (7.4)      --       (190.4)          --           --         190.4             --
Other .............................               --        (19.6)          --           --            --          (19.6)
                                    -------- --------  ------------ ----------  --------------- ----------  ---------------
BALANCE AT DECEMBER 31, 1997  .....   838.3     $8.4     $3,085.0     $  940.6       $(38.2)      $ (74.4)      $3,921.4

See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                                (IN MILLIONS)


                                                                                  ACCUMULATED
                                       COMMON STOCK     ADDITIONAL                   OTHER                       TOTAL
                                    ------------------    PAID-IN     RETAINED   COMPREHENSIVE    TREASURY   SHAREHOLDERS'
                                     SHARES    AMOUNT     CAPITAL     EARNINGS   INCOME (LOSS)     STOCK         EQUITY
                                    -------- --------  ------------  ----------  ---------------  ----------  ---------------
BALANCE AT JANUARY 1, 1998 ........   838.3     $8.4     $3,085.0     $  940.6       $(38.2)      $ (74.4)      $3,921.4
COMPREHENSIVE INCOME:
 Net income .......................      --       --           --        539.6           --            --
 Currency translation adjustment  .      --       --           --           --        (11.2)           --
TOTAL COMPREHENSIVE INCOME ........      --       --           --           --           --            --          528.4
Exercise of stock options by
 payment of cash and common stock      16.4       .1        168.4           --           --           (.2)         168.3
Amortization of restricted stock ..      --       --           .7           --           --            --             .7
Tax benefit from exercise of stock
 options ..........................      --       --        147.3           --           --            --          147.3
Conversion of convertible notes ...     5.9       .1        113.7           --           --            --          113.8
Purchase of common stock ..........      --       --           --           --           --        (257.7)        (257.7)
Mandatorily redeemable preferred
 securities issued by subsidiary  .      --       --        (65.7)          --           --            --          (65.7)
Common stock received
 asconsideration in sale of
 discontinued operations...........      --       --           --           --           --        (134.9)        (134.9)
Rights issuable ...................      --       --        350.0           --           --            --          350.0
Other .............................      --       --         64.0           --           --            --           64.0
                                    -------- --------  ------------ ----------  --------------- ----------  ---------------
BALANCE AT DECEMBER 31, 1998  .....   860.6     $8.6     $3,863.4     $1,480.2       $(49.4)      $(467.2)      $4,835.6
                                    ======== ========  ============ ==========  =============== ==========  ===============

See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN MILLIONS)

                                                                         YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------
                                                                     1998          1997         1996
                                                                 ------------ ------------  -----------
OPERATING ACTIVITIES ...........................................
Net income (loss) ..............................................  $    539.6    $   (217.2)  $   330.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
(Income) loss from discontinued operations, net of tax .........        25.0          26.8       (16.7)
Gain on sale of discontinued operations, net of tax  ...........      (404.7)           --          --
Non cash charges:
 Litigation settlement .........................................       351.0            --          --
 Extraordinary gain on sale of subsidiary, net of tax  .........          --         (26.4)         --
 Cumulative effect of accounting change, net of tax  ...........          --         283.1          --
 Asset impairments and termination benefits ....................        62.5            --          --
 Merger-related costs and other unusual charges (credits)  .....       (67.2)        704.1       109.4
Payments of merger-related costs and other unusual charge
 liabilities ...................................................      (158.2)       (317.7)      (61.3)
Depreciation and amortization ..................................       322.7         237.7       145.5
Membership acquisition costs ...................................          --            --      (512.1)
Amortization of membership costs ...............................          --            --       492.3
Proceeds from sales of trading securities ......................       136.1            --          --
Purchases of trading securities ................................      (181.6)           --          --
Deferred income taxes ..........................................      (110.8)        (23.8)       68.8
Net change in assets and liabilities from continuing
 operations:
 Receivables ...................................................      (126.0)        (95.6)     (122.1)
 Deferred membership commission costs ..........................       (86.8)           --          --
 Income taxes receivable .......................................       (97.9)        (84.0)      (18.3)
 Accounts payable and other current liabilities ................        95.9         (87.0)       14.3
 Deferred income ...............................................        82.3         134.0        43.9
 Other, net ....................................................       (54.1)        (54.9)       71.2
                                                                 ------------ ------------  -----------
NET CASH PROVIDED BY CONTINUING OPERATIONS EXCLUSIVE OF
 MANAGEMENT AND MORTGAGE PROGRAMS ..............................       327.8         479.1       544.9
                                                                 ------------ ------------  -----------
Management and mortgage programs:
 Depreciation and amortization .................................     1,259.9       1,121.9     1,021.8
 Origination of mortgage loans .................................   (26,571.6)    (12,216.5)   (8,292.6)
 Proceeds on sale and payments from mortgage loans held for
  sale .........................................................    25,791.9      11,828.5     8,219.3
                                                                 ------------ ------------  -----------
                                                                       480.2         733.9       948.5
                                                                 ------------ ------------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING
 OPERATIONS ....................................................       808.0       1,213.0     1,493.4
                                                                 ------------ ------------  -----------
INVESTING ACTIVITIES
Property and equipment additions ...............................      (355.2)       (154.5)     (101.2)
Proceeds from sales of marketable securities ...................          --         506.1        72.4
Purchases of marketable securities .............................          --        (458.1)     (125.6)
Investments ....................................................       (24.4)       (272.5)      (12.7)
Net assets acquired (net of cash acquired) and
 acquisition-related payments ..................................    (2,852.0)       (568.2)   (1,608.6)
Net proceeds from sale of subsidiary ...........................       314.8         224.0          --
Other, net .....................................................       106.5        (108.7)      (56.2)
                                                                 ------------ ------------  -----------
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS
 EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS .................    (2,810.3)       (831.9)   (1,831.9)
                                                                 ------------ ------------  -----------

See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                (IN MILLIONS)

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                           1998          1997         1996
                                                       ------------ ------------  ------------
Management and mortgage programs:
 Investment in leases and leased vehicles ............   $(2,446.6)   $(2,068.8)    $(1,901.2)
 Payments received on investment in leases and leased
  vehicles ...........................................       987.0        589.0         595.9
 Proceeds from sales and transfers of leases and
  leased vehicles to third parties ...................       182.7        186.4         162.8
 Equity advances on homes under management  ..........    (6,484.1)    (6,844.5)     (4,308.0)
 Repayment on advances on homes under management  ....     6,624.9      6,862.6       4,348.9
 Additions to mortgage servicing rights ..............      (524.4)      (270.4)       (164.4)
 Proceeds from sales of mortgage servicing rights  ...       119.0         49.0           7.1
                                                       ------------ ------------  ------------
                                                          (1,541.5)    (1,496.7)     (1,258.9)
                                                       ------------ ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING
 OPERATIONS ..........................................    (4,351.8)    (2,328.6)     (3,090.8)
                                                       ------------ ------------  ------------
FINANCING ACTIVITIES
Proceeds from borrowings .............................     4,808.3         66.7         459.1
Principal payments on borrowings .....................    (2,595.9)      (174.0)         (3.5)
Issuance of convertible debt .........................          --        543.2            --
Issuance of common stock .............................       171.0        132.2       1,223.8
Purchases of common stock ............................      (257.7)      (171.3)        (19.2)
Proceeds from mandatorily redeemable preferred
 securities issued by subsidiary, net ................     1,446.7           --            --
Other, net ...........................................          --         (6.6)       (121.3)
                                                       ------------ ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES OF
 CONTINUING OPERATIONS EXCLUSIVE OF MANAGEMENT AND
 MORTGAGE PROGRAMS ...................................     3,572.4        390.2       1,538.9
                                                       ------------ ------------  ------------
Management and mortgage programs:
 Proceeds from debt issuance or borrowings  ..........     4,300.0      2,816.3       1,656.0
 Principal payments on borrowings ....................    (3,089.7)    (1,692.9)     (1,645.9)
 Net change in short-term borrowings .................       (93.1)      (613.5)        231.8
                                                       ------------ ------------  ------------
                                                           1,117.2        509.9         241.9
                                                       ------------ ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES OF
 CONTINUING OPERATIONS ...............................     4,689.6        900.1       1,780.8
                                                       ------------ ------------  ------------
Effect of changes in exchange rates on cash and cash
 equivalents .........................................       (16.4)        15.4         (46.2)
Cash provided by (used in) discontinued operations  ..      (187.7)      (181.0)         85.8
                                                       ------------ ------------  ------------
Net increase (decrease) in cash and cash equivalents         941.7       (381.1)        223.0
Cash and cash equivalents, beginning of period  ......        67.0        448.1         225.1
                                                       ------------ ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............   $ 1,008.7    $    67.0     $   448.1
                                                       ============ ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest payments ...................................   $   623.6    $   374.9     $   291.7
                                                       ============ ============  ============
 Income tax payments, net ............................   $   (23.0)   $   264.5     $    89.4
                                                       ============ ============  ============

See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND

   Cendant Corporation, together with its subsidiaries (the "Company"), is one of the foremost providers of real estate related, travel related and membership-based consumer and business services in the world. The Company was created through the merger (the "Cendant Merger") of HFS Incorporated ("HFS") and CUC International Inc. ("CUC") in December 1997, which was accounted for as a pooling of interests. Prior to the Cendant Merger, both HFS and CUC had grown significantly through mergers and acquisitions accounted for under both the pooling of interests method (the most significant being the merger of HFS with PHH Corporation ("PHH") in April 1997 (the "PHH Merger")) and purchase method of accounting (See Note 4). The accompanying consolidated financial statements and notes hereto are presented as if all mergers and acquisitions accounted for as poolings of interests have operated as one entity since inception. The amended consolidated financial statements presented herein are the Company's historical financial statements for the periods presented.

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

 FRANCHISE AGREEMENTS

   Franchise agreements for hotel, real estate brokerage, car rental and tax return preparation services are recorded at their acquired fair values and are amortized on a straight-line basis over the estimated periods to be benefited, ranging from 12 to 40 years. At December 31, 1998 and 1997, accumulated amortization amounted to $169.1 million and $126.4 million, respectively.

 GOODWILL

   Goodwill, which represents the excess of cost over fair value of net assets acquired, is amortized on a straight-line basis over the estimated useful lives, substantially ranging from 25 to 40 years. At December 31, 1998 and 1997, accumulated amortization amounted to $248.3 million and $177.2 million, respectively.

 ASSET IMPAIRMENTS

   The Company periodically evaluates the recoverability of its investments, intangible assets and long-lived assets, comparing the respective carrying values to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business. The recoverability of goodwill and franchise agreements is evaluated on a separate basis for each acquisition and franchise brand, respectively. Any enterprise goodwill and franchise agreements are also evaluated using the undiscounted cash flow method.

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

   Timeshare. Timeshare revenue principally consists of exchange fees and subscription revenue. Exchange fees are recognized as revenue when the exchange request has been confirmed to the subscribing members. Subscription revenue represents the fees from subscribing members. There is no separate fee charged for the participation in the RCI exchange network. Subscription revenue, net of related procurement costs, is deferred upon receipt and recognized as revenue over the subscription period during which delivery of publications and other services are provided to the subscribing members. Subscriptions are cancelable and refundable on a prorata basis.

   Subscription procurement costs are expensed as incurred. Such costs were $31.3 million, $26.7 million and $1.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

   Individual Membership. Membership revenue is generally recognized upon the expiration of the membership period. Memberships are generally cancelable for a full refund of the membership fee during the entire membership period, generally one year.

   In August 1998, the Company changed its accounting policy with respect to revenue and expense recognition for its membership businesses, effective January 1, 1997. Prior to such adoption, the Company recorded deferred membership income, net of estimated cancellations, at the time members were billed (upon expiration of the free trial period), which was recognized as revenue ratably over the membership term and modified periodically based on actual cancellation experience. In addition, membership acquisition and renewal costs, which related primarily to membership solicitations were capitalized as direct response advertising costs due to the Company's ability to demonstrate that the direct response advertising resulted in future economic benefits. Such costs were amortized on a straight-line basis as revenues were recognized (over the average membership period).

    The Company concluded that when membership fees are fully refundable during the entire membership period, membership revenue should be recognized at the end of the membership period upon the expiration of the refund offer. The Company further concluded that non-refundable solicitation costs should be expensed as incurred since such costs are not recoverable if membership fees are refunded. The Company adopted such accounting policies effective January 1, 1997 and accordingly, recorded a non-cash after-tax charge on such date of $283.1 million to account for the cumulative effect of the accounting change.

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

 NEW ACCOUNTING STANDARDS

   In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 draws upon the existing accounting rules and explains those rules, by analogy, to other transactions that the existing rules do not specifically address. SAB No. 101 requires that revenue generally is realized or realizable when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company has not yet determined what impact the adoption of SAB No. 101 will have on its consolidated financial statements. The Company will adopt SAB No. 101 as required for its first quarterly filing of fiscal 2000.

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

                                                          YEAR ENDED DECEMBER 31,
                                                        ---------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                   1998     1997     1996
                                                        -------- -------  --------
Income from continuing operations before extraordinary
 gain and cumulative effect of accounting change ......  $159.9   $ 66.3   $313.3
Convertible debt interest--net of tax..................      --       --      5.8
                                                        -------- -------  --------
Income from continuing operations before extraordinary
 gain and cumulative effect of accounting change, as
 adjusted..............................................  $159.9   $ 66.3   $319.1
                                                        ======== =======  ========
Weighted average shares
 Basic.................................................   848.4    811.2    757.4
 Potential dilution of common stock:
  Stock options........................................    32.0     40.5     40.1
  Convertible debt.....................................      --       --     24.1
                                                        -------- -------  --------
 Diluted...............................................   880.4    851.7    821.6
                                                        ======== =======  ========
EPS--continuing operations before extraordinary gain
 and cumulative effect of accounting change
 Basic.................................................  $ 0.19   $ 0.08   $ 0.41
                                                        ======== =======  ========
 Diluted...............................................  $ 0.18   $ 0.08   $ 0.39
                                                        ======== =======  ========

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

                                                         1998
                                       -----------------------------------------
                                                             JACKSON
(IN MILLIONS)                              NPC      HARPUR    HEWITT     OTHER
                                       ---------- --------  --------- ---------
Cash paid.............................  $1,637.7    $206.1    $476.3    $563.9
Fair value of identifiable net assets
 acquired (1).........................     590.2      51.3      99.2     218.4
                                       ---------- --------  --------- ---------
Goodwill..............................  $1,047.5    $154.8    $377.1    $345.5
                                       ========== ========  ========= =========
Goodwill benefit period (years) ......        40        40        40   25 to 40
                                       ========== ========  ========= =========

                                                                     1996
                                                  -----------------------------------------
                                                                       COLDWELL
(IN MILLIONS)                             1997       RCI      AVIS      BANKER      OTHER
                                       ---------- --------  -------- ----------  ----------
Cash paid.............................   $267.9     $412.1   $367.2     $745.0      $224.0
Common stock issued...................     21.6       75.0    338.4         --        52.5
Notes issued..........................       --         --    100.9         --         5.0
                                       ---------- --------  -------- ----------  ----------
Total consideration...................    289.5      487.1    806.5      745.0       281.5
Fair value of identifiable net assets
 acquired (1).........................    116.9        9.4    472.5      393.2        42.8
                                       ---------- --------  -------- ----------  ----------
Goodwill..............................   $172.6     $477.7   $334.0     $351.8      $238.7
                                       ========== ========  ======== ==========  ==========
Goodwill benefit period (years)  .....  25 to 40        40       40         40    25 to 40
                                       ========== ========  ======== ==========  ==========
Number of shares issued as
 consideration........................    0.9          2.4     11.1         --         2.5
                                       ========== ========  ======== ==========  ==========

------------

(1) Cash acquired in connection with acquisitions during 1998, 1997 and 1996 was $57.6 million, $2.6 million, and $135.0 million, respectively.

 1998 ACQUISITIONS

   National Parking Corporation. On April 27, 1998, the Company completed the acquisition of National Parking Corporation Limited ("NPC") for $1.6 billion, substantially in cash, which included the repayment of approximately $227.0 million of outstanding NPC debt. NPC was substantially comprised of two operating subsidiaries: National Car Parks and Green Flag. National Car Parks operates car parks in the United Kingdom ("UK") and Green Flag operates a roadside assistance group in the UK and offers a wide-range of emergency support and rescue services.

   Harpur Group. On January 20, 1998, the Company completed the acquisition of The Harpur Group Ltd. ("Harpur"), a fuel card and vehicle management company in the UK, for approximately $206.1 million in cash plus contingent payments of up to $20.0 million over two years.

   Jackson Hewitt. On January 7, 1998, the Company completed the acquisition of Jackson Hewitt Inc. ("Jackson Hewitt"), for approximately $476.3 million in cash. Jackson Hewitt operates a tax preparation service franchise system in the United States. The Jackson Hewitt franchise system specializes in computerized preparation of federal and state individual income tax returns.

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

                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                            1998         1997
                                                                ---------- ------------
Net revenues...................................................  $5,485.3     $4,837.4
Income from continuing operations before extraordinary gain
 and cumulative effect of accounting change....................     157.3         57.7
Net income (loss)(1)...........................................     537.0       (225.8)(2)
Per share information:
Basic
 Income from continuing operations before extraordinary gain
  and cumulative effect of accounting change...................  $   0.19     $   0.07
 Net income (loss)(1)..........................................  $   0.63     $  (0.28)
 Weighted average shares.......................................     848.4        811.2
Diluted
 Income from continuing operations before extraordinary gain
  and cumulative effect of accounting change...................  $   0.18     $   0.07
 Net income (loss)(1)..........................................  $   0.61     $  (0.28)
 Weighted average shares.......................................     880.4        851.7

------------

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

   On December 15, 1998, the Company completed the sale of Hebdo Mag to its former 50% owners for $449.7 million. The Company received $314.8 million in cash and 7.1 million shares of Company common stock valued at $134.9 million (approximately $19.00 per share market value) on the date of sale. The Company recognized a gain on the sale of Hebdo Mag of $206.9 million, including a tax benefit of $52.1 million, which is included in the gain on sale of discontinued operations in the consolidated statements of operations.

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

   Summarized financial data of discontinued operations are as follows:

STATEMENT OF OPERATIONS DATA:

                                                                         SOFTWARE
                                                               -----------------------------
(IN MILLIONS)                                                     YEAR ENDED DECEMBER 31,
                                                               -----------------------------
                                                                 1998      1997      1996
                                                               -------- ---------  --------
Net revenues..................................................  $345.8    $433.7    $384.5
                                                               -------- ---------  --------
Income (loss) before income taxes.............................   (57.3)     (5.9)     42.0
Provision for (benefit from) income taxes.....................   (22.9)      2.4      27.3
                                                               -------- ---------  --------
Net income (loss).............................................  $(34.4)   $ (8.3)   $ 14.7
                                                               ======== =========  ========

                                                                  CLASSIFIED ADVERTISING
                                                               -----------------------------
                                                                  YEAR ENDED DECEMBER 31,
                                                               -----------------------------
                                                                 1998      1997      1996
                                                               -------- ---------  --------
Net revenues..................................................  $202.4    $208.5    $126.4
                                                               -------- ---------  --------
Income (loss) before income taxes and extraordinary loss .....    16.9      (4.5)      3.7
Provision for (benefit from) income taxes.....................     7.5      (1.2)      1.7
Extraordinary loss from early extinguishment of debt, net of
 a $4.9 million tax benefit...................................      --     (15.2)       --
                                                               -------- ---------  --------
Net income (loss).............................................  $  9.4    $(18.5)   $  2.0
                                                               ======== =========  ========


   The Company allocated $19.9 million and $5.0 million of interest expense to discontinued operations for the years ended December 31, 1998 and 1997, respectively. Such interest expense represents the cost of funds associated with businesses acquired by the discontinued business segments at an interest rate consistent with the Company's consolidated effective borrowing rate.

 BALANCE SHEET DATA:

                                             SOFTWARE       CLASSIFIED ADVERTISING
                                       -------------------- ----------------------
                                           DECEMBER 31,          DECEMBER 31,
(IN MILLIONS)                             1998      1997             1997
                                       --------- ---------  ----------------------
Current assets........................  $ 284.9    $ 209.1          $  58.6
Goodwill..............................    105.7       42.2            181.5
Other assets..........................     88.2       49.2             33.2
Total liabilities.....................   (105.2)    (127.0)          (173.5)
                                       --------- ---------  ----------------------
Net assets of discontinued
 operations...........................  $ 373.6    $ 173.5          $  99.8
                                       ========= =========  ======================

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

   On June 15, 1999, the United States District Court for the District of New Jersey entered an order and judgment approving the settlement described above and awarding fees to counsel to the class. One objector, who objected to a portion of the settlement notice concerning fees to be sought by counsel to the class has filed an appeal to the U.S. Court of Appeals for the Third Circuit from the District Court order approving the settlement and awarding fees to counsel to the class. Although under the settlement the Rights are required to be distributed following the conclusion of court proceedings, including appeals, the Company believes that the appeal is without merit. As a result, the Company presently intends to distribute the Rights in the first quarter of 2000, after the effectiveness of the registration statement filed with the SEC covering the New PRIDES.

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

 EXECUTIVE TERMINATIONS

   The Company incurred $52.5 million of costs on July 28, 1998 related to the termination of certain former executives of the Company, principally Walter A. Forbes, who resigned as Chairman of the Company and as a member of the Board of Directors. The severance agreement reached with Mr. Forbes entitled him to the benefits required by his employment contract relating to a termination of Mr. Forbes' employment with the Company for reasons other than for cause. Aggregate benefits given to Mr. Forbes resulted in a charge of $50.9 million comprised of $38.4 million in cash payments and 1.3 million Company stock options, with a Black-Scholes value of $12.5 million. Such options were immediately vested and expire on July 28, 2008. The main benefit to the Company from Mr. Forbes' termination was the resolution of the division of the governance issues that existed at the time between the members of the Board of Directors formerly associated with CUC and the members of the Board formerly associated with HFS.

 INVESTIGATION-RELATED COSTS

   The Company incurred $33.4 million of professional fees, public relations costs and other miscellaneous expenses in connection with accounting irregularities and resulting investigations into such matters.

 FINANCING COSTS

   In connection with the Company's discovery and announcement of accounting irregularities on April 15, 1998 and the corresponding lack of audited financial statements, the Company was temporarily prohibited from accessing public debt markets. As a result, the Company paid $27.9 million in fees associated with waivers and various financing arrangements. Additionally, during 1998, the Company exercised its option to redeem its 4 3/4% Convertible Senior Notes (the "4 3/4% Notes") (see Note 13 -- Long-Term Debt -- 4 3/4% Convertible Senior Notes). At such time, the Company anticipated that all holders of the 4 3/4% Notes would elect to convert the 4 3/4% Notes to Company common stock. However, at the time of redemption, holders of the 4 3/4% Notes elected not to convert the 4 3/4% Notes to Company common stock and as a result, the Company redeemed such notes at a premium. Accordingly, the Company recorded a $7.2 million loss on early extinguishment of debt.

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

                                                                              1998 ACTIVITY
                             NET 1997                  BALANCE AT   ---------------------------------   BALANCE AT
                              UNUSUAL       1997      DECEMBER 31,      CASH      NON                  DECEMBER 31,
(IN MILLIONS)                 CHARGES    REDUCTIONS       1997        PAYMENTS   CASH    ADJUSTMENTS       1998
                            ---------- ------------  -------------- ----------  ------  -------------  --------------
Professional fees..........   $123.3      $ (72.6)       $ 50.7       $ (38.2)   $ --      $(10.9)         $ 1.6
Personnel related..........    324.8       (156.3)        168.5         (75.3)     --       (23.0)          70.2
Business terminations .....    133.9       (130.0)          3.9          (1.2)    6.1        (7.1)           1.7
Facility related and
 other.....................    156.0       (105.6)         50.4         (15.7)    2.1       (26.7)          10.1
                            ---------- ------------  -------------- ----------  ------ -------------  --------------
Total Unusual Charges .....   $738.0      $(464.5)       $273.5       $(130.4)   $8.2      $(67.7)         $83.6
Reclassification for
 discontinued operations ..    (33.9)        33.9            --            --      --          --             --
                            ---------- ------------  -------------- ----------  ------ -------------  --------------
Total Unusual Charges
 related to continuing
 operations................   $704.1      $(430.6)       $273.5       $(130.4)   $8.2      $(67.7)         $83.6
                            ========== ============  ============== ==========  ====== =============  ==============

                                                                              1998 ACTIVITY
                             NET 1997                  BALANCE AT   ---------------------------------   BALANCE AT
                              UNUSUAL       1997      DECEMBER 31,      CASH      NON                  DECEMBER 31,
(IN MILLIONS)                 CHARGES    REDUCTIONS       1997        PAYMENTS   CASH    ADJUSTMENTS       1998
                            ---------- ------------  -------------- ----------  ------  -------------  --------------
Fourth Quarter 1997
 Charge....................   $454.9      $(257.5)       $197.4       $(102.6)   $0.5      $(28.1)         $67.2
Second Quarter 1997
 Charge....................    283.1       (207.0)         76.1         (27.8)    7.7       (39.6)          16.4
                            ---------- ------------  -------------- ----------  ------ -------------  --------------
Total Unusual Charges .....   $738.0      $(464.5)       $273.5       $(130.4)   $8.2      $(67.7)         $83.6
Reclassification for
 discontinued operations ..    (33.9)        33.9            --            --      --          --             --
                            ---------- ------------  -------------- ----------  ------ -------------  --------------
Total Unusual Charges
 related to continuing
 operations................   $704.1      $(430.6)       $273.5       $(130.4)   $8.2      $(67.7)         $83.6
                            ========== ============  ============== ==========  ====== =============  ==============

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

   Unusual Charges included $93.0 million of professional fees primarily consisting of investment banking, legal and accounting fees incurred in connection with the mergers. The Company also incurred $170.7 million of personnel-related costs including $73.3 million of retirement and employee benefit plan costs, $23.7 million of restricted stock compensation, $61.4 million of severance resulting from consolidations of European call centers and certain corporate functions and $12.3 million of other personnel-related costs. The Company provided for 474 employees to be terminated, the majority of which have been severed as of December 31, 1998. Unusual Charges included $78.3 million of business termination costs which consisted of a $48.3 million impairment write down of hotel franchise agreement assets associated with a quality upgrade program and $30.0 million of costs incurred to terminate a contract which may have restricted the Company from maximizing opportunities afforded by the Cendant Merger. Facility-related and other unusual charges of $112.9 million included $70.0 million of irrevocable contributions to independent technology trusts for the direct benefit of lodging and real estate franchisees, $16.4 million of building lease termination costs and a $22.0 million reduction in intangible assets associated with the Company's wholesale annuity business for which impairment was determined in 1997. During the year ended December 31, 1998, the Company recorded a net adjustment of $28.1 million to Unusual Charges with a corresponding reduction to liabilities primarily as a result of a change in the original estimate of costs to be incurred. Such adjustments to original estimates were recorded in the periods in which events occurred or information became available requiring accounting recognition. Liabilities of $67.2 million remained at December 31, 1998, which were primarily attributable to future severance costs and executive termination benefits, which the Company anticipates that such liabilities will be settled upon resolution of the related contingencies.

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

   The Company had substantially completed the aforementioned restructuring activities at December 31, 1998. During the year ended December 31, 1998, the Company recorded a net adjustment of $39.6 million to Unusual Charges with a corresponding reduction to liabilities primarily as a result of a change in the original estimate of costs to be incurred. Such adjustments to original estimates were recorded in the periods in which events occurred or information became available requiring accounting recognition. Liabilities of $16.4 million remained at December 31, 1998, which were attributable to future severance and lease termination payments. The Company anticipates that severance will be paid in installments through April 2003 and the lease terminations will be paid in installments through August 2002.

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

                                      1996                   BALANCE AT                  BALANCE AT
                                    UNUSUAL       1997      DECEMBER 31,      1998      DECEMBER 31,
(IN MILLIONS)                       CHARGES    REDUCTIONS       1997       REDUCTIONS       1998
                                   --------- ------------  -------------- -----------  --------------
Professional fees.................   $ 27.5      $(27.5)        $  --        $   --         $  --
Personnel related.................      7.5        (7.5)           --            --            --
Facility related..................     12.4       (10.4)          2.0          (2.0)           --
Litigation related................     80.4       (14.4)         66.0         (25.0)         41.0
Other.............................      6.5        (6.2)           .3          (0.3)           --
                                   --------- ------------  -------------- -----------  --------------
Total Unusual Charges.............    134.3       (66.0)         68.3         (27.3)         41.0
Reclassification for discontinued
 operations.......................    (24.9)       24.9            --            --            --
                                   --------- ------------  -------------- -----------  --------------
Total Unusual Charges related to
 continuing operations............   $109.4      $(41.1)        $68.3        $(27.3)        $41.0
                                   ========= ============  ============== ===========  ==============

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

7. PROPERTY AND EQUIPMENT -- NET

   Property and equipment -net consisted of:

                                                    ESTIMATED
(IN MILLIONS)                                     USEFUL LIVES        DECEMBER 31,
                                                  ------------   ----------------------
                                                    IN YEARS       1998          1997
                                                 --------------  ---------   ----------
Land............................................       --         $  153.4     $  8.4
Building and leasehold improvements.............      5-50           751.9      224.4
Furniture, fixtures and equipment...............      3-10         1,018.1      632.1
                                                                ----------    -------
                                                                   1,923.4      864.9
Less accumulated depreciation and amortization                       490.6      320.2
                                                                ----------    -------
                                                                  $1,432.8     $544.7
                                                                ==========    =======

8. OTHER INTANGIBLES -- NET

   Other intangibles -net consisted of:

                                  ESTIMATED       DECEMBER 31,
                               BENEFIT PERIODS ------------------
(IN MILLIONS)                      IN YEARS       1998     1997
-----------------------------  ---------------  --------  --------
Avis trademark                         40        $402.0   $402.0
Other trademarks..............         40         170.9     72.5
Customer lists................       3-10         162.7    116.8
Other.........................       2-16         138.6    123.6
                                               --------  --------
                                                  874.2    714.9
Less accumulated
 amortization.................                    117.1     90.6
                                               --------  --------
                                                 $757.1   $624.3
                                               ========  ========

   Other intangibles are recorded at their estimated fair values at the dates acquired and are amortized on a straight-line basis over the periods to be benefited.

9. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

   Accounts payable and other current liabilities consisted of:

                                        DECEMBER 31,
                                    ---------------------
(IN MILLIONS)                          1998       1997
                                    ---------- ---------
Accounts payable...................  $  456.0   $  479.5
Merger and acquisition
 obligations.......................     152.7      359.0
Accrued payroll and related........     208.0      187.3
Advances from relocation clients ..      60.3       57.2
Other..............................     640.5      409.4
                                    ---------- ---------
                                     $1,517.5   $1,492.4
                                    ========== =========

10. NET INVESTMENT IN LEASES AND LEASED VEHICLES

   Net investment in leases and leased vehicles consisted of:

                                                 DECEMBER 31,
                                            ----------------------
(IN MILLIONS)                                  1998        1997
                                            ---------- ----------
Vehicles under open-end operating leases ..  $2,725.6    $2,640.1
Vehicles under closed-end operating
 leases....................................     822.1       577.2
Direct financing leases....................     252.4       440.8
Accrued interest on leases.................       1.0         1.0
                                            ---------- ----------
                                             $3,801.1    $3,659.1
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

   Gross leasing revenues, which are included in fleet leasing in the consolidated statements of operations, consist of:

                                                  YEAR ENDED DECEMBER 31,
                                             ----------------------------------
(IN MILLIONS)                                   1998        1997       1996
                                             ---------- ----------  ----------
Operating leases............................  $1,330.3    $1,222.9   $1,145.8
Direct financing leases, primarily
 interest...................................      37.8        41.8       43.3
                                             ---------- ----------  ----------
                                              $1,368.1    $1,264.7   $1,189.1
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

12. MORTGAGE SERVICING RIGHTS

   Capitalized mortgage servicing rights ("MSRs") activity was as follows:

 (IN MILLIONS)                                             MSRS     ALLOWANCE    TOTAL
                                                         -------- -----------  --------
BALANCE, JANUARY 1, 1996................................  $192.8      $(1.4)    $191.4
Less: PHH activity for January 1996 to reflect change
 in PHH fiscal year.....................................   (14.0)        .2      (13.8)
Additions to MSRs.......................................   164.4         --      164.4
Amortization............................................   (51.8)        --      (51.8)
Write-down/provision....................................      --         .6         .6
Sales...................................................    (1.9)        --       (1.9)
                                                         -------- -----------  --------
BALANCE, DECEMBER 31, 1996..............................   289.5        (.6)     288.9
Additions to MSRs.......................................   251.8         --      251.8
Amortization............................................   (95.6)        --      (95.6)
Write-down/provision....................................      --       (4.1)      (4.1)
Sales...................................................   (33.1)        --      (33.1)
Deferred hedge, net.....................................    18.6         --       18.6
Reclassification of mortgage-related securities ........   (53.5)        --      (53.5)
                                                         -------- -----------  --------
BALANCE, DECEMBER 31, 1997..............................   377.7       (4.7)     373.0
Additions to MSRs.......................................   475.2         --      475.2
Additions to hedge......................................    49.2         --       49.2
Amortization............................................   (82.5)        --      (82.5)
Write-down/provision....................................      --        4.7        4.7
Sales...................................................   (99.1)        --      (99.1)
Deferred hedge, net.....................................   (84.8)        --      (84.8)
                                                         -------- -----------  --------
BALANCE, DECEMBER 31, 1998..............................  $635.7      $  --     $635.7
                                                         ======== ===========  ========

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

13. LONG-TERM DEBT

   Long-term debt consisted of:

                                       DECEMBER 31,
                                   ---------------------
(IN MILLIONS)                         1998       1997
                                   ---------- ---------
Term Loan Facility................  $1,250.0   $     --
Revolving Credit Facilities ......        --      276.0
7 1/2% Senior Notes...............     399.7         --
7 3/4% Senior Notes...............   1,148.0         --
3% Convertible Subordinated
 Notes............................     545.4      543.2
5 7/8% Senior Notes...............        --      149.9
4 3/4% Convertible Senior Notes ..        --      240.0
Other.............................      24.9       39.2
                                   ---------- ---------
                                     3,368.0    1,248.3
Less current portion..............       5.1        2.3
                                   ---------- ---------
                                    $3,362.9   $1,246.0
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

 CREDIT FACILITIES

   The Company's primary credit facility, as amended, consists of (i) a $750.0 million, five year revolving credit facility (the "Five Year Revolving Credit Facility") and (ii) a $1.0 billion, 364 day revolving credit facility (the "364 Day Revolving Credit Facility") (collectively the "Revolving Credit Facilities"). The 364-Day Revolving Credit Facility will mature on October 29, 1999 but may be renewed on an annual basis for an additional 364 days upon receiving lender approval. The Five Year Revolving Credit Facility will mature on October 1, 2001. Borrowings under the Revolving Credit Facilities, at the option of the Company, bear interest based on competitive bids of lenders participating in the facilities, at prime rates or at LIBOR, plus a margin of approximately 75 basis points. The Company is required to pay a per annum facility fee of .175% and .15% of the average daily unused commitments under the Five Year

 Revolving Credit Facility and 364 Day Revolving Credit Facility, respectively. The interest rates and facility fees are subject to change based upon credit ratings on the Company's senior unsecured long-term debt by nationally recognized debt rating agencies. Letters of credit of $45.0 million were outstanding under the Five-Year Revolving Credit Facility at December 31, 1998. The Revolving Credit Facilities contain certain restrictive covenants including restrictions on indebtedness of material subsidiaries, mergers, liquidations and sale and leaseback transactions and requires the maintenance of certain financial ratios, including a 3:1 minimum interest coverage ratio (14:1 as of September 30, 1999) and a 0.5:1 maximum debt-to-capitalization ratio (0.4:1 as of September 30, 1999).

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

  DEBT MATURITIES

   Aggregate maturities of debt for each of the next five years commencing in 1999 are as follows:

 (IN MILLIONS)
YEAR             AMOUNT
-------------  ---------
1999..........  $    5.1
2000..........     403.3
2001..........   1,250.3
2002..........     545.4
2003..........   1,148.0
Thereafter....      15.9
               ---------
                $3,368.0
               =========

14. LIABILITIES UNDER MANAGEMENT AND MORTGAGE PROGRAMS

   Borrowings to fund assets under management and mortgage programs consisted of:

                              DECEMBER 31,
                         ----------------------
(IN MILLIONS)               1998        1997
                         ---------- ----------
Commercial paper........  $2,484.4    $2,577.5
Medium-term notes.......   2,337.9     2,747.8
Securitized
 obligations............   1,901.5          --
Other...................     173.0       277.3
                         ---------- ----------
                          $6,896.8    $5,602.6
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

 (IN MILLIONS)
               ASSETS UNDER MANAGEMENT  LIABILITIES UNDER MANAGEMENT
YEARS           AND MORTGAGE PROGRAMS    AND MORTGAGE PROGRAMS (1)
-------------  ----------------------- ----------------------------
1999..........         $4,882.0                   $4,451.7
2000..........          1,355.9                    1,342.2
2001..........            668.6                      659.0
2002..........            289.0                      263.1
2003..........            168.3                      142.0
2004-2008.....            148.1                       38.8
               ----------------------- ----------------------------
                       $7,511.9                   $6,896.8
               ======================= ============================

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

           1998
                            NOTIONAL   WEIGHTED AVERAGE WEIGHTED AVERAGE      SWAP
(DOLLARS IN MILLIONS)        AMOUNT      RECEIVE RATE       PAY RATE       MATURITIES
                           ---------- ----------------  ---------------- ------------
Commercial paper..........  $  355.2         4.92%            5.84%        1999-2006
Medium-term notes.........     931.0         5.27%            5.04%        1999-2000
Canada commercial paper ..      89.8         5.52%            5.27%        1999-2002
Sterling liabilities .....     662.3         6.26%            6.62%        1999-2002
Deutsche mark
 liabilities..............      31.9         3.24%            4.28%        1999-2001
                           ----------
                            $2,070.2
                           ==========

           1997
                            NOTIONAL   WEIGHTED AVERAGE WEIGHTED AVERAGE      SWAP
(DOLLARS IN MILLIONS)        AMOUNT      RECEIVE RATE       PAY RATE       MATURITIES
                           ---------- ----------------  ---------------- ------------
Commercial paper..........  $  355.7         5.68%            6.26%        1999-2004
Medium-term notes.........   1,551.0         5.93%            5.73%        1999-2000
Canada commercial paper ..     142.8         4.93%            4.95%        1999-2002
Sterling liabilities .....     491.5         7.21%            7.69%        1999-2002
Deutsche mark
 liabilities..............       9.1         3.76%            5.34%        1999-2001
                           ----------
                            $2,550.1
                           ==========

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

   The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                                           1998                                1997
                                           ------------------------------------------------------------------------
                                            NOTIONAL/               ESTIMATED    NOTIONAL/               ESTIMATED
                                             CONTRACT    CARRYING      FAIR      CONTRACT    CARRYING      FAIR
(IN MILLIONS)                                 AMOUNT      AMOUNT      VALUE       AMOUNT      AMOUNT       VALUE
                                           ----------- ----------  ----------- -----------  ---------- -----------
ASSETS
 Marketable securities ...................   $     --    $  220.8    $  220.8    $     --    $   65.2    $   65.2
 Investment in mortgage securities  ......         --        46.2        46.2          --        48.0        48.0
                                           ----------- ----------  ----------- -----------  ---------- -----------
ASSETS UNDER MANAGEMENT AND MORTGAGE
 PROGRAMS
 Relocation receivables ..................         --       659.1       659.1          --       775.3       775.3
 Mortgage loans held for sale.............         --     2,416.0     2,462.7          --     1,636.3     1,668.1
 Mortgage servicing rights................         --       635.7       787.7          --       373.0       394.6
                                           ----------- ----------  ----------- -----------  ---------- -----------
LONG-TERM DEBT ...........................         --     3,362.9     3,351.1          --     1,246.0     1,468.3
                                           ----------- ----------  ----------- -----------  ---------- -----------
OFF BALANCE SHEET DERIVATIVES RELATING TO
 LONG-TERM DEBT
 Foreign exchange forwards ...............        1.1          --          --         5.5          --          --
OTHER OFF BALANCE SHEET DERIVATIVES
 Foreign exchange forwards ...............       47.6          --          --       102.7          --          --
                                           ----------- ----------  ----------- -----------  ---------- -----------
LIABILITIES UNDER MANAGEMENT AND MORTGAGE
 PROGRAMS
 Debt.....................................         --     6,896.8     6,895.0          --     5,602.6     5,604.2
                                           ----------- ----------  ----------- -----------  ---------- -----------
MANDATORILY REDEEMABLE PREFERRED
 SECURITIES ISSUED BY SUBSIDIARY..........         --     1,472.1     1,333.2          --          --          --
                                           ----------- ----------  ----------- -----------  ---------- -----------
OFF BALANCE SHEET DERIVATIVES RELATING TO
 LIABILITIES UNDER MANAGEMENT AND
 MORTGAGE PROGRAMS
 Interest rate swaps......................    2,070.2          --          --     2,550.1          --          --
  in a gain position......................         --          --         7.8          --          --         5.6
  in a loss position .....................         --          --       (11.5)         --          --        (3.9)
 Foreign exchange forwards................      349.3          --         0.1       409.8          --         2.5
                                           ----------- ----------  ----------- -----------  ---------- -----------
MORTGAGE-RELATED POSITIONS
 Forward delivery commitments (a) ........    5,057.0         2.9        (3.5)    2,582.5        19.4       (16.2)
 Option contracts to sell (a).............      700.8         8.5         3.7       290.0          .5          --
 Option contracts to buy (a)..............      948.0         5.0         1.0       705.0         1.1         4.4
 Commitments to fund mortgages............    3,154.6          --        35.0     1,861.7          --        19.7
 Constant maturity treasury floors (b) ...    3,670.0        43.8        84.0       825.0        12.5        17.1
 Interest rate swaps (b)..................      775.0                               175.0
  in a gain position......................         --          --        34.6          --          --         1.3
  in a loss position......................         --          --        (1.2)         --          --          --
 Treasury futures (b).....................      151.0          --        (0.7)      331.5          --         4.8
 Principal only swaps (b).................       66.3          --         3.1          --          --          --

------------
(a) Carrying amounts and gains (losses) on these mortgage-related positions are already included in the determination of respective carrying amounts and fair values of mortgage loans held for sale. Forward delivery commitments are used to manage price risk on sale of all mortgage loans to end investors including loans held by an unaffiliated buyer as described in Note 11.

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

    Future minimum lease payments required under noncancelable operating leases as of December 31, 1998 are as follows:

 (IN MILLIONS)
YEAR            AMOUNT
-------------  --------
1999..........  $122.9
2000..........   109.3
2001..........    93.6
2002..........    69.5
2003..........    55.5
Thereafter....   139.4
               --------
                $590.2
               ========

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

   In addition, in October 1998, an action claiming to be a class action was filed against the Company and four of the Company's former officers and directors by persons claiming to have purchased American Bankers' stock between January and October 1998. The complaint claimed that the Company made false and misleading public announcements and filings with the Securities and Exchange Commission ("SEC") in connection with the Company's proposed acquisition of American Bankers allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and that the plaintiff and the alleged class members purchased American Bankers' securities in reliance on these public announcements and filings at inflated prices. On April 30, 1999, the United States District Court for New Jersey found that the class action failed to state a claim upon which relief could be granted and, accordingly, dismissed the complaint. The plaintiff has appealed the District Court's findings to the U.S. Court of Appeals for the Third Circuit as such appeal is pending.

   The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the investigations, the Company made all adjustments considered necessary by the Company which are reflected in its restated financial statements. Although the Company can provide no assurances that additional adjustments will not be necessary as a result of these government investigations, the Company does not expect that additional adjustments will be necessary. (See Note 27-C. -- Common Stock Litigation Settlement -for a description of the class action settlement.)

   Other pending litigation. The Company and its subsidiaries are involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

 19. INCOME TAXES

   The income tax provision consists of:

                               YEAR ENDED DECEMBER 31,
                            ------------------------------
(IN MILLIONS)                  1998       1997     1996
                            ---------- --------  --------
Current
 Federal...................   $(159.4)   $155.1   $101.1
 State.....................       0.7      24.4     13.3
 Foreign...................      56.5      28.5     18.1
                            ---------- --------  --------
                               (102.2)    208.0    132.5
                            ---------- --------  --------
Deferred
 Federal...................     176.1     (16.8)    70.4
 State.....................      29.5      (3.4)    16.5
 Foreign...................       1.1       3.2      0.8
                            ---------- --------  --------
                                206.7     (17.0)    87.7
                            ---------- --------  --------
Provision for income
 taxes.....................   $ 104.5    $191.0   $220.2
                            ========== ========  ========

   Net deferred income tax assets and liabilities are comprised of the following:

                                               DECEMBER 31,
                                            ------------------
(IN MILLIONS)                                 1998      1997
                                            -------- --------
CURRENT NET DEFERRED INCOME TAXES
 Merger and acquisition-related
  liabilities..............................  $ 52.8    $102.9
 Accrued liabilities and deferred income ..   323.1     225.8
 Excess tax basis on assets held for sale .   190.0        --
 Insurance retention refund................   (21.2)    (19.3)
 Provision for doubtful accounts...........    13.8       4.0
 Franchise acquisition costs...............    (6.9)     (2.6)
 Deferred membership acquisition costs ....     2.6       8.6
 Other.....................................   (87.6)     (7.5)
                                            -------- --------
Current net deferred tax asset.............  $466.6    $311.9
                                            ======== ========

                                                 DECEMBER 31,
                                            ----------------------
(IN MILLIONS)                                  1998        1997
                                            ---------- ----------
NON-CURRENT NET DEFERRED INCOME TAXES
 Depreciation and amortization.............   $(296.7)   $(277.1)
 Deductible goodwill -taxable poolings ....      49.3       44.2
 Merger and acquisition-related
  liabilities..............................      25.8       35.0
 Accrued liabilities and deferred income ..      63.9       66.9
 Acquired net operating loss carryforward .      83.5       59.9
 Other.....................................      (3.0)       0.2
                                            ---------- ----------
Non-current net deferred tax liability ....   $ (77.2)   $ (70.9)
                                            ========== ==========

                                                                         DECEMBER 31,
                                                                    ----------------------
(IN MILLIONS)                                                          1998        1997
                                                                    ---------- ----------
MANAGEMENT AND MORTGAGE PROGRAM DEFERRED INCOME TAXES
 Depreciation......................................................   $(121.3)   $(233.1)
 Unamortized mortgage servicing rights.............................    (248.0)     (74.6)
 Accrued liabilities...............................................      25.8        9.5
 Alternative minimum tax carryforwards.............................       2.5        2.5
                                                                    ---------- ----------
 Net deferred tax liabilities under management and mortgage
  programs.........................................................   $(341.0)   $(295.7)
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

   The Company's effective income tax rate for continuing operations differs from the federal statutory rate as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
(IN MILLIONS)                                                   1998       1997       1996
                                                             ---------- ---------  ---------
Federal statutory rate......................................    35.0%      35.0%      35.0%
State income taxes net of federal benefit ..................     6.2%       5.3%       3.6%
Non-deductible merger-related costs.........................      --       29.1%        --
Amortization of non-deductible goodwill.....................     5.9%       4.3%       1.5%
Foreign taxes differential..................................    (8.0%)       .3%        .5%
Recognition of excess tax basis on assets held for sale ....    (2.7%)       --         --
Other.......................................................    (3.2%)       .3%        .6%
                                                             ---------- ---------  ---------
                                                                33.2%      74.3%      41.2%
                                                             ========== =========  =========

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

    The Company also grants options to employees pursuant to three additional stock option plans under which the Company may grant options to purchase in the aggregate up to 70.8 million shares of Company common stock. Annual vesting periods under these plans range from 20% to 33%, all commencing one-year from the respective grant dates. At December 31, 1998 and 1997, there were 38.6 million and 49.3 million shares available for grant under the Company's stock option plans. On September 23, 1998, the Compensation Committee of our Board of Directors approved a program to effectively reprice certain Company stock options granted to our middle management during December 1997 and the first quarter of 1998. Such existing options, with exercise prices ranging from $31.38 to $37.50, were effectively repriced on October 14, 1998 at $9.8125 per share (the "New Price"), which was the fair market value (as defined in the option plans) on the date of such repricing. On September 23, 1998, the Compensation Committee also modified the terms of certain options held by certain of our executive officers and senior managers subject to certain conditions including a revocation of 12.6 million existing options. Additionally, a management equity ownership program was adopted that requires these executive officers and senior managers to acquire our common stock at various levels commensurate with their respective compensation levels. The option modifications were accomplished by canceling existing options with exercise prices ranging from $16.78 to $34.31 and issuing a lesser amount of new options at the New Price and, with respect to certain options of executive officers and senior managers, at prices above the New Price, specifically $12.27 and $20.00. Additionally, certain new options replacing options that were fully vested, provide for vesting ratably over four years beginning January 1, 1999.

   The table below summarizes the annual activity of the Company's stock option plans:

                                                  WEIGHTED
                                   OPTIONS      AVG. EXERCISE
(SHARES IN MILLIONS)             OUTSTANDING        PRICE
                                ------------- ---------------
BALANCE AT DECEMBER 31, 1995 ..      98.7          $ 7.21
 Granted.......................      36.1           22.14
 Canceled......................      (2.8)          18.48
 Exercised.....................     (14.0)           5.77
                                -------------
BALANCE AT DECEMBER 31, 1996 ..     118.0           11.68
 Granted.......................      78.8           27.94
 Canceled......................      (6.4)          27.29
 Exercised.....................     (14.0)           7.20
 PHH conversion (1)............      (4.4)             --
                                -------------
BALANCE AT DECEMBER 31, 1997 ..     172.0           18.66
 Granted ......................
  Equal to fair market value ..      83.8           19.16
  Greater than fair market
   value.......................      20.8           17.13
 Canceled......................     (81.8)          29.36
 Exercised.....................     (17.0)          10.01
                                -------------
BALANCE AT DECEMBER 31, 1998 ..     177.8           14.64
                                =============

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

    Had the Company elected to recognize compensation cost for its stock option plans based on the calculated fair value at the grant dates for awards under such plans, consistent with the method prescribed by SFAS No.123, net income (loss) per share would have reflected the pro forma amounts indicated below:

                                        YEAR ENDED DECEMBER 31,
                                    --------------------------------
  (IN MILLIONS, EXCEPT PER SHARE
DATA)                                 1998        1997       1996
                                    -------- ------------  --------
Net income (loss)
 as reported.......................  $539.6     $(217.2)    $330.0
 pro forma.........................   392.9      (663.9)(2)  245.1
Net income (loss) per share:
Basic
 as reported.......................  $  .64     $  (.27)    $  .44
 pro forma (1).....................     .46        (.82)(2)    .32
Diluted
 as reported.......................     .61        (.27)       .41
 pro forma (1).....................     .46        (.82)(2)    .31

------------
(1) The effect of applying SFAS No. 123 on the pro forma net income per share disclosures is not indicative of future amounts because it does not take into consideration option grants made prior to 1995 or in future years.
(2) Includes incremental compensation expense of $335.4 million ($204.9 million, after tax) or $.25 per basic and diluted share as a result of the immediate vesting of HFS options upon consummation of the Cendant Merger.

   The fair values of the stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 1998, 1997 and 1996:

                                                               CUC            HFS           PHH
                                                              PLANS          PLANS         PLANS
                                                          ------------- -------------  ------------
                                  1998          1997                         1996
                             ------------- -------------  ------------------------------------------
Dividend yield..............       --            --             --            --            2.8%
Expected volatility.........          55.0%         32.5%          28.0%         37.5%         21.5%
Risk-free interest rate ....           4.9%          5.6%           6.3%          6.4%          6.5%
Expected holding period ....      6.3 years     7.8 years      5.0 years     9.1 years     7.5 years

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

    The table below summarize information regarding Company stock options outstanding and exercisable as of December 31, 1998:

                                   OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                          ---------------------------------------------------------
                                     WEIGHTED AVG.   WEIGHTED             WEIGHTED
                                       REMAINING      AVERAGE              AVERAGE
                                      CONTRACTUAL    EXERCISE             EXERCISE
RANGE OF EXERCISE PRICES   SHARES        LIFE          PRICE     SHARES     PRICE
------------------------  -------- ---------------  ---------- --------  ----------
$.01 to $10.00...........    89.6         6.8         $ 7.40      50.5     $ 5.56
$10.01 to $20.00.........    38.6         7.5          15.44      17.3      14.52
$20.01 to $30.00.........    27.3         7.9          23.02      20.8      23.09
$30.01 to $40.00.........    22.3         8.8          32.03      14.8      31.83
                          --------                             --------
                            177.8         7.4          14.64     103.4      14.34
                          ========                             ========

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

   In November 1998, the Board of Directors authorized a $1.0 billion common share repurchase program. As of December 31, 1998, the Company had repurchased 13.4 million shares costing $257.7 million. The Company has executed this program through open market purchases or privately negotiated transactions, subject to bank credit facility covenants and certain rating agency constraints. See Note 27 -- Subsequent Events -- Share Repurchases.

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

23. RELATED PARTY TRANSACTIONS

 NRT

   During 1997, the Company executed agreements with NRT Incorporated ("NRT"), a corporation created to acquire residential real estate brokerage firms. In 1997, NRT acquired the real estate brokerage business and operations of National Realty Trust (the "Trust"). The Trust was an independent trust to which the Company contributed the brokerage offices, which were owned by Coldwell Banker at the time of the Company's acquisition of Coldwell Banker in 1996. Since inception, NRT acquired other local and regional real estate brokerage businesses. NRT is the largest residential brokerage firm in the United States. Certain officers of the Company serve on the Board of Directors of NRT. NRT is party to various agreements and arrangements with the Company and its subsidiaries. Under these agreements, the Company acquired $182.0 million of NRT preferred stock (and may be required to acquire up to an additional $81.3 million of NRT preferred stock). The Company received preferred dividend payments of $15.4 million and $5.2 million during the years ended 1998 and 1997, respectively which are included in other revenue in the consolidated statements of operations. NRT is the largest franchisee, based on gross commission income, of the Company's three real estate franchise systems. During 1998, 1997 and 1996, NRT and its predecessors paid an aggregate $121.5 million, $60.5 million and $24.0 million, respectively, in franchise royalties to the Company. On February 9, 1999, the Company executed new agreements with NRT, which among other things, increased the term of each of the three franchise agreements under which NRT operates from 40 years to 50 years.

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

 AVIS, INC.

   Upon entering into the definitive merger agreement to acquire Avis, the Company announced its strategy to dilute its interest in the subsidiary of Avis which controlled the car rental operations of Avis ("ARAC") while retaining assets associated with the franchise business, including trademarks, reservation system assets and franchise agreements with ARAC and other licensees. Since the Company's control was planned to be temporary, the Company accounted for its 100% investment in ARAC under the equity method. The Company's equity interest was diluted to 27.5% pursuant to an Initial Public Offering ("IPO") by ARAC in September 1997. Net proceeds from the IPO of $359.3 million were retained by ARAC. In March 1998, the Company sold one million shares of Avis common stock and recognized a pre-tax gain of approximately $17.7 million, which is included in other revenue in the consolidated statements of operations. At December 31, 1998, the Company's interest in ARAC was approximately 22.6%. The Company recorded its equity in the earnings of ARAC, which amounted to $13.5 million, $51.3 million and $1.2 million for the years ended December 31, 1998, 1997 and 1996, respectively, as a component of other revenue in the consolidated statements of operations. During 1999, the Company's equity interest was further diluted to 18% as a result of the Company's sale of additional shares of Avis common stock.

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

25. FRANCHISING AND MARKETING/RESERVATION ACTIVITIES

   Revenues from franchising activities include royalty revenues and initial franchise fees charged to lodging properties, car rental locations, tax preparation offices and real estate brokerage offices upon execution of a franchise contract.

   Franchised outlet revenues for the years ended December 31 are as follows:

                          1998      1997     1996
                        -------- --------  --------
Royalty revenues.......  $703.1    $574.1   $377.6
Initial franchise
 fees..................    44.7      26.0     24.2

   The Company receives marketing and reservation fees from several of its lodging and real estate franchisees. Marketing and reservation fees related to the Company's lodging brands' franchisees are calculated based on a specified percentage of gross room revenues. Marketing fees received from the Company's real estate brands' franchisees are based on a specified percentage of gross closed commissions earned on the sale of real estate. As provided in the franchise agreements, at the Company's discretion, all of these fees are to be expended for marketing purposes and the operation of a centralized brand-specific reservation system for the respective franchisees and are controlled by the Company until disbursement. Membership and service fee revenues included marketing and reservation fees of $228.1 million, $215.4 million and $157.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

   Franchised outlet information at December 31 is as follows:

                                                     1998(1)    1997     1996
                                                    -------- --------  --------
Franchised Units in Operation......................  22,471    18,876   18,535
Backlog (Franchised units sold but not yet
 opened)...........................................   2,063     1,547    1,061

------------
(1) 1,998 franchised units were acquired in connection with the acquisition of Jackson Hewitt.

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

 INDIVIDUAL MEMBERSHIP

   Individual membership provides customers with access to a variety of services and discounted products in such areas as retail shopping, travel, auto, dining, home improvement, credit information and special interest outdoor and gaming clubs. The Company affiliates with business partners such as leading financial institutions and retailers to offer membership as an enhancement to their credit card customers. Individual memberships are marketed primarily using direct marketing techniques. Through the Company's membership based on-line consumer sites, similar products and services are offered over the internet.

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

SEGMENT INFORMATION (1)
(In millions)

YEAR ENDED DECEMBER 31, 1998

                                                           INDIVIDUAL     INSURANCE/
                                    TOTAL      TRAVEL (2)  MEMBERSHIP     WHOLESALE     RELOCATION
                                ------------- ----------  ------------ --------------  ------------
Net revenues ..................   $ 5,283.8     $1,063.3    $  929.1       $  544.0      $  444.0
Adjusted EBITDA ...............     1,589.9        542.5       (57.8)         137.8         124.5
Depreciation and amortization         322.7         88.3        23.7           14.0          16.7
Segment assets ................    19,842.9      2,761.6       839.0          371.5       1,130.3
Capital expenditures ..........       355.2         79.0        28.4           16.6          69.6

                                 Real Estate
                                  Franchise      Fleet      Mortgage    Other Services
                                ------------- ----------  ------------ --------------
Net revenues ..................   $   455.8     $  387.4    $  353.4       $1,106.8
Adjusted EBITDA ...............       348.6        173.8       187.6          132.9
Depreciation and amortization          53.2         22.2         8.8           95.8
Segment assets ................     2,014.3      4,697.2     3,504.0        4,525.0
Capital expenditures ..........         5.8         57.7        36.4           61.7

-----------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1997

                                                           INDIVIDUAL     INSURANCE/
                                    TOTAL      TRAVEL (2)  MEMBERSHIP     WHOLESALE     RELOCATION
                                ------------- ----------  ------------ --------------  ------------
Net revenues ..................   $ 4,240.0     $  971.6    $  778.7        $482.7       $  401.6
Adjusted EBITDA ...............     1,249.7        467.3         5.3         111.0           92.6
Depreciation and amortization         237.7         81.9        17.8          11.0            8.1
Segment assets ................    13,800.1      2,601.5       840.6         357.0        1,008.7
Capital expenditures ..........       154.5         36.5        12.1           5.6           23.0

                                 Real Estate
                                  Franchise      Fleet      Mortgage    Other Services
                                ------------- ----------  ------------ --------------
Net revenues ..................   $   334.6     $  324.1    $  179.2        $767.5
Adjusted EBITDA ...............       226.9        120.5        74.8         151.3
Depreciation and amortization          43.6         16.3         5.1          53.9
Segment assets ................     1,827.1      4,125.8     2,233.3         806.1
Capital expenditures ..........        12.6         24.3        16.2          24.2

-----------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1996

                                                           INDIVIDUAL     INSURANCE/
                                    TOTAL      TRAVEL (2)  MEMBERSHIP     WHOLESALE     RELOCATION
                                ------------- ----------  ------------ --------------  ------------
Net revenues ..................   $ 3,237.7     $  429.2    $  745.9        $448.0       $  344.9
Adjusted EBITDA ...............       802.7        189.5        43.2          99.0           65.5
Depreciation and amortization         145.5         36.9        12.8          12.8           11.2
Segment assets ................    12,642.4      2,686.2       882.7         297.1        1,086.4
Capital expenditures ..........       101.2         20.8         8.9           5.2            9.1

                                 Real Estate
                                  Franchise      Fleet      Mortgage    Other Services
                                ------------- ----------  ------------ --------------
Net revenues ..................   $   236.3     $  293.5    $  127.7        $612.2
Adjusted EBITDA ...............       137.8         99.0        45.7         123.0
Depreciation and amortization          27.3         17.6         4.4          22.5
Segment assets ................     1,295.5      3,991.1     1,742.4         661.0
Capital expenditures ..........         9.9         15.3         9.9          22.1

------------
(1) Segment data includes the financial results associated with acquisitions accounted for under the purchase method of accounting since the respective dates of acquisition as follows:

                                                   ACQUISITION
          SEGMENT              ACQUISITION            DATE
-------------------------  ------------------- -----------------
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

   Provided below is a reconciliation of total Adjusted EBITDA and total assets for reportable segments to the consolidated amounts.

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
(IN MILLIONS)                                                1998         1997         1996
                                                         ----------- ------------  -----------
Adjusted EBITDA for reportable segments ................  $ 1,589.9    $ 1,249.7    $   802.7
Other charges
 Litigation settlement .................................      351.0           --           --
 Termination of proposed acquisitions ..................      433.5           --           --
 Executive terminations ................................       52.5           --           --
 Merger-related costs and other unusual charges
  (credits).............................................      (67.2)       704.1        109.4
 Investigation-related costs ...........................       33.4           --           --
 Financing costs .......................................       35.1           --           --
Depreciation and amortization ..........................      322.7        237.7        145.5
Interest, net ..........................................      113.9         50.6         14.3
                                                         ----------- ------------  -----------
Consolidated income from continuing operations before
 income taxes, minority interest, extraordinary gain
 and cumulative effect of accounting change ............  $   315.0    $   257.3    $   533.5
                                                         =========== ============  ===========

                                                                Year Ended December 31,
                                                         --------------------------------------
                                                             1998         1997         1996
                                                         ----------- ------------  -----------
Total assets for reportable segments ...................  $19,842.9    $13,800.1    $12,642.4
Net assets of discontinued operations ..................      373.6        273.3        120.1
                                                         ----------- ------------  -----------
Consolidated total assets ..............................  $20,216.5    $14,073.4    $12,762.5
                                                         =========== ============  ===========

GEOGRAPHIC SEGMENT INFORMATION

                                  UNITED     UNITED     ALL OTHER
(IN MILLIONS)          TOTAL      STATES     KINGDOM    COUNTRIES
                    ---------- ----------  ---------- -----------
1998
Net revenues ......  $ 5,283.8  $ 4,277.5   $  695.5     $310.8
Assets ............   20,216.5   16,251.0    3,706.5      259.0
Long-lived assets      1,432.8      645.9      767.8(1)    19.1
1997
Net revenues ......  $ 4,240.0  $ 3,669.1   $  231.8     $339.1
Assets ............   14,073.4   12,749.2    1,014.7      309.5
Long-lived assets        544.7      477.6       49.1       18.0
1996
Net revenues ......  $ 3,237.7  $ 2,947.3   $  133.7     $156.7
Assets ............   12,762.5   11,566.6      830.7      365.2
Long-lived assets        523.9      444.4       65.9       13.6

------------
(1) Includes $691.0 million of property and equipment acquired in connection with the NPC acquisition.

   Geographic segment information is classified based on the geographic location of the subsidiary. Long-lived assets are comprised of property and equipment.

27. SUBSEQUENT EVENTS

 A. STRATEGIC ALLIANCE

   On December 15, 1999, the Company entered into a strategic alliance with Liberty Media Corporation ("Liberty Media"). Specifically, the Company has agreed to work with Liberty Media to develop internet and related opportunities associated with the Company's travel, mortgage, real estate and membership businesses. Such efforts may include the creation of joint ventures with Liberty Media and others as well as additional equity investments in each others businesses.

   The Company will also assist Liberty Media in creating, and will receive a participation in, a new venture that will seek to provide broadband video, voice and data content to the Company hotels and their guests on a worldwide basis. The two companies will also pursue opportunities within the cable industry with Liberty Media to leverage the Company's direct marketing resources and capabilities.

   In addition, Liberty Media has agreed to invest $400 million in cash to purchase 18 million shares of Company common stock and two-year warrants to purchase approximately 29 million shares of Company common stock at an exercise price of $23.00 per share. The transaction is subject to customary conditions, and is expected to close in January of 2000. The Company also announced that Liberty Media Chairman, Dr. John C. Malone, Ph.D., will join the Company's board of directors.

 B. DEBT REDEMPTION

   On December 10, 1999, the Company's Board of Directors approved the redemption of all outstanding $400 million 7 1/2% Senior Notes on January 21, 2000. The redemption price is the greater of par or the make whole call option plus 50 basis points.

 C. COMMON STOCK LITIGATION SETTLEMENT

   On December 7, 1999, the Company announced that it reached a preliminary agreement to settle the principal securities class action pending against the Company in the U.S. District Court in Newark, New Jersey relating to the common stock class action lawsuits. Under the agreement, the Company would pay the class members $2.83 billion in cash. The settlement remains subject to execution of a definitive settlement agreement and approval by the U.S. District Court. If the preliminary settlement is not approved by the U.S. District Court, the Company can make no assurances that the final outcome or settlement of such proceedings will not be for an amount greater than that set forth in the preliminary agreement. Please see the Company's Form 8-K, dated December 7, 1999, for a description of the preliminary agreement to settle the common stock class action litigation.

 D. DISPOSITIONS OF BUSINESSES

   Green Flag. On November 26, 1999, the Company completed the disposition of its Green Flag business unit for approximately $400 million. Green Flag is a roadside assistance organization based in the UK, which provides a wide range of emergency support and rescue services.

   North American Outdoor Group. On October 8, 1999, the Company completed the disposition of 94% of its North American Outdoor Group ("NAOG") business unit for approximately $140.0 million in cash and will retain approximately 6% of NAOG's equity in connection with the transaction. Subsequent to consummation, the Company will account for its investment in NAOG using the cost method.

   Entertainment Publications, Inc. On November 30, 1999, the Company completed the disposition of 85% of EPub for approximately $281.0 million in cash, inclusive of certain adjustments. The Company will retain approximately 15% of EPub's equity in connection with the transaction. In addition, the Company will have a designee on EPub's Board of Directors. The Company's original intention was to dispose of 100% of EPub. Subsequent to the consummation of the transaction, the Company will account for its investment in EPub using the equity method.

   Global Refund Group. On August 24, 1999, the Company completed the sale of its Global Refund Group subsidiary ("Global Refund") for approximately $160.0 million in cash. Global Refund, formerly known as Europe Tax Free Shopping, is a value-added tax refund services company.

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

   The convertible preferred stock of Avis Fleet is convertible into common stock of ARAC at the Company's option upon the satisfaction of certain conditions, including the per share price of ARAC Class A common stock equaling or exceeding $50 per share and the fleet segment attaining certain EBITDA (earnings before interest, taxes, depreciation and amortization) thresholds, as defined. There are additional circumstances upon which the shares of Avis Fleet convertible preferred stock are automatically or mandatorily convertible into ARAC common stock. At June 30, 1999, the Company beneficially owned approximately 19% of the outstanding Class A common stock of ARAC. If all of the Avis Fleet convertible preferred stock was converted into common stock of ARAC, as of the closing date, the Company would have owned approximately 34% of ARAC's outstanding common equity (although the voting interest would be limited, in most instances to 20%). At December 31, 1999, the Company's ownership percentage of outstanding Class A common stock of ARAC was 18%.

   The Company realized a net gain on the disposition of $881.4 million ($865.7 million, after tax. The realized gain is net of approximately $90.0 million of transaction costs. The Company deferred the portion of the realized net gain which was equivalent to its common equity ownership percentage in ARAC at the time of closing. The fleet segment disposition was structured to be treated as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. However, based upon a recent interpretive ruling, the Internal Revenue Service may challenge this treatment. Should the transaction be deemed taxable, the resultant tax liability could be material. Notwithstanding, the Company believes that based upon analysis of relevant tax law, the Company's position would prevail.

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

 E. PENDING ISSUANCE OF TRACKING STOCK

   On September 30, 1999, the Company's Board of Directors approved a new series of Cendant common stock ("tracking stock") intended to reflect the performance of the Move.com Group, a group of Company owned businesses which will be engaged in providing a broad range of home-related services through a new internet services portal. The tracking stock is subject to shareholder approval. There is currently no tracking stock outstanding. The Company has filed a proxy statement with the SEC, which contains detailed financial information as well as more specific plans concerning the transaction. Although the Move.com Group tracking stock is intended to track the performance of the Move.com Group, holders, if any, will be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. The tracking stock offering, if approved by the shareholders, will enable the Company to issue the tracking stock in one or more private or public financings and perhaps creating a public trading market for the tracking stock.

 F. INVESTMENT IN NETMARKET GROUP, INC.

   On September 15, 1999, Netmarket Group, Inc. ("NGI") began operations as an independent company that will pursue the development of interactive businesses formerly within the Company's direct marketing division. NGI will own, operate, develop and expand the on-line membership businesses, which collectively have 1.3 million on-line members. Prior to September 15, 1999, the Company's ownership of NGI was restructured into common stock and preferred stock interests. On September 15, 1999, the Company donated NGI's outstanding common stock to a charitable trust, and NGI issued additional shares of its common stock to certain of its marketing partners. The fair market value of the NGI common stock on the date of donation was approximately $20 million. Accordingly, as a result of the change in ownership of NGI's common stock from the Company to independent third parties, NGI's operating results will no longer be included in the Company's consolidated financial statements. The Company retained an ownership of convertible preferred stock of NGI, which is ultimately exchangeable, at the Company's option, into 78% of NGI's diluted common shares which has a $5 million annual preferred dividend. The convertible preferred stock is not convertible until after September 14, 2001. The convertible preferred stock will be accounted for using the cost method of accounting. The preferred stock dividend will be recorded in income if and when it becomes realizable. Subsequent to the Company's contribution of NGI's common stock to the trust, the Company provided a development advance of $77.0 million to NGI, which is contingently repayable to the Company if certain financial targets related to NGI are achieved. The purpose of the development advance was to provide NGI with the funds necessary to develop internet related products and systems, that if successful, would significantly increase the value of NGI. Without these funds, NGI would not have sufficient funds for development activities contemplated in its business plans. Repayment of the advance is therefore solely dependent on the success of these development efforts. The Company recorded a charge, inclusive of transaction costs, of $85.0 million ($48.0 million, after tax), during the third quarter of 1999, in connection with the donation of NGI shares to the charitable trust and the subsequent development advance.

 G. COMMON SHARE REPURCHASES

   During 1999, the Company's Board of Directors authorized an additional $1.8 billion of Company common stock to be repurchased under the common share repurchase program, increasing the total authorized amount to be repurchased under the program to $2.8 billion. As of January 7, 2000, the Company repurchased $2.0 billion (105.2 million shares) under the program. Additionally, in July 1999 pursuant to a Dutch Auction self tender-offer to its shareholders, the Company purchased 50 million shares of Company common stock through its wholly-owned subsidiary Cendant Stock Corporation at a price of $22.25 per share. Under the terms of the offer, which commenced June 16, 1999 and expired July 15, 1999, the Company had invited shareholders to tender their shares at prices of Company common stock between $19.75 and $22.50 per share.

 H. TERMINATION OF PROPOSED ACQUISITION

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

                                                                     1998
                                          -----------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)         FIRST    SECOND (1)  THIRD (2)  FOURTH (3)  TOTAL YEAR
                                          ---------- ----------  ---------- ----------  ------------
Net revenues.............................  $1,129.4    $1,277.9   $1,457.8    $1,418.7    $5,283.8
                                          ---------- ----------  ---------- ----------  ------------
Income (loss) from continuing
 operations..............................     183.9       154.9      123.1      (302.0)      159.9
Income (loss) from discontinued
 operations, net of tax..................     (11.0)       (1.9)     (12.1)         --       (25.0)
Gain on sale of discontinued operations,
 net of tax..............................        --          --         --       404.7(4)    404.7
                                          ---------- ----------  ---------- ----------  ------------
Net income...............................  $  172.9    $  153.0   $  111.0    $  102.7    $  539.6
                                          ========== ==========  ========== ==========  ============
Per share information:
 Basic
   Income (loss) from continuing
     operations  ........................  $   0.22    $   0.18   $   0.14    $  (0.36)   $   0.19
   Net income ...........................  $   0.21    $   0.18   $   0.13    $   0.12    $   0.64
   Weighted average shares ..............     838.7       850.8      850.8       850.0       848.4
 Diluted
   Income (loss) from continuing
     operations  ........................  $   0.21    $   0.18   $   0.14    $  (0.36)   $   0.18
   Net income ...........................  $   0.20    $   0.18   $   0.13    $   0.12    $   0.61
   Weighted average shares ..............     908.5       900.9      877.4       850.0       880.4
Common Stock Market Prices:
 High....................................        41          41 3/8     22 7/16     20 5/8
 Low.....................................        32 7/16     18 9/16    10 7/19      7 1/2

                                                             1997
                                 -------------------------------------------------------------
                                     FIRST     SECOND(5)    THIRD    FOURTH (6)   TOTAL YEAR
                                 ------------ ---------  ---------- -----------  ------------
Net revenues....................    $ 953.7     $999.6    $1,186.5    $1,100.2     $4,240.0
                                 ------------ ---------  ---------- -----------  ------------
Income (loss) from continuing
 operations
 before extraordinary gain and
 cumulative effect of
 accounting
 change.........................      113.8     (69.4)       203.0      (181.1)        66.3
Income (loss) from discontinued
 operations, net of tax.........        2.8     (14.6)      (0.4)        (14.6)       (26.8)
Extraordinary gain, net of tax .          -          -           -      26.4(8)        26.4
Cumulative effect of accounting
 change, net of tax.............     (283.1)(7)      -           -           -       (283.1)
                                 ------------ ---------  ---------- -----------  ------------
Net income (loss)...............    $(166.5)    $(84.0)   $  202.6    $ (169.3)    $ (217.2)
                                 ============ =========  ========== ===========  ============

Per share information:
 Basic
   Income (loss) from
   continuing
  operations before
   extraordinary
  gain and cumulative
  effect of accounting change ..    $  0.14     $(0.09)   $   0.25    $  (0.22)    $   0.08
   Net income (loss) ...........    $ (0.21)    $(0.11)   $   0.25    $  (0.20)    $  (0.27)
   Weighted average shares .....      799.4      804.2       805.9       828.4        811.2
 Diluted
   Income (loss) from
   continuing
  operations before
   extraordinary
  gain and cumulative
  effect of accounting change ..    $  0.13     $(0.09)   $   0.23    $  (0.22)    $   0.08
   Net income (loss) ...........    $ (0.19)    $(0.11)   $   0.23    $  (0.20)    $  (0.27)
   Weighted average shares .....      877.1      804.2       889.0       828.4        851.7
Common Stock Market Prices:  ...
 High...........................    26 7/8      26 3/4     31 3/4      31 3/8
 Low............................    22 1/2        20      23 11/16    26 15/16

------------
(1) Includes charges of $32.2 million ($20.4 million, after tax or $0.02 per diluted share) comprised of the costs of the investigations into previously discovered accounting irregularities at the former CUC business units, including incremental financing costs. Such charges were partially offset by a credit of $27.5 million ($18.6 million, after tax of $0.02 per diluted share) associated with changes to the original estimate of costs to be incurred in connection with the 1997 Unusual Charges.
(2) Includes charges of: (i) $76.4 million ($49.2 million, after tax or $0.06 per share) comprised of costs associated with the investigations into previously discovered accounting irregularities at the former CUC business units, including incremental financing costs and separation payments, principally to the Company's former chairman; and (ii) a $50.0 million ($32.2 million, after-tax or $0.04 per diluted share) non-cash write off of certain equity investments in interactive membership businesses and impaired goodwill associated with the National Library of Poetry, a Company subsidiary.
(3) Includes charges of: (i) $433.5 million ($281.7 million, after tax or $0.33 per diluted share) for the costs of terminating the proposed acquisitions of American Bankers and Providian; (ii) $351.0 million ($228.2 million, after tax or $0.27 per diluted share) of costs associated with an agreement to settle the PRIDES securities class action suit, and (iii) $12.4 million (9.9 million, after tax or $0.01 per diluted share) comprised of the costs of the investigations into previously discovered accounting irregularities at the former CUC business units, including incremental financing costs and separation payments. Such charges were partially offset by a credit of $42.8 million ($27.5 million, after tax or $0.03 per diluted share) associated with changes to the original estimate of costs to be incurred in connection with the 1997 Unusual Charges.
(4)     Represents gains associated with the sales of Hebdo Mag and CDS (see
        Note 5 -Discontinued Operations).
(5) Includes Unusual Charges of $295.4 million primarily associated with the PHH Merger. Unusual Charges of $278.9 million ($208.4 million, after-tax or $.24 per diluted share) pertained to continuing operations and $16.5 million were associated with discontinued operations.
(6) Includes Unusual Charges in the net amount of $442.6 million substantially associated with the Cendant Merger and Hebdo Mag merger. Net Unusual Charges of $425.2 million ($296.3 million, after-tax or $.34 per diluted share) pertained to continuing operations and $17.4 million were associated with discontinued operations.
(7) Represents a non-cash after-tax charge of $0.35 per diluted share to account for the cumulative effect of a change in accounting, effective January 1, 1997, related to revenue and expenses recognition for memberships.
(8) Represents the gain on the sale of Interval, which was sold coincident to the Cendant Merger in consideration of Federal Trade Commission anti-trust concerns within the timeshare industry.