Form 10-Q/A
period 1999-09-30
CENDANT CORP
filed 2000-02-04
CIK 723612

-----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

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

                  DELAWARE
         (State or other jurisdiction        06-0918165 (I.R.S. Employer
      of incorporation or organization)        Identification Number)
               9 W 57TH STREET
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

-----------------------------------------------------------------------------

                     CENDANT CORPORATION AND SUBSIDIARIES

                                    INDEX

                                                                                           PAGE NO.
                                                                                        ------------
PART I       Financial Information

Item 1.      Financial Statements

             Consolidated Statements of Income--Three and Nine Months Ended September
             30, 1999 and 1998..........................................................       3

             Consolidated Balance Sheets--September 30, 1999 and December 31, 1998 .....       4

             Consolidated Statements of Cash Flows--Nine Months Ended September 30,
             1999 and 1998..............................................................       6

             Notes to Consolidated Financial Statements.................................       8

             Management's Discussion and Analysis of Financial Condition and Results of
Item 2.      Operations.................................................................      22

Item 3.      Quantitative and Qualitative Disclosures About Market Risks................      46

PART II      Other Information

Item 1.      Legal Proceedings..........................................................      48

Item 6.      Exhibits and Reports on Form 8-K...........................................      49

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CENDANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                             ---------------------- ----------------------
                                                                1999        1998       1999        1998
                                                             ---------- ----------  ---------- ----------
REVENUES
 Membership and service fees, net...........................  $1,372.3    $1,433.6   $3,972.1    $3,735.3
 Fleet leasing (net of depreciation and interest costs of
  $0, $324.9, $669.7, and $954.6)...........................        --        18.5       29.9        57.5
 Other......................................................      38.1         5.7      116.7        72.3
                                                             ---------- ----------  ---------- ----------
Net revenues................................................   1,410.4     1,457.8    4,118.7     3,865.1
                                                             ---------- ----------  ---------- ----------
EXPENSES
 Operating..................................................     443.6       565.9    1,355.4     1,356.9
 Marketing and reservation..................................     270.5       297.2      820.6       853.2
 General and administrative.................................     169.6       187.6      525.1       487.4
 Depreciation and amortization..............................      87.4        88.9      277.0       241.3
 Other charges
  Merger-related costs and other unusual charges (credits) .      89.9          --      111.6       (24.4)
  Termination of proposed acquisition.......................        --          --        7.0          --
  Other investigation-related costs.........................       4.6        11.5       12.8        31.0
  Investigation-related financing costs.....................        --        14.5         --        27.2
  Executive termination.....................................        --        50.4         --        50.4
 Interest, net..............................................      51.5        31.0      153.8        72.9
                                                             ---------- ----------  ---------- ----------
Total expenses..............................................   1,117.1     1,247.0    3,263.3     3,095.9
                                                             ---------- ----------  ---------- ----------
Net gain on disposition of businesses.......................      75.3          --      824.8          --
                                                             ---------- ----------  ---------- ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
 MINORITY INTEREST .........................................     368.6       210.8    1,680.2       769.2
Provision for income taxes..................................     144.3        73.2      382.2       273.0
Minority interest, net of tax...............................      15.7        14.5       46.1        34.3
                                                             ---------- ----------  ---------- ----------
INCOME FROM CONTINUING OPERATIONS ..........................     208.6       123.1    1,251.9       461.9
Loss from discontinued operations, net of tax ..............        --       (12.1)        --       (25.0)
Gain (loss) on sale of discontinued operations, net of tax        (6.9)         --      174.1          --
                                                             ---------- ----------  ---------- ----------
NET INCOME .................................................  $  201.7    $  111.0   $1,426.0    $  436.9
                                                             ========== ==========  ========== ==========
INCOME (LOSS) PER SHARE
 BASIC
  Income from continuing operations.........................  $   0.29    $   0.14   $   1.64    $   0.55
  Loss from discontinued operations.........................        --       (0.01)        --       (0.03)
  Gain (loss) on sale of discontinued operations ...........     (0.01)         --       0.22          --
                                                             ---------- ----------  ---------- ----------
  NET INCOME ...............................................  $   0.28    $   0.13   $   1.86    $   0.52
                                                             ========== ==========  ========== ==========
 DILUTED
  Income from continuing operations.........................  $   0.27    $   0.14   $   1.54    $   0.53
  Loss from discontinued operations.........................        --       (0.01)        --       (0.03)
  Gain (loss) on sale of discontinued operations ...........     (0.01)         --       0.21          --
                                                             ---------- ----------  ---------- ----------
  NET INCOME ...............................................  $   0.26    $   0.13   $   1.75    $   0.50
                                                             ========== ==========  ========== ==========

         See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (IN MILLIONS)

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                       1999            1998
                                                 --------------- --------------
ASSETS
Current assets
 Cash and cash equivalents......................    $   623.5       $ 1,008.7
 Receivables, net...............................      1,301.6         1,536.4
 Deferred membership commission costs...........        195.8           253.0
 Deferred income taxes..........................           --           466.6
 Other current assets...........................      1,367.9           908.6
 Net assets of discontinued operations .........           --           373.6
                                                 --------------- --------------
Total current assets............................      3,488.8         4,546.9
                                                 --------------- --------------
Property and equipment, net.....................      1,352.0         1,432.8
Franchise agreements, net.......................      1,392.7         1,363.2
Goodwill, net...................................      3,590.3         3,923.1
Other intangibles, net..........................        694.9           757.1
Other assets....................................      1,068.3           681.5
                                                 --------------- --------------
Total assets exclusive of assets under
 programs.......................................     11,587.0        12,704.6
                                                 --------------- --------------
Assets under management and mortgage programs
 Net investment in leases and leased vehicles ..           --         3,801.1
 Relocation receivables.........................        571.1           659.1
 Mortgage loans held for sale...................      1,786.0         2,416.0
 Mortgage servicing rights......................        968.7           635.7
                                                 --------------- --------------
                                                      3,325.8         7,511.9
                                                 --------------- --------------
TOTAL ASSETS ...................................    $14,912.8       $20,216.5
                                                 =============== ==============

         See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                      1999            1998
                                                                                --------------- --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable and other current liabilities................................    $ 1,276.1       $ 1,517.5
 Deferred income...............................................................      1,230.0         1,354.2
                                                                                --------------- --------------
Total current liabilities......................................................      2,506.1         2,871.7
                                                                                --------------- --------------
Deferred income................................................................        428.8           233.9
Long-term debt.................................................................      3,344.3         3,362.9
Deferred income taxes..........................................................        263.6            77.2
Other non-current liabilities..................................................         75.7           125.3
                                                                                --------------- --------------
Total liabilities exclusive of liabilities under programs......................      6,618.5         6,671.0
                                                                                --------------- --------------
Liabilities under management and mortgage programs
 Debt..........................................................................      2,793.6         6,896.8
 Deferred income taxes.........................................................        175.5           341.0
Mandatorily redeemable preferred securities issued by subsidiary holding
 solely senior debentures issued by the Company ...............................      1,475.9         1,472.1
Commitments and contingencies (Note 10)
Shareholders' equity
 Preferred stock, $.01 par value -authorized 10 million shares; none issued
  and outstanding..............................................................           --              --
 Common stock, $.01 par value -authorized 2 billion shares; issued 867,189,539
  and 860,551,783 shares.......................................................          8.7             8.6
 Additional paid-in capital....................................................      4,025.0         3,863.4
 Retained earnings ............................................................      2,906.2         1,480.2
 Accumulated other comprehensive loss..........................................        (15.1)          (49.4)
 Treasury stock, at cost, 155,070,397 and 27,270,708 shares....................     (3,075.5)         (467.2)
                                                                                --------------- --------------
Total shareholders' equity.....................................................      3,849.3         4,835.6
                                                                                --------------- --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................................    $14,912.8       $20,216.5
                                                                                =============== ==============

         See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN MILLIONS)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                 --------------------------
                                                                                     1999          1998
                                                                                 ------------ ------------
OPERATING ACTIVITIES
Net income......................................................................  $  1,426.0    $    436.9
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Loss from discontinued operations, net of tax...................................          --          25.0
Gain on sale of discontinued operations, net of tax.............................      (174.1)           --
Depreciation and amortization...................................................       277.0         241.3
Other charges -asset impairments and termination benefits.......................          --          62.5
Merger-related costs and other unusual charges (credits)........................         3.8         (24.4)
Payments of merger-related costs and other unusual charge liabilities ..........       (23.5)       (127.2)
Net gain on disposition of businesses...........................................      (824.8)           --
Other, net......................................................................       (12.3)        (50.5)
                                                                                 ------------ ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS EXCLUSIVE OF
 MANAGEMENT AND MORTGAGE PROGRAMS...............................................       672.1         563.6
                                                                                 ------------ ------------
Management and mortgage programs:
 Depreciation and amortization..................................................       668.4         944.9
 Origination of mortgage loans..................................................   (20,841.0)    (18,599.3)
 Proceeds on sale and payments from mortgage loans held for sale ...............    21,471.0      17,874.9
                                                                                 ------------ ------------
                                                                                     1,298.4         220.5
                                                                                 ------------ ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS  ............     1,970.5         784.1
                                                                                 ------------ ------------
INVESTING ACTIVITIES
Property and equipment additions................................................      (212.8)       (240.8)
Net change in marketable securities.............................................        45.3         (74.7)
Net assets acquired (net of cash acquired) and acquisition-related payments ....      (145.8)     (2,658.2)
Net proceeds from sale of subsidiaries..........................................     2,771.9            --
Other, net......................................................................        33.8          62.2
                                                                                 ------------ ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS
 EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS..................................     2,492.4      (2,911.5)
                                                                                 ------------ ------------
Management and mortgage programs:
 Investment in leases and leased vehicles.......................................    (2,378.1)     (1,876.4)
 Proceeds from disposal of leases and leased vehicles...........................     1,529.2         765.5
 Proceeds from sales and transfers of leases and leased vehicles to third
  parties.......................................................................        74.8         136.8
 Equity advances on homes under management......................................    (6,025.7)     (5,186.5)
 Repayment on advances on homes under management................................     6,032.5       5,333.8
 Additions to mortgage servicing rights.........................................      (559.2)       (338.7)
 Proceeds from sales of mortgage servicing rights...............................        83.7          49.6
                                                                                 ------------ ------------
                                                                                    (1,242.8)     (1,115.9)
                                                                                 ------------ ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS ...     1,249.6      (4,027.4)
                                                                                 ------------ ------------

         See accompanying notes to consolidated financial statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                (IN MILLIONS)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                ------------------------
                                                                                    1999        1998
                                                                                ----------- -----------
FINANCING ACTIVITIES
Proceeds from borrowings.......................................................  $     4.0    $ 3,279.6
Principal payments on borrowings...............................................         --       (420.5)
Issuance of common stock.......................................................       75.6        160.4
Purchases of common stock......................................................   (2,634.9)          --
Proceeds from mandatorily redeemable preferred securities issued by
 subsidiary, net...............................................................         --      1,446.7
                                                                                ----------- -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS
 EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS.................................   (2,555.3)     4,466.2
                                                                                ----------- -----------
Management and mortgage programs:
 Proceeds received for debt repayment in connection with fleet segment
  disposition..................................................................    3,016.9           --
 Proceeds from debt issuance or borrowings.....................................    4,157.0      2,455.1
 Principal payments on borrowings..............................................   (6,483.5)    (2,215.7)
 Net change in short-term borrowings...........................................   (1,772.1)       347.0
                                                                                ----------- -----------
                                                                                  (1,081.7)       586.4
                                                                                ----------- -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS ..   (3,637.0)     5,052.6
                                                                                ----------- -----------
Effect of changes in exchange rates on cash and cash equivalents ..............       31.7         (9.7)
                                                                                ----------- -----------
Cash used in discontinued operations...........................................         --       (255.4)
                                                                                ----------- -----------
Net (decrease) increase in cash and cash equivalents...........................     (385.2)     1,544.2
Cash and cash equivalents, beginning of period.................................    1,008.7         67.0
                                                                                ----------- -----------
Cash and cash equivalents, end of period.......................................  $   623.5    $ 1,611.2
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

                                         THREE MONTHS ENDED  NINE MONTHS ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                         ------------------ --------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)    1999      1998      1999       1998
                                         -------- --------  ---------- --------
Income from continuing operations ....    $208.6    $123.1   $1,251.9    $461.9
Convertible debt interest, net of
 tax..................................       2.9       2.8        8.5       8.6
                                         -------- --------  ---------- --------
Income from continuing operations, as
 adjusted.............................    $211.5    $125.9   $1,260.4    $470.5
                                         ======== ========  ========== ========
Weighted average shares
 Basic................................     725.8     850.8      764.8     844.8
 Potential dilution of common stock:
  Stock options.......................      36.5       8.6       36.2      31.2
  Convertible debt....................      18.0      18.0       18.0      19.0
                                         -------- --------  ---------- --------
 Diluted..............................     780.3     877.4      819.0     895.0
                                         ======== ========  ========== ========

3. COMPREHENSIVE INCOME

   Components of comprehensive income are summarized as follows:

                                       THREE MONTHS ENDED  NINE MONTHS ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                       ------------------ --------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)  1999      1998      1999       1998
                                       -------- --------  ---------- --------
Net income............................  $201.7    $111.0   $1,426.0    $436.9
Other comprehensive income (loss):
 Currency translation adjustment .....    92.3      45.6       39.0      35.5
 Net unrealized loss on marketable
  securities, net of tax..............   (12.3)     (4.2)      (4.7)     (4.0)
                                       -------- --------  ---------- --------
Comprehensive income..................  $281.7    $152.4   $1,460.3    $468.4
                                       ======== ========  ========== ========

   The components of accumulated other comprehensive loss for the nine months ended September 30, 1999 are as follows:

                             NET UNREALIZED                  ACCUMULATED
                                 LOSS ON       CURRENCY         OTHER
                               MARKETABLE     TRANSLATION   COMPREHENSIVE
(IN MILLIONS)                  SECURITIES     ADJUSTMENT         LOSS
                             -------------- -------------  ---------------
Balance, January 1, 1999 ...      $  --         $(49.4)         $(49.4)
Current period change.......       (4.7)          39.0            34.3
                             -------------- -------------  ---------------
Balance, September 30,
 1999.......................      $(4.7)        $(10.4)         $(15.1)
                             ============== =============  ===============

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

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)  NINE MONTHS ENDED
                                        SEPTEMBER 30, 1998
                                        ------------------
Net revenues..........................       $4,066.6
Income from continuing operations ....          459.3
Net income (1)........................          434.3
Per share information:
Basic
 Income from continuing operations ...       $   0.54
 Net income (1).......................           0.51
 Weighted average shares..............          844.8
Diluted
 Income from continuing operations ...       $   0.52
 Net income (1).......................           0.50
 Weighted average shares..............          895.0

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

   Summarized financial data of discontinued operations are as follows:

STATEMENT OF INCOME:

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                             SEPTEMBER 30, 1998     SEPTEMBER 30, 1998
                                           ---------------------- ----------------------
(IN MILLIONS)                                 CDS      HEBDO MAG     CDS      HEBDO MAG
                                           --------- -----------  --------- -----------
Net revenues..............................   $119.5      $65.2      $345.8     $202.4
                                           --------- -----------  --------- -----------
Income (loss) before income taxes ........    (20.2)      (0.2)      (57.3)      20.4
Provision for (benefit from) income
 taxes....................................     (9.7)       1.4       (22.9)      11.0
                                           --------- -----------  --------- -----------
Net income (loss).........................   $(10.5)     $(1.6)     $(34.4)    $  9.4
                                           ========= ===========  ========= ===========

   The Company allocated $0.3 million and $13.8 million of interest expense to discontinued operations for the nine months ended September 30, 1999 and 1998, respectively. Such interest expense represents the cost of funds associated with businesses acquired by the discontinued business segments at an interest rate consistent with the Company's consolidated effective borrowing rate.

BALANCE SHEET:

                                       DECEMBER 31, 1998
(IN MILLIONS)                                 CDS
                                       -----------------
Current assets........................      $ 284.9
Goodwill..............................        105.7
Other assets..........................         88.2
Total liabilities ....................       (105.2)
                                       -----------------
Net assets of discontinued
 operations...........................      $ 373.6
                                       =================

6. OTHER CHARGES

   MERGER-RELATED COSTS AND OTHER UNUSUAL CHARGES (CREDITS). On September 15, 1999, Netmarket Group, Inc. ("NGI") began operations as an independent company that will pursue the development of the interactive businesses formerly within the Company's direct marketing division. NGI will own, operate, develop and expand the on-line membership businesses, which collectively have 1.3 million on-line members. Prior to September 15, 1999, the Company's ownership of NGI was restructured into common stock and preferred stock interests. The fair market value of the NGI common stock on the date of donation was approximately $20 million. On September 15, 1999, (the "donation date") the Company donated NGI's outstanding common stock to a charitable trust, and NGI issued additional shares of its common stock to certain of its marketing partners. Accordingly, as a result of the change in ownership of NGI's common stock from the Company to independent third parties, prospective from the donation date, NGI's operating results were no longer be included in the Company's consolidated financial statements. The Company retained an ownership in a convertible preferred stock of NGI, which is ultimately exchangeable, at the Company's option until after September 14, 2001, into approximately 78% of NGI's diluted common shares which has a $5 million annual preferred dividend. The convertible preferred stock will be accounted for using the cost method of accounting. The preferred stock dividend will be recorded in income if and when it becomes realizable. Subsequent to the Company's contribution of NGI's common stock to the trust, the Company provided a development advance of $77.0 million to NGI which is contingently repayable to the Company if certain financial targets related to NGI are achieved. The purpose of the development advance was to provide NGI with the funds necessary to develop internet related products and systems, that if successful, would significantly increase the value of NGI. Without these funds, NGI would not have sufficient funds for development activities contemplated in its business plans. Repayment of the advance is therefore solely dependent on the success of these development efforts. The Company recorded a charge, inclusive of transaction costs, of $84.8 million ($48.4 million, after tax) in the third quarter of 1999, in connection with the donation of NGI shares to the charitable trust and the subsequent development advance.

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

   EXECUTIVE TERMINATION. The Company incurred $50.4 million of costs on July 28, 1998 related to the termination of Walter A. Forbes, who resigned as Chairman of the Company and as a member of the

Board of Directors. The severance agreement reached with Mr. Forbes entitled him to the benefits required by his employment contract relating to a termination of Mr. Forbes' employment with the Company for reasons other than for cause. Aggregate benefits given to Mr. Forbes resulted in a charge of $50.4 million comprised of $37.9 million in cash payments and 1.3 million Company stock options, with a Black-Scholes value of $12.5 million. Such options were immediately vested and expire on July 28, 2008. The main benefit to the Company from Mr. Forbes' termination was the resolution of the division of the governance issues that existed at that time between the members of the Board of Directors formerly associated with CUC International Inc. ("CUC") and the members of the Board formerly associated with HFS Incorporated.

   INVESTIGATION-RELATED COSTS. During the three and nine months ended September 30, 1999, the Company incurred $4.6 million and $12.8 million, respectively, of professional fees (primarily litigation-related) and other miscellaneous expenses in connection with accounting irregularities in the former business units of CUC and resulting investigations into such matters ("investigation-related costs").

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

   FLEET. On June 30, 1999, the Company completed the disposition of the fleet business segment ("fleet segment" or "fleet businesses"), which included PHH Vehicle Management Services LLC, Wright Express Corporation, The Harpur Group, Ltd., and other subsidiaries pursuant to an agreement between PHH Corporation ("PHH"), a wholly-owned subsidiary of the Company, and Avis Rent A Car, Inc. ("ARAC"). Pursuant to the agreement, ARAC acquired the net assets of the fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360.0 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation ("Avis Fleet"), a wholly-owned subsidiary of ARAC. The transaction followed a competitive bidding process. Coincident to the closing of the transaction, ARAC refinanced the assumed debt under management programs which was payable to the Company. Accordingly, on June 30, 1999, the Company received additional consideration from ARAC of $3,047.5 million comprised of $3,016.9 million of cash proceeds and a $30.6 million note receivable. On such date, the Company used proceeds of $1,809.4 million to repay outstanding fleet segment financing arrangements. Additionally, in July 1999, the Company utilized cash proceeds from the transaction of $1,033.0 million (received in the form of a dividend payment from PHH) to substantially execute the "Dutch Auction" tender offer by the Company to purchase 50 million shares of Company common stock (See Note 11 -- Shareholders' Equity). As of June 30, 1999, the remaining proceeds were designated to repay outstanding debt as it matures (the borrowings of which had been loaned to the fleet segment to finance the purchases of leased vehicles and to finance other assets under management and mortgage programs.

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

   See Note 13 -- Segment Information -- Fleet for a description of the services which were provided within the fleet segment.

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

8. PENDING ISSUANCE OF TRACKING STOCK

   On September 30, 1999, the Company's Board of Directors approved a new series of Cendant common stock "tracking stock" intended to reflect the performance of the Move.com Group, a group of businesses owned by the Company which will be engaged in providing a broad range of home-related services through a new internet services portal. The tracking stock is subject to shareholder approval. There is currently no tracking stock outstanding. The Company has filed a proxy statement with the SEC, which contains detailed financial information as well as more specific plans concerning the transaction. Although the Move.com Group tracking stock is intended to track the performance of the Move.com Group, holders, if any, will be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. The tracking stock offering, if approved by the shareholders, will enable the Company to issue the tracking stock in one or more private or public financings and perhaps creating a public trading market for the tracking stock. In connection with this announcement, the Company will report the Move.com Group as a separate business segment. See Note 13 -- Segment Information -- Move.com for a description of the services provided.

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Pending Issuance of Tracking Stock" for summarized income state-ment data presented for Cendant Consolidated, the Move.com Group and Cendant excluding the Move.com. Group

9. LITIGATION SETTLEMENT

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

   As previously disclosed, the Company reached a final agreement with plaintiffs' counsel representing the class of holders of its PRIDES securities who purchased their securities on or prior to April 15, 1998 to settle their class action lawsuit against the Company through the issuance of a new "Right" for each PRIDES security held. (See Note 9 -- Litigation Settlement for a more detailed description of the settlement).

   The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the investigations, the Company made all adjustments considered necessary by the Company, which are reflected in its restated financial statements. Although the Company can provide no assurances, the Company does not expect that additional adjustments will be necessary.

   SEE NOTE 14 -- Subsequent Events -- Common Stock Litigation Settlement.

   Other Pending Litigation. The Company and its subsidiaries are involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

11. SHAREHOLDERS' EQUITY

   During 1999, the Company's Board of Directors authorized an additional $1.8 billion of Company common stock to be repurchased under a common share repurchase program, increasing the total authorized amount to be repurchased under the program to $2.8 billion. The Company has executed this program through open market purchases or privately negotiated transactions, subject to bank credit facility covenants and certain rating agency constraints. As of September 30, 1999, the Company repurchased approximately $1.8 billion (93.6 million shares) of Company common stock under the program.

   On July 21, 1999, pursuant to a Dutch Auction self-tender offer to its shareholders, the Company purchased 50 million shares of Company common stock through its wholly-owned subsidiary Cendant Stock Corporation at a price of $22.25 per share (the "Dutch Auction").

   SEE NOTE 14 -- Subsequent Events -- Share Repurchases.

12. NEW ACCOUNTING STANDARDS

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

13. SEGMENT INFORMATION

   Management evaluates each segment's performance on a stand-alone basis based on a modification of earnings before interest, income taxes, depreciation and amortization. For this purpose, Adjusted EBITDA is defined as earnings before non-operating interest, income taxes, depreciation and amortization, adjusted to exclude net gain on disposition of businesses and other items which are of a non-recurring or unusual nature, and are not measured in assessing segment performance or are not segment specific. The Company determined its reportable operating segments based primarily on the types of services it provides, the consumer base to which marketing efforts are directed and the methods used to sell services. Although the Company disposed of its fleet segment on June 30, 1999, the Company added the Move.com Group as an additional reportable operating segment, thereby maintaining the eight reportable operating segments which collectively comprise the Company's continuing operations. Included in the Move.com Group is RentNet, Inc. ("RentNet"), a company acquired during January 1996 and National Home Connection LLC acquired in May 1999. Prior to the formation of the Move.com Group, RentNet's historical financial information was included in our Individual Membership segment. The Company reclassified the financial results of RentNet for the nine months ended September 30, 1998 into the Move.com Group segment. Inter-segment net revenues were not significant to the net revenues of any one segment. A description of the services provided within each of the Company's reportable operating segments is as follows:

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

 MOVE.COM GROUP

   The Move.com Group is a real estate services Internet portal that encompasses all aspects of the home experience, including finding a home, buying or renting a home, moving and post-closing home improvements. The Move.com Group's business consists of three primary sources of revenue: rental directory services, e-commerce/advertising and real estate related products including mortgage brokerage. The Move.com Group integrates and enhances the on-line efforts of the Company's residential real estate brand names and those of the Company's other real estate business units.

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

SEGMENT INFORMATION
(IN MILLIONS)

                                 THREE MONTHS ENDED SEPTEMBER 30,
                       ----------------------------------------------------
                                 1999                      1998
                       ------------------------ ---------------------------
                                     ADJUSTED                   ADJUSTED
                        REVENUES      EBITDA      REVENUES       EBITDA
                       ---------- ------------  ----------- --------------
Travel................  $  311.6      $162.7      $  297.3       $142.2
Real Estate
 Franchise............     161.4       124.4         126.7        102.1
Relocation............     116.8        42.2         130.8         45.6
Mortgage..............     113.8        59.3          79.9         45.4
Individual
 Membership...........     279.6        48.3 (2)     239.6        (10.4)
Insurance/Wholesale ..     143.5        48.3         135.5         32.1
Move.com..............       5.2        (7.7)          3.2         (0.2)
Other Services........     278.5        49.2 (3)     350.0          9.8 (4,5)
Fleet.................        --          --          94.8         40.5
                       ---------- ------------  ----------- --------------
Total.................  $1,410.4      $526.7      $1,457.8       $407.1
                       ========== ============  =========== ==============

                                 NINE MONTHS ENDED SEPTEMBER 30,
                       ----------------------------------------------------
                                 1999                      1998
                       ------------------------ ---------------------------
                                     ADJUSTED                   ADJUSTED
                        REVENUES      EBITDA      REVENUES    EBITDA (10)
                       ---------- ------------  ----------- --------------
Travel................  $  873.2     $  453.9 (6) $  826.5      $  427.0
Real Estate
 Franchise............     416.9        309.7        342.5         264.4
Relocation............     314.5         94.3        340.7          97.6
Mortgage..............     313.6        153.0        251.9         127.7
Individual
 Membership...........     766.8         77.3 (2)    650.1         (68.4)
Insurance/Wholesale ..     426.2        136.6 (7)    406.3         106.7
Move.com..............      11.3        (13.6)         7.8           0.5
Other Services........     788.8        125.6 (8)    751.9 (1)      80.3 (1,5,9)
Fleet.................     207.4         80.8        287.4         131.8
                       ---------- ------------  ----------- --------------
Total.................  $4,118.7     $1,417.6     $3,865.1      $1,167.6
                       ========== ============  =========== ==============

------------
(1) Includes the financial results of NPC from the April 27, 1998 acquisition date.
(2) Excludes an $84.8 million non-recurring charge associated with the formation of NGI.
(3) Excludes (i) $4.6 million of investigation-related costs; (ii) $4.0 million of costs resulting from further consolidation of European call centers in Cork, Ireland; and (iii) $1.1 million of other reorganization related costs.
(4) Excludes (i) $50.4 million of costs associated with separation payments to the Company's former chairman; and (ii) $26.0 million of investigation-related costs.
(5) Includes a $50.0 million non-cash write-off of impaired goodwill associated with the Company's National Library of Poetry subsidiary and certain equity investments in interactive membership businesses.
(6) Excludes a $23.0 million non-recurring charge in connection with the transition of the Company's lodging franchisees to a Company-sponsored property management system.
(7) Includes an $8.2 million reduction in expenses resulting from a change in the estimated amortization lives of accidental death and dismemberment customer acquisition costs.
(8) Excludes (i) $12.8 million of investigation-related costs; (ii) $4.0 million of costs resulting from further consolidation of European call centers in Cork, Ireland; (iii) $1.1 million of costs associated with certain reorganization; (iv) a $7.0 million write-off of deferred acquisition costs incurred in connection with the termination of the proposed acquisition of RACMS; and (v) a $1.3 million gain on the sale of Essex which has been recorded as a credit to merger-related costs and other unusual charges.
(9) Excludes (i) $50.4 million of costs associated with separation payments to the Company's former chairman; and (ii) $58.2 million of investigation-related costs.
(10) Excludes a net credit of $24.4 million associated with changes in the estimate of liabilities previously recorded in connection with merger-related costs and other unusual charges. The aforementioned net credit was comprised of $5.4 million, $1.0 million, $24.1 million and $1.3 million of credits within the Travel, Real Estate Franchise, Other Services and Fleet segments, respectively, and $3.7 million of charges incurred within the Relocation and Mortgage segments, respectively.

   Provided below is a reconciliation of total Adjusted EBITDA for reportable operating segments for the three and nine months ended September 30, 1999 and 1998 to income from continuing operations before income taxes and minority interest.

                                                         THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         ------------------
(IN MILLIONS)                                              1999      1998
                                                         -------- --------
Adjusted EBITDA for reportable segments................. $  526.7  $  407.1
Depreciation and amortization...........................     87.4      88.9
Other charges
 Merger-related costs and other unusual charges
  (credits).............................................     89.9        --
 Other investigation-related costs......................      4.6      11.5
 Investigation-related financing costs..................       --      14.5
 Executive termination..................................       --      50.4
Interest, net...........................................     51.5      31.0
Net gain on disposition of businesses...................     75.3        --
                                                         -------- --------
Income from continuing operations before income taxes
 and minority interest.................................. $  368.6  $  210.8
                                                         ======== ========

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         ------------------
(IN MILLIONS)                                              1999      1998
                                                         -------- --------
Adjusted EBITDA for reportable segments................. $1,417.6  $1,167.6
Depreciation and amortization...........................    277.0     241.3
Other charges
 Merger-related costs and other unusual charges
  (credits).............................................    111.6     (24.4)
 Termination of proposed acquisition....................      7.0        --
 Other investigation-related costs......................     12.8      31.0
 Investigation-related financing costs..................       --      27.2
 Executive termination..................................       --      50.4
Interest, net...........................................    153.8      72.9
Net gain on disposition of businesses...................    824.8        --
                                                         -------- --------
Income from continuing operations before income taxes
 and minority interest.................................. $1,680.2  $  769.2
                                                         ======== ========

14. SUBSEQUENT EVENTS

 COMMON SHARE REPURCHASES

   As of January 7, 2000, the Company repurchased a total of $3.3 billion (162.3 million shares) of its common stock, inclusive of the stock repurchase program, the Dutch Auction, and the 7.1 million shares of the common stock received as partial consideration in connection with the sale of the Hebdo Mag business unit.

 STRATEGIC ALLIANCE

   On December 15, 1999 the Company entered into a strategic alliance with Liberty Media Corporation ("Liberty Media"). Specifically, the Company has agreed to work with Liberty Media to develop internet and related opportunities associated with the Company's travel, mortgage, real estate and membership businesses. Such efforts may include the creation of joint ventures with Liberty Media, and others as well as equity investments in each others businesses.

   The Company will also assist Liberty Media in creating, and will receive a participation in, a new venture that will seek to provide broadband video, voice and data content to the Company's hotels and their guests on a worldwide basis. The Company will also pursue opportunities within the cable industry with Liberty Media to leverage the Company's direct marketing resources and capabilities.

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

 DEBT REDEMPTION

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

 DISPOSITION OF BUSINESSES

   Disposition of EPub. On November 30, 1999, the Company completed the disposition of approximately 85% of its EPub business unit for $281.0 million in cash, inclusive of certain adjustments. The Company will retain approximately 15% of EPub's equity in connection with the transaction. In addition, the Company will have a designee on EPub's Board of Directors. EPub is a marketer and publisher of coupon books and discount programs which provides customers with unique products and services that are designed to enhance a customer's purchasing power.

   Subsequent to the consummation of the transaction, the Company will account for the investment in EPub using the equity method of accounting because, in accordance with Accounting Principles Board Opinions No. 18, the Company believes that its ownership interest combined with our representation on the Board of Directors of EPub gives the Company the ability to exercise significant influence on EPub. Under the equity accounting method, the Company's investments will be increased or reduced to reflect the Company's share of EPub's income or losses. In addition, the Company's earlier classification of EPub as a discontinued operation was reversed in accordance with generally accepted accounting principles.

   Disposition of Green Flag. On November 26, 1999, the Company completed the disposition of its Green Flag business unit for approximately $400 million. Green Flag is a roadside assistance organization based in the UK, which provides a wide range of emergency support and rescue services.

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

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   We are one of the foremost providers of real estate related, travel related, and membership-based consumer and business services in the world. We provide business services to our customers, many of which are consumer services companies, and also provide fee-based services directly to consumers, generally without owning the assets or sharing the risks associated with the underlying businesses of our customers or collaborative partners.

   Our businesses provide a wide range of complementary consumer and business services which together consists of four principal divisions -travel related services, real estate related services, direct marketing services and other consumer and business services. Although the Company disposed of its Fleet segment on June 30, 1999, we added Move.com as an additional reportable operating segment in the third quarter 1999, thereby maintaining eight business segments. The travel services businesses facilitate vacation timeshare exchanges, and franchise car rental and hotel businesses; the real estate related services division franchise real estate brokerage businesses, provide home buyers with mortgages and assist in employee relocation; and the direct marketing services businesses provide an array of value driven products and services. Our other consumer and business services include our tax preparation services franchise, information technology services, car parking facility services, vehicle emergency support and rescue services, discount coupon books (sale pending), credit information services, financial products and other consumer-related services.

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

   In connection with our previously announced program to focus on maximizing the opportunities and growth potential of our existing businesses, we divested or announced our intention to divest several non-strategic businesses and assets and have completed or commenced certain other strategic initiatives related to our internet businesses. Pursuant to such program, we completed the dispositions of North American Outdoor Group, Global Refund Group, the Fleet businesses, Central Credit, Inc., Spark Services, Inc., Match.com, National Leisure Group, National Library of Poetry, Cendant Software Corporation and Hebdo Mag International, Inc. and have entered into definitive agreements to dispose of the Green Flag Group ("Green Flag") and Entertainment Publications, Inc. ("EPub"). The Green Flag and EPub transactions are expected to close during the fourth quarter of 1999. The divestiture program will ultimately generate approximately $4.5 billion in proceeds. (see "Liquidity and Capital Resources -- Divestitures"). As a result of the divesture program, we divested former CUC International Inc. ("CUC") businesses representing 45% of CUC's revenues in 1997, the year in which we merged with HFS Incorporated ("HFS").

   In addition to the above mentioned divestitures, we recently initiated certain internet strategies outlined below.

   On September 30, 1999, we announced that our Board of Directors approved a new series of Cendant common stock to track the performance of the Move.com Group, a group of businesses owned by us which will be engaged in providing a broad range of home-related services through a new internet services portal. The Move.com Group commenced operations in the third quarter of 1999 with the Internet site scheduled to become functional during January 2000. The Board of Directors approved the creation of the Move.com Group and the tracking stock without reviewing financial information related thereto since this was a new venture based upon an existing business, RentNet, Inc. ("RentNet"). Prior to the formation of the Move.com Group, RentNet's historical financial information was included in our Individual Membership segment. Beginning in the third quarter 1999 coincident with our Board of Directors approval to create a new class of common stock, we are providing separate footnote disclosure of the Move.com Group's separate financial information within our Consolidated Financial Statements. We have filed a proxy statement with the Securities and Exchange Commission("SEC"), which contains financial details as well as more specific plans concerning the transaction. If we obtain shareholder approval for the tracking stock, we currently intend to issue such tracking stock in a public offering in the second quarter of 2000. The Move.com Group will integrate and enhance the on-line efforts of our residential real estate brands and those of our other real estate business units. The Move.com Group encompasses all aspects of the home experience including finding a home, buying or renting home, moving and post-closing home improvements.

   The Move.com Group's business consists of three primary sources of revenue: rental directory services, e-commerce/advertising and real estate related products including mortgage brokerage. Although the tracking stock is intended to track the performance of the Move.com Group, holders, if any, will still be subject to all the risks associated with an investment in the Company and all of its businesses, assets and liabilities. In addition to the Move.com site itself, the Move.com Group assets include RentNet, a company we originally acquired in 1996, National Home Connections LLC, a company we acquired in May 1999 and the assets of Metro Rent which we acquired in the fourth quarter of 1999.

   On September 15, 1999, we donated the outstanding common stock of Netmarket, Inc. ("NGI") to a charitable trust and NGI began operations as an independent company that will pursue the development of the interactive on-line businesses formerly within our direct marketing division. NGI will own, operate, develop and expand the on-line membership businesses. We donated NGI's outstanding common stock to a charitable trust and retained an ownership of a convertible preferred stock of NGI, which is ultimately exchangeable, at our option, after September 14, 2001, into approximately 78% of NGI's diluted common shares which has a $5 million annual preferred dividend (see "Liquidity and Capital Resources -- Investment in Netmarket, Inc."). Accordingly, as a result of the change of ownership, NGI's operating results will no longer be included in our consolidated financial statements on a prospective basis.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1999
                                    VS.
                     THREE MONTHS ENDED SEPTEMBER 30, 1998

CONSOLIDATED RESULTS

                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------
(DOLLARS IN MILLIONS)                                        1999        1998     % CHANGE
                                                          ---------- ----------  ----------
Net revenues.............................................  $1,410.4    $1,457.8       (3)%
                                                          ---------- ----------
Expenses
 Operating...............................................     443.6       565.9      (22)%
 Marketing and reservation...............................     270.5       297.2       (9)%
 General and administrative..............................     169.6       187.6      (10)%
                                                          ---------- ----------
                                                              883.7     1,050.7      (16)%
                                                          ---------- ----------
Other charges
 Merger-related costs and other unusual charges
  (credits)..............................................      89.9          --       *
 Other investigation-related costs.......................       4.6        11.5       *
 Investigation-related financing costs...................        --        14.5       *
 Executive termination...................................        --        50.4       *
Depreciation and amortization expense....................      87.4        88.9       (2)%
Interest expense, net....................................      51.5        31.0       66%
Net gain on disposition of businesses....................      75.3          --       *
                                                          ---------- ----------
Pre-tax income from continuing operations before
 minority interest.......................................     368.6       210.8       *
Provision for income taxes...............................     144.3        73.2       97%
Minority interest, net of tax............................      15.7        14.5        8%
                                                          ---------- ----------
Income from continuing operations........................     208.6       123.1       *
Loss from discontinued operations, net of tax ...........        --       (12.1)      *
Loss on sale of discontinued operations, net of tax .....      (6.9)         --       *
                                                          ---------- ----------
Net income...............................................  $  201.7    $  111.0       *
                                                          ========== ==========

------------
* Not meaningful.

 REVENUES

   Revenues decreased $47.4 million (3%) in third quarter 1999 compared with second quarter 1998. Revenues grew in substantially all of our reportable operating segments, however the disposition of non-strategic businesses during 1999 resulted in the consolidated revenue decrease. Significant contributing factors which gave rise to growth in substantially all of our reportable operating segments included growth in the volume of mortgage services provided and an increase in the amount of royalty fees received from our franchised brands, within both our travel and real estate franchise segments. In addition, we experienced strong growth and efficiencies within our direct marketing businesses. A detailed discussion of revenue trends from 1998 to 1999 is included in the section entitled "Results of Reportable Operating Segments -- Third Quarter 1999 vs. Third Quarter 1998."

 OTHER CHARGES

   Executive Terminations. We incurred $50.4 million of costs on July 28, 1998 related to the termination of Walter A. Forbes, who resigned as our Chairman and as a member of our Board of Directors in July 1998. The severance agreement reached with Mr. Forbes entitled him to the benefits required by his employment contract relating to a termination of Mr. Forbes' employment with us for reasons other than for cause. Aggregate benefits given to Mr. Forbes resulted in a charge of $50.4 million comprised of $37.9 million in cash payments and 1.3 million of immediately vested Company stock options, with a Black-Scholes value of $12.5 million. The main benefit to us from Mr. Forbes' termination was the resolution of the division of the governance issues that existed at that time between the members of the Board of Directors formerly associated with CUC and the members of the Board formerly associated with HFS.

   Investigation-Related Costs. During third quarter 1999, we incurred $4.6 million of professional fees and other miscellaneous expenses in connection with accounting irregularities in the former business units of CUC and the resulting investigations into such matters ("investigation-related costs").

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

 NET GAIN ON DISPOSITION OF BUSINESSES

   See "Liquidity and Capital Resources -- Divestitures" for a discussion regarding the dispositions of certain businesses during third quarter 1999 and the resulting net gain from such dispositions.

 PROVISION FOR INCOME TAXES

   Our effective tax rate was increased from 34.7% in 1998 to 39.1% in 1999 due to income taxes provided on the net gain realized upon the disposition of Global Refund Group and Spark Services, Inc. at a higher tax rate than that of continuing operations.

 DISCONTINUED OPERATIONS

   Pursuant to our program to divest non-strategic businesses and assets, we sold our consumer software and classified advertising businesses in January 1999 and December 1998, respectively (see "Liquidity and Capital Resources -- Divestitures -- Discontinued Operations").

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

   The operating results of the consumer software business during 1999, through the date of sale (January 12, 1999) were not material. In 1998, loss from discontinued operations, net of tax, was $12.1 million and was comprised of the following operating results:

                                                 THREE MONTHS ENDED
                                                 SEPTEMBER 30, 1998
                                             -------------------------
(IN MILLIONS)                                  SOFTWARE   ADVERTISING
                                             ----------  -------------
Net revenues................................    $119.5       $65.2
Net loss....................................     (10.5)       (1.6)

RESULTS OF REPORTABLE OPERATING SEGMENTS -- THREE MONTHS ENDED SEPTEMBER 30,
                                                                       1999
                                                     VS.
                                      THREE MONTHS ENDED SEPTEMBER 30, 1998

   The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-operating interest, income taxes, depreciation and amortization, adjusted to exclude net gain on disposition of businesses and other items which are of a non-recurring or unusual nature, and are not measured in assessing segment performance or are not segment specific. Our management believes such discussion is the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies. We identified our reportable operating segments based primarily on the types of services we provide, the consumer base to which marketing efforts are directed and the methods we use to sell services. Although we disposed of our fleet segment on June 30, 1999, we added the Move.com Group as an additional reportable operating segment, thereby maintaining the eight reportable operating segments which collectively comprise our continuing operations. For additional information, including a description of the services provided in each of our reportable operating segments, see Note 13 to the consolidated financial statements.

Three Months Ended September 30,
(Dollars in millions)

                                                                                   ADJUSTED
                                                                                    EBITDA
                            REVENUES                    ADJUSTED EBITDA             MARGIN
                --------------------------------------------------------------- --------------
                                           %                              %
                   1999        1998     CHANGE     1999       1998      CHANGE   1999    1998
                ---------- ----------  -------- ---------  ---------- --------  ------ ------
Travel.........  $  311.6    $  297.3       5%    $162.7     $142.2       14%     52%     48%
Real Estate
 Franchise.....     161.4       126.7      27%     124.4      102.1       22%     77%     81%
Relocation.....     116.8       130.8     (11%)     42.2       45.6       (7%)    36%     35%
Mortgage.......     113.8        79.9      42%      59.3       45.4       31%     52%     57%
Individual
 Membership....     279.6       239.6      17%      48.3(1)   (10.4)        *     17%     (4%)
Insurance/
 Wholesale.....     143.5       135.5       6%      48.3       32.1       50%     34%     24%
Move.com.......       5.2         3.2      63%      (7.7)      (0.2)        *       *       *
Other
 Services......     278.5       350.0     (20%)     49.2(2)     9.8(3,4)    *     18%      3%
Fleet..........        --        94.8        *        --       40.5         *       *     43%
                ---------- ----------           ---------  ----------
Total..........  $1,410.4    $1,457.8      (3%)   $526.7     $407.1       29%     37%     28%
                ========== ==========           =========  ==========

------------
(1) Excludes an $84.8 million non-recurring charge associated with the formation of NGI.
(2) Excludes (i) $4.6 million of investigation-related costs; (ii) $4.0 million of costs resulting from further consolidation of European call centers in Cork, Ireland; and (iii) $1.1 million of other reorganization related costs.
(3) Includes a $50.0 million non-cash write off of certain equity investments in interactive membership businesses and impaired goodwill associated with our National Library of Poetry ("NLP") subsidiary.
(4) Excludes $76.4 million of investigation-related items, including incremental financing costs, and separation payments to our former chairman.
       * Not meaningful.

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

REAL ESTATE FRANCHISE

   Revenues and Adjusted EBITDA increased $34.7 million (27%) and $22.3 million (22%), respectively, in third quarter 1999 compared to third quarter 1998. Royalty fees increased for the CENTURY 21, COLDWELL BANKER and ERA franchise brands collectively by $24.6 million (21%) primarily as a result of a 4% increase in home sale transactions by franchisees and a 7% increase in the average price of homes sold. Home sales by franchisees benefited from strong third quarter 1999 existing domestic home sales, as well as from expansion of our franchise systems. Beginning in second quarter 1999, the financial results of the national advertising funds for the COLDWELL BANKER and ERA brands (the "Advertising Funds") were consolidated into the segment's financial results. This increased third quarter revenues by $8.3 million and increased expenses by the like amount, with no impact on Adjusted EBITDA. The Advertising Funds spend most of their revenues on marketing and advertising expenses for their respective franchise brands. The consolidation of the Advertising Funds reduced the 1999 Adjusted EBITDA margin to 77%, versus 81% in 1998.

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

INDIVIDUAL MEMBERSHIP

   Revenues and Adjusted EBITDA increased $40.0 million (17%) and $58.7 million, respectively, in third quarter 1999 compared to third quarter 1998. The Adjusted EBITDA margin improved to positive 17% from negative 4% for the same period. The revenue growth is principally due to a greater number of members and increases in the average price of a membership. The increase in Adjusted EBITDA margin is primarily due to the revenue increases, since many of the infrastructure costs associated with providing services to members are not dependent on revenue volume. Results also benefited from reduced solicitation spending, as we further refined the targeted audiences for our direct marketing efforts and achieved greater efficiencies in reaching potential new members. Beginning September 15, 1999, Individual Membership's principal on-line businesses are no longer consolidated into our operations as a result of the formation of NGI, which will own, operate, develop and expand those businesses. In the third quarter of 1999, the on-line membership business contributed $15.9 million in revenues but reduced Adjusted EBITDA by $7.2 million.

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

MOVE.COM GROUP

   The Move.com Group is our new internet real estate services portal. We announced in the third quarter of 1999, that we plan to create a new series of common stock intended to reflect the performance of the Move.com Group. The plan to create a new series of tracking stock is subject to stockholder approval. The tracking stock proposal, if adopted, will enable us to issue the Move.com Group tracking stock in one or more private or public financings and perhaps creating a public trading market for the Move.com Group tracking stock. Accordingly, the Move.com Group is reported as a separate business segment beginning third quarter 1999. Revenues increased $2.0 million (63%) to $5.2 million, while Adjusted EBITDA decreased $7.9 million to a loss of $7.7 million in third quarter 1999 compared to third quarter 1998. These results reflect our increased investment in marketing and development of the portal. The revenues and expenses include those of RentNet, which has been contributed to the Move.com Group and were previously included in the Individual Membership segment.

OTHER SERVICES

   Revenues decreased $71.5 million (20%) and Adjusted EBITDA increased $39.4 million, respectively, in third quarter 1999 compared to third quarter 1998. Revenues decreased primarily as a result of the disposition of certain operations including Essex Corporation, ("Essex") in January 1999, National Leisure Group ("NLG") and NLP in May 1999, Spark Services, Inc. ("Spark") in August 1999, Global Refund Group ("Global Refund") in August 1999, and Central Credit, Inc. ("CCI") in September 1999. In addition, EPub revenues decreased due to the timing of field sales. The revenue decreases were partially offset by income from financial investments in 1999 versus a significant loss in 1998. The increase in Adjusted EBITDA was primarily due to a $50.0 million non-cash write-off of assets in 1998 and a $13.0 million increase in the Adjusted EBITDA of our National Car Parks subsidiary in 1999. These increases were partially offset by the revenue items discussed above.

FLEET

   On June 30, 1999, we completed the disposition of our fleet segment for aggregate consideration of $1.8 billion (see "Liquidity and Capital Resources -- Divestitures --Disposition of Fleet Segment"). Revenues and Adjusted EBITDA were $94.8 million and $40.5 million, respectively, in third quarter 1998.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1999
                             VS.
                     NINE MONTHS ENDED SEPTEMBER 30, 1998

CONSOLIDATED RESULTS

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------
(DOLLARS IN MILLIONS)                                        1999        1998     % CHANGE
                                                          ---------- ----------  ----------
Net revenues.............................................  $4,118.7    $3,865.1        7%
                                                          ---------- ----------  ----------
Expenses
 Operating...............................................   1,355.4     1,356.9         *
 Marketing and reservation...............................     820.6       853.2       (4%)
 General and administrative..............................     525.1       487.4        8%
                                                          ---------- ----------  ----------
                                                            2,701.1     2,697.5         *
                                                          ---------- ----------  ----------
Other charges
 Merger-related costs and other unusual charges
  (credits)..............................................     111.6       (24.4)        *
 Termination of proposed acquisition.....................       7.0          --         *
 Other investigation-related costs.......................      12.8        31.0         *
 Investigation-related financing costs ..................        --        27.2         *
 Executive termination...................................        --        50.4         *
Depreciation and amortization expense....................     277.0       241.3       15%
Interest expense, net....................................     153.8        72.9      111%
Net gain on disposition of businesses....................     824.8          --         *
                                                          ---------- ----------  ----------
Pre-tax income from continuing operations before
 minority interest.......................................   1,680.2       769.2         *
Provision for income taxes...............................     382.2       273.0       40%
Minority interest, net of tax............................      46.1        34.3       34%
                                                          ---------- ----------  ----------
Income from continuing operations........................   1,251.9       461.9         *
Loss from discontinued operations, net of tax ...........        --       (25.0)        *
Net gain on sale of discontinued operations, net of tax .     174.1          --         *
                                                          ---------- ----------  ----------
Net income...............................................  $1,426.0    $  436.9         *
                                                          ========== ==========  ==========

------------

*      Not meaningful.

REVENUES

   Revenues increased $253.6 million (7%) during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, which reflected growth in substantially all of our reportable operating segments despite the effects of the disposition of non-strategic businesses. Significant contributing factors which gave rise to such increase included substantial growth in the volume of mortgage services provided and an increase in the amount of royalty fees received from our franchised brands, within both our travel and real estate franchise segments. In addition, we experienced strong growth and efficiencies within our direct marketing businesses. Revenues included the operating results of NPC, which was acquired in April 1998, for all nine months in 1999 compared to the post acquisition period in 1998. A detailed discussion of revenue trends from 1998 to 1999 is included in the section entitled "Results of Reportable Operating Segments -- Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998."

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

INTEREST EXPENSE, NET AND MINORITY INTEREST, NET OF TAX

   Interest expense, net, increased $80.9 million (111%) primarily as a result of higher borrowing costs as well as an increase in the average debt balances outstanding during the nine months ended September 30, 1999 when compared with the same period in 1998. The composition of average debt balances during 1999 included longer-term fixed rate debt carrying higher interest rates as compared to 1998. The higher average debt balance carried during 1999 is principally reflective of incremental borrowings used to finance the April 1998 acquisition of NPC. In addition, minority interest, net of tax, increased $11.8 million (34%). Minority interest, net of tax, is primarily related to the preferred dividends payable in cash on our FELINE PRIDES and the trust preferred securities issued in February 1998 (see "Liquidity and Capital Resources -- Financing Exclusive of Management and Mortgage Financing -- FELINE PRIDES and Trust Preferred Securities").

NET GAIN ON DISPOSITION OF BUSINESSES

   See "Liquidity and Capital Resources -- Divestitures" for a discussion regarding the dispositions of certain businesses during the nine months ended September 30, 1999 and the resulting net gain from such dispositions.

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

   Loss from discontinued operations, net of tax, was $25.0 million in 1998 and was comprised of the following operating results:

                       NINE MONTHS ENDED
                      SEPTEMBER 30, 1998
                   -------------------------
                    CONSUMER    CLASSIFIED
(IN MILLIONS)       SOFTWARE    ADVERTISING
                   ---------- -------------
Net revenues......   $345.8       $202.4
Net income
 (loss)...........    (34.4)         9.4

RESULTS OF REPORTABLE OPERATING SEGMENTS -NINE MONTHS ENDED SEPTEMBER 30,
                                                                    1999
                                                 VS.
                                      NINE MONTHS ENDED SEPTEMBER 30, 1998

Nine Months Ended September 30,
(Dollars in millions)

                                                                                    ADJUSTED EBITDA
                            REVENUES                       ADJUSTED EBITDA               MARGIN
                ------------------------------------------------------------------- ---------------
                                            %                                 %
                   1999        1998      CHANGE      1999       1998 (1)    CHANGE   1999    1998
                ---------- -----------  -------- -----------  ----------- --------  ------ -------
Travel.........  $  873.2    $  826.5       6%     $  453.9(2)  $  427.0       6%     52%      52%
Real Estate
 Franchise.....     416.9       342.5      22%        309.7        264.4      17%     74%      77%
Relocation.....     314.5       340.7      (8%)        94.3         97.6      (3%)    30%      29%
Mortgage.......     313.6       251.9      24%        153.0        127.7      20%     49%      51%
Individual
 Membership....     766.8       650.1      18%         77.3(3)     (68.4)       *     10%     (11%)
Insurance/
 Wholesale.....     426.2       406.3       5%        136.6        106.7      28%     32%      26%
Move.com ......      11.3         7.8      45%        (13.6)         0.5        *       *        *
Other
 Services......     788.8       751.9       5%        125.6(4)      80.3(5,6) 56%     16%      11%
Fleet .........     207.4       287.4        *         80.8        131.8        *     39%      46%
                ---------- -----------           -----------  -----------
Total..........  $4,118.7    $3,865.1       7%     $1,417.6     $1,167.6      21%     34%      30%
                ========== ===========           ===========  ===========

------------
(1) Excludes a net credit of $24.4 million associated with changes in the estimate of liabilities previously recorded in connection with merger-related costs and other unusual charges. The aforementioned net credit was comprised of $5.4 million, $1.0 million, $24.1 million and $1.3 million of credits within the Travel, Real Estate Franchise, Other Services and Fleet segments, respectively, and $3.7 million of charges incurred within each of the Relocation and Mortgage segments, respectively.
(2) Excludes a $23.0 million non-recurring charge in connection with the transition of our lodging franchisees to a Company-sponsored property management system.
(3) Excludes an $84.8 million non-recurring charge associated with the formation of NGI.
(4) Excludes (i) $12.8 million of investigation-related costs; (ii) $4.0 million of costs resulting from further consolidation of European call centers in Cork, Ireland; (iii) $1.1 million of other reorganization related costs; (iv) a $7.0 million write-off of deferred acquisition costs incurred in connection with the termination of the proposed acquisition of RACMS; and (v) a $1.3 million gain on the sale of Essex.
(5) Includes a $50.0 million non-cash write off of certain equity investments in interactive membership businesses and impaired goodwill associated with NLP.
(6) Excludes $108.6 million of investigation-related items, including incremental financing costs, and separation payments to the Company's former chairman.
       * Not meaningful.

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

REAL ESTATE FRANCHISE

   Revenues and Adjusted EBITDA increased $74.4 million (22%) and $45.3 million (17%), respectively, in the first nine months of 1999 compared to the first nine months of 1998. Royalty fees increased for the CENTURY 21, COLDWELL BANKER and ERA franchise brands collectively by $49.9 million (17%) primarily as a result of a 7% increase in both home sale transactions by franchisees and the average price of homes sold. Home sales by franchisees benefited from strong existing domestic home sales in the first nine months of 1999, as well as from expansion of our franchise system. Beginning in second quarter 1999, the financial results of the Advertising Funds for the COLDWELL BANKER and ERA brands were consolidated into the results of the Real Estate Franchise segment, which increased revenues by $23.0 million and increased expenses by a like amount, with no impact on Adjusted EBITDA. Revenues from Preferred Alliance declined $6.7 million compared to the first nine months of 1998. This decrease was offset by a $10.0 million gain on the sale of preferred stock of NRT Incorporated, the independent company we helped form in 1997 to serve as a consolidator of residential real estate brokerages. Since most costs associated with the real estate franchise business do not vary significantly with home sale volume or revenues, the increase in revenues contributed to an improvement of the Adjusted EBITDA margin from 77% in 1998 to 79% in 1999, prior to the consolidation of the Advertising Funds.

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

MOVE.COM GROUP

   Revenues increased $3.5 million (45%) to $11.3 million, while Adjusted EBITDA decreased $14.1 million to a loss of $13.6 million in the first nine months of 1999 compared to the first nine months of 1998. These results reflect our increased investment in marketing and development of the portal. The revenues and expenses include those of RentNet, which has been contributed to the Move.com Group and were previously included in the Individual Membership segment.

OTHER SERVICES

   Revenues and Adjusted EBITDA increased $36.9 million (5%) and $45.3 million (56%), respectively in the nine months of 1999 compared to the nine months of 1998. Revenues increased primarily as a result of the April 1998 acquisition of NPC, which contributed $135.1 million of additional revenues in 1999 compared to 1998. The revenue increase attributable to the NPC acquisition was partially offset by the impact of divested operations, including Essex in January 1999, NLG and NLP in May 1999, Spark and Global Refund in August 1999 and CCI in September 1999. In addition, EPub revenues were reduced due to the timing of field sales. The increase in Adjusted EBITDA was primarily due to the revenue items discussed above and partially offset by increased operating and infrastructure costs.

FLEET

   On June 30, 1999, we completed the disposition of our fleet segment (see "Liquidity and Capital Resources -- Divestitures -- Disposition of Fleet Segment"). Revenues and Adjusted EBITDA were $207.4 million and $80.8 million, respectively, in the first six months of 1999 and $287.4 million and $131.8 million, respectively, in the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

   STRATEGIC ALLIANCE

   On December 15, 1999 we entered into a strategic alliance with Liberty Media Corporation ("Liberty Media"). Specifically, we have agreed to work with Liberty Media to develop internet and related opportunities associated with our travel, mortgage, real estate and membership businesses. Such efforts may include the creation of joint ventures with Liberty Media and others as well as equity investments in each others businesses.

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

   PENDING ISSUANCE OF TRACKING STOCK

   On September 30, 1999, our Board of Directors approved a new series of Cendant common stock ("tracking stock") to track the performance of the Move.com Group, a group of businesses owned by us which will be engaged in providing a broad range of home-related services through a new internet services portal. The tracking stock is subject to shareholder approval. There is currently no common stock outstanding related to the Move.com Group. We have filed a proxy statement with the SEC, which contains detailed financial information as well as more specific plans concerning the transaction. Although the Move.com Group tracking stock is intended to track the performance of the Move.com Group, holders, if any, will be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. The tracking stock offering, if approved by the shareholders, will enable us to sell all or part of the Move.com Group tracking stock in one or more private or public financings and perhaps creating a public trading market for the Move.com Group tracking stock. In connection with this announcement, we will report the Move.com Group as a separate business segment. See Note 13 -- Segment Information -- Move.com Group for a description of the services provided.

   Below is the summarized income statement data of Cendant Consolidated, Move.com Group, and Cendant excluding Move.com Group. Prior to the issuance of the Move.com Group tracking stock, all financial results of the Move.com Group will be allocated to the traditional Cendant stockholders.

                    THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                    CENDANT      MOVE.COM  CENDANT EXCLUDING
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)          CONSOLIDATED     GROUP      MOVE.COM GROUP
                                                -------------- ----------  -----------------
Net revenues...................................    $1,410.4       $ 5.2         $1,405.2
Expenses.......................................     1,117.1        13.4          1,103.7
Net gain on disposition of businesses .........        75.3                         75.3
                                                -------------- ----------  -----------------
Income (loss) before income taxes and minority
 interest......................................       368.6        (8.2)           376.8
Income (loss) from continuing operations ......       208.6        (5.3)           213.9
Earnings per share from continuing operations
 Basic.........................................    $   0.29                     $   0.29
 Diluted.......................................        0.27                         0.28

                    THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                    CENDANT      MOVE.COM  CENDANT EXCLUDING
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)          CONSOLIDATED     GROUP      MOVE.COM GROUP
                                                -------------- ----------  -----------------
Net revenues...................................    $1,457.8       $ 3.2         $1,454.6
Expenses.......................................     1,247.0         3.9          1,243.1
                                                -------------- ----------  -----------------
Income (loss) before income taxes and minority
 interest......................................       210.8        (0.7)           211.5
Income (loss) from continuing operations ......       123.1        (0.4)           123.5
Earnings per share from continuing operations
 Basic.........................................    $   0.14                     $   0.14
 Diluted ......................................        0.14                         0.14

                     NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                    CENDANT      MOVE.COM  CENDANT EXCLUDING
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)          CONSOLIDATED     GROUP      MOVE.COM GROUP
                                                -------------- ----------  -----------------
Net revenues...................................    $4,118.7       $ 11.3        $4,107.4
Expenses.......................................     3,263.3         26.5         3,236.8
Net gain on disposition of businesses .........       824.8                        824.8
                                                -------------- ----------  -----------------
Income (loss) before income taxes and minority
 interest......................................     1,680.2        (15.2)        1,695.4
Income (loss) from continuing operations ......     1,251.9         (9.9)        1,261.8
Earnings per share from continuing operations
 Basic.........................................    $   1.64                     $   1.65
 Diluted.......................................        1.54                         1.55

                     NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                    CENDANT      MOVE.COM  CENDANT EXCLUDING
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)          CONSOLIDATED     GROUP      MOVE.COM GROUP
                                                -------------- ----------  -----------------
Net revenues...................................    $3,865.1       $ 7.8         $3,857.3
Expenses.......................................     3,095.9         8.7          3,087.2
                                                -------------- ----------  -----------------
Income (loss) before income taxes and minority
 interest......................................       769.2        (0.9)           770.1
Income (loss) from continuing operations ......       461.9        (0.5)           462.4
Earnings per share from continuing operations
 Basic.........................................    $   0.55                     $   0.55
 Diluted.......................................        0.53                         0.53

 DIVESTITURES

   During 1998, we implemented a program to divest non-strategic businesses and assets in order to focus on our core businesses, repay debt and repurchase our common stock. Pursuant to such program, we completed or have pending the following dispositions:

   Disposition of EPub. On November 30, 1999, we completed the disposition of approximately 85% of our EPub business unit for $281.0 million in cash, inclusive of certain adjustments. We will retain approximately 15% of EPub's equity in connection with the transaction. In addition, we will have a designee on the EPub's Board of Directors. EPub is a marketer and publisher of coupon books and discount programs which provides customers with unique products and services that are designed to enhance a customer's purchasing power.

   We will account for our investment in EPub using the equity method of accounting because, in accordance with Accounting Principles Board Opinions No. 18, we believe that our ownership interest combined with our representation on the Board of Directors of EPub gives us the ability to exercise significant influence on EPub. Under the equity accounting method, our investments will be increased or reduced to reflect our share of EPub's income or losses. In addition, our earlier classification of EPub as a discontinued operation was reversed in accordance with generally accepted accounting principles.

   Disposition of Green Flag. On November 26, 1999, we completed the disposition of Green Flag business unit for approximately $400 million. Green Flag is a roadside assistance organization based in the UK, which provides a wide range of emergency support and rescue services.

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

   The convertible preferred stock of Avis Fleet is convertible into common stock of ARAC at our option upon the satisfaction of certain conditions, including the per share price of ARAC Class A common stock equaling or exceeding $50 per share and the fleet segment attaining certain EBITDA (earnings before interest, taxes, depreciation and amortization) thresholds, as defined. There are additional circumstances upon which the shares of Avis Fleet convertible preferred stock are automatically or mandatorily convertible into ARAC common stock. At September 30 1999, we beneficially owned approximately 18% of the outstanding Class A common stock of ARAC. If all of the Avis Fleet convertible preferred stock was converted into common stock of ARAC, as of the closing date, we would have owned approximately 33% of ARAC's outstanding common equity (although the voting interest would be limited, in most instances to 20%). At December 31, 1999, our ownership percentage of outstanding Class A Common Stock of ARAC was 18%.

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

 INVESTMENT IN NETMARKET GROUP, INC.

   On September 15, 1999, Netmarket Group, Inc. ("NGI") began operations as an independent company that will pursue the development of the interactive businesses formerly within our direct marketing division. NGI will own, operate, develop and expand the on-line membership businesses, including Netmarket.com, Travelers Advantage, Auto Vantage, Privacy Guard and Hagglezone.com, which collectively have 1.3 million on-line members (and are expected to produce approximately $70.0 million of revenues in 1999). Prior to September 15, 1999, our ownership of NGI was restructured into common stock and preferred stock interests. On September 15, 1999 (the "donation date"), we donated NGI's outstanding common stock to a charitable trust (the "Trust") and, NGI intended to issue additional shares of its common stock to certain of its marketing partners. This structure would allow NGI to use its equity to attract, retain and incent employees, to permit NGI to pursue strategic alliances and acquisitions and to make operational and strategic decisions without the need to consider the impact of those decisions on us. In addition, the contribution would establish a charitable foundation that would enhance our image in the marketplace. Although no assurances can be given, we believe the donation of NGI to a separate autonomous entity will increase the likelihood that NGI will be successful and increase in value thereby increasing the value of our investment. Our shareholders should benefit from the potential increased value. The beneficiaries of the Trust include The Inner City Games Foundation, The Susan G. Komen Breast Cancer Foundation, Inc. and Community Funds, Inc. The fair market value of NGI common stock on the date of contribution was estimated to be approximately $20 million. Accordingly, as a result of the change in ownership of NGI's common stock from us to independent third parties, prospective from the donation date, NGI'S operating results were no longer included in our consolidated financial statements. We retained the opportunity to participate in NGI's value through the ownership of a convertible preferred stock of NGI, which is ultimately exchangeable, at our option, until after September 14, 2001, into approximately 78% of NGI's diluted common shares which has a $5 million annual preferred dividend. The convertible preferred stock will be accounted for using the cost method of accounting. The preferred stock dividend will be recorded in income if and when it becomes realizable. Subsequent to our contribution of NGI's common stock to the trust, we provided a development advance of $77.0 million to NGI, which is contingently repayable to us if certain financial targets related to NGI are achieved. The purpose of the development advance was to provide NGI with the funds necessary to develop internet related products and systems, that if successful, would significantly increase the value of NGI. Without these funds, NGI would not have sufficient funds for development activities contemplated in its business plans. Repayment of the advance is therefore solely dependent on the success of these development efforts. We recorded a charge, inclusive of transaction costs of $84.8 million ($48.4 million, after tax), during the third quarter of 1999, in connection with the donation of NGI shares to the charitable trust and the subsequent development advance.

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

   On December 10, 1999, our Board of Directors approved the redemption of all outstanding $400 million 7 1/2% Senior Notes on January 21, 2000. The redemption price is the greater of par or the make whole call option plus 50 basis points.

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

   On March 17, 1999, we reached a final agreement to settle a class action lawsuit that was brought on behalf of the holders of PRIDES securities who purchased their securities on or prior to April 15, 1998. Under the terms of the final agreement, only holders who owned PRIDES at the close of business on April 15, 1998 will be eligible to receive a new additional "Right" for each PRIDES security held. At any time during the life of the Rights (expires February 2001), holders may (i) sell them or (ii) exercise them by delivering to us three Rights together with two PRIDES in exchange for two new PRIDES (the "New PRIDES"). The terms of the New PRIDES will be the same as the original PRIDES except that the conversion rate will be revised so that, at the time the Rights are distributed, each New PRIDES will have a value equal to $17.57 more than each original PRIDES, or, in the aggregate, approximately $351.0 million. The final agreement also requires us to offer to sell four million additional PRIDES (having identical terms to currently outstanding PRIDES) to holders of Rights for cash, at a value which will be based on the valuation model that was utilized to set the conversion rate of the New PRIDES. The offering of additional PRIDES will be made only pursuant to a prospectus filed with the SEC. We currently expect to use the proceeds of such an offering for general corporate purposes. The arrangement to offer additional PRIDES is designed to enhance the trading value of the Rights by removing up to six million Rights from circulation via exchanges associated with the offering and to enhance the open market liquidity of New PRIDES by creating four million New PRIDES via exchanges associated with the offering. If holders of Rights do not acquire all such PRIDES, they will be offered to the public. Under the settlement agreement, we also agreed to file a shelf registration statement for an additional 15 million special PRIDES, which could be issued by us at any time for cash. However, during the last 30 days prior to the expiration of the Rights in February 2001, we will be required to make these additional PRIDES available to holders of Rights at a price in cash equal to 105% of their theoretical value. The special PRIDES, if issued, would have the same terms as the currently outstanding PRIDES and could be used to exercise Rights. Based on a market price of $15.75 on (calculated based on the average closing price per share of our common stock for the consecutive five day period ended October 22, 1999), the effect of the issuance of the New PRIDES will be to distribute approximately 22 million more shares of our common stock when the mandatory purchase of our common stock associated with the PRIDES occurs in February 2001.

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

FINANCING RELATED TO MANAGEMENT AND MORTGAGE PROGRAMS

   Our PHH subsidiary operates our mortgage and relocation services businesses as a separate public reporting entity and supports originated mortgages and advances under relocation contracts primarily by issuing commercial paper and medium term notes and maintaining securitized obligations. Such financing is not classified based on contractual maturities, but rather is included in liabilities under management and mortgage programs rather than long-term debt since such debt corresponds directly with high quality related assets. Prior to the June 30, 1999 disposition of our fleet segment, fleet business operations were also funded using such financing arrangements. Upon the disposition, we received cash proceeds equivalent to the outstanding debt applicable to our fleet segment (see "Liquidity and Capital Resources -- Divestitures -- Disposition of Fleet Segment"). PHH continues to pursue opportunities to reduce its borrowing requirements by securitizing increasing amounts of its high quality assets. We currently have an agreement, expiring 2001 under which an unaffiliated buyer, Bishops Gate Residential Mortgage Trust, a special purpose entity, (the "Buyer") commits to purchase, at our option, mortgage loans originated by us on a daily basis, up to the Buyer's asset limit of $2.4 billion. Under the terms of this sale agreement, we retain the servicing rights on the mortgage loans sold to the Buyer and provide the Buyer with options to sell or securitize the mortgage loans into the secondary market. At September 30, 1999, we were servicing approximately $997.7 million of mortgage loans owned by the Buyer.

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

                                   SEPTEMBER 30,    DECEMBER 31,
(IN BILLIONS)                           1999            1998
                                  --------------- --------------
Commercial paper.................       $0.6            $2.5
Medium-term notes................        1.3             2.3
Securitized obligations..........        0.8             1.9
Other............................        0.1             0.2
                                  --------------- --------------
                                        $2.8            $6.9
                                  =============== ==============

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

COMMON SHARE REPURCHASES

   During 1999, our Board of Directors authorized an additional $1.8 billion of our common stock to be repurchased under a common share repurchase program, increasing the total authorized amount that can be repurchased under the program to $2.8 billion. We have executed this program through open-market purchases or privately negotiated transactions.

   In July 21, 1999, pursuant to a Dutch Auction self-tender offer to our shareholders, we purchased 50 million shares of our common stock through our wholly owned subsidiary Cendant Stock Corporation at a price of $22.25 per share. We financed the purchase of shares costing $1.1 billion with proceeds received from our June 30, 1999 disposition of our fleet segment.

   As of January 7, 2000, we repurchased a total of $3.3 billion (162.3 million shares) of our common stock inclusive of the program, the Dutch Auction, and the 7.1 million shares of our common stock received as partial consideration in connection with the sale of our Hebdo Mag subsidiary.

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

   We generated $1.2 billion in cash flows from investing activities during the nine months ended September 30, 1999 representing a $5.2 billion increase from the nine months ended September 30, 1998. The incremental cash flows from investing activities was primarily attributable to $2.8 billion of net cash proceeds received from the disposition of the net assets of our fleet segment as well as the disposition of other businesses during 1999. See "Liquidity and Capital Resources --Divestitures" for more detailed information concerning these dispositions. In addition, during 1998, we used net cash of $2.7 billion for the purchases of businesses and other acquisition related payments. Companies acquired in 1998 included NPC and Jackson Hewitt.

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

YEAR 2000 COMPLIANCE

   The Year 2000 presents the risk that information systems will be unable to recognize and process date-sensitive information properly beginning and after January 1, 2000. To minimize or eliminate the effect of the Year 2000 risk on our business systems and applications, we are continually identifying, evaluating, implementing and testing changes to our computer systems, applications and software necessary to achieve Year 2000 compliance. As part of our Year 2000 initiative, we selected a team of managers (the "Project Managers") to identify, evaluate and implement a plan to bring all of our critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The Year 2000 initiative consists of four phases: (i) identification of all critical business systems subject to Year 2000 risk (the "Identification Phase"); (ii) assessment of such business systems and applications to determine the method of correcting any Year 2000 problems (the "Assessment Phase"); (iii) implementing the corrective measures (the "Implementation Phase"); and (iv) testing and maintaining system compliance (the "Testing Phase"). As of November 30, 1999 we have substantially completed each of the above stated Phases and have identified and assessed five areas of risk: (i) internally developed business applications, of which 99% of the mission critical business applications have been corrected/replaced; (ii) third party vendor software, such as business applications, operating systems and special function software, of which 99% of the mission critical vendor software has been upgraded/replaced; (iii) computer hardware components, of which 98% of the mission critical hardware components have been upgraded/replaced; (iv) electronic data transfer systems between our customers, third party providers and us, of which 99% of the mission critical electronic interfaces have been corrected/replaced; and (v) embedded systems, such as phone switches, check writers and alarm systems, of which 99% of the mission critical embedded systems have been upgraded/replaced and nearly 100% of the mission critical telecommunications systems have been upgraded/replaced. In addition, as part of our assessment process we have developed contingency plans as considered necessary.

   We rely on third party providers for services such as telecommunications, Internet service, utilities, components for our embedded and other systems and other key services. Interruption of those services due to Year 2000 issues could have a material adverse impact on our operations. However, we cannot directly control the Year 2000 compliance of third party provider systems. During the Identification Phase we sent written inquiries on Year 2000 readiness to third party providers requiring from them a formal written response. In the Assessment Phase we identified mission critical third party providers/suppliers and determined that approximately 35% of software vendors were mission critical, 28% of hardware vendors were mission critical, 77% of data interfaces were mission critical (this percentage includes Cendant data interfaces), 74% of telecommunications systems were mission critical, 5% of embedded systems were mission critical, and 20% of all suppliers were considered to be mission critical; percentages of readiness are cited in the first paragraph for all providers except suppliers, with respect to suppliers, 95% of the mission critical suppliers have provided readiness statements; to confirm readiness with key suppliers follow-up confirmation activities have been taken such as on-site visits and tests on a selected basis, in addition, we worked with other key third party providers to test and remediate such systems for Year 2000 compliance. For mission critical third party providers who did not supply readiness information, the Project Managers have taken actions such as follow up phone calls or communications, site visits or change in third party providers. Furthermore, we have also made significant progress toward joint contingency planning with regard to our third party providers. We are confident that the contingency planning phases will be completed prior to December 31, 1999.

   The total cost of the Company's Year 2000 compliance plan is anticipated to be $55 million. Approximately $49 million of these costs were incurred through September 30, 1999, and the Company expects to incur the balance of such costs to complete the compliance plan. The Company has been expensing and capitalizing the costs to complete the compliance plan in accordance with appropriate accounting policies. Variations from anticipated expenditures and the effect on the Company's future results of operations are not anticipated to be material in any given year. However, if Year 2000 modifications and conversions are not made, or are not completed in time, the Year 2000 problem could have a material impact on the operations and financial condition of the Company.

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

   The above is a "Year 2000 Readiness Disclosure" as defined in, and in conformance with, the Year 2000 Information and Readiness Disclosure Act of 1998 (Pub. L. 105-271, 112 Stat. 2386).

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

   The Company uses a discounted cash flow model in determining the fair market value of relocation receivable, equity advances on homes, mortgages, commitments to fund mortgages, mortgage servicing rights and mortgage-backed securities. The primary assumptions used in these models are prepayment speeds and discount rates. In determining the fair market value of mortgage servicing rights and mortgage-backed securities, the models also utilize as primary assumptions credit losses and mortgage servicing revenues and expenses. In addition, for commitments to fund mortgages, the borrowers propensity to close their mortgage loan under the commitment is used as a primary assumption. For mortgages and commitments to fund mortgages forward delivery contracts and options, the Company uses an option-adjusted spread ("OAS") model in determining the impact of interest rate shifts. The

Company also utilizes the OAS model to determine the impact of interest rate shifts on mortgage servicing rights and mortgage-backed securities. The primary assumption in an OAS model is the implied market volatility of interest rates and prepayment speeds and the same primary assumptions used in determining fair market value.

   The Company uses a duration-based model in determining the impact of interest rate shifts on its debt portfolio and interest rate derivatives portfolios. The primary assumption used in these models is that a 10% increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

   The Company uses a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated derivatives and monetary assets and liabilities. The primary assumption used in these models is that the U.S. dollar uniformly weakened or strengthened by a 10% change against all currency exposures of the Company at September 30, 1999.

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

   The Company used September 30, 1999 market rates on its instruments to perform the sensitivity analyses separately for each of the Company's market risk exposures -interest and currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs above and assuming instantaneous, parallel shifts in interest rate yield curves and exchange rates.

   The Company has determined that the impact of a 10% change in interest and foreign currency exchange rates and prices on its earnings, fair values and cash flows would not be material.

   While these results may be used as benchmarks, they should not be viewed as forecasts.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   The discussions contained under the headings "Litigation Settlement" in
Note 9 and "Litigation -- Accounting Irregularities" in Note 10 contained in
PART I -- FINANCIAL INFORMATION, Item 1 -- Financial Statements, are incorporated herein by reference in their entirety.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

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

                                      CENDANT CORPORATION

                                      By: /s/ David M. Johnson
                                      ----------------------------------------
                                      David M. Johnson Senior Executive Vice
                                      President and Chief Financial Officer

                                      By: /s/ Jon F. Danski
                                      Jon F. Danski Executive Vice President,
                                      Finance and
Date: February 4, 2000                Chief Accounting Officer