Form 10-K
period 1999-12-31
CENDANT CORP
filed 2000-03-01
CIK 723612

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ------------

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                           COMMISSION FILE NO. 1-10308

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
   Common Stock, Par Value $.01       New York Stock Exchange
         Income PRIDES(SM)            New York Stock Exchange
        Growth PRIDES (SM)            New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                  6.45% Trust Originated Preferred Securities
                             7 3/4% Notes due 2003
                  3% Convertible Subordinated Notes Due 2002


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the New York Stock Exchange on February 24, 2000 was $12,368,280,865. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

     The number of shares outstanding of each of the Registrant's classes of common stock was 725,692,057 as of February 24, 2000.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement, dated February 10, 2000, which was mailed to stockholders in connection with the registrant's special stockholders' meeting to be held March 21, 2000 (the "Special Proxy Statement") and the registrant's definitive proxy statement to be mailed to stockholders in connection with our annual stockholders meeting to be held on May 25, 2000 (the "Annual Proxy Statement") are incorporated by reference into
Part III hereof.

             DOCUMENT CONSTITUTING PART OF SECTION 10(A) PROSPECTUS
                      FOR FORM S-8 REGISTRATION STATEMENTS

     This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

                               TABLE OF CONTENTS


 ITEM                                      DESCRIPTION                                           PAGE
 ----                                      -----------                                           ----
       PART I
   1   Business .................................................................................  1
   2   Properties ............................................................................... 36
   3   Legal Proceedings ........................................................................ 37
   4   Submission of Matters to a Vote of Security Holders ...................................... 43

       PART II
   5   Market for the Registrant's Common Equity and Related Stockholder Matters ................ 45
   6   Selected Financial Data .................................................................. 46
   7   Management's Discussion and Analysis of Financial Condition and Results of Operations      47
  7a   Quantitative and Qualitative Disclosures about Market Risk ............................... 66
   8   Financial Statements and Supplementary Data .............................................. 67
   9   Changes in and Disagreements with Accountants on Accounting and Financial
       Disclosure ............................................................................... 67

       PART III
  10   Directors and Executive Officers of the Registrant ....................................... 68
  11   Executive Compensation ................................................................... 68
  12   Security Ownership of Certain Beneficial Owners and Management ........................... 68
  13   Certain Relationships and Related Transactions ........................................... 68

       PART IV
  14   Exhibits, Financial Statement Schedules and Reports on Form 8-K .......................... 68


       Signatures ............................................................................... 69
       Index to Exhibits ........................................................................ 71

                                     PART I

ITEM 1. BUSINESS

     Except as expressly indicated or unless the context otherwise requires, the "Company", "Cendant", "we", "our", or "us" means Cendant Corporation, a Delaware Corporation, and its subsidiaries.

GENERAL

     We are one of the foremost providers of travel related, real estate related and direct marketing consumer and business services in the world. We were created through the merger (the "Merger") of HFS Incorporated ("HFS") into CUC International, Inc. ("CUC") in December 1997 with the resultant corporation being renamed Cendant Corporation.

     We operate in four principal divisions -- travel related services, real estate related services, direct marketing services and diversified services. Our businesses provide a wide range of complementary consumer and business services, which together represent eight business segments. The travel related services businesses facilitate vacation timeshare exchanges and franchise car rental and hotel businesses; the real estate related services businesses franchise real estate brokerage businesses, provide home buyers with mortgages, assist in employee relocations and provide consumers with relocation, real estate and home-related products and services through our Move.com network of websites; and the direct marketing services businesses provide an array of value driven products and services. Our diversified services businesses include our tax preparation services franchise, information technology services, car parks in the United Kingdom and other consumer-related services.

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

Real Estate Related Services

     Our real estate division consists of the real estate franchise, Move.com Group, relocation and mortgage segments. In the real estate franchise segment, we franchise real estate brokerage offices under the CENTURY 21 (Registered Trademark) , COLDWELL BANKER (Registered Trademark) and ERA (Registered Trademark) real estate brokerage franchise systems and are the world's largest real estate brokerage franchisor. In the Move.com Group Segment, we operate a popular network of Web sites which offer a wide selection of quality relocation, real estate and home-related products and services. In the relocation segment, our Cendant Mobility Services Corporation subsidiary is the largest provider of corporate relocation services in the world, offering relocation clients a variety of services in connection with the transfer of a client's employees. In the mortgage segment, our Cendant Mortgage Corporation ("Cendant Mortgage") subsidiary originates, sells and services residential mortgage loans in the United States, marketing such services to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and mortgage banks.

Direct Marketing Services

     Our direct marketing division is divided into two segments: individual membership and insurance/ wholesale. The individual membership segment, with approximately 25 million memberships, provides customers with access to a variety of discounted products and services in such areas as retail shopping, travel, auto, dining, and home improvement. The insurance/wholesale segment, with over 50 million customers, markets and administers insurance products, primarily accidental death and dismemberment insurance and term life insurance, and also provides products and services such as checking account enhancement packages, financial products and discount programs to customers of various financial institutions. Our direct marketing activities are conducted principally through our Cendant Membership Services, Inc. subsidiary and certain of the Company's other wholly-owned subsidiaries, including FISI*Madison Financial Corporation ("FISI"), Benefit Consultants, Inc. ("BCI") and Cendant International Membership Services, Ltd. ("CIMS").

Diversified Services

     We also provide a variety of other consumer and business services. Our Jackson Hewitt Inc. ("Jackson Hewitt") subsidiary operates the second largest tax preparation service system in the United States with locations in 43 states and franchises a system of approximately 3,000 offices that specialize in computerized preparation of federal and state individual income tax returns. Our National Car Parks Limited ("NCP") subsidiary operates car parks throughout the United Kingdom. We also provide information technology services and other consumer services.

RECENT DEVELOPMENTS

Strategic Developments

     In connection with our previously announced plan to focus on maximizing the opportunities and growth potential of our existing businesses, we have divested certain non-strategic businesses and assets and have completed or commenced certain other strategic initiatives related to the Internet as stated below. The divestiture program has resulted in the disposition of 18 business units, the proceeds of which have been partially utilized to repurchase our common stock and reduce our indebtedness.

Disposition of Businesses

     In connection with the aforementioned program, we have completed the following dispositions during 1999:

     Entertainment Publications, Inc. On November 30, 1999, we completed the disposition of approximately 85% of our Entertainment Publications, Inc. ("EPub") business unit for approximately $281 million in cash. We retained approximately 15% of EPub's common equity in connection with the transaction. In addition, we will have a designee on the EPub Board of Directors.

     We account for our investment in EPub using the equity method of accounting because, in accordance with Accounting Principles Board Opinions No. 18, we believe that our ownership interest combined with our representation on the Board of Directors of EPub gives us the ability to exercise significant influence on EPub. Under the equity method of accounting, our investments will be increased or reduced to reflect our share of EPub's income or losses.

     Green Flag. On November 26, 1999, we completed the disposition of our Green Flag business unit for approximately $401 million. Green Flag is a roadside assistance organization based in the United Kingdom, which provides a wide range of emergency support and rescue services.

     North American Outdoor Group. On October 8, 1999, we completed the disposition of 94% of our North American Outdoor Group ("NAOG") business unit for approximately $141 million in cash and will retain approximately 6% of NAOG's equity in connection with the transaction. We account for this investment in NAOG using the cost method of accounting.

     Global Refund Group. On August 24, 1999, we completed the sale of our Global Refund Group subsidiary ("Global Refund") for approximately $158 million in cash. Global Refund, formerly known as Europe Tax Free Shopping, was a value-added tax refund services company.

     Fleet. On June 30, 1999, we completed the disposition of the fleet business segment ("fleet segment" or "fleet businesses"), which included PHH Vehicle Management Services Corporation, Wright Express Corporation, The Harpur Group, Ltd., and other subsidiaries pursuant to an agreement between our PHH Corporation ("PHH") subsidiary and ARAC. Pursuant to the agreement, ARAC acquired net assets of the fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation, a wholly-owned subsidiary of ARAC. We account for the convertible preferred stock using the cost method of accounting.

     Cendant Software Corporation. On January 12, 1999, we completed the sale of our consumer software division, Cendant Software Corporation and its subsidiaries, to Paris-based Havas SA, a subsidiary of Vivendi SA, for approximately $770 million in cash.

     Other Businesses. During 1999, we completed the dispositions of certain other businesses, including Central Credit, Inc., Spark Services, Inc., Match.com, National Leisure Group, National Library of Poetry and Essex Corporation. Aggregate consideration received on the dispositions of such businesses was comprised of $116 million in cash and 1.9 million shares of common stock of Ticketmaster On-line-City Search, Inc., which we received in the sale of Match.com.

Internet Developments

     As part of our focus on maximizing the opportunities and growth potential of our existing businesses, we have completed or have pending the following Internet initiatives:

     New Real Estate Portal -- Move.com Group. In January 2000, we launched the Move.com Internet portal, our flagship relocation, real estate and home-related products and services Web site. In connection therewith we mailed a proxy statement on February 10, 2000 to stockholders proposing the creation of a new class of common stock ("Move.com Stock") to track the performance of the Move.com Group, a group of businesses, assets and liabilities of Cendant that are dedicated to providing online relocation, real estate and home-related products and services. We also filed a registration statement on Form S-3 on February 14, 2000 in connection with a proposed initial public offering of Move.com stock in the second quarter of 2000. Move.com Group operates a popular network of Web sites, including move.com, rent.net, century21.com, coldwellbanker.com, era.com, seniorhousing.net, corporatehousing.net, selfstorage.net and welcomewagon.net, which offer a wide selection of quality relocation, real estate and home-related products and services. Move.com Group also offers a broad-based distribution platform for its business partners, who are trying to reach a highly targeted and valued group of consumers at the most opportune times.

     Strategic Alliance. On December 15, 1999, we entered into a strategic alliance with Liberty Media Corporation ("Liberty Media"). Specifically, we have agreed to work together with Liberty Media to develop Internet and related opportunities associated with our travel, mortgage, real estate and direct marketing businesses. Such efforts may include the creation of joint ventures between Liberty Media and Cendant as well as additional equity investments in each others' businesses. However, we can make no assurances that any alliances or additional equity investments will be made or the timing thereof.

     We will also assist Liberty Media in creating, and will receive an equity participation in, a new venture that will seek to provide broadband video, voice and data content to our hotels and their guests on a worldwide basis. We will also pursue opportunities within the cable industry with Liberty Media to leverage our direct marketing resources and capabilities.

     On February 7, 2000, Liberty Media invested $400 million in cash to purchase 18 million shares of our common stock and a two-year warrant to purchase approximately 29 million shares of our common stock at an exercise price of $23.00 per share. The common stock, together with the common stock underlying the warrant, represents approximately 6.3% of our outstanding shares after giving effect to the aforementioned transaction. We also announced that Liberty Media Chairman, John C. Malone, Ph.D., will join our board of directors and has also committed to purchase one million shares of our common stock for approximately $17 million in cash.

     Netmarket Group, Inc. Transaction. On September 15, 1999, Netmarket Group, Inc. ("NGI") began operations as an independent company that pursues the development of certain interactive businesses formerly within our direct marketing division. NGI owns, operates and develops the online membership businesses, which collectively have approximately 1.4 million online members. Prior to September 15, 1999, our ownership of NGI was restructured into common stock and preferred stock interests. On September 15, 1999, we donated NGI's outstanding common stock to a charitable trust, and NGI issued additional shares of its common stock to certain of its marketing partners. Accordingly, as a result of the change in ownership of NGI's common stock from us to independent third parties, NGI's operating results are no longer included in our Consolidated Financial Statements. We retained the opportunity to participate in NGI's value through the ownership of convertible preferred stock of NGI, which is ultimately convertible, at our option, after September 14, 2001, into 78% of NGI's diluted common shares which has a $5 million annual preferred dividend. The convertible preferred stock is accounted for using the cost method of accounting. The preferred stock dividend will be recorded in income if and when it becomes realizable.

     Formation of Cendant Internet Group. On January 31, 2000 we announced the formation of the Cendant Internet Group ("CIG") to spearhead the convergence of our offline and online assets. Over the next several months, we expect to develop a comprehensive Internet plan which delivers several new business applications and e-enable the Cendant organization. During this time frame, the Company also expects to enter into related alliances and investments to further enhance its digital strategy. CIG intends to work closely with Liberty Media and our operating divisions to achieve this convergence vision.

Class Action Litigation and Government Investigation

     Since our April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, approximately 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on our behalf and several individual lawsuits and arbitration proceedings have been filed against us and, among others, our predecessor, HFS, and several current and former officers and directors of Cendant and HFS. These lawsuits assert, among other things, various claims under the federal securities laws including claims under sections 11, 12 and 15 of the Securities Act of 1933 and sections 10(b), 14(a) and 20(a) of and Rules 10b-5 and 14a-9 under the Securities Exchange Act of 1934 and state, statutory and common laws, including claims that financial statements previously issued by us allegedly were false and misleading that these statements allegedly caused the price of our securities to be artificially inflated. SEE "ITEM 3. LEGAL PROCEEDINGS".

     In addition, the staff of the Securities and Exchange Commission (the "SEC") and the United States Attorney for the District of New Jersey are conducting investigations relating to the accounting irregularities. The SEC staff has advised us that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from our internal investigations, we made all adjustments considered necessary which are reflected in our previously filed restated financial statements. Although we can provide no assurances that additional adjustments will not be necessary as a result of these government investigations, we do not expect that additional adjustments will be necessary.

     On December 7, 1999, we announced that we reached a preliminary agreement to settle the principal securities class action pending against us in the U.S. District Court in Newark, New Jersey relating to the aforementioned class action lawsuits. Under the agreement, we would pay the class members approximately $2.85 billion in cash, an increase from approximately $2.83 billion previously reported. The increase is a result of continued negotiation toward definitive documents relating to additional costs to be paid to the plaintiff class. The settlement remains subject to execution of a definitive settlement agreement and approval by the U.S. District Court. If the preliminary settlement is not approved by the U.S. District Court, we can make no assurances that the final outcome or settlement of such proceedings will not be for an amount greater than that set forth in the preliminary agreement. We currently plan to fund the settlement through the use of available cash, the issuance of debt securities and/or the issuance of equity securities. We intend to finance the cost of the settlement so as to maintain our investment grade ratings.

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

     Based on the settlement, we recorded an after tax charge of approximately $228 million, or $0.26 per diluted share, which is $351 million pre-tax, in the fourth quarter of 1998. We recorded an increase in additional paid-in capital of $350 million offset by a decrease in retained earnings of $228 million, resulting in a net increase in shareholders' equity of $122 million as a result of the prospective issuance of the common stock. As a result, the settlement should not reduce net book value. In addition, the settlement is not expected to reduce 2000 earnings per share unless our common stock price materially appreciates. SEE "ITEM 3. LEGAL PROCEEDINGS" for a more detailed description of the settlement.

                                     * * *

     We continually explore and conduct discussions with regard to acquisitions and other strategic corporate transactions in our industries and in other franchise, franchisable or service businesses. As part of this regular on-going evaluation of acquisition opportunities, we currently are engaged in a number of separate, unrelated preliminary discussions concerning possible acquisitions. The purchase price for the possible acquisitions may be paid in cash, through the issuance of our common stock (which would increase the number of our common stock outstanding) or other securities of the Company, borrowings, or a combination thereof. Prior to consummating any such possible acquisition, we will need, among other things, to initiate and complete satisfactorily our due diligence investigations; negotiate the financial and other terms (including price) and conditions of such acquisitions; obtain appropriate Board of Directors, regulatory and other necessary consents and approvals; and secure financing. No assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. In the past, we have been involved in both relatively small acquisitions and acquisitions which have been significant.

FINANCIAL INFORMATION

     Financial information about our business segments may be found in Note 24 to our Consolidated Financial Statements presented in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

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

    o our ability to successfully implement our plan to create a tracking stock for our new real estate portal (described in "Businesses and Recent Developments");

    o our ability to develop and implement operational and financial systems to manage rapidly growing operations;

    o  competition in our existing and potential future lines of business;

    o our ability to obtain financing on acceptable terms to finance our growth strategy and for us to operate within the limitations imposed by financing arrangements; and

    o  the effect of changes in current interest rates.

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

PRINCIPAL EXECUTIVE OFFICE

     Our principal executive offices are located at 9 West 57th Street, New York, New York 10019 (telephone number: (212) 413-1800).

TRAVEL DIVISION

TRAVEL SEGMENT

     The Travel Segment consists of our lodging franchise services, timeshare exchange, and Avis car rental franchise businesses and represented approximately 21%, 20% and 23% of our revenue for the years ended December 31, 1999, 1998 and 1997, respectively.

LODGING FRANCHISE BUSINESS

     GENERAL. The lodging industry can be divided into three broad segments based on price and services: luxury or upscale, which typically charge room rates above $82 per night; middle market, with room rates generally between $55 and $81 per night; and economy, where room rates generally are less than $54 per night. Of our franchised brand names, Ramada, Howard Johnson and Wingate Inn compete principally in the middle market segment and Days Inn, Knights Inn, Super 8, Travelodge and Villager Lodge ("Villager") compete primarily in the economy segment.

     As franchisor of lodging facilities, we provide a number of services designed to directly or indirectly increase hotel occupancy rates, revenue and profitability, the most important of which is a centralized brand-specific reservation system. Similarly, brand awareness derived from nationally recognized brand names, supported by national advertising and marketing campaigns, can increase the desirability of a hotel property to prospective guests. We believe that, in general, national franchise brands with a greater number of hotels enjoy greater brand awareness among potential hotel guests, and thus are perceived as more valuable by existing and prospective franchisees than brands with a lesser number of properties. Franchise brands can also increase franchisee property occupancy through national direct sales programs to businesses, associations and affinity groups.

     In determining whether to affiliate with a national franchise brand, hotel operators compare the costs of affiliation (including the capital expenditures and operating costs required to meet a brand's quality, technology and operating standards, plus the ongoing payment of franchise royalties and assessments for the reservations system and marketing programs) with the increase in gross room revenue and decrease in certain expenses anticipated to be derived from brand membership. Other benefits to brand affiliation include group purchasing services, training programs, design and construction advice, and other franchisee support services, all of which provide the benefits of a national lodging services organization to operators of independently-owned hotels. We believe that, in general, franchise affiliations are viewed as enhancing the value of a hotel property by providing economic benefits to the property.

     The fee and cost structure of our lodging business provides significant opportunities for us to increase earnings by increasing the number of franchised properties. Hotel franchisors, such as our Company, derive substantially all of their revenue from continuing franchise fees. Continuing franchise fees are comprised of two components, a royalty portion and a marketing and reservations portion, both of which are normally charged by the franchisor as a percentage of the franchisee's gross room revenue. The royalty portion of the franchise fee is intended to cover the operating expenses of the franchisor, such as expenses incurred in quality assurance, administrative support and other franchise services and to provide the franchisor with operating profits. The marketing/reservations portion of the franchise fee is intended to reimburse the franchisor for the expenses associated with providing such franchise services as a central reservations system, national media advertising and certain training programs.

     Our franchisees are dispersed geographically which minimizes the exposure to any one hotel owner or geographic region. Of the more than 6,300 properties and 4,576 franchisees in our systems, no individual hotel owner accounts for more than 2% of our lodging revenue.

     We entered the lodging franchise business in July 1990 with the acquisition of the Howard Johnson franchise system and the rights to operate the U.S. Ramada franchise system. We acquired the Days Inn franchise system in January 1992, the Super 8 franchise system in April 1993, the Villager Lodge franchise system in November 1994, the Knights Inn franchise system in August 1995 and the Travelodge franchise system in January 1996. Each of these acquisitions has increased our earnings per share. We continue to seek opportunities to acquire or license additional hotel franchise systems, including established brands in the upscale segment of the market, where we are not currently represented. See "Lodging Franchise Growth" below.

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

     We employ a national franchise sales force consisting of approximately 88 salespeople and sales management personnel, which is divided into several brand specific sales groups, with regional offices around the country. The sales force is compensated primarily through commissions. In order to provide broad marketing of our brands, sales referrals are made among the sales groups and a referring salesperson is entitled to a commission for a referral which results in a franchise sale.

     We seek to expand our franchise systems and provide marketing and other franchise services to franchisees on an international basis through a series of master license agreements with internationally based developers and franchisors. As of December 31, 1999, our franchising subsidiaries (other than Ramada) have entered into international master licensing agreements for part or all of approximately 80 countries on six continents. The agreements typically include minimum development requirements and require payment of an initial development fee in connection with the execution of the license agreement as well as recurring franchise fees.

     LODGING FRANCHISE SYSTEMS. The following is a summary description of our lodging franchise systems. Information reflects properties that are open and operating and is presented as of December 31, 1999.


                         PRIMARY          AVG. ROOMS         # OF          # OF          DOMESTIC
      BRAND           MARKET SERVED      PER PROPERTY     PROPERTIES      ROOMS       INTERNATIONAL*
      -----           -------------      ------------     ----------      -----       --------------
Days Inn              Lower Economy            86            1,888       162,472     International(1)
Howard Johnson         Mid-market             102              497        50,489     International(2)
Knights Inn           Lower Economy            80              233        18,609     International(3)
Ramada                 Mid-market             126            1,047       131,603         Domestic
Super 8                  Economy               61            1,893       115,318     International(4)
Travelodge            Upper Economy            84              575        48,111     International(5)
Villager Lodge        Lower Economy            83              105         8,748     International(6)
Wingate             Upper Mid-market           95               77         7,280     International(6)
                                                             -----       -------
 Total                                                       6,315       542,630

----------
*     Description of rights owned or licensed.

(1) Includes properties in Mexico, Canada, China, South Africa, India, Uruguay, Philippines, Colombia, Czech Republic and UK.

(2) Includes properties in Mexico, Canada, Colombia, Israel, Venezuela, Malta, U.A.E., Dominican Republic, Egypt, Equator, Argentina, Jordan and UK.

(3)   Includes properties in Canada.

(4)   Includes properties in Canada and Singapore.

(5)   Includes properties in Canada and Mexico.

(6)   No international properties currently open and operating.


     OPERATIONS -- LODGING. Our organization is designed to provide a high level of service to our franchisees while maintaining a controlled level of overhead expense. In the lodging segment, expenses related to marketing and reservations services are budgeted to match anticipated marketing and reservation fees each year.

     CENTRAL RESERVATIONS SYSTEMS. Unlike many other franchise businesses (such as restaurants), the lodging business is characterized by remote purchasing through travel agencies and through use by consumers of toll-free telephone numbers and the Internet. Each of our reservation systems is independently operated, focusing on its specific brand and franchise system, and is comprised of one or more nationally advertised toll-free telephone numbers, reservation agents who accept inbound calls, a computer operation that processes reservations, and automated links which accept reservations from travel agents and other travel providers, such as airlines, and which report reservations made through the system to each franchisee property. Each reservation agent handles reservation requests and inquiries for only one of our franchise systems and there is no "cross selling" of franchise systems to consumers. We maintain seven reservations centers that are located in Knoxville and Elizabethton, Tennessee; Phoenix, Arizona; Winner and Aberdeen, South Dakota; Orangeburg, South Carolina and Saint John, New Brunswick, Canada.

     Each brand maintains an Internet Web site to acquaint viewers with the brand and its properties. Each property has its own series of information pages. Each brand also accepts reservations over the Internet from the brand's own Web site and other Internet Web sites equipped with compatible booking devices. In 1999, the brand Web sites had 64.7 million page views and booked an aggregate of 649,253 roomnights from Internet booking sources, compared with 33.7 million page views and 226,782 roomnights booked in 1998, increases of 91.9% and 186.3%, respectively.

     LODGING FRANCHISE AGREEMENTS. Our lodging franchise agreements grant the right to utilize one of the brand names associated with our lodging franchise systems to lodging facility owners or operators under long-term franchise agreements. An annual average of 2.0% of our existing franchise agreements are scheduled to expire from January 1, 2000 through December 31, 2006, with no more than 2.6% (in 2002) scheduled to expire in any one of those years.

     The current standard agreements generally are for 15-year terms for converted properties and 20-year terms for newly constructed properties and generally require, among other obligations, franchisees to pay a minimum initial fee based on property size and type, as well as continuing franchise fees comprised of royalty fees and marketing/reservation fees based on gross room revenues.

     Under the terms of the standard franchise agreements in effect at December 31, 1999, franchisees are typically required to pay recurring fees comprised of a royalty portion and a reservation/marketing portion, calculated as a percentage of annual gross room revenue that range from 7.0% to 8.8%. We discount fees from the standard rates from time to time and under certain circumstances.

     Our typical franchise agreement is terminable by us upon the franchisee's failure to maintain certain quality standards, to pay franchise fees or other charges or to meet other specified obligations. In the event of such termination, we are typically entitled to be compensated for lost revenue in an amount equal to the franchise fees accrued during periods specified in the respective franchise agreements which are generally between one and five years. The lodging franchise agreements are terminable by the franchisee under certain limited circumstances. The franchisee may terminate under certain procedures if the hotel suffers a substantial casualty or condemnation. Some franchisees and the franchisors have negotiated certain mutual termination rights, which usually may be exercised only on specific anniversary dates of the hotel's opening, and only if certain conditions precedent are met. The Lodging Division also has a policy that allows a franchisee to terminate the franchise if its hotel fails to achieve 50% annual occupancy after certain conditions and waiting periods are satisfied.

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

     We franchise the service mark "Ramada" and related marks and Ramada brands and logos (the "Ramada Marks") to lodging facility owners in the United States pursuant to two license agreements (the "Ramada License Agreements") between an indirect subsidiary of Marriott Corporation ("Licensor") and Ramada Franchise Systems, Inc. ("RFS"), our wholly-owned subsidiary.

     The Ramada License Agreements limit RFS's use of the Ramada Marks to the U.S. market. The Ramada License Agreements have initial terms terminating on March 31, 2024. At the end of the initial terms, RFS has the right either (i) to extend the Ramada License Agreements, (ii) to purchase the Ramada Marks for their fair market value at the date of purchase, subject to certain minimums after the initial terms, or (iii) to terminate the Ramada License Agreements. The Ramada License Agreements require that RFS pay license fees to the Licensor calculated on the basis of percentages of annual gross room sales, subject to certain minimums and maximums as specified in each Ramada License Agreement. RFS received approximately $48 million in royalties from its Ramada franchisees in 1999 and paid the Licensor approximately $23 million in license fees.

     The Ramada License Agreements are subject to certain termination events relating to, among other things, (i) the failure to maintain aggregate annual gross room sales minimum amounts stated in the Ramada License Agreements, (ii) the maintenance by us of a minimum net worth of $50 million (however, this minimum net worth requirement may be satisfied by a guaranty of an affiliate of ours with a net worth of at least $50 million or by an irrevocable letter of credit (or similar form of third-party credit support)), (iii) non-payment of royalties, (iv) failure to maintain registrations on the Ramada Marks and to take reasonable actions to stop infringements, (v) failure to pay certain liabilities specified by the Restructuring Agreement, dated July 15, 1991, by and among New World Development Co., Ltd. (a predecessor to Licensor), Ramada International Hotels and Resorts, Inc., Ramada Inc., Franchise System Holdings, Inc., the Company and RFS and (vi) failure to maintain appropriate hotel standards of service and quality. A termination of the Ramada License Agreements would result in the loss of the income stream from franchising the Ramada brand names and could result in the payment by us of liquidated damages equal to three years of license fees. We do not believe that we will have difficulty complying with all of the material terms of the Ramada License Agreements.

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

     LODGING SEASONALITY. The principal source of lodging revenue for us is based upon the annual gross room revenue of franchised properties. As a result, our revenue from the lodging franchise business experiences seasonal lodging revenue patterns similar to those of the hotel industry wherein the summer months, because of increases in leisure travel, produce higher revenues than other periods during the year. Therefore, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on the franchisee's annual performance and effect our annual performance.

TIMESHARE EXCHANGE BUSINESS

     GENERAL. Our RCI subsidiary, which we acquired on November 12, 1996, is the world's largest provider of timeshare vacation exchange opportunities and timeshare services for more than 2.6 million timeshare households from more than 200 nations and more than 3,500 resorts in more than 90 countries around the world. RCI's business consists primarily of the operation of an exchange program for owners of condominium timeshares or whole units at affiliated resorts, the publication of magazines and other periodicals related to the vacation and timeshare industry, travel related services, resort management, integrated software systems and service and consulting services. RCI has significant operations in North America, Europe, the Middle East, Latin America, Africa, Australia, and the Pacific Rim. RCI has more than 3,700 employees worldwide.

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

     Resort timesharing -- also referred to as vacation ownership -- is the shared ownership and/or periodic use of property by a number of users or owners for a defined period of years or in perpetuity. An example of a simple form of timeshare is a condominium unit that is owned by fifty-one persons, with each person having the right to use the unit for one week of every year and with one week set aside for maintenance. In the United States, industry sources estimate that the average price of such a timeshare is about $11,000, plus a yearly maintenance fee of approximately $350 per interval owned. Based upon information published about the industry, we believe that 1999 sales of timeshares exceeded $6 billion worldwide. Two principal segments make up the timeshare exchange industry: owners of timeshare interest (consumers) and resort properties (developers/operators). Industry sources have estimated that the total number of owner households of timeshare interests is nearly 4.0 million worldwide, while the total number of timeshare resorts worldwide has been estimated to be nearly 5,000. The timeshare exchange industry derives revenue from annual subscribing membership fees paid by owners of timeshare interests, fees paid by such owners for each exchange and fees paid by members and resort affiliates for various other products and services.

     The "RCI Network" provides RCI members who own timeshares at RCI-affiliated resorts the capability to exchange their timeshare vacation accommodations in any given year for comparable value accommodations at other RCI-affiliated resorts. Approximately 1.3 million members of the RCI Network, representing approximately 50% of the total members of the RCI Network reside outside of the United States.

     RCI provides members of the RCI Network with access to both domestic and international timeshare resorts, publications regarding timeshare exchange opportunities and other travel-related services, including discounted purchasing programs. In 1999, members in the United States paid an average annual subscribing membership fee of $64 as well as an average exchange fee of approximately $130 for every exchange arranged by RCI. In 1999, membership and exchange fees totaled approximately $350 million and RCI arranged more than 2.0 million exchanges.

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

     One of the key innovations that RCI introduced to the vacation timeshare industry in 1999 was the Global Points Network ("GPN"). GPN allows members to use points (rather than a timeshare interval) as the tool for exchange. These points can then be used for stays at RCI resorts, airfare, car rentals, hotel stays, cruises and more, providing enormous flexibility for RCI members. GPN is a creative way to enhance the attractiveness of RCI membership by adapting to changes in consumer vacation habits which have trended toward shorter, but more frequent vacations. Initial reaction to GPN has been positive, and the program will continue to expand in 2000.

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

     MEMBER SERVICES

     INTERNATIONAL EXCHANGE SYSTEM. Members are served through a network of call centers located in more than 16 countries throughout the world. These call centers are staffed by approximately 2,100 people. Major regional call and information support centers are located in Indianapolis, Saint John (Canada), Kettering (England), Cork (Ireland), Mexico City and Singapore. All members receive a directory that lists resorts available through the exchange system, a periodic magazine and other information related to the exchange system and available travel services. These materials are published in various languages.

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

     RESORT SERVICES. Growth of the timeshare business is dependent on the sale of timeshare units by affiliated resorts. RCI affiliates consist of international brand names and independent developers, owners' associations and vacation clubs. We believe that national lodging and hospitality companies are attracted to the timeshare concept because of the industry's relatively low product cost and high profit margins, and the recognition that timeshare resorts provide an attractive alternative to the traditional hotel-based vacation and allow the hotel companies to leverage their brands into additional resort markets where demand exists for accommodations beyond traditional rental-based lodging operations. Today, 7 of every 10 timeshare resorts worldwide are affiliated with RCI. We also believe that RCI's existing affiliates represent a significant potential market because many developers and resort managers may become involved in additional resorts in the future which can be affiliated with RCI. Accordingly, a significant factor in RCI's growth strategy is maintaining the satisfaction of its existing affiliates by providing quality support services.

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

     TIMESHARE PROPERTY AFFILIATION AGREEMENTS. More than 3,500 timeshare resorts are affiliated with the RCI Network, of which approximately 1,400 resorts are located in the United States and Canada, more than 1,300 in Europe and Africa, more than 500 in Mexico and Latin America, and more than 320 in the Asia-Pacific region. The terms of RCI's affiliation agreement with its affiliates generally require that the developer enroll each new timeshare purchaser at the resort as a subscribing member of RCI, license the affiliated resort to use the RCI name and trademarks for certain purposes, set forth the materials and services RCI will provide to the affiliate, and generally describe RCI's expectations of the resort's management. The affiliation agreement also includes stipulations for representation of the exchange program, minimum enrollment requirements and treatment of exchange guests. Affiliation agreements are typically for a term of five years, and automatically renew thereafter for terms of one to five years unless either party takes affirmative action to terminate the relationship. RCI makes available a wide variety of goods and services to its affiliated developers, including publications, advertising, sales and marketing materials, timeshare consulting services, resort management software, travel packaging and property management services.

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

     COMPETITION. The global timeshare exchange industry is comprised of a number of entities, including resort developers and owners. RCI's largest competitor is Interval International Inc. ("Interval"), formerly our wholly owned subsidiary, and a few other smaller firms. Based upon industry sources, we believe that 98% of the nearly 5,000 timeshare resorts in the world are affiliated with either RCI or Interval. Based upon 1997 published statistics (which are the most recent published statistics) and our information, RCI had over 2.5 million timeshare households that are members, while Interval had approximately 850,000 timeshare households that are members. Also, in 1997, RCI confirmed more than 1.8 million exchange transactions while Interval confirmed approximately 480,000 transactions. As a result, based on 1997 business volume, RCI services approximately 73% of members and approximately 79% of exchange transactions. RCI is bound by the terms of a Consent Order issued by the Federal Trade Commission which restricts the right of RCI to solicit, induce, or attempt to induce clients of Interval to either terminate or not to renew their existing Interval contracts. The proposed Consent Order contains certain other restrictions. The restrictions generally expired on or before December 17, 1999.

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

AVIS CAR RENTAL FRANCHISE BUSINESS

     GENERAL. On October 17, 1996, we completed the acquisition of all of the outstanding capital stock of Avis, Inc. which together with its subsidiaries, licensees and affiliates, operated the Avis Worldwide Vehicle System (the "Avis System"). As part of our previously announced plan, on September 24, 1997, we completed the initial public offering of our former subsidiary, ARAC, which owned and operated the company-owned Avis car rental operations. We currently own approximately 18% of the outstanding Common Stock of ARAC. We no longer own or operate any car rental locations but own the Avis brand name and the Avis System, which we license to our franchisees, including ARAC, the largest Avis System franchisee.

     The Avis System is comprised of approximately 4,200 rental locations, including locations at the largest airports and cities in the United States and approximately 160 other countries and territories and a fleet of approximately 431,000 vehicles during the peak season, all of which are operated by franchisees. Approximately 92.5% of the Avis System rental revenues in the United States are received from locations operated by ARAC directly or under agency arrangements, with the remainder being received from locations operated by independent licensees. The Avis System in Europe, Africa, part of Asia and the Middle East is operated under franchise by Avis Europe Ltd. ("Avis Europe").

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

     LICENSEES AND LICENSE AGREEMENTS. We have 65 independent licensees that operate locations in the United States. The largest licensee, ARAC, accounts for approximately 91% of all United States licensees' rentals. Other than ARAC, certain licensees in the United States pay us a fee equal to 5% of their total time and mileage charges, less all customer discounts, of which we are required to pay 40% for corporate licensee-related programs, while seven licensees pay 8% of their gross revenue. Licensees outside the United States normally pay higher fees. Other than ARAC, our United States licensees currently pay 55 cents per rental agreement for use of certain portions of the Wizard System, and they are charged for use of other aspects of the Wizard System.

     ARAC has entered into a Master License Agreement with the Company, which grants ARAC the right to operate the Avis vehicle rental business in certain specified territories. Pursuant to the Master License Agreement, ARAC has agreed to pay us a monthly base royalty of 3.0% of ARAC's gross revenue. In addition, ARAC has agreed to pay a supplemental royalty of 1.0 % of gross revenue payable quarterly in arrears which will increase 0.2% effective January 1, 2001 and will increase 0.1% per year effective August 1, 2001 and in each of the following two years thereafter to a maximum of 1.5% (the "Supplemental Fee"). These fees have been paid by ARAC since January 1, 1997. Until the fifth anniversary of the effective date of the Master License Agreement, the Supplemental Fee or a portion thereof may be deferred by ARAC if ARAC does not attain certain financial targets.

     In 1997, Avis Europe's previously paidup license for Europe, the Middle East and Africa was modified to provide for a paid-up license only as to Europe and the Middle East. Avis Europe will pay us annual royalties for Africa and a defined portion of Asia which covers the area between 60E longitude and 150E longitude, excluding Australia, New Zealand and Papua New Guinea. The Avis Europe license expires on November 30, 2036, unless earlier termination is effected in accordance with the license terms. Avis Europe also entered into a Preferred Alliance Agreement with us under which Avis Europe became a preferred alliance provider for car rentals to RCI customers in Europe, Asia and Africa.

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

FLEET SEGMENT

     Pursuant to our program to divest non-strategic businesses and assets, on June 30, 1999, we completed the disposition of our Fleet Segment for aggregate consideration of $1.8 billion (see "Recent Developments -- Strategic Developments"). The following is a description of the Fleet Segment businesses through June 30, 1999.

     GENERAL. Through our former PHH Vehicle Management Services Corporation and PHH Management Services PLC subsidiaries, we offered a full range of fully integrated fleet management services to corporate clients and government agencies. These services included vehicle leasing, advisory services and fleet management services for a broad range of vehicle fleets. Advisory services included fleet policy analysis and recommendations, benchmarking, and vehicle recommendations and specifications. In addition, we provided managerial services which included ordering and purchasing vehicles, arranging for their delivery through dealerships located throughout the United States, Canada, the United Kingdom, Germany and the Republic of Ireland, as well as capabilities throughout Europe, administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims with vehicle manufacturers and re-marketing used vehicles. We also offered various leasing plans for our vehicle leasing programs, financed primarily through the issuance of commercial paper and medium-term notes and through unsecured borrowings under revolving credit agreements, securitization financing arrangements and bank lines of credit.

     Through our former PHH Vehicle Management Services and Wright Express subsidiaries in the United States and our former Harpur Group Limited subsidiary in the U.K., we also offered fuel and expense management programs to corporations and government agencies for the effective management and control of automotive business travel expenses. By utilizing our service cards issued under the fuel and expense management programs, a client's representatives were able to purchase various products and services such as gasoline, tires, batteries, glass and maintenance services at numerous outlets.

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

     The Fee Based Products were designed to effectively manage costs and enhance driver productivity. The three main Fee Based Products were Fuel Services, Maintenance Services and Accident Management. Fuel Services represented the utilization of our proprietary cards to access fuel through a network of franchised and independent fuel stations. The cards operated as a universal card with centralized billing designed to measure and manage costs. In the United States, Wright Express was the leading fleet fuel cards supplier with over 125,000 fuel facilities in its network and in excess of 1.6 million cards issued. Wright Express distributed its fuel cards and related offerings through three primary channels: (1) the WEX-branded Universal Card, which was issued directly to fleets by Wright Express, (2) the Private Label Card, under which Wright Express provided private label fuel cards and related services to commercial fleet customers of major petroleum companies, and (3) Co-Branded Marketing, under which Wright Express fuel cards were co-branded and issued in conjunction with products and services of partners such as commercial vehicle leasing companies. In the UK, our Harpur Group Limited and Cendant Business Answers PLC subsidiaries, utilizing the All Star and Dial brands, maintained the largest independent fueling network with more than 12,000 fueling sites and more than 1.2 million cards in circulation.

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

REAL ESTATE DIVISION

REAL ESTATE FRANCHISE SEGMENT

     GENERAL. Our Real Estate Franchise Segment represented approximately 10.6%, 8.6% and 7.9% of our revenue for the years ended December 31, 1999, 1998 and 1997, respectively. In August 1995, we acquired Century 21 Real Estate Corporation ("CENTURY 21"). CENTURY 21 is the world's largest franchisor of residential real estate brokerage offices with approximately
6,300 independently owned and operated franchised offices with approximately 97,000 active sales agents worldwide. In February 1996, we acquired the ERA franchise system. The ERA system is a leading residential real estate brokerage franchise system with over 2,500 independently owned and operated franchised offices and more than 25,000 sales agents worldwide. In May 1996, we acquired Coldwell Banker Corporation ("COLDWELL BANKER"), the owner of the world's premier brand for the sale of million-dollar-plus homes and now the third largest residential real estate brokerage franchise system with approximately 3,000 independently owned and operated franchised offices and approximately 73,000 sales agents worldwide.

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

     During 1996, we implemented a preferred alliance program in the real estate division which seeks to capitalize on the valuable access point the CENTURY 21, COLDWELL BANKER and ERA brokerage offices provide for service providers who wish to reach these home buyers and sellers as well as agents and brokers. Preferred alliances include providers of property and casualty insurance, moving and storage services, mortgage and title insurance, Internet services, sellers of furniture, telecommunications and other household goods.

     Our real estate brokerage franchisees are dispersed geographically, which minimizes the exposure to any one broker or geographic region. During 1997, we acquired a preferred equity interest in NRT Incorporated ("NRT"), a newly formed corporation created to acquire residential real estate brokerage firms. NRT acquired the assets of National Realty Trust, the largest franchisee of the COLDWELL BANKER system, in August 1997. NRT has also acquired other independent regional real estate brokerage businesses which NRT has converted to COLDWELL BANKER, CENTURY 21 and ERA franchises. As a result, NRT is the largest franchisee of our franchise systems, based on gross commissions, and represents 6% of the franchised offices. Of the nearly 12,000 franchised offices in our real estate brokerage franchise systems, no individual broker, other than NRT, accounts for more than 1% of our real estate brokerage revenues.

REAL ESTATE FRANCHISE SYSTEMS

     CENTURY 21. CENTURY 21 is the world's largest residential real estate brokerage franchisor, with approximately 6,300 independently owned and operated franchise offices with more than 97,000 active sales agents located in 24 countries and territories.

     The primary component of CENTURY 21's revenue is service fees on commissions from real estate transactions. Service fees are 6% of gross commission income. CENTURY 21 franchisees who meet certain levels of annual gross revenue (as defined in the franchise agreements) are eligible for the CENTURY 21 Incentive Bonus ("CIB") Program, which results in a rebate payment to qualifying franchisees determined in accordance with the applicable franchise agreement (up to 2% of gross commission income in current agreements) of such annual gross revenue. For 1999, approximately 16% of CENTURY 21 franchisees qualified for CIB payments and such payments aggregated less than 1% of gross commissions.

     CENTURY 21 franchisees generally contribute 2% (subject to specified minimums and maximums) of their brokerage commissions each year to the CENTURY 21 National Advertising Fund (the "NAF") which in turn disburses them for local, regional and national advertising, marketing and public relations campaigns. In 1999, the NAF spent approximately $49 million on advertising and marketing campaigns.

     COLDWELL BANKER. COLDWELL BANKER is the world's premier brand for the sale of million-dollar-plus homes and the third largest residential real estate brokerage franchisor, with approximately 3,000 independently owned and operated franchise offices in the United States, Canada and 11 other countries, with approximately 73,000 sales agents. The primary revenue from the COLDWELL BANKER system is derived from service and other fees paid by franchisees, including initial franchise fees and ongoing services. COLDWELL BANKER franchisees pay us annual fees consisting of ongoing service and advertising fees, which are generally 6.0% and 2.5%, respectively, of a franchisee's annual gross revenue (subject to annual rebates to franchisees who achieve certain threshold levels of gross commission income annually, and to minimums and maximums on advertising fees).

     COLDWELL BANKER franchisees who meet certain levels of annual gross revenue (as defined in the franchise agreements) are eligible for the Performance Premium Award ("PPA") Program, which results in a rebate payment to qualifying franchisees determined in accordance with the applicable franchise agreement (up to 3% in current agreements) of such annual gross revenue. For 1999, approximately 30% of COLDWELL BANKER franchisees qualified for PPA payments and such payments aggregated less than 1% of gross commissions.

     In 1999, Coldwell Banker Real Estate Corporation began offering a commercial only franchise, licensing the Coldwell Banker Commercial trademarks and systems. Coldwell Banker Commercial franchisees pay annual fees consisting of ongoing service fees and marketing fees, generally 6% and 1%, respectively, of their annual gross revenue (subject to annual rebates to franchisees who achieve certain revenue thresholds annually, and to minimums and maximums on the marketing fees).

     Advertising fees collected from COLDWELL BANKER franchisees are generally expended on local, regional and national marketing activities, including media purchases and production, direct mail and promotional activities and other marketing efforts. In 1999, the COLDWELL BANKER Advertising Funds expended approximately $21 million for such purposes.

     ERA. The ERA franchise system is a leading residential real estate brokerage franchise system, with more than 2,500 independently owned and operated franchise offices, and more than 25,000 sales agents located in 20 countries. The primary revenue from the ERA franchise system results from (i) franchisees' payments of monthly membership fees ranging from $222 to $875 per month, based on volume, plus $201 per branch and a per transaction fee of approximately $124, and (ii) for franchise agreements entered into after July 1997, royalty fees equal to 6% of the franchisees' gross revenue. For franchise agreements dated after July 1997, the Volume Incentive Program may result in a rebate payment to qualifying franchisees determined in accordance with the applicable franchise agreement.

     In addition to membership fees and transaction fees, franchisees of the ERA system pay (i) a fixed amount per month, which ranges from $239 to $958, based on volume, plus an additional $239 per month for each branch office, into the ERA National Marketing Fund (the "ERA NMF") and (ii) for franchise agreements entered into after July 1997, a contribution to the ERA NMF equal to 2% of the franchisees' gross revenues, subject to minimums and maximums. The funds in the ERA NMF are utilized for local, regional and national marketing activities, including media purchases and production, direct mail and promotional activities and other marketing efforts. In 1999, the ERA NMF spent approximately $11 million on marketing campaigns.

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

     OPERATIONS -- REAL ESTATE BROKERAGE. Our brand name marketing programs for the real estate brokerage business generally focus on increasing brand awareness, in order to increase the likelihood of potential homebuyers and home sellers engaging franchise brokers' services. Each brand has a dedicated marketing staff in order to develop the brand's marketing strategy while maintaining brand integrity. The corporate marketing services department provides services related to production and implementation of the marketing strategy developed by the brand marketing staffs.

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

     Our current form of franchise agreement for all real estate brokerage brands is terminable by us for the franchisee's failure to pay fees thereunder or other charges or for other material defaults under the franchise agreement. In the event of such termination, the Century 21 and ERA agreements generally provide that we are entitled to be compensated for lost revenues in an amount equal to the average monthly franchise fees calculated for the remaining term of the agreement. Pre-1996 agreements do not provide for liquidated damages of this sort. See "CENTURY 21," "COLDWELL BANKER" and "ERA" above for more information regarding the commissions and fees payable under our franchise agreements.

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

     COMPETITION. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. The chief competitors to our real estate brokerage franchise systems are the Prudential, GMAC Real Estate (also known as Better Homes & Gardens) and RE/MAX real estate brokerage brands. In addition, a real estate broker may choose to affiliate with a regional chain or not to affiliate with a franchisor but to remain independent.

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

     The ability of an individual franchisee to compete may be affected by the location and quality of its office, the number of competing offices in the vicinity, its affiliation with a recognized brand name, community reputation and other factors. A franchisee's success may also be affected by general, regional and local economic conditions. The effect of these conditions on our results of operations is substantially reduced by virtue of the diverse geographical locations of our franchises. At December 31, 1999, the combined real estate franchise systems had approximately 8,300 franchised brokerage offices in the United States and nearly 12,000 offices worldwide. The real estate franchise systems have offices in 34 countries and territories in North and South America, Europe, Asia, Africa and Australia.

     SEASONALITY. The principal sources of our real estate segment revenue are based upon the timing of residential real estate sales, which are lower in the first calendar quarter each year, and relatively level the other three quarters of the year. As a result, our revenue from the real estate brokerage segment of its business is less in the first calendar quarter of each year.

MOVE.COM GROUP SEGMENT

     GENERAL. Move.com Group operates a popular network of Web sites, which offer a wide selection of quality relocation, real estate and home-related products and services. We seek to improve the often stressful and demanding moving experience by providing a one-source, "friend-in-need" solution before, during and after the move. Move.com Group strives to establish strong, long-term relationships with consumers by offering quality products and services for each phase of the moving process from finding a home to improving an existing home. Move.com Group also provides a multi-channel distribution platform for its business partners, who are trying to reach a highly targeted and valued group of consumers at the most opportune times. Move.com Group currently generates the following types of revenue from its business partners: listing subscription fees, advertising and sponsorship fees, e-commerce transaction fees and website management fees. During 1999, Move.com Group represented an immaterial part of our business operations. On December 31, 1999, Move.com Group had 178 full-time employees.

     The Internet is revolutionizing the way in which businesses and consumers interact, share information and consummate transactions. According to International Data Corporation, or IDC, the number of Internet users worldwide will grow to approximately 502 million by the end of 2003 from approximately 196 million in 1999. The Internet places at consumers' fingertips an unprecedented amount of information and offers a convenient way for them to select and order products and services. The rapid growth in users combined with the Internet's unique ability to connect a broad range of consumers and businesses is driving growth in electronic commerce. IDC estimates that the total value of Internet commerce will increase to $1.3 trillion in 2003 from $111 billion in 1999.

     MOVE.COM NETWORK. The move.com network is comprised of the following Web sites that offer quality relocation, real estate and home-related content and services.

     Move.com. Move.com is Move.com Group's Internet portal and flagship site. Move.com is dedicated to providing consumers a one-stop solution for their relocation, real estate and home-related needs before, during and after a move. Move.com combines home and rental housing listings, mortgage services and numerous moving and home-related services to help make moves easier, less stressful, more efficient and enjoyable. Move.com offers content and services through planning, renting, buying, selling, moving and living site tabs.

     Rent.net. Rent Net is a leading online rental and relocation guide and advertising source for the apartment industry, representing properties and relocation services in more than 3,000 cities across North America. Rent Net's paying advertising clients include managers and owners of over 13,000 apartment communities representing over 3 million apartment units in all 50 states and Canada. Rent Net provides rental listings containing detailed property descriptions, photographs, floor plans, 360- virtual tours, and direct communication links to rental property managers. According to Media Metrix, Rent Net was the most visited Web site for real estate rental listings, based on unique visitors, during 1999, including December 1999, the most recently measured period.

     Seniorhousing.net. Senior Housing Net provides the move.com network with a directory of over 750 retirement communities, assisted living facilities and nursing homes containing detailed property descriptions, photographs, floor plans, 360- virtual tours and direct communication links to onsite managers.

     Corporatehousing.net. Corporate Housing Net is the leading online directory and advertising source for the temporary/corporate housing industry, with over 400 local and national listing providers across the United States and Canada. Through Corporate Housing Net, users are able to access detailed property information, including photos, floor plans and available amenities, and may contact leasing agents via e-mail, fax or phone.

     Selfstorage.net. Self Storage Net is the leading online directory and advertising source for the self storage industry, with listings for over 3,000 storage facilities across the United States and Canada. Through Self Storage Net, users are able to access descriptions of facilities, photos and maps, as well as direct communication links to facility owners or managers.

     Century21.com. Century21.com is the official Web site for the CENTURY21 (Registered Trademark) real estate franchise system. The CENTURY21 (Registered Trademark) franchise system is comprised of over 6,300 independently owned and operated offices with approximately 97,000 brokers and agents worldwide, in more than 24 countries and territories. The CENTURY21 (Registered Trademark) franchise system provides the move.com network with home listings and brand exposure. Move.com Group manages the Web site's maintenance and technical support and acts as an advertising placement agent.

     Coldwellbanker.com. Coldwellbanker.com is the official Web site for the COLDWELL BANKER (Registered Trademark) real estate franchise system. The COLDWELL BANKER (Registered Trademark) franchise system has over 3,000 independently owned and operated real estate offices with more than 73,000 sales associates throughout the United States, Canada and 11 other countries. The COLDWELL BANKER (Registered Trademark) franchise system provides the move.com network with listings of residential and vacation properties and brand exposure. Move.com Group manages the Web site's maintenance and technical support and acts as an advertising placement agent.

     Era.com. Era.com is the official Web site for the ERA (Registered Trademark) real estate franchise system. The ERA (Registered Trademark) franchise system is comprised of more than 2,500 independently owned and operated offices with approximately 25,000 sales associates worldwide. The ERA (Registered Trademark) franchise system provides the move.com network with residential property listings and brand exposure. Move.com Group manages the Web site's maintenance and technical support and acts as an advertising placement agent.

     Welcomewagon.com. Welcomewagon.com is the official Web site of Welcome Wagon/Getko. Welcomewagon.com provides the move.com network with local community information, including a directory of more than 40,000 local merchants and service providers nationwide.

     COMPETITION. The market for online relocation and real estate-related services is relatively new, intensely competitive and rapidly changing. Move.com Group's success will depend on its ability to continue to provide comprehensive, timely and useful information to attract and maintain both consumers and business partners.

     Move.com Group believes that the primary competitive factors in attracting consumers to the move.com network are: (i) brand recognition; (ii) quality, depth, breadth and presentation of content and services; (iii) functionality;
(iv) ease-of-use; and (v) quality and reliability of service.

     Move.com Group believes that the principal competitive factors in attracting advertisers and content providers to the move.com network are: (i) amount of traffic and user demographics; (ii) quality of service; (iii) ability to provide targeted audience and quality leads that become customers; (iv) cost-effectiveness of advertising on the move.com network; and (v) ability to integrate content and purchase opportunities.

     Move.com Group's main existing and potential competitors for consumers and advertisers include: (i) Web sites offering home or apartment listings together with other related services, such as apartments.com, cyberhomes.com, homehunter.com, homestore.com, homeseekers.com, homeadvisor.com, iown.com, newhomenetwork.com and realestate.com; (ii) online services or websites targeting buyers and sellers of real estate properties and financial services companies, offering real estate-related products and services; (iii) general purpose consumer Web sites, search engine providers, and websites maintained by Internet service providers that offer relocation, real estate or home-related content; (iv) traditional forms of media such as radio, television, newspapers and magazines; and (v) offline relocation, real estate and home-related product and service companies.

     Move.com Group believes its various competitive advantages, including its affiliation with Cendant's real estate franchise systems and its proprietary database and content will permit it to compete favorably with its competitors. However, many of Move.com Group's existing competitors, as well as a number of potential new competitors, have great name recognition, larger existing consumer bases and significantly greater financial, technical and marketing resources. Move.com Group may not be able to compete successfully for consumers, clients and staff and increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect its business, results of operations and financial condition.

RELOCATION SEGMENT

     GENERAL. Our Relocation Segment represented approximately 8%, 8% and 9% of our revenue for the years ended December 31, 1999, 1998 and 1997, respectively. Our Cendant Mobility Services Corporation ("Cendant Mobility") subsidiary is the largest provider of employee relocation services in the world. Our Cendant Mobility subsidiary assists more than 100,000 transferring employees annually, including over 17,000 employees internationally each year in 106 countries and 2,000 destination locations. At December 31, 1999, we employed approximately 2,400 people in our relocation business.

     SERVICES. The employee relocation business offers a variety of services in connection with the transfer of our clients' employees. The relocation services provided to our customers primarily include evaluation, inspection and selling of transferees' homes or purchasing a transferee's home, issuing equity advances (generally guaranteed by the corporate client), certain home management services, assistance in locating a new home at the transferee's destination, consulting services and other related services.

     Corporate clients pay a fee for the services performed. Another source of revenue is interest on equity advances and broker referral fees. Substantially, all costs associated with such services are reimbursed by the corporate client, including, if necessary, repayment of equity advances and reimbursement of losses on the sale of homes purchased in most cases (other than government clients). As a result of the obligations of most corporate clients to reimburse Cendant Mobility for losses on resale and guarantee repayment of equity advances, our exposure on such items is limited to the credit risk of the corporate clients of our relocation businesses and not on the potential changes in value of residential real estate. We believe such risk is minimal, due to the credit quality of the corporate clients of our relocation subsidiaries. In transactions where we assume the risk for losses on the sale of homes, which comprise approximately 5% of net revenue, we control all facets of the resale process, thereby limiting our exposure.

     The homesale program service is the core service for many domestic and international programs. This program provides employees guaranteed offers for their homes and assists clients in the management of employees' productivity during their relocation. Cendant Mobility allows clients to outsource their relocation programs by providing clients with professional support for planning and administration of all elements of their relocation programs. The majority of new proposals involve outsourcing due to corporate downsizing, cost containment, and increased need for expense tracking.

     Our relocation accounting services supports auditing, reporting, and disbursement of all relocation-related expense activity.

     Our group move management department provides coordination for moves involving a large number of employees over a short period of time. Services include planning, communications, analysis, and assessment of the move. Policy consulting provides customized consultation and policy review, as well as industry data, comparisons and recommendations. Cendant Mobility also has developed and/or customized numerous non-traditional services including outsourcing of all elements of relocation programs, moving services, and spouse counseling.

     Our moving service, with over 63,000 shipments annually, provides support for all aspects of moving an employee's household goods. We also handle insurance and claim assistance, invoice auditing, and control the quality of van line, driver, and overall service.

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

     Our affinity services provide value-added real estate and relocation services to organizations with established members and/or customers. Organizations, such as insurance and airline companies that have established members offer our affinity services' to their members at no cost. This service helps the organizations attract new members and to retain current members. Affinity services provide home buying and selling assistance, as well as mortgage assistance and moving services to members of applicable organizations. Personal assistance is provided to over 53,000 individuals with approximately 22,000 real estate transactions annually.

     Our international assignment service provides a full spectrum of services for international assignees. This group coordinates the services previously discussed; however, they also assist with immigration support, candidate assessment, intercultural training, language training, and repatriation coaching.

     VENDOR NETWORKS. Cendant Mobility provides relocation services through various vendor networks that meet the superior service standards and quality deemed necessary by Cendant Mobility to maintain its leading position in the marketplace. We have a real estate broker network of approximately 350 principal brokers and 700 associate brokers. Our van line, insurance, appraisal and closing networks allow us to receive discounts while maintaining control over the quality of service provided to clients' transferees.

     COMPETITIVE CONDITIONS. The principal methods of competition within relocation services are service, quality and price. In the United States, there are two major national providers of such services. We are the market leader in the United States and second in the United Kingdom.

     SEASONALITY. Our principal sources of relocation service revenue are based upon the timing of transferee moves, which are lower in the first and last quarter each year, and at the highest levels in the second and third quarters.

MORTGAGE SEGMENT

     GENERAL. Our Mortgage Segment represented approximately 7%, 7% and 4% of our revenue for the years ended December 31, 1999, 1998 and 1997, respectively. Through our Cendant Mortgage Corporation ("Cendant Mortgage") subsidiary, we are the ninth largest originator of residential first mortgage loans in the United States, and, on a retail basis, we are the sixth largest originator in 1999. We offer services consisting of the origination, sale and servicing of residential first mortgage loans. A full line of first mortgage products are marketed to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms, including CENTURY 21, COLDWELL BANKER and ERA franchisees, and other mortgage banks. Cendant Mortgage is a centralized mortgage lender conducting its business in all 50 states. At December 31, 1999, Cendant Mortgage had approximately 4,200 employees.

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

     Cendant Mortgage offers mortgages through the following platforms:

    o Internet. Mortgage information is offered to consumers through a web interface that is owned by Cendant Mortgage. The Web Interface was completed in 1999 and contains educational materials, rate quotes and a full mortgage application. This content is made available to the customers of partner organizations. Partners include Century 21, Coldwell Banker, ERA, Cendant Mobility, Mellon Bank, US Bank, BET, GFN and Move.com Group. In addition, we have developed and launched our own online brand -- InstaMortgage.com in 1999. Applications from online customers are processed via our teleservices platform.

    o Teleservices. Mortgages are offered to consumers through an 800 -- number Teleservices operation based in New Jersey under programs for real estate organizations (Phone In-Move In(Registered Trademark)), private label programs for financial institutions, and for relocation clients in conjunction with the operations of Cendant Mobility. The teleservices operation provides us with retail mortgage volume that contributes to Cendant Mortgage ranking as the sixth largest retail originator in 1999 according to "Inside Mortgage Finance".

    o Point of Sale. Mortgages are offered to consumers through field sales professionals with all processing, underwriting and other origination activities based in New Jersey. These field sales professionals generally are located in real estate offices around the United States and are equipped with software to obtain product information, quote interest rates and prepare a mortgage application with the consumer.

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


     STRATEGY. Our strategy is to increase market share by expanding all of our sources of business with emphasis on purchase mortgage volume through our teleservice. Phone In-Move In (Registered Trademark) and Internet (Log In-Move In (Registered Trademark) programs Phone In-Move In (Registered Trademark) was developed for real estate firms in 1997 and has been established in over 5,600 real estate offices at December 31, 1999. We are well positioned to expand our financial institutions business channel by working with financial institutions which desire to outsource their mortgage originations operations to Cendant Mortgage. We also will expand our relocation mortgage volume through increased linkage with Cendant Mobility. Each of these market share growth opportunities is driven by our low cost teleservices platform, which is centralized in Mt. Laurel, New Jersey. The competitive advantages of using a centralized, efficient and high quality teleservices platform allows us to capture a higher percentage of the highly fragmented mortgage market more cost effectively.

     COMPETITIVE CONDITIONS. The principal methods of competition in mortgage banking services are service, quality, products and price. There are an estimated 20,000 national, regional or local providers of mortgage banking services across the United States. Cendant Mortgage has increased its mortgage origination market share in the United States to 1.8% in 1999 from 0.9% in 1998. The market share leader reported a 7.3% market share in the United States according to "Inside Mortgage Finance" for 1999. Competitive Conditions can also be impacted by shifts in consumer preference for variable rate mortgages from fixed rate mortgages. Consumer demand for variable rate mortgages has increased in the second half of 1999.

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

DIRECT MARKETING DIVISION

     Our direct marketing division is divided into two segments: individual membership and insurance/ wholesale. The individual membership segment, with approximately 25 million memberships, provides customers with access to a variety of discounted products and services in such areas as retail shopping, travel, auto and home improvement. The individual membership products and services are designed to enhance customer loyalty by delivering value to the customer. The insurance/wholesale segment, with nearly 31 million customers, markets and administers insurance products, primarily accidental death and dismemberment insurance, and also provides products and services such as checking account enhancement packages, financial products and discount programs to customers of various financial institutions. The direct marketing activities are conducted principally through our Cendant Membership Services, Inc. subsidiary and certain of our other wholly owned subsidiaries, including FISI, BCI and CIMS.

     We derive our direct marketing revenue principally from membership service fees, insurance premiums and product sales. We solicit members and customers for many of our programs by direct marketing and by using a direct sales force to call on financial institutions, companies, associations and other groups. Some of our individual memberships and those of Netmarket are available online to interactive computer users via major online services and the Internet's World Wide Web. See "Direct Marketing Distribution Channels".

INDIVIDUAL MEMBERSHIP SEGMENT

     Our Individual Membership segment represented approximately 18%, 17% and 18% of our revenues for the years ended December 31, 1999, 1998 and 1997, respectively. We affiliate with business partners such as leading financial institutions, retailers, and oil companies to offer membership as an enhancement to their credit card, charge card or other customers. Participating institutions generally receive commissions on initial and renewal memberships, based on a percentage of the net membership fees. Individual memberships are marketed, primarily using direct marketing techniques, through participating institutions with us generally paying for the marketing costs to solicit the prospective members. The member pays us and our business partners directly for the service and, in most instances, the member is billed via a credit card. Membership fees vary depending upon the particular membership program, and annual fees generally range from $49 to $79 per year. Most of our memberships are for one-year renewable terms, and members are generally entitled to unlimited use during the membership period of the service for which the members have subscribed. Members generally may cancel their memberships and obtain a full refund (or, in some cases, on a pro rata basis) at any point during the membership term. Most of the services may be accessed either through the Internet (online) or through the mail or by telephone (offline).

OFFLINE PRODUCTS

     Individual membership programs offer consumers discounts on over 500,000 Products and services by providing shop at home convenience in areas such as retail shopping, travel, automotive, dining and home improvement. Membership programs include among others Shoppers Advantage (Registered Trademark) , Travelers Advantage (Registered Trademark) , AutoVantage (Registered Trademark), Credit Card Guardian (Registered Trademark) , and PrivacyGuard (Registered Trademark) , along with other membership programs. A brief description of the different types of membership programs is as follows:

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

     As part of our individual member Shoppers Advantage (Registered
Trademark) program, we distribute catalogs four to ten times per year to certain members. In addition, we automatically extend the manufacturer's warranty on all products purchased through the Shoppers Advantage (Registered Trademark) program and offer a low price guarantee. Generally, with the Shoppers Advantage (Registered Trademark) membership program, there is a product feature whereby a member receives an automatic 2-year extended warranty protection on any product purchased through the Shoppers Advantage (Registered Trademark) service (which means that this membership service will automatically extend the manufacturer's U.S. warranty to 2 years from the date of purchase of the particular product in question). There is a similar feature for the CompleteHome (Registered Trademark) membership service (now being renamed as the Homeowner Savings Network) and for members of the Family Funsaver Club (Registered Trademark) .

     Travel. Travelers Advantage (Registered Trademark) is a discount travel service program whereby our Cendant Travel, Inc. ("Cendant Travel") subsidiary (one of the ten largest full service travel agencies in the U.S.), obtains information on schedules and rates for major scheduled airlines, hotel chains and car rental agencies from the American Airlines Sabre (Registered
Trademark) Reservation System. In addition, we maintain our own database containing information on tours, travel packages and short notice travel arrangements. Members book their reservations through Cendant Travel, which earns commissions (ranging from 5%-25%) on all travel sales from the providers of the travel services. Certain Travelers Advantage (Registered Trademark) members can earn cash awards from Cendant Travel equal to a specified percentage (generally 5%) of the price of travel arrangements purchased by the member through Cendant Travel. Travel members may book their reservations by making toll-free telephone calls seven days a week, generally twenty-four hours a day to agents at Cendant Travel. Cendant Travel provides its members with special negotiated rates on many air, car and hotel bookings. Cendant Travel's agents reserve the lowest air, hotel and car rental fares available for the members' travel requests and offer a low price guarantee on such fares.

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

     Credit Card Registration. Our Credit Card Guardian (Registered Trademark) and "Hot-Line" services enable consumers to register their credit and debit cards with us so that the account numbers of these cards may be kept securely in one place. If the member notifies us that any of these credit or debit cards are lost or stolen, we will notify the issuers of these cards, arrange for them to be replaced and reimburse the member for certain amounts for which the card issuer may hold the member liable.

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

     Home-Related Services. The Homeowner Savings Network service is designed to save members time and money in maintaining and improving their homes. Members can order do-it-yourself "How-To Guides" or call the service for a tradesperson referral. Tradespersons are available in all 50 states through a toll-free phone line. Members also receive discounts ranging from 10% to 50% off on a full range of home-related products and services.

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

     Other Clubs. Our former North American Outdoor Group, Inc. subsidiary ("NAOG") owned and operated the North American Hunting Club (Registered Trademark) , the North American Fishing Club (Registered Trademark) , the Handyman Club of America (Registered Trademark) , the National Home Gardening Club (Registered Trademark) and the PGA Tour Partners Club (Registered Trademark) , among others. Members of these clubs received fulfillment kits, discounts on related goods and services, magazines and other benefits. In October 8, 1999, we completed the disposition of 94% of NAOG for approximately $141 million and we retained an equity interest in NAOG of approximately 6% (see "Recent Developments").

ONLINE PRODUCTS

     Until September 15, 1999, we operated Netmarket (www.netmarket.com), our flagship online, membership-based, value-oriented consumer site which offers discounts on over 500,000 products and services. Netmarket offers discounted shopping and other benefits to both members and non-members, with members receiving preferred pricing, access to special items, cash back benefits, low price guarantees and extended warranties on certain items. In addition, Netmarket and/or the Individual Membership business also offer the following online products and services: AutoVantage (Registered Trademark) , Travelers Advantage (Registered Trademark) and PrivacyGuard (Registered Trademark) membership programs and Haggle Zone (Registered Trademark) and Fair Agent (Registered Trademark) consumer services. As part of our internet strategy, on September 15, 1999, we donated Netmarket Group, Inc.'s (the owner of our online membership businesses) outstanding common stock to a charitable trust, and Netmarket issued additional shares of its common stock to certain of its marketing partners. Accordingly, as a result of the change in ownership in Netmarket common stock from us to an independent third party, Netmarket's operating results are no longer included in our Consolidated Financial Statements. We retained the opportunity to participate in Netmarket's value through the ownership of the convertible preferred stock of Netmarket, which is ultimately exchangeable, at our option, into at least 78% of Netmarket's diluted common shares. (See "Recent Developments -- Internet Developments").

     Prior to its sale in 1999, we operated Match.com, Inc. ("Match"), a leading matchmaking service on the Internet, servicing over 100,000 consumers. Subscriptions to the Match service range from approximately $10 per month to just under $60 for one year.

INSURANCE/WHOLESALE SEGMENT

     Our Insurance/Wholesale segment represented approximately 11%, 10% and 11% of our revenues for the years ended December 31, 1999, 1998 and 1997, respectively. We affiliate with financial institutions, including credit unions and banks, to offer their respective customer base competitively priced insurance products, primarily accidental death and dismemberment insurance and term life insurance, as well as an array of services associated with the Individual Membership segment.

     ENHANCEMENT PACKAGE SERVICE. Primarily through our FISI subsidiary, we sell enhancement packages for financial institution consumer and business checking and deposit account holders. FISI's financial institution clients select a customized package of our products and services and then usually adds its own services (such as unlimited check writing privileges, personalized checks, cashiers' or travelers' checks without issue charge, or discounts on safe deposit box charges or installment loan interest rates). With our marketing and promotional assistance, the financial institution then offers the complete package of account enhancements to its checking account holders as a special program for a monthly fee. Most of these financial institutions choose a standard enhancement package, which generally includes $10,000 of accidental death and dismemberment insurance, travel discounts and a nationwide check cashing service. Others may include our shopping and credit card registration services, a financial newsletter or pharmacy, eyewear or entertainment discounts as enhancements. The accidental death and dismemberment coverage is underwritten under group insurance policies with independent insurers. We continuously seek to develop new enhancement features, which may be added to any package at an additional cost to the financial institution. We generally charge a financial institution client an initial fee to implement this program and monthly fees thereafter based on the number of customer accounts participating in that financial institution's program. Our enhancement packages are designed to enable a financial institution to generate additional fee income, because the institution should be able to charge participating accounts more than the combined costs of the services it provides and the payments it makes to us.

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

     INSURANCE PRODUCTS. Through our BCI subsidiary, we serve as a third party administrator for marketing accidental death insurance throughout the country to the customers of BCI's financial institution clients. This accidental death and dismemberment insurance is often combined with our other services to enhance their value. These products are generally marketed through direct mail solicitations, which generally offer $1,000 of accidental death insurance at no cost to the customers and the opportunity to choose additional coverage of up to $300,000. The annual premium generally ranges from $10 to $250. BCI also acts as an administrator for term life, graded term life and hospital accident insurance. BCI's insurance products and other services are offered through banks and credit unions to their account holders.

DIRECT MARKETING DISTRIBUTION CHANNELS

     We market our Individual Membership and Insurance/Wholesale products through a variety of distribution channels. The consumer is ultimately reached in the following ways: 1) at financial institutions or other associations through direct marketing; 2) at financial institutions or other associations through a direct sales force, participating merchants or general advertising; and 3) through companies and various other entities.

     Some of our and Netmarket's individual memberships, such as shopping, travel, privacy guard and auto services, are available to computer users via online services and the Internet's World Wide Web. These users are solicited primarily through major online services such as America Online, traditional offline direct marketing channels, major destination sites on the World Wide Web, such as portals, and through our affinity partners. We believe that our and Netmarket's interactive members account for approximately 4% of our total members. Strategic alliances have been formed with online services and various other companies, including many of the major Internet portals.

DIRECT MARKETING INTERNATIONAL OPERATIONS

     Individual Membership and Insurance/Wholesale. Our Cendant International Membership Services subsidiary has developed the international distribution of enhancement package services and insurance products together with certain individual memberships including shopping, auto and payment card protection.

     As of December 31, 1999, Cendant International Membership Services had expanded its international membership and customer base to approximately thirteen million individuals. This base is driven by retail and wholesale membership through over 35 major banks in Europe and Asia, as well as through other distribution channels. We also have exclusive licensing agreements covering the use of our merchandising systems in Australia, Japan and certain other Asian countries under which licensees paid initial license fees and agree to pay royalties to us on membership fees, access fees and merchandise service fees paid to them. Royalties to us from these licenses were less than 1% of our direct marketing revenues and profits in the years ended December 31, 1999, 1998 and 1997, respectively.

     The economic impact of currency exchange rate movements on our business is complex because it is linked to variability in real growth, inflation, interest rates and other factors. Because we operate in a mix of services and numerous countries, management believes currency exposures are fairly well diversified. See Item 7A: "Quantitative and Qualitative Disclosures About Market Risk".

DIRECT MARKETING SEASONALITY

     Our direct marketing businesses are generally not seasonal.

DIRECT MARKETING COMPETITION

     Individual Membership. We believe that there are competitors, which offer membership programs similar to ours, and some of these entities, which include large retailers, travel agencies, insurance companies and financial service institutions, have financial resources, product availability, technological capabilities or customer bases that may be greater than ours. To date, we have been able to compete effectively with such competitors. However, there can be no assurances that we will continue to be able to do so. In addition, we compete with traditional methods of merchandising that enjoy widespread consumer acceptance, such as catalog and in-store retail shopping and shopping clubs (with respect to our discount shopping service), and travel agents (with respect to our discount travel service). Our systems are, for the most part, not protected by patent.

     Insurance/Wholesale. Each of our account enhancement services competes with similar services offered by other companies, including insurance companies. Many of the competitors are large and more established, with greater resources and financial capabilities than ours. Finally, in attempting to attract any relatively large financial institution as a client, we also may from time to time compete with that institution's in-house marketing staff and the institution's perception that it could establish programs with comparable features and customer appeal without paying for the services of an outside provider.

DIVERSIFIED SERVICES DIVISION

     Our Diversified Services Division represented approximately 20%, 21% and 18% of our revenue for the years ended December 31, 1999, 1998 and 1997, respectively.

CONTINUING OPERATIONS

     TAX PREPARATION BUSINESS. In January 1998, we acquired Jackson Hewitt,
Inc. ("Jackson Hewitt") the second largest tax preparation service in the United States. The Jackson Hewitt franchise system is comprised of a 43-state network (plus the District of Columbia) with approximately 3,000 offices operating under the trade name "Jackson Hewitt Tax Service". Office locations range from stand-alone store front offices to offices within Wal-Mart Stores, Inc. and Montgomery Ward & Co., Inc. locations. Through the use of proprietary interactive tax preparation software, we are engaged in the preparation and electronic filing of federal and state individual income tax returns. During 1999, Jackson Hewitt prepared approximately 1.38 million tax returns, which represented an increase of 17% from the approximately 1.18 million tax returns it prepared during 1998. To complement our tax preparation services, we also offer accelerated check refunds and refund anticipation loans to our tax preparation customers. We believe that the application of our focused management strategies and techniques for franchise systems to the Jackson Hewitt network can increase revenue produced by the Jackson Hewitt franchise system while also increasing the quality and quantity of services provided to franchisees.

     Tax Services of America. During 1999, Jackson Hewitt, in conjunction with two of its largest franchisees, created an independent joint venture, Tax Services of America ("TSA") to maximize Jackson Hewitt's ability to add independent tax preparation firms to its franchise system. Cendant initially invested $5 million and approximately 80 company owned stores, and currently has a 48% interest in the form of convertible preferred stock. TSA currently has over 200 offices and is expected to prepare over 140,000 tax returns during the 2000 filing season. TSA's primary objective is to grow by acquiring independent tax preparation firms in areas where TSA is licensed to operate and convert them to the Jackson Hewitt system.

     NATIONAL CAR PARKS. Our National Car Parks ("NCP") subsidiary operates commercial car parks in the UK and Europe, with over 60 years experience of owning and/or managing a portfolio of nearly 500 car parks, mostly located in city and town centers and at airports.

     NCP owns or operates nearly 500 car parks across the UK and has approximately 2,500 full and part-time employees. NCP provides a high-quality, professional service, developing a total solution for its customers and for organizations such as town and city administrations that wish to develop modern and professionally managed parking and traffic management facilities, tailored towards local business.

     NCP owns and operates car parks in over 100 city and town centers throughout the UK, most of which are regularly patrolled and many of which have closed-circuit television surveillance. NCP is the only car park manager that can provide the motorist with such a comprehensive geographical coverage and such levels of investment in secured facilities. In addition, NCP is a leader in on-airport car parking at UK airports, with over 31,000 car parking spaces in facilities close to passenger terminals at ten airports across the UK. Booking facilities are available through NCP's telesales service for convenient car parking reservation at these airports, with free courtesy coach transfers to and from airport terminals at most locations.

     The brand name NCP is registered in the UK as a trademark. Furthermore, the NCP trademark is in the process of being registered in the rest of the European Community.

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

     OTHER SERVICES. Operating under the trade name "Welcome Wagon", we distribute complimentary welcoming packages which provide new homeowners and other consumers throughout the United States and Canada with discounts for local merchants. These activities are conducted through our Welcome Wagon International Inc. and Getko Group, Inc. subsidiaries. We are exploring opportunities to leverage the assets and the distribution channels of such subsidiaries.

DIVESTED BUSINESSES

     ENTERTAINMENT PUBLICATIONS BUSINESS. In November 1999, we completed the disposition of approximately 85% of EPub for approximately $281 million in cash. In connection with the transaction, we will retain an equity interest in EPub of approximately 15% (see "Recent Developments"). In addition, we will have a designee on the EPub Board of Directors.

     Through our EPub subsidiary, we offered discount programs in specific markets throughout North America and certain international markets and enhanced our Individual Membership and Insurance/ Wholesale segment products. We believe that EPub is the largest marketer of discount program books of this type in the United States. EPub has a sales force of approximately 1,100 people with approximately 800 people soliciting schools and approximately 300 people soliciting merchants.

     EPub solicits restaurants, hotels, theaters, sporting events, retailers and other businesses which agree to offer services and/or merchandise at discount prices (primarily on a two-for-the-price-of-one or 50% discount basis). EPub sells discount programs under its Entertainment (Registered Trademark) , Entertainment (Registered Trademark) Values, Gold C (Registered Trademark) and other trademarks, which typically provide discount offers to individuals in the form of local discount coupon books. These books typically contain coupons and/or a card entitling individuals to hundreds of discount offers from participating establishments. Targeting middle to upper income consumers, many of EPub's products also contain selected discount travel offers, including offers for hotels, car rentals, airfare, cruises and tourist attractions. More than 70,000 merchants with over 275,000 locations participate in these programs. EPub also uses this national base of merchants to develop other products, most notably, customized discount programs for major corporations. These programs also may contain additional discount offers, specifically designed for customized discount programs.

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

     While prices of local discount coupon books vary, the customary price for Entertainment (Registered Trademark) , Entertainment (Registered Trademark) Values and Gold C (Registered Trademark) coupon books range between $10 and $45. Customized discount programs are generally sold at significantly lower prices. In 1998, over nine million for Entertainment (Registered Trademark) , Entertainment (Registered Trademark) Values and Gold C (Registered Trademark) and other trademarked local coupon books were published in North America.

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

     GREEN FLAG. In November 1999, we completed the disposition of our Green Flag business unit for approximately $401 million in cash.

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

Using a network of specialists allows Green Flag to offer its customers a fast service in emergency situations. Through regular inspections and strictly enforced performance measures, Green Flag's teams of operators are able to deliver reassurance to the customer, as well as a highly reliable service.

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

     OTHER DIVESTED SERVICES. Our former Spark Services, Inc. ("Spark") subsidiary (sold in August 1999) provided database-driven dating services to over 300 radio stations throughout the United States and Canada. Spark was the leading provider of dating and personals services to the radio industry. Spark had also begun to test television distribution of its services through infomercials, as well as through short form advertising and affiliation deals with various programs. Consumers paid for Spark's services on a per minute of usage transaction basis. See "Recent Developments".

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

     We currently participate in preferred alliance relationships with more than 100 companies, including some of the largest corporations in the United States. The operating profit generated by most new preferred alliance arrangements closely approximates the incremental revenue produced by such arrangements since the costs of the existing infrastructure required to negotiate and operate these programs are largely fixed.

DISCONTINUED OPERATIONS

     On August 12, 1998, we announced that our Executive Committee of the Board of Directors committed to discontinue our consumer software and classified advertising businesses by disposing of our wholly owned subsidiaries Cendant Software Corporation ("Software") and Hebdo Mag International, Inc. ("Hebdo Mag"). On December 15, 1998, we completed the sale of Hebdo Mag to a company organized by Hebdo Mag management for approximately $450 million, including approximately $315 million in cash and 7.1 million shares of our common stock. On January 12, 1999, we completed the sale of Software to Paris based Havas SA, a subsidiary of Vivendi SA, for $770 million in cash.

     SOFTWARE. Our former Software subsidiary offered consumer software in various multimedia forms, predominately on CD-ROM for personal computers. The Software unit was one of the largest personal computer consumer software groups in the world, and a leader in entertainment, educational and personal productivity software. It included Sierra On-Line, Inc., Blizzard Entertainment and Knowledge Adventure, Inc., and offered such titles as Diablo, Starcraft, You Don't Know Jack, King's Quest, JumpStart, Math Blaster, Reading Blaster and many others. These products were offered through a variety of distribution channels, including specialty retailers, mass merchandisers, discounters and schools.

     CLASSIFIED ADVERTISING. Our former Hebdo Mag subsidiary was a publisher of over 180 titles and distributor of classified advertising information with operations in fifteen countries including Canada, France, Sweden, Hungary, Taiwan, the United States, Italy, Russia, the Netherlands, Australia, Argentina and Spain. Hebdo Mag was involved in the publication, printing and distribution, via print and electronic media, of branded classified advertising information products. Hebdo Mag had also expanded into other related business activities, including the distribution of third-party services and classified advertising web sites.

REGULATION

     DIRECT MARKETING REGULATION. We market our products and services through a number of distribution channels including telemarketing, direct mail and online. These channels are regulated on the state and federal level and we believe that these activities will increasingly be subject to such regulation. Such regulation may limit our ability to solicit new members or to offer one or more products or services to existing members.

     A number of our products and services (such as Travelers Advantage (Registered Trademark) and certain insurance products) are also subject to state and local regulations. We believe that such regulations do not have a material impact on our business or revenues.

     In November 1999, the Federal Gramm-Leach-Bliley Act became law. This statute, among other things, modernized the regulatory structure affecting the delivery of financial services to consumers.

Pursuant to this statute, additional requirements and limitations were adopted relating to the sharing by financial institutions of certain customer information with third parties such as our Direct Marketing division. Such additional requirements and limitations will take effect in November 2000, at the earliest, following the adoption of implementing regulation by the various federal agencies which are charged with enforcing these matters. We do not believe that this legislation will have a material impact on our business and we were generally supportive of this legislation because we believe that it adequately protects the legitimate privacy rights of the customers of those financial institutions who partner with us in our marketing efforts, but does so without unduly harming our own marketing efforts. We are also aware of, and we are actively monitoring the status of, certain proposed privacy-related state legislation that might be passed in the future; it is unclear at this point what effect, if any, such state legislation might have on our business.

     FRANCHISE REGULATION. The sale of franchises is regulated by various state laws, as well as by the Federal Trade Commission (the "FTC"). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. Although no assurance can be given, proposed changes in the FTC's franchise rule should have no adverse impact on our franchised businesses. A number of states require registration or disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our franchising operations have not been materially adversely affected by such existing regulation, we cannot predict the effect of any future federal or state legislation or regulation.

     REAL ESTATE REGULATION. The federal Real Estate Settlement Procedures Act (RESPA) and state real estate brokerage laws restrict payments which real estate brokers and mortgage brokers and other parties may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance, title insurance). Such laws may to some extent restrict preferred alliance arrangements involving our real estate brokerage franchisees, mortgage business and relocation business. Our mortgage banking services business is also subject to numerous federal, state and local laws and regulations, including those relating to real estate settlement procedures, fair lending, fair credit reporting, truth in lending, federal and state disclosure, and licensing. Currently, there are local efforts in certain states which could limit referral fees to our relocation business.

     It is a common practice for online mortgage and real estate-related companies to enter into advertising, marketing and distribution arrangements with other Internet companies and websites whereby the mortgage and real estate-related companies pay fees for advertising, marketing and distribution services and other goods and facilities. The applicability of RESPA's referral fee prohibitions to the compensation provisions of these arrangements is unclear and the Department of Housing and Urban Development has provided no guidance to date on the subject. Although Move.com Group believes that it has structured its relationships with Internet advertisers to ensure compliance with RESPA, some level of risk is inherent absent amendments to the law or regulations, or clarification from regulators.

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

     INTERNET REGULATION. Although Move.com Group's and other business units' operations on the Internet are not currently regulated by any government agency in the United States beyond regulations discussed above and applicable to businesses generally, it is likely that a number of laws and regulations may be adopted governing the Internet. In addition, existing laws may be interpreted to apply to the

Internet in ways not currently applied. Regulatory and legal requirements are subject to change and may become more restrictive, making Move.com Group's compliance more difficult or expensive or otherwise restricting its ability to conduct its business as it is now conducted.

EMPLOYEES

     As of December 31, 1999, we employed approximately 28,000 persons fulltime. Management considers our employee relations to be satisfactory.

ITEM 2. PROPERTIES

     Our principal executive offices are located in leased space and located at 9 West 57th Street, New York, NY 10019 with a lease term expiring in 2013. Many of our general corporate functions are conducted at a building owned by us and located at 6 Sylvan Way, Parsippany, New Jersey 07054 and at a building leased by us and located at 1 Sylvan Way, Parsippany, New Jersey 07054 with a lease term expiring in 2008.

     Our travel segment has three properties which we own, a 166,000 square foot facility in Virginia Beach, Virginia which serves as a satellite administrative and reservations facility for Wizcom and ARAC, a 200,000 square foot facility in Carmel, Indiana which serves as an administrative office for RCI and a property located in Kettering, UK which is the European office for RCI. The travel segment also leases space for its reservations centers and data warehouse in Winner and Aberdeen, South Dakota; Phoenix, Arizona; Knoxville and Elizabethtown, Tennessee; Tulsa and Drumright, Oklahoma; Indianapolis, Indiana; Orangeburg, South Carolina and St. John and Fredericton, New Brunswick, Canada pursuant to leases that expire in 2000, 2004, 2007, 2004, 2002, 2001, 2000,
2001, 2008, 2009 and 2009, respectively. The Tulsa and Drumright, Oklahoma and St. John and Fredericton, New Brunswick, Canada locations serves as an Avis car rental reservations centers. In addition, the travel segment has 14 leased offices spaces located within the United States and an additional 37 leased spaces in various countries outside the United States.

     The real estate franchise segment leases approximately seven properties in various locations that function as sales offices, three of which are shared with the travel segment.

     The individual membership segment has its principal offices located in Stamford and Trumbull, Connecticut. The individual membership segment leases space for several of its call centers in Aurora, Colorado; Richmond, Virginia; Westerville, Ohio; Nashville, Tennessee; Moore, Oklahoma; Houston and Arlington, Texas; and Great Falls, Montana pursuant to leases that expire in 2000, 2007, 2005, 2006, 2003, 2005, 2000 and 2004, respectively. We also own one building located in Cheyenne, Wyoming which serves as a call center. In addition, the individual membership segment has leased smaller space in various locations for business unit and ancillary needs.

     The relocation segment has their main corporate operations located in three leased buildings in Danbury, Connecticut with lease terms expiring in 2008, 2005 and 2004. There are also six regional offices located in Walnut Creek, California; Oak Brook, Chicago, and Schaumburg, Illinois; Las Colinas, Texas and Mission Viejo, California which provide operation support services for the region pursuant to leases that expire in 2004, 2003, 2004, 2001 and 2003, respectively. We own the office in Mission Viejo. International offices are located in Swindon, UK and Hong Kong, China, pursuant to leases that expire in 2013 and 2001, respectively.

     The mortgage segment has centralized its operations to one main area occupying various leased offices in Mt. Laurel, New Jersey for a total of approximately 885,000 square feet. The lease terms expire over the next five years. Regional sales offices are located in Englewood, Colorado and Santa Monica, California, pursuant to leases that expire in 2002 and 2005, respectively.

     The insurance/wholesale segment leases domestic space in Brentwood, Tennessee; San Carlos, California; and Richmond, Virginia with lease terms ending in 2002, 2003 and 2007, respectively. In addition, there are ten leased locations internationally that function as sales and administrative offices for CIMS with the main office located in Portsmouth, UK.

     The Move.com Group segment occupies two leased offices in San Francisco, with lease terms ending in 2003 and 2006.

     We also own property in Westbury, New York and lease space in Garden City, New York and Parsippany, New Jersey that supports the Diversified Services Segment. The Garden City and Parsippany locations are the main operation and administrative centers for Wizcom and Jackson Hewitt, respectively. In addition, there are approximately nineteen leased office locations in the United States. Internationally, we lease office space in the United Kingdom and own one building in Birmingham, UK to support the National Car Parks business unit.

     We believe that such properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

A. CLASS ACTION AND OTHER LITIGATION AND GOVERNMENT INVESTIGATIONS

     Since our April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the date of this Annual Report on Form 10-K, approximately 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on our behalf and several other lawsuits and arbitration proceedings have been filed in various courts against us and other defendants.

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

     On March 26, 1999, Ernst & Young filed Cross-Claims against the Company and certain of the Company's present and former officers and directors, alleging that any failure to discover the accounting irregularities was caused by misrepresentations and omissions made to Ernst & Young in the course of its audits and other reviews of the Company's financial statements. Ernst & Young's Cross-Claims assert claims for breach of contract, fraud, fraudulent inducement, negligent misrepresentation and contribu- tion. Damages in unspecified amounts are sought for the costs to Ernst & Young associated with defending the various shareholder lawsuits and for harm to Ernst & Young's reputation.

     On December 7, 1999, we announced that we reached a preliminary agreement to settle the Securities Action. (See "Litigation Settlements" below and Note 17 to the Consolidated Financial Statements).

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

     On November 11, 1998, the plaintiffs in the PRIDES Action brought motions for (i) certification of a proposed class of PRIDES purchasers; (ii) summary judgment against the Company on liability under Section 11 of the Securities Act; and (iii) an injunction requiring the Company to place $300 million in a trust account for the benefit of the PRIDES investors pending final resolution of their claims. These motions were withdrawn in connection with a partial settlement of the PRIDES Action (see Litigation Settlements below and Note 5 to the Consolidated Financial Statements).

     Semerenko v. Cendant Corp., et al., Civ. Action No. 98-5384 (D.N.J.) and
P. Schoenfield Asset ManagementLLC v. Cendant Corp., et al., (Civ. Action No. 98-4734) (D.N.J.) (the "ABI Actions") were initially commenced in October and November of 1998, respectively, on behalf of a putative class of persons who purchased securities of American Bankers Insurance Group, Inc. ("ABI") between January 1998 and October 13, 1998. Named as defendants are the Company, four former CUC officers and directors, and Ernst & Young. The complaints in the ABI actions, as amended on February 8, 1999, assert violations of Sections 10(b), 14(e) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. Plaintiffs allege that they purchased shares of ABI common stock at artificially inflated prices due to the accounting irregularities after we announced a cash tender offer for 51% of ABI's outstanding shares of common stock in January 1998. Plaintiffs also allege that after the disclosure of the accounting irregularities, we misstated our intention to complete the tender offer and a second step merger pursuant to which the remaining shares of ABI stock were to be acquired by us. Plaintiffs seek, among other things, unspecified compensatory damages. The Company and the other defendants filed motions to dismiss the ABI Actions on March 10, 1999. The United States District Court for the District of New Jersey found that the complaints failed to state a claim upon which relief could be granted and, accordingly, dismissed the complaints by order dated April 30, 1999. Plaintiff's appeal of the dismissal is scheduled to be argued before the United States Court of Appeals for the Third Circuit on March 21, 2000.

B. OTHER LITIGATION

     Prior to April 15, 1999, actions making substantially similar allegations to the allegations in the Securities Action were filed by various plaintiffs on their own behalf in the United States District Courts for the District of New Jersey, the Eastern and Central Districts of California, the Southern District of Florida, the Eastern District of Louisiana, the District of Connecticut and the Eastern District of Wisconsin. The Company filed motions before the Judicial Panel on Multidistrict Litigation (the "JPML") to transfer to the District of New Jersey, for consolidation with the Securities Action, the actions filed in judicial districts other than the District of New Jersey. The motions to transfer were granted in August and

September, 1999. The District of New Jersey has granted the Company's motion to dismiss two of these transferred actions: Stewart v. Cendant Corp., originally filed in the District of Connecticut, and Wyatt v. Cendant Corp., originally filed in the Southern District of Florida.

     The Company has filed Cross-Claims against Ernst & Young in three of the remaining transferred actions: McLaughlin v. Cendant Corp., originally filed in the District of New Jersey; Yeager v. Cendant Corp. and Alexander v. Cendant Corp. both originally filed in the Central District of California. Ernst & Young has filed counterclaims and Cross-Claims against the Company in each of these actions.

     Among the actions transferred is Reliant Trading and Shepherd Trading Ltd.
v. Cendant Corp., originally filed in the Eastern District of Wisconsin. The plaintiffs in Reliant allegedly purchased certain 4-3/4% Senior Notes originally issued by HFS and claim to have converted these notes to shares of Cendant common stock in April 1998, before our April 15, 1998 announcement concerning the accounting irregularities. Plaintiffs seek, among other things, rescission of the conversion of the notes, unspecified compensatory damages resulting form the conversion, and additional unspecified damages resulting from the original purchase of the notes at allegedly artificially inflated prices.

     On November 2, 1999, the Company moved for judgment on the pleadings dismissing the Securities Act claims asserted against it. On December 10, 1999, the parties filed a stipulation dismissing with prejudice claims of violations of Sections 11, 12 and 15 of the Securities Act against all defendants and claims of violations of Sections 10(b) and 20 of the Exchange Act against certain present and former Cendant directors. On December 14, 1999, plaintiffs filed a first Amended Complaint alleging violations of Section 10(b) of the Exchange Act and breach of contract against the Company and violations of Sections 10(b) and 20 of the Exchange Act against certain former and present officers and directors of The Company. On January 14, 2000, the Company filed an answer denying all material allegations in the First Amended Complaint. Additionally, various counterclaims, cross-claims and third-party claims exist between Ernst & Young and the Company and certain of its present and former officers and directors.

     Another action transferred to the District of New Jersey is Daystar
Special Situations Fund, L.P. and Daystar LLC v. Cendant Corp., originally filed in the Southern District of New York in July 1999 to the District of New Jersey. Plaintiffs in Daystar, allege that after disclosure of the accounting irregularities by us in April 1998 certain material misstatements were made regarding the full extent of the accounting irregularities. Plaintiffs allege that they relied on such statements in purchasing over 3 million shares of Cendant stock in April, May and June 1998. Plaintiffs seek, among other things, damages in excess of $35 million. On October 26, 1999, all of the defendants, including the Company, filed a motion to dismiss the Complaint. On November 29, 1999, the motion to dismiss was denied. On December 23, 1999, the Company filed an answer denying all material allegations in the Complaint.

     Kennilworth Partners, L.P. et al., v. Cendant Corp., et al., 98 Civ. 8939
(DC) (the "Kennilworth Action") was filed on December 18, 1998 on behalf of three investment companies. Named as defendants are the Company; thirty of its present and former officers and directors; HFS; and Ernst & Young. The complaint in the Kennilworth Action, as amended on January 26, 1999, alleges that the plaintiffs purchased convertible notes issued by HFS pursuant to an indenture dated February 28, 1996 and were damaged when they converted their notes into shares of common stock in the Company shortly prior to the Company's April 15, 1998 announcement. The amended complaint asserts violations of Sections 11, 12 and 15 of the Securities Act and Sections 10(b) and 20 of the Exchange Act; a common-law breach of contract claim is also asserted. Damages are sought in an amount estimated to be in excess of $13.6 million. On April 29, 1999, the Company moved to dismiss the Securities Act claims brought against it. On August 10, 1999, the District Court dismissed plaintiffs' claims under Sections 11 and 12(2) of the Securities Act against us and all of the other defendants and dismissed the claims under Section 10(b) of the Exchange Act against the individual officers and directors and Ernst & Young. On August 23, 1999, the Company filed an Answer and Affirmative Defenses, in which it denied all material allegations in the amended complaint. In January 2000, plaintiffs filed a Second Amended Complaint, asserting claims against Cendant under Section 10(b) of the Exchange Act and for breach of contract.

     Kevlin, et al v. Cendant Corp., No. C-98-12602-B (the "Kevlin Action"), was commenced in December 1998 in the County Court of Dallas County, Texas. According to the complaint, plaintiffs are former shareholders of an entity known as Kevlin Services, Inc. In 1996, a subsidiary of Cendant acquired all of the assets of Kevlin Services, Inc. in exchange for approximately 1,155,733 shares of common stock of CUC International Inc. According to the complaint, plaintiffs were to receive CUC shares worth $26,370,000 and instead received shares worth substantially less than that amount due to the impact of the accounting irregularities on the market price for CUC common stock. Plaintiffs have asserted claims against Cendant, its subsidiary and Ernst & Young for fraud, negligent misrepresentation, breach of duty of good faith and fair dealing, breach of contract, conspiracy, negligence and gross negligence. Plaintiffs seek compensatory and exemplary damages in unspecified amounts. Cendant and its subsidiary have filed a general denial to the allegations in the complaint. The parties have commenced discovery in this case.

     Raymond H. Stanton II and Raymond H. Stanton III v. Cendant Corp. is an arbitration proceeding filed by Raymond H. Stanton II and Raymond H. Stanton III, former owners of Dine-A-Mate, Inc. The Demand for Arbitration alleges that the Stantons sold Dine-A-Mate stock to CUC in September 1996 in exchange for 929,930 shares of CUC common stock. The Demand alleges that due to the accounting irregularities the price of CUC stock was artificially inflated at the time and asserts claims for fraud, fraudulent inducement, breach of warranty, and violation of Sections 18(a) and 10(b) of the Exchange Act. The Stantons seek, among other things, damages equal to the differences between $33,314,736 (the alleged value of the transaction) and the actual value of the CUC stock they received in the sale, and punitive damages on their claims for fraud and fraudulent inducement. The arbitration hearing is scheduled to take place on May 2-5, 2000.

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

     Deutch v. Silverman, et al., No. 98-1998 (WHW) (the "Deutch Action"), is a purported shareholder derivative action, purportedly filed on behalf of, and for the benefit of the Company. The Deutch Action was commenced on April 27, 1998 in the District of New Jersey against certain of the Company's current and former directors and officers; The Bear Stearns Companies, Inc.; Bear Stearns & Co., Inc.; and, as a nominal party, the Company. The complaint in the Deutch Action, as amended on December 7, 1998, alleges that certain individual officers and directors of the Company breached their fiduciary duties by selling shares of the Company's stock while in possession of non-public material information concerning the accounting irregularities. The complaint also alleges that the individual officers and directors breached their fiduciary duties and committed acts of gross negligence by, among other things, causing and/or allowing the Company to make a series of false and misleading statements regarding the Company's financial condition, earnings and growth; entering into an agreement to acquire ABI and later paying $400 million to ABI in connection with termination of that agreement; re-pricing certain stock options previously granted to certain Company executives; and entering into certain severance and other agreements with Walter Forbes, the Company's former Chairman, last summer under which Mr. Forbes received approximately $51 million from the Company pursuant to an employment agreement we had entered into with him in connection with the Cendant Merger. Damages are sought on behalf of Cendant in unspecified amounts. The Company and the other defendants each moved to dismiss the Deutch Action. On August 8, 1999, the Court dismissed certain claims against some of the individual officers and directors and all claims against the Bear Stearns defendants. The Court denied the Company's motion to dismiss. On August 23, 1999, the Company filed its Answer and Affirmative Defenses to the Complaint, in which it denied all of the material allegations in the Complaint. On February 4, 2000, plaintiff moved for partial summary judgment against the individual defendants, seeking damages in the amount of $2.83 billion. The motion is scheduled to be heard on March 27, 2000.

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

     The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to accounting irregularities. The SEC staff has advised us that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from our internal investigations, we made all adjustments considered necessary which are reflected in previously filed financial statements. Although we can provide no assurances that additional adjustments will not be necessary as a result of these government investigations, we do not expect that additional adjustments will be necessary.

C. LITIGATION SETTLEMENTS.

Settlement of Common Stock Class Action Litigation

     On December 7, 1999, the Company announced that it reached a preliminary agreement to settle the principal securities class action pending against the Company in the U.S. District Court in Newark, New Jersey relating to the aforementioned class action lawsuits. Under the agreement, the Company would pay the class members approximately $2.85 billion in cash, an increase from approximately $2.83 billion previously reported. The increase is a result of continued negotiation toward definitive documents relating to additional costs to be paid to the plaintiff class. The settlement remains subject to execution of a definitive settlement agreement and approval by the U.S. District Court. If the preliminary settlement is not approved by the U.S. District Court, the Company can make no assurances that the final outcome or settlement of such proceedings will not be for an amount greater than that set forth in the preliminary agreement. We currently plan to fund the settlement through the use of available cash, the issuance of debt securities and/or the issuance of equity securities. We intend to finance the cost of the settlement so as to maintain our investment grade ratings. Please see the Company's Form 8-K, dated December 7, 1999, for a description of the preliminary agreement to settle the common stock class action litigation.

     The proposed settlements do not encompass all litigation asserting claims associated with the accounting irregularities. We do not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

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

     Based on the settlement agreement, we recorded an after tax charge of approximately $228 million, or $0.26 per share ($351 million pre-tax), in the fourth quarter of 1998 associated with the settlement agreement in principle to settle the PRIDES securities class action. We recorded an increase in additional paid-in capital of $350 million offset by a decrease in retained earnings of $228 million resulting in a net increase in shareholders' equity of $122 million as a result of the prospective issuance of the Rights. As a result, the settlement should not reduce net book value. In addition the settlement is not expected to reduce 1999 earnings per share unless our common stock price materially appreciates.

     At any time during the life of the Rights, holders of Rights may (a) sell them or (b) exercise them by delivering to us three Rights together with two PRIDES in exchange for two new PRIDES (the "New PRIDES"). For example, if a holder of Rights exchanges three rights together with two current Income PRIDES, they will receive two New Income PRIDES. If a holder of Rights exchanges three Rights together with two Growth PRDIDES, they will receive two New Growth PRIDES. The terms of the New PRIDES will be the same as the currently outstanding PRIDES, except that the conversion rate will be revised so that, at the time the Rights are distributed, each of the New PRIDES will have a value equal to $17.57 more than each original PRIDES, based upon a generally accepted valuation model. Based upon the closing price per share of $17.78 of our Common Stock (calculated based on the average closing price per share of our common stock for the five day period ended February 18, 2000), the effect of the issuance of the New PRIDES will be to distribute approximately 18 million more shares of our common stock when the mandatory purchase of our common stock associated with the PRIDES occurs in February of 2001.

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

     On September 7, 1999, Cendant moved the District Court for an order disallowing claims by purported class members seeking a total of approximately 4 million Rights pursuant to the settlement, on the grounds that such claims were filed untimely and/or not supported by appropriate documentation. On October 6, 1999, the District Court of New Jersey heard oral argument on the Company's motion. On October 20, 1999, the Court issued an opinion and order directing Lead Counsel to submit additional documentation regarding the disputed claims. On January 14, 2000, the Court issued an order identifying those claims allowed to participate in the settlement and those claims that were disallowed. By stipulation and order dated February 23, 2000, the parties agreed to distribute, and the court approved distribution of, Rights in respect of the undisputed claims, which the Company expects to commence on or about March 10, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held an annual meeting of our shareholders on May 27, 1999, pursuant to a Notice of Annual Meeting and Proxy Statement dated March 31, 1999, a copy of which has been filed previously with the Securities and Exchange Commission, at which our shareholders considered and approved the election of five directors for a term of three years, certain amendments to the Company's Amended and Restated By-Laws, a stockholder's proposal relating to the classification of the Board of Directors and ratification of Deloitte & Touche LLP as auditors. The results of such matters are as follows:

Proposal 1: To elect five directors for a three-year term and until their successors are duly elected and qualified.


  Results:                      For          Withheld
  Leonard S. Coleman        686,861,976     27,440,360
  Robert E. Nederlander     670,402,315     43,909,021
  Leonard Schutzman         687,009,774     27,292,562
  Robert F. Smith           686,256,727     27,292,562
  Craig R. Stapleton        687,791,909     26,510,429

Proposal 2: To ratify and approve the appointment of Deloitte & Touche LLP as the Company's Independent Auditors for the year ending December 31, 1999.


  Results:         For          Against       Abstain
               711,006,803     1,612,783     1,682,750

Proposal 3: To approve and adopt certain amendments to the Company's Amended and Restated By-Laws.


  Results:         For          Against       Abstain
               702,522,495     8,532,611     3,247,230

Proposal 4: A stockholder's proposal relating to the classification of the Board of Directors.


  Results:         For           Against        Abstain
               289,422,825     265,624,48     56,308,894

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

MARKET PRICE ON COMMON STOCK

     Our Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CD". At January 24, 2000 the number of stockholders of record was approximately 9,598. The following table sets forth the quarterly high and low sales prices per share as reported by the NYSE for 1999 and 1998 based on a year ended December 31.


  1999                                 HIGH          LOW
  ----                                 ----          ---
  First Quarter ..................    $22 7/16       $15 5/16
  Second Quarter .................     20 3/4         15 1/2
  Third Quarter ..................     22 5/8         17
  Fourth Quarter .................     26 9/16        14 9/16

  1998                                 HIGH           LOW
  ----                                 ----           ---
  First Quarter ..................    $41            $32 7/16
  Second Quarter .................     41 3/8         18 9/16
  Third Quarter ..................     22 7/16        10 7/16
  Fourth Quarter .................     20 5/8          7 1/2

     On February 24, 2000, the last sale price of our Common Stock on the NYSE was $17 1/8 per share.

DIVIDEND POLICY

     We expect to retain our earnings for the development and expansion of its business and the repayment of indebtedness and do not anticipate paying dividends on Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA


                                                                AT OR FOR THE YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------------
                                                  1999            1998           1997            1996            1995
                                                  ----            ----           ----            ----            ----
(In millions, except per share data)
OPERATIONS
NET REVENUES                                   $  5,402         $ 5,284        $ 4,240         $ 3,238         $ 2,616
                                               --------         --------       --------        --------        -------
Operating expense                                 1,795           1,870          1,322           1,183           1,025
Marketing and reservation expense                 1,017           1,158          1,032             911             744
General and administrative expense                  671             666            636             341             283
Depreciation and amortization expense               371             323            238             146             100
Other charges                                     3,032(1)          838(2)         704(3)          109(4)           97(5)
Interest expense, net                               199             114             51              14              17
Net gain on dispositions of businesses           (1,109)             --             --              --              --
Provision (benefit) for income taxes               (406)            104            191             220             143
Minority interest, net of tax                        61              51             --              --              --
                                               ----------       ---------      ---------       ---------       ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS       $   (229)        $   160        $    66         $   314         $   207
                                               ==========       =========      =========       =========       =========
INCOME (LOSS) FROM CONTINUING OPERATIONS PER SHARE:
 Basic                                         $  (0.30)        $  0.19        $  0.08         $  0.41         $  0.30
 Diluted                                          (0.30)           0.18           0.08            0.39            0.28
FINANCIAL POSITION
Total assets                                   $ 15,149         $20,217        $14,073        $ 12,763         $ 8,520
Long-term debt                                    2,445           3,363          1,246             781             336
Assets under management and mortgage
 programs                                         2,726           7,512          6,444           5,729           4,956
Debt under management and mortgage
 programs                                         2,314           6,897          5,603           5,090           4,428
Mandatorily redeemable preferred
 securities issued by subsidiary holding
 solely senior debentures issued by the
 Company                                          1,478           1,472             --              --              --
Shareholders' equity                              2,206           4,836          3,921           3,956           1,898
OTHER INFORMATION (6)
Cash flows provided by (used in):
 Operating activities                          $  3,032         $   808        $ 1,213         $ 1,493         $ 1,144
 Investing activities                             1,860          (4,352)        (2,329)         (3,091)         (1,789)
 Financing activities                            (4,788)          4,690            901           1,781             661

----------
(1) Represents charges of (i) $2,894 million ($1,839 million, after tax or $2.45 per diluted share) associated with the preliminary agreement to settle the principal shareholder securities class action suit, (ii) $7 million ($4 million, after tax or $0.01 per diluted share) in connection with the termination of the proposed acquisition of RAC Motoring Services, (iii) $21 million ($13 million, after tax or $0.02 per diluted share) of investigation-related costs, (iv) $87 million ($49 million, after tax or $0.07 per diluted share) comprised principally of an $85 million ($48 million, after tax or $0.06 per diluted share) charge incurred in conjunction with the Netmarket Group, Inc. transaction and
      (v) $23 million ($15 million, after tax or $0.02 per diluted share) of additional charges to fund an irrevocable contribution to an independent technology trust responsible for completing the transition of the Company's lodging franchisees to a Company sponsored property management system.

(2) Represents charges of (i) $351 million ($228 million, after tax or $0.26 per diluted share) associated with the agreement to settle the PRIDES securities class action suit, (ii) $433 million ($282 million, after tax or $0.32 per diluted share) for the costs of terminating the proposed acquisitions of American Bankers Insurance Group, Inc. and Providan Auto and Home Insurance Company, and (iii) $121 million ($79 million, after tax or $0.09 per diluted share) for investigation-related costs, including incremental financing costs, and executive terminations. Such charges are partially offset by a net credit of $67 million ($44 million, after tax or $0.05 per diluted share) associated with changes to the estimate of previously recorded merger-related costs and other unusual charges.

(3) Represents merger-related costs and other unusual charges of $704 million ($505 million, after tax or $0.58 per diluted share) primarily associated with the merger of HFS Incorporated and CUC International Inc. and the merger with PHH Corporation ("PHH") in April 1997.

(4) Represents merger-related costs and other unusual charges of $109 million ($70 million, after tax or $0.09 per diluted share) substantially related to the Company's August 1996 merger with Ideon Group, Inc. ("Ideon").

(5) Represents a provision of $97 million ($62 million after tax or $0.08 per diluted share) for costs related to the abandonment of certain Ideon development efforts and the restructuring of certain Ideon operations.

(6) There were no dividends declared during the periods presented above except for PHH and Ideon, which declared and paid dividends to their shareholders prior to their respective mergers with the Company.

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

We operate in four principal divisions -- travel related services, real estate related services, direct marketing services and diversified services. Our businesses provide a wide range of complementary consumer and business services, which together represent eight business segments. The travel related services businesses facilitate vacation timeshare exchanges and franchise car rental and hotel businesses; the real estate related services businesses franchise real estate brokerage businesses, provide home buyers with mortgages, assist in employee relocation and provide consumers with relocation, real estate and home-related products and services through the move.com network of Web sites; and the direct marketing services businesses, provide an array of value driven products and services. Our diversified services include our tax preparation services franchise, information technology services, car parking facility services and other consumer-related services.

As a franchisor of hotels, real estate brokerage offices, car rental operations and tax preparation services, we license the owners and operators of independent businesses to use our brand names. We do not own or operate hotels, real estate brokerage offices, car rental operations or tax preparation offices (except for certain company-owned Jackson Hewitt Inc. offices, which we intend to franchise). Instead, we provide our franchisee customers with services designed to increase their revenue and profitability.

In connection with our previously announced program to focus on maximizing the opportunities and growth potential of our existing businesses, we divested several non-strategic businesses and assets and have completed or commenced certain other strategic initiatives related to our Internet businesses. Pursuant to such program, we completed the dispositions of North American Outdoor Group, Global Refund Group, the fleet business segment, Central Credit, Inc., Spark Services, Inc., Match.com, National Leisure Group, National Library of Poetry, Essex Corporation, Cendant Software Corporation, Hebdo Mag International, Inc., the Green Flag Group and Entertainment Publications, Inc. As a result of the divestitures program, we divested former CUC businesses representing approximately 45% of CUC's revenues in 1997, the year in which CUC merged with HFS (see "Liquidity and Capital Resources -- Divestitures").

In addition to the above mentioned divestitures, we have recently initiated certain Internet strategies outlined below.

On September 30, 1999, we announced that our Board of Directors approved a new series of Cendant common stock to track the performance of the Move.com Group, an operator of a popular network of Web sites, which offer a wide selection of quality relocation, real estate and home-related products and services. The Move.com Group will integrate and enhance the online efforts of our residential real estate brands and those of our other real estate business units drawing on the success of our RentNet, Inc.

("RentNet") online apartment guide model. The Move.com Group commenced operations in the third quarter of 1999 with the move.com Internet site, our flagship site, becoming functional during January 2000. Prior to the formation of the Move.com Group, RentNet's historical financial information was included in our individual membership segment. We have filed a definitive proxy with the Securities and Exchange Commission, which contains financial details as well as more specific plans concerning the transaction. If we obtain shareholder approval for the tracking stock, we currently intend to issue such tracking stock in a public offering in the second quarter of 2000.

The Move.com Group currently generates the following types of revenue from its business partners: listing subscription fees, advertising fees, e-commerce transaction fees and Web site management fees. In addition to the move.com site itself, the Move.com Group assets include RentNet, our online apartment rental business acquired in January 1996 and previously included in our individual membership segment, National Home Connections, LLC, a facilitator of connecting and disconnecting utilities, processor of address changes and facilitator of moving related services and products, which was acquired in May 1999, and the assets of MetroRent, an online provider of apartment rental listings for buildings with 25 or fewer units, which was acquired in December 1999.

On September 15, 1999, we donated Netmarket Group, Inc., ("NGI") outstanding common stock to a charitable trust and NGI began operations as an independent company that will pursue the development of certain interactive businesses formerly within our direct marketing division. For a detailed discussion regarding the NGI transaction, see "Merger -- Related Costs and Other Unusual Charges (Credits) -- 1999."

The following discussion should be read in conjunction with the information contained in our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein.

CONSOLIDATED OPERATIONS -- 1999 VS. 1998

REVENUES

Revenues increased $118 million (2%) in 1999 over 1998, which reflected growth in substantially all of our reportable operating segments despite the effects of dispositions of non-strategic businesses. Significant contributing factors which gave rise to such revenue growth included an increase in the amount of royalty fees received from our franchised brands within both our travel and real estate franchise segments and an increase in loan servicing revenues within our mortgage segment. In addition, we experienced growth and efficiencies within our direct marketing businesses. Revenues in 1999 included the full year operating results of our car park subsidiary, which was acquired in April 1998, compared to the post acquisition period in 1998. A detailed discussion of revenue trends from 1998 to 1999 is included in the section entitled "Results of Reportable Operating Segments -- 1999 vs. 1998."

OTHER CHARGES

LITIGATION SETTLEMENTS. On December 7, 1999, we reached a preliminary agreement to settle the principal securities class actions pending against us, other than certain claims relating to FELINE PRIDES securities discussed below. As a result of the settlement, we recorded a pre-tax charge of approximately $2.89 billion, an increase from approximately $2.87 billion previously reported. The increase is primarily the result of continued negotiation toward definitive documents relating to additional costs to be paid to the plaintiff class. This settlement is subject to final documentation and court approval (see "Liquidity and Capital Resources -- Litigation").

During 1998, we reached a final agreement to settle a class action lawsuit that was brought on behalf of the holders of the FELINE PRIDES. As a result of the settlement, we recorded a pre-tax charge of $351 million.

TERMINATION OF PROPOSED ACQUISITIONS. During 1999, we announced our intention not to proceed with the acquisition of RAC Motoring Services and recorded a $7 million charge in connection with the write-off of acquisition costs. During 1998, we recorded a $433 million charge in connection with the termination of the proposed acquisitions of American Bankers Insurance Group, Inc. and Providian Auto and Home Insurance Company.

INVESTIGATION-RELATED COSTS. During 1999 and 1998, we incurred investigation-related costs of $21 million and $33 million, respectively, in connection with our discovery and announcement of accounting irregularities on April 15, 1998.

MERGER-RELATED COSTS AND OTHER UNUSUAL CHARGES (CREDITS). During 1999 and 1998, we recorded merger-related costs and other unusual charges (credits) of $110 million and ($67) million, respectively (see "Merger-Related Costs and Other Unusual Charges (Credits)").

OTHER CHARGES. During 1998, we incurred other charges of $53 million and $35 million in connection with the termination of certain of our former executives and investigation-related financing costs, respectively.

For a detailed discussion regarding Other Charges, see Note 5 to the Consolidated Financial Statements.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased $48 million (15%) in 1999 over 1998 as a result of incremental amortization of goodwill and other intangible assets from 1998 acquisitions and capital spending primarily to support growth and enhance marketing opportunities in our businesses, partially offset by the impact of the disposal of non-strategic businesses.

INTEREST EXPENSE AND MINORITY INTEREST

Interest expense, net increased $85 million (75%) in 1999 over 1998 primarily as a result of an increase in the average debt balances outstanding and a nominal increase in the cost of funds. In addition, the composition of average debt balances during 1999 included longer term fixed rate debt carrying higher interest rates as compared to 1998. The weighted average interest rate on long-term debt increased to 6.4% in 1999 from 6.2% in 1998. Minority interest, net of tax increased $10 million (20%). Minority interest, net of tax is primarily related to distributions payable in cash on our FELINE PRIDES and the trust preferred securities issued in February 1998.

NET GAIN ON DISPOSITIONS OF BUSINESSES

During 1999, we recorded a net gain of $1.1 billion in connection with the disposition of certain non-strategic businesses. For a detailed discussion regarding such dispositions, see "Liquidity and Capital Resources -- Divestiture Program."

PROVISION (BENEFIT) FOR INCOME TAXES

Our effective tax rate increased to a benefit of 70.7% in 1999 from an expense of 33.2% in 1998 primarily due to the impact of the disposition of our fleet businesses which was accounted for as a tax-free merger. Accordingly, nominal income taxes were provided on the net gain realized upon such disposition.

DISCONTINUED OPERATIONS

Pursuant to our program to divest non-strategic businesses and assets, we disposed of our consumer software and classified advertising businesses in January 1999 and December 1998, respectively. During 1998, we recorded a $405 million gain, net of tax, on the disposal of discontinued operations, which included our classified advertising and consumer software businesses. During 1999, we recorded an additional $174 million gain, net of tax, on the sale of discontinued operations, related to the disposition of our consumer software business, coincident with the closing of the transaction and in connection with certain post-closing adjustments. Loss from discontinued operations, net of tax, was $25 million in 1998. For a detailed discussion regarding discontinued operations, see Note 4 to the Consolidated Financial Statements.

RESULTS OF REPORTABLE OPERATING SEGMENTS -- 1999 VS. 1998

The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-operating interest, income taxes, depreciation, amortization, and minority interest, adjusted to exclude net gains on dispositions of businesses and certain other charges which are of a non-recurring or unusual nature and are not included in assessing segment performance or are not segment-specific. Our management believes such discussion is the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies. For additional information, including a description of the services provided in each of our reportable operating segments, see Note 24 to the Consolidated Financial Statements.


                                                     YEAR ENDED DECEMBER 31,
                        ----------------------------------------------------------------------------------
                                                                                         ADJUSTED EBITDA
                                   REVENUES                    ADJUSTED EBITDA                MARGIN
                        ------------------------------ -------------------------------- ------------------
                           1999      1998    % CHANGE   1999 (1)   1998 (2)   % CHANGE    1999      1998
                        --------- --------- ---------- ---------- ---------- ---------- -------- ---------
(Dollars in millions)
Travel                   $1,148    $1,063        8%      $  586     $  542        8%        51%      51%
Individual Membership       972       920        6%         127        (59)       *         13%      (6%)
Insurance/Wholesale         575       544        6%         180        138       30%        31%      25%
Real Estate Franchise       571       456       25%         424        349       21%        74%      77%
Relocation                  415       444       (7%)        122        125       (2%)       29%      28%
Mortgage                    397       353       12%         182        188       (3%)       46%      53%
Move.com Group               18        10       80%         (22)         1        *          *       10%
Diversified Services      1,099     1,107       (1%)        239        132       81%        22%      12%
Fleet                       207       387        *           81        174        *         39%      45%
                         ------    ------                ------     ------
Total                    $5,402    $5,284        2%      $1,919     $1,590       21%        36%      30%
                         ======    ======                ======     ======

----------
*     Not meaningful.

(1) Excludes (i) a charge of $2.9 billion associated with the preliminary agreement to settle the principal shareholder securities class action suit, (ii) a charge of $7 million in connection with the termination of the proposed acquisition of RAC Motoring Services, (iii) a charge of $21 million of investigation-related costs, (iv) a charge of $87 million primarily incurred in connection with the Netmarket Group, Inc. transaction, (v) $23 million of additional charges to fund an irrevocable contribution to an independent technology trust responsible for completing the transition of the Company's lodging franchisees to a Company sponsored property management system and (vi) a credit of $1.1 billion for the net gain on the dispositions of businesses.

(2) Excludes (i) a charge of $351 million associated with the agreement to settle the PRIDES securities class action suit, (ii) charges of $433 million for the costs of terminating the proposed acquisitions of American Bankers Insurance Group, Inc. and Providian Auto and Home Insurance Company, (iii) charges of $121 million for investigation-related costs, including incremental financing costs, and executive terminations and (iv) a net credit of $67 million associated with changes to the estimate of previously recorded merger-related costs and other unusual charges.

TRAVEL

Revenues and Adjusted EBITDA increased $85 million (8%) and $44 million (8%), respectively, in 1999 compared to 1998. Franchise fees increased $39 million (7%) in 1999, consisting of increases in lodging and car rental franchise fees of $26 million (7%) and $13 million (8%), respectively. Our franchise businesses experienced growth in 1999 compared to 1998 primarily due to increases in the amount of weighted average available rooms (24,000 incremental rooms domestically) and car rental days. Timeshare subscriptions and exchange revenues increased $18 million (5%), primarily as a result of increased volume. Also contributing to the revenue and Adjusted EBITDA increases was an $11 million bulk timeshare exchange transaction in 1999, largely offset by a $7 million decrease in gains from the sale of portions of our equity investment in Avis Rent A Car, Inc. ("ARAC"). The Adjusted EBITDA margin remained unchanged at 51% in 1999. Total expenses increased $40 million (8%), primarily due to increased volume; however, such increase included a $19 million increase in marketing and reservation fund expenses associated with our lodging franchise business unit that was offset by increased marketing and reservation revenues received from franchisees.

INDIVIDUAL MEMBERSHIP

Revenues and Adjusted EBITDA increased $52 million (6%) and $186 million, respectively, in 1999 compared to 1998. The Adjusted EBITDA margin improved to positive 13% from negative 6% for the same periods. The revenue growth is principally due to a greater number of members added year over year and increases in the average price of a membership. The increase in the Adjusted EBITDA margin is primarily due to the revenue increases, since many of the infrastructure costs associated with providing services to members are not dependent on revenue volume, and reduction in solicitation spending, as we further refined the targeted audiences for our direct marketing efforts and achieved greater efficiencies in reaching potential new members. Beginning September 15, 1999, certain of individual membership's online businesses were no longer consolidated into our operations as a result of the NGI transaction. In October 1999, we completed the divestiture of our North American Outdoor Group ("NAOG") business unit. The operating results of our former online membership businesses and NAOG were included through their respective disposition dates in 1999 versus being included for the full year in 1998. The divested businesses accounted for a net increase in revenues and Adjusted EBITDA of $11 million and $21 million, respectively in 1999 versus 1998. Excluding the operating results of our former online businesses and NAOG, revenues and Adjusted EBITDA increased $41 million and $165 million, respectively, in 1999 over 1998 and the Adjusted EBITDA margin increased to positive 18% from negative 3%. Additionally, revenues and Adjusted EBITDA in 1999 were incrementally benefited $13 million and $5 million, respectively, by the April 1998 acquisition of a company that, among other services, provides members with access to their personal credit information.

INSURANCE/WHOLESALE

Revenues and Adjusted EBITDA increased $31 million (6%) and $42 million (30%), respectively, in 1999 compared to 1998 primarily due to customer growth, which resulted from increases in affiliations with financial institutions. The increase in affiliations with financial institutions was attributable principally to international expansion, while the Adjusted EBITDA increase was due to improved profitability in international markets as well as a $25 million expense decrease related to longer amortization periods for certain customer acquisition costs as a result of a change in accounting estimate. International revenues and Adjusted EBITDA increased $28 million (23%) and $15 million (164%), respectively, primarily due to a 37% increase in customers. The Adjusted EBITDA margin increased to 31% in 1999 from 25% in 1998. The Adjusted EBITDA margin for domestic operations was 37% in 1999, versus 31% in 1998. The Adjusted EBITDA margin for international operations was 16% for 1999, versus 7% in 1998. Domestic operations, which represented 74% of segment revenues in 1999, generated higher Adjusted EBITDA margins than international operations as a result of continued expansion costs incurred internationally to penetrate new markets. International operations, however, have become increasingly profitable as they have expanded over the last two years.

REAL ESTATE FRANCHISE

Revenues and Adjusted EBITDA increased $115 million (25%) and $75 million (21%), respectively, in 1999 compared to 1998. Royalty fees for the CENTURY 21 (Registered Trademark) , COLDWELL BANKER (Registered Trademark) and ERA (Registered Trademark) franchise brands collectively increased by $67 million (17%) primarily as a result of a 5% increase in home sale transactions by franchisees and an 8% increase in the average price of homes sold. Home sales by franchisees benefited from strong existing domestic home sales for the majority of 1999, as well as from expansion of our franchise system. Existing domestic home sales are expected to decline compared to 1999 as a result of increases in interest rates. Declining home sales will impact royalty income since royalty income is based on gross commission income earned by agents and brokers on the sale of homes. These declines are expected to be partially offset by increases in other areas of our business, such as real estate franchise sales and higher home resale prices. Beginning in the second quarter of 1999, the financial results of the advertising funds for the COLDWELL BANKER and ERA brands were consolidated into the results of the real estate franchise segment, increasing revenues by $31 million and expenses by a like amount, with no impact on Adjusted EBITDA. Revenues in 1999 benefited from $20 million generated from the sale of portions of our preferred stock investment in NRT Incorporated ("NRT"), the independent company we helped form in 1997 to serve as a consolidator of residential real estate brokerages. Since most costs associated with the real estate franchise business do not vary significantly with revenues, the increases in revenues, exclusive of the aforementioned consolidation of the advertising funds, contributed to an improvement of the Adjusted EBITDA margin to 79% in 1999 from 77% in 1998.

RELOCATION

Revenues and Adjusted EBITDA decreased $29 million (7%) and $3 million (2%), respectively, in 1999 compared with 1998 and the Adjusted EBITDA margin increased to 29% in 1999 from 28% in 1998. Operating results in 1999 benefited from a $13 million increase in referral fees and international relocation service revenue, offset by a comparable decline in home sales revenue. Total expenses decreased $26 million (8%), which included $15 million in cost savings from regional operations, technology and telecommunications, and $11 million in reduced expenses resulting from reduced government home sales and the sale of an asset management company in the third quarter of 1998. The asset management company contributed 1998 revenues and Adjusted EBITDA of $21 million and $16 million, respectively. In 1999, revenues and Adjusted EBITDA benefited from the sale of a minority interest in an insurance subsidiary, which resulted in $7 million of additional revenue and Adjusted EBITDA. In 1998, revenues and Adjusted EBITDA also benefited from an improvement in receivable collections, which permitted an $8 million reduction in billing reserve requirements.

MORTGAGE

Revenues increased $44 million (12%) and Adjusted EBITDA decreased $6 million (3%), respectively, in 1999 compared with 1998. The increase in revenues resulted from a $32 million increase in loan servicing revenues and a $12 million increase in loan closing revenues. The average servicing portfolio increased $10 billion (29%), with the average servicing fee increasing approximately seven basis points because of a reduction in the rate of amortization on servicing assets. The reduced rate of amortization was caused by higher mortgage interest rates in 1999. Total mortgage closing volume in 1999 was $25.6 billion, a decline of $400 million from 1998. However, purchase mortgage volume (mortgages for home buyers) increased $3.7 billion (24%) to $19.1 billion, offset by a $4.2 billion decline in mortgage refinancing volume. Moreover, purchase mortgage volume from the teleservices business (Phone In -- Move In) and Internet business (Log In -- Move In) increased $4.7 billion
(63%), primarily because of increased purchase volume from our real estate franchisees. Industry origination volume is expected to be lower in 2000 compared to 1999 as a result of recent increases in interest rates and reduced refinancing volume. We expect to offset lower refinancing volume with increased purchase mortgage volume in 2000. The Adjusted EBITDA margin decreased from 53% in 1998 to 46% in 1999. Adjusted EBITDA decreased in 1999 because of a $17 million increase in expenses incurred within servicing operations for the larger of the increase in the average servicing portfolio and other expense increases for technology, infrastructure and teleservices to support capacity for volume anticipated in future periods. We anticipate that increased costs to support future volume will negatively impact Adjusted EBITDA through the first six months of 2000.

MOVE.COM GROUP

Move.com Group provides a broad range of quality relocation, real estate, and home-related products and services through its flagship portal site, move.com, and the move.com network. Revenues increased $8 million (80%) to $18 million, while Adjusted EBITDA decreased $23 million to a loss of $22 million in 1999 compared to 1998. These results reflect our increased investment in marketing and development of the portal and retention bonus paid to Move.com Group employees.

DIVERSIFIED SERVICES

Revenues decreased $8 million (1%) and Adjusted EBITDA increased $107 million (81%), in 1999 compared to 1998. The April 1998 acquisition of National Car Park ("NCP") subsidiary, contributed incremental revenues and Adjusted EBITDA of $103 million and $48 million, respectively, in 1999 over 1998. Also contributing to an increase in revenues and Adjusted EBITDA in 1999 was $39 million of incremental income from investments and $13 million of revenues recognized in connection with a litigation settlement. The aforementioned revenue increases were partially offset by the impact of disposed operations, including Essex Corporation ("Essex") in January 1999, National Leisure Group and National Library of Poetry ("NLP") in May 1999, Spark Services, Inc. and Global Refund Group in August 1999, Central Credit, Inc. in September 1999 and Entertainment Publications, Inc. ("EPub") and

Green Flag Group ("Green Flag") in November 1999. The operating results of disposed businesses were included through their respective disposition dates in 1999 versus being included for the full year in 1998 (except for Green Flag which was acquired in April 1998). Accordingly, revenues from divested businesses were incrementally less in 1999 by $138 million while Adjusted EBITDA improved $15 million. The increase in Adjusted EBITDA in 1999 over 1998 also reflects offsetting reductions in preferred alliance revenues and corporate expenses.

FLEET

On June 30, 1999, we completed the disposition of our fleet business segment (see "Liquidity and Capital Resources -- Divestiture Program -- Fleet).
Revenues and Adjusted EBITDA were $207 million and $81 million, respectively, in the first six months of 1999 and $387 million and $174 million, respectively, for the full year in 1998.

CONSOLIDATED OPERATIONS -- 1998 VS. 1997

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

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased $85 million (36%) in 1998 over 1997 as a result of incremental amortization of goodwill and other intangible assets from 1998 acquisitions and increased capital spending primarily to accommodate growth in our businesses.

OTHER CHARGES

We recorded a $351 million charge in connection with an agreement to settle a class action lawsuit that was brought on behalf of the holders of our Income and Growth FELINE PRIDES securities who purchased their securities on or prior to April 15, 1998. In addition, we recorded a $433 million charge related to the termination of proposed acquisitions, a $53 million charge related to the termination of certain of our former executives, and charges of $33 million and $35 million, respectively, of investigation-related costs and investigation-related financing costs. In addition, we recorded merger-related and other unusual charges (credits) of ($67) million and $704 million during 1998 and 1997, respectively. For a more detailed discussion of such charges (credits) see "Merger-Related Costs and Other Unusual Charges (Credits)" and
Note 5 to the Consolidated Financial Statements.

INTEREST EXPENSE AND MINORITY INTEREST

Interest expense, net increased $63 million (124%) in 1998 over 1997 primarily as a result of incremental average borrowings during 1998 and a nominal increase in the cost of funds. We primarily used debt to finance $2.9 billion of acquisitions and investments during 1998, which resulted in an increase in the average debt balance outstanding as compared to 1997. The weighted average interest rate on long-term debt increased from 6.0% in 1997 to 6.2% in 1998. In addition to interest expense on long-term debt, we also incurred $51 million of minority interest, net of tax, primarily related to the preferred dividends payable in cash on our FELINE PRIDES and trust preferred securities issued in March 1998.

PROVISION FOR INCOME TAXES

Our effective tax rate was reduced to 33.2% in 1998 from 74.3% in 1997 due to the non-deductibility of a significant amount of unusual charges recorded during 1997 and the favorable impact in 1998 of reduced rates in international tax jurisdictions in which we commenced business operations during 1998. The 1997 effective income tax rate included a tax benefit on 1997 unusual charges, which were deductible at an effective rate of only 29.1%. Excluding unusual charges, the effective income tax rate on income from continuing operations in 1997 was 40.6%.

DISCONTINUED OPERATIONS

Pursuant to our program to divest non-strategic businesses and assets, we committed to discontinue our consumer software and classified advertising businesses in August 1998 and subsequently sold such businesses in January 1999 and December 1998, respectively. We recorded a $405 million gain, net of tax on the disposition of such businesses in 1998. Loss from discontinued operations, net of tax was $25 million in 1998 compared to $26 million in 1997.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

In August 1998, we changed our accounting policy with respect to revenue and expense recognition for our membership businesses, effective January 1, 1997, and recorded a non-cash after-tax charge of $283 million to account for the cumulative effect of an accounting change.


RESULTS OF REPORTABLE OPERATING SEGMENTS -- 1998 VS. 1997

                                                       YEAR ENDED DECEMBER 31,
                        --------------------------------------------------------------------------------------
                                                                                            ADJUSTED EBITDA
                                   REVENUES                     ADJUSTED EBITDA                  MARGIN
                        ------------------------------ ---------------------------------- --------------------
                           1998      1997    % CHANGE   1998 (1)    1997 (2)    % CHANGE     1998      1997
                        --------- --------- ---------- ---------- ------------ ---------- --------- ----------
(Dollars in millions)
Travel                   $1,063    $  971        9%      $  542      $ 467          16%       51%        48%
Individual Membership       920       773       19%         (59)         6           *        (6%)        1%
Insurance/Wholesale         544       483       13%         138        111          24%       25%        23%
Real Estate Franchise       456       335       36%         349        227          54%       77%        68%
Relocation                  444       402       10%         125         93          34%       28%        23%
Mortgage                    353       179       97%         188         75         151%       53%        42%
Move.com Group               10         6       67%           1         (1)        200%       10%       (17%)
Diversified Services      1,107       767       44%         132        151         (13%)      12%        20%
Fleet                       387       324       19%         174        121          44%       45%        37%
                         ------    ------                ------      -------
Total                    $5,284    $4,240       25%      $1,590     $1,250          27%       30%        29%
                         ======    ======                ======      =======

----------
*     Not meaningful.

(1) Excludes (i) a charge of $351 million associated with the agreement to settle the PRIDES securities class action suit, (ii) charges of $433 million for the costs of terminating the proposed acquisitions of American Bankers Insurance Group, Inc. and Providian Auto and Home Insurance Company, (iii) charges of $121 million for investigation-related costs, including incremental financing costs, and executive terminations and (iv) a net credit of $67 million associated with changes to the estimate of previously recorded merger-related costs and other unusual charges.

(2) Excludes unusual charges of $704 million primarily associated with the Cendant Merger and the PHH Merger.

TRAVEL

Revenues and Adjusted EBITDA increased $92 million (9%) and $75 million (16%), respectively, in 1998 over 1997. Contributing to the revenue and Adjusted
EBITDA increase was a $35 million (7%) increase in franchise fees, consisting of increases of $23 million (6%) and $12 million (8%) in lodging and car rental franchise fees, respectively. Our franchise businesses experienced increases during 1998 in worldwide available rooms (29,800 incremental rooms, domestically), revenue per available room, car rental days and average car rental rates per day. Timeshare subscription and exchange revenue increased $27 million (9%) as a result of a 7% increase in average membership volume and a 4% increase in the number of exchanges. Also contributing to the revenue and Adjusted EBITDA increase was $16 million of incremental fees received from preferred alliance partners seeking access to our franchisees and their customers, $13 million of fees generated from the execution of international master license agreements and an $18 million gain on our sale of one million shares of ARAC common stock in 1998. The aforementioned drivers supporting increases in revenues and Adjusted EBITDA were partially offset by a $37 million reduction in the equity in earnings of our investment in the car rental operations of ARAC as a result of reductions in our ownership percentage in such investment during 1997 and 1998. A $17 million (7%) increase in marketing and reservation costs resulted in the $17 million increase in total expenses while other operating expenses were relatively flat due to leveraging our corporate infrastructure among more businesses, which contributed to an improvement in the Adjusted EBITDA margin from 48% in 1997 to 51% in 1998.

INDIVIDUAL MEMBERSHIP

Revenues increased $147 million (19%) in 1998 over 1997 while Adjusted EBITDA and Adjusted EBITDA margin decreased $65 million and 7 percentage points, respectively, for the same period. The revenue growth was primarily attributable to an incremental $28 million associated with an increase in the average price of a membership, $26 million of increased billings as a result of incremental marketing arrangements, primarily with telephone and mortgage companies, and $36 million from the acquisition of a company in April 1998 that, among other services, provides members access to their personal credit information. Also contributing to the revenue growth are increased product sales and service fees, which are offered and provided to individual members. The reduction in Adjusted EBITDA and the Adjusted EBITDA margin is a direct result of a $104 million (25%) increase in membership solicitation costs. We increased our marketing efforts during 1998 to solicit new members and as a result increased our gross average annual membership base by approximately 3 million members (11%) at December 31, 1998, compared to the prior year. The growth in members during 1998 resulted in increased servicing costs during 1998 of approximately $33 million (13%). While the costs of soliciting and acquiring new members were expensed in 1998, the revenue associated with these new members will not begin to be recognized until 1999, upon expiration of the membership period.

INSURANCE/WHOLESALE

Revenues and Adjusted EBITDA increased $61 million (13%) and $27 million (24%), respectively, in 1998 over 1997, primarily due to customer growth. This growth generally resulted from increases in affiliations with financial institutions. Domestic operations, which comprised 77% of segment revenues in 1998, generated higher Adjusted EBITDA margins than the international businesses as a result of continued expansion costs incurred internationally to penetrate new markets.

Domestic revenues and Adjusted EBITDA increased $25 million (6%) and $24 million (22%), respectively. Revenue growth, which resulted from an increase in customers, also contributed to an improvement in the overall Adjusted EBITDA margin from 23% in 1997 to 25% in 1998, as a result of the absorption of such increased volume by the existing domestic infrastructure. International revenues and Adjusted EBITDA increased $36 million (41%) and $3 million (54%), respectively, due primarily to a 42% increase in customers while the Adjusted EBITDA margin remained relatively flat at 7%.

REAL ESTATE FRANCHISE

Revenues and Adjusted EBITDA increased $121 million (36%) and $122 million (54%), respectively, in 1998 over 1997. Royalty fees collectively increased for our CENTURY 21, COLDWELL BANKER and ERA franchise brands by $102 million (35%) as a result of a 20% increase in home sales by franchisees and a 13% increase in the average price of homes sold. Home sales by franchisees benefited from existing home sales in the United States reaching a record 5 million units in 1998, according to data from the National Association of Realtors, as well as from expansion of our franchise systems. Because many costs associated with the real estate franchise business, such as franchise support and information technology, do not vary directly with home sales volumes or royalty revenues, the increase in royalty revenues contributed to an improvement in the Adjusted EBITDA margin from 68% to 77%.

RELOCATION

Revenues and Adjusted EBITDA increased $42 million (10%) and $32 million (34%), respectively, in 1998 over 1997. The Adjusted EBITDA margin improved from 23% to 28%. The primary source of revenue growth was a $29 million increase in revenues from the relocation of government employees. We also experienced growth in the number of relocation-related services provided to client corporations and in the number of household goods moves handled, partially offset by lower home sale volumes. The divestiture of certain niche-market property management operations accounted for other revenue of $8 million. Expenses associated with government relocations increased in conjunction with the volume and revenue growth, but economies of scale and a reduction in overhead and administrative expenses permitted the reported improvement in the Adjusted EBITDA margin.

MORTGAGE

Revenues and Adjusted EBITDA increased $174 million (97%) and $113 million (151%), respectively, in 1998 over 1997, primarily due to strong mortgage origination growth and average fee improvement. The Adjusted EBITDA margin improved from 42% to 53%. Mortgage origination grew across all lines of business, including increased refinancing activity and a shift to more profitable sale and processing channels and was responsible for substantially all of the segment's revenue growth. Mortgage closings increased $14.3 billion (122%) to $26.0 billion and average origination fees increased 12 basis points, resulting in a $180 million increase in origination revenues. Although the servicing portfolio grew $9.6 billion (36%), net servicing revenue was negatively impacted by average servicing fees declining 7 basis points due to the increased refinancing levels in the 1998 mortgage market, which shortened the servicing asset life and increased amortization charges. Consequently, net servicing revenues decreased $9 million, partially offset by a $6 million increase in the sale of servicing rights. Operating expenses increased in all areas, reflecting increased hiring and expansion of capacity in order to support continued growth; however, revenue growth marginally exceeded such infrastructure enhancements.

MOVE.COM GROUP

Revenues and Adjusted EBITDA increased $4 million (67%) and $2 million (200%), respectively, in 1998 compared to 1997, primarily due to increases in listings, prices and the addition of new sponsors on the RentNet site. Offsetting the increase in revenue were increases in expenses primarily related to selling and marketing, product development and personnel costs. The revenues and expenses include only the operations of RentNet, which has been attributed to the Move.com Group. RentNet was previously included in our individual membership segment.

DIVERSIFIED SERVICES

Revenues increased $340 million (44%), while Adjusted EBITDA decreased $19 million (13%). Revenues increased primarily from acquired NCP, Green Flag and Jackson Hewitt Inc. operations, which contributed $410 million and $54 million to 1998 revenues and Adjusted EBITDA, respectively. The revenue increase attributable to 1998 acquisitions was partially offset by a $140 million reduction in revenues associated with the operations of certain of our ancillary businesses which were sold during 1997, including Interval International, Inc. ("Interval"), which contributed $121 million to 1997 revenues.

The revenue increase did not translate into increases in Adjusted EBITDA primarily due to asset write-offs, dispositions of certain ancillary business operations and approximately $8 million of incremental operating costs associated with establishing a consolidated worldwide data center. We wrote-off $37 million of impaired goodwill associated with NLP, and $13 million of certain of our equity investments in interactive membership businesses. Adjusted EBITDA in 1997 associated with aforementioned disposed ancillary operations included $27 million from Interval and $18 million related to services formerly provided to the casino industry. Our NCP, Green Flag and Jackson Hewitt Inc. subsidiaries contributed $93 million and $27 million to 1998 Adjusted EBITDA, respectively.

FLEET

On June 30, 1999, we completed the disposition of our fleet business segment for aggregate consideration of $1.8 billion (see "Liquidity and Capital Resources -- Divestiture Program -- Fleet"). Fleet business segment revenues and Adjusted EBITDA increased $63 million (19%) and $53 million (44%), respectively, in 1998 over 1997, contributing to an improvement in the Adjusted EBITDA margin from 37% to 45%. We acquired The Harpur Group Ltd. ("Harpur"), a fuel card and vehicle management company in the United Kingdom ("UK"), on January 20, 1998. Harpur contributed incremental revenues and Adjusted EBITDA in 1998 of $32 million and $21 million, respectively. The revenue increase is further attributable to a 12% increase in fleet leasing fees and a 31% increase in service fee revenue. The fleet leasing revenue increase is due to a 5% increase in pricing and a 7% increase in the number of vehicles leased, while the service fee revenue increase is the result of a 40% increase in number of fuel cards and vehicle maintenance cards partially offset by a 7% decline in pricing. The Adjusted EBITDA margin improvement reflects streamlining of costs at newly acquired Harpur and a leveraging of our corporate infrastructure among more businesses.

MERGER-RELATED COSTS AND OTHER UNUSUAL CHARGES (CREDITS)

1999. On September 15, 1999, Netmarket Group, Inc. began operations as an independent company that pursues the development of certain interactive businesses formerly within our direct marketing division. NGI owns, operates and develops the online membership businesses, including Netmarket.com, Travelers Advantage, Auto Vantage, Privacy Guard and Hagglezone.com, which collectively have approximately 1.4 million online members. Prior to September 15, 1999, our ownership of NGI was restructured into common stock and preferred stock interests. On September 15, 1999 (the "donation date"), we donated NGI's outstanding common stock to a charitable trust (the "Trust"), and NGI issued additional shares of its common stock to certain of its marketing partners. The structure allows NGI to use its equity to attract, retain and incent employees and permits NGI to pursue strategic alliances and acquisitions and to make operational and strategic decisions without the need to consider the impact of those decisions on Cendant. In addition, the contribution establishes a charitable foundation that may enhance our image in the marketplace. Although no assurances can be given, we believe the donation of NGI to a separate autonomous entity will increase the likelihood that NGI will be successful and increase in value thereby increasing the value of our investment. Our shareholders should benefit from the potential increased value of NGI. The beneficiaries of the Trust include The Inner City Games Foundation, the Susan G. Komen Breast Cancer Foundation, Inc. and Community Funds, Inc. The fair market value of NGI common stock on the donation date was estimated to be approximately $20 million. We retained the opportunity to participate in NGI's value through the ownership of convertible preferred stock of NGI, which is ultimately convertible, at our option, beginning September 14, 2001, into approximately 78% of NGI's diluted common shares. The convertible preferred stock is accounted for using the cost method of accounting. The convertible preferred stock has a $5 million annual preferred dividend, which will be recorded in income if and when it becomes realizable. Accordingly, as a result of the change in ownership of NGI's common stock from us to independent third parties, prospective from the donation date, NGI's operating results are no longer included in our Consolidated Financial Statements. Subsequent to our contribution of NGI's common stock to the Trust, we provided a development advance of $77 million to NGI, which is contingently repayable to us if certain financial targets related to NGI are achieved. The purpose of the development advance was to provide NGI with the funds necessary to develop Internet related products and systems, that if successful, would significantly increase the value of NGI. Without these funds, NGI would not have sufficient funds for development activities contemplated in its business plans. Repayment of the advance is therefore solely dependent on the success of the development efforts. We recorded a charge, inclusive of transaction costs, of $85 million in connection with the donation of NGI shares to the charitable trust and the subsequent development advance.

Additionally in 1999, we incurred $23 million of additional charges to fund an irrevocable contribution to an independent technology trust responsible for completing the transition of our lodging franchisees to a Company sponsored property management system and $2 million of costs (included as a component of the table below) primarily resulting from further consolidation of European call centers in Cork, Ireland.

1997. We incurred merger-related costs and other unusual charges ("Unusual Charges") in 1997 related to continuing operations of $704 million primarily associated with the Cendant Merger ("the Fourth Quarter 1997 Charge") and the merger with PHH Corporation ("PHH") in April 1997 (the "PHH Merger" or the "Second Quarter 1997 Charge").


                                                               ACTIVITY
                                      UNUSUAL    ------------------------------------    DECEMBER 31,
                                      CHARGES       1997         1998         1999           1999
                                     ---------   ----------   ----------   ----------   -------------
(In millions)
Fourth Quarter 1997 Charge             $ 455       $ (258)      $ (130)      $ (6)           $61
Second Quarter 1997 Charge               283         (207)         (60)        (5)            11
                                       -----       ------       ------       -------         ---
Total                                    738         (465)        (190)       (11)            72
Reclassification for discontinued
 operations                              (34)          34           --         --             --
                                       -----       ------       ------       ------          ---
Total Unusual Charges related to
 continuing operations                 $ 704       $ (431)      $ (190)      $(11)           $72
                                       =====       ======       ======       ======          ===

Fourth Quarter 1997 Charge. We incurred Unusual Charges in the fourth quarter of 1997 totaling $455 million substantially associated with the Cendant Merger and our merger in October 1997 with Hebdo Mag International, Inc., a classified advertising business. Reorganization plans were formulated prior to and implemented as a result of the mergers. We determined to streamline our corporate organization functions and eliminate several office locations in overlapping markets. Our management's plan included the consolidation of European call centers in Cork, Ireland and terminations of franchised hotel properties.

Unusual charges included $93 million of professional fees, primarily consisting of investment banking, legal, and accounting fees incurred in connection with the mergers. Personnel related costs of $171 million included $73 million of retirement and employee benefit plan costs, $24 million of restricted stock compensation, $61 million of severance resulting from consolidations of European call centers and certain corporate functions and $13 million of other personnel related costs. We provided for 474 employees to be terminated, the majority of which were severed. Business termination costs of $78 million consisted of a $48 million impairment write down of hotel franchise agreement assets associated with a quality upgrade program and $30 million of costs incurred to terminate a contract which may have restricted us from maximizing opportunities afforded by the Cendant Merger. Facility related and other unusual charges of $113 million included $70 million of irrevocable contributions to independent technology trusts for the direct benefit of lodging and real estate franchisees, $16 million of building lease termination costs and a $22 million reduction in intangible assets associated with our wholesale annuity business for which impairment was determined in 1997. During 1999 and 1998, we recorded a net adjustment of $2 million and ($27) million, respectively, to Unusual Charges with a corresponding increase (decrease) in liabilities primarily as a result of a change in the original estimate of costs to be incurred. We made cash payments of $8 million, $103 million and $152 million during 1999, 1998 and 1997, respectively, related to the Fourth Quarter 1997 Charge. Liabilities of $61 million remained at December 31, 1999, which were primarily attributable to future severance costs and executive termination benefits, which we anticipate that such liabilities will be settled upon resolution of related contingencies.

Second Quarter 1997 Charge. We incurred $295 million of Unusual Charges in the second quarter of 1997 primarily associated with the PHH Merger. During the fourth quarter of 1997, as a result of changes in estimate, we adjusted certain merger-related liabilities, which resulted in a $12 million credit to Unusual Charges. Reorganization plans were formulated in connection with the PHH Merger and were implemented upon consummation. The PHH Merger afforded us, at such time, an opportunity to rationalize our combined corporate, real estate and travel-related businesses, and enabled our corre-sponding support and service functions to gain organizational efficiencies and maximize profits. We initiated a plan just prior to the PHH Merger to close hotel reservation call centers, combine travel agency operations and continue the downsizing of fleet operations by reducing headcount and eliminating unprofitable products. In addition, we initiated plans to integrate our relocation, real estate franchise and mortgage origination businesses to capture additional revenues through the referral of one business unit's customers to another. We also formalized a plan to centralize the management and headquarters functions of our corporate relocation business unit subsidiaries. Such initiatives resulted in write-offs of abandoned systems and leasehold assets commencing in the second quarter of 1997. The aforementioned reorganization plans included the elimination of PHH corporate functions and facilities in Hunt Valley, Maryland.

Unusual charges included $30 million of professional fees, primarily comprised of investment banking, accounting and legal fees incurred in connection with the PHH Merger. Personnel related costs of $154 million were associated with employee reductions necessitated by the planned and announced consolidation of our corporate relocation service businesses worldwide as well as the consolidation of corporate activities. Personnel related charges also included termination benefits such as severance, medical and other benefits and provided for retirement benefits pursuant to pre-existing contracts resulting from a change in control. Business termination charges of $56 million, which were comprised of $39 million of costs to exit certain activities primarily within our fleet management business (including $36 million of asset write-offs associated with exiting certain activities), a $7 million termination fee associated with a joint venture that competed with the PHH Mortgage Services business (presently Cendant Mortgage Corporation) and $10 million of costs to terminate a marketing agreement with a third party in order to replace the function with internal resources. Facility related and other charges totaling $43 million included costs associated with contract and lease terminations, asset disposals and other charges incurred in connection with the consolidation and closure of excess office space. During the year ended December 31, 1998, we recorded a net credit of $40 million to Unusual Charges with a corresponding reduction to liabilities primarily as a result of a change in the original estimate of costs to be incurred. We made cash payments of $5 million, $28 million and $150 million during 1999, 1998 and 1997, respectively, related to the Second Quarter 1997 Charge. Liabilities of $11 million remained at December 31, 1999, which are attributable to future severance and lease termination payments. We anticipate that severance will be paid in installments through April 2003 and lease terminations will be paid in installments through August 2002.

LIQUIDITY AND CAPITAL RESOURCES

STRATEGIC ALLIANCE

On December 15, 1999, we entered into a strategic alliance with Liberty Media Corporation ("Liberty Media") to develop Internet and related opportunities associated with our travel, mortgage, real estate and direct marketing businesses. Such efforts may include the creation of joint ventures with Liberty Media and others as well as additional equity investments in each others businesses.

We will also assist Liberty Media in creating, and will receive an equity participation in, a new venture that will seek to provide broadband video, voice and data content to our hotels and their guests on a worldwide basis. We will also pursue opportunities within the cable industry with Liberty Media to leverage our direct marketing resources and capabilities.

On February 7, 2000, Liberty Media invested $400 million in cash to purchase 18 million shares of our common stock and a two-year warrant to purchase approximately 29 million shares of our common stock at an exercise price of $23.00 per share. The common stock, together with the common stock underlying the warrant, represents approximately 6.3% of our outstanding shares after giving effect to the aforementioned transaction. Liberty Media's Chairman, John
C. Malone, Ph.D., will join our Board of Directors and has also committed to purchase one million shares of our common stock for approximately $17 million in cash.

PENDING ISSUANCE OF TRACKING STOCK

Our shareholders are scheduled to vote on March 21, 2000 for a proposal to authorize the issuance of a new series of our common stock ("tracking stock"). The tracking stock is intended to track the performance of the Move.com Group. There is currently no common stock outstanding related to the Move.com Group. We filed a proxy statement with the SEC, which contains detailed financial information as well as more specific plans concerning the transaction. Although the Move.com Group stock is intended to track the performance of the Move.com Group, holders, if any, will be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. The tracking stock offering, if approved by the shareholders, will enable us to sell all or part of the Move.com Group stock in one or more private or public financings and perhaps create a public trading market for the Move.com Group stock. The use of proceeds from future offerings are at the discretion of the Company's Board of Directors. In the third quarter of 1999, the Company began reporting the results of the Move.com Group as a separate business segment. See Note 24 -- Segment Information -- Move.com Group for a description of the services provided.

OTHER

In September 1999, we entered into an agreement with Chatham Street Holdings, LLC ("Chatham") pursuant to which Chatham was granted the right, until September 30, 2001, to purchase up to 1.6 million shares of Move.com Group stock for approximately $16.02 per share. In addition, for every two shares of Move.com Group stock purchased by Chatham pursuant to the agreement, Chatham will be entitled to receive a warrant to purchase one share of Move.com Group stock at a price equal to $64.08 per share and a warrant to purchase one share of Move.com Group stock at a price equal to $128.16 per share. The shareholders of Chatham are also shareholders of NRT. See Note 21 to the Consolidated Financial Statements for a detailed discussion of NRT.

DIVESTITURE PROGRAM

In 1999, we completed our program to divest non-strategic businesses and assets, which began in the third quarter of 1998. Proceeds have been primarily used to repurchase our common stock and reduce our indebtedness. As a result of the divestiture program, we divested former CUC businesses representing 45% of CUC's revenues in 1997, the year in which CUC merged with HFS.

ENTERTAINMENT PUBLICATIONS, INC. On November 30, 1999, we completed the sale of approximately 85% of our EPub unit for $281 million in cash. We retained approximately 15% of EPub's common equity in connection with the transaction. In addition, we will have a designee on EPub's Board of Directors. We account for our investment in EPub using the equity method. We realized a net gain of approximately $156 million ($78 million, after tax).

GREEN FLAG. On November 26, 1999, we completed the sale of our Green Flag business unit for approximately $401 million in cash, including dividends of $37 million. We realized a net gain of approximately $27 million ($8 million, after tax).

FLEET. On June 30, 1999, we completed the disposition of our fleet business segment ("fleet segment" or "fleet businesses") to ARAC. Pursuant to the agreement, ARAC acquired the net assets of the fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance to us of $360 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation ("Avis Fleet"), a wholly-owned subsidiary of ARAC. Coincident to the closing of the transaction, ARAC refinanced the assumed debt under management programs which was payable to us. Accordingly, we received additional consideration from ARAC comprised of $3.0 billion of cash proceeds and a $30 million receivable. We realized a net gain on the disposition of the fleet business segment of $881 million ($866 million, after tax) of which $715 million ($702 million, after tax) was recognized at the time of closing and $166 million ($164 million, after tax) was deferred at the date of disposition. The fleet segment disposition was structured as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. However, pursuant to a recent interpretive ruling, the Internal Revenue Service ("IRS") has taken the position that similarly structured transactions do not qualify as tax-free reorganizations under Internal Revenue Code Section 368(a)(1)(A). If the transaction is not considered a tax-free reorganization, the resultant incremental liability could range between $10 million and $170 million depending upon certain factors including utilization of tax attributes and contractual indemnification provisions. Notwithstanding the IRS interpretive ruling, we believe that, based upon analysis of current tax law, our position would prevail, if challenged.

OTHER BUSINESSES. During 1999, we completed the dispositions of certain businesses, including NAOG, Central Credit, Inc., Global Refund Group, Spark Services, Inc., Match.com, National Leisure Group and NLP. Aggregate consideration received on the dispositions of such businesses was comprised of approximately $407 million in cash, including dividends of $21 million and $43 million in marketable securities. The Company realized a net gain of $202 million ($81 million, after tax) on the dispositions of these businesses.

FINANCING (EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAM FINANCING)

We have sufficient liquidity and access to liquidity through various sources, including our ability to access public equity and debt markets and financial institutions. We currently have a $750 million term loan facility with a syndicate of financial institutions. In addition, we also have committed back-up facilities totaling $1.8 billion, which are currently undrawn and available, with the exception of $5 million of letters of credit. Furthermore, we also had $2.55 billion of availability under existing shelf registration statements at December 31, 1999 which was subsequently reduced by $400 million in connection with the Liberty Media transaction. Our long-term debt, including current portion, was $2.8 billion at December 31, 1999 and consisted of (i) approximately $2.1 billion of publicly issued fixed rate debt comprised of $400 million of 7 1/2% senior notes, $1,148 million of 7 3/4% senior notes and $547 million of 3% convertible subordinated notes and (ii) $750 million of borrowings under a term loan facility. On January 21, 2000, we redeemed all outstanding 7 1/2% senior notes at a redemption price of 100.695% of par, plus accrued interest, using available cash. Our credit facilities contain certain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations and sale and leaseback transactions, and require the maintenance of certain financial ratios.

FINANCING RELATED TO MANAGEMENT AND MORTGAGE PROGRAMS

Our PHH subsidiary operates our mortgage and relocation services businesses as a separate public reporting entity and supports the origination of mortgages and advances under relocation contracts primarily by issuing commercial paper and medium term notes and maintaining secured obligations. Such financing is not classified based on contractual maturities, but rather is included in liabilities under management and mortgage programs rather than long-term debt since such debt corresponds directly with high quality related assets. PHH continues to pursue opportunities to reduce its borrowing requirements by securitizing increasing amounts of its high quality assets. Additionally, we entered into a revolving sales agreement, under which an unaffiliated buyer (the "Buyer"), Bishops Gate Residential Mortgage Trust, a special purpose entity, committed to purchase, at our option, mortgage loans originated by us on a daily basis, up to the Buyer's asset limit of $2.1 billion. Under the terms of this sale agreement, we retain the servicing rights on the mortgage loans sold to the Buyer and arrange for the sale or securitization of the mortgage loans into the secondary market. The Buyer retains the right to select alternative sale or securitization arrangements. At December 31, 1999 and 1998, we were servicing approximately $813 million and $2.0 billion, respectively, of mortgage loans owned by the Buyer.

PHH debt is issued without recourse to the parent company. Our PHH subsidiary expects to continue to maximize its access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. PHH minimizes its exposure to interest rate and liquidity risk by effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources, and securing available credit under committed banking facilities. Depending upon asset growth and financial market conditions, our PHH subsidiary utilizes the United States commercial paper markets, public and private debt markets, as well as other cost-effective short-term instruments. Augmenting these sources, our PHH subsidiary will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At December 31, 1999, aggregate borrowings were comprised of commercial paper, medium-term notes, secured obligations and other borrowings of $0.6 billion, $1.3 billion, $0.3 billion, and $0.1 billion, respectively.

PHH filed a shelf registration statement with the SEC, effective March 2, 1998, for the aggregate issuance of up to $3.0 billion of medium-term note debt securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. As of December 31, 1999, PHH had approximately $375 million of availability remaining under this shelf registration statement. Proceeds from future offerings will continue to be used to finance assets PHH manages for its clients and for general corporate purposes.

SECURED OBLIGATIONS

In December 1999, our PHH subsidiary renewed its 364 day financing agreement to sell mortgage loans under an agreement to repurchase such mortgages. The agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under this agreement is $500 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Mortgage loans financed under this agreement at December 31, 1999 and 1998 totaled $345 million and $378 million, respectively.

We are currently in the process of creating a new securitization facility to purchase interests in the rights to payment related to our relocation receivables. Although no assurances can be given, we expect that such facility will be in place by the end of the first quarter of 2000.

OTHER

To provide additional financial flexibility, PHH's current policy is to ensure that minimum committed facilities aggregate 100 percent of the average amount of outstanding commercial paper. As of December 31, 1999, PHH maintained $2.5 billion of unsecured committed credit facilities, which were provided by domestic and foreign banks. On February 28, 2000, PHH reduced these facilities to $1.5 billion to reflect reduced borrowing needs of PHH after the disposition of its fleet businesses. The facilities consist of a $750 million revolving credit maturing in February 2001 and a $750 million revolving credit maturing in February 2005. Our management closely evaluates not only the credit of the banks but also the terms of the various agreements to ensure ongoing availability. The full amount of PHH's committed facilities at December 31, 1999 was undrawn and available. Our management believes that our current policy provides adequate protection should volatility in the financial markets limit PHH's access to commercial paper or medium-term notes funding. PHH continuously seeks additional sources of liquidity to accommodate PHH asset growth and to provide further protection from volatility in the financial markets.

In the event that the public debt market is unable to meet PHH's funding needs, we believe that PHH has appropriate alternative sources to provide adequate liquidity, including current and potential future securitized obligations and its revolving credit facilities.

On July 10, 1998, PHH entered into a Supplemental Indenture No. 1 (the "Supplemental Indenture") with a bank, as trustee, under the Senior Indenture dated as of June 5, 1997, which formalizes PHH's policy of limiting the payment of dividends and the outstanding principal balance of loans to us to 40% of consolidated net income (as defined in the Supplemental Indenture) for each fiscal year. The Supplemental Indenture prohibits PHH from paying dividends or making loans to us if upon giving effect to such dividends and/or loan, PHH's debt to equity ratio exceeds 8 to 1, at the time of the dividend or loan, as the case may be.

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

The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised us that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from our internal investigations, we made all adjustments considered necessary which are reflected in our previously filed restated financial statements for the years ended 1997, 1996 and 1995 and for the six months ended June 30, 1998. Although we can provide no assurances that additional adjustments will not be necessary as a result of these government investigations, we do not expect that additional adjustments will be necessary.

As previously disclosed, we reached a final agreement with plaintiffs' counsel representing the class of holders of our PRIDES securities who purchased their securities on or prior to April 15, 1998 to settle their class action lawsuit against us through the issuance of a new "Right" for each PRIDES security held. See Notes 5 and 13 to the Consolidated Financial Statements for a more detailed description of the settlement.

On December 7, 1999, we announced that we reached a preliminary agreement to settle the principal securities class action pending against us in the U.S. District Court in Newark, New Jersey relating to the common stock class action lawsuits. Under the agreement, we would pay the class members approximately $2.85 billion in cash, an increase from approximately $2.83 billion previously reported. The increase is a result of continued negotiation toward definitive documents relating to additional costs to be paid to the plaintiff class. The settlement remains subject to execution of a definitive settlement agreement and approval by the U.S. District Court. If the preliminary settlement is not approved by the U.S. District Court, we can make no assurances that the final outcome or settlement of such proceedings will not be for an amount greater than that set forth in the preliminary agreement.

The proposed settlements do not encompass all litigation asserting claims associated with the accounting irregularities. We do not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, we do not believe that the impact of such unresolved proceedings should result in a material liability to our consolidated financial position or liquidity.

Our plan to finance the settlement reflects the existence of a range of financing alternatives which we have considered to be potentially available. At a minimum, these alternatives entail using various combinations of (i) available cash, (ii) debt securities and/or (iii) equity securities. The choice among alternatives will depend on numerous factors, including the timing of the actual settlement payment, the relative costs of various securities, our cash balance, our projected post-settlement cash flows and market conditions.

CREDIT RATINGS

Our long-term debt credit ratings are BBB with Standard & Poor's Corporations ("Standard & Poor's"), Baa1 with Moody's Investors Service Inc. ("Moody's"), and BBB+ with Duff & Phelps Credit Rating Co. ("Duff & Phelps"). Our short-term debt ratings are P2 with Moody's, and D2 with Duff & Phelps.

Following the execution of our agreement to dispose of our fleet segment, Fitch IBCA lowered PHH's long-term debt rating from A+ to A and affirmed PHH's short-term debt rating at F1, and Standard & Poor's affirmed PHH's long-term and short-term debt ratings at A-/A2. Also, in connection with the closing of the transaction, Duff & Phelps lowered PHH's long-term debt rating from A+ to A and PHH's short-term debt rating was reaffirmed at D1. Moody's lowered PHH's long-term debt rating from A3 to Baa1 and affirmed PHH's short-term debt rating at P2. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time.).

COMMON SHARE REPURCHASES

During 1999, our Board of Directors authorized an additional $1.8 billion of our common stock to be repurchased under our common share repurchase program, increasing the total authorized amount that can be repurchased under the program to $2.8 billion. As of December 31, 1999, we repurchased a total of $2.0 billion (104 million shares) of our common stock under the program.

Subsequent to December 31, 1999, we repurchased an additional $132 million (6 million shares) of our common stock under the repurchase program as of February 24, 2000.

In July 1999, pursuant to a Dutch Auction self-tender offer to our shareholders, we purchased 50 million shares of our common stock at a price of $22.25 per share.

CASH FLOWS (1999 VS. 1998)

We generated $3.0 billion of cash flows from operations in 1999 representing a $2.2 billion increase from 1998. The increase in cash flows from operations was primarily due to a $1.2 billion increase in net income as adjusted for discontinued operations activity, net gain on dispositions of businesses and non-cash charges. Additionally, the increase in cash flows from operations was due to a $2.1 billion net reduction in mortgage loans held for sale, which reflects larger loan sales to the secondary markets in proportion to loan originations.

We generated $1.9 billion in cash flows from investing activities in 1999 representing a $6.2 billion increase from 1998. The incremental cash flows in 1999 from investing activities was primarily attributable to a $3.2 billion increase in net proceeds from the sale of subsidiaries, primarily related to the fleet businesses, and a $2.6 billion decrease in cash used in acquisition-related activity (acquisitions in 1998 included NCP, Green Flag and Jackson Hewitt). Additionally, we invested $227 million less cash in management and mortgage programs primarily due to the disposition of the fleet businesses.

We used net cash of $4.8 billion in financing activities in 1999 compared to providing net cash of $4.7 billion from such activities in 1998. The increase of $9.5 billion of cash flows used in financing activities during 1999 included $2.6 billion incremental repurchases of common stock in 1999 and a $3.1 billion decrease in proceeds from borrowings in 1999 over 1998. Additionally, we issued the FELINES PRIDES in 1998 for proceeds of approximately $1.5 billion. Net cash used in the financing of management and mortgage programs increased $2.7 billion primarily due to repayments of borrowings.

CAPITAL EXPENDITURES

In 1999, $277 million was invested in property and equipment to support operational growth and enhance marketing opportunities. In addition, technological improvements were made to improve operating efficiencies. Capital spending in 1999 included the development of integrated business systems and other investments in information systems within several of our segments as well as additions to car park properties for NCP.

OTHER INITIATIVES

We continue to explore ways to increase efficiencies and productivity and to reduce the cost structures of our respective businesses. Such actions could include downsizing, consolidating, restructuring or other related efforts, which we anticipate would be funded through current operations. No assurances may be given that any plan of action will be undertaken or completed.

YEAR 2000

The following disclosure is a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act:

In order to minimize or eliminate the effect of the Year 2000 risk on our business systems and applications, we identified, evaluated, implemented and tested changes to our computer systems, applications and software necessary to achieve Year 2000 compliance. Our computer systems and equipment successfully transitioned to the Year 2000 with no significant issues. We continue to keep our Year 2000 project management in place to monitor latent problems that could surface at key dates or events in the future. We do not anticipate any significant problems related to these events. The total cost of our Year 2000 compliance plan was approximately $54 million. We expensed and capitalized the costs to complete the compliance plan in accordance with appropriate accounting policies.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998, to fiscal years commencing after June 15, 2000. SFAS No. 133 requires that all derivatives be recorded in the Consolidated Balance Sheets as assets or liabilities and measured at fair value. If the derivative does not qualify as a hedging instrument, changes in fair value are to be recognized in net income. If the derivative does qualify as a hedging instrument, changes in fair value are to be recognized either in net income or other comprehensive income consistent with the asset or liability being hedged. We have developed an implementation plan to adopt SFAS No. 133. Completion of the implementation plan and determination of the impact of adopting SFAS No. 133 is expected to be completed by the fourth quarter of 2000. We will adopt SFAS No. 133 on January 1, 2001, as required.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 draws upon the existing accounting rules and explains those rules, by analogy, to other transactions that the existing rules do not specifically address. In accordance with SAB No. 101, we will revise certain revenue recognition policies regarding the recognition of non-refundable one-time fees and the recognition of pro rata refundable subscription revenues. We will adopt SAB No. 101 on January 1, 2000, as required, and will record a non-cash after-tax charge of approximately $56 million to account for the cumulative effect of the accounting change.

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

    o our ability to successfully implement our plan to create a tracking stock for our new real estate portal;

    o our ability to develop and implement operational and financial systems to manage rapidly growing operations;

    o  competition in our existing and potential future lines of business;

    o our ability to obtain financing on acceptable terms to finance our growth strategy and for us to operate within the limitations imposed by financing arrangements; and

    o  the effect of changes in current interest rates.

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

The Company uses a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated derivatives and monetary assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all currency exposures of the Company at December 31, 1999 and 1998.

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

The Company used December 31, 1999 and 1998 market rates on its instruments to perform the sensitivity analyses separately for each of the Company's market risk exposures -- interest and currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

The Company has determined that the impact of a 10% change in interest and foreign currency exchange rates and prices on its earnings, fair values and cash flows would not be material.

While these results may be used as benchmarks, they should not be viewed as forecasts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required herein has been previously reported on our Form 10-K/A for the year ended December 31, 1997.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the Company's Special Proxy Statement under the section "Executive Officers" and the information contained in the Annual Proxy Statement under the Sections titled "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" are incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained in the Company's Special Proxy Statement under the section titled "Executive Compensation and Other Information" is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the Company's Special Proxy Statement under the section titled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the Company's Annual Proxy Statement under the section titled "Certain Relationships and Related Transactions" is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(A)(1) FINANCIAL STATEMENTS

     See Financial Statements and Financial Statements Index commencing on page F-1 hereof.

ITEM 14(A)(3) EXHIBITS

     See Exhibit Index commencing on page E-1 hereof.

ITEM 14(B) REPORTS ON FORM 8-K

     On October 5, 1999, we filed a current report on Form 8-K to report under
Item 5 a plan to create a tracking stock to track the performance of Move.com Group.

     On October 21, 1999, we filed a current report on Form 8-K to report under
Item 5 third quarter 1999 financial results.

     On December 2, 1999, we filed a current report on Form 8-K to report under
Item 5 the completion of our divestiture program.

     On December 7, 1999, we filed a current report on Form 8-K to report under
Item 5 a preliminary settlement of the common stock class action litigation.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CENDANT CORPORATION


                                        By: /s/ James E. Buckman
                                            -----------------------------------
                                            James E. Buckman
                                            Vice Chairman and General Counsel
                                            Date: February 29, 2000

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                     TITLE                                          DATE
---------                     -----                                          ----
/s/ Henry R. Silverman        Chairman of the Board, President,       February 29, 2000
-------------------------      Chief Executive Officer and
(Henry R. Silverman)           Director


/s/ James E. Buckman          Vice Chairman, General Counsel and      February 29, 2000
-------------------------      Director
(James E. Buckman)

/s/ Stephen P. Holmes         Vice Chairman and Director              February 29, 2000
-------------------------
(Stephen P. Holmes)

/s/ Michael P. Monaco         Vice Chairman and Director              February 29, 2000
-------------------------
(Michael P. Monaco)

/s/ David M. Johnson          Senior Executive Vice President and     February 29, 2000
-------------------------      Chief Financial Officer (Principal
(David M. Johnson)             Financial Officer)


/s/ Jon F. Danski             Executive Vice President and Chief      February 29, 2000
-------------------------      Accounting Officer (Principal
(Jon F. Danski)                Accounting Officer)


/s/ Robert D. Kunisch         Director                                February 29, 2000
-------------------------
(Robert D. Kunisch)

                              Director                                February 29, 2000
-------------------------
(John D. Snodgrass)

/s/ Leonard S. Coleman        Director                                February 29, 2000
-------------------------
(Leonard S. Coleman)

                              Director                                February 29, 2000
-------------------------
(Martin L. Edelman)


/s/ Dr. Carole G. Hankin      Director                                February 29, 2000
-------------------------
(Dr. Carole G. Hankin)

SIGNATURE                        TITLE               DATE
------------------------------   ----------   ------------------

                                 Director     February 29, 2000
-------------------------
(The Rt. Hon. Brian Mulroney,
P.C., L.L.D)

                                 Director     February 29, 2000
-------------------------
(Robert W. Pittman)


/s/ Leonard Schutzman            Director     February 29, 2000
-------------------------
(Leonard Schutzman)


/s/ Robert F. Smith              Director     February 29, 2000
-------------------------
(Robert F. Smith)


/s/ Robert E. Nederlander        Director     February 29, 2000
-------------------------
(Robert E. Nederlander)

EXHIBITS:




EXHIBIT NO.                                         DESCRIPTION
------------- --------------------------------------------------------------------------------------------
   2.1        Agreement and Plan of Merger, dated March 23, 1998 among the Company, Season
              Acquisition Corp. and American Bankers Insurance Group, Inc. (incorporated by reference to Exhibit C2 to the Schedule 14D-1 (Amendment 31), dated March 23, 1998, filed by the Company and Season Acquisition Corp.)*
   3.1        Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company's Post Effective Amendment No. 2 on Form
              S-8 to the Registration Statement on Form S-4, No. 333-34517, dated December 17,
              1997)*
   3.2        Amended and Restated ByLaws of the Company (incorporated by reference to
              Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 4, 1998)*
   4.1        Form of Stock Certificate (filed as Exhibit 4.1 to the Company's Registration
              Statement, No. 33-44453, on Form S-4 dated December 19, 1991)*
   4.2        Indenture dated as of February 11, 1997, between CUC International Inc. and Marine
              Midland Bank, as trustee (filed as Exhibit 4(a) to the Company's Report on Form 8-K filed February 13, 1997)*
   4.3        Indenture between HFS Incorporated and Continental Bank, National Association, as
              trustee (Incorporated by reference to HFS Incorporated's Registration Statement on
              Form S-1 (Registration No. 33-71736), Exhibit No. 4.1)*
   4.4        Indenture dated as of February 28, 1996 between HFS Incorporated and First Trust of
              Illinois, National Association, as trustee (Incorporated by reference to HFS
              Incorporated's Current Report on Form 8-K dated March 8, 1996, Exhibit 4.01)*
   4.5        Supplemental Indenture No. 1 dated as of February 28, 1996 between HFS
              Incorporated and First Trust of Illinois, National Association, as trustee (Incorporated by reference to HFS Incorporated's Current Report on Form 8-K dated March 8, 1996,
              Exhibit 4.02)*
   4.6        Indenture, dated as of February 24, 1998, between the Company and The Bank of
              Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to
              Exhibit 4.4 to the Company's Current Report on Form 8-K dated March 6, 1998)*
   4.7        First Supplemental Indenture dated February 24, 1998, between the Company and The
              Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by
              reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, dated
              March 6, 1998)*
   4.8        Amended and Restated Declaration of Trust of Cendant Capital I. (Incorporated by
              reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 6,
              1998)*
   4.9        Preferred Securities Guarantee Agreement dated March 2, 1998, between by Cendant
              Corporation and Wilmington Trust Company. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 6, 1998)*
   4.10       Purchase Contract Agreement (including as Exhibit A the form of the Income PRIDES and as Exhibit B the form of the Growth PRIDES), dated March 2, 1998, between
              Cendant Corporation and The First National Bank of Chicago (Incorporated by
              reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated March 6,
              1998)*

EXHIBIT NO.                                         DESCRIPTION
---------------- --------------------------------------------------------------------------------------
      4.11       Purchase Agreement (including as Exhibit A the form of the Warrant for the Purchase of Shares of Common Stock), dated December 15, 1999, between Cendant Corporation and Liberty Media Corporation.
                 Material Contracts, Management Contracts, Compensatory Plans and Arrangements (filed as an Exhibit to the Company's Form 10-K/A for the year ended December 31, 1998).*
     10.1 (a)    Agreement with Henry R. Silverman, dated June 30, 1996 and as amended through
                 December 17, 1997 (filed as Exhibit 10.6 to the Company's Registration Statement on
                 Form S-4, Registration No. 333-34571)*
     10.1 (b)    Amendment to Agreement with Henry R. Silverman, dated December 31, 1998 (filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1998).*
     10.1 (c)    Amendment to Agreement with Henry R. Silverman, dated August 2, 1999.
     10.2 (a)    Agreement with Stephen P. Holmes, dated September 12, 1997 (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-34571)*
     10.2 (b)    Amendment to Agreement with Stephen P. Holmes, dated January 11, 1999 (filed as an
                 Exhibit to the Company's Form 10-K for the year ended December 31, 1998).*
     10.3 (a)    Agreement with Michael P. Monaco, dated September 12, 1997 (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-4, Registration No. 333-34571)*
     10.3 (b)    Amendment to Agreement with Michael Monaco, dated December 23, 1998 (filed as an
                 Exhibit to the Company's Form 10-K for the year ended December 31, 1998).*
     10.4 (a)    Agreement with James E. Buckman, dated September 12, 1997 (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-4, Registration No. 333-34571)*
     10.4 (b)    Amendment to Agreement with James E. Buckman, dated January 11, 1999 (filed as an
                 Exhibit to the Company's Form 10-K for the year ended December 31, 1998).*
     10.5        1987 Stock Option Plan, as amended (filed as Exhibit 10.16 to the Company's Form
                 10-Q for the period ended October 31, 1996)*
     10.6        1990 Directors Stock Option Plan, as amended (filed as Exhibit 10.17 to the Company's
                 Form 10-Q for the period ended October 31, 1996)*
     10.7        1992 Directors Stock Option Plan, as amended (filed as Exhibit 10.18 to the Company's
                 Form 10-Q for the period ended October 31, 1996)*
     10.8        1994 Directors Stock Option Plan, as amended (filed as Exhibit 10.19 to the Company's
                 Form 10-Q for the period ended October 31, 1996)*
     10.9        1997 Stock Option Plan (filed as Exhibit 10.23 to the Company's Form 10-Q for the period ended April 30, 1997)*
     10.10       1997 Stock Incentive Plan (filed as Appendix E to the Joint Proxy Statement/
                 Prospectus included as part of the Company's Registration Statement, No. 333-34517, on Form S-4 dated August 28, 1997)*
     10.11       HFS Incorporated's Amended and Restated 1993 Stock Option Plan (Incorporated by
                 reference to HFS Incorporated's Registration Statement on Form S-8 (Registration
                 No. 33-83956), Exhibit 4.1)*
     10.12(a)    First Amendment to the Amended and Restated 1993 Stock Option Plan dated May 5,
                 1995. (Incorporated by reference to HFS Incorporated's Registration Statement on
                 Form S-8 (Registration No. 33-094756), Exhibit 4.1)*

   EXHIBIT NO.                                         DESCRIPTION
----------------- -------------------------------------------------------------------------------------

    10.12(b)      Second Amendment to the Amended and Restated 1993 Stock Option Plan dated
                  January 22, 1996. (Incorporated by reference to the HFS Incorporated's Annual Report on Form 10-K for fiscal year ended December 31, 1995, Exhibit 10.21(b))*
    10.12(c)      Third Amendment to the Amended and Restated 1993 Stock Option Plan dated
                  January 22, 1996. (Incorporated by reference to the HFS Incorporated's Annual Report on Form 10-K for fiscal year ended December 31, 1995, Exhibit 10.21(c))*
    10.12(d)      Fourth Amendment to the Amended and Restated 1993 Stock Option Plan dated
                  May 20, 1996. (Incorporated by reference to HFS Incorporated's Registration
                  Statement on Form S-8 (Registration No. 333-06733), Exhibit 4.5)*
    10.12(e)      Fifth Amendment to the Amended and Restated 1993 Stock Option Plan dated
                  July 24, 1996 (Incorporated by reference to the HFS Incorporated's Annual Report on
                  Form 10-K for fiscal year ended December 31, 1995, Exhibit 10.21(e))*
    10.12(f)      Sixth Amendment to the Amended and Restated 1993 Stock Option Plan dated
                  September 24, 1996 (Incorporated by reference to the HFS Incorporated's Annual
                  Report on Form 10-K for fiscal year ended December 31, 1995, Exhibit 10.21(e))*
    10.12(g)      Seventh Amendment to the Amended and Restated 1993 Stock Option Plan dated as of April 30, 1997 (Incorporated by reference to the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1999, Exhibit 10.17(g))*
    10.12(h)      Eighth Amendment to the Amended and Restated 1993 Stock Option Plan dated as of
                  May 27, 1997 (Incorporated by reference to the Company's Annual Report on Form
                  10-K for the fiscal year ended December 31, 1997, Exhibit 10.17(h))*
    10.13         HFS Incorporated's 1992 Incentive Stock Option Plan and Form of Stock Option
                  Agreement. (Incorporated by reference to HFS Incorporated's Registration Statement on Form S-1 (Registration No. 33-51422), Exhibit No. 10.6)*
    10.14         Cendant Corporation 1992 Employee Stock Plan (Incorporated by reference to
                  Exhibit 4.1 of the Company's Registration Statement on Form S-8 dated January 29,
                  1998 (Registration No. 333-45183))*
    10.15         Cendant Corporation Deferred Compensation Plan (filed as an Exhibit to the Company's
                  Form 10-K for the year ended December 31, 1998).*
    10.16         Agreement and Plan of Merger, by and among HFS Incorporated, HJ Acquisition
                  Corp. and Jackson Hewitt, Inc., dated as of November 19, 1997. (Incorporated by reference to Exhibit 10.1 to HFS Incorporated's Current Report on Form 8-K dated
                  August 14, 1997, File No. 111402)*
    10.17         Form of Underwriting Agreement for Debt Securities (Incorporated by reference to
                  Exhibit 1.1 to the Company's Registration Statement on Form S-3, Registration
                  No. 333-45227)*
    10.18         Underwriting Agreement dated February 24, 1998 among the Company, Cendant
                  Capital I, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated
                  and Chase Securities Inc. (Incorporated by reference to the Company's Form 8-K dated
                  March 6, 1998, Exhibit 1.1)*
    10.19         Registration Rights Agreement dated as of February 11, 1997, between CUC
                  International Inc. and Goldman, Sachs & Co. (for itself and on behalf of the other purchasers party thereto)(filed as Exhibit 4(b) to the Company's Report on Form 8-K filed February 13, 1997)*

EXHIBIT NO.                                         DESCRIPTION
----------------- ---------------------------------------------------------------------------------------
    10.20         Agreement and Plan of Merger between CUC International Inc. and HFS
                  Incorporated, dated as of May 27, 1997 (filed as Exhibit 2.1 to the Company's Report on Form 8-K filed on May 29, 1997)*
    10.21(a)      $750,000,000 Five Year Revolving Credit and Competitive Advance Facility Agreement,
                  dated as of October 2, 1996, among the Company, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as
                  Administrative Agent and CAF Agent (Incorporated by reference to Exhibit (b)(1) to the Schedule 14-D1 filed by the Company on January 27, 1998, File No. 531838)*
    10.21(b)      Amendment, dated as of October 30, 1998, to the Five Year Competitive Advance and
                  Revolving Credit Agreement, dated as of October 2, 1998, by and among the Company, the general institutions, parties thereto and The Chase Manhattan Bank, as
                  Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company's
                  Form 8-K dated February 10, 1999)*
    10.22(a)      $1,250,000 364-Day Revolving Credit and Competitive Advance Facility Agreement,
                  dated October 2, 1996, as amended and restated through October 30, 1998, among the
                  Company, the several banks and other financial institutions from time to time parties thereto, and The Chase Manhattan Bank, as Administrative Agent and as Lead
                  Manager (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated
                  November 5, 1998).*
    10.22(b)      Amendment, dated as of February 4, 1999, to the Five-Year Competitive Advance and
                  Revolving Credit Agreement and the 364-Day Competitive Advance and Revolving
                  Credit Agreement among the Company, the lenders therein and The Chase Manhattan
                  Bank, as Administrative Agent (Incorporated by reference to Exhibit 99.2 to the
                  Company's Form 8-K dated February 16, 1999)*.
    10.23         Distribution Agreement, dated March 5, 1998, among the Company, Bear, Stearns &
                  Co., Inc., Chase Securities Inc., Lehman Brothers and Merrill Lynch & Co., Merrill
                  Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to the
                  Company's Current Report on Form 8-K, dated March 10, 1998)*
    10.24(a)      364-Day Credit Agreement Among PHH Corporation, PHH Vehicle Management
                  Services, Inc., the Lenders, the Chase Manhattan Bank, as Administrative Agent and
                  the Chase Manhattan Bank of Canada, as Canadian Agent, Dated February 28, 2000.
    10.24(b)      Five-year Credit Agreement ("PHH Five-year Credit Agreement") among PHH
                  Corporation, the Lenders, and Chase Manhattan Bank, as Administrative Agent, dated
                  February 28, 2000.
    10.25         Indenture between the Company and Bank of New York, Trustee, dated as of May 1,
                  1992 (Incorporated by reference from Exhibit 4(a)(iii) to Registration Statement
                  33-48125)*
    10.26         Indenture between the Company and First National Bank of Chicago, Trustee, dated as of March 1, 1993 (Incorporated by reference from Exhibit 4(a)(i) to Registration
                  Statement 33-59376)*
    10.27         Indenture between the Company and First National Bank of Chicago, Trustee, dated as of June 5, 1997 (Incorporated by reference from Exhibit 4(a) to Registration Statement
                  333-27715)*
    10.28         Indenture between the Company and Bank of New York, Trustee dated as of June 5,
                  1997 (Incorporated by reference from Exhibit 4(a)(11) to Registration Statement
                  333-27715)*

 EXHIBIT NO.                                         DESCRIPTION
------------- ----------------------------------------------------------------------------------------
   10.29      Distribution Agreement between the Company and CS First Boston Corporation;
              Goldman, Sachs & Co.; Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith,
              Incorporated; and J.P. Morgan Securities, Inc. dated November 9, 1995 (Incorporated by reference from Exhibit 1 to Registration Statement 33-63627)*
   10.30      Distribution Agreement between the Company and Credit Suisse; First Boston
              Corporation; Goldman Sachs & Co. and Merrill Lynch & Co., dated June 5, 1997 filed as Exhibit 1 to Registration Statement 333-27715*
   10.31      Distribution Agreement, dated March 2, 1998, among PHH Corporation, Credit Suisse
              First Boston Corporation, Goldman Sachs & Co., Merrill Lynch & Co., Merrill Lynch,
              Pierce, Fenner & Smith, Incorporated and J.P. Morgan Securities, Inc., filed as Exhibit
              1 to Form 8-K dated March 3, 1998, File No. 107797*
   10.32      Registration Rights Agreement, dated as of November 12, 1996, by and between HFS
              Incorporated and Ms. Christel DeHaan (Incorporated by reference to HFS
              Incorporated's Registration Statement on Form S-3 (Registration No. 333-17371),
              Exhibit 2.2)*
   10.33      License Agreement dated as of September 18, 1989 amended and restated as of
              July 15, 1991 between Franchise System Holdings, Inc. and Ramada Franchise Systems,
              Inc. (Incorporated by reference to HFS Incorporated's Registration Statement on
              Form S-1 (Registration No. 33-51422), Exhibit No. 10.2)*
   10.34      Restructuring Agreement dated as of July 15, 1991 by and among New World
              Development Co., Ltd., Ramada International Hotels & Resorts, Inc. Ramada Inc.,
              Franchise System Holdings, Inc., HFS Incorporated and Ramada Franchise Systems,
              Inc. (Incorporated by reference to HFS Incorporated's Registration Statement on
              Form S-1 (Registration No. 33-51422), Exhibit No. 10.3)*
   10.35      License Agreement dated as of November 1, 1991 between Franchise Systems
              Holdings, Inc. and Ramada Franchise Systems, Inc. (Incorporated by reference to HFS
              Incorporated's Registration Statement on Form S-1 (Registration No. 33-51422),
              Exhibit No. 10.4)*
   10.36      Amendment to License Agreement, Restructuring Agreement and Certain Other
              Restructuring Documents dated as of November 1, 1991 by and among New World
              Development Co., Ltd., Ramada International Hotels & Resorts, Inc., Ramada Inc.,
              Franchise System Holdings, Inc., HFS Incorporated and Ramada Franchise Systems,
              Inc. (Incorporated by reference to HFS Incorporated's Registration Statement on
              Form S-1 (Registration No. 33-51422), Exhibit No. 10.5)*
   10.37      Master License Agreement dated July 30, 1997, among HFS Car Rental, Inc., Avis
              Rent A Car System, Inc. and Wizard Co. (Incorporated by reference to HFS
              Incorporated Form 10-Q for the quarter ended June 30, 1997, Exhibit 10.1)*
   10.38      Term Loan Agreement, dated as of February 9, 1999, among Cendant Corporation, as
              Borrower, the Lenders referred therein, Bank of America NT & SA, as Syndication
              Agent, Barclays Bank, PLC, The Bank of Nova Scotia, Credit Lyonnais New York
              Branch, as CoDocumentation Agents, First Union National Bank, and The Industrial
              Bank of Japan, Limited, New York Branch, as Managing Agents, Credit Suisse First
              Boston, The Sumitomo Bank, Limited, New York Branch, Banque Paribas, as
              CoAgents and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Cendant Corporation's Form 8-K dated February 16, 1999 (File
              No. 110308)).*

EXHIBIT NO.                                         DESCRIPTION
------------- ----------------------------------------------------------------------------------------
   10.39      Internet Cooperation Agreement, dated October 1, 1999, between CompleteHome Operations,
              Inc. and Century 21 Real Estate Corporation. (incorporated by reference to Cendant
              Corporation Form 10-K/A dated February 4, 2000)*
   10.40      Internet Cooperation Agreement, dated October 1, 1999, between CompleteHome Operations,
              Inc. and Coldwell Banker Real Estate Corporation. (incorporated by reference to Cendant
              Corporation Form 10-K/A dated February 4, 2000)*
   10.41      Internet Cooperation Agreement, dated October 1, 1999, between CompleteHome Operations,
              Inc. and ERA Franchise Systems, Inc. (incorporated by reference to Cendant
              Corporation Form 10-K/A dated February 4, 2000)*
   10.42      Internet Cooperation Agreement dated September 30, 1999 between CompleteHome.com, Inc.
              and Getko Group, Inc. (incorporated by reference to Cendant Corporation Form 10-K/A dated February 4, 2000)*
   10.43      Move.com, Inc. 1999 Stock Option Plan (Incorporated by reference to Company's
              Definitive Proxy Statement dated February 10, 2000)*
   10.44      Cendant Corporation 1999 Non-Employee Directors Deferred Compensation Plan
   10.45      Agreement with Samuel L. Katz, dated April 1, 1999.
   12         Statement Re: Computation of Consolidated Ratio to Earnings to Fixed Charges
   16.1       Letter re: change in certifying accountant (Incorporated by reference to the Company's
              Form 8-K dated January 27, 1998)*
   16.2       Letter re: change in certifying accountant of a significant subsidiary (Incorporated by reference to the Company's Form 8-K dated May 18, 1998)*
   21         Subsidiaries of Registrant
   23         Consent of Deloitte & Touche LLP
   27         Financial data schedule

----------
*     Incorporated by reference.

                         INDEX TO FINANCIAL STATEMENTS




                                                                                            PAGE
                                                                                           -----
Independent Auditors' Report                                                                 F-2

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997   F-3

Consolidated Balance Sheets as of December 31, 1999 and 1998                                 F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997   F-5

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999,
  1998 and 1997                                                                              F-7

Notes to Consolidated Financial Statements                                                   F-9

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Cendant Corporation


We have audited the accompanying consolidated balance sheets of Cendant Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1997, the Company changed its method of recognizing revenue and membership solicitation costs for its individual membership business.



/s/ Deloitte & Touche LLP
New York, New York
February 28, 2000

                     CENDANT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE DATA)



                                                                            YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                         1999         1998          1997
                                                                     -----------   ----------   -----------
REVENUES
 Membership and service fees, net                                      $ 5,183      $ 5,081       $ 4,083
 Fleet leasing (net of depreciation and interest costs of $670,
   $1,279 and $1,205)                                                       30           89            60
 Other                                                                     189          114            97
                                                                       -------      -------       -------
Net revenues                                                             5,402        5,284         4,240
                                                                       -------      -------       -------
EXPENSES
 Operating                                                               1,795        1,870         1,322
 Marketing and reservation                                               1,017        1,158         1,032
 General and administrative                                                671          666           636
 Depreciation and amortization                                             371          323           238
 Other charges:
   Litigation settlement and related costs                               2,894          351            --
   Termination of proposed acquisitions                                      7          433            --
   Executive terminations                                                   --           53            --
   Investigation-related costs                                              21           33            --
   Merger-related costs and other unusual charges (credits)                110          (67)          704
   Investigation-related financing costs                                    --           35            --
 Interest, net                                                             199          114            51
                                                                       -------      -------       -------
Total expenses                                                           7,085        4,969         3,983
                                                                       -------      -------       -------
Net gain on dispositions of businesses                                   1,109           --            --
                                                                       -------      -------       -------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                   (574)         315           257
Provision (benefit) for income taxes                                      (406)         104           191
Minority interest, net of tax                                               61           51            --
                                                                       -------      -------       -------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                  (229)         160            66
Discontinued operations:
 Loss from discontinued operations, net of tax                              --          (25)          (26)
 Gain on sale of discontinued operations, net of tax                       174          405            --
                                                                       -------      -------       -------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                                                         (55)         540            40
Extraordinary gain, net of tax                                              --           --            26
                                                                       -------      -------       -------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                (55)         540            66
Cumulative effect of accounting change, net of tax                          --           --          (283)
                                                                       -------      -------       -------
NET INCOME (LOSS)                                                      $   (55)     $   540       $  (217)
                                                                       =======      =======       =======
INCOME (LOSS) PER SHARE
 BASIC
   Income (loss) from continuing operations                            $ (0.30)     $  0.19       $  0.08
   Loss from discontinued operations                                        --        (0.03)        (0.03)
   Gain on sale of discontinued operations                                0.23         0.48            --
   Extraordinary gain                                                       --           --          0.03
   Cumulative effect of accounting change                                   --           --         (0.35)
                                                                       -------      -------       -------
   NET INCOME (LOSS)                                                   $ (0.07)     $  0.64       $ (0.27)
                                                                       =======      =======       =======
 DILUTED
   Income (loss) from continuing operations                            $ (0.30)     $  0.18       $  0.08
   Loss from discontinued operations                                        --        (0.03)        (0.03)
   Gain on sale of discontinued operations                                0.23         0.46            --
   Extraordinary gain                                                       --           --          0.03
   Cumulative effect of accounting change                                   --           --         (0.35)
                                                                       -------      -------       -------
   NET INCOME (LOSS)                                                   $ (0.07)     $  0.61       $ (0.27)
                                                                       =======      =======       =======

                See Notes to Consolidated Financial Statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                   DECEMBER 31,
                                                                             -------------------------
                                                                                 1999          1998
                                                                             -----------   -----------
ASSETS
Current assets
 Cash and cash equivalents                                                    $  1,164       $ 1,009
 Receivables (net of allowance for doubtful accounts of $68 and $123)            1,026         1,535
 Deferred income taxes                                                           1,427           467
 Deferred membership commission costs                                              193           253
 Other current assets                                                              782           909
 Net assets of discontinued operations                                              --           374
                                                                              --------       -------
Total current assets                                                             4,592         4,547
                                                                              --------       -------
Property and equipment (net of accumulated depreciation of $390
 and $491)                                                                       1,347         1,433
Franchise agreements (net of accumulated amortization of $216 and $169)          1,410         1,363
Goodwill (net of accumulated amortization of $297 and $248)                      3,271         3,923
Other intangibles (net of accumulated amortization of $143 and $117)               662           757
Other assets                                                                     1,141           682
                                                                              --------       -------
Total assets exclusive of assets under programs                                 12,423        12,705
                                                                              --------       -------
Assets under management and mortgage programs
 Relocation receivables                                                            530           659
 Mortgage loans held for sale                                                    1,112         2,416
 Mortgage servicing rights                                                       1,084           636
 Net investment in leases and leased vehicles                                       --         3,801
                                                                              --------       -------
                                                                                 2,726         7,512
                                                                              --------       -------

TOTAL ASSETS                                                                  $ 15,149       $20,217
                                                                              ========       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable and other current liabilities                               $  1,279       $ 1,518
 Current portion of debt                                                           400            --
 Shareholder litigation settlement and related costs                             2,892            --
 Deferred income                                                                 1,039         1,354
                                                                              --------       -------
Total current liabilities                                                        5,610         2,872
                                                                              --------       -------
Deferred income                                                                    413           234
Long-term debt                                                                   2,445         3,363
Other noncurrent liabilities                                                       373           202
                                                                              --------       -------
Total liabilities exclusive of liabilities under programs                        8,841         6,671
                                                                              --------       -------
Liabilities under management and mortgage programs
 Debt                                                                            2,314         6,897
 Deferred income taxes                                                             310           341
                                                                              --------       -------
                                                                                 2,624         7,238
                                                                              --------       -------
Mandatorily redeemable preferred securities issued by subsidiary holding
 solely senior debentures issued by the Company                                  1,478         1,472
                                                                              --------       -------
Commitments and contingencies (Note 17)
Shareholders' equity
 Preferred stock, $.01 par value -- authorized 10 million shares; none
   issued and outstanding                                                           --            --
 Common stock, $.01 par value -- authorized 2 billion shares; issued
   870,399,635 and 860,551,783 shares                                                9             9
 Additional paid-in capital                                                      4,102         3,863
 Retained earnings                                                               1,425         1,480
 Accumulated other comprehensive loss                                              (42)          (49)
 Treasury stock, at cost, 163,818,148 and 27,270,708 shares                     (3,288)         (467)
                                                                              --------       -------
Total shareholders' equity                                                       2,206         4,836
                                                                              --------       -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 15,149       $20,217
                                                                              ========       =======

                See Notes to Consolidated Financial Statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)



                                                                             YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                        1999          1998           1997
                                                                    -----------   ------------   ------------
OPERATING ACTIVITIES
Net income (loss)                                                    $     (55)    $     540      $    (217)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities from continuing operations:
Loss from discontinued operations, net of tax                               --            25             26
Gain on sale of discontinued operations, net of tax                       (174)         (405)            --
Extraordinary gain on sale of subsidiary, net of tax                        --            --            (26)
Cumulative effect of accounting change, net of tax                          --            --            283
Asset impairments and termination benefits                                  --            63             --
Net gain on dispositions of businesses                                  (1,109)           --             --
Litigation settlement and related costs                                  2,894           351             --
Merger-related costs and other unusual charges (credits)                   110           (67)           704
Payments of merger-related costs and other unusual charges                (135)         (158)          (318)
Depreciation and amortization                                              371           323            238
Proceeds from sales of trading securities                                  180           136             --
Purchases of trading securities                                           (146)         (182)            --
Deferred income taxes                                                      252          (111)           (24)
Net change in assets and liabilities from continuing operations:
 Receivables                                                              (193)         (126)           (96)
 Deferred membership commission costs                                       60           (87)            --
 Income taxes receivable                                                  (133)          (98)           (84)
 Accounts payable and other current liabilities                           (500)           96            (87)
 Deferred income                                                           (88)           82            135
Other, net                                                                (303)          (54)           (55)
                                                                     ---------     ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING
 OPERATIONS EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                1,031           328            479
                                                                     ---------     ---------      ---------
Management and mortgage programs:
 Depreciation and amortization                                             698         1,260          1,122
 Origination of mortgage loans                                         (25,025)      (26,572)       (12,217)
 Proceeds on sale and payments from mortgage loans
   held for sale                                                        26,328        25,792         11,829
                                                                     ---------     ---------      ---------
                                                                         2,001           480            734
                                                                     ---------     ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING
 OPERATIONS                                                              3,032           808          1,213
                                                                     ---------     ---------      ---------
INVESTING ACTIVITIES
Property and equipment additions                                          (277)         (355)          (155)
Proceeds from sales of marketable securities                               741            --            506
Purchases of marketable securities                                        (672)           --           (458)
Investments                                                                (18)          (24)          (273)
Net assets acquired (net of cash acquired) and
 acquisition-related payments                                             (205)       (2,852)          (567)
Net proceeds from dispositions of businesses                             3,509           314            224
Other, net                                                                  47           107           (109)
                                                                     ---------     ---------      ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM
 CONTINUING OPERATIONS EXCLUSIVE OF MANAGEMENT AND MORTGAGE
 PROGRAMS                                                                3,125        (2,810)          (832)
                                                                     ---------     ---------      ---------

                      CENDANT CORPORATIONAND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN MILLIONS)



                                                                      YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                                1999           1998            1997
                                                            ------------   ------------   --------------
Management and mortgage programs:
 Investment in leases and leased vehicles                     $ (2,378)      $ (2,447)       $(2,069)
 Payments received on investment in leases and leased
   vehicles                                                      1,529            987            589
 Proceeds from sales and transfers of leases and leased
   vehicles to third parties                                        75            183            186
 Equity advances on homes under management                      (7,608)        (6,484)        (6,845)
 Repayment on advances on homes under
   management                                                    7,688          6,624          6,863
 Additions to mortgage servicing rights                           (727)          (524)          (270)
 Proceeds from sales of mortgage servicing rights                  156            119             49
                                                              --------       --------        -------
                                                                (1,265)        (1,542)        (1,497)
                                                              --------       --------        -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM
 CONTINUING OPERATIONS                                           1,860         (4,352)        (2,329)
                                                              --------       --------        -------
FINANCING ACTIVITIES
Proceeds from borrowings                                         1,719          4,809             67
Principal payments on borrowings                                (2,213)        (2,596)          (174)
Issuance of convertible debt                                        --             --            544
Issuance of common stock                                           127            171            132
Repurchases of common stock                                     (2,863)          (258)          (171)
Proceeds from mandatorily redeemable preferred
 securities issued by subsidiary holding solely senior
 debentures issued by the Company                                   --          1,447             --
Other, net                                                          --             --             (7)
                                                              --------       --------        ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES FROM
 CONTINUING OPERATIONS EXCLUSIVE OF MANAGEMENT AND
 MORTGAGE PROGRAMS                                              (3,230)         3,573            391
                                                              --------       --------        ---------
Management and mortgage programs:
 Proceeds received for debt repayment in connection
   with disposal of fleet segment                                3,017             --             --
 Proceeds from debt issuance or borrowings                       5,263          4,300          2,816
 Principal payments on borrowings                               (7,838)        (3,090)        (1,693)
 Net change in short-term borrowings                            (2,000)           (93)          (613)
                                                              --------       --------        ---------
                                                                (1,558)         1,117            510
                                                              --------       --------        ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES FROM
 CONTINUING OPERATIONS                                          (4,788)         4,690            901
                                                              --------       --------        ---------
Effect of changes in exchange rates on cash and cash
 equivalents                                                        51            (16)            15
                                                              --------       --------        ---------
Net cash used in discontinued operations                            --           (188)          (181)
                                                              --------       --------        ---------
Net increase (decrease) in cash and cash equivalents               155            942           (381)
Cash and cash equivalents, beginning of period                   1,009             67            448
                                                              --------       --------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  1,164       $  1,009        $    67
                                                              ========       ========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest payments                                            $    451       $    543        $   375
                                                              ========       ========        =========
 Income tax payments (refunds), net                           $    (46)      $    (23)       $   265
                                                              ========       ========        =========

                See Notes to Consolidated Financial Statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                                 ACCUMULATED
                                      COMMON STOCK    ADDITIONAL                    OTHER                      TOTAL
                                   -----------------    PAID-IN     RETAINED    COMPREHENSIVE   TREASURY   SHAREHOLDERS'
                                    SHARES   AMOUNT     CAPITAL     EARNINGS        INCOME        STOCK       EQUITY
                                   -------- -------- ------------ ------------ --------------- ---------- --------------
BALANCE AT JANUARY 1, 1997           808       $ 8      $2,843       $1,186         $ (6)        $  (75)     $3,956
COMPREHENSIVE LOSS:
 Net loss                             --        --          --         (217)          --             --
 Currency translation
   adjustment                         --        --          --           --          (28)            --
 Unrealized loss on
   marketable securities,
   net of tax of $2                   --        --          --           --           (4)            --
TOTAL COMPREHENSIVE LOSS              --        --          --           --           --             --        (249)
Issuance of common stock               6        --          46           --           --             --          46
Exercise of stock options             11        --         133           --           --            (18)        115
Tax benefit from exercise of
 stock options                        --        --          94           --           --             --          94
Amortization of restricted stock      --        --          28           --           --             --          28
Cash dividends declared               --        --          --           (7)          --             --          (7)
Adjustment to reflect change in
 fiscal year from Cendant
 Merger                               --        --          --          (22)          --             --         (22)
Conversion of convertible notes       20        --         151           --           --             --         151
Repurchase of common stock            --        --          --           --           --           (171)       (171)
Retirement of treasury stock         (7)        --        (190)          --           --            190          --
Other                                 --        --         (20)          --           --             --         (20)
                                     ---       ---      -------       ------        ------       -------      -------
BALANCE AT DECEMBER 31, 1997         838         8       3,085          940           (38)          (74)       3,921
COMPREHENSIVE INCOME:
 Net income                           --        --          --          540            --            --           --
 Currency translation
   adjustment                         --        --          --           --           (11)           --           --
TOTAL COMPREHENSIVE INCOME            --        --          --           --            --            --          529
Exercise of stock options             17         1         168           --            --            --          169
Tax benefit from exercise of
 stock options                        --        --         147           --            --            --          147
Conversion of convertible notes        6        --         114           --            --            --          114
Repurchase of common stock            --        --          --           --            --          (258)        (258)
Mandatorily redeemable
 preferred securities
 issued by subsidiary
 holding solely senior
 debentures issued by the
 Company                              --        --         (66)          --            --            --          (66)
Common stock received as
 consideration in sale of
 discontinued operations              --        --          --           --            --          (135)        (135)
Rights issuable                       --        --         350           --          ----            --          350
Other                                 --        --          65           --            --            --           65
                                     ---       ---      ------       ------         -----        ------       ------
BALANCE AT DECEMBER 31, 1998         861       $ 9      $3,863       $1,480         $ (49)       $ (467)      $4,836

                     CENDANT CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                                 (IN MILLIONS)




                                                                            ACCUMULATED
                                   COMMON STOCK    ADDITIONAL                  OTHER                        TOTAL
                                -----------------    PAID-IN    RETAINED   COMPREHENSIVE    TREASURY    SHAREHOLDERS'
                                 SHARES   AMOUNT     CAPITAL    EARNINGS   INCOME/(LOSS)      STOCK        EQUITY
                                -------- -------- ------------ ---------- --------------- ------------ --------------
BALANCE AT DECEMBER 31, 1998       861      $ 9      $3,863      $1,480        $ (49)       $   (467)     $  4,836
COMPREHENSIVE LOSS:
 Net loss                           --       --          --         (55)          --              --
 Currency translation
   adjustment                       --       --          --          --          (69)             --
 Unrealized gain on
   marketable securities,
   net of tax of $22                --       --          --          --           37              --
 Reclassification adjustments,
   net of tax of $13                --       --          --          --           39              --
TOTAL COMPREHENSIVE LOSS            --       --          --          --           --              --           (48)
Exercise of stock options            9       --          81          --           --              42           123
Tax benefit from exercise of
 stock options                      --       --          52          --           --              --            52
Repurchase of common stock          --       --          --          --           --          (2,863)       (2,863)
Modifications of stock option
 plans due to dispositions of
 businesses                         --       --          83          --           --              --            83
Rights issuable                     --       --          22          --           --              --            22
Other                               --       --           1          --           --              --             1
                                   ---      ---      ------      ------        -----        --------      --------
BALANCE AT DECEMBER 31, 1999       870      $ 9      $4,102      $1,425        $ (42)       $ (3,288)     $  2,206
                                   ===      ===      ======      ======        =====        ========      ========

                See Notes to Consolidated Financial Statements.

                     CENDANT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

   Cendant Corporation is a global provider of a wide range of complementary consumer and business services. The Consolidated Financial Statements include the accounts of Cendant Corporation and its wholly-owned subsidiaries (collectively, "the Company" or "Cendant"). In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect reported amounts and related disclosures. Estimates, by their nature, are based on judgement and available information. As such, actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Unless otherwise noted, all dollar amounts presented are in Millions, except per share amounts.

   INVESTMENTS IN AFFILIATES
   Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis of accounting.

   CASH AND CASH EQUIVALENTS
   The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   DEPRECIATION AND AMORTIZATION
   Property and equipment is depreciated based upon a straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed utilizing the straight-line method over the estimated useful lives of the related assets or the lease term, if shorter.

   Franchise agreements for hotel, real estate brokerage, car rental and tax return preparation services are amortized on a straight-line basis over the estimated periods to be benefited, ranging from 12 to 40 years.

   GOODWILL
   Goodwill, which represents the excess of cost over fair value of net assets acquired, is amortized on a straight-line basis over the estimated periods to be benefited, substantially ranging from 25 to 40 years.

   Other intangibles are amortized on a straight-line method over the estimated periods to be benefited.

   ASSET IMPAIRMENT
   The Company periodically evaluates the recoverability of its investments, intangible assets and long-lived assets, comparing the respective carrying values to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business. The recoverability of goodwill and franchise agreements is evaluated on a separate basis for each acquisition and franchise brand, respectively. Any enterprise goodwill and franchise agreements are also evaluated using the undiscounted cash flow method.

   Based on an evaluation of its intangible assets and in connection with the Company's regular forecasting processes during 1998, the Company determined that $37 million of goodwill associated with a Company subsidiary, National Library of Poetry, was permanently impaired. In addition, the Company had equity investments in various businesses, which were generating negative cash flows and were unable to access sufficient liquidity through equity or debt offerings. As a result, the Company wrote off $13 million of such investments in 1998. The aforementioned impairments impacted the Company's diversified services segment and are classified as operating expenses in the Consolidated Statements of Operations.

  REVENUE RECOGNITION AND BUSINESS OPERATIONS
  Franchising. Franchise revenue principally consists of royalties, as well as marketing and reservation fees, which are based on a percentage of franchisee revenue. Royalty, marketing, and reservation fees are accrued as the underlying franchisee revenue is earned. Franchise revenue also includes initial franchise fees, which are recognized as revenue when all material services or conditions relating to the sale have been substantially performed, which is generally when a franchised unit is opened.

  Timeshare. Timeshare revenue principally consists of exchange fees and subscription revenue. Exchange fees are recognized as revenue when the exchange request has been confirmed to the subscribing members. Subscription revenue represents the fees from subscribing members. There is no separate fee charged for the participation in the timeshare exchange network. Subscription revenue, net of related procurement costs, is deferred upon receipt and recognized as revenue over the subscription period during which delivery of publications and other services are provided to the subscribing members. Subscriptions are cancelable and refundable on a prorata basis. Subscription procurement costs are expensed as incurred. Such costs were $31 million for each of the years ended December 31, 1999 and 1998 and $27 million for the year ended December 31, 1997.

  Individual Membership. Membership revenue is generally recognized upon the expiration of the membership period. Memberships are generally cancelable for a full refund of the membership fee during the entire membership period, generally one year. Certain memberships are subject to a pro rata refund. Revenues for such memberships are recognized ratably over the membership period.

  Insurance/Wholesale. Commissions received from the sale of third party accidental death and dismemberment insurance are recognized over the underlying policy period. The Company also receives a share of the excess of premiums paid to insurance carriers less claims experience to date, claims incurred but not reported and carrier management expenses. Such profit commissions are accrued based on claims experience to date, including an estimate of claims incurred but not reported.

  During 1999, the Company changed the amortization period for customer acquisition costs related to accidental death and dismemberment insurance products, which resulted in a reduction in expenses of $16 million ($10 million, after tax or $0.01 per diluted share). The change was based upon new information becoming available to determine customer retention rates.

  Relocation. Relocation services provided by the Company include facilitating the purchase and resale of the transferee's residence, providing equity advances on the transferee's residence and home management services. The home is purchased under a contract of sale and the Company obtains a deed to the property; however, it does not generally record the deed or transfer title. Transferring employees are provided equity advances on the home based on their ownership equity of the appraised home value. The mortgage is generally retired concurrently with the advance of the equity and the purchase of the home. Based on its client agreements, the Company is given parameters under which it negotiates for the ultimate sale of the home. The gain or loss on resale is generally borne by the client corporation. In certain transactions, the Company will assume the risk of loss on the sale of homes; however, in such transactions, the Company will control all facets of the resale process, thereby, limiting its exposure.

  While homes are held for resale, the amount funded for such homes carry an interest charge computed at a floating rate. Direct costs of managing the home during the period the home is held for resale, including property taxes and repairs and maintenance, are generally borne by the client corporation. The client corporation generally advances funds to cover a portion of such carrying costs.

  Revenues and related costs associated with the purchase and resale of a transferee's residence are recognized as services are provided. Relocation services revenue is generally recorded net of costs reimbursed by client corporations and interest expense incurred to fund the purchase of a transferee's residence. Revenue for other fee-based programs, such as home marketing assistance, household goods moves, and destination services are recognized over the periods in which the services are provided and the related expenses are incurred.

  Mortgage. Loan origination fees, commitment fees paid in connection with the sale of loans, and certain direct loan origination costs associated with loans are deferred until such loans are sold. Mortgage loans are recorded at the lower of cost or market value on an aggregate basis. Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. See Note 9 -- Mortgage Loans Held For Sale.

  Fees received for servicing loans owned by investors are credited to income when earned. Costs associated with loan servicing are charged to expense as incurred.

  Mortgage servicing rights ("MSRs") are amortized over the estimated life of the related loan portfolio in proportion to projected net servicing revenues. Such amortization is recorded as a reduction of net servicing revenue in the Consolidated Statements of Operations. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification, and recent prepayment experience. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies. See Note 10 -- Mortgage Servicing Rights.

  Fleet. The Company primarily leased its vehicles under three standard arrangements: open-end operating leases, closed-end operating leases or open-end finance leases (direct financing leases). Each lease was either classified as an operating lease or a direct financing lease, as defined. Lease revenues were recognized based on rentals. Revenues from fleet management services other than leasing were recognized over the period in which services were provided and the related expenses were incurred. See Note 3 -- Dispositions and Acquisitions of Businesses.

  ADVERTISING EXPENSES
  Advertising costs, including direct response advertising related to membership programs, are generally expensed in the period incurred. Advertising expenses for the years ended December 31, 1999, 1998 and 1997 were $589 million, $685 million and $574 million, respectively.

  CHANGE IN ACCOUNTING POLICY
  In August 1998, the Company changed its accounting policy with respect to revenue and expense recognition for its membership businesses, effective January 1, 1997. Prior to such adoption, the Company recorded deferred membership income, net of estimated cancellations, at the time members were billed (upon expiration of the free trial period), which was recognized as revenue ratably over the membership term and modified periodically based on actual cancellation experience. In addition, membership acquisition and renewal costs, which related primarily to membership solicitations, were capitalized as direct response advertising costs due to the Company's ability to demonstrate that the direct response advertising resulted in future economic benefits. Such costs were amortized on a straight-line basis as revenues were recognized (over the average membership period).

  The Company concluded that when membership fees are fully refundable during the entire membership period, membership revenue should be recognized at the end of the membership period upon the expiration of the refund offer. The Company further concluded that non-refundable solicitation costs should be expensed as incurred since such costs are not recoverable if membership fees are refunded. The Company adopted such accounting policy effective January 1, 1997 and accordingly, recorded a non-cash charge of $450 million ($283 million, after tax) on such date to account for the cumulative effect of the accounting change.

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
  In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998, to fiscal years commencing after June 15, 2000. SFAS
  No. 133 requires that all derivatives be recorded in the Consolidated
  Balance Sheets as assets or liabilities and measured at fair value. If the derivative does not qualify as a hedging instrument, changes in fair value are to be recognized in net income. If the derivative does qualify as a hedging instrument, changes in fair value are to be recognized either in net income or other comprehensive income consistent with the asset or liability being hedged. The Company has developed an implementation plan to adopt SFAS No. 133. Completion of the implementation plan and determination of the impact of adopting SFAS No. 133 is expected to be completed by the fourth quarter of 2000. The Company will adopt SFAS No. 133 on January 1, 2001, as required.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 draws upon the existing accounting rules and explains those rules, by analogy, to other transactions that the existing rules do not specifically address. In accordance with SAB No. 101, the Company will revise certain revenue recognition policies regarding the recognition of non-refundable one-time fees and the recognition of pro rata refundable subscription revenues. The Company will adopt SAB No. 101 on January 1, 2000, as required, and will record a non-cash charge of approximately $89 million ($56 million, after tax) to account for the cumulative effect of the accounting change.


2. EARNINGS PER SHARE

   Basic earnings per share ("EPS") is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS further reflects all potential dilution of common stock, including the assumed exercise of stock options and warrants using the treasury method, and convertible debt. At December 31, 1999, 183 million stock options (with a weighted average exercise price of $15.24 per option) and 2 million stock warrants (with a weighted average exercise price of $16.77 per warrant) were outstanding and antidilutive. At December 31, 1998 and 1997, 38 million stock options (with a weighted average exercise price of $29.58 per option) and 54 million stock options (with a weighted average exercise price of $31.16 per option), respectively, were outstanding and antidilutive. Therefore, such options and warrants were excluded from the computation of diluted EPS. In addition, the Company's 3% convertible subordinated notes convertible into 18 million shares of Company common stock were antidultive; therefore, such notes were excluded from the computation of diluted EPS at December 31, 1999, 1998 and 1997. Diluted weighted average shares were calculated as follows:




                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                                1999     1998     1997
                                               ------   ------   -----
   Weighted average shares for basic EPS        751      848      811
   Stock options                                 --       32       41
                                                ---      ---      ---
   Weighted average shares for diluted EPS      751      880      852
                                                ===      ===      ===

3. DISPOSITIONS AND ACQUISITIONS OF BUSINESSES

   DISPOSITIONS
   Entertainment Publications, Inc. On November 30, 1999, the Company completed the sale of approximately 85% of its Entertainment Publications, Inc. ("EPub") business unit for $281 million in cash. The Company retained approximately 15% of EPub's common equity in connection with the transaction. In addition, the Company has a designee on EPub's Board of Directors. The Company accounts for its investment in EPub using the equity method. The Company realized a net gain of approximately $156 million ($78 million, after tax). EPub is a marketer and publisher of coupon books and discount programs which provides customers with unique products and services that are designed to enhance a customer's purchasing power.

   Green Flag. On November 26, 1999, the Company completed the sale of its Green Flag business unit for approximately $401 million in cash, including dividends of $37 million. The Company realized a net gain of approximately $27 million ($8 million, after tax). Green Flag is a roadside assistance organization based in the UK, which provides a wide range of emergency support and rescue services.

  Fleet. On June 30, 1999, the Company completed the disposition of the fleet business segment ("fleet segment" or "fleet businesses") pursuant to an agreement between PHH Corporation ("PHH"), a wholly-owned subsidiary of the Company, and Avis Rent A Car, Inc. ("ARAC"). Pursuant to the agreement, ARAC acquired the net assets of the fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation ("Avis Fleet"), a wholly-owned subsidiary of ARAC. Coincident with the closing of the transaction, ARAC refinanced the assumed debt under management programs which was payable to the Company. Accordingly, the Company received additional consideration from ARAC comprised of $3.0 billion of cash proceeds and a $30 million receivable.

  The convertible preferred stock of Avis Fleet is convertible into common stock of ARAC at the Company's option upon the satisfaction of certain conditions, including the per share price of ARAC Class A common stock equaling or exceeding $50 per share and the fleet segment attaining certain EBITDA (earnings before interest, income taxes, depreciation and amortization) thresholds, as defined. There are additional circumstances upon which the shares of Avis Fleet convertible preferred stock are automatically or mandatorily convertible into ARAC common stock.

  The Company realized a net gain on the disposition of the fleet business segment of $881 million ($866 million, after tax) of which $715 million ($702 million, after tax) was recognized at the time of closing and $166 million ($164 million, after tax) was deferred at the date of disposition. The realized gain is net of approximately $90 million of transaction costs. The Company deferred the portion of the realized net gain, which was equivalent to its common equity ownership percentage in ARAC at the time of closing. The deferred gain is being recognized into income over forty years, which is consistent with the period ARAC is amortizing the goodwill generated from the transaction and is included within other revenue in the Consolidated Statements of Operations ($2 million in 1999). During 1999, the Company recognized $9 million of the deferred portion of the realized net gain due to the sale of a portion of the Company's ownership of ARAC. The deferred net gain is included in deferred income as presented in the Consolidated Balance Sheet at December 31, 1999. The fleet segment disposition was structured as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. However, pursuant to a recent interpretive ruling, the Internal Revenue Service ("IRS") has taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If the transaction is not considered a tax-free reorganization, the resultant incremental liability could range between $10 million and $170 million depending upon certain factors including utilization of tax attributes and contractual indemnification provisions. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

  Other 1999 Dispositions. The Company completed the dispositions of certain businesses, including North American Outdoor Group, Central Credit, Inc., Global Refund Group, Spark Services, Inc., Match.com, National Leisure Group and National Library of Poetry. Aggregate consideration received on such dispositions was comprised of approximately $407 million in cash, including dividends of $21 million, and $43 million in marketable securities. The Company realized a net gain of $202 million ($81 million, after tax) on the dispositions of these businesses.

  Interval International Inc. On December 17, 1997, as directed by the Federal Trade Commission in connection with a merger, the Company sold all of the outstanding shares of its timeshare exchange businesses, Interval International Inc. ("Interval"), for net proceeds of $240 million less transaction related costs amortized as services were provided. The Company recognized a gain on the sale of Interval of $77 million ($26 million, after tax) was reflected as an extraordinary gain in the Consolidated Statements of Operations.

  ACQUISITIONS
  During 1998, the Company completed the acquisitions of National Parking Corporation Limited ("NPC"), The Harpur Group Ltd. ("Harpur"), Jackson Hewitt Inc. ("Jackson Hewitt") and certain other entities, which were accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed were recorded at their fair values. The excess of purchase price over the fair value of the underlying net assets acquired was allocated to goodwill. During 1999 and 1998, the Company recorded additional goodwill of $50 million and $100 million, respectively, in satisfaction of a contingent purchase liability to the seller of Resort Condominiums International, Inc., a Company acquired in 1996. The operating results of such acquired entities are included in the Company's Consolidated Statements of Operations since the respective dates of acquisition. The following table presents information about the acquisitions.




                                                                    JACKSON
                                               NPC       HARPUR     HEWITT       OTHER
                                            ---------   --------   --------   ----------
   Cash paid                                 $1,638       $206       $476         $564
   Fair value of identifiable net assets
    acquired (1)                                590         51         99          218
                                             ------       ----       ----         ----
   Goodwill                                  $1,048       $155       $377         $346
                                             ======       ====       ====         ====
   Goodwill benefit period (years)               40         40         40     25 to 40
                                             ======       ====       ====     ========

   (1) Cash acquired in connection with these acquisitions was $58 million.



4. DISCONTINUED OPERATIONS

   On January 12, 1999, the Company completed the sale of Cendant Software Corporation ("CDS"), a developer, publisher and distributor of educational and entertainment software, for net cash proceeds of $770 million. The Company realized a net gain of $323 million ($372 million, after tax) on the disposition of CDS, of which $299 million ($174 million, after tax) was recognized during 1999 and $24 million ($198 million, after tax) was recognized during 1998, substantially in the form of a tax benefit and corresponding deferred tax asset.

   On December 15, 1998, the Company completed the sale of Hebdo Mag International, Inc. ("Hebdo Mag"), a publisher and distributor of classified advertising information. The Company received $315 million in cash and 7 million shares of Company common stock valued at $135 million (approximately $19 per share market value) on the date of sale. The Company recognized a net gain of $155 million ($207 million, after tax) on the sale of Hebdo Mag partially in the form of a tax benefit.

   Summarized financial data of discontinued operations for the years ended December 31, consisted of:




                                               CDS                 HEBDO MAG
                                       --------------------   -------------------
                                          1998       1997      1998       1997
                                       ---------   --------   ------   ----------
   Net revenues                          $ 346       $434      $202      $209
                                         =====       ====      ====      ====
   Income (loss) before income
     taxes                               $ (57)      $ (6)     $ 17      $ (4)
   Provision (benefit) for income
     taxes                                 (23)         2         8        (1)
   Extraordinary loss from early
     extinguishment of debt, net of
     $5 million tax benefit                 --         --        --       (15)
                                         -----       ----      ----      ----
   Net income (loss)                     $ (34)      $ (8)     $  9      $(18)
                                         =====       ====      ====      ====

  The Company allocated $20 million of interest expense to discontinued operations for the year ended December 31, 1998. Such interest expense represents the cost of funds associated with businesses acquired by the discontinued business segments at an interest rate consistent with the Company's consolidated effective borrowing rate.

  Net assets of CDS at December 31, 1998 were comprised of current assets of $285 million, goodwill of $106 million, other assets of $88 million and total liabilities of $105 million.

5. OTHER CHARGES

   LITIGATION SETTLEMENTS
   Common Stock Litigation Settlement. On December 7, 1999, the Company reached a preliminary agreement to settle the principal securities class action pending against the Company, other than certain claims relating to FELINE PRIDES securities discussed below. This settlement is subject to final documentation and court approval. See Note 17 -- Commitments and Contingencies.

   FELINE PRIDES Litigation Settlement. On March 17, 1999, the Company reached a final agreement (the "FELINE PRIDES settlement") to settle the class action lawsuit that was brought on behalf of the holders of Income or Growth FELINE PRIDES ("PRIDES") securities who purchased their securities on or prior to April 15, 1998. See Note 13 -- Mandatorily Redeemable Trust Preferred Securities Issued by Subsidiary Holding Solely Senior Debentures Issued by the Company.

   TERMINATION OF PROPOSED ACQUISITIONS
   On February 4, 1999, the Company announced its intention not to proceed with the acquisition of RAC Motoring Services ("RACMS") due to certain conditions imposed by the UK Secretary of State of Trade and Industry that the Company determined not to be commercially feasible and therefore unacceptable. In connection with such termination, the Company wrote off $7 million of deferred acquisition costs.

   On October 13, 1998, the Company and American Bankers Insurance Group, Inc. ("American Bankers") terminated an agreement which provided for the Company's acquisition of American Bankers. In connection with this agreement, the Company made a $400 million cash payment to American Bankers and wrote-off $32 million of costs, primarily professional fees, resulting in a total charge of $432 million.

   On October 5, 1998, the Company announced the termination of an agreement to acquire Providian Auto and Home Insurance Company. In connection with the termination of this agreement, the Company wrote off $1 million of costs.

   EXECUTIVE TERMINATIONS
   The Company incurred $53 million of costs on July 28, 1998 related to the termination of certain former executives, principally Walter A. Forbes, who resigned as Chairman and as a member of the Board of Directors. Aggregate benefits given to Mr. Forbes resulted in a charge of $51 million, comprised of $38 million in cash payments and approximately one million Company stock options, with a fair value of $13 million, as calculated by the Black-Scholes model. Such options were immediately vested and expire on July 28, 2008. The main benefit to the Company from Mr. Forbes' termination was the resolution of the division of governance issues that existed at the time between the members of the Board of Directors formerly associated with CUC International, Inc. ("CUC") and the members of the Board of Directors formerly associated with HFS Incorporated ("HFS").

   INVESTIGATION-RELATED COSTS
   The Company incurred professional fees, public relations costs and other miscellaneous expenses of $21 million and $33 million during 1999 and 1998, respectively, in connection with accounting irregularities and resulting investigations into such matters.

   INVESTIGATION-RELATED FINANCING COSTS
   In connection with the Company's discovery and announcement of accounting irregularities on April 15, 1998 and the corresponding lack of audited financial statements, the Company was temporarily prohibited from accessing public debt markets. As a result, the Company paid $28 million in fees associated with waivers and various financing arrangements. Additionally, during 1998, the Company exercised its option to redeem its 4 3/4% Convertible Senior Notes (the "4 3/4% Notes"). At such time, the Company anticipated that all holders of the 4 3/4% Notes would elect to convert the

  4 3/4% Notes to Company common stock. However, at the time of redemption, holders of the 4 3/4% Notes elected not to convert the 4 3/4% Notes to Company common stock resulting in the Company redeeming such notes at a premium. Accordingly, the Company recorded a $7 million loss on such redemption.

  1999 MERGER-RELATED COSTS AND OTHER UNUSUAL CHARGES
  On September 15, 1999, Netmarket Group, Inc. ("NGI") began operations as an independent company that pursues the development of certain interactive businesses formerly within the Company's direct marketing division. NGI owns, operates and develops the online membership businesses, which collectively have approximately 1.4 million online members. Prior to September 15, 1999, the Company's ownership of NGI was restructured into common stock and preferred stock interests. On September 15, 1999 (the "donation date"), the Company donated NGI's outstanding common stock to a charitable trust, and NGI issued additional shares of its common stock to certain of its marketing partners. The fair market value of the NGI common stock on the donation date was approximately $20 million. Accordingly, as a result of the change in ownership of NGI's common stock from the Company to independent third parties, prospective from the donation date, NGI's operating results are no longer included in the Company's Consolidated Financial Statements. The Company retained an ownership interest in a convertible preferred stock of NGI, which is ultimately convertible, at the Company's option, beginning September 14, 2001, into approximately 78% of NGI's diluted common shares. The convertible preferred stock is accounted for using the cost method of accounting. The convertible preferred stock has a $5 million annual preferred dividend, which will be recorded in income if and when it becomes realizable. Subsequent to the Company's contribution of NGI's common stock to the charitable trust, the Company provided a development advance of $77 million to NGI, which is contingently repayable to the Company if certain financial targets related to NGI are achieved. The purpose of the development advance was to provide NGI with the funds necessary to develop Internet related products and systems, that if successful, would significantly increase the value of NGI. Without these funds, NGI would not have sufficient funds for development activities contemplated in its business plans. Repayment of the advance is therefore solely dependent on the success of the development efforts. The Company recorded a charge, inclusive of transaction costs, of $85 million in connection with the donation of NGI shares to the charitable trust and the subsequent development advance.

  During 1999, the Company incurred $23 million of additional charges to fund an irrevocable contribution to the independent technology trust responsible for completing the transition of the Company's lodging franchisees to a Company sponsored property management system and $2 million of costs primarily resulting from further consolidation of European call centers in Cork, Ireland which are included below as a component of the 1999 adjustment activity for the Fourth Quarter 1997 Charge.

  1997 MERGER-RELATED COSTS AND OTHER UNUSUAL CHARGES (CREDITS)

  Fourth Quarter 1997 Charge. The Company incurred unusual charges ("Unusual Charges") in the fourth quarter of 1997 totaling $455 million substantially associated with the merger of HFS and CUC (the "Cendant Merger") and the merger in October 1997 with Hebdo Mag. Reorganization plans were formulated prior to and implemented as a result of the mergers. The Company determined to streamline its corporate organization functions and eliminate several office locations in overlapping markets. Management's plan included the consolidation of European call centers in Cork, Ireland and terminations of franchised hotel properties. Liabilities associated with Unusual Charges are classified as a component of accounts payable and other current liabilities. The reduction of such liabilities from inception is summarized by category of expenditure as follows:

                               1997
                             UNUSUAL      1997         1998          1998
                             CHARGES   REDUCTIONS   REDUCTIONS   ADJUSTMENTS
                            --------- ------------ ------------ -------------
   Professional fees          $  93      $  (43)      $ (38)          $(10)
   Personnel related            171         (45)        (61)            (4)
   Business terminations         78         (78)          1             (1)
   Facility related and
     other                      113         (92)         (5)           (12)
                              -----      ------       -----           ----
   Total Unusual Charges        455        (258)       (103)           (27)
   Reclassification for
     discontinued
     operations                 (18)         18          --             --
                              -----      ------       -----           ----
   Total Unusual Charges
     related to continuing
     operations               $ 437      $ (240)      $(103)          $(27)
                              =====      ======       =====           ====



                                               1999 ACTIVITY
                             BALANCE AT   ------------------------  BALANCE AT
                            DECEMBER 31,     CASH                  DECEMBER 31,
                                1998       PAYMENTS   ADJUSTMENTS      1999
                           -------------- ----------  -----------  ------------
   Professional fees            $ 2         $(1)        $ --           $ 1
   Personnel related             61          (5)           3            59
   Business terminations        ---         ---         ----           ---
   Facility related and
     other                        4          (2)          (1)            1
                                ---         ---         ----           ---
   Total Unusual Charges         67          (8)           2            61
   Reclassification for
     discontinued
     operations                  --          --          --             --
                                ---         ---         ----           ---
   Total Unusual Charges
     related to continuing
     operations                 $67         $(8)        $  2           $61
                                ===         ===         ====           ===

  Professional fees primarily consisted of investment banking, legal and accounting fees incurred in connection with the mergers. Personnel related costs included $73 million of retirement and employee benefit plan costs, $24 million of restricted stock compensation, $61 million of severance resulting from consolidations of European call centers and certain corporate functions and $13 million of other personnel related costs. The Company provided for 474 employees to be terminated, substantially all of which have been severed. Business termination costs consisted of a $48 million impairment write-down of hotel franchise agreement assets associated with a quality upgrade program and $30 million of costs incurred to terminate a contract which may have restricted the Company from maximizing opportunities afforded by the Cendant Merger. Facility related and other unusual charges included $70 million of irrevocable contributions to independent technology trusts for the direct benefit of lodging and real estate franchisees, $16 million of building lease termination costs, and a $22 million reduction in intangible assets associated with the Company's wholesale annuity business for which impairment was determined in 1997. During 1999 and 1998, the Company recorded a net adjustment of $2 million and ($27) million, respectively, to Unusual Charges with a corresponding increase (decrease) to liabilities primarily as a result of a change in the original estimate of costs to be incurred. Such adjustments to original estimates were recorded in the periods in which events occurred or information became available requiring accounting recognition. Liabilities of $61 million remained at December 31, 1999, which were primarily attributable to future severance costs and executive termination benefits, which the Company anticipates that such liabilities will be settled upon resolution of related contingencies.

  Second Quarter 1997 Charge. The Company incurred $295 million of Unusual Charges in the second quarter of 1997 primarily associated with the merger of HFS with PHH in April 1997 (the "PHH Merger"). During the fourth quarter of 1997, as a result of changes in estimates, the Company adjusted certain merger-related liabilities, which resulted in a $12 million credit to Unusual Charges. Reorganization plans were formulated in connection with the PHH Merger and were implemented upon consummation. The PHH Merger afforded the combined company, at such time, an opportunity to rationalize its combined corporate, real estate and travel related businesses, and enabled the corresponding support and service functions to gain organizational efficiencies and maximize profits. Management initiated a plan just prior to the PHH Merger to close hotel reservation call centers, combine travel agency operations and continue the downsizing of fleet operations by reducing headcount and eliminating unprofitable products. In addition, management initiated plans to integrate its relocation, real estate franchise and mortgage origination businesses to capture additional revenue through the referral of one business unit's customers to another. Management also formalized a plan to centralize the management and headquarter functions of the world's largest, second largest and other company-owned corporate relocation business unit subsidiaries. Such initiatives resulted in write-offs of abandoned systems and leasehold assets commencing in the second quarter 1997. The aforementioned reorganization plans provided for 560 job reductions, which included the elimination of PHH corporate functions and facilities in Hunt Valley, Maryland. The reduction of liabilities from inception is summarized by category of expenditure as follows:




                               1997
                             UNUSUAL      1997         1998          1998
                             CHARGES   REDUCTIONS   REDUCTIONS   ADJUSTMENTS
                            --------- ------------ ------------ -------------
   Professional fees          $  30      $  (29)      $  --         $ (1)
   Personnel related            154        (112)        (13)         (19)
   Business terminations         56         (52)          3           (6)
   Facility related and
     other                       43         (14)        (10)         (14)
                              -----      ------       -----        -----
   Total Unusual Charges        283        (207)        (20)         (40)
   Reclassification for
     discontinued
     operations                 (16)         16          --           --
                              -----      ------       -----        -----
   Total Unusual Charges
     related to continuing
     operations               $ 267      $ (191)      $ (20)        $(40)
                              =====      ======       =====        =====



                                               1999 ACTIVITY
                             BALANCE AT   ------------------------   BALANCE AT
                            DECEMBER 31,     CASH                   DECEMBER 31,
                                1998       PAYMENTS   ADJUSTMENTS       1999
                           -------------- ---------- ------------- -------------
   Professional fees           $ --         $ --         $ --          $ --
   Personnel related             10            (2)         --             8
   Business termination           1            (1)         --            --
   Facility related a
     other                        5            (2)         --             3
                               ----         ------       ----          ----
   Total Unusual Charges         16            (5)         --            11
   Reclassification for
     discontinued
     operations                  --            --          --            --
                               ----         -----        ----          ----
   Total Unusual Charges
     related to continuing
     operations                $ 16           $(5)       $ --          $ 11
                               ====         =====        ====          ====

  Professional fees were primarily comprised of investment banking, accounting, and legal fees incurred in connection with the PHH Merger. Personnel related costs were associated with employee reductions necessitated by the planned and announced consolidation of the Company's corporate relocation service businesses worldwide as well as the consolidation of corporate activities. Personnel related charges also included termination benefits such as severance, medical and other benefits and provided for retirement benefits pursuant to pre-existing contracts resulting from a change in control. Business terminations were comprised of $39 million of costs to exit certain activities primarily within the Company's fleet management business (including $36 million of asset write-offs associated with exiting certain activities), a $7 million termination fee associated with a joint venture that competed with the PHH Mortgage Services business (now Cendant Mortgage Corporation) and $10 million of costs to terminate a marketing agreement with a third party in order to replace the function with internal resources. Facility related and other charges included costs associated with contract and lease terminations, asset disposals and other charges incurred in connection with the consolidation and closure of excess office space.


  The Company had substantially completed the aforementioned second quarter 1997 restructuring activities at December 31, 1998. During the year ended December 31, 1998, the Company recorded a net adjustment of $40 million to Unusual Charges with a corresponding reduction to liabilities primarily as a result of a change in the original estimate of costs to be incurred. Such adjustments to original estimates were recorded in the periods in which events occurred or information became available requiring accounting recognition. Liabilities of $11 million remained at December 31, 1999, which were attributable to future severance and lease termination payments. The Company anticipates that severance will be paid in installments through April 2003 and the lease terminations will be paid in installments through August 2002.

6.  PROPERTY AND EQUIPMENT -- NET

     Property and equipment -- net consisted of:




                                                        ESTIMATED         DECEMBER 31,
                                                       USEFUL LIVES   --------------------
                                                         IN YEARS       1999        1998
                                                      -------------   --------   ---------
   Land                                                  --            $  145     $  153
   Building and leasehold improvements                 5 - 50             703        752
   Furniture, fixtures and equipment                   3 - 10             889      1,019
                                                                       ------     ------
                                                                        1,737      1,924
   Less accumulated depreciation and amortization                         390        491
                                                                       ------     ------
                                                                       $1,347     $1,433
                                                                       ======     ======

7.  OTHER INTANGIBLES -- NET

    Other intangibles -- net consisted of:



                                         ESTIMATED        DECEMBER 31,
                                      BENEFIT PERIODS   ----------------
                                         IN YEARS        1999      1998
                                     ----------------   ------   -------
   Avis trademark                           40           $402     $402
   Other trademarks                         40            161      171
   Customer lists                         3 - 10          154      163
   Other                                  3 - 25           88      138
                                                         ----     ----
                                                          805      874
   Less accumulated amortization                          143      117
                                                         ----     ----
                                                         $662     $757
                                                         ====     ====

8.  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

     Accounts payable and other current liabilities consisted of:




                                              DECEMBER 31,
                                          ---------------------
                                             1999        1998
                                          ---------   ---------
   Accounts payable                        $  320      $  456
   Merger and acquisition obligations         127         153
   Accrued payroll and related                263         208
   Advances from relocation clients            80          60
   Other                                      489         641
                                           ------      ------
                                           $1,279      $1,518
                                           ======      ======

9. MORTGAGE LOANS HELD FOR SALE

   Mortgage loans held for sale represent mortgage loans originated by the Company and held pending sale to permanent investors. The Company sells loans insured or guaranteed by various government sponsored entities and private insurance agencies. The insurance or guaranty is provided primarily on a non-recourse basis to the Company, except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs. At December 31, 1999 and 1998, mortgage loans sold with recourse amounted to approximately $52 million and $58 million, respectively. The Company believes adequate allowances are maintained to cover any potential losses.

   The Company has a revolving sales agreement, under which an unaffiliated buyer, Bishops Gate Residential Mortgage Trust, a special purpose entity (the "Buyer"), committed to purchase, at the Company's option, mortgage loans originated by the Company on a daily basis, up to the Buyer's asset limit of $2.1 billion. Under the terms of this sale agreement, the Company retains the servicing rights on the mortgage loans sold to the Buyer and arranges for the sale or securitization of the mortgage loans into the secondary market. The Buyer retains the right to select alternative sale or securitization arrangements. At December 31, 1999 and 1998, the Company was servicing approximately $813 million and $2.0 billion, respectively, of mortgage loans owned by the Buyer.


10. MORTGAGE SERVICING RIGHTS


    Capitalized MSRs consisted of:




                                                          MSRS       ALLOWANCE        TOTAL
                                                       ----------   -----------   ------------
   BALANCE, JANUARY 1, 1997                              $  290        $(1)          $ 289
   Additions to MSRs                                        252         --             252
   Amortization                                             (96)        --             (96)
   Write-down/provision                                      --         (4)             (4)
   Sales                                                    (33)        --             (33)
   Deferred hedge, net                                       19         --              19
   Reclassification of mortgage-related securities          (54)        --             (54)
                                                         ------        ---           -----
   BALANCE, DECEMBER 31, 1997                               378         (5)            373
   Additions to MSRs                                        475         --             475
   Additions to hedge                                        49         --              49
   Amortization                                             (82)        --             (82)
   Write-down/recovery                                       --          5               5
   Sales                                                    (99)        --             (99)
   Deferred hedge, net                                      (85)        --             (85)
                                                         ------        ---           -----
   BALANCE, DECEMBER 31, 1998                               636         --             636
   Additions to MSRs                                        698         (5)            693
   Additions to hedge                                        23         --              23
   Amortization                                            (118)        --            (118)
   Write-down/recovery                                       --          5               5
   Sales                                                   (161)        --            (161)
   Deferred hedge, net                                        6         --               6
                                                         ------        ---          ------
   BALANCE, DECEMBER 31, 1999                            $1,084        $--          $1,084
                                                         ======        ===          ======

   The value of the Company's MSRs is sensitive to changes in interest rates. The Company uses a hedge program to manage the associated financial risks of loan prepayments. The Company uses certain derivative financial instruments, primarily interest rate floors, interest rate swaps, principal only swaps, futures and options on futures to administer its hedge program. Premiums paid/received on the acquired derivative instruments are capitalized and amortized over the life of the contracts. Gains and losses associated with the hedge instruments are deferred and recorded as adjustments to the basis of the MSRs. In the event the performance of the hedge instruments do not meet the requirements of the hedge program, changes in the fair value of the hedge instruments will be reflected in the Consolidated Statement of Operations in the current period. Deferrals under the hedge programs are allocated to each applicable stratum of MSRs based upon its original designation and included in the impairment measurement.


   For purposes of performing its impairment evaluation, the Company stratifies its portfolio on the basis of interest rates of the underlying mortgage loans. The Company measures impairment for each stratum by comparing estimated fair value to the recorded book value. The Company records amortization expense in proportion to and over the period of the projected net servicing revenue. Temporary impairment is recorded through a valuation allowance in the period of occurrence.

11. LONG-TERM DEBT


    Long-term debt consisted of:


                                             DECEMBER 31,
                                         --------------------
                                           1999        1998
                                         --------   ---------
   Term Loan Facilities                   $  750     $1,250
   7 1/2% Senior Notes                       400        400
   7 3/4% Senior Notes                     1,148      1,148
   3% Convertible Subordinated Notes         547        545
   Other                                      --         20
                                          ------     ------
                                           2,845      3,363
   Less current portion                      400         --
                                          ------     ------
                                          $2,445     $3,363
                                          ======     ======

    TERM LOAN FACILITIES
    On May 29, 1998, the Company entered into a 364 day term loan agreement with a syndicate of financial institutions which provided for borrowings of $3.25 billion (the "Term Loan Facility"). The Term Loan Facility incurred interest based on the London Interbank Offered Rate ("LIBOR") plus a margin of approximately 87.5 basis points. At December 31, 1998, borrowings under the Term Loan Facility of $1.25 billion were classified as long-term based on the Company's intent and ability to refinance such borrowings on a long-term basis.


    On February 9, 1999, the Company replaced the Term Loan Facility with a two year term loan facility (the "New Facility") which provided for borrowings of $1.25 billion with a syndicate of financial institutions. The Company used $1.25 billion of the proceeds from the New Facility to refinance the outstanding borrowings under the Term Loan Facility. At December 31, 1999, outstanding borrowings under the New Facility were $750 million. The New Facility bears interest at a rate of LIBOR plus a margin of 100 basis points and is payable in five consecutive quarterly installments beginning on the first anniversary of the closing date. The New Facility contains certain restrictive covenants, which are substantially similar to and consistent with the covenants in effect for the Company's existing revolving credit agreements discussed below. The weighted average interest rate on the New Facility was 6.2% at December 31, 1999.

    7 1/2% AND 7 3/4% SENIOR NOTES
    In November 1998, the Company issued $1.55 billion of Senior Notes (the "Notes") in two tranches consisting of $400 million principal amount of 7 1/2% Senior Notes due December 1, 2000 (see Note 26 -- Subsequent Events -- Debt Redemption) and $1.15 billion principal amount of 7 3/4% Senior Notes due December 1, 2003. The Notes may be redeemed, in whole or in part, at any time at the option of the Company at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (i) the face value of the Notes or (ii) the sum of the present values of the remaining scheduled payments discounted at the treasury rate plus a spread as defined in the indenture.


    3% CONVERTIBLE SUBORDINATED NOTES
    During 1997, the Company completed a public offering of $550 million principal amount of 3% Convertible Subordinated Notes (the "3% Notes") due 2002. Each $1,000 principal amount of 3% Notes is convertible into 32.65 shares of Company common stock subject to adjustment in certain events. The 3% Notes may be redeemed at the option of the Company at any time on or after February 15, 2000, in whole or in part, at the appropriate redemption prices (as defined in the indenture governing the 3% Notes) plus accrued interest to the redemption date. The 3% Notes will be subordinated in right of payment to all existing and future Senior Debt (as defined in the indenture governing the 3% Notes) of the Company.

    CREDIT FACILITIES
    The Company's credit facilities consist of (i) a $750 million, five year revolving credit facility (the "Five Year Revolving Credit Facility") and
    (ii) a $1.0 billion, 364 day revolving credit facility (the "364 Day Revolving Credit Facility") (collectively the "Revolving Credit Facilities"). The 364 Day Revolving Credit Facility will mature on October 17, 2000, but may be renewed on an annual basis for an additional 364 days upon receiving lender approval. The Five Year Revolving Credit Facility will mature on October 1, 2001. Borrowings under the Revolving Credit Facilities, at the option of the Company, bear interest based on competitive bids of lenders participating in the facilities, at prime rates or at LIBOR, plus a margin of approximately 75 basis points. The Company is required to pay a per annum facility fee of .175% and .15% of the average daily unused commitments under the Five Year Revolving Credit Facility and 364 Day Revolving Credit Facility, respectively. The interest rates and facility fees are subject to change based upon credit ratings on the Company's senior unsecured long-term debt by nationally recognized debt rating agencies. Letters of credit of $5 million were outstanding under the Five Year Revolving Credit Facility at December 31, 1999. The Revolving Credit Facilities contain certain restrictive covenants including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations and sale and leaseback transactions, and requires the maintenance of certain financial ratios. There were no outstanding borrowings related to the above-mentioned credit facilities at December 31, 1999 and 1998.

    DEBT MATURITIES
    The aggregate maturities of debt are as follows: 2000, $400 million; 2001, $750 million; 2002, $547 million; and 2003, $1,148 million.


12. LIABILITIES UNDER MANAGEMENT AND MORTGAGE PROGRAMS

    Borrowings to fund assets under management and mortgage programs, which are not classified based on contractual maturities since such debt corresponds directly with assets under management and mortgage programs, consisted of:


                               DECEMBER 31,
                           --------------------
                             1999        1998
                           --------   ---------
   Commercial paper         $  619     $2,484
   Medium-term notes         1,248      2,338
   Secured obligations         345      1,902
   Other                       102        173
                            ------     ------
                            $2,314     $6,897
                            ======     ======

    COMMERCIAL PAPER
    Commercial paper, which matures within 180 days, is supported by committed revolving credit agreements described below and short-term lines of credit. The weighted average interest rates on the Company's outstanding commercial paper were 6.7% and 6.1% at December 31, 1999 and 1998, respectively.

    MEDIUM-TERM NOTES
    Medium-term notes primarily represent unsecured loans, which mature through 2002. The weighted average interest rates on such medium-term notes were 6.4% and 5.6% at December 31, 1999 and 1998, respectively.

    SECURED OBLIGATIONS
    The Company maintains separate financing facilities, the outstanding borrowings under which are secured by corresponding assets under management and mortgage programs. The collective weighted average interest rates on such facilities were 7.0% and 5.8% at December 31, 1999 and 1998, respectively. Such secured obligations are described below.

    Mortgage Facility. In December 1999, the Company renewed its 364 day financing agreement to sell mortgage loans under an agreement to repurchase such mortgages. This agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under this agreement is $500 million and is renewable on an annual basis at the discretion of the lender. Mortgage loans financed under this agreement at December 31, 1999 and 1998 totaled $345 million and $378 million, respectively, and are included in mortgage loans held for sale in the Consolidated Balance Sheets.

    Relocation Facilities. The Company entered into a 364 day asset securitization agreement effective December 1998 under which an unaffiliated buyer committed to purchase an interest in the right to payments related to certain Company relocation receivables. The revolving purchase commitment provided for funding up to a limit of $325 million and was renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Under the terms of this agreement, the Company retained the servicing rights related to the relocation receivables. This facility matured and $248 million was repaid on December 22, 1999. At December 31, 1998, the Company was servicing $248 million of assets, which were funded under this agreement.

    The Company also maintained an asset securitization agreement with a separate unaffiliated buyer, which had a purchase commitment up to a limit of $350 million. The terms of this agreement were similar to the aforementioned facility with the Company retaining the servicing rights on the right of payment. This facility matured and $85 million was repaid on October 5, 1999. At December 31, 1998, the Company was servicing $171 million of assets eligible for purchase under this agreement.

    Fleet Facilities. In December 1998, the Company entered into two secured financing transactions each expiring five years from the effective agreement date. Loans were funded by commercial paper conduits in the amounts of $500 million and $604 million and were secured by leased assets (specified beneficial interests in a trust which owned the leased vehicles and the leases) totaling $600 million and $725 million. In connection with the disposition of the fleet segment, all secured financing arrangements were repaid.

    OTHER
    Other liabilities under management and mortgage programs are principally comprised of unsecured borrowings under uncommitted short-term lines of credit and other bank facilities, all of which mature in 2000. The weighted average interest rates on such debt were 6.8% and 5.5% at December 31, 1999 and 1998, respectively.

    Interest incurred on borrowings used to finance fleet leasing activities was $89 million for the year ended December 31, 1999 and $177 million for each of the years ended December 31, 1998 and 1997 and is included net within fleet leasing revenues in the Consolidated Statements of Operations. Interest related to equity advances on homes was $24 million, $27 million and $32 million for the years ended December 31, 1999, 1998 and 1997, respectively. Interest related to origination and mortgage servicing activities was $109 million, $139 million and $78 million for the years ended December 31, 1999, 1998 and 1997, respectively. Interest expense incurred on borrowings used to finance both equity advances on homes and mortgage servicing activities are recorded net within membership and service fee revenues in the Consolidated Statements of Operations.

    As of December 31, 1999, the Company, through its PHH subsidiary, maintained $2.5 billion in committed and unsecured credit facilities, which were backed by domestic and foreign banks. The facilities were comprised of $1.25 billion of syndicated lines of credit maturing in March 2000 and $1.25 billion of syndicated lines of credit maturing in 2002. Under such credit facilities, the Company paid annual commitment fees of $4 million for the year ended December 31, 1999 and $2 million for each of the years ended December 31, 1998 and 1997. The full amount of the Company's committed facility was undrawn and available at December 31, 1999 and 1998.


13. MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES ISSUED BY SUBSIDIARY HOLDING SOLELY SENIOR DEBENTURES ISSUED BY THE COMPANY

    On March 2, 1998, Cendant Capital I (the "Trust"), a wholly-owned consolidated subsidiary of the Company, issued 30 million FELINE PRIDES and 2 million trust preferred securities and received approximately $1.5 billion in gross proceeds in connection with such issuance. The Trust then invested the proceeds in 6.45% Senior Debentures due 2003 (the "Debentures") issued by the Company, which represents the sole asset of the Trust. The obligations of the Trust related to the FELINE PRIDES and trust preferred securities are unconditionally guaranteed by the Company to the extent the Company makes payments pursuant to the Debentures. Upon the issuance of the FELINE PRIDES and trust preferred securities, the Company recorded a liability of $43 million with a corresponding reduction to shareholders' equity equal to the present value of the total future contract adjustment payments to be made under the FELINE PRIDES. The FELINE PRIDES, upon issuance, consisted of 28 million Income PRIDES and 2 million Growth PRIDES (Income PRIDES and Growth PRIDES hereinafter referred to as "PRIDES"), each with a face amount of $50 per PRIDES. The Income PRIDES consist of trust preferred securities and forward purchase contracts under which the holders are required to purchase common stock from the Company in February 2001. The Growth PRIDES consist of zero coupon U.S. Treasury securities and forward purchase contracts under which the holders are required to purchase common stock from the Company in February 2001. The stand alone trust preferred securities and the trust preferred securities forming a part of the Income PRIDES, each with a face amount of $50, bear interest, in the form of preferred stock dividends, at the annual rate of 6.45% payable in cash. Such preferred stock dividends of $96 million ($60 million, after tax) and $80 million ($49 million, after tax) for the years ended December 31, 1999 and 1998, respectively, are presented as minority interest, net of tax in the Consolidated Statements of Operations. Payments under the forward purchase contract forming a part of the Income PRIDES will be made by the Company in the form of a contract adjustment payment at an annual rate of 1.05%. Payments under the forward purchase contract forming a part of the Growth PRIDES will be made by the Company in the form of a contract adjustment payment at an annual rate of 1.30%. The forward purchase contracts require the holder to purchase a minimum of 1.04 shares and a maximum of 1.35 shares of Company common stock per PRIDES security depending upon the average of the closing price per share of the Company's common stock for a 20 consecutive day period ending in mid-February of 2001. The Company has the right to defer the contract adjustment payments and the payment of interest on the Debentures to the Trust. Such election will subject the Company to certain restrictions, including restrictions on making dividend payments on its common stock until all such payments in arrears are settled.

    Under the terms of the FELINE PRIDES settlement discussed in Note 5, only holders who owned PRIDES at the close of business on April 15, 1998 will be eligible to receive a new additional "Right" for each PRIDES security held. Right holders may (i) sell them or (ii) exercise them by delivering to the Company three Rights together with two PRIDES in exchange for two new PRIDES (the "New PRIDES"), for a period beginning upon distribution of the Rights and concluding upon expiration of the Rights (February 2001). The terms of the New PRIDES will be the same as the original PRIDES except that the conversion rate will be revised so that, at the time the Rights are distributed, each New PRIDES will have a value equal to $17.57 more than each original PRIDES, or, in the aggregate, approximately $351 million. Accordingly, the Company recorded a non-cash charge of $351 million in the fourth quarter of 1998 with an increase in additional paid-in capital and accrued liabilities of $350 million and $1 million, respectively, based on the prospective issuance of the Rights.

    The FELINE PRIDES settlement also requires the Company to offer to sell 4 million additional PRIDES (having identical terms to currently outstanding PRIDES) to holders of Rights for cash, at a value which will be based on the valuation model that was utilized to set the conversion rate of the New PRIDES. The offering of additional PRIDES will be made only pursuant to a prospectus filed with the SEC. The arrangement to offer additional PRIDES is designed to enhance the trading value of the Rights by removing up to 6 million Rights from circulation via exchanges associated with the offering and to enhance the open market liquidity of New PRIDES by creating 4 million New PRIDES via exchanges associated with the offering. If holders of Rights do not acquire all such PRIDES, they will be offered to the public. Under the settlement agreement, the Company also agreed to file a shelf registration statement for an additional 15 million special PRIDES, which could be issued by the Company at any time for cash. However, during the last 30 days prior to the expiration of the Rights in February 2001, the Company will be required to make these additional

    PRIDES available to holders of Rights at a price in cash equal to 105% of their theoretical value. The special PRIDES, if issued, would have the same terms as the currently outstanding PRIDES and could be used to exercise Rights. Based on an average market price of $17.78 per share of Company common stock (calculated based on the average closing price per share of Company common stock for the consecutive five-day period ended February 18, 2000), the effect of the issuance of the New PRIDES will be to distribute approximately 18 million more shares of Company common stock when the mandatory purchase of Company common stock associated with the PRIDES occurs in February 2001.


14. SHAREHOLDERS' EQUITY

    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The after-tax components of accumulated other comprehensive income (loss) are as follows:

                                                             UNREALIZED        ACCUMULATED
                                             CURRENCY      GAINS/(LOSSES)         OTHER
                                           TRANSLATION      ON MARKETABLE     COMPREHENSIVE
                                            ADJUSTMENT       SECURITIES       INCOME/(LOSS)
                                          -------------   ----------------   --------------
   Beginning balance, January 1, 1997         $(10)             $ 4              $  (6)
   Current-period change                       (28)              (4)               (32)
                                              ----              ---              -----
   Ending balance, December 31, 1997           (38)              --                (38)
   Current-period change                       (11)              --                (11)
                                              ----              ---              -----
   Ending balance, December 31, 1998           (49)              --                (49)
   Current-period change                        (9)              16                  7
                                              -------           ---              -----
   Ending balance, December 31, 1999          $(58)             $16              $ (42)
                                              ======            ===              =====

    The currency translation adjustments are not currently adjusted for income taxes since they relate to indefinite investments in foreign subsidiaries.


    SHARE REPURCHASES
    During 1999, the Company's Board of Directors authorized an additional $1.8 billion of Company common stock to be repurchased under a common share repurchase program, increasing the total authorized amount to be repurchased under the program to $2.8 billion. The Company executed this program through open market purchases or privately negotiated transactions, subject to bank credit facility covenants and certain rating agency constraints. As of December 31, 1999, the Company repurchased approximately $2.0 billion (104 million shares) of Company common stock under the program.

    In July 1999, pursuant to a Dutch Auction self-tender offer to the Company's shareholders, the Company purchased 50 million shares of its common stock at a price of $22.25 per share.

    1998 EMPLOYEE STOCK PURCHASE PLAN
    On December 1, 1998, the Company's Board of Directors amended and restated the 1998 Employee Stock Purchase Plan (the "Plan"), which enables eligible employees to purchase shares of common stock from the Company at 85% of the fair market value on the first business day of each calendar quarter. The Company reserved 2.5 million shares of Company common stock in connection with the Plan.

    PENDING ISSUANCE OF TRACKING STOCK
    The shareholders of Cendant are scheduled to vote on March 21, 2000 for a proposal (the "Tracking Stock Proposal") to authorize the issuance of a new series of Cendant common stock ("tracking stock"). The tracking stock is intended to reflect the performance of the Move.com Group, a group of businesses owned by the Company offering a wide selection of quality relocation, real estate and home-related products and services through a network of Web sites. Before the tracking stock is first issued, the Company's existing common stock will be re-designated as CD Stock and that stock will be intended to reflect the performance of the Company's other businesses (the "Cendant Group"). The Tracking Stock Proposal will allow the Company to amend and restate its charter to increase the number of authorized shares of common stock from 2.0 billion to 2.5 billion initially comprised of

    2.0 billion shares of CD Stock and 500 million shares of the Move.com Group stock. In connection with the announcement of the Tracking Stock Proposal, the Move.com Group results are reported as a separate business segment. See Note 24 -- Segment Information for a description of the services provided by the Move.com Group. Although the issuance of the Move.com Group stock is intended to track the performance of the Move.com Group, holders, if any, will still be subject to all the risks associated with an investment in the Company and all of its businesses, assets and liabilities.

    The Company expects to issue shares of Move.com Group stock in one or more private or public financings. The specific terms of the financing, including whether they are private or public, the amount of the Move.com Group stock issued, and the timing of the financings, will depend upon the number of shares of the Move.com stock sold and whether the Company elects to contribute the net proceeds of such financings to the equity of the Move.com Group or the Company.

    OTHER
    In September 1999, the Company entered into an agreement with Chatham Street Holdings, LLC ("Chatham") pursuant to which Chatham was granted the right, until September 30, 2001, to purchase up to 1.6 million shares of Move.com Group stock for approximately $16.02 per share. In addition, for every two shares of Move.com Group stock purchased by Chatham pursuant to the agreement, Chatham will be entitled to receive a warrant to purchase one share of Move.com Group stock at a price equal to $64.08 per share and a warrant to purchase one share of Move.com Group stock at a price equal to $128.16 per share. The shareholders of Chatham are also shareholders of NRT Incorporated ("NRT"). See Note 21 -- Related Party Transactions for a detailed discussion of NRT.

15. DERIVATIVE FINANCIAL INSTRUMENTS

    The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates, foreign currency exchange rates, prices of mortgage loans held for sale, anticipated mortgage loan closings arising from commitments issued and changes in value of MSRs. The Company performs analyses on an on-going basis to determine that a high correlation exists between the characteristics of derivative instruments and the assets or transactions being hedged. As a matter of policy, the Company does not engage in derivative activities for trading or speculative purposes. The Company is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company manages such risk by periodically evaluating the financial position of counterparties and spreading its positions among multiple counterparties. The Company presently does not anticipate non-performance by any of the counterparties and no material loss would be expected from such non-performance.

    INTEREST RATE SWAPS
    The Company enters into interest rate swap agreements to modify the contractual costs of debt financing. The swap agreements correlate the terms of the assets to the maturity and rollover of the debt by effectively matching a fixed or floating interest rate with the stipulated revenue stream generated from the portfolio of assets being funded. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized as an adjustment to interest expense in the Consolidated Statements of Operations. The Company's hedging activities had an immaterial effect on interest expense and the Company's weighted average borrowing rate for the year ended December 31, 1999. For the years ended December 31, 1998 and 1997, the Company's hedging activities increased interest expense by $2 million and $4 million, respectively, but had an immaterial effect on its weighted average borrowing rate. The following table summarizes the maturity and weighted average rates of the Company's interest rate swaps relating to liabilities under management and mortgage programs at December 31:

                                  NOTIONAL    WEIGHTED AVERAGE     WEIGHTED AVERAGE          SWAP
                                   AMOUNT       RECEIVE RATE           PAY RATE         MATURITIES (1)
                                 ---------   ------------------   ------------------   ---------------
   1999
   Medium-term notes              $  610             5.57%                6.29%             2000
                                  ======
   1998
   Commercial paper               $  355             4.92%                5.84%        1999-2006
   Medium-term notes                 931             5.27%                5.04%        1999-2000
   Canada commercial paper            90             5.52%                5.27%        1999-2002
   Sterling liabilities              662             6.26%                6.62%        1999-2002
   Deutsche mark liabilities          32             3.24%                4.28%        1999-2001
                                  ------
                                  $2,070
                                  ======

   ----------
   (1) Interest rate swaps held during 1998, with maturities ranging from 1999 through 2006, were assumed by ARAC in 1999 in connection with the disposition of the Company's fleet segment.


    FOREIGN EXCHANGE CONTRACTS
    In order to manage its exposure to fluctuations in foreign currency exchange rates, the Company enters into foreign exchange contracts on a selective basis. Such contracts are primarily utilized to hedge intercompany loans to foreign subsidiaries and certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. The Company also hedges certain anticipated transactions denominated in foreign currencies. The principal currency hedged by the Company is the British pound sterling. Gains and losses on foreign currency hedges related to intercompany loans are deferred and recognized upon maturity of the underlying loan in the Consolidated Statements of Operations. Gains and losses on foreign currency hedges of anticipated transactions are recognized in the Consolidated Statements of Operations, on a mark-to-market basis, as exchange rates change.

    OTHER FINANCIAL INSTRUMENTS
    With respect to both mortgage loans held for sale and anticipated mortgage loan closings arising from commitments issued, the Company is exposed to the risk of adverse price fluctuations primarily due to changes in interest rates. The Company uses forward delivery contracts and option contracts to reduce such risk. Market value gains and losses on such positions used as hedges are deferred and considered in the valuation of cost or market value of mortgage loans held for sale.

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

    MARKETABLE SECURITIES
    Fair value at December 31, 1999 and 1998 was $286 million and $267 million, respectively, and is based upon quoted market prices or investment advisor estimates and approximates carrying value. Realized gains or losses on marketable securities are calculated on a specific identification basis. The Company reported realized gains in other revenues in the Consolidated Statements of Operations of $65 million, $27 million and $18 million for the years ended December 31, 1999, 1998 and 1997, respectively (which included the change in net unrealized holding gains on trading securities of $8 million and $16 million in 1999 and 1998, respectively).

    RELOCATION RECEIVABLES
    Fair value approximates carrying value due to the short-term nature of the relocation receivables.

    PREFERRED STOCK INVESTMENTS
    Fair value approximates carrying value of the preferred stock investments.

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

    DEBT
    Fair value of the Company's Senior Notes, Convertible Subordinated Notes and medium-term notes are estimated based on quoted market prices or market comparables.

    MANDATORILY REDEEMABLE PREFERRED SECURITIES ISSUED BY SUBSIDIARY HOLDING SOLELY SENIOR DEBENTURES ISSUED BY THE COMPANY
    Fair value is estimated based on quoted market prices and incorporates the settlement of the FELINE PRIDES litigation and the resulting modification of terms (see Note 5 -- Other Charges).


    INTEREST RATE SWAPS, FOREIGN EXCHANGE CONTRACTS, AND OTHER FINANCIAL INSTRUMENTS
    Fair value is estimated, using dealer quotes, as the amount that the Company would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering interest rates at the reporting date.

    The carrying amounts and fair values of material financial instruments at December 31 are as follows:


                                                              1999                                1998
                                              ------------------------------------- ---------------------------------
                                               NOTIONAL/                ESTIMATED    NOTIONAL/              ESTIMATED
                                                CONTRACT   CARRYING       FAIR        CONTRACT   CARRYING     FAIR
                                                 AMOUNT     AMOUNT        VALUE        AMOUNT     AMOUNT      VALUE
                                              ----------- ---------- -------------- ----------- ---------- ----------
   ASSETS UNDER MANAGEMENT AND MORTGAGE
     PROGRAMS
      Mortgage loans held for sale                  --       1,112       1,124             --       2,416     2,463
      Mortgage servicing rights                     --       1,084       1,202             --         636       788
-------------------------------------------------------------------------------------------------------------------
   DEBT
      Current portion of debt                       --         400         402             --          --        --
      Long-term debt                                --       2,445       2,443             --       3,363     3,351
-------------------------------------------------------------------------------------------------------------------
   OFF BALANCE SHEET DERIVATIVES RELATING TO
     LONG-TERM DEBT
      Foreign exchange forwards                     --          --          --              1          --        --
   OTHER OFF BALANCE SHEET DERIVATIVES
      Foreign exchange forwards                    173          --          (1)            48          --        --
-------------------------------------------------------------------------------------------------------------------
   LIABILITIES UNDER MANAGEMENT AND
     MORTGAGE PROGRAMS
      Debt                                          --       2,314       2,314             --       6,897     6,895
-------------------------------------------------------------------------------------------------------------------
   MANDATORILY REDEEMABLE PREFERRED
     SECURITIES ISSUED BY SUBSIDIARY HOLDING
     SOLELY SENIOR DEBENTURES ISSUED BY THE
     COMPANY                                        --       1,478       1,113             --       1,472     1,333
-------------------------------------------------------------------------------------------------------------------
   OFF BALANCE SHEET DERIVATIVES RELATING TO
     LIABILITIES UNDER MANAGEMENT AND
     MORTGAGE PROGRAMS
     Interest rate swaps
       in a gain position                          161          --          --            696          --         8
       in a loss position                          449          --           1          1,374          --       (12)
     Foreign exchange forwards                      21          --          --            349          --        --
-------------------------------------------------------------------------------------------------------------------
   MORTGAGE-RELATED POSITIONS
     Forward delivery commitments (a)            2,434           6          20          5,057           3        (4)
     Option contracts to sell (a)                  440           2           3            701           9         4
     Option contracts to buy (a)                   418           1          --            948           5         1
     Commitments to fund mortgages               1,283          --           1          3,155          --        35
     Commitments to complete
      securitizations (a)                          813          --          (2)         2,031          --        14
     Constant maturity treasury floors (b)       4,420          57          13          3,670          44        84
     Interest rate swaps (b)
       in a gain position                          100          --          --            575          --        35
       in a loss position                          250          --         (26)           200          --        (1)
     Treasury futures (b)                          152          --          (5)           151          --        (1)
     Principal only swaps (b)                      324          --         (15)            66          --         3

----------
  (a) Carrying amounts and gains (losses) on these mortgage-related positions are already included in the determination of respective carrying amounts and fair values of mortgage loans held for sale. Forward delivery commitments are used to manage price risk on sale of all mortgage loans to end investors, including commitments to complete securitizations on loans held by an unaffiliated buyer as described in
         Note 9 -- Mortgage Loans Held for Sale.

  (b) Carrying amounts and gains (losses) on these mortgage-related positions are capitalized and recorded as a component of MSRs. Gains (losses) on such positions are included in the determination of the respective carrying amounts and fair value of MSRs.

17. COMMITMENTS AND CONTINGENCIES

  LEASES
   The Company has noncancelable operating leases covering various facilities and equipment, which primarily expire through the year 2005. Rental expense for the years ended December 31, 1999, 1998 and 1997 was $200 million, $178 million and $91 million, respectively. The Company incurred contingent rental expenses in 1999 and 1998 of $49 million and $44 million, respectively, which is included in total rental expense, principally based on rental volume or profitability at certain parking facilities. The Company has been granted rent abatements for varying periods on certain facilities. Deferred rent relating to those abatements is amortized on a straight-line basis over the applicable lease terms. Commitments under capital leases are not significant.

   In 1998, the Company entered into an agreement with an independent third party to sell and leaseback vehicles subject to operating leases. Pursuant to the agreement, the net carrying value of the vehicles sold was $101 million. Since the net carrying value of these vehicles was equal to their sales price, no gain or loss was recognized on the sale. The lease agreement was for a minimum lease term of 12 months with three one-year renewal options. For the years ended December 31, 1999 and 1998, the total rental expense incurred by the Company under this lease was $13 million and $18 million, respectively. In connection with the disposition of the fleet businesses, the Company elected not to execute its renewal option thereby terminating the lease agreement.

   Future minimum lease payments required under noncancelable operating leases as of December 31, 1999 are as follows:

                  YEAR                  AMOUNT
                  -----------           ------
                  2000                   $103
                  2001                     89
                  2002                     74
                  2003                     62
                  2004                     56
                  Thereafter              112
                                         ----
                                         $496
                                         ====

   LITIGATION
   Class Action Litigation and Government Investigations. Since the April 15, 1998 announcement of the discovery of accounting irregularities in former CUC International Inc., approximately 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on the Company's behalf and several individual lawsuits and arbitration proceedings have been commenced in various courts and other forums against the Company and other defendants by or on behalf of persons claiming to have purchased or otherwise acquired securities or options issued by CUC or the Company between May 1995 and August 1998. The Court has ordered consolidation of many of the actions.

   The SEC and the United States Attorney for the District of New Jersey are also conducting investigations relating to the matters referenced above. The SEC advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the Company's internal investigations, the Company made all adjustments considered necessary by the Company which are reflected in its previously filed restated financial statements for the years ended 1995, 1996 and 1997 and for the six months ended June 30, 1998. Although the Company can provide no assurances that additional adjustments will not be necessary as a result of these government investigations, the Company does not expect that additional adjustments will be necessary.

   As previously disclosed, the Company reached a final agreement with plaintiff's counsel representing the class of holders of its PRIDES securities who purchased their securities on or prior to April 15, 1998 to settle their class action lawsuit against the Company through the issuance of a new "Right" for each PRIDES security held. (See Notes 5 and 13 for a more detailed description of the settlement).

   On December 7, 1999, the Company announced that it reached a preliminary agreement to settle the principal securities class action pending against the Company in the U.S. District Court in Newark, New Jersey relating to the common stock class action lawsuits. Under the agreement, the Company would pay the class members approximately $2.85 billion in cash, an increase from approximately $2.83 billion previously reported. The increase is a result of continued negotiation toward definitive documents relating to additional costs to be paid to the plaintiff class. The settlement remains subject to execution of a definitive settlement agreement and approval by the U.S. District Court. If the preliminary settlement is not approved by the U.S. District Court, the Company can make no assurances that the final outcome or settlement of such proceedings will not be for an amount greater than that set forth in the preliminary agreement.

   The proposed settlements do not encompass all litigation asserting claims associated with the accounting irregularities. The Company does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

   Other pending litigation. The Company and its subsidiaries are involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


18. INCOME TAXES

    The income tax provision (benefit) consists of:


                                                  YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                               1999        1998         1997
                                            ---------   ----------   ----------
   Current
     Federal                                 $  306       $ (159)      $155
     State                                        9            1         24
     Foreign                                     44           56         29
                                             ------       ------       ----
                                                359         (102)       208
                                             ------       ------       ----
   Deferred
     Federal                                   (748)         176        (17)
     State                                      (24)          29         (3)
     Foreign                                      7            1          3
                                             ------       ------       ----
                                               (765)         206        (17)
                                             ------       ------       ----
   Provision (benefit) for income taxes      $ (406)      $  104       $191
                                             ======       ======       ====

     Pre-tax income (loss) for domestic and foreign operations consisted of the following:




                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                  1999        1998     1997
                                                ----------   ------   ------
     Domestic                                     $ (793)     $ 78     $184
     Foreign                                         219       237       73
                                                  ------      ----     ----
     Pre-tax income (loss)                        $ (574)     $315     $257
                                                  ======      ====     ====

    Deferred income tax assets and liabilities are comprised of:




                                                                DECEMBER 31,
                                                             ------------------
                                                               1999       1998
                                                             --------   -------
   CURRENT DEFERRED INCOME TAX ASSETS
     Merger and acquisition-related liabilities               $   17     $ 53
     Accrued liabilities and deferred income                     348      323
     Excess tax basis on assets held for sale                     --      190
     Provision for doubtful accounts                              23       14
     Deferred membership acquisition costs                        --        3
     Shareholder litigation settlement and related costs       1,058       --
     Net operating loss carryforward                              75       --
                                                              ------     ----
   Current deferred income tax assets                          1,521      583
                                                              ------     ----
   CURRENT DEFERRED INCOME TAX LIABILITIES
     Insurance retention refund                                   18       21
     Franchise acquisition costs                                  10        7
     Other                                                        66       88
                                                              ------     ----
   Current deferred income tax liabilities                        94      116
                                                              ------     ----
   CURRENT NET DEFERRED INCOME TAX ASSET                      $1,427     $467
                                                              ======     ====


                                                        DECEMBER 31,
                                                    --------------------
                                                       1999       1998
                                                    ---------   --------
   NONCURRENT DEFERRED INCOME TAX ASSETS
     Deductible goodwill -- taxable poolings         $   --      $  49
     Merger and acquisition-related liabilities          29         26
     Accrued liabilities and deferred income             29         64
     Net operating loss carryforward                     84         84
     State net operating loss carryforward              151         44
     Foreign tax credit carryforward                     10         --
     Other                                               28         --
     Valuation allowance                               (161)       (44)
                                                     ------      -----
   Noncurrent deferred income tax assets                170        223
                                                     ------      -----
   NONCURRENT DEFERRED INCOME TAX LIABILITIES
     Depreciation and amortization                      476        297
     Other                                               --          3
                                                     ------      -----
   Noncurrent deferred income tax liabilities           476        300
                                                     ------      -----
   NONCURRENT NET DEFERRED INCOME TAX LIABILITY      $  306      $  77
                                                     ======      =====

                                                                         DECEMBER 31,
                                                                       ----------------
                                                                        1999      1998
                                                                       ------   -------
   MANAGEMENT AND MORTGAGE PROGRAM DEFERRED INCOME TAX ASSETS
     Depreciation                                                       $  7     $ --
     Accrued liabilities                                                  11       26
     Alternative minimum tax carryforwards                                --        2
                                                                        ----     ----
   Management and mortgage program deferred income tax assets             18       28
                                                                        ----     ----

   MANAGEMENT AND MORTGAGE PROGRAM DEFERRED INCOME TAX LIABILITIES
     Depreciation                                                         --      121
     Unamortized mortgage servicing rights                               328      248
                                                                        ----     ----
   Management and mortgage program deferred income tax liabilities       328      369
                                                                        ----     ----
   Net deferred income tax liability under management and mortgage
    programs                                                            $310     $341
                                                                        ====     ====

   Net operating loss carryforwards at December 31, 1999 expire as follows:
   2001, $8 million; 2002, $90 million; 2005, $7 million; 2009, $18 million;
   2010, $116 million; and 2018, $215 million. The Company also has alternative minimum tax credit carryforwards of $28 million.

   The valuation allowance at December 31, 1999 relates to deferred tax assets for state net operating loss carryforwards of $151 million and foreign tax credit carryforwards of $10 million. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are likely to be realized.

   No provision has been made for U.S. federal deferred income taxes on approximately $225 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 1999 since it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. In addition, the determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

   The Company's effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:




                                                                      YEAR ENDED DECEMBER 31,
                                                               --------------------------------------
                                                                   1999          1998         1997
                                                               ------------   ----------   ----------
   Federal statutory rate                                          (35.0%)        35.0%        35.0%
   State and local income taxes, net of federal tax
     benefits                                                      ( 1.8)          6.2          5.3
   Non-deductible merger-related costs                                --            --         29.1
   Amortization of non-deductible goodwill                           2.9           5.9          4.3
   Taxes on foreign operations at rates different than
     statutory U.S. federal rate                                   ( 5.3)         (8.0)         0.3
   Nontaxable gain on disposal                                     (31.0)           --           --
   Recognition of excess tax basis on assets held for sale            --          (2.7)          --
   Other                                                           ( 0.5)         (3.2)         0.3
                                                                   -----          ----         ----
                                                                   (70.7%)        33.2%        74.3%
                                                                   =====          ====         ====

19. STOCK PLANS


  Cendant Plans

   The 1999 Broad-Based Employee Stock Option Plan (the "Broad-Based Plan"), as amended, authorizes the granting of up to 60 million shares of Company common stock through awards of nonqualified stock options (stock options which do not qualify as incentive stock options as defined under the Internal Revenue Service Code). Employees (other than executive officers) and independent contractors of the Company and its affiliates are eligible to receive awards under the Broad-Based Plan. Options granted under the plan generally have a ten year term and have vesting periods ranging from 20% to 33% per year.

   The 1997 Stock Incentive Plan (the "Incentive Plan") authorizes the granting of up to 25 million shares of Company common stock through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and shares of restricted Company common stock. All directors, officers and employees of the Company and its affiliates are eligible to receive awards under the Incentive Plan. Options granted under the Incentive Plan generally have a ten year term and are exercisable at 20% per year commencing one year from the date of grant or are immediately vested. The Company also maintains two other stock plans adopted in 1997: the 1997 Employee Stock Plan (the "1997 Employee Plan") and the 1997 Stock Option Plan (the "1997 SOP"). The 1997 Employee Plan authorizes the granting of up to 25 million shares of Company common stock through awards of nonqualified stock options, stock appreciation rights and shares of restricted Company common stock to employees of the Company and its affiliates. The 1997 SOP provides for the granting of up to 10 million shares of Company common stock to key employees (including employees who are directors and officers) of the Company and its subsidiaries through awards of incentive and/or nonqualified stock options. Options granted under the 1997 Employee Plan and the 1997 SOP generally have ten-year terms and have vesting periods ranging from 20% to 33% per year.

   The Company also grants options to employees pursuant to two additional stock option plans under which the Company may grant options to purchase in the aggregate up to 80 million shares of Company common stock. Annual vesting periods under these plans are 20% commencing one year from the respective grant dates.

   At December 31, 1999 there were 56 million shares available for grant under the Company's stock option plans discussed above.

   On September 23, 1998, the Compensation Committee of the Board of Directors approved a program to effectively reprice certain Company stock options granted to middle management during December 1997 and the first quarter of 1998. Such options, with exercise prices ranging from $31.38 to $37.50, were effectively repriced on October 14, 1998 at $9.81 per share (the "New Price"), which was the fair market value (as defined in the option plans) on the date of such repricing. The Compensation Committee also modified the terms of certain options held by certain of our executive officers and senior managers subject to certain conditions including a revocation of 13 million existing options. Additionally, a management equity ownership program was adopted requiring these executive officers and senior managers to acquire Company common stock at various levels commensurate with their respective compensation levels. The option modifications were accomplished by canceling existing options, with exercise prices ranging from $16.78 to $34.31, and issuing a lesser amount of options at the New Price and, with respect to certain options of executive officers and senior managers, at prices above the New Price, specifically $12.27 and $20.00. Additionally, certain options replacing options that were fully vested provide for vesting ratably over four years beginning January 1, 1999.

   Move.com Group Plan

   On October 29, 1999, the Board of Directors of Move.com, Inc. (a company included within the Move.com Group) adopted the Move.com, Inc. 1999 Stock Option Plan (the "Move.com Plan"), as amended January 13, 2000, which authorizes the granting of up to 6 million shares of Move.com, Inc. common stock. All active employees of Move.com Group and its affiliates are eligible to be granted options under the Move.com Plan. Options under the Move.com Plan generally have a 10 year term and are exercisable at 33% per year commencing one year from the grant date. On October 29, 1999, approximately 2.5 million options to purchase shares of common stock of Move.com, Inc. were granted to employees of Move.com, Inc. under the Move.com Plan (the "Existing Grants") at a weighted average exercise price of $11.56. Such options were all outstanding and not vested at December 31, 1999. Subject to the approval of the stockholders of the Company (i) the Move.com Plan and Existing Grants will be ratified and assumed by the Company, (ii) all Existing Grants will be equitably adjusted to become options of Move.com Group stock (see Note 14 -- Shareholders' Equity -- Pending Issuance of Tracking Stock for a description of the Move.com Group stock proposal) and (iii) the remaining shares available to be issued in connection with the grant of options under the Move.com Plan will be equitably adjusted to become shares of Move.com Group stock.


   The annual activity of Cendant's stock option plans consisted of:




                                            1999                      1998                       1997
                                  ------------------------- ------------------------- --------------------------
                                                WEIGHTED                  WEIGHTED                   WEIGHTED
                                             AVG. EXERCISE             AVG. EXERCISE               AVG. EXERCISE
                                   OPTIONS       PRICE       OPTIONS       PRICE        OPTIONS        PRICE
                                  --------- --------------- --------- --------------- ----------- --------------
   (Shares in millions)
   Balance at beginning of year      178       $  14.64        172       $  18.66        118         $ 11.68
    Granted
     Equal to fair market value       30          18.09         84          19.16         78           27.94
     Greater than fair market
      value                            1          16.04         21          17.13         --              --
    Canceled                         (13)         19.91        (82)         29.36         (6)          27.29
    Exercised                        (13)          9.30        (17)         10.01        (14)           7.20
    PHH Conversion (1)                --             --         --                        (4)             --
                                     ---                       ---                       ---
   Balance at end of year            183          15.24        178          14.64        172           18.66
                                     ===                       ===                       ===

----------
  (1) In connection with the PHH Merger, all unexercised PHH stock options were canceled and converted into 2 million shares of Company common stock.


   The Company utilizes the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock option plans to employees. Under APB No. 25, because the exercise prices of the Company's employee stock options are equal to or greater than the market prices of the underlying Company stock on the date of grant, no compensation expense is recognized.


   Had the Company elected to recognize and measure compensation expense for its stock option plans to employees based on the calculated fair value at the grant dates for awards under such plans, consistent with the method prescribed by SFAS No.123, net income (loss) and per share data would have been as follows:




                                              1999                   1998                        1997
                                     ---------------------- ---------------------- ---------------------------------
                                         AS                     AS                        AS
                                      REPORTED   PRO FORMA   REPORTED   PRO FORMA      REPORTED         PRO FORMA
                                     ---------- ----------- ---------- ----------- ---------------- ----------------
   Net income (loss)                  $   (55)    $  (213)     $  540     $  393        $ (217)(1)      $ (664)(1)
   Basic income (loss) per share        (0.07)      (0.28)       0.64       0.46         (0.27)          (0.82)
   Diluted income (loss) per share      (0.07)      (0.28)       0.61       0.46         (0.27)          (0.82)

----------
   (1) Includes incremental compensation expense of $335 million ($205 million, after tax) or $.25 per basic and diluted share as a result of the immediate vesting of HFS options upon consummation of the Cendant Merger.

   The fair values of the stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 1999, 1998 and 1997:

                                                 CENDANT                      MOVE.COM GROUP
                             ----------------------------------------------- ---------------
                                   1999            1998            1997            1999
                             --------------- --------------- --------------- ---------------
   Dividend yield                 --              --              --              --
   Expected volatility          60.0%           55.0%           32.5%           60.0%
   Risk-free interest rate       6.4%            4.9%            5.6%            6.4%
   Expected holding period       6.2 years       6.3 years       7.8 years       6.2 years

   The weighted average grant date fair value of Company and Move.com stock options granted during the year ended December 31, 1999 were $11.36 and $7.28, respectively. The weighted average grant date fair value of Company stock options granted during the year ended December 31, 1998, which were repriced with exercise prices equal to and higher than the underlying stock price at the date of repricing, were $19.69 and $18.10, respectively. The weighted average grant date fair value of the stock options granted during the year ended December 31, 1998 which were not repriced was $10.16. The weighted average grant date fair value of Company stock options granted during the year ended December 31, 1997 was $13.71.

   The table below summarizes information regarding Company stock options outstanding and exercisable as of December 31, 1999:


                                       OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                             ---------------------------------------   --------------------
                                         WEIGHTED AVG.     WEIGHTED                WEIGHTED
                                           REMAINING        AVERAGE                AVERAGE
(Shares in millions)                      CONTRACTUAL      EXERCISE                EXERCISE
RANGE OF EXERCISE PRICES      SHARES          LIFE           PRICE      SHARES      PRICE
--------------------------   --------   ---------------   ----------   --------   ---------
   $.01 to $10.00                79            5.9         $  7.36         53      $  6.20
   $10.01 to $20.00              60            8.0           16.83         21        15.89
   $20.01 to $30.00              23            7.2           22.93         19        23.14
   $30.01 to $40.00              21            7.8           32.00         16        31.88
                                 --                                       ---
                                183            7.0           15.24        109        14.77
                                ===                                       ===

20. EMPLOYEE BENEFIT PLANS

    The Company sponsors several defined contribution pension plans that provide certain eligible employees of the Company an opportunity to accumulate funds for their retirement. The Company matches the contributions of participating employees on the basis specified in the plans. The Company's cost for contributions to these plans was $31 million, $24 million and $16 million for the years ended December 31, 1999, 1998 and 1997, respectively.

    The Company's PHH subsidiary maintains a domestic non-contributory defined benefit pension plan covering eligible employees of PHH and its subsidiaries employed prior to July 1, 1997. Additionally, the Company sponsors contributory defined benefit pension plans in certain United Kingdom subsidiaries with participation in the plans at the employees' option. Under both the domestic and foreign plans, benefits are based on an employee's years of credited service and a percentage of final average compensation.

    The Company's policy for all plans is to contribute amounts sufficient to meet the minimum requirements plus other amounts as deemed appropriate. The projected benefit obligations of the plans were $145 million and $196 million and plan assets, at fair value, were $147 million and $162 million at December 31, 1999 and 1998, respectively. The net pension cost and recorded liability were not material to the accompanying Consolidated Financial Statements.

    During 1999, the Company recognized a net curtailment gain of $10 million as a result of the disposition of its fleet business segment and the freezing of pension benefits related to the Company's PHH subsidiary defined benefit pension plan.

21. RELATED PARTY TRANSACTIONS

    NRT INCORPORATED
    The Company maintains a relationship with NRT, a corporation created to acquire residential real estate brokerage firms. On February 9, 1999, the Company executed new agreements with NRT, which among other things, increased the term of each of the three franchise agreements under which NRT operates from 40 years to 50 years. NRT is party to other agreements and arrangements with the Company and its subsidiaries. Under these agreements, the Company acquired $182 million of NRT preferred stock (and may be required to acquire up to an additional $81 million of NRT preferred stock). Certain officers of the Company serve on the Board of Directors of NRT. The Company recognized preferred dividend income of $16 million, $15 million and $5 million during the years ended December 31, 1999, 1998 and 1997, respectively, which are included in other revenue in the Consolidated Statements of Operations. During 1999, approximately $8 million of the preferred dividend income increased the basis of the underlying preferred stock investment. Additionally, the Company sold preferred shares and recognized a gain of $20 million during 1999, which is also included in other revenue in the Consolidated Statements of Operations. During 1999, 1998 and 1997, total franchise royalties earned by the Company from NRT and its predecessors were $172 million, $122 million and $61 million, respectively.

    The Company, at its election, will participate in NRT's acquisitions by acquiring up to an aggregate $946 million (plus an additional $500 million if certain conditions are met) of intangible assets, and in some cases mortgage operations of real estate brokerage firms acquired by NRT. As of December 31, 1999, the Company acquired $537 million of such mortgage operations and intangible assets, primarily franchise agreements associated with real estate brokerage companies acquired by NRT, which brokerage companies will become subject to the NRT 50-year franchise agreements. In February 1999, NRT and the Company entered into an agreement whereby the Company made an upfront payment of $30 million to NRT for services to be provided by NRT to the Company related to the identification of potential acquisition candidates, the negotiation of agreements and other services in connection with future brokerage acquisitions by NRT. Such fee is refundable in the event the services are not provided.

    AVIS RENT A CAR INC.
    The Company continues to maintain an equity interest in ARAC. During 1999 and 1998, the Company sold approximately two million and one million shares, respectively, of Avis Rent A Car Inc. common stock and recognized a pre-tax gain of approximately $11 million and $18 million, respectively, which is included in other revenue in the Consolidated Statements of Operations. The Company recorded its equity in the earnings of ARAC, which amounted to $18 million, $14 million and $51 million for the years ended December 31, 1999, 1998 and 1997, respectively, as a component of other revenue in the Consolidated Statements of Operations. On June 30, 1999, in connection with the Company's disposition of its fleet segment, the Company received, as part of the total consideration, $360 million of preferred stock in a subsidiary of ARAC and additional consideration of a $30 million receivable (see Note 3 -- Dispositions and Acquisitions of Businesses). The Company received dividends of $9 million, which increased the basis of the underlying preferred stock investment. Such amount is included as a component of other revenue in the Consolidated Statements of Operations. At December 31, 1999, the Company's interest in ARAC was approximately 18%.

    The Company licenses the Avis trademark to ARAC pursuant to a 50-year master license agreement and receives royalty fees based upon 4% of ARAC revenue, escalating to 4.5% of ARAC revenue over a 5-year period. During 1999, 1998 and 1997, total franchise royalties earned by the Company from ARAC were $102 million, $92 million and $82 million, respectively. In addition, the Company operates the telecommunications and computer processing system, which services ARAC for reservations, rental agreement processing, accounting and fleet control for which the Company charges ARAC at cost. As of December 31, 1999 and 1998, the Company had accounts receivable of $34 million and $26 million, respectively, due from ARAC. Certain officers of the Company serve on the Board of Directors of ARAC.

22. FRANCHISING AND MARKETING/RESERVATION ACTIVITIES

    Revenues from franchising activities include royalty revenues and initial franchise fees charged to lodging properties, car rental locations, tax preparation offices and real estate brokerage offices upon execution of a franchise contract.

    Franchised outlet revenues are as follows:


                                                    YEAR ENDED DECEMBER 31,
                                                  -------------------------
                                                   1999     1998      1997
                                                  ------   ------    ------
    Royalty revenues                               $839     $703      $574
    Initial franchise fees                           37       45        26

    The Company receives marketing and reservation fees from several of its lodging and real estate franchisees. Marketing and reservation fees related to the Company's lodging brands' franchisees are calculated based on a specified percentage of gross room revenues. Marketing fees received from the Company's real estate brands' franchisees are based on a specified percentage of gross closed commissions earned on the sale of real estate. As provided in the franchise agreements, at the Company's discretion, all of these fees are to be expended for marketing purposes and the operation of a centralized brand-specific reservation system for the respective franchisees and are controlled by the Company until disbursement. Membership and service fees revenues included marketing and reservation fees of $280 million, $228 million and $215 million for the years ended December 31, 1999, 1998 and 1997, respectively.


    Franchised outlet information is as follows:


                                                          DECEMBER 31,
                                                 -------------------------------
                                                   1999      1998 (1)      1997
                                                 --------   ----------   -------
   Franchised units in operation                  22,719      22,471     18,876
   Backlog (franchised units sold but not yet
    opened)                                        1,478       2,063      1,547

----------
   (1) Approximately 2,000 franchised units were acquired in connection with the acquisition of Jackson Hewitt Inc.




23. NET INVESTMENT IN LEASES AND LEASED VEHICLES

    Net investment in leases and leased vehicles were disposed of during 1999 in connection with the disposition of the Company's fleet business segment (see Note 3 -- Dispositions and Acquisitions of Businesses). In 1998, vehicles were leased primarily to corporate fleet users for initial periods of twelve months or more under either operating or direct financing lease agreements. Vehicles under operating leases were amortized using the straight-line method over the expected lease term. The Company's experience indicated that the full term of the leases varied considerably due to extensions beyond the minimum lease term.

    The Company had two types of operating leases. Under one type, open-end operating leases, resale of the vehicles upon termination of the lease was generally for the account of the lessee except for a minimum residual value which the Company had guaranteed. The Company's experience had been that vehicles under this type of lease agreement were sold for amounts exceeding the residual value guarantees. Maintenance and repairs of vehicles under these agreements were the responsibility of the lessee. The original cost and accumulated depreciation of vehicles under this type of operating lease was $5.3 billion and $2.6 billion, respectively, at December 31, 1998.

    Under the second type of operating lease, closed-end operating leases, resale of the vehicles on termination of the lease was for the account of the Company. The lessee generally paid for or provided maintenance, vehicle licenses and servicing. The original cost and accumulated depreciation of vehicles under these agreements were $1.0 billion and $191 million, respectively, at December 31, 1998. The Company, based on historical experience and an assessment of the used vehicle market, established an allowance in the amount of $14 million for potential losses on residual values on vehicles under these leases at December 31, 1998.

   Under the direct financing lease agreements, the minimum lease term was 12 months with a month-to-month renewal option thereafter. In addition, resale of the vehicles upon termination of the lease was for the account of the lessee. Maintenance and repairs of these vehicles were the responsibility of the lessee.

   Open-end operating leases and direct financing leases generally had a minimum lease term of 12 months with monthly renewal options thereafter. Closed-end operating leases typically had a longer term, usually 24 months or more, but were cancelable under certain conditions.

   Gross leasing revenues, which were included in fleet leasing revenues in the Consolidated Statements of Operations, consisted of:


                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                   1999       1998        1997
                                                  ------   ---------   ---------
   Operating leases                                 $683     $1,330      $1,223
   Direct financing leases, primarily interest        17         38          42
                                                    ----     ------      ------
                                                    $700     $1,368      $1,265
                                                    ====     ======      ======

   Net investment in leases and leased vehicles consisted of:




                                                     DECEMBER 31,
                                                         1998
                                                    -------------
      Vehicles under open-end operating leases         $2,726
      Vehicles under closed-end operating leases          822
      Direct financing leases                             252
      Accrued interest on leases                            1
                                                       ------
                                                       $3,801
                                                       ======

24. SEGMENT INFORMATION

    Management evaluates each segment's performance on a stand-alone basis based on a modification of earnings before interest, income taxes, depreciation, amortization, and minority interest. For this purpose, Adjusted EBITDA is defined as earnings before non-operating interest, income taxes, depreciation, amortization and minority interest, adjusted to exclude net gains on dispositions of businesses and certain other charges which are of a non-recurring or unusual nature and not measured in assessing segment performance or are not segment specific. The Company determined its operating segments based primarily on the types of services it provides, the consumer base to which marketing efforts are directed and the methods used to sell services. The Company disposed of its fleet segment on June 30, 1999, and the Company added Move.com Group as a reportable operating segment, thereby maintaining the eight reportable operating segments which collectively comprise the Company's continuing operations. Included in the Move.com Group are RentNet, Inc., ("RentNet"), acquired during January 1996, National Home Connections, LLC, acquired in May 1999, and the assets of MetroRent, acquired in December 1999. Prior to the formation of the Move.com Group, RentNet's historical financial information was included in the Company's individual membership segment. The Company reclassified the financial results of RentNet for the years ended December 31, 1998 and 1997. Inter-segment net revenues were not significant to the net revenues of any one segment. A description of the services provided within each of the Company's reportable operating segments is as follows:

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


   INDIVIDUAL MEMBERSHIP
   Individual membership provides customers with access to a variety of services and discounted products in such areas as retail shopping, travel, auto, dining, home improvement, and credit information. The Company affiliates with business partners, such as leading financial institutions and retailers, to offer membership as an enhancement to their credit card customers. Individual memberships are marketed primarily using direct marketing techniques.

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

   Mortgage services customarily sells all mortgages it originates to investors (which include a variety of institutional investors) either as individual loans, as mortgage-backed securities or as participation certificates issued or guaranteed by Fannie Mae, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association while generally retaining mortgage servicing rights. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, and otherwise administering the Company's mortgage loan servicing portfolio.

   MOVE.COM GROUP
   Move.com Group provides a broad range of quality relocation, real estate, and home-related products and services through its flagship portal site, move.com, and the move.com network. The Move.com Group integrates and enhances the online efforts of the Company's residential real estate brand names and those of the Company's other real estate business units.

   DIVERSIFIED SERVICES
   In addition to the previously described business segments, the Company also derives revenues from providing a variety of other consumer and business products and services which include the Company's tax preparation services franchise, information technology services, car park facility services, welcoming packages to new homeowners, and other consumer-related services.

   FLEET
   The fleet segment provided fleet and fuel card related products and services to corporate clients and government agencies. These services included management and leasing of vehicles, fuel card payment and reporting and other fee-based services for clients' vehicle fleets. The Company leased vehicles primarily to corporate fleet users under operating and direct financing lease arrangements.

   SEGMENT INFORMATION

   YEAR ENDED DECEMBER 31, 1999


                                                                INDIVIDUAL     INSURANCE/     REAL ESTATE
                                       TOTAL      TRAVEL(1)     MEMBERSHIP      WHOLESALE      FRANCHISE
                                     ---------   -----------   ------------   ------------   ------------
   Net revenues                       $ 5,402       $1,148         $972           $575          $  571
   Adjusted EBITDA                      1,919          586          127            180             424
   Depreciation and amortization          371           97           26             19              59
   Segment assets                      15,149        3,186          662            393           2,102
   Capital expenditures                   277           53           25             19              --


                                                                  MOVE.COM      DIVERSIFIED
                                      RELOCATION     MORTGAGE       GROUP      SERVICES (2)     FLEET
                                     ------------   ----------   ----------   --------------   ------
   Net revenues                        $  415        $  397       $  18          $1,099         $207
   Adjusted EBITDA                        122           182         (22)            239           81
   Depreciation and amortization           17            19           2             117           15
   Segment assets                       1,033         2,817          22           4,934           --
   Capital expenditures                    21            48           2              86           23
  -------------------------------------------------------------------------------------------------------


     YEAR ENDED DECEMBER 31, 1998



                                                                INDIVIDUAL     INSURANCE/     REAL ESTATE
                                       TOTAL      TRAVEL(1)     MEMBERSHIP      WHOLESALE      FRANCHISE
                                     ---------   -----------   ------------   ------------   ------------
   Net revenues                       $ 5,284       $1,063        $ 920           $544          $  456
   Adjusted EBITDA                      1,590          542          (59)           138             349
   Depreciation and amortization          323           88           22             14              53
   Segment assets                      19,843        2,762          830            372           2,014
   Capital expenditures                   355           78           27             17               6


                                                                  MOVE.COM     DIVERSIFIED
                                      RELOCATION     MORTGAGE       GROUP       SERVICES       FLEET
                                     ------------   ----------   ----------   ------------   --------
   Net revenues                         $  444        $  353         $10         $1,107       $  387
   Adjusted EBITDA                         125           188           1            132          174
   Depreciation and amortization            17             9           2             96           22
   Segment assets                        1,130         3,504           9          4,525        4,697
   Capital expenditures                     70            36           1             62           58

  -------------------------------------------------------------------------------------------------------

   YEAR ENDED DECEMBER 31, 1997








                                                                INDIVIDUAL     INSURANCE/     REAL ESTATE
                                       TOTAL      TRAVEL(1)     MEMBERSHIP      WHOLESALE      FRANCHISE
                                     ---------   -----------   ------------   ------------   ------------
   Net revenues                       $ 4,240       $  971         $773           $483          $  335
   Adjusted EBITDA                      1,250          467            6            111             227
   Depreciation and amortization          238           82           17             11              44
   Segment assets                      13,800        2,602          833            357           1,827
   Capital expenditures                   155           37           11              6              13


                                                                  MOVE.COM     DIVERSIFIED
                                      RELOCATION     MORTGAGE       GROUP       SERVICES       FLEET
                                     ------------   ----------   ----------   ------------   --------
   Net revenues                         $  402        $  179        $ 6           $767        $  324
   Adjusted EBITDA                          93            75         (1)           151           121
   Depreciation and amortization             8             5          1             54            16
   Segment assets                        1,009         2,233          7            806         4,126
   Capital expenditures                     23            16          1             24            24

----------
   (1) Net revenues and Adjusted EBITDA include the equity in earnings from the Company's investment in ARAC of $18 million, $14 million and $51 million in 1999, 1998 and 1997, respectively. Net revenues and Adjusted EBITDA for 1999 and 1998 include a pre-tax gain of $11 million and $18 million, respectively, as a result of the 1999 and 1998 sale of a portion of the Company's equity interest. Segment assets include such equity method investment in the amount of $118 million, $139 million and $124 million at December 31, 1999, 1998 and 1997, respectively.

   (2) Net revenues include a $23 million gain on the sales of car park facilities. Segment assets include the Company's equity investment of $17 million in EPub.


   Provided below is a reconciliation of Adjusted EBITDA and total assets for reportable segments to the consolidated amounts.




                                                                        YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                     1999         1998         1997
                                                                  ----------   ----------   ----------
   Adjusted EBITDA for reportable segments                         $ 1,919      $ 1,590      $ 1,250
   Other charges:
    Litigation settlement and related costs                          2,894          351           --
    Termination of proposed acquisitions                                 7          433           --
    Executive terminations                                              --           53           --
    Investigation-related costs                                         21           33           --
    Merger-related costs and other unusual charges (credits)           110          (67)         704
    Investigation-related financing costs                               --           35           --
   Depreciation and amortization                                       371          323          238
   Interest, net                                                       199          114           51
   Net gain on dispositions of businesses                            1,109           --           --
                                                                   -------      -------      -------
   Consolidated income (loss) before income taxes and minority
    interest                                                       $  (574)     $   315      $   257
                                                                   =======      =======      =======


                                                1999         1998         1997
                                             ----------   ----------   ----------
   Total assets for reportable segments       $15,149      $19,843      $13,800
   Net assets of discontinued operations           --          374          273
                                              -------      -------      -------
   Consolidated total assets                  $15,149      $20,217      $14,073
                                              =======      =======      =======

     GEOGRAPHIC SEGMENT INFORMATION




                                       UNITED        UNITED        ALL OTHER
                           TOTAL       STATES       KINGDOM        COUNTRIES
                         ---------   ----------   ------------     ---------
  1999
  Net revenues            $ 5,402     $ 4,363         $ 748          $ 291
  Assets                   15,149      11,722         3,215            212
  Long-lived assets         1,347         590           723             34
  1998
  Net revenues            $ 5,284     $ 4,277         $ 696          $ 311
  Assets                   20,217      16,251         3,707            259
  Long-lived assets         1,433         646           768 (1)         19
  1997
  Net revenues            $ 4,240     $ 3,669         $ 232          $ 339
  Assets                   14,073      12,749         1,015            309
  Long-lived assets           545         478            49             18

----------
   (1) Includes $691 million of property and equipment acquired in connection with the NPC acquisition.


    Geographic segment information is classified based on the geographic location of the subsidiary. Long-lived assets are comprised of property and equipment.


25. SELECTED QUARTERLY FINANCIAL DATA -- (UNAUDITED)


    Provided below is the selected unaudited quarterly financial data for 1999 and 1998. The underlying per share information is calculated from the weighted average shares outstanding during each quarter, which may fluctuate based on quarterly income levels, market prices, and share repurchases. Therefore, the sum of the quarters per share information may not equal the total year amounts.




                                                                               1999
                                                      ------------------------------------------------------
                                                       FIRST (2)     SECOND (3)     THIRD (4)     FOURTH (5)
                                                      -----------   ------------   -----------   -----------
   Net revenues                                         $ 1,318        $1,391        $1,410       $  1,283
                                                        -------        ------        ------       --------
   Income (loss) from continuing operations (1)         $   169        $  874        $  209       $ (1,481)
   Gain (loss) on sale of discontinued operations,
   net of tax (6)                                           193           (12)           (7)            --
                                                        -------        ------        -------      --------
   Net income (loss)                                    $   362        $  862        $  202       $ (1,481)
                                                        =======        ======        ======       ========
   Per share information:
    Basic
     Income (loss) from continuing operations           $  0.21        $ 1.14        $ 0.29       $  (2.08)
     Net income (loss)                                  $  0.45        $ 1.12        $ 0.28       $  (2.08)
     Weighted average shares (in millions)                  800           770           726            711
    Diluted
     Income (loss) from continuing operations           $  0.20        $ 1.06        $ 0.27       $  (2.08)
     Net income (loss)                                  $  0.43        $ 1.05        $ 0.26       $  (2.08)
     Weighted average shares (in millions)                  854           824           780            711
   Common Stock Market Prices:
     High                                               $22 7/16       $20 3/4       $22 5/8      $ 26 9/16
     Low                                                $15 5/16       $15 1/2       $17          $ 14 9/16

                                                                         1998
                                                -------------------------------------------------------
                                                 FIRST (7)     SECOND (8)     THIRD (9)     FOURTH (10)
                                                -----------   ------------   -----------   ------------
   Net revenues                                   $ 1,129       $1,278         $ 1,458       $ 1,419
                                                  -------       ------         -------       -------
   Income (loss) from continuing operations       $   184       $  155         $   123       $  (302)
   Loss from discontinued operations, net of
    tax                                               (11)          (2)            (12)           --
   Gain on sale of discontinued operations,
    net of tax (6)                                     --           --              --           405
                                                  -------       ------         -------       -------
   Net income                                     $   173       $  153         $   111       $   103
                                                  =======       ======         =======       =======
   Per share information:
     Basic
      Income (loss) from continuing
       operations                                 $  0.22       $ 0.18         $  0.14       $ (0.36)
      Net income                                  $  0.21       $ 0.18         $  0.13       $  0.12
      Weighted average shares (in millions)           839          851             851           850
    Diluted
     Income (loss) from continuing
      operations                                  $  0.21       $ 0.18         $  0.14       $ (0.36)
     Net income                                   $  0.20       $ 0.18         $  0.13       $  0.12
     Weighted average shares (in millions)            909          901             877           850
   Common Stock Market Prices:
     High                                         $    41       $41 3/8        $22 7/16      $ 20 5/8
     Low                                          $32 7/16      $18 9/16       $10 7/16      $ 7 1/2

----------
   (1) Includes net gains associated with the dispositions of businesses of $750 million, $75 million and $284 million for the second, third, and fourth quarters, respectively (see Note 3 -- Dispositions and Acquisitions of Businesses).

   (2) Includes charges of $7 million ($4 million, after tax or $0.01 per diluted share) in connection with the termination of the proposed acquisition of RACMS and $2 million ($1 million, after tax) for investigation -- related costs.

   (3) Includes charges of $23 million ($15 million, after tax or $0.02 per diluted share) of additional charges to fund an irrevocable contribution to an independent technology trust responsible for completing the transition of the Company's lodging franchisees to a Company sponsored property management system and $6 million ($4 million, after tax) for investigation-related costs.

   (4) Includes charges of $87 million ($49 million, after tax or $0.07 per diluted share) incurred primarily in conjunction with the NGI transaction and $5 million ($3 million, after tax) for investigation-related costs.

   (5) Includes charges of $2,894 million ($1,839 million, after tax or $2.59 per diluted share) associated with the preliminary agreement to settle the principal shareholder securities class action suit and $8 million ($5 million, after tax or $0.01 per diluted share) of investigation-related costs. Such charges were partially offset by a $2 million ($1 million, after tax) credit associated with changes to the estimate of previously recorded merger-related costs and other unusual charges.

   (6)   Represents gains associated with the sales of Hebdo Mag and CDS (see
         Note 4 -- Discontinued Operations).

   (7) Includes a charge of $3 million ($2 million, after tax) for investigation-related costs, including incremental financing costs, and executive terminations.

   (8) Includes a charge of $32 million ($20 million, after tax or $0.02 per diluted share) for investigation-related costs, including incremental financing costs, and executive terminations. Such charge was partially offset by a credit of $27 million ($19 million, after tax or $0.02 per diluted share) associated with changes to the estimate of previously recorded merger-related costs and other unusual charges.

   (9) Includes a charge of $76 million ($49 million, after tax or $0.06 per share) for investigation-related costs, including incremental financing costs, and executive terminations.

   (10) Includes charges of (i) $433 million ($282 million, after tax or $0.33 per diluted share) for the costs of terminating the proposed acquisitions of American Bankers and Providian, (ii) $351 million ($228 million, after tax or $0.27 per diluted share) associated with the agreement to settle the PRIDES securities class action suit and
         (iii) $13 million ($10 million, after tax or $0.01 per diluted share) for investigation-related costs, including incremental financing costs, and executive terminations. Such charges were partially offset by a credit of $43 million ($27 million, after tax or $0.03 per diluted share) associated with changes to the estimate of previously recorded merger-related costs and other unusual charges.

26. SUBSEQUENT EVENTS

    PHH CREDIT FACILITIES
    On February 28, 2000, PHH reduced the availability of its unsecured committed credit facilities from $2.5 billion to $1.5 billion to reflect the reduced borrowing needs of PHH as a result of the disposition of its fleet businesses.

    DEBT REDEMPTION
    On January 21, 2000, the Company redeemed all outstanding 7-1/2% Senior Notes at a redemption price of 100.695% of par plus accrued interest.

    SHARE REPURCHASES
    Subsequent to December 31, 1999, the Company repurchased an additional $132 million (6 million shares) of its common stock under its repurchase program as of February 24, 2000.

    STRATEGIC ALLIANCE
    On December 15, 1999, the Company entered into a strategic alliance with Liberty Media Corporation ("Liberty Media") to develop Internet and related opportunities associated with the Company's travel, mortgage, real estate and direct marketing businesses. Such efforts may include the creation of joint ventures with Liberty Media and others as well as additional equity investments in each others businesses.

    The Company will also assist Liberty Media in creating, and will receive an equity participation in, a new venture that will seek to provide broadband video, voice and data content to the Company's hotels and their guests on a worldwide basis. The Company will also pursue opportunities within the cable industry with Liberty Media to leverage the Company's direct marketing resources and capabilities.

    On February 7, 2000, Liberty Media invested $400 million in cash to purchase 18 million shares of Company common stock and a two-year warrant to purchase approximately 29 million shares of Company common stock at an exercise price of $23.00 per share. The common stock, together with the common stock underlying the warrant, represents, approximately 6.3% of our outstanding shares after giving effect to the aforementioned transaction. Liberty Media's Chairman, John C. Malone, Ph.D., will join the Company's Board of Directors and has also committed to purchase one million shares of the Company's common stock for approximately $17 million in cash.



                                ----------------