Form 10-Q
period 2000-03-31
CENDANT CORP
filed 2000-05-11
CIK 723612

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000
                           Commission File No. 1-10308

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

                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days: Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the Registrant's classes of common stock was 721,045,058 and 3,478,621 shares of CD and Move.com, respectively, as of May 1, 2000.

--------------------------------------------------------------------------------

                     CENDANT CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.

PART I   Financial Information

Item 1.  Financial Statements

         Consolidated Condensed Statements of Income for the three
         months ended March 31, 2000 and 1999                                  1

         Consolidated Condensed Balance Sheets as of March 31, 2000 and
         December 31, 1999                                                     2

         Consolidated Condensed Statements of Cash Flows for the three
         months ended March 31, 2000 and 1999                                  3

         Notes to Consolidated Condensed Financial Statements                  4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            14

Item 3.  Quantitative and Qualitative Disclosures About Market Risks          24

PART II  Other Information

Item 1.  Legal Proceedings                                                    25

Item 2.  Changes in Securities and Use of Proceeds                            25

Item 4.  Submissions of Matters to a Vote of Security Holders                 25

Item 6.  Exhibits and Reports on Form 8-K                                     26

Certain statements in this Quarterly Report on Form 10-Q constitute "forward looking statements" within the meaning of the Private Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements, include, but are not limited to: the resolution or outcome of the unresolved pending litigation, including the proposed settlement of the class action litigation and government investigation relating to the previously announced accounting irregularities; uncertainty as to the Company's future profitability; the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's existing and potential future lines of business; the Company's ability to integrate and operate successfully acquired and merged businesses and the risks associated with such businesses, including the merger that created Cendant and the National Parking Corporation acquisition; the Company's ability to consummate a public offering of Move.com tracking stock; the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements; and the effect of changes in current interest rates, particularly in our mortgage and real estate segments. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to publicly correct or update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements or if the Company later becomes aware that they are not likely to be achieved.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CENDANT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           ---------------------------
                                                                              2000             1999
                                                                           ----------       ----------
REVENUES
   Membership and service fees, net                                        $    1,065       $    1,253
   Fleet leasing (net of depreciation and interest costs of $0 and $326)            -               18
   Other                                                                           63               46
                                                                           ----------       ----------
Net revenues                                                                    1,128            1,317
                                                                           ----------       ----------

EXPENSES
   Operating                                                                      368              457
   Marketing and reservation                                                      215              262
   General and administrative                                                     133              165
   Depreciation and amortization                                                   85               93
   Other charges (credits):
     Restructuring costs and other unusual charges (credits)                      106               (1)
     Litigation settlement and related costs (credits)                            (41)               -
     Investigation-related costs                                                    3                2
     Termination of proposed acquisition                                            -                7
   Interest, net                                                                   26               48
                                                                           ----------       ----------
Total expenses                                                                    895            1,033
                                                                           ----------       ----------

Loss on dispositions of businesses                                                (13)               -
                                                                           ----------       ----------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                  220              284
Provision for income taxes                                                         77              100
Minority interest, net of tax                                                      16               15
                                                                           ----------       ----------
INCOME FROM CONTINUING OPERATIONS                                                 127              169
Gain on sale of discontinued operations, net of tax                                 -              193
                                                                           ----------       ----------
INCOME BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                               127              362
Extraordinary loss, net of tax                                                     (2)               -
                                                                           ----------       ----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                              125              362
Cumulative effect of accounting change, net of tax                                (56)               -
                                                                           ----------       ----------
NET INCOME                                                                 $       69       $      362
                                                                           ==========       ==========

INCOME PER SHARE
   BASIC
     Income from continuing operations                                     $     0.18       $     0.21
     Gain on sale of discontinued operations                                        -             0.24
     Extraordinary loss                                                             -                -
     Cumulative effect of accounting change                                     (0.08)               -
                                                                           ----------       ----------
     NET INCOME                                                            $     0.10       $     0.45
                                                                           ==========       ==========

   DILUTED
     Income from continuing operations                                     $     0.17       $     0.20
     Gain on sale of discontinued operations                                        -             0.23
     Extraordinary loss                                                             -                -
     Cumulative effect of accounting change                                     (0.08)               -
                                                                           ----------       ----------
     NET INCOME                                                            $     0.09       $     0.43
                                                                           ==========       ==========

            See Notes to Consolidated Condensed Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                  MARCH 31,      DECEMBER 31,
                                                                                    2000              1999
                                                                                -------------    -------------
ASSETS
Current assets
   Cash and cash equivalents                                                    $         948    $       1,164
   Receivables, net                                                                     1,054            1,026
   Deferred income taxes                                                                1,405            1,427
   Other current assets                                                                   887              975
                                                                                -------------    -------------
Total current assets                                                                    4,294            4,592

Property and equipment, net                                                             1,332            1,347
Goodwill, net                                                                           3,233            3,271
Franchise agreements, net                                                               1,425            1,410
Other intangibles, net                                                                    653              662
Other assets                                                                            1,161            1,141
                                                                                -------------    -------------
Total assets exclusive of assets under programs                                        12,098           12,423
                                                                                -------------    -------------

Assets under management and mortgage programs
   Mortgage loans held for sale                                                         1,226            1,112
   Mortgage servicing rights                                                            1,196            1,084
   Relocation receivables                                                                 522              530
                                                                                -------------    -------------
                                                                                        2,944            2,726
                                                                                -------------    -------------

TOTAL ASSETS                                                                    $      15,042    $      15,149
                                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and other current liabilities                               $       1,106    $       1,279
   Stockholder litigation settlement and related costs                                  2,879            2,892
   Deferred income                                                                      1,063            1,039
   Current portion of debt                                                                  -              400
                                                                                -------------    -------------
Total current liabilities                                                               5,048            5,610

Long-term debt                                                                          2,071            2,445
Deferred income                                                                           465              413
Other noncurrent liabilities                                                              368              373
                                                                                -------------    -------------
Total liabilities exclusive of liabilities under programs                               7,952            8,841
                                                                                -------------    -------------

Liabilities under management and mortgage programs
   Debt                                                                                 2,341            2,314
   Deferred income taxes                                                                  312              310
                                                                                -------------    -------------
                                                                                        2,653            2,624
                                                                                -------------    -------------
Mandatorily redeemable preferred securities issued by subsidiary
   holding solely senior debentures issued by the Company                               1,479            1,478

Mandatorily redeemable preferred interest in a subsidiary                                 375                -

Commitments and contingencies (Note 10)

Stockholders' equity
   Preferred stock, $.01 per value - authorized 10 million shares;
     none issued and outstanding                                                            -                -
   CD common stock, $.01 par value - authorized 2 billion shares;
     issued 896,515,498 and 870,399,635 shares                                              9                9
   Move.com common stock, $.01 par value - authorized 500 million shares;
     issued and outstanding 3,159,030 shares and none; 22,500,000
     notional shares with respect to CD's retained interest                                 -                -
   Additional paid-in capital                                                           4,623            4,102
   Retained earnings                                                                    1,494            1,425
   Accumulated other comprehensive loss                                                   (75)             (42)
   CD treasury stock, at cost, 172,426,898 and 163,818,148 shares                      (3,468)          (3,288)
                                                                                -------------    -------------
Total stockholders' equity                                                              2,583            2,206
                                                                                -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $      15,042    $      15,149
                                                                                =============    =============

            See Notes to Consolidated Condensed Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                      THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                ------------------------------
                                                                                    2000              1999
                                                                                -------------    -------------
OPERATING ACTIVITIES
Net income                                                                      $          69    $         362
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Gain on sale of discontinued operations, net of tax                                      -             (193)
   Extraordinary loss                                                                       4                -
   Cumulative effect of accounting change                                                  89                -
   Restructuring and other unusual charges (credits)                                      106               (1)
   Payments of restructuring, merger-related and other unusual charges                    (24)              (5)
   Litigation settlement and related costs (credits)                                      (41)               -
   Loss on dispositions of businesses                                                      13                -
   Depreciation and amortization                                                           85               93
   Other, net                                                                            (205)             (93)
                                                                                -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES
   EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                                           96              163
                                                                                -------------    -------------

Management and mortgage programs:
   Depreciation and amortization                                                           27              312
   Origination of mortgage loans                                                       (3,916)          (6,819)
   Proceeds on sale and payments from mortgage loans held for sale                      3,802            7,280
                                                                                -------------    -------------
                                                                                          (87)             773
                                                                                -------------    -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   9              936
                                                                                -------------    -------------

INVESTING ACTIVITIES
Property and equipment additions                                                          (49)             (63)
Net assets acquired (net of cash acquired) and acquisition-related payments                (8)             (64)
Net proceeds from dispositions of businesses                                                -              800
Other, net                                                                                (25)              42
                                                                                -------------    -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
   EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                                          (82)             715
                                                                                -------------    -------------

Management and mortgage programs:
   Equity advances on homes under management                                           (1,619)          (1,462)
   Repayment on advances on homes under management                                      1,655            1,501
   Additions to mortgage servicing rights                                                (139)            (183)
   Proceeds from sales of mortgage servicing rights                                        35               57
   Investment in leases and leased vehicles, net                                            -             (384)
                                                                                -------------    -------------
                                                                                          (68)            (471)
                                                                                -------------    -------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                      (150)             244
                                                                                -------------    -------------

FINANCING ACTIVITIES
Principal payments on borrowings                                                         (776)              (9)
Issuances of CD common stock                                                              464               30
Issuances of Move.com common stock                                                         35                -
Repurchases of CD common stock                                                           (198)          (1,142)
Proceeds from mandatorily redeemable preferred securities issued by subsidiaries          375                -
Other, net                                                                                 (4)               -
                                                                                -------------    -------------

NET CASH USED IN FINANCING ACTIVITIES
   EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                                         (104)          (1,121)
                                                                                -------------    -------------

Management and mortgage programs:
   Principal payments on borrowings                                                    (1,421)          (2,102)
   Proceeds from debt issuance or borrowings                                              777            1,831
   Net change in short-term borrowings                                                    672             (299)
                                                                                -------------    -------------
                                                                                           28             (570)
                                                                                -------------    -------------

NET CASH USED IN FINANCING ACTIVITIES                                                     (76)          (1,691)
                                                                                -------------    --------------

Effect of changes in exchange rates on cash and cash equivalents                            1               23
                                                                                -------------    -------------

Net decrease in cash and cash equivalents                                                (216)            (488)
Cash and cash equivalents, beginning of period                                          1,164            1,009
                                                                                -------------    -------------
Cash and cash equivalents, end of period                                        $         948    $         521
                                                                                =============    =============

            See Notes to Consolidated Condensed Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNLESS OTHERWISE NOTED, ALL AMOUNTS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Cendant Corporation and its wholly owned subsidiaries (collectively, the "Company"). In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. These Consolidated Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

    The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim periods.

2.  CHANGE IN ACCOUNTING POLICY

    On January 1, 2000, the Company revised certain revenue recognition policies regarding the recognition of non-refundable one-time fees and the recognition of pro rata refundable subscription revenue as a result of the adoption of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." The Company previously recognized non-refundable one-time fees at the time of contract execution and cash receipt. This policy was changed to recognition of non-refundable one-time fees on a straight line basis over the life of the underlying contract. The Company previously recognized pro rata refundable subscription revenue equal to procurement costs upon initiation of a subscription. Additionally, the amount in excess of procurement costs was recognized over the subscription period. This policy was changed to recognition of pro rata refundable subscription revenue on a straight line basis over the subscription period. Procurement costs will continue to be expensed as incurred. The adoption of SAB No. 101 also resulted in a non-cash charge of approximately $89 million ($56 million, after tax) on January 1, 2000 to account for the cumulative effect of the accounting change. The percentage of annual revenues earned from non-refundable one-time fees and from pro rata refundable subscription revenue is not material to consolidated net revenues and consolidated income from continuing operations.

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998, to fiscal years commencing after June 15, 2000. Completion of the Company's implementation plan and determination of the impact of adopting SFAS No. 133 is expected by the fourth quarter of 2000. The Company will adopt SFAS No. 133 on January 1, 2001, as required.

4.  EARNINGS PER SHARE

    Earnings per share ("EPS") is calculated using both the basic and diluted methods. Basic EPS is computed based solely on the weighted average number of common shares outstanding during the period. Diluted EPS further reflects all potentially dilutive securities, including the assumed exercise of stock options and warrants using the treasury method, convertible debt and other common stock equivalents, if the impact is dilutive. At March 31, 2000, 79 million stock options (with a weighted average exercise price of $24.53 per option) and 31 million stock warrants (with a weighted average exercise price of $22.91 per warrant) were outstanding and antidilutive. At March 31, 1999, 62 million stock options (with a weighted average exercise price of $25.36 per option) were outstanding and antidilutive. Therefore, such options and warrants were excluded from the computation of diluted EPS. In addition, the Company's FELINE PRIDES, which provide for the distribution of shares of CD common stock in February 2001, were antidilutive at March 31, 2000 and 1999 and therefore excluded from the computation of diluted EPS.

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ------------------------------
                                                                                    2000              1999
                                                                                -------------    -------------
     Income from continuing operations                                          $         127    $         169
     Convertible debt interest, net of tax                                                  2                3
                                                                                -------------    -------------
     Income from continuing operations, as adjusted                             $         129    $         172
                                                                                =============    =============

     Weighted average shares for basic EPS                                                717              800
       Dilutive securities
         Stock options and warrants                                                        34               36
         Convertible debt                                                                  18               18
                                                                                -------------    -------------
     Weighted average shares for diluted EPS                                              769              854
                                                                                =============    =============

5.  COMPREHENSIVE INCOME

    The components of comprehensive income are summarized as follows:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ------------------------------
                                                                                    2000              1999
                                                                                -------------    -------------
     Net income                                                                 $          69    $         362
     Other comprehensive loss
       Currency translation adjustment                                                    (21)             (69)
       Unrealized loss on marketable securities, net of tax                               (12)              (2)
                                                                                -------------    -------------
     Total comprehensive income                                                 $          36    $         291
                                                                                =============    =============

    The after tax components of accumulated other comprehensive loss for the three months ended March 31, 2000 are as follows:

                                                                                 UNREALIZED      ACCUMULATED
                                                               CURRENCY           GAIN/(LOSS)       OTHER
                                                              TRANSLATION       ON MARKETABLE   COMPREHENSIVE
                                                              ADJUSTMENT          SECURITIES         LOSS
                                                             --------------     -------------    -------------
     Balance, January 1, 2000                                $          (58)    $          16    $         (42)
     Current period change                                              (21)              (12)             (33)
                                                             --------------     -------------    -------------
     Balance, March 31, 2000                                 $          (79)    $           4    $         (75)
                                                             ==============     =============    =============

6.  OTHER CHARGES (CREDITS)

    RESTRUCTURING COSTS AND OTHER UNUSUAL CHARGES (CREDITS)
    2000 Charge. During the three months ended March 31, 2000, the Company incurred restructuring and other unusual charges ("Unusual Charges") of $106 million. The restructuring initiatives were aimed at improving the overall level of organizational efficiencies, consolidating and rationalizing existing processes, reducing cost structures in the Company's underlying businesses and other related efforts. These initiatives primarily affect the Company's Travel, Individual Membership and Insurance/Wholesale segments and are expected to be substantially completed over the next twelve months. Liabilities associated with Unusual Charges are classified as a component of accounts payable and other current liabilities. The initial recognition of the Unusual Charges and the corresponding utilization from inception is summarized by category of expenditure as follows:

                                      UNUSUAL            CASH            OTHER             BALANCE AT
                                      CHARGES          PAYMENTS        REDUCTIONS       MARCH 31, 2000
                                   -------------    -------------     -------------    ---------------
    Personnel related              $          25    $           1     $           -    $             24
    Asset impairments and
      contract terminations                   26                1                25                   -
    Facility related                           9                -                 -                   9
    Other unusual charges                     46               21                14                  11
                                   -------------    -------------     -------------    ----------------
    Total Unusual Charges          $         106    $          23     $          39    $             44
                                   =============    =============     =============    ================

    Personnel related costs include severance resulting from the consolidation and relocation of business operations and certain corporate functions as well as other personnel related costs. The Company formally communicated to 639 employees, representing a wide range of employee groups, that their separation from the Company will occur within the next twelve months. In connection with a change in our strategic focus to an online business model, the Company recognized asset impairments of $23 million associated with the planned exit of a timeshare software development business and $3 million of other asset write-offs and various contract termination costs. Facility related costs consist of facility closures and lease obligations as a result of the consolidation and relocation of business operations. Other unusual charges include a $21 million charge to fund an irrevocable contribution to an independent technology trust responsible for the installation of a Company sponsored property management system, which will provide for integrated Web capabilities enabling franchisees to maximize Internet opportunities. Additionally, the Company incurred other unusual charges associated with executive terminations of $11 million, an asset write-down of $7 million principally related to the abandonment of certain computer system applications, stock option contract modifications of $3 million and other related costs of $4 million. Liabilities remaining at March 31, 2000 consisted of personnel related costs, charges associated with facility closures and lease obligations and other unusual charges related to $7 million of executive terminations and $4 million of other related costs.

    1997 Charge. During the three months ended March 31, 2000, cash outlays of $1 million were applied against the 1997 merger-related costs and other unusual charges reserve for severance payments. As a result, the 1997 merger-related and other unusual charges reserve of $71 million at March 31, 2000 primarily relates to future severance costs, executive termination benefits and lease termination payments, which will be settled upon the resolution of related contingencies and in accordance with lease installment plans.

    LITIGATION SETTLEMENT AND RELATED COSTS (CREDITS)
    On March 14, 2000, the Company issued approximately 25 million Rights with a calculated value of $11.71 per Right pursuant to a court order approving the previously disclosed FELINE PRIDES ("PRIDES") settlement. Right holders may sell or exercise the Rights by delivering the Company three Rights together with two PRIDES in exchange for two new PRIDES (the "New PRIDES") for a period beginning upon distribution of the Rights and concluding upon expiration of the Rights (February 2001). The terms of the New PRIDES will be the same as the original PRIDES, except that the conversion rate was revised and fixed so that, at the time of the issuance of the Rights, the New PRIDES had value equal to $17.57 more than the original PRIDES.

    This settlement also required the Company to offer to sell 4 million additional PRIDES (having identical terms to currently outstanding PRIDES) to holders of Rights for cash at a value based upon the valuation model that was utilized to set the conversion rate of the New PRIDES. The additional PRIDES were offered on May 3, 2000.

    In connection with the issuance of Rights, the Company recorded a non-cash credit of $41 million to litigation settlement and related costs (credits), with a corresponding decrease to additional paid-in capital. The credit represented an adjustment related to the number of Rights to be issued, which was decreased by approximately 3 million Rights, as such Rights were unclaimed and uncontested.

7.  DEBT REDEMPTION

    On January 21, 2000, the Company redeemed its outstanding 7 1/2% senior notes at a redemption price of 100.695% of par plus accrued interest. In connection with the redemption, the Company recorded an extraordinary loss of $4 million ($2 million, after tax). The loss consisted of the call premium and the write-off of deferred issuance costs.

8.  MANDATORILY REDEEMABLE PREFERRED INTEREST IN A SUBSIDIARY

    On March 20, 2000, a Company-formed limited liability corporation ("LLC") issued a mandatorily redeemable preferred interest ("Senior Preferred Interest") in exchange for $375 million in cash. The Senior Preferred Interest is classified as mandatorily redeemable preferred interest in a subsidiary in the Consolidated Condensed Balance Sheet. The Senior Preferred Interest is mandatorily redeemable 15 years from the date of issuance and may be redeemed by the Company after 5 years, or earlier in certain circumstances. Distributions on the Senior Preferred Interest are based on three-month LIBOR plus an applicable margin (1.77%) and are reflected as minority interest in the Consolidated Condensed Statement of Income. Simultaneously with the issuance of the Senior Preferred Interest, the Company transferred certain assets to the LLC. After the sale of the Senior Preferred Interest, the Company owned 100% of the common interest and 100% of the junior preferred interest in the LLC. In the event of default, holders of the Senior Preferred Interest have certain liquidation preferences.

9.  STOCKHOLDERS' EQUITY

    SHARE REPURCHASES
    During the three months ended March 31, 2000, the Company repurchased $198 million (approximately 10 million shares) of CD common stock under its repurchase program.

    MOVE.COM COMMON STOCK
    Authorization of Tracking Stock. On March 21, 2000, the Company's stockholders approved a proposal authorizing a new series of common stock to track the performance of the Move.com Group, a group of businesses which provide a broad range of quality relocation, real estate, and home-related products and services through its flagship portal site, move.com, and the move.com network. The Company's existing common stock was reclassified as CD common stock, which reflects the performance of the Company's other businesses and a retained interest in the Move.com Group (collectively referred to as the Cendant Group). In addition, the Company's charter was amended and restated to increase the number of authorized shares of common stock from 2.0 billion to approximately 2.5 billion, comprised of 2.0 billion shares of CD common stock and 500 million shares of Move.com common stock. Although the issuance of Move.com common stock is intended to track the performance of the Move.com Group, holders are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. The Company issued shares of Move.com common stock through private financings and filed a registration statement with the SEC in connection with the potential issuance of such tracking stock in a public offering.

    Chatham Street Holdings, LLC Investment. On March 31, 2000, Chatham Street Holdings, LLC ("Chatham") exercised a contractual right to purchase 1,561,000 shares of Move.com common stock for $16.02 per share or approximately $25 million in cash. In connection with such exercise, for every two shares of Move.com common stock purchased, Chatham received a warrant to purchase one share of Move.com common stock at a price equal to $64.08 per share and a warrant to purchase one share of Move.com common stock at a price equal to $128.16 per share. Also during March 2000, the Company invested $25 million in convertible preferred stock of WMC Finance Co. ("WMC"), an online provider of sub-prime mortgages and an affiliate of Chatham, and was granted an option to purchase approximately 5 million shares of WMC common stock.

    Liberty Digital, Inc. Investment. On March 31, 2000, Liberty Digital, Inc. ("Liberty Digital") purchased 1,598,030 shares of Move.com common stock for $31.29 per share in exchange for consideration consisting of $10 million in cash and 813,215 shares of Liberty Digital Class A common stock valued at approximately $40 million. Liberty Digital and the Company also agreed to use good faith efforts to negotiate and enter into mutually acceptable agreements relating to the development of real estate related programming for Liberty Digital's interactive home channel based on Move.com Group's Web content.

    NRT Incorporated Investment. On April 14, 2000, NRT Incorporated ("NRT") purchased 319,591 shares of Move.com common stock for $31.29 per share or approximately $10 million in cash. Cendant owns convertible preferred stock of NRT, which is convertible into no more than 50% of NRT's common stock.

    STRATEGIC ALLIANCE
    On February 7, 2000, pursuant to a previously announced strategic alliance, Liberty Media Corporation ("Liberty Media") invested $400 million in cash to purchase 18 million shares of CD common stock and a two-year warrant to purchase approximately 29 million shares of CD common stock at an exercise price of $23.00 per share. In addition, on March 20, 2000, Liberty Media's Chairman, John C. Malone, Ph.D., purchased one million shares of CD common stock for approximately $17 million in cash.

10. COMMITMENTS AND CONTINGENCIES

    CLASS ACTION LITIGATION AND GOVERNMENT INVESTIGATIONS
    Since the April 15, 1998 announcement of the discovery of accounting irregularities in the former business units of CUC International Inc. ("CUC"), approximately 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on the Company's behalf and several individual lawsuits and arbitration proceedings have commenced in various courts and other forums against the Company and other defendants by or on behalf of persons claiming to have purchased or otherwise acquired securities or options issued by CUC or the Company between May 1995 and August 1998.

    The Securities and Exchange Commission ("SEC") and the United States Attorney for the District of New Jersey are also conducting investigations relating to the matters referenced above. The SEC advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the Company's internal investigations, the Company made all adjustments considered necessary by the Company which are reflected in its previously filed restated financial statements for the years ended December 31, 1997, 1996 and 1995 and for the six months ended June 30, 1998. Although the Company can provide no assurances that additional adjustments will not be necessary as a result of the government investigations, the Company does not expect that additional adjustments will be necessary.

    On December 7, 1999, the Company announced that it reached a preliminary agreement to settle the principal securities class action pending against the Company in the U.S. District Court in Newark, New Jersey brought on behalf of purchasers of all Cendant Corporation and CUC publicly traded securities, other than PRIDES, between May 1995 and August 1998. Under the agreement, the Company would pay the class members approximately $2.85 billion in cash. The settlement remains subject to approval by the court. If the settlement is not approved by the court, the Company can make no assurances that the final outcome or other settlement of this litigation will not be for an amount greater than that set forth in the preliminary agreement.

    The proposed settlement does not encompass all litigation asserting claims associated with the accounting irregularities. The Company does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

    FLEET DISPOSITION
    The Company's Fleet segment disposition was structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to a recent interpretive ruling, the Internal Revenue Service ("IRS") has taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If the transaction is not considered a tax-free reorganization, the resultant incremental liability could range between $10 million and $170 million depending upon certain factors including utilization of tax attributes and contractual indemnification provisions. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

11. SEGMENT INFORMATION

    Management evaluates each segment's performance based upon a modified earnings before interest, income taxes, depreciation, amortization and minority interest calculation. For this purpose, Adjusted EBITDA is defined as earnings before non-operating interest, income taxes, depreciation, amortization and minority interest, adjusted to exclude certain items which are of a non-recurring or unusual nature and not measured in assessing segment performance or are not segment specific. Prior to the formation of the Move.com Group in the third quarter of 1999, the historical results of RentNet, Inc. ("RentNet"), a subsidiary of Cendant which was attributed to the Move.com Group, were included in the Company's Individual Membership segment. The Company reclassified the financial results of RentNet for the three months ended March 31, 1999 into the Move.com Group operating segment.

    SEGMENT INFORMATION

                                                            THREE MONTHS ENDED MARCH 31,
                                        --------------------------------------------------------------------
                                              2000(1)                     1999            1999 PRO FORMA (2)
                                        ----------------------      --------------------- ------------------
                                                      ADJUSTED                   ADJUSTED    ADJUSTED
                                        REVENUES       EBITDA       REVENUES      EBITDA      EBITDA
                                        --------       ------       --------      ------      ------
     Travel                              $   272       $  126       $   272      $   145      $  141
     Real Estate Franchise                   121           84            97           71          69
     Relocation                               91           18            91           18          18
     Mortgage                                 77           12            93           44          44
     Move.com Group                           11          (26)            3            -           -
     Individual Membership                   204           52           241           12          12
     Insurance/Wholesale                     145           48           140           38          39
     Diversified Services                    207           98           278           65          70
     Fleet                                     -            -           102           40          40
                                         -------      -------       -------      -------      ------
     Total                               $ 1,128      $   412       $ 1,317      $   433      $  433
                                         =======      =======       =======      =======      ======

-----------------
(1) As of January 1, 2000, the Company refined its corporate overhead allocation method. As a result, expenses determined to be primarily associated with a specific business segment are recorded by that business segment versus allocating those expenses among the segments based on a percentage of revenue. The Company determined the refinement in corporate allocation method to be appropriate subsequent to the completion of the Company's divestiture plan and based on the composition of the business units comprising the Company in 2000.

(2) Pro forma 1999 Adjusted EBITDA is presented as if the refined method of allocating corporate overhead in 2000 was applicable to 1999.

    Provided below is a reconciliation of total Adjusted EBITDA for reportable operating segments to income before income taxes and minority interest.

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                          -----------------------------------
                                                                               2000                 1999
                                                                          -------------         -------------
    Adjusted EBITDA for reportable segments                               $         412         $         433
      Depreciation and amortization                                                 (85)                  (93)
      Other charges (credits):
        Restructuring costs and other unusual (charges) credits                    (106)                    1
        Litigation settlement and related credits                                    41                     -
        Investigation-related costs                                                  (3)                   (2)
        Termination of proposed acquisition                                           -                    (7)
      Interest, net                                                                 (26)                  (48)
      Loss on dispositions of businesses                                            (13)                    -
                                                                          -------------         -------------
    Income before income taxes and minority interest                      $         220         $         284
                                                                          =============         =============

12. SUBSEQUENT EVENT

    On April 25, 2000, the Company's relocation subsidiary entered into a financing agreement with Apple Ridge Funding LLC ("Apple Ridge"), a bankruptcy remote, special purpose entity. Under the terms of the agreement, certain relocation receivables will be transferred for cash, on a revolving basis, to Apple Ridge until January 31, 2005. On April 25, 2000, the Company received $400 million for receivables transferred to Apple Ridge. The Company retains a subordinated residual interest and the related servicing rights in the relocation receivables.

13. CONSOLIDATING CONDENSED FINANCIAL INFORMATION

    In connection with the issuance of Move.com common stock described in Note 9, the Company began disclosing separately, for financial reporting purposes, financial information for the Cendant Group and the Move.com Group. The consolidating condensed financial information, which includes certain allocations between the Cendant Group and the Move.com Group, is presented below.

    The allocations are comprised as follows: (a) revenues, from the Cendant Group to the Move.com Group, for providing advertising space and links of the Cendant Group businesses on Move.com Group's Web sites, (b) revenues, from the Cendant Group to the Move.com Group, for Web site management associated with the Cendant Group's real estate franchise systems, (c) revenues, from the Cendant Group to the Move.com Group, associated with the Web site development of the Cendant Group's Welcome Wagon subsidiary, (d) expenses, from the Cendant Group to the Move.com Group, for overhead charges, (e) expenses, from the Cendant Group to the Move.com Group, associated with an Internet engineering services agreement based upon usage volume and shared employee benefit services and (f) expenses, from the Cendant Group to the Move.com Group, associated with the Web site development of Cendant Group's Welcome Wagon subsidiary. Additionally, portions of the benefit for income taxes and balance sheet accounts of Move.com Group are based on allocations from the Cendant Group and are computed as if the Move.com Group reported its income on a stand alone basis. The Company believes that the aforementioned allocations were made on a reasonable basis.

     CONSOLIDATING CONDENSED STATEMENTS OF INCOME

                                       THREE MONTHS ENDED MARCH 31, 2000         THREE MONTHS ENDED MARCH 31, 1999
                                     -------------------------------------      -----------------------------------
                                     CENDANT      MOVE.COM       CENDANT        CENDANT     MOVE.COM      CENDANT
                                      GROUP         GROUP     CONSOLIDATED       GROUP        GROUP    CONSOLIDATED
                                      -----         -----     ------------       -----        -----    ------------
     REVENUES
       External revenues             $ 1,117       $    11      $  1,128       $ 1,314      $     3      $   1,317
       Inter-group agreements            (5)             5             -             -            -              -
                                     -------       -------      --------       -------      -------      ---------
     Net revenues                      1,112            16         1,128         1,314            3          1,317
                                     -------       -------      --------       -------      -------      ---------
     EXPENSES
       Operating:
         External expenses               354            14           368           455            2            457
         Inter-group allocated
          expenses                       (1)             1             -             -            -              -
       Marketing and reservation         200            15           215           262            -            262
       General and administrative        126             7           133           164            1            165
       Depreciation and
         amortization                     84             1            85            92            1             93
       Other charges, net                 67             1            68             8            -              8
       Interest, net                      26             -            26            48            -             48
                                     -------       -------      --------       -------      -------      ---------
     Total expenses                      856            39           895         1,029            4          1,033
                                     -------       -------      --------       -------      -------      ---------
     Loss on dispositions
       of businesses                     (13)            -           (13)            -            -              -
                                     -------       -------      --------       -------      -------      ---------
     INCOME (LOSS) BEFORE INCOME
       TAXES AND MINORITY INTEREST       243           (23)           220          285           (1)           284
     Provision (benefit) for
       income taxes                       88           (11)           77           101           (1)           100
     Minority interest, net of tax        16             -            16            15            -             15
                                     -------       -------      --------       -------      -------      ---------
     INCOME (LOSS) FROM
       CONTINUING OPERATIONS             139           (12)          127           169            -            169
     Gain on sale of discontinued
       operations, net of tax              -             -             -           193            -            193
                                     -------       -------      --------       -------      -------      ---------
     INCOME (LOSS) BEFORE
       EXTRAORDINARY LOSS AND
       CUMULATIVE EFFECT OF
       ACCOUNTING CHANGE                 139           (12)          127           362            -            362
     Extraordinary loss, net of tax       (2)            -            (2)            -            -              -
                                     -------       -------      --------       -------      -------      ---------
     INCOME (LOSS) BEFORE CUMULATIVE
       EFFECT OF ACCOUNTING
       CHANGE                            137           (12)          125           362            -            362
     Cumulative effect of accounting
       change, net of tax                (56)            -           (56)            -            -              -
                                     -------       -------      --------       -------      -------      ---------
     NET INCOME (LOSS)               $    81       $   (12)     $     69       $   362      $     -      $     362
                                     =======       =======      ========       =======      =======      =========

     CONSOLIDATING CONDENSED BALANCE SHEETS

                                                 MARCH 31, 2000                           DECEMBER 31, 1999
                                     --------------------------------------    -------------------------------------
                                     CENDANT      MOVE.COM       CENDANT       CENDANT     MOVE.COM       CENDANT
                                      GROUP         GROUP      CONSOLIDATED     GROUP        GROUP      CONSOLIDATED
                                      -----         -----      ------------     -----        -----      ------------
     ASSETS
       Cash and cash equivalents     $   912       $    36      $    948       $ 1,163      $     1      $   1,164
       Receivables, net                1,048             6         1,054         1,018            8          1,026
       Current deferred income
         taxes                         1,405             -         1,405         1,427            -          1,427
       Other current assets              863            24           887           972            3            975
       Property and equipment          1,322            10         1,332         1,344            3          1,347
       Goodwill                        3,228             5         3,233         3,266            5          3,271
       Other noncurrent assets         3,219            20         3,239         3,211            2          3,213
       Assets under management
         and mortgage programs         2,944             -         2,944         2,726            -          2,726
                                     -------       -------      --------       -------      -------      ---------
     TOTAL ASSETS                    $14,941       $   101      $ 15,042       $15,127      $    22      $  15,149
                                     =======       =======      ========       =======      =======      =========


     LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities           $ 5,019       $    29      $  5,048       $ 5,589      $    21      $   5,610
       Noncurrent liabilities          2,904             -         2,904         3,231            -          3,231
       Liabilities under
        management and mortgage
        programs                       2,653             -         2,653         2,624            -          2,624
       Mandatorily redeemable
        preferred securities issued
        by subsidiaries                1,854             -         1,854         1,478            -          1,478
       Common stock                        9             -             9             9            -              9
       Additional paid-in capital      4,514           109         4,623         4,083           19          4,102

       Retained earnings
         (accumulated deficit)         1,528           (34)        1,494         1,443          (18)         1,425
       Accumulated other
         comprehensive loss              (72)           (3)          (75)          (42)           -            (42)
       Treasury stock, at cost        (3,468)            -        (3,468)       (3,288)           -         (3,288)
                                     -------       -------      --------       -------      -------      ---------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY          $14,941       $   101      $ 15,042       $15,127      $    22      $  15,149
                                     =======       =======      ========       =======      =======      =========

     CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                                            THREE MONTHS ENDED MARCH 31, 2000        THREE MONTHS ENDED MARCH 31, 1999
                                            ---------------------------------        ---------------------------------
                                          CENDANT     MOVE.COM      CENDANT         CENDANT     MOVE.COM      CENDANT
                                           GROUP        GROUP     CONSOLIDATED       GROUP        GROUP    CONSOLIDATED
                                           -----        -----     ------------       -----        -----    ------------
     OPERATING ACTIVITIES
     Net income (loss)                     $   85        $  (16)      $   69         $  362       $    -       $    362
     Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
       Gain on sale of discontinued
         operations, net of tax                 -             -            -           (193)           -           (193)
       Extraordinary loss                       4             -            4              -            -              -
       Cumulative effect of
         accounting change                     89             -           89              -            -              -
       Restructuring and other
         unusual charges (credits)            105             1          106             (1)           -             (1)
       Payments of restructuring,
         merger-related and other
         unusual charges                      (24)            -          (24)            (5)           -             (5)
       Litigation settlement and
         related costs (credits)              (41)            -          (41)             -            -              -
       Loss on dispositions of
         businesses                            13             -           13              -            -              -
       Depreciation and amortization           84             1           85             92            1             93
       Other, net                            (200)           (5)        (205)           (93)           -            (93)
       Management and mortgage
         programs                             (87)            -          (87)           773            -            773
                                           ------        ------       ------         ------       -----        --------
     NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                    28           (19)           9            935            1            936
                                           ------        ------       ------         ------       -----        --------

     INVESTING ACTIVITIES
     Property and equipment additions         (41)           (8)         (49)           (63)           -            (63)
     Net assets acquired (net of
       cash acquired) and
       acquisition-related payments            (8)            -           (8)           (64)           -            (64)
     Net proceeds from dispositions
       of businesses                            -             -            -            800            -            800
     Management and mortgage
       programs                               (68)            -          (68)          (471)           -           (471)
     Other, net                               (25)            -          (25)            42            -             42
                                           ------        ------       ------         ------       -----        --------
     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                  (142)           (8)        (150)           244            -            244
                                           ------        ------       ------         ------       -----        --------

     FINANCING ACTIVITIES
     Principal payments on borrowings        (776)            -         (776)            (9)           -             (9)
     Issuances of Move.com common stock         -            35           35              -            -              -
     Issuances of CD common stock             464             -          464             30            -             30
     Repurchases of CD common stock          (198)            -         (198)        (1,142)           -         (1,142)
     Other, net                               371             -          371              -            -              -
     Management and mortgage
       programs                                28             -           28           (570)           -           (570)
     Inter-group funding                      (27)            27           -              -            -              -
                                           ------        ------       ------         ------       -----        --------
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                  (138)            62         (76)        (1,691)           -         (1,691)
                                           ------        ------       ------         ------       -----        --------

     Effect of changes in exchange
       rates on cash and cash
       equivalents                              1             -            1             23            -             23
                                           ------        ------       ------         ------       -----        --------
     Net increase (decrease) in cash
       and cash equivalents                  (251)           35         (216)          (489)           1           (488)
     Cash and cash equivalents,
       beginning of period                  1,163             1        1,164          1,009            -          1,009
                                           ------        ------       ------         ------       -----        --------
     CASH AND CASH EQUIVALENTS,
       END OF PERIOD                       $  912        $   36       $  948         $  520       $    1       $    521
                                           ======        ======       ======         ======       ======       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONSOLIDATED OPERATIONS

The following discussion should be read in conjunction with the information contained in our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein.

REVENUES

Revenues decreased $189 million (14%) in first quarter 2000 compared to first quarter 1999 due to the effect of dispositions of non-strategic businesses throughout 1999 and 2000. Excluding the operating results of 1999 and 2000 dispositions, revenues increased $70 million (7%), which primarily reflected continued growth in our Real Estate Franchise, Individual Membership, Move.com Group and Diversified Services segments, partially offset by a decline in revenues in our Mortgage segment related to a decrease in mortgage loan closings. Significant contributing factors giving rise to such revenue growth included (i) an increase in royalty fees received from our real estate franchised brands; (ii) an increase in the average price of a membership and a favorable mix of products in our Individual Membership segment; (iii) our continued investment in the marketing of the move.com Internet portal and (iv) an increase in tax return volume and average fee per return within our Jackson Hewitt tax franchise subsidiary.

OTHER CHARGES

RESTRUCTURING COSTS AND OTHER UNUSUAL CHARGES (CREDITS)
2000 Charge. During the first quarter, we incurred restructuring and other unusual charges ("Unusual Charges") of $106 million. The restructuring initiatives were aimed at improving the overall level of organizational efficiency, consolidating and rationalizing existing processes, reducing cost structures in our underlying businesses and other related efforts. These initiatives primarily affect our Travel, Individual Membership and Insurance/Wholesale segments and are expected to be substantially completed over the next twelve months. The initial recognition of the Unusual Charges and the corresponding utilization from inception is summarized by category of expenditure as follows:

                                       UNUSUAL            CASH             OTHER            BALANCE AT
     (In millions)                     CHARGES          PAYMENTS        REDUCTIONS       MARCH 31, 2000
                                    -------------    -------------     -------------    ---------------
     Personnel related              $          25    $           1     $           -    $            24
     Asset impairments and
       contract terminations                   26                1                25                  -
     Facility related                           9                -                 -                  9
     Other unusual charges                     46               21                14                 11
                                    -------------    -------------     -------------    ---------------
     Total Unusual Charges          $         106    $          23     $          39    $            44
                                    =============    =============     =============    ===============

Personnel related costs include severance resulting from the consolidation and relocation of business operations and certain corporate functions as well as other personnel related costs. We formally communicated to 639 employees, representing a wide range of employee groups, that their separation will occur within the next twelve months. In connection with a change in our strategic focus to an online business model, we recognized asset impairments of $23 million associated with the planned exit of a timeshare software development business and $3 million of other asset write-offs and various contract termination costs. Facility related costs consist of facility closures and related lease obligations as a result of the consolidation and relocation of business operations. Other unusual charges include a $21 million charge to fund an irrevocable contribution to an independent technology trust responsible for the installation of a company sponsored property management system, which will provide for integrated Web capabilities enabling franchisees to maximize Internet opportunities. Additionally, we incurred other unusual charges associated with executive terminations of $11 million, an asset write-down of $7 million principally related to the abandonment of certain computer system applications, stock option contract modifications of $3 million and other related costs of $4 million. The total unusual charges will require cash expenditures of approximately $62 million, expected to be spent primarily in 2000, and are anticipated to increase pre-tax income by approximately $25 million to $30 million, commencing in 2001. All cash requirements are expected to be funded from operations. Liabilities remaining at March 31, 2000 consisted of personnel related costs, charges associated with facility closures and lease obligations and other unusual charges related to $7 million of executive terminations and $4 million of other related costs.

1997 Charge. During the three months ended March 31, 2000, cash outlays of $1 million were applied against the 1997 merger-related costs and other unusual charges reserve for severance payments. As a result, the 1997 merger-related and other unusual charges reserve of $71 million at March 31, 2000 primarily relates to future severance costs, executive termination benefits and lease termination payments, which will be settled upon the resolution of related contingencies and in accordance with lease installment plans.

LITIGATION SETTLEMENT AND RELATED COSTS (CREDITS)

In connection with the issuance of Rights on March 14, 2000 pursuant to a court order approving the previously disclosed FELINE PRIDES ("PRIDES") settlement, we recorded a non-cash credit of $41 million, with a corresponding decrease to additional paid-in capital. The credit represented an adjustment related to the number of Rights to be issued, which was decreased by approximately 3 million Rights, as such Rights were unclaimed and uncontested. For a detailed discussion regarding Litigation Settlement and Related Costs (Credits), see Note 6 to our Consolidated Condensed Financial Statements.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense decreased $8 million (9%) in first quarter 2000 compared to first quarter 1999 primarily as a result of the impact of the 1999 dispositions of non-strategic businesses, partially offset by capital spending to support growth and enhance marketing opportunities in our businesses.

INTEREST EXPENSE, NET AND MINORITY INTEREST, NET OF TAX

Interest expense, net decreased $22 million (46%) primarily as a result of a decrease in the average debt balance outstanding. Minority interest, net of tax increased slightly due to the issuance of a mandatorily redeemable preferred interest in a subsidiary in March 2000. For a detailed discussion regarding the mandatorily redeemable preferred interest, see Note 8 to our Consolidated Condensed Financial Statements.

PROVISION FOR INCOME TAXES

Our effective tax rate was reduced to 35.0% in 2000 from 35.2% in 1999, due to a reduction of nondeductible expenses.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

On January 1, 2000, we revised certain revenue recognition policies regarding the recognition of non-refundable one-time fees and the recognition of pro rata refundable subscription revenue as a result the adoption of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." We previously recognized non-refundable one-time fees at the time of contract execution and cash receipt. This policy was changed to recognition of non-refundable one-time fees on a straight line basis over the life of the underlying contract. We previously recognized pro rata refundable subscription revenue equal to procurement costs upon initiation of a subscription. Additionally, the amount in excess of procurement costs was recognized over the subscription period. This policy was changed to recognition of pro rata refundable subscription revenue on a straight line basis over the subscription period. Procurement costs will continue to be expensed as incurred. The adoption of SAB No. 101 also resulted in a non-cash charge of approximately $89 million ($56 million, after tax) on January 1, 2000 to account for the cumulative effect of the accounting change.

NET INCOME

Net income decreased $293 million in first quarter 2000 compared to first quarter 1999 primarily as a result of (i) other charges, net ($46 million and $4 million in 2000 and 1999, respectively); (ii) loss on dispositions of businesses ($8 million in 2000); (iii) gain on sale of discontinued operations ($193 million in 1999); (iv) extraordinary loss ($2 million in 2000); (v) cumulative effect of accounting change ($56 million in 2000) and (vi) the operating results of disposed businesses ($1 million loss in 2000 and $8 million income in 1999), which was partially offset by continued growth in our on-going businesses.

RESULTS OF REPORTABLE OPERATING SEGMENTS

The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-operating interest, income taxes, depreciation, amortization and minority interest, adjusted to exclude certain items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Our management believes such discussion is the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

THREE MONTHS ENDED MARCH 31,
(Dollars in millions)

                                                                                                     ADJUSTED EBITDA
                                 REVENUES                              ADJUSTED EBITDA                  MARGIN
                  -----------------------------------     -----------------------------------       -----------------
                                                 %                                        %
                    2000          1999        CHANGE      2000(1)(2)       1999         CHANGE       2000       1999
                    ----          ----        ------      ----------       ----         ------       ----       ----
Travel            $     272    $     272           -%     $    126(3)  $     145        (13)%          46%       53%
Real Estate
    Franchise           121           97          25%           84            71          18%          69%       73%
Relocation               91           91            -           18            18            *          20%       20%
Mortgage                 77           93        (17)%           12            44        (73)%          16%       47%
Move.com Group           11            3            *          (26)            -            *            *         *
Individual
   Membership           204          241        (15)%           52            12         333%          25%        5%
Insurance/
   Wholesale            145          140           4%           48            38          26%          33%       27%
Diversified Services    207          278        (26)%           98(4)         65(5)       51%          47%       23%
Fleet                     -          102            *            -            40            *            *       39%
                  ---------    ---------                  --------     ---------
Total             $   1,128    $   1,317                  $    412     $     433
                  =========    =========                  ========     =========

--------------

*    Not meaningful.
(1) As of January 1, 2000, we refined our corporate overhead allocation method. As a result, expenses determined to be primarily associated with a specific business segment are recorded by that business segment versus allocating those expenses among the segments based on a percentage of revenue. We determined the refinement in the corporate allocation method to be appropriate subsequent to the completion of our divestiture plan and based on the composition of our business units. See Note 11 to the Consolidated Condensed Financial Statements for the pro forma effect had the 2000 corporate overhead allocation method been applied in 1999.
(2) Excludes restructuring and other unusual charges of $106 million in connection with initiatives aimed at improving the overall level of organizational efficiencies, consolidating and rationalizing existing processes, reducing cost structures in our underlying businesses and other related efforts ($60 million, $1 million, $1 million, $23 million, $9 million, $1 million and $11 million of charges were recorded within the Travel, Relocation, Mortgage, Individual Membership, Insurance/Wholesale, Move.com Group and Diversified Services segments, respectively).
(3)  Excludes $4 million of losses related to the dispositions of businesses.
(4) Excludes charges of $9 million for losses related to the dispositions of businesses and $3 million for investigation-related costs. Such charges were partially offset by a non-cash credit of $41 million in connection with a change to the original estimate of the number of Rights to be issued in connection with the PRIDES settlement resulting from unclaimed and uncontested Rights.
(5) Excludes charges of $7 million in connection with the termination of a proposed acquisition and $2 million for investigation-related costs. Such charges were partially offset by a $1 million credit for the net gain on the sale of a Company subsidiary.

TRAVEL

Revenues remained constant while Adjusted EBITDA decreased $19 million (13%) in first quarter 2000 compared to first quarter 1999. Royalties from our franchise business increased approximately $2 million principally due to a 4% increase in available rooms within our lodging business. Timeshare exchange revenues grew $4 million due to membership and price increases. The implementation of SAB No. 101 resulted in a $2 million reduction in timeshare subscription revenues. Contributing to the Adjusted EBITDA reduction in first quarter 2000 was $3 million related to the timing of cost allocations to the franchise funds and an additional $4 million of corporate overhead allocations resulting from a refinement of allocation methods. Another contributing factor to the Adjusted EBITDA reduction was the recognition of $3 million of obligations relating to a prior acquisition. Additionally, contributing to a reduction of quarter over quarter revenue and Adjusted EBITDA growth was a gain, recognized in first quarter 1999, associated with the sale of a portion of our equity investment in Avis Group Holdings, Inc. ("Avis"). Excluding the impact of non-recurring items, including SAB No. 101, the increase in corporate allocations and the gain on sale of Avis stock, revenues increased 3% and Adjusted EBITDA remained unchanged in first quarter 2000 compared to first quarter 1999.

REAL ESTATE FRANCHISE

Revenues and Adjusted EBITDA increased $24 million (25%) and $13 million (18%), respectively, in first quarter 2000 compared to first quarter 1999. Royalty fees for the CENTURY 21(Registered Trademark), COLDWELL BANKER(Registered Trademark) and ERA(Registered Trademark) franchise brands collectively increased by $14 million (17%) primarily as a result of an 11% increase in the average price of homes sold. Beginning in second quarter 1999, the financial results of the national advertising funds for the COLDWELL BANKER and ERA brands (the "Advertising Funds") were consolidated into the segment's financial results. The consolidation of the Advertising Funds contributed $7 million to the first quarter 2000 increase in revenues and increased expenses by a like amount, with no corresponding impact on Adjusted EBITDA. The Advertising Funds utilize most of their revenues on marketing and advertising expenses for their respective franchise brands. On a comparable basis, had the Advertising Funds been consolidated in first quarter 1999, the Adjusted EBITDA margin would have increased from 68% in first quarter 1999 to 69% in first quarter 2000.

RELOCATION

Revenues, Adjusted EBITDA and the Adjusted EBITDA margin remained unchanged in first quarter 2000 compared to first quarter 1999. An increase in revenues from fee-based services, referral fees and international services offset a reduction in corporate and government home sale revenue, reflecting a continuing trend from asset-based to service-based fees.

MORTGAGE

Revenues and Adjusted EBITDA decreased $16 million (17%) and $32 million (73%), respectively, in first quarter 2000 compared to first quarter 1999. Revenues from mortgage loans closed declined $18 million, partially offset by a $2 million increase in loan servicing revenues. The average servicing portfolio grew $6.6 billion (14%). Mortgage loan closings for the quarter were $3.8 billion, consisting of $3.5 billion in purchase mortgages and $0.3 billion in refinancing mortgages. Total loans closed declined by $2.9 billion (43%), primarily because of a $2.8 billion reduction in mortgage refinancing volume. Purchase mortgage closings in our teleservices business ("Phone-In, Move-In") amounted to $2.4 billion in first quarter 2000 (6% above first quarter 1999). We anticipate that enhanced product offerings, particularly variable rate products that contributed 25% of mortgage volume, will increase closing volume in future quarters. Mortgage closings from our Internet business ("Log-In, Move-In") amounted to $160 million in first quarter 2000 compared with $28 million in first quarter 1999. The Adjusted EBITDA margin decreased to 16% in first quarter 2000 from 47% in first quarter 1999. The decline in Adjusted EBITDA and the Adjusted EBITDA margin resulted from the reductions in net revenue, increased expenses to service a larger servicing portfolio and the impact of higher technology, infrastructure and teleservices costs incurred to support capacity for volume anticipated in future periods. As anticipated, Adjusted EBITDA for first quarter 2000 was below the prior year period; however, we continue to expect that market conditions will improve in the second half of the year and will produce more positive comparisons as the year progresses. We expect full year 2000 Adjusted EBITDA to be lower than 1999.

MOVE.COM GROUP

Revenues increased $8 million to $11 million in first quarter 2000, while Adjusted EBITDA decreased $26 million to a loss of $26 million for the same period. These results reflect our increased investment in marketing and development of the Internet portal. We expect the Move.com Group will continue to report EBITDA losses in the foreseeable future due to our continued investment in growth of the business.

INDIVIDUAL MEMBERSHIP

Revenues decreased $37 million (15%) in first quarter 2000 compared to first quarter 1999, while Adjusted EBITDA increased $40 million over the same period. The Adjusted EBITDA margin improved to 25% in first quarter 2000 from 5% in first quarter 1999. Beginning in September 1999, certain of Individual Membership's online businesses were no longer consolidated into our operations as the result of the Netmarket Group, Inc. transaction. The exclusion of the online membership businesses from our first quarter 2000 operations (and inclusion in the operating results for first quarter 1999) resulted in a $13 million reduction in revenues and a $7 million increase in Adjusted EBITDA. Additionally, during the second and third quarters of 1999, we completed the disposition of two business units. Disposed business units' operating results during first quarter 1999 accounted for revenues of $38 million and an Adjusted EBITDA loss of $1 million for such period. Excluding the first quarter 1999 operating results of our former online businesses and the disposed business units, revenues increased $14 million (7%) and Adjusted EBITDA increased $32 million (160%) in first quarter 2000 compared to first quarter 1999. The impact on revenues and Adjusted EBITDA from an increase in the average price of a membership was partially offset by higher cancellation rates. However, revenues and Adjusted EBITDA benefited $14 million and $8 million, respectively, as a result of a favorable mix of products. The increase in Adjusted EBITDA and the Adjusted EBITDA margin was also impacted by a $16 million reduction in solicitation spending, as we continue to refine the targeted audiences for our marketing efforts and experience greater efficiencies in reaching potential new members.

INSURANCE/WHOLESALE

Revenues and Adjusted EBITDA increased $5 million (4%) and $10 million (26%), respectively, in first quarter 2000 compared to first quarter 1999. The increase in revenues was principally attributable to international expansion, while the Adjusted EBITDA improvement was due to improved profitability in international markets and a decrease in marketing expense resulting from longer amortization periods for certain customer acquisition costs. International revenues and Adjusted EBITDA increased $4 million (13%) and $2 million (42%), respectively, primarily due to a 21% increase in customers. The Adjusted EBITDA margin increased to 33% in first quarter 2000 from 27% in first quarter 1999. The Adjusted EBITDA margin for domestic operations was 38% in first quarter 2000 versus 32% in first quarter 1999. The Adjusted EBITDA margin for international operations was 19% for first quarter 2000 versus 15% in first quarter 1999. Domestic operations, which represented 73% of revenues in first quarter 2000, generated higher Adjusted EBITDA margins than international operations as a result of continued expansion costs incurred internationally to penetrate new markets. International operations, however, have become increasingly profitable due to expansion over the last two years.

DIVERSIFIED SERVICES

Revenues decreased $71 million (26%) and Adjusted EBITDA increased $33 million (51%) in first quarter 2000 compared to first quarter 1999. Revenues decreased primarily as a result of the dispositions of certain business operations including the Green Flag Group, the Global Refund Group and Entertainment

Publications, Inc. The operating results of disposed businesses (revenues of $1 million and $107 million in 2000 and 1999, respectively and Adjusted EBITDA of $1 million and $4 million in 2000 and 1999, respectively) were included through their respective disposition dates in 1999 and 2000. The absence of such businesses from first quarter 2000 operations resulted in a reduction in revenues of $106 million but improved Adjusted EBITDA by $3 million. Excluding the disposed businesses from the first quarter 1999 operating results, revenues and Adjusted EBITDA increased $35 million and $30 million, respectively, in first quarter 2000. Revenues and Adjusted EBITDA increases were strongly supported by a 33% increase in tax return volume and a 9% increase in the average fee per return received by our Jackson Hewitt franchise subsidiary, which contributed an incremental $13 million and $10 million to revenues and Adjusted EBITDA, respectively. Also contributing to revenue and Adjusted EBITDA growth was $10 million of incremental income recognized from financial investments during first quarter 2000. The remaining increases in revenues and Adjusted EBITDA were primarily attributable to growth in the operating results of our National Car Parks subsidiary during first quarter 2000.

FLEET

On June 30, 1999, we completed the disposition of our Fleet segment for aggregate consideration of $1.8 billion. Revenues and Adjusted EBITDA were $102 million and $40 million, respectively, in first quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES

ISSUANCE OF ADDITIONAL PRIDES

On May 3, 2000, we announced the subscription price for our offering of up to 4,000,000 additional PRIDES (the "Additional PRIDES") in connection with the PRIDES settlement. The subscription price has been set at $23.48 per Additional Income PRIDES and $20.98 per Additional Growth PRIDES. As a result of the offer, we expect to issue 4,000,000 Additional Income PRIDES, of which 3,619,374 would be immediately convertible into 3,619,374 New Income PRIDES and 380,626 would remain Additional Income PRIDES. No Additional Growth PRIDES are expected to be issued in such offering. A prospectus supplement relating to the Additional PRIDES and the New PRIDES was filed with, and declared effective by, the SEC.

MOVE.COM COMMON STOCK

Authorization of Tracking Stock. On March 21, 2000, our stockholders approved a proposal authorizing a new series of common stock to track the performance of the Move.com Group, a group of businesses which provide a broad range of quality relocation, real estate and home-related products and services through its flagship portal site, move.com, and the move.com network. Our existing common stock was reclassified as CD common stock, which reflects the performance of our other businesses and a retained interest in the Move.com Group (collectively referred to as the Cendant Group). In addition, our charter was amended and restated to increase the number of authorized shares of common stock from 2.0 billion to approximately 2.5 billion, comprised of 2.0 billion shares of CD common stock and 500 million shares of Move.com common stock. Although the issuance of Move.com common stock is intended to track the performance of the Move.com Group, holders are subject to all of the risks associated with an investment in all of our businesses, assets and liabilities. We issued shares of Move.com common stock in private financings and have filed a registration statement with the SEC in connection with the potential issuance of such tracking stock in a public offering.

Chatham Street Holdings, LLC Investment. On March 31, 2000, Chatham Street Holdings, LLC ("Chatham") exercised a contractual right to purchase 1,561,000 shares of Move.com common stock for $16.02 per share or approximately $25 million in cash. In connection with such exercise, for every two shares of Move.com common stock purchased, Chatham received a warrant to purchase one share of Move.com common stock at a price equal to $64.08 per share and a warrant to purchase one share of

Move.com common stock at a price equal to $128.16 per share. Also during March 2000, we invested $25 million in convertible preferred stock of WMC Finance Co. ("WMC"), an online provider of sub-prime mortgages and an affiliate of Chatham, and were granted an option to purchase approximately 5 million shares of WMC common stock.

Liberty Digital, Inc. Investment. On March 31, 2000, Liberty Digital, Inc. ("Liberty Digital") purchased 1,598,030 shares of Move.com common stock for $31.29 per share in exchange for consideration of $10 million in cash and 813,215 shares of Liberty Digital Class A common stock valued at approximately $40 million. We also agreed to use good faith efforts to negotiate and enter into mutually acceptable agreements relating to the development of real estate related programming for Liberty Digital's interactive home channel based on Move.com Group's Web content.

NRT Incorporated Investment. On April 14, 2000, NRT Incorporated ("NRT") purchased 319,591 shares of Move.com common stock for $31.29 per share or approximately $10 million in cash. We own convertible preferred stock of NRT, which is convertible into no more than 50% of NRT's common stock.

STRATEGIC ALLIANCE

On February 7, 2000, pursuant to a previously announced strategic alliance, Liberty Media Corporation ("Liberty Media") invested $400 million in cash to purchase 18 million shares of CD common stock and a two-year warrant to purchase approximately 29 million shares of CD common stock at an exercise price of $23.00 per share. In addition, on March 20, 2000, Liberty Media's Chairman, John
C. Malone, Ph.D., purchased one million shares of CD common stock for approximately $17 million in cash.

The strategic alliance with Liberty Media is intended to develop Internet and related opportunities associated with our travel, mortgage, real estate and direct marketing businesses. Such efforts may include the creation of joint ventures with Liberty Media and others, as well as additional equity investments in each other's businesses. We agreed to assist Liberty Media in creating a new venture that will seek to provide broadband video, voice, and data content to our hotels and their guests, on a worldwide basis, in consideration for which we expect to receive an equity participation in such venture, subject to negotiation of mutually agreeable terms. We also agreed to pursue opportunities within the cable industry to leverage our direct marketing resources and capabilities, subject to negotiation of mutually agreeable terms.

FINANCING (EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAM FINANCING)

We have sufficient liquidity and access to liquidity through various sources, including our ability to access public equity and debt markets and financial institutions. In addition, we have committed bank facilities totaling $1.8 billion, which are currently undrawn and available, with the exception of $5 million of letters of credit. We also have $2.15 billion of availability under existing shelf registration statements at March 31, 2000. Our long-term debt, including current portion, was $2.1 billion at March 31, 2000 and consisted of
(i) approximately $1.7 billion of publicly issued fixed rate debt comprised of $1,149 million of 7 3/4% senior notes and $547 million of 3% convertible subordinated notes and (ii) $375 million of borrowings under a term loan facility. On January 21, 2000, we used available cash to redeem our outstanding 7 1/2% senior notes at a redemption price of 100.695% of par, plus accrued interest. Our credit facilities contain certain restrictive covenants, including restrictions on indebtedness of material subsidiaries, consent to mergers and limitations on liens, liquidations, and sale and leaseback transactions, and require the maintenance of certain financial ratios.

MANDATORILY REDEEMABLE PREFERRED INTEREST IN A SUBSIDIARY

On March 20, 2000, through a limited liability corporation ("LLC"), we issued a mandatorily redeemable preferred interest ("Senior Preferred Interest") in exchange for $375 million in cash. The Senior Preferred Interest is mandatorily redeemable 15 years from the date of issuance and may be redeemed after 5 years, or earlier in certain circumstances. Distributions on the Senior Preferred Interest are based on three-month

LIBOR plus an applicable margin (1.77%). Simultaneously with the issuance of the Senior Preferred Interest we transferred certain assets to the LLC. After the sale of the Senior Preferred Interest, we owned 100% of the common interest and 100% of the junior preferred interest in the LLC. In the event of default, holders of the Senior Preferred Interest have certain liquidation preferences. Proceeds were used to repay a portion of the outstanding borrowings under the term loan facility.

FINANCING RELATED TO MANAGEMENT AND MORTGAGE PROGRAMS

PHH continues to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At March 31, 2000, aggregate borrowings consisted of commercial paper, medium-term notes, secured obligations and other borrowings of $1,291 million, $660 million, $314 million and $76 million, respectively. PHH's secured obligations of $314 million consisted of a 364 day financing agreement to sell mortgage loans under an agreement to repurchase such mortgages. The agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under this agreement is $500 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement.

In addition, as of March 31, 2000, PHH had approximately $375 million available for issuing notes under a shelf registration statement. Proceeds from future offerings will continue to be used to finance assets PHH manages for its clients and for general corporate purposes.

FINANCING AGREEMENTS

Mortgage. We maintain a revolving sales agreement, under which an unaffiliated buyer, Bishops Gate Residential Mortgage Trust (the "Buyer"), a special purpose entity, committed to purchase, at our option, mortgage loans originated by us on a daily basis, up to the Buyer's asset limit of $2.1 billion. Under the terms of this sale agreement, we retain the servicing rights on the mortgage loans sold to the Buyer and arrange for the sale or securitization of the mortgage loans into the secondary market. The Buyer retains the right to select alternative sale or securitization arrangements. At March 31, 2000, we were servicing approximately $633 million of mortgage loans owned by the Buyer.

Relocation. On April 25, 2000, we entered into a financing agreement with Apple Ridge Funding LLC ("Apple Ridge"), a bankruptcy remote, special purpose entity. Under the terms of the agreement, certain relocation receivables will be transferred for cash, on a revolving basis, to Apple Ridge until January 31, 2005. On April 25, 2000, the Company received $400 million for receivables transferred to Apple Ridge. We will retain a subordinated residual interest and the related servicing rights in the relocation receivables.

OTHER CREDIT FACILITIES

To provide additional financial flexibility, PHH's current policy is to ensure that minimum committed facilities aggregate 100 percent of the average amount of outstanding commercial paper. As of March 31, 2000, PHH maintains $1.5 billion of unsecured committed credit facilities, which are provided by domestic and foreign banks. The facilities consist of a $750 million revolving credit maturing in February 2001 and a $750 million revolving credit maturing in February 2005. We closely evaluate not only the credit of the banks but also the terms of the various agreements to ensure ongoing availability. The full amount of PHH's committed facilities at March 31, 2000 was undrawn and available. We believe that our current policy provides adequate protection should volatility in the financial markets limit PHH's access to commercial paper or medium-term notes funding. PHH continuously seeks additional sources of liquidity to accommodate PHH asset growth and to provide further protection from volatility in the financial markets.

In the event that the public debt market is unable to meet PHH's funding needs, we believe that PHH has appropriate alternative sources to provide adequate liquidity, including current and potential future secured obligations and its revolving credit facilities.

CREDIT RATING

On May 10, 2000, Thomson Financial Bankwatch initiated coverage of PHH and assigned ratings of A- for senior debt and TBD-1 short-term debt.

COMMON SHARE REPURCHASES

As of March 31, 2000, we repurchased a total of $2.2 billion (114 million shares) of CD common stock under our common share repurchase program. From April 1, 2000 to May 1, 2000, we repurchased an additional $74 million (5 million shares) of CD common stock under the program.

In April 2000, in connection with our share repurchase program, we sold to a third party 3.0 million CD common stock put options, with a weighted average exercise price of $15.51 and exercise dates in May 2000. These put options are exercisable only on the exercise date and can be net share or net cash settled at our option.

CASH FLOWS

We generated $9 million of cash flows from operations during first quarter 2000, representing a $927 million decrease from first quarter 1999, which consisted of a $67 million decrease from cash flows excluding management and mortgage programs ("Programs") and an $860 million decrease from cash flows from Programs. The decrease in cash flows from operations excluding Programs was attributable to increases in working capital. Cash flows from Programs decreased due to a $575 million net decrease in cash inflows from the originations of mortgage loans, which reflects larger mortgage loan originations in proportion to mortgage loan sales. Depreciation and amortization attributable to Programs decreased $285 million due to the 1999 disposition of our Fleet segment.

We used $150 million of cash flows in investing activities during first quarter 2000 compared to cash provided from investing activities of $244 million during first quarter 1999. The net change in cash flows was a year over year use of $394 million and consisted of a $797 million decrease in cash flows excluding Programs and a $403 million increase in cash flows from Programs. The change in investing cash flows excluding Programs was primarily attributable to $800 million of net proceeds in 1999 from the disposition of our software business. The increase in cash flows from Programs was due to the absence of a $384 million cash use in 1999 related to our former Fleet segment.

We used $76 million of cash in financing activities in first quarter 2000, representing a $1.6 billion decrease from first quarter 1999, which consisted of a $1.0 billion decrease in cash used excluding Programs and a $598 million increase in cash flow from Programs. The decrease in uses of cash flow excluding Programs was attributable to the following:

    (1)  a $434 million increase in issuances of CD common stock;
    (2)  a $944 million decrease in repurchases of CD common stock;
    (3) proceeds of $375 million from the first quarter 2000 issuance of a mandatorily redeemable preferred interest, and
    (4)  a $767 million increase in repayments of debt.

Cash flows provided by Programs in first quarter 2000 was $28 million compared to a $570 million use in first quarter 1999. The net change of $598 million was due to changes in net borrowings on fundings of our investments in assets under Programs.

CAPITAL EXPENDITURES

During first quarter 2000, we invested $49 million in property and equipment to support operational growth and to enhance marketing opportunities. In addition, technological improvements were made to improve operating efficiencies. We anticipate investing approximately $250 million in capital expenditures in 2000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998, to fiscal years commencing after June 15, 2000. Completion of our implementation plan and determination of the impact of adopting SFAS No. 133 is expected by the fourth quarter of 2000. We will adopt SFAS No. 133 on January 1, 2001, as required.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As previously discussed in our 1999 Annual Report filed on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used March 31, 2000 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

PART II  -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      The discussions contained under the headings "Class Action Litigation Settlement and Government Investigations" in Note 10 contained in PART I - FINANCIAL INFORMATION, Item 1 - Financial Statements, are incorporated herein by reference in their entirety.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      On April 14, 2000, pursuant to a purchase agreement dated March 28, 2000, NRT purchased 319,591 shares of Move.com stock for $31.29 per share in cash. The securities were issued in reliance on the private placement exemption under
Section 4(2) of the Securities Act of 1933, as amended.

      On March 31, 2000, pursuant to a purchase agreement dated March 22, 2000, Liberty Digital, Inc. purchased 1,598,030 shares of Move.com stock for $31.29 per share for consideration consisting of $10 million in cash and 813,215 shares of Liberty Digital Class A Common Stock. The securities were issued in reliance on the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

      On March 31, 2000, pursuant to a letter agreement dated September 30, 1999, Chatham Street Holdings, LLC exercised a contractual right to purchase 1,561,000 shares of Move.com stock for $16.02 per share in cash. The securities were issued in reliance on the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

      On June 4, 1998, in connection with the purchase of National Car Parks, the Company issued warrants to purchase up to 683,304 shares of CD common stock to each of Martin J. Raynes and Adrian Nash and warrants to purchase up to 196,600 shares of CD common stock to Arthur Becker. The warrants may be exercised at any time until 5:00 pm on June 3, 2008 at an exercise price of $21 5/16 per share. The securities were issued in reliance on the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended. As of May 1, 2000, none of such warrants have been exercised.

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held a Special Meeting of Stockholders on March 21, 2000, pursuant to a Notice of Special Meeting of Stockholders and Proxy Statement dated February 10, 2000, a copy of which has been filed previously with the Securities and Exchange Commission, at which our stockholders approved the amendment and restatement of our certificate of incorporation to authorize a new series of common stock called Move.com common stock, the assumption by Cendant of the stock option plan of Move.com, Inc., and an adjournment proposal. Our stockholders did not approve a proposal to amend the certificate of incorporation and by-laws to eliminate the provisions for classification of Cendant's board of directors.

Proposal 1. The amendment and restatement of our certificate of incorporation to authorize a new series of common stock called Move.com common stock

Results:        For                      Against                        Abstain
                ---                      -------                        -------
            503,294,535                 16,378,541                     3,800,041

Proposal 2. The assumption by Cendant of the stock option plan of Move.com, Inc.

Results:        For                      Against                        Abstain
                ---                      -------                        -------
            379,400,499                140,883,957                     3,188,661

Proposal 3. Amendment to our Certificate of Incorporation and Bylaws to
            Declassify the Board of Directors (80% of outstanding shares required to approve)

Results:        For                      Against                        Abstain
                ---                      -------                        -------
            511,497,999                  8,597,711                     3,371,403

Proposal 4. Proposal to Adjourn or Postpone Special Meeting

Results:        For                      Against                        Abstain
                ---                      -------                        -------
            365,787,546                152,665,209                     5,014,359

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      Exhibits

         12  Computation of ratio of earnings to fixed charges

         27  Financial data schedule (electronic transmission only)

      Reports on Form 8-K

         On February 3, 2000, we filed a current report on Form 8-K to report under Item 5 our fourth quarter 1999 financial results.

         On April 6, 2000, we filed a current report on Form 8-K to report under
         Item 5 the reclassification of Cendant Corporation common stock and changes in the composition of our Board of Directors.

         On April 20, 2000, we filed a current report on Form 8-K to report under Item 5 our first quarter 2000 financial results.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CENDANT CORPORATION

                                            By: /s/ David M. Johnson
                                               -------------------------------
                                            David M. Johnson
                                            Senior Executive Vice President and
                                            Chief Financial Officer


                                            By: /s/ Jon F. Danski
                                               -------------------------------
                                            Jon F. Danski
                                            Executive Vice President, Finance
Date:  May _____, 2000                      and Chief Accounting Officer