Form 10-Q/A
period 2000-03-31
CENDANT CORP
filed 2000-07-28
CIK 723612

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

The number of shares outstanding of each of the Registrant's classes of common stock was 726,196,308 and 3,644,774 shares of CD and Move.com, respectively, as of July 26, 2000.

--------------------------------------------------------------------------------

                     CENDANT CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.
PART I   Financial Information

Item 1.  Financial Statements

         Consolidated Condensed Statements of Income for the three
         months ended March 31, 2000 and 1999                                  1

         Consolidated Condensed Balance Sheets as of March 31, 2000 and
         December 31, 1999                                                     2

         Consolidated Condensed Statements of Cash Flows for the three
         months ended March 31, 2000 and 1999                                  3

         Notes to Consolidated Condensed Financial Statements                  4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            15

Item 3.  Quantitative and Qualitative Disclosures About Market Risks          25

PART II  Other Information

Item 1.  Legal Proceedings                                                    26

Item 2.  Changes in Securities and Use of Proceeds                            26

Item 4.  Submissions of Matters to a Vote of Security Holders                 26

Item 6.  Exhibits and Reports on Form 8-K                                     27


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
                                   =============    =============     =============    ================

    Personnel related costs include severance resulting from the consolidation and relocation of business operations and certain corporate functions as well as other personnel related costs. The Company formally communicated to 971 employees, representing a wide range of employee groups, that their separation from the Company will occur within the next twelve months. In connection with a change in our strategic focus to an online business model, the Company recognized asset impairments of $23 million associated with the planned exit of a timeshare software development business and $3 million of other asset write-offs and various contract termination costs. Facility related costs consist of facility closures and lease obligations as a result of the consolidation and relocation of business operations. Other unusual charges include a $21 million charge to fund an irrevocable contribution to an independent technology trust responsible for the installation of a Company sponsored property management system, which will provide for integrated Web capabilities enabling franchisees to maximize Internet opportunities. Additionally, the Company incurred other unusual charges associated with executive terminations of $11 million, an asset write-down of $7 million principally related to the abandonment of certain computer system applications, stock option contract modifications of $3 million and other related costs of $4 million. Liabilities remaining at March 31, 2000 consisted of personnel related costs, charges associated with facility closures and lease obligations and other unusual charges related to $7 million of executive terminations and $4 million of other related costs.

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

13. CONSOLIDATING CONDENSED FINANCIAL INFORMATION


    In connection with the issuance of Move.com common stock, the Company began disclosing separately, for financial reporting purposes, financial information for the Cendant Group and the Move.com Group. Cendant Group provides various services to and receives various services from the Move.com Group. Inter-group revenues and expenses have been broken out separately and self-eliminate in consolidation.

    ALLOCATION POLICIES

    Treasury Activities. Through March 31, 2000 (the date of original issuance of Move.com common stock) Cendant Group has provided all necessary funding for the operations and investments of the Move.com Group since inception and such funding has been accounted for as capital contributions from the Cendant Group. Accordingly, no interest charges from the Cendant Group have been reflected in the accompanying Consolidating Condensed Statements of Income. Surplus cash, transferred from the Move.com Group to the Cendant Group from time to time, has been accounted for as a return of capital. Subsequent to March 31, 2000, all cash transfers from one group to or for the account of the other group will be accounted for as inter-group revolving credit advances and may bear interest at a rate similar to the Company's prevailing revolving line of credit rate determined by the Company's Board of Directors, in its sole discretion.

    Revenues. Revenue allocations are supported by signed agreements, between the Cendant Group and Move.com Group, and are intended to approximate the fair value of services provided.

    Expenses. Cendant Group allocates the cost of its corporate overhead services to the Move.com Group generally based on utilization. Where determinations based on utilization are impracticable, the Cendant Group uses percentages of revenues or other methods and criteria that management believes to be equitable and provide a reasonable estimate of costs attributable to the Move.com Group. The allocations of corporate overhead to the Move.com Group pare consistent with the allocations made to subsidiaries within the Cendant Group. Corporate overhead includes charges for legal, accounting (tax and financial), information and telecommunications services, marketing, intellectual property, public relations, corporate offices and travel.

    Expenses, other than corporate overhead allocations, are allocated based upon utilization and usage volume.

    Income Taxes. The income tax benefit and balance sheet accounts include allocations from the Cendant Group and are computed as if the Move.com Group filed its federal and state income tax returns on a stand-alone basis.

    ALLOCATIONS

    The allocations from the Cendant Group to the Move.com Group are comprised as follows: (a) revenues for selling advertising space and links on the Cendant Group real estate franchise systems Web sites, (b) revenues for Web site management associated with the Cendant Group's real estate franchise systems, (c) revenues associated with the Web site development of the Cendant Group's Welcome Wagon subsidiary, (d) expenses for overhead charges, (e) expenses associated with an Internet engineering services agreement and (f) expenses associated with the Web site development of Cendant Group's Welcome Wagon subsidiary. Additionally, portions of the benefit for income taxes and balance sheet accounts of Move.com Group are based on allocations form the Cedant Group.

     CONSOLIDATING CONDENSED STATEMENTS OF INCOME

                                       THREE MONTHS ENDED MARCH 31, 2000         THREE MONTHS ENDED MARCH 31, 1999
                                     -------------------------------------      -----------------------------------
                                     CENDANT      MOVE.COM       CENDANT        CENDANT     MOVE.COM      CENDANT
                                      GROUP         GROUP     CONSOLIDATED       GROUP        GROUP    CONSOLIDATED
                                      -----         -----     ------------       -----        -----    ------------
     REVENUES
       External revenues             $ 1,117       $    11      $  1,128       $ 1,314      $     3      $   1,317
       Inter-group agreements            (5)             5             -             -            -              -
                                     -------       -------      --------       -------      -------      ---------
     Net revenues                      1,112            16         1,128         1,314            3          1,317
                                     -------       -------      --------       -------      -------      ---------
     EXPENSES
       Operating:
         External expenses               358            10           368           455            2            457
         Inter-group allocated
          expenses                       (5)             5             -             -            -              -
       Marketing and reservation         200            15           215           262            -            262
       General and administrative        126             7           133           164            1            165
       Depreciation and
         amortization                     84             1            85            92            1             93
       Other charges, net                 67             1            68             8            -              8
       Interest, net                      26             -            26            48            -             48
                                     -------       -------      --------       -------      -------      ---------
     Total expenses                      856            39           895         1,029            4          1,033
                                     -------       -------      --------       -------      -------      ---------
     Loss on dispositions
       of businesses                     (13)            -           (13)            -            -              -
                                     -------       -------      --------       -------      -------      ---------
     INCOME (LOSS) BEFORE INCOME
       TAXES AND MINORITY INTEREST       243           (23)           220          285           (1)           284
     Provision (benefit) for
       income taxes                       88           (11)           77           101           (1)           100
     Minority interest, net of tax        16             -            16            15            -             15
                                     -------       -------      --------       -------      -------      ---------
     INCOME (LOSS) FROM
       CONTINUING OPERATIONS             139           (12)          127           169            -            169
     Gain on sale of discontinued
       operations, net of tax              -             -             -           193            -            193
                                     -------       -------      --------       -------      -------      ---------
     INCOME (LOSS) BEFORE
       EXTRAORDINARY LOSS AND
       CUMULATIVE EFFECT OF
       ACCOUNTING CHANGE                 139           (12)          127           362            -            362
     Extraordinary loss, net of tax       (2)            -            (2)            -            -              -
                                     -------       -------      --------       -------      -------      ---------
     INCOME (LOSS) BEFORE CUMULATIVE
       EFFECT OF ACCOUNTING
       CHANGE                            137           (12)          125           362            -            362
     Cumulative effect of accounting
       change, net of tax                (56)            -           (56)            -            -              -
                                     -------       -------      --------       -------      -------      ---------
     NET INCOME (LOSS)               $    81       $   (12)     $     69       $   362      $     -      $     362
                                     =======       =======      ========       =======      =======      =========

     CONSOLIDATING CONDENSED BALANCE SHEETS

                                                 MARCH 31, 2000                           DECEMBER 31, 1999
                                     --------------------------------------    -------------------------------------
                                     CENDANT      MOVE.COM       CENDANT       CENDANT     MOVE.COM       CENDANT
                                      GROUP         GROUP      CONSOLIDATED     GROUP        GROUP      CONSOLIDATED
                                      -----         -----      ------------     -----        -----      ------------
     ASSETS
       Cash and cash equivalents     $   912       $    36      $    948       $ 1,163      $     1      $   1,164
       Receivables, net                1,048             6         1,054         1,018            8          1,026
       Current deferred income
         taxes                         1,405             -         1,405         1,427            -          1,427
       Other current assets              863            24           887           972            3            975
       Property and equipment          1,322            10         1,332         1,344            3          1,347
       Goodwill                        3,228             5         3,233         3,266            5          3,271
       Other noncurrent assets         3,219            20         3,239         3,211            2          3,213
       Assets under management
         and mortgage programs         2,944             -         2,944         2,726            -          2,726
                                     -------       -------      --------       -------      -------      ---------
     TOTAL ASSETS                    $14,941       $   101      $ 15,042       $15,127      $    22      $  15,149
                                     =======       =======      ========       =======      =======      =========


     LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities           $ 5,019       $    29      $  5,048       $ 5,589      $    21      $   5,610
       Noncurrent liabilities          2,904             -         2,904         3,231            -          3,231
       Liabilities under
        management and mortgage
        programs                       2,653             -         2,653         2,624            -          2,624
       Mandatorily redeemable
        preferred securities issued
        by subsidiaries                1,854             -         1,854         1,478            -          1,478
       Common stock                        9             -             9             9            -              9
       Additional paid-in capital      4,514           109         4,623         4,083           19          4,102

       Retained earnings
         (accumulated deficit)         1,528           (34)        1,494         1,443          (18)         1,425
       Accumulated other
         comprehensive loss              (72)           (3)          (75)          (42)           -            (42)
       Treasury stock, at cost        (3,468)            -        (3,468)       (3,288)           -         (3,288)
                                     -------       -------      --------       -------      -------      ---------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY          $14,941       $   101      $ 15,042       $15,127      $    22      $  15,149
                                     =======       =======      ========       =======      =======      =========

     CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                                            THREE MONTHS ENDED MARCH 31, 2000        THREE MONTHS ENDED MARCH 31, 1999
                                            ---------------------------------        ---------------------------------
                                          CENDANT     MOVE.COM      CENDANT         CENDANT     MOVE.COM      CENDANT
                                           GROUP        GROUP     CONSOLIDATED       GROUP        GROUP    CONSOLIDATED
                                           -----        -----     ------------       -----        -----    ------------
     OPERATING ACTIVITIES
     Net income (loss)                     $   81        $  (12)      $   69         $  362       $    -       $    362
     Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
       Gain on sale of discontinued
         operations, net of tax                 -             -            -           (193)           -           (193)
       Extraordinary loss                       4             -            4              -            -              -
       Cumulative effect of
         accounting change                     89             -           89              -            -              -
       Restructuring and other
         unusual charges (credits)            105             1          106             (1)           -             (1)
       Payments of restructuring,
         merger-related and other
         unusual charges                      (24)            -          (24)            (5)           -             (5)
       Litigation settlement and
         related costs (credits)              (41)            -          (41)             -            -              -
       Loss on dispositions of
         businesses                            13             -           13              -            -              -
       Depreciation and amortization           84             1           85             92            1             93
       Other, net                            (196)           (9)        (205)           (93)           -            (93)
       Management and mortgage
         programs                             (87)            -          (87)           773            -            773
                                           ------        ------       ------         ------       -----        --------
     NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                    28           (19)           9            935            1            936
                                           ------        ------       ------         ------       -----        --------

     INVESTING ACTIVITIES
     Property and equipment additions         (41)           (8)         (49)           (63)           -            (63)
     Net assets acquired (net of
       cash acquired) and
       acquisition-related payments            (8)            -           (8)           (64)           -            (64)
     Net proceeds from dispositions
       of businesses                            -             -            -            800            -            800
     Management and mortgage
       programs                               (68)            -          (68)          (471)           -           (471)
     Other, net                               (25)            -          (25)            42            -             42
                                           ------        ------       ------         ------       -----        --------
     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                  (142)           (8)        (150)           244            -            244
                                           ------        ------       ------         ------       -----        --------

     FINANCING ACTIVITIES
     Principal payments on borrowings        (776)            -         (776)            (9)           -             (9)
     Issuances of Move.com common stock         -            35           35              -            -              -
     Issuances of CD common stock             464             -          464             30            -             30
     Repurchases of CD common stock          (198)            -         (198)        (1,142)           -         (1,142)
     Other, net                               371             -          371              -            -              -
     Management and mortgage
       programs                                28             -           28           (570)           -           (570)
     Inter-group funding                      (27)            27           -              -            -              -
                                           ------        ------       ------         ------       -----        --------
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                  (138)            62         (76)        (1,691)           -         (1,691)
                                           ------        ------       ------         ------       -----        --------

     Effect of changes in exchange
       rates on cash and cash
       equivalents                              1             -            1             23            -             23
                                           ------        ------       ------         ------       -----        --------
     Net increase (decrease) in cash
       and cash equivalents                  (251)           35         (216)          (489)           1           (488)
     Cash and cash equivalents,
       beginning of period                  1,163             1        1,164          1,009            -          1,009
                                           ------        ------       ------         ------       -----        --------
     CASH AND CASH EQUIVALENTS,
       END OF PERIOD                       $  912        $   36       $  948         $  520       $    1       $    521
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
                                    =============    =============     =============    ===============


Personnel related costs include severance resulting from the consolidation and relocation of business operations and certain corporate functions as well as other personnel related costs. We formally communicated to 971 employees, representing a wide range of employee groups, that their separation will occur within the next twelve months. In connection with a change in our strategic focus to an online business model, we recognized asset impairments of $23 million associated with the planned exit of a timeshare software development business and $3 million of other asset write-offs and various contract termination costs. Facility related costs consist of facility closures and related lease obligations as a result of the consolidation and relocation of business operations. Other unusual charges include a $21 million charge to fund an irrevocable contribution to an independent technology trust responsible for the installation of a company sponsored property management system, which will provide for integrated Web capabilities enabling franchisees to maximize Internet opportunities. Additionally, we incurred other unusual charges associated with executive terminations of $11 million, an asset write-down of $7 million principally related to the abandonment of certain computer system applications, stock option contract modifications of $3 million and other related costs of $4 million. The total unusual charges will require cash expenditures of approximately $62 million, expected to be spent primarily in 2000, and are anticipated to increase pre-tax income by approximately $25 million to $30 million, commencing in 2001. All cash requirements are expected to be funded from operations. Liabilities remaining at March 31, 2000 consisted of personnel related costs, charges associated with facility closures and lease obligations and other unusual charges related to $7 million of executive terminations and $4 million of other related costs.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      Exhibits

         3.1 Amended and Restated Certificate of Incorporation of the Company (electronic transmission only)

         3.2 Amended and Restated By-Laws of the Company (electronic transmission only)

         12   Computation of ratio of earnings to fixed charges

         27   Financial data schedule (electronic transmission only)

         99 Supplemental Franchising and Marketing/Reservation Activities Information (electronic transmission only)

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


                                            CENDANT CORPORATION

                                            By: /s/ David M. Johnson
                                               -------------------------------
                                            David M. Johnson
                                            Senior Executive Vice President and
                                            Chief Financial Officer


                                            By: /s/ Jon F. Danski
                                               -------------------------------
                                            Jon F. Danski
                                            Executive Vice President, Finance
                                            and Chief Accounting Officer

Date: July 28, 2000