Form 10-Q
period 2000-06-30
CENDANT CORP
filed 2000-07-28
CIK 723612

                                                                       CONFORMED

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 28, 2000

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                           COMMISSION FILE NO. 1-10308
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

The number of shares outstanding of each of the Registrant's classes of common stock as of July 26, 2000 were 726,196,308 shares of CD common stock and 3,644,774 shares of Move.com common stock.

--------------------------------------------------------------------------------

                      CENDANT CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I    Financial Information

Item 1.   Financial Statements

          Consolidated Condensed Statements of Income for the three
          and six months ended June 30, 2000 and 1999                       1

          Consolidated Condensed Balance Sheets as of June 30, 2000
          and December 31, 1999                                             2

          Consolidated Condensed Statements of Cash Flows for the
          six months ended June 30, 2000 and 1999                           3

          Notes to Consolidated Condensed Financial Statements              4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              16

Item 3.   Quantitative and Qualitative Disclosures About Market Risks      29

PART II   Other Information

Item 1.   Legal Proceedings                                                30

Item 2.   Changes in Securities and Use of Proceeds                        30

Item 4.   Submissions of Matters to a Vote of Security Holders             30

Item 6.   Exhibits and Reports on Form 8-K                                 31

Certain statements in this Quarterly Report on Form 10-Q constitute "forward looking statements" within the meaning of the Private Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements, include, but are not limited to: the resolution or outcome of the unresolved pending litigation, including the proposed settlement of the class action litigation relating to the previously announced accounting irregularities and other related litigation; uncertainty as to the Company's future profitability; the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's existing and potential future lines of business; the Company's ability to integrate and operate successfully acquired and merged businesses and the risks associated with such businesses; uncertainty as to when and if the Company will consummate the public offering of Move.com tracking stock and the future profitability of Move.com Group; the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the effect of changes in current interest rates, particularly in our Mortgage and Real Estate Franchise segments and the Company's ability to retain and increase memberships in its Individual Membership segment from its targeted marketing strategy. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to publicly correct or update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements or if the Company later becomes aware that they are not likely to be achieved.

                                      (i)

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             CENDANT CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                             (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                         JUNE 30,                          JUNE 30,
                                                              ------------------------------      ---------------------------
                                                                 2000              1999              2000             1999
                                                              ------------      ------------      ------------   ------------
REVENUES
   Membership and service fees, net                           $      1,124      $      1,347      $      2,190   $      2,600
   Fleet leasing (net of depreciation and interest
      costs of $0, $343, $0, and $670)                                   -                11                 -             30
   Other                                                                13                33                75             78
                                                              ------------      ------------      ------------   ------------
Net revenues                                                         1,137             1,391             2,265          2,708
                                                              ------------      ------------      ------------   ------------

EXPENSES
   Operating                                                           361               455               728            912
   Marketing and reservation                                           228               288               444            550
   General and administrative                                          144               190               277            355
   Depreciation and amortization                                        86                97               171            190
   Other charges (credits):
      Restructuring and other unusual charges                            -                23               106             22
      Litigation settlement and related costs                            -                 -               (41)             -
      Investigation-related costs                                        5                 6                 8              8
      Termination of proposed acquisition                                -                 -                 -              7
   Interest, net                                                        22                54                47            102
                                                              ------------      ------------      ------------   ------------
Total expenses                                                         846             1,113             1,740          2,146
                                                              ------------      ------------      ------------   ------------

Net gain (loss) on dispositions of businesses                            4               750               (10)           750
                                                              ------------      ------------      ------------   ------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                       295             1,028               515          1,312
Provision for income taxes                                              98               138               176            238
Minority interest, net of tax                                           22                16                38             31
                                                              ------------      ------------      ------------   ------------
INCOME FROM CONTINUING OPERATIONS                                      175               874               301          1,043
Gain (loss) on sale of discontinued operations, net of tax               -               (12)                -            181
                                                              ------------      --------------    ------------   ------------
INCOME BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                                  175               862               301          1,224
Extraordinary loss, net of tax                                           -                 -                (2)             -
                                                              ------------      ------------      -------------  ------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   175               862               299          1,224
Cumulative effect of accounting change, net of tax                       -                 -               (56)             -
                                                              ------------      ------------      -------------  ------------
NET INCOME                                                    $        175      $        862      $        243   $      1,224
                                                              ============      ============      ============   ============

CD COMMON STOCK INCOME PER SHARE
   BASIC
      Income from continuing operations                       $       0.25      $       1.14      $       0.42   $       1.33
      Net income                                                      0.25              1.12              0.34           1.56

   DILUTED
      Income from continuing operations                       $       0.24      $       1.06      $       0.40   $       1.25
      Net income                                                      0.24              1.05              0.33           1.47

MOVE.COM COMMON STOCK LOSS PER SHARE
   BASIC
      Loss from continuing operations                         $       (0.67)                      $       (0.67)
      Net loss                                                        (0.67)                              (0.67)

   DILUTED
      Loss from continuing operations                         $       (0.67)                      $       (0.67)
      Net loss                                                        (0.67)                              (0.67)

                                   See Notes to Consolidated Condensed Financial Statements.

                                         CENDANT CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                           (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                          JUNE 30,      DECEMBER 31,
                                                                                            2000            1999
                                                                                        -----------     -----------
ASSETS
Current assets
   Cash and cash equivalents                                                            $     1,234     $     1,164
   Receivables, net                                                                             882           1,026
   Deferred income taxes                                                                      1,413           1,427
   Other current assets                                                                         788             975
                                                                                        -----------     -----------
Total current assets                                                                          4,317           4,592

Property and equipment, net                                                                   1,314           1,347
Goodwill, net                                                                                 3,177           3,271
Franchise agreements, net                                                                     1,416           1,410
Other intangibles, net                                                                          649             662
Other assets                                                                                  1,285           1,141
                                                                                        -----------     -----------
Total assets exclusive of assets under programs                                              12,158          12,423
                                                                                        -----------     -----------

Assets under management and mortgage programs
   Mortgage loans held for sale                                                               1,392           1,112
   Mortgage servicing rights                                                                  1,370           1,084
   Relocation receivables                                                                       205             530
                                                                                        -----------     -----------
                                                                                              2,967           2,726
                                                                                        -----------     -----------

TOTAL ASSETS                                                                            $    15,125     $    15,149
                                                                                        ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and other current liabilities                                       $     1,043     $     1,279
   Stockholder litigation settlement and related costs                                        2,875           2,892
   Deferred income                                                                            1,046           1,039
   Current portion of debt                                                                        -             400
                                                                                        -----------     -----------
Total current liabilities                                                                     4,964           5,610

Long-term debt                                                                                2,072           2,445
Deferred income                                                                                 459             413
Other noncurrent liabilities                                                                    404             373
                                                                                        -----------     -----------
Total liabilities exclusive of liabilities under management and mortgage programs             7,899           8,841
                                                                                        -----------     -----------

Liabilities under management and mortgage programs
   Debt                                                                                       2,369           2,314
   Deferred income taxes                                                                        317             310
                                                                                        -----------     -----------
                                                                                              2,686           2,624
                                                                                        -----------     -----------
Mandatorily redeemable preferred securities issued by subsidiary holding solely
   senior debentures issued by the Company                                                    1,679           1,478
                                                                                        -----------     -----------

Mandatorily redeemable preferred interest in a subsidiary                                       375               -
                                                                                        -----------     -----------

Commitments and contingencies (Note 10)

Stockholders' equity
   Preferred stock, $.01 par value - authorized 10 million shares;
      none issued and outstanding                                                                 -               -
   CD common stock, $.01 par value - authorized 2 billion shares;
      issued 904,824,522 and 870,399,635 shares                                                   9               9
   Move.com common stock, $.01 par value - authorized 500 million shares and none;
      issued and outstanding 3,644,774 shares and none; 22,500,000 notional
      shares with respect to Cendant Group's retained interest and none                           -               -
   Additional paid-in capital                                                                 4,545           4,102
   Retained earnings                                                                          1,669           1,425
   Accumulated other comprehensive loss                                                        (173)            (42)
   CD treasury stock, at cost, 178,669,890 and 163,818,148 shares                            (3,564)         (3,288)
                                                                                        -----------     -----------
Total stockholders' equity                                                                    2,486           2,206
                                                                                        -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $    15,125     $    15,149
                                                                                        ===========     ===========

                              See Notes to Consolidated Condensed Financial Statements.

                                                CENDANT CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                            (IN MILLIONS)
                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                         -------------------------
                                                                                            2000            1999
                                                                                         ---------       ---------
OPERATING ACTIVITIES
Net income                                                                               $     243       $   1,224
Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on sale of discontinued operations, net of tax                                           -            (181)
   Extraordinary loss                                                                            4               -
   Cumulative effect of accounting change                                                       89               -
   Restructuring and other unusual charges                                                     106              22
   Payments of restructuring, merger-related and other unusual charges                         (38)            (34)
   Litigation settlement and related costs                                                     (41)              -
   Net (gain) loss on dispositions of businesses                                                10            (750)
   Depreciation and amortization                                                               171             190
   Other, net                                                                                 (159)           (132)
                                                                                         ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES
   EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                                               385             339
                                                                                         ---------       ---------

Management and mortgage programs:
   Depreciation and amortization                                                                67             639
   Origination of mortgage loans                                                           (11,184)        (14,520)
   Proceeds on sale and payments from mortgage loans held for sale                          10,903          14,776
                                                                                         ---------       ---------
                                                                                              (214)            895
                                                                                         ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      171           1,234
                                                                                         ---------       ---------

INVESTING ACTIVITIES
Property and equipment additions                                                              (115)           (130)
Net assets acquired (net of cash acquired) and acquisition-related payments                    (16)           (142)
Net proceeds from dispositions of businesses                                                     4           2,615
Other, net                                                                                     (79)             30
                                                                                         ---------       ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
   EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                                              (206)          2,373
                                                                                         ---------       ---------

Management and mortgage programs:
   Equity advances on homes under management                                                (1,853)         (3,475)
   Repayment on advances on homes under management                                           2,276           3,506
   Additions to mortgage servicing rights                                                     (384)           (371)
   Proceeds from sales of mortgage servicing rights                                             65             124
   Investment in leases and leased vehicles, net                                                 -            (774)
                                                                                         ---------       ---------
                                                                                               104            (990)
                                                                                         ---------       ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                           (102)          1,383
                                                                                         ---------       ---------

FINANCING ACTIVITIES
Principal payments on borrowings                                                              (776)             (1)
Issuances of CD common stock                                                                   491              52
Issuances of Move.com common stock                                                              45               -
Repurchases of CD common stock                                                                (300)         (1,342)
Proceeds from mandatorily redeemable preferred securities issued by subsidiary
   holding solely senior debentures issued by the Company                                       91               -
Proceeds from mandatorily redeemable preferred interest in a subsidiary                        375               -
Other, net                                                                                      (3)             (6)
                                                                                         ---------       ---------
NET CASH USED IN FINANCING ACTIVITIES
   EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                                               (77)         (1,297)
                                                                                         ---------       ---------

Management and mortgage programs:
   Principal payments on borrowings                                                         (2,719)         (4,655)
   Proceeds from debt issuance or borrowings                                                 2,009           3,068
   Net change in short-term borrowings                                                         765            (763)
   Proceeds received for debt repayment in connection with disposal of Fleet segment             -           3,017
                                                                                         ---------       ---------
                                                                                                55             667
                                                                                         ---------       ---------

NET CASH USED IN FINANCING ACTIVITIES                                                          (22)           (630)
                                                                                         ---------       ---------

Effect of changes in exchange rates on cash and cash equivalents                                23              67
                                                                                         ---------       ---------

Net increase in cash and cash equivalents                                                       70           2,054
Cash and cash equivalents, beginning of period                                               1,164           1,009
                                                                                         ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $   1,234       $   3,063
                                                                                         =========       =========
                                      See Notes to Consolidated Condensed Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
(UNLESS OTHERWISE NOTED, ALL AMOUNTS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Cendant Corporation and its wholly owned subsidiaries (collectively, the "Company"). In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim periods. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. The Consolidated Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    On March 21, 2000, the Company's stockholders approved a proposal authorizing a new series of common stock to track the performance of the Move.com Group, a group of businesses which provide a broad range of quality relocation, real estate, and home-related products and services through its flagship portal site, move.com, and through the move.com network. The Company's existing common stock was reclassified as CD common stock, which reflects the performance of the Company's other businesses and also a retained interest in the Move.com Group (collectively referred to as the "Cendant Group"). In addition, the Company's charter was amended and restated to increase the number of authorized shares of common stock from
    2.0 billion to 2.5 billion, comprised of 2.0 billion shares of CD common stock and 500 million shares of Move.com common stock. Although the issuance of Move.com common stock is intended to track the performance of the Move.com Group, holders are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. The Company has filed a registration statement with the Securities and Exchange Commission ("SEC") in connection with the potential issuance of such tracking stock in a public offering. On June 16, 2000, the Company announced that, in light of then-current market conditions, the public offering of Move.com common stock would be postponed. The Company has issued shares of Move.com common stock in several private financings. See Note 11 - Stockholders' Equity for a description of those transactions.

    Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2.  CHANGE IN ACCOUNTING POLICY

    On January 1, 2000, the Company revised certain revenue recognition policies regarding the recognition of non-refundable one-time fees and the recognition of pro rata refundable subscription revenue as a result of the adoption of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." The Company previously recognized non-refundable one-time fees at the time of contract execution and cash receipt. This policy was changed to the recognition of non-refundable one-time fees on a straight line basis over the life of the underlying contract. The Company previously recognized pro rata refundable subscription revenue equal to procurement costs upon initiation of a subscription. Additionally, the amount in excess of procurement costs was recognized over the subscription period. This policy was changed to the recognition of pro rata refundable subscription revenue on a straight line basis over the subscription period. Procurement costs will continue to be expensed as incurred. The adoption of SAB No. 101 also resulted in a non-cash charge of approximately $89 million ($56 million, after tax) on January 1, 2000 to account for the cumulative effect of the accounting change. The percentage of annual revenues earned from non-refundable one-time fees and from pro rata refundable subscription revenue is not material to the Company's consolidated net revenues or to its consolidated income from continuing operations.

3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137 "Accounting For Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. Completion of the Company's implementation plan and determination of the impact of adopting these standards is expected by the fourth quarter of 2000. The Company will adopt SFAS No. 138 concurrently with SFAS No. 133 on January 1, 2001, as required.

4.  EARNINGS PER SHARE

    Earnings per share ("EPS") is calculated using both the basic and diluted methods. Basic EPS reflects the weighted average number of shares outstanding during the period exclusive of non-vested shares. Diluted EPS further reflects all potentially dilutive securities only if the impact is dilutive. Potentially dilutive securities include the assumed exercise of stock options and warrants, non-vested shares, convertible debt and other common stock equivalents (collectively, "common stock equivalents"). Furthermore, EPS for periods after March 31, 2000, the date of the original issuance of Move.com common stock, has been calculated using the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common stock according to the related earnings participation rights.

    CD COMMON STOCK
    Basic EPS is calculated by dividing earnings attributable to CD common stock (including Cendant Group's retained interest in Move.com Group) by the weighted average number of shares of CD common stock outstanding during the period exclusive of non-vested shares. Diluted EPS further reflects the effects of dilutive common stock equivalents. At June 30, 2000, stock options of 105 million (with a weighted average exercise price of $22.71 per option) and stock warrants of 31 million (with a weighted average exercise price of $22.91 per warrant) were antidilutive. At June 30, 1999, stock options of 59 million (with a weighted average exercise price of $25.62 per option) and stock warrants of 2 million (with a weighted average exercise price of $21.31 per warrant) were antidilutive. Therefore, such options and warrants were excluded from the computation of diluted EPS. In addition, the Company's FELINE PRIDES ("PRIDES"), which provide for the distribution of CD common stock shares in February 2001, were antidilutive at June 30, 2000 and 1999 and therefore excluded from the computation of diluted EPS.

    MOVE.COM COMMON STOCK
    Basic EPS is calculated by dividing (a) the product of the earnings applicable to Move.com Group multiplied by the outstanding Move.com "fraction" by (b) the weighted average number of shares outstanding during the period. The Move.com "fraction" is a fraction, the numerator of which is the number of shares of Move.com common stock outstanding and the denominator of which is the number of shares that, if issued, would represent 100% of the equity (and would include the 22,500,000 notional shares of Move.com common stock representing Cendant Group's retained interest in Move.com Group) in the losses of Move.com Group. Diluted EPS further reflects the effects of dilutive common stock equivalents. At June 30, 2000, stock options of 6 million (with a weighted average exercise price of $18.22 per option) and stock warrants of 2 million (with a weighted average exercise price of $96.12 per warrant) were antidilutive due to losses incurred by Move.com Group and therefore excluded from the computation of diluted EPS.

    Income (loss) per common share from continuing operations was computed as follows:

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,               JUNE 30,
                                                         --------------------  --------------------
                                                            2000      1999        2000      1999
                                                           ------    ------      ------    ------
CD COMMON STOCK
Income from continuing operations:
   Cendant Group                                           $  192    $  878      $  335    $1,047
   Cendant Group's retained interest in Move.com Group        (15)      (4)         (32)       (4)
                                                           ------    ------      ------    ------
   Income from continuing operations for basic EPS            177       874         303     1,043
   Convertible debt interest, net of tax                        3         3           5         6
                                                           ------    ------      ------    ------
   Income from continuing operations for diluted EPS       $  180    $  877      $  308    $1,049
                                                           ======    ======      ======    ======

Weighted average shares outstanding:
   Basic                                                      722       770         720       785
   Dilutive securities
      Stock options, warrants and non-vested shares            22        36          27        36
      Convertible debt                                         18        18          18        18
                                                           ------    ------      ------    ------
   Diluted                                                    762       824         765       839
                                                           ======    ======      ======    ======

    Basic and diluted loss per share from discontinued operations for the three months ended June 30, 1999 were $0.02 and $0.01, respectively. Basic and diluted income per share from discontinued operations for the six months ended June 30, 1999 were $0.23 and $0.22, respectively. Basic and diluted loss per share from cumulative effect of accounting change for the six months ended June 30, 2000 were $0.08 and $0.07, respectively.

                                                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                   JUNE 30, 2000        JUNE 30, 2000
                                                                   -------------        -------------
MOVE.COM COMMON STOCK
Loss from continuing operations:
   Move.com Group                                                     $   (17)             $ (34)
   Less:  Cendant Group's retained interest in Move.com Group             (15)               (32)
                                                                      -------              -----
   Loss from continuing operations for basic and diluted EPS          $    (2)             $  (2)
                                                                      =======              =====
Weighted average shares outstanding:
   Basic and Diluted (1)                                                    4                  4
                                                                      =======              =====

-----------------
(1) Weighted average shares outstanding for the six month period was calculated from the date of issuance of Move.com common stock (March 31, 2000) through June 30, 2000.

5.  COMPREHENSIVE INCOME

    The components of comprehensive income are summarized as follows:

                                                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                        JUNE 30,            JUNE 30,
                                                                  ------------------  ------------------
                                                                    2000      1999      2000      1999
                                                                   ------    ------    ------    ------
Net income                                                         $  175    $  862    $  243    $1,224
Other comprehensive income (loss):
   Currency translation adjustment                                    (67)       15       (88)      (53)
   Unrealized gain (loss) on marketable securities, net of tax        (31)       10       (43)        8
                                                                   ------    ------    ------    ------
Total comprehensive income                                         $   77    $  887    $  112    $1,179
                                                                   ======    ======    ======    ======

      The after tax components of accumulated other comprehensive loss for the six months ended June 30, 2000 are as follows:

                                                   UNREALIZED      ACCUMULATED
                                     CURRENCY      GAIN (LOSS)        OTHER
                                    TRANSLATION   ON MARKETABLE   COMPREHENSIVE
                                     ADJUSTMENT     SECURITIES         LOSS
                                     ----------     ----------         ----
Balance, January 1, 2000               $  (58)        $   16          $  (42)
Current period change                     (88)           (43)           (131)
                                       ------         ------          ------
Balance, June 30, 2000                 $ (146)        $  (27)         $ (173)
                                       ======         ======          ======

6.  OTHER CHARGES (CREDITS)

    RESTRUCTURING AND OTHER UNUSUAL CHARGES
    First Quarter 2000 Charge. During the first quarter of 2000, the Company's management, with the appropriate level of authority, formally committed to various strategic initiatives. As a result of such initiatives, the Company incurred restructuring and other unusual charges ("Unusual Charges") of $106 million during the first quarter of 2000. The restructuring initiatives were aimed at improving the overall level of organizational efficiency, consolidating and rationalizing existing processes, reducing cost structures in the Company's underlying businesses and other related efforts. These initiatives primarily affected the Company's Travel, Individual Membership and Insurance/Wholesale segments and are expected to be substantially completed over the next nine months. Liabilities associated with Unusual Charges are classified as a component of accounts payable and other current liabilities. The initial recognition of the Unusual Charges and the corresponding utilization from inception is summarized by category of expenditure as follows:

                                UNUSUAL     CASH       OTHER        BALANCE AT
                                CHARGES   PAYMENTS   REDUCTIONS   JUNE 30, 2000
                                -------   --------   ----------   -------------
    Personnel related           $   25     $    7       $    1        $   17
    Asset impairments and
       contract terminations        26          1           25             -
    Facility related                 9          -            -             9
    Other unusual charges           46         29           14             3
                                ------     ------       ------        ------
    Total Unusual Charges       $  106     $   37       $   40        $   29
                                ======     ======       ======        ======

    Personnel related costs include severance resulting from the consolidation and relocation of business operations and certain corporate functions as well as other related costs. The Company formally communicated to 971 employees, representing a wide range of employee groups, as to their separation from the Company. As of June 30, 2000, approximately 340 employees were terminated. In connection with a change in the Company's strategic focus to an online business model, the Company recognized $23 million of asset impairments associated with the planned exit of a timeshare software development business and $3 million of other asset write-offs and various contract termination costs. Facility related costs consist of facility closures and lease obligations resulting from the consolidation and relocation of business operations. Other unusual charges include a $21 million charge to fund an irrevocable contribution to an independent technology trust responsible for the installation of a Company sponsored property management system, which will provide for integrated Web capabilities enabling lodging franchisees to maximize Internet opportunities. Additionally, the Company incurred other unusual charges of $11 million associated with executive terminations, $7 million principally related to the abandonment of certain computer system applications, $3 million related to stock option contract modifications and $4 million of other related costs. Liabilities remaining at June 30, 2000 consisted of personnel related costs, charges associated with facility closures and related lease obligations and other unusual charges.

    1997 Charge. During the six months ended June 30, 2000, cash outlays of $1 million were applied against the 1997 merger-related and other unusual charges reserve for severance payments. As a result, the 1997 merger-related and other unusual charges reserve of $71 million at June 30, 2000 primarily relates to future severance payments, executive termination benefits and lease termination payments, which will be settled upon the resolution of related contingencies and in accordance with applicable lease installment plans.

    LITIGATION SETTLEMENT AND RELATED COSTS
    On March 14, 2000, pursuant to a court order approving the previously disclosed PRIDES settlement, the Company issued approximately 25 million Rights with a calculated value of $11.71 per Right. Right holders may sell or exercise the Rights by delivering the Company three Rights together with two PRIDES in exchange for two new PRIDES (the "New PRIDES") for a period beginning upon distribution of the Rights and concluding upon expiration of the Rights (February 2001). The terms of the New PRIDES are the same as the original PRIDES, except that the conversion rate was revised and fixed so that, at the time of the issuance of the Rights, the New PRIDES had a value equal to $17.57 more than the original PRIDES.

    In connection with the issuance of the Rights, the Company recorded a non-cash credit of $41 million to litigation settlement and related costs during the first quarter of 2000, with a corresponding decrease to additional paid-in capital. The credit represented an adjustment related to the number of Rights to be issued, which was decreased by approximately 3 million, as such Rights were unclaimed and uncontested.

    On May 3, 2000, pursuant to the PRIDES settlement, the Company issued approximately 4 million additional PRIDES (the "Additional PRIDES"), with a face value of $50 per Additional PRIDES, and received approximately $91 million in cash proceeds related to the issuance of such securities. Only Additional Income PRIDES (having identical terms to the originally issued Income PRIDES) were issued, of which 3,619,374 were immediately converted into 3,619,374 New Income PRIDES and 380,626 remained Additional Income PRIDES. No Additional Growth PRIDES were issued in the offering. Upon the issuance of the Additional Income PRIDES, the Company recorded a reduction to stockholders' equity of $108 million equal to the value of the total future contract adjustment payments to be made.

7.  DEBT REDEMPTION

    In January 2000, the Company redeemed its outstanding 7 1/2% senior notes at a redemption price of 100.695% of par plus accrued interest. In connection with the redemption, the Company recorded an extraordinary loss of $4 million ($2 million, after tax). The loss consisted of the call premium and the write-off of deferred issuance costs.

8.  SECURITIZATIONS

    During the second quarter of 2000, the Company entered into two separate financing agreements with Apple Ridge Funding LLC ("Apple Ridge"), a bankruptcy remote, special purpose entity. Under the terms of these agreements, certain relocation receivables will be transferred for cash, on a revolving basis, to Apple Ridge until January 31, 2005. The Company retains a subordinated residual interest and the related servicing rights and obligations in the relocation receivables. At June 30, 2000, the Company was servicing $738 million of receivables under these agreements.

9.  MANDATORILY REDEEMABLE PREFERRED INTEREST IN A SUBSIDIARY

    In March 2000, a Company-formed limited liability corporation ("LLC") issued a mandatorily redeemable preferred interest ("Senior Preferred Interest") in exchange for $375 million in cash. The Senior Preferred Interest is classified as a mandatorily redeemable preferred interest in a subsidiary in the Consolidated Condensed Balance Sheet. The Senior Preferred Interest is mandatorily redeemable 15 years from the date of issuance and may be redeemed by the Company after 5 years, or earlier in certain circumstances. Distributions on the Senior Preferred Interest are based on the three-month LIBOR plus an applicable margin (1.77%) and are reflected as minority interest in the Consolidated Condensed Statements of Income. Simultaneously with the issuance of the Senior Preferred Interest, the Company transferred certain assets to the LLC. After the sale of the Senior Preferred Interest, the Company owned 100% of both the common interest and the junior preferred interest in the LLC. In the event of default, holders of the Senior Preferred Interest have certain liquidation preferences.

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

    The SEC and the United States Attorney for the District of New Jersey are also conducting investigations relating to the matters referenced above. As a result of the findings from the Company's internal investigations, the Company made all adjustments considered necessary by the Company, which are reflected in its previously filed restated financial statements for the years ended December 31, 1997, 1996 and 1995 and for the six months ended June 30, 1998. On June 14, 2000, pursuant to an offer of settlement made by the

    Company, the SEC issued an Order Instituting Public Administrative Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934, Making Findings and Imposing a Cease and Desist Order. In such Order the SEC found that the Company had violated certain financial reporting provisions of the Securities and Exchange Act of 1934 and ordered the Company to cease and desist from committing any future violations of such provisions. No financial penalties were imposed against the Company.

    On December 7, 1999, the Company announced that it reached a preliminary agreement to settle the principal securities class action pending against the Company in the U.S. District Court in Newark, New Jersey brought on behalf of purchasers of all Cendant and CUC publicly traded securities, other than PRIDES, between May 1995 and August 1998. Under the agreement, the Company would pay the class members approximately $2.85 billion in cash. The settlement remains subject to approval by the court. On June 28, 2000, a hearing was held by the court to hear all objectors to the settlement. The court has not yet entered a ruling on the settlement. If the settlement is not approved by the court, the Company can make no assurances that the final outcome or other settlement of this litigation will not be for an amount greater than that set forth in the preliminary agreement. The proposed settlement does not encompass all litigation asserting claims associated with the accounting irregularities. The Company does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

    FLEET DISPOSITION
    The Company's Fleet segment disposition in June 1999 was structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to a recent interpretive ruling, the Internal Revenue Service ("IRS") has taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If the transaction is not considered a tax-free reorganization, the resultant incremental liability could range between $10 million and $170 million depending upon certain factors including utilization of tax attributes and contractual indemnification provisions. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

    OTHER PENDING LITIGATION
    The Company is involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

11. STOCKHOLDERS' EQUITY

    CD COMMON STOCK REPURCHASES
    During the six months ended June 30, 2000, the Company repurchased $300 million (approximately 17 million shares) of CD common stock under its common stock repurchase program.

    MOVE.COM COMMON STOCK TRANSACTIONS

    NRT Incorporated Investment. On April 14, 2000, NRT Incorporated ("NRT") purchased 319,591 shares of Move.com common stock for $31.29 per share or approximately $10 million in cash. The Company owns $179 million of NRT convertible preferred stock, of which $21 million will be convertible, at the Company's option upon occurrence of certain events, into no more than 50% of NRT's common stock.

    Chatham Street Holdings, LLC Investment. In connection with the recapitalization of NRT in September 1999, the Company entered into an agreement with Chatham Street Holdings, LLC ("Chatham") as consideration for certain amendments made with respect to the NRT franchise agreements, which amendments provided for additional payments of certain royalties to the Company. Pursuant to this agreement, Chatham was granted the right, until September 2001, to purchase 1,561,000 shares of Move.com common stock. On March 31, 2000, Chatham exercised this contractual right and purchased 1,561,000 shares of Move.com common stock for $16.02 per share or approximately $25 million in cash. In connection with such exercise, for every two shares of Move.com common stock purchased, Chatham received a warrant to purchase one share of Move.com common stock at a price equal to $64.08 per share and a warrant to purchase one share of Move.com common stock at a price equal to $128.16 per share. Also during March 2000, the Company invested $25 million in convertible preferred stock of WMC Finance Co. ("WMC"), an online provider of sub-prime mortgages and an affiliate of Chatham (which is convertible into 2,541,946 shares or approximately 12% of WMC's common stock at June 30, 2000), and was granted an option to purchase approximately 5 million shares of WMC common stock.

    Liberty Digital, Inc. Investment. On March 31, 2000, Liberty Digital, Inc. ("Liberty Digital") purchased 1,598,030 shares of Move.com common stock for $31.29 per share in exchange for consideration consisting of $10 million in cash and 813,215 shares of Liberty Digital Class A common stock valued at approximately $40 million. In the event Move.com common stock is not publicly traded by June 30, 2001, the Company will be required to exchange such shares for CD common stock.

    STRATEGIC ALLIANCE
    In February 2000, pursuant to a previously announced strategic alliance, Liberty Media Corporation ("Liberty Media") invested $400 million in cash to purchase 18 million shares of CD common stock and a two-year warrant to purchase approximately 29 million shares of CD common stock at an exercise price of $23.00 per share. In addition, in March 2000, Liberty Media's Chairman, John C. Malone, Ph.D., purchased one million shares of CD common stock for approximately $17 million in cash.

12. SEGMENT INFORMATION

    Management evaluates each segment's performance based upon a modified earnings before interest, income taxes, depreciation, amortization and minority interest calculation. For this purpose, Adjusted EBITDA is defined as earnings before non-operating interest, income taxes, depreciation, amortization and minority interest, adjusted to exclude certain items, which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific.

    Prior to the formation of the Move.com Group in the third quarter of 1999, the historical results of RentNet, Inc. ("RentNet"), a subsidiary of Cendant which was attributed to the Move.com Group, were included in the Company's Individual Membership segment. The Company reclassified the financial results of RentNet for the three and six months ended June 30, 1999 into the Move.com Group segment.

    SEGMENT INFORMATION

                                      THREE MONTHS ENDED JUNE 30,
                        --------------------------------------------------------
                              2000 (1)                  1999           1999 PRO
                        --------------------    --------------------   FORMA (2)
                                    ADJUSTED                ADJUSTED   ADJUSTED
                        REVENUES     EBITDA     REVENUES     EBITDA     EBITDA
                        --------     ------     --------     ------     ------
Travel                   $  294      $  145      $  290      $  146     $  144
Real Estate Franchise       166         125         159         114        113
Relocation                  114          38         107          34         35
Mortgage                     97          30         107          50         50
Individual Membership       188          45         246          17         18
Insurance/Wholesale         145          42         143          50         51
Move.com Group               15         (29)          3          (6)        (6)
Diversified Services        118           8         230          12         12
Fleet                         -           -         106          41         41
                         ------      ------      ------      ------     ------
Total                    $1,137      $  404      $1,391      $  458     $  458
                         ======      ======      ======      ======     ======

                                         SIX MONTHS ENDED JUNE 30,
                        --------------------------------------------------------
                               2000 (1)                 1999            1999 PRO
                        --------------------    --------------------   FORMA (2)
                                    ADJUSTED                ADJUSTED    ADJUSTED
                        REVENUES     EBITDA     REVENUES     EBITDA      EBITDA
                        --------     ------     --------     ------      ------
Travel                   $  565      $  271      $  562      $  291      $  285
Real Estate Franchise       286         209         256         185         182
Relocation                  206          56         198          52          53
Mortgage                    174          42         200          94          94
Individual Membership       393          96         487          29          30
Insurance/Wholesale         290          90         283          88          90
Move.com Group               26         (55)          6         (6)          (6)
Diversified Services        325         107         509          77          82
Fleet                         -           -         207          81          81
                         ------      ------      ------      ------      ------
Total                    $2,265      $  816      $2,708      $  891      $  891
                         ======      ======      ======      ======      ======

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

Provided below is a reconciliation of Adjusted EBITDA to income before income taxes and minority interest.

                                                    THREE MONTHS ENDEDSIX MONTHS ENDED
                                                   ------------------------------------
                                                       JUNE 30,            JUNE 30,
                                                   ----------------    ----------------
                                                    2000      1999      2000      1999
                                                   ------    ------    ------    ------
Adjusted EBITDA                                    $  404    $  458    $  816    $  891
   Depreciation and amortization                      (86)      (97)     (171)     (190)
   Other (charges) credits:
      Restructuring and other unusual charges           -       (23)     (106)      (22)
      Litigation settlement and related costs           -         -        41         -
      Investigation-related costs                      (5)       (6)       (8)       (8)
      Termination of proposed acquisition               -         -         -        (7)
   Interest, net                                      (22)      (54)      (47)     (102)
   Net gain (loss) on dispositions of businesses        4       750       (10)      750
                                                   ------    ------    ------    ------
Income before income taxes and minority interest   $  295    $1,028    $  515    $1,312
                                                   ======    ======    ======    ======

13. CONSOLIDATING CONDENSED FINANCIAL INFORMATION

    In connection with the issuance of Move.com common stock, the Company began disclosing separately, for financial reporting purposes, financial information for the Cendant Group and the Move.com Group. Cendant Group provides various services to and receives various services from the Move.com Group. Inter-group revenues and expenses have been broken out seperately and self-eliminate in consolidation.

    ALLOCATION POLICIES
    Treasury Activities. Through March 31, 2000 (the date of original issuance of move.com common stock) Cendant Group had provided all necessary funding for the operations and investments of the Move.com Group since inception and such funding had been accounted for as capital contributions from the Cendant Group. Accordingly, no interest charges from the Cendant Group were reflected in the accompanying Consolidating Condensed Statements of Income. Surplus cash, transferred from the Move.com Group to the Cendant Group from time to time, had been accounted for as a return of capital. Subsequent to March 31, 2000, all cash transfers from one group to or for the account of the other group are accounted for as inter-group revolving credit advances and may bear interest at a rate similar to the Company's prevailing revolving line of credit rate determined by the Company's Board of Directors, in its sole discretion.

    Revenues. Revenue allocations are supported by signed agreements, between the Cendant Group and the Move.com Group, and are intended to approximate the fair value of services provided.

    Expenses. Cendant Group allocates the cost of its corporate overhead services to the Move.com Group generally based on utilization. Where determinations based on utilization are impracticable, the Cendant Group uses percentages of revenues or other methods and criteria that management believes to be equitable and provide a reasonable estimate of costs attributable to the Move.com Group. The allocations of corporate overhead to the Move.com Group are consistent with the allocations made to subsidiaries within the Cendant Group. Corporate overhead includes charges for legal, accounting (tax and financial), information and telecommunications services, marketing, intellectual property, public relations, corporate offices and travel.

    Expenses, other than corporate overhead allocations, are allocated based upon utilization and usage volume.

    Income Taxes. The income tax benefit and balance sheet accounts include allocations from the Cendant Group and are computed as if the Move.com Group filed its federal and state income tax returns on a stand-alone basis.

    ALLOCATIONS
    The allocations from the Cendant Group to the Move.com Group are comprised as follows: (a) revenues for selling advertising space and links on the Cendant Group real estate franchise systems Web sites, (b) revenues for Web site management associated with the Cendant Group's real estate franchise systems, (c) revenues associated with the Web site development of the Cendant Group's Welcome Wagon subsidiary, (d) expenses for overhead charges,
    (e) expenses associated with an Internet engineering services agreement and
    (f) expenses associated with the Web site development of Cendant Group's Welcome Wagon subsidiary. Additionally, portions of the benefit for income taxes and balance sheet accounts of Move.com Group are based on allocations from the Cendant Group.

    The consolidating condensed financial information, which includes certain allocations between the Cendant Group and the Move.com Group, is presented as follows.

    CONSOLIDATING CONDENSED STATEMENTS OF INCOME

                                          THREE MONTHS ENDED JUNE 30, 2000      THREE MONTHS ENDED JUNE 30, 1999
                                         ----------------------------------    -----------------------------------
                                         CENDANT    MOVE.COM     CENDANT       CENDANT    MOVE.COM      CENDANT
                                          GROUP      GROUP     CONSOLIDATED     GROUP       GROUP     CONSOLIDATED
                                          -----      -----     ------------     -----       -----     ------------
REVENUES
   External revenues                      $1,128        $9         $1,137       $1,388      $    3       $1,391
   Inter-group agreements                     (6)        6              -            -           -            -
                                          ------    ------         ------       ------      ------       ------
Net revenues                               1,122        15          1,137        1,388           3        1,391
                                          ------    ------         ------       ------      ------       ------

EXPENSES
   Operating:
      External expenses                      357         4            361          452           3          455
      Inter-group allocated expenses          (9)        9              -            -           -            -
   Marketing and reservation                 204        24            228          288           -          288
   General and administrative                137         7            144          184           6          190
   Depreciation and amortization              85         1             86           96           1           97
   Other charges, net                          5         -              5           29           -           29
   Interest, net                              23        (1)            22           54           -           54
                                          ------    ------         ------       ------      ------       ------
Total expenses                               802        44            846        1,103          10        1,113
                                          ------    ------         ------       ------      ------       ------

Net gain on dispositions of
   businesses                                  4         -              4          750           -          750
                                          ------    ------         ------       ------      ------       ------

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                     324       (29)           295        1,035          (7)       1,028
Provision (benefit) for income taxes         110       (12)            98          141          (3)         138
Minority interest, net of tax                 22         -             22           16           -           16
                                          ------    ------         ------       ------      ------       ------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                192       (17)           175          878          (4)         874
Loss on sale of discontinued
   operations, net of tax                      -         -              -          (12)          -          (12)
                                          ------    ------         ------       ------      ------       ------
NET INCOME (LOSS)                         $  192    $  (17)        $  175       $  866      $   (4)      $  862
                                          ======    ======         ======       ======      ======       ======

                                           SIX MONTHS ENDED JUNE 30, 2000     SIX MONTHS ENDED JUNE 30, 1999
                                         ----------------------------------  --------------------------------
                                         CENDANT    MOVE.COM      CENDANT    CENDANT   MOVE.COM     CENDANT
                                          GROUP      GROUP     CONSOLIDATED   GROUP     GROUP    CONSOLIDATED
                                          -----      -----     ------------   -----     -----    ------------
REVENUES
   External revenues                      $2,249     $   16       $2,265      $2,702    $    6      $2,708
   Inter-group agreements                    (10)        10            -           -         -           -
                                          ------     ------       ------      ------    ------      ------
Net revenues                               2,239         26        2,265       2,702         6       2,708
                                          ------     ------       ------      ------    ------      ------

EXPENSES
   Operating:
      External expenses                      714         14          728         906         6         912
      Inter-group allocated expenses         (14)        14            -           -         -           -
   Marketing and reservation                 405         39          444         550         -         550
   General and administrative:
      External expenses                      264         13          277         349         6         355
      Inter-group allocated expenses          (1)         1            -           -         -           -
   Depreciation and amortization             169          2          171         189         1         190
   Other charges, net                         72          1           73          37         -          37
   Interest, net                              48         (1)          47         102         -         102
                                          ------     ------       ------      ------    ------      ------
Total expenses                             1,657         83        1,740       2,133        13       2,146
                                          ------     ------       ------      ------    ------      ------

Net gain (loss) on dispositions of
   businesses                                (10)         -          (10)        750         -         750
                                          ------     ------       ------      ------    ------      ------

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                     572        (57)         515       1,319        (7)      1,312
Provision (benefit) for income taxes         199        (23)         176         241        (3)        238
Minority interest, net of tax                 38          -           38          31         -          31
                                          ------     ------       ------      ------    ------      ------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                335        (34)         301       1,047        (4)      1,043
Gain on sale of discontinued
   operations, net of tax                      -          -            -         181         -         181
                                          ------     ------       ------      ------    ------      ------
INCOME (LOSS) BEFORE EXTRAORDINARY
   LOSS AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                         335        (34)         301       1,228        (4)      1,224
Extraordinary loss, net of tax                (2)         -           (2)          -         -           -
                                          ------     ------       ------      ------    ------      ------
INCOME (LOSS) BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE               333        (34)         299       1,228        (4)      1,224
Cumulative effect of accounting
   change, net of tax                        (56)         -          (56)          -         -           -
                                          ------     ------       ------      ------    ------      ------
NET INCOME (LOSS)                         $  277     $  (34)      $  243      $1,228    $   (4)     $1,224
                                          ======     ======       ======      ======    ======      ======

CONSOLIDATING CONDENSED BALANCE SHEETS

                                                      JUNE 30, 2000                      DECEMBER 31, 1999
                                            ----------------------------------    ---------------------------------
                                            CENDANT    MOVE.COM      CENDANT      CENDANT   MOVE.COM      CENDANT
                                             GROUP       GROUP    CONSOLIDATED     GROUP      GROUP    CONSOLIDATED
                                             -----       -----    ------------     -----      -----    ------------
ASSETS
   Cash and cash equivalents                $ 1,219     $    15      $ 1,234      $ 1,163    $     1      $ 1,164
   Receivables, net                             875           7          882        1,018          8        1,026
   Deferred income taxes                      1,409           4        1,413        1,427          -        1,427
   Other current assets                         769          19          788          972          3          975
   Property and equipment, net                1,301          13        1,314        1,344          3        1,347
   Goodwill, net                              3,169           8        3,177        3,266          5        3,271
   Other noncurrent assets                    3,331          19        3,350        3,211          2        3,213
   Assets under management
     and mortgage programs                    2,967           -        2,967        2,726          -        2,726
                                            -------     -------      -------      -------    -------      -------

TOTAL ASSETS                                $15,040     $    85      $15,125      $15,127    $    22      $15,149
                                            =======     =======      =======      =======    =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities                      $ 4,936     $    28      $ 4,964      $ 5,589    $    21      $ 5,610
   Noncurrent liabilities                     2,932           3        2,935        3,231          -        3,231
   Liabilities under management
     and mortgage programs                    2,686           -        2,686        2,624          -        2,624
   Mandatorily redeemable preferred
     securities issued by subsidiary
     holding solely senior debentures
     issued by the Company                    1,679           -        1,679        1,478          -        1,478
   Mandatorily redeemable
     preferred interest in a subsidiary         375           -          375            -          -            -
   Stockholders' equity
     Common stock                                 9           -            9            9          -            9
     Additional paid-in capital               4,434         111        4,545        4,083         19        4,102
     Retained earnings
      (accumulated deficit)                   1,721         (52)       1,669        1,443        (18)       1,425
     Accumulated other
      comprehensive loss                       (168)         (5)        (173)         (42)         -          (42)
     CD treasury stock, at cost              (3,564)          -       (3,564)      (3,288)         -       (3,288)
                                            -------     -------      -------      -------    -------      -------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                      $15,040     $    85      $15,125      $15,127    $    22      $15,149
                                            =======     =======      =======      =======    =======      =======

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                                                     SIX MONTHS ENDED JUNE 30, 2000            SIX MONTHS ENDED JUNE 30, 1999
                                                  -------------------------------------    -------------------------------------
                                                  CENDANT     MOVE.COM       CENDANT       CENDANT     MOVE.COM       CENDANT
                                                   GROUP        GROUP      CONSOLIDATED     GROUP        GROUP      CONSOLIDATED
                                                   -----        -----      ------------     -----        -----      ------------
OPERATING ACTIVITIES
Net income (loss)                                  $  277       $  (34)       $  243        $1,228       $   (4)       $1,224
Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in) operating activities:
   Gain on sale of discontinued
      operations, net of tax                            -            -             -          (181)           -          (181)
   Extraordinary loss                                   4            -             4             -            -             -
   Cumulative effect of
      accounting change                                89            -            89             -            -             -
   Restructuring and other
      unusual charges                                 105            1           106            22            -            22
   Payments of restructuring,
      merger-related and other
      unusual charges                                 (38)           -           (38)          (34)           -           (34)
   Litigation settlement and related
      costs                                           (41)           -           (41)            -            -             -
   Net (gain) loss on dispositions
      of businesses                                    10            -            10          (750)           -          (750)
   Depreciation and amortization                      169            2           171           188            1           190
   Other, net                                        (142)         (17)         (159)         (133)           2          (132)
   Management and mortgage
      programs                                       (214)           -          (214)          895            -           895
                                                   ------       ------        ------        ------       ------        ------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                               219          (48)          171         1,235           (1)        1,234
                                                   ------       ------        ------        ------       ------        ------

INVESTING ACTIVITIES
Property and equipment additions                     (105)         (10)         (115)         (130)           -          (130)
Net assets acquired (net of
    cash acquired) and acquisition-
   related payments                                   (16)           -           (16)         (142)           -          (142)
Net proceeds from dispositions of
   businesses                                           4            -             4         2,615            -         2,615
Other, net                                            (79)           -           (79)           30            -            30
Management and mortgage
   programs                                           104            -           104          (990)           -          (990)
                                                   ------       ------        ------        ------       ------        ------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                               (92)         (10)         (102)        1,383            -         1,383
                                                   ------       ------        ------        ------       ------        ------

FINANCING ACTIVITIES
Principal payments on borrowings                     (776)           -          (776)           (1)           -            (1)
Issuances of CD common stock                          491            -           491            52            -            52
Issuances of Move.com
   common stock                                         -           45            45             -            -             -
Repurchases of CD common stock                       (300)           -          (300)       (1,342)           -        (1,342)
Proceeds from mandatorily redeemable
   preferred securities issued by
   subsidiary holding solely senior
   debentures issued by the Company                    91            -            91             -            -             -
Proceeds from mandatorily
   redeemable preferred interest in
   a subsidiary                                       375            -           375             -            -             -
Other, net                                             (3)           -            (3)           (6)           -            (6)
Management and mortgage
   programs                                            55            -            55           667            -           667
Inter-group funding, net                              (27)          27             -            (1)           1             -
                                                   ------       ------        ------        ------       ------        ------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                               (94)          72           (22)         (631)           1          (630)
                                                   ------       ------        ------        ------       ------        ------

Effect of changes in exchange rates
   on cash and cash equivalents                        23            -            23            67            -            67
                                                   ------       ------        ------        ------       ------        ------

Net increase in cash and
   cash equivalents                                    56           14            70         2,054            -         2,054
Cash and cash equivalents,
   beginning of period                              1,163            1         1,164         1,009            -         1,009
                                                   ------       ------        ------        ------       ------        ------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                   $1,219       $   15        $1,234        $3,063       $    -        $3,063
                                                   ======       ======        ======        ======       ======        ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts are in millions.

RESULTS OF CONSOLIDATED OPERATIONS

REVENUES

Revenues for the three months ended June 30, 2000 decreased $254 million (18%) compared with the corresponding period in 1999 due to the effects of non-strategic businesses disposed throughout 1999 and 2000. Excluding the operating results of 1999 and 2000 dispositions, revenues increased $27 million (2%), which primarily reflected moderate growth in real estate royalty fees and an increase in service based fees from our relocation business, partially offset by a decline in revenues related to a decrease in mortgage volume.

Revenues for the six months ended June 30, 2000 decreased $443 million (16%) compared with the corresponding period in 1999 due to the effects of non-strategic businesses disposed throughout 1999 and 2000. Excluding the operating results of 1999 and 2000 dispositions, revenues increased $93 million (4%), which primarily reflected growth attributable to (i) an increase in real estate royalty fees, (ii) a favorable mix of membership products, (iii) an increase in sponsorship revenues due to our continued investment in the marketing of the move.com network and (iv) an increase in tax return volume and average fee per tax return. Revenue increases were partially offset by a revenue decline related to a decrease in mortgage volume.

OTHER CHARGES (CREDITS)

RESTRUCTURING AND OTHER UNUSUAL CHARGES
First Quarter 2000 Charge. During the first quarter of 2000, management, with the appropriate level of authority, formally committed to various strategic initiatives. As a result of such initiatives, we incurred restructuring and other unusual charges ("Unusual Charges") of $106 million during the first quarter of 2000. The restructuring initiatives were aimed at improving the overall level of organizational efficiency, consolidating and rationalizing existing processes, reducing cost structures in our underlying businesses and other related efforts. These initiatives primarily affected our Travel, Individual Membership and Insurance/Wholesale segments and are expected to be substantially completed over the next nine months. The initial recognition of the Unusual Charges and the corresponding utilization from inception is summarized by category of expenditure as follows:

                            UNUSUAL      CASH         OTHER        BALANCE AT
                            CHARGES    PAYMENTS    REDUCTIONS    JUNE 30, 2000
                            -------    --------    ----------    -------------
Personnel related            $   25     $    7       $    1          $   17
Asset impairments and
   contract terminations         26          1           25               -
Facility related                  9          -            -               9
Other unusual charges            46         29           14               3
                             ------     ------       ------          ------
Total Unusual Charges        $  106     $   37       $   40          $   29
                             ======     ======       ======          ======

Personnel related costs include severance resulting from the consolidation and relocation of business operations and certain corporate functions as well as other related costs. We formally communicated to 971 employees, representing a wide range of employee groups, as to their separation from us. As of June 30, 2000, approximately 340 employees were terminated. In connection with a change in our strategic focus to an online business model, we recognized $23 million of asset impairments associated with the planned exit of a timeshare software development business and $3 million of other asset write-offs and various contract termination costs. Facility related costs consist of facility closures and lease obligations resulting from the consolidation and relocation of business operations. Other unusual charges include a $21 million charge to fund an irrevocable contribution to an independent technology trust responsible for the installation of a property management system sponsored by us, which will provide for integrated Web capabilities enabling lodging franchisees to maximize Internet opportunities. Additionally, we incurred other unusual charges of $11 million associated with executive terminations, $7 million principally related to the abandonment of certain computer system applications, $3 million related to stock option contract modifications and $4 million of other related costs. The total Unusual Charges will require cash expenditures of approximately $62 million, expected to be spent primarily in 2000, and are anticipated to increase pre-tax income by approximately $25 million to $30 million annually, commencing in 2001. All cash requirements are expected to be funded from operations. Liabilities remaining at June 30, 2000 consisted of personnel related costs, charges associated with facility closures and related lease obligations and other unusual charges.

1997 Charge. During the six months ended June 30, 2000, cash outlays of $1 million were applied against the 1997 merger-related and other unusual charges reserve for severance payments. As a result, the 1997 merger-related and other unusual charges reserve of $71 million at June 30, 2000 primarily relates to future severance payments, executive termination benefits and lease termination payments, which will be settled upon the resolution of related contingencies and in accordance with applicable lease installment plans.

LITIGATION SETTLEMENT AND RELATED COSTS
In connection with the issuance of Rights on March 14, 2000, under the FELINE PRIDES ("PRIDES") settlement, we recorded a non-cash credit of $41 million during the first quarter of 2000. The credit represented an adjustment related to the number of Rights to be issued, which was decreased by approximately 3 million, as such Rights were unclaimed and uncontested. For a detailed discussion regarding the issuance of Rights pursuant to the PRIDES settlement, see Note 6 to our Consolidated Condensed Financial Statements.

INTEREST, NET AND MINORITY INTEREST, NET OF TAX

Interest, net for the three and six months ended June 30, 2000 decreased $32 million (59%) and $55 million (54%), respectively, primarily as a result of a decrease in the average debt balance outstanding. Minority interest, net of tax for the three and six months ended June 30, 2000 increased $6 million (38%) and $7 million (23%), respectively, primarily due to the May 2000 issuance of Additional PRIDES and the March 2000 issuance of a mandatorily redeemable preferred interest in a subsidiary. For a detailed discussion regarding the Additional PRIDES and the mandatorily redeemable preferred interest, see Notes 6 and 9, respectively, to our Consolidated Condensed Financial Statements.

PROVISION FOR INCOME TAXES

Our effective tax rate for the three months ended June 30, 2000 increased to 33.2% from 13.4% in 1999. Our effective tax rate for the six months ended June 30, 2000 increased to 34.2% from 18.1% in 1999. Such change is attributable to the 1999 disposition of our former Fleet segment which was treated as a tax-free reorganization for tax purposes.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

On January 1, 2000, we revised certain revenue recognition policies regarding the recognition of non-refundable one-time fees and the recognition of pro rata refundable subscription revenue as a result of the adoption of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." We previously recognized non-refundable one-time fees at the time of contract execution and cash receipt. This policy was changed to the recognition of non-refundable one-time fees on a straight line basis over the life of the underlying contract. We previously recognized pro rata refundable subscription revenue equal to procurement costs upon initiation of a subscription. Additionally, the amount in excess of procurement costs was recognized over the subscription period. This policy was changed to the recognition of pro rata refundable subscription revenue on a straight line basis over the subscription period. Procurement costs will continue to be expensed as incurred. The adoption of SAB No. 101 also resulted in a non-cash charge of approximately $89 million ($56 million, after tax) on January 1, 2000 to account for the cumulative effect of the accounting change.

NET INCOME

Net income for the three months ended June 30, 2000 decreased $687 million (80%) compared with the corresponding period in 1999 primarily as a result of:
    o    the 1999 net gain on dispositions of businesses ($709 million),
    o a reduction in Adjusted EBITDA from on-going businesses ($18 million) and
    o    the impact of operating results from disposed businesses ($16 million),

partially offset by:
    o    a reduction in interest expense ($20 million),
    o    a decrease in other charges ($16 million), and
    o    the 1999 loss on sale of discontinued operations ($12 million).

Net income for the six months ended June 30, 2000 decreased $981 million (80%) compared with the corresponding period in 1999 primarily as a result of:
    o    the 1999 net gain on dispositions of businesses ($709 million),
    o    the 1999 gain on sale of discontinued operations ($181 million),
    o    the 2000 cumulative effect of accounting change ($56 million),
    o    the impact of operating results from disposed businesses ($26 million),
    o    an increase in other charges ($25 million) and
    o    a reduction in Adjusted EBITDA from on-going businesses ($21 million),

partially offset by a reduction in interest expense ($34 million).

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

THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

                                                                                             ADJUSTED EBITDA
                                      REVENUES                     ADJUSTED EBITDA               MARGIN
                             --------------------------    -------------------------------    ------------
                                                    %                                  %
                               2000      1999    CHANGE      2000         1999      CHANGE    2000    1999
                               ----      ----    ------      ----         ----      ------    ----    ----
Travel                       $   294   $   290      1%     $   145      $   146(2)    (1)%     49%    50%
Real Estate
     Franchise                   166       159      4%         125          114       10%      75%    72%
Relocation                       114       107      7%          38           34       12%      33%    32%
Mortgage                          97       107     (9)%         30           50      (40)%     31%    47%
Individual
   Membership                    188       246    (24)%         45           17(3)   165%      24%     7%
Insurance/
   Wholesale                     145       143      1%          42           50      (16)%     29%    35%
Move.com Group                    15         3      *          (29)          (6)       *        *      *
Diversified Services             118       230    (49)%          8 (1)       12(4)   (33)%      7%     5%
Fleet                              -       106                   -           41        *        *     39%
                             -------   -------             -------      -------
Total                        $ 1,137   $ 1,391             $   404      $   458
                             =======   =======             =======      =======

--------------
*   Not meaningful.
(1) Excludes $5 million of investigation-related costs, partially offset by $4 million of gains related to the dispositions of businesses.
(2) Excludes $23 million of additional charges to fund an irrevocable contribution to an independent technology trust responsible for completing the transition of our lodging franchisees to a property management system sponsored by us.
(3) Excludes $34 million of net gains related to the dispositions of businesses.
(4) Excludes $716 million of net gains related to the dispositions of businesses, partially offset by $6 million of investigation-related costs.

TRAVEL
Revenues increased $4 million (1%) while Adjusted EBITDA decreased $1 million (1%) in second quarter 2000 compared with second quarter 1999. Royalties from our franchise business increased approximately $2 million principally due to a 3% increase in available rooms within our lodging businesses. Timeshare subscription revenues grew $3 million primarily due to a 2% growth in memberships. The increase in timeshare subscription revenues was net of a $2 million reduction in subscription revenues attributable to the January 1, 2000 implementation of SAB No. 101. Contributing to the Adjusted EBITDA reduction in second quarter 2000 was $2 million related to the timing of cost allocations to the lodging brands' national advertising funds and an additional $3 million of corporate overhead allocations. The increase in corporate overhead allocations resulted from a refinement of allocation methods in 2000 due to our significant divestitures in 1999. Additionally, a $3 million gain was recognized in second quarter 1999 associated with the sale of a portion of our common equity interest in Avis Group Holdings Inc. ("Avis") and $5 million of recurring dividend income was recognized in second quarter 2000 from our preferred stock investment in Avis. Our common equity interest in Avis, which is approximately 18% and accounted for under the equity method, resulted in equity in earnings of $6 million and $5 million for the three months ended June 30, 2000 and 1999, respectively. Excluding the impact of non-recurring items, comprised of SAB No. 101, the increase in corporate allocations and the 1999 gain on sale of our common equity interest in Avis, revenues and Adjusted EBITDA increased $9 million (3%) and $9 million (6%), respectively, in second quarter 2000 compared with second quarter 1999.

REAL ESTATE FRANCHISE
Revenues and EBITDA increased $7 million (4%) and $11 million (10%), respectively, in second quarter 2000 compared with second quarter 1999. Royalty fees for the CENTURY 21(R), COLDWELL BANKER(R) and ERA(R) franchise brands collectively increased by $15 million (12%). Through the five months ended May 31, 2000, the National Association of Realtors, a provider of real estate industry statistics, has reported a 5% year-over-year decrease in the number of United States existing home sales and an average price increase of 5%. We have significantly outperformed such industry statistics as home sales remained constant over the comparable periods while our average price of homes sold by our franchisees improved by 12%. This was accomplished through a combination of home sales through existing franchised brokerages and new franchises added during the period. Through our continued franchise sales efforts, we have effectively increased our year-to-date market share of homes sold by 1%. Beginning in second quarter 1999, the financial results of the national advertising funds for the COLDWELL BANKER(R) and ERA(R) brands (the "Advertising Funds") were consolidated into the segment's financial results. Accordingly in 1999, the year-to-date financial results of the Advertising Funds for six months were consolidated as compared with three months of activity in second quarter 2000. As a result, second quarter 1999 reflected $7 million more revenues and corresponding expenses than second quarter 2000 with no impact on EBITDA. On a comparable basis, had only three months of financial results from the Advertising Funds been consolidated in second quarter 1999, revenues would have increased 9% and the EBITDA margin would have remained constant at 75%.

RELOCATION
Revenues and EBITDA increased $7 million (7%) and $4 million (12%), respectively, in second quarter 2000 compared with second quarter 1999. The EBITDA margin grew from 32% in second quarter 1999 to 33% in second quarter 2000. Revenues and EDITDA reflect increases in service based fees for second quarter 2000 versus second quarter 1999 including increases in: (i) outsourcing fees of $2 million as a result of expanded service; (ii) international service fees of $3 million as a result of increased marketing and sales efforts; and
(iii) other ancillary service fees of $3 million. The increase in service fee revenues reflects a continuing trend in our business from asset based to service based revenues. Also contributing to increases in revenues and EBITDA was $4 million of favorable net interest income in second quarter 2000 compared with second quarter 1999. Partially offsetting the growth in revenue and EBITDA was a $7 million gain recognized in second quarter 1999 on the sale of a minority interest in an insurance subsidiary. On a comparable basis, excluding the non-recurring gain, revenues and EBITDA increased $14 million (14%) and $11 million (41%), respectively, in second quarter 2000 compared with second quarter 1999.

MORTGAGE
Revenues and EBITDA decreased $10 million (9%) and $20 million (40%), respectively, in second quarter 2000 compared with second quarter 1999. Revenues from mortgage loans closed declined $10 million. Mortgage closings for the quarter of $5.9 billion consisted of $5.5 billion in purchase mortgages and $400 million in refinancing mortgages. Closings for the quarter declined by $1.9 billion (24%) primarily because of a $1.4 billion reduction in mortgage refinancing volume. Purchase mortgage closings declined by $500 million overall from second quarter 1999 while retail purchase mortgages, which are loans where we interact directly with the consumer, decreased $100 million to $4.6 billion. Retail mortgage lending has been our primary focus and accounted for more than 80% of loan volume in the first six months of 2000. Moreover, we ranked as the sixth largest retail mortgage lender in first quarter 2000, the latest period for which data is available, as provided by the National Mortgage News. Our closing volume in second quarter 2000 exceeded first quarter 2000 levels by $2.0 billion (54%), of which $1.7 billion were retail mortgages. Mortgage closings from our Internet business, known as Log-In, Move-In, amounted to $244 million in second quarter 2000, compared with $64 million in second quarter 1999. The quarter-over-quarter collective decrease in closing volume was partially offset by lower direct costs per loan. Revenues generated by our servicing portfolio remained constant with last year despite a $14.5 billion (33%) increase in the average servicing portfolio, principally because of higher servicing amortization expenses. The EBITDA margin decreased from 47% in second quarter 1999 to 31% in second quarter 2000. The decline in EBITDA and the EBITDA margin resulted principally from reduced volume of refinancings and increased spending for technology, infrastructure and teleservices costs to support capacity anticipated in future periods. Although no assurances can be made, we expect that market conditions will improve in the second half of the year to produce more positive comparisons as the year progresses. However, we currently expect full year 2000 EBITDA to be slightly lower than 1999.

INDIVIDUAL MEMBERSHIP
Revenues decreased $58 million (24%) in second quarter 2000 compared with second quarter 1999, while Adjusted EBITDA increased $28 million (165%) over the same period. The Adjusted EBITDA margin improved to 24% in second quarter 2000 from 7% in second quarter 1999. The 1999 dispositions of certain business units and the formation of Netmarket Group, Inc. ("Netmarket") as an independent company in 1999 (resulting in no future consolidation), collectively contributed $59 million to the quarter-over-quarter decrease in revenues and $8 million to the increase in Adjusted EBITDA. On a comparable basis, excluding the operations of such divested businesses, revenues remained relatively constant, while Adjusted EBITDA increased $20 million (80%). Contributing to the revenue and Adjusted EBITDA increase was $8 million of fees received from the sale of certain referral agreements with car dealers during second quarter 2000. The Adjusted EBITDA margin increased substantially while the number of individual memberships declined in second quarter 2000 compared with second quarter 1999, reflecting our strategy to focus principally on profitability by targeting our marketing efforts. We reduced our solicitation spending by $14 million in second quarter 2000 compared with second quarter 1999. The impact of lower new membership volume was substantially offset by a favorable mix of products and programs with marketing partners.

INSURANCE/WHOLESALE
Revenues increased $2 million (1%) in second quarter 2000 compared with second quarter 1999. The increase in revenues was principally attributable to international expansion. EBITDA decreased $8 million (16%) quarter-over-quarter. The decrease in EBITDA was primarily due to costs of consolidating and relocating a business unit in California with another business unit located in Tennessee. The consolidation of such domestic operations is expected to generate significant expense savings in future periods.

MOVE.COM GROUP
Move.com is our Internet real estate services portal which was launched in January 2000. Revenues increased $12 million to $15 million in second quarter 2000, while EBITDA decreased $23 million to a loss of $29 million for the same period. The increase in revenues principally reflects a significant increase in sponsorship revenues made possible by the portal's launch. The decline in EBITDA reflects our increased investment in marketing and development of the move.com network. We expect Move.com Group to continue to report EBITDA losses in the foreseeable future as we invest in the growth of the business.

DIVERSIFIED SERVICES
Revenues decreased $112 million while Adjusted EBITDA decreased $4 million in second quarter 2000 compared with second quarter 1999. Revenues decreased as a result of the 1999 dispositions of several business operations. The operating results of divested businesses were included through their respective disposition dates in 1999. The absence of such divested businesses from second quarter 2000 operations resulted in a reduction in revenues of $113 million with no impact on Adjusted EBITDA. Adjusted EBITDA in second quarter 2000 includes $6 million of costs incurred to pursue Internet initiatives through our Cendant Internet Group.

FLEET
Revenues and EBITDA for the three months ended June 30, 1999 were $106 million and $41 million, respectively.

SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

                                                                                           ADJUSTED EBITDA
                                         REVENUES                ADJUSTED EBITDA               MARGIN
                             --------------------------   ------------------------------   ---------------
                                                    %                               %
                               2000      1999    CHANGE    2000 (1)     1999     CHANGE     2000     1999
                               ----      ----    ------    --------     ----     ------     ----     ----
Travel                       $   565   $   562      1%    $   271(2)  $   291(4)    (7)%     48%      52%
Real Estate
     Franchise                   286       256     12%        209         185       13%      73%      72%
Relocation                       206       198      4%         56          52        8%      27%      26%
Mortgage                         174       200    (13)%        42          94      (55)%     24%      47%
Individual
   Membership                    393       487    (19)%        96          29(5)   231%      24%       6%
Insurance/
   Wholesale                     290       283      2%         90          88        2%      31%      31%
Move.com Group                    26         6       *        (55)         (6)        *        *        *
Diversified Services             325       509       *        107(3)       77(6)      *        *        *
Fleet                              -       207       *          -          81         *        *      39%
                             -------   -------            -------     -------
Total                        $ 2,265   $ 2,708            $   816     $   891
                             =======   =======            =======     =======

--------------
*     Not meaningful.
(1) Excludes a charge of $106 million in connection with restructuring and other initiatives focused principally on improving the overall level of organizational efficiency, consolidating and rationalizing existing processes, reducing cost structures in our underlying businesses and other related efforts ($60 million, $1 million, $1 million, $23 million, $9 million, $1 million and $11 million of charges were recorded within the Travel, Relocation, Mortgage, Individual Membership, Insurance/Wholesale, Move.com Group and Diversified Services segments, respectively).
(2)   Excludes $4 million of losses related to the dispositions of businesses.
(3) Excludes a non-cash credit of $41 million in connection with a change to the original estimate of the number of Rights to be issued in connection with the PRIDES settlement resulting from unclaimed and uncontested Rights. Such changes were partially offset by $6 million of losses related to the disposition of businesses and $8 million of investigation-related costs.
(4) Excludes $23 million of additional charges to fund an irrevocable contribution to an independent technology trust responsible for completing the transition of our lodging franchisees to a property management system sponsored by us.
(5) Excludes $34 million of net gains related to the dispositions of businesses.
(6) Excludes $716 million of net gains related to the dispositions of businesses and a $1 million unusual credit recorded in connection with the sale of a subsidiary, partially offset by $8 million of investigation-related costs and a $7 million charge related to the termination of a proposed acquisition.

TRAVEL
Revenues increased $3 million (1%) while Adjusted EBITDA decreased $20 million (7%) in six months 2000 compared with six months 1999. Royalties from our franchise business increased approximately $4 million (2%) principally due to a 4% increase in available rooms within our lodging business. Timeshare exchange revenues grew $2 million primarily due to a 2% increase in memberships. Timeshare subscription revenues increased $1 million period-over-period despite the impact of SAB No. 101, which resulted in a $5 million reduction in timeshare subscription revenues. Contributing to the Adjusted EBITDA reduction in six months 2000 was $5 million related to the timing of cost allocations to the lodging brands' national advertising funds and an additional $7 million of corporate overhead allocations. The increase in overhead allocations resulted from a refinement of allocation methods in 2000 due to our significant divestitures in 1999. Other contributing factors to the Adjusted EBITDA reduction was the recognition in six months 2000 of $3 million of obligations relating to a prior acquisition and $6 million of initial franchise fees received during six months 1999 in connection with the generation of a master license agreement and joint venture within our timeshare business. Additionally, $10 million of gains was recognized in six months 1999 associated with the sale of a portion of our common equity interest in Avis and recurring dividend income of $9 million was recognized in six months 2000 from our preferred stock investment in Avis. Our common equity interest in Avis, which is approximately 18% and accounted for under the equity method, resulted in equity in earnings of $6 million and $8 million for the six months ended June 30, 2000 and 1999, respectively. Excluding the impact of non-recurring items, comprised of SAB No. 101, the increase in corporate allocations and the 1999 gain on sale of our common equity interest in Avis, revenues and Adjusted EBITDA increased $18 million (3%) and $7 million (2%), respectively, in six months 2000 compared with six months 1999.

REAL ESTATE FRANCHISE
Revenues and EBITDA increased $30 million (12%) and $24 million (13%), respectively, in six months 2000 compared with six months 1999. Royalty fees for the CENTURY 21(R), COLDWELL BANKER(R) and ERA(R) franchise brands collectively increased $28 million (14%). Through our continued franchise sales efforts, we have effectively increased our year-over-year market share of homes sold by 1%. As a result of the revenue increase, with only marginal increases in expenses, the EBITDA margin increased from 72% in six months 1999 to 73% in six months 2000.

RELOCATION
Revenues and Adjusted EBITDA increased $8 million (4%) and $4 million (8%), respectively, in six months 2000 compared with six months 1999. The Adjusted EBITDA margin increased from 26% in six months 1999 to 27% in six months 2000. Revenues and Adjusted EBITDA reflect increases in service based fees for six months 2000 versus six months 1999 including increases in: (i) outsourcing fees of $5 million as a result of expanded services; (ii) international fees of $4 million as a result of increased marketing and sales efforts and; (iii) other ancillary service fees of $5 million. The increase in service fee revenues reflects a continuing trend in our business from asset based to service based revenues. Also contributing to increases in revenues and Adjusted EBITDA was $4 million of favorable net interest income in six months 2000 compared with six months 1999. The aforementioned increases in service based fees was partially offset by lower corporate and government home sale closings. In addition, a $7 million gain was recognized in six months 1999 on the sale of a minority interest in an insurance subsidiary. On a comparable basis, excluding the non-recurring gain, revenues and Adjusted EBITDA increased $15 million (8%) and $11 million (24%), respectively, in six months 2000 compared with six months 1999.

MORTGAGE
Revenues and Adjusted EBITDA decreased $26 million (13%) and $52 million (55%), respectively, in six months 2000 compared with six months 1999, caused primarily by a $28 million decline in revenues from mortgage loans closed. Mortgage loan closings for six months 2000 were $9.7 billion, consisting of $9.0 billion in purchase mortgages and $700 million in refinancing mortgages. Loans closed declined by $4.8 billion (33%), primarily because of a $4.3 billion reduction in mortgage refinancing volume. Purchase mortgage closings in our retail lending business amounted to $7.6 billion in both six months 2000 and 1999. Mortgage closings from our Internet business, known as Log-In, Move-In, amounted to $404 million in six months 2000, compared with $91 million in six months 1999. Loan servicing revenues increased $2 million (4%) in six months 2000 versus six months 1999. Loan servicing revenues in 1999 included a $9 million gain on the sale of servicing rights. The average servicing portfolio grew approximately $10 billion (24%) in six months 2000 versus the prior year period. The Adjusted EBITDA margin decreased from 47% in six months 1999 to 24% in six months 2000. The declines in Adjusted EBITDA and the Adjusted EBITDA margin resulted principally from the reduced volume of refinancings and increased spending for technology, infrastructure and teleservices costs incurred to support capacity for volume anticipated in future periods. Although no assurances can be made, we expect that market conditions will improve in the second half of the year and produce more positive comparisons as the year progresses. However, we currently expect full year 2000 Adjusted EBITDA to be slightly lower than 1999.

INDIVIDUAL MEMBERSHIP
Revenues decreased $94 million (19%) in six months 2000 compared with six months 1999, while Adjusted EBITDA increased $67 million over the same period. The Adjusted EBITDA margin improved to 24% in six months 2000 from 6% in six months 1999. The 1999 dispositions of certain business units and the formation of Netmarket as an independent company in 1999 (resulting in no future consolidation), collectively contributed $110 million to the period-over-period decrease in revenues and $16 million to the increase in Adjusted EBITDA. Excluding the six months 1999 operating results of Netmarket and the divested businesses, revenues increased $16 million (4%) and Adjusted EBITDA increased $51 million (113%). Contributing to the revenue and Adjusted EBITDA increase was $8 million of fees received from the sale of certain referral agreements with car dealers during second quarter 2000. The Adjusted EBITDA margin increased substantially while the number of individual memberships declined in six months 2000 compared with six months 1999, reflecting our strategy to focus principally on profitability within this business by carefully targeting our marketing efforts and reducing expenses incurred to reach potential new members. We reduced our solicitation spending by $26 million in six months 2000 compared with six months 1999. In addition, we experienced a favorable mix of products and programs with marketing partners which further contributed to the revenue and Adjusted EBITDA growth in six months 2000 compared with the prior year period.

INSURANCE/WHOLESALE
Revenues increased $7 million (2%) in six months 2000 compared with six months 1999. Adjusted EBITDA increased $2 million (2%) over the same period. The increase in revenues was principally attributable to international expansion. International revenues and Adjusted EBITDA increased $6 million and $2 million, respectively, primarily due to an increase in customers. The increase in Adjusted EBITDA was primarily due to a decrease in marketing expense resulting from longer amortization periods for certain customer acquisition costs, substantially offset by costs incurred during six months 2000 related to a consolidation of domestic operations in Nashville, Tennessee. The Adjusted EBITDA margin remained constant at 31% for the comparable six month periods. The Adjusted EBITDA margin for domestic operations was 36% in six months 2000 versus 37% in six months 1999 and the Adjusted EBITDA margin for international operations was 16% for six months 2000 versus 15% in six months 1999. Domestic operations, which represented 73% of segment revenues in six months 2000 and 75% in the six months 1999, generated higher Adjusted EBITDA margins than international operations as a result of continued expansion costs incurred internationally to penetrate new markets.

MOVE.COM GROUP
Revenues increased $20 million to $26 million in six months 2000, while Adjusted EBITDA decreased $49 million to a loss of $55 million for the same period. These results reflect a significant increase in sponsorship revenues made possible by the portal's launch and our increased investment in marketing and development of the portal. We expect Move.com will continue to report Adjusted EBITDA losses as we invest in the growth of the business.

DIVERSIFIED SERVICES
Revenues decreased $184 million and Adjusted EBITDA increased $30 million in six months 2000 compared with six months 1999. Revenues decreased primarily as a result of the 1999 dispositions of several business operations. The operating results of divested businesses were included through their respective disposition dates in 1999. The absence of such divested businesses from six months 2000 operations resulted in a reduction in revenues of $219 million but improved Adjusted EBITDA by $5 million. Excluding the impact of divested businesses on six months 1999 operating results, revenue and Adjusted EBITDA increased $35 million and $25 million, respectively, in six months 2000. Revenue and Adjusted EBITDA increases were partially due to a 26% increase in tax return volume, a 6% increase in the average fee per return and improved collections by our Jackson Hewitt tax preparation franchise business which contributed an incremental $14 million and $18 million of revenue and Adjusted EBITDA, respectively. In addition, our National Car Parks business experienced revenue and Adjusted EBITDA growth of $9 million and $6 million, respectively. Also, the favorable impact on revenue and Adjusted EBITDA of $12 million of incremental income recognized from financial investments was principally offset by $11 million of expenses incurred during six months 2000 to pursue Internet initiatives through our Cendant Internet Group.

FLEET
On June 30, 1999, we completed the disposition of our Fleet segment for aggregate consideration of $1.8 billion. Revenues and EBITDA for the six months ended June 30, 1999, were $207 million and $81 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have sufficient liquidity, based upon cash flows provided by our operations, and access to liquidity through various other sources, including public debt and equity markets and financial institutions. Activities of our management and mortgage programs are autonomous and distinct from our other activities. Therefore, management believes it is more useful to review the debt financing and cash flows of management and mortgage programs separately from the debt financing and cash flows of our other activities.

We continually explore and conduct discussions with regard to acquisitions and other strategic corporate transactions in our industries and in other franchise, franchisable or service businesses. As part of this regular on-going evaluation of acquisition opportunities, we currently are engaged in a number of separate, unrelated preliminary discussions concerning possible acquisitions. The purchase price for the possible acquisitions may be paid in cash, through the issuance of CD common stock and/or Move.com common stock (which would increase the number of shares of each CD common stock and Move.com common stock outstanding) or other of our securities, borrowings, or a combination thereof. Prior to consummating any such possible acquisition, we will need to, among other things, initiate and complete satisfactorily our due diligence investigations; negotiate the financial and other terms (including price) and conditions of such acquisitions; obtain appropriate Board of Directors, regulatory and other necessary consents and approvals; and, if necessary, secure financing. No assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. In the past, we have been involved in both relatively small acquisitions and acquisitions which have been significant.

On December 7, 1999, we announced that we reached a preliminary agreement to settle the principal securities class action pending against us in the U.S. District Court in Newark, New Jersey brought on behalf of purchasers of all Cendant and CUC publicly traded securities, other than PRIDES, between May 1995 and August 1998. Under the agreement, we would pay the class members approximately $2.85 billion in cash. The settlement remains subject to approval by the court. On June 28, 2000, a hearing was held by the court to hear all objectors to the settlement. The court has not yet returned a ruling on the settlement. If the settlement is not approved by the court, we can make no assurances that the final outcome or other settlement of this litigation will not be for an amount greater than that set forth in the preliminary agreement. Our plan to finance the settlement reflects the existence of a range of financing alternatives, which we have considered to be potentially available. At a minimum, these alternatives entail using various combinations of (i) available cash generated from operations, (ii) debt securities and/or (iii) equity securities. The choice among alternatives will depend on numerous factors, including the time of the actual settlement payment, the relative costs of various securities, our cash balance, our projected post-settlement cash flows and market conditions.

The proposed settlement does not encompass all litigation asserting claims associated with the accounting irregularities. We do not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, we do not believe that the impact of such unresolved proceedings should result in a material liability to us in relation to our consolidated financial position or liquidity.

DEBT FINANCING

EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS
At June 30, 2000, aggregate outstanding borrowings consisted of the following:

     73/4% senior notes (1)                    $1,149
     3% convertible subordinated notes  (1)       548
     Term loan facility                           375
                                              -------
                                               $2,072
                                              =======
-----------
(1) Publicly issued fixed rate debt.

We had (i) $1.8 billion of committed bank facilities, which were currently undrawn and available, with the exception of $5 million of letters of credit and
(ii) $2.2 billion of availability under existing shelf registration statements. Our credit facilities contain certain restrictive covenants, including restrictions on indebtedness of material subsidiaries, consent to mergers and limitations on liens, liquidations, and sale and leaseback transactions. Maintenance of certain financial ratios is also required.

In January 2000, we used available cash to redeem our outstanding 7 1/2% senior notes at a redemption price of 100.695% of par, plus accrued interest.

RELATED TO MANAGEMENT AND MORTGAGE PROGRAMS
Our PHH subsidiary operates our mortgage and relocation services businesses as a separate public reporting entity and supports the origination of mortgages and advances under relocation contracts primarily by issuing commercial paper and medium-term notes and by maintaining secured obligations. PHH debt is not classified based on contractual maturities, but rather is included in liabilities under management and mortgage programs since the debt corresponds directly with the high quality related assets. At June 30, 2000, aggregate outstanding borrowings under management and mortgage programs consisted of the following:

     Commercial paper                    $ 1,383
     Medium-term notes                       390
     Secured obligations  (1)                470
     Other                                   126
                                         -------
                                         $ 2,369
                                         =======
-----
(1) Consists of a 364-day financing agreement to sell mortgage loans under an agreement to repurchase such mortgages. The agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under this agreement is $500 million. The agreement is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement.

Debt is issued by PHH without recourse to the parent company. PHH expects to continue to maximize its access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses.

PHH minimizes its exposure to interest rate and liquidity risk by effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources and securing available credit under committed banking facilities. Depending upon asset growth and financial market conditions, PHH utilizes domestic commercial paper markets, public and private debt markets, as well as other cost-effective short-term instruments. Also at June 30, 2000, PHH had approximately $375 million available for issuing medium-term notes under an existing shelf registration statement. Proceeds from future offerings will continue to be used to finance assets PHH manages for its clients and for general corporate purposes.

Augmenting these sources, PHH will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At June 30, 2000, PHH maintained the following two agreements, whereby managed assets were sold or transferred to third parties.

Mortgage. PHH maintains a revolving sales agreement, under which an unaffiliated buyer, Bishops Gate Residential Mortgage Trust (the "Buyer"), a bankruptcy remote, special purpose entity, committed to purchase, at PHH's option, mortgage loans originated by PHH on a daily basis, up to the Buyer's asset limit of $2.1 billion. Under the terms of this agreement, PHH retains the servicing rights on the mortgage loans sold to the Buyer and arranges for the sale or securitization of the mortgage loans into the secondary market. The Buyer retains the right to select alternative sale or securitization arrangements. At June 30, 2000, PHH was servicing approximately $1.3 billion of mortgage loans owned by the Buyer.

Relocation. During the second quarter 2000, PHH entered into two separate financing agreements with Apple Ridge Funding LLC ("Apple Ridge"), a bankruptcy remote, special purpose entity. Under the terms of these agreements, certain relocation receivables will be transferred for cash, on a revolving basis, to Apple Ridge until January 31, 2005. PHH retains a subordinated residual interest and the related servicing rights and obligations in the relocation receivables. At June 30, 2000, PHH was servicing approximately $738 million of receivables under these agreements.

To provide additional financial flexibility, PHH's current policy is to ensure that minimum committed facilities aggregate 100 percent of the average amount of outstanding commercial paper. As of June 30, 2000, PHH maintained $1.5 billion of unsecured committed credit facilities, which were provided by domestic and foreign banks. The facilities consisted of a $750 million revolving credit facility maturing in February 2001 and a $750 million revolving credit facility maturing in February 2005. The full amount of PHH's committed facilities at June 30, 2000 was undrawn and available to support the average outstanding commercial paper balance.

We closely evaluate not only the credit of the banks but also the terms of the various agreements to ensure on-going availability. We believe that our current policy provides adequate protection should volatility in the financial markets limit PHH's access to commercial paper or medium-term notes funding. PHH continuously seeks additional sources of liquidity to accommodate its asset growth and to provide further protection from volatility in the financial markets. In the event that the public debt market is unable to meet PHH's funding needs, we believe that PHH has appropriate alternative sources to provide adequate liquidity, including current and potential future securitized obligations and its revolving credit facilities. On May 10, 2000, Thomson Financial Bankwatch initiated coverage of PHH and assigned ratings of A- for senior debt and TBD-1 short-term debt. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time.

MANDATORILY REDEEMABLE PREFERRED SECURITIES ISSUED BY SUBSIDIARY HOLDING SOLELY SENIOR DEBENTURES ISSUED BY THE COMPANY

On May 3, 2000, pursuant to the PRIDES settlement, we issued approximately 4 million additional PRIDES (the "Additional PRIDES"), with a face value of $50 per Additional PRIDES, and received approximately $91 million in cash proceeds related to the issuance of such securities. Only Additional Income PRIDES (having identical terms to the originally issued Income PRIDES) were issued, of which 3,619,374 were immediately converted into 3,619,374 New Income PRIDES and 380,626 remained Additional Income PRIDES. No Additional Growth PRIDES were issued in the offering.

MANDATORILY REDEEMABLE PREFERRED INTEREST IN A SUBSIDIARY

In March 2000, through a limited liability corporation ("LLC"), we issued a mandatorily redeemable preferred interest ("Senior Preferred Interest") in exchange for $375 million in cash. The Senior Preferred Interest is mandatorily redeemable 15 years from the date of issuance and may be redeemed after 5 years, or earlier in certain circumstances. Distributions on the Senior Preferred Interest are based on the three-month LIBOR plus an applicable margin (1.77%). Simultaneously with the issuance of the Senior Preferred Interest, we transferred certain assets to the LLC. After the sale of the Senior Preferred Interest, we owned 100% of both the common interest and the junior preferred interest in the LLC. In the event of default, holders of the Senior Preferred Interest have certain liquidation preferences. Proceeds were used to repay a portion of the outstanding borrowings under our term loan facility.

STOCKHOLDERS' EQUITY

CD COMMON STOCK REPURCHASES
Since inception of our common stock repurchase program in October 1998 and through June 30, 2000, we repurchased a total of approximately $2.3 billion (121 million shares) of CD common stock. As of June 30, 2000, we had approximately $500 million remaining availability under our common stock repurchase program.

MOVE.COM COMMON STOCK
Authorization of Tracking Stock. On March 21, 2000, our stockholders approved a proposal authorizing a new series of common stock to track the performance of the Move.com Group, a group of businesses which provide a broad range of quality relocation, real estate and home-related products and services through its flagship portal site, move.com, and through the move.com network. Our existing common stock was reclassified as CD common stock, which reflects the performance of our other businesses and also a retained interest in the Move.com Group (collectively referred to as the "Cendant Group"). In addition, our charter was amended and restated to increase the number of authorized shares of common stock from 2.0 billion to approximately 2.5 billion, comprised of 2.0 billion shares of CD common stock and 500 million shares of Move.com common stock. Although the issuance of Move.com common stock is intended to track the performance of the Move.com Group, holders are subject to all of the risks associated with an investment in all of our businesses, assets and liabilities. We have filed a registration statement with the SEC in connection with the potential issuance of such tracking stock in a public offering. On June 16, 2000, we announced that, in light of then-current market conditions, the public offering of Move.com common stock would be postponed. We issued shares of Move.com common stock in the following private financings:

NRT Incorporated Investment. On April 14, 2000, NRT Incorporated ("NRT") purchased 319,591 shares of Move.com common stock for $31.29 per share or approximately $10 million in cash. We own NRT convertible preferred stock, which is convertible into no more than 50% of NRT's common stock.

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

Liberty Digital, Inc. Investment. On March 31, 2000, Liberty Digital, Inc. ("Liberty Digital") purchased 1,598,030 shares of Move.com common stock for $31.29 per share in exchange for consideration consisting of $10 million in cash and 813,215 shares of Liberty Digital Class A common stock valued at approximately $40 million. We and Liberty Digital also agreed to use good faith efforts to negotiate and enter into mutually acceptable agreements relating to the development of real estate related programming for Liberty Digital's interactive home channel based on Move.com Group's Web content.

STRATEGIC ALLIANCE
In February 2000, pursuant to a previously announced strategic alliance, Liberty Media Corporation ("Liberty Media") invested $400 million in cash to purchase 18 million shares of CD common stock and a two-year warrant to purchase approximately 29 million shares of CD common stock at an exercise price of $23.00 per share. In addition, in March 2000, Liberty Media's Chairman, John C. Malone, Ph.D., purchased one million shares of CD common stock for approximately $17 million in cash.

The strategic alliance with Liberty Media is intended to develop Internet and related opportunities associated with our travel, mortgage, real estate and direct marketing businesses. Such efforts may include the creation of joint ventures with Liberty Media and others, as well as additional equity investments in each other's businesses. We agreed to assist Liberty Media in creating a new venture that will seek to provide broadband video, voice, and data content to our hotels and their guests on a worldwide basis, in consideration for which we expect to receive an equity participation in such venture, subject to negotiation of mutually agreeable terms. We also agreed to pursue opportunities within the cable industry to leverage our direct marketing resources and capabilities, subject to negotiation of mutually agreeable terms.

CASH FLOWS

EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS CASH FLOWS

                                              SIX MONTHS ENDED JUNE 30,
                                           --------------------------------
                                             2000       1999        CHANGE
                                             ----       ----        ------
Cash provided by (used in):
     Operating activities                  $   385    $   339      $    46
     Investing activities                     (206)     2,373       (2,579)
     Financing activities                      (77)    (1,297)       1,220
Effects of exchange rate changes on
     cash and cash equivalents                  23         67          (44)
                                           -------    -------      -------
Net change in cash and cash equivalents    $   125    $ 1,482      $(1,357)
                                           =======    =======      =======

Cash flows from operating activities increased primarily due to higher operating cash flows from ongoing businesses in 2000 net of a $26 million increase in working capital.

Cash flows from investing activities decreased primarily due to the absence in 2000 of $2.6 billion of net cash proceeds received from the disposition of businesses in 1999.

Cash flows from financing activities increased primarily due to:
o an increase in the issuances of CD common stock and the issuance of Move.com common stock,
o   a decrease in the repurchases of CD common stock,
o proceeds from the issuance of a mandatorily redeemable preferred interest and Additional PRIDES and
o   an increase in debt repayments.

MANAGEMENT AND MORTGAGE PROGRAMS CASH FLOWS

                                              SIX MONTHS ENDED JUNE 30,
                                             ---------------------------
                                               2000     1999    CHANGE
                                               ----     ----    ------
Cash provided by (used in):
     Operating activities                     $(214)   $ 895    $(1,109)
     Investing activities                       104     (990)     1,094
     Financing activities                        55      667       (612)
                                              -----    -----    -------
Net change in cash and cash equivalents       $ (55)   $ 572    $  (627)
                                              =====    =====    =======

Cash flows from operating activities decreased primarily due to (i) a decrease in cash flows from the originations of mortgage loans, which reflects larger mortgage loan originations in proportion to mortgage loan sales and (ii) a decrease in depreciation and amortization due to the 1999 disposition of our former Fleet segment.

Cash flows from investing activities increased primarily due to a $324 million net transfer of assets under the Apple Ridge financing agreements, and the absence in 2000 of a $774 million cash use related to our former Fleet segment in 1999.

Cash flows from financing activities decreased primarily due to changes in net borrowing requirements for our investment in assets under management and mortgage programs, offset by debt repayments from cash received under the Apple Ridge financing agreements.

CAPITAL EXPENDITURES

During the six months ended June 30, 2000, we invested $115 million in property and equipment to support operational growth and to enhance marketing opportunities. In addition, technological improvements were made to improve operating efficiencies. We anticipate an aggregate capital expenditure investment of approximately $250 million.

FLEET DISPOSITION

On June 30, 1999, we completed the disposition of our Fleet segment for aggregate consideration of $1.8 billion. The consideration consisted of the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360 million of non-voting convertible preferred stock of Avis Fleet Leasing and Management Corporation. We account for this convertible preferred stock investment using the cost method. Conversion of the convertible preferred stock is at our option, subject to earnings and stock price thresholds with specified intervals of time. As of June 30, 2000, the conversion conditions had not been satisfied.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137 "Accounting For Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. Completion of our implementation plan and determination of the impact of adopting these standards is expected by the fourth quarter of 2000. We will adopt SFAS No. 138 concurrently with SFAS No. 133 on January 1, 2001, as required.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As previously discussed in our 1999 Annual Report filed on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used June 30, 2000 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

PART II  -  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The discussions contained under the headings "Class Action Litigation and Government Investigations" in Note 10 contained in PART I - FINANCIAL INFORMATION, Item 1. Financial Statements, are incorporated herein by reference in their entirety.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 14, 2000, pursuant to a purchase agreement dated March 28, 2000, NRT purchased 319,591 shares of Move.com stock for $31.29 per share in cash. The securities were issued in reliance on the private placement exemption under
Section 4(2) of the Securities Act of 1933, as amended.

On May 13, 2000, pursuant to a purchase agreement dated May 12, 2000, HouseNet, Inc. purchased 159,795 shares of Move.com common stock for $22.58 per share for consideration consisting of 1,000 shares of HouseNet, Inc. common stock. The securities were issued in reliance on the private placement exemption under
Section 4 (2) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an Annual Meeting of Stockholders on May 25, 2000, pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated March 28, 2000, a copy of which has been filed previously with the Securities and Exchange Commission, at which our stockholders approved the election of four directors for a term of three years, the ratification for the appointment of Deloitte & Touche LLP as the auditors of the financial statements for fiscal year 2000, and the approval of the 2000 Move.com Employee Stock Purchase Plan.

Proposal 1: To elect four directors for a three-year term.

Results:
                            In Favor                     Withheld
Henry R. Silverman         621,021,779                  9,399,157
James E. Buckman           621,466,174                  8,954,762
Stephen P. Holmes          621,475,225                  8,945,711
Martin L. Edelman          616,123,508                 14,297,428


Proposal 2: To ratify and approve the appointment of Deloitte & Touche LLP as our Independent Auditors for the year ending December 31, 2000.

Results:
                    For              Against             Abstain
                    ---              -------             -------
                628,640,505         1,086,730             693,801

Proposal 3: To approve the 2000 Move.com Employee Stock Purchase Plan.

Results:
                    For              Against             Abstain
                    ---              -------             -------
                578,723,214        49,785,472           1,912,350

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         See Exhibit Index.

    (b)  Reports on Form 8-K

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


                                            CENDANT CORPORATION

                                            /s/ David Johnson
                                            David M. Johnson
                                            Senior Executive Vice President and
                                            Chief Financial Officer


                                            /s/ Jon F. Danski
                                            Jon F. Danski
                                            Executive Vice President, Finance
                                            and Chief Accounting Officer
Date:  July 28, 2000

                                  EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------

    3.1 Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q/A dated July 28, 2000)

    3.2 Amended and Restated ByLaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q/A dated July 28, 2000)

    12        Computation of Ratio of Earnings to Fixed Charges

    27        Financial Data Schedule (electronic transmission only)