Form 10-Q
period 2000-09-30
CENDANT CORP
filed 2000-11-14
CIK 723612

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                           COMMISSION FILE NO. 1-10308

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

The number of shares outstanding of each of the Registrant's classes of common stock as of October 31, 2000 was 728,958,489 shares of CD common stock and 3,742,586 shares of Move.com common stock.

--------------------------------------------------------------------------------

                      CENDANT CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I    Financial Information

Item 1.   Financial Statements

          Consolidated Condensed Statements of Income for the three
          and nine months ended September 30, 2000 and 1999                  1

          Consolidated Condensed Balance Sheets as of September 30,
          2000 and December 31, 1999                                         2

          Consolidated Condensed Statements of Cash Flows for the
          nine months ended September 30, 2000 and 1999                      3

          Notes to Consolidated Condensed Financial Statements               4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         19

Item 3.   Quantitative and Qualitative Disclosures About Market Risks       35

PART II   Other Information

Item 1.   Legal Proceedings                                                 36

Item 6.   Exhibits and Reports on Form 8-K                                  36

Certain statements in this Quarterly Report on Form 10-Q constitute "forward looking statements" within the meaning of the Private Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements, include, but are not limited to: the resolution or outcome of the unresolved pending litigation relating to the previously announced accounting irregularities and other related litigation; uncertainty as to the Company's future profitability; the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's existing and potential future lines of business; the Company's ability to integrate and operate successfully acquired and merged businesses and the risks associated with such businesses, including the acquisition of Avis Group Holdings, Inc. and Fairfield Communities, Inc.; uncertainty relating to the timing and impact of the proposed dispositions of certain businesses within the Move.com Group and Welcome Wagon International, Inc. and the spin-off of the Company's Individual Membership segment and loyalty business; the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements and the effect of changes in current interest rates, particularly in our Mortgage and Real Estate Franchise segments. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to publicly correct or update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements or if the Company later becomes aware that they are not likely to be achieved.

                                       (i)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CENDANT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                                       ----------------------    ----------------------
                                                                         2000         1999         2000          1999
                                                                       ---------    ---------    ---------    ---------
REVENUES
   Service fees, net                                                   $   1,009    $   1,116    $   2,852    $   3,280
   Fleet leasing (net of depreciation and interest costs of $0, $0,
     $0 and $670)                                                              -            -            -           30
   Other                                                                      35           38          110          117
                                                                       ---------    ---------    ---------    ---------
Net revenues                                                               1,044        1,154        2,962        3,427
                                                                       ---------    ---------    ---------    ---------

EXPENSES
   Operating                                                                 324          383          994        1,189
   Marketing and reservation                                                 151          156          451          471
   General and administrative                                                125          140          353          429
   Depreciation and amortization                                              82           82          244          259
   Other charges (credits):
     Restructuring and other unusual charges                                   3            5           89           27
     Litigation settlement and related costs                                  20            -          (21)           -
     Investigation-related costs                                               7            5           15           13
     Termination of proposed acquisition                                       -            -            -            7
   Interest, net                                                              38           51           85          153
                                                                       ---------    ---------    ---------    ---------
Total expenses                                                               750          822        2,210        2,548
                                                                       ---------    ---------    ---------    ---------

Net gain (loss) on dispositions of businesses                                  3           83           (7)         799
                                                                       ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                             297          415          745        1,678
Provision for income taxes                                                    86          166          234          386
Minority interest, net of tax                                                 23           16           61           46
                                                                       ---------    ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS                                            188          233          450        1,246
Discontinued operations:
   Income (loss) from discontinued operations, net of tax                     26          (24)          65            6
   Gain (loss) on sale of discontinued operations, net of tax                  -           (7)           -          174
                                                                       ---------    ---------    ---------    ---------
INCOME BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                                         214          202          515        1,426
Extraordinary loss, net of tax                                                 -            -           (2)           -
                                                                       ---------    ---------    ---------    ---------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                         214          202          513        1,426
Cumulative effect of accounting change, net of tax                             -            -          (56)           -
                                                                       ---------    ---------    ---------    ---------
NET INCOME                                                             $     214    $     202    $     457    $   1,426
                                                                       =========    =========    =========    =========

CD COMMON STOCK INCOME PER SHARE
   BASIC
     Income from continuing operations                                 $    0.26    $    0.32    $    0.63    $    1.63
     Net income                                                             0.30         0.28         0.64         1.86

   DILUTED
     Income from continuing operations                                 $    0.25    $    0.30    $    0.61    $    1.53
     Net income                                                             0.29         0.26         0.62         1.75

MOVE.COM COMMON STOCK LOSS PER SHARE
   BASIC
     Loss from continuing operations                                   $  (0.55)                 $  (1.22)
     Net loss                                                             (0.55)                    (1.22)

   DILUTED
     Loss from continuing operations                                   $  (0.55)                 $  (1.22)
     Net loss                                                             (0.55)                    (1.22)

            See Notes to Consolidated Condensed Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    2000              1999
                                                                                -------------    -------------
ASSETS
Current assets
   Cash and cash equivalents                                                    $       1,215    $       1,168
   Receivables, net                                                                       751              991
   Deferred income taxes                                                                1,293            1,305
   Other current assets                                                                   646              771
                                                                                -------------    -------------
Total current assets                                                                    3,905            4,235

Property and equipment, net                                                             1,242            1,279
Goodwill, net                                                                           3,000            3,106
Franchise agreements, net                                                               1,408            1,410
Other intangibles, net                                                                    642              655
Other assets                                                                            1,371            1,120
                                                                                -------------    -------------
Total assets exclusive of assets under management and mortgage programs                11,568           11,805
                                                                                -------------    -------------

Assets under management and mortgage programs
   Mortgage loans held for sale                                                         1,249            1,112
   Mortgage servicing rights                                                            1,575            1,084
   Relocation receivables                                                                 194              530
                                                                                -------------    -------------
                                                                                        3,018            2,726
                                                                                -------------    -------------

TOTAL ASSETS                                                                    $      14,586    $      14,531
                                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and other current liabilities                               $       1,076    $       1,152
   Stockholder litigation settlement and related costs                                  2,886            2,892
   Deferred income                                                                        293              228
   Current portion of debt                                                                  -              400
   Net liabilities of discontinued operations                                             163              241
                                                                                -------------    -------------
Total current liabilities                                                               4,418            4,913

Long-term debt                                                                          2,074            2,445
Deferred income                                                                           417              413
Other noncurrent liabilities                                                              467              452
                                                                                -------------    -------------
Total liabilities exclusive of liabilities under management and
   mortgage programs                                                                    7,376            8,223
                                                                                -------------    -------------

Liabilities under management and mortgage programs
   Debt                                                                                 2,143            2,314
   Deferred income taxes                                                                  321              310
                                                                                -------------    -------------
                                                                                        2,464            2,624
                                                                                -------------    -------------
Mandatorily redeemable preferred securities issued by subsidiary holding solely
   senior debentures issued by the Company                                              1,681            1,478
                                                                                -------------    -------------

Mandatorily redeemable preferred interest in a subsidiary                                 375                -
                                                                                -------------    -------------

Commitments and contingencies (Note 11)

Stockholders' equity
   Preferred stock, $.01 par value - authorized 10 million shares;
     none issued and outstanding                                                            -                -
   CD common stock, $.01 par value - authorized 2 billion shares;
     issued 907,707,500 and 870,399,635 shares                                              9                9
   Move.com common stock, $.01 par value - authorized 500 million shares and none;
     issued and outstanding 3,742,586 shares and none; notional issued shares with
     respect to Cendant Group's retained interest 22,500,000 and none                       -                -
   Additional paid-in capital                                                           4,571            4,102
   Retained earnings                                                                    1,883            1,425
   Accumulated other comprehensive loss                                                  (204)             (42)
   CD treasury stock, at cost, 179,003,833 and 163,818,148 shares                      (3,569)          (3,288)
                                                                                -------------    -------------
Total stockholders' equity                                                              2,690            2,206
                                                                                -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $      14,586    $      14,531
                                                                                =============    =============

            See Notes to Consolidated Condensed Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                ------------------------------
                                                                                    2000              1999
                                                                                -------------    -------------
OPERATING ACTIVITIES
Net income                                                                      $         457    $       1,426
Adjustments to reconcile net income to net cash provided by operating activities:
   Income from discontinued operations, net of tax                                        (65)              (6)
   Gain on sale of discontinued operations, net of tax                                      -             (174)
   Extraordinary loss                                                                       4                -
   Cumulative effect of accounting change                                                  89                -
   Restructuring and other unusual charges                                                 89               27
   Payments of restructuring, merger-related and other unusual charges                    (44)             (46)
   Litigation settlement and related costs                                                (21)               -
   Net (gain) loss on dispositions of businesses                                            7             (799)
   Depreciation and amortization                                                          244              259
   Other, net                                                                            (182)              51
                                                                                -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
   EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                                          578              738
                                                                                -------------    -------------

Management and mortgage programs:
   Depreciation and amortization                                                          113              668
   Origination of mortgage loans                                                      (17,980)         (20,841)
   Proceeds on sale and payments from mortgage loans held for sale                     17,839           21,471
                                                                                -------------    -------------
                                                                                          (28)           1,298
                                                                                -------------    -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS                      550            2,036
                                                                                -------------    -------------

INVESTING ACTIVITIES
Property and equipment additions                                                         (147)            (201)
Net assets acquired (net of cash acquired) and acquisition-related payments               (43)            (146)
Net proceeds from dispositions of businesses                                                4            2,772
Other, net                                                                                (60)              84
                                                                                -------------    -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
   EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                                         (246)           2,509
                                                                                -------------    -------------

Management and mortgage programs:
   Equity advances on homes under management                                           (2,243)          (6,026)
   Repayment on advances on homes under management                                      2,752            6,033
   Additions to mortgage servicing rights                                                (664)            (560)
   Proceeds from sales of mortgage servicing rights                                        93               84
   Investment in leases and leased vehicles, net                                            -             (774)
                                                                                -------------    -------------
                                                                                          (62)          (1,243)
                                                                                -------------    -------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM CONTINUING OPERATIONS           (308)           1,266
                                                                                -------------    -------------

FINANCING ACTIVITIES
Proceeds from borrowings                                                                    6            1,717
Principal payments on borrowings                                                         (776)          (1,713)
Issuances of CD common stock                                                              506               76
Issuances of Move.com common stock                                                         45                -
Repurchases of CD common stock                                                           (306)          (2,635)
Proceeds from mandatorily redeemable preferred securities issued by subsidiary
   holding solely senior debentures issued by the Company                                  91                -
Proceeds from mandatorily redeemable preferred interest in a subsidiary                   375                -
Other, net                                                                                 (1)               -
                                                                                -------------    -------------
NET CASH USED IN FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
   EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                                          (60)          (2,555)
                                                                                -------------    -------------

Management and mortgage programs:
   Principal payments on borrowings                                                    (4,283)          (6,484)
   Proceeds from debt issuance or borrowings                                            3,237            4,157
   Net change in short-term borrowings                                                    875           (1,772)
   Proceeds received for debt repayment in connection with disposal
      of Fleet segment                                                                      -            3,017
                                                                                -------------    -------------
                                                                                         (171)          (1,082)
                                                                                -------------    -------------

NET CASH USED IN FINANCING ACTIVITIES FROM CONTINUING OPERATIONS                         (231)          (3,637)
                                                                                -------------    -------------

Effect of changes in exchange rates on cash and cash equivalents                           25               32
                                                                                -------------    -------------
Net cash provided by (used in) discontinued operations                                     11              (80)
                                                                                -------------    -------------
Net increase (decrease) in cash and cash equivalents                                       47             (383)
Cash and cash equivalents, beginning of period                                          1,168            1,002
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $       1,215    $         619
                                                                                =============    =============

            See Notes to Consolidated Condensed Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNLESS OTHERWISE NOTED, ALL AMOUNTS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Cendant Corporation and its wholly-owned subsidiaries (collectively, the "Company").

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

    On October 25, 2000, the Company's Board of Directors committed to a plan to complete a tax-free spin-off of the Company's Individual Membership segment (consisting of Cendant Membership Services, Inc., a wholly-owned subsidiary) and loyalty business (consisting of Cendant Incentives, formerly National Card Control Inc., a wholly-owned subsidiary within the Insurance/Wholesale segment) through a special dividend to CD common stockholders. In connection with the planned spin-off, the account balances and activities of the Company's Individual Membership segment were segregated and reported as discontinued operations for all periods presented (see Note 5 - Discontinued Operations).

    On March 21, 2000, the Company's stockholders approved a proposal authorizing a new series of common stock to track the performance of the Move.com Group, a group of businesses which provide a broad range of quality relocation, real estate, and home-related products and services through its flagship portal site, move.com, and through the move.com network. The Company's existing common stock was reclassified as CD common stock, which reflects the performance of the Company's other businesses and also a retained interest in the Move.com Group (collectively referred to as the "Cendant Group"). In addition, the Company's charter was amended and restated to increase the number of authorized shares of common stock from
    2.0 billion to 2.5 billion, comprised of 2.0 billion shares of CD common stock and 500 million shares of Move.com common stock. Although the issuance of Move.com common stock is intended to track the performance of the Move.com Group, holders are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. The Company has issued shares of Move.com common stock in several private financings. See Note 12 - Stockholders' Equity for a description of those transactions. On October 27, 2000, the Company entered into a definitive agreement to sell certain businesses within its Move.com Group segment, as well as certain other businesses (see Note 14 - Subsequent Events).

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

3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137, "Accounting For Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The Company has appointed a team to implement these standards on an enterprise-wide basis. The Company has identified certain contracts, which contain embedded derivatives, and additional freestanding derivatives as defined by SFAS No. 133. Completion of the Company's implementation plan and determination of the impact of adopting these standards is expected by the end of the fourth quarter of 2000. Since the impact is dependent upon market fluctuations and the notional value of such contracts at the time of adoption, the impact of adopting these standards is not fully determinable. However, the Company currently does not anticipate material changes to any of its existing hedging strategies as a result of such adoption. The Company will adopt SFAS No. 138 concurrently with SFAS No. 133 on January 1, 2001, as required.

    In October 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises criteria for accounting for securitizations, other financial-asset transfers, and collateral and introduces new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendment. The Company will adopt SFAS No. 140 on December 31, 2000, as required.

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

    CD COMMON STOCK
    Basic EPS is calculated by dividing earnings attributable to CD common stock (including Cendant Group's retained interest in Move.com Group) by the weighted average number of shares of CD common stock outstanding during the period, exclusive of non-vested shares. Diluted EPS further reflects the effects of dilutive common stock equivalents. At September 30, 2000, stock options of 109 million (with a weighted average exercise price of $22.41 per option) and stock warrants of 31 million (with a weighted average exercise price of $22.91 per warrant) were antidilutive. At September 30, 1999, stock options of 59 million (with a weighted average exercise price of $25.50 per option) and stock warrants of 2 million (with a weighted average exercise price of $21.31 per warrant) were antidilutive. Therefore, such options and warrants were excluded from the computation of diluted EPS. In addition, the Company's FELINE PRIDES ("PRIDES"), which provide for the distribution of CD common stock shares in February 2001, were antidilutive at September 30, 2000 and 1999 and therefore also excluded from the computation of diluted EPS.

    MOVE.COM COMMON STOCK
    Basic EPS is calculated by dividing (a) the product of the earnings applicable to Move.com Group multiplied by the outstanding Move.com "fraction" by (b) the weighted average number of shares outstanding during the period. The Move.com "fraction" is a fraction, the numerator of which is the number of shares of Move.com common stock outstanding and the denominator of which is the number of shares that, if issued, would represent 100% of the equity (and would include the 22,500,000 notional shares of Move.com common stock representing Cendant Group's retained interest in Move.com Group) in the earnings or losses of Move.com Group. Diluted EPS further reflects the effects of dilutive common stock equivalents. At September 30, 2000, stock options of 6 million (with a weighted average exercise price of $18.48 per option) and stock warrants of 2 million (with a weighted average exercise price of $96.12 per warrant) were antidilutive due to losses incurred by Move.com Group and therefore excluded from the computation of diluted EPS.

    Income (loss) per common share from continuing operations was computed as follows:

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                               ------------------------     ------------------------
                                                                   2000         1999           2000         1999
                                                               -----------  -----------     -----------  -----------
    CD COMMON STOCK
    Income from continuing operations:
    Cendant Group                                              $       202  $       238     $       498  $     1,255
    Cendant Group's retained interest in Move.com Group                (12)          (5)            (43)          (9)
                                                               -----------  -----------     -----------  -----------
    Income from continuing operations for basic EPS                    190          233             455        1,246
    Convertible debt interest, net of tax                                3            3               8            9
                                                               -----------  -----------     -----------  -----------
    Income from continuing operations for diluted EPS          $       193  $       236     $       463  $     1,255
                                                               ===========  ===========     ===========  ===========

    Weighted average shares outstanding:
    Basic                                                              725          726             722          765
    Dilutive securities
      Stock options, warrants and non-vested shares                     16           36              23           36
      Convertible debt                                                  18           18              18           18
                                                               -----------  -----------     -----------  -----------
    Diluted                                                            759          780             763          819
                                                               ===========  ===========     ===========  ===========

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                                         2000                         2000
                                                                    ---------------             --------------
    MOVE.COM COMMON STOCK
    Loss from continuing operations:
    Move.com Group                                                  $           (14)            $          (47)
    Less:  Cendant Group's retained interest in Move.com Group                  (12)                       (43)
                                                                    ---------------             --------------
    Loss from continuing operations for basic and diluted EPS       $            (2)            $           (4)
                                                                    ===============             ==============

    Weighted average shares outstanding:
    Basic and Diluted (1)                                                         4                          4
                                                                    ===============             ==============

    -----------------
    (1) Weighted average shares outstanding for the nine month period was calculated from the date of issuance of Move.com common stock (March 31, 2000) through September 30, 2000.

    Income (loss) per common share from discontinued operations is summarized as follows:

                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                                -----------------------      ------------------------
                                                                    2000         1999           2000         1999
                                                                -----------  ----------      -----------  -----------
     CD COMMON STOCK
     Income (loss) from discontinued operations:
       Basic                                                    $      0.04  $    (0.03)     $      0.09  $      0.01
       Diluted                                                         0.04       (0.03)            0.08         0.01
     Gain (loss) on sale of discontinued operations:
       Basic                                                    $         -  $    (0.01)     $         -  $      0.22
       Diluted                                                            -       (0.01)               -         0.21

    Basic and diluted loss per CD common share from the cumulative effect of an accounting change for the nine months ended September 30, 2000 was $0.08 and $0.07, respectively.

5.  DISCONTINUED OPERATIONS

    On October 25, 2000, the Company's Board of Directors committed to a plan to complete a tax-free spin-off of the Company's Individual Membership segment and loyalty business through a special dividend to CD common stockholders. The final transaction is expected to close by mid-2001.

    Summarized financial data of discontinued operations are as follows:

    STATEMENTS OF INCOME:

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                               ------------------------     ------------------------
                                                                   2000         1999           2000         1999
                                                               -----------  -----------     -----------  -----------
    Net revenues                                               $       185  $       261     $       540  $       703
                                                               -----------  -----------     -----------  -----------

    Income (loss) before income taxes                          $        42  $       (46)    $       107  $         3
    Provision for (benefit from) income taxes                           16          (22)             42           (3)
                                                               -----------  ------------    -----------  -----------
    Income (loss) from discontinued operations                 $        26  $       (24)    $        65  $         6
                                                               ===========  ===========     ===========  ===========

    BALANCE SHEETS:

                                                                 SEPTEMBER 30,                  DECEMBER 31,
                                                                      2000                          1999
                                                               -------------------          ------------------
    Current assets                                             $               345          $              357
    Goodwill                                                                   161                         164
    Other assets                                                                98                          96
    Total liabilities                                                         (767)                       (858)
                                                               -------------------          ------------------
    Net liabilities of discontinued operations                 $              (163)         $             (241)
                                                               ===================          ==================

    For the three and nine months ended September 30, 1999, the Company also recorded a gain (loss) on the sale of discontinued operations of ($7) million and $174 million, respectively, relating to certain other business units of the Company which were previously reported as discontinued operations.

6.  COMPREHENSIVE INCOME

    The components of comprehensive income are summarized as follows:

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                               ------------------------     ------------------------
                                                                   2000         1999           2000         1999
                                                               -----------  -----------     -----------  -----------
    Net income                                                 $       214  $       202     $       457  $     1,426
    Other comprehensive income (loss):
       Currency translation adjustment                                 (31)          92            (119)          39
       Unrealized loss on marketable securities, net of tax              -          (12)            (43)          (5)
                                                               -----------  -----------     -----------  -----------
    Total comprehensive income                                 $       183  $       282     $       295  $     1,460
                                                               ===========  ===========     ===========  ===========

    The after tax components of accumulated other comprehensive loss for the nine months ended September 30, 2000 are as follows:

                                                           UNREALIZED         ACCUMULATED
                                          CURRENCY       GAIN/(LOSS) ON          OTHER
                                         TRANSLATION       MARKETABLE        COMPREHENSIVE
                                         ADJUSTMENT        SECURITIES            LOSS
                                      ----------------   ---------------   ----------------
     Balance, January 1, 2000         $            (58)  $            16   $            (42)
     Current period change                        (119)              (43)              (162)
                                      ----------------   ---------------   ----------------
     Balance, September 30, 2000      $           (177)  $           (27)  $           (204)
                                      ================   ===============   ================

7.  OTHER CHARGES (CREDITS)

    RESTRUCTURING AND OTHER UNUSUAL CHARGES
    First Quarter 2000 Charge. During the first quarter of 2000, the Company's management, with the appropriate level of authority, formally committed to various strategic initiatives. As a result of such initiatives, the Company incurred restructuring and other unusual charges ("Unusual Charges") of $106 million during the first quarter of 2000, of which $86 million is included in restructuring and other unusual charges and $20 million is included in income (loss) from discontinued operations in the Consolidated Condensed Statements of Income. The restructuring initiatives were aimed at improving the overall level of organizational efficiency, consolidating and rationalizing existing processes, reducing cost structures in the Company's underlying businesses and other related efforts. These initiatives primarily affected the Company's Travel and Insurance/Wholesale segments and its discontinued Individual Membership segment. The initiatives are expected to be substantially completed over the next six months. Liabilities associated with Unusual Charges are classified as a component of accounts payable and other current liabilities. The initial recognition of the Unusual Charges and the corresponding utilization from inception is summarized by category of expenditure as follows:

                                                                                          BALANCE AT
                                       UNUSUAL            CASH             OTHER         SEPTEMBER 30,
                                       CHARGES          PAYMENTS        REDUCTIONS           2000
                                    -------------    -------------     -------------    -------------
     Personnel related              $          25    $          17     $           -    $           8
     Asset impairments and
       contract terminations                   26                1                25                -
     Facility related                           9                1                 1                7
     Other unusual charges                     46               29                14                3
                                    -------------    -------------     -------------    -------------
     Total Unusual Charges                    106               48                40               18
     Reclassification for
       discontinued operations                (20)              (8)              (10)              (2)
                                    -------------    -------------     -------------    -------------
     Total Unusual Charges related
       to continuing operations     $          86    $          40     $          30    $          16
                                    =============    =============     =============    =============

    Personnel related costs include severance resulting from the consolidation and relocation of business operations and certain corporate functions as well as other related costs. The Company formally communicated to 971 employees, representing a wide range of employee groups, as to their separation from the Company. As of September 30, 2000, approximately 770 employees were terminated. In connection with a change in the Company's strategic focus to an online business model, the Company recognized $23 million of asset impairments associated with the planned exit of a timeshare software development business and $3 million of other asset write-offs and various contract termination costs. Facility related costs consist of facility closures and lease obligations resulting from the consolidation and relocation of business operations. Other unusual charges include a $21 million charge to fund an irrevocable contribution to an independent technology trust responsible for the installation of a Company sponsored property management system, which will provide for integrated Web capabilities enabling lodging franchisees to maximize Internet opportunities. Additionally, the Company incurred other unusual charges of $11 million associated with executive terminations, $7 million principally related to the abandonment of certain computer system applications, $3 million related to stock option contract modifications and $4 million of other related costs. Liabilities remaining at September 30, 2000 consisted of personnel related costs, charges associated with facility closures and related lease obligations and other unusual charges.

    Third Quarter 2000 Charge. During the third quarter of 2000, the Company incurred charges of $3 million in connection with the postponement of the initial public offering of Move.com common stock.

    1997 Charge. During the nine months ended September 30, 2000, cash outlays of $1 million were applied against the 1997 merger-related and other unusual charges reserve for severance payments. As a result, the 1997 merger-related and other unusual charges reserve of $71 million at September 30, 2000 primarily relates to future severance payments, executive termination benefits and lease termination payments, which will be settled upon the resolution of related contingencies and in accordance with applicable lease installment plans.

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

    During the third quarter of 2000, the Company also incurred charges of $20 million in connection with litigation asserting claims associated with accounting irregularities in the former business units of CUC International Inc. ("CUC") and outside of the principal common stockholder class action lawsuit.

8.  DEBT REDEMPTION

    In January 2000, the Company redeemed its outstanding 7 1/2% senior notes at a redemption price of 100.695% of par plus accrued interest. In connection with the redemption, the Company recorded an extraordinary loss of $4 million ($2 million, after tax). The loss consisted of the call premium and the write-off of deferred issuance costs.

9.  SECURITIZATIONS

    During the second and third quarters of 2000, the Company entered into three separate financing agreements with Apple Ridge Funding LLC ("Apple Ridge"), a bankruptcy remote, special purpose entity. Under the terms of these agreements, certain relocation receivables will be transferred for cash, on a revolving basis, to Apple Ridge until March 31, 2007. The Company retains a subordinated residual interest and the related servicing rights and obligations in the relocation receivables. At September 30, 2000, the Company was servicing $703 million of receivables under these agreements.

10. MANDATORILY REDEEMABLE PREFERRED INTEREST IN A SUBSIDIARY

    In March 2000, a Company-formed limited liability corporation ("LLC") issued a mandatorily redeemable preferred interest ("Senior Preferred Interest") in exchange for $375 million in cash. The Senior Preferred Interest is classified as a mandatorily redeemable preferred interest in a subsidiary in the Consolidated Condensed Balance Sheet. The Senior Preferred Interest is mandatorily redeemable 15 years from the date of issuance and may be redeemed by the Company after 5 years, or earlier in certain circumstances. Distributions on the Senior Preferred Interest are based on the three-month LIBOR plus an applicable margin (1.77%) and are reflected as minority interest in the Consolidated Condensed Statements of Income. Simultaneous with the issuance of the Senior Preferred Interest, the Company transferred certain assets to the LLC. After the sale of the Senior Preferred Interest, the Company owned 100% of both the common interest and the junior preferred interest in the LLC. In the event of default, holders of the Senior Preferred Interest have certain liquidation preferences.

11. COMMITMENTS AND CONTINGENCIES

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

    The Securities and Exchange Commission ("SEC") and the United States Attorney for the District of New Jersey are also conducting investigations relating to the matters referenced above. As a result of the findings from the Company's internal investigations, the Company made all adjustments considered necessary by the Company, which are reflected in its previously filed restated financial statements for the years ended December 31, 1997, 1996 and 1995 and for the six months ended June 30, 1998. On June 14, 2000, pursuant to an offer of settlement made by the Company, the SEC issued an Order Instituting Public Administrative Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934, Making Findings and Imposing a Cease and Desist Order. In such Order, the SEC found that the Company had violated certain financial reporting provisions of the Securities and Exchange Act of 1934 and ordered the Company to cease and desist from committing any future violations of such provisions. No financial penalties were imposed against the Company.

    On December 7, 1999, the Company announced that it reached a preliminary agreement to settle the principal securities class action pending against the Company in the U.S. District Court in Newark, New Jersey (the "Settlement Agreement") brought on behalf of purchasers of all Cendant and CUC publicly traded securities, other than PRIDES, between May 1995 and August 1998. Under the Settlement Agreement, the Company would pay the class members approximately $2.85 billion in cash. The definitive settlement document was approved by the U.S. District Court by order dated August 14, 2000. Certain parties in the class action have appealed the District Court's orders approving the plan of allocation of the settlement fund and awarding of attorneys' fees and expenses to counsel for the lead plaintiffs. No appeals challenging the fairness of the $2.85 billion settlement amount were filed. The U.S. Court of Appeals for the Third Circuit has not issued a briefing schedule for the appeals. Accordingly, the Company will not be required to fund the settlement amount of $2.85 billion for some time. However, the Settlement Agreement required the Company to post collateral in the form of credit facilities and/or surety bonds by November 13, 2000. See "Liquidity and Capital Resources" for management's discussion regarding collateral arrangements under the Settlement Agreement.

    The settlement does not encompass all litigation asserting claims associated with the accounting irregularities. The Company does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

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

12. STOCKHOLDERS' EQUITY

    CD COMMON STOCK TRANSACTIONS
    Repurchases. During the nine months ended September 30, 2000, the Company repurchased $306 million (approximately 18 million shares) of CD common stock under its common stock repurchase program.

    Strategic Alliance. In February 2000, pursuant to a previously announced strategic alliance, Liberty Media Corporation ("Liberty Media") invested $400 million in cash to purchase 18 million shares of CD common stock and a two-year warrant to purchase approximately 29 million shares of CD common stock at an exercise price of $23.00 per share. In addition, in March 2000, Liberty Media's Chairman, John C. Malone, Ph.D., purchased one million shares of CD common stock for approximately $17 million in cash.

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

    Chatham Street Holdings, LLC Investment. In connection with the recapitalization of NRT in September 1999, the Company entered into an agreement with Chatham Street Holdings, LLC ("Chatham") as consideration for certain amendments made with respect to the NRT franchise agreements, which amendments provided for additional payments of certain royalties to the Company. Pursuant to this agreement, Chatham was granted the right, until September 2001, to purchase 1,561,000 shares of Move.com common stock. On March 31, 2000, Chatham exercised this contractual right and purchased 1,561,000 shares of Move.com common stock for $16.02 per share or approximately $25 million in cash. In connection with such exercise, for every two shares of Move.com common stock purchased, Chatham received a warrant to purchase one share of Move.com common stock at a price equal to $64.08 per share and a warrant to purchase one share of Move.com common stock at a price equal to $128.16 per share. Also during March 2000, the Company invested $25 million in convertible preferred stock of WMC Finance Co. ("WMC"), an online provider of sub-prime mortgages and an affiliate of Chatham (which is convertible into 2,541,946 shares or approximately 12% of WMC's common stock at September 30, 2000), and was granted an option to purchase approximately 5 million shares of WMC common stock.

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

13. SEGMENT INFORMATION

    Management evaluates each segment's performance based upon a modified earnings before interest, income taxes, depreciation and amortization and minority interest calculation. For this purpose, Adjusted EBITDA is defined as earnings before non-operating interest, income taxes, depreciation and amortization and minority interest, adjusted to exclude certain items, which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific.

    Prior to the third quarter of 2000, the historical operating results of Cendant Travel, a subsidiary which facilitates travel arrangements for the Company's travel-related and membership businesses, were included within the Individual Membership segment. Beginning the third quarter of 2000, the operations of Cendant Travel began being managed as a component of the Travel segment. Accordingly, the operating results of Cendant Travel are reflected in the Travel segment for all periods presented.

    In connection with the Individual Membership segment being reported as discontinued operations, general corporate overhead previously allocated to the Individual Membership segment has been reclassified to the Diversified Services segment for all periods presented.

    SEGMENT INFORMATION

                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                   ------------------------------------------------------------------------
                                           2000 (1)                     1999
                                   ------------------------  ------------------------    1999 PRO FORMA
                                                 ADJUSTED                   ADJUSTED        ADJUSTED
                                    REVENUES      EBITDA      REVENUES       EBITDA          EBITDA (2)
                                   -----------  -----------  -----------  -----------  --------------------
    Travel                         $       344  $       165  $       335  $       164  $                161
    Real Estate Franchise                  162          119          161          124                   120
    Relocation                             127           49          117           42                    43
    Mortgage                               132           74          114           59                    60
    Insurance/Wholesale                    145           48          143           48                    50
    Move.com Group                          15          (20)           5           (8)                   (8)
    Diversified Services                   121            9          279           46                    49
    Inter-segment Eliminations              (2)           -            -            -                     -
                                   -----------  -----------  -----------  -----------  --------------------
    Total                          $     1,044  $       444  $     1,154  $       475  $                475
                                   ===========  ===========  ===========  ===========  ====================

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                   ------------------------------------------------------------------------
                                           2000 (1)                    1999
                                   ------------------------  ------------------------    1999 PRO FORMA
                                                 ADJUSTED                   ADJUSTED        ADJUSTED
                                    REVENUES      EBITDA      REVENUES       EBITDA           EBITDA (2)
                                   -----------  -----------  -----------  -----------  --------------------
    Travel                         $       954  $       440  $       948  $       463  $                454
    Real Estate Franchise                  448          328          417          310                   303
    Relocation                             332          105          315           94                    96
    Mortgage                               306          117          314          153                   154
    Insurance/Wholesale                    435          138          426          137                   141
    Move.com Group                          41          (74)          11          (14)                  (14)
    Diversified Services                   448          110          789          114                   123
    Fleet                                    -            -          207           81                    81
    Inter-segment Eliminations              (2)           -            -            -                     -
                                   -----------  -----------  -----------  -----------  --------------------
    Total                          $     2,962  $     1,164  $     3,427  $     1,338  $              1,338
                                   ===========  ===========  ===========  ===========  ====================

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

    Provided below is a reconciliation of Adjusted EBITDA to income before income taxes and minority interest.

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                        ------------------------     ------------------------
                                                            2000         1999           2000         1999
                                                        -----------  -----------     -----------  -----------
     Adjusted EBITDA                                    $       444  $       475     $     1,164  $     1,338
       Depreciation and amortization                            (82)         (82)           (244)        (259)
       Other (charges) credits:
         Restructuring and other unusual charges                 (3)          (5)            (89)         (27)
         Litigation settlement and related costs                (20)           -              21            -
         Investigation-related costs                             (7)          (5)            (15)         (13)
         Termination of proposed acquisition                      -            -               -           (7)
       Interest, net                                            (38)         (51)            (85)        (153)
       Net gain (loss) on disposition of businesses               3           83              (7)         799
                                                        -----------  -----------     -----------  -----------
     Income before income taxes and minority interest   $       297  $       415     $       745  $     1,678
                                                        ===========  ===========     ===========  ===========

14. SUBSEQUENT EVENTS

    DISPOSITION
    On October 27, 2000, the Company announced that it had entered into a definitive agreement with Homestore.com, Inc. ("Homestore") to sell its Internet real estate portal, move.com, certain other businesses within its Move.com Group segment and Welcome Wagon International, Inc. ("Welcome Wagon") (a wholly-owned subsidiary included within the Diversified Services segment) in exchange for approximately 26 million shares of Homestore common stock valued at approximately $761 million. The Company intends on allocating a portion of the Homestore common stock shares received to existing Move.com common stockholders and option holders. After such allocation, the Company expects to retain approximately 19 or 20 million shares of Homestore common stock. Consummation of the transaction is subject to certain customary closing conditions, including Hart Scott Rodino anti-trust approval. Although no assurances can be given, the Company expects to complete the transaction during the first quarter of 2001.

    ACQUISITIONS

    Avis Group Holdings, Inc. On November 13, 2000, the Company announced that they entered into a definitive agreement to acquire all of the outstanding shares of Avis Group Holdings, Inc. ("Avis") that are not currently owned by the Company at a price of $33.00 per share in cash. Approximately 26 million outstanding shares of Avis common stock, and options to purchase approximately 7.9 million additional shares, are not currently owned by the Company. Accordingly, the transaction is valued at approximately
    $935 million, net of option proceeds.

    The acquisition will be made by PHH Corporation ("PHH"), a wholly-owned subsidiary of the Company. PHH will distribute the consumer car rental business, Avis Rent a Car, to a Company subsidiary not within PHH's ownership structure. After the acquisition and the distribution of the consumer car rental business, PHH will own and operate the Vehicle Management and Leasing business as well as the Wright Express fuel card business. The merger is conditioned upon, among other things, approval of a majority of the votes cast by Avis stockholders who are unaffiliated with the Company and also customary regulatory approvals. Although no assurances can be given, the Company expects the transaction to close in the first quarter of 2001.

    Fairfield Communities, Inc. On November 2, 2000, the Company announced that it had entered into a definitive agreement with Fairfield Communities, Inc. ("Fairfield") to acquire all of its outstanding common stock at $15 per share, or approximately $635 million in aggregate. The final acquisition price may increase to a maximum of $16 per share depending upon a formula based on the average trading price of CD common stock over a twenty trading day period prior to the date on which Fairfield stockholders meet to approve the transaction. At least 50% of the consideration will be in cash and the balance will either be in cash or CD common stock, at the Company's election. Consummation of the transaction is subject to customary regulatory approvals. Although no assurances can be given, the Company expects to complete the acquisition in early 2001.

15. CONSOLIDATING CONDENSED FINANCIAL INFORMATION

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

    ALLOCATION POLICIES
    Treasury Activities. Through March 31, 2000 (the date of original issuance of Move.com common stock), Cendant Group had provided all necessary funding for the operations and investments of the Move.com Group since inception and such funding had been accounted for as capital contributions from the Cendant Group. Accordingly, no interest charges from the Cendant Group were reflected in the accompanying Consolidating Condensed Statements of Income. Surplus cash, transferred from the Move.com Group to the Cendant Group from time to time, had been accounted for as a return of capital. Subsequent to March 31, 2000, all cash transfers from one group to or for the account of the other group are accounted for as inter-group revolving credit advances and may bear interest at a rate similar to the Company's prevailing revolving line of credit rate determined by the Company's Board of Directors, in its sole discretion.

    Revenues. Revenue allocations are supported by signed agreements between the Cendant Group and the Move.com Group and are intended to approximate the fair value of services provided.

    Expenses. Cendant Group allocates the cost of its corporate overhead services to the Move.com Group generally based on utilization. Where determinations based on utilization are impracticable, the Cendant Group uses percentages of revenues or other methods and criteria that management believes to be equitable and to provide a reasonable estimate of costs attributable to the Move.com Group. The allocations of corporate overhead to the Move.com Group are consistent with the allocations made to subsidiaries within the Cendant Group. Corporate overhead includes charges for legal, accounting (tax and financial), information and telecommunications services, marketing, intellectual property, public relations, corporate offices and travel.

    Expenses, other than corporate overhead allocations, are allocated based upon utilization and usage volume.

    Income Taxes. Move.com Group is included in the consolidated federal income tax return of Cendant Group. In addition, Move.com Group files unitary and combined state income tax returns with Cendant Group in jurisdictions where required. As such, income tax expense is allocated to Move.com Group in accordance with Cendant Group's tax allocation policy.

    ALLOCATIONS
    The allocations from the Cendant Group to the Move.com Group are comprised as follows: (a) revenues for selling advertising space and links on the Cendant Group real estate franchise systems Web sites, (b) revenues for Web site management associated with the Cendant Group's real estate franchise systems, (c) revenues associated with the Web site development of Welcome Wagon, (d) expenses for overhead charges, (e) expenses associated with an Internet engineering services agreement and (f) expenses associated with the Web site development Welcome Wagon. Additionally, portions of the benefit for income taxes and balance sheet accounts of Move.com Group are based on allocations from the Cendant Group.

    The consolidating condensed financial information, which includes certain allocations between the Cendant Group and the Move.com Group, is presented as follows:

    CONSOLIDATING CONDENSED STATEMENTS OF INCOME

                                       THREE MONTHS ENDED SEPTEMBER 30, 2000      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                       -------------------------------------      -------------------------------------
                                         CENDANT      MOVE.COM       CENDANT      CENDANT      MOVE.COM        CENDANT
                                          GROUP         GROUP     CONSOLIDATED      GROUP        GROUP      CONSOLIDATED
                                       -----------  -----------  ------------    -----------  -----------  ------------
     REVENUES
       External revenues               $     1,035  $         9  $      1,044    $     1,149  $         5  $      1,154
       Inter-group agreements                   (6)           6             -              -            -             -
                                       -----------  -----------  ------------    -----------  -----------  ------------
     Net revenues                            1,029           15         1,044          1,149            5         1,154
                                       -----------  -----------  ------------    -----------  -----------  ------------

     EXPENSES
       Operating:
         External expenses                     313           11           324            375            8           383
         Inter-group allocated expenses         (6)           6             -             (1)           1             -
       Marketing and reservation               142            9           151            156            -           156
       General and administrative:
         External expenses                     118            7           125            136            4           140
         Inter-group allocated expenses         (1)           1             -              -            -            -
       Depreciation and amortization            80            2            82             81            1            82
       Other charges, net                       27            3            30             10            -            10
       Interest, net                            38            -            38             51            -            51
                                       -----------  -----------  ------------    -----------  -----------  ------------
     Total expenses                            711           39           750            808           14           822
                                       -----------  -----------  ------------    -----------  -----------  ------------

     Net gain on dispositions of
       businesses                                3            -             3             83            -            83
                                       -----------  -----------  ------------    -----------  -----------  ------------

     INCOME (LOSS) BEFORE INCOME TAXES
       AND MINORITY INTEREST                   321          (24)          297            424           (9)          415
     Provision (benefit) for income taxes       96          (10)           86            170           (4)          166
     Minority interest, net of tax              23            -            23             16            -            16
                                       -----------  -----------  ------------    -----------  -----------  ------------
     INCOME (LOSS) FROM CONTINUING
       OPERATIONS                              202          (14)          188            238           (5)          233
     Discontinued operations:
       Income (loss) from
         discontinued operations                26            -            26            (24)           -           (24)
       Loss on sale of discontinued
         operations, net of tax                  -            -             -             (7)           -            (7)
                                       -----------  -----------  ------------    -----------  -----------  ------------
     NET INCOME (LOSS)                 $       228  $       (14) $        214    $       207  $        (5) $        202
                                       ===========  ===========  ============    ===========  ===========  ============

                                        NINE MONTHS ENDED SEPTEMBER 30, 2000      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                        ------------------------------------      ------------------------------------
                                         CENDANT      MOVE.COM       CENDANT       CENDANT     MOVE.COM        CENDANT
                                          GROUP         GROUP    CONSOLIDATED       GROUP        GROUP     CONSOLIDATED
                                       -----------  -----------  ------------    -----------  -----------  ------------
     REVENUES
       External revenues               $     2,937  $        25  $      2,962    $     3,416  $        11  $      3,427
       Inter-group agreements                  (16)          16             -              -            -             -
                                       -----------  -----------  ------------    -----------  -----------  ------------
     Net revenues                            2,921           41         2,962          3,416           11         3,427
                                       -----------  -----------  ------------    -----------  -----------  ------------

     EXPENSES
       Operating:
         External expenses                     964           30           994          1,176           13         1,189
         Inter-group allocated expenses        (15)          15             -             (1)           1             -
       Marketing and reservation               402           49           451            471            -           471
       General and administrative:
         External expenses                     334           19           353            418           11           429
         Inter-group allocated expenses         (2)           2                            -            -             -
       Depreciation and amortization           240            4           244            257            2           259
       Other charges, net                       79            4            83             47            -            47
       Interest, net                            86           (1)           85            153            -           153
                                       -----------  -----------  ------------    -----------  -----------  ------------
     Total expenses                          2,088          122         2,210          2,521           27         2,548
                                       -----------  -----------  ------------    -----------  -----------  ------------

     Net gain (loss) on dispositions of
       businesses                               (7)           -            (7)           799            -           799
                                       -----------  -----------  ------------    -----------  -----------  ------------

     INCOME (LOSS) BEFORE INCOME TAXES
       AND MINORITY INTEREST                   826          (81)          745          1,694          (16)        1,678
     Provision (benefit) for income taxes      267          (33)          234            393           (7)          386
     Minority interest, net of tax              61            -            61             46            -            46
                                       -----------  -----------  ------------    -----------  -----------  ------------
     INCOME (LOSS) FROM CONTINUING
       OPERATIONS                              498          (48)          450          1,255           (9)        1,246
     Discontinued operations:
       Income from discontinued
         operations                             65            -            65              6            -             6
       Gain on sale of discontinued
         operations, net of tax                  -            -             -            174            -           174
                                       -----------  -----------  ------------    -----------  -----------  ------------
     INCOME (LOSS) BEFORE EXTRAORDINARY
       LOSS AND CUMULATIVE EFFECT OF
       ACCOUNTING CHANGE                       563          (48)          515          1,435           (9)        1,426
     Extraordinary loss, net of tax            (2)            -           (2)              -            -             -
                                       ----------   -----------  -----------     -----------  -----------  ------------
     INCOME (LOSS) BEFORE CUMULATIVE
       EFFECT OF ACCOUNTING CHANGE             561          (48)          513          1,435           (9)        1,426
     Cumulative effect of accounting
       change, net of tax                     (56)            -           (56)             -            -             -
                                       ----------   -----------  ------------    -----------  -----------  ------------
     NET INCOME (LOSS)                 $       505  $       (48) $        457    $     1,435  $        (9) $      1,426
                                       ===========  ===========  ============    ===========  ===========  ============

    CONSOLIDATING CONDENSED BALANCE SHEETS

                                                      SEPTEMBER 30, 2000                         DECEMBER 31, 1999
                                            --------------------------------------    --------------------------------------
                                              CENDANT    MOVE.COM        CENDANT       CENDANT     MOVE.COM       CENDANT
                                              GROUP        GROUP      CONSOLIDATED      GROUP        GROUP      CONSOLIDATED
                                            -----------  -----------  ------------    -----------  -----------  ------------
       ASSETS
         Cash and cash equivalents          $     1,211  $         4  $      1,215    $     1,167  $         1  $      1,168
         Receivables, net                           743            8           751            983            8           991
         Deferred income taxes                    1,287            6         1,293          1,305            -         1,305
         Other current assets                       635           11           646            768            3           771
         Property and equipment, net              1,227           15         1,242          1,276            3         1,279
         Goodwill, net                            2,991            9         3,000          3,101            5         3,106
         Other noncurrent assets                  3,407           14         3,421          3,183            2         3,185
         Assets under management
           and mortgage programs                  3,018            -         3,018          2,726            -         2,726
                                            -----------  -----------  ------------    -----------  -----------  ------------
       TOTAL ASSETS                         $    14,519  $        67  $     14,586    $    14,509  $        22  $     14,531
                                            ===========  ===========  ============    ===========  ===========  ============


       LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities                $     4,397  $        21  $      4,418    $     4,892  $        21  $      4,913
         Noncurrent liabilities                   2,955            3         2,958          3,310            -         3,310
         Liabilities under management
           and mortgage programs                  2,464            -         2,464          2,624            -         2,624
         Mandatorily redeemable preferred
           securities issued by subsidiary
           holding solely senior debentures
           issued by the Company                  1,681            -         1,681          1,478            -         1,478
         Mandatorily redeemable
           preferred interest in a subsidiary       375            -           375              -            -             -
         Stockholders' equity
           Common stock                               9            -             9              9            -             9
           Additional paid-in capital             4,454          117         4,571          4,083           19         4,102
           Retained earnings
              (accumulated deficit)               1,949          (66)        1,883          1,443          (18)        1,425
           Accumulated other
              comprehensive loss                   (196)          (8)         (204)           (42)           -           (42)
           CD treasury stock, at cost            (3,569)           -        (3,569)        (3,288)           -        (3,288)
                                            -----------  -----------  ------------    -----------  -----------  ------------
       TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY               $    14,519  $        67  $     14,586    $    14,509  $        22  $     14,531
                                            ===========  ===========  ============    ===========  ===========  ============

    CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                                           NINE MONTHS ENDED SEPTEMBER 30, 2000     NINE MONTHS ENDED SEPTEMBER 30, 1999
                                           ------------------------------------     ------------------------------------
                                          CENDANT    MOVE.COM   CENDANT             CENDANT    MOVE.COM       CENDANT
                                           GROUP        GROUP    CONSOLIDATED        GROUP       GROUP      CONSOLIDATED
                                         ----------  ----------  -------------     ----------  ----------   ------------
       OPERATING ACTIVITIES
       Net income (loss)                 $      505  $      (48) $         457     $    1,435  $       (9)  $      1,426
       Adjustments to reconcile net
         income (loss) to net cash
         provided by (used in) operating
         activities:
         Income from discontinued
           operations, net of tax               (65)          -            (65)            (6)          -             (6)
         Gain on sale of discontinued
           operations, net of tax                 -           -              -           (174)          -           (174)
         Extraordinary loss                       4           -              4              -           -              -
         Cumulative effect of
           accounting change                     89           -             89              -           -              -
         Restructuring and other
           unusual charges                       85           4             89             27           -             27
         Payments of restructuring,
           merger-related and other
           unusual charges                      (40)         (4)           (44)           (46)          -            (46)
         Litigation settlement and related
           costs                                (21)          -            (21)             -           -              -
         Net (gain) loss on dispositions
           of businesses                          7           -              7           (799)          -           (799)
         Depreciation and amortization          240           4            244            257           2            259
         Other, net                            (167)        (15)          (182)            47           4             51
         Management and mortgage
           programs                             (28)          -            (28)         1,298           -          1,298
                                         ----------  ----------  -------------     ----------  ----------   ------------
       NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                   609         (59)           550          2,039          (3)         2,036
                                         ----------  ----------  -------------     ----------  ----------   ------------

       INVESTING ACTIVITIES
       Property and equipment additions        (134)        (13)          (147)          (200)         (1)          (201)
       Net assets acquired (net of
         cash acquired) and acquisition-
         related payments                       (43)          -            (43)          (146)          -           (146)
       Net proceeds from dispositions of
         businesses                               4           -              4          2,772           -          2,772
       Other, net                               (62)          2            (60)            84           -             84
       Management and mortgage
         programs                               (62)          -            (62)        (1,243)          -         (1,243)
                                         ----------  ----------  -------------     ----------  ----------   ------------
       NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                  (297)        (11)          (308)         1,267          (1)         1,266
                                         ----------  ----------  -------------     ----------  ----------   ------------

       FINANCING ACTIVITIES
       Proceeds from borrowings                   6           -              6          1,717           -          1,717
       Principal payments on borrowings        (776)          -           (776)        (1,713)          -         (1,713)
       Issuances of CD common stock             506           -            506             76           -             76
       Issuances of Move.com
         common stock                             -          45             45              -           -              -
       Repurchases of CD common stock          (306)          -           (306)        (2,635)          -         (2,635)
       Proceeds from mandatorily redeemable
         preferred securities issued by
         subsidiary holding solely senior
         debentures issued by the Company        91           -             91              -           -              -
       Proceeds from mandatorily
         redeemable preferred interest in
         a subsidiary                           375           -            375              -           -              -
       Other, net                                (1)          -             (1)             -           -              -
       Management and mortgage
         programs                              (171)          -           (171)        (1,082)          -         (1,082)
       Inter-group funding, net                 (28)         28              -             (4)          4              -
                                         ----------  ----------  -------------     ----------  ----------   ------------
       NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                  (304)         73           (231)        (3,641)          4         (3,637)
                                         ----------  ----------  -------------     ----------  ----------   ------------

       Effect of changes in exchange rates
         on cash and cash equivalents            25           -             25             32           -             32
                                         ----------  ----------  -------------     ----------  ----------   ------------
       Net cash provided by (used in)
         discontinued operations                 11           -             11            (80)          -            (80)
                                         ----------  ----------  -------------     ----------  ----------   ------------
       Net increase (decrease) in cash and
         cash equivalents                        44           3             47           (383)          -           (383)
       Cash and cash equivalents,
         beginning of period                  1,167           1          1,168          1,002           -          1,002
                                         ----------  ----------  -------------     ----------  ----------   ------------
       CASH AND CASH EQUIVALENTS,
         END OF PERIOD                   $    1,211  $        4  $       1,215     $      619  $        -   $        619
                                         ==========  ==========  =============     ==========  ==========   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the information contained in our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts are in millions.

    RESULTS OF CONSOLIDATED OPERATIONS

    REVENUES

    Revenues for the three months ended September 30, 2000 decreased $110 million (10%) compared with the corresponding period in 1999 primarily due to the effects of non-strategic businesses disposed throughout 1999. Excluding the operating results of such dispositions, revenues increased $32 million (3%), which primarily reflected increased loan production in our mortgage business and an increase in service based fees from our relocation business, partially offset by a decline in revenues related to financial investment income.

    Revenues for the nine months ended September 30, 2000 decreased $465 million (14%) compared with the corresponding period in 1999 due to the effects of non-strategic businesses disposed throughout 1999. Excluding the operating results of such dispositions, revenues increased $103 million (4%), which primarily reflected growth attributable to (i) an increase in real estate royalty fees, (ii) an increase in service based fees from our relocation business, (iii) an increase in sponsorship revenues due to our continued investment in the marketing of the move.com network and (iv) an increase in tax return volume and average fee per tax return; partially offset by a decline related to a decrease in mortgage volume.

    OTHER CHARGES (CREDITS)

    RESTRUCTURING AND OTHER UNUSUAL CHARGES

    First Quarter 2000 Charge. During the first quarter of 2000, management, with the appropriate level of authority, formally committed to various strategic initiatives. As a result of such initiatives, we incurred restructuring and other unusual charges ("Unusual Charges") of $106 million during the first quarter of 2000, of which $86 million is included in restructuring and other unusual charges and $20 million is included in income (loss) from discontinued operations in the Consolidated Condensed Statements of Income. The restructuring initiatives were aimed at improving the overall level of organizational efficiency, consolidating and rationalizing existing processes, reducing cost structures in our underlying businesses and other related efforts. These initiatives primarily affected our Travel and Insurance/Wholesale segments and our discontinued Individual Membership segment. The initiatives are expected to be substantially completed over the next six months. The initial recognition of the Unusual Charges and the corresponding utilization from inception is summarized by category of expenditure as follows:

                                                                                          BALANCE AT
                                                     UNUSUAL  CASH         OTHER        SEPTEMBER 30,
                                       CHARGES         PAYMENTS         REDUCTIONS           2000
                                    -------------    -------------     -------------    -------------
     Personnel related              $          25    $          17     $           -    $           8
     Asset impairments and
       contract terminations                   26                1                25                -
     Facility related                           9                1                 1                7
     Other unusual charges                     46               29                14                3
                                    -------------    -------------     -------------    -------------
     Total Unusual Charges                    106               48                40               18
     Reclassification for
       discontinued operations                (20)              (8)              (10)              (2)
                                    -------------    -------------     -------------    -------------
     Total Unusual Charges related
       to continuing operations     $          86    $          40     $          30    $          16
                                    =============    =============     =============    =============

    Personnel related costs include severance resulting from the consolidation and relocation of business operations and certain corporate functions as well as other related costs. We formally communicated to 971 employees, representing a wide range of employee groups, as to their separation from us. As of September 30, 2000, approximately 770 employees were terminated. In connection with a change in our strategic focus to an online business model, we recognized $23 million of asset impairments associated with the planned exit of a timeshare software development business and $3 million of other asset write-offs and various contract termination costs. Facility related costs consist of facility closures and lease obligations resulting from the consolidation and relocation of business operations. Other unusual charges include a $21 million charge to fund an irrevocable contribution to an independent technology trust responsible for the installation of a property management system sponsored by us, which will provide for integrated Web capabilities enabling lodging franchisees to maximize Internet opportunities. Additionally, we incurred other unusual charges of $11 million associated with executive terminations, $7 million principally related to the abandonment of certain computer system applications, $3 million related to stock option contract modifications and $4 million of other related costs. The total Unusual Charges will require cash expenditures of approximately $62 million, expected to be spent primarily in 2000, and are anticipated to increase pre-tax income by approximately $25 million to $30 million annually, commencing in 2001. All cash requirements are expected to be funded from operations. Liabilities remaining at September 30, 2000 consisted of personnel related costs, charges associated with facility closures and related lease obligations and other unusual charges.

    Third Quarter 2000 Charge. During the third quarter of 2000, we incurred charges of $3 million in connection with the postponement of the initial public offering of Move.com common stock.

    1997 Charge. During the nine months ended September 30, 2000, cash outlays of $1 million were applied against the 1997 merger-related and other unusual charges reserve for severance payments. As a result, the 1997 merger-related and other unusual charges reserve of $71 million at September 30, 2000 primarily relates to future severance payments, executive termination benefits and lease termination payments, which will be settled upon the resolution of related contingencies and in accordance with applicable lease installment plans.

    LITIGATION SETTLEMENT AND RELATED COSTS
    In connection with the issuance of Rights on March 14, 2000 under the FELINE PRIDES ("PRIDES") settlement, we recorded a non-cash credit of $41 million during the first quarter of 2000. The credit represented an adjustment related to the number of Rights to be issued, which was decreased by approximately 3 million, as such Rights were unclaimed and uncontested. For a detailed discussion regarding the issuance of Rights pursuant to the PRIDES settlement, see Note 7 to our Consolidated Condensed Financial Statements.

    During the third quarter of 2000, we also incurred charges of $20 million in connection with litigation asserting claims associated with accounting irregularities in the former business units of CUC International Inc. ("CUC") and outside of the principal common stockholder class action lawsuit.

    INTEREST, NET AND MINORITY INTEREST, NET OF TAX

    Interest, net for the three and nine months ended September 30, 2000 decreased $13 million (25%) and $68 million (44%), respectively, primarily as a result of a decrease in the average debt balance outstanding, partially offset by $20 million of interest expense incurred on the common stockholder litigation settlement. Minority interest, net of tax for the three and nine months ended September 30, 2000 increased $7 million (44%) and $15 million (33%), respectively, primarily due to the May 2000 issuance of Additional PRIDES and the March 2000 issuance of a mandatorily redeemable preferred interest in a subsidiary. For a detailed discussion regarding the Additional PRIDES and the mandatorily redeemable preferred interest, see Notes 7 and 10, respectively, to our Consolidated Condensed Financial Statements.

    PROVISION FOR INCOME TAXES

    Our effective tax rate for the three months ended September 30, 2000 decreased to 29.0% from 40.0% in 1999. Such change is attributable to higher income taxes provided on net gains on certain businesses which were disposed of in the third quarter of 1999 and also the recognition in 2000 of a portion of the deferred gain on the disposition of our former Fleet segment that was treated as a tax-free reorganization. Our effective tax rate for the nine months ended September 30, 2000 increased to 31.4% from 23.0% in 1999. Such change is attributable to the June 1999 disposition of our former Fleet segment.

    INCOME FROM CONTINUING OPERATIONS

    Income from continuing operations for the three months ended September 30, 2000 decreased $45 million (19%) compared with the corresponding period in 1999 primarily as a result of:

         o    the 1999 net gain on dispositions of businesses ($32 million),
         o the impact of operating results from disposed businesses ($15 million)
         o    an increase in other charges ($12 million) and
         o    an increase in minority interest ($7 million);

    partially offset by:

         o    the 2000 net gain on dispositions of businesses ($15 million) and
         o    a reduction in interest expense ($8 million).

    Income from continuing operations for the nine months ended September 30, 2000 decreased $796 million (64%) compared with the corresponding period in 1999 primarily as a result of:

         o    the 1999 net gain on dispositions of businesses ($720 million),
         o the impact of operating results from disposed businesses ($51 million),
         o    an increase in other charges ($24 million) and
         o    an increase in minority interest ($15 million);

    partially offset by:

         o    a reduction in interest expense ($43 million) and
         o    the 2000 net gain on dispositions of businesses ($9 million).

    DISCONTINUED OPERATIONS

    On October 25, 2000, our Board of Directors committed to a plan to complete a tax-free spin-off of our Individual Membership segment (consisting of Cendant Membership Services, Inc., a wholly-owned subsidiary) and loyalty business (consisting of Cendant Incentives, formerly National Card Control Inc., a wholly-owned subsidiary included within our Insurance/Wholesale segment) through a special dividend to CD common stockholders. In connection with the planned spin-off, the account balances and activities of our Individual Membership segment were segregated and reported as discontinued operations for all periods presented. The final transaction is expected to close by mid-2001.

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

    RESULTS OF REPORTABLE OPERATING SEGMENTS

    The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-operating interest, income taxes, depreciation and amortization and minority interest, adjusted to exclude certain items, which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Our management believes such discussions are the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

    Prior to the third quarter of 2000, the historical operating results of Cendant Travel, our subsidiary which facilitates travel arrangements for our travel-related and membership businesses, were included within the Individual Membership segment. Beginning in the third quarter of 2000, the operations of Cendant Travel began being managed as a component of our Travel segment. Accordingly, the operating results of Cendant Travel are reflected in the Travel segment for all periods presented.

    In connection with the Individual Membership segment being reported as discontinued operations, general corporate overhead previously allocated to the Individual Membership segment has been reclassified to the Diversified Services segment for all periods presented.

    THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                                    ADJUSTED EBITDA
                                REVENUES                            ADJUSTED EBITDA                     MARGIN
                  -----------------------------------     -----------------------------------    -------------------
                                                 %                                      %
                    2000          1999        CHANGE        2000         1999        CHANGE        2000       1999
                  ---------    ---------    ---------     --------     ---------    ---------    ---------  --------
     Travel       $     344    $     335           3%     $    165 (1) $     164           1%          48%       49%
     Real Estate
      Franchise         162          161           1%          119           124         (4)%          73%       77%
     Relocation         127          117           9%           49            42          17%          39%       36%
     Mortgage           132          114          16%           74            59          25%          56%       52%
     Insurance/
      Wholesale         145          143           1%           48            48            -          33%       34%
     Move.com
      Group              15            5            *          (20)(2)        (8)           *           *         *
     Diversified
      Services          121          279        (57)%            9 (3)        46(4)       (80%)         7%       16%
     Inter-segment
      Eliminations       (2)           -                         -             -
                  ---------    ---------                  --------     ---------
     Total        $   1,044    $   1,154                  $    444     $     475
                  =========    =========                  ========     =========

    --------------
    *    Not meaningful.
    (1) Excludes $8 million of losses related to the dispositions of businesses.
    (2) Excludes charges of $3 million in connection with the postponement of the initial public offering of Move.com common stock.
    (3) Excludes (i) a loss of $24 million related to the dispositions of businesses, (ii) $20 million in connection with litigation asserting claims associated with accounting irregularities in the former business units of CUC International, Inc. and outside of the principal common stockholder class action lawsuit and (iii) $7 million for investigation-related costs; partially offset by a gain of $35 million, which represents the recognition of a portion of our previously recorded deferred gain from the sale of our fleet businesses due to the disposition of VMS Europe by Avis Group Holdings, Inc. in August 2000.
    (4) Excludes a net gain of $83 million related to the dispositions of businesses, partially offset by $5 million of investigation-related costs and a $5 million charge principally related to the consolidation of European call centers in Cork, Ireland.

    TRAVEL
    Revenues increased $9 million (3%) while Adjusted EBITDA increased $1 million (1%) in third quarter 2000 compared with third quarter 1999. Royalties from our franchise business increased $5 million (5%) principally due to a 3% increase in available rooms and a 3% increase in the average daily room rate within our lodging business and a 3% increase in the volume of car rental transactions at Avis Group Holdings, Inc. ("Avis"). Our common equity interest in Avis, which is approximately 18% and accounted for under the equity method, resulted in equity in earnings of $8 million and $7 million for the three months ended September 30, 2000 and 1999, respectively. Timeshare subscription and exchange fees grew $8 million (9%) primarily due to a 3% growth in memberships, a 3% increase in exchange volume, and an 8% increase in the average fee per exchange. The favorable operations of our Travel segment were partially offset by a collective $11 million reduction in the recognition of preferred alliance access fees and timeshare subscription revenues in third quarter 2000 compared to third quarter 1999, due primarily to the January 1, 2000 implementation of SAB 101. Adjusted EBITDA in third quarter 2000 also reflects a net reduction from the timing of cost allocations to the lodging brands' national advertising funds and additional corporate overhead allocations. The increase in corporate overhead allocations resulted from a refinement of allocation methods in 2000 due to our significant divestitures in 1999. Excluding the impact of non-recurring items, comprised of SAB 101 and the net increase in allocations, revenues and Adjusted EBITDA increased $20 million (6%) and $16 million (10%), respectively, in third quarter 2000 compared with third quarter 1999.

    REAL ESTATE FRANCHISE
    Revenues increased $1 million (1%) while EBITDA decreased $5 million (4%) in third quarter 2000 compared with third quarter 1999. Royalties and initial franchise fees for the CENTURY 21 (Registered Trademark), COLDWELL BANKER (Registered Trademark) and ERA(Registered Trademark) franchise brands remained constant quarter over quarter. An 8% reduction in home sale volume was offset by a 9% increase in the average price of homes sold. While our results reflected soft industry-wide conditions early in the third quarter 2000, we continued to add franchised brokerages to our brands' systems. The volume of annual commission revenue added by franchise sales in third quarter 2000 was 10% higher than in third quarter 1999. Conversely, growth has been moderated by modestly declining volume and significantly reduced acquisition activity at our largest franchisee, NRT Incorporated. The
    EBITDA reduction includes a $3 million increase in corporate overhead allocations due to a refinement of allocation methods used in 2000 compared to 1999 and also reflects $2 million of increased costs for enhanced franchisee training programs.

    RELOCATION
    Revenues and EBITDA increased $10 million (9%) and $7 million (17%), respectively, in third quarter 2000 compared with third quarter 1999 and the EBITDA margin grew from 36% to 39% for the comparable periods. Revenues and EDITDA reflect a continuing trend in our business operations from asset based to service based. Higher service based fees in third quarter 2000 versus third quarter 1999 include increases in (i) outsourcing fees of $3 million as a result of expanded services, (ii) international service fees of $3 million as a result of increased marketing and sales efforts, and (iii) referral fees of $4 million. Partially offsetting the increase in service fee revenues was a decline in corporate and government homesale closings and the related management fees, which contributed reductions in revenue and EBITDA of $3 million and $5 million, respectively, in third quarter 2000 versus third quarter 1999. Revenues and EBITDA also reflect $4 million of improved net interest income in third quarter 2000 compared with third quarter 1999.

    MORTGAGE
    Revenues and EBITDA increased $18 million (16%) and $15 million, (25%), respectively, in third quarter 2000 compared with the third quarter 1999, principally as a result of increased revenues from loan production. Revenues from mortgage loans closed increased $18 million due to favorable production margins. Accordingly, the average production fee increased 28 basis points in third quarter 2000 compared with third quarter 1999. Total mortgage closings for third quarter 2000 amounted to $6.5 billion, which was equal to the comparable prior year quarter. Purchase mortgage closings, however increased by $278 million (5%) while refinancing volume decreased by $287 million (41%). Retail purchase mortgages, which are loans where we interact directly with the consumer, increased $225 million to $4.9 billion. Retail mortgage lending has been our primary focus and accounted for more than 80% of loan volume in third quarter 2000. Moreover, we ranked as the fourth largest retail mortgage lender by the National Mortgage News(TM) for the second quarter of 2000, the latest period for which data are available. Mortgage closings from our Internet business, known as Log-In, Move-In, amounted to $183 million in third quarter 2000, compared with $73 million in third quarter 1999. Revenues generated by our servicing portfolio remained relatively level with last year despite a $17 billion (36%) increase in the average servicing portfolio, principally because of higher servicing amortization and interest expenses and lower revenues from mortgage insurance. The EBITDA margin increased from 52% in third quarter 1999 to 56% in third quarter 2000. The increase in EBITDA and EBITDA margin resulted principally from the increase in the average production fee on mortgage originations. As we had anticipated, market conditions improved in third quarter 2000 which produced more positive margin comparisons. The amount of loans in process at September 30, 2000 was 13% higher than at September 30, 1999. Although no assurances can be made, we continue to expect period-over-period market conditions to improve in the fourth quarter of the year.

    INSURANCE/WHOLESALE
    Revenues increased $2 million (1%) in third quarter 2000 compared with third quarter 1999 while EBITDA remained flat for the comparable periods. The increase in revenues was principally attributable to international expansion. There was a 17% increase in international memberships quarter over quarter.

    MOVE.COM GROUP
    Move.com Group is our Internet real estate services portal which was launched in January 2000. Revenues increased $10 million to $15 million in third quarter 2000, while Adjusted EBITDA decreased $12 million to a loss of $20 million for the same period. The increase in revenues principally reflects a significant increase in sponsorship revenues made possible by the portal's launch. The decline in Adjusted EBITDA reflects our increased investment in marketing and development of the move.com network.

    DIVERSIFIED SERVICES
    Revenues decreased $158 million while Adjusted EBITDA decreased $37 million in third quarter 2000 compared with third quarter 1999. Revenues and Adjusted EBITDA decreased primarily as a result of the 1999 dispositions of several business operations. The operating results of divested businesses, which were included through their respective disposition dates in 1999 contributed revenues and Adjusted EBITDA of $139 million and $27 million in 1999. Additionally, reductions in revenues and Adjusted EBITDA resulted from a quarter over quarter decline in financial investment income and costs incurred during third quarter 2000 to pursue Internet initiatives through our Cendant Internet Group subsidiary.

    NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30,
    1999

                                                                                                  ADJUSTED EBITDA
                                REVENUES                            ADJUSTED EBITDA                     MARGIN
                  -----------------------------------     -----------------------------------    ------------------
                                                 %                                      %
                    2000          1999        CHANGE        2000         1999        CHANGE        2000       1999
                  ---------    ---------    ---------     --------     ---------    ---------    ---------  -------
     Travel       $     954    $     948           1%     $    440 (1) $     463 (4)    (5)%         46%       49%
     Real Estate
      Franchise         448          417           7%          328           310         6%          73%       74%
     Relocation         332          315           5%          105            94        12%          32%       30%
     Mortgage           306          314          (3%)         117           153       (24)%         38%       49%
     Insurance/
      Wholesale         435          426           2%          138           137         1%          32%       32%
     Move.com
      Group              41           11            *          (74)(2)       (14)        *            *         *
     Diversified
      Services          448          789            *          110 (3)       114 (5)     *            *         *
     Fleet                -          207            *            -            81         *            *        39%
     Inter-segment
      Eliminations       (2)           -                         -             -
                  ---------    ---------                  --------     ---------
     Total        $   2,962    $   3,427                  $  1,164     $   1,338
                  =========    =========                  ========     =========

    --------------
    *    Not meaningful.
    (1) Excludes $12 million of losses related to the dispositions of businesses.
    (2) Excludes charges of $3 million in connection with the postponement of the initial public offering of Move.com common stock.
    (3) Excludes (i) a non-cash credit of $41 million in connection with a change in the original estimate of the number of Rights to be issued in connection with the PRIDES settlement resulting from unclaimed and uncontested Rights and (ii) a gain of $35 million, which represents the recognition of a portion of our previously recorded deferred gain from the sale of our fleet businesses due to the disposition of VMS Europe and Avis Group Holdings, Inc. in August 2000; partially offset by (i) $30 million of losses related to the dispositions of businesses, (ii) $15 million of investigation-related costs and (iii) $20 million in connection with litigation asserting claims associated with accounting irregularities in the former business units of CUC and outside of the principal common stockholder class action lawsuit.
    (4) Excludes a charge of $23 million in connection with the transition of the Company's lodging franchisees to a Company sponsored property management system.
    (5) Excludes a net gain of $799 million related to the dispositions of businesses and an unusual credit of $1 million recorded in connection with the sale of a Company subsidiary, partially offset by (i) $13 million of investigation-related costs, (ii) a $7 million charge related to the termination of a proposed acquisition and (iii) $5 million principally related to the consolidation of European call centers in Cork, Ireland.

    TRAVEL
    Revenues increased $6 million (1%) while Adjusted EBITDA decreased $23 million (5%) in nine months 2000 compared with nine months 1999. Royalties from our franchise business increased $9 million (3%), principally due to a 4% increase in available rooms within our lodging business and a 3% increase in the volume of car rental transactions at Avis. Timeshare exchange revenues grew $8 million (5%) primarily due to a 6% increase in the average exchange fee. Timeshare subscription revenues increased $3 million (3%) period over period, despite the impact of SAB 101, which resulted in a $6 million reduction in timeshare subscription revenues. In addition, preferred alliance access fees were $7 million lower in nine months 2000 compared with the prior year period primarily due to SAB
    101. Contributing to the Adjusted EBITDA reduction in nine months 2000 was an additional $13 million of corporate overhead allocations. The increase in overhead allocations resulted from a refinement of allocation methods in 2000 due to our significant divestitures in 1999. Other contributing factors to the Adjusted EBITDA reduction was the recognition in nine months 2000 of $3 million of obligations relating to a prior acquisition and $6 million of initial franchise fees received during nine months 1999 in connection with the generation of a master license agreement and joint venture within our timeshare business. Additionally, $11 million of gains were recognized in nine months 1999 associated with the sale of a portion of our common equity interest in Avis and incremental dividend income of $10 million was recognized in nine months 2000 from our preferred stock investment in Avis. Our common equity interest in Avis, which is approximately 18% and accounted for under the equity method, resulted in equity in earnings of $14 million and $15 million for the nine months ended September 30, 2000 and 1999, respectively. Excluding the impact of non-recurring items, comprised of SAB 101, the increase in corporate allocations and the 1999 gains on sale of Avis stock, revenues and Adjusted EBITDA increased $30 million (3%) and $14 million (3%), respectively, in nine months 2000 compared with nine months 1999.

    REAL ESTATE FRANCHISE
    Revenues and Adjusted EBITDA increased $31 million (7%) and $18 million (6%), respectively, in nine months 2000 compared with nine months 1999. Royalty fees for the CENTURY 21(Registered Trademark), COLDWELL BANKER (Registered Trademark) and ERA(Registered Trademark) franchise brands collectively increased $25 million (7%). In addition, initial franchise fees increased $4 million (48%) primarily from the sale of international franchise agreements. Industry statistics provided by the National Association of Realtors for the eight months ended August 31, 2000 (the latest period for which information is available) indicate that the number of homes sold has declined by 5% versus the prior year, while the average price of those homes sold has increased 4%. We have out-performed such industry statistics as our homesale transactions decreased only 4% while the average price of such homesale transactions increased by more than 11%. This was accomplished through a combination of homesales through existing franchised brokerages and new franchises added during the period. Corporate overhead allocations were $7 million higher in nine months 2000 due to a refinement of allocation methods used in 2000 compared to 1999. In addition, broker services related expenses increased $4 million in nine months 2000 principally due to increased costs for enhanced franchisee training programs. The Adjusted EBITDA Margin decreased only 1% despite the aforementioned increases in expenses. Increases in royalties and franchise fees are recognized with minimal corresponding increases in expenses due to our significant operating leverage within our franchise operations. Excluding the increase in corporate allocations, the Adjusted EBITDA margin increased 1 percentage point to 75% in nine months 2000 compared with 74% for the prior year period.

    RELOCATION
    Revenues and Adjusted EBITDA increased $17 million (5%) and $11 million (12%), respectively, in nine months 2000 compared with nine months 1999 and the Adjusted EBITDA margin increased from 30% to 32% for the comparable periods. Revenues and Adjusted EBITDA reflect a continuing trend in our business operations from asset based to service based. Higher service based fees for nine months 2000 versus nine months 1999 including increases in:
    (i) outsourcing fees of $9 million as a result of expanded services; (ii) international fees of $7 million as a result of increased marketing and sales efforts and; (iii) referral and other ancillary service fees of $10 million. Partially offsetting the increase in service fee revenues was a decline in corporate and government homesale closings and the related management fees which contributed reductions in revenues and Adjusted EBITDA of $10 million and $16 million, respectively, in third quarter 2000 versus third quarter 1999. Also contributing to increases in revenues and Adjusted EBITDA was $8 million of improved net interest income in nine months 2000 compared with nine months 1999. In addition, a $7 million gain was recognized in nine months 1999 on the sale of a minority interest in an insurance subsidiary. On a comparable basis, excluding the non-recurring gain, revenues and Adjusted EBITDA increased $24 million (8%) and $18 million (21%), respectively, in nine months 2000 compared with nine months 1999.

    MORTGAGE
    Revenues and Adjusted EBITDA decreased $8 million (3%) and $36 million (24%), respectively in nine months 2000 compared with nine months 1999. The impact on Revenues and Adjusted EBITDA from a $4.8 billion (23%) reduction in mortgage loan closings was offset by an increase in the average production fee. The average production fee increased 29 basis points (25%) in nine months 2000 compared to the prior year period due to a reduction in the direct cost per loan. Mortgage loan closings for nine months 2000 were $16.3 billion, consisting of $15.1 billion in purchase mortgages and $1.2 billion in refinancing mortgages. The decline in loans closed in nine months 2000 is substantially a result of a $4.6 billion reduction in mortgage refinancing volume due to the unprecedented industry-wide refinancing activity in 1999. Purchase mortgage closings in our retail lending business amounted to $12.6 billion in nine months 2000 and 1999. Mortgage closings from our Internet business, known as Log-In, Move-In, amounted to $587 million in nine months 2000, compared with $165 million in nine months 1999. Loan servicing revenues in 1999 included a $9 million gain on the sale of servicing rights. Excluding such gain, recurring loan servicing revenue increased $11 million (18%) in nine months 2000 compared to nine months 1999. The increase in loan servicing revenues was principally attributable to a corresponding increase in the average servicing portfolio which grew approximately $12.7 billion (28%) in nine months 2000 versus the prior year period. The Adjusted EBITDA margin decreased from 49% in nine months 1999 to 38% in nine months 2000. The decline in Adjusted EBITDA and Adjusted EBITDA margin resulted principally from increased expenses to market to the real estate Phone-In Move-In offices and salary and infrastructure expenses incurred in the first half of 2000 which were not fully utilized. As we anticipated, market conditions improved in third quarter 2000, and we continue to expect improvement of our operating results in fourth quarter 2000 versus fourth quarter 1999.

    INSURANCE/WHOLESALE
    Revenues increased $9 million (2%) in nine months 2000 compared with nine months 1999. Adjusted EBITDA increased $1 million (1%) over the same period. The increase in revenues and Adjusted EBITDA was principally attributable to international expansion. International revenues and Adjusted EBITDA increased $8 million and $3 million, respectively, primarily due to a 20% increase in memberships. Also, the quarter over quarter impact of a decrease in marketing expense resulting from longer amortization periods for certain customer acquisition costs was substantially offset by costs incurred during nine months 2000 related to a consolidation of domestic operations in Nashville, Tennessee. The consolidation of such domestic operations is expected to generate significant expense savings in future periods. The Adjusted EBITDA margin remained constant at 32% for the comparable nine month periods.

    MOVE.COM GROUP
    Revenues increased $30 million to $41 million in nine months 2000, while Adjusted EBITDA decreased $60 million to a loss of $74 million for the same period. These results reflect a significant increase in sponsorship revenues made possible by the portal's launch and our increased investment in marketing and development of the portal.

    DIVERSIFIED SERVICES
    Revenues and Adjusted EBITDA decreased $341 million and $4 million, respectively in nine months 2000 compared with nine months 1999. Revenues decreased primarily as a result of the 1999 dispositions of several business operations. The operating results of divested businesses were included through their respective disposition dates in 1999. The absence of such divested businesses from nine months 2000 operations resulted in a reduction in revenues and Adjusted EBITDA of $360 million and $25 million, respectively. Excluding the impact of divested businesses on nine months 1999 operating results, revenues and Adjusted EBITDA increased $16 million and $15 million, respectively, in nine months 2000. Revenues and Adjusted EBITDA increases were partially due to the favorable operating results from our Jackson Hewitt tax preparation franchise business. Jackson Hewitt, which experienced a 25% increase in year over year tax return volume, contributed an incremental $14 million and $18 million to revenues and Adjusted EBITDA, respectively in nine months 2000 compared with nine months 1999. During nine months 2000 we incurred expenses of $16 million to pursue Internet initiatives through our Cendant Internet Group. Such expenses were partially offset by $8 million of incremental income recognized from financial investments.

    FLEET
    On June 30, 1999, we completed the disposition of our Fleet segment for aggregate consideration of $1.8 billion. Revenues and EBITDA for the nine months ended September 30, 1999, were $207 million and $81 million, respectively.

    RESULTS OF DISCONTINUED OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

    In the third quarter of 2000, revenues and Adjusted EBITDA for Individual Membership decreased $76 million (29%) and $5 million (10%), respectively, compared with the third quarter of 1999, while the Adjusted EBITDA margin increased from 18% to 23% quarter-over-quarter. The 1999 dispositions of certain business units and the formation of Netmarket Group, Inc. ("NGI") as an independent company in 1999 collectively contributed $61 million to the decrease in revenues with no impact to Adjusted EBITDA. On a comparable basis, excluding the operations of such divested businesses, revenues and Adjusted EBITDA decreased $15 million (8%) and $5 million (10%), respectively, while the Adjusted EBITDA margin decreased from 24% to 23% quarter-over-quarter. The net decline in both revenues and Adjusted EBITDA primarily reflects fewer annual memberships expiring in the third quarter of 2000 than in the third quarter of 1999 (since revenues are recorded upon expiration of the membership term). Such decline was partially offset by a favorable mix of products and programs with marketing partners.

    NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30,
    1999

    In the nine months ended September 30, 2000, revenues decreased $163 million (23%) compared with the nine months ended September 30, 1999, while Adjusted EBITDA increased $68 million (100%) over the same period. The Adjusted EBITDA margin improved to 25% in the nine months ended September 30, 2000 from 10% in the corresponding period for 1999. The 1999 dispositions of certain business units and the formation of NGI as an independent company collectively contributed $171 million to the period-over-period decrease in revenues and $15 million to the period-over-period increase in Adjusted EBITDA. On a comparable basis, excluding the operating results of such divested businesses, revenues and Adjusted EBITDA increased $8 million (2%) and $53 million (64%), respectively. The Adjusted EBITDA margin increased substantially as fewer annual memberships expired in the nine months ended September 30, 2000 than in the corresponding period for 1999, reflecting our strategy in 2000 to focus principally on profitability within this business by carefully targeting our marketing efforts and reducing expenses incurred to reach potential new members. We reduced our solicitation spending by $26 million in the nine months ended September 30, 2000 compared with the corresponding period for 1999. In addition, we experienced a favorable mix of products and programs with marketing partners, which further contributed to revenue and Adjusted EBITDA growth. Also, the sale of certain referral agreements with car dealers resulted in an additional $8 million of revenues and Adjusted EBITDA in 2000.

    LIQUIDITY AND CAPITAL RESOURCES

    Based upon cash flows provided by our operations and access to liquidity through various other sources, including public debt and equity markets and financial institutions, we have sufficient liquidity to fund our current business plans. Activities of our management and mortgage programs are autonomous and distinct from our other activities. Therefore, management believes it is more useful to review the debt financing and cash flows of management and mortgage programs separately from the debt financing and cash flows of our other activities.

    We continually explore and conduct discussions with regard to acquisitions and other strategic corporate transactions in our industries and in other franchise, franchisable or service businesses in addition to the transactions previously announced. As part of this regular on-going evaluation of acquisition opportunities, we currently are engaged in a number of separate, unrelated preliminary discussions concerning possible acquisitions. The purchase price for the possible acquisitions may be paid in cash, through the issuance of CD common stock (which would increase the number of shares of CD common stock) or other of our securities, borrowings, or a combination thereof. Prior to consummating any such possible acquisition, we will need to, among other things, initiate and complete satisfactorily our due diligence investigations; negotiate the financial and other terms (including price) and conditions of such acquisitions; obtain appropriate Board of Directors, regulatory and other necessary consents and approvals; and, if necessary, secure financing. No assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. In the past, we have been involved in both relatively small acquisitions and acquisitions which have been significant.

    ACQUISITIONS AND DISPOSITIONS

    ACQUISITIONS On November 13, 2000, we announced that we entered into a definitive agreement to acquire all of the outstanding shares of Avis Group Holdings, Inc. ("Avis") that are not currently owned by us at a price of $33.00 per share in cash. Approximately 26 million outstanding shares of Avis common stock, and options to purchase approximately 7.9 million additional shares, are not currently owned by us. Accordingly, the transaction is valued at approximately $935 million, net of option proceeds. We anticipate that more than 50% of the purchase price will be financed from new borrowings available to us and to PHH Corporation ("PHH"), our wholly-owned subsidiary, and expect that the remaining amount will be provided either from available cash or from the issuance of CD common stock. However, the actual funding for the acquisition will be finalized before the closing of the transaction.

    The acquisition will be made by PHH. PHH will distribute the consumer car rental business, Avis Rent a Car, to one of our subsidiaries not within PHH's ownership structure. After the acquisition and the distribution of the consumer car rental business, PHH will own and operate the Vehicle Management and Leasing business as well as the Wright Express fuel card business. The merger is conditioned upon, among other things, approval of a majority of the votes cast by Avis stockholders who are unaffiliated with us and also customary regulatory approvals. Although no assurances can be given, we expect the transaction to close in first quarter of 2001.

    On November 2, 2000, we announced that we had entered into a definitive agreement with Fairfield Communities, Inc. ("Fairfield") to acquire all of its outstanding common stock at $15 per share, or approximately $635 million in aggregate. The final acquisition price may increase to a maximum of $16 per share depending upon a formula based on the average trading price of CD common stock over a twenty trading day period prior to the date on which Fairfield stockholders meet to approve the transaction. At least 50% of the consideration will be in cash and the balance will either be in cash or CD common stock, at our election. Consummation of the transaction is subject to customary regulatory approvals. Although no assurances can be given, we expect to complete the acquisition in early 2001.

    DISPOSITIONS
    On October 27, 2000, we announced that we had entered into a definitive agreement with Homestore.com, Inc. ("Homestore") to sell our Internet real estate portal, move.com, certain other businesses within our Move.com Group segment and Welcome Wagon International, Inc., (a subsidiary within our Diversified Services segment) in exchange for approximately 26 million shares of Homestore common stock valued at approximately $761 million. We intend on allocating a portion of the Homestore common stock shares received to existing Move.com common stockholders and option holders. After such allocation, we expect to retain approximately 19 or 20 million shares of Homestore common stock. Consummation of the transaction is subject to certain customary closing conditions, including Hart Scott Rodino anti-trust approval. Although no assurances can be given, we expect to complete the transaction during the first quarter of 2001.

    On October 25, 2000, our Board of Directors committed to a plan to complete a tax-free spin-off of our Individual Membership segment and loyalty business through a special dividend to CD common stockholders. The final transaction is expected to close by mid-2001.

    CLASS ACTION LITIGATION SETTLEMENT

    On December 7, 1999, we announced that we reached a preliminary agreement to settle the principal securities class action pending against us in the U.S. District Court in Newark, New Jersey (the "Settlement Agreement") brought on behalf of purchasers of all Cendant and CUC publicly traded securities, other than PRIDES, between May 1995 and August 1998. Under the Settlement Agreement, we would pay the class members approximately $2.85 billion in cash. The definitive settlement document was approved by the U.S. District Court by order dated August 14, 2000. Certain parties in the class action have appealed the District Court's orders approving the plan of allocation of the settlement fund and awarding of attorneys' fees and expenses to counsel for the lead plaintiffs. No appeals challenging the fairness of the $2.85 billion settlement amount were filed. The U.S. Court of Appeals for the Third Circuit has not issued a briefing schedule for the appeals. Accordingly, we will not be required to fund the settlement amount of $2.85 billion for some time. However, the Settlement Agreement required us to post collateral in the form of credit facilities and/or surety bonds by November 13, 2000. Accordingly, on November 13, 2000, we posted a surety bond in the amount of $790 million and letters of credit aggregating $1.71 billion. We also had the option of forming a trust established for the benefit of the plaintiffs in lieu of posting collateral. On November 13, 2000, we funded such trust with a cash deposit of approximately $350 million. Such deposit will serve to reduce the amount of collateral required to be posted under the Settlement Agreement. See Debt Financing - Exclusive of Management and Mortgage Programs for further detail regarding the collateral arrangements in connection with the Settlement Agreement.

    The settlement does not encompass all litigation asserting claims associated with the accounting irregularities. We do not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, we do not believe that the impact of such unresolved proceedings should result in a material liability to us in relation to our consolidated financial position or liquidity.

    DEBT FINANCING

    EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS
    At September 30, 2000, aggregate outstanding borrowings consisted of the following:

    7 3/4% senior notes (1)                                   $  1,149
    3% convertible subordinated notes  (1)                         548
    Term loan facility                                             375
    Other                                                            2
                                                              --------
                                                              $  2,074
                                                              ========
    ----------
    (1) Publicly issued fixed rate debt.

    During August 2000, we replaced our $1.0 billion, 364-day revolving credit facility with a $1.75 billion three-year competitive advance and revolving credit agreement maturing on August 29, 2003. Borrowings under this new agreement will bear interest at LIBOR plus a margin of approximately 60 basis points. In addition, we are required to pay a per annum facility fee of approximately 15 basis points and a 0.125% utilization fee of daily commitments above a certain threshold. The agreement also contains the committed capacity to issue up to $1.75 billion in letters of credit, which can be used as part of the collateral arrangements under the Settlement Agreement. We utilized $1.71 billion of the facility for this purpose at the time collateral was required to be posted under the Settlement Agreement. The interest rates and facility fees are subject to change based upon credit ratings on our senior unsecured long-term debt by nationally recognized debt rating agencies. As of September 30, 2000, there were no outstanding borrowings related to the $1.75 billion three-year competitive advance and revolving credit agreement.

    During August 2000, we obtained $790 million in commitments for surety bonds as an additional source of collateral required to be posted under the Settlement Agreement.

    The $1.75 billion three-year competitive advance and revolving credit agreement and the $790 million in surety bonds require us to fund a settlement trust on behalf of the plantiffs in the stockholder securities class action litigation in four quarterly payments of $150 million, followed by eight quarterly payments of $200 million, commencing in the quarter ended March 31, 2001. The escrow deposits will serve to reduce the amount of collateral previously posted by us, as required by the Settlement Agreement.

    We also have $750 million of committed bank facilities, which are currently undrawn and available, with the exception of $25 million of letters of credit, and $2.2 billion of availability under existing shelf registration statements. Our credit facilities contain certain restrictive covenants, including restrictions on indebtedness of material subsidiaries, consent to mergers and limitations on liens, liquidations, and sale and leaseback transactions. Maintenance of certain financial ratios is also required.

    In January 2000, we used available cash to redeem our outstanding 7 1/2% senior notes at a redemption price of 100.695% of par, plus accrued interest.

    RELATED TO MANAGEMENT AND MORTGAGE PROGRAMS
    Our PHH subsidiary operates our mortgage and relocation services businesses as a separate public reporting entity and supports the origination of mortgages and advances under relocation contracts primarily by issuing commercial paper and medium-term notes and by maintaining secured obligations. PHH debt is not classified based on contractual maturities, but rather is included in liabilities under management and mortgage programs since the debt corresponds directly with the high quality related assets. At September 30, 2000, aggregate outstanding borrowings under management and mortgage programs consisted of the following:

    Commercial paper                                         $    1,494
    Secured obligations  (1)                                        400
    Medium-term notes                                               124
    Other                                                           125
                                                             ----------
                                                             $    2,143
                                                             ==========

    -----------
    (1) Consists of a 364-day financing agreement to sell mortgage loans under an agreement to repurchase such mortgages. The agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under this agreement is $500 million. The agreement is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement.

    Debt is issued by PHH without recourse to the parent company. PHH expects to continue to maximize its access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses.

    PHH minimizes its exposure to interest rate and liquidity risk by effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources and securing available credit under committed banking facilities. Depending upon asset growth and financial market conditions, PHH utilizes domestic commercial paper markets, public and private debt markets, as well as other cost-effective short-term instruments. As of November 3, 2000, PHH had approximately $3.0 billion available for issuing medium-term notes under its existing shelf registration statement. Proceeds from future offerings will continue to be used to finance assets PHH manages for its clients, for a portion of the acquisition of Avis and for general corporate purposes.

    Augmenting these sources, PHH will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At November 3, 2000, PHH maintained the following agreements, whereby managed assets were sold or transferred to third parties.

    Mortgage. PHH maintains a revolving sales agreement, under which an unaffiliated bankruptcy remote buyer, Bishops Gate Residential Mortgage Trust (the "Buyer"), a special purpose entity, committed to purchase, at PHH's option, mortgage loans originated by PHH on a daily basis, up to the Buyer's asset limit of $2.1 billion. Under the terms of this sales agreement, PHH retains the servicing rights on the mortgage loans sold to the Buyer and arranges for the sale or securitization of the mortgage loans into the secondary market. The Buyer retains the right to select alternative sale or securitization arrangements. At September 30, 2000, PHH was servicing approximately $980 million of mortgage loans owned by the Buyer.

    Relocation. PHH maintains three separate financing agreements with Apple Ridge Funding LLC ("Apple Ridge"), a bankruptcy remote, special purpose entity. Under the terms of these agreements, certain relocation receivables will be transferred for cash, on a revolving basis, to Apple Ridge until March 31, 2007. PHH retains a subordinated residual interest and the related servicing rights and obligations in the relocation receivables. At September 30, 2000, PHH was servicing approximately $703 million of receivables under these agreements.

    To provide additional financial flexibility, PHH's current policy is to ensure that minimum committed facilities aggregate 100 percent of the average amount of outstanding commercial paper. As of September 30, 2000, PHH maintained $1.625 billion of unsecured committed credit facilities, which were provided by domestic and foreign banks. The facilities consisted of a $750 million revolving credit facility maturing in February 2001, a $125 million revolving credit facility maturing in September 2001 and a $750 million revolving credit facility maturing in February 2005. The full amount of PHH's committed facilities at September 30, 2000 was undrawn and available to support the average outstanding commercial paper balance.

    We closely evaluate not only the credit of the banks, but also the terms of the various agreements to ensure on-going availability. We believe that our current policy provides adequate protection should volatility in the financial markets limit PHH's access to commercial paper or medium-term notes funding. PHH continuously seeks additional sources of liquidity to accommodate its asset growth and to provide further protection from volatility in the financial markets. In the event that the public debt market is unable to meet PHH's funding needs, we believe that PHH has appropriate alternative sources to provide adequate liquidity, including current and potential future securitized obligations and its revolving credit facilities.

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

    STOCKHOLDERS' EQUITY

    CD COMMON STOCK TRANSACTIONS
    Repurchases. Since inception of our common stock repurchase program in October 1998 and through September 30, 2000, we repurchased a total of approximately $2.3 billion (121 million shares) of CD common stock. As of September 30, 2000, we had approximately $488 million remaining availability under our common stock repurchase program.

    Strategic Alliance. In February 2000, pursuant to a previously announced strategic alliance, Liberty Media Corporation ("Liberty Media") invested $400 million in cash to purchase 18 million shares of CD common stock and a two-year warrant to purchase approximately 29 million shares of CD common stock at an exercise price of $23.00 per share. In addition, in March 2000, Liberty Media's Chairman, John C. Malone, Ph.D., purchased one million shares of CD common stock for approximately $17 million in cash. The strategic alliance with Liberty Media is intended to develop Internet and related opportunities associated with our travel, mortgage, real estate and direct marketing businesses.

    MOVE.COM COMMON STOCK TRANSACTIONS
    Authorization of Tracking Stock. On March 21, 2000, our stockholders approved a proposal authorizing a new series of common stock to track the performance of the Move.com Group, a group of businesses which provide a broad range of quality relocation, real estate and home-related products and services through its flagship portal site, move.com, and through the move.com network. Our existing common stock was reclassified as CD common stock, which reflects the performance of our other businesses and also a retained interest in the Move.com Group (collectively referred to as the "Cendant Group"). In addition, our charter was amended and restated to increase the number of authorized shares of common stock from 2.0 billion to approximately 2.5 billion, comprised of 2.0 billion shares of CD common stock and 500 million shares of Move.com common stock. Although the issuance of Move.com common stock is intended to track the performance of the Move.com Group, holders are subject to all of the risks associated with an investment in all of our businesses, assets and liabilities. We issued shares of Move.com common stock in the following private financings:

    NRT Incorporated Investment. On April 14, 2000, NRT Incorporated ("NRT") purchased 319,591 shares of Move.com common stock for $31.29 per share or approximately $10 million in cash. We own $179 million of NRT convertible preferred stock, of which $21 million will be convertible, at our option upon occurrence of certain events, into no more than 50% of NRT's common stock.

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

    CASH FLOWS

    EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS CASH FLOWS

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------------------------
                                                           2000              1999             CHANGE
                                                      --------------    -------------    ---------------
    Cash provided by (used in) continuing operations:
       Operating activities                           $          578    $         738    $          (160)
       Investing activities                                     (246)           2,509             (2,755)
       Financing activities                                      (60)          (2,555)             2,495
    Effects of exchange rate changes on
       cash and cash equivalents                                  25               32                 (7)
    Net cash provided by (used in)
       discontinued operations                                    11              (80)                91
                                                      --------------    -------------    ---------------
    Net change in cash and cash equivalents           $          308    $         644    $          (336)
                                                      ==============    =============    ===============

    Cash flows from operating activities decreased primarily due to:

         o the effects of non-strategic businesses disposed throughout 1999 and
         o    a decrease in working capital.

    Cash flows from investing activities resulted in an outflow of $246 million in 2000 compared to an inflow of $2,509 million in 1999, primarily due to the absence in 2000 of $2.8 billion of net cash proceeds received from the disposition of businesses in 1999.

    Cash flows used in financing activities decreased primarily due to:

         o    an increase in the issuances of common stock,
         o    a decrease in the repurchases of CD common stock and
         o proceeds from the issuance of a mandatorily redeemable preferred interest and the Additional PRIDES;

    partially offset by:

         o    a net outflow of funds from borrowing activities.

    MANAGEMENT AND MORTGAGE PROGRAMS CASH FLOWS

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                       ---------------------------------------------------
                                                            2000              1999            CHANGE
                                                       --------------    -------------    ----------------
     Cash provided by (used in):
        Operating activities                           $          (28)   $       1,298    $        (1,326)
        Investing activities                                      (62)          (1,243)             1,181
        Financing activities                                     (171)          (1,082)               911
                                                       --------------    -------------    ----------------
     Net change in cash and cash equivalents           $         (261)   $      (1,027)   $           766
                                                       ==============    =============    ================

    Cash flows from operating activities resulted in an outflow of $28 million in 2000 compared to an inflow of $1,298 million in 1999, primarily due to:

         o a decrease in cash flows from the originations of mortgage loans, which reflects larger mortgage loan originations in proportion to mortgage loan sales and
         o a decrease in depreciation and amortization due to the 1999 disposition of our former Fleet segment.

    Cash flows used in investing activities decreased primarily due to:

         o the absence in 2000 of a $774 million cash use in 1999 related to our former Fleet segment and
         o a net inflow of funds generated from advances on homes under management.

    Cash flows used in financing activities decreased primarily due to:

         o the absence in 2000 of $3.0 billion in proceeds received for debt repayment in connection with the disposal of our former Fleet segment and
         o a reduction in net borrowing requirements for our investment in assets under management and mortgage programs.

    CAPITAL EXPENDITURES

    During the nine months ended September 30, 2000, we invested $147 million in property and equipment to support operational growth and to enhance marketing opportunities. In addition, technological improvements were made to improve operating efficiencies. We anticipate an aggregate capital expenditure investment of approximately $210 million.

    FLEET DISPOSITION

    On June 30, 1999, we completed the disposition of our Fleet segment for aggregate consideration of $1.8 billion. The consideration consisted of the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360 million of non-voting convertible preferred stock of Avis Fleet Leasing and Management Corporation. We account for this convertible preferred stock investment using the cost method. Conversion of the convertible preferred stock is at our option, subject to earnings and stock price thresholds within specified intervals of time. As of September 30, 2000, the conversion conditions had not been satisfied. In connection with our current business plans, we announced on August 15, 2000, that we had submitted to the Board of Directors of Avis, a preliminary, non-binding proposal to acquire all of the outstanding shares of Avis that are not currently owned by us. See "Liquidity and Capital Resources - Acquisitions and Dispositions" for further detail regarding this proposed transaction.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137 "Accounting For Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. We have appointed a team to implement these standards on an enterprise-wide basis. We have identified certain contracts, which contain embedded derivatives, and additional freestanding derivatives as defined by SFAS No. 133. Completion of our implementation plan and determination of the impact of adopting these standards is expected by the end of the fourth quarter of 2000. Since the impact is dependent upon market fluctuations and the notional value of such contracts at the time of adoption, the impact of adopting these standards is not fully determinable. However, we currently do not anticipate material changes to any of our existing hedging strategies as a result of such adoption. We will adopt SFAS No. 138 concurrently with SFAS No. 133 on January 1, 2001, as required.

    In October 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises criteria for accounting for securitizations, other financial-asset transfers, and collateral and introduces new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendment. We will adopt SFAS No. 140 on December 31, 2000, as required.

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    As previously discussed in our 1999 Annual Report filed on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used September 30, 2000 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

PART II  -  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The discussions contained under the headings "Class Action Litigation and Government Investigations" in Note 11 contained in PART I FINANCIAL INFORMATION,
Item 1. Financial Statements, are incorporated herein by reference in their entirety.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

See Exhibit Index.

(B) REPORTS ON FORM 8-K

On August 29, 2000, we filed a current report on Form 8-K to report under Item 5 that the U.S. District Court in Newark, New Jersey approved as final the previously announced class action litigation settlement with Cendant common stockholders.

On August 15, 2000, we filed a current report on Form 8-K to report under Item 5 that a preliminary, non-binding proposal to acquire all of the outstanding shares of Avis Group Holdings, Inc. that are not currently owned by us at a price of $29.00 per share in cash.

On July 21, 2000, we filed a current report on Form 8-K to report under Item 5 our second quarter 2000 financial results.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CENDANT CORPORATION

                                            /s/ David M. Johnson
                                            -----------------------------
                                            David M. Johnson
                                            Senior Executive Vice President and
                                            Chief Financial Officer


                                            /s/ John T. McClain
                                            -----------------------------
                                            John T. McClain
                                            Senior Vice President, Finance and
Date:  November 14, 2000                    Corporate Controller

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

    3.1 Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2000 dated July 28, 2000)

    3.2 Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2000 dated July 28, 2000)

    10.1 Amendment, effective May 15, 2000, to the Amended and Restated Employment Agreement, dated as of June 30, 1996 and all subsequent amendments thereto, by and between Cendant Corporation, successor to HFS Incorporated, and Henry R. Silverman.

    10.2 Agreement and Plan of Merger, dated as of November 1, 2000, by and among Cendant Corporation, Grand Slam Acquisition Corp. and Fairfield Communities, Inc.

    10.3 Agreement and Plan of Reorganization by and among Homestore.com, Inc., Metal Acquisition Corp, Welcome Wagon Acquisition Corp., Move.com, Inc., Welcome Wagon International Inc., Cendant Membership Services, Inc. and Cendant Corporation, dated as of October 26, 2000.

    10.4 Agreement and Plan of Merger by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp. and Avis Group Holdings, Inc., dated as of November 11, 2000.

    10.5 Three Year Competitive Advance and Revolving Credit Agreement, dated as of August 29, 2000, among Cendant Corporation, the lenders referred to therein, and the Chase Manhattan Bank, as Administrative Agent.

    12        Computation of Ratio of Earnings to Fixed Charges

    27        Financial Data Schedule (electronic transmission only)