Form 10-K
period 2000-12-13
CENDANT CORP
filed 2001-03-29
CIK 723612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                          COMMISSION FILE NO. 1-10308

                            ------------------------

                              CENDANT CORPORATION
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                     06-0918165
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)

          9 WEST 57TH STREET
             NEW YORK, NY                                     10019
(Address of principal executive office)                     (Zip Code)

                                   212-413-1800
               (Registrant's telephone number, including area code)

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                          ON WHICH REGISTERED
---------------------------------------        ------------------------------------
    CD Common Stock, Par Value $.01                  New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                             7 3/4% Notes due 2003
                   3% Convertible Subordinated Notes due 2002
       Zero Coupon Senior Convertible Contingent Debt Securities due 2021

                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the New York Stock Exchange on March 15, 2001 was 12,008,130,000. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

The number of shares outstanding of each of the Registrant's classes of common stock was 844,796,413 as of March 15, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be mailed to stockholders in connection with our annual stockholders meeting to be held on May 22, 2001 (the "Annual Proxy Statement") are incorporated by reference into
Part III hereof.

             DOCUMENT CONSTITUTING PART OF SECTION 10(A) PROSPECTUS
                      FOR FORM S-8 REGISTRATION STATEMENTS

This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

                               TABLE OF CONTENTS

ITEM                                            DESCRIPTION                             PAGE
----                                            -----------                           --------
                        PART I
 1                      Business                                                          4
 2                      Properties                                                       38
 3                      Legal Proceedings                                                39
 4                      Submission of Matters to a Vote of Security Holders              46

                        PART II
 5                      Market for the Registrant's Common Equity and Related
                        Stockholder Matters                                              46
 6                      Selected Financial Data                                          47
 7                      Management's Discussion and Analysis of Financial Condition
                        and Results of
                        Operations                                                       48
 7a                     Quantitative and Qualitative Disclosures about Market Risk       63
 8                      Financial Statements and Supplementary Data                      64
 9                      Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure                                                       64

                        PART III
 10                     Directors and Executive Officers of the Registrant               65
 11                     Executive Compensation                                           65
 12                     Security Ownership of Certain Beneficial Owners and
                        Management                                                       65
 13                     Certain Relationships and Related Transactions                   65

                        PART IV
 14                     Exhibits, Financial Statement Schedules and Reports on Form
                        8-K                                                              65

                        Signatures                                                       66

                                     PART I

ITEM 1. BUSINESS

EXCEPT AS EXPRESSLY INDICATED OR UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY", "CENDANT", "WE", "OUR" OR "US" MEANS CENDANT CORPORATION, A DELAWARE CORPORATION, AND ITS SUBSIDIARIES.

GENERAL

We are one of the foremost providers of travel and real estate services in the world. We were created through the merger of HFS Incorporated into CUC International, Inc. in December 1997 with the resultant corporation being renamed Cendant Corporation.

We operate in three principal divisions--travel, real estate, and diversified services. Our businesses provide a wide range of complementary consumer and business services, which together represent seven business segments at December 31, 2000. Our businesses are intended to complement one another and create cross-marketing opportunities both within each division and between divisions. Our travel division franchises hotel businesses, franchises and operates car rental businesses, facilitates vacation timeshare exchanges and provides fleet management services to corporate clients and government agencies; our real estate division franchises real estate brokerage businesses, provides home buyers with mortgages and assists in employee relocations; and our diversified services division provides marketing strategies primarily to financial institutions through offering an array of financial and insurance-based products to consumers, franchises tax preparation service businesses, operates parking facilities in the United Kingdom and provides information technology services.

As a franchisor of hotels, residential and commercial real estate brokerage offices, car rental operations and tax preparation services, we license the owners and operators of independent businesses the right to use our brand names. We do not own or operate hotels, real estate brokerage offices or tax preparation offices. Instead, we provide our franchisee customers with services designed to increase their revenue and profitability.

TRAVEL DIVISION

Our travel division contains our Travel segment, which consists of the lodging franchise, car rental franchise and timeshare businesses. With the acquisition of Avis Group Holdings, Inc. on March 1, 2001, the travel division now includes the car rental operations and fleet management services. In our lodging franchise business, we franchise hotels primarily in the mid-priced and economy markets. We are the world's largest hotel franchisor, operating the Days Inn-Registered Trademark-, Ramada-Registered Trademark- (in the United States), Super 8-Registered Trademark-, Howard Johnson-Registered Trademark-, Wingate Inn-Registered Trademark-, Knights Inn-Registered Trademark-, Travelodge-Registered Trademark- (in North America),
Villager-Registered Trademark- and AmeriHost Inn-Registered Trademark- lodging franchise systems. In our car rental business, we own the Avis-Registered Trademark- worldwide vehicle rental franchise system, which is the second largest car rental system in the world (based on total revenues and volume of rental transactions). We completed the purchase of the largest Avis franchisee, Avis Group Holdings, Inc., on March 1, 2001. See "Recent Developments--Acquisitions--Avis Group Holdings". In our timeshare business, we own Resort Condominiums International, LLC, the world's leading timeshare exchange company. On November 2, 2000, we entered into an agreement to acquire Fairfield Communities, Inc., one of the largest vacation ownership companies in the United States. We expect to complete this transaction in early April 2001. See "Recent Developments--Acquisitions--Fairfield Communities".

REAL ESTATE DIVISION

Our real estate division consists of the Real Estate Franchise, Relocation, Mortgage and Move.com Group segments (see "Recent Developments--Divestiture of Move.com and Welcome Wagon International"). We are the world's largest real estate brokerage franchisor. In our Real Estate Franchise segment, we franchise real estate brokerage offices under the CENTURY 21-Registered Trademark-, Coldwell Banker-Registered Trademark- and ERA-Registered Trademark- real estate brokerage franchise systems. In our Relocation segment, our Cendant Mobility Services Corporation subsidiary is a leading provider of corporate relocation services in the world. We offer relocation clients a variety of services in connection with the transfer of a client's employees and offer similar services to affinity groups and their members. In our Mortgage segment, our Cendant Mortgage Corporation subsidiary originates, sells and services residential mortgage loans in the United States, marketing such services to consumers through relationships with corporations, financial institutions, real estate brokerage firms and mortgage banks.

DIVERSIFIED SERVICES DIVISION

Our diversified services division consists of our Insurance/Wholesale segment and our Diversified Services segment, which includes our tax preparation services franchise, our parking operations and our information technology services. Our Insurance/Wholesale segment markets and administers insurance products, primarily accidental death and dismemberment insurance and term life insurance, and also provides marketing strategies primarily to financial institutions through an offering of checking account enhancement packages for the benefit of their customers. The insurance/wholesale business is conducted through FISI*Madison LLC ("FISI"), Benefit Consultants, Inc. ("BCI"), Long Term Preferred Care, Inc. ("LTPC") and Cims Ltd. ("Cims"), which are all wholly-owned subsidiaries. Our Jackson Hewitt Inc. subsidiary operates the second largest tax preparation service system in the United States with locations in 48 states and franchises a system of approximately 3,300 offices that specialize in computerized preparation of federal and state individual income tax returns. Our National Car Parks Limited subsidiary operates parking facilities in the United Kingdom. Our WizCom International, Ltd. subsidiary provides electronic reservation processing, connectivity and information management systems for the travel industry.

RECENT DEVELOPMENTS

ACQUISITIONS

We continually explore and conduct discussions with regards to acquisitions and other strategic corporate transactions in our industries and in other franchise, franchisable or service businesses. In addition to transactions previously announced, as part of our regular on-going evaluation of acquisition opportunities, we currently are engaged in a number of separate, unrelated preliminary discussions concerning possible acquisitions. The purchase price for the possible acquisitions may be paid in cash, through the issuance of CD common stock or our other securities, borrowings, or a combination thereof. Prior to consummating any such possible acquisition, we will need to, among other things, initiate and complete satisfactorily our due diligence investigations, negotiate the financial and other terms (including price) and conditions of such acquisitions, obtain appropriate Board of Directors, regulatory and other necessary consents and approvals, and, if necessary, secure financing. No assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. In the past, we have been involved in both relatively small acquisitions and acquisitions which have been significant. The following text provides descriptions of recently announced transactions.

AVIS GROUP HOLDINGS. On March 1, 2001, we purchased the 82% of Avis Group Holdings, Inc. that we did not already own at a price of $33.00 per share in cash, or approximately $937 million. Our car rental business is now comprised of the Avis franchise system and the car rental operations of Avis Group, formerly our largest Avis franchisee. In addition, through the acquisition of Avis Group, we also acquired PHH Arval, a leader in the fleet management services business, which offers fleet leasing, fleet management, other management services to corporate clients and government agencies, and Wright Express Corporation, the leading fuel card service provider in the United States, which offers fuel and vehicle expense management programs to corporations and government agencies for the effective management and control of vehicle travel expenses.

In an effort to effectively integrate the operations of Avis Group with our operations, we implemented an internal reorganization on March 1, 2001. Pursuant to this reorganization, the car rental operations of Avis Group became a part of our subsidiary, Cendant Car Holdings, LLC, and the worldwide fleet management operations of Avis Group became a part of our subsidiary, PHH Corporation.

FAIRFIELD COMMUNITIES. On November 2, 2000, we announced that we had entered into an agreement to acquire all of the outstanding common stock of Fairfield Communities, Inc. at $15 per share, or approximately $635 million in aggregate. At least 50% of the consideration will be in cash; the balance will either be in cash or CD common stock, at our election. The final acquisition price may increase to a maximum of $16 per share depending on a formula based on the average trading price of our stock over a 20-day trading period prior to the closing of the transaction. Fairfield, with more than 324,000 vacation-owning households, is a leading vacation ownership company in the United States, marketing and managing resort properties at 35 locations in 12 states and the Bahamas. Fairfield operates over 32 dedicated sales centers and manages over 110 timeshare and whole ownership resort associations. Although no assurances can be given, we expect to complete the acquisition in early April 2001.

HOLIDAY COTTAGES GROUP. On January 17, 2001, we acquired Holiday Cottages Group Ltd. ("HCG"). HCG is a leading provider of holiday cottage rentals in Europe. HCG markets eight brands and processed reservations for cottage rentals comprising approximately 184,000 rental weeks for 2000.

RCI SOUTHERN AFRICA AND RCI PACIFIC. On February 28, 2001, RCI Europe, our wholly owned subsidiary, acquired Vacation Exchanges International (Pty) Ltd., which does business as RCI Southern Africa Ltd. This acquisition also included our acquisition of the remaining 50 percent of RCI Pacific (Pty) Ltd. that we did not already own. RCI Southern Africa Ltd. operates in the timeshare exchange industry in southern Africa, Australia, New Zealand and Fiji.

AMERIHOST INN. On October 2, 2000, we completed the acquisition of the AmeriHost Inn and AmeriHost Inn & Suites-SM- brand names and franchising rights. AmeriHost Inn and AmeriHost Inn & Suites are new construction, limited service, mid-priced hotels. We and Amerihost Properties, Inc. ("API") intend to grow the AmeriHost hotel system through continued property development by API and our active franchise sales to API and third parties. Additionally, we have entered into an agreement with API to share royalties on AmeriHost hotels for a period of 25 years.

BRADFORD & BINGLEY RELOCATION SERVICES. On September 7, 2000, we acquired Bradford & Bingley Relocation Services, Ltd. ("BBRS"), a leading corporate relocation services provider in the United Kingdom. BBRS operations were merged with our Cendant Relocation (UK) Limited operations immediately after the acquisition.

HAMILTON WATTS INTERNATIONAL. On July 20, 2000, we acquired Hamilton Watts International, a leading provider of expatriate and corporate relocation management services in Australia and across Southeast Asia.

MARKETTRUST. On January 8, 2001, our FISI subsidiary acquired certain assets of MarketTrust, Inc., including its agreements to provide checking account enhancement packages to over 320 financial institutions located across the United States.

INTERNET DEVELOPMENTS

We are currently developing an online travel portal due to launch in late 2001. We hope to maximize growth opportunities of our existing travel businesses and take advantage of our experience with the move.com portal. The travel portal will leverage new technology coupled with access to our lodging, timeshare, car rental and travel agency services to address the full range of consumer travel needs. The travel portal will deliver a consumer friendly experience with products and services from a wide variety of travel providers.

OTHER

SECURITIES OFFERINGS. On February 13, 2001, we issued $1.2 billion principal amount at maturity of zero-coupon senior convertible contingent notes due 2021 in a private offering. The notes were offered at an initial offering price of $608.41 per $1,000 principal amount at maturity, with gross proceeds of approximately $750 million. On March 9, 2001, Lehman Brothers Inc. exercised its option to purchase an additional $246 million principal amount at maturity of notes. Each $1,000 principal amount at maturity note will be convertible into 33.4 shares of CD common stock if the closing price of CD common stock on the New York Stock Exchange exceeds specified levels or in the event our credit rating falls below investment grade or if we call the notes for redemption or engage in certain corporate transactions. The notes will not be redeemable by the Company prior to February 13, 2004 but we may be required to repurchase notes at the accreted value thereof, at the option of the holders, on February 13, 2004, 2009, or 2014. We may choose to pay the purchase price for the foregoing repurchases in cash or shares of CD common stock.

Simultaneously with the notes offering, we issued 40 million shares of our CD common stock to Lehman at $13.20 per share, resulting in net proceeds of approximately $528 million. On March 9, 2001, Lehman exercised its option to purchase an additional six million shares of CD common stock to cover over-allotments which provided $79.2 million in net proceeds. We used a portion of the proceeds from the offerings to fund the acquisition of Avis Group. The remaining proceeds will be used to reduce outstanding debt and for general corporate purposes.

DIVESTITURE OF MOVE.COM AND WELCOME WAGON INTERNATIONAL. On February 16, 2001, we completed the sale to Homestore.com of certain businesses within our Move.com Group segment, and our Welcome Wagon International business, which was part of our Diversified Services segment. The transaction combines two leading Web sites in the home and real estate category under the Homestore.com-Registered Trademark- brand. The transaction also provides Homestore.com's Web site REALTOR.com-Registered Trademark- with an exclusive 40-year license to the aggregated listings of our CENTURY 21, Coldwell Banker and ERA national real estate franchises. Homestore.com acquired the Move.com and Welcome Wagon businesses in an all-stock transaction totaling approximately
26.3 million shares of Homestore common stock valued over $700 million. As a result of the transaction, we own approximately 21.5 million shares of Homestore.com common stock, representing approximately 20% of the current outstanding shares of Homestore.com. See "Divested Businesses and Discontinued Operations--Move.com and Welcome Wagon".

SPIN-OFF OF INDIVIDUAL MEMBERSHIP BUSINESSES. On October 25, 2000, we announced our intention to distribute 100% of the stock of a new company incorporating our individual membership and loyalty businesses to our stockholders in a tax-free distribution. We expect the process, which includes the formation of the new company, registration of its shares and distribution of the shares to stockholders, to be completed in mid-2001. The principal operating units of the new company will be Cendant Membership Services Inc., currently headquartered in Stamford, Connecticut, and Cendant Incentives Incorporated, headquartered in Richmond, Virginia. The spin-off does not include the direct marketing businesses of FISI, BCI, LTPC and Cims. See "Divested Businesses and Discontinued Operations--Individual Membership".

PRINCIPAL CLASS ACTION LITIGATION SETTLEMENT AND GOVERNMENT INVESTIGATION
  FINDINGS

Since our April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC International, Inc. business units, approximately 70 lawsuits claiming to be class actions, three lawsuits claiming to be brought derivatively on our behalf and several individual lawsuits and arbitration proceedings have been filed against us and, among others, our predecessor, HFS Incorporated, and several current and former officers and directors of Cendant and HFS. These lawsuits assert, among other things, various claims under the federal securities laws including claims under sections 11, 12 and 15 of the Securities Act of 1933 and sections 10(b), 14(a) and 20(a) of and Rules 10b-5 and 14a-9 under the Securities Exchange Act of 1934 and state, statutory and common laws, including claims that financial statements previously issued by us allegedly were false and misleading and that these statements allegedly caused the price of our securities to be artificially inflated. See "Item 3. Legal Proceedings".

In addition, the staff of the Securities and Exchange Commission (the "SEC") and the United States Attorney for the District of New Jersey have conducted investigations relating to the accounting irregularities. On June 14, 2000, the SEC concluded its investigation when we consented to entry of an Order Instituting Public Administration Proceedings in which the SEC found that we had violated certain record-keeping provisions of the federal securities laws, Sections 13(a) and 13(b) of the Exchange Act and Rules 12b-20, 13a-1, 13a-13, 13b2-1, and ordered us to cease and desist from committing or causing any violation and any future violation of those provisions.

On December 7, 1999, we announced that we reached a preliminary agreement to settle the principal Securities Action pending against us in the U.S. District Court in Newark, New Jersey relating to the aforementioned class action lawsuits. In the definitive written settlement agreement executed March 17, 2000, the Company agreed to pay the class members approximately $2.85 billion in cash. The District Court approved the settlement in orders dated August 15, 2000. Certain parties who objected to the settlement have appealed the District Court's orders approving the settlement, the plan of allocation of the settlement fund and awarding attorneys fees and expenses to counsel for the lead plaintiffs. We currently plan to fund the settlement through the use of available cash, the use of existing credit facilities, the issuance of debt securities, and/or the issuance of equity securities. We intend to finance the cost of the settlement so as to maintain our investment grade ratings.

The settlements do not encompass all litigation asserting claims associated with the accounting irregularities. We do not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

                                     * * *

Financial information about our business segments may be found in Note 25 to our Consolidated Financial Statements presented in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Annual Report on Form 10-K are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives.

Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical acts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

    - the effect of economic conditions and interest rate changes on the economy on a national, regional or international basis and the impact thereof on our businesses;

    - the effects of changes in current interest rates, particularly on our Real Estate Franchise and Mortgage segments;

    - the resolution or outcome of our unresolved pending litigation relating to the previously announced accounting irregularities and other related litigation;

    - our ability to develop and implement operational and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

    - competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;

    - our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, including the acquisition of Avis Group and the pending acquisition of Fairfield, the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;

    - uncertainty relating to the proposed spin-off of our discontinued Individual Membership segment;

    - our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and rating agencies;

    - competitive and pricing pressures in the vacation ownership and travel industries, including the car rental industry;

    - changes in the vehicle manufacturer repurchase arrangements between vehicle manufacturers and Avis Group in the event that used vehicle values decrease; and

    - changes in laws and regulations, including changes in accounting standards and privacy policy regulation.

Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described above in connection with any forward-looking statements that may be made by us. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PRINCIPAL EXECUTIVE OFFICE

Our principal executive office is located at 9 West 57th Street, New York, New York 10019 (telephone number: (212) 413-1800).

TRAVEL DIVISION

The Travel division contains our Travel segment, which consists of our lodging franchise services, timeshare exchange, car rental franchise and operations businesses and our fleet management services business and represented approximately 32%, 32% and 35% of our revenue for 2000, 1999 and 1998, respectively (not including the Avis car rental operations and fleet management business which were acquired on March 1, 2001).

TRAVEL SEGMENT

LODGING FRANCHISE BUSINESS

GENERAL. The lodging industry can be divided into four broad sectors based on price and services: upper upscale, which typically charge room rates above $110 per night; upscale, which typically charge room rates between $81 and $110 per night; middle market, with room rates generally between $55 and $80 per night; and economy, where room rates generally are less than $55 per night. Of our franchised brands, Ramada, Howard Johnson, Wingate Inn and AmeriHost Inn compete principally in the middle market sector and Days Inn, Knights Inn, Super 8, Travelodge and Villager compete primarily in the economy sector.

As a franchisor of lodging brands, we provide a number of services designed to directly or indirectly increase hotel occupancy rates, revenue and profitability, the most important of which is a centralized brand-specific reservation system. Similarly, brand awareness, derived from nationally recognized brand names supported by national advertising and marketing campaigns, can increase the desirability of a hotel property to prospective guests. We believe that, in general, national franchise brands with a greater number of hotels enjoy greater brand awareness among potential hotel guests, and thus, are perceived as more valuable by existing and prospective franchisees than brands with fewer properties. Franchise brands can also increase franchisee property occupancy through national direct sales programs to businesses, associations and affinity groups.

In determining whether to affiliate with a national franchise brand, hotel operators compare the costs of affiliation (including the capital expenditures and operating costs required to meet a brand's quality, technology and operating standards, plus the ongoing payment of franchise royalties and assessments for the reservation system and marketing programs) with the increase in gross room revenue and decrease in certain expenses anticipated to be derived from brand membership. Other benefits to brand affiliation include group purchasing services, training programs, design and construction advice, and other franchisee support services, all of which provide the benefits of a national lodging services organization to operators of independently-owned hotels. We believe that, in general, franchise affiliations are viewed as enhancing the value of a hotel property by providing economic benefits to the property.

The fee and cost structure of our lodging business provides significant opportunities for us to increase earnings by increasing the number of franchised properties. Hotel franchisors derive substantially all of their revenue from continuing franchise fees. Continuing franchise fees are comprised of two components, a royalty portion and a marketing/reservation portion, both of which are normally charged by the franchisor as a percentage of the franchisee's gross room revenue. The royalty portion of the franchise fee is intended to cover the operating expenses of the franchisor, such as expenses incurred in quality assurance, administrative support and other franchise services and to provide the franchisor with operating profits. The marketing/reservation portion of the franchise fee is intended to reimburse the franchisor for the expenses associated with providing such franchise services as a central reservation system, national advertising and marketing programs and certain training programs.

Our franchisees are dispersed geographically, which minimizes the exposure to any one hotel owner or geographic region. Of the more than 6,400 properties and 4,900 franchisees in our systems, no individual hotel owner accounts for more than 2% of our lodging franchisee properties.

FRANCHISE SYSTEMS. The following is a summary description of our lodging franchise systems. Information reflects properties that are open and operating and is presented as of December 31, 2000.

                                  PRIMARY
                                  DOMESTIC          AVG. ROOMS       # OF        # OF
BRAND                          MARKET SERVED       PER PROPERTY   PROPERTIES    ROOMS       LOCATION*
-----                       --------------------   ------------   ----------   --------   -------------
AmeriHost Inn                  Middle Market             63             81       5,141      Domestic
Days Inn                       Upper Economy             85          1,912     162,129    International(1)
Howard Johnson                 Middle Market            100            508      50,938    International(2)
Knights Inn                    Lower Economy             79            230      18,194    International(3)
Ramada                         Middle Market            123            988     121,431      Domestic
Super 8                           Economy                61          1,969     119,266    International(3)
Travelodge                     Upper Economy             81            564      45,699    International(4)
Villager                       Lower Economy             89            110       9,770    International(4)
Wingate Inn                 Upper Middle Market          94             93       8,745      Domestic
                                                                     -----     -------
  Total                                                              6,455     541,313
                                                                     =====     =======

------------------------
*     Description of rights owned or licensed.

(1) Includes properties in Canada, China, Colombia, Czech Republic, Hungary, India, Jordan, Mexico, Philippines, South Africa, United Kingdom, and
     Uruguay.

(2) Includes properties in Argentina, Canada, Colombia, Dominican Republic, Ecuador, Israel, Jordan, Lebanon, Malta, Mexico, Oman, Venezuela, United
     Arab Emirates, and United Kingdom.

(3)    Includes properties in Canada.

(4)    Includes properties in Canada and Mexico.

FRANCHISE GROWTH. Growth of the franchise systems through the sale of long-term franchise agreements to operators of existing and newly constructed hotels is the leading source of revenue and earnings growth in our lodging franchise business. We also continue to seek opportunities to acquire or license additional hotel franchise systems, including established brands in the upper upscale and upscale sectors of the market, where we are not currently represented.

We market franchises principally to independent hotel and motel owners, as well as to owners who have the right to terminate franchise affiliations of their properties with other hotel brands. We believe that our existing franchisees also represent a significant potential market because many own, or may own in the future, other hotels, which can be converted to our brand names. Accordingly, a significant factor in our sales strategy is maintaining the satisfaction of our existing franchisees by providing quality services.

We employ a national franchise sales force consisting of approximately 94 sales personnel, which is divided into several brand specific sales groups, with regional offices around the country. The sales force is compensated primarily through commissions. In order to provide broad marketing of our brands, sales referrals are made among the sales groups and a referring salesperson is entitled to a commission for a referral which results in a franchise sale.

We seek to expand our franchise systems and provide marketing and other franchise services to franchisees on an international basis through a series of master license agreements with master developers and franchisors based outside the United States. As of December 31, 2000, our franchising subsidiaries (other than Ramada and AmeriHost) have entered into international master licensing agreements for part or all of approximately 66 countries on five continents. These agreements typically include minimum development requirements and require payment of an initial development fee in connection with the execution of the license agreement as well as recurring franchise fees.

OPERATIONS. Our organization is designed to provide a high level of service to our franchisees while maintaining a controlled level of overhead expense. In the lodging business, expenses related to marketing and reservations services are budgeted to match anticipated marketing and reservation fees each year.

CENTRAL RESERVATION SYSTEMS. Unlike many other franchise businesses (such as restaurants), the lodging business is characterized by remote purchasing through travel agencies and through use by consumers of toll-free telephone numbers and the Internet. Each of our reservation systems is independently operated, focusing on its specific brand and franchise system, and is comprised of: one or more nationally advertised toll-free telephone numbers; reservation agents who accept inbound calls; a computer operation that processes reservations; and automated links which accept reservations from travel agents and other travel providers, such as airlines, and which report reservations made through the system to each franchisee property. Each reservation agent handles reservation requests and inquiries for only one of our franchise systems and there is no "cross selling" of franchise systems to consumers. We maintain six reservation centers that are located in: Knoxville and Elizabethton, Tennessee; Phoenix, Arizona; Winner and Aberdeen, South Dakota; and Saint John, New Brunswick, Canada.

Each brand maintains an Internet Web site to acquaint viewers with the brand and its properties. Each property has its own series of information pages. Each brand also accepts reservations over the Internet from the brand's own Web site and other Internet Web sites equipped with compatible booking devices. In 2000, the brand Web sites had 139 million page views and booked an aggregate of 1,337,015 roomnights from Internet booking sources, compared with 64.7 million page views and 649,253 roomnights booked in 1999, increases of 115% and 106%, respectively.

FRANCHISE AGREEMENTS. Our franchise agreements grant the right to utilize one of the brand names associated with our lodging franchise systems to lodging facility owners or operators under long-term franchise agreements. An annual average of 1.8% of our existing franchise agreements are scheduled to expire from January 1, 2001 through December 31, 2006, with no more than 2.4% scheduled to expire in any one of those years.

The current standard agreements generally are for 15-year terms for converted properties and 20-year terms for newly constructed properties and generally require, among other obligations, franchisees to pay a minimum initial fee generally based on property size and type, as well as continuing franchise fees comprised of royalty fees and marketing/reservation fees based on gross room revenues.

Under the terms of the standard franchise agreements in effect at December 31, 2000, franchisees are typically required to pay recurring fees comprised of a royalty portion and a marketing/reservation portion, generally calculated as a percentage of annual gross room revenue ranging from 7.0% to 8.8%. Under certain circumstances we discount fees from the standard rates.

Our typical franchise agreement is terminable by us upon the franchisee's failure to maintain certain quality standards, to pay franchise fees or other charges or to meet other specified obligations. In the event of such termination, we are typically entitled to be compensated for lost revenue in an amount equal to the franchise fees accrued during periods specified in the respective franchise agreements which are generally between one and five years. The lodging franchise agreements are terminable by the franchisee under certain limited circumstances. The franchisee may terminate under certain procedures if the hotel suffers a substantial casualty or condemnation. Some franchisees and our brands have negotiated certain mutual termination rights, which usually may be exercised only on specific anniversary dates of the hotel's opening, and only if certain conditions precedent are met. The lodging franchise business also has a policy that allows a franchisee to terminate the franchise if its hotel fails to achieve 50% annual occupancy after certain conditions and waiting periods are satisfied.

TRADEMARKS AND OTHER INTELLECTUAL PROPERTY. The service marks "Days Inn," "Ramada," "Howard Johnson," "Super 8," "Travelodge," "Wingate Inn," "Villager," "Knights Inn," and "AmeriHost Inn" and related logos are material to our business. We, through our franchisees, actively use these marks. All of the material marks in each franchise system are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where the brands are franchised. We own the marks relating to following systems: Days Inn; Howard Johnson; Super 8; Travelodge (in North America); Wingate Inn; Villager; Knights Inn; and AmeriHost Inn.

We franchise the service mark "Ramada" and related marks and Ramada brands and logos (the "Ramada Marks") to lodging facility owners in the United States pursuant to two license agreements (the "Ramada License Agreements") between an indirect subsidiary of Marriott Corporation ("Licensor") and Ramada Franchise Systems, Inc. ("RFS"), our wholly-owned subsidiary.

The Ramada License Agreements limit RFS' use of the Ramada Marks to the U.S. market. The Ramada License Agreements have initial terms terminating on March 31, 2024. At the end of the initial terms, RFS has the right either
(i) to extend the Ramada License Agreements, (ii) to purchase the Ramada Marks for their fair market value at the date of purchase, subject to certain minimums after the initial terms, or (iii) to terminate the Ramada License Agreements. The Ramada License Agreements require that RFS pay license fees to the Licensor calculated on the basis of percentages of annual gross room sales, subject to certain minimums and maximums as specified in each Ramada License Agreement. During 2000, RFS received approximately $49 million in royalties from its Ramada franchisees and paid the Licensor approximately $25 million in license fees.

The Ramada License Agreements are subject to certain termination events relating to, among other things, (i) the failure to maintain aggregate annual gross room sales minimum amounts stated in the Ramada License Agreements, (ii) the maintenance by us of a minimum net worth of $50 million (however, this minimum net worth requirement may be satisfied by a guaranty of an affiliate of ours with a net worth of at least $50 million or by an irrevocable letter of credit (or similar form of third-party credit support)), (iii) non-payment of royalties, (iv) failure to maintain registrations on the Ramada Marks and to take reasonable actions to stop infringements, (v) failure to pay certain liabilities specified by the Restructuring Agreement, dated July 15, 1991, by and among New World Development Co., Ltd. (a predecessor to Licensor), Ramada International Hotels and Resorts, Inc., Ramada Inc., Franchise System
Holdings, Inc., the Company and RFS, and (vi) failure to maintain appropriate hotel standards of service and quality. A termination of the Ramada License Agreements would result in the loss of the income stream from franchising the Ramada brand names and could result in the payment by us of liquidated damages equal to three years of license fees. We do not believe that we will have difficulty complying with all of the material terms of the Ramada License Agreements.

COMPETITION. Competition among the national lodging brand franchisors to grow their franchise systems is intense. Our primary national lodging brand competitors are the Holiday Inn-Registered Trademark- and Best Western-Registered Trademark- brands and Choice Hotels, which franchises seven brands, including the Comfort Inn-Registered Trademark-, Quality
Inn-Registered Trademark- and Econo Lodge-Registered Trademark- brands. Our Days Inn, Travelodge and Super 8 properties principally compete with Comfort Inn, Red Roof Inn-Registered Trademark- and Econo Lodge in the economy sector. The chief competitors of our Ramada, Howard Johnson, Wingate Inn and AmeriHost Inn properties, which compete in the middle market sector of the hotel industry, are Holiday Inn-Registered Trademark- and Hampton Inn-Registered Trademark-. Our Knights Inn and Travelodge brands compete with Motel 6-Registered Trademark-properties. In addition, a lodging facility owner may choose not to affiliate with a franchisor but to remain independent.

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

The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competing properties in the vicinity, its affiliation with a recognized brand name, community reputation and other factors. A franchisee's success may also be affected by general, regional and local economic conditions. The effect of these conditions on our results of operations is substantially reduced by virtue of the diverse geographical locations of our franchised properties.

SEASONALITY. Our principal source of lodging revenue is based upon the annual gross room revenue of franchised properties. As a result, our lodging franchise business experiences seasonal revenue patterns similar to those of the hotel industry where higher revenues are generated during the summer months than during other periods of the year because of increased leisure travel. Therefore, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on our franchisee's annual performance and our annual performance.

TIMESHARE BUSINESS

GENERAL. Our Resort Condominiums International ("RCI") subsidiary is the world's largest provider of timeshare vacation exchange opportunities and services for more than 2.8 million timeshare members from approximately 200 nations and more than 3,700 resorts in more than 100 countries around the world. Our RCI-Registered Trademark- business consists primarily of the operation of an exchange program for owners of condominium timeshares or whole units at affiliated resorts, the publication of magazines and other periodicals related to the vacation and timeshare industry, travel-related services, resort management and consulting services. RCI has significant operations in North America, Europe, the Middle East, Latin America, Africa, Australia and the Pacific Rim and has more than 3,900 employees worldwide.

The resort component of the leisure industry is primarily serviced by two alternatives for overnight accommodations: commercial lodging establishments and timeshare resorts. Commercial lodging consists principally of: (i) hotels and motels in which a room is rented on a nightly, weekly or monthly basis for the duration of the visit; and (ii) rentals of privately-owned condominium units or homes. Generally, the commercial lodging industry is designed to serve both the leisure and business traveler. Timeshare resorts present an economical and reliable alternative to commercial lodging for many vacationers who want to experience the added benefits associated with ownership. Timeshare resorts are purposely designed and operated for the needs and enjoyment of the leisure traveler.

Resort timesharing--also referred to as vacation ownership--is the shared ownership and/or periodic use of property by a number of users or owners for a defined period of years or in perpetuity. An example of a simple form of timeshare is a condominium unit that is owned by fifty-one persons, with each person having the right to use the unit for one week of every year and with one week set aside for maintenance. In the United States, industry sources estimate that the average price of such a timeshare is about $11,000, plus a yearly maintenance fee of approximately $350 per interval owned. Based upon information published about the industry, we believe that during 2000, sales of timeshares exceeded $7.5 billion worldwide. Two principal sectors make up the timeshare exchange industry: owners of timeshare interest (consumers) and resort properties (developers/operators). Trade industry sources have estimated that the total number of timeshare owners is more than five million worldwide, while the total number of timeshare resorts worldwide has been estimated to be nearly 5,500. The timeshare exchange industry derives revenue from annual subscribing membership fees paid by owners of timeshare interests, fees paid by such owners for each exchange and fees paid by members and resort affiliates for various other products and services.

The RCI-Registered Trademark- Weeks Exchange Program ("RCI Weeks") provides RCI members who own timeshares at RCI-affiliated resorts the ability to exchange their timeshare vacation accommodations in any given year for comparable value accommodations at other RCI-affiliated resorts. Approximately 1.3 million members of RCI Weeks, representing approximately 50% of the total members of RCI Weeks, reside outside of the United States.

We provide members of RCI Weeks with access to both domestic and international timeshare resorts, publications regarding timeshare exchange opportunities and other travel-related services, including discounted purchasing programs. During 2000, we arranged more than 2.1 million exchanges. Our RCI members paid an average annual subscribing membership fee of $57, as well as an average exchange fee of approximately $140 for every exchange arranged by us, resulting in membership and exchange fees totaling approximately $360 million during 2000.

Developers of resorts affiliated with RCI Weeks typically pay the first year subscribing membership fee for new owner/members upon the sale of the timeshare interest.

GROWTH. The timeshare exchange industry has experienced significant growth over the past decade. We believe that the factors driving this growth include the demographic trend toward older, more affluent Americans who travel more frequently; the entrance of major hospitality and entertainment companies into timeshare development; a worldwide acceptance of the timeshare concept; and an increasing focus on leisure activities, family travel and a desire for value, variety and flexibility in a vacation experience. We believe that future growth of the timeshare exchange industry will be determined by general economic conditions both in the United States and worldwide, the public image of the industry, improved approaches to marketing and sales, a greater variety of products and price points, the broadening of the timeshare market and a variety of other factors. Accordingly, we cannot predict if future growth trends will continue at rates comparable to those of the recent past.

One of the key innovations that we introduced to the vacation timeshare industry was the RCI Points Exchange Program, formally known as the Global Points Network(SM). RCI Points members are assigned points, which represent the comparable value of their timeshare interests. These points can then be used for stays at RCI resorts, airfare, car rentals, hotel stays, cruises and more, providing enormous flexibility for RCI Points members. RCI Points is a creative way to enhance the attractiveness of RCI membership by adapting to changes in consumer vacation habits that have trended toward shorter, but more frequent vacations. Initial reaction to RCI Points has been positive and the program will continue to expand in 2001.

On November 2, 2000, we announced that we had signed a definitive agreement to acquire Fairfield Communities Inc., one of the largest vacation ownership companies in the United States. Fairfield develops timeshare resorts, markets vacation ownership products and manages resort properties under the Fairfield-Registered Trademark- name at 35 locations in 12 states and the Bahamas. Fairfield's primary business is the sale of timeshare interests and it operates more than 32 sales centers throughout the United States. It also manages more than 110 property owners associations. In 2000, over 625,000 families visited resorts owned or managed by Fairfield. The acquisition of Fairfield will enable us to expand our timeshare product offerings to include timeshare financing, unit interval sales and marketing, property management, club management and timeshare exchange programs. Immediately prior to the closing of the Fairfield acquisition, Fairfield will transfer its real estate development assets to a third party. Fairfield and the third party will enter into agreements governing the relationship of such parties following the closing of the Fairfield acquisition. On January 8, 2001, Fairfield announced the acquisition of Dolphin's Cove Resort in Anaheim, California from Dolphin's Cove Resort, Ltd. This acquisition increases Fairfield's membership base to more than 340,000 and includes option rights to develop an oceanfront vacation ownership resort in southern California. The Fairfield acquisition is expected to be completed in early April 2001.

RCI AFFILIATES. Most RCI members are acquired through developers; only a small percentage of members are acquired through our direct solicitation activities. As a result, the growth of the timeshare exchange business is dependent on the sale of timeshare units by affiliated resorts such as Fairfield. RCI affiliates consist of international brand names and independent developers, owners' associations and vacation clubs. We enter into resort affiliation agreements with timeshare resort developers and allow these developers to offer participation in the RCI exchange programs to individual purchasers of timeshare interests. See "Property Affiliation Agreements" below. We believe that national lodging and hospitality companies are attracted to the timeshare concept because of the industry's relatively low product cost and high profit margins, and the recognition that timeshare resorts provide an attractive alternative to the traditional hotel-based vacation and allow the hotel companies to leverage their brands into additional resort markets where demand exists for accommodations beyond traditional rental-based lodging operations. Today, seven of every ten timeshare resorts worldwide are affiliated with RCI. We also believe that RCI's existing affiliates represent a significant potential market because a portion of their existing properties are not sold. In addition, many developers and resort managers may become involved in additional resorts in the future which can be affiliated with RCI. Accordingly, a significant factor in our growth strategy is maintaining the satisfaction of our existing affiliates by providing quality support services.

INTERNATIONAL EXCHANGE SYSTEM. Members are served through a network of call centers located in countries throughout the world. These call centers are staffed by approximately 2,200 people. Major regional call and information support centers are located in Indianapolis, Saint John (Canada), Kettering (England), Cork (Ireland), Mexico City and Singapore. All members receive a directory that lists resorts available through the exchange system, a periodic magazine and other information related to the exchange system and available travel services. These materials are published in various languages.

TRAVEL SERVICES. In addition to exchange services, our call centers also engage in telemarketing and cross selling of other ancillary travel and hospitality services. These services are offered to a majority of members depending on their location. We provide travel services to our U.S. members through our affiliate, RCI Travel, Inc. ("RCIT"). On a global basis, we provide travel services through entities operating in local jurisdictions (hereinafter, RCIT and its local entities are referred to as "RCI Travel Agencies"). RCI Travel Agencies provide airline reservations and ticket sales to members in conjunction with the arrangement of their timeshare exchanges, as well as providing other types of travel services, including hotel accommodations, car rentals, cruises and tours. RCI Travel Agencies also offer travel packages utilizing resort developers' unsold inventory to generate both revenue and prospective timeshare purchasers through affiliated resorts.

CONSULTING. We provide worldwide timeshare consulting services through our indirect subsidiary, RCI Consulting, Inc. These services include comprehensive market research, site selection, strategic planning, community economic impact studies, resort concept evaluation, financial feasibility assessments, on-site studies of existing resort developments and tailored sales and marketing plans.

PROPERTY MANAGEMENT. We provide resort property management services through our indirect subsidiary, RCI Management, Inc. ("RCIM"). RCIM is a single source for any and all resort management services and offers a menu including hospitality services, a centralized reservation service center, advanced reservations technology, human resources expertise and owners' association administration.

PROPERTY AFFILIATION AGREEMENTS. We are affiliated with more than 3,700 timeshare resorts, of which approximately 1,400 resorts are located in the United States and Canada, more than 1,300 in Europe and Africa, more than 550 in Mexico and Latin America and more than 350 in the Asia-Pacific region. The terms of our affiliation agreement with our affiliates generally require that the developer enroll each new timeshare purchaser at the resort as a subscribing member of RCI, license the affiliated resort to use the RCI name and trademarks for certain purposes, set forth the materials and services RCI will provide to the affiliate, and generally describe RCI's expectations of the resort's management. The affiliation agreement also includes stipulations for representation of the exchange program, minimum enrollment requirements and treatment of exchange guests. Affiliation agreements are typically for a term of five years and automatically renew thereafter for terms of one to five years unless either party takes affirmative action to terminate the relationship. We make available a wide variety of goods and services to its affiliated developers, including publications, advertising, sales and marketing materials, timeshare consulting services, resort management software, travel packaging and property management services.

TRADEMARKS AND INTELLECTUAL PROPERTY. The service marks "RCI", "Resort Condominiums International-Registered Trademark-" and related trademarks and logos are material to RCI's business. RCI and its subsidiaries actively use the marks. "RCI" and "Resort Condominiums International" are registered with the United States Patent and Trademark Office as well as major countries worldwide where RCI or its subsidiaries have significant operations. We own the marks used in RCI's business.

COMPETITION. The global timeshare exchange industry is comprised of a number of entities, including resort developers and owners. RCI's largest competitor is Interval International Inc. ("Interval"), formerly our wholly owned subsidiary. Based upon industry sources, we believe that approximately 98% of the nearly 5,500 timeshare resorts in the world are affiliated with either RCI or Interval. Based upon 1999 audited statistics (which are the most recent available), RCI had over 2.6 million members, while Interval had approximately 968,000 members. In 1999, RCI confirmed more than two million exchange transactions, while Interval confirmed approximately 585,000 transactions.

SEASONALITY. A principal source of timeshare revenue relates to exchange services to members. Since members have historically shown a tendency to plan their vacations in the first quarter of the year, revenues are generally slightly higher in the first quarter in comparison to other quarters of the year. We cannot predict whether this trend will continue in the future as the timeshare business expands outside of the United States and Europe, and as global travel patterns shift with the aging of the world population.

CAR RENTAL BUSINESS

GENERAL. We operate the Avis car rental franchise system (the "Avis System"). On March 1, 2001, we purchased the approximately 82% of Avis Group, the largest Avis System franchisee, that we did not already own at a price of $33.00 per share in cash, or approximately $937 million. See "Recent Developments--Acquisitions--Avis Group Holdings" above. Our car rental business is now comprised of the Avis System and the car rental operations of Avis Group. As a result, we operate the second largest general use car rental business in the world, based on total revenue and volume of rental transactions.

The Avis System is comprised of approximately 4,700 rental locations, including locations at the largest airports and cities in the United States and approximately 172 other countries and territories, and a fleet of approximately 265,000 vehicles during the peak season. Approximately 93% of the Avis System rental revenues in the United States are received from locations operated by us as a result of the acquisition of Avis Group either directly or under agency arrangements, with the remainder being received from locations operated by independent licensees. The Avis System in Europe, Africa, part of Asia and the Middle East is operated under franchise by Avis Europe Ltd, an unaffiliated third party.

The car rental industry provides vehicle rentals to business and individual customers worldwide. The industry is composed of two principal sectors: general use (mainly at airport and downtown locations) and local use (mainly at downtown and suburban locations). The car rental industry rents primarily from on-airport, near-airport, downtown and suburban locations. In addition to revenue from vehicle rentals, the industry derives significant revenue from the sale of rental related products such as insurance, refueling services and loss damage waivers (a waiver of the rental company's right to make a renter pay for damage to the rented car).

Car renters generally are (i) business travelers renting under negotiated contractual arrangements between specified rental companies and the travelers' employers, (ii) business travelers who do not rent under negotiated contractual arrangements but who may receive discounts through travel, professional or other organizations, (iii) leisure travelers and (iv) renters who have lost the use of their own vehicles through accident, theft or breakdown. Contractual arrangements for business travelers normally are the result of negotiations between rental companies and large corporations, based upon rates, billing and service arrangements and influenced by reliability and renter convenience. Business travelers, who are not parties to negotiated contractual arrangements, and leisure travelers generally are influenced by advertising, renter convenience and access to special rates because of membership in travel, professional and other organizations.

THE AVIS SYSTEM. The Avis System provides franchisees access to the benefits of a variety of services, including: (i) comprehensive safety initiatives, including the "Avis Cares-Registered Trademark-" Safe Driving Program, which offers vehicle safety information, directional assistance such as satellite guidance, regional maps, weather reports and specialized equipment for travelers with disabilities; (ii) a standardized system identity for rental location presentation and uniforms; (iii) a training program and business policies, quality of service standards and data designed to monitor service commitment levels; (iv) marketing/advertising/public relations support for national consumer promotions including Frequent Flyer/Frequent Stay programs and the Avis System Internet Web site; and (v) brand awareness of the Avis System through the familiar "We Try Harder-Registered Trademark-" service announcements.

Avis System franchisees are also provided with access to the Wizard-Registered Trademark- System, a reservations, data processing and information management system for the vehicle rental business. The Wizard System is linked to all major travel networks on six continents through telephone lines and satellite communications.

Direct access with other computerized reservations systems allows real-time processing for travel agents and corporate travel departments. Among the principal features of the Wizard System are:

    - an advanced graphical interface reservation system;

    - "Roving Rapid Return(SM)," which permits customers who are returning vehicles to obtain completed charge records from radio-connected "Roving Rapid Return" agents who complete and deliver the charge record at the vehicle as it is being returned;

    - "Preferred-Registered Trademark- Service," an expedited rental service that provides customers with a preferred service rental record printed prior to arrival, a pre-assigned vehicle and fast convenient check out;

    - "Wizard on Wheels-Registered Trademark-," which enables the Avis System locations to assign vehicles and complete rental agreements while customers are being transported to the vehicle;

    - "Flight Arrival Notification," a flight arrival notification system that alerts the rental location when flights have arrived so that vehicles can be assigned and paperwork prepared automatically;

    - "Avis Link-Registered Trademark-," which automatically identifies the fact that a user of a major credit card is entitled to special rental rates and conditions, and therefore sharply reduces the number of instances in which a franchisee inadvertently fails to give renters the benefits of negotiated rate arrangements to which they are entitled;

    - interactive interfaces through third-party computerized reservation systems; and

    - sophisticated automated ready-line programs that, among other things, enable rental agents to ensure that a customer who rents a particular type of vehicle will receive the available vehicle of that type which has the lowest mileage.

The Wizard System processes incoming customer calls during which customers may inquire about locations, rates and availability and place or modify reservations. In addition, millions of inquiries and reservations come to franchisees through travel agents and travel industry partners, such as airlines. Regardless of where in the world a customer may be located, the Wizard System is designed to ensure that availability of vehicles, rates and personal profile information is accurately delivered at the proper time to the customer's rental destination.

LICENSEES AND LICENSE AGREEMENTS. We have 62 independent licensees that operate locations in the United States. Our largest licensee, Avis Group (owned by us as of March 1, 2001), accounted for approximately 93% of all United States licensees' rental revenues during 2000. Other than Avis Group, certain licensees in the United States pay us a fee equal to 5.2% of their total time and mileage charges, less all customer discounts, of which we are required to pay 38.5% for corporate licensee-related programs, while seven licensees pay 8% of their gross revenue. Licensees outside the United States normally pay higher fees. Other than Avis Group, our United States licensees currently pay 58.5 cents per rental agreement for use of certain portions of the Wizard System, and they are charged for use of other aspects of the Wizard System.

In 1997, Avis Europe's previously paid-up license for Europe, the Middle East and Africa was modified to provide for a paid-up license only as to Europe and the Middle East. Avis Europe will pay us annual royalties for Africa and certain portions of Asia, excluding Australia, New Zealand and Papua New Guinea. The Avis Europe license expires on November 30, 2036, unless earlier termination is effected in accordance with the license terms. Avis Europe also entered into a Preferred Alliance Agreement with us under which Avis Europe became a preferred alliance provider for car rentals to RCI customers in Europe, Asia and Africa.

UNITED STATES VEHICLE RENTAL OPERATIONS. Effective with the acquisition of Avis Group on March 1, 2001, we operated approximately 602 vehicle rental facilities at airport, near-airport and downtown locations throughout the United States. During 2000, approximately 82% of our Avis Group's U.S. rental car operations revenue was generated at 209 airports in the United States with the balance generated at our 393 non-airport locations. Our emphasis on airport traffic has resulted in a particular strong rental revenue market position at the major U.S. airports.

At most airports, we are one of five to seven vehicle rental concessionaires. In general, concession fees for airport locations are based on a percentage of total concessionable revenues (as determined by each airport location), subject to minimum guaranteed amounts. Concessions are typically awarded by airport authorities every three to five years based upon competitive bids. As a result of airport authority requirements as to the size of the minimum guaranteed fee, smaller vehicle rental companies generally are not located at airports. Our concession arrangements with the various airport authorities generally include minimum requirements for vehicle age, operating hours and employee conduct, and provide for relocation in the event of future construction and abatement of fees in the event of extended low passenger volume.

INTERNATIONAL VEHICLE RENTAL OPERATIONS. Avis car rental operations operate in Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. Its operations in Canada and Australia were the principal contributors of revenue, accounting for 80% of international vehicle rental operations revenue in 2000. Revenue from international vehicle rental operations in 2000 was approximately $257 million.

VEHICLE PURCHASING. We participate in a variety of vehicle purchase programs with major domestic and foreign manufacturers, principally General Motors, although actual purchases are made directly through franchised dealers. We acquire vehicles primarily through vehicle repurchase programs whereby the manufacturers repurchase the vehicles at prices based on either (i) a specified percentage of original vehicle cost determined by the month the vehicle is returned to the manufacturer, or (ii) the original capitalization cost less a set daily depreciation amount (the "Repurchase Programs"). The average price for automobiles we purchased in 2000 for the U.S. rental fleet was approximately $19,400. For the 2000 model year, approximately 79% of new vehicle purchases were GM vehicles, 8% Chrysler vehicles and 13% Toyota, Nissan, Hyundai, Ford, Isuzu, Mitsubishi and Suzuki vehicles. In model year 2001, approximately 69% of our fleet in the United States will consist of GM vehicles, approximately 9% will be Chrysler vehicles and the balance will be provided by other manufacturers. Manufacturers' vehicle purchase programs sometimes provide us with sales incentives for the purchase of certain models, and most of these programs allow us to serve as a drop-ship location for vehicles, thus enabling us to receive a fee from the manufacturers for preparing newly purchased vehicles for use. There can be no assurance that we will continue to benefit from sales incentives in the future. For our international operations, vehicles are acquired by way of negotiated arrangements with local manufacturers and dealers using operating leases or Repurchase Programs.

Under the terms of our agreement with GM, which expires at the end of GM's model year 2004, we are required to purchase at least 147,900 GM vehicles for model year 2001 and maintain at least 51% GM vehicles in our U.S. fleet at all times. The GM Repurchase Program is available for all vehicles purchased pursuant to the agreement.

VEHICLE RENTAL DISPOSITION. Our current strategy is to hold rental vehicles for not more than 12 months with the average fleet age being approximately six months. Approximately 99% of the vehicles purchased for our domestic fleet under the model year 2000, including all GM vehicles, were eligible for Repurchase Programs. These programs impose certain return conditions, including those related to mileage and repair condition over specified allowances. Less than 3% of the Repurchase Program vehicles purchased by us and returned in 2000 were ineligible for return. Upon return of a Repurchase Program vehicle, we receive a price guaranteed at the time of purchase and are thus protected from a decrease in prevailing used car prices in the wholesale market. We dispose of our used vehicles that are not repurchased by the manufacturers to dealers in the United States through informal arrangements or at auctions. The future percentage of Repurchase Program vehicles in our fleet will depend on the availability of Repurchase Programs, over which we have no control.

UNITED STATES VEHICLE RENTAL MARKETING. In the United States, approximately 76% of Avis Group's 2000 car rental operations transactions were generated by travelers who used the Avis System under contracts between the Company and their employers or organizations of which they were members. Our corporate sales organization is the principal source of contracts with corporate accounts. Unaffiliated business travelers are solicited by direct mail, telesales and advertising campaigns. Our telesales department consists of a centralized staff that handles small corporate accounts, travel agencies, meetings and conventions, tour operators and associations. Working with a state-of-the-art system in Tulsa, Oklahoma, the telesales operation produced revenue for the Avis System that exceeded $370 million in 2000. We solicit contractual arrangements with corporate accounts by emphasizing the advantages of the Wizard System. It plays a significant part in securing business of this type because the Wizard System enables us to offer a wide variety of rental rate combinations, special reports and tracking techniques tailored to the particular needs of each account, access to a worldwide rental network and assurance of adherence to agreed-upon rates.

Our presence in the leisure market is substantially less than our presence in the business market. Leisure rental activity is important in enabling us to balance the use of our fleet. Typically, business renters use vehicles from Monday through Thursday, while in most areas of the United States leisure renters use vehicles primarily over weekends. Our concentration on serving business travelers has led to excess capacity from Friday through Sunday of most weeks. We intend to increase our leisure market penetration by capitalizing on our strength at airports and by increased focus of our marketing efforts toward leisure travelers. An important part of our leisure marketing strategy is to develop and maintain contractual arrangements with associations that provide member benefits to their constituents. In addition to developing arrangements with traditional organizations, we have created innovative programs such as the Affinity Link Program that cross references bankcard members with Avis worldwide identification numbers and provides discounts to the cardholders for participating bankcard programs. We also use coupons in dine-out books and provide discounts to members of shopping and travel clubs whose members generated approximately $57 million of leisure business revenue in 2000. Preferred supplier agreements with select travel agencies and contracts with tour operators have also succeeded in generating leisure business for us.

Travel agents can make Avis System reservations through all four major U.S.-based global distribution systems and several international-based systems. Users of the U.S.-based global distribution systems can obtain access through these systems to our rental location, vehicle availability and applicable rate structures. An automated link between these systems and the Wizard System gives them the ability to reserve and confirm rentals directly through these systems. We also maintain strong links to the travel industry. We have arrangements with frequent traveler programs of airlines such as Delta-Registered Trademark-, American-Registered Trademark-, Continental-Registered Trademark-, United-Registered Trademark- and TWA-Registered Trademark-, and of hotels including the Hilton Corporation, Hyatt Corporation, Best Western, and Starwood Hotels and Resorts. These arrangements provide various incentives to all program participants and cooperative marketing opportunities for Avis and the partner. We also have an arrangement with our lodging brands whereby lodging customers who are making reservations by telephone will be transferred to us if they desire to rent a vehicle.

AVIS ONLINE. Avis has a strong brand presence on the Internet through our Avis Online web site, WWW.AVIS.COM. A steadily increasing number of Avis vehicle rental customers obtain rate, location and fleet information and then reserve their Avis rentals directly on the Avis Online web site. In addition, customers electing to use other Internet services such as Expedia-Registered Trademark-, Travelocity-Registered Trademark- and America Online-Registered Trademark- for their travel plans also have access to Avis reservations. During 2000, reservations through Internet sources increased to 7.4% of total reservations from 3.7% in the prior year.

In addition to being able to determine rates and place reservations, Avis Online users can find information about us, about other Avis programs and services, special offers, point to point driving directions and maps as well as airport maps.

INTERNATIONAL VEHICLE RENTAL. We utilize a multi-faceted approach to sales and marketing throughout our global network. In our principal international rental operations, we employ teams of trained and qualified account executives to negotiate contracts with major corporate accounts and leisure and travel industry partners. In addition, we utilize centralized telemarketing and direct mail initiatives to broaden continuously our customer base. Sales efforts are designed to secure customer commitment and support customer requirements for both domestic and international car rental needs.

International sales and marketing activities promote our reputation for delivering a high quality of service, contract rates, competitive pricing and customer benefits from special services such as Preferred Service, Roving Rapid Return and other benefits of the Wizard System.

Our international operations maintain close relationships with the travel industry including participation in several airline frequent flyer programs, such as those operated by Air Canada-Registered Trademark-, Ansett Australia Airlines-Registered Trademark- and Varig-Registered Trademark- Brazilian Airlines, as well as participation in Avis Europe programs with British Airways-Registered Trademark-, Lufthansa-Registered Trademark- and other carriers.

TRADEMARKS AND INTELLECTUAL PROPERTY. The service mark "Avis," related marks incorporating the word "Avis", and related logos are material to our business. Our subsidiaries, joint ventures and licensees, actively use these marks. All of the material marks used in the Avis business are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where Avis franchises are in operation. We own the marks used in the Avis business.

COMPETITION. The vehicle rental industry is characterized by intense price and service competition. In any given location, we and our franchisees may encounter competition from national, regional and local companies, many of which, particularly those owned by the major automobile manufacturers, have greater financial resources than the Avis System.

Our principal competitors for commercial accounts in the United States are The Hertz Corporation and National Car Rental System, Inc. Principal competitors for unaffiliated business and leisure travelers in the United States are Budget Rent A Car Corporation, Hertz, National and Alamo Rent-A-Car Inc. In addition, we compete with a variety of smaller vehicle rental companies throughout the country.

Competition in the U.S. vehicle rental operations business is based primarily upon price, reliability, ease of rental and return and other elements of customer service. In addition, competition is influenced strongly by advertising and marketing. In part, because of the Wizard System, we have been particularly successful in competing for commercial accounts. There have been many occasions during the history of the vehicle rental industry in which all of the major vehicle rental companies have been adversely affected by severe industry-wide rental rate cutting, and we have, on such occasions, lowered our rates in response to such rate cutting. However, during the past two years, industry-wide rates have increased, reflecting, in part, both increased costs of owning and maintaining vehicles and the need to generate returns on invested capital.

SEASONALITY. The car rental franchise business is subject to seasonal variations in customer demand, with the third quarter of the year, which covers the summer vacation period, representing the peak season for vehicle rentals. Therefore, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on Avis' annual performance and affect our annual financial performance. The fourth quarter is generally the weakest financial quarter for the Avis System because there is limited leisure travel and a greater potential for adverse weather conditions at such time. This general seasonal variation in demand, along with more localized changes in demand at each of our car rental operations, causes us to vary our fleet size over the course of the year. In 2000, our average monthly rental fleet ranged from a low of 200,441 vehicles in January to a high of 253,503 vehicles in July. Rental utilization, which is based on the number of hours vehicles are rented compared to the total number of hours vehicles are available for rental, ranged from 65.3% in December to 80.5% in August and averaged 74.5% for all of 2000.

FLEET MANAGEMENT SERVICES BUSINESS

On March 1, 2001, through the acquisition of Avis Group, we acquired PHH Vehicle Management Services LLC (d/b/a PHH Arval), a leader in the fleet management services business, which offers fleet leasing, fleet management, other management services to corporate clients and government agencies, and Wright Express Corporation, the leading fuel card service provider in the United States, which offers fuel and vehicle expense management programs to corporations and government agencies for the effective management and control of vehicle travel expenses. These services include vehicle leasing advisory services and fleet management services for a broad range of vehicle fleets. Advisory services include fleet policy analysis and recommendations, benchmarking, and vehicle recommendations and specifications. In addition, we provide managerial services which include ordering and purchasing vehicles, arranging for their delivery through dealerships located throughout the United States and Canada, administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims with vehicle manufacturers and remarketing used vehicles. We also offer various leasing plans for our vehicle leasing programs, financed primarily through the issuance of commercial paper and medium-term notes and through unsecured borrowings under revolving credit agreements, securitization financing arrangements and bank lines of credit.

Through PHH Arval and Wright Express in the United States, we also offer fuel and expense management programs to corporation and government agencies for the effective management and control of automotive business travel expenses. By utilizing our service cards issued under the fuel and expense management programs, a client's representatives are able to purchase various products and services such as gasoline, tires, batteries, glass and maintenance services at numerous outlets.

PRODUCTS. Our fleet management services are divided into two principal products: (i) asset based products, and (ii) fee based products.

Asset based products represents the services our clients require to lease a vehicle which includes vehicle acquisition, vehicle remarketing, financing, and fleet management consulting. We lease in excess of 287,000 units through both open end lease structures and closed end structures. Open-end leases are the prevalent structure in North America representing 96% of the total vehicles financed in North America. The open-end leases can be structured on either a fixed rate or floating rate basis (where the interest component of the lease payment changes month to month based upon an index) depending upon client preference. The open-end leases are typically structured with a 12-month minimum lease term, with month-to-month renewals thereafter. The typical unit remains under lease for approximately 34 months. A client receives a full range of services in exchange for a monthly rental payment which includes a management fee. The residual risk on the value of the vehicle at the end of the lease term remains with the lessee under an open-end lease, except for a small amount which is retained by the lessor.

Closed-end leases are structured with a fixed term with the lessor retaining the vehicle residual risk. The most prevalent lease terms are 24 months, 36 months, and 48 months. We utilize independent third-party valuations and internal projections to set the residuals utilized for these leases.

The fee based products are designed to effectively manage costs and enhance driver productivity. The three main fee based products are fuel services, maintenance services and accident management. Fuel services represents the utilization of our proprietary cards to access fuel through a network of franchised and independent fuel stations. The cards operate as a universal card with centralized billing designed to measure and manage costs. In the United States, Wright Express is the leading fleet fuel card supplier with over 125,000 fuel facilities in its network and in excess of 3.2 million cards issued. Wright Express distributes its fuel cards and related offerings through three primary channels: (i) the Wright Express-Registered Trademark--branded universal card, which is issued directly to fleets by Wright Express; (ii) the private label card, under which Wright Express provides private label fuel cards and related services to commercial fleet customers of major petroleum companies; and
(iii) co-branded marketing, under which Wright Express fuel cards are co-branded and issued in conjunction with products and services of partners such as commercial vehicle leasing companies.

We offer customer vehicle maintenance charge cards that are used to facilitate repairs and maintenance payments. The vehicle maintenance cards provide customers with benefits such as (i) negotiated discounts off full retail prices through our convenient supplier network, (ii) access to our in-house team of certified maintenance experts that monitor each card transaction for policy compliance, reasonablity, and cost effectiveness, and (iii) inclusion of vehicle maintenance card transactions in a consolidated information and billing database that helps evaluate overall fleet performance and costs. We maintain an extensive network of service providers in the United States and Canada to ensure ease of use by the client's drivers.

We also provide our clients with comprehensive accident management services such as (i) immediate assistance after receiving the initial accident report from the driver (e.g., facilitating emergency towing services and car rental assistance, etc.), (ii) organizing the entire vehicle appraisal and repair process through a network of preferred repair and body shops, and (iii) coordinating and negotiating potential accident claims. Customers receive significant benefits from our accident management services such as (a) convenient coordinated 24-hour assistance from our call center, (b) access to our leverage with the repair and body shops included in our preferred supplier network (the largest in the industry), which typically provides customers with extremely favorable repair terms and (c) expertise of our damage specialists, who ensure that vehicle appraisals and repairs are appropriate, cost-efficient, and in accordance with each customer's specific repair policy.

COMPETITIVE CONDITIONS. The principal factors for competition in vehicle management services are service quality and price. We are competitively positioned as a fully integrated provider of fleet management services with a broad range of product offerings. We rank second in the United States in the number of vehicles under management and first in the number of proprietary fuel and maintenance cards for fleet use in circulation. There are four other major providers of fleet management services in the United States, hundreds of local and regional competitors, and numerous niche competitors who focus on only one or two products and do not offer the fully integrated range of products provided by us. In the United States, it is estimated that only 45% of fleets are leased by third-party providers. The unpenetrated market and the continued focus by corporations on cost efficiency and outsourcing will provide the growth platform in the future.

SEASONALITY. The fleet management services businesses are generally not seasonal.

REAL ESTATE DIVISION

The Real Estate division consists of our Real Estate Franchise, Relocation, Mortgage and Move.com Group segments (see "Divested Businesses--Move.com and Welcome Wagon International"). The Real Estate division represented approximately 39%, 31% and 28% of our revenue for 2000, 1999 and 1998, respectively.

REAL ESTATE FRANCHISE SEGMENT

GENERAL. The Real Estate Franchise segment represented approximately 15%, 13% and 10% of our revenue for 2000, 1999 and 1998, respectively. We own the CENTURY 21 franchise system, the world's largest franchisor of residential real estate brokerage offices with approximately 6,600 independently owned and operated franchised offices with approximately 102,000 active sales agents worldwide, the ERA franchise system, a leading residential real estate brokerage franchise system with over 2,500 independently owned and operated franchised offices and more than 28,000 sales agents worldwide and the Coldwell Banker franchise system, the world's leading brand for the sale of million-dollar-plus homes and now the third largest residential real estate brokerage franchise system with approximately 3,000 independently owned and operated franchised offices and approximately 76,000 sales agents worldwide.

We believe that application of our franchisee-focused management strategies and techniques can significantly increase the revenues produced by our real estate brokerage franchise systems while also increasing the quality and quantity of services provided to franchisees. We believe that independent real estate brokerage offices currently affiliate with national real estate franchisors principally to gain the consumer recognition and credibility of a nationally known and promoted brand name. Brand recognition is important to real estate brokers since homebuyers are generally infrequent users of brokerage services and upon arrival in an area are often unfamiliar with the local brokers.

Our preferred alliance program seeks to capitalize on the valuable access point that CENTURY 21, Coldwell Banker and ERA brokerage offices provide for service providers who wish to reach these home buyers and sellers as well as agents and brokers. Preferred alliances include providers of property and casualty insurance, moving and storage services, mortgage and title insurance, Internet services, sellers of furniture, telecommunications and other household goods.

Our real estate brokerage franchisees are dispersed geographically, which minimizes the exposure to any one broker or geographic region. During 1997, we acquired a preferred equity interest in NRT Incorporated ("NRT"), a joint venture between Apollo Management and the Company, which was created to acquire residential real estate brokerage firms. In August, 1997, NRT acquired the assets of National Realty Trust, the largest franchisee of the Coldwell Banker system. NRT has also acquired other independent regional real estate brokerage businesses which NRT has converted to Coldwell Banker, CENTURY 21 and ERA franchises. NRT is the largest franchisee of our brokerage franchise systems based on gross commissions, and represents 6% of the franchised offices. Of the more than 12,000 franchised offices in our real estate brokerage franchise systems, no individual broker, other than NRT, accounts for more than 1% of our real estate brokerage revenues.

FRANCHISE SYSTEMS

CENTURY 21. Century 21 is the world's largest residential real estate brokerage franchisor, with approximately 6,600 independently owned and operated franchise offices with nearly 102,000 active sales agents located in 30 countries and territories.

The primary component of Century 21's revenue is service fees on commissions from real estate transactions. Service fees are 6% of gross closed commission income. CENTURY 21 franchisees who meet certain levels of annual gross closed commissions are eligible for the CENTURY 21 Incentive Bonus Program ("CIB"), which results in a rebate payment to qualifying franchisees determined in accordance with the applicable franchise agreement (up to 2% of gross commission income in current agreements) of such annual gross closed commissions. During 2000, approximately 16% of CENTURY 21 franchisees qualified for CIB payments, which aggregated to less than 1% of gross closed commissions.

In addition to service fees, CENTURY 21 franchisees generally contribute 2% (subject to specified minimums and maximums) of their brokerage commissions each year to the CENTURY 21 National Advertising Fund ("NAF"), which in turn uses those proceeds for local, regional and national advertising, marketing and public relations campaigns. In 2000, NAF spent approximately $46 million on advertising and marketing campaigns.

COLDWELL BANKER. Coldwell Banker is the world's leading brand for the sale of million-dollar-plus homes and the third largest residential real estate brokerage franchisor, with approximately 3,000 independently owned and operated franchise offices in the United States, Canada and 12 other countries, with approximately 76,000 sales agents. Revenue from the Coldwell Banker system is primarily derived from service and other fees paid by franchisees, including initial franchise fees and fees paid for ongoing services. Coldwell Banker franchisees pay us annual ongoing service fees equal to 6% of a franchisee's annual gross revenue (subject to annual rebates to franchisees who achieve certain threshold levels of gross revenue annually).

Coldwell Banker franchisees who meet certain levels of annual gross revenue are eligible for the Performance Premium Award Program ("PPA"), which results in a rebate payment to qualifying franchisees determined in accordance with the applicable franchise agreement (up to 3% in current agreements) of such annual gross revenue. During 2000, approximately 30% of Coldwell Banker franchisees qualified for PPA payments.

Coldwell Banker Real Estate Corporation offers a commercial-only franchise, licensing the Coldwell Banker Commercial-Registered Trademark- trademarks and systems. Coldwell Banker Commercial franchisees pay annual fees consisting of ongoing service and marketing fees, generally 6% and 1%, respectively, of their annual gross revenue (subject to annual rebates to franchisees who achieve certain revenue thresholds annually, and to minimums and maximums on the marketing fees).

In addition to service and other fees, Coldwell Banker franchisees pay an annual advertising fee equal to 2.5% of a franchisee's annual gross revenue (subject to certain minimums and maximums) to the Coldwell Banker Advertising Fund ("CBAF"). Advertising fees collected from Coldwell Banker franchisees are generally expended on local, regional and national marketing activities, including media purchases and production, direct mail and promotional activities and other marketing efforts. During 2000, CBAF expended approximately $23 million or marketing campaigns.

ERA. The ERA franchise system is a leading residential real estate brokerage franchise system, with more than 2,500 independently owned and operated franchise offices, and more than 28,000 sales agents located in 24 countries. Revenue from the ERA franchise system primarily results from (i) franchisees' payments of monthly membership fees ranging from $230 to $905 per month, based on volume, plus $208 per branch and a per transaction fee of approximately $128 and (ii) for franchise agreements entered into after July 1997, royalty fees equal to 6% of the franchisees' gross revenue. For franchise agreements dated after July 1997, ERA franchisees who met certain levels of annual gross revenue are eligible for the Volume Incentive Program, which results in a rebate payment to qualifying franchisees determined in accordance with the applicable franchise agreement (up to 3% in current agreements) of such annual gross revenue.

In addition to membership and transaction fees, ERA franchisees pay (i) a fixed amount per month, which ranges from $247 to $991, based on volume, plus an additional $247 per month for each branch office into the ERA National Marketing Fund ("ERA NMF"), and (ii) for franchise agreements entered into after July 1997, a contribution to the ERA NMF equal to 2% of the franchisees' gross revenues, subject to minimums and maximums. ERA NMF is utilized for local, regional and national marketing activities, including media purchases and production, direct mail and promotional activities and other marketing efforts. During 2000, ERA NMF spent approximately $6 million on marketing campaigns.

BROKERAGE FRANCHISE GROWTH. We market real estate brokerage franchises primarily to independent, unaffiliated owners of real estate brokerage companies as well as individuals who are interested in establishing real estate brokerage businesses. We believe that our existing franchisee base represents another source of potential growth, as franchisees seek to expand their existing business to additional markets. Therefore, our sales strategy focuses on maintaining satisfaction and enhancing the value of the relationship between the franchisor and the franchisee.

Our real estate brokerage franchise systems employ a national franchise sales force consisting of approximately 125 sales personnel, which is divided into separate sales organizations for the CENTURY 21, Coldwell Banker and ERA systems. These sales organizations are compensated primarily through commissions on sales concluded. Members of the sales forces are also encouraged to provide referrals to the other sales forces when appropriate.

BROKERAGE OPERATIONS. Our brand name marketing programs for the real estate brokerage business generally focus on increasing brand awareness in order to increase the likelihood of potential homebuyers and home sellers engaging franchise brokers' services. Each brand has a dedicated marketing staff in order to develop the brand's marketing strategy while maintaining brand integrity. The corporate marketing services department provides services related to production and implementation of the marketing strategy developed by the brand marketing staffs.

Each brand provides its franchisees and their sales associates with training programs that have been developed by such brand. The training programs include mandatory programs instructing the franchisee and/or the sales associate how to best utilize the methods of the particular system and additional optional training programs that expand upon such instruction. Each brand's training department is staffed with instructors experienced in both real estate practice and instruction. In addition, we have established regional support personnel who provide consulting services to the franchisees in their respective regions.

Each system provides a series of awards to brokers and their sales associates who are outstanding performers in each year. These awards signify the highest levels of achievement within each system and provide a significant incentive for franchisees to attract and retain sales associates.

Each system provides its franchisees with referrals of potential customers which are developed from sources both within and outside of the system.

Through our Cendant Supplier Services operations, we provide our franchisees with volume purchasing discounts for products, services, furnishings and equipment used in real estate brokerage operations. In addition to the preferred alliance programs described herein, Cendant Supplier Services establishes relationships with vendors and negotiates discounts for purchases by its customers. We do not maintain inventory, directly supply any of the products and, generally, do not extend credit to franchisees for purchases.

BROKERAGE FRANCHISE AGREEMENTS. Our franchise agreements grant the right to utilize one of the brand names associated with our franchise systems.

Our current form of franchise agreement for all real estate brokerage brands is terminable by us in the event of the franchisee's failure to pay fees or other charges or for other material defaults under the franchise agreement. In the event of such termination, the CENTURY 21 and ERA agreements generally provide that we are entitled to be compensated for lost revenues in an amount equal to the average monthly franchise fees calculated for the remaining term of the agreement. Pre-1996 agreements do not provide for liquidated damages of this sort. See "CENTURY 21," "Coldwell Banker" and "ERA" above for more information regarding the commissions and fees payable under our franchise agreements.

NRT is the largest franchisee of Coldwell Banker, CENTURY 21 and ERA brand names based on gross commission income. NRT's status as a franchisee is governed by franchise agreements with our brands, pursuant to which NRT has the non-exclusive right to operate as part of the Coldwell Banker, ERA and CENTURY 21 real estate franchise systems at locations specified in those agreements. In February 1999, NRT entered into new fifty-year franchise agreements with our brands. These agreements require NRT to pay royalty and advertising fees of 6.0% and 2.0% (2.5% for its Coldwell Banker offices) (subject to certain limitations), respectively, on its annual gross revenues. Lower royalty and advertising fees apply in certain circumstances. These agreements generally provide restrictions on NRT's ability to close offices beyond certain limits.

INTERNET. Each of our brands has a consumer Web site that offers real estate listing contacts and services. Century21.com, Coldwellbanker.com and Era.com are the official Web sites for the CENTURY 21-Registered Trademark-, Coldwell Banker-Registered Trademark- and ERA-Registered Trademark- real estate franchise systems, respectively.

BROKERAGE TRADEMARKS AND INTELLECTUAL PROPERTY.  The service marks
"CENTURY 21," "Coldwell Banker" and "ERA" and related logos are material to our business. Through our franchisees, we actively use these marks. All of the material marks in each franchise system are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where the brands are franchised. The marks used in the real estate brokerage systems are owned by us through our subsidiaries.

COMPETITION. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. The chief competitors to our real estate brokerage franchise systems include the Prudential-Registered Trademark-, GMAC Real Estate(SM) (also known as Better Homes & Gardens-Registered Trademark-) and RE/MAX-Registered Trademark- real estate brokerage brands. In addition, a real estate broker may choose to affiliate with a regional chain or choose not to affiliate with a franchisor but to remain independent.

We believe that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value and quality of the brand and services offered to franchisees, as well as the nature of those services. We also believe that the perceived value of our brand names to prospective franchisees is, to some extent, a function of the success of our existing franchisees.

The ability of our real estate brokerage franchisees to compete in the industry is important to our prospects for growth, although, because franchise fees are based on franchisee gross commissions or volume, our revenue is not directly dependent on franchisee profitability.

The ability of an individual franchisee to compete may be affected by the location and quality of its office, the number of competing offices in the vicinity, its affiliation with a recognized brand name, community reputation and other factors. A franchisee's success may also be affected by general, regional and local economic conditions. The effect of these conditions on our results of operations is reduced by virtue of the diverse geographical locations of our franchisees. At December 31, 2000, the combined real estate franchise systems had approximately 8,100 franchised brokerage offices in the United States and more than 12,000 offices worldwide. The real estate franchise systems have offices in 43 countries and territories in North and South America, Europe, Asia, Africa and Australia.

SEASONALITY. The principal sources of revenue are based upon the timing of residential real estate sales, which are generally lower in the first calendar quarter each year, and relatively level the other three quarters of the year. As a result, our revenue is generally lower in the first calendar quarter of each year.

RELOCATION SEGMENT

GENERAL. Our Relocation segment represented approximately 11%, 9% and 10% of our revenue for 2000, 1999 and 1998, respectively. Cendant Mobility(SM) is the leading provider of employee relocation services in the world and assists more than 128,000 affinity customers, transferring employees and global assignees annually, including over 20,000 employees internationally each year in 111 countries. At December 31, 2000, we employed approximately 2,600 people in our relocation business.

SERVICES. The employee relocation business offers a variety of services in connection with the transfer of our clients' employees. The relocation services provided to our customers primarily include the evaluation, inspection, selling or purchasing of a transferee's home, the issuance of equity advances (generally guaranteed by the corporate client), certain home management services, assistance in locating a new home at the transferee's destination and consulting and other related services.

Corporate clients pay a fee for the services performed. Another source of revenue is interest on equity advances and broker referral fees. Substantially all costs associated with such services are reimbursed by the corporate client, including, if necessary, repayment of equity advances and reimbursement of losses on the sale of homes purchased in most cases (other than government clients). As a result of the obligation of most corporate clients to reimburse Cendant Mobility for losses on resale and guarantee repayment of equity advances, our exposure on such items is limited to the credit risk of our corporate clients and not on the potential changes in value of residential real estate. We believe such risk is minimal due to the credit quality of our corporate clients. In transactions where we assume the risk for losses on the sale of homes, which comprise approximately 3% of net revenue, we control all facets of the resale process, thereby limiting our exposure.

The homesale program service is the core service for many domestic and international programs. This program provides employees guaranteed offers for their homes and assists clients in the management of employees' productivity during their relocation. Cendant Mobility allows clients to outsource their relocation programs by providing clients with professional support for planning and administration of all elements of their relocation programs. The majority of new proposals involve outsourcing, due to corporate downsizing, cost containment and increased need for expense tracking.

Our relocation accounting services supports auditing, reporting and disbursement of all relocation-related expense activity.

Our group move management service provides coordination for moves involving a large number of employees over a short period of time. Services include planning, communications, analysis, and assessment of the move. Policy consulting provides customized consultation and policy review, as well as industry data, comparisons and recommendations. Cendant Mobility also has developed and/or customized numerous non-traditional services including outsourcing of all elements of relocation programs, moving services and spouse counseling.

Our moving service, with over 65,000 shipments annually, provides support for all aspects of moving an employee's household goods. We also handle insurance and claim assistance, invoice auditing and quality control of van line, driver, and overall service.

Our marketing assistance service provides assistance to transferees in the marketing and sale of their own home. A Cendant Mobility professional assists in developing a custom marketing plan and monitors its implementation through the broker. The Cendant Mobility professional assists the local broker by acting as an advocate for our clients' employees in negotiating offers. This helps clients' employees obtain the highest possible price for their homes and assists clients to ensure compliance with their relocation programs and management of their costs.

For clients' employees moving to or from the U.S. from a foreign country, within a foreign country, or from one foreign country to another, our international assignment service group provides a full spectrum of relocation services. This group coordinates these relocation services and assists with immigration support, candidate assessment, intercultural training, language training, and repatriation coaching.

Our affinity services provide value-added real estate and relocation services to organizations with established members and/or customers. Organizations, such as insurance and airline companies that have established members, offer our affinity services to their members at no cost. This service helps the organizations attract new members and retain current members. Affinity services provide home buying and selling assistance, as well as mortgage assistance and moving services to members of applicable organizations. Personal assistance is provided to over 44,000 individuals, with approximately 22,000 real estate transactions annually.

VENDOR NETWORKS. Cendant Mobility provides relocation services through various vendor networks that meet the superior service standards and quality deemed necessary by Cendant Mobility to maintain its leading position in the marketplace. We have a real estate broker network of approximately 350 principal brokers and 850 associate brokers. Our van line, insurance, appraisal and closing networks allow us to receive discounts, while maintaining control over the quality of service provided to clients' transferees.

BUSINESS GROWTH. Our growth strategy is primarily driven by domestic and international acquisitions and market expansion. On July 20, 2000, Cendant Mobility acquired Hamilton Watts International, a leading provider of expatriate relocation services in Australia and Southeast Asia. On September 7, 2000, Cendant Mobility acquired Bradford & Bingley Relocation Services, Ltd. ("BBRS"), a leading relocation management service in the United Kingdom. BBRS operations were merged with our Cendant Relocation (UK) operations immediately after the acquisition.

TRADEMARKS AND INTELLECTUAL PROPERTY. The service mark "Cendant Mobility" and related trademarks and logos are material to our relocation business. Cendant Mobility and its subsidiaries actively use the marks. All of the material marks used in Cendant Mobility's business are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where Cendant Mobility or its subsidiaries have significant operations. We own the marks used in Cendant Mobility's business.

COMPETITION. Competition is based on service, quality and price. In the United States, there are three other major national providers of such services:
Associates Relocation Management, GMAC Relocation Services and Prudential Relocation Management. We are the market leader in the United States, United Kingdom, and Australia/Southeast Asia for outsourced relocations.

SEASONALITY. The principal sources of revenue are based upon the timing of transferee moves, which are lower in the first and last quarter of each year, and at the highest levels in the second and third quarters.

MORTGAGE SEGMENT

GENERAL. Our Mortgage segment represented approximately 11%, 9% and 8% of our revenue for 2000, 1999 and 1998, respectively. We originate, sell and service residential first mortgage loans in the United States. For 2000, Cendant Mortgage(SM) was the fifth largest lender of retail originated residential mortgages, and the ninth largest lender of residential mortgages in the US. On December 18, 2000, we announced a new alliance with Merrill Lynch whereby Merrill Lynch outsourced its mortgage origination and servicing operations to us. Merrill Lynch closed approximately $5 billion in retail purchase mortgages during 2000. Assuming Merrill Lynch's loan volume was part of our operating results for the full year of 2000, we believe we would have ranked as the second largest retail mortgage lender in 2000.

A full line of first mortgage products are marketed to consumers through relationships with corporations, financial institutions, real estate brokerage firms, including CENTURY 21, Coldwell Banker and ERA franchisees, and other mortgage banks. Cendant Mortgage is a centralized mortgage lender conducting its business in all 50 states. At December 31, 2000, Cendant Mortgage had approximately 4,400 employees.

Cendant Mortgage customarily sells all mortgages it originates to investors (which include a variety of institutional investors) either as individual loans, mortgage-backed securities or participation certificates issued or guaranteed by Fannie Mae Corp., the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Cendant Mortgage also services mortgage loans and earns revenue from the sale of the mortgage loans to investors, as well as on the servicing of the loans for investors. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage related expenses such as taxes and insurance, and administering our mortgage loan servicing portfolio.

Cendant Mortgage offers mortgages through the following platforms:

    - Teleservices. Mortgages are offered to consumers through an 800-number teleservices operation based in Mt. Laurel, New Jersey under programs for real estate organizations (Phone In, Move In-Registered Trademark-), private label programs for financial institutions, and for relocation clients in conjunction with the operations of Cendant Mobility. The teleservices operation provides us with retail mortgage volume that contributes to Cendant Mortgage ranking as the fifth largest retail originator in 2000 according to INSIDE MORTGAGE FINANCE.

    - Internet. Mortgage information is offered to consumers through a Web interface that is owned by Cendant Mortgage. The Web interface contains educational materials, rate quotes and a full mortgage application. This content is made available to the customers of partner organizations. Partners include Century 21, Coldwell Banker, ERA, Cendant Mobility, Mellon Bank, United States Bank, GE Financial Network and Merrill Lynch Credit Corporation. In addition, we developed and launched our own online brand--InstaMortgage.com(SM) in 1999. Applications from online customers are processed via our teleservices platform.

    - Point of Sale. Mortgages are offered to consumers through field sales professionals with all processing, underwriting and other origination activities based in New Jersey. These field sales professionals generally are located in real estate offices around the United States and are equipped with software to obtain product information, quote interest rates and prepare a mortgage application with the consumer.

    - Wholesale/Correspondent. We purchase closed loans from financial institutions and mortgage banks after underwriting the loans. Financial institutions include banks, thrifts and credit unions. Such institutions are able to sell their closed loans to a large number of mortgage lenders and generally base their decision to sell to Cendant Mortgage on price, product menu and/or underwriting. We also have wholesale/correspondent originations with mortgage banks affiliated with real estate brokerage organizations.

BUSINESS GROWTH. Our strategy is to increase market share by expanding all of our sources of business with emphasis on purchase mortgage volume through our teleservices, Phone In, Move In and Internet (Log In, Move
In-Registered Trademark-) programs. The Phone In, Move In program was developed for real estate firms in 1997 and has been established in over 6,000 real estate offices.

We are well positioned to expand our financial institutions business channel by working with financial institutions which desire to outsource their mortgage originations operations to Cendant Mortgage. We also will expand our relocation mortgage volume through increased linkage with Cendant Mobility. Each of these market share growth opportunities is driven by our low cost teleservices platform. The competitive advantage of using a centralized, efficient and high quality teleservices platform allows us to capture a higher percentage of the highly fragmented mortgage market more cost effectively.

In connection with our new alliance with Merrill Lynch, Merrill Lynch will continue to market mortgages to its clients in partnership with their financial consultants. In January 2001, Merrill Lynch began utilizing our services on a private-label basis to process and service loans.

COMPETITION. Competition is based on service, quality, products and price. There are an estimated 22,000 national, regional or local providers of mortgage banking services across the United States. Cendant Mortgage has increased its mortgage origination market share in the United States to 2.1% in 2000 from 1.8% in 1999. According to INSIDE MORTGAGE FINANCE, the market share leader for 2000 reported a 7.1% market share in the United States. Competitive conditions can also be impacted by shifts in consumer preference for variable rate mortgages from fixed rate mortgages.

SEASONALITY. The principal sources of revenue are based on the timing of mortgage origination activity, which is based upon the timing of residential real estate sales. Real estate sales are generally lower in the first calendar quarter each year and relatively level the other three quarters of the year. As a result, our revenue is lower in the first calendar quarter of each year.

DIVERSIFIED SERVICES DIVISION

The Diversified Services division contains our Insurance/Wholesale and Diversified Services segments, which consists of our tax preparation business, parking operations and information technology services. The Diversified Services division represented approximately 29%, 37% and 37% of our revenue for 2000, 1999 and 1998, respectively.

INSURANCE/WHOLESALE SEGMENT

GENERAL. Our Insurance/Wholesale segment represented approximately 15%, 13% and 12% of our revenue for 2000, 1999 and 1998, respectively. We have nearly
38 million customers and market and administer insurance products, primarily accidental death and dismemberment insurance. We also provide products and services such as checking account enhancement packages, financial products and discount programs to customers of banks, credit card issuers, credit lenders and mortgage companies. The direct marketing activities are conducted principally through our wholly-owned subsidiaries, FISI, BCI, LTPC and Cims.

ENHANCEMENT PACKAGE SERVICE. We sell enhancement packages for financial institution consumer and business checking and deposit account holders primarily through our FISI subsidiary. FISI's financial institution clients select a customized package of our products and services and then usually add their own services (such as unlimited check writing privileges, personalized checks, cashiers' or travelers' checks without issue charge, or discounts on safe deposit box charges or installment loan interest rates). With our marketing and promotional assistance, the financial institution then offers the complete package of enhancements to its checking account holders as a special program for a monthly fee. Most of these financial institutions choose a standard enhancement package, which generally includes $10,000 of common carrier insurance and travel discounts. Others may include our shopping and credit card registration services, a travel newsletter or pharmacy, eyewear or entertainment discounts as enhancements. The common carrier coverage is underwritten under group insurance policies with two referral underwriters. We continuously seek to develop new enhancement features, which may be added to any package at an additional cost to the financial institution. We generally charge a financial institution client an initial fee to implement this program and monthly fees thereafter based on the number of customer accounts participating in that financial institution's program. Our enhancement packages are designed to enable a financial institution to generate additional fee income as the institution should be able to charge participating accounts more than the combined costs of the services it provides and the payments it makes to us.

AD&D INSURANCE. Through our FISI and BCI subsidiaries, we serve as an agent and third-party administrator for marketing accidental death and dismemberment insurance throughout the country to the customers of financial institutions. These products are primarily marketed through direct mail solicitations, which generally offer $1,000 of accidental death and dismemberment insurance at no cost to the customers and the opportunity to choose additional coverage of up to $250,000. The annual premium generally ranges from $10 to $250. BCI also acts as an administrator for term life and hospital accident insurance. FISI's and BCI's insurance products and other services are offered to customers of banks, credit unions, credit card issuers and mortgage companies.

LONG TERM CARE INSURANCE. Through our LTPC subsidiary, we are one of the largest independent marketers of long term care insurance products in the United States representing five national underwriters. LTPC's sales efforts are supported by over 300 captive agents and 1,500 brokers across the United States.

INTERNATIONAL OPERATIONS. Our Cims subsidiary has developed the international distribution of loyalty package services and insurance products. As of December 31, 2000, Cims has expanded its international membership and customer base to approximately 13.7 million individuals. This base is driven by wholesale membership through over 50 financial institutions throughout Europe, South Africa and Asia, as well as through other distribution channels. We also have exclusive licensing agreements covering the use of our merchandising systems in Australia, Japan and certain other Asian countries under which licensees pay initial license fees and agree to pay royalties to us based on membership fees, access fees and merchandise service fees paid to them. Royalties from these licenses were less than 1% of our revenues and profits within our Insurance/Wholesale segment for 2000, 1999 and 1998, respectively.

The economic impact of currency exchange rate movements on our business is complex because it is linked to variability in real growth, inflation, interest rates and other factors. Because we operate in a mix of services and numerous countries, management believes currency exposures are fairly well diversified. See Item 7A: "Quantitative and Qualitative Disclosures About Market Risk".

DISTRIBUTION CHANNELS. We market our products through a variety of distribution channels. The consumer is ultimately reached in the following ways: (i) at financial institutions or other associations through direct marketing; (ii) at financial institutions or other associations through a direct sales force, participating merchants or general advertising; and (iii) through companies and various other entities.

GROWTH. Primary growth drivers include expanding our customer base to include larger financial institutions and expanding the array of products and services sold through the direct marketing channels to existing clients. We offer a service whereby we develop consumer and business-to-business portals for financial institutions to expand direct marketing initiatives that will attract and retain additional customers and provide new sources of revenue. Other potential target market sectors include the emerging affluent and students. Cims is expanding its customer base beyond financial institutions to utilities, insurance, and telecom companies.

COMPETITION. Our checking account enhancement services compete with similar services offered by other companies, including insurance companies and other third-party marketers. In larger financial institutions, we may also compete with a financial institution's own marketing staff. Competition for the offering of our insurance products through financial institutions is growing and intense. Our competitors include other third-party marketers and large national insurance companies with established reputations that offer products with rates, benefits and compensation similar to ours. The long term care insurance industry is highly competitive. Our competition primarily includes large national insurance companies, such as General Electric Financial Assurance Company.

SEASONALITY

Our direct marketing businesses are generally not seasonal.

DIVERSIFIED SERVICES SEGMENT

TAX PREPARATION SERVICES

GENERAL. Our Jackson Hewitt Inc. subsidiary is the second largest tax preparation service system in the United States. The Jackson
Hewitt-Registered Trademark- franchise system is comprised of a 48-state network (and the District of Columbia) with approximately 3,300 offices operating under the trade name and service mark "Jackson Hewitt Tax
Service-Registered Trademark-." Office locations range from stand-alone store front offices to offices within Wal-Mart-Registered Trademark- and Kmart-Registered Trademark- stores. Through the use of proprietary interactive tax preparation software, we are engaged in the preparation and electronic filing of federal and state individual income tax returns. During 2000, Jackson Hewitt prepared over 1.8 million tax returns, which represented an increase of 33% from the approximately 1.38 million tax returns prepared during 1999. To complement our tax preparation services, we also offer accelerated check refunds and refund anticipation loans to our tax preparation customers through a designated bank. We believe that the application of our focused management strategies and techniques for franchise systems to the Jackson Hewitt network can increase revenue produced by the Jackson Hewitt franchise system while also increasing the quality and quantity of services provided to franchisees.

Tax preparation revenues are primarily comprised of tax return preparation fees and incremental fees through customer tax refund payment options. During 2000, approximately 60%, or 76 million, of the 128 million tax returns filed were completed by paid preparers. H&R Block's recent shift to an owner/ operator business model has resulted in Jackson Hewitt becoming the leading franchisor of tax preparation services.

GROWTH. We believe revenue and market share growth in the tax preparation industry will come primarily from selling new franchises, the application of proven management techniques for existing franchise systems, and new product and service offerings. During 1999, Jackson Hewitt, in conjunction with two of its largest franchisees, created an independent joint venture, Tax Services of America, Inc. ("TSA"), to maximize Jackson Hewitt's ability to add independent tax preparation firms to its franchise system. Cendant initially invested
$5 million in TSA, which was contributed to Jackson Hewitt. Jackson Hewitt initially invested approximately 80 company-owned stores and currently has an approximately 80% interest in the form of convertible preferred stock. TSA currently has over 350 offices and is expected to prepare over 300,000 tax returns during the 2001 filing season. TSA's primary objective is to grow by acquiring independent tax preparation firms in areas where TSA is licensed to operate and convert them to the Jackson Hewitt system.

FRANCHISE AGREEMENTS. Our tax preparation services franchise agreements grant the right to utilize the Jackson Hewitt brand name to independent owners and operators under long-term franchise agreements. An annual average of 1% of our existing franchise agreements are scheduled to expire from January 1, 2001 through December 31, 2006, with no more than 2% (in 2003) scheduled to expire in any one of those years.

The current standard agreements generally are for ten-year terms and generally require, among other obligations, franchisees to pay a minimum initial fee, as well as continuing franchise fees comprised of royalty fees and marketing fees.

Our typical franchise agreement is terminable by us upon the franchisee's failure to maintain certain performance standards, to pay franchise fees or other charges or to meet other specified obligations. The franchise agreements are terminable by the franchisee under certain limited circumstances.

TRADEMARKS AND OTHER INTELLECTUAL PROPERTY. The trademark "Jackson Hewitt" and related logo are material to Jackson Hewitt's business. We, through our franchisees, actively use these marks. The trademark and logo are registered (or have applications pending for registration) with the United States Patent and Trademark Office

COMPETITION. Tax preparation businesses are highly competitive. There are a substantial number of tax preparation firms and accounting firms that offer tax preparation services. Commercial tax preparers are highly competitive with regard to price, service and reputation for quality. Our largest competitor, H&R Block, recently shifted to an owner/operator business model, which resulted in our becoming the leading franchisor of tax preparation services.

SEASONALITY. Since most of our franchisees' customers file their tax returns during the period from January through April of each year, substantially all franchise royalties are received during the first and second quarters of each year. As a result, Jackson Hewitt operates at a loss for the remainder of the year. Historically, such losses primarily reflect payroll of year-round personnel, the update of tax software and other costs and expenses relating to preparation for the following tax season.

NATIONAL CAR PARKS

GENERAL. Our National Car Parks subsidiary operates off-street commercial parking facilities and on-street parking in the United Kingdom, with over 60 years' experience of owning and/or managing a portfolio of nearly 500 car parks, mostly located in city and town centers and at airports.

NCP has approximately 2,500 full and part-time employees. NCP provides a high-quality, professional service, developing a total solution for its customers and for organizations such as town and city administrations that wish to develop modern and professionally managed parking and traffic management facilities, tailored towards local business.

NCP owns and operates parking facilities in over 100 city and town centers throughout the United Kingdom, most of which are regularly patrolled and many of which have closed-circuit television surveillance. NCP is the only parking facilities manager that can provide the motorist with such a comprehensive geographical coverage and such levels of investment in secured facilities. In addition, NCP is a leader in on-airport parking facilities at United Kingdom airports, with over 31,000 car parking spaces in facilities close to passenger terminals at ten airports across the United Kingdom. Booking facilities are available through NCP's telesales service for convenient car parking reservation at these airports, with free courtesy coach transfers to and from airport terminals at most locations.

REGULATIONS. There is increasing government regulation over all aspects of transport within the United Kingdom. Therefore, an objective of NCP is to work together with its customers, local and national government and other service organizations in order to maintain the mutually beneficial partnership between motorists and city center environment.

TRADEMARKS AND INTELLECTUAL PROPERTY.  The service mark
NCP-Registered Trademark- and related logos are registered (or have applications pending for registration) in the UK Patent Office and throughout the European Community.

COMPETITION. NCP's main competition is from non-commercial, local government authorities who usually choose to operate their own car parking facilities in their respective cities and towns.

SEASONALITY. NCP's business has a distinct seasonal trend with revenue from parking in city and town centers being closely associated with levels of retail business. Therefore, peaks in revenue are experienced particularly around the Christmas period. In respect of the airport parking side of the business, seasonal peaks are experienced in line with summer vacations.

INFORMATION TECHNOLOGY SERVICES

GENERAL. Our WizCom International, Ltd. subsidiary is a global provider of electronic reservations processing, connectivity and information management systems for the travel industry, including the Wizard System more fully described under "TRAVEL DIVISION--Car Rental Business--Avis System and Wizard System Services" above. WizCom provides its hotel, car rental and tour/leisure travel customers with electronic distribution and e-commerce solutions to the Global Distribution Systems (GDSs), Internet and/or other travel reservations systems. WizCom's product suite links customers to all the major travel networks on six continents through telephone lines and satellite communications. Direct access with other computerized reservations systems allows real-time processing for travel agents, corporate travel departments and consumers. In addition, through WizCom's EasyAccess Plus-SM- information management system or Central Reservation Systems, customers can maintain current information on property, vehicle or tour package information (such as rental rates or room amenity descriptions) In 1995, Budget Rent A Car Corporation entered into a computer services agreement with WizCom to provide reservation system computer services that are substantially similar to those computer services provided to the Avis System. WizCom has also entered into agreements with hotel and other car rental companies, as well as Internet travel companies, to provide travel related reservation and distribution system services. Revenues are primarily comprised of up front implementation fees and ongoing transaction and support fees.

INDUSTRY AND COMPETITION. Increased demand for WizCom's products has largely been driven both by the growth of the Internet and online travel, as well as the demand for real-time data processing and connectivity for reservations in the travel sector. Total industry hotel bookings through the GDSs continued to show growth of 12% in 1999 and 10% in 2000. For hotel switch processing business, WizCom's primary competitor is Pegasus Solution's Electronic Distribution. There are several competitors for the hotel central reservations product. WizCom is the only company providing switching services for the car rental market, and there is little competition for the car rental central reservations product.

BUSINESS & GROWTH STRATEGY. Multiple sectors of the travel industry are seeking to make reservations processing and connectivity more time and cost-efficient for their operations. Travel companies continue to seek opportunities to lower costs per travel booking and introduce real-time, current information management systems. Online travel growth for both corporate and leisure travel bookings continues to expand. WizCom has positioned itself as one-easy-connection for companies to make their inventory available for distribution through Internet, corporate intranet or traditional GDS channels.

DIVESTED BUSINESSES

MOVE.COM AND WELCOME WAGON INTERNATIONAL. On February 16, 2001, we completed the sale to Homestore.com of certain businesses within our Move.com Group segment and our Welcome Wagon International business, which was part of our Diversified Services segment. As a result of the transaction we own approximately 21.5 million shares of Homestore.com, representing approximately a 20% stake in Homestore.com. In addition, we will have a designee on the Homestore.com Board of Directors. See "Recent Developments--Other--Divestiture of Move.com. Group and Welcome Wagon International".

Through Move.com, we operated a network of Web sites, which offered a wide selection of quality relocation, real estate and home-related products and services. We sought to provide a one-source,

"friend-in-need" solution before, during and after the move. We also provided a multi-channel distribution platform for our business partners, who were trying to reach a highly targeted and valued group of consumers at the most opportune times. The move.com network generated the following types of revenue from its business partners: listing subscription fees, advertising and sponsorship fees, e-commerce transaction fees and Web site management fees. During 2000, the move.com network represented an immaterial part of our business operations.

The move.com network was comprised of the following Web sites that offered relocation, real estate and home-related content and services:
(i) move.com-SM-, the Internet portal and flagship site, combining home and rental housing listings, mortgage services and numerous moving and home-related services; (ii) Rent.net-Registered Trademark-, a leading online rental and relocation guide and advertising source for the apartment industry, representing properties and relocation services in more than 3,000 cities across North America; (iii) Seniorhousing.net-Registered Trademark-, which provides the move.com network with a directory of over 750 retirement communities, assisted living facilities and nursing homes containing detailed property descriptions, photographs, floor plans, 360- virtual tours and direct communication links to onsite managers; (iv) Corporatehousing.net(SM), the leading online directory and advertising source for the temporary/ corporate housing industry, with over 400 local and national listing providers across the United States and Canada;
(v) Selfstorage.net-Registered Trademark-, a leading online directory and advertising source for the self storage industry, with over 3,000 storage facilities across the United States and Canada and (vi) Welcomewagon.com, the official Web site of Welcome Wagon/Getko, which provides the move.com network with local community information.

Through Welcome Wagon, we distributed complimentary welcoming packages which provide new homeowners and other consumers throughout the United States and Canada with discounts for local merchants. These activities were conducted through our Welcome Wagon International Inc. and Getko Group, Inc. subsidiaries.

INDIVIDUAL MEMBERSHIP. On October 25, 2000, we announced our intention to spin-off our individual membership and loyalty businesses that are the primary remaining businesses inherited from the merger with CUC in 1997. The currently contemplated transaction will be a tax-free distribution to CD stockholders and is expected to close by mid-2001. See "Recent Developments--Other--Spin-off of Individual Membership Businesses".

Through our individual membership business, with approximately 24.3 million memberships, we provide customers with access to a variety of discounted products and services in such areas as retail shopping, travel, personal finance and auto and home improvement. We affiliate with business partners such as leading financial institutions, retailers, and oil companies to offer membership as an enhancement to their credit card, charge card or other customers. Participating institutions generally receive commissions on initial and renewal memberships, based on a percentage of the net membership fees. Individual membership programs offer consumers discounts on over 31,500 brand categories by providing shop at home convenience in areas such as retail shopping, travel, automotive, dining and home improvement. A brief description of the different types of membership programs is as follows:

Shoppers Advantage-Registered Trademark- ("SA") is a discount shopping program that provides product price information and home shopping services to its members. SA's merchandise database contains information on over 80,000 brand name products, including a written description of the product, the manufacturer's suggested retail price, the vendor's price, features and availability. SA acts as a conduit between its members and the vendors; accordingly, it does not maintain an inventory of products.

Travelers Advantage-Registered Trademark- is a discount travel service program whereby our Cendant Travel, Inc. subsidiary (one of the ten largest full service travel agencies in the U.S.), obtains information on schedules and rates for major scheduled airlines, hotel chains and car rental agencies from the American Airlines Sabre-Registered Trademark- Reservation System. In addition, the Travelers Advantage division maintains its own database containing information on tours, travel packages and short notice travel arrangements. Members book their reservations through Cendant Travel, which earn commissions (ranging from 5%-25%) on all travel sales from the providers of the travel services.

The AutoVantage-Registered Trademark- Service offers members comprehensive new car summaries and preferred prices on new domestic and foreign cars purchased through an independent dealer network (which includes over 1,800 dealer franchises) and discounts on maintenance, tires and parts at more than 25,000 locations. AutoVantage Gold-Registered Trademark- is a premium version of the AutoVantage-Registered Trademark- Service, providing, among other things, road and tow services to its members.

Credit Card Guardian-Registered Trademark- and "Hot-Line" services enable consumers, among other things, to register their credit and debit cards with us so that the account numbers of these cards may be kept securely in one place.

The PrivacyGuard-Registered Trademark- and Credentials-Registered Trademark-services provide members with a comprehensive and understandable means of monitoring key personal information. The service offers a member access to information in certain key areas including: credit history and monitoring, driving records maintained by state motor vehicle authorities and medical files maintained by third parties.

The Buyers Advantage-Registered Trademark- services extend the manufacturer's warranty on products purchased by the member. This service also rebates 20% of repair costs and offers members price protection by refunding any difference between the price the member paid for an item and its reduced price should the item be sold at a lower price within sixty days after purchase.

The CompleteHome-Registered Trademark- service is designed to save members time and money in maintaining and improving their homes. Members can order do-it-yourself "How-To Guides" or call the service for a tradesperson referral.

The Family FunSaver Club-Registered Trademark- provides its members with a variety of benefits, including the opportunity to inquire about and purchase family travel services and family related products, the opportunity to buy new cars at a discount, a discounted family dining program and a Family Values Guide offering coupon savings on family related products such as movie tickets, casual restaurants and theme parks.

The HealthSaver(SM) membership provides discounts ranging from 10% to 50% off retail prices on prescription drugs, eyewear, eye care, dental care, selected health-related services and fitness equipment, including sporting goods.

REGULATION

MARKETING REGULATION. Primarily through our Insurance/Wholesale and our individual membership businesses, we market our products and services via a number of distribution channels, including direct mail, telemarketing and online. These channels are regulated on the state and federal levels and we believe that these activities will increasingly be subject to such regulation. Such regulation may limit our ability to solicit new members or to offer one or more products or services to existing members. In addition to direct marketing, our Insurance/Wholesale and individual membership products and services are subject to various state and local regulations including, as applicable, those of state insurance departments. While we have not been adversely affected by existing regulations, we cannot predict the effect of any future federal, state or local legislation or regulation.

In November 1999, the Federal Gramm-Leach-Bliley Act became law. This Act and its implementing regulations modernized the regulatory structure affecting the delivery of financial services to consumers and provided for new requirements and limitations relating to direct marketing by financial institutions to their customers. Such additional requirements and limitations became effective in November 2000, but mandatory compliance is not required until July 1, 2001. We have taken various steps to address the requirements of the Act; however, since certain specific aspects of the implementing regulations related to this Act have not yet been clarified, it remains unclear what effect, if any, those regulations might have on our businesses.

We are also aware of, and are actively monitoring the status of, certain proposed privacy-related state legislation that might be enacted in the future; it is unclear at this point what effect, if any, such state legislation might have on our businesses.

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

REAL ESTATE REGULATION. The federal Real Estate Settlement Procedures Act (RESPA) and state real estate brokerage laws restrict payments which real estate and mortgage brokers and other parties may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance, title insurance). Such laws may to some extent restrict preferred alliance arrangements involving our real estate brokerage franchisees, mortgage business and relocation business. Our mortgage business is also subject to numerous federal, state and local laws and regulations, including those relating to real estate settlement procedures, fair lending, fair credit reporting, truth in lending, federal and state disclosure and licensing. Currently, there are local efforts in certain states which could limit referral fees to our relocation business.

It is a common practice for online mortgage and real estate related companies to enter into advertising, marketing and distribution arrangements with other Internet companies and Web sites, whereby the mortgage and real estate related companies pay fees for advertising, marketing and distribution services and other goods and facilities. The applicability of RESPA's referral fee prohibitions to the compensation provisions of these arrangements is unclear and the Department of Housing and Urban Development has provided no guidance to date on the subject.

TIMESHARE EXCHANGE REGULATION. Our timeshare exchange business is subject to foreign, federal, state and local laws and regulations including those relating to taxes, consumer credit, environmental protection and labor matters. In addition, we are subject to state statutes in those states regulating timeshare exchange services, and must prepare and file annually certain disclosure guides with regulators in states where required. We are not subject to those state statutes governing the development of timeshare condominium units and the sale of timeshare interests, but such statutes directly affect the members and resorts that participate in the RCI exchange programs. Therefore, the statutes indirectly impact our timeshare exchange business.

INTERNET REGULATION. Although our business units' operations on the Internet are not currently regulated by any government agency in the United States beyond regulations discussed above and applicable to businesses generally, it is likely that a number of laws and regulations may be adopted governing the Internet. In addition, existing laws may be interpreted to apply to the Internet in ways not currently applied. Regulatory and legal requirements are subject to change and may become more restrictive, making our business units' compliance more difficult or expensive or otherwise restricting their ability to conduct their businesses as they are now conducted.

VEHICLE RENTAL AND FLEET LEASING REGULATION. We are subject to federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, franchising, consumer credit, environmental protection, retail vehicle sales and labor matters. The principal environmental regulatory requirements applicable to our vehicle and fleet management operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. We operate 287 locations at which petroleum products are stored in underground or aboveground tanks. We have instituted an environmental compliance program designed to ensure that these tanks are in compliance with applicable technical and operational requirements, including the replacement and upgrade of underground tanks to comply with the December 1998 EPA upgrade mandate and periodic testing and leak monitoring of underground storage tanks. We believe that the locations where we currently operate are in compliance, in all material respects, with such regulatory requirements.

We may also be subject to requirements related to the remediation of, or the liability for remediation of, substances that have been released to the environment at properties owned or operated by us or at properties to which we send substances for treatment or disposal. Such remediation requirements may be imposed without regard to fault and liability for environmental remediation can be substantial.

We may be eligible for reimbursement or payment of remediation costs associated with future releases from its regulated underground storage tanks have established funds to assist in the payment of remediation costs for releases from certain registered underground tanks. Subject to certain deductibles, the availability of funds, compliance status of the tanks and the nature of the release, these tank funds may be available to us for use in remediating future releases from its tank systems.

A traditional revenue source for the vehicle rental industry has been the sale of loss damage waivers, by which rental companies agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period. Approximately 3.4% of our vehicle operations revenue during 2000 was generated by the sale of loss damage waivers. The U.S. House of Representatives has from time to time considered legislation that would regulate the conditions under which loss damage waivers may be sold by vehicle rental companies. Approximately 40 states have considered legislation affecting the loss damage waivers. To date, 24 states have enacted legislation which requires disclosure to each customer at the time of rental that damage to the rented vehicle may be covered by the customer's personal automobile insurance and that loss damage waivers may not be necessary. In addition, in the late 1980's, New York enacted legislation which eliminated our right to offer loss damage waivers for sale and limited potential customer liability to $100. Moreover, California and Nevada have capped rates that may be charged for loss damage waivers to $9.00 and $10.00 per day, respectively.

We are also subject to regulation under the insurance statutes, including insurance holding company statutes, of the jurisdictions in which its insurance company subsidiaries are domiciled. These regulations vary from state to state, but generally require insurance holding companies and insurers that are subsidiaries of insurance holding companies to register and file certain reports including information concerning their capital structure, ownership, financial condition and general business operations with the state regulatory authority, and require prior regulatory agency approval of changes in control of an insurer and intercorporate transfers of assets within the holding company structure.

The payment of dividends to us by our insurance company subsidiaries, Pathfinder, Global Excess and Constellation, is restricted by government regulations in Colorado, Bermuda and Barbados affecting insurance companies domiciled in those jurisdictions.

EMPLOYEES

As of December 31, 2000, we employed approximately 28,000 persons fulltime. Management considers our employee relations to be satisfactory.

ITEM 2. PROPERTIES

Our principal executive offices are located in leased space at 9 West 57th Street, New York, NY 10019 with a lease term expiring in 2013. Many of our general corporate functions are conducted at a building owned by us and located at 6 Sylvan Way, Parsippany, New Jersey 07054 and at buildings leased by us and located at 1 Sylvan Way and 10 Sylvan Way, Parsippany, New Jersey 07054 and Landmark House, Hammersmith Bridge Road, London, England W69EJ. We have recently entered into a 12-year lease for 377,000 square feet at One Campus Drive, Parsippany, NJ 07054, where we plan to consolidate many of our corporate functions.

Our Travel segment has three properties which we own, a 166,000 square foot facility in Virginia Beach, Virginia, which serves as a satellite administrative and reservations facility for WizCom and Avis rental car operations, a 200,000 square foot facility in Carmel, Indiana, which serves as an administrative office for RCI and a property located in Kettering, UK which is the European office for RCI. Our Travel segment also leases space for its reservations centers and data warehouse in Winner and Aberdeen, South Dakota; Phoenix, Arizona; Knoxville and Elizabethton, Tennessee; Tulsa and Drumright, Oklahoma; St. John and Fredericton, New Brunswick, Canada pursuant to leases that expire in 2000, 2004, 2007, 2004, 2002, 2001, 2000, 2009 and 2009, respectively. The Tulsa and Drumright, Oklahoma and St. John and Fredericton, New Brunswick, Canada locations serve as Avis car rental reservation centers. In addition, our Travel segment has approximately 14 leased offices spaces located within the United States and approximately 37 additional leased spaces in various countries outside the United States.

Our Real Estate Franchise segment leases approximately seven properties in various locations that function as sales offices, three of which are shared with our Travel segment.

Our Relocation segment has its main corporate operations located in three leased buildings in Danbury, Connecticut, with lease terms expiring in 2004, 2005 and 2008. There are also five regional offices located in Mission Viejo and Walnut Creek, California; Oak Brook and Chicago, Illinois; and Irving, Texas, which provide operation support services. We own the office in Mission Viejo and the others we operate pursuant to leases that expire in 2004, 2003, 2004 and 2003, respectively. International offices are located in: Hammersmith and Swindon, United Kingdom; Melbourne, Australia; and Singapore pursuant to leases that expire in 2012, 2013, 2005 and 2002, respectively.

Our Mortgage segment has centralized its operations to one main area occupying various leased offices in Mt. Laurel, New Jersey for a total of approximately 940,000 square feet. The lease terms expire over the next four years. Regional sales offices are located in Englewood, Colorado and Santa Monica, California, pursuant to leases that expire in 2002 and 2005, respectively.

Our Insurance/Wholesale segment leases domestic space in Brentwood and Franklin, Tennessee; San Carlos, California; and Richmond, Virginia with lease terms ending in 2002, 2003, 2001 and 2007, respectively. In addition, there are ten leased locations internationally that function as sales and administrative offices for Cims with the main office located in Portsmouth, UK.

We also lease space in Garden City, New York and Parsippany, New Jersey that supports the Diversified Services segment as well as our car rental business. The Garden City location is the main operation and administrative centers for WizCom and Avis. In addition, there are approximately 19 leased office locations in the United States. Internationally, we lease office space in the United Kingdom and own one building in Birmingham, UK to support National Car Parks.

We lease or have vehicle rental concessions relating to space at 591 locations in the United States and 202 locations outside the United States utilized in connection with its vehicle rental operation. Of those locations, 212 in the United States and 74 outside the United States are at airports. Typically, an airport receives a percentage of vehicle rental revenues, with a guaranteed minimum. Because there is a limited to the number of vehicle rental locations in an airport, vehicle rental companies frequently bid for the available locations, usually on the basis of the size of the guaranteed minimums. We and other vehicle lease firms also lease parking space at or near airports and at their other vehicle rental locations.

PHH Arval leases office space and marketing centers in eight locations in the United States and Canada, with approximately 280,000 square feet in the aggregate. In addition, Wright Express leases approximately 133,000 square feet of office space in two domestic locations.

PHH Arval maintains a regional/processing office in Hunt Valley, Maryland.

We believe that such properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

A. CLASS ACTION AND OTHER LITIGATION AND GOVERNMENT INVESTIGATIONS

Since the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the date of this Annual Report on Form 10-K, approximately 70 lawsuits claiming to be class actions, three lawsuits claiming to be brought derivatively on our behalf and several other lawsuits and arbitration proceedings have been filed in various courts against us and other defendants.

In re: Cendant Corporation Litigation, Master File No. 98-1664 (WHW) (D.N.J.) (the "Securities Action"), is a consolidated action consisting of over sixty constituent class action lawsuits that were originally filed in the United States District Courts for the District of New Jersey, the District of Connecticut, and the Eastern District of Pennsylvania. The Securities Action is brought on behalf of all persons who acquired securities of the Company and CUC, except our PRIDES securities, between May 31, 1995 and August 28, 1998. The Court granted the lead plaintiffs' unopposed motion for class certification on January 27, 1999. Named as defendants are the Company; twenty-eight current and former officers and directors of the Company, CUC and HFS; and Ernst & Young LLP, CUC's former independent accounting firm.

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

On December 7, 1999, we announced that we reached a preliminary agreement to settle the Securities Action. (See "Litigation Settlements" below and Note 13 to the Consolidated Financial Statements).

Welch & Forbes, Inc. v. Cendant Corp., et al., No. 98-2819 (WHW) (the "PRIDES Action") is a class action filed on June 15, 1998 and brought on behalf of purchasers of the Company's PRIDES securities between February 24 and August 28, 1998. The PRIDES Action is a consolidation of Welch & Forbes, Inc. v. Cendant Corp., et. al. with seven other class action lawsuits filed on behalf of purchasers of PRIDES. Named as defendants are the Company; Cendant Capital I, a statutory business trust formed by the Company to participate in the offering of PRIDES securities; seventeen current and former officers and directors of the Company, CUC and HFS; Ernst & Young; and the underwriters for the PRIDES offering, Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Chase Securities Inc.

The allegations in the Amended Consolidated Complaint in the PRIDES Action are substantially similar to those in the Securities Action, and violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act are asserted. Damages in unspecified amounts are sought.

On November 11, 1998, the plaintiffs in the PRIDES Action brought motions for
(i) certification of a proposed class of PRIDES purchasers; (ii) summary judgment against the Company on liability under Section 11 of the Securities Act; and (iii) an injunction requiring the Company to place $300 million in a trust account for the benefit of the PRIDES investors pending final resolution of their claims. These motions were withdrawn in connection with a partial settlement of the PRIDES Action (see Litigation Settlements below and Note 17 to the Consolidated Financial Statements).

Semerenko v. Cendant Corp., et al., Civ. Action No. 98-5384 (D.N.J.) and P. Schoenfield Asset Management LLC v. Cendant Corp., et al., (Civ. Action
No. 98-4734) (D.N.J.) (the "ABI Actions") were initially commenced in October and November of 1998, respectively, on behalf of a putative class of persons who purchased securities of American Bankers Insurance Group, Inc. ("ABI") between January 27, 1998 and October 13, 1998. Named as defendants are the Company, four former CUC officers and directors, and Ernst & Young. The complaints in the ABI actions, as amended on February 8, 1999, assert violations of Sections 10(b), 14(e) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. Plaintiffs allege that they purchased shares of ABI common stock at artificially inflated prices due to the accounting irregularities after we announced a cash tender offer for 51% of ABI's outstanding shares of common stock in January 1998. Plaintiffs also allege that after the disclosure of the accounting irregularities, we misstated our intention to complete the tender offer and a second step merger pursuant to which the remaining shares of ABI stock were to be acquired by us. Plaintiffs seek, among other things, unspecified compensatory damages. The Company and the other defendants filed motions to dismiss the ABI Actions on March 10, 1999. The United States District Court for the District of New Jersey found that the complaints failed to state a claim upon which relief could be granted and, accordingly, dismissed the complaints by order dated
April 30, 1999. In an opinion dated August 10, 2000, the United States Court of Appeals for the Third Circuit vacated the District Court's judgment and remanded the ABI Actions for further proceedings. Cendant, on December 15, 2000, filed a motion to dismiss those claims based on ABI purchases after April 15, 1998. This motion has been fully briefed and is currently pending before the District Court.

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

The Company has filed Cross-Claims against Ernst & Young in two of the remaining transferred actions: McLaughlin v. Cendant Corp., originally filed in the District of New Jersey; and Alexander v. Cendant Corp., originally filed in the Central District of California. Ernst & Young has filed counterclaims and Cross-Claims against the Company in each of these actions.

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

Kennilworth Partners, L.P. et al., v. Cendant Corp., et al., 98 Civ. 8939 (DC) (the "Kennilworth Action") was filed on December 18, 1998 on behalf of three investment companies. Named as defendants are the Company; thirty of its present and former officers and directors; HFS; and Ernst & Young. The complaint in the Kennilworth Action, as amended on January 26, 1999, alleges that the plaintiffs purchased convertible notes issued by HFS pursuant to an indenture dated February 28, 1996 and were damaged when they converted their notes into shares of common stock in the Company shortly prior to the Company's April 15, 1998 announcement. The amended complaint asserts violations of Sections 11, 12 and 15 of the Securities Act and Sections 10(b) and 20 of the Exchange Act; a common-law breach of contract claim is also asserted. Damages are sought in an amount estimated to be in excess of $13.6 million. On April 29, 1999, the Company moved to dismiss the Securities Act claims brought against it. On
August 10, 1999, the District Court dismissed plaintiffs' claims under Sections 11 and 12(2) of the Securities Act against us and all of the other defendants and dismissed the claims under Section 10(b) of the Exchange Act against the individual officers and directors and Ernst & Young. On August 23, 1999, the Company filed an Answer and Affirmative Defenses, in which it denied all material allegations in the amended complaint. In January 2000, plaintiffs filed a Second Amended Complaint, asserting claims against Cendant under
Section 10(b) of the Exchange Act and for breach of contract. The Company answered the Second Amended Complaint on April 3, 2000, and the Company has filed Cross-Claims against Ernst & Young.

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

Raymond H. Stanton II and Raymond H. Stanton III v. Cendant Corp. is an arbitration proceeding filed by Raymond H. Stanton II and Raymond H. Stanton III, former owners of Dine-A-Mate, Inc. The Demand for Arbitration alleges that the Stantons sold Dine-A-Mate stock to CUC in September 1996 in exchange for 929,930 shares of CUC common stock. The Demand alleges that due to the accounting irregularities the price of CUC stock was artificially inflated at the time and asserts claims for fraud, fraudulent inducement, breach of warranty, and violation of Sections 18(a) and 10(b) of the Exchange Act. The Stantons seek, among other things, damages equal to the differences between $33,314,736 (the alleged value of the transaction) and the actual value of the CUC stock they received in the sale, and punitive damages on their claims for fraud and fraudulent inducement. The arbitration concluded on February 13, 2001 with an award to the Stantons.

Janice G. Davidson and Robert M. Davidson v. Cendant Corp. (JAMS/Endispute--Los Angeles No. 122002145) is an arbitration proceeding filed on December 17, 1998, by Janice G. and Robert M.

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

In April 2000, the Davidsons filed a motion in the United States District Court for the District of New Jersey seeking an Order (i) confirming that they are not members of the Class in the Securities Action and therefore are not bound by the settlement of that action; and (ii) alternatively, extending the time within which the Davidsons can exclude themselves from the Class. On May 15, 2000, Cendant filed papers in opposition to the motion and in support of its cross-motion seeking to enjoin the Davidsons from proceeding with the arbitration referred to above insofar as their claims in the arbitration are premised on their acquisition of shares of CUC common stock. On June 20, 2000, the District Court issued an order denying the Davidsons' motion and granting Cendant's cross-motion. Specifically, the District Court (i) ruled that the Davidsons fell within the Securities Action class definition of persons who purchased or otherwise acquired publicly traded securities of CUC or Cendant securities during the class period, (ii) denied the Davidsons' motion to extend time to opt out of the class, and (iii) granted Cendant's cross-motion to enjoin the Davidsons' continued prosecution of claims arising out of their acquisition of publicly-traded CUC or Cendant securities. The Davidsons appealed the Order to the United States Court of Appeals for the Third Circuit and oral argument was held on November 16, 2000.

Deutch v. Silverman, et al., No. 98-1998 (WHW) (the "Deutch Action"), is a shareholder derivative action, purportedly filed on behalf of, and for the benefit of the Company. The Deutch Action was commenced on April 27, 1998 in the District of New Jersey against certain of the Company's current and former directors and officers; and, as a nominal party, the Company. The complaint in the Deutch Action alleges that individual officers and directors of the Company breached their fiduciary duties by selling shares of the Company's stock while in possession of non-public material information concerning the accounting irregularities, and by, among other things, causing and/or allowing the Company to make a series of false and misleading statements regarding the Company's financial condition, earnings and growth; entering into an agreement to acquire ABI and later paying $400 million to ABI in connection with termination of that agreement; re-pricing certain stock options previously granted to certain Company executives; and entering into certain severance and other agreements with Walter Forbes, the Company's former Chairman, under which Mr. Forbes received approximately $51 million from the Company pursuant to an employment agreement we had entered into with him in connection with the Cendant Merger. Damages are sought on behalf of Cendant in unspecified amounts.

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

Resnik v. Silverman, et. al., No. 18329 (NC) (Del. Ch.) (the "Resnik Action"), is a purported derivative action filed in the Court of Chancery for the State of Delaware on or about September 19, 2000. The Complaint names as defendants those current and former members of Cendant's Board of Directors (the "Director Defendants") who were both named as defendants in, and approved the settlement of, the Securities Action (the "Settlement"). The Complaint alleges that the decision of the Director Defendants to approve the Settlement constituted a breach of their fiduciary duties of loyalty and good faith, and seeks a monetary judgment in an unspecified amount in favor of nominal defendant Cendant. On or about November 16, 2000, Cendant moved to dismiss the Resnik Action on the grounds that any challenge to the Director Defendants' decision to approve the Settlement is not ripe because Cendant has not yet incurred any liability under the Settlement, and may never do so if the District Court's approval of the Settlement is not affirmed on appeal. Also on or about November 16, 2000, the Director Defendants moved to stay the Resnik Action pending resolution of the Deutch Action. The plaintiff in the Resnik Action has not yet responded to either of these motions.

The SEC and the United States Attorney for the District of New Jersey conducted investigations relating to accounting irregularities. As a result of the findings from our internal investigations, we made all adjustments considered necessary which are reflected in previously filed financial statements. The investigation of the SEC as to Cendant concluded on June 14, 2000 when Cendant consented to an entry of an Order Instituting Public Administration Proceedings in which the SEC found that Cendant had violated certain record-keeping provisions of the federal securities laws, Sections 13(a) and 13(b) of the Exchange Act and Rules 12b-20, 13a-1, 13a-13, 13b2-1, and ordered Cendant to cease and desist from committing or causing any violation and any future violation of those provisions.

C. LITIGATION SETTLEMENTS.

Settlement of Common Stock Class Action Litigation

On December 7, 1999, the Company announced that it reached a preliminary agreement to settle the Securities Action pending against the Company in the U.S. District Court in Newark, New Jersey. In a settlement agreement executed March 17, 2000, the Company agreed to pay the class members approximately
$2.85 billion in cash. The District Court approved the settlement in orders dated August 15, 2000. Certain parties who objected to the settlement have appealed the District Court's orders approving the plan of allocation of the settlement fund and awarding attorney's fees and expenses to counsel for the lead plaintiffs to the United States Court of Appeals for the Third Circuit. Briefing of the appeals is nearly complete, but no argument date has been set by the Third Circuit. We currently plan to fund the settlement through the use of available cash, the use of existing credit facilities, the issuance of debt securities and/or the issuance of equity securities. We intend to finance the cost of the settlement so as to maintain our investment grade ratings. Please see the Company's Form 8-K, dated December 7, 1999, for a description of the agreement to settle the common stock class action litigation.

Settlement of PRIDES Class Action Litigation

On March 17, 1999, we entered into a stipulation of settlement with counsel representing the class of holders of our PRIDES securities who purchased their securities on or prior to April 15, 1998 ("eligible persons") to settle their class action lawsuit against us. Under the settlement, each eligible person was entitled to receive a new security--a Right--for each PRIDES held on April 15, 1998. The settlement did not resolve claims based upon purchases of PRIDES after April 16, 1998. On June 15, 1999, the United States District Court for the District of New Jersey issued an order approving the settlement and awarding fees to class counsel. One objector, who objected to a portion of the settlement concerning fees to class counsel, filed an appeal to the United States Court of Appeals to the Third Circuit, which was argued on December 15, 2000 and is currently pending before the appeals court. We believe this appeal is without merit.

In April 2000, The Chase Manhattan Bank ("Chase"), acting as custodian of three mutual funds that sought a total of 2,020,000 Rights, filed a motion seeking relief from an order of the District Court that rejected the claims filed by Chase on behalf of the mutual funds. On June 7, 2000, the District Court denied Chase's motion, but on December 1, 2000 the Third Circuit vacated that order and remanded the case to the District Court for further proceedings, which are ongoing. As the Rights expired on February 14, 2001, if Chase's claim is successful it will be satisfied with our CD Common Stock.

Pursuant to the settlement, we distributed 24,107,038 Rights to eligible persons. The Rights provided that we issue two New PRIDES to every person who delivered to us by February 14, 2001 three rights and two original PRIDES. The terms of the New PRIDES were the same as the original PRIDES, except that the conversion rate was revised so that, at the time the Rights were distributed, each of the New PRIDES had a value equal to $17.57 more than each original PRIDES, based upon a generally accepted valuation model. We issued approximately 15,485,000 New PRIDES upon exercise of Rights. Under the terms of the New PRIDES, each holder of a New PRIDES was required to purchase 2.3036 shares of our Common Stock on February 16, 2001. In connection with this mandatory purchase, we distributed approximately 14,745,000 more shares of our Common Stock on February 16, 2001 than we otherwise would have under the terms of the original PRIDES.

In connection with the settlement, we recorded a charge of approximately $351 million ($228 million, after tax) in the fourth quarter of 1998. Such charge was reduced by $41 million ($26 million, after tax) during 2000, resulting from an adjustment to the original estimate of the number of rights to be issued. Furthermore, in February 2001, we will record an additional reduction of approximately $10 million ($6.5 million, after tax), resulting from the number of rights that expired unexercised on February 16, 2001.

The settlements do not encompass all litigation asserting claims associated with the accounting irregularities. We do not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE ON COMMON STOCK

Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CD". At March 15, 2001 the number of stockholders of record was approximately 9,171. The following table sets forth the quarterly high and low sales prices per share of CD common stock as reported by the NYSE for 2000 and 1999.

2000                                                            HIGH       LOW
----                                                          --------   --------
First Quarter                                                 $24.3125   $16.1875
Second Quarter                                                   18.75    12.1563
Third Quarter                                                   14.875     10.625
Fourth Quarter                                                 12.5625        8.5

1999                                                              HIGH           LOW
----                                                          ------------   ------------
First Quarter                                                 $22 7/16       $15 5/16
Second Quarter                                                20 3/4         15 1/2
Third Quarter                                                 22 5/8         17
Fourth Quarter                                                26 9/16        14 9/16

On March 15, 2001, the last sale price of our CD common stock on the NYSE was $14.36 per share.

DIVIDEND POLICY

We expect to retain our earnings for the development and expansion of our businesses and the repayment of indebtedness and do not anticipate paying dividends on common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                        AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   2000       1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS
Net revenues                                     $ 3,930    $ 4,521    $ 4,465    $ 3,553    $ 2,559
                                                 =======    =======    =======    =======    =======
Income (loss) from continuing operations         $   576    $  (333)   $   208    $    82    $   366
Income (loss) from discontinued operations,
 net of tax                                           84        278        332        (42)       (36)
Extraordinary gain (loss), net of tax                 (2)        --         --         26         --
Cumulative effect of accounting change, net of
 tax                                                 (56)        --         --       (283)        --
                                                 -------    -------    -------    -------    -------
Net income (loss)                                $   602    $   (55)   $   540    $  (217)   $   330
                                                 =======    =======    =======    =======    =======

PER SHARE DATA
CD COMMON STOCK
  Income (loss) from continuing operations:
    Basic                                        $  0.80    $ (0.44)   $  0.25    $  0.10    $  0.48
    Diluted                                         0.78      (0.44)      0.24       0.10       0.45
  Cumulative effect of accounting change:
    Basic                                        $ (0.08)   $    --    $    --    $ (0.35)   $    --
    Diluted                                        (0.08)        --         --      (0.35)        --
  Net income (loss):
    Basic                                        $  0.84    $ (0.07)   $  0.64    $ (0.27)   $  0.44
    Diluted                                         0.81      (0.07)      0.61      (0.27)      0.41
MOVE.COM COMMON STOCK
  Loss from continuing operations:
    Basic and diluted                            $ (1.76)   $    --    $    --    $    --    $    --

FINANCIAL POSITION
Total assets                                     $14,516    $14,531    $19,421    $13,453    $12,152
Long-term debt                                     1,948      2,445      3,363      1,246        780
Assets under management and mortgage programs      2,861      2,726      7,512      6,444      5,729
Debt under management and mortgage programs        2,040      2,314      6,897      5,603      5,090
Mandatorily redeemable preferred interest in a
 subsidiary                                          375         --         --         --         --
Mandatorily redeemable preferred securities
 issued by subsidiary holding solely senior
 debentures issued by the Company                  1,683      1,478      1,472         --         --
Stockholders' equity                               2,774      2,206      4,836      3,921      3,956

--------------------------

See Note 3--Acquisitions and Dispositions of Businesses and Note 6--Other Charges to the Consolidated Financial Statements for a detailed discussion of net gains (losses) on dispositions of businesses and non-recurring or unusual charges (credits) recorded for the years ended December 31, 2000, 1999, and 1998.

During 1997, restructuring and other unusual charges of $701 million ($503 million, after tax or $0.59 per diluted share) were recorded primarily associated with the merger of HFS Incorporated and CUC International Inc. and the merger with PHH Corporation in April 1997.

Income (loss) from discontinued operations, net of tax includes the after tax results of discontinued operations and the gain on disposal of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts are in millions.

RESULTS OF CONSOLIDATED OPERATIONS -- 2000 VS. 1999

Our revenues decreased $591 million, or 13%, primarily as a result of businesses disposed of during 1999. Excluding the operating results of these disposed businesses, our revenues increased $118 million, or 3%, which primarily reflected growth attributable to higher service based fees in our Relocation segment, increased mortgage production and loan servicing revenues in our Mortgage segment and greater royalty fees generated from our franchised brands in our Real Estate Franchise segment. A detailed discussion of revenue trends is included in "Reportable Operating Segments."

Our expenses decreased $3.3 billion, or 53%, primarily due to a $2.9 billion charge recorded during 1999 for the settlement of the principal common stockholder class action lawsuit and also the impact from businesses disposed of during 1999. During 2000, we also recorded a non-cash credit of $41 million in connection with an adjustment to the number of Rights to be issued under the settlement of the class action lawsuit that was brought on behalf of PRIDES holders in 1998, which was partially offset by a charge of $20 million recorded in connection with litigation asserting claims associated with accounting irregularities in the former business units of CUC and outside of the principal common stockholder class action lawsuit.

Expenses were also impacted by an increase in restructuring and other unusual charges and a decrease in interest expense, as discussed below.

During 2000, our management, with the appropriate level of authority, formally committed to various strategic initiatives, which were generally aimed at improving the overall level of organizational efficiency, consolidating and rationalizing existing processes and reducing cost structures in our underlying businesses. Accordingly, we incurred a restructuring charge of $60 million, of which $57 million impacted continuing operations. These initiatives primarily affected our Travel and Insurance/Wholesale segments and are expected to be completed by the end of the first quarter of 2001. Cash payments of approximately $20 million, funded from operations, were made during 2000. We do not anticipate additional significant cash requirements other than those already made during 2000. The initiatives are anticipated to increase pre-tax income by approximately $20 million to $25 million annually, commencing in 2001. The initial recognition of the charge and the corresponding utilization from inception is summarized by category as follows:

                                                      2000                                 BALANCE AT
                                                  RESTRUCTURING     CASH       OTHER      DECEMBER 31,
                                                     CHARGE       PAYMENTS   REDUCTIONS       2000
                                                  -------------   --------   ----------   -------------
Personnel related                                  $       25     $    18      $     1     $        6
Asset impairments and contract terminations                26           1           25             --
Facility related                                            9           2            1              6
                                                   ----------     -------      -------     ----------
Total                                                      60          21           27             12
Reclassification for discontinued operations               (3)         (1)          --             (2)
                                                   ----------     -------      -------     ----------
Total related to continuing operations             $       57     $    20      $    27     $       10
                                                   ==========     =======      =======     ==========

Personnel related costs primarily included severance resulting from the consolidation of business operations and certain corporate functions. Asset impairments and contract termination costs were incurred in connection with a change in our strategic focus to an online business model and primarily consisted of $25 million associated with the exit of our timeshare software development business. Facility related costs consisted of facility closures and lease obligations also resulting from the consolidation of business operations.

During 2000 and 1999, we also incurred unusual charges of $32 million and $25 million, respectively, primarily representing irrevocable contributions to an independent technology trust responsible for completing the transition of our lodging franchisees to a company sponsored property management system.

Additionally, we incurred investigation-related costs of $23 million and $21 million during 2000 and 1999, respectively, which were primarily associated with professional fees and public relations costs incurred in connection with accounting irregularities in the former business units of CUC and resulting investigations into such matters. Also during 1999, we incurred $7 million of charges primarily in connection with the termination of the proposed acquisition of RAC Motoring Services.

Our net interest expense decreased $51 million, or 26%, primarily as a result of a decrease in our average debt balance outstanding, partially offset by interest expense accrued on our stockholder litigation settlement liability during 2000.

During 2000 and 1999, we recorded a net loss of $43 million and a net gain of $967 million, respectively, in connection with the dispositions of certain non-strategic businesses. Also during 2000, we recorded a gain of $35 million in connection with the recognition of a portion of our deferred gain on the 1999 sale of Avis Group due to the disposition of VMS Europe by Avis Group in 2000.

Our provision (benefit) for income taxes consisted of a tax provision of $309 million in 2000, or an effective tax rate of 31.9%, compared to a tax benefit of $468 million in 1999, or an effective tax rate of 63.2%. The effective tax rate variance represents the impact of the disposition of our Fleet segment in 1999, which was accounted for as a tax-free merger.

As a result of the above-mentioned items, income from continuing operations increased $909 million.

REPORTABLE OPERATING SEGMENTS -- 2000 VS. 1999

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

As of January 1, 2000, we refined our corporate overhead allocation method. Expenses that were previously allocated among segments based upon a percentage of revenue are now recorded by each specific segment if the expense is primarily associated with that segment. We determined this refinement to be appropriate subsequent to the completion of our divestiture plan and based upon the composition of our business units in 2000.

                                                                         YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------------------------
                                                                                                                   ADJUSTED
                                                    REVENUES                     ADJUSTED EBITDA                    EBITDA
                                         ------------------------------   ------------------------------            MARGIN
                                                                  %                                %          -------------------
                                           2000       1999      CHANGE    2000 (A)     1999      CHANGE         2000       1999
                                         --------   --------   --------   --------   --------   --------      --------   --------
Travel (b)                               $ 1,243    $ 1,239          --%  $   564    $   593          (5)%          45%        48%
Real Estate Franchise                        593        571           4       430        424           1            73         74
Insurance/Wholesale (c)                      574        575          --       177        180          (2)           31         31
Relocation                                   448        415           8       142        122          16            32         29
Mortgage                                     423        397           7       180        182          (1)           43         46
Move.com Group                                59         18           *       (94)       (22)          *             *          *
Diversified Services (d)(e)                  590      1,099         (46)      144        223         (35)           24         20
Fleet                                         --        207           *        --         81           *             *         39
                                         -------    -------               -------    -------
Total                                    $ 3,930    $ 4,521               $ 1,543    $ 1,783
                                         =======    =======               =======    =======

------------------------------

*      Not meaningful.

(a) Adjusted EBITDA excludes $89 million of restructuring and other unusual charges ($63 million, $1 million, $1 million, $9 million, $4 million and
     $11 million of charges were recorded within the Travel, Relocation, Mortgage, Insurance/Wholesale, Move.com Group and Diversified Services segments, respectively).

(b) Adjusted EBITDA excludes $12 million of losses in 2000 related to the dispositions of businesses and a charge of $23 million in 1999 associated with an irrevocable contribution to an independent technology trust responsible for completing the transition of our lodging franchisees to a company sponsored property management system.

(c) Adjusted EBITDA excludes $11 million of losses in 1999 related to the dispositions of businesses.

(d) Adjusted EBITDA for 2000 excludes (i) a non-cash credit of $41 million in connection with an adjustment to the number of Rights to be issued under the PRIDES settlement and (ii) a gain of $35 million, which represents the recognition of a portion of our previously recorded deferred gain from the 1999 sale of our former Fleet segment to Avis Group due to the disposition of VMS Europe by Avis Group in 2000; partially offset by (i) $31 million of losses related to the dispositions of businesses, (ii) $23 million of investigation-related costs and (iii) $20 million in connection with litigation asserting claims associated with accounting irregularities in the former business units of CUC and outside of the principal common stockholder class action lawsuit.

(e) Adjusted EBITDA for 1999 excludes charges of (i) $2,894 million associated with the settlement of the principal common stockholder class action lawsuit, (ii) $21 million for investigation related costs,
     (iii) $7 million related to the termination of a proposed acquisition and
     (iv) $2 million principally related to the consolidation of European call centers in Ireland. Such charges were partially offset by a net gain of $978 million related to the dispositions of businesses.

TRAVEL

Revenues increased $4 million while Adjusted EBITDA decreased $29 million, or 5%, however, the primary drivers impacting our franchise and timeshare business operations reflected growth year-over-year. Royalties from our franchise business increased $12 million, or 4%, principally due to a 3% increase in available rooms within our lodging business and a 4% increase in the volume of car rental transactions at Avis Group. Timeshare exchange revenues grew
$12 million, or 6%, primarily due to a 6% growth in memberships and a 6% increase in the average exchange fee. Timeshare subscription revenues remained constant, despite the membership growth, due to the impact of the January 1, 2000 implementation of Staff Accounting Bulletin ("SAB") No. 101, which modified and extended the timing of revenue recognition for subscriptions and certain other fees. Accounting under SAB No. 101 resulted in non-cash reductions in timeshare subscription revenues and preferred alliance revenues of $11 million and $6 million, respectively. Also during 2000, Adjusted EBITDA declined in part due to $24 million of incremental overhead allocations from refined allocation methods, which was partially offset by an increase of $10 million in revenues and Adjusted EBITDA due to incremental dividend income recognized on our preferred stock investment in Avis Group. During 1999, revenues and Adjusted EBITDA benefited by $11 million from the execution of a bulk timeshare exchange transaction and also by $6 million from the generation of a master license agreement and joint venture. Additionally during 1999, revenues and Adjusted EBITDA included $11 million of gains recognized on the sale of a portion of our common equity interest in Avis Group.

REAL ESTATE FRANCHISE

Revenues and Adjusted EBITDA increased $22 million, or 4%, and $6 million, or 1%, respectively. Such increases primarily represent higher royalty fees of $31 million, or 7%, generated from our real estate franchise brands, which principally resulted from an 11% increase in the average price of homes sold (net of a 3% reduction in the volume of homes sold). Industry statistics provided by the National Association of Realtors for the year ended
December 31, 2000 indicated that the volume of existing home sales industry-wide declined by 3% and the average price of homes sold increased by 5%. Based on these statistics, we out-performed the industry-wide growth in the dollar volume of homes sold. Increases in royalties and franchise fees are recognized with minimal corresponding increases in expenses due to the significant operating leverage within our franchise operations. Such increases were partially offset by a year-over-year reduction of $10 million in gains recognized from the sale of portions of our preferred stock investments in NRT Incorporated. The increase in Adjusted EBITDA was further offset by an $11 million increase in corporate overhead allocations due to refined allocation methods. Excluding the reduction of $10 million in gains and the increase of $11 million in corporate overhead allocations, revenues and Adjusted EBITDA increased $32 million, or 6%, and $27 million, or 7%, respectively.

We also continued to add new franchise brokerages to our franchise system in 2000. The gross commissions added by our core franchise sales (exclusive of sales by NRT, our largest franchisee) were 14% higher. Revenue growth has been moderated by modestly declining volume and significantly reduced acquisition activity at NRT for the majority of the year. However, in December 2000, NRT acquired the largest independent real estate brokerage in California. Additionally, the pipeline of potential acquistions by NRT has grown significantly.

We believe that the combination of NRT acquisition opportunities and additional franchise sales should mitigate the currently anticipated industry-wide decline in existing home sales.

INSURANCE/WHOLESALE

Revenues and Adjusted EBITDA decreased $1 million and $3 million, respectively. Domestic revenues and Adjusted EBITDA decreased $4 million and $7 million, respectively, and the Adjusted EBITDA margin was 35%, down 2% from 1999. Contributing to this decline were reduced billings and collections of insurance premiums. Additionally, we incurred costs of approximately $9 million during 2000 to consolidate our domestic operations in Tennessee. The majority of such costs were offset by economies and related cost savings realized from such consolidation. International revenues and Adjusted EBITDA increased $3 million and $4 million, respectively, primarily due to a 17% increase in international memberships. The Adjusted EBITDA margin internationally increased 2% to 18% in 2000. We project that improved market conditions, increased volume of direct mail insurance solicitations and the continued cost saving benefits of the consolidation of domestic operations will improve operating results throughout 2001.

RELOCATION

Revenues and Adjusted EBITDA increased $33 million, or 8%, and $20 million, or 16%, respectively, reflecting a continuing trend in our business operations from asset based to service based. Higher service based fees include increases of:
(i) $14 million of referral fees, reflecting increased penetration in both destination and departure markets; (ii) $8 million of outsourcing fees resulting from expanded services; (iii) $10 million of international revenues resulting from increased marketing and sales efforts and (iv) $5 million of other ancillary service fees. Also contributing to the increase in revenues and Adjusted EBITDA was improved interest income of $13 million resulting from maintaining lower debt levels principally due to operating benefits realized from our investment in technology. Partially offsetting the increase in service fee revenues was a $14 million decline in corporate and government home sale revenues, principally due to a reduced volume of closings. Partially offsetting the increase in Adjusted EBITDA is a $7 million gain recognized in 1999 on the sale of a minority interest in an insurance subsidiary. Excluding such gain, revenues and Adjusted EBITDA increased $40 million, or 10%, and $27 million, or 23%, respectively.

In September 2000, we acquired Bradford & Bingley Relocation Services, a leading provider of global relocation management services in the United Kingdom. Such acquisition contributed $3 million to revenues and had no impact on Adjusted EBITDA.

MORTGAGE

Revenues increased $26 million, or 7%, while Adjusted EBITDA decreased
$2 million, or 1%. Revenues from mortgage loans closed increased $16 million due to favorable production margins, partially offset by a reduction in mortgage loan closings. The average production fee increased 25 basis points, or 21%, due to a reduction in the direct costs per loan. Mortgage loan closings declined $3.4 billion, or 13%, to $22.1 billion, consisting of $20.2 billion in purchase mortgages and $1.9 billion in refinancing mortgages. The decline in loan closings was primarily the result of a $4.2 billion reduction in mortgage refinancing volume. This reduction was due to 1999's unprecedented industry-wide refinancing activity. Purchase mortgage closings in our retail lending business (where we interact directly with the consumer) increased $1.0 billion to $16.6 billion. Retail mortgage lending has been our primary focus and accounted for more than 80% of loan volume in 2000. We ranked as the fifth-largest retail mortgage lender by the National Mortgage News-Registered Trademark- for 2000.

During the fourth quarter of 2000, we entered into an expanded agreement with Merrill Lynch, under which Merrill Lynch has outsourced its mortgage origination and servicing operations to us, beginning January 1, 2001. Merrill Lynch closed approximately $5 billion in retail purchase mortgages during 2000. Assuming Merrill Lynch's loan volume was part of our operating results for the full year of 2000, we believe we would have ranked as the second largest retail mortgage lender in 2000.

Loan servicing revenues in 1999 included an $8 million gain on the sale of servicing rights. Excluding such gain, recurring loan servicing revenue increased $19 million, or 20%. The increase in loan servicing revenues was principally attributable to a corresponding increase in the average servicing portfolio, which grew approximately $14.3 billion, or 31%. The Adjusted EBITDA margin decreased principally because of lower loan origination volume during the first half of 2000.

As we anticipated, market conditions improved in the second half of 2000, producing more positive margin comparisons. We continue to expect improvement in our operating results during the first half of 2001.

MOVE.COM GROUP

Revenues increased $41 million, while Adjusted EBITDA decreased $72 million to a loss of $94 million. The increase in revenues principally reflects a significant increase in sponsorship revenues made possible by the launch of the move.com portal. The decline in Adjusted EBITDA primarily reflects our increased investment in marketing and development of the move.com network.

DIVERSIFIED SERVICES

Revenues and Adjusted EBITDA decreased $509 million, or 46%, and $79 million, or 35%, respectively. Revenues decreased primarily as a result of the 1999 dispositions of several businesses, the operating results of which were included through their respective disposition dates in 1999. The absence of such divested businesses from 2000 operations resulted in a reduction in revenues and Adjusted EBITDA of $502 million and $78 million, respectively. Excluding the impact of divested businesses on 1999 operating results, revenues and Adjusted EBITDA decreased $7 million and $1 million, respectively, in 2000. Jackson Hewitt, our tax preparation franchise business, and National Car Parks, our subsidiary in the United Kingdom that provides car parking services, contributed increases in revenues of $16 million and $18 million, respectively and increases in Adjusted EBITDA of $19 million each. Jackson Hewitt experienced a 33% increase in tax return volume and a 10% increase in the average price of a return. The favorable results of our operating subsidiaries were offset by $30 million of lower investment income in 2000 and $19 million of costs incurred to pursue Internet initiatives through our Cendant Internet Group.

INDIVIDUAL MEMBERSHIP (DISCONTINUED OPERATIONS)

Revenues decreased $152 million, or 17%, while Adjusted EBITDA increased
$47 million, or 35%. During 1999, we disposed of four businesses which were included within our discontinued Individual Membership segment. Excluding the operating results of these businesses, revenues and Adjusted EBITDA increased $22 million, or 3%, and $31 million, or 21%, respectively. During 2000, our strategy was to focus on profitability by targeting our marketing efforts and reducing expenses incurred to reach potential new members. Accordingly, a favorable mix of products and programs with marketing partners in 2000 positively impacted revenues and Adjusted EBITDA. Additionally, we integrated Netmarket Group, an online membership business, in the fourth quarter of 2000, which contributed $12 million to revenues but also decreased Adjusted EBITDA by $7 million. Such increases were partially offset by a decrease in membership expirations during 2000 (revenue is generally recognized upon expiration of the membership), which was partially mitigated by a reduction in operating and marketing expenses, including commissions, which directly related to servicing fewer members.

RESULTS OF CONSOLIDATED OPERATIONS -- 1999 VS. 1998

Our revenues increased $56 million, or 1%, which reflected growth in a majority of our reportable operating segments despite the effects of dispositions of non-strategic businesses. Significant contributing factors which gave rise to such revenue growth included an increase in the amount of royalty fees received from our franchised brands within both our Travel and Real Estate Franchise segments and an increase in loan servicing revenues within our Mortgage segment. A detailed discussion of revenue trends is included in "Reportable Operating Segments."

Our expenses increased $2.2 billion, or 53%, primarily as a result of the $2.9 billion charge recorded during 1999 for the settlement of the principal common stockholder class action lawsuit, partially offset by 1998 charges of $351 million recorded in connection with the PRIDES settlement and $433 million primarily recorded in connection with the termination of the proposed acquisition of American Bankers Insurance Group.

Expenses were also impacted by an increase in restructuring and other unusual charges and an increase in interest expense, as discussed below.

During 1999, we recorded (i) an unusual charge of $25 million, primarily representing an irrevocable contribution to an independent technology trust responsible for completing the transition of our lodging franchisees to a company sponsored property management system and (ii) investigation-related costs of $21 million, primarily associated with professional fees and public relations costs incurred in connection with accounting irregularities in the former business units of CUC and resulting investigations into such matters.

During 1998, we recorded a charge of $53 million associated with the termination of certain former executives as well as investigation-related costs of $33 million, primarily associated with professional fees and public relations costs incurred in connection with accounting irregularities in the former business units of CUC and resulting investigations into such matters. Also due to such accounting irregularities, we were temporarily prohibited from accessing public debt markets in 1998. Accordingly, we recorded a charge of $35 million primarily in connection with fees associated with waivers and various financing arrangements. Such charges were partially offset by a non-cash credit of $67 million resulting from changes to the original estimate of restructuring costs recorded during 1997.

Our net interest expense increased $84 million, or 75%, primarily as a result of an increase in our average debt balance outstanding and a nominal increase in our cost of funds. In addition, the composition of our average debt outstanding during 1999 included longer term fixed rate debt carrying higher interest rates. The weighted average interest rate on long-term debt increased to 6.4% from 6.2%.

During 1999, we also recorded a net gain of $967 million in connection with the disposition of certain non-strategic businesses.

Our provision (benefit) for income taxes consisted of a tax benefit of $468 million in 1999, or an effective tax rate of 63.2%, compared to a provision of $135 million in 1998, or an effective tax rate of 34.3%. The effective tax rate variance represents the impact of the disposition of our Fleet segment in 1999, which was accounted for as a tax-free merger.

As a result of the above-mentioned items, income from continuing operations decreased $541 million.

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

                                                                       YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------------------
                                                                                                                ADJUSTED
                                                                                                                 EBITDA
                                                  REVENUES                       ADJUSTED EBITDA                 MARGIN
                                       -------------------------------   -------------------------------   -------------------
                                         1999       1998     % CHANGE      1999     1998 (D)   % CHANGE      1999       1998
                                       --------   --------   ---------   --------   --------   ---------   --------   --------
Travel (a)                             $ 1,239    $ 1,163            7%  $   593    $   552            7%        48%        47%
Real Estate Franchise                      571        456           25       424        349           21         74         77
Insurance/Wholesale (b)                    575        544            6       180        138           30         31         25
Relocation                                 415        444           (7)      122        125           (2)        29         28
Mortgage                                   397        353           12       182        188           (3)        46         53
Move.com Group                              18         10           80       (22)         1        *          *             10
Diversified Services (c)(e)              1,099      1,108           (1)      223        120           86         20         11
Fleet                                      207        387        *            81        174        *             39         45
                                       -------    -------                -------    -------
Total                                  $ 4,521    $ 4,465                $ 1,783    $ 1,647
                                       =======    =======                =======    =======

------------------------------

*      Not meaningful.

(a) Adjusted EBITDA excludes a charge of $23 million in 1999 associated with an irrevocable contribution to an independent technology trust responsible for completing the transition of our lodging franchisees to a company sponsored property management system.

(b) Adjusted EBITDA excludes $11 million of losses in 1999 related to the dispositions of businesses.

(c) Adjusted EBITDA excludes charges in 1999 of (i) $2,894 million associated with the settlement of the principal common stockholder class action lawsuit, (ii) $21 million for investigation related costs,
       (iii) $7 million related to the termination of a proposed acquisition and
       (iv) $2 million principally related to the consolidation of European call centers in Ireland. Such charges were partially offset by a net gain of $978 million related to the dispositions of businesses.

(d) Adjusted EBITDA excludes a net credit of $67 million associated with changes to the estimate of previously recorded restructuring costs (comprised of $6 million, $1 million, $16 million, $47 million and $1 million of credits within our Travel, Real Estate Franchise, Relocation, Diversified Services and Fleet segments respectively) and $4 million of charges incurred within our Mortgage segment.

(e) Adjusted EBITDA excludes charges in 1998 of (i) $433 million primarily for the termination of the proposed acquisition of American Bankers Insurance Group, (ii) $351 million in connection with PRIDES settlement and (iii) $121 million of investigation related costs, including incremental financing costs and executive terminations.

TRAVEL

Revenues and Adjusted EBITDA increased $76 million, or 7%, and $41 million, or 7%, respectively. Franchise fees increased $39 million, or 7%, consisting of increases in lodging and car rental franchise fees of $26 million, or 7%, and $13 million, or 8%, respectively. Our franchise businesses experienced growth primarily due to increases in the amount of weighted average available rooms (24,000 incremental rooms domestically) and car rental days. Timeshare subscriptions and exchange revenues increased $18 million, or 5%, primarily as a result of increased volume. Also contributing to the revenue and Adjusted EBITDA increases was an $11 million bulk timeshare exchange transaction largely offset by a $7 million decrease in gains from the sale of portions of our equity investment in Avis Group. Total expenses increased $35 million, or 6%, primarily due to increased volume; however, such increase included a $14 million increase in marketing and reservation fund expenses associated with our lodging franchise business unit that was offset by increased marketing and reservation revenue received from franchisees.

REAL ESTATE FRANCHISE

Revenues and Adjusted EBITDA increased $115 million, or 25%, and $75 million, or 21%, respectively. Royalty fees for the CENTURY 21-Registered Trademark-, Coldwell Banker-Registered Trademark- and ERA-Registered Trademark- franchise brands collectively increased by $67 million, or 17%, primarily as a result of a 5% increase in home sale transactions by franchisees and an 8% increase in the average price of homes sold. Home sales by franchisees benefited from strong existing domestic home sales for the majority of 1999, as well as from expansion of our franchise system. Beginning in the second quarter of 1999, the financial results of the advertising funds for the Coldwell Banker and ERA brands were consolidated into the results of our Real Estate Franchise segment, increasing revenues by $31 million and expenses by a like amount, with no impact on Adjusted EBITDA. Revenues in 1999 benefited from $20 million generated from the sale of portions of our preferred stock investment in NRT, the independent company we helped form in 1997 to serve as a consolidator of residential real estate brokerages. Since most costs associated with the real estate franchise business do not vary significantly with revenues, the increases in revenues, exclusive of the aforementioned consolidation of the advertising funds, contributed to an improvement of the Adjusted EBITDA margin to 79% in 1999 from 77% in 1998.

INSURANCE/WHOLESALE

Revenues and Adjusted EBITDA increased $31 million, or 6%, and $42 million, or 30%, respectively, primarily due to customer growth, which resulted from increases in affiliations with financial institutions. The increase in affiliations with financial institutions was attributable principally to international expansion, while the Adjusted EBITDA increase was due to improved profitability in international markets as well as a $25 million expense decrease related to longer amortization periods for certain customer acquisition costs as a result of a change in accounting estimate. International revenues and Adjusted EBITDA increased $28 million, or 23%, and $15 million, respectively, primarily due to a 37% increase in customers. The Adjusted EBITDA margin for domestic operations was 37% versus 31%. The Adjusted EBITDA margin for international operations was 16% versus 7%. Domestic operations, which represented 74% of segment revenues in 1999, generated higher Adjusted EBITDA margins than international operations as a result of continued expansion costs incurred internationally to penetrate new markets. International operations, however, have become increasingly profitable as they have expanded over the last two years.

RELOCATION

Revenues and Adjusted EBITDA decreased $29 million, or 7%, and $3 million, or 2%, respectively. Operating results in 1999 benefited from a $13 million increase in referral fees and international relocation service revenue, offset by a comparable decline in home sales revenue. Total expenses decreased
$26 million, or 8%, which included $15 million in cost savings from regional operations, technology and telecommunications, and $11 million in reduced expenses resulting from reduced government home sales and the sale of an asset management company in the third quarter of 1998. The asset management company contributed 1998 revenues and Adjusted EBITDA of $21 million and $16 million, respectively. In 1999, revenues and Adjusted EBITDA benefited from the sale of a minority interest in an insurance subsidiary, which resulted in $7 million of additional revenue and Adjusted EBITDA. In 1998, revenues and Adjusted EBITDA also benefited from an improvement in receivable collections, which permitted an $8 million reduction in billing reserve requirements.

MORTGAGE

Revenues increased $44 million, or 12%, and Adjusted EBITDA decreased
$6 million, or 3%. The increase in revenues resulted from a $32 million increase in loan servicing revenues and a $12 million increase in loan closing revenues. The average servicing portfolio increased $10 billion, or 29%, with the average servicing fee increasing approximately seven basis points because of a reduction in the rate of amortization on servicing assets. The reduced rate of amortization was caused by higher mortgage interest rates in 1999. Total mortgage closing volume in 1999 was $25.6 billion, a decline of $400 million from 1998. However, purchase mortgage volume (mortgages for home buyers) increased $3.7 billion, or 24%, to $19.1 billion, offset by a $4.2 billion decline in mortgage refinancing volume. Moreover, purchase mortgage volume from the teleservices business (Phone In--Move In) and Internet business (Log In--Move In) increased $4.7 billion, or 63%, primarily because of increased purchase volume from our real estate franchisees. The Adjusted EBITDA margin decreased from 53% in 1998 to 46% in 1999. Adjusted EBITDA decreased because of a $17 million increase in expenses incurred within servicing operations for the larger of the increase in the average servicing portfolio and other expense increases for technology, infrastructure and teleservices to support capacity for volume anticipated in future periods.

MOVE.COM GROUP

Revenues increased $8 million, or 80%, to $18 million, while Adjusted EBITDA decreased $23 million to a loss of $22 million. These results reflect our increased investment in marketing and development of the portal and retention bonuses paid to Move.com Group employees.

DIVERSIFIED SERVICES

Revenues decreased $9 million, or 1%, and Adjusted EBITDA increased
$103 million, or 86%. The April 1998 acquisition of National Car Park contributed incremental revenues and Adjusted EBITDA of $103 million and $48 million, respectively. Also contributing to an increase in revenues and Adjusted EBITDA was $39 million of incremental income from investments and $13 million of revenues recognized in connection with a litigation settlement. The aforementioned revenue increases were partially offset by the impact of disposed operations, including Essex Corporation in January 1999, National Leisure Group and National Library of Poetry in May 1999, Spark Services and Global Refund Group in August 1999, Central Credit in September 1999 and Entertainment Publications and Green Flag Group in November 1999. The operating results of disposed businesses were included through their respective disposition dates in 1999 versus being included for the full year in 1998, except for Green Flag which was acquired in April 1998. Accordingly, revenues from divested businesses were incrementally less in 1999 by $138 million while Adjusted EBITDA improved $15 million. The increase in Adjusted EBITDA also reflects offsetting reductions in preferred alliance revenues and corporate expenses.

FLEET

On June 30, 1999, we completed the disposition of our Fleet business. Revenues and Adjusted EBITDA were $207 million and $81 million, respectively, in the first six months of 1999 and $387 million and $174 million, respectively, for the full year in 1998.

INDIVIDUAL MEMBERSHIP (DISCONTINUED OPERATIONS)

Revenues and Adjusted EBITDA increased $59 million, or 7%, and $192 million, respectively, and Adjusted EBITDA margin improved to positive 15% from negative 7%. The revenue growth was principally due to a greater number of members and increases in the average price of a membership. The increase in the Adjusted EBITDA margin was primarily due to the revenue increases, since many of the infrastructure costs associated with providing services to members are not dependent on revenue volume, and a reduction in solicitation spending, as we further refined the targeted audiences for our direct marketing efforts and achieved greater efficiencies in reaching potential new members.

In October 1999, we completed the divestiture of our North American Outdoor Group business unit, which was included in our operating results for the entire year of 1998 and through October 1999. Also, beginning September 15, 1999, certain online businesses were not consolidated into our discontinued Individual Membership segment operations as a result of our donation of Netmarket outstanding common stock to a charitable trust. However, Netmarket still accounted for a net increase in revenues and Adjusted EBITDA of $10 million and $23 million, respectively, due to growth in the business unit prior to the donation to the trust. Excluding the operating results of such businesses, revenues and Adjusted EBITDA increased $49 million and $169 million, respectively, and the Adjusted EBITDA margin increased to positive 21% from negative 3%. Additionally, revenues and Adjusted EBITDA in 1999 were incrementally benefited by $13 million and $5 million, respectively, from the April 1998 acquisition of a company that, among other services, provides members with access to their personal credit information.

LIQUIDITY AND CAPITAL RESOURCES

Based upon cash flows provided by our operations and access to liquidity through various other sources, including public debt and equity markets and financial institutions, we have sufficient liquidity to fund our current business plans and obligations.

CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999      CHANGE
                                                              --------   --------   --------
Cash provided by (used in) continuing operations:
  Operating activities                                         $1,385     $3,172    $(1,787)
  Investing activities                                         (1,172)     1,745     (2,917)
  Financing activities                                           (483)    (4,788)     4,305
Effects of exchange rate changes on cash and cash
  equivalents                                                      18         51        (33)
Net cash provided by (used in) discontinued operations             51        (14)        65
                                                               ------     ------    -------
Net change in cash and cash equivalents                        $ (201)    $  166    $  (367)
                                                               ======     ======    =======

Cash flows from operating activities decreased primarily due to a reduction of $1.1 billion in net proceeds received from the origination and sale of mortgage loans and also due to the absence in 2000 of operating results generated from businesses which were disposed of in 1999.

Cash flows from investing activities resulted in an outflow of $1.2 billion in 2000 compared to an inflow of $1.7 billion in 1999, primarily due to the absence in 2000 of $3.4 billion of net cash proceeds received from the disposition of businesses in 1999 and the funding in 2000 of $350 million to the stockholder litigation settlement trust. Such amounts were partially offset by the absence in 2000 of a $774 million cash use in 1999 related to our former Fleet segment and a net inflow of funds generated from advances on homes under management in 2000.

Cash flows used in financing activities decreased primarily due to a decrease of $2.6 billion in the repurchases of CD common stock and a decrease of $4.3 billion primarily due to a reduction in net borrowing requirements to fund our investment in assets under management and mortgage programs, partially offset by the absence in 2000 of $3.0 billion in proceeds received for debt repayment in connection with the disposal of our former Fleet segment.

CAPITAL EXPENDITURES

Capital expenditures during 2000 amounted to $217 million and were utilized to support operational growth, enhance marketing opportunities and develop operating efficiencies through technological improvements. We anticipate a capital expenditure investment during 2001 ranging from $275 million to $325 million primarily due to the acquisition of Avis Group and the pending acquisition of Fairfield.

STOCKHOLDER LITIGATION SETTLEMENT

On August 14, 2000, the U.S. District Court approved our agreement (the "Settlement Agreement") to settle the principal securities class action pending against us, which was brought on behalf of purchasers of all Cendant and CUC publicly traded securities, other than PRIDES, between May 1995 and August 1998. Under the Settlement Agreement, we will pay the class members approximately $2.85 billion in cash. Certain parties in the class action have appealed the District Court's orders approving the plan of allocation of the settlement fund and awarding of attorneys' fees and expenses to counsel for the lead plaintiffs. None of the appeals challenged the fairness of the $2.85 billion settlement amount. The U.S. Court of Appeals for the Third Circuit has issued a briefing schedule for the appeals which is nearly complete. No date for oral argument has been set. We intend to finance the $2.85 billion settlement amount with cash generated from our operations, borrowings under our existing credit facilities and new borrowings.

The Settlement Agreement required us to post collateral in the form of credit facilities and/or surety bonds by November 13, 2000. We also had the option of forming a trust established for the benefit of the plaintiffs in lieu of posting collateral. On November 13, 2000, we posted collateral in the form of letters of credit and surety bonds in the amounts of $1.71 billion and $790 million, respectively. We also made a cash deposit of approximately $350 million to the trust. The credit facilities under which we posted the collateral also required us to make minimum deposits to this trust through 2003 as discussed under debt financing.

DEBT FINANCING

Activities of our management and mortgage programs are autonomous and distinct from our other activities. Therefore, management believes it is more useful to review the debt financing of management and mortgage programs separately from the debt financing of our other activities.

EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS

Our total long-term debt decreased approximately $900 million to $1.9 billion at December 31, 2000. Such decrease was attributable to principal payments totaling $500 million to reduce outstanding borrowings under our term loan facility and also the redemption of $400 million principal amount of 7 1/2% senior notes. At December 31, 2000, our long-term debt was principally comprised of $1.1 billion of 7 3/4% senior notes maturing in December 2003, $548 million of 3% convertible subordinated notes maturing in February 2002 and $250 million outstanding under our term loan facility.

We have a $1.75 billion three-year competitive advance and revolving credit facility maturing in August 2003 and a $750 million five-year revolving credit facility maturing in October 2001. The three-year facility contains the committed capacity to issue up to $1.75 billion in letters of credit, of which $1.71 billion was utilized as part of the collateral arrangements under the Settlement Agreement. Borrowings under these credit facilities bear interest at LIBOR, plus a margin of approximately 60 basis points. We are required to pay a per annum facility fee of .15% and .175% under the three-year facility and five-year facility, respectively. We are also required to pay a per annum utilization fee of .125% on the three-year facility if usage under the facility exceeds 33% of aggregate commitments. The interest rates and facility fees are subject to change based upon credit ratings assigned by nationally recognized debt rating agencies on our 7 3/4% senior notes. At December 31, 2000, we had approximately $800 million of availability under these facilities.

In connection with the $1.71 billion in letters of credit posted as collateral, we are required to make additional minimum deposits of $600 million, $800 million and $800 million during 2001, 2002 and 2003, respectively, to a trust established for the benefit of the plaintiffs in our principal common stockholder class action lawsuit. The escrow deposits will serve to reduce the amount of collateral previously posted by us, as required by the Settlement Agreement.

In February and March 2001, we issued $1.2 billion and $246 million, respectively, aggregate principal amount at maturity of zero coupon convertible senior notes to qualified institutional buyers in a private offering for aggregate gross proceeds of approximately $900 million. We used $250 million of such proceeds to extinguish outstanding borrowings under our term loan facility. The remaining proceeds are expected to be utilized to reduce other borrowings and for general corporate purposes. The notes mature in 2021 and bear interest at 2.5%. We will not make periodic payments of interest on the notes, but may be required to make nominal cash payments in specified circumstances. Each $1,000 principal amount at maturity will be convertible, subject to satisfaction of specific contingencies, into 33.4 shares of our CD common stock. The notes will not be redeemable by us prior to February 13, 2004, but will be redeemable thereafter at the issue price of $608.41 per note plus accrued discount through the redemption date. In addition, holders of the notes may require us to repurchase the notes on February 13, 2004, 2009 or 2014. In such circumstance, we may pay the purchase price in cash, shares of our CD common stock, or any combination thereof.

In February 2001, we entered into a $650 million term loan agreement with terms similar to our other revolving credit facilities. This term loan amortizes in three equal installments on August 22, 2002, May 22, 2003 and February 22, 2004. Borrowings under this facility bear interest at LIBOR plus a margin of 125 basis points. A portion of this term loan was used to finance the acquisition of Avis Group on March 1, 2001.

Our credit facilities contain certain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At December 31, 2000, we had complied with all the restrictive covenants. Our long-term debt credit ratings are BBB with Standard & Poor's, Baa1 with Moody's and BBB+ with Fitch IBCA. Our short-term debt ratings are P2 with Moody's and F2 with Fitch

IBCA. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time.)

RELATED TO MANAGEMENT AND MORTGAGE PROGRAMS

Our PHH subsidiary operates our mortgage and relocation services businesses as a separate public reporting entity and supports the origination of mortgages and advances under relocation contracts primarily by issuing commercial paper and medium-term notes and by maintaining secured obligations, depending upon asset growth and financial market conditions. PHH debt is issued without recourse to us. PHH debt is not classified based on contractual maturities, but rather is included in liabilities under management and mortgage programs since the debt corresponds directly with the high quality related assets. PHH expects to continue to maximize its access to global capital markets by maintaining the quality of its assets under management. This is achieved by maintaining credit standards to minimize credit risk and the potential for losses.

PHH's debt decreased approximately $300 million to $2.0 billion at December 31, 2000. Such decrease was primarily attributable to a decrease in medium-term notes, partially offset by an increase in commercial paper. At December 31, 2000, PHH's outstanding debt was comprised of $1.6 billion of commercial paper, $292 million of secured obligations (with a total commitment of $500 million and renewable on an annual basis), $117 million of medium-term notes maturing through 2002 and $75 million of unsecured borrowings maturing in 2001.

During 2000, PHH filed a shelf registration statement registering an additional $2.625 billion of debt securities, which increased the amount available for issuing medium-term notes to approximately $3.0 billion at December 31, 2000. PHH issued $650 million of medium-term notes under this shelf registration in January 2001, bearing interest at a rate of 8 1/8% per annum and maturing in February 2003. The senior indenture under which the medium-term notes were issued prevents PHH from paying dividends and/or making intercompany loans to us if, after giving effect to those dividends or intercompany loans, PHH's debt to equity ratio exceeds 6.5 to 1. Furthermore, under the senior indenture, PHH's ratio of debt to tangible net worth must be maintained at or less than 10 to 1. A portion of the proceeds from this offering were used to finance the acquisition of Avis Group on March 1, 2001. Proceeds from future offerings will be used to finance assets under management and for general corporate purposes.

PHH manages its exposure to interest rate and liquidity risk by matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources and securing available credit under committed banking facilities. To provide additional financial flexibility, PHH's current policy is to ensure that committed facilities aggregate 100 percent of the average amount of outstanding commercial paper.

As of December 31, 2000, PHH maintained $1.775 billion of committed and unsecured revolving credit facilities. These facilities comprise a $750 million syndicated revolving credit facility maturing in 2001, a $750 million syndicated revolving credit facility maturing in 2005 and $275 million of other revolving credit facilities maturing in 2001. Borrowings under these facilities bear interest at a rate of LIBOR, plus a margin of approximately 40 basis points. PHH is required to pay a per annum facility fee of approximately .125% under the facilities. The full amount of these facilities was undrawn and available to support the average outstanding commercial paper balance at December 31, 2000. On February 22, 2001, PHH renewed its $750 million syndicated revolving credit facility, which was due in 2001. The new facility bears interest at LIBOR plus an applicable margin, as defined in the agreement, and terminates on February 21, 2002. PHH is required to pay a per annum utilization fee of .25% if usage under the facility exceeds 25% of aggregate commitments. Under the new facility, any loans outstanding as of February 21, 2002 may be converted into a term loan with a final maturity of February 21, 2003. The facilities contain certain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At December 31, 2000, PHH had complied with all the restrictive covenants. PHH's long-term credit ratings are A with Fitch IBCA, A- with Standard & Poor's and Baa1 with Moody's. PHH's short-term ratings are F1 with Fitch IBCA, A2 with Standard & Poor's and P2 with Moody's. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time.)

In addition to the above-mentioned sources of financing, PHH will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At
December 31, 2000, PHH maintained the following agreements whereby managed assets were sold or transferred to third parties:

BISHOPS GATE RESIDENTIAL MORTGAGE TRUST. Under this revolving sales agreement, an unaffiliated bankruptcy remote special purpose entity, Bishops Gate, committed to purchase for cash, at PHH's option, mortgage loans originated by PHH on a daily basis, up to Bishops Gate's asset limit of $2.1 billion, until May 2001. PHH retains the servicing rights on the mortgage loans sold to Bishops Gate and arranges for the sale or securitization of the mortgage loans into the secondary market. Bishops Gate retains the right to select alternative sale or securitization arrangements. At December 31, 2000 and 1999, PHH was servicing approximately $1.0 billion and $813 million, respectively, of mortgage loans owned by Bishops Gate.

APPLE RIDGE FUNDING. Under these revolving sales agreements, certain relocation receivables are transferred for cash, on a revolving basis, to an unaffiliated bankruptcy remote special purpose entity, Apple Ridge, until March 31, 2007. PHH retains a subordinated residual interest and the related servicing rights and obligations in the relocation receivables. At December 31, 2000, PHH was servicing approximately $591 million of receivables under these agreements. At December 31, 1999, PHH had not transferred any assets to Apple Ridge.

We closely evaluate not only the credit of the banks providing PHH's sources of financing, but also the terms of the various agreements to ensure on-going availability. We believe that our current policy provides adequate protection should volatility in the financial markets limit PHH's access to commercial paper or medium-term notes funding. PHH continuously seeks additional sources of liquidity to accommodate its asset growth and to provide further protection from volatility in the financial markets. In the event that the public debt market is unable to meet PHH's funding needs, we believe that PHH has appropriate alternative sources to provide adequate liquidity, including current and potential future securitizations and its revolving credit facilities.

OTHER LIQUIDITY

During 2000, we received $375 million in cash in connection with the issuance of a mandatorily redeemable preferred interest, which is mandatorily redeemable
15 years from the date of issuance and may be redeemed by us after 5 years, or earlier in certain circumstances. Also during 2000, Liberty Media Corporation invested a total of $450 million in cash to purchase 24.4 million shares of CD common stock. Additionally, Liberty Media's Chairman, John C. Malone Ph.D, purchased one million shares of CD common stock for approximately $17 million in cash.

In February and March 2001, we issued 40 million and 6 million shares of our CD common stock, respectively, at $13.20 per share for aggregate proceeds of approximately $607 million, which reduced our availability under existing shelf registration statements to $1.6 billion. A portion of these proceeds were used to fund the acquisition of Avis Group on March 1, 2001. We anticipate utilizing any remaining proceeds to fund the pending acquisition of Fairfield.

On February 16, 2001, approximately 61 million shares of CD common stock were issued pursuant to the purchase contract underlying the PRIDES. See
Note 17-Mandatorily Redeemable Trust Preferred Securities Issued by a Subsidiary Holding Solely Senior Debentures Issued by the Company for a detailed discussion regarding the issuances of PRIDES and the related settlement provisions.

Under our common share repurchase program, we have approximately $488 million remaining availability. We do not anticipate utilizing any of this availability during 2001.

STRATEGIC BUSINESS INITIATIVES

On March 1, 2001, we acquired all of the outstanding shares of Avis Group that were not currently owned by us at a price of $33.00 per share in cash, or approximately $967 million, including $30 million of transaction costs and expenses.

On November 2, 2000, we announced that we had entered into a definitive agreement to acquire all of the outstanding common stock of Fairfield Communities, one of the largest vacation ownership companies in the United States, at $15 per share, or approximately $635 million in the aggregate. The final acquisition price may increase to a maximum of $16 per share depending upon a formula based on the average trading price of CD common stock over a 20-day trading period prior to the date on which Fairfield stockholders meet to approve the transaction. The consideration is payable in cash or CD common stock, or a combination thereof, at the holder's election. We are not required, however, to pay more than 50% of the consideration in cash and have the right to substitute cash for any shares of Fairfield common stock instead of issuing CD common stock. Although no assurances can be given, we expect the transaction to close in early April 2001.

On February 16, 2001, we consummated the sale of certain businesses within our Move.com Group segment, including our Internet real estate portal, and also our Welcome Wagon International business included within our Diversified Services segment, to Homestore.com in exchange for approximately 21 million shares of Homestore common stock valued over $700 million. After the sale, our common equity ownership interest in Homestore was approximately 20%.

We continually explore and conduct discussions with regard to acquisitions and other strategic corporate transactions in our industries and in other franchise, franchisable or service businesses in addition to transactions previously announced. As part of our regular on-going evaluation of acquisition opportunities, we currently are engaged in a number of separate, unrelated preliminary discussions concerning possible acquisitions. The purchase price for the possible acquisitions may be paid in cash, through the issuance of CD common stock or other of our securities, borrowings, or a combination thereof. Prior to consummating any such possible acquisition, we will need to, among other things, initiate and complete satisfactorily our due diligence investigations; negotiate the financial and other terms (including price) and conditions of such acquisitions; obtain appropriate Board of Directors, regulatory and other necessary consents and approvals; and, if necessary, secure financing. No assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. In the past, we have been involved in both relatively small acquisitions and acquisitions which have been significant.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 1999, the Emerging Issues Task Force released Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets." EITF Issue No. 99-20 modifies the accounting for interest income and impairment of beneficial interests in securitization transactions for quarters beginning after March 15, 2001, whereby beneficial interests determined to have an other-than-temporary impairment are required to be written down to fair value. We plan to adopt EITF Issue No. 99-20 on January 1, 2001, which would result in a non-cash charge of $46 million
($27 million, after tax) to account for the cumulative effect of the accounting change in the first quarter of 2001.

In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, the changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, the changes in fair value will be recognized in earnings.

As of January 1, 2001, we will record a $16 million ($11 million, after tax) non-cash charge as a cumulative transition adjustment to earnings relating to derivatives not designated as hedges prior to adopting SFAS No. 133 and to derivatives designated in fair-value-type hedges. The outcome of pending issues at the FASB and the Derivatives Implementation Group could impact the amount of the cumulative transition adjustment presented herein. The cumulative effect is based on management's interpretation of the accounting literature as of March 2001.

As provided for in SFAS No. 133, we will also reclassify certain investment securities as trading securities at January 1, 2001. This reclassification will result in a pre-tax benefit of approximately $10 million, which will be recorded in the first quarter of 2001.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 140 revises criteria for accounting for securitizations, other financial-asset transfers and collateral and introduces new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendment. We adopted the disclosure requirements of SFAS No. 140 on December 31, 2000, as required. All other provisions of SFAS No. 140 will be adopted after March 31, 2001, as required by the standard. The impact of adopting the remaining provisions of this standard is not yet fully determinable.

FORWARD LOOKING STATEMENTS

Forward-looking statements in this Annual Report on Form 10-K are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives.

Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical acts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

    - the effect of economic conditions and interest rate changes on the economy on a national, regional or international basis and the impact thereof on our businesses;

    - the effects of changes in current interest rates, particularly on our Real Estate Franchise and Mortgage segments;

    - the resolution or outcome of our unresolved pending litigation relating to the previously announced accounting irregularities and other related litigation;

    - our ability to develop and implement operational and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

    - competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;

    - our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, including the acquisition of Avis Group and the pending acquisition of Fairfield, the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;

    - uncertainty relating to the proposed spin-off of our discontinued Individual Membership segment;

    - our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and rating agencies;

    - competitive and pricing pressures in the vacation ownership and travel industries, including the car rental industry;

    - changes in the vehicle manufacturer repurchase arrangements between vehicle manufacturers and Avis in the event that used vehicle values decrease; and

    - changes in laws and regulations, including changes in accounting standards and privacy policy regulation.

Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described above in connection with any forward-looking statements that may be made by us. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use various financial instruments, particularly interest rate swaps, forward delivery commitments and futures and options contracts to manage and reduce the interest rate risk related specifically to our committed mortgage pipeline, mortgage loan inventory, mortgage servicing rights, mortgage-backed securities, debt and certain other interest bearing liabilities. Foreign currency forwards are also used to manage and reduce the foreign currency exchange rate risk related to our foreign currency denominated translational and transactional exposures.

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market-making, or other speculative activities in the derivatives markets. Our derivative financial instruments are designated as hedges of underlying exposures, as those instruments demonstrate high correlation in relation to the asset or transaction being hedged. More detailed information about these financial instruments is provided in Note 22--Financial Instruments to our Consolidated Financial Statements.

Our principal market exposures are interest and foreign currency rate risks.

    - Interest rate movements in one country as well as relative interest rate movements between countries can materially impact our profitability. Our primary interest rate exposure is to interest rate fluctuations in the United States, specifically long-term U.S. Treasury and mortgage interest rates due to their impact on mortgage prepayments, mortgage loans held for sale, and anticipated mortgage production arising from commitments issued and also LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We anticipate that such interest rates will remain a primary market exposure for the foreseeable future.

    - Our primary foreign currency rate exposure is to exchange rate fluctuations in the British pound sterling. We anticipate that such foreign currency exchange rate risk will remain a primary market exposure for the foreseeable future.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and currency rates.

We use a discounted cash flow model in determining the fair value of relocation receivables, equity advances on homes, mortgage loans, commitments to fund mortgages, mortgage servicing rights and mortgage-backed securities. The primary assumptions used in these models are prepayment speeds and discount rates. In determining the fair value of mortgage servicing rights and mortgage-backed securities, the models also utilize credit losses and mortgage servicing revenues and expenses as primary assumptions. In addition, for commitments to fund mortgages, the borrower's propensity to close their mortgage loan under the commitment is used as a primary assumption. For mortgage loans and commitments to fund mortgages forward delivery contracts and options, we use an option-adjusted spread ("OAS") model in determining the impact of interest rate shifts. We also utilize the OAS model to determine the impact of interest rate shifts on mortgage servicing rights and mortgage-backed securities. The primary assumption in an OAS model is the implied market volatility of interest rates and prepayment speeds and the same primary assumptions used in determining fair value.

We use a duration-based model in determining the impact of interest rate shifts on our debt portfolio, certain other interest bearing liabilities and interest rate derivatives portfolios. The primary assumption used in these models is that a 10% increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities and derivatives. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures at December 31, 2000.

Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. While probably the most meaningful analysis permitted, these "shock tests" are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

We used December 31, 2000 and 1999 market rates on our instruments to perform the sensitivity analyses separately for each of our market risk exposures--interest and currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

We have determined that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the Company's Annual Proxy Statement under the sections titled "Executive Officers", "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" are incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in the Company's Annual Proxy Statement under the section titled "Executive Compensation and Other Information" is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the Company's Annual Proxy Statement under the section titled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference in response to this item.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(A)(1) FINANCIAL STATEMENTS

See Financial Statements and Financial Statements Index commencing on page F-1 hereof.

ITEM 14(A)(3) EXHIBITS

See Exhibit Index commencing on page G-1 hereof.

ITEM 14(B) REPORTS ON FORM 8-K

On October 23, 2000, we filed a current report on Form 8-K to report under Item 5 third quarter 2000 financial results.

On October 26, 2000, we filed a current report on Form 8-K to report under Item 5 the reclassification of our Individual Membership segment as a discontinued operation and selected financial information thereof.

On November 3, 2000, we filed a current report on Form 8-K to report under Item 5 our agreement with Homestore.com, Inc. to sell certain businesses within our Move.com Group segment and Welcome Wagon International, Inc. and our agreement to acquire Fairfield Communities, Inc.

On November 20, 2000, we filed a current report on Form 8-K to report under Item 5 our agreement to acquire Avis Group Holdings, Inc.

On November 29, 2000, we filed a current report on Form 8-K to report under Item 5 the restatement of our consolidated financial statements at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 to reflect the reclassification of our Individual Membership segment as a discontinued operation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CENDANT CORPORATION

                                                       By:             /s/ JAMES E. BUCKMAN
                                                            -----------------------------------------
                                                                         James E. Buckman
                                                                VICE CHAIRMAN AND GENERAL COUNSEL
                                                                       Date: March 29, 2001

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chairman of the Board,
               /s/ HENRY R. SILVERMAN                    President, Chief
     -------------------------------------------         Executive Officer and        March 29, 2001
                (Henry R. Silverman)                     Director

                /s/ JAMES E. BUCKMAN
     -------------------------------------------       Vice Chairman, General         March 29, 2001
                 (James E. Buckman)                      Counsel and Director

                /s/ STEPHEN P. HOLMES
     -------------------------------------------       Vice Chairman and Director     March 29, 2001
                 (Stephen P. Holmes)

                /s/ KEVIN M. SHEEHAN                   Senior Executive Vice
     -------------------------------------------         President and Chief          March 29, 2001
                 (Kevin M. Sheehan)                      Financial Officer

                /s/ JOHN. T. MCCLAIN                   Senior Vice President and
     -------------------------------------------         Controller (Principal        March 29, 2001
                  (John T. McClain)                      Accounting Officer)

                /s/ MYRA J. BIBLOWIT
     -------------------------------------------       Director                       March 29, 2001
                 (Myra J. Biblowit)

         /s/ THE HONORABLE WILLIAM S. COHEN
     -------------------------------------------       Director                       March 29, 2001
          (The Honorable William S. Cohen)

               /s/ LEONARD S. COLEMAN
     -------------------------------------------       Director                       March 29, 2001
                (Leonard S. Coleman)

                /s/ MARTIN L. EDELMAN
     -------------------------------------------       Director                       March 29, 2001
                 (Martin L. Edelman)

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
               /s/ DR. JOHN C. MALONE
     -------------------------------------------       Director                       March 29, 2001
                (Dr. John C. Malone)

                 /s/ CHERYL D. MILLS
     -------------------------------------------       Director                       March 29, 2001
                  (Cheryl D. Mills)

           /s/ THE RT. HON. BRIAN MULRONEY
     -------------------------------------------       Director                       March 29, 2001
     (The Rt. Hon. Brian Mulroney, P.C., L.L.D)

              /s/ ROBERT E. NEDERLANDER
     -------------------------------------------       Director                       March 29, 2001
               (Robert E. Nederlander)

                /s/ ROBERT W. PITTMAN
     -------------------------------------------       Director                       March 29, 2001
                 (Robert W. Pittman)

               /s/ SHELI Z. ROSENBERG
     -------------------------------------------       Director                       March 29, 2001
                (Sheli Z. Rosenberg)

     -------------------------------------------       Director                       March 29, 2001
                  (Robert F. Smith)

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report                                   F-2

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999
  and 1998                                                     F-3

Consolidated Balance Sheets as of December 31, 2000 and 1999   F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999
  and 1998                                                     F-5

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000,
  1999 and 1998                                                F-7

Notes to Consolidated Financial Statements                     F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Cendant Corporation

    We have audited the accompanying consolidated balance sheets of Cendant Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 1 to the consolidated financial statements, effective January 1, 2000, the Company revised certain revenue recognition policies regarding the recognition of non-refundable one-time fees and pro rata refundable subscription revenue.

/s/ Deloitte & Touche LLP
New York, New York
March 12, 2001

                      CENDANT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
REVENUES
  Service fees, net                                           $ 3,783    $ 4,302    $ 4,262
  Fleet leasing (net of depreciation and interest costs of
    $0, $670 and $1,279)                                           --         30         89
  Other                                                           147        189        114
                                                              -------    -------    -------
Net revenues                                                    3,930      4,521      4,465
                                                              -------    -------    -------
EXPENSES
  Operating                                                     1,314      1,605      1,652
  Marketing and reservation                                       589        596        622
  General and administrative                                      484        537        544
  Depreciation and amortization                                   330        347        303
  Other charges (credits):
    Restructuring and other unusual charges                        89         25        (67)
    Investigation-related costs                                    23         21         33
    Litigation settlement and related costs                       (21)     2,894        351
    Termination of proposed acquisitions                           --          7        433
    Executive terminations                                         --         --         53
    Investigation-related financing costs                          --         --         35
  Interest, net                                                   145        196        112
                                                              -------    -------    -------
Total expenses                                                  2,953      6,228      4,071
                                                              -------    -------    -------
Net gain (loss) on dispositions of businesses                      (8)       967         --
                                                              -------    -------    -------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST           969       (740)       394
Provision (benefit) for income taxes                              309       (468)       135
Minority interest, net of tax                                      84         61         51
                                                              -------    -------    -------
INCOME (LOSS) FROM CONTINUING OPERATIONS                          576       (333)       208
Discontinued operations:
  Income (loss) from discontinued operations, net of tax           68        104        (73)
  Gain on disposal of discontinued operations, net of tax          16        174        405
                                                              -------    -------    -------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE                                      660        (55)       540
Extraordinary loss, net of tax                                     (2)        --         --
                                                              -------    -------    -------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE       658        (55)       540
Cumulative effect of accounting change, net of tax                (56)        --         --
                                                              -------    -------    -------
NET INCOME (LOSS)                                             $   602    $   (55)   $   540
                                                              =======    =======    =======
CD COMMON STOCK INCOME (LOSS) PER SHARE
  BASIC
    Income (loss) from continuing operations                  $  0.80    $ (0.44)   $  0.25
    Net income (loss)                                         $  0.84    $ (0.07)   $  0.64
  DILUTED
    Income (loss) from continuing operations                  $  0.78    $ (0.44)   $  0.24
    Net income (loss)                                         $  0.81    $ (0.07)   $  0.61

MOVE.COM COMMON STOCK LOSS PER SHARE
  BASIC
    Loss from continuing operations                           $ (1.76)
    Net loss                                                  $ (1.76)
  DILUTED
    Loss from continuing operations                           $ (1.76)
    Net loss                                                  $ (1.76)

                See Notes to Consolidated Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS
Current assets
  Cash and cash equivalents                                   $   967    $ 1,168
  Receivables (net of allowance for doubtful accounts of $56
    and $68)                                                      740        991
  Deferred income taxes                                            53      1,305
  Other current assets                                            624        771
                                                              -------    -------
Total current assets                                            2,384      4,235

Property and equipment (net of accumulated depreciation of
  $471 and $325)                                                1,273      1,279
Stockholder litigation settlement trust                           350         --
Deferred income taxes                                           1,060         --
Franchise agreements (net of accumulated amortization of
  $264 and $216)                                                1,462      1,410
Goodwill (net of accumulated amortization of $371 and $286)     3,012      3,106
Other intangibles (net of accumulated amortization of $141
  and $113)                                                       643        655
Other assets                                                    1,471      1,120
                                                              -------    -------
Total assets exclusive of assets under programs                11,655     11,805
                                                              -------    -------
Assets under management and mortgage programs
  Relocation receivables                                          329        530
  Mortgage loans held for sale                                    879      1,112
  Mortgage servicing rights                                     1,653      1,084
                                                              -------    -------
                                                                2,861      2,726
                                                              -------    -------
TOTAL ASSETS                                                  $14,516    $14,531
                                                              =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and other current liabilities              $ 1,302    $ 1,192
  Current portion of long-term debt                                --        400
  Stockholder litigation settlement                                --      2,852
  Deferred income                                                 301        228
  Net liabilities of discontinued operations                      308        241
                                                              -------    -------
Total current liabilities                                       1,911      4,913

Long-term debt                                                  1,948      2,445
Stockholder litigation settlement                               2,850         --
Deferred income                                                   411        413
Deferred income taxes                                              --        386
Other noncurrent liabilities                                       48         66
                                                              -------    -------
Total liabilities exclusive of liabilities under programs       7,168      8,223
                                                              -------    -------
Liabilities under management and mortgage programs
  Debt                                                          2,040      2,314
  Deferred income taxes                                           476        310
                                                              -------    -------
                                                                2,516      2,624
                                                              -------    -------

Mandatorily redeemable preferred interest in a subsidiary         375         --
                                                              -------    -------
Mandatorily redeemable preferred securities issued by
  subsidiary holding solely senior
  debentures issued by the Company                              1,683      1,478
                                                              -------    -------
Commitments and contingencies (Note 18)

Stockholders' equity
  Preferred stock, $.01 par value--authorized 10 million
    shares; none issued and outstanding                            --         --
  CD common stock, $.01 par value--authorized 2 billion
    shares; issued 914,655,918 and
    870,399,635 shares                                              9          9
  Move.com common stock, $.01 par value--authorized 500
    million shares and none; issued
    and outstanding 2,181,586 shares and none; notional
    issued shares with respect to Cendant Group's retained
    interest 22,500,000 and none                                   --         --
  Additional paid-in capital                                    4,540      4,102
  Retained earnings                                             2,027      1,425
  Accumulated other comprehensive loss                           (234)       (42)
  CD treasury stock, at cost, 178,949,432 and 163,818,148
    shares                                                     (3,568)    (3,288)
                                                              -------    -------
Total stockholders' equity                                      2,774      2,206
                                                              -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $14,516    $14,531
                                                              =======    =======

                See Notes to Consolidated Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net income (loss)                                             $    602   $    (55)  $    540
Adjustments to arrive at income (loss) from continuing
  operations                                                       (26)      (278)      (332)
                                                              --------   --------   --------
Income (loss) from continuing operations                           576       (333)       208

Adjustments to reconcile income (loss) from continuing
  operations to net cash provided by operating activities
  from continuing operations:
  Depreciation and amortization                                    330        347        303
  Non-cash portion of other charges, net                            22      2,870        135
  Net (gain) loss on dispositions of businesses                      8       (967)        --
  Deferred income taxes                                            (33)       289       (254)
  Net change in assets and liabilities:
    Receivables                                                    161       (184)      (129)
    Income taxes                                                   233       (133)       (98)
    Accounts payable and other current liabilities                 (86)      (478)       111
    Deferred income                                                 15         39          5
Other, net                                                        (226)      (279)       (54)
                                                              --------   --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING
  OPERATIONS EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS       1,000      1,171        227
                                                              --------   --------   --------
MANAGEMENT AND MORTGAGE PROGRAMS:
  Depreciation and amortization                                    153        698      1,260
  Origination of mortgage loans                                (24,196)   (25,025)   (26,572)
  Proceeds on sale of and payments from mortgage loans held
    for sale                                                    24,428     26,328     25,792
                                                              --------   --------   --------
                                                                   385      2,001        480
                                                              --------   --------   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING
  OPERATIONS                                                     1,385      3,172        707
                                                              --------   --------   --------
INVESTING ACTIVITIES
Property and equipment additions                                  (217)      (254)      (331)
Funding of stockholder litigation settlement trust                (350)        --         --
Proceeds from sales of marketable securities                       379        741         --
Purchases of marketable securities                                (441)      (672)        --
Purchases of investments                                           (90)       (18)       (24)
Net assets acquired (net of cash acquired) and
  acquisition-related payments                                    (136)      (205)    (2,731)
Net proceeds from dispositions of businesses                         4      3,365        314
Other, net                                                           1         53        113
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM
  CONTINUING OPERATIONS EXCLUSIVE OF MANAGEMENT AND MORTGAGE
  PROGRAMS                                                        (850)     3,010     (2,659)
                                                              --------   --------   --------

                      CENDANT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
MANAGEMENT AND MORTGAGE PROGRAMS:
  Equity advances on homes under management                   $ (2,505)  $ (7,608)  $ (6,484)
  Repayment on advances on homes under management                2,877      7,688      6,624
  Additions to mortgage servicing rights                          (778)      (727)      (524)
  Proceeds from sales of mortgage servicing rights                  84        156        119
  Investment in leases and leased vehicles                          --     (2,378)    (2,447)
  Payments received on investment in leases and leased
    vehicles                                                        --      1,529        987
  Proceeds from sales and transfers of leases and leased
    vehicles to third parties                                       --         75        183
                                                              --------   --------   --------
                                                                  (322)    (1,265)    (1,542)
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM
  CONTINUING OPERATIONS                                         (1,172)     1,745     (4,201)
                                                              --------   --------   --------
FINANCING ACTIVITIES
Principal payments on borrowings                                  (897)    (2,213)    (2,596)
Proceeds from borrowings                                            --      1,719      4,809
Proceeds from mandatorily redeemable preferred interest in a
  subsidiary                                                       375         --         --
Proceeds from mandatorily redeemable preferred securities
  issued by subsidiary holding solely senior debentures
  issued by the Company                                             91         --      1,447
Issuances of CD common stock                                       554        127        171
Issuances of Move.com common stock                                  49         --         --
Repurchases of CD common stock                                    (306)    (2,863)      (258)
Repurchases of Move.com common stock                               (75)        --         --
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES FROM
  CONTINUING OPERATIONS EXCLUSIVE OF MANAGEMENT AND MORTGAGE
  PROGRAMS                                                        (209)    (3,230)     3,573
                                                              --------   --------   --------
MANAGEMENT AND MORTGAGE PROGRAMS:
  Proceeds from borrowings                                       4,208      5,263      4,300
  Principal payments on borrowings                              (5,420)    (7,838)    (3,090)
  Net change in short-term borrowings                              938     (2,000)       (93)
  Proceeds received for debt repayment in connection with
    disposal of Fleet segment                                       --      3,017         --
                                                              --------   --------   --------
                                                                  (274)    (1,558)     1,117
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES FROM
  CONTINUING OPERATIONS                                           (483)    (4,788)     4,690
                                                              --------   --------   --------

Effect of changes in exchange rates on cash and cash
  equivalents                                                       18         51        (16)
                                                              --------   --------   --------
Net cash provided by (used in) discontinued operations              51        (14)      (266)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents              (201)       166        914
Cash and cash equivalents, beginning of period                   1,168      1,002         88
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $    967   $  1,168   $  1,002
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments                                           $    283   $    447   $    540
                                                              ========   ========   ========
  Income tax refunds, net                                     $    (67)  $    (46)  $    (23)
                                                              ========   ========   ========

                See Notes to Consolidated Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                            ACCUMULATED
                                COMMON STOCK       ADDITIONAL                  OTHER                      TOTAL
                             -------------------    PAID-IN     RETAINED   COMPREHENSIVE   TREASURY   STOCKHOLDERS'
                              SHARES     AMOUNT     CAPITAL     EARNINGS       LOSS         STOCK        EQUITY
                             --------   --------   ----------   --------   -------------   --------   -------------
BALANCE AT JANUARY 1, 1998      838     $      8    $   3,085   $    940    $        (38)  $    (74)    $     3,921
COMPREHENSIVE INCOME:
  Net income                     --           --           --        540              --         --
  Currency translation
    adjustment                   --           --           --         --             (11)        --
TOTAL COMPREHENSIVE INCOME                                                                                      529
Exercise of stock options        17            1          168         --              --         --             169
Tax benefit from exercise
 of stock options                --           --          147         --              --         --             147
Conversion of convertible
 notes                            6           --          114         --              --         --             114
Repurchases of CD common
 stock                           --           --           --         --              --       (258)           (258)
Mandatorily redeemable
 preferred securities
 issued by subsidiary
 holding solely senior
 debentures issued by the
 Company                         --           --          (66)        --              --         --             (66)
Common stock received as
 consideration in sale of
 discontinued operations         --           --           --         --              --       (135)           (135)
Rights issuable                  --           --          350         --              --         --             350
Other                            --           --           65         --              --         --              65
                             ------     --------    ---------   --------    ------------   --------     -----------
BALANCE AT DECEMBER 31,
 1998                           861            9        3,863      1,480             (49)      (467)          4,836
COMPREHENSIVE LOSS:
  Net loss                       --           --           --        (55)             --         --
  Currency translation
    adjustment                   --           --           --         --             (69)        --
  Unrealized gain on
    marketable securities,
    net of tax of $22            --           --           --         --              37         --
  Reclassification
    adjustments, net of tax
    of $13                       --           --           --         --              39         --
TOTAL COMPREHENSIVE LOSS                                                                                        (48)
Exercise of stock options         9           --           81         --              --         42             123
Tax benefit from exercise
 of stock options                --           --           52         --              --         --              52
Repurchases of CD common
 stock                           --           --           --         --              --     (2,863)         (2,863)
Modifications of stock
 option plans due to
 dispositions of businesses      --           --           83         --              --         --              83
Rights issuable                  --           --           22         --              --         --              22
Other                            --           --            1         --              --         --               1
                             ------     --------    ---------   --------    ------------   --------     -----------
BALANCE AT DECEMBER 31,
 1999                           870            9        4,102      1,425             (42)    (3,288)          2,206
                             ------     --------    ---------   --------    ------------   --------     -----------

                      CENDANT CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                                 (IN MILLIONS)

                                                                            ACCUMULATED
                                COMMON STOCK       ADDITIONAL                  OTHER                      TOTAL
                             -------------------    PAID-IN     RETAINED   COMPREHENSIVE   TREASURY   STOCKHOLDERS'
                              SHARES     AMOUNT     CAPITAL     EARNINGS       LOSS         STOCK        EQUITY
                             --------   --------   ----------   --------   -------------   --------   -------------
BALANCE AT DECEMBER 31,
 1999                           870     $      9    $   4,102   $  1,425    $        (42)  $ (3,288)    $     2,206
COMPREHENSIVE INCOME:
  Net income                     --           --           --        602              --         --
  Currency translation
    adjustment                   --           --           --         --            (107)        --
  Unrealized loss on
    marketable securities,
    net of tax of ($40)          --           --           --         --             (65)        --
  Reclassification
    adjustments, net of tax
    of ($12)                     --           --           --         --             (20)        --
TOTAL COMPREHENSIVE INCOME                                                                                      410
Issuances of CD common
 stock                           28           --          476         --              --         --             476
Issuances of Move.com
 common stock                     4           --           93         --              --         --              93
Exercise of stock options        17           --           56         --              --         26              82
Tax benefit from exercise
 of stock options                --           --           66         --              --         --              66
Repurchases of CD common
 stock                           --           --           --         --              --       (306)           (306)
Repurchases of Move.com
 common stock                    (2)          --         (100)        --              --         --            (100)
Mandatorily redeemable
 preferred securities
 issued by subsidiary
 holding solely senior
 debentures issued by the
 Company                         --           --         (108)        --              --         --            (108)
Rights issuable                  --           --          (41)        --              --         --             (41)
Other                            --           --           (4)        --              --         --              (4)
                             ------     --------    ---------   --------    ------------   --------     -----------
BALANCE AT DECEMBER 31,
 2000                           917     $      9    $   4,540   $  2,027    $       (234)  $ (3,568)    $     2,774
                             ======     ========    =========   ========    ============   ========     ===========

                See Notes to Consolidated Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNLESS OTHERWISE NOTED, ALL AMOUNTS ARE IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    Cendant Corporation is a global provider of a wide range of complementary consumer and business services. The Consolidated Financial Statements include the accounts of Cendant Corporation and its subsidiaries (collectively, "the Company"). In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgement and available information. Accordingly, actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

    CASH AND CASH EQUIVALENTS

    The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    INVESTMENTS IN AFFILIATES

    Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity method of accounting.

    DEPRECIATION AND AMORTIZATION

    Property and equipment are recorded at cost. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the related assets. Useful lives range from 5 to 60 years for buildings and improvements and 3 to 10 years for furniture, fixtures and equipment. Amortization of leasehold improvements is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter, ranging from 2 to 15 years.

    Franchise agreements for hotel, real estate brokerage, car rental and tax return preparation services are amortized on a straight-line basis over the estimated periods to be benefited, ranging from 12 to 40 years. Other intangibles are amortized on a straight-line basis over the estimated periods to be benefited, ranging from 3 to 40 years.

    GOODWILL

    Goodwill, which represents the excess of cost over fair value of net assets acquired in purchase business combinations, is amortized on a straight-line basis over the estimated periods to be benefited, substantially ranging from 25 to 40 years.

    ASSET IMPAIRMENTS

    The Company periodically evaluates the recoverability of its long-lived assets, identifiable intangibles and goodwill, comparing the respective carrying values to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business. The recoverability of goodwill and franchise agreements is evaluated on a separate basis for each acquisition and franchise brand, respectively. Any enterprise goodwill and franchise agreements are also evaluated using the undiscounted cash flow method.

    Based on an evaluation of its intangible assets and in connection with the Company's regular forecasting processes during 1998, the Company determined that $37 million of goodwill associated with a Company subsidiary, National Library of Poetry, was permanently impaired. This impairment impacted the Company's Diversified Services segment and is classified as an operating expense in the Consolidated Statements of Operations.

    DERIVATIVE INSTRUMENTS

    The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates, foreign currency exchange rates, prices of mortgage loans held for sale, anticipated mortgage loan closings arising from commitments issued and changes in the value of mortgage servicing rights. As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

       - The differential to be paid or received on interest rate swaps hedging interest sensitive liabilities is accrued and recognized as an adjustment to interest expense in the Consolidated Statements of Operations.

       - Gains and losses on foreign currency forwards that are effective as hedges of net assets in foreign subsidiaries are offset against currency translation adjustments as accumulated other comprehensive income (loss).

       - Gains and losses on foreign currency hedges of anticipated transactions, forecasted earnings of foreign subsidiaries and hedges of certain monetary assets and liabilities are recognized in other revenues in the Consolidated Statements of Operations, on a mark-to-market basis, as exchange rates change.

       - Gains and losses on forward delivery contracts and options used to reduce the risk of adverse price fluctuations affecting the Company's mortgage loans held for sale and anticipated mortgage production arising from commitments issued are deferred and included in the Company's lower of cost or market valuation of the hedged items.

       - Gains and losses on derivative instruments used to manage the financial impact of interest rate movements associated with the Company's mortgage servicing portfolio are deferred and recorded as adjustments to the basis of the hedged item. Premiums paid/received on the hedged instruments are capitalized and amortized over the life of the contracts.

   Although these contracts are effective economic hedges, many will not qualify for hedge accounting treatment upon the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133.

    REVENUE RECOGNITION

    FRANCHISING. Franchise revenue principally consists of royalties, as well as marketing and reservation fees, which are primarily based on a percentage of franchisee revenue. Royalty, marketing and reservation fees are accrued as the underlying franchisee revenue is earned. Annual rebates given to certain franchisees on royalty fees are recorded as a reduction to revenues and are accrued in direct proportion to the recognition of the underlying gross franchise revenue. Franchise revenue also includes initial franchise fees, which are recognized as revenue when all material services or conditions relating to the sale have been substantially performed, which is generally when a franchised unit is opened.

    TIMESHARE. Timeshare revenue principally consists of exchange fees and subscription revenue. Exchange fees are recognized as revenue when the exchange request has been confirmed to the subscribing members. Subscription revenue represents the fees from subscribing members. There is no separate fee charged for the participation in the timeshare exchange network. Beginning on January 1, 2000, subscription revenue is recognized as revenue on a straight line basis over the subscription period during which delivery of publications and other services are provided to the subscribing members. Prior to 2000, the Company recognized subscription revenue as discussed in "Changes in Accounting Policy." Subscriptions are cancelable and refundable on a pro rata basis. Subscription procurement costs are expensed as incurred. Such costs were $32 million, $31 million and $31 million for 2000, 1999 and 1998.

    INSURANCE/WHOLESALE. Commissions received from the sale of third party accidental death and dismemberment insurance are recognized over the underlying policy period. The Company also receives a share of the excess of premiums paid to insurance carriers less claims experience to date, claims incurred but not reported and carrier management expenses. The Company's share of this excess is accrued based on claims experience to date, including an estimate of claims incurred but not reported.

    During 1999, the Company changed the amortization period for customer acquisition costs related to accidental death and dismemberment insurance products, which resulted in a reduction in expenses of $16 million ($10 million, after tax or $0.01 per diluted share). The change was based upon new information becoming available to determine customer retention rates.

    RELOCATION. Revenues and related costs associated with the purchase and resale of a transferee's residence are recognized as services are provided. Relocation services revenue is generally recorded net of costs reimbursed by client corporations and interest expense incurred to fund the purchase of a transferee's residence. Revenue for other fee-based programs, such as home marketing assistance, household goods moves and destination services, are recognized over the periods in which the services are provided and the related expenses are incurred.

    MORTGAGE. Loan origination fees, commitment fees paid in connection with the sale of loans and certain direct loan origination costs associated with loans are deferred until such loans are sold. Mortgage loans are recorded at the lower of cost or market value on an aggregate basis. Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold.

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

    FLEET. The Company primarily leased its vehicles under three standard arrangements: open-end operating leases, closed-end operating leases or open-end finance leases (direct financing leases). Each lease was either classified as an operating lease or a direct financing lease, as appropriate. Lease revenues were recognized based on rentals. Revenues from fleet management services other than leasing were recognized over the period in which services were provided and the related expenses were incurred.

    ADVERTISING EXPENSES

    Advertising costs are generally expensed in the period incurred. Advertising expenses in 2000, 1999 and 1998 were $211 million, $175 million, and $151 million, respectively.

    STOCK-BASED COMPENSATION

    The Company utilizes the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock option plans to employees. Under APB No. 25, compensation expense is recognized when the exercise prices of the Company's employee stock options are less than the market prices of the underlying Company stock on the date of grant.

    CHANGE IN ACCOUNTING POLICY

    On January 1, 2000, the Company revised certain revenue recognition policies regarding the recognition of non-refundable one-time fees and the recognition of pro rata refundable subscription revenue as a result of the adoption of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The Company previously recognized non-refundable one-time fees at the time of contract execution and cash receipt. This policy was changed to the recognition of non-refundable one-time fees on a straight line basis over the life of the underlying contract. The Company previously recognized pro rata refundable subscription revenue equal to procurement costs upon initiation of a subscription. Additionally, the amount in excess of procurement costs was recognized over the subscription period. This policy was changed to the recognition of pro rata refundable subscription revenue on a straight line basis over the subscription period. Procurement costs will continue to be expensed as incurred. The percentage of annual revenues that were earned from non-refundable one-time fees and from pro rata refundable subscription revenue was not material to the Company's consolidated net revenues or to its consolidated income from continuing operations. The adoption of SAB No. 101 also resulted in a non-cash charge of approximately $89 million ($56 million, after tax) on January 1, 2000 to account for the cumulative effect of the accounting change.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In November 1999, the Emerging Issues Task Force ("EITF") released Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets." EITF Issue No. 99-20 modifies the accounting for interest income and impairment of beneficial interests in securitization transactions for quarters beginning after March 15, 2001, whereby beneficial interests determined to have an other-than-temporary impairment are required to be written down to fair value. The Company plans to adopt EITF Issue No. 99-20 on January 1, 2001, which would result in a non-cash charge of $46 million ($27 million, after tax) to account for the cumulative effect of the accounting change in the first quarter of 2001.

    In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, the changes in the fair value of the derivative will be recorded in other comprehensive income (loss) and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, the changes in fair value will be recognized in earnings.

    The Company will record a non-cash charge of $16 million ($11 million, after tax) to account for the cumulative effect of the accounting change as of January 1, 2001 relating to derivatives not designated as hedges prior to adopting SFAS No. 133 and to derivatives designated in fair value-type hedges. The outcome of pending issues at the FASB and the Derivatives Implementation Group could impact the amount of the cumulative transition adjustment presented herein. The cumulative effect is based on the Company's interpretation of the accounting literature as of March 2001.

    As provided for in SFAS No. 133, the Company will also reclassify certain financial investments as trading securities at January 1, 2001. This reclassification will result in a pre-tax benefit of approximately
    $10 million, which will be recorded in the first quarter of 2001.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 140 revises criteria for accounting for securitizations, other financial-asset transfers and collateral and introduces new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendment. The Company adopted the disclosure requirements of SFAS No. 140 on December 31, 2000, as required. All other provisions of SFAS No. 140 will be adopted after March 31, 2001, as required by the standard. The impact of adopting the remaining provisions of this standard is not yet fully determinable.

2.  EARNINGS PER SHARE

    On March 21, 2000, the Company's stockholders approved a proposal authorizing a new series of common stock to track the performance of its Move.com Group segment. The Company's existing common stock was reclassified as CD common stock, which reflects the performance of the Company's other businesses and also a retained interest in the Move.com Group (collectively referred to as the "Cendant Group").

    Earnings per share ("EPS") for periods after March 31, 2000, the date of the original issuance of Move.com common stock, has been calculated using the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common stock according to the related earnings participation rights. Under the two-class method, basic EPS for Move.com common stock is calculated by dividing (a) the product of the earnings applicable to Move.com Group multiplied by the outstanding Move.com "fraction" by (b) the weighted average number of shares outstanding during the period. The Move.com "fraction" is a fraction, the numerator of which is the number of shares of Move.com common stock outstanding and the denominator of which is the number of shares that, if issued, would represent 100% of the equity (and would include the 22,500,000 notional shares of Move.com common stock representing Cendant Group's retained interest in Move.com Group) in the earnings or losses of Move.com Group.

    The following table summarizes the Company's outstanding common stock equivalents which were antidilutive and therefore excluded from the computation of diluted EPS:

                                                                           DECEMBER 31,
                                                                  ------------------------------
                                                                    2000       1999       1998
                                                                    ----       ----       ----
    CD COMMON STOCK
      Options(a)                                                     110        183         38
      Warrants(b)                                                      2          2         --
      Convertible debt                                                --         18         18
      FELINE PRIDES                                                   63         41         --

    MOVE.COM COMMON STOCK
      Options(c)                                                       6

     -----------------------------------

       (a) The weighted average exercise prices for antidilutive options at December 31, 2000, 1999 and 1998 were $22.27, $15.24 and $29.58, respectively.

       (b) The weighted average exercise prices for antidilutive warrants at December 31, 2000 and 1999 were $21.31 and $16.77, respectively.

       (c) The weighted average exercise price for antidilutive options at December 31, 2000 was $18.60.

    Income (loss) per common share from continuing operations for each class of common stock was computed as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                  ------------------------------
                                                                    2000       1999       1998
                                                                  --------   --------   --------
    CD COMMON STOCK
    INCOME (LOSS) FROM CONTINUING OPERATIONS:
    Cendant Group                                                 $  638     $ (319)    $  209
    Cendant Group's retained interest in Move.com Group              (56)       (14)        (1)
                                                                  ------     ------     ------
    Income (loss) from continuing operations for basic EPS           582       (333)       208
    Convertible debt interest, net of tax                             11         --         --
                                                                  ------     ------     ------
    Income (loss) from continuing operations for diluted EPS      $  593     $ (333)    $  208
                                                                  ======     ======     ======
    WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                                            724        751        848
    Stock options, warrants and non-vested shares                     20         --         32
    Convertible debt                                                  18         --         --
                                                                  ------     ------     ------
    Diluted                                                          762        751        880
                                                                  ======     ======     ======

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                      2000
                                                                  -------------
    MOVE.COM COMMON STOCK
    LOSS FROM CONTINUING OPERATIONS:
    Move.com Group                                                 $      (62)
    Less: Cendant Group's retained interest in Move.com Group             (56)
                                                                   ----------
    Loss from continuing operations for basic and diluted EPS      $       (6)
                                                                   ==========
    WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic and Diluted                                                       3
                                                                   ==========

    Income (loss) per share of CD common stock from discontinued operations is summarized as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                  ------------------------------
                                                                    2000       1999       1998
                                                                  --------   --------   --------
    INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
      Basic                                                       $   0.10   $   0.14   $  (0.09)
      Diluted                                                         0.09       0.14      (0.09)
    GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS:
      Basic                                                       $   0.02   $   0.23   $   0.48
      Diluted                                                         0.02       0.23       0.46

    Basic and diluted loss per share of CD common stock from the cumulative effect of an accounting change was $0.08 for the year ended December 31, 2000.

3.  ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

    ACQUISITIONS

    AVIS GROUP HOLDINGS, INC. On November 13, 2000, the Company announced that it entered into a definitive agreement to acquire all of the outstanding shares of Avis Group Holdings, Inc. ("Avis Group") that are not currently owned by the Company. On March 1, 2001, the Company consummated the acquisition for $33.00 per share in cash, or approximately $967 million, including $30 million of transaction costs and expenses.

    FAIRFIELD COMMUNITIES, INC. On November 2, 2000, the Company announced that it had entered into a definitive agreement to acquire all of the outstanding common stock of Fairfield Communities, Inc. ("Fairfield") at $15 per share, or approximately $635 million in aggregate. The final acquisition price may increase to a maximum of $16 per share depending upon a formula based on the average trading price of CD common stock over a 20-day trading period prior to the date on which Fairfield stockholders meet to approve the transaction. The consideration is payable in cash or CD common stock or a combination thereof, at the holder's election. The Company is not required, however, to pay more than 50% of the consideration in cash and has the right to substitute cash for any shares of Fairfield common stock instead of issuing CD common stock. Although no assurances can be given, the Company expects the transaction to close in early April 2001.

    DISPOSITIONS

    2000. During 2000, the Company entered into a definitive agreement (the "Homestore Transaction") with Homestore.com, Inc. ("Homestore") to sell certain businesses within its Move.com Group segment, including the Internet real estate portal, and its Welcome Wagon International, Inc. business included within the Diversified Services segment. On February 16, 2001, the Company consummated the sale in exchange for approximately 21 million shares of Homestore common stock valued over $700 million. The Company will account for its 20% investment in Homestore using the equity method of accounting.

    During 2000, the Company recorded a net loss of $43 million in connection with the dispositions of certain non-strategic businesses.

    1999. During 1999, the Company completed the sale of its Green Flag business unit and approximately 85% of its Entertainment Publications, Inc. business unit for cash of $401 million (including $37 million of dividends) and $281 million, respectively. The Company realized a net gain of approximately $27 million and $156 million ($8 million and $78 million, after tax), respectively.

    During 1999, the Company also completed the disposition of its Fleet segment, whereby Avis Group acquired the net assets of the Fleet segment through the assumption of and subsequent repayment of $1.44 billion of intercompany debt and the issuance to the Company of $360 million of non-voting convertible preferred stock of Avis Fleet Leasing and Management Corporation, a wholly-owned subsidiary of Avis Group. Coincident with the closing of the transaction, Avis Group refinanced the assumed debt which was payable to the Company. Accordingly, the Company received additional consideration of $3.0 billion of cash and a $30 million receivable from Avis Group.

    The Company realized a net gain on the disposal of its Fleet segment of $881 million ($866 million, after tax), of which $715 million
    ($702 million, after tax) was recognized at the time of closing and $166 million ($164 million, after tax) was deferred at the date of disposition. The realized gain is net of approximately $90 million of transaction costs. The Company deferred the portion of the realized net gain equivalent to its common equity ownership percentage in Avis Group at the time of closing. The deferred net gain is included in deferred income in the Consolidated Balance Sheets at December 31, 2000 and 1999. The deferred gain is being recognized into income over forty years, which is consistent with the period Avis Group is amortizing the goodwill generated from the transaction. During 2000, the Company also recognized $35 million of the deferred gain due to the sale of VMS Europe by Avis Group in 2000. During 1999, the Company recognized $9 million of the deferred gain due to the sale of a portion of the Company's equity ownership in Avis Group in 1999.

    The Company completed the dispositions of certain other businesses, including Central Credit, Inc., Global Refund Group, Spark Services, Inc., National Leisure Group and National Library of Poetry. Aggregate consideration received on such dispositions was comprised of approximately $265 million in cash, including $21 million of dividends. The Company realized a net gain of $60 million ($5 million loss, after tax) on the dispositions of these businesses.

4.  DISCONTINUED OPERATIONS

    On October 25, 2000, the Company announced its decision to spin-off to its CD common stockholders its Individual Membership segment, Cendant Membership Services, Inc. ("CMS"), by mid-2001. CMS provides customers with access to a variety of discounted products and services.

    During 1999, the Company completed the sale of Cendant Software Corporation ("CDS"), which was classified as a discontinued operation for the year ended December 31, 1998, for net cash proceeds of $770 million.

    During 1998, the Company completed the sale of Hebdo Mag
    International, Inc. ("Hebdo Mag"), which was classified as a discontinued operation for the year ended December 31, 1998. The Company received
    $315 million in cash and 7 million shares of CD common stock valued at $135 million (approximately $19 per share market value) on the date of sale.

    Summarized financial data of discontinued operations for the years ended December 31, consisted of:

    STATEMENT OF OPERATIONS DATA:

                                                                                                              HEBDO
                                                                   CMS                         CDS             MAG
                                                      ------------------------------   -------------------   --------
                                                        2000       1999       1998       1999       1998       1998
                                                      --------   --------   --------   --------   --------   --------
    Net revenues                                        $743       $895       $836       $ --      $ 346       $202
                                                        ====       ====       ====       ====      =====       ====

    Income (loss) before income taxes                   $111       $166       $(79)      $ --      $ (57)      $ 17
    Provision (benefit) for income taxes                  43         62        (31)        --        (23)         8
                                                        ----       ----       ----       ----      -----       ----
    Income (loss) from discontinued operations,
      net of tax                                          68        104        (48)        --        (34)         9
                                                        ----       ----       ----       ----      -----       ----

    Gain on disposal of discontinued operations           26         --         --        299         24        155
    Provision (benefit) for income taxes                  10         --         --        125       (174)       (52)
                                                        ----       ----       ----       ----      -----       ----
    Gain on disposal of discontinued operations,
      net of tax                                          16         --         --        174        198        207
                                                        ----       ----       ----       ----      -----       ----

                                                        $ 84       $104       $(48)      $174      $ 164       $216
                                                        ====       ====       ====       ====      =====       ====

    BALANCE SHEET DATA:

                                                                          CMS
                                                                  -------------------
                                                                    2000       1999
                                                                  --------   --------
    Current assets                                                $  344     $  357
    Goodwill                                                         164        164
    Other assets                                                     148         96
    Total liabilities                                               (964)      (858)
                                                                  ------     ------
    Net liabilities of discontinued operations                    $ (308)    $ (241)
                                                                  ======     ======

5.  FRANCHISING AND MARKETING/RESERVATION ACTIVITIES

    Franchising revenues received from lodging properties, car rental locations, tax preparation offices and real estate brokerage offices were $857 million, $839 million and $703 million for 2000, 1999 and 1998, respectively. The Company also receives marketing and reservation fees from several of its lodging and real estate franchisees, which are calculated based on a specified percentage of gross room revenues or based on a specified percentage of gross closed commissions earned on the sale of real estate. As provided in the franchise agreements and generally at the Company's discretion, all of these fees are to be expended for marketing purposes and the operation of a centralized brand-specific reservation system for the respective franchisees and are controlled by the Company until disbursement. Marketing and reservation fees, included within service fee revenues, of $290 million, $280 million and $228 million were recorded during 2000, 1999 and 1998, respectively, and are net of annual rebates of $45 million, $43 million and $35 million, respectively.

6.  OTHER CHARGES

    RESTRUCTURING AND OTHER UNUSUAL CHARGES

    2000 RESTRUCTURING CHARGE. During the first quarter of 2000, the Company's management, with the appropriate level of authority, formally committed to various strategic initiatives. As a result, the Company incurred a restructuring charge of $60 million, of which $3 million is included in income (loss) from discontinued operations in the Consolidated Statements of Operations. The restructuring initiatives were aimed at improving the overall level of organizational efficiency, consolidating and rationalizing existing processes, reducing cost structures in the Company's underlying businesses and other related efforts. These initiatives primarily affected the Company's Travel and Insurance/ Wholesale segments. The initiatives are expected to be completed by the end of the first quarter of 2001. Liabilities associated with these initiatives are classified as a component of accounts payable and other current liabilities. The initial recognition of the charge and the corresponding utilization from inception is summarized by category as follows:

                                                                  2000                                  BALANCE AT
                                                              RESTRUCTURING     CASH        OTHER      DECEMBER 31,
                                                                 CHARGE       PAYMENTS    REDUCTIONS       2000
                                                              -------------   ---------   ----------   -------------
    Personnel related                                         $          25   $      18   $        1   $          6
    Asset impairments and contract terminations                          26           1           25             --
    Facility related                                                      9           2            1              6
                                                              -------------   ---------   ----------   ------------
    Total                                                                60          21           27             12
    Reclassification for discontinued operations                         (3)         (1)          --             (2)
                                                              -------------   ---------   ----------   ------------
    Total related to continuing operations                    $          57   $      20   $       27   $         10
                                                              =============   =========   ==========   ============

    Personnel related costs primarily include severance resulting from the consolidation of business operations and certain corporate functions. The Company formally communicated to 971 employees, representing a wide range of employee groups, as to their separation from the Company. As of December 31, 2000, approximately 855 employees were terminated. Asset impairments and contract terminations were incurred in connection with a change in the Company's strategic focus to an online business model and consisted of $25 million of asset impairments primarily associated with the exit of a timeshare software development business and $1 million of contract termination costs. Facility related costs consist of facility closures and lease obligations resulting from the consolidation of business operations.

    2000 UNUSUAL CHARGES. During 2000, the Company also incurred unusual charges totaling $32 million. Such charges included $21 million of costs to fund an irrevocable contribution to an independent technology trust responsible for completing the transition of the Company's lodging franchisees to a Company sponsored property management system, $4 million of executive termination costs, $3 million of costs for the postponement of the initial public offering of Move.com common stock and $4 million of other costs.

    1999 UNUSUAL CHARGE. During 1999, the Company incurred an unusual charge of $23 million to fund an irrevocable contribution to an independent technology trust responsible for completing the transition of the Company's lodging franchisees to a Company sponsored property management system.

    1997 RESTRUCTURING CHARGES. During 1997, the Company incurred restructuring charges totaling $455 million substantially associated with the merger of HFS Incorporated ("HFS") and CUC International Inc. ("CUC") and the merger in October 1997 with Hebdo Mag. Cash outlays of $2 million, $8 million and $103 million were applied against this restructuring liability during 2000, 1999 and 1998, respectively. Additionally, the Company recorded a net increase of $2 million and a net decrease of $27 million to these charges during 1999 and 1998, respectively, primarily as a result of changes to the original estimate of costs to be incurred. Such adjustments were recorded in the periods in which events occurred or information became available requiring accounting recognition.

    Liabilities of $59 million remained at December 31, 2000 and were primarily attributable to executive termination benefits, which the Company anticipates will be settled upon resolution of related contingencies.

    During 1997, the Company also incurred restructuring charges of $283 million primarily associated with the merger in April 1997 of HFS and PHH Corporation ("PHH"). Cash outlays of $1 million, $5 million and
    $20 million were applied against this restructuring liability during 2000, 1999 and 1998, respectively. Additionally, the Company recorded a net decrease of $40 million to these charges during 1998 primarily as a result of a change in the original estimate of costs to be incurred. Such adjustment was recorded in the period in which events occurred or information became available requiring accounting recognition. Liabilities of $10 million remained at December 31, 2000 and were primarily attributable to executive termination benefits, which the Company anticipates will be settled upon resolution of related contingencies.

    INVESTIGATION-RELATED COSTS

    During 2000, 1999 and 1998, the Company incurred charges of $23 million, $21 million and $33 million, respectively, primarily for professional fees and public relations costs incurred in connection with accounting irregularities in the former business units of CUC and resulting investigations into such matters.

    LITIGATION SETTLEMENTS AND RELATED COSTS

    During 2000, the Company incurred charges of $20 million in connection with litigation asserting claims associated with accounting irregularities in the former business units of CUC and outside of its principal common stockholder class action lawsuit. During 1999, the Company incurred charges of approximately $2.89 billion in connection with the agreement to settle its principal common stockholder class action lawsuit. See Note 13--Stockholder Litigation Settlement for a detailed discussion regarding this settlement.

    In connection with the settlement of the Company's class action lawsuit that was brought on behalf of the PRIDES holders who purchased their securities on or prior to April 15, 1998, holders were eligible to receive a "Right" for each PRIDES security held. Accordingly, the Company recorded a non-cash charge of $351 million during 1998. During 2000, the Company recorded a non-cash credit of $41 million, which represented an adjustment to the number of Rights to be issued. See Note 17--Mandatorily Redeemable Trust Preferred Securities Issued by Subsidiary Holding Solely Senior Debentures Issued by the Company for a detailed discussion regarding this settlement.

    TERMINATION OF PROPOSED ACQUISITIONS

    During 1999 and 1998, the Company incurred charges of $7 million and $433 million, respectively, primarily in connection with the termination of the proposed acquisition of RAC Motoring Services in 1999 and the proposed acquisition of American Bankers Insurance Group in 1998.

    EXECUTIVE TERMINATIONS

    During 1998, the Company incurred charges of $53 million related to the termination of certain former executives, primarily Walter A. Forbes, who resigned as Chairman and member of the Company's Board of Directors.

    INVESTIGATION-RELATED FINANCING COSTS

    In connection with the accounting irregularities in the former business units of CUC, the Company was temporarily prohibited from accessing public debt markets in 1998. As a result, the Company recorded a charge of $35 million primarily in connection with fees associated with waivers and various financing arrangements.

7.  INCOME TAXES

    The income tax provision (benefit) consists of:

                                                                     YEAR ENDED DECEMBER 31,
                                                                  ------------------------------
                                                                    2000       1999       1998
                                                                  --------   --------   --------
    CURRENT
        Federal                                                   $     60   $    229   $    (28)
        State                                                           19          3         18
        Foreign                                                         52         44         56
                                                                  --------   --------   --------
                                                                       131        276         46
                                                                  --------   --------   --------
    DEFERRED
        Federal                                                        193       (728)        71
        State                                                          (14)       (23)        17
        Foreign                                                         (1)         7          1
                                                                  --------   --------   --------
                                                                       178       (744)        89
                                                                  --------   --------   --------
    PROVISION (BENEFIT) FOR INCOME TAXES                          $    309   $   (468)  $    135
                                                                  ========   ========   ========

    Pre-tax income (loss) for domestic and foreign operations consisted of the following:

                                                                     YEAR ENDED DECEMBER 31,
                                                                  ------------------------------
                                                                    2000       1999       1998
                                                                  --------   --------   --------
    Domestic                                                      $    759   $   (959)  $    157
    Foreign                                                            210        219        237
                                                                  --------   --------   --------
    Pre-tax income (loss)                                         $    969   $   (740)  $    394
                                                                  ========   ========   ========

    Deferred income tax assets and liabilities are comprised of:

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2000       1999
                                                                  --------   --------
    CURRENT DEFERRED INCOME TAX ASSETS
        Stockholder litigation settlement                         $     --   $  1,058
        Unrealized loss on marketable securities                        46         --
        Accrued liabilities and deferred income                         24        169
        Provision for doubtful accounts                                 22         18
        Restructuring liabilities                                       11         17
        Net operating loss carryforwards                                --         75
                                                                  --------   --------
    Current deferred income tax assets                                 103      1,337
                                                                  --------   --------
    CURRENT DEFERRED INCOME TAX LIABILITIES
        Insurance retention refund                                      20         18
        Franchise acquisition costs                                     12         10
        Other                                                           18          4
                                                                  --------   --------
    Current deferred income tax liabilities                             50         32
                                                                  --------   --------
    CURRENT NET DEFERRED INCOME TAX ASSET                         $     53   $  1,305
                                                                  ========   ========

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2000       1999
                                                                  --------   --------
    NONCURRENT DEFERRED INCOME TAX ASSETS
        Stockholder litigation settlement                         $    922   $     --
        Net operating loss carryforwards                               616         84
        State net operating loss carryforwards                         193        151
        Restructuring liabilities                                       19         29
        Accrued liabilities and deferred income                         19         29
        Foreign tax credit carryforward                                 10         10
        Valuation allowance (a)                                       (161)      (161)
                                                                  --------   --------
    Noncurrent deferred income tax assets                            1,618        142
                                                                  --------   --------
    NONCURRENT DEFERRED INCOME TAX LIABILITIES
        Depreciation and amortization                                  539        511
        Other                                                           19         17
                                                                  --------   --------
    Noncurrent deferred income tax liabilities                         558        528
                                                                  --------   --------
    NONCURRENT NET DEFERRED INCOME TAX ASSET (LIABILITY)          $  1,060   $   (386)
                                                                  ========   ========

     -----------------------------------

     (a) The valuation allowance at both December 31, 2000 and 1999 relates to deferred tax assets for state net operating loss carryforwards and foreign tax credit carryforwards of $151 million and $10 million, respectively. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are likely to be realized.

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2000       1999
                                                                  --------   --------
    MANAGEMENT AND MORTGAGE PROGRAM DEFERRED INCOME TAX ASSETS
        Depreciation                                              $     13   $      7
        Accrued liabilities                                             --         11
        Other                                                            4         --
                                                                  --------   --------
    Management and mortgage program deferred income tax assets          17         18
                                                                  --------   --------
    MANAGEMENT AND MORTGAGE PROGRAM DEFERRED INCOME TAX
      LIABILITIES
        Unamortized mortgage servicing rights                          473        328
        Accrued liabilities                                             20         --
                                                                  --------   --------
    Management and mortgage program deferred income tax
      liabilities                                                      493        328
                                                                  --------   --------
    NET DEFERRED INCOME TAX LIABILITY UNDER MANAGEMENT AND
      MORTGAGE PROGRAMS                                           $    476   $    310
                                                                  ========   ========

    Net operating loss carryforwards at December 31, 2000 expire as follows:
    2008, $4 million; 2009, $5 million; 2010, $8 million; 2018, $808 million and
    2019, $935 million. The Company also has alternative minimum tax credit carryforwards of $16 million.

    No provision has been made for U.S. federal deferred income taxes on approximately $302 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2000 since it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. In addition, the determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

    The Company's effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                2000          1999          1998
                                                              --------      --------      --------
    Federal statutory rate                                      35.0%        (35.0)%        35.0%
    State and local income taxes, net of federal tax
      benefits                                                   0.3          (1.8)          5.9
    Amortization of non-deductible goodwill                      1.6           1.9           4.5
    Taxes on foreign operations at rates different than U.S.
      federal statutory rate                                    (1.5)         (4.1)         (6.4)
    Nontaxable gain on disposal                                 (1.5)        (24.0)           --
    Recognition of excess tax basis on assets held for sale       --            --          (2.2)
    Other                                                       (2.0)         (0.2)         (2.5)
                                                               -----         -----         -----
                                                                31.9%        (63.2)%        34.3%
                                                               =====         =====         =====

8.  PROPERTY AND EQUIPMENT, NET

    Property and equipment, net consisted of:

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2000       1999
                                                                  --------   --------
    Land                                                          $   391    $   402
    Building and leasehold improvements                               421        417
    Furniture, fixtures and equipment                                 932        785
                                                                  -------    -------
                                                                    1,744      1,604
    Less: accumulated depreciation and amortization                   471        325
                                                                  -------    -------
                                                                  $ 1,273    $ 1,279
                                                                  =======    =======

9.  OTHER INTANGIBLES, NET

    Other intangibles, net consisted of:

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2000       1999
                                                                  --------   --------
    Avis trademark                                                $   402    $   402
    Other trademarks                                                  162        161
    Customer lists                                                    159        140
    Other                                                              61         65
                                                                  -------    -------
                                                                      784        768
    Less: accumulated amortization                                    141        113
                                                                  -------    -------
                                                                  $   643    $   655
                                                                  =======    =======

10. MORTGAGE LOANS HELD FOR SALE

    Mortgage loans held for sale represent mortgage loans originated by the Company and held pending sale to permanent investors. The Company sells mortgage loans insured or guaranteed by various government sponsored entities and private insurance agencies. The insurance or guaranty is provided primarily on a non-recourse basis to the Company, except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs. At December 31, 2000 and 1999, mortgage loans sold with recourse amounted to approximately $138 million and $52 million, respectively. The Company believes adequate allowances are maintained to cover any potential losses.

11. MORTGAGE SERVICING RIGHTS

    Capitalized MSRs consisted of:

                                                                AMOUNT
                                                              ----------
    BALANCE, JANUARY 1, 1998                                  $      373
    Additions to MSRs                                                475
    Additions to hedge                                                49
    Amortization                                                     (82)
    Write-down/recovery                                                5
    Sales                                                            (99)
    Deferred hedge, net                                              (85)
                                                              ----------
    BALANCE, DECEMBER 31, 1998                                       636
    Additions to MSRs                                                693
    Additions to hedge                                                23
    Amortization                                                    (118)
    Write-down/recovery                                                5
    Sales                                                           (161)
    Deferred hedge, net                                                6
                                                              ----------
    BALANCE, DECEMBER 31, 1999                                     1,084
    Additions to MSRs                                                765
    Additions to hedge                                               213
    Amortization                                                    (153)
    Write-down/recovery                                                2
    Sales                                                           (127)
    Deferred hedge, net                                             (131)
                                                              ----------
    BALANCE, DECEMBER 31, 2000                                $    1,653
                                                              ==========

12. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

    Accounts payable and other current liabilities consisted of:

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2000       1999
                                                                  --------   --------
    Accounts payable                                              $    229   $    314
    Restructuring and other unusual                                    100         93
    Accrued payroll and related                                        262        228
    Income taxes payable                                               158         --
    Advances from relocation clients                                    --         80
    Other                                                              553        477
                                                                  --------   --------
                                                                  $  1,302   $  1,192
                                                                  ========   ========

13. STOCKHOLDER LITIGATION SETTLEMENT

    On August 14, 2000, the U.S. District Court approved the Company's agreement (the "Settlement Agreement") to settle the principal securities class action pending against the Company, which was brought on behalf of purchasers of all Cendant and CUC publicly traded securities, other than PRIDES, between May 1995 and August 1998. Under the Settlement Agreement, the Company will pay the class members approximately $2.85 billion in cash. Certain parties in the class action have appealed the District Court's orders approving the plan of allocation of the settlement fund and awarding of attorneys' fees and expenses to counsel for the lead plaintiffs. None of the appeals challenged the fairness of the $2.85 billion settlement amount. The U.S. Court of Appeals for the

    Third Circuit has issued a briefing schedule for the appeals which is nearly complete. No date for oral argument has been set.

    The Settlement Agreement required the Company to post collateral in the form of credit facilities and/or surety bonds by November 13, 2000. The Company also had the option of forming a trust established for the benefit of the plaintiffs in lieu of posting collateral. On November 13, 2000, the Company posted collateral in the form of letters of credit and surety bonds in the amounts of $1.71 billion and $790 million, respectively. The Company also made a cash deposit of approximately $350 million to the trust, which is classified as a noncurrent asset on the Consolidated Balance Sheet at December 31, 2000. The credit facilities under which the Company posted collateral also require the Company to make minimum deposits of $600 million, $800 million and $800 million to this trust during 2001, 2002 and 2003, respectively. Such deposits will serve to reduce the amount of collateral required to be posted under the Settlement Agreement.

    At December 31, 2000, the Company reclassified the $2.85 billion settlement amount to noncurrent liabilities. Such amount is classified as noncurrent based upon the Company's current expectation of the timing of when the appeals process will be resolved and its ability to finance the $600 million minimum deposit due in 2001 with borrowings available under its $1.75 billion three-year competitive advance and revolving credit facility.

14. LONG-TERM DEBT AND BORROWING ARRANGEMENTS

    Long-term debt consisted of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
    7 3/4% senior notes                                       $  1,149   $  1,148
    3% convertible subordinated notes                              548        547
    Term loan facility                                             250        750
    7 1/2% senior notes                                             --        400
    Other                                                            1         --
                                                              --------   --------
                                                                 1,948      2,845
    Less: current portion                                           --        400
                                                              --------   --------
                                                              $  1,948   $  2,445
                                                              ========   ========

    7 3/4% SENIOR NOTES

    During 1998, the Company issued $1.15 billion of senior notes due December 2003. Such notes may be redeemed, in whole or in part, at any time at the option of the Company, at a redemption price plus accrued interest through the date of redemption. The redemption price will be equal to the greater of
    (i) 100% of the principal amount of the notes being redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (calculated at the interest rate on the notes on the date of issuance, regardless of any interest rate adjustment at any time) discounted at the treasury rate plus 50 basis points, plus accrued interest through the date of redemption.

    3% CONVERTIBLE SUBORDINATED NOTES

    During 1997, the Company completed a public offering of $550 million of 3% convertible subordinated notes due in February 2002. Each $1,000 principal amount of these notes is convertible into 32.65 shares of CD common stock subject to adjustment in certain events. The notes may be redeemed at the option of the Company at any time, in whole or in part, at the appropriate redemption prices, as defined in the applicable indenture, plus accrued interest through the redemption date. The notes will be subordinated in right of payment to all existing and future senior debt as defined in the applicable indenture of the Company.

    TERM LOAN FACILITY

    During 1999, the Company replaced its $3.25 billion 364-day term loan facility with a $1.25 billion two-year term loan facility. The new facility bears interest at a rate of LIBOR plus a margin of 100 basis points and is payable in quarterly installments through the first quarter of 2001. The weighted average interest rates on the facility were 7.4% and 6.2% at December 31, 2000 and 1999, respectively. The facility contains certain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations and sale and leaseback transactions, and requires the maintenance of certain financial ratios.

    During 2000 and 1999, the Company made principal payments of $500 million in each year to reduce its outstanding borrowings under its two-year term loan facility.

    During February 2001, the Company issued debt securities, maturing in 2021, in part to refinance outstanding borrowings under the two-year term loan facility at December 31, 2000 on a long-term basis. Accordingly, such amount remained classified as long-term debt at December 31, 2000. See
    Note 27--Subsequent Events for a detailed discussion regarding these debt securities.

    7 1/2% SENIOR NOTES

    During 1998, the Company issued $400 million of senior notes, which were due December 1, 2000. During the first quarter of 2000, the Company redeemed these notes at 100.695% of par plus accrued interest. In connection with the redemption, the Company recorded an extraordinary loss of $4 million ($2 million, after tax) in 2000.

    DEBT MATURITIES

    As of December 31, 2000, aggregate maturities of debt are as follows:

    YEAR                                                           AMOUNT
    ----                                                          --------
    2001                                                           $   --
    2002                                                              549
    2003                                                            1,149
    2004                                                               --
    2005                                                               --
    Thereafter                                                        250
                                                                   ------
                                                                   $1,948
                                                                   ======

    OTHER CREDIT FACILITIES

    The Company's other credit facilities consist of a $1.75 billion three-year competitive advance and revolving credit facility (the "Three-Year Facility") maturing in August 2003 and a $750 million five-year revolving credit facility (the "Five-Year Facility") maturing in October 2001. The Three-Year Facility contains the committed capacity to issue up to $1.75 billion in letters of credit, which can be used as part of the collateral required to be posted under the Settlement Agreement. Letters of credit of $1.71 billion were utilized for this purpose and were outstanding at December 31, 2000. As previously discussed, in connection with the $1.71 billion of collateral posted from this facility, the Company is required to make minimum deposits throughout 2003 to a trust established for the benefit of the plaintiffs in the Company's principal common stockholder class action lawsuit.

    Borrowings under these credit facilities bear interest at LIBOR, plus a margin of approximately 60 basis points. The Company is required to pay a per annum facility fee of .15% and .175% under the Three-Year Facility and Five-Year Facility, respectively. The Company is also required to pay a per annum utilization fee of .125% on the Three-Year Facility if usage under the facility exceeds 33% of aggregate commitments. The interest rates and facility fees are subject to change based upon credit ratings assigned by nationally recognized debt rating agencies on the Company's 7 3/4% senior notes and its two-year term loan facility.

    There were no outstanding borrowings under these credit facilities at December 31, 2000 and 1999.

    The facilities contain certain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios.

15. LIABILITIES UNDER MANAGEMENT AND MORTGAGE PROGRAMS AND BORROWING
    ARRANGEMENTS

    Borrowings to fund assets under management and mortgage programs, which are not classified based on contractual maturities since such debt corresponds directly with assets under management and mortgage programs, consisted of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
    Commercial paper                                          $  1,556   $    619
    Secured obligations                                            292        345
    Medium-term notes                                              117      1,248
    Other                                                           75        102
                                                              --------   --------
                                                              $  2,040   $  2,314
                                                              ========   ========

    COMMERCIAL PAPER

    Commercial paper matures within 180 days and is supported by committed revolving credit agreements described below and short-term lines of credit. The weighted average interest rate on the Company's outstanding commercial paper at December 31, 2000 and 1999 was 6.7%.

    SECURED OBLIGATIONS

    Secured obligations are collateralized by underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under this agreement is $500 million and is renewable on an annual basis at the discretion of the lender. The weighted average interest rates on such obligations were 6.1% and 6.0% at December 31, 2000 and 1999, respectively. Mortgage loans financed under this agreement at December 31, 2000 and 1999 totaled $292 million and $345 million, respectively, and are included in mortgage loans held for sale in the Consolidated Balance Sheets.

    MEDIUM-TERM NOTES

    Medium-term notes primarily represent unsecured loans which mature through 2002. The weighted average interest rates on such medium-term notes were 6.8% and 6.4% at December 31, 2000 and 1999, respectively.

    OTHER

    Other liabilities under management and mortgage programs are comprised of an unsecured borrowing maturing in 2001.

    CREDIT FACILITIES

    As of December 31, 2000, the Company, through its PHH subsidiary, maintained $1.775 billion of committed and unsecured credit facilities. The facilities comprise a $750 million syndicated revolving credit facility maturing in 2001, a $750 million syndicated revolving credit facility maturing in 2005 and $275 million of other revolving credit facilities maturing in 2001. Borrowings under these facilities bear interest at a rate of LIBOR, plus a margin of approximately 40 basis points. The Company is required to pay a per annum facility fee of approximately .125% under the facilities. There were no outstanding borrowings under these credit facilities at December 31, 2000 and 1999.

    The facilities contain certain restrictive covenants, including restrictions on dividends paid to the Company and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios.

    SECURITIZATION AGREEMENTS

    During 2000 and 1999, the Company maintained revolving sales agreements under which certain managed assets were transferred to third parties.

    MORTGAGE. Under this revolving sales agreement, an unaffiliated bankruptcy remote special purpose entity, Bishops Gate Residential Mortgage Trust (the "Buyer"), committed to purchase for cash, at the Company's option, mortgage loans originated by the Company on a daily basis, up to the Buyer's asset limit of $2.1 billion, until May 2001. The Company retains the servicing rights on the mortgage loans sold to the Buyer and arranges for the sale or securitization of the mortgage loans into the secondary market. The Buyer retains the right to select alternative sale or securitization arrangements. At December 31, 2000 and 1999, the Company was servicing approximately
    $1.0 billion and $813 million, respectively, of mortgage loans owned by the Buyer.

    RELOCATION. Under these revolving sales agreements, certain relocation receivables are transferred for cash, on a revolving basis, to an unaffiliated bankruptcy remote special purpose entity, Apple Ridge Funding LLC ("Apple Ridge"), until March 31, 2007. The Company retains a subordinated residual interest and the related servicing rights and obligations in the relocation receivables. At December 31, 2000, the Company was servicing approximately $591 million of receivables under these agreements. As of December 31, 1999, the Company had not transferred any assets to Apple Ridge.

16. MANDATORILY REDEEMABLE PREFERRED INTEREST IN A SUBSIDIARY

    During 2000, a Company-formed limited liability corporation ("LLC") issued a mandatorily redeemable preferred interest ("Senior Preferred Interest") in exchange for $375 million in cash. The Senior Preferred Interest is classified as a mandatorily redeemable preferred interest in a subsidiary in the Consolidated Balance Sheet. The Senior Preferred Interest is mandatorily redeemable 15 years from the date of issuance and may be redeemed by the Company after 5 years, or earlier in certain circumstances. Distributions on the Senior Preferred Interest are based on the three-month LIBOR plus an applicable margin (1.77%) and are reflected as minority interest in the Consolidated Statement of Operations. Simultaneous with the issuance of the Senior Preferred Interest, the Company transferred certain assets to the LLC. After the sale of the Senior Preferred Interest, the Company owned 100% of both the common interest and the junior preferred interest in the LLC. In the event of default, holders of the Senior Preferred Interest have certain liquidation preferences.

17. MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES ISSUED BY SUBSIDIARY HOLDING SOLELY SENIOR DEBENTURES ISSUED BY THE COMPANY

    During 1998, Cendant Capital I (the "Trust"), a wholly-owned subsidiary of the Company, issued 30 million PRIDES and 2 million trust preferred securities in exchange for gross proceeds of approximately $1.5 billion. The Trust invested these proceeds in 6.45% Senior Debentures issued by the Company and due in 2003 (the "Debentures"). The Debentures are the sole asset of the Trust. The obligations of the Trust related to the PRIDES and trust preferred securities are unconditionally guaranteed by the Company to the extent the Company makes payments pursuant to the Debentures. Upon the issuance of the PRIDES and the trust preferred securities, the Company recorded a liability of $43 million with a corresponding reduction to stockholders' equity, representing the present value of the total future contract adjustment payments to be made under the PRIDES. The PRIDES, upon issuance, consisted of 28 million Income PRIDES and 2 million Growth PRIDES, both with a face amount of $50 per PRIDES.

    The Income PRIDES consist of trust preferred securities and forward purchase contracts under which the holders are required to purchase CD common stock from the Company in February 2001. The Growth PRIDES consist of zero coupon U.S. Treasury securities and forward purchase contracts under which the holders are also required to purchase CD common stock from the Company in February 2001. The stand-alone trust preferred securities and the trust preferred securities forming a part of the Income PRIDES bear interest, in the form of preferred stock dividends, at the annual rate of 6.45% payable in cash. Payments under the forward purchase contract forming a part of the Income PRIDES will be made by the Company in the form of a contract adjustment payment at an annual rate of 1.05%. Payments under the forward purchase contract forming a part of the Growth PRIDES will be made by the Company in the form of a contract adjustment payment at an annual rate of 1.30%.

    In connection with the accounting irregularities in the former business units of CUC, the Company reached an agreement to settle the class action lawsuit brought on behalf of purchasers of PRIDES securities on or prior to April 15, 1998. Under the PRIDES settlement, each holder was eligible to receive a "Right" with a calculated value of $11.71 per Right. Right holders may sell or exercise the Rights by delivering to the Company three Rights together with two PRIDES in exchange for two new PRIDES (the "New PRIDES") for a period beginning upon distribution of the Rights and concluding upon expiration of the Rights (February 2001). The terms of the New PRIDES are the same as the original PRIDES, except that the conversion rate was revised and fixed so that, at the time of the issuance of the Rights, the New PRIDES had a value equal to $17.57 more than the original PRIDES. Only holders who owned PRIDES at the close of business on April 15, 1998 were eligible to receive a new additional Right for each PRIDES security held.

    During 2000, the Company also issued 4 million additional PRIDES (the "Additional PRIDES") with a face value of $50 per Additional PRIDES in exchange for approximately $91 million in cash proceeds. Only Additional Income PRIDES (having identical terms to the originally issued Income PRIDES) were issued. Of the Additional Income PRIDES, 3,619,374 were coupled with 5,429,061 Rights and immediately converted into 3,619,374 New Income PRIDES and 380,626 Additional Income PRIDES remained unexercised. Upon the issuance of the Additional Income PRIDES, the Company recorded a reduction to stockholders' equity of $108 million, representing the total future contract adjustment payments to be made.

    Preferred stock dividends of $106 million ($66 million, after tax), $96 million ($60 million, after tax) and $80 million ($49 million, after tax) were recorded during 2000, 1999 and 1998, respectively, and are presented as minority interest, net of tax, in the Consolidated Statements of Operations.

    Also pursuant to the PRIDES settlement, the Company agreed to offer up to an additional 15 million special PRIDES (the "Special PRIDES"), which could be issued by the Company at any time for cash. The Company offered the Special PRIDES at a price in cash equal to 105% of their theoretical value, or $20.56 per Special PRIDES, during the last 30 days prior to the expiration of the Rights in February 2001. The Special PRIDES have the same terms as the currently outstanding PRIDES and could be used to exercise Rights. Pursuant to such offer, the Company issued 104,890 Special PRIDES, for proceeds of approximately $2 million, which were immediately converted into 241,624 shares of CD common stock.

    See Note 27--Subsequent Events for a detailed discussion regarding the satisfaction of the Company's obligation under the PRIDES.

18. COMMITMENTS AND CONTINGENCIES

    The Company has noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2000 are as follows:

    YEAR                                                           AMOUNT
    ----                                                          --------
    2001                                                            $   88
    2002                                                                82
    2003                                                                70
    2004                                                                62
    2005                                                                50
    Thereafter                                                         156
                                                                    ------
                                                                    $  508
                                                                    ======

    Rental expense during 2000, 1999 and 1998 was $170 million, $189 million and $165 million, respectively. The Company incurred contingent rental expenses in 2000, 1999 and 1998 of $45 million, $49 million and $44 million, respectively, which is included in total rental expense, principally based on rental volume or profitability at certain parking facilities. The Company has been granted rent abatements for varying periods on certain facilities. Deferred rent relating to those abatements is amortized on a straight-line basis over the applicable lease terms. Commitments under capital leases are not significant.

    The Company's Fleet segment disposition in June 1999 was structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to a recent interpretive ruling, the Internal Revenue Service ("IRS") has taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If the transaction is not considered a tax-free reorganization, the resultant incremental liability could range between $10 million and $170 million depending upon certain factors, including utilization of tax attributes and contractual indemnification provisions. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

    The Company is involved in litigation asserting claims associated with the accounting irregularities discovered in former CUC business units outside of the principal common stockholder class action litigation (see
    Note 13--Stockholder Litigation Settlement). The Company does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

    The Company is involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

19. STOCKHOLDERS' EQUITY

    ACCUMULATED OTHER COMPREHENSIVE LOSS

    The after-tax components of accumulated other comprehensive loss are as follows:

                                                                         UNREALIZED      ACCUMULATED
                                                          CURRENCY     GAINS/(LOSSES)       OTHER
                                                         TRANSLATION   ON MARKETABLE    COMPREHENSIVE
                                                         ADJUSTMENT      SECURITIES         LOSS
                                                         -----------   --------------   -------------
    Balance, January 1, 1998                              $     (38)     $        --     $       (38)
    Current-period change                                       (11)              --             (11)
                                                          ---------      -----------     -----------
    Balance, December 31, 1998                                  (49)              --             (49)
    Current-period change                                        (9)              16               7
                                                          ---------      -----------     -----------
    Balance, December 31, 1999                                  (58)              16             (42)
    Current-period change                                      (107)             (85)           (192)
                                                          ---------      -----------     -----------
    Balance, December 31, 2000                            $    (165)     $       (69)    $      (234)
                                                          =========      ===========     ===========

    The currency translation adjustments exclude income taxes since they relate to indefinite investments in foreign subsidiaries.

    CD COMMON STOCK TRANSACTIONS

    During 2000, Liberty Media Corporation ("Liberty Media") invested a total of $450 million in cash to purchase 24.4 million shares of CD common stock. Additionally, Liberty Media's Chairman, John C. Malone, Ph.D., purchased one million shares of CD common stock for approximately $17 million in cash.

    The Company is authorized to repurchase $2.8 billion under its common share repurchase program. During 2000, 1999 and 1998, the Company repurchased $306 million (17.5 million shares), $1.75 billion (90.4 million shares) and $258 million (13.4 million shares), respectively, of CD common stock under the program. The Company currently has approximately $488 million remaining availability for repurchases under this common share repurchase program.

    During 1999, pursuant to a Dutch Auction self-tender offer to the Company's CD common stockholders, the Company repurchased 50 million shares of its CD common stock at a price of $22.25 per share.

    MOVE.COM COMMON STOCK TRANSACTIONS

    The Company issued shares of Move.com common stock in several private financings, including:

    NRT INCORPORATED INVESTMENT. During 2000, NRT Incorporated ("NRT") purchased 319,591 shares of Move.com common stock for $31.29 per share or approximately $10 million in cash. During February 2001, the Company repurchased these shares from NRT for approximately $10 million in cash.

    CHATHAM STREET HOLDINGS, LLC INVESTMENT. In connection with the recapitalization of NRT, the Company entered into an agreement with Chatham Street Holdings, LLC ("Chatham") during 1999 as consideration for certain amendments made with respect to the NRT franchise agreements, which amendments provided for additional payments of certain royalties to the Company. Pursuant to this agreement, Chatham was granted the right, until September 2001, to purchase 1,561,000 shares of Move.com common stock. During 2000, Chatham exercised this contractual right and purchased 1,561,000 shares of Move.com common stock for $16.02 per share or approximately $25 million in cash. In connection with such exercise, Chatham received warrants to purchase 780,500 shares of

    Move.com common stock at $64.08 per share and 780,500 shares of Move.com common stock at $128.16 per share. Also during 2000, the Company invested $25 million in convertible preferred stock of WMC Finance Co. ("WMC"), an online provider of sub-prime mortgages and an affiliate of Chatham, and was granted an option to purchase approximately 5 million shares of WMC common stock.

    During December 2000, Chatham sold these shares and warrants back to the Company in exchange for consideration consisting of $75 million in cash and the investment the Company held in WMC preferred stock valued at $25 million. The Company also agreed to pay Chatham an additional $15 million within 90 days after consummation of the Homestore Transaction.

    LIBERTY DIGITAL, INC. INVESTMENT. During 2000, Liberty Digital, Inc. ("Liberty Digital") purchased 1,598,030 shares of Move.com common stock for $31.29 per share in exchange for consideration consisting of $10 million in cash and 813,215 shares of Liberty Digital Class A common stock valued at approximately $40 million. In the event Move.com common stock is not publicly traded by June 30, 2001, the Company will be required to exchange such shares for CD common stock. The Company is currently discussing repurchasing the Move.com common stock owned by Liberty Digital. However, an agreement has not yet been executed.

20. STOCK PLANS

    Under its existing stock plans, the Company may grant stock options, stock appreciation rights and restricted shares to its employees, including directors and officers of the Company and its affiliates. Options granted under these plans generally have a ten-year term and have vesting periods ranging from 20% to 33% per year. The Company is authorized to grant up to 246 million shares of its common stock under these plans. At December 31, 2000 and 1999, approximately 53 million and 56 million shares, respectively, were available for future grants under the terms of these plans.

    The annual activity of the Company's stock option plans consisted of:

                                                              CD COMMON STOCK
                                     ------------------------------------------------------------------
                                             2000                   1999                   1998
                                     --------------------   --------------------   --------------------
                                                WEIGHTED               WEIGHTED               WEIGHTED
                                                 AVERAGE                AVERAGE                AVERAGE
                                                EXERCISE               EXERCISE               EXERCISE
                                     OPTIONS      PRICE     OPTIONS      PRICE     OPTIONS      PRICE
                                     --------   ---------   --------   ---------   --------   ---------
    Balance at beginning of year         183    $   15.24       178    $   14.64       172    $   18.66
      Granted
        Equal to fair market value        37        19.33        30        18.09        84        19.16
        Greater than fair market
          value                           --           --         1        16.04        21        17.13
      Canceled                           (14)       18.93       (13)       19.91       (82)       29.36
      Exercised                          (19)        4.26       (13)        9.30       (17)       10.01
                                     -------                -------                -------
    Balance at end of year               187    $   16.90       183    $   15.24       178    $   14.64
                                     =======                =======                =======

                                                                   MOVE.COM COMMON STOCK
                                                        -------------------------------------------
                                                                2000                   1999
                                                        --------------------   --------------------
                                                                   WEIGHTED               WEIGHTED
                                                                    AVERAGE                AVERAGE
                                                                   EXERCISE               EXERCISE
                                                        OPTIONS      PRICE     OPTIONS      PRICE
                                                        --------   ---------   --------   ---------
    Balance at beginning of year                              2    $   11.59        --    $      --
      Granted
        Less than fair market value                           1        15.40         1        10.00
        Equal to fair market value                            3        24.21         1        13.16
                                                        -------                -------
    Balance at end of year(a)                                 6    $   18.59         2    $   11.59
                                                        =======                =======

-------------------

     (a) In connection with the Homestore Transaction, holders of options outstanding at December 31, 2000 will receive either cash or stock options of Homestore.

    The table below summarizes information regarding the Company's stock options outstanding and exercisable as of December 31, 2000:

                                                 CD COMMON STOCK
                             -------------------------------------------------------
                                          OPTIONS                      OPTIONS
                                        OUTSTANDING                  EXERCISABLE
                             ---------------------------------   -------------------
                                         WEIGHTED
                                          AVERAGE     WEIGHTED              WEIGHTED
                              NUMBER     REMAINING    AVERAGE     NUMBER    AVERAGE
      RANGE OF EXERCISE         OF      CONTRACTUAL   EXERCISE      OF      EXERCISE
      PRICES                 OPTIONS       LIFE        PRICE     OPTIONS     PRICE
      -----------------      --------   -----------   --------   --------   --------
      $0.01 to $10.00              60           4.7   $   8.43         46   $   8.05
      $10.01 to $20.00             65           6.7      16.57         32      16.60
      $20.01 to $30.00             42           6.9      22.46         22      22.81
      $30.01 to $40.00             20           6.1      31.98         17      31.91
                             --------                            --------
                                  187           6.0   $  16.90        117   $  16.60
                             ========                            ========

                                              MOVE.COM COMMON STOCK
                             -------------------------------------------------------
                                          OPTIONS                      OPTIONS
                                        OUTSTANDING                  EXERCISABLE
                             ---------------------------------   -------------------
                                         WEIGHTED
                                          AVERAGE     WEIGHTED              WEIGHTED
                              NUMBER     REMAINING    AVERAGE     NUMBER    AVERAGE
      RANGE OF EXERCISE         OF      CONTRACTUAL   EXERCISE      OF      EXERCISE
      PRICES                 OPTIONS       LIFE        PRICE     OPTIONS     PRICE
      -----------------      --------   -----------   --------   --------   --------
      $0.01 to $10.00               1           8.8   $  10.00          1   $  10.00
      $10.01 to $20.00              2           8.9      13.29          1      13.16
      $20.01 to $30.00              3           9.2      23.97         --      24.40
      $30.01 to $40.00             --            --         --         --         --
                             --------                            --------
                                    6           9.0   $  18.59          2   $  13.29
                             ========                            ========

    The weighted-average grant-date fair value of CD common stock options granted during 2000 and 1999 were $9.99 and $11.36, respectively. The weighted-average grant-date fair value of Move.com common stock options granted during 2000 and 1999 were $24.37 and $7.28, respectively. The weighted-average grant-date fair value of CD common stock options granted during 1998, which were repriced with exercise prices equal to and higher than the underlying stock price at the date of repricing, were $19.69 and $18.10, respectively. The weighted-average grant-date fair value of CD common stock options granted during 1998, which were not repriced, was $10.16.

    Had the Company elected to recognize and measure compensation expense for its stock option plans to employees based on the calculated fair value at the grant dates for awards under such plans, consistent with the method prescribed by SFAS No. 123, net income (loss) and per share data would have been as follows:

                                              2000                  1999                  1998
                                       -------------------   -------------------   -------------------
                                          AS        PRO         AS        PRO         AS        PRO
                                       REPORTED    FORMA     REPORTED    FORMA     REPORTED    FORMA
                                       --------   --------   --------   --------   --------   --------
    Net income (loss)                  $   602    $   502     $  (55)    $ (213)   $   540    $   393
    Basic income (loss) per share         0.84       0.70      (0.07)     (0.28)      0.64       0.46
    Diluted income (loss) per share       0.81       0.68      (0.07)     (0.28)      0.61       0.46

    The fair values of the Company's stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted in 2000, 1999 and 1998:

                                                           CD                      MOVE.COM GROUP
                                            ---------------------------------   ---------------------
                                              2000        1999        1998        2000        1999
                                            ---------   ---------   ---------   ---------   ---------
    Dividend yield                                 --          --          --          --          --
    Expected volatility                          55.0%       60.0%       55.0%         --          --
    Risk-free interest rate                       5.0%        6.4%        4.9%        5.2%        6.4%
    Expected holding period (years)               4.7         6.2         6.3         8.5         6.2

    Although the Company generally grants employee stock options at fair value, certain options were granted below fair value during 2000 and 1999. As such, compensation expense is being recognized over the applicable vesting period. The compensation expense recognized during 2000 and 1999 was not material.

    Also during 2000, the Company issued 2 million restricted shares to certain of its employees, with a weighted-average grant-date fair value of $11.95. Deferred compensation of approximately $18 million was recorded, of which approximately $5 million was recognized as compensation expense during 2000.

21. EMPLOYEE BENEFIT PLANS

    The Company sponsors several defined contribution pension plans that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified in the plans. The

    Company's cost for contributions to these plans was $27 million, $30 million and $22 million during 2000, 1999 and 1998, respectively.

    The Company maintains a domestic non-contributory defined benefit pension plan covering certain eligible employees employed prior to July 1, 1997. Additionally, the Company sponsors contributory defined benefit pension plans in certain United Kingdom subsidiaries with participation in the plans at the employees' option. Under both the domestic and foreign plans, benefits are based on an employee's years of credited service and a percentage of final average compensation. The Company's policy for all plans is to contribute amounts sufficient to meet the minimum requirements plus other amounts as deemed appropriate. The projected benefit obligations of the plans were $149 million and $145 million at December 31, 2000 and 1999, respectively. The fair value of the plan assets was $146 million and $147 million at December 31, 2000 and 1999, respectively. The net pension cost and recorded liability were not material to the accompanying Consolidated Financial Statements.

    During 1999, the Company recognized a net curtailment gain of $10 million as a result of the disposition of its Fleet segment and the freezing of pension benefits related to the Company's PHH subsidiary defined benefit pension plan.

22. FINANCIAL INSTRUMENTS

    DERIVATIVES

    The Company performs analyses on an on-going basis to determine that a high correlation exists between the characteristics of derivative instruments and the assets or transactions being hedged.

    The Company enters into interest rate swap agreements to manage the contractual costs of debt financing and certain other interest bearing liabilities, resulting from interest rate movements. The terms of the swap agreements correlate with the maturity and rollover of the hedged items by effectively matching a fixed or floating interest rate with the stipulated interest stream generated from the hedged items.

    At December 31, 1999, the Company had $610 million aggregate notional amount of interest rate swaps outstanding relating to liabilities under management and mortgage programs with weighted average receive and pay rates of 5.57% and 6.29%, respectively. The Company had no outstanding interest rate swaps at December 31, 2000.

    In order to manage its exposure to fluctuations in foreign currency exchange rates, the Company enters into foreign exchange contracts on a selective basis. Such contracts are primarily utilized to hedge intercompany loans to foreign subsidiaries and certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. The Company also hedges certain anticipated transactions denominated in foreign currencies and forecasted earnings of foreign subsidiaries. The principal currency hedged by the Company is the British pound sterling.

    The Company enters into options and futures contracts on U.S. Treasury instruments and mortgage-backed securities to reduce the risk of adverse price fluctuations and interest rate risk associated with its mortgage loans held for sale and anticipated mortgage production arising from commitments issued. The Company is not required to satisfy margin or collateral requirements for any of these financial instruments.

    The Company uses U.S. Treasury instruments, constant maturity treasury floors, LIBOR swaps, interest rate swaps and other derivative instruments to manage the financial impact of potential prepayment activity resulting from interest rate movements and associated with its mortgage servicing rights. The Company is required to deposit cash into margin accounts maintained by counterparties for unrealized losses on futures contracts.

    FAIR VALUE

    The carrying amounts of cash, cash equivalents, accounts receivable, relocation receivables, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

    The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate.

    The carrying amounts and estimated fair values of financial instruments, including derivative financial instruments at December 31, are as follows:

                                                  2000                               1999
                                    --------------------------------   --------------------------------
                                    NOTIONAL/              ESTIMATED   NOTIONAL/              ESTIMATED
                                    CONTRACT    CARRYING     FAIR      CONTRACT    CARRYING     FAIR
                                     AMOUNT      AMOUNT      VALUE      AMOUNT      AMOUNT      VALUE
                                    ---------   --------   ---------   ---------   --------   ---------
    ASSETS
      Cash and cash equivalents     $      --    $  967     $  967     $      --    $1,168     $1,168
      Marketable securities (a)            --       272        272            --       286        286
      Preferred stock
        investments (b)                    --       388        388            --       369        369
    ASSETS UNDER MANAGEMENT AND
     MORTGAGE PROGRAMS
      Mortgage loans held for sale         --       879        909            --     1,112      1,124
      Mortgage servicing rights            --     1,653      1,724            --     1,084      1,202
    DEBT
      Current portion of debt              --        --         --            --       400        402
      Long-term debt                       --     1,948      1,883            --     2,445      2,443
    LIABILITIES UNDER MANAGEMENT
     AND MORTGAGE PROGRAMS
      Debt                                 --     2,040      2,040            --     2,314      2,314
    MANDATORILY REDEEMABLE
     PREFERRED INTEREST IN A
     SUBSIDIARY                            --       375        375            --        --         --
    MANDATORILY REDEEMABLE
     PREFERRED SECURITIES ISSUED
     BY SUBSIDIARY HOLDING SOLELY
     SENIOR DEBENTURES ISSUED BY
     THE COMPANY                           --     1,683        623            --     1,478      1,113
    OFF BALANCE SHEET DERIVATIVES
      Foreign exchange forwards            91         1          1           173        (1)        (1)
    OFF BALANCE SHEET DERIVATIVES
     RELATING TO MANAGEMENT AND
     MORTGAGE PROGRAMS
      ASSETS
      Commitments to fund
        mortgages                       1,940        --         24         1,283        --          1
      Forward delivery
        commitments (c)                 2,776        (6)       (29)        2,434         6         20
      Commitments to complete
        securitizations (c)             1,017        (2)        17           813        --         (2)
      Option contracts                  1,468         4          4           858         3          3
      Treasury futures (d)                 --        --         --           152        --         (5)
      Constant maturity treasury
        floors (d)                      6,105        18        177         4,420        57         13
      Interest rate swaps (d)           1,105        --          6           350        --        (26)
      Principal only swaps (d)            656        --          9           324        --        (15)
      Swaptions                         2,083        69        123            --        --         --
      LIABILITIES
      Interest rate swaps                  --        --         --           610        --          1
      Foreign exchange forwards           161        (1)        (1)           21        --         --

------------------------------
       (a) Realized gains or losses on marketable securities, which the Company classified as available-for-sale, are calculated on a specific identification basis. The Company reported realized gains in other revenues in the Consolidated Statements of Operations of $32 million, $65 million and $27 million in 2000, 1999 and 1998, respectively (which included the change in net unrealized holding gains on trading securities of $8 million and $16 million in 1999 and 1998, respectively).
       (b) It is not practicable to estimate the fair value of the Company's preferred stock investments (with carrying amounts aggregating
            $718 million), other than its investment in Avis Group, because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. Accordingly, amounts represent solely the Company's preferred stock investment in Avis Group.
       (c) Carrying amounts and gains (losses) on mortgage-related positions are already included in the determination of respective carrying amounts and fair values of mortgage loans held for sale. Forward delivery commitments are used to manage price risk on sale of all mortgage loans to end investors, including commitments to complete securitizations on loans held by an unaffiliated buyer.
       (d) Carrying amounts and gains (losses) on mortgage servicing right hedge positions are capitalized and recorded as a component of MSRs. Gains (losses) on such positions are included in the determination of the respective carrying amounts and fair value of MSRs.

    CREDIT RISK AND EXPOSURE

    The Company is exposed to risk in the event of nonperformance by counterparties. The Company manages such risk by periodically evaluating the financial position of counterparties and spreading its positions among multiple counterparties. The Company presently does not anticipate nonperformance by any of the counterparties and no material loss would be expected from such nonperformance. However, in the event of nonperformance, changes in fair value of the hedge instruments would be reflected in the Consolidated Statements of Operations during the period the nonperformance occurred. There were no significant concentrations of credit risk with any individual counterparties or groups of counterparties at December 31, 2000 and 1999.

23. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

    The Company sells receivables in securitizations of its residential mortgage loans and its relocation receivables and may retain the following interests in the securitized receivables: interest-only strips, principal-only strips, one or more subordinated tranches, and servicing rights. Gains or losses on the sale of these securitized receivables depend, in part, on the carrying amount of the financial assets transferred. Gains or losses relating to residential mortgages are allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. Gains or losses relating to relocation receivables are based on the value of the assets sold. The Company generally estimates fair value based upon the present value of expected future cash flows. During 2000, the Company recognized pre-tax gains of $252 million and $1 million on the securitizations of residential mortgage loans and relocation receivables, respectively.

    The Company receives annual servicing fees on residential mortgage loans of approximately 46 basis points of the outstanding balance arising after the investors have received the return for which they contracted. The Company receives servicing fees of approximately 75 basis points of the outstanding balance relating to the relocation receivables. The investors have no recourse to the Company's other assets for failure of debtors to pay when due. In certain cases, the Company's retained interests are subordinate to the investors' interests. The value of these retained interests is subject to the prepayment and interest rate risks of the transferred financial assets.

    Key economic assumptions used during 2000 to measure the fair value of the Company's retained interests at the time of securitization were as follows:

                                                           RESIDENTIAL MORTGAGE LOANS
                                                         ------------------------------
                                                         MORTGAGE-BACKED                     RELOCATION
                                                           SECURITIES           MSRS         RECEIVABLES
                                                         ---------------      ---------      -----------
    Weighted-average life (in years)                          7.7 - 9.1       1.7 - 9.8          .1 - .3

    Prepayment speed (annual rate)                               9 - 11%         7 - 27%              --%

    Discount rate (annual rate)                                  6 - 16%         7 - 14%               8%

    Key economic assumptions used in subsequently measuring the fair value of the Company's retained interests at December 31, 2000 and the effect on the fair value of those interests from adverse changes in those assumptions are as follows:

                                                              RESIDENTIAL MORTGAGE
                                                                      LOANS
                                                            -------------------------
                                                            MORTGAGE-
                                                              BACKED                       RELOCATION
                                                            SECURITIES       MSRS(A)       RECEIVABLES
                                                            ----------      ---------      -----------
    Fair value of retained interests                        $     138       $   1,409         $    131

    Weighted-average life (in years)                              5.9             6.4              0.2

    PREPAYMENT SPEED (ANNUAL RATE)                             6 - 27%        15 - 39%              --%

    Impact of 10% adverse change                            $     (7)       $    (51)         $     --

    Impact of 20% adverse change                                 (11)            (97)               --

    DISCOUNT RATE (ANNUAL RATE)                                6 - 15%            8.2%           8 - 9%

    Impact of 10% adverse change                            $     (5)       $    (46)         $     --

    Impact of 20% adverse change                                  (9)            (87)              (1)

    WEIGHTED AVERAGE YIELD TO MATURITY

    Impact of 10% adverse change                            $      --       $      --         $    (1)

    Impact of 20% adverse change                                   --              --              (2)

    ----------------------------

       (a)  Excludes fair value of MSR hedge position of $315 million.

    These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities.

    The following table summarizes cash flow activity between securitization trusts and the Company during 2000:

                                                                RESIDENTIAL     RELOCATION
                                                              MORTGAGE LOANS    RECEIVABLES
                                                              ---------------   -----------
    Proceeds from new securitizations                         $        21,937   $    1,420

    Proceeds from collections reinvested in securitization                 --        2,322

    Servicing fees received                                               228            4

    Other cash flows received on retained interests(a)                     22          131

    Purchases of delinquent or forecasted loans                           (95)          --

    Servicing advances                                                   (352)          --

    Repayment of servicing advances                                       331           --

    Cash received upon release of reserve account                          --            2

    ----------------------------

       (a) Represents cash flows received on retained interests other than servicing fees.

    The following table presents information about delinquencies and components of securitized and other managed assets for 2000:

                                                                                PRINCIPAL AMOUNT
                                                              TOTAL PRINCIPAL   60 DAYS OR MORE
                                                                  AMOUNT          PAST DUE(A)
                                                              ---------------   ----------------
    Residential mortgage loans                                $       82,187    $            773
    Relocation receivables                                               879                  20
                                                              --------------    ----------------
    Total securitized and other managed assets                $       83,066    $            793
                                                              ==============    ================
    Comprised of:
    Assets securitized(b)                                     $       81,868
    Assets held for sale or securitization                               811
    Assets held in portfolio                                             387

    ----------------------------

       (a) Amounts are based on total securitized and other managed assets at December 31, 2000.

       (b) Represents the principal amounts of the assets. All retained interests in securitized assets have been excluded from the table.

24. RELATED PARTY TRANSACTIONS

    NRT INCORPORATED

    The Company maintains a relationship with NRT, a corporation created to acquire residential real estate brokerage firms. During 1999, the Company executed new agreements with NRT, which among other things, increased the term of each of the three franchise agreements under which NRT operates from 40 years to 50 years. NRT is party to other agreements and arrangements with the Company. Under these agreements, the Company acquired $182 million of NRT preferred stock, of which $24 million will be convertible, at the Company's option, upon the occurrence of certain events, into no more than 50% of NRT's common stock. The Company also acquired an additional
    $50 million of NRT preferred stock in 2000. During 2000 and 1999, approximately $21 million and $8 million of the preferred dividend income increased the basis of the underlying preferred stock investment. Additionally, the Company sold $1 million and $2 million of its convertible preferred interest and recognized a gain of $10 million and $20 million during 2000 and 1999, respectively, which is also included in other revenue in the Consolidated Statements of Operations. Accordingly, at December 31, 2000, the Company owned $258 million of NRT preferred stock. The Company recognized preferred dividend income of $17 million, $16 million and $15 million during 2000, 1999 and 1998, respectively, which is included in other revenue in the Consolidated Statements of Operations. The Company accounts for this preferred stock investment using the cost method. During 2000, 1999 and 1998, total franchise royalties earned by the Company from NRT and its predecessors were $198 million, $172 million and $122 million, respectively. Certain officers of the Company serve on the Board of Directors of NRT.

    The Company, at its election, will participate in NRT's acquisitions by acquiring up to an aggregate $946 million (plus an additional $500 million if certain conditions are met) of intangible assets, and in some cases mortgage operations of real estate brokerage firms acquired by NRT. As of December 31, 2000, the Company acquired $607 million of such mortgage operations and intangible assets, primarily franchise agreements associated with real estate brokerage companies acquired by NRT, which brokerage companies will become subject to the NRT 50-year franchise agreements. In February 1999, NRT and the Company entered into an agreement under which the Company has made upfront payments of $35 million to NRT for services to be provided by NRT to the Company related to the identification of potential acquisition candidates, the negotiation of agreements and other services in connection with future brokerage acquisitions by NRT. Such fee is refundable in the event the services are not provided.

    The Company has the option to purchase from an investor group in NRT
    6.6 million shares of NRT common stock for $20 million. The option is exercisable from August 11, 2002 to December 5, 2005 and conditional upon the investor group receiving an aggregate payment of $166 million from NRT on August 11, 2002. To exercise the option prior to August 11, 2002, the Company would be required to satisfy NRT's obligation to pay this distribution. In addition, if NRT is unable to make the distribution to the investor group on August 11, 2002, the Company would be required to make the payment to the investor group on behalf of NRT and would receive additional preferred stock securities in NRT.

    AVIS GROUP HOLDINGS, INC.

    The Company continues to maintain a common equity interest in Avis Group. During 1999 and 1998, the Company sold approximately 2 million and 1 million shares, respectively, of Avis Group common stock and recognized a pre-tax gain of approximately $11 million and $18 million, respectively, which is included in other revenue in the Consolidated Statements of Operations. During 2000, 1999 and 1998, the Company recorded its equity in the earnings of Avis Group of $17 million, $18 million and $14 million, respectively, as a component of other revenue in the Consolidated Statements of Operations. At December 31, 2000, the Company's common equity interest in Avis Group was approximately 18%.

    In connection with the Company's disposition of its Fleet segment during 1999, the Company received as part of the total consideration, $360 million of non-voting convertible preferred stock in a subsidiary of Avis Group. During 2000 and 1999, the Company received dividends of $19 million and $9 million, respectively, which increased the basis of the underlying preferred stock investment. Such amount is included as a component of other revenue in the Consolidated Statements of Operations. At December 31, 2000, the Company accounts for its convertible preferred stock investment as an available for sale security. Conversion of the convertible preferred stock is at the Company's option subject to earnings and stock price thresholds with specified intervals of time. As of December 31, 2000, the conversion conditions have not been satisfied.

    The Company licenses its Avis trademark to Avis Group pursuant to a 50-year master license agreement and receives royalty fees based upon 4% of Avis Group revenue, escalating to 4.5% of Avis Group revenue over a 5-year period. During 2000, 1999 and 1998, total franchise royalties earned by the Company from Avis Group were $103 million, $102 million and $92 million, respectively. In addition, the Company operates the telecommunications and computer processing system, which services Avis Group for reservations, rental agreement processing, accounting and fleet control, for which the Company charges Avis Group at cost. As of December 31, 2000 and 1999, the Company had accounts receivable of $49 million and $34 million, respectively, due from Avis Group. Certain officers of the Company serve on the Board of Directors of Avis Group.

    Summarized historical financial information for Avis Group is presented as follows:

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2000       1999
                                                                  --------   --------
    Revenues                                                       $4,244     $3,333
    Vehicle depreciation and lease charges, net                     1,695      1,175
    Other expenses                                                  2,333      1,992
                                                                   ------     ------
    Income before provision for income taxes                          216        166
    Provision for income taxes                                         95         73
                                                                   ------     ------
    Net income                                                     $  121     $   93
                                                                   ======     ======

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2000       1999
                                                                  --------   --------
    Vehicles, net                                                  $6,967     $6,501
    Other assets                                                    3,447      4,577
    Vehicle related debt and preferred membership interest          7,122      7,069
    Other liabilities                                               2,147      2,977

25. SEGMENT INFORMATION

    Management evaluates each segment's performance based upon a modified earnings before interest, income taxes, depreciation and amortization and minority interest calculation. For this purpose,

    Adjusted EBITDA is defined as earnings before non-operating interest, income taxes, depreciation and amortization and minority interest, adjusted to exclude certain items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. The Company determined its operating segments based primarily on the types of services it provides, the consumer base to which marketing efforts are directed and the methods used to sell services.

    As of January 1, 2000, the Company refined its corporate overhead allocation method. Expenses that were previously allocated among segments based upon a percentage of revenue are now recorded by each specific segment if the expense is primarily associated with that segment. The Company determined this refinement to be appropriate subsequent to the completion of the Company's divestiture plan and based upon the composition of its business units in 2000.

    A description of the services provided within each of the Company's reportable operating segments is as follows:

    TRAVEL

    Travel services include the franchising of lodging properties and car rental locations, as well as vacation and timeshare exchange services. As a franchiser of guest lodging facilities and car rental agency locations, the Company licenses the independent owners and operators of hotels and car rental agencies to use its brand names. Operation and administrative services are provided to franchisees, which include access to a national reservation system, national advertising and promotional campaigns, co-marketing programs and volume purchasing discounts. As a provider of vacation and timeshare exchange services, the Company enters into affiliation agreements with resort property owners/developers to allow owners of weekly timeshare intervals to trade their owned weeks with other subscribers. In addition, the Company provides publications and other travel-related services to both developers and subscribers.

    REAL ESTATE FRANCHISE

    The Company licenses the owners and operators of independent real estate brokerage businesses to use its brand names. Operational and administrative services are provided to franchisees, which are designed to increase franchisee revenue and profitability. Such services include advertising and promotions, referrals, training and volume purchasing discounts.

    INSURANCE/WHOLESALE

    Insurance/Wholesale markets and administers competitively priced insurance products, primarily accidental death and dismemberment insurance and term life insurance. The Company also provides services, such as checking account enhancement packages, various financial products and discount programs to financial institutions, which, in turn, provide these services to their customers. The Company affiliates with financial institutions, including credit unions and banks, to offer their respective customer bases such products and services.

    RELOCATION

    Relocation services are provided to client corporations for the transfer of their employees. Such services include appraisal, inspection and selling of transferees' homes, providing equity advances to transferees (generally guaranteed by the corporate customer), purchasing of a transferee's home which is sold within a specified time period for a price that is at least equivalent to the appraised value, certain home management services, assistance in locating a new home for the transferee at the transferee's destination, consulting services and other related services.

    The transferee's home is purchased under a contract of sale and the Company obtains a deed to the property; however, it does not generally record the deed or transfer title. Transferring employees are provided equity advances on the home based on their ownership equity of the appraised home value. The mortgage is generally retired concurrently with the advance of the equity and the purchase of the home. Based on its client agreements, the Company is given parameters under which it negotiates for the ultimate sale of the home. The gain or loss on resale is generally borne by the client corporation. In certain transactions, the Company will assume the risk of loss on the sale of homes; however, in such transactions, the Company will control all facets of the resale process, thereby, limiting its exposure.

    MORTGAGE

    Mortgage services primarily include the origination, sale and servicing of residential mortgage loans. The Company markets a variety of mortgage products to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and other mortgage banks. Mortgage services customarily sell all mortgages it originates to investors (which include a variety of institutional investors) either as individual loans, as mortgage-backed securities or as participation certificates issued or guaranteed by Fannie Mae, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association while generally retaining mortgage servicing rights. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, and otherwise administering the Company's mortgage loan servicing portfolio.

    MOVE.COM GROUP

    Move.com Group provides a broad range of quality relocation, real estate, and home-related products and services through its flagship portal site, move.com, and the move.com network. The Move.com Group integrates and enhances the online efforts of the Company's residential real estate brand names and those of the Company's other real estate business units.

    DIVERSIFIED SERVICES

    The Company also derives revenues from providing a variety of other consumer and business products and services which include the Company's tax preparation services franchise, information technology services, car parking services, welcoming packages to new homeowners, and other consumer-related services.

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

    YEAR ENDED DECEMBER 31, 2000

                                                                         REAL ESTATE   INSURANCE/
                                                         TRAVEL(A)        FRANCHISE    WHOLESALE    RELOCATION
                                                     -----------------   -----------   ----------   ----------
    Net revenues(d)                                       $ 1,243           $  593      $   574       $   448
    Adjusted EBITDA                                           564              430          177           142
    Depreciation and amortization                             103               59           23            20
    Segment assets                                          3,221            2,235          454           583
    Capital expenditures                                       39                5           31            12

                                                             MOVE.COM    DIVERSIFIED
                                                  MORTGAGE    GROUP     SERVICES(B)(C)    TOTAL
                                                  --------   --------   --------------   --------
    Net revenues(d)                               $   423    $    59       $   590       $  3,930
    Adjusted EBITDA                                   180        (94)          144          1,543
    Depreciation and amortization                      23          6            96            330
    Segment assets                                  3,304         74         4,645         14,516
    Capital expenditures                               21         18            91            217

    YEAR ENDED DECEMBER 31, 1999

                                                                REAL ESTATE   INSURANCE/
                                                    TRAVEL(A)    FRANCHISE    WHOLESALE    RELOCATION
                                                    ---------   -----------   ----------   ----------
    Net revenues(d)                                 $   1,239     $     571    $    575    $      415
    Adjusted EBITDA                                       593           424         180           122
    Depreciation and amortization                          99            59          19            17
    Segment assets                                      3,204         2,102         393         1,033
    Capital expenditures                                   55            --          19            21

                                                    MOVE.COM    DIVERSIFIED
                                         MORTGAGE    GROUP     SERVICES(B)(C)    FLEET       TOTAL
                                         --------   --------   --------------   --------   ----------
    Net revenues(d)                      $    397   $     18     $    1,099     $    207   $    4,521
    Adjusted EBITDA                           182        (22)           223           81        1,783
    Depreciation and amortization              19          2            117           15          347
    Segment assets                          2,817         22          4,960           --       14,531
    Capital expenditures                       48          2             86           23          254

    YEAR ENDED DECEMBER 31, 1998

                                                               REAL ESTATE   INSURANCE/
                                                   TRAVEL(A)    FRANCHISE    WHOLESALE    RELOCATION
                                                   ---------   -----------   ----------   ----------
    Net revenues(d)                                $  1,163      $     456    $    544    $      444
    Adjusted EBITDA                                     552            349         138           125
    Depreciation and amortization                        90             53          14            17
    Segment assets                                    2,789          2,014         372         1,130
    Capital expenditures                                 81              6          17            70

                                                      MOVE.COM   DIVERSIFIED
                                           MORTGAGE    GROUP      SERVICES      FLEET       TOTAL
                                           --------   --------   -----------   --------   ----------
    Net revenues(d)                        $    353   $     10    $  1,108     $    387   $    4,465
    Adjusted EBITDA                             188          1         120          174        1,647
    Depreciation and amortization                 9          2          96           22          303
    Segment assets                            3,504          9       4,532        4,697       19,047
    Capital expenditures                         36          1          62           58          331

    ----------------------------

      (a) Net revenues and Adjusted EBITDA include the equity in earnings from the Company's investment in Avis Group of $17 million, $18 million and $14 million in 2000, 1999 and 1998, respectively. Net revenues and Adjusted EBITDA for 1999 and 1998 include a pre-tax gain of $11 million and $18 million, respectively, as a result of the sale of a portion of the Company's equity interest. Segment assets include such equity method investment in the amount of $132 million, $118 million and $139 million at December 31, 2000, 1999 and 1998, respectively.

      (b) Segment assets include the Company's equity investment of $1 million and $17 million in Entertainment Publication, Inc. at December 31, 2000 and 1999, respectively.

      (c) Net revenues include gains of $33 million and $23 million during 2000 and 1999, respectively, on the sales of car parking facilities.

      (d) Inter-segment net revenues were not significant to the net revenues of any one segment.

    Provided below is a reconciliation of Adjusted EBITDA to income (loss) before income taxes and minority interest.

                                                                     YEAR ENDED DECEMBER 31,
                                                                  ------------------------------
                                                                    2000       1999       1998
                                                                  --------   --------   --------
    Adjusted EBITDA                                               $  1,543   $  1,783   $  1,647
    Depreciation and amortization                                     (330)      (347)      (303)
    Other (charges) credits:
      Restructuring and other unusual charges                          (89)       (25)        67
      Investigation-related costs                                      (23)       (21)       (33)
      Litigation settlement and related costs                           21     (2,894)      (351)
      Termination of proposed acquisitions                              --         (7)      (433)
      Executive terminations                                            --         --        (53)
      Investigation-related financing costs                             --         --        (35)
    Interest, net                                                     (145)      (196)      (112)
    Net gain (loss) on dispositions of businesses                       (8)       967         --
                                                                  --------   --------   --------
    Income (loss) before income taxes and minority interest       $    969   $   (740)  $    394
                                                                  ========   ========   ========

    The geographic segment information provided below is classified based on the geographic location of the Company's subsidiaries.

                                                         UNITED     UNITED    ALL OTHER
                                                         STATES    KINGDOM    COUNTRIES     TOTAL
                                                        --------   --------   ---------    --------
    2000
    Net revenues                                        $  3,226   $    500    $     204   $  3,930
    Assets                                                12,470      1,924          122     14,516
    Net property and equipment                               600        637           36      1,273

    1999
    Net revenues                                        $  3,482   $    748    $     291   $  4,521
    Assets                                                11,104      3,215          212     14,531
    Net property and equipment                               522        723           34      1,279

    1998
    Net revenues                                        $  3,458   $    696    $     311   $  4,465
    Assets                                                15,081      3,707          259     19,047
    Net property and equipment                               591        768           19      1,378

26. SELECTED QUARTERLY FINANCIAL DATA--(UNAUDITED)

    Provided below is the selected unaudited quarterly financial data for 2000 and 1999. The underlying diluted per share information is calculated from the weighted average common and common stock equivalents outstanding during each quarter, which may fluctuate based on quarterly income levels, market prices, and share repurchases. Therefore, the sum of the quarters per share information may not equal the total year amounts presented on the Consolidated Statements of Operations.

                                                                          2000
                                                         ---------------------------------------
                                                         FIRST(A)   SECOND   THIRD(B)    FOURTH
                                                         --------   ------   --------   --------
    Net revenues                                         $    945   $  973   $  1,044   $    968
                                                         --------   ------   --------   --------

    Income from continuing operations                    $    111   $  151   $    188   $    126
    Income (loss) from discontinued operations, net of
      tax(g)                                                   16       24         26         18
    Extraordinary loss, net of tax                             (2)      --         --         --
    Cumulative effect of accounting change, net of tax        (56)      --         --         --
                                                         --------   ------   --------   --------
    Net income                                           $     69   $  175   $    214   $    144
                                                         ========   ======   ========   ========
    CD common stock per share information:
      Basic
        Income from continuing operations                $   0.15   $ 0.21   $   0.26   $   0.17
        Net income                                       $   0.10   $ 0.25   $   0.30   $   0.20
        Weighted average shares                               717      722        725        731
      Diluted
        Income from continuing operations                $   0.15   $ 0.21   $   0.25   $   0.17
        Net income                                       $   0.09   $ 0.24   $   0.29   $   0.20
        Weighted average shares                               751      762        759        757
    Move.com common stock per share information:
      Basic and Diluted
        Loss from continuing operations                             $(0.67)  $  (0.55)  $  (0.54)
        Net loss                                                    $(0.67)  $  (0.55)  $  (0.54)
        Weighted average shares                                          4          4          3
    CD common stock market prices:
        High                                             $24 5/16   $18 3/4  $ 14 7/8   $12 9/16
        Low                                              $16 3/16   $12 5/3  $ 10 5/8   $  8 1/2

                                                                            1999
                                                         -------------------------------------------
                                                         FIRST(C)   SECOND(D)   THIRD(E)   FOURTH(F)
                                                         --------   ---------   --------   ---------
    Net revenues                                          $1,102    $   1,171   $  1,154    $  1,094
                                                          ------    ---------   --------    --------
    Income (loss) from continuing operations              $  167    $     846   $    233    $ (1,579)
    Income (loss) from discontinued operations, net of
     tax(g)                                                  195           16        (31)         98
                                                          ------    ---------   --------    --------
    Net income (loss)                                     $  362    $     862   $    202    $ (1,481)
                                                          ======    =========   ========    ========
    CD common stock per share information:
      Basic
        Income (loss) from continuing operations          $ 0.21    $    1.10   $   0.32    $  (2.22)
        Net income (loss)                                 $ 0.45    $    1.12   $   0.28    $  (2.08)
        Weighted average shares                              800          770        726         711
      Diluted
        Income (loss) from continuing operations          $ 0.20    $    1.03   $   0.30    $  (2.22)
        Net income (loss)                                 $ 0.43    $    1.05   $   0.26    $  (2.08)
        Weighted average shares                              854          824        780         711

    CD common stock market prices:
        High                                             2$2 7/16   $  20 3/4   $ 22 5/8    $26 9/16
        Low                                              1$5 5/16   $  15 1/2   $     17    $14 9/16

-------------------------------
(a) Includes (i) a restructuring charge of $57 million ($38 million, after tax or $0.05 per diluted share) in connection with various strategic initiatives and (ii) a non-cash credit of $41 million ($26 million, after tax or $0.03 per diluted share) in connection with an adjustment to the PRIDES settlement.

(b) Includes (i) a gain of $35 million ($35 million, after tax or $0.05 per diluted share) resulting from the recognition of a portion of the Company's previously recorded deferred gain from the sale of its fleet businesses, (ii) a charge of $20 million ($12 million, after tax or $0.02 per diluted share) in connection with litigation asserting claims associated with accounting irregularities in the former business units of CUC and outside of the principal common stockholder class action lawsuit and (iii) $3 million ($2 million, after tax) of losses in connection with the postponement of the initial public offering of Move.com common stock.

(c) Includes (i) a charge of $7 million ($4 million, after tax or $0.01 per diluted share) in connection with the termination of a proposed acquisition and (ii) a $1 million ($1 million, after tax) gain on the sale of a Company subsidiary.

(d) Includes (i) a net gain of $716 million ($688 million, after tax or $0.83 per diluted share) related to the dispositions of businesses and (ii) a charge of $23 million ($15 million, after tax or $0.02 per diluted share) in the connection with the transition of the Company's lodging franchisees to a Company sponsored property management system.

(e) Includes (i) a net gain of $83 million ($32 million after tax, or $0.04 per diluted share) related to the dispositions of businesses and (ii) a charge of $5 million ($3 million, after tax) principally related to the consolidation of European call centers in Ireland.

(f) Includes (i) a charge of $2,894 million ($1,839 million, after tax or $2.59 per diluted share) associated with the agreement to settle the principal common stockholder class action lawsuit, (ii) a net gain of $168 million ($72 million, after tax or $0.10 per diluted share) related to the dispositions of businesses and (iii) a $2 million ($1 million, after tax) credit associated with changes to the estimate of a previously recorded restructuring charge.

(g)    Includes the after tax results of discontinued operations and the gain
       (loss) on disposal of discontinued operations.

27. SUBSEQUENT EVENTS

    DEBT ISSUANCES

    CONVERTIBLE SENIOR NOTES. During February and March 2001, the Company issued $1.2 billion and $246 million, respectively, aggregate principal amount at maturity of zero coupon convertible senior notes to qualified institutional buyers in a private offering for aggregate gross proceeds of approximately $900 million. The notes mature in 2021 and bear interest at 2.5%. The Company will not make periodic payments of interest on the notes, but may be required to make nominal cash payments in specified circumstances. Each $1,000 principal amount at maturity will be convertible, subject to satisfaction of specific contingencies, into 33.4 shares of CD common stock.

    MEDIUM-TERM NOTES. During January 2001, PHH issued $650 million of medium-term notes under its existing shelf registration statement. These notes bear interest at a rate of 8 1/8% per annum and mature in February 2003.

    DEBT REDEMPTION

    During February 2001, the Company made a principal payment of $250 million to extinguish its outstanding borrowings under its existing term loan facility.

    CREDIT FACILITIES

    On February 22, 2001, the Company, through its PHH subsidiary, renewed its $750 million syndicated revolving credit facility, which was due in 2001. The new facility bears interest at LIBOR plus an applicable margin, as defined in the agreement, and terminates on February 21, 2002. The Company is required to pay a per annum utilization fee of .25% if usage under the facility exceeds 25% of aggregate committments. Under the new facility, any loans outstanding as of February 21, 2002 may be converted into a term loan with a final maturity of February 21, 2003.

    On February 22, 2001, the Company entered into a $650 million term loan agreement with terms similar to its other revolving credit facilities. This term loan amortizes in three equal installments on August 22, 2002, May 22, 2003 and February 22, 2004. Borrowings under this facility bear interest at LIBOR plus a margin of 125 basis points.

    PRIDES

    On February 16, 2001, the purchase contracts underlying all PRIDES settled. Pursuant to the settlement, the Company agreed to issue approximately
    61 million shares of its CD common stock in satisfaction of its obligation to deliver common stock to beneficial owners of the PRIDES.

    CD COMMON STOCK

    During February and March 2001, the Company issued 40 million and 6 million shares of its CD common stock, respectively, at $13.20 per share for aggregate proceeds of approximately $607 million.

                            ------------------------

EXHIBITS:

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
       3.1              Amended and Restated Certificate of Incorporation of the
                          Company (Incorporated by reference to Exhibit 4.1 to the
                          Company's Post Effective Amendment No. 2 on Form S-8
                          dated December 17, 1997 to the Registration Statement on
                          Form S-4, Registration No. 333-34517, dated August 28,
                          1997)

       3.2              Amended and Restated By-Laws of the Company (Incorporated by
                          reference to Exhibit 3.1 to the Company's Current Report
                          on Form 8-K dated August 4, 1998)

       4.1              Form of Stock Certificate

       4.2              Indenture dated as of February 11, 1997, between CUC
                          International Inc. and Marine Midland Bank, as trustee
                          (Incorporated by reference to Exhibit 4(a) to the
                          Company's Current Report on Form 8-K dated February 13,
                          1997)

       4.3(a)           Indenture dated February 24, 1998 between the Company and
                          The Bank of Nova Scotia Trust Company of New York, as
                          Trustee (Incorporated by reference to Exhibit 4.2 to the
                          Company's Registration Statement on Form S-3, Registration
                          No. 333-45227, dated January 29, 1998)

       4.3(b)           Global Note (Incorporated by reference to Exhibit 4.1 to the
                          Company's Current Report on Form 8-K dated December 4,
                          1998)

       4.4(a)           Indenture dated November 6, 2000 between PHH Corporation and
                          Bank One Trust Company, N.A., as Trustee (Incorporated by
                          reference to Exhibit 4.0 to PHH Corporation's Current
                          Report on Form 8-K dated December 12, 2000)

       4.4(b)           Supplemental Indenture No. 1 dated November 6, 2000 between
                          PHH Corporation and Bank One Trust Company, N.A., as
                          Trustee (Incorporated by reference to Exhibit 4.1 to PHH
                          Corporation's Current Report on Form 8-K dated
                          December 12, 2000)

       4.4(c)           Supplemental Indenture No. 2 dated January 30, 2001 between
                          PHH Corporation and Bank One Trust Company, N.A., as
                          Trustee (Incorporated by reference to Exhibit 4.1 to PHH
                          Corporation's Current Report on Form 8-K dated
                          February 8, 2001)

       4.5              Indenture dated February 13, 2001 between the Company and
                          The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 20, 2001)

       4.6              Purchase Agreement (including as Exhibit A the form of the
                          Warrant for the Purchase of Shares of Common Stock), dated
                          December 15, 1999, between Cendant Corporation and Liberty
                          Media Corporation (Incorporated by reference to
                          Exhibit 4.11 to the Company's Annual Report on Form 10-K
                          for the year ended December 31, 1999)

       4.7              Resale Registration Rights Agreement dated as of
                          February 13, 2001 between the Company and Lehman Brothers
                          Inc.

      10.1(a)           Agreement with Henry R. Silverman, dated June 30, 1996 and as amended through December 17, 1997 (Incorporated by
                          reference to Exhibit 10.6 to the Company's Registration
                          Statement on Form S-4, Registration No. 333-34517 dated
                          August 28, 1997)

      10.1(b)           Amendment to Agreement with Henry R. Silverman, dated
                          December 31, 1998 (Incorporated by reference to
                          Exhibit 10.1(b) to the Company's Annual Report on Form
                          10-K for the year ended December 31, 1998)

      10.1(c)           Amendment to Agreement with Henry R. Silverman, dated August
                          2, 1999 (Incorporated by reference to Exhibit 10.1(c) to
                          the Company's Annual Report on Form 10-K for the year
                          ended December 31, 1999)

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
      10.1(d)           Amendment to Agreement with Henry R. Silverman, dated May
                          15, 2000 (Incorporated by reference to Exhibit 10.1 to the
                          Company's Quarterly Report on Form 10-Q for the period
                          ended September 30, 2000)

      10.2(a)           Agreement with Stephen P. Holmes, dated September 12, 1997
                          (Incorporated by reference to Exhibit 10.7 to the
                          Company's Registration Statement on Form S-4, Registration
                          No. 333-34517 dated August 28, 1997)

      10.2(b)           Amendment to Agreement with Stephen P. Holmes, dated January
                          11, 1999 (Incorporated by reference to Exhibit 10.2(b) to
                          the Company's Annual Report on Form 10-K for the year
                          ended December 31, 1998)

      10.3(a)           Agreement with James E. Buckman, dated September 12, 1997
                          (Incorporated by reference to Exhibit 10.9 to the
                          Company's Registration Statement on Form S-4, Registration
                          No. 333-34517 dated August 28, 1997)

      10.3(b)           Amendment to Agreement with James E. Buckman, dated January
                          11, 1999 (Incorporated by reference to Exhibit 10.4(b) to
                          the Company's Annual Report on Form 10-K for the year
                          ended December 31, 1998)

      10.4              Agreement with Richard A. Smith, dated September 3, 1998

      10.5              Agreement with John W. Chidsey, amended and restated March
                          8, 2000

      10.6              Agreement with Samuel L. Katz, amended and restated June 5,
                          2000

      10.7(a)           1987 Stock Option Plan, as amended (Incorporated by
                          reference to Exhibit 10.16 to the Company's Form 10-Q for
                          the period ended October 31, 1996)

      10.7(b)           Amendment to 1987 Stock Option Plan dated January 3, 2001

      10.8              1990 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.17 to the Company's Quarterly
                          Report on Form 10-Q for the period ended October 31, 1996)

      10.9              1992 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.18 to the Company's Quarterly
                          Report on Form 10-Q for the period ended October 31, 1996)

      10.10             1994 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.19 to the Company's Quarterly
                          Report on Form 10-Q for the period ended October 31, 1996)

      10.11(a)          1997 Stock Option Plan (Incorporated by reference to Exhibit
                          10.23 to the Company's Quarterly Report on Form 10-Q for
                          the period ended April 30, 1997)

      10.11(b)          Amendment to 1997 Stock Option Plan dated January 3, 2001

      10.12(a)          1997 Stock Incentive Plan (Incorporated by reference to
                          Appendix E to the Joint Proxy Statement/ Prospectus
                          included as part of the Company's Registration Statement
                          on Form S-4, Registration No. 333-34517 dated August 28,
                          1997)

      10.12(b)          Amendment to 1997 Stock Incentive Plan dated March 27, 2000

      10.12(c)          Amendment to 1997 Stock Incentive Plan dated March 28, 2000

      10.12(d)          Amendment to 1997 Stock Incentive Plan dated January 3, 2001

      10.13(a)          HFS Incorporated's Amended and Restated 1993 Stock Option
                          Plan (Incorporated by reference to Exhibit 4.1 to HFS
                          Incorporated's Registration Statement on Form S-8,
                          Registration No. 33-83956)

      10.13(b)          First Amendment to the Amended and Restated 1993 Stock
                          Option Plan dated May 5, 1995 (Incorporated by reference
                          to Exhibit 4.1 to HFS Incorporated's Registration
                          Statement on Form S-8, Registration No. 33-094756)

      10.13(c)          Second Amendment to the Amended and Restated 1993 Stock
                          Option Plan dated January 22, 1996 (Incorporated by
                          reference to Exhibit 10.21(b) to HFS Incorporated's Annual
                          Report on Form 10-K for the year ended December 31, 1995)

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
      10.13(d)          Third Amendment to the Amended and Restated 1993 Stock
                          Option Plan dated January 22, 1996 (Incorporated by
                          reference to Exhibit 10.21(c) to HFS Incorporated's Annual
                          Report on Form 10-K for the year ended December 31, 1995)

      10.13(e)          Fourth Amendment to the Amended and Restated 1993 Stock
                          Option Plan dated May 20, 1996 (Incorporated by reference
                          to Exhibit 4.5 to HFS Incorporated's Registration
                          Statement on Form S-8, Registration No. 333-06733)

      10.13(f)          Fifth Amendment to the Amended and Restated 1993 Stock
                          Option Plan dated July 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated's Annual Report on
                          Form 10-K for the year ended December 31, 1995)

      10.13(g)          Sixth Amendment to the Amended and Restated 1993 Stock
                          Option Plan dated September 24, 1996 (Incorporated by
                          reference to Exhibit 10.21(e) to HFS Incorporated's Annual
                          Report on Form 10-K for the year ended December 31, 1995)

      10.13(h)          Seventh Amendment to the Amended and Restated 1993 Stock
                          Option Plan dated as of April 30, 1997 (Incorporated by
                          reference to Exhibit 10.17(g) to the Company's Annual
                          Report on Form 10-K for the year ended December 31, 1999)

      10.13(i)          Eighth Amendment to the Amended and Restated 1993 Stock
                          Option Plan dated as of May 27, 1997 (Incorporated by
                          reference to Exhibit 10.17(h) to the Company's Annual
                          Report on Form 10-K for the year ended December 31, 1997)

      10.14             HFS Incorporated's 1992 Incentive Stock Option Plan and Form
                          of Stock Option Agreement (Incorporated by reference to
                          Exhibit 10.6 to HFS Incorporated's Registration Statement
                          on Form S-1, Registration No. 33-51422)

      10.15             1992 Employee Stock Plan (Incorporated by reference to
                          Exhibit 4.1 to the Company's Registration Statement on
                          Form S-8, Registration No. 333-45183, dated January 29,
                          1998)

      10.16             Deferred Compensation Plan (Incorporated by reference to
                          Exhibit 10.15 to the Company's Annual Report on Form 10-K
                          for the year ended December 31, 1998)

      10.17             Cendant Corporation Move.com Group 1999 Stock Option Plan

      10.18             Agreement and Plan of Merger, by and among HFS Incorporated,
                          HJ Acquisition Corp. and Jackson Hewitt, Inc., dated as of
                          November 19, 1997. (Incorporated by reference to Exhibit
                          10.1 to HFS Incorporated's Current Report on Form 8-K
                          dated August 14, 1997)

      10.19             Form of Underwriting Agreement for Debt Securities
                          (Incorporated by reference to Exhibit 1.1 to the Company's
                          Registration Statement on Form S-3, Registration
                          No. 333-45227, dated January 29, 1998)

      10.20             Registration Rights Agreement dated as of February 11, 1997, between CUC International Inc. and Goldman, Sachs & Co.
                          (for itself and on behalf of the other purchasers party
                          thereto) (Incorporated by reference to Exhibit 4(b) to the
                          Company's Current Report on Form 8-K dated February 13,
                          1997)

      10.21             Agreement and Plan of Merger between CUC International Inc.
                          and HFS Incorporated, dated as of May 27, 1997
                          (Incorporated by reference to Exhibit 2.1 to the Company's
                          Current Report on Form 8-K dated May 29, 1997)

      10.22(a)          Five Year Competitive Advance and Revolving Credit Facility
                          Agreement, dated as of October 2, 1996, among the Company, the several banks and other financial institutions from
                          time to time parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to
                          Exhibit (b)(1) to the Company's Schedule 14-D1 dated
                          January 27, 1998)

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
      10.22(b)          Amendment, dated as of October 30, 1998, to the Five Year
                          Competitive Advance and Revolving Credit Agreement, dated
                          as of October 2, 1998, among the Company, the financial
                          institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to
                          Exhibit 10.1 to the Company's Current Report on Form 8-K
                          dated November 5, 1998)

      10.22(c)          Amendment, dated as of February 4, 1999, to the Five Year
                          Competitive Advance and Revolving Credit Agreement and the
                          364-Day Competitive Advance and Revolving Credit Agreement
                          among the Company, the lenders therein and The Chase
                          Manhattan Bank, as Administrative Agent (Incorporated by
                          reference to Exhibit 99.2 to the Company's Current Report
                          on Form 8-K dated February 16, 1999)

      10.22(d)          Amendment to the Five Year Competitive Advance and Revolving
                          Credit Agreement dated as of February 22, 2001, among the
                          Company, the financial institutions parties thereto and
                          The Chase Manhattan Bank, as Administrative Agent

      10.23(a)          Three Year Competitive Advance and Revolving Credit
                          Agreement dated as of August 29, 2000 among the Company,
                          the lenders parties thereto, and The Chase Manhattan Bank, as Administrative Agent

      10.23(b)          Amendment to the Three Year Competitive Advance and
                          Revolving Credit Agreement, dated as of February 22, 2001, among the Company, the lenders parties thereto and The
                          Chase Manhattan Bank, as Administrative Agent

      10.24             $650,000,000 Term Loan Agreement dated as of February 22,
                          2001, among the Company, the lenders therein and The Chase
                          Manhattan Bank, as Administrative Agent.

      10.25(a)          364-Day Competitive Advance and Revolving Credit Agreement
                          dated March 4, 1997, as amended and restated through
                          February 22, 2001, among PHH Corporation, the lenders
                          thereto, and The Chase Manhattan Bank, as Administrative
                          Agent

      10.25(b)          Five-year Credit Agreement ("PHH Five-year Credit
                          Agreement") dated February 28, 2000, among PHH
                          Corporation, the Lenders, and The Chase Manhattan Bank, as
                          Administrative Agent (Incorporated by reference to
                          Exhibit 10.24(b) to the Company's Annual Report on
                          Form 10-K for the year ended December 31, 1999)

      10.25(c)          Amendment to the Five Year Competitive Advance and Revolving
                          Credit Agreement, dated as of February 22, 2001, among PHH
                          Corporation, the financial institutions parties thereto
                          and The Chase Manhattan Bank, as Administrative Agent

      10.26             Agreement and Plan of Merger by and among Cendant
                          Corporation, PHH Corporation, Avis Acquisition Corp. and
                          Avis Group Holdings, Inc., dated as of November 11, 2000
                          (Incorporated by reference to Exhibit 2.1 to the Company's
                          Current Report on Form 8-K dated November 17, 2000)

      10.27             Distribution Agreement between the Company and CS First
                          Boston Corporation; Goldman, Sachs & Co.; Merrill Lynch &
                          Co.; Merrill Lynch, Pierce, Fenner & Smith, Incorporated;
                          and J.P. Morgan Securities, Inc. dated November 9, 1995
                          (Incorporated by reference to Exhibit 1 to Registration
                          Statement, Registration No. 33-63627)

      10.28             Distribution Agreement between the Company and Credit
                          Suisse; First Boston Corporation; Goldman Sachs & Co. and
                          Merrill Lynch & Co., dated June 5, 1997 (Incorporated by
                          reference to Exhibit 1 to Registration Statement,
                          Registration No. 333-27715)

      10.29             Distribution Agreement, dated March 2, 1998, among PHH
                          Corporation, Credit Suisse First Boston Corporation,
                          Goldman Sachs & Co., Merrill Lynch & Co., Merrill Lynch,
                          Pierce, Fenner & Smith, Incorporated and J.P. Morgan
                          Securities, Inc. (Incorporated by reference to Exhibit 1
                          to the Company's Current Report on Form 8-K dated March 3,
                          1998)

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
      10.30             License Agreement dated as of September 18, 1989 amended and restated as of July 15, 1991 between Franchise System
                          Holdings, Inc. and Ramada Franchise Systems, Inc.
                          (Incorporated by reference to Exhibit 10.2 to HFS
                          Incorporated's Registration Statement on Form S-1,
                          Registration No. 33-51422)

      10.31             Restructuring Agreement dated as of July 15, 1991 by and
                          among New World Development Co., Ltd., Ramada
                          International Hotels & Resorts, Inc. Ramada Inc.,
                          Franchise System Holdings, Inc., HFS Incorporated and
                          Ramada Franchise Systems, Inc. (Incorporated by reference
                          to Exhibit 10.3 to HFS Incorporated's Registration
                          Statement on Form S-1, Registration No. 33-51422)

      10.32             License Agreement dated as of November 1, 1991 between
                          Franchise Systems Holdings, Inc. and Ramada Franchise
                          Systems, Inc. (Incorporated by reference to Exhibit 10.4
                          to HFS Incorporated's Registration Statement on Form S-1,
                          Registration No. 33-51422)

      10.33             Amendment to License Agreement, Restructuring Agreement and
                          Certain Other Restructuring Documents dated as of November
                          1, 1991 by and among New World Development Co., Ltd.,
                          Ramada International Hotels & Resorts, Inc., Ramada Inc.,
                          Franchise System Holdings, Inc., HFS Incorporated and
                          Ramada Franchise Systems, Inc. (Incorporated by reference
                          to Exhibit 10.5 to HFS Incorporated's Registration
                          Statement on Form S-1, Registration No. 33-51422)

      10.34             The Company's 1999 Non-Employee Directors Deferred
                          Compensation Plan (Incorporated by reference to
                          Exhibit 10.44 to the Company's Annual Report on Form 10-K
                          for the year ended December 31, 1999)

      12                Statement Re: Computation of Ratio of Earnings to Fixed
                          Charges

      21                Subsidiaries of Registrant

      23                Consent of Deloitte & Touche LLP