Form 10-Q
period 2001-03-31
CENDANT CORP
filed 2001-05-11
CIK 723612

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                           period ended March 31, 2001
                           Commission File No. 1-10308

                                   ----------

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

                                   ----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days: Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the Registrant's classes of common stock as of April 30, 2001 was 851,816,810 shares of CD common stock and 1,861,995 shares of Move.com common stock.

================================================================================

                      Cendant Corporation and Subsidiaries

                                      Index

                                                                            Page
                                                                            ----

PART I   Financial Information

Item 1.  Financial Statements

         Consolidated Condensed Statements of Income for the three months
         ended March 31, 2001 and 2000                                         1

         Consolidated Condensed Balance Sheets as of March 31, 2001 and
         December 31, 2000                                                     2

         Consolidated Condensed Statements of Cash Flows for the three
         months ended March 31, 2001 and 2000                                  3

         Notes to Consolidated Condensed Financial Statements                  4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                13

Item 3.  Quantitative and Qualitative Disclosures About Market Risks          19

PART II  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     20

         Signatures                                                           21

Forward-looking statements in this Quarterly Report on Form 10-Q are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives.

Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical acts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements: the effect of economic conditions and interest rate changes on the economy on a national, regional or international basis and the impact thereof on our businesses; the effects of changes in current interest rates, particularly on our real estate franchise and mortgage businesses; the resolution or outcome of our unresolved pending litigation relating to the previously announced accounting irregularities and other related litigation; our ability to develop and implement operational and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings; competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors; our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, including the acquisitions of Avis Group Holdings, Inc. and Fairfield Communities, Inc., the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant; our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and rating agencies; competitive and pricing pressures in the vacation ownership and travel industries, including the car rental industry; changes in the vehicle manufacturer repurchase arrangements between vehicle manufacturers and Avis Group in the event that used vehicle values decrease; and changes in laws and regulations, including changes in accounting standards and privacy policy regulation. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      Cendant Corporation and Subsidiaries
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In millions, except per share data)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              -------------------
                                                                                2001        2000
                                                                              -------      ------
Revenues
   Service fees, net                                                          $   893      $ 812
   Vehicle-related                                                                398         70
   Other                                                                           12         63
                                                                              -------      -----
Net revenues                                                                    1,303        945
                                                                              -------      -----
Expenses
  Operating                                                                       433        338
  Vehicle depreciation, lease charges and interest, net                           181         --
  Marketing and reservation                                                       158        140
  General and administrative                                                      135        107
  Non-vehicle depreciation and amortization                                        95         81
  Other charges (credits):
     Restructuring and other unusual charges                                      186         86
     Litigation settlement and related costs                                       11        (38)
     Merger-related costs                                                           8         --
  Non-vehicle interest, net                                                        57         25
                                                                              -------      -----
Total expenses                                                                  1,264        739
                                                                              -------      -----

Net gain (loss) on dispositions of businesses                                     435        (13)
                                                                              -------      -----

Income before income taxes, minority interest and equity in Homestore.com         474        193
Provision for income taxes                                                        189         66
Minority interest, net of tax                                                      13         16
Losses related to equity in Homestore.com, net of tax                              18         --
                                                                              -------      -----
Income from continuing operations                                                 254        111
Discontinued operations:
   Income from discontinued operations, net of tax                                 --         16
   Gain on disposal of discontinued operations, net of tax                         23         --
                                                                              -------      -----
Income before extraordinary loss and cumulative effect
   of accounting change                                                           277        127
Extraordinary loss, net of tax                                                     --         (2)
                                                                              -------      -----
Income before cumulative effect of accounting change                              277        125
Cumulative effect of accounting change, net of tax                                (38)       (56)
                                                                              -------      -----
Net income                                                                    $   239      $  69
                                                                              =======      =====
CD common stock income per share
    Basic
       Income from continuing operations                                      $  0.29      $0.15
        Net income                                                            $  0.28      $0.10
    Diluted
        Income from continuing operations                                     $  0.28      $0.15
        Net income                                                            $  0.26      $0.09

Move.com common stock income per share
    Basic
        Income from continuing operations                                     $ 10.41
        Net income                                                            $ 10.34
    Diluted
        Income from continuing operations                                     $ 10.13
        Net income                                                            $ 10.07

            See Notes to Consolidated Condensed Financial Statements.

                      Cendant Corporation and Subsidiaries
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In millions, except share data)

                                                                                            March 31,   December 31,
                                                                                              2001          2000
                                                                                            ---------   ------------
Assets
Current assets
   Cash and cash equivalents                                                                $  2,099      $    967
   Receivables, net                                                                            1,370           740
   Other current assets                                                                          660           677
                                                                                            --------      --------
Total current assets                                                                           4,129         2,384

Property and equipment, net                                                                    1,433         1,273
Stockholder litigation settlement trust                                                          600           350
Deferred income taxes                                                                          1,309         1,060
Franchise agreements, net                                                                      1,514         1,462
Goodwill, net                                                                                  4,787         3,012
Other intangibles, net                                                                           760           643
Other assets                                                                                   1,809         1,471
                                                                                            --------      --------
Total assets exclusive of assets under programs                                               16,341        11,655
                                                                                            --------      --------

Assets under management and mortgage programs
   Relocation receivables                                                                        329           329
   Mortgage loans held for sale                                                                  917           879
   Mortgage servicing rights                                                                   1,667         1,653
   Vehicle-related, net                                                                        7,747            --
                                                                                            --------      --------
                                                                                              10,660         2,861
                                                                                            --------      --------

Total assets                                                                                $ 27,001      $ 14,516
                                                                                            ========      ========

Liabilities and stockholders' equity
Current liabilities
   Accounts payable and other current liabilities                                           $  2,003      $  1,302
   Current portion of long-term debt                                                             265            --
   Deferred income                                                                               344           301
   Deferred income taxes                                                                         227            --
   Net liabilities of discontinued operations                                                    366           308
                                                                                            --------      --------
Total current liabilities                                                                      3,205         1,911

Long-term debt                                                                                 3,903         1,948
Stockholder litigation settlement                                                              2,850         2,850
Other liabilities                                                                                706           459
                                                                                            --------      --------
Total liabilities exclusive of liabilities under programs                                     10,664         7,168
                                                                                            --------      --------

Liabilities under management and mortgage programs
   Debt                                                                                        9,589         2,040
   Deferred income taxes                                                                       1,030           476
                                                                                            --------      --------
                                                                                              10,619         2,516
                                                                                            --------      --------

Mandatorily redeemable preferred interest in a subsidiary                                        375           375
                                                                                            --------      --------

Mandatorily redeemable preferred securities issued by subsidiary holding solely
   senior debentures issued by the Company                                                        --         1,683
                                                                                            --------      --------

Commitments and contingencies (Note 7)

Stockholders' equity
   Preferred stock, $.01 par value - authorized 10 million shares; none issued and
      outstanding                                                                                 --            --
   CD common stock, $.01 par value - authorized 2 billion shares; issued 1,024,993,334
      and 914,655,918 shares                                                                      10             9
   Move.com common stock, $.01 par value - authorized 500 million shares;
     issued and outstanding 1,861,995 and 2,181,586 shares; notional issued shares with
     respect to Cendant Group's retained interest 22,500,000                                      --            --
   Additional paid-in capital                                                                  6,861         4,540
   Retained earnings                                                                           2,266         2,027
   Accumulated other comprehensive loss                                                         (234)         (234)
   CD treasury stock, at cost, 178,239,362 and 178,949,432 shares                             (3,560)       (3,568)
                                                                                            --------      --------
Total stockholders' equity                                                                     5,343         2,774
                                                                                            --------      --------

Total liabilities and stockholders' equity                                                  $ 27,001      $ 14,516
                                                                                            ========      ========

            See Notes to Consolidated Condensed Financial Statements.

                      Cendant Corporation and Subsidiaries
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                          --------------------
                                                                                            2001         2000
                                                                                          -------      -------
Operating Activities
Net income                                                                                $   239      $    69
Adjustments to arrive at income from continuing operations                                     15           42
                                                                                          -------      -------
Income from continuing operations                                                             254          111

Adjustments to reconcile income from continuing operations to net cash used in operating activities from continuing operations:
   Non-vehicle depreciation and amortization                                                   95           81
   Non-cash portion of other charges, net                                                      39           27
   Net (gain) loss on dispositions of businesses                                             (435)          13
   Deferred income taxes                                                                      185         (140)
   Proceeds from sales of trading securities                                                  110           --
   Net change in assets and liabilities, excluding the impact of acquired businesses:
      Receivables                                                                            (174)         (59)
      Income taxes                                                                           (138)         135
      Accounts payable and other current liabilities                                         (103)        (215)
      Deferred income                                                                          25           23
  Other, net                                                                                   23          (39)
                                                                                          -------      -------
Net cash used in operating activities from continuing operations exclusive of
   management and mortgage programs                                                          (119)         (63)
                                                                                          -------      -------

Management and mortgage programs:
   Depreciation and amortization                                                              181           27
   Origination of mortgage loans                                                           (7,326)      (3,916)
   Proceeds on sale of and payments from mortgage loans held for sale                       7,276        3,802
                                                                                          -------      -------
                                                                                              131          (87)
                                                                                          -------      -------

Net cash provided by (used in) operating activities from continuing operations                 12         (150)
                                                                                          -------      -------

Investing Activities
Property and equipment additions                                                              (60)         (38)
Funding of stockholder litigation settlement trust                                           (250)          --
Proceeds from sales of marketable securities                                                    7          356
Purchases of marketable securities                                                            (10)        (348)
Net assets acquired (net of cash acquired) and acquisition-related payments                  (978)          (8)
Other, net                                                                                    (14)         (32)
                                                                                          -------      -------
Net cash used in investing activities from continuing operations exclusive of
   management and mortgage programs                                                        (1,305)         (70)
                                                                                          -------      -------

Management and mortgage programs:
   Investment in vehicles                                                                    (832)          --
   Payments received on investment in vehicles                                                681           --
   Equity advances on homes under management                                                 (176)      (1,619)
   Repayment on advances on homes under management                                            169        1,655
   Additions to mortgage servicing rights                                                     (48)        (139)
   Proceeds from sales of mortgage servicing rights                                            13           35
                                                                                          -------      -------
                                                                                             (193)         (68)
                                                                                          -------      -------

Net cash used in investing activities from continuing operations                           (1,498)        (138)
                                                                                          -------      -------

Financing Activities
Proceeds from borrowings                                                                    1,600           --
Principal payments on borrowings                                                             (316)        (776)
Issuances of common stock                                                                     657          499
Repurchases of common stock                                                                   (10)        (198)
Proceeds from mandatorily redeemable preferred interest in a subsidiary                        --          375
Other, net                                                                                    (34)          (4)
                                                                                          -------      -------
Net cash provided by (used in) financing activities from continuing operations
    exclusive of management and mortgage programs                                           1,897         (104)
                                                                                          -------      -------

Management and mortgage programs:
   Proceeds from borrowings                                                                 2,712          776
   Principal payments on borrowings                                                        (2,081)      (1,421)
   Net change in short-term borrowings                                                         26          672
                                                                                          -------      -------
                                                                                              657           27
                                                                                          -------      -------

Net cash provided by (used in) financing activities from continuing operations              2,554          (77)
                                                                                          -------      -------

Effect of changes in exchange rates on cash and cash equivalents                               (5)           1
                                                                                          -------      -------
Cash provided by discontinued operations                                                       69          151
                                                                                          -------      -------
Net increase (decrease) in cash and cash equivalents                                        1,132         (213)
Cash and cash equivalents, beginning of period                                                967        1,168
                                                                                          -------      -------
Cash and cash equivalents, end of period                                                  $ 2,099      $   955
                                                                                          =======      =======

            See Notes to Consolidated Condensed Financial Statements.

                      Cendant Corporation and Subsidiaries
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.    Summary of Significant Accounting Policies

      Basis of Presentation

      The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Cendant Corporation and its subsidiaries (collectively, the "Company" or "Cendant").

      In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. The Consolidated Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

      In connection with the Company's previous announcement to complete a tax-free spin-off of its individual membership business, the account balances and activities of the individual membership business were segregated and reported as discontinued operations for all periods presented.

      Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

      Changes in Accounting Policies

      On January 1, 2001, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets." EITF Issue No. 99-20 modified the accounting for interest income and impairment of beneficial interests in securitization transactions, whereby beneficial interests determined to have an other-than-temporary impairment are required to be written down to fair value. The adoption of EITF Issue No. 99-20 resulted in the recognition of a non-cash charge of $46 million ($27 million, after tax) during first quarter 2001 to account for the cumulative effect of the accounting change.

      On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS No. 133, the Company has recorded all such derivatives at fair value in the Consolidated Condensed Balance Sheet at January 1, 2001. The adoption of SFAS No. 133 resulted in the recognition of a non-cash charge of $16 million ($11 million, after tax) in the Consolidated Condensed Statement of Income on January 1, 2001 to account for the cumulative effect of the accounting change relating to derivatives designated in fair value type hedges prior to adopting SFAS No. 133, to derivatives not designated as hedges and to certain embedded derivatives. As provided for in SFAS No. 133, the Company also reclassified certain financial investments as trading securities at January 1, 2001, which resulted in a pre-tax benefit of $10 million recorded in other revenues within the Consolidated Condensed Statement of Income.

      Derivative Instruments

      The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates, foreign currency exchange rates, prices of mortgage loans held for sale, anticipated mortgage loan closings arising from commitments issued and changes in the fair value of its mortgage servicing rights. As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

            o All freestanding derivatives are recorded at fair value either as assets or liabilities.
            o Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in earnings and included in other revenues in the Consolidated Condensed Statement of Income.
            o Changes in fair value of the hedged item in a fair value hedge are recorded as an adjustment to the carrying amount of the hedged item and recognized currently in earnings.
            o The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported currently in earnings.
            o Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

      The Company is also party to certain contracts containing embedded derivatives. As required by SFAS No. 133, certain embedded derivatives were required to be bifurcated from their host contracts and are recorded at fair value in the Consolidated Condensed Balance Sheet. The total fair value of the Company's embedded derivatives and changes in fair value were not material to the Company's financial position or results of operations.

      Recently Issued Accounting Pronouncement

      In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 140 revises criteria for accounting for securitizations, other financial-asset transfers and collateral and introduces new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendment. The Company adopted the disclosure requirements of SFAS No. 140 on December 31, 2000, as required. All other provisions of SFAS No. 140 will be adopted after March 31, 2001, as required by the standard. The impact of adopting the remaining provisions of this standard will not be material to the Company's financial position or results of operations.

2.    Earnings Per Share

      Earnings per share ("EPS") for periods after March 31, 2000, the date of the original issuance of Move.com common stock, has been calculated using the two-class method. Income per common share from continuing operations for each class of common stock was computed as follows:

                                                                              Three Months Ended
                                                                                  March 31,
                                                                              ------------------
                                                                                2001      2000
                                                                              -------    -------
      CD Common Stock
      Income from continuing operations, including Cendant Group's
        retained interest in Move.com Group(a)                                 $ 233      $111
      Convertible debt interest, net of tax                                        3        --
      Adjustment to Cendant Group's retained interest in Move.com Group(a)        (6)       --
                                                                               -----      ----
      Income from continuing operations for diluted EPS                        $ 230      $111
                                                                               =====      ====

      Weighted average shares outstanding:
      Basic                                                                      790       717
      Stock options, warrants and non-vested shares                               22        34
      Convertible debt                                                            18        --
                                                                               -----      ----
      Diluted                                                                    830       751
                                                                               =====      ====

----------
(a)   Represents the change in Cendant Group's retained interest in Move.com
      Group due to the dilutive impact of Move.com common stock options.

                                                                                        Three Months Ended
                                                                                           March 31, 2001
                                                                                        ------------------
Move.com Common Stock
Income from continuing operations, excluding Cendant Group's
  retained interest in Move.com Group                                                           $21
Adjustment to Cendant Group's retained interest in Move.com Group(a)                              6
                                                                                                ---
Income from continuing operations for diluted EPS                                               $27
                                                                                                ===

Weighted average shares outstanding:
Basic                                                                                             2
Stock options                                                                                     1
                                                                                                ---
Diluted                                                                                           3
                                                                                                ===

----------
(a) Represents the change in Cendant Group's retained interest in Move.com Group due to the dilutive impact of Move.com common stock options

Income per share of CD common stock from discontinued operations is summarized as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               2001        2000
                                                              ------      ------
Income from discontinued operations:
  Basic                                                        $  --      $0.03
  Diluted                                                         --       0.02

Gain on disposal of discontinued operations:
  Basic                                                        $0.04         --
  Diluted                                                       0.03         --

Basic and diluted loss per share of CD common stock from the cumulative effect of an accounting change was $0.05 and $0.08 for the three months ended March 31, 2001 and 2000, respectively.

The following table summarizes the Company's outstanding common stock equivalents, which were antidilutive and therefore excluded from the computation of diluted EPS:

                                                                  March 31,
                                                             -------------------
CD Common Stock                                              2001           2000
                                                             ----           ----
    Options(a)                                               109             79
    Warrants(b)                                                2             31
    Convertible debt                                          --             18
    FELINE PRIDES                                             --             61

Move.com Common Stock
    Options(c)                                                 2

----------
(a) The weighted average exercise prices for antidilutive options at March 31, 2001 and 2000 were $22.00 and $24.53, respectively.
(b) The weighted average exercise prices for antidilutive warrants at March 31, 2001 and 2000 were $21.31 and $22.91, respectively.
(c) The weighted average exercise price for antidilutive options at March 31, 2001 was $24.21.

3.    Acquisitions and Dispositions of Businesses

      Acquisitions

      Avis Group Holdings, Inc. On March 1, 2001, the Company acquired all of the outstanding shares of Avis Group Holdings, Inc. ("Avis Group") that it did not already own for $33.00 per share in cash, or approximately $994 million, including $40 million of transaction costs and expenses. The acquisition has been accounted for using the purchase method of accounting; accordingly, assets acquired and liabilities assumed were recorded based upon their estimated fair values at the date of acquisition. The results of operations of Avis Group have been included in the Consolidated Condensed Statement of Income since the date of acquisition.

      The excess of the purchase price over the estimated fair value of the underlying net assets acquired was allocated to goodwill which will be amortized over 40 years on a straight-line basis. The allocation of the excess purchase price is based upon preliminary estimates and assumptions and is subject to revision when appraisals have been finalized. Accordingly, revisions to the allocation, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocation. The preliminary allocation of the purchase price is summarized as follows:

                                                                                           Amount
                                                                                           ------
        Cash consideration                                                                 $  937
        Fair value of converted options                                                        17
        Transaction costs and expenses                                                         40
                                                                                           ------
        Total purchase price                                                                  994
        Book value of Cendant's existing net investment in Avis Group                         406
                                                                                           ------
        Cendant's basis in Avis Group                                                       1,400
        Historical value of liabilities assumed in excess of assets acquired                  207
        Fair value adjustments                                                                108
                                                                                           ------
        Unallocated excess purchase price over assets acquired and liabilities assumed     $1,715
                                                                                           ======

      In connection with the acquisition, the Company continues to evaluate the integration of the operations of Avis Group and believes that it may incur transition costs relating to such integration. Transition costs may result from integrating operating systems, relocating employees, closure of facilities, reducing duplicative efforts and exiting and consolidating certain other activities. These costs will be recorded on the Company's Consolidated Condensed Balance Sheet as adjustments to the purchase price or on the Company's Consolidated Condensed Statement of Income as expenses.

      Pro forma net revenues, income from continuing operations, net income and the related per share data would have been as follows had the acquisition of Avis Group occurred on January 1, for each of the periods presented:

                                                              Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                               2001        2000
                                                             -------     -------
      Net revenues                                           $ 1,910     $ 1,835
      Income from continuing operations                          230         123
      Net income                                                 207          81
      CD common stock income per share:
         Basic
            Income from continuing operations                $  0.26     $  0.17
            Net income                                          0.24        0.11
         Diluted
            Income from continuing operations                $  0.25     $  0.16
            Net income                                          0.22        0.11

      The pro forma results do not give effect to any synergies expected to result from the acquisition of Avis Group. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been consummated on January 1, 2001 and 2000, nor are they necessarily indicative of future consolidated results.

      Fairfield Communities, Inc. On April 2, 2001, the Company acquired all of the outstanding shares of Fairfield Communities, Inc., one of the largest vacation ownership companies in the United States, for approximately $750 million, including transaction costs and expenses and the conversion of Fairfield employee stock options into CD common stock options.

      Dispositions

      On February 16, 2001, the Company completed the sale of its real estate Internet portal, move.com, along with certain ancillary businesses to Homestore.com, Inc. ("Homestore") in exchange for approximately 21 million shares of Homestore common stock valued at $718 million. The operations of these businesses were not material to the Company's financial position, results of operations or cash flows. The Company recorded a gain of $548 million on the sale of these businesses, of which $436 million ($262 million, after tax) was recognized at the time of closing. The Company deferred $112 million of the gain, which represents the portion that was equivalent to its common equity ownership percentage in Homestore at the time of closing. The deferred gain is included in deferred income within the Consolidated Condensed Balance Sheet at March 31, 2001 and is being recognized into income over five years. The amortization of the deferred gain is included as a component of equity in Homestore.com within the Consolidated Condensed Statement of Income for the three months ended March 31, 2001. The Company's investment in Homestore is included in other assets within the Consolidated Condensed Balance Sheet. The difference between the value of this investment and the underlying equity in the net assets of Homestore was $431 million, which is being amortized over five years as a component of equity in Homestore.com within the Consolidated Condensed Statement of Income. During first quarter 2001, such amount was reduced by $30 million due to the contribution of approximately 2 million shares of Homestore to Travel Portal, Inc. ("Travel Portal"), a company that was created to pursue the development of an online travel business for the benefit of certain current and future franchisees.

4.    Discontinued Operations

      Summarized results of operations for discontinued operations was as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
       Net revenues                                              $--      $187
                                                                 ===      ====
       Income before income taxes                                $--      $ 28
       Provision for income taxes                                 --        12
                                                                 ---      ----
       Income from discontinued operations, net of tax            --        16
                                                                 ---      ----

       Gain on disposal of discontinued operations                39        --
       Provision for income taxes                                 16        --
                                                                 ---      ----
       Gain on disposal of discontinued operations, net of tax    23        --
                                                                 ---      ----

                                                                 $23      $ 16
                                                                 ===      ====

      The results of operations of the Company's individual membership business have been included in gain on disposal of discontinued operations for the three months ended March 31, 2001.

5.    Other Charges (Credits)

      Restructuring and Other Unusual Charges

      During first quarter 2001, the Company incurred unusual charges totaling $186 million. Such charges primarily consisted of (i) $95 million to fund an irrevocable contribution to an independent technology trust responsible for providing technology initiatives for the benefit of current and future franchisees at Century 21, Coldwell Banker and ERA and (ii) $85 million incurred in connection with the creation of Travel Portal.

      Merger-related Costs

      During first quarter 2001, the Company incurred charges of $8 million related to the acquisition and integration of Avis Group.

      Litigation Settlement and Related Costs

      During first quarter 2001, the Company recorded a $25 million charge for litigation settlement and related costs in connection with previously discovered accounting irregularities in the former business units of CUC International, Inc. and resulting investigations into such matters. Such charge was partially offset by a non-cash credit of $14 million to reflect an adjustment to the PRIDES class action litigation settlement charge recorded in fourth quarter 1998 primarily for Rights that expired unexercised.

6.    Debt Issuances and Redemption

      Debt Issuances

      Senior Convertible Notes. During first quarter 2001, the Company issued approximately $1.5 billion aggregate principal amount at maturity of zero coupon senior convertible notes for aggregate gross proceeds of approximately $900 million. The notes mature in 2021 and were issued at a price representing a yield-to-maturity of 2.5%. The Company will not make periodic payments of interest on the notes, but may be required to make nominal cash payments in specified circumstances. Each $1,000 principal amount at maturity may be convertible, subject to satisfaction of specific contingencies, into 33.4 shares of CD common stock.

      Term Loan. During first quarter 2001, the Company entered into a $650 million term loan agreement with terms similar to its other revolving credit facilities. This term loan amortizes in three equal installments on August 22, 2002, May 22, 2003 and February 22, 2004. Borrowings under this facility bear interest at LIBOR plus a margin of 125 basis points.

      Medium-Term Notes. During first quarter 2001, PHH Corporation ("PHH"), a wholly-owned subsidiary of the Company, issued $650 million of medium-term notes under an existing shelf registration statement. These notes bear interest at a rate of 8 1/8% per annum and mature in February 2003. During first quarter 2001, the Company's Avis car rental subsidiary issued $750 million of floating rate rental car asset backed notes. The notes are secured by rental vehicles owned by such subsidiary. The notes bear interest at a rate of LIBOR plus 20 basis points per annum and mature in April 2004.

      Debt Redemption

      During first quarter 2001, the Company made a principal payment of $250 million to extinguish outstanding borrowings under its then existing term loan facility.

      Credit Facilities

      During first quarter 2001, PHH renewed its $750 million syndicated revolving credit facility, which was due in 2001. The new facility bears interest at LIBOR plus an applicable margin, as defined in the agreement, and terminates on February 21, 2002. PHH is required to pay a per annum utilization fee of .25% if usage under the facility exceeds 25% of aggregate committments. Under the new facility, any loans outstanding as of February 21, 2002 may be converted into a term loan with a final maturity of February 21, 2003.

7.    Commitments and Contingencies

      In June 1999, the Company disposed of certain businesses. The dispositions were structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to a recent interpretive ruling, the Internal Revenue Service ("IRS") has taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If the transaction is not considered a tax-free reorganization, the resultant incremental liability could range between $10 million and $170 million depending upon certain factors, including utilization of tax attributes. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

      The Company is involved in litigation asserting claims associated with the accounting irregularities discovered in former CUC business units outside of the principal common stockholder class action litigation. The Company does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

      The Company is involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

8.    Stockholders' Equity

      Issuances of CD Common Stock

      During first quarter 2001, the purchase contracts underlying the Company's Feline PRIDES settled. Accordingly, the Company issued approximately 61 million shares of its CD common stock in satisfaction of its obligation to deliver common stock to beneficial owners of the PRIDES.

      During first quarter 2001, the Company also issued 46 million shares of its CD common stock at $13.20 per share for aggregate proceeds of approximately $607 million.

      Comprehensive Income

      The components of comprehensive income are summarized as follows:

                                                                           Three Months Ended
                                                                                March 31,
                                                                           ------------------
                                                                            2001       2000
                                                                           ------     -------
      Net income                                                            $ 239      $ 69
      Other comprehensive income (loss):
        Currency translation adjustments                                      (74)      (21)
        Unrealized gains (losses) on marketable securities, net of tax:
          Unrealized gains (losses) arising during period                      32       (12)
          Reclassification adjustment for losses realized in net income        45        --
        Unrealized losses on cash flow hedges, net of tax                      (3)       --
                                                                            -----      ----
        Total comprehensive income                                          $ 239      $ 36
                                                                            =====      ====

      The after-tax components of accumulated other comprehensive loss for the three months ended March 31, 2001 are as follows:

                                                      Unrealized      Unrealized     Accumulated
                                       Currency     Gains/(Losses)       Losses         Other
                                     Translation     on Marketable    on Cash Flow  Comprehensive
                                     Adjustments      Securities         Hedges         Loss
                                     -----------    --------------    ------------  -------------
      Balance, January 1, 2001         $(165)            $(69)            $--           (234)
      Current period change              (74)              77              (3)            --
                                       -----             ----             ---          -----
      Balance, March 31, 2001          $(239)            $  8             $(3)         $(234)
                                       =====             ====             ===          =====

9.    Derivatives

      Consistent with its historical risk management policies, the Company entered into foreign currency forwards during first quarter 2001 to manage currency fluctuation risks during fiscal year 2001. The Company also entered into interest rate swaps and instruments with option features to hedge interest rate risks on certain car rental, fleet management and mortgage-related asset and liability accounts, as well as the interest expense associated with its $2.85 billion principal common stockholder litigation settlement liability. Such instruments were also used by the Company to create a desired mix of fixed and floating rate debt.

      Foreign Currency Risk

      The Company uses forward contracts to manage its exposure to changes in foreign currency exchange rates. These risks include non-functional currency receivables, earnings of foreign entities and forecasted royalty streams in non-functional currencies. The Company primarily hedges its foreign currency exposure to the British pound, Canadian dollar and Euro. The majority of the forward contracts do not qualify for hedge accounting treatment under SFAS No. 133. The fluctuations in the value of these foreign currency forwards do, however, effectively offset the impact of changes in the value of the underlying risk that they are intended to hedge. Forward contracts that are used to hedge certain forecasted transactions do qualify for hedge accounting treatment as cash flow hedges. The impact of those foreign currency forwards is not material to the Company's results of operations or financial position at March 31, 2001.

      Interest Rate Risk

      The debt used to finance much of the Company's operations, its car rental business and its mortgage-related assets is subject to volatility due to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate debt and interest rate related assets. Derivative instruments currently used in managing the Company's exposure to interest rate fluctuations include swaps and instruments with option features. A combination of fair value hedges, cash flow hedges and financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133 are used to manage the Company's portfolio of interest sensitive assets and liabilities.

      Fair value hedges are used to manage the Company's mortgage servicing rights, mortgage loans held for sale and medium-term notes. During first quarter 2001, the Company recorded a loss of $4 million to reflect the ineffective portion of its fair value hedges. Such amount is included in net revenues within the Consolidated Condensed Statement of Income.

      Cash flow hedges are used to manage the interest expense incurred on the Company's floating rate debt and on a portion of its principal common stockholder litigation settlement liability. No ineffectiveness resulted from these cash flow hedging relationships during first quarter 2001. Derivative gains and losses included in other comprehensive income are reclassified into earnings when interest payments or other liability-related accruals are made. During first quarter 2001, the amount of gains or losses reclassified from other comprehensive income to earnings was not material. Over the next 12 months, derivative losses of approximately $8 million are expected to be reclassified into earnings. Certain of the Company's forecasted cash flows are hedged up to three years into the future.

10.   Segment Information

      In connection with the acquisition of Avis Group and the disposition of certain businesses during first quarter 2001, the Company realigned the operations and management of certain of its businesses. Accordingly, the Company's segment reporting structure now encompasses the following four reportable segments: Real Estate Services, Hospitality, Vehicle Services and Financial Services. Segment information for the three months ended March 31, 2000 has been restated to conform to the current reporting structure.

      A description of services provided within each of the Company's reportable segments is as follows:

            o Real Estate Services - consists of the Company's three real estate brands and its mortgage and relocation businesses.
            o Hospitality - consists of the Company's nine lodging brands and its timeshare, travel agency and cottage rental businesses.
            o Vehicle Services - consists of the Company's car rental franchise and operations business and its fleet management and car park facility businesses.
            o Financial Services - consists of the Company's insurance-related and tax preparation services businesses.

      Management evaluates each segment's performance based upon a modified earnings before interest, income taxes, depreciation and amortization and minority interest calculation. For this purpose, Adjusted EBITDA is defined as earnings before non-operating interest, income taxes, non-vehicle depreciation and amortization, minority interest and equity in Homestore.com, adjusted to exclude certain items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific.

                                                                Three Months Ended March 31,
                                                    --------------------------------------------------
                                                              2001                       2000
                                                    -----------------------      ---------------------
                                                                   Adjusted                   Adjusted
                                                    Revenues        EBITDA       Revenues      EBITDA
                                                    --------       --------      --------     --------
      Real Estate Services                           $  339         $ 132          $289         $114
      Hospitality                                       264           104           242           91
      Vehicle Services                                  454            93           137           72
      Financial Services                                203            84           194           82
                                                     ------         -----          ----         ----
      Total Reportable Segments                       1,260           413           862          359
      Corporate and Other                                43           (17)           83            1
                                                     ------         -----          ----         ----
      Total Company                                  $1,303         $ 396          $945         $360
                                                     ======         =====          ====         ====

      Included in Corporate and Other are the results of operations of the Company's non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

      Provided below is a reconciliation of Adjusted EBITDA to income before income taxes, minority interest and equity in Homestore.com.

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               2001        2000
                                                              -----       ------
      Adjusted EBITDA                                         $ 396       $ 360
      Non-vehicle depreciation and amortization                 (95)        (81)
      Other (charges) credits:
        Restructuring and other unusual charges                (186)        (86)
        Litigation settlement and related costs                 (11)         38
        Merger-related costs                                     (8)         --
      Non-vehicle interest, net                                 (57)        (25)
      Net gain (loss) on dispositions of businesses             435         (13)
                                                              -----       -----
      Income before income taxes, minority interest and
       equity in Homestore.com                                $ 474       $ 193
                                                              =====       =====

11.   Subsequent Event

      During May 2001, the Company issued zero-coupon zero-yield convertible senior notes to a qualified institutional buyer in a private offering for gross proceeds of $1 billion. The notes mature in 2021. The Company may be required to repurchase these notes on May 4, 2002. The Company is not required to pay interest on the notes unless an interest adjustment becomes payable, which may occur in specified circumstances commencing in 2004. Each $1,000 principal amount at maturity may be convertible, subject to satisfaction of specific contingencies, into approximately 39 shares of CD common stock.

                                   ----------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts are in millions.

RESULTS OF CONSOLIDATED OPERATIONS - 2001 vs. 2000

On March 1, 2001, we acquired all of the outstanding shares of Avis Group Holdings, Inc. that we did not already own for $33.00 per share in cash, or approximately $994 million, including $40 million of transaction costs and expenses (referred to herein as "the Acquisition"). Avis Group is one of the world's leading service and information providers for comprehensive automotive transportation and vehicle management solutions. The consolidated results of operations of Avis Group have been included in our consolidated results of operations since the date of acquisition.

Strong contributions from many of our businesses and the addition of the operations of Avis Group to our Vehicle Services segment contributed to revenue growth of $358 million, or 38%. As a result of the Acquisition and certain unusual charges, our expenses increased $525 million, or 71%. Such unusual charges primarily consisted of (i) $95 million to fund an irrevocable contribution to an independent technology trust responsible for providing technology initiatives for the benefit of current and future franchisees at Century 21, Coldwell Banker and ERA, (ii) $85 million incurred in connection with the creation of Travel Portal, Inc., a company that was created to pursue the development of an online travel business for the benefit of certain current and future franchisees, (iii) $25 million of professional fees and settlement costs incurred in connection with accounting irregularities in the former business units of CUC International, Inc. and resulting investigations into such matters and (iv) $8 million related to the acquisition and integration of Avis Group. Such charges were partially offset by a non-recurring non-cash credit of $14 million to reflect an adjustment to the PRIDES class action litigation settlement charge recorded in the fourth quarter of 1998 primarily for Rights that expired unexercised. Our non-vehicle interest expense increased $32 million primarily as a result of interest expense accrued on our stockholder litigation settlement liability, which was partially offset by interest income earned on our deposits to an escrow fund established for the benefit of the plaintiffs in such litigation.

Also during first quarter 2001, we sold our real estate Internet portal, move.com, along with certain ancillary businesses to Homestore.com, Inc. in exchange for approximately 21 million shares of Homestore common stock valued at $718 million. We recorded a gain of $548 million on the sale of these businesses, of which $436 million ($262 million, after tax) was recognized at the time of closing. We deferred $112 million of the gain, which represents the portion that was equivalent to our common equity ownership percentage in Homestore at the time of closing.

Our overall effective tax rate for continuing operations was 40% in first quarter 2001 and 34% in first quarter 2000. The higher tax rate in 2001 was primarily due to higher state income taxes on the net gain on dispositions of businesses discussed above.

As a result of the above-mentioned items, income from continuing operations increased $143 million.

RESULTS OF REPORTABLE SEGMENTS

In connection with the Acquisition and the disposition of certain businesses during first quarter 2001, we realigned the operations and management of certain of our businesses. Accordingly, our segment reporting structure now encompasses the following four reportable segments: Real Estate Services, Hospitality, Vehicle Services and Financial Services. Segment information for March 31, 2000 has been restated to conform to the current reporting structure.

The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-operating interest, income taxes, non-vehicle depreciation and amortization, minority interest and equity in Homestore.com, adjusted to exclude certain items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Our management believes such discussions are the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

Three Months Ended March 31, 2001 vs. Three Months Ended March 31, 2000

                                                                                           Adjusted EBITDA
                                       Revenues                     Adjusted EBITDA             Margin
                              -------------------------    ------------------------------  ---------------
                                                   %                                 %
                               2001      2000    Change    2001         2000(a)    Change   2001      2000
                              ------     ----    ------    -----        -------    ------  -----      ----
Real Estate Services          $  339     $289      17%     $ 132(d)      $114        16%     39%       39%
Hospitality                      264      242       9        104           91(g)     14      39        38
Vehicle Services                 454      137     231         93(e)        72        29      20(b)     53
Financial Services               203      194       5         84           82         2      41        42
                              ------     ----              -----         ----
Total Reportable Segments      1,260      862                413          359
Corporate and Other(c)            43       83       *        (17)(f)     1(h)         *       *         *
                              ------     ----              -----         ----
Total Company                 $1,303     $945              $ 396         $360
                              ======     ====              =====         ====

----------
*     Not meaningful.
(a)   Excludes a charge of $86 million in connection with restructuring and other initiatives ($63 million, $11 million, $2 million and $10 million within Real Estate Services, Hospitality,
      Financial Services and Corporate and Other, respectively).
(b)   The decrease in the Adjusted EBITDA Margin is primarily due to the inclusion of the consolidated results of operations of Avis Group in connection with the Acquisition. Prior to the Acquisition, revenue and Adjusted EBITDA of this segment consisted principally of earnings from our equity investment in Avis Group, royalties received from Avis Group and the operations of our National
      Car Parks subsidiary.
(c)   Included in Corporate and Other are the results of operations of our non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.
(d)   Excludes a charge of $95 million to fund an irrevocable contribution to an independent technology trust responsible for providing technology initiatives for the benefit of current and future franchisees at Century 21, Coldwell Banker and ERA.
(e)   Excludes a charge of $4 million related to the acquisition and integration of Avis Group and includes $5 million of interest expense related to debt used in the Acquisition.
(f)   Excludes (i) a net gain of $435 million related to the dispositions of businesses and (ii) a non-cash credit of $14 million to reflect an adjustment to the PRIDES class action litigation settlement charge recorded in the fourth quarter of 1998 primarily for Rights that expired unexercised. Such amounts were partially offset by charges of (i) $85 million incurred in connection with the creation of Travel Portal, Inc., a company that was created to pursue the development of an online travel business for the benefit of certain current and future franchisees, (ii) $25 million for investigation-related costs, (iii) $7 million related to a non-cash contribution to the Cendant Charitable Foundation and (iv) $4 million related to the acquisition and integration of Avis Group.
(g)   Excludes $4 million of losses related to the dispositions of businesses.
(h)   Excludes a non-cash credit of $41 million in connection with a change to the original estimate of the number of Rights to be issued in connection with the PRIDES settlement resulting from unclaimed and uncontested Rights. Such credit was partially offset by (i) $9 million of losses related to the dispositions of businesses and (ii) $3 million of investigation-related costs.

Real Estate Services

Revenues and Adjusted EBITDA increased $50 million (17%) and $18 million (16%), respectively. Our brands continue to hold leading market positions in residential real estate brokerage and employee relocation services, and Cendant Mortgage is now one of the largest retail mortgage lenders in the United States. The increase in operating results was principally driven by a significant increase in mortgage loan production, mortgage servicing portfolio growth and increased service based fees generated from client relocations.

Revenues from mortgage loans sold increased $34 million (64%), driven by significant increases in both purchase and refinancing volume during first quarter 2001. Collectively, mortgage loans sold increased $2.2 billion (59%) to $5.9 billion. Beginning in January 2001, Merrill Lynch has outsourced its mortgage originations and servicing operations to us. On a pro forma basis, inclusive of Merrill Lynch's loan volume, we would have ranked as the second largest retail mortgage lender in 2000. Closed mortgage loans increased $3.7 billion (97%) to $7.6 billion. This growth consisted of a $2.5 billion (approximately 700%) increase in refinancings and a $1.3 billion (36%) increase in purchase mortgage closings. New Merrill Lynch business accounted for 13% of our mortgage closings in first quarter 2001. A significant portion of mortgages closed in any quarter will generate revenues in future periods as such loans are packaged and sold (revenues are recognized upon the sale of the loan, typically 45-60 days after closing). Loan servicing revenues increased $8 million (34%) due to a $29 billion (56%) increase in the average servicing portfolio. In conjunction with Merrill Lynch outsourcing its mortgage origination operations to us, we added $11.3 billion to the servicing portfolio in first quarter 2001.

Service based fees from relocation activities also contributed to the increase in revenues and Adjusted EBITDA. Relocation referral fees increased $5 million due to increased market penetration and higher average fees. During first quarter 2001, we increased our global client base by 46 clients and increased services to over 100 clients. Royalties from real estate franchising remained relatively unchanged in first quarter 2001 despite soft industry-wide conditions, particularly in California. A 3% reduction in home sales volume, was offset by a 5% increase in the average price of homes sold, increased unit growth from franchise sales and acquisitions by NRT Incorporated, our largest franchisee.

Hospitality

Revenues and Adjusted EBITDA increased $22 million (9%) and $13 million (14%), respectively. Timeshare subscription and exchange revenues grew $9 million (10%), primarily due to a 10% increase in average members and a 8% increase in the number of exchange transactions. In January 2001, we acquired Holiday Cottages Group Limited, the leading UK brand in the holiday cottage rental sector. Holiday Cottages generated $9 million of revenues and $4 million of Adjusted EBITDA in first quarter 2001. The Adjusted EBITDA margin increased from 38% to 39% as increased timeshare call and exchange volume was achieved with lesser increases in expenses due to the operating leverage we have within our timeshare exchange operations.

Vehicle Services

Prior to the Acquisition, revenue and Adjusted EBITDA of this segment consisted principally of earnings from our equity investment in Avis Group, royalties received from Avis Group and the operations of our National Car Parks subsidiary. Subsequent to the Acquisition, the operations of Avis Group were added to this segment. The operations of Avis Group are comprised of the car rental business, which provides vehicle rentals to business and leisure customers, and the fleet management business, which provides fully integrated fleet management services to corporate customers including vehicle leasing, advisory services, fuel and maintenance cards, other expense management programs and productivity enhancement. Avis Group contributed revenue and Adjusted EBITDA of $346 million and $35 million, respectively, for the one-month period ended March 31, 2001. Adjusted EBITDA for Avis Group included $5 million of interest expense on vehicle-related debt incurred to fund the Acquisition. Partially offsetting the operating results of Avis Group was a $13 million income reduction at National Car Parks, of which $9 million was due to reduced income from financial investments.

Financial Services

Revenues and Adjusted EBITDA increased $9 million (5%) and $2 million (2%), respectively. Jackson Hewitt, our tax preparation franchise business experienced strong quarter over quarter growth in revenues of $10 million (20%) principally due to a 20% increase in tax return volume. Reduced billings and collections of insurance premiums at our FISI/BCI subsidiary partially offset the favorable results of Jackson Hewitt

Individual Membership (Discontinued Operations)

Revenues were constant while Adjusted EBITDA decreased $6 million. Fewer expirations of memberships during first quarter 2001 (revenue is generally recognized upon expiration of the membership) were partially mitigated by a favorable mix of products and programs with marketing partners. In addition, the integration of Netmarket Group, an online membership business, during fourth quarter 2000, contributed $16 million and $3 million to first quarter 2001 revenues and Adjusted EBITDA, respectively.

Corporate and Other

Revenues and Adjusted EBITDA growth were negatively impacted by $30 million less income recognized from financial investments during first quarter 2001.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

                                                             March 31,  December 31,
                                                                2001        2000       Change
                                                             ---------  ------------  -------
Total assets exclusive of assets under programs               $16,341     $11,655     $ 4,686
Assets under programs                                          10,660       2,861       7,799

Total liabilities exclusive of liabilities under programs     $10,664     $ 7,168     $ 3,496
Liabilities under programs                                     10,619       2,516       8,103
Mandatorily redeemable securities                                 375       2,058      (1,683)

Stockholders' equity                                            5,343       2,774       2,569

Total assets exclusive of assets under programs increased primarily due to cash proceeds provided by financing activities during first quarter 2001, an increase in goodwill resulting from the Acquisition and various other increases in assets also due to the Acquisition. Assets under programs increased primarily due to vehicles acquired in the Acquisition.

Total liabilities exclusive of liabilities under programs increased primarily due to first quarter 2001 debt issuances aggregating $1.6 billion, approximately $900 million of debt assumed as a result of the Acquisition and various other increases in liabilities also due to the Acquisition. Liabilities under programs increased primarily due to approximately $6.8 billion of debt assumed in the Acquisition and first quarter 2001 debt issuances aggregating $1.4 billion.

Mandatorily redeemable securities decreased due to the settlement of the purchase contracts underlying the Feline PRIDES during first quarter 2001, which resulted in the issuance of approximately 61 million shares of CD common stock.

Stockholders' equity increased primarily due to the above-mentioned issuance of approximately 61 million shares of CD common stock, the issuance during first quarter 2001 of 46 million shares of CD common stock at $13.20 per share for aggregate proceeds of approximately $607 million and first quarter 2001 net income of $239 million.

Liquidity and Capital Resources

Based upon cash flows provided by our operations and access to liquidity through various other sources, including public debt and equity markets and financial institutions, we have sufficient liquidity to fund our current business plans and obligations.

Cash Flows

                                                                         Three Months Ended
                                                                              March 31,
                                                                  -------------------------------
                                                                    2001        2000       Change
                                                                  -------      -----      -------
Cash provided by (used in) continuing operations:
  Operating activities                                            $    12      $(150)     $   162
  Investing activities                                             (1,498)      (138)      (1,360)
  Financing activities                                              2,554        (77)       2,631
Effects of exchange rate changes on cash and cash equivalents          (5)         1           (6)
Net cash provided by discontinued operations                           69        151          (82)
                                                                  -------      -----      -------
Net change in cash and cash equivalents                           $ 1,132      $(213)     $ 1,345
                                                                  =======      =====      =======

Cash flows from operating activities resulted in an inflow of $12 million in first quarter 2001 compared to an outflow of $150 million in first quarter 2000, primarily due to the impact of the Acquisition.

Cash flows used in investing activities increased primarily due to the utilization of cash to fund the Acquisition and the funding of $250 million to the stockholder litigation settlement trust during first quarter 2001.

Cash flows from financing activities resulted in an inflow of $2.6 billion in first quarter 2001 compared to an outflow of $77 million in first quarter 2000, primarily due to proceeds of $2.2 billion received from the issuances of debt and CD common stock during first quarter 2001.

Capital Expenditures

Capital expenditures during first quarter 2001 amounted to $60 million and were utilized to support operational growth, enhance marketing opportunities and develop operating efficiencies through technological improvements. We anticipate a capital expenditure investment during 2001 ranging from $275 million to $325 million. Such amount represents an increase from 2000 primarily due to the acquisitions of Avis Group and Fairfield Communities, Inc.

Debt Financing

Activities of our management and mortgage programs include the former fleet management business and car rental operations of Avis Group, as well as our mortgage and relocation businesses. Such activities are autonomous and distinct from our other activities. Therefore, management believes it is more useful to review the debt financing of management and mortgage programs separately from the debt financing of our other activities

Exclusive of Management and Mortgage Programs

Our total long-term debt increased $2.2 billion to $4.2 billion at March 31, 2001. Such increase was primarily attributable to the assumption of Avis Group debt of approximately $900 million and additional debt issuances of $1.6 billion. During first quarter 2001, we issued $1.5 billion aggregate principal amount at maturity of zero-coupon convertible senior notes for aggregate gross proceeds of approximately $900 million and borrowed $650 million under a new term loan agreement.

During May 2001, we issued zero-coupon zero-yield convertible senior notes to a qualified institutional buyer in a private offering for gross proceeds of $1 billion. We expect to utilize the proceeds for general corporate purposes and to reduce certain borrowings. The notes mature in 2021. We are not required to pay interest on the notes unless an interest adjustment becomes payable, which may occur in specified circumstances. Each $1,000 principal amount at maturity may be convertible, subject to satisfaction of specific contingencies, into approximately 39 shares of CD common stock.

Coincident with the acquisition of Avis Group, we assumed and guaranteed a $450 million six-year revolving credit facility maturing in June 2005. Borrowings under the six-year credit facility bear interest at LIBOR plus a margin of approximately 175 basis points. We are required to pay a per annum facility fee of 37.5 basis points. Also issued under this facility are letters of credit of $130 million as of March 31, 2001. At March 31, 2001, we had approximately $20 million of availability under this facility and, in addition, we had approximately $1 billion available under existing credit facilities.

Related to Management and Mortgage Programs

Activities of our management and mortgage programs are primarily supported by the issuance of commercial paper and medium-term notes and by maintaining secured obligations, depending upon asset growth and financial market conditions.

Debt related to our management and mortgage programs increased $7.5 billion to $9.6 billion at March 31, 2001. Such increase was primarily attributable to the assumption of Avis Group debt principally comprising $3.7 billion of medium-term notes, $1.6 billion of interest bearing notes and $957 million of commercial paper and also additional medium-term notes issuances aggregating $1.4 billion during first quarter 2001. Medium-term notes of $650 million were issued under an existing shelf registration statement filed by our PHH subsidiary. We have approximately $2.4 billion remaining available for issuing medium-term notes under this shelf registration statement. The remaining $750 million consisted of floating rate rental car asset backed notes which were issued through our Avis car rental subsidiary.

Strategic Business Initiatives

On April 2, 2001, we consummated the acquisition of all of the outstanding common stock of Fairfield, one of the largest vacation ownership companies in the United States, for approximately $750 million, including transaction costs and expenses and the conversion of Fairfield employee stock options into CD common stock options. The acquisition was funded from available cash.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risks

As previously discussed in our 2000 Annual Report on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used March 31, 2001 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

See Exhibit Index

(b) Reports on Form 8-K

On January 9, 2001, we filed a current report on Form 8-K to report under Item 5 changes in our management.

On January 18, 2001, we filed a current report on Form 8-K to report under Item 5 the prospectus covering the issuance and sale of new and additional Feline PRIDES.

On January 19, 2001, we filed a current report of Form 8-K/A to report under
Item 5 the reclassification of our individual membership business as a discontinued operation.

On February 8, 2001, we filed a current report on Form 8-K to report under Item 5 the issuance of CD common stock, our agreement to issue debt securities in a private offering and our projected adjusted earnings per share from continuing operations for 2001.

On February 8, 2001, we filed a current report on Form 8-K to report under Item 5 our fourth quarter and full year 2000 financial results.

On February 20, 2001, we filed a current report on Form 8-K to report under Item 5 the issuance of debt securities.

On March 9, 2001, we filed a current report on Form 8-K to report under Item 2 the acquisition of Avis Group Holdings, Inc. on March 1, 2001.

On March 12, 2001, we filed a current report on Form 8-K to report under Item 5 our Consolidated Schedule of Free Cash Flow for the years ended December 31, 2000 and 1999.

On March 21, 2001, we filed a current report on Form 8-K/A to report under Item 7 the final Indenture relating to the issuances of debt securities in February 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CENDANT CORPORATION


                                        /s/ Kevin M. Sheehan
                                        ----------------------------------------
                                        Kevin M. Sheehan
                                        Senior Executive Vice President and
                                        Chief Financial Officer


                                        /s/ John T. McClain
                                        ----------------------------------------
                                        John T. McClain
                                        Senior Vice President, Finance and
                                        Corporate Controller


Date: May 11, 2001

                                  Exhibit Index

Exhibit No.                           Description
-----------                           -----------

  3.1 Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's 10-Q/A for the quarterly period ended March 31, 2000, dated July 28,
              2000).

  3.2 Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's 10-Q/A for the quarterly period ended March 31, 2000, dated July 28, 2000).

  4.1 Indenture dated as of February 11, 1997, between CUC International Inc. and Marine Midland Bank, as Trustee (Incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated February 13, 1997).

  4.2 Indenture dated February 24, 1998 between the Company and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3, Registration No. 333-45227, dated January 29, 1998).

  4.3 Global Note (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 4, 1998).

  4.4 Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to
              Exhibit 4.0 to PHH Corporation's Current Report on Form 8-K dated December 12, 2000).

  4.5 Supplemental Indenture No. 1 dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report on Form 8-K dated December 12, 2000).

  4.6 Supplemental Indenture No. 2 dated January 30, 2001 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report on Form 8-K dated February 8, 2001).

  4.7 Indenture dated February 13, 2001 between the Company and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 20,
              2001).

  4.8 Purchase Agreement (including as Exhibit A the form of the Warrant for the Purchase of Shares of Common Stock), dated December 15, 1999, between Cendant Corporation and Liberty Media Corporation (Incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

  4.9 Resale Registration Rights Agreement dated as of February 13, 2001 between the Company and Lehman Brothers Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

  4.10 Indenture dated as of May 4, 2001 between the Company and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 11, 2001).

  10.1        Consulting Agreement with Martin L. Edelman, dated March 21, 2001.

  10.2        Employment Agreement with Kevin M. Sheehan, dated March 1, 2001.

  10.3 Amendment to the Five Year Competitive Advance and Revolving Credit Agreement dated as of February 22, 2001, among the Company, the financial institutions parties thereto and The Chase

              Manhattan Bank, as Administrative Agent (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

  10.4 Amendment to the Three Year Competitive Advance and Revolving Credit Agreement, dated as of February 22, 2001, among the Company, the lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

  10.5 $650,000,000 Term Loan Agreement dated as of February 22, 2001, among the Company, the lenders therein and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

  10.6 364-Day Competitive Advance and Revolving Credit Agreement dated March 4, 1997, as amended and restated through February 22, 2001, among PHH Corporation, the lenders thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

  12          Statement Re: Computation of Ratio of Earnings to Fixed Charges.

  99.1        Segment Information.