Form 10-K/A
period 2000-12-31
CENDANT CORP
filed 2001-07-03
CIK 723612

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                           COMMISSION FILE NO. 1-10308

                            -------------------------

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

                              7 3/4% Notes due 2003
                   3% Convertible Subordinated Notes due 2002
       Zero Coupon Senior Convertible Contingent Debt Securities due 2021
                   Zero Coupon Convertible Debentures due 2021

                            -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the New York Stock Exchange on March 15, 2001 was $12,008,130,000. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

The number of shares outstanding of each of the Registrant's classes of common stock was 844,796,413 as of March 15, 2001.
================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be mailed to stockholders in connection with our annual stockholders meeting to be held May 22, 2001 (the "Annual Proxy Statement") are incorporated by reference into Part III hereof.

             DOCUMENT CONSTITUTING PART OF SECTION 10(A) PROSPECTUS
                      FOR FORM S-8 REGISTRATION STATEMENTS

This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

                                TABLE OF CONTENTS

Item                                Description                           Page
----                                -----------                           ----

      PART I
  1   Business                                                              4
  2   Properties                                                           35
  3   Legal Proceedings                                                    36
  4   Submission of Matters to a Vote of Security Holders                  42

      PART II
  5   Market for the Registrant's Common Equity and Related Stockholder
      Matters                                                              42
  6   Selected Financial Data                                              43
  7   Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                44
  7a  Quantitative and Qualitative Disclosures about Market Risk           60
  8   Financial Statements and Supplementary Data                          61
  9   Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure                                                 61

      PART III
  10  Directors and Executive Officers of the Registrant                   61
  11  Executive Compensation                                               61
  12  Security Ownership of Certain Beneficial Owners and Management       61
  13  Certain Relationships and Related Transactions                       61

      PART IV
  14  Exhibits, Financial Statement Schedules and Reports on Form 8-K      62

      Signatures                                                           63

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

We operate in four business segments--Hospitality, Real Estate Services, Vehicle Services, and Financial Services. Our businesses provide a wide range of complementary consumer and business services. Our businesses are intended to complement one another and create cross-marketing opportunities both within each segment and between segments. Our Hospitality segment franchises hotel businesses and facilitates the sale and exchange of vacation ownership intervals; our Real Estate Services segment franchises real estate brokerage businesses, provides home buyers with mortgages and assists in employee relocations; our Vehicle Services segment franchises and operates car rental businesses, provides fleet management services to corporate clients and government agencies and operates parking facilities in the United Kingdom; and our Financial Services segment provides marketing strategies primarily to financial institutions through offering an array of financial and insurance-based products to consumers, franchises tax preparation service businesses and provides consumers with access to a variety of discounted products and services.

As a franchisor of hotels, residential and commercial real estate brokerage offices, car rental operations and tax preparation services, we license the owners and operators of independent businesses the right to use our brand names. We do not own or operate hotels, real estate brokerage offices or tax preparation offices. Instead, we provide our franchisees with services designed to increase their revenue and profitability.

Hospitality Segment

Our Hospitality segment contains our nine lodging brands and our timeshare and travel agency businesses. In our lodging franchise business, we franchise hotels primarily in the mid-priced and economy markets. We are the world's largest hotel franchisor, operating the Days Inn(R), Ramada(R) (in the United States), Super 8(R), Howard Johnson(R), Wingate Inn(R), Knights Inn(R), Travelodge(R) (in North America), Villager(R) and AmeriHost Inn(R) lodging franchise systems. In our timeshare business, we own Resort Condominiums International, LLC, the world's leading timeshare exchange company. On April 2, 2001, we acquired Fairfield Communities, Inc., one of the largest vacation ownership companies in the United States. See "Recent Developments--Acquisitions--Fairfield Communities" below.

Real Estate Services Segment

Our Real Estate Services segment consists of our three real estate brands and our mortgage and relocation businesses. We are the world's largest real estate brokerage franchisor. In our real estate franchise business, we franchise real estate brokerage offices under the CENTURY 21(R), Coldwell Banker(R) and ERA(R) real estate brokerage franchise systems. In our relocation business, our Cendant Mobility Services Corporation subsidiary is a leading provider of corporate relocation services in the world. We offer relocation clients a variety of services in connection with the transfer of a client's employees and offer similar services to affinity groups and their members. In our mortgage business, our Cendant Mortgage Corporation subsidiary originates, sells and services residential mortgage loans in the United States, marketing such services to consumers through relationships with corporations, financial institutions, real estate brokerage firms and mortgage banks.

Vehicle Services Segment

With the acquisition of Avis Group Holdings, Inc. on March 1, 2001, the Vehicle Services segment now consists of the car rental operations and fleet management services businesses of Avis Group, in addition to the Avis franchise system and our parking facility business. Our Avis car rental business is the second largest car rental system in the world (based on total revenues and volume of rental transactions). Our fleet management services business is a leader in the industry. Our National Car Parks Limited subsidiary is the largest private parking facility operator in the United Kingdom.

Financial Services Segment

Our Financial Services segment consists of our insurance/wholesale businesses, our tax preparation service business and our individual membership business. Our insurance/wholesale business markets and administers insurance products, primarily accidental death and dismemberment insurance and term life insurance, and also provides marketing strategies primarily to financial institutions through an offering of checking account enhancement packages for the benefit of their customers. The insurance/wholesale business is conducted through FISI*Madison LLC ("FISI"), Benefit Consultants, Inc. ("BCI"), Long Term Preferred Care, Inc. ("LTPC") and Cims Ltd. ("Cims"), which are all wholly-owned subsidiaries. Our Jackson Hewitt Inc. subsidiary operates the second largest tax preparation service system in the United States with locations in 48 states and franchises a system of approximately 3,300 offices that specialize in computerized preparation of Federal and state individual income tax returns. Our individual membership business, with approximately 24.3 million memberships, provides customers with access to a variety of discounted products and services. On July 2, 2001, we announced that we entered into outsourcing agreements with Trilegiant Corporation whereby Trilegiant would provide fulfillment services to members of our individual membership business in exchange for a servicing fee. See "Recent Developments - Outsourcing of Individual Membership Business" below.

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

Galileo International. On July 18, 2001, we announced that we had entered into an agreement to acquire all of the outstanding common stock of Galileo International, Inc. at an expected value of $33 per share, or approximately $2.9 billion. As part of the acquisition, we will also assume approximately $600 million of Galileo's net debt. Galileo is one of the leading providers of electronic global distribution services (GDS) for the travel industry. The transaction, which is expected to close in the fall of 2001, is subject to customary regulatory approvals and the approval of Galileo's stockholders.

Avis Group Holdings. On March 1, 2001, we purchased the 82% of Avis Group Holdings, Inc. that we did not already own at a price of $33.00 per share in cash, or approximately $994 million. Our car rental business is now comprised of the Avis franchise system and the car rental operations of Avis Group, formerly our largest Avis franchisee. In addition, through the acquisition of Avis Group, we also acquired PHH Arval, a leader in the fleet management services business, which offers fleet leasing, fleet management, other management services to corporate clients and government agencies, and Wright Express Corporation, the leading fuel card service provider in the United States, which offers fuel and vehicle expense management programs to corporations and government agencies for the effective management and control of vehicle travel expenses.

In an effort to effectively integrate the operations of Avis Group with our operations, we implemented an internal reorganization on March 1, 2001. Pursuant to this reorganization, the car rental operations of Avis Group became a part of our subsidiary, Cendant Car Holdings, LLC, and the worldwide fleet management operations of Avis Group became a part of our subsidiary, PHH Corporation.

Fairfield Communities. On April 2, 2001, we acquired all of the outstanding common stock of Fairfield Communities, Inc. for approximately $750 million in cash. Fairfield, with more than 324,000 vacation-owning households, is a leading vacation ownership company in the United States, marketing and managing resort properties at 35 locations in 12 states and the Bahamas. Fairfield operates over 32 dedicated sales centers and manages over 110 timeshare and whole ownership resort associations.

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

AmeriHost Inn. On October 2, 2000, we completed the acquisition of the AmeriHost Inn and AmeriHost Inn & Suites(SM) brand names and franchising rights. AmeriHost Inn and AmeriHost Inn & Suites hotels are new construction, limited service, mid-priced hotels. We and Amerihost Properties, Inc. ("API") intend to grow the AmeriHost hotel system through continued property development by API and our active franchise sales to API and third parties. Additionally, we have entered into an agreement with API to share royalties on AmeriHost hotels for a period of 25 years.

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

Internet Developments

In March 2001, we funded the development of an online travel portal due to launch in late 2001. We hope to maximize growth opportunities of our existing travel businesses and take advantage of our experience with the move.com portal. The travel portal will leverage new technology coupled with access to our lodging, timeshare, car rental and travel agency services to address the full range of consumer travel needs. The travel portal will deliver a consumer friendly experience with products and services from a wide variety of travel providers.

Securities Offerings

On February 13, 2001, we issued $1.2 billion principal amount at maturity of zero-coupon senior convertible contingent notes due 2021. The notes were offered at an initial offering price of $608.41 per $1,000 principal amount at maturity, with gross proceeds of approximately $750 million. On March 9, 2001, Lehman Brothers Inc. exercised its option to purchase an additional $246 million principal amount at maturity of notes. Each $1,000 principal amount at maturity note will be convertible into 33.4 shares of CD common stock if the closing price of CD common stock on the New York Stock Exchange exceeds specified levels or in the event our credit rating falls below investment grade or if we call the notes for redemption or engage in certain corporate transactions. The notes will not be redeemable by the Company prior to February 13, 2004 but we may be required to repurchase notes at the accreted value thereof, at the option of the holders, on February 13, 2004, 2009, or 2014. We may elect to pay the purchase price for the foregoing repurchases in cash or shares of CD common stock.

Simultaneously with the February 13, 2001 notes offering, we issued 40 million shares of our CD common stock to Lehman at $13.20 per share, resulting in net proceeds of approximately $528 million. On March 9, 2001,

Lehman exercised its option to purchase an additional six million shares of CD common stock to cover over-allotments which provided $79.2 million in net proceeds. We used a portion of the proceeds from the offerings to fund the acquisition of Avis Group. The remaining proceeds will be used to reduce outstanding debt and for general corporate purposes.

On May 4, 2001, we issued $800 million of zero-coupon senior convertible contingent notes due 2021. On May 8, 2001, Goldman Sachs exercised its option to purchase an additional $200 million of notes. Each $1,000 principal amount at maturity note will be convertible into approximately 39 shares of CD common stock if the closing price of CD common stock on the New York Stock Exchange exceeds specified levels or in certain other circumstances. We may be required to repurchase the notes at the option of the holders at certain specified times prior to 2021 but not prior to May 2002. We may elect to pay the purchase price for the foregoing repurchases in cash or shares of CD common stock.

Sale of Move.com

On February 16, 2001, we completed the sale of move.com along with certain ancillary businesses to Homestore.com. The transaction combines two leading Web sites in the home and real estate category under the Homestore.com(TM) brand. The transaction also provides Homestore.com's Web site REALTOR.com(R) with an exclusive 40-year license to the aggregated listings of our CENTURY 21, Coldwell Banker and ERA national real estate franchises. Homestore.com acquired the businesses in an all-stock transaction totaling approximately 26.3 million shares of Homestore common stock valued at $718 million. See "Divested Businesses--Move.com and Ancillary Businesses" below.

Outsourcing of Individual Membership Business

On July 2, 2001, we entered into agreements with Trilegiant Corporation, a newly formed corporation to be headquartered in Norwalk, CT, to outsource and license our individual membership business to Trilegiant. The former management of Cendant Membership Services, Inc. ("CMS") and Cendant Incentives, Inc. own 100% of the common stock and we own 20% of the equity through a convertible preferred stock investment in Trilegiant. All employees of CMS and Cendant Incentives will become employees of Trilegiant. Previously, we had planned to spin off our individual membership business.

We will retain the economic benefits from existing members of our individual membership business and Trilegiant will provide fulfillment services to these members for a servicing fee. Trilegiant will also have the right to use all assets necessary for the operation of our individual membership business and, beginning in the third quarter of 2002, we will receive a license fee of 5% of Trilegiant's revenues, increasing to 16% over ten years. The outsourcing agreement has a 40-year term.

As a result of this transaction, the previously announced spin-off of the individual membership business to our stockholders will no longer occur.

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

On December 7, 1999, we announced that we reached a preliminary agreement to settle the principal Securities Action pending against us in the U.S. District Court in Newark, New Jersey relating to the aforementioned class action lawsuits. In the definitive written settlement agreement executed March 17, 2000, the Company agreed to pay the class members approximately $2.85 billion in cash. The District Court approved the settlement in orders dated August 15, 2000. Certain parties who objected to the settlement have appealed the District Court's orders approving the settlement, the plan of allocation of the settlement fund and awarding attorneys fees and expenses to counsel for the lead plaintiffs. The U.S. Court of Appeals for the Third Circuit issued a briefing schedule for the appeals, which is nearly complete. Oral arguments for all appeals were heard on May 22, 2001; the court reserved its decision until further notice. We currently plan to fund the settlement through the use of available cash, the use of existing credit facilities, the issuance of debt securities, and/or the issuance of equity securities. We intend to finance the cost of the settlement so as to maintain our investment grade ratings.

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

Forward-Looking Statements

Forward-looking statements in this Annual Report on Form 10-K/A are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives.

Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical acts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

            o the effect of economic conditions and interest rate changes on the economy on a national, regional or international basis and the impact thereof on our businesses;

            o the effects of changes in current interest rates, particularly on our real estate franchise and mortgage businesses;

            o the resolution or outcome of our unresolved pending litigation relating to the previously announced accounting irregularities and other related litigation;

            o our ability to develop and implement operational and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

            o competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;

            o our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, including the pending acquisition of Galileo and the acquisitions of Avis Group and Fairfield, the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;

            o our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and rating agencies;

            o competitive and pricing pressures in the vacation ownership and travel industries, including the car rental industry;

            o changes in the vehicle manufacturer repurchase arrangements between vehicle manufacturers and Avis Group in the event that used vehicle values decrease; and

            o changes in laws and regulations, including changes in accounting standards and privacy policy regulation.

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

Principal Executive Office

Our principal executive office is located at 9 West 57th Street, New York, New York 10019 (telephone number: (212) 413-1800).

HOSPITALITY SEGMENT

The Hospitality segment contains our nine lodging brands and our timeshare and travel agency businesses and represented 22%, 17% and 14% of our revenue for 2000, 1999 and 1998, respectively. In our lodging franchise business, we franchise hotels primarily in the mid-priced and economy markets. We are the world's largest hotel franchisor, operating the Days Inn(R), Ramada(R) (in the United States), Super 8(R), Howard Johnson(R), Wingate Inn(R), Knights Inn(R), Travelodge(R) (in North America), Villager(R) and AmeriHost Inn(R) lodging franchise systems. In our timeshare business, we own Resort Condominiums International, LLC, the world's leading timeshare exchange company. On November 2, 2000, we acquired Fairfield Communities, Inc., one of the largest vacation ownership companies in the United States. See "Recent Developments--Acquisitions--Fairfield Communities" above.

Lodging Franchise Business

General. Our lodging franchise business represented 11%, 8% and 7% of our revenue for 2000, 1999 and 1998, respectively. The lodging industry can be divided into four broad sectors based on price and services: upper upscale, which typically charge room rates above $110 per night; upscale, which typically charge room rates between $81 and $110 per night; middle market, with room rates generally between $55 and $80 per night; and economy, where room rates generally are less than $55 per night. Of our franchised brands, Ramada, Howard

Johnson, Wingate Inn and AmeriHost Inn compete principally in the middle market sector and Days Inn, Knights Inn, Super 8, Travelodge and Villager compete primarily in the economy sector.

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

                    Primary Domestic       Avg. Rooms        # of           # of
Brand                 Market Served       Per Property    Properties        Rooms          Location*
-----               ----------------      ------------    ----------        -----          ---------
AmeriHost Inn         Middle Market             63              81           5,141          Domestic
Days Inn              Upper Economy             85           1,912         162,129      International(1)
Howard Johnson        Middle Market            100             508          50,938      International(2)
Knights Inn           Lower Economy             79             230          18,194      International(3)
Ramada                Middle Market            123             988         121,431          Domestic
Super 8                  Economy                61           1,969         119,266      International(3)
Travelodge            Upper Economy             81             564          45,699      International(4)
Villager              Lower Economy             89             110           9,770      International(4)
Wingate Inn        Upper Middle Market          94              93           8,745          Domestic
                                                             -----         -------
     Total                                                   6,455         541,313
                                                             =====         =======

-----------------------
*     Description of rights owned or licensed.
(1) Includes properties in Canada, China, Colombia, Czech Republic, Hungary, India, Jordan, Mexico, Philippines, South Africa, United Kingdom, and Uruguay.
(2) Includes properties in Argentina, Canada, Colombia, Dominican Republic, Ecuador, Israel, Jordan, Lebanon, Malta, Mexico, Oman, Venezuela, United Arab Emirates, and United Kingdom.
(3)   Includes properties in Canada.
(4)   Includes properties in Canada and Mexico.

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

Competition. Competition among the national lodging brand franchisors to grow their franchise systems is intense. Our primary national lodging brand competitors are the Holiday Inn(R) and Best Western(R) brands and Choice Hotels, which franchises seven brands, including the Comfort Inn(R), Quality Inn(R) and Econo Lodge(R) brands. Our Days Inn, Travelodge and Super 8 properties principally compete with Comfort Inn, Red Roof Inn(R) and Econo Lodge in the economy sector. The chief competitors of our Ramada, Howard Johnson, Wingate Inn and AmeriHost Inn properties, which compete in the middle market sector of the hotel industry, are Holiday Inn(R) and Hampton Inn(R). Our Knights Inn and Travelodge brands compete with Motel 6(R) properties. In addition, a lodging facility owner may choose not to affiliate with a franchisor but to remain independent.

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

Timeshare Business

General. Our timeshare business represented 9%, 7% and 6% of our revenue for 2000, 1999 and 1998, respectively. Our Resort Condominiums International ("RCI") subsidiary is the world's largest provider of timeshare vacation exchange opportunities and services for more than 2.8 million timeshare members from approximately 200 nations and more than 3,700 resorts in more than 100 countries around the world. Our RCI(R) business consists primarily of the operation of an exchange program for owners of condominium timeshares or whole units at affiliated resorts, the publication of magazines and other periodicals related to the vacation and timeshare industry, travel-related services, resort management and consulting services. RCI has significant operations in North America, Europe, the Middle East, Latin America, Africa, Australia and the Pacific Rim and has more than 3,900 employees worldwide.

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

The RCI(R) Weeks Exchange Program ("RCI Weeks") provides RCI members who own timeshares at RCI-affiliated resorts the ability to exchange their timeshare vacation accommodations in any given year for comparable value accommodations at other RCI-affiliated resorts. Approximately 1.3 million members of RCI Weeks, representing approximately 50% of the total members of RCI Weeks, reside outside of the United States.

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

One of the key innovations that we introduced to the vacation timeshare industry was the RCI Points Exchange Program, formally known as the Global Points Network(R). RCI Points members are assigned points, which represent the comparable value of their timeshare interests. These points can then be used for stays at RCI resorts, airfare, car rentals, hotel stays, cruises and more, providing enormous flexibility for RCI Points members. RCI Points is a creative way to enhance the attractiveness of RCI membership by adapting to changes in consumer vacation habits that have trended toward shorter, but more frequent vacations. Initial reaction to RCI Points has been positive and the program will continue to expand in 2001.

On April 2, 2001, we acquired Fairfield Communities Inc., one of the largest vacation ownership companies in the United States. Fairfield develops timeshare resorts, markets vacation ownership products and manages resort properties under the Fairfield(R) name at 35 locations in 12 states and the Bahamas. Fairfield's primary business is the sale of timeshare interests and it operates more than 32 sales centers throughout the United States. It also manages more than 110 property owners associations. In 2000, over 625,000 families visited resorts owned or managed by Fairfield. The acquisition of Fairfield will enable us to expand our timeshare product offerings to include timeshare financing, unit interval sales and marketing, property management, club management and timeshare exchange programs. Immediately prior to the closing of the Fairfield acquisition, Fairfield transferred its real estate development assets to a third party and entered into agreements with the third party governing their relationship. On January 8, 2001, Fairfield announced the acquisition of Dolphin's Cove Resort in Anaheim, California from Dolphin's Cove Resort, Ltd. This acquisition increases Fairfield's membership base to more than 340,000 and includes option rights to develop an oceanfront vacation ownership resort in southern California.

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

Trademarks and Intellectual Property. The service marks "RCI", "Resort Condominiums International(R)" and related trademarks and logos are material to RCI's business. RCI and its subsidiaries actively use the marks. "RCI" and "Resort Condominiums International" are registered with the United States Patent and Trademark Office as well as major countries worldwide where RCI or its subsidiaries have significant operations. We own the marks used in RCI's business.

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

REAL ESTATE SERVICES SEGMENT

Our Real Estate Services segment consists of our three real estate brands and our relocation and mortgage businesses and represented 31%, 23% and 19% of our revenue for 2000, 1999 and 1998, respectively.

Real Estate Franchise Business

General. Our real estate franchise business represented 13%, 9% and 7% of our revenue for 2000, 1999 and 1998, respectively. We own the CENTURY 21 franchise system, the world's largest franchisor of residential real estate brokerage offices with approximately 6,600 independently owned and operated franchised offices with approximately 102,000 active sales agents worldwide, the ERA franchise system, a leading residential real estate brokerage franchise system with over 2,500 independently owned and operated franchised offices and more than 28,000 sales agents worldwide and the Coldwell Banker franchise system, the world's leading brand for the sale of million-dollar-plus homes and now the third largest residential real estate brokerage franchise system with approximately 3,000 independently owned and operated franchised offices and approximately 76,000 sales agents worldwide.

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

Coldwell Banker Real Estate Corporation offers a commercial-only franchise, licensing the Coldwell Banker Commercial(R) trademarks and systems. Coldwell Banker Commercial franchisees pay annual fees consisting of ongoing service and marketing fees, generally 6% and 1%, respectively, of their annual gross revenue (subject to annual rebates to franchisees who achieve certain revenue thresholds annually, and to minimums and maximums on the marketing fees).

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

Internet. Each of our brands has a consumer Web site that offers real estate listing contacts and services. century21.com, coldwellbanker.com and era.com are the official Web sites for the CENTURY 21(R), Coldwell Banker(R) and ERA(R) real estate franchise systems, respectively.

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

Competition. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. The chief competitors to our real estate brokerage franchise systems include the Prudential(R), GMAC Real Estate(sm) (also known as Better Homes & Gardens(R)) and RE/MAX(R) real estate brokerage brands. In addition, a real estate broker may choose to affiliate with a regional chain or choose not to affiliate with a franchisor but to remain independent.

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

Relocation Business

General. Our relocation business represented 9%, 7% and 7% of our revenue for 2000, 1999 and 1998, respectively. Cendant Mobility(sm) is the leading provider of employee relocation services in the world and assists more than 128,000 affinity customers, transferring employees and global assignees annually, including over 20,000 employees internationally each year in 111 countries. At December 31, 2000, we employed approximately 2,600 people in our relocation business.

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

Mortgage Business

General. Our mortgage business represented 9%, 7% and 5% of our revenue for 2000, 1999 and 1998, respectively. We originate, sell and service residential first mortgage loans in the United States. For 2000, Cendant Mortgage(sm) was the fifth largest lender of retail originated residential mortgages, and the ninth largest lender of residential mortgages in the US. On December 18, 2000, we announced a new alliance with Merrill Lynch whereby Merrill Lynch outsourced its mortgage origination and servicing operations to us. Merrill Lynch closed approximately $5 billion in retail purchase mortgages during 2000. As a result of Merrill Lynch's loan volume, we are one of the largest retail mortgage lenders.

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

Cendant Mortgage offers mortgages through the following platforms:

      o Teleservices. Mortgages are offered to consumers through an 800-number teleservices operation based in Mt. Laurel, New Jersey under programs for real estate organizations (Phone In, Move In(R)), private label programs for financial institutions, and for relocation clients in conjunction with the operations of Cendant Mobility. The teleservices operation provides us with retail mortgage volume that contributes to Cendant Mortgage ranking as the fifth largest retail originator in 2000 according to Inside Mortgage Finance.

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

Business Growth. Our strategy is to increase market share by expanding all of our sources of business with emphasis on purchase mortgage volume through our teleservices, Phone In, Move In and Internet (Log In, Move In(R)) programs. The Phone In, Move In program was developed for real estate firms in 1997 and has been established in over 6,000 real estate offices.

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

VEHICLE SERVICES SEGMENT

With the acquisition of Avis Group Holdings, Inc. on March 1, 2001, the Vehicle Services segment now consists of the car rental operations and fleet management services businesses of Avis Group, in addition to the Avis franchise system and our parking facility business and represented 12%, 24% and 32% of our revenue for 2000, 1999 and 1998, respectively.

Car Rental Operations and Franchise Businesses

General. We operate the Avis car rental franchise system (the "Avis System"). Our franchise business represented 5%, 4%, 3% of our revenue for 2000, 1999 and 1998, respectively. On March 1, 2001, we purchased the approximately 82% of Avis Group, the largest Avis System franchisee, that we did not already own at a price of $33.00 per share in cash, or approximately $994 million. See "Recent Developments--Acquisitions--Avis Group Holdings" above. Our car rental business is now comprised of the Avis System and the car rental operations of Avis Group. As a result, we operate the second largest general use car rental business in the world, based on total revenue and volume of rental transactions.

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

The Avis System in Europe, Africa, part of Asia and the Middle East is operated under franchise by Avis Europe Ltd., an unaffiliated third party.

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

The Avis System. The Avis System provides franchisees access to the benefits of a variety of services, including: (i) comprehensive safety initiatives, including the "Avis Cares(R)" Safe Driving Program, which offers vehicle safety information, directional assistance such as satellite guidance, regional maps, weather reports and specialized equipment for travelers with disabilities; (ii) a standardized system identity for rental location presentation and uniforms;
(iii) a training program and business policies, quality of service standards and data designed to monitor service commitment levels; (iv) marketing/advertising/public relations support for national consumer promotions including Frequent Flyer/Frequent Stay programs and the Avis System Internet Web site; and (v) brand awareness of the Avis System through the familiar "We Try Harder(R)" service announcements.

Avis System franchisees are also provided with access to the Wizard(R) System, a reservations, data processing and information management system for the vehicle rental business. The Wizard System is linked to all major travel networks on six continents through telephone lines and satellite communications. Direct access with other computerized reservations systems allows real-time processing for travel agents and corporate travel departments. Among the principal features of the Wizard System are:

      o     an advanced graphical interface reservation system;

      o "Roving Rapid Return(R)," which permits customers who are returning vehicles to obtain completed charge records from radio-connected "Roving Rapid Return" agents who complete and deliver the charge record at the vehicle as it is being returned;

      o "Preferred(R) Service," an expedited rental service that provides customers with a preferred service rental record printed prior to arrival, a pre-assigned vehicle and fast convenient check out;

      o "Wizard on Wheels(SM)," which enables the Avis System locations to assign vehicles and complete rental agreements while customers are being transported to the vehicle;

      o "Flight Arrival Notification," a flight arrival notification system that alerts the rental location when flights have arrived so that vehicles can be assigned and paperwork prepared automatically;

      o "Avis Link(R)," which automatically identifies the fact that a user of a major credit card is entitled to special rental rates and conditions, and therefore sharply reduces the number of instances in which a franchisee inadvertently fails to give renters the benefits of negotiated rate arrangements to which they are entitled;

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

Travel agents can make Avis System reservations through all four major U.S.-based global distribution systems and several international-based systems. Users of the U.S.-based global distribution systems can obtain access through these systems to our rental location, vehicle availability and applicable rate structures. An automated link between these systems and the Wizard System gives them the ability to reserve and confirm rentals directly through these systems. We also maintain strong links to the travel industry. We have arrangements with frequent traveler programs of airlines such as Delta(R), American(R), Continental(R), United(R) and TWA(R), and of hotels including the Hilton Corporation, Hyatt Corporation, Best Western, and Starwood Hotels and Resorts. These arrangements provide various incentives to all program participants and cooperative marketing opportunities for

Avis and the partner. We also have an arrangement with our lodging brands whereby lodging customers who are making reservations by telephone will be transferred to us if they desire to rent a vehicle.

Avis Online. Avis has a strong brand presence on the Internet through our Avis Online web site, www.avis.com. A steadily increasing number of Avis vehicle rental customers obtain rate, location and fleet information and then reserve their Avis rentals directly on the Avis Online web site. In addition, customers electing to use other Internet services such as Expedia(R), Travelocity(R) and America Online(R) for their travel plans also have access to Avis reservations. During 2000, reservations through Internet sources increased to 7.4% of total reservations from 3.7% in the prior year.

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

Our international operations maintain close relationships with the travel industry including participation in several airline frequent flyer programs, such as those operated by Air Canada(R), Ansett Australia Airlines(R) and Varig(R) Brazilian Airlines, as well as participation in Avis Europe programs with British Airways(R), Lufthansa(R) and other carriers.

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

Fleet Management Services Business

In October 1996, we acquired the fleet management business, which we subsequently sold to Avis Group in June 1999. The fleet management business represented 15% and 26% of our revenue for 1999 and 1998, respectively. On March 1, 2001, through the acquisition of Avis Group, we re-acquired the fleet management business as a component of PHH Vehicle Management Services LLC (d/b/a PHH Arval), a leader in the fleet management services business, which offers fleet leasing, fleet management, other management services to corporate clients and government agencies, and Wright Express Corporation, the leading fuel card service provider in the United States, which offers fuel and vehicle expense management programs to corporations and government agencies for the effective management and control of vehicle travel expenses. These services include vehicle leasing advisory services and fleet management services for a broad range of vehicle fleets. Advisory services include fleet policy analysis and recommendations, benchmarking, and vehicle recommendations and specifications. In addition, we provide managerial services which include ordering and purchasing vehicles, arranging for their delivery through dealerships located throughout the United States and Canada, administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims with vehicle manufacturers and remarketing used vehicles. We also offer various leasing plans for our vehicle leasing programs, financed primarily through the issuance of commercial paper and medium-term notes and through unsecured borrowings under revolving credit agreements, securitization financing arrangements and bank lines of credit.

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

Products. Our fleet management services are divided into two principal products:
(i) asset based products; and (ii) fee based products.

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

The fee based products are designed to effectively manage costs and enhance driver productivity. The three main fee based products are fuel services, maintenance services and accident management. Fuel services represents the utilization of our proprietary cards to access fuel through a network of franchised and independent fuel stations. The cards operate as a universal card with centralized billing designed to measure and manage costs. In the United States, Wright Express is the leading fleet fuel card supplier with over 125,000 fuel facilities in its network and in excess of 3.2 million cards issued. Wright Express distributes its fuel cards and related offerings through three primary channels: (i) the Wright Express(R)-branded universal card, which is issued directly to fleets by Wright Express; (ii) the private label card, under which Wright Express provides private label fuel cards and related services to commercial fleet customers of major petroleum companies; and (iii) co-branded marketing, under which Wright Express fuel cards are co-branded and issued in conjunction with products and services of partners such as commercial vehicle leasing companies.

We offer customer vehicle maintenance charge cards that are used to facilitate repairs and maintenance payments. The vehicle maintenance cards provide customers with benefits such as (i) negotiated discounts off full retail prices through our convenient supplier network, (ii) access to our in-house team of certified maintenance experts that monitor each card transaction for policy compliance, reasonability, and cost effectiveness, and (iii) inclusion of vehicle maintenance card transactions in a consolidated information and billing database that helps evaluate overall fleet performance and costs. We maintain an extensive network of service providers in the United States and Canada to ensure ease of use by the client's drivers.

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

Competition. The principal factors for competition in vehicle management services are service quality and price. We are competitively positioned as a fully integrated provider of fleet management services with a broad range of product offerings. We rank second in the United States in the number of vehicles under management and first in the number of proprietary fuel and maintenance cards for fleet use in circulation. There are four other major providers of fleet management services in the United States, hundreds of local and regional competitors, and numerous niche competitors who focus on only one or two products and do not offer the fully integrated range of products provided by us. In the United States, it is estimated that only 45% of fleets are leased by third-party providers. The unpenetrated market and the continued focus by corporations on cost efficiency and outsourcing will provide the growth platform in the future.

Seasonality. The fleet management services businesses are generally not seasonal.

Parking Facility Business

General. Our parking facility business represented 7%, 5% and 3% of our revenue for 2000, 1999 and 1998, respectively. Our National Car Parks subsidiary is the largest private parking facility operator in the United Kingdom. NCP operates off-street commercial parking facilities and on-street parking in the United Kingdom, with over 60 years' experience of owning and/or managing a portfolio of nearly 500 car parks, mostly located in city and town centers and at airports.

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

Trademarks and Intellectual Property. The service mark NCP(R) and related logos are registered (or have applications pending for registration) in the UK Patent Office and throughout the European Community.

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

FINANCIAL SERVICES SEGMENT

Our Financial Services segment consists of our insurance/wholesale businesses, our tax preparation business and our individual membership business (see "Recent Developments - Outsourcing of Individual Membership Business" above). The Financial Services segment represented 30%, 25% and 22% of our revenue for 2000, 1999 and 1998, respectively.

Insurance/Wholesale Business

General. Our insurance/wholesale business represented 13%, 9% and 8% of our revenue for 2000, 1999 and 1998, respectively. We have nearly 38 million customers and market and administer insurance products, primarily accidental death and dismemberment insurance. We also provide products and services such as checking account enhancement packages, financial products and discount programs to customers of banks, credit card issuers, credit lenders and mortgage companies. The direct marketing activities are conducted principally through our wholly-owned subsidiaries, FISI, BCI, LTPC and Cims.

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

International Operations. Our Cims subsidiary has developed the international distribution of loyalty package services and insurance products. As of December 31, 2000, Cims has expanded its international membership and customer base to approximately 13.7 million individuals. This base is driven by wholesale membership through over 50 financial institutions throughout Europe, South Africa and Asia, as well as through other distribution channels. We also have exclusive licensing agreements covering the use of our merchandising systems in Australia, Japan and certain other Asian countries under which licensees pay initial license fees and agree to pay royalties to us based on membership fees, access fees and merchandise service fees paid to them. Royalties from these licenses were less than 1% of our revenues and profits within our insurance/wholesale business for 2000, 1999 and 1998, respectively.

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

Tax Preparation Business

General. Our tax preparation business represented 1%, 1% and 1% of our revenue for 2000, 1999 and 1998, respectively. Our Jackson Hewitt Inc. subsidiary is the second largest tax preparation service system in the United States. The Jackson Hewitt(R) franchise system is comprised of a 48-state network (and the District of Columbia) with approximately 3,300 offices operating under the trade name and service mark "Jackson Hewitt Tax Service(R)." Office locations range from stand-alone store front offices to offices within Wal-Mart(R) and Kmart(R) stores. Through the use of proprietary interactive tax preparation software, we are engaged in the preparation and electronic filing of federal and state individual income tax returns. During 2000, Jackson Hewitt prepared over 1.8 million tax returns, which represented an increase of 33% from the approximately
1.38 million tax returns prepared during 1999. To complement our tax preparation services, we also offer accelerated check refunds and refund anticipation loans to our tax preparation customers through a designated bank. We believe that the application of our focused management strategies and techniques for franchise systems to the Jackson Hewitt network can increase revenue produced by the Jackson Hewitt franchise system while also increasing the quality and quantity of services provided to franchisees.

Tax preparation revenues are primarily comprised of tax return preparation fees and incremental fees through customer tax refund payment options. During 2000, approximately 60%, or 76 million, of the 128 million tax returns filed were completed by paid preparers. H&R Block's recent shift to an owner/operator business model has resulted in Jackson Hewitt becoming the leading franchisor of tax preparation services.

Growth. We believe revenue and market share growth in the tax preparation industry will come primarily from selling new franchises, the application of proven management techniques for existing franchise systems, and new product and service offerings. During 1999, Jackson Hewitt, in conjunction with two of its largest franchisees, created an independent joint venture, Tax Services of America, Inc. ("TSA"), to maximize Jackson Hewitt's ability to add independent tax preparation firms to its franchise system. Cendant initially invested $5 million in TSA. Jackson Hewitt initially invested approximately 80 company-owned stores and currently has an approximately 80% interest in the form of convertible preferred stock. TSA currently has over 350 offices and is expected to prepare over 300,000 tax returns during the 2001 filing season. TSA's primary objective is to grow by acquiring independent tax preparation firms in areas where TSA is licensed to operate and convert them to the Jackson Hewitt system.

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

Trademarks and Intellectual Property. The trademark "Jackson Hewitt" and related logo are material to Jackson Hewitt's business. We, through our franchisees, actively use these marks. The trademark and logo are registered (or have applications pending for registration) with the United States Patent and Trademark Office

Competition. Tax preparation businesses are highly competitive. There are a substantial number of tax preparation firms and accounting firms that offer tax preparation services. Commercial tax preparers are highly competitive with regard to price, service and reputation for quality. Our largest competitor, H&R Block, recently shifted to an owner/operator business model, which resulted in our becoming the leading franchisor of tax preparation services.

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

Individual Membership Business

General. Our individual membership business represented 16%, 15% and 13% of our revenue for 2000, 1999 and 1998 respectively. We have approximately 24.3 million memberships and we provide customers with access to a variety of discounted products and services in such areas as retail shopping, travel, personal finance and auto and home improvement. We affiliate with business partners such as leading financial institutions, retailers, and oil companies to offer membership as an enhancement to their credit card, charge card or other customers. Participating institutions generally receive commissions on initial and renewal memberships, based on a percentage of the net membership fees. Individual membership programs offer consumers discounts on over 31,500 brand categories by providing shop at home convenience in areas such as retail shopping, travel, automotive, dining and home improvement.

On July 2, 2001, we entered into outsourcing and licensing agreements with Trilegiant Corporation. We will retain the economic benefits from existing members of our individual membership business and Trilegiant will provide fulfillment services to these members for a servicing fee. Beginning in the third quarter of 2002, we will receive a license fee of 5% of Trilegiant revenues, increasing to 16% over ten years. The outsourcing agreement has a 40-year term. See "Recent Developments - Outsourcing of Individual Membership Business" above.

Services. A brief description of the different types of membership programs is as follows:

Shoppers Advantage(R) ("SA") is a discount shopping program that provides product price information and home shopping services to its members. SA's merchandise database contains information on over 80,000 brand name products, including a written description of the product, the manufacturer's suggested retail price, the vendor's price, features and availability. SA acts as a conduit between its members and the vendors; accordingly, it does not maintain an inventory of products.

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

The AutoVantage(R) Service offers members comprehensive new car summaries and preferred prices on new domestic and foreign cars purchased through an independent dealer network (which includes over 1,800 dealer franchises) and discounts on maintenance, tires and parts at more than 25,000 locations. AutoVantage Gold(R) is a premium version of the AutoVantage(R) Service, providing, among other things, road and tow services to its members.

Credit Card Guardian(R) and "Hot-Line" services enable consumers, among other things, to register their credit and debit cards with us so that the account numbers of these cards may be kept securely in one place.

The PrivacyGuard(R) and Credentials(R) services provide members with a comprehensive and understandable means of monitoring key personal information. The service offers a member access to information in certain key areas including: credit history and monitoring, driving records maintained by state motor vehicle authorities and medical files maintained by third parties.

The Buyers Advantage(R) services extend the manufacturer's warranty on products purchased by the member. This service also rebates 20% of repair costs and offers members price protection by refunding any difference between the price the member paid for an item and its reduced price should the item be sold at a lower price within sixty days after purchase.

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

Trademarks and Other Intellectual Property. The individual membership business trademarks and service marks listed above and related logos are material to the individual membership business. We actively use these marks. Individual membership business trademarks and logos are registered (or have applications pending for registration) with the United States Patent and Trademark Office, unless otherwise indicated above.

Competition. The membership services industry is highly competitive. Our competitors include membership services companies, as well as large retailers, travel agencies, insurance companies and financial service institutions, some of which have financial resources, product availability, technological capabilities or customer bases that may be greater than ours. To date, we have been able to compete effectively with such competitors. However, there can be no assurance that we will continue to be able to do so.

Seasonality. Our individual membership business is generally not seasonal.

DIVESTED BUSINESSES

Move.com and Ancillary Businesses. On February 16, 2001, we completed the sale of move.com along with certain ancillary businesses, to Homestore.com. Homestore.com acquired the businesses in an all-stock transaction totaling approximately 26.3 million shares of Homestore common stock valued at $718 million As a result of the transaction, we will have a designee on the Homestore.com Board of Directors. See "Recent Developments--Sale of Move.com" above.

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

The move.com network was comprised of the following Web sites that offered relocation, real estate and home-related content and services: (i) move.comSM, the Internet portal and flagship site, combining home and rental housing listings, mortgage services and numerous moving and home-related services; (ii) Rent.net(R), a leading online rental and relocation guide and advertising source for the apartment industry, representing properties and relocation services in more than 3,000 cities across North America; (iii) Seniorhousing.net(R), which provides the move.com network with a directory of over 750 retirement communities, assisted living facilities and nursing homes containing detailed property descriptions, photographs, floor plans, 360- virtual tours and direct communication links to onsite managers; (iv) Corporatehousing.net(SM), the leading online directory and advertising source for the temporary/corporate housing industry, with over 400 local and national listing providers across the United States and Canada; (v) Selfstorage.net(R), a leading online directory and advertising source for the self storage industry, with over 3,000 storage facilities across the United States and Canada and (vi) Welcomewagon.com, the official Web site of Welcome Wagon/Getko, which provides the move.com network with local community information.

Through Welcome Wagon, we distributed complimentary welcoming packages which provide new homeowners and other consumers throughout the United States and Canada with discounts for local merchants. These activities were conducted through our Welcome Wagon International Inc. and Getko Group, Inc. subsidiaries.

REGULATION

Marketing Regulation. Primarily through our insurance/wholesale and our individual membership business, we market our products and services via a number of distribution channels, including direct mail, telemarketing and online. These channels are regulated on the state and federal levels and we believe that these activities will increasingly be subject to such regulation. Such regulation may limit our ability to solicit new members or to offer one or more products or services to existing members. In addition to direct marketing, our insurance/wholesale and individual membership products and services are subject to various state and local regulations including, as applicable, those of state insurance departments. While we have not been adversely affected by existing regulations, we cannot predict the effect of any future federal, state or local legislation or regulation.

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

EMPLOYEES

As of December 31, 2000, we employed approximately 28,000 people fulltime. Management considers our employee relations to be satisfactory.

ITEM 2. PROPERTIES

Our principal executive offices are located in leased space at 9 West 57th Street, New York, NY 10019 with a lease term expiring in 2013. Many of our general corporate functions are conducted at a building owned by us and located at 6 Sylvan Way, Parsippany, New Jersey 07054 and at offices leased by us and located at 1 Sylvan Way and 10 Sylvan Way, Parsippany, New Jersey 07054 and Landmark House, Hammersmith Bridge Road, London, England W69EJ. We have recently entered into a 12-year lease for 377,000 square feet at One Campus Drive, Parsippany, NJ 07054, where we plan to consolidate many of our corporate functions.

Our lodging franchise business leases space for its reservations centers and data warehouse in Winner and Aberdeen, South Dakota; Phoenix, Arizona; Knoxville and Elizabethton, Tennessee; St. John, New Brunswick, Canada pursuant to leases that expire in 2000, 2004, 2007, 2004, 2002, and 2009, respectively. In addition, our lodging franchise business also has approximately three leased offices spaces located within the United States.

Our timeshare business has two properties which we own; a 200,000 square foot facility in Carmel, Indiana, which serves as an administrative office and a property located in Kettering, UK which is RCI's European office. Our timeshare business also has approximately 11 leased office spaces located within the United States and approximately 37 additional leased spaces in various countries outside the United States.

Our real estate franchise business leases seven properties in various locations that function as sales offices, one of which is shared with our lodging franchise business.

Our relocation business has its main corporate operations located in three leased buildings in Danbury, Connecticut, with lease terms expiring in 2004, 2005 and 2008. There are also five regional offices located in Mission Viejo and Walnut Creek, California; Oak Brook and Chicago, Illinois; and Irving, Texas, which provide operation support services. We own the office in Mission Viejo and the others we operate pursuant to leases that expire in 2004, 2003, 2004 and 2003, respectively. International offices are located in: Hammersmith and Swindon, United Kingdom; Melbourne, Australia; and Singapore pursuant to leases that expire in 2012, 2013, 2005 and 2002, respectively.

Our mortgage business has centralized its operations to one main area occupying various leased offices in Mt. Laurel, New Jersey for a total of approximately 940,000 square feet. The lease terms expire over the next four years. Regional sales offices are located in Englewood, Colorado and Santa Monica, California, pursuant to leases that expire in 2002 and 2005, respectively.

Our Vehicle Services segment leases space in Garden City, New York and Parsippany, New Jersey. The Garden City location is the main operation and administrative centers for WizCom and Avis.

Our Vehicle Services segment owns a 166,000 square foot facility in Virginia Beach, Virginia, which serves as a satellite administrative and reservations facility for WizCom and Avis rental car operations. Our Vehicle Services segment also leases space for its car reservation centers in Tulsa and Drumright, Oklahoma; St. John and Fredericton, New Brunswick, Canada pursuant to leases that expire in 2001, 2000, 2009 and 2009, respectively. In addition, there are approximately 19 leased office locations in the United States. Internationally, we lease office space in the United Kingdom and own one building in Birmingham, UK to support National Car Parks.

We lease or have vehicle rental concessions relating to space at 591 locations in the United States and 202 locations outside the United States utilized in connection with our vehicle rental operation. Of those locations, 212 in the United States and 74 outside the United States are at airports. Typically, an airport receives a percentage of vehicle rental revenues, with a guaranteed minimum. Because there is a limited to the number of vehicle rental locations in an airport, vehicle rental companies frequently bid for the available locations, usually on the basis of the size of the guaranteed minimums. We and other vehicle lease firms also lease parking space at or near airports and at their other vehicle rental locations.

PHH Arval leases office space and marketing centers in eight locations in the United States and Canada, with approximately 280,000 square feet in the aggregate. In addition, Wright Express leases approximately 133,000 square feet of office space in two domestic locations.

PHH Arval maintains a regional/processing office in Hunt Valley, Maryland.

Our insurance/wholesale business leases domestic space in Brentwood and Franklin, Tennessee; San Carlos, California; and Richmond, Virginia with lease terms ending in 2002, 2003, 2001 and 2007, respectively. In addition, there are ten leased locations internationally that function as sales and administrative offices for Cims with the main office located in Portsmouth, UK.

Our leased space in Parsippany, New Jersey also supports our tax preparation business.

We believe that such properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

A. CLASS ACTION AND OTHER LITIGATION AND GOVERNMENT INVESTIGATIONS

Since the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the date of this Annual Report on Form 10-K/A, approximately 70 lawsuits claiming to be class actions, three lawsuits claiming to be brought derivatively on our behalf and several other lawsuits and arbitration proceedings have been filed in various courts against us and other defendants.

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

Welch & Forbes, Inc. v. Cendant Corp., et al., No. 98-2819 (WHW) (the "PRIDES Action ") is a class action filed on June 15, 1998 and brought on behalf of purchasers of the Company's PRIDES securities between February 24 and August 28, 1998. The PRIDES Action is a consolidation of Welch & Forbes, Inc. v. Cendant Corp., et. al. with seven other class action lawsuits filed on behalf of purchasers of PRIDES. Named as defendants are the Company; Cendant Capital I, a statutory business trust formed by the Company to participate in the offering of PRIDES securities; seventeen current and former officers and directors of the Company, CUC and HFS; Ernst & Young; and the underwriters for the PRIDES offering, Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Chase Securities Inc.

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

Semerenko v. Cendant Corp., et al., Civ. Action No. 98-5384 (D.N.J.) and P. Schoenfield Asset Management LLC v. Cendant Corp., et al., (Civ. Action No. 98-4734) (D.N.J.) (the "ABI Actions ") were initially commenced in October and November of 1998, respectively, on behalf of a putative class of persons who purchased securities of American Bankers Insurance Group, Inc. ("ABI") between January 27, 1998 and October 13, 1998. Named as defendants are the Company, four former CUC officers and directors, and Ernst & Young. The complaints in the ABI actions, as amended on February 8, 1999, assert violations of Sections 10(b), 14(e) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. Plaintiffs allege that they purchased shares of ABI common stock at artificially inflated prices due to the accounting irregularities after we announced a cash tender offer for 51% of ABI's outstanding shares of common stock in January 1998. Plaintiffs also allege that after the disclosure of the accounting irregularities, we misstated our intention to complete the tender offer and a second step merger pursuant to which the remaining shares of ABI stock were to be acquired by us. Plaintiffs seek, among other things, unspecified compensatory damages. The Company and the other defendants filed motions to dismiss the ABI Actions on March 10, 1999. The United States District Court for the District of New Jersey found that the complaints failed to state a claim upon which relief could be granted and, accordingly, dismissed the complaints by order dated April 30, 1999. In an opinion dated August 10, 2000, the United States Court of Appeals for the Third Circuit vacated the District Court's judgment and remanded the ABI Actions for further proceedings. Cendant, on December 15, 2000, filed a motion to dismiss those claims based on ABI purchases after April 15, 1998. In an Opinion and Order dated May 7, 2001, the District Court granted Cendant's motion. Plaintiffs subsequently moved for leave to file a Second Amended Complaint. The Court has not yet ruled on that motion.

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

Among the actions transferred is Reliant Trading and Shepherd Trading Ltd. v. Cendant Corp., originally filed in the Eastern District of Wisconsin. The plaintiffs in Reliant allegedly purchased certain 4 3/4 % Senior Notes originally issued by HFS and claim to have converted these notes to shares of Cendant common stock in April 1998, before our April 15, 1998 announcement concerning the accounting irregularities. Plaintiffs seek, among other things, rescission of the conversion of the notes, unspecified compensatory damages resulting form the conversion, and additional unspecified damages resulting from the original purchase of the notes at allegedly artificially inflated prices.

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

On May 9, 2001, the Third Circuit affirmed in part and reversed in part Judge Walls' Order. The Court affirmed the Order insofar as it held that the Davidsons were member of the class and were enjoined from arbitrating any claims falling within the scope of the class settlement. The Third Circuit further held, however, that Judge Walls erred in enjoining the Davidsons' arbitration in its entirety, since the claims outside the scope of the Calpers Action settlement remained arbitrable. On June 5, 2001, the Third Circuit vacated its May 9 opinion and judgment, and ordered rehearing of the appeal by the Court of Appeals sitting en banc. No argument date has been set.

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

C. LITIGATION SETTLEMENTS.

Settlement of Common Stock Class Action Litigation

On December 7, 1999, the Company announced that it reached a preliminary agreement to settle the Securities Action pending against the Company in the U.S. District Court in Newark, New Jersey. In a settlement agreement executed March 17, 2000, the Company agreed to pay the class members approximately $2.85 billion in cash. The District Court approved the settlement in orders dated August 15, 2000. Certain parties who objected to the settlement have appealed the District Court's orders approving the plan of allocation of the settlement fund and awarding attorney's fees and expenses to counsel for the lead plaintiffs to the United States Court of Appeals for the Third Circuit. Oral arguments for all appeals were heard on May 22, 2001; the court reserved its decision until further notice. We currently plan to fund the settlement through the use of available cash, the use of existing credit facilities, the issuance of debt securities and/or the issuance of equity securities. We intend to finance the cost of the settlement so as to maintain our investment grade ratings. Please see the Company's Form 8-K, dated December 7, 1999, for a description of the agreement to settle the common stock class action litigation.

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

2000                                                  High                Low
----                                                --------            --------
First Quarter                                       $24.3125            $16.1875
Second Quarter                                         18.75             12.1563
Third Quarter                                         14.875              10.625
Fourth Quarter                                       12.5625                 8.5

1999                                                  High                Low
----                                                --------            --------
First Quarter                                       $22 7/16            $15 5/16
Second Quarter                                       20 3/4              15 1/2
Third Quarter                                        22 5/8              17
Fourth Quarter                                       26 9/16             14 9/16

On March 15, 2001, the last sale price of our CD common stock on the NYSE was $14.36 per share.

Dividend Policy

We expect to retain our earnings for the development and expansion of our businesses and the repayment of indebtedness and do not anticipate paying dividends on common stock in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

                                                                   At or For the Year Ended
                                                                          December 31,
                                                     --------------------------------------------------------
                                                       2000        1999        1998       1997        1996
                                                     --------    --------    --------   --------    --------
                                                              (In millions, except per share data)
Results of Operations
Net revenues                                         $  4,659    $  6,076    $  6,585   $  5,429    $  4,370
                                                     ========    ========    ========   ========    ========

Income (loss) from continuing operations             $    660    $   (229)   $    160   $     66    $    314
Income (loss) from discontinued operations,
   net of tax                                              --         174         380        (26)         16
Extraordinary gain (loss), net of tax                      (2)         --          --         26          --
Cumulative effect of accounting change, net of tax        (56)         --          --       (283)         --
                                                     --------    --------    --------   --------    --------
Net income (loss)                                    $    602    $    (55)   $    540   $   (217)   $    330
                                                     ========    ========    ========   ========    ========

Per Share Data
CD Common Stock
   Income (loss) from continuing operations:
      Basic                                          $   0.92    $  (0.30)   $   0.19   $   0.08    $   0.41
      Diluted                                            0.89       (0.30)       0.18       0.08        0.39
   Cumulative effect of accounting change:
      Basic                                          $  (0.08)   $     --    $     --   $  (0.35)   $     --
      Diluted                                           (0.08)         --          --      (0.35)         --
   Net income (loss):
      Basic                                          $   0.84    $  (0.07)   $   0.64   $  (0.27)   $   0.44
      Diluted                                            0.81       (0.07)       0.61      (0.27)       0.41
Move.com Common Stock
   Loss from continuing operations:
      Basic and diluted                              $  (1.76)   $     --    $     --   $     --    $     --

Financial Position
Total assets                                         $ 15,072    $ 15,149    $ 20,217   $ 14,073    $ 12,763
Long-term debt                                          1,948       2,445       3,363      1,246         780
Assets under management and mortgage programs           2,861       2,726       7,512      6,444       5,279
Debt under management and mortgage programs             2,040       2,314       6,897      5,603       5,090
Mandatorily redeemable preferred interest in a
   subsidiary                                             375          --          --         --          --
Mandatorily redeemable preferred securities issued
   by subsidiary holding solely senior debentures
   issued by the Company                                1,683       1,478       1,472         --          --
Stockholders' equity                                    2,774       2,206       4,836      3,921       3,956

--------

See Note 3--Acquisitions and Dispositions of Businesses and Note 6--Other Charges to the Consolidated Financial Statements for a detailed discussion of net gains (losses) on dispositions of businesses and non-recurring or unusual charges (credits) recorded for the years ended December 31, 2000, 1999, and 1998.

During 1997, restructuring and other unusual charges of $704 million ($505 million, after tax or $0.58 per diluted share) were recorded primarily associated with the merger of HFS Incorporated and CUC International Inc. and the merger with PHH Corporation in April 1997.

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

RESULTS OF CONSOLIDATED OPERATIONS -- 2000 vs. 1999

Our revenues decreased $1.4 billion, or 23%, primarily as a result of businesses disposed of during 1999. Excluding the operating results of these disposed businesses, our revenues increased $135 million, or 3%, which primarily reflected growth attributable to higher service based fees in our relocation business, increased mortgage production and loan servicing revenues in our mortgage business and greater royalty fees generated from our franchised brands in our real estate franchise business. A detailed discussion of revenue trends is included in "Reportable Operating Segments."

Our expenses decreased $4.2 billion, or 54%, primarily due to a $2.9 billion charge recorded during 1999 for the settlement of the principal common stockholder class action lawsuit and also the impact from businesses disposed of during 1999. During 2000, we also recorded a non-cash credit of $41 million in connection with an adjustment to the number of Rights to be issued under the settlement of the class action lawsuit that was brought on behalf of Feline PRIDES holders in 1998, which was partially offset by a charge of $20 million recorded in connection with litigation asserting claims associated with accounting irregularities in the former business units of CUC International, Inc. and outside of the principal common stockholder class action lawsuit. Expenses were also impacted by a decrease in interest expense, as discussed below.

Also during 2000, our management, with the appropriate level of authority, formally committed to various strategic initiatives, which were generally aimed at improving the overall level of organizational efficiency, consolidating and rationalizing existing processes and reducing cost structures in our underlying businesses. Accordingly, we incurred a restructuring charge of $60 million. These initiatives primarily affected our Hospitality and Financial Services segments and were completed by the end of the first quarter of 2001. Cash payments of approximately $21 million, funded from operations, were made during 2000. We do not anticipate additional significant cash requirements other than those already made during 2000. The initiatives are anticipated to increase pre-tax income by approximately $20 million to $25 million annually, commencing in 2001. The initial recognition of the charge and the corresponding utilization from inception is summarized by category as follows:

                                                  2000                                      Balance at
                                             Restructuring       Cash          Other       December 31,
                                                 Charge        Payments      Reductions        2000
                                              ------------   ------------   ------------   ------------
Personnel related                                $ 25             $18            $  1          $  6
Asset impairments and contract terminations        26               1              25          ----
Facility related                                    9               2               1             6
                                                 ----             ---            ----          ----
Total                                            $ 60             $21            $ 27          $ 12
                                                 ====             ===            ====          ====

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

During 2000 and 1999, we also incurred unusual charges of $49 million and $25 million, respectively, primarily representing irrevocable contributions to an independent technology trust responsible for completing the transition of our lodging franchisees to a company sponsored property management system. Also during 1999, we incurred an unusual charge of $85 million in connection with the creation of Netmarket Group, Inc., an independent company that was created to pursue the development and expansion of interactive businesses.


Netmarket began operations as an independent company during third quarter 1999. Prior to such date, the results of operations of Netmarket were included in our consolidated results of operations as a component of our Financial Services segment. We donated our common stock ownership interest in Netmarket (with a fair market value of $20 million) to an independent charitable trust to facilitate the creation of Netmarket as an independent company and we retained our convertible preferred stock interest. Subsequent to the donation, we provided an advance of $77 million to Netmarket for the development of Internet-related products and systems. Repayment of the advance was solely dependent upon the success of Netmarket's development efforts. As such, we expensed the advance in 1999. In addition to the development advance of $77 million, transaction costs of $8 million relating to the donation of Netmarket common shares to the independent charitable trust were recorded.

During third quarter 2000, we exercised our option to convert our preferred stock interest into common shares and purchased all remaining common shares of Netmarket from the independent charitable trust for approximately $2 million. Accordingly, Netmarket's operating results are included in our consolidated results of operations since the acquisition date.

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

Our net non-vehicle interest expense decreased $51 million, or 26%, primarily as a result of a decrease in our average debt balance outstanding, partially offset by interest expense accrued on our stockholder litigation settlement liability during 2000.

During 2000 and 1999, we recorded a net loss of $43 million and a net gain of $1,109 million, respectively, in connection with the dispositions of certain non-strategic businesses. Also during 2000, we recognized $35 million of the deferred gain, which resulted from the 1999 sale of our fleet management business, due to the sale of VMS Europe by Avis Group.

Our provision (benefit) for income taxes consisted of a tax provision of $362 million in 2000, or an effective tax rate of 32.7%, compared to a tax benefit of $406 million in 1999, or an effective tax rate of 70.7%. The effective tax rate variance represents the impact of the disposition of our fleet businesses in 1999, which was accounted for as a tax-free merger.

As a result of the above-mentioned items, income from continuing operations increased $889 million.

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

In connection with the acquisition of Avis Group and the disposition of certain businesses during first quarter 2001, we realigned the operations and management of certain of our businesses. Accordingly, our segment reporting structure now encompasses the following four reportable segments: Real Estate Services, Hospitality, Vehicle Services and Financial Services. Segment information for all periods presented has been restated to conform to the current reporting structure.

                                                             Year Ended December 31,
                            ------------------------------------------------------------------------------------
                                                                                               Adjusted EBITDA
                                      Revenues                   Adjusted EBITDA                    Margin
                            ---------------------------   -------------------------------     ------------------
                                                  %                                 %
                              2000      1999    Change    2000(a)         1999    Change       2000        1999
                            -------   -------   -------   -------       -------   -------     -------    -------
Real Estate Services        $ 1,461   $ 1,383         6%  $   752       $   727         3%         51%        53%
Hospitality(b)                1,013     1,011        --       394           427        (8)         39         42
Financial Services            1,380     1,518        (9)      373           305(c)     22          27         20
Vehicle Services                568     1,430       (60)      306           364       (16)         54         25
                            -------   -------             -------       -------
Total Reportable Segments     4,422     5,342               1,825         1,823
Corporate and Other             237       734         *      (100)(d)        96(e)      *           *          *
                            -------   -------             -------       -------
Total Company               $ 4,659   $ 6,076             $ 1,725       $ 1,919
                            =======   =======             =======       =======

-------
(*)   Not meaningful
(a) Adjusted EBITDA excludes $109 million of restructuring and other unusual charges ($2 million, $63 million, $31 million and $13 million of charges were recorded within the Real Estate Services, Hospitality, Financial Services and Corporate and Other, respectively).
(b) Adjusted EBITDA excludes $12 million of losses in 2000 related to the dispositions of businesses and a charge of $23 million in 1999 associated with an irrevocable contribution to an independent technology trust responsible for completing the transition of our lodging franchisees to a company sponsored property management system.
(c) Adjusted EBITDA excludes $131 million of gains in 1999 related to the dispositions of businesses and a charge of $85 million in 1999 associated with the creation of Netmarket.
(d) Adjusted EBITDA for 2000 excludes (i) a non-cash credit of $41 million in connection with an adjustment to the number of Rights to be issued under the PRIDES settlement and (ii) a gain of $35 million, which represents the recognition of a portion of our previously recorded deferred gain from the 1999 sale of our former fleet businesses to Avis Group due to the disposition of VMS Europe by Avis Group in 2000; partially offset by (i) $31 million of losses related to the dispositions of businesses, (ii) $23 million of investigation-related costs and (iii) $20 million in connection with litigation asserting claims associated with accounting irregularities in the former business units of CUC and outside of the principal common stockholder class action lawsuit.
(e) Adjusted EBITDA for 1999 excludes charges of (i) $2,894 million associated with the settlement of the principal common stockholder class action lawsuit, (ii) $21 million for investigation related costs, (iii) $7 million related to the termination of a proposed acquisition and (iv) $2 million principally related to the consolidation of European call centers in Ireland. Such charges were partially offset by a net gain of $978 million related to the dispositions of businesses.

Real Estate Services

Revenues and Adjusted EBITDA increased $78 million, or 6%, and $25 million, or 3%, respectively. The increase in operating results was principally due to increased royalties from our real estate franchise brands and growth in service-based fees generated from client relocations. Royalty fees for the CENTURY 21(R), Coldwell Banker(R), and ERA(R) franchise brands collectively increased $31 million, or 7%, resulting from an 11% increase in the average price of homes sold (net of a 3% reduction in the volume of homes sold). Increases in royalties and franchise fees are recognized with minimal corresponding increases in expenses due to the significant operating leverage within our franchise operations. Industry statistics provided by the National Association of Realtors for the year ended December 31, 2000 indicated that the volume of existing home sales industry-wide declined by 3% and the average price of homes sold increased by 5%. Based on these statistics, we out-performed the industry-wide growth in the dollar volume of homes sold. Service- based fees from relocation related operations also significantly contributed to the increase in revenues and Adjusted EBITDA. Service-based relocation fees increased $33 million and are reflective of increased penetration into both destination and departure markets and expanded services provided to our clients.

Revenues from mortgage loans closed increased $16 million as the impact of favorable production margins exceeded the effect of a reduction in mortgage loan closings. The average production fee increased 25 basis points, or 21%, due to a reduction in the direct costs per loan. Mortgage loan closings declined $3.4 billion, or 13%, to $22.1 billion, consisting of $20.2 billion in purchase mortgages and $1.9 billion in refinancing mortgages. The decline in loan closings was primarily the result of a $4.2 billion reduction in mortgage refinancings due to the continued high volume of industry-wide refinancing activity in 1999. Lower loan origination volume during the first half of 2000 contributed to a reduction in the Adjusted EBITDA margin in 2000. Purchase mortgage closings in our retail lending business (where we interact directly with the consumer) increased $1.0 billion to $16.6 billion. Retail mortgage lending has been our primary focus and accounted for more than 80% of loan volume in 2000.

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

The aforementioned increases in our core business operations were partially offset by a reduction of $10 million in gains recognized from the sale of portions of our preferred stock investments in NRT Incorporated, a $7 million gain recognized in 1999 on the sale of a minority interest in an insurance subsidiary, an $8 million gain on the sale of mortgage servicing rights and an a $9 million increase in corporate overhead allocations due to a refinement of allocation methods used in 2000. Excluding the aforementioned gains on asset sales and increase in corporate overhead allocations, revenues and Adjusted EBITDA increased $103 million (8%), and $59 million (8%), respectively, and the Adjusted EBITDA margin remained constant at 52%.

Hospitality

Revenues remained relatively constant while Adjusted EBITDA decreased $33 million, or 8%; however, the primary drivers impacting our franchise and timeshare business operations reflected growth. Royalties from our lodging business increased $8 million, or 4%, principally due to a 3% increase in available rooms. Timeshare exchange revenues grew $12 million, or 6%, primarily due to a 6% growth in memberships and a 6% increase in the average exchange fee. Timeshare subscription revenues remained constant, despite the membership growth, due to the impact of the January 1, 2000 implementation of Staff Accounting Bulletin No. 101, which modified and extended the timing of revenue recognition for subscriptions and certain other fees. Accounting under SAB No. 101 resulted in non-cash reductions in timeshare subscription revenues and preferred alliance revenues of $11 million and $6 million, respectively. Also during 2000, Adjusted EBITDA declined in part due to $24 million of incremental overhead allocations due to a refinement of allocation methods used in 2000. During 1999, revenues and Adjusted EBITDA benefited by $11 million from the execution of a bulk timeshare exchange transaction and also by $6 million from the generation of a master license agreement and joint venture.

Financial Services

Revenues decreased $138 million, or 9%, while Adjusted EBITDA increased $68 million, or 22%. During 1999, we disposed of four individual membership businesses. Excluding the operating results of these businesses, revenues and Adjusted EBITDA increased $36 million, or 3%, and $52 million, or 16%, respectively. During 2000, our membership solicitation strategy was to focus on profitability by targeting our marketing efforts and reducing expenses incurred to reach potential new members. Accordingly, a favorable mix of products and programs with marketing partners in 2000 positively impacted revenues and Adjusted EBITDA. Additionally, we acquired and integrated Netmarket Group, an online membership business, in the fourth quarter of 2000, which contributed $12 million to revenues but also decreased Adjusted EBITDA by $7 million. Such increases were partially offset by a decrease in membership expirations during 2000 (revenue is generally recognized upon expiration of the membership), which was partially mitigated by a reduction in operating and marketing expenses, including commissions, which directly related to servicing fewer members.

Jackson Hewitt, our tax preparation franchise business, contributed incremental revenues of $16 million, which were recognized with minimal corresponding increases in expenses due to our significant operating leverage within our franchise operations. Jackson Hewitt experienced a 33% increase in tax return volume and a 10% increase in the average price of a return. Additionally, we incurred costs of approximately $9 million during 2000 to consolidate our domestic insurance wholesale business operations in Tennessee. The majority of such costs were offset by economies and related cost savings realized from such consolidation.

On July 2, 2001, we announced that we had entered into a number of agreements, including a forty-year outsourcing agreement, with Trilegiant Corporation, a newly formed company owned by the former management of our Cendant Membership Services and Cendant Incentives subsidiaries. Under the terms of these agreements, we will continue to recognize revenue and collect membership fees and are obligated to provide membership benefits to existing members of our individual membership business. Trilegiant will provide fulfillment services to these members in exchange for a servicing fee. Trilegiant will license and/or lease from us the assets of our individual membership business to service existing members and to obtain new members for which Trilegiant will retain the economic benefits and service obligations. Beginning in the third quarter of 2002, we will receive from Trilegiant a royalty from membership fees generated by their new membership joins. The royalty received will range from a rate of 5% to 16% of Trilegiant membership revenue. In connection with the foregoing arrangements, we have also agreed to fund up to a total of approximately $130 million (approximately $100 million in cash and $30 million in non-cash assets) of Trilegiant's marketing expenses, subject to certain conditions, over the next four years and have made a $20 million investment in Trilegiant in the form of convertible preferred stock. As a result of these agreements, we will not spin-off our individual membership business to our stockholders, as previously planned.

Vehicle Services

Prior to the acquisition of Avis Group on March 1, 2001, revenues and Adjusted EBITDA of this segment consisted principally of earnings from our equity investment in Avis Group, royalties received from Avis Group and the results of operations of our National Car Parks subsidiary. Subsequent to the acquisition, the car rental operations and fleet management services businesses of Avis Group were added to this segment. The car rental operations of Avis Group provide vehicle rentals to business and leisure customers and the fleet management business provides fully integrated fleet management services to corporate customers including vehicle leasing, advisory services, fuel and maintenance cards, other expense management programs and productivity enhancement.

Revenues and Adjusted EBITDA decreased $862 million, or 60%, and $58 million, or 16%, respectively. Such decreases are significantly due to the disposition of our fleet businesses in June 1999 which contributed revenues and Adjusted EBITDA of $881 million and $81 million, respectively, to our 1999 operating results, prior to its disposition. Excluding the impact of fleet operations in 1999, revenues and Adjusted EBITDA increased $19 million, or 3%, and $23 million, or 8%, respectively. National Car Parks, our subsidiary in the United Kingdom that provides car parking services, contributed a $16 million increase in revenues principally due to increased occupancy of owned and leased car parking spaces and increased income from property disposals. The existing infrastructure of our car parks business absorbed the volume increase with no corresponding increases in expenses. Franchise royalties increased $4 million, or 3%, primarily due to a 4% increase in the volume of car rental transactions at Avis Group. Additionally, an increase in revenues and Adjusted EBITDA of $10 million, due to incremental dividend income recognized on our preferred stock investment in Avis Group, was offset by $11 million of gains recognized in 1999 on the sale of a portion of our common equity interest in Avis Group.

Corporate and Other

Revenues and Adjusted EBITDA decreased $497 million and $196 million, respectively. Revenues decreased primarily as a result of the 1999 dispositions of several businesses, the operating results of which were included through their respective disposition dates in 1999. The absence of such divested businesses from 2000 operations resulted in a reduction in revenues and Adjusted EBITDA of $502 million and $78 million, respectively. Excluding the impact of divested businesses on 1999 operating results, revenues increased $5 million while Adjusted EBITDA decreased $118 million in 2000.

Our real estate Internet portal, move.com, which was sold during first quarter 2001 contributed incremental revenues of $41 million, with a reduction in Adjusted EBITDA of $72 million to a loss of $94 million. The increase in revenues principally reflects a significant increase in sponsorship revenues made possible by the launch of the move.com(SM) portal. The decline in Adjusted EBITDA primarily reflects our increased investment in marketing and development of the move.com network.

Additionally, revenues and Adjusted EBITDA in 2000 were negatively impacted by $30 million less income recognized from financial investments and $19 million of costs incurred to pursue Internet initiatives through our Cendant Internet Group.

RESULTS OF CONSOLIDATED OPERATIONS -- 1999 vs. 1998

Our revenues decreased $509 million, or 8%, primarily as a result of businesses disposed of during 1999 despite growth in a majority of our reportable segments. Significant contributing factors which gave rise to growth in a majority of our reportable segments included an increase in the amount of royalty fees received from our franchised brands within both our Hospitality and Real Estate Services segments and an increase in loan servicing revenues from our mortgage business also within our Real Estate Services segment. A detailed discussion of revenue trends is included in "Reportable Operating Segments."

Our expenses increased $1.5 billion, or 24%, primarily as a result of the $2.9 billion charge recorded during 1999 for the settlement of the principal common stockholder class action lawsuit, partially offset by 1998 charges of $351 million recorded in connection with the PRIDES settlement and $433 million primarily recorded in connection with the termination of the proposed acquisition of American Bankers Insurance Group.

Expenses were also impacted by an increase in restructuring and other unusual charges and an increase in interest expense, as discussed below.

During 1999, we recorded (i) an unusual charge of $85 million in connection with the creation of Netmarket, (ii) an unusual charge of $25 million, primarily representing an irrevocable contribution to an independent technology trust responsible for completing the transition of our lodging franchisees to a company sponsored property management system and (iii) investigation-related costs of $21 million, primarily associated with professional fees and public relations costs incurred in connection with accounting irregularities in the former business units of CUC and resulting investigations into such matters.

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

Our net non-vehicle interest expense increased $85 million, or 75%, primarily as a result of an increase in our average debt balance outstanding and a nominal increase in our cost of funds. In addition, the composition of our average debt outstanding during 1999 included longer term fixed rate debt carrying higher interest rates. The weighted average interest rate on long-term debt increased to 6.4% from 6.2%.

During 1999, we also recorded a net gain of $1,109 million in connection with the disposition of certain non-strategic businesses.

Our provision (benefit) for income taxes consisted of a tax benefit of $406 million in 1999, or an effective tax rate of 70.7%, compared to a tax provision of $104 million in 1998, or an effective tax rate of 33.0%. The effective tax rate variance represents the impact of the disposition of our fleet businesses in 1999, which was accounted for as a tax-free merger.

As a result of the above-mentioned items, income from continuing operations decreased $389 million.

REPORTABLE OPERATING SEGMENTS-- 1999 vs. 1998

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

                                                               Year Ended December 31,
                             --------------------------------------------------------------------------------------
                                                                                                Adjusted EBITDA
                                       Revenues                      Adjusted EBITDA                 Margin
                             ---------------------------     ------------------------------   ---------------------
                                                   %                                  %
                               1999      1998    Change       1999        1998(a)   Change        1999       1998
                             -------   -------   -------     -------      -------   -------     -------    -------
Real Estate Services         $ 1,383   $ 1,253        10%    $   727      $   661        10%         53%        53%
Hospitality                    1,011       949         7         427(b)       394         8          42         42
Financial Services             1,518     1,433         6         305(c)        97       214          20          7
Vehicle Services               1,430     2,123       (33)        364          404       (10)         25         19
                             -------   -------               -------      -------
Total Reportable Segments      5,342     5,758                 1,823        1,556
Corporate and Other              734       827         *          96(d)        34(e)      *           *          *
                             -------   -------               -------      -------
Total Company                $ 6,076   $ 6,585               $ 1,919      $ 1,590
                             =======   =======               =======      =======

-------
(*)   Not meaningful.
(a) Adjusted EBITDA excludes a net credit of $67 million associated with changes to the estimate of previously recorded restructuring costs (comprised of $14 million, $6 million, $1 million and $46 million of credits within our Real Estate Services, Hospitality, Vehicle Services and Corporate and Other, respectively).
(b) Adjusted EBITDA excludes a charge of $23 million in 1999 associated with an irrevocable contribution to an independent technology trust responsible for completing the transition of our lodging franchisees to a company sponsored property management system.
(c) Adjusted EBITDA excludes $131 million of gains in 1999 related to the dispositions of businesses and a charge of $85 million in 1999 associated with the creation of Netmarket.
(d) Adjusted EBITDA for 1999 excludes charges of (i) $2,894 million associated with the settlement of the principal common stockholder class action lawsuit, (ii) $21 million for investigation related costs, (iii) $7 million related to the termination of a proposed acquisition and (iv) $2 million principally related to the consolidation of European call centers in Ireland. Such charges were partially offset by a net gain of $978 million related to the dispositions of businesses.
(e) Adjusted EBITDA for 1998 excludes charges of (i) $433 million primarily for the termination of the proposed acquisition of American Bankers Insurance Group, (ii) $351 million in connection with PRIDES settlement and (iii) $121 million of investigation related costs, including incremental financing costs and executive terminations.

Real Estate Services

Revenues and Adjusted EBITDA increased $130 million, or 10%, and $66 million, or 10%, respectively. Royalty fees for the CENTURY 21(R), Coldwell Banker(R) and ERA(R) franchise brands collectively increased $67 million, or 17%, primarily as a result of a 5% increase in home sale transactions by franchisees and an 8% increase in the average price of homes sold. Home sales by franchisees benefited from strong existing domestic home sales for the majority of 1999, as well as from expansion of our franchise system. Beginning in the second quarter of 1999, the financial results of the advertising funds for the Coldwell Banker and ERA brands were consolidated into the results of our Real Estate Services Segment, increasing revenues by $31 million and expenses by a like amount, with no impact on Adjusted EBITDA. Revenues and Adjusted EBITDA in 1999 also benefited $20 million from the sale of portions of our preferred stock investment in NRT, the independent company we helped form in 1997 to serve as a consolidator of residential real estate brokerages and $7 million from the sale of a minority interest in an insurance company subsidiary. Revenues and Adjusted EBITDA were also favorably impacted from a $32 million increase in loan servicing fees and a $12 million increase in revenues from loans closed. The average servicing portfolio increased $10 billion, or 29%, with the average servicing fee increasing approximately seven basis points because of a reduction in the rate of amortization on servicing assets. The reduced rate of amortization was caused by higher mortgage interest rates in 1999. Total mortgage closing volume in 1999 was $25.6 billion, a decline of $400 million from 1998, however production margins on loans closed were favorable in 1999 compared with the prior year. Purchase mortgage volume (mortgages for home buyers) increased $3.7 billion, or 24%, to $19.1 billion, primarily because of increased purchase volume from our real estate franchisees. The growth in purchase mortgages was more than offset by a $4.2 billion reduction in mortgage refinancing volume due to the unprecedented industry-wide refinancing activity in 1998. The overall increase in Adjusted EBITDA from the aforementioned real estate operations was partially offset by increased expenses incurred in 1999 to service the larger mortgage servicing portfolio and to support capacity for mortgage-related volume anticipated in future periods.

During third quarter 1998, we sold an asset management company which, prior to its disposition, contributed revenues and Adjusted EBITDA in 1998 of $21 million and $16 million, respectively. In 1998, revenues and Adjusted EBITDA also benefited from an improvement in receivable collections, which permitted an $8 million reduction in billing reserve requirements.

Hospitality

Revenues and Adjusted EBITDA increased $62 million, or 7%, and $33 million, or 8%. Royalties from our lodging business increased $13 million, or 7%, primarily due to a 5% increase in the amount of weighted average available rooms (24,000 incremental rooms domestically). Timeshare subscription and exchange revenues increased $18 million, or 5%, primarily as a result of increased volume. Also contributing to the revenue and Adjusted EBITDA increases was an $11 million bulk timeshare exchange transaction and $6 million of fees received in connection with the generation of a master license agreement. Total expenses increased $26 million, or 5%, primarily due to increased volume; however, such increase included $14 million of marketing and reservation fund expenses associated with our lodging franchise business unit which was offset by increased marketing and reservation revenue received from franchisees.

Financial Services

Revenues and Adjusted EBITDA increased $85 million, or 6%, and $208 million, or 214%, respectively. The Adjusted EBITDA margin improved to 20% from 7% for the same periods. The revenue growth is principally due to a greater number of individual memberships added year-over-year, increases in the average price of a membership and customer growth for insurance wholesale related products. The increase in the Adjusted EBITDA margin is primarily due to (i) the revenue increases, since many of the infrastructure costs associated with providing services to members are not dependent on revenue volume and (ii) a reduction in membership solicitation spending, as we further refined the targeted audiences for our direct marketing efforts and achieved greater efficiencies in reaching potential new members. Additionally, Adjusted EBITDA and margin reflects a $25 million expense reduction related to longer amortization periods for certain acquisition costs related to customers for insurance products as a result of a change in accounting estimate. In October 1999, we completed the divestiture of our North American Outdoor Group business unit, which was included in our operating results for the entire year of 1998 and through October 1999. Also, beginning September 15, 1999, certain online businesses were not consolidated into our Financial Services segment operations as a result of our donation of Netmarket common stock to the charitable trust. However, the divested businesses still accounted for a net increase in revenues and Adjusted EBITDA of $11 million and $20 million, respectively, primarily due to growth in the Netmarket business unit prior to its donation to the trust. Additionally, revenues and Adjusted EBITDA in 1999 were incrementally benefited by $13 million and $5 million, respectively, from the April 1998 acquisition of a company that, among other services, provides members with access to their personal credit information.

Vehicle Services

Prior to the acquisition of Avis Group on March 1, 2001, revenue and Adjusted EBITDA of this segment consisted principally of earnings from our equity investment in Avis Group, royalties received from Avis Group and the operations of our National Car Parks subsidiary. Subsequent to the acquisition, the car rental operations of Avis Group were added to this segment.

Revenues and Adjusted EBITDA decreased $693 million, or 33%, and $40 million, or 10%. In April 1998, we acquired National Car Parks, the largest car parking services company in the United Kingdom. National Car Parks, which was accounted for as a purchase, contributed incremental revenues and Adjusted EBITDA in 1999 of $103 million and $48 million, respectively.

In June 1999, we disposed of our existing fleet businesses and therefore the operations of such businesses were included in our operating results for a full year in 1998 compared with six months in 1999. Accordingly, revenues and Adjusted EBITDA declined $807 million and $93 million in 1999 as a result of the disposition. Excluding the impact from the acquisition of National Car Parks and the disposition of the fleet businesses, revenues and Adjusted EBITDA increased $11 million, or 1%, and $5 million, or 1%, respectively. Franchise royalties increased $7 million, or 7%, primarily due to an increase in car rental days at Avis Group. Additionally, an increase in revenues and Adjusted EBITDA of $9 million, due to dividend income recognized in 1999 on our preferred stock investment in Avis Group was partially offset by a $7 million decrease in gains from the sale of portions of our equity investment in Avis Group.

Corporate and Other

Revenues decreased $93 million while Adjusted EBITDA increased $62 million in 1999 compared with 1998. Revenues and Adjusted EBITDA were favorably impacted by $39 million of incremental income from financial investments and $13 million from a litigation settlement. Move.com Group, our real estate Internet portal, and Welcome Wagon International, which were subsequently sold together in the same transaction during first quarter 2001, collectively accounted for a decline in revenues and Adjusted EBITDA of $3 million and $22 million, respectively. Such results primarily reflect our increased investment in marketing and development of the portal and retention bonuses paid to Move.com Group employees. Additionally, throughout 1999, we disposed of several non-strategic businesses, including Essex Corporation in January 1999, National Leisure Group and National Library of Poetry in May 1999, Spark Services and Global Refund Group in August 1999, Central Credit in September 1999 and Entertainment Publications and Green Flag Group in November 1999. The operating results of disposed businesses were included through their respective disposition dates in 1999 versus being included for the full year in 1998, except for Green Flag which was acquired in April 1998. Accordingly, revenues from divested businesses were incrementally less in 1999 by $138 million while Adjusted EBITDA improved $15 million. The increase in Adjusted EBITDA also reflects a net reduction in corporate expenses.

LIQUIDITY AND CAPITAL RESOURCES

Based upon cash flows provided by our operations and access to liquidity through various other sources, including public debt and equity markets and financial institutions, we have sufficient liquidity to fund our current business plans and obligations.

Cash Flows

                                                                      Year Ended December 31,
                                                                -----------------------------------
                                                                   2000         1999       Change
                                                                ---------    ---------    ---------
Cash provided by (used in) continuing operations:
   Operating activities                                         $   1,417    $   3,032    $  (1,615)
   Investing activities                                            (1,172)       1,860       (3,032)
   Financing activities                                              (483)      (4,788)       4,305
Effects of exchange rate changes on cash and cash equivalents          18           51          (33)
                                                                ---------    ---------    ---------
Net change in cash and cash equivalents                         $    (220)   $     155    $    (375)
                                                                =========    =========    =========

Cash flows from operating activities decreased primarily due to a reduction of $1.1 billion in net proceeds received from the origination and sale of mortgage loans and also due to the absence in 2000 of operating results generated from businesses which were disposed of in 1999.

Cash flows from investing activities resulted in an outflow of $1.2 billion in 2000 compared to an inflow of $1.9 billion in 1999, primarily due to the absence in 2000 of $3.5 billion of net cash proceeds received from the disposition of businesses in 1999 and the funding in 2000 of $350 million to the stockholder litigation settlement trust. Such amounts were partially offset by the absence in 2000 of a $774 million cash use in 1999 related to our former fleet businesses and a net inflow of funds generated from advances on homes under management in 2000.

Cash flows used in financing activities decreased primarily due to a decrease of $2.6 billion in the repurchases of CD common stock and a decrease of $4.3 billion primarily due to a reduction in net borrowing requirements to fund our investment in assets under management and mortgage programs, partially offset by the absence in 2000 of $3.0 billion in proceeds received for debt repayment in connection with the disposal of our former fleet businesses.

Capital Expenditures

Capital expenditures during 2000 amounted to $246 million and were utilized to support operational growth, enhance marketing opportunities and develop operating efficiencies through technological improvements. We anticipate a capital expenditure investment during 2001 ranging from $275 million to $325 million. Such amount represents an increase from 2000 primarily due to the acquisitions of Avis Group and Fairfield Communities.

Stockholder Litigation Settlement

On August 14, 2000, the U.S. District Court approved our agreement (the "Settlement Agreement") to settle the principal securities class action pending against us, which was brought on behalf of purchasers of all Cendant and CUC publicly traded securities, other than PRIDES, between May 1995 and August 1998. Under the Settlement Agreement, we will pay the class members approximately $2.85 billion in cash. Certain parties in the class action have appealed the District Court's orders approving the plan of allocation of the settlement fund and awarding of attorneys' fees and expenses to counsel for the lead plaintiffs. None of the appeals challenged the fairness of the $2.85 billion settlement amount. The U.S. Court of Appeals for the Third Circuit issued a briefing schedule for the appeals, which is nearly complete. Oral arguments for all appeals were heard on May 22, 2001; the court reserved its decision until further notice. We intend to finance the $2.85 billion settlement amount with cash generated from our operations, borrowings under our existing credit facilities and new borrowings.

The Settlement Agreement required us to post collateral in the form of credit facilities and/or surety bonds by November 13, 2000. We also had the option of forming a trust established for the benefit of the plaintiffs in lieu of posting collateral. On November 13, 2000, we posted collateral in the form of letters of credit and surety bonds in the amounts of $1.71 billion and $790 million, respectively. We also made a cash deposit of approximately $350 million to the trust. During first quarter 2001, we made an additional cash deposit of approximately $250 million to the trust. The credit facilities under which we posted the collateral also required us to make minimum deposits to this trust through 2003 as discussed under debt financing.

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

During first quarter 2001, we entered into a $650 million term loan agreement with terms similar to our other revolving credit facilities. This term loan amortizes in three equal installments on August 22, 2002, May 22, 2003 and February 22, 2004. Borrowings under this facility bear interest at LIBOR plus a margin of 125 basis points. A portion of this term loan was used to finance the acquisition of Avis Group on March 1, 2001, as discussed under "Strategic Business Initiatives".

During first quarter 2001, we issued approximately $1.5 billion aggregate principal amount at maturity of zero-coupon senior convertible notes for aggregate gross proceeds of approximately $900 million. We used $250 million of such proceeds to extinguish outstanding borrowings under our term loan facility. The remaining proceeds were used for general corporate purposes. The notes mature in 2021 and were issued at a price representing a yield-to-maturity of 2.5%. We will not make periodic payments of interest on the notes, but may be required to make nominal cash payments in specified circumstances. Each $1,000 principal amount at maturity may be convertible, subject to satisfaction of specific contingencies, into 33.4 shares of our CD common stock. The notes will not be redeemable by us prior to February 13, 2004, but will be redeemable thereafter at the issue price of $608.41 per note plus accrued discount through the redemption date. In addition, holders of the notes may require us to repurchase the notes on February 13, 2004, 2009 or 2014. In such circumstance, we may pay the purchase price in cash, shares of our CD common stock, or any combination thereof.

During May 2001, we issued zero-coupon zero-yield convertible senior notes to a qualified institutional buyer in a private offering for gross proceeds of $1.0 billion. We expect to utilize the proceeds for general corporate purposes and to reduce certain borrowings. The notes mature in 2021. We may be required to repurchase these notes on May 4, 2002. We are not required to pay interest on the notes unless an interest adjustment becomes payable, which may occur in specified circumstances commencing in 2004. Each $1,000 principal amount at maturity may be convertible, subject to satisfaction of specific contingencies, into approximately 39 shares of CD common stock.

Coincident with the acquisition of Avis Group on March 1, 2001, we assumed debt of approximately $900 million, including approximately $300 million which was outstanding under a $450 million six-year revolving credit facility guaranteed by us and maturing in June 2005. Borrowings under the six-year credit facility bear interest at LIBOR plus a margin of approximately 175 basis points. We are required to pay a per annum facility fee of 37.5 basis points.

Our credit facilities contain certain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At December 31, 2000, we had complied with all the restrictive covenants. At December 31, 2000, our long-term debt credit ratings are BBB with Standard & Poor's, Baa1 with Moody's and BBB+ with Fitch IBCA and our short-term debt ratings are P2 with Moody's and F2 with Fitch IBCA. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time.)

Related to Management and Mortgage Programs

Activities of our management and mortgage programs include the former fleet management business and car rental operations of Avis Group, as well as our mortgage and relocation businesses. Our mortgage, relocation and fleet management businesses operate as a separate public reporting entity, PHH Corporation. Our car rental operations also operate as a separate public reporting entity, Avis Group Holdings, Inc.

The activities of our management and mortgage programs are autonomous and distinct from our other activities. Therefore, management believes it is more useful to review the debt financing of management and mortgage programs separately from the debt financing of our activities.

The origination of mortgages, advances under relocation contracts and the acquisitions of vehicles and vehicle leases are supported primarily by issuing commercial paper and medium-term and interest bearing notes and by maintaining secured obligations, depending upon asset growth and financial market conditions. Debt related to management and mortgage programs is issued without recourse to us. Such debt is not classified based on contractual maturities, but rather is included in liabilities under management and mortgage programs since the debt corresponds directly with the high quality related assets. PHH and Avis Group expect to continue to maximize access to global capital markets by maintaining the quality of their assets under management. This is achieved by maintaining credit standards to minimize credit risk and the potential for losses.

Debt related to management and mortgage programs decreased approximately $300 million to $2.0 billion at December 31, 2000. Such decrease was primarily attributable to a decrease in medium-term notes, partially offset by an increase in commercial paper. At December 31, 2000, outstanding debt related to management and mortgage programs was comprised of $1.6 billion of commercial paper, $292 million of secured obligations (with a total commitment of $500 million and renewable on an annual basis), $117 million of medium-term notes maturing through 2002 and $75 million of unsecured borrowings maturing in 2001.

During 2000, PHH filed a shelf registration statement registering an additional $2.625 billion of debt securities, which increased the amount available for issuing medium-term notes to approximately $3.0 billion at December 31, 2000. PHH issued $650 million of medium-term notes under this shelf registration in January 2001 bearing interest at a rate of 8 1/8% per annum and maturing in February 2003. The senior indenture under which the medium-term notes were issued prevents PHH from paying dividends and/or making intercompany loans to us if, after giving effect to those dividends or intercompany loans, PHH's debt to equity ratio exceeds 6.5 to 1. Furthermore, under the senior indenture, PHH's ratio of debt to tangible net worth must be maintained at or less than 10 to 1. A portion of the proceeds from this offering were used to finance the acquisition of Avis Group on March 1, 2001. Proceeds from future offerings will be used to finance assets under management and for general corporate purposes.

PHH and Avis Group manage their exposure to interest rate and liquidity risk by matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources and securing available credit under committed banking facilities. To provide additional financial flexibility, PHH's current policy is to ensure that committed facilities aggregate 100 percent of the average amount of outstanding commercial paper.

As of December 31, 2000, PHH maintained $1.775 billion of committed and unsecured revolving credit facilities. These facilities comprise a $750 million syndicated revolving credit facility maturing in 2001, a $750 million syndicated revolving credit facility maturing in 2005 and $275 million of other revolving credit facilities maturing in 2001. Borrowings under these facilities bear interest at a rate of LIBOR, plus a margin of approximately 40 basis points. PHH is required to pay a per annum facility fee of approximately .125% under the facilities. The full amount of these facilities was undrawn and available to support the average outstanding commercial paper balance at December 31, 2000. During February 2001, PHH renewed its $750 million syndicated revolving credit facility, which was due in 2001. The new facility bears interest at LIBOR plus an applicable margin, as defined in the agreement, and terminates on February 21, 2002. PHH is required to pay a per annum utilization fee of .25% if usage under the facility exceeds 25% of aggregate commitments. Under the new facility, any loans outstanding as of February 21, 2002 may be converted into a term loan with a final maturity of February 21, 2003. The facilities contain certain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At December 31, 2000, PHH had complied with all the restrictive covenants. At December 31, 2000, PHH's long-term credit ratings are A with Fitch IBCA, A- with Standard & Poor's and Baa1 with Moody's and PHH's short-term ratings are F1 with Fitch IBCA, A2 with Standard & Poor's and P2 with Moody's. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time.)

In addition to the above-mentioned sources of financing, PHH will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At December 31, 2000, PHH maintained the following agreements whereby managed assets were sold or transferred to third parties:

Bishops Gate Residential Mortgage Trust. Under this revolving sales agreement, an unaffiliated bankruptcy remote special purpose entity, Bishops Gate, committed to purchase for cash, at PHH's option, mortgage loans originated by PHH on a daily basis, up to Bishops Gate's asset limit of $3.3 billion, through 2008. PHH retains the servicing rights on the mortgage loans sold to Bishops Gate and arranges for the sale or securitization of the mortgage loans into the secondary market. Bishops Gate retains the right to select alternative sale or securitization arrangements. At December 31, 2000 and 1999, PHH was servicing approximately $1.0 billion and $813 million, respectively, of mortgage loans owned by Bishops Gate.

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

Coincident with the acquisition of Avis Group on March 1, 2001, we assumed debt of approximately $6.8 billion principally comprising $3.7 billion of medium-term notes, $1.6 billion of interest bearing notes and $957 million of commercial paper. During first quarter 2001, our Avis car rental subsidiary issued $750 million of floating rate rental car asset backed notes. The notes are secured by rental vehicles owned by such subsidiary. The notes bear interest at a rate of LIBOR plus 20 basis points per annum and mature in April 2004. During second quarter 2001, our Avis car rental subsidiary also registered $500 million of auction rate rental car asset backed notes. These notes are also secured by rental vehicles owned by such subsidiary. The notes bear interest at a rate of LIBOR plus or minus an applicable margin determined from time to time through an auction. We issued approximately $200 million under this registration statement and utilized such proceeds to reduce outstanding commercial paper borrowings.

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

During first quarter 2001, we issued 46 million shares of our CD common stock at $13.20 per share for aggregate proceeds of approximately $607 million, which reduced our availability under existing shelf registration statements to $1.6 billion. These proceeds were used to fund the acquisitions of Avis Group on March 1, 2001 and Fairfield Communities on April 2, 2001.

During first quarter 2001, the purchase contracts underlying our FELINE PRIDES settled. Accordingly, we issued approximately 61 million shares of our CD common stock in satisfaction of our obligation to deliver common stock to beneficial owners of the PRIDES. See Note 17-Mandatorily Redeemable Trust Preferred Securities Issued by a Subsidiary Holding Solely Senior Debentures Issued by the Company for a detailed discussion regarding the issuances of PRIDES and the related settlement provisions.

Under our common share repurchase program, we have approximately $488 million remaining availability. Although we have no current plan to utilize this availability, depending upon market conditions and other factors, we may chose to repurchase stock at anytime.

During June 2001, the Company bought back 1,598,030 shares of Move.com common stock held by Liberty Digital in exchange for 1,164,048 shares of Homestore common stock (valued at approximately $31 million) and approximately $19 million in cash.

Strategic Business Initiatives

On June 18, 2001, we announced that we had entered into a definitive agreement to acquire all of the outstanding common stock of Galileo International, Inc., a leading provider of electronic global distribution services for the travel industry, at an expected value of $33 per share, or approximately $2.9 billion in aggregate. As part of the acquisition, we will also assume approximately $600 million of Galileo net debt. The final acquisition price will be paid in a combination of CD common stock and cash. The number of shares of CD common stock to be paid to Galileo stockholders will fluctuate, between 116 million and 137 million shares, within a collar of $17 to $20 per share of CD common stock. The remainder of the purchase price, approximately $562 million, will be paid in cash and may fluctuate if the average price per share of CD common stock during a stipulated period is above or below the collar. We anticipate funding the cash portion of the final acquisition price from available cash, lines of credit or debt issuances. The transaction is subject to customary regulatory approvals and the approval of Galileo's stockholders. Although no assurances can be given, we expect the transaction to close in the fall of 2001.

On April 2, 2001, we acquired all of the outstanding shares of Fairfield Communities, one of the largest vacation ownership companies in the United States, for approximately $750 million in cash, including transaction costs and expenses and the conversion of Fairfield employee stock options into CD common stock options. The acquisition was funded from available cash.

On March 1, 2001, we acquired all of the outstanding shares of Avis Group that were not currently owned by us at a price of $33.00 per share in cash, or approximately $994 million, including $40 million of transaction costs and expenses.

On February 16, 2001, we completed the sale of our real estate Internet portal, move.com, along with certain ancillary businesses to Homestore.com, Inc. in exchange for approximately 21 million shares of Homestore common stock valued at $718 million. We recorded a gain of $548 million on the sale of these businesses.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 1999, the Emerging Issues Task Force released Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets." EITF Issue No. 99-20 modifies the accounting for interest income and impairment of beneficial interests in securitization transactions for quarters beginning after March 15, 2001, whereby beneficial interests determined to have an other-than-temporary impairment are required to be written down to fair value. We adopted EITF Issue No. 99-20 on January 1, 2001, which resulted in a non-cash charge of $46 million ($27 million, after tax) to account for the cumulative effect of the accounting change in the first quarter of 2001.

In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, the changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, the changes in fair value will be recognized in earnings.

As of January 1, 2001, we recorded a $16 million ($11 million, after tax) non-cash charge as a cumulative transition adjustment to earnings relating to derivatives not designated as hedges prior to adopting SFAS No. 133 and to derivatives designated in fair-value-type hedges. As provided for in SFAS No. 133, we also reclassified certain investment securities as trading securities at January 1, 2001. This reclassification resulted in a pre-tax benefit of approximately $10 million, which was also recorded in first quarter 2001.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 140 revises criteria for accounting for securitizations, other financial-asset transfers and collateral and introduces new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendment. We adopted the disclosure requirements of SFAS No. 140 on December 31, 2000, as required. All other provisions of SFAS No. 140 were adopted during second quarter 2001, as required by the standard. The impact of adopting the remaining provisions of this standard was not material to our financial position or results of operations.

FORWARD LOOKING STATEMENTS

Forward-looking statements in this Annual Report on Form 10-K/A are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives.

Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical acts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

o the effect of economic conditions and interest rate changes on the economy on a national, regional or international basis and the impact thereof on our businesses;
o the effects of changes in current interest rates, particularly on our real estate franchise and mortgage businesses;
o the resolution or outcome of our unresolved pending litigation relating to the previously announced accounting irregularities and other related litigation;
o our ability to develop and implement operational and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;
o competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;
o our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, including the pending acquisition of Galileo and the acquisitions of Avis Group and Fairfield Communities, the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;
o our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and rating agencies;
o competitive and pricing pressures in the vacation ownership and travel industries, including the car rental industry;
o changes in the vehicle manufacturer repurchase arrangements between vehicle manufacturers and Avis Group in the event that used vehicle values decrease; and
o changes in laws and regulations, including changes in accounting standards and privacy policy regulation.

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

         o Our primary foreign currency rate exposure is to exchange rate fluctuations in the British pound sterling. We anticipate that such foreign currency exchange rate risk will remain a primary market exposure for the foreseeable future.

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

On November 3, 2000, we filed a current report on Form 8-K to report under Item 5 our agreement with Homestore.com, Inc. to sell our real estate Internet portal, move.com, along with certain ancillary businesses certain businesses and our agreement to acquire Fairfield Communities, Inc.

On November 20, 2000, we filed a current report on Form 8-K to report under Item 5 our agreement to acquire Avis Group Holdings, Inc.

On November 29, 2000, we filed a current report on Form 8-K to report under Item 5 the restatement of our consolidated financial statements at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 to reflect the reclassification of our individual membership business as a discontinued operation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CENDANT CORPORATION

                                        By:     /s/ JAMES E. BUCKMAN
                                           -------------------------------------
                                                     James E. Buckman
                                           Vice Chairman and General Counsel
                                                    Date: July 2, 2001

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

                    Signature                                      Title                       Date
                    ---------                                      -----                       ----
             /s/ HENRY R. SILVERMAN                       Chairman of the Board,
-------------------------------------------------       President, Chief Executive         July 2, 2001
              (Henry R. Silverman)                         Officer and Director

              /s/ JAMES E. BUCKMAN                        Vice Chairman, General
-------------------------------------------------          Counsel and Director            July 2, 2001
               (James E. Buckman)

             /s/ STEPHEN P. HOLMES                      Vice Chairman and Director         July 2, 2001
-------------------------------------------------
               (Stephen P. Holmes)

              /s/ KEVIN M. SHEEHAN                         Senior Executive Vice
-------------------------------------------------           President and Chief            July 2, 2001
               (Kevin M. Sheehan)                            Financial Officer

               /s/ TOBIA IPPOLITO                      Executive Vice President and
-------------------------------------------------        Chief Accounting Officer          July 2, 2001
                (Tobia Ippolito)

              /s/ MYRA J. BIBLOWIT                               Director                  July 2, 2001
-------------------------------------------------
               (Myra J. Biblowit)

       /s/ THE HONORABLE WILLIAM S. COHEN                        Director                  July 2, 2001
-------------------------------------------------
        (The Honorable William S. Cohen)

             /s/ LEONARD S. COLEMAN                              Director                  July 2, 2001
-------------------------------------------------
              (Leonard S. Coleman)

              /s/ MARTIN L. EDELMAN                              Director                  July 2, 2001
-------------------------------------------------
               (Martin L. Edelman)

             /s/ DR. JOHN C. MALONE                              Director                  July 2, 2001
-------------------------------------------------
              (Dr. John C. Malone)

               /s/ CHERYL D. MILLS                               Director                  July 2, 2001
-------------------------------------------------
                (Cheryl D. Mills)

                    Signature                                     Title                       Date
                    ---------                                     -----                       ----
         /s/ THE RT. HON. BRIAN MULRONEY                         Director                  July 2, 2001
-------------------------------------------------
   (The Rt. Hon. Brian Mulroney, P.C., L.L.D.)

            /s/ ROBERT E. NEDERLANDER                            Director                  July 2, 2001
-------------------------------------------------
             (Robert E. Nederlander)

              /s/ ROBERT W. PITTMAN                              Director                  July 2, 2001
-------------------------------------------------
               (Robert W. Pittman)

             /s/ SHELI Z. ROSENBERG                              Director                  July 2, 2001
-------------------------------------------------
              (Sheli Z. Rosenberg)

            /s/ ROBERT F. SMITH                                  Director                  July 2, 2001
-------------------------------------------------
                (Robert F. Smith)

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

      As discussed in Note 1, the accompanying consolidated financial statements have been restated to reflect the individual membership business as a continuing operation for all periods presented.


/s/ Deloitte & Touche LLP
New York, New York
July 2, 2001

                      Cendant Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)

                                                                          Year Ended December 31,
                                                                     ---------------------------------
                                                                       2000         1999         1998
                                                                     -------      -------      -------
Revenues
   Membership and service fees, net                                  $ 4,512      $ 5,187      $ 5,102
   Fleet leasing                                                          --          700        1,369
   Other                                                                 147          189          114
                                                                     -------      -------      -------
Net revenues                                                           4,659        6,076        6,585
                                                                     -------      -------      -------

Expenses
   Operating                                                           1,426        1,795        1,870
   Marketing and reservation                                             898        1,017        1,158
   General and administrative                                            610          671          666
   Vehicle depreciation, lease charges and interest, net                  --          674        1,301
   Non-vehicle depreciation and amortization                             352          371          323
   Other charges (credits):
     Restructuring and other unusual charges                             109          110          (67)
     Investigation-related costs                                          23           21           33
     Litigation settlement and related costs                             (21)       2,894          351
     Termination of proposed acquisitions                                 --            7          433
     Executive terminations                                               --           --           53
     Investigation-related financing costs                                --           --           35
   Non-vehicle interest, net                                             148          199          114
                                                                     -------      -------      -------

Total expenses                                                         3,545        7,759        6,270
                                                                     -------      -------      -------

Net gain (loss) on dispositions of businesses                             (8)       1,109           --
                                                                     -------      -------      -------

Income (loss) before income taxes and minority interest                1,106         (574)         315

Provision (benefit) for income taxes                                     362         (406)         104
Minority interest, net of tax                                             84           61           51
                                                                     -------      -------      -------

Income (loss) from continuing operations                                 660         (229)         160
Discontinued operations:
   Loss from discontinued operations, net of tax                          --           --          (25)
   Gain on disposal of discontinued operations, net of tax                --          174          405
                                                                     -------      -------      -------

Income (loss) before extraordinary loss and cumulative effect of
   accounting change                                                     660          (55)         540
Extraordinary loss, net of tax                                            (2)          --           --
                                                                     -------      -------      -------

Income (loss) before cumulative effect of accounting change              658          (55)         540
Cumulative effect of accounting change, net of tax                       (56)          --           --
                                                                     -------      -------      -------

Net income (loss)                                                    $   602      $   (55)     $   540
                                                                     =======      =======      =======

CD common stock income (loss) per share
   Basic
     Income (loss) from continuing operations                        $  0.92      $ (0.30)     $  0.19
     Net income (loss)                                               $  0.84      $ (0.07)     $  0.64
   Diluted
     Income (loss) from continuing operations                        $  0.89      $ (0.30)     $  0.18
     Net income (loss)                                               $  0.81      $ (0.07)     $  0.61

Move.com common stock loss per share
   Basic
     Loss from continuing operations                                 $ (1.76)
     Net loss                                                        $ (1.76)
   Diluted
     Loss from continuing operations                                 $ (1.76)
     Net loss                                                        $ (1.76)

                 See Notes to Consolidated Financial Statements.

                      Cendant Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)

                                                                                                         December 31,
                                                                                                   ----------------------
                                                                                                     2000          1999
                                                                                                   --------      --------
Assets
Current assets
   Cash and cash equivalents                                                                       $    944      $  1,164
   Receivables (net of allowance for doubtful accounts of $58 and $68)                                  753         1,026
   Deferred income taxes                                                                                174         1,427
   Other current assets                                                                                 857           975
                                                                                                   --------      --------
Total current assets                                                                                  2,728         4,592

Property and equipment (net of accumulated depreciation of $547 and $390)                             1,345         1,347
Stockholder litigation settlement trust                                                                 350            --
Deferred income taxes                                                                                 1,108            --
Franchise agreements (net of accumulated amortization of $264 and $216)                               1,462         1,410
Goodwill (net of accumulated amortization of $388 and $297)                                           3,176         3,271
Other intangibles (net of accumulated amortization of $151 and $143)                                    647           662
Other assets                                                                                          1,395         1,141
                                                                                                   --------      --------
Total assets exclusive of assets under programs                                                      12,211        12,423
                                                                                                   --------      --------

Assets under management and mortgage programs
   Relocation receivables                                                                               329           530
   Mortgage loans held for sale                                                                         879         1,112
   Mortgage servicing rights                                                                          1,653         1,084
                                                                                                   --------      --------
                                                                                                      2,861         2,726
                                                                                                   --------      --------

Total assets                                                                                       $ 15,072      $ 15,149
                                                                                                   ========      ========

Liabilities and stockholders' equity
Current liabilities
   Accounts payable and other current liabilities                                                  $  1,446      $  1,319
   Current portion of long-term debt                                                                     --           400
   Stockholder litigation settlement                                                                     --         2,852
   Deferred income                                                                                    1,020         1,039
                                                                                                   --------      --------
Total current liabilities                                                                             2,466         5,610

Long-term debt                                                                                        1,948         2,445
Stockholder litigation settlement                                                                     2,850            --
Deferred income                                                                                         411           413
Deferred income taxes                                                                                    --           306
Other noncurrent liabilities                                                                             49            67
                                                                                                   --------      --------
Total liabilities exclusive of liabilities under programs                                             7,724         8,841
                                                                                                   --------      --------

Liabilities under management and mortgage programs
   Debt                                                                                               2,040         2,314
   Deferred income taxes                                                                                476           310
                                                                                                   --------      --------
                                                                                                      2,516         2,624
                                                                                                   --------      --------

Mandatorily redeemable preferred interest in a subsidiary                                               375            --
                                                                                                   --------      --------

Mandatorily redeemable preferred securities issued by subsidiary holding
   solely senior debentures issued by the Company                                                     1,683         1,478
                                                                                                   --------      --------

Commitments and contingencies (Note 18)

Stockholders' equity
   Preferred stock, $.01 par value-authorized 10 million shares; none issued and outstanding             --            --
   CD common stock, $.01 par value - authorized 2 billion shares; issued 914,655,918 and
     870,399,635 shares                                                                                   9             9
   Move.com common stock, $.01 par value - authorized 500 million shares and none; issued and outstanding 2,181,586 shares and none; notional issued shares with respect to Cendant
     Group's retained interest 22,500,000 and none                                                       --            --
   Additional paid-in capital                                                                         4,540         4,102
   Retained earnings                                                                                  2,027         1,425
   Accumulated other comprehensive loss                                                                (234)          (42)
   CD treasury stock, at cost, 178,949,432 and 163,818,148 shares                                    (3,568)       (3,288)
                                                                                                   --------      --------
Total stockholders' equity                                                                            2,774         2,206
                                                                                                   --------      --------

Total liabilities and stockholders' equity                                                         $ 15,072      $ 15,149
                                                                                                   ========      ========

                 See Notes to Consolidated Financial Statements.

                      Cendant Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                         Year Ended December 31,
                                                                                  ------------------------------------
                                                                                    2000           1999          1998
                                                                                  --------      --------      --------
Operating Activities
Net income (loss)                                                                 $    602      $    (55)     $    540
Adjustments to arrive at income (loss) from continuing operations                       58          (174)         (380)
                                                                                  --------      --------      --------

Income (loss) from continuing operations                                               660          (229)          160

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
   Depreciation and amortization                                                       352           371           323
   Non-cash portion of other charges, net                                               24         2,869           188
   Net (gain) loss on dispositions of businesses                                         8        (1,109)           --
   Deferred income taxes                                                                (1)          252          (111)
   Net change in assets and liabilities:
     Receivables                                                                       182          (193)         (126)
     Income taxes                                                                      343          (133)          (98)
     Accounts payable and other current liabilities                                   (223)         (500)           96
     Deferred income                                                                   (77)          (88)           82
Other, net                                                                            (236)         (209)         (186)
                                                                                  --------      --------      --------

Net cash provided by operating activities from continuing operations
   exclusive of management and mortgage programs                                     1,032         1,031           328
                                                                                  --------      --------      --------

Management and mortgage programs:
   Depreciation and amortization                                                       153           698         1,260
   Origination of mortgage loans                                                   (24,196)      (25,025)      (26,572)
   Proceeds on sale of and payments from mortgage loans held for sale               24,428        26,328        25,792
                                                                                  --------      --------      --------
                                                                                       385         2,001           480
                                                                                  --------      --------      --------

Net cash provided by operating activities from continuing operations                 1,417         3,032           808
                                                                                  --------      --------      --------

Investing Activities
Property and equipment additions                                                      (246)         (277)         (355)
Funding of stockholder litigation settlement trust                                    (350)           --            --
Proceeds from sales of marketable securities                                           379           741            --
Purchases of marketable securities                                                    (441)         (672)           --
Purchases of investments                                                               (90)          (18)          (24)
Net assets acquired (net of cash acquired) and acquisition-related payments           (111)         (205)       (2,852)
Net proceeds from dispositions of businesses                                             4         3,509           314
Other, net                                                                               5            47           107
                                                                                  --------      --------      --------

Net cash provided by (used in) investing activities from continuing
   operations exclusive of management and mortgage programs                           (850)        3,125        (2,810)
                                                                                  --------      --------      --------

                      Cendant Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (In millions)

                                                                                 Year Ended December 31,
                                                                            ---------------------------------
                                                                              2000         1999         1998
                                                                            -------      -------      -------
Management and mortgage programs:
   Equity advances on homes under management                                $(2,505)     $(7,608)     $(6,484)
   Repayment on advances on homes under management                            2,877        7,688        6,624
   Additions to mortgage servicing rights                                      (778)        (727)        (524)
   Proceeds from sales of mortgage servicing rights                              84          156          119
   Investment in leases and leased vehicles                                      --       (2,378)      (2,447)
   Payments received on investment in leases and leased vehicles                 --        1,529          987
   Proceeds from sales and transfers of leases and leased vehicles to
    third parties                                                                --           75          183
                                                                            -------      -------      -------
                                                                               (322)      (1,265)      (1,542)
                                                                            -------      -------      -------

Net cash provided by (used in) investing activities from continuing
   operations                                                                (1,172)       1,860       (4,352)
                                                                            -------      -------      -------

Financing Activities
Principal payments on borrowings                                               (897)      (2,213)      (2,596)
Proceeds from borrowings                                                         --        1,719        4,809
Proceeds from mandatorily redeemable preferred interest in a subsidiary         375           --           --
Proceeds from mandatorily redeemable preferred securities issued by
   subsidiary holding solely senior debentures issued by the Company             91           --        1,447
Issuances of common stock                                                       603          127          171
Repurchases of CD common stock                                                 (381)      (2,863)        (258)
                                                                            -------      -------      -------

Net cash provided by (used in) financing activities from continuing
   operations exclusive of management and mortgage programs                    (209)      (3,230)       3,573
                                                                            -------      -------      -------

Management and mortgage programs:
   Proceeds from borrowings                                                   4,208        5,263        4,300
   Principal payments on borrowings                                          (5,420)      (7,838)      (3,090)
   Net change in short-term borrowings                                          938       (2,000)         (93)
   Proceeds received for debt repayment in connection with disposal of
    fleet businesses                                                             --        3,017           --
                                                                            -------      -------      -------
                                                                               (274)      (1,558)       1,117
                                                                            -------      -------      -------

Net cash provided by (used in) financing activities from continuing
   operations                                                                  (483)      (4,788)       4,690
                                                                            -------      -------      -------

Effect of changes in exchange rates on cash and cash equivalents                 18           51          (16)
                                                                            -------      -------      -------
Net cash used in discontinued operations                                         --           --         (188)
                                                                            -------      -------      -------
Net increase (decrease) in cash and cash equivalents                           (220)         155          942
Cash and cash equivalents, beginning of period                                1,164        1,009           67
                                                                            -------      -------      -------

Cash and cash equivalents, end of period                                    $   944      $ 1,164      $ 1,009
                                                                            =======      =======      =======

Supplemental Disclosure of Cash Flow Information
   Interest payments                                                        $   263      $   451      $   543
                                                                            =======      =======      =======

   Income tax refunds, net                                                  $   (67)     $   (46)     $   (23)
                                                                            =======      =======      =======

                 See Notes to Consolidated Financial Statements.

                      Cendant Corporation and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (In millions)

                                                                               Accumulated
                                    Common Stock    Additional                    Other                         Total
                                   ---------------   Paid-in      Retained    Comprehensive   Treasury       Stockholders'
                                   Shares   Amount   Capital      Earnings        Loss          Stock           Equity
                                   ------   ------  ----------    --------    -------------    -------       -------------
Balance at January 1, 1998           838      $8     $ 3,085      $   940         $(38)        $   (74)        $ 3,921
Comprehensive income:
   Net income                         --      --          --          540           --              --
   Currency translation
     adjustment                       --      --          --           --          (11)             --
Total comprehensive income                                                                                         529
Exercise of stock options             17       1         168           --           --              --             169
Tax benefit from exercise of
   stock options                      --      --         147           --           --              --             147
Conversion of convertible
   notes                               6      --         114           --           --              --             114
Repurchases of CD common
   stock                              --      --          --           --           --            (258)           (258)
Mandatorily redeemable
   preferred securities issued
   by subsidiary holding solely
   senior debentures issued by
   the Company                        --      --         (66)          --           --              --             (66)
Common stock received as
   consideration in sale of
   discontinued operations            --      --          --           --           --            (135)           (135)
Rights issuable                       --      --         350           --           --              --             350
Other                                 --      --          65           --           --              --              65
                                     ---      --     -------      -------         ----         -------         -------
Balance at December 31, 1998         861       9       3,863        1,480          (49)           (467)          4,836
Comprehensive loss:
   Net loss                           --      --          --          (55)          --              --
   Currency translation
     adjustment                       --      --          --           --          (69)             --
Unrealized gain on
   marketable securities, net
   of tax of $22                      --      --          --           --           37              --
Reclassification adjustments,
   net of tax of $13                  --      --          --           --           39              --
Total comprehensive loss                                                                                           (48)
Exercise of stock options              9      --          81           --           --              42             123
Tax benefit from exercise of
   stock options                      --      --          52           --           --              --              52
Repurchases of CD common
   stock                              --      --          --           --           --          (2,863)         (2,863)
Modifications of stock option
   plans due to dispositions of
   businesses                         --      --          83           --           --              --              83
Rights issuable                       --      --          22           --           --              --              22
Other                                 --      --           1           --           --              --               1
                                     ---      --     -------      -------         ----         -------         -------
Balance at December 31, 1999         870       9       4,102        1,425          (42)         (3,288)          2,206
                                     ---      --     -------      -------         ----         -------         -------

                      Cendant Corporation and Subsidiaries
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                                  (In millions)

                                                                                          Accumulated
                                         Common Stock       Additional                      Other                         Total
                                       -----------------      Paid-in        Retained    Comprehensive   Treasury      Stockholders'
                                       Shares     Amount      Capital        Earnings        Loss          Stock          Equity
                                       ------     ------    ----------       --------    -------------   --------      -------------
Balance at December 31, 1999            870         $9        $ 4,102         $1,425        $ (42)        $(3,288)       $ 2,206
Comprehensive income:
   Net income                            --         --             --            602           --              --
   Currency translation
     adjustment                          --         --             --             --         (107)             --
Unrealized loss on
   marketable securities, net
   of tax of ($40)                       --         --             --             --          (65)             --
Reclassification adjustments,
   net of tax of ($12)                   --         --             --             --          (20)             --
Total comprehensive income                                                                                                   410
Issuances of CD common
   stock                                 28         --            476             --           --              --            476
Issuances of Move.com
   common stock                           4         --             93             --           --              --             93
Exercise of stock options                17         --             56             --           --              26             82
Tax benefit from exercise of
   stock options                         --         --             66             --           --              --             66
Repurchases of CD common
   stock                                 --         --             --             --           --            (306)          (306)
Repurchases of Move.com
   common stock                          (2)        --           (100)            --           --              --           (100)
Mandatorily redeemable
   preferred securities issued
   by subsidiary holding solely
   senior debentures issued by
   the Company                           --         --           (108)            --           --              --           (108)
Rights issuable                          --         --            (41)            --           --              --            (41)
Other                                    --         --             (4)            --           --              --             (4)
                                        ---         --        -------         ------        -----         -------        -------
Balance at December 31, 2000            917         $9        $ 4,540         $2,027        $(234)        $(3,568)       $ 2,774
                                        ===         ==        =======         ======        =====         =======        =======

                 See Notes to Consolidated Financial Statements.

                      Cendant Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.    Summary of Significant Accounting Policies

      Basis of Presentation

      Cendant Corporation is a global provider of a wide range of complementary consumer and business services. The Consolidated Financial Statements include the accounts of Cendant Corporation and its subsidiaries (collectively, "the Company"). In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. In connection with the acquisition of Avis Group Holdings, Inc. ("Avis Group") on March 1, 2001, the Company changed its presentation of fleet leasing revenues to a gross presentation with the associated costs included as a component of expenses in the accompanying Consolidated Statements of Operations for all periods presented.

      On July 2, 2001, the Company entered into a number of agreements, including a forty-year outsourcing agreement, with a third party whereby the Company will have an ongoing interest in its individual membership business. Prior to entering into these agreements, the Company had planned to spin-off this business to its stockholders and therefore had treated the results of this business as a discontinued operation. As a result of this change in plan and the Company's ongoing involvement in this business, the Consolidated Financial Statements and Notes thereto have been amended to reverse the classification of the Company's individual membership business as a discontinued operation. Accordingly, the account balances and activities of the individual membership business have been reclassified from discontinued operations to continuing operations for all periods presented. The amended Consolidated Financial Statements presented herein are the Company's historical financial statements for all periods presented.

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

      Based on an evaluation of its intangible assets and in connection with the Company's regular forecasting processes during 1998, the Company determined that $37 million of goodwill associated with a Company subsidiary, National Library of Poetry, was permanently impaired. This impairment is classified as an operating expense in the Consolidated Statements of Operations.

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

            o The differential to be paid or received on interest rate swaps hedging interest sensitive liabilities is accrued and recognized as an adjustment to interest expense in the Consolidated Statements of Operations.

            o Gains and losses on foreign currency forwards that are effective as hedges of net assets in foreign subsidiaries are offset against currency translation adjustments as accumulated other comprehensive income (loss).

            o Gains and losses on foreign currency hedges of anticipated transactions, forecasted earnings of foreign subsidiaries and hedges of certain monetary assets and liabilities are recognized in other revenues in the Consolidated Statements of Operations, on a mark-to-market basis, as exchange rates change.

            o Gains and losses on forward delivery contracts and options used to reduce the risk of adverse price fluctuations affecting the Company's mortgage loans held for sale and anticipated mortgage production arising from commitments issued are deferred and included in the Company's lower of cost or market valuation of the hedged items.

            o Gains and losses on derivative instruments used to manage the financial impact of interest rate movements associated with the Company's mortgage servicing portfolio are deferred and recorded as adjustments to the basis of the hedged item. Premiums paid/received on the hedged instruments are capitalized and amortized over the life of the contracts.

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

      Timeshare. Timeshare revenue principally consists of exchange fees and subscription revenue. Exchange fees are recognized as revenue when the exchange request has been confirmed to the subscribing members. Subscription revenue represents the fees from subscribing members. There is no separate fee charged for the participation in the timeshare exchange network. Beginning on January 1, 2000, subscription revenue is recognized as revenue on a straight line basis over the subscription period during which delivery of publications and other services are provided to the subscribing members. Prior to 2000, the Company recognized subscription revenue as discussed in "Change in Accounting Policy." Subscriptions are cancelable and refundable on a pro rata basis. Subscription procurement costs are expensed as incurred. Such costs were $32 million, $31 million and $31 million for 2000, 1999 and 1998.

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

      Advertising Expenses

      Advertising costs, including direct response advertising related to membership programs, are generally expensed in the period incurred. Advertising expenses in 2000, 1999 and 1998 were $502 million, $589 million and $685 million, respectively.

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

      Recently Issued Accounting Pronouncements

      In November 1999, the Emerging Issues Task Force ("EITF") released Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets." EITF Issue No. 99-20 modifies the accounting for interest income and impairment of beneficial interests in securitization transactions for quarters beginning after March 15, 2001, whereby beneficial interests determined to have an other-than-temporary impairment are required to be written down to fair value. The Company adopted the provisions of EITF Issue No. 99-20 on January 1, 2001. The adoption resulted in the recognition of a non-cash charge of $46 million ($27 million, after tax) during first quarter 2001 to account for the cumulative effect of the accounting change.

      In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, the changes in the fair value of the derivative will be recorded in other comprehensive income (loss) and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, the changes in fair value will be recognized in earnings.

      The Company adopted the provisions of SFAS No. 133 on January 1, 2001. The adoption resulted in the recognition of a non-cash charge of $16 million ($11 million, after tax) to account for the cumulative effect of the accounting change as of January 1, 2001 relating to derivatives not designated as hedges prior to adopting SFAS No. 133 and to derivatives designated in fair value-type hedges. As provided for in SFAS No. 133, the Company also reclassified certain financial investments as trading securities at January 1, 2001, which resulted in the recognition of a pre-tax benefit of $10 million during first quarter 2001.

      In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 140 revises criteria for accounting for securitizations, other financial-asset transfers and collateral and introduces new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendment. The Company adopted the disclosure requirements of SFAS No. 140 on December 31, 2000, as required. All other provisions of SFAS No. 140 will be adopted after March 31, 2001, as required by the standard. The impact of adopting the remaining provisions of this standard was not material to the Company's financial position or results of operations.

2.    Earnings Per Share

      On March 21, 2000, the Company's stockholders approved a proposal authorizing a new series of common stock to track the performance of the Move.com Group. The Company's existing common stock was reclassified as CD common stock, which reflects the performance of the Company's other businesses and also a retained interest in the Move.com Group (collectively referred to as the "Cendant Group").

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

      The following table summarizes the Company's outstanding common stock equivalents which were antidilutive and therefore excluded from the computation of diluted EPS:

                                                            December 31,
                                                 -------------------------------
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

      ----------
      (a) The weighted average exercise prices for antidilutive options at December 31, 2000, 1999 and 1998 were $22.27, $15.24 and $29.58, respectively.
      (b) The weighted average exercise prices for antidilutive warrants at December 31, 2000 and 1999 were $21.31 and $16.77, respectively.
      (c) The weighted average exercise price for antidilutive options at December 31, 2000 was $18.60.
      Income (loss) per common share from continuing operations for each class of common stock was computed as follows:

                                                                     Year Ended December 31,
                                                                   ---------------------------
                                                                    2000       1999       1998
                                                                   -----      -----      -----
      CD Common Stock
      Income (loss) from continuing operations:
      Cendant Group                                                $ 722      $(215)     $ 161
      Cendant Group's retained interest in Move.com Group            (56)       (14)        (1)
                                                                   -----      -----      -----
      Income (loss) from continuing operations for basic EPS         666       (229)       160
      Convertible debt interest, net of tax                           11         --         --
                                                                   -----      -----      -----
      Income (loss) from continuing operations for diluted EPS     $ 677      $(229)     $ 160
                                                                   -----      -----      -----
      Weighted average shares outstanding:
      Basic                                                          724        751        848
      Stock options, warrants and non-vested shares                   20         --         32
      Convertible debt                                                18         --         --
                                                                   -----      -----      -----
      Diluted                                                        762        751        880
                                                                   =====      =====      =====

                                                                    Year Ended
                                                                   December 31,
                                                                       2000
                                                                   ------------
      Move.com Common Stock
      Loss from continuing operations:
      Move.com Group                                                  $(62)
      Less: Cendant Group's retained interest in Move.com Group        (56)
                                                                      ----
      Loss from continuing operations for basic and diluted EPS       $ (6)
                                                                      ====

      Weighted average shares outstanding:
      Basic and Diluted                                                  3
                                                                      ====

      Income (loss) per share of CD common stock from discontinued operations is summarized as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                             1999       1998
                                                         ---------   -----------
       Loss from discontinued operations:
          Basic                                             $  --     $(0.03)
          Diluted                                              --      (0.03)
       Gain on disposal of discontinued operations:
          Basic                                             $0.23      $0.48
          Diluted                                            0.23       0.46

      Basic and diluted loss per share of CD common stock from the cumulative effect of an accounting change was $0.08 for the year ended December 31, 2000.

3.    Acquisitions and Dispositions of Businesses

      Acquisitions

      Galileo International, Inc. On June 18, 2001, the Company announced that it had entered into a definitive agreement to acquire all of the outstanding common stock of Galileo International, Inc. ("Galileo"), a leading provider of electronic global distribution services for the travel industry, at an expected value of $33 per share, or approximately $2.9 billion in aggregate. As part of the acquisition, the Company will also assume approximately $600 million of Galileo net debt. The final acquisition price will be paid in a combination of CD common stock and cash. The number of shares of CD common stock to be paid to Galileo stockholders will fluctuate, between 116 million and 137 million shares, within a collar of $17 to $20 per share of CD common stock. The remainder of the purchase price, approximately $562 million, will be paid in cash and may fluctuate if the average price per share of CD common stock during a stipulated period is above or below the collar. The transaction is subject to customary regulatory approvals and the approval of Galileo's stockholders. Although no assurances can be given, the Company expects the transaction to close in the fall of 2001.

      Avis Group Holdings, Inc. On March 1, 2001, the Company acquired all of the outstanding shares of Avis Group Holdings, Inc. ("Avis Group") that it did not already own for $33.00 per share in cash, or approximately $994 million, including $40 million of transaction costs and expenses.

      Fairfield Communities, Inc. On April 2, 2001, the Company acquired all of the outstanding shares of Fairfield Communities, Inc. ("Fairfield"), one of the largest vacation ownership companies in the United States, for approximately $750 million in cash, including transaction costs and expenses and the conversion of Fairfield employee stock options into CD common stock options.

      Dispositions

      2000. On February 16, 2001, the Company completed the sale of its real estate Internet portal, move.com, along with certain ancillary businesses to Homestore.com, Inc. ("Homestore") in exchange for approximately 21 million shares of Homestore common stock valued at $718 million. The operations of these businesses were not material to the Company's financial position, results of operations or cash flows. The Company recorded a gain of $548 million on the sale of these businesses, of which $436 million ($262 million, after tax) was recognized at the time of closing. The Company deferred $112 million of the gain, which represents the portion that was equivalent to its common equity ownership percentage in Homestore at the time of closing.

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

      During 1999, the Company also completed the disposition of its fleet businesses, whereby Avis Group acquired the net assets of the fleet businesses through the assumption of and subsequent repayment of $1.44 billion of intercompany debt and the issuance to the Company of $360 million of non-voting convertible preferred stock of Avis Fleet Leasing and Management Corporation, a wholly-owned subsidiary of Avis Group. Coincident with the closing of the transaction, Avis Group refinanced the assumed debt which was payable to the Company. Accordingly, the Company received additional consideration of $3.0 billion of cash and a $30 million receivable from Avis Group.

      The Company realized a net gain on the disposal of its fleet businesses of $881 million ($866 million, after tax), of which $715 million ($702 million, after tax) was recognized at the time of closing and $166 million ($164 million, after tax) was deferred at the date of disposition. The realized gain is net of approximately $90 million of transaction costs. The Company deferred the portion of the realized net gain equivalent to its common equity ownership percentage in Avis Group at the time of closing. The deferred net gain is included in deferred income in the Consolidated Balance Sheets at December 31, 2000 and 1999. The deferred gain is being recognized into income over forty years, which is consistent with the period Avis Group is amortizing the goodwill generated from the transaction. During 2000, the Company also recognized $35 million of the deferred gain due to the sale of VMS Europe by Avis Group in 2000. During 1999, the Company recognized $9 million of the deferred gain due to the sale of a portion of the Company's equity ownership in Avis Group in 1999.

      The Company completed the dispositions of certain other businesses, including North American Outdoor Group, Central Credit, Inc., Global Refund Group, Spark Services, Inc., Match.com, National Leisure Group and National Library of Poetry. Aggregate consideration received on such dispositions was comprised of approximately $407 million in cash, including $21 million of dividends, and $43 million of marketable securities. The Company realized a net gain of $202 million ($81 million, after tax) on the dispositions of these businesses.

4. Discontinued Operations

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

      Summarized financial data of discontinued operations for the years ended December 31, consisted of:

                                                                                 Hebdo
                                                                    CDS           Mag
                                                                ------------    ------
                                                                1999    1998     1998
                                                                ----   -----    -----
      Net revenues                                              $ --   $ 346    $ 202
                                                                ====   =====    =====

      Income (loss) before income taxes                         $ --   $ (57)   $  17
      Provision (benefit) for income taxes                        --     (23)       8
                                                                ----   -----    -----

      Income (loss) from discontinued operations, net of tax      --     (34)       9
                                                                ----   -----    -----

      Gain on disposal of discontinued operations                299      24      155
      Provision (benefit) for income taxes                       125    (174)     (52)
                                                                ----   -----    -----

      Gain on disposal of discontinued operations, net of tax    174     198      207
                                                                ----   -----    -----
                                                                $174   $ 164    $ 216
                                                                ====   =====    =====

5.    Franchising and Marketing/Reservation Activities

      Franchising revenues received from lodging properties, car rental locations, tax preparation offices and real estate brokerage offices were $857 million, $839 million and $703 million for 2000, 1999 and 1998, respectively. The Company also receives marketing and reservation fees from several of its lodging and real estate franchisees, which are calculated based on a specified percentage of gross room revenues or based on a specified percentage of gross closed commissions earned on the sale of real estate. As provided in the franchise agreements and generally at the Company's discretion, all of these fees are to be expended for marketing purposes and the operation of a centralized brand-specific reservation system for the respective franchisees and are controlled by the Company until disbursement. Marketing and reservation fees, included within membership and service fee revenues, of $290 million, $280 million and $228 million were recorded during 2000, 1999 and 1998, respectively, and are net of annual rebates of $45 million, $43 million and $35 million, respectively.

6.    Other Charges

      Restructuring and Other Unusual Charges

      2000 Restructuring Charge. During the first quarter of 2000, the Company's management, with the appropriate level of authority, formally committed to various strategic initiatives, which were generally aimed at improving the overall level of organizational efficiency, consolidating and rationalizing existing processes, and reducing cost structures in the Company's underlying businesses. Accordingly, the Company incurred a restructuring charge of $60 million. These initiatives primarily affected the Company's Hospitality and Financial Services segments and were completed by the end of the first quarter of 2001. Liabilities associated with these initiatives are classified as a component of accounts payable and other current liabilities. The initial recognition of the charge and the corresponding utilization from inception is summarized by category as follows:

                                                            2000                                       Balance at
                                                        Restructuring      Cash           Other       December 31,
                                                            Charge        Payments      Reductions        2000
                                                        -------------     --------      ----------    ------------
      Personnel related                                      $25            $18            $ 1            $ 6
      Asset impairments and contract terminations             26              1             25             --
      Facility related                                         9              2              1              6
                                                             ---            ---            ---            ---
      Total                                                  $60            $21            $27            $12
                                                             ===            ===            ===            ===

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

      2000 Unusual Charges. During 2000, the Company also incurred unusual charges totaling $49 million. Such charges included $21 million of costs to fund an irrevocable contribution to an independent technology trust responsible for completing the transition of the Company's lodging franchisees to a Company sponsored property management system, $11 million of executive termination costs, $7 million of costs principally related to the abandonment of certain computer system applications, $3 million of costs related to stock option contract modifications, $3 million of costs for the postponement of the initial public offering of Move.com common stock and $4 million of other costs.

      1999 Unusual Charges. During 1999, the Company incurred unusual charges totaling $110 million. Such charges included $85 million of costs in connection with the creation of Netmarket Group, Inc. ("NGI"), an independent company that was created to pursue the development and expansion of interactive businesses, and $23 million of costs to fund an irrevocable contribution to an independent technology trust responsible for completing the transition of the Company's lodging franchisees to a Company sponsored property management system.

      NGI began operations as an independent company during third quarter 1999. Prior to such date, the results of operations of NGI were included in the Company's Consolidated Financial Statements as a component of the Financial Services segment. The Company donated its common stock ownership interest in NGI (with a fair market value of $20 million) to an independent charitable trust to facilitate the creation of NGI as an independent company and retained its convertible preferred stock interest, which was accounted for using the cost method. Subsequent to the donation, the Company provided an advance of $77 million to NGI for the development of Internet-related products and systems. Repayment of the advance was solely dependent upon the success of NGI's development efforts. As such, the Company expensed the advance in 1999. In addition to the development advance of $77 million, transaction costs of $8 million relating to the donation of NGI common shares to the independent charitable trust were recorded.

      During third quarter 2000, the Company exercised its option to convert its preferred stock interest into common shares and purchased all remaining common shares of NGI from the independent charitable trust for approximately $2 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, NGI's operating results are included in the Company's Consolidated Financial Statements since the acquisition date.

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

7.    Income Taxes

      The income tax provision (benefit) consists of:

                                                      Year Ended December 31,
                                                  -----------------------------
                                                   2000        1999        1998
                                                  -----       -----       -----
      Current
         Federal                                  $  81       $ 306       $(159)
         State                                       19           9           1
         Foreign                                     52          44          56
                                                  -----       -----       -----
                                                    152         359        (102)
                                                  -----       -----       -----

      Deferred
         Federal                                    220        (748)        176
         State                                       (9)        (24)         29
         Foreign                                     (1)          7           1
                                                  -----       -----       -----
                                                    210        (765)        206
                                                  -----       -----       -----
      Provision (benefit) for income taxes        $ 362       $(406)      $ 104
                                                  =====       =====       =====

      Pre-tax income (loss) for domestic and foreign operations consisted of the following:

                                                    Year Ended December 31,
                                            ------------------------------------
                                             2000            1999           1998
                                            ------          -----           ----
      Domestic                              $  896          $(793)          $ 78
      Foreign                                  210            219            237
                                            ------          -----           ----
      Pre-tax income (loss)                 $1,106          $(574)          $315
                                            ======          =====           ====

      Deferred income tax assets and liabilities are comprised of:

                                                                 December 31,
                                                              ------------------
                                                              2000         1999
                                                              ----        ------
      Current deferred income tax assets
         Stockholder litigation settlement                    $ --        $1,058
         Unrealized loss on marketable securities               46            --
         Accrued liabilities and deferred income               200           348
         Provision for doubtful accounts                        25            23
         Restructuring liabilities                              21            17
         Net operating loss carryforwards                       --            75
                                                              ----        ------
      Current deferred income tax assets                       292         1,521
                                                              ----        ------

      Current deferred income tax liabilities
         Insurance retention refund                             20            18
         Franchise acquisition costs                            12            10
         Other                                                  86            66
                                                              ----        ------
      Current deferred income tax liabilities                  118            94
                                                              ----        ------
      Current net deferred income tax asset                   $174        $1,427
                                                              ====        ======

                                                                 December 31,
                                                             -------------------
                                                               2000        1999
                                                             -------      -----
      Noncurrent deferred income tax assets
         Stockholder litigation settlement                   $   922      $  --
         Net operating loss carryforwards                        616         84
         State net operating loss carryforwards                  193        151
         Restructuring liabilities                                19         29
         Accrued liabilities and deferred income                  48         29
         Foreign tax credit carryforward                          10         10
         Other                                                    13         28
         Valuation allowance(a)                                 (161)      (161)
                                                             -------      -----
      Noncurrent deferred income tax assets                    1,660        170
                                                             -------      -----

      Noncurrent deferred income tax liabilities
         Depreciation and amortization                           533        476
         Other                                                    19         --
                                                             -------      -----
      Noncurrent deferred income tax liabilities                 552        476
                                                             -------      -----
      Noncurrent net deferred income tax asset (liability)   $ 1,108      $(306)
                                                             =======      =====

      ----------
      (a) The valuation allowance at both December 31, 2000 and 1999 relates to deferred tax assets for state net operating loss carryforwards and foreign tax credit carryforwards of $151 million and $10 million, respectively. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are likely to be realized.

                                                                                    December 31,
                                                                                   -------------
                                                                                   2000     1999
                                                                                   ----     ----
      Management and mortgage program deferred income tax assets
         Depreciation                                                              $ 13     $  7
         Accrued liabilities                                                         --       11
         Other                                                                        4       --
                                                                                   ----     ----
      Management and mortgage program deferred income tax assets                     17       18
                                                                                   ----     ----

      Management and mortgage program deferred income tax liabilities
         Unamortized mortgage servicing rights                                      473      328
         Accrued liabilities                                                         20       --
                                                                                   ----     ----
      Management and mortgage program deferred income tax liabilities               493      328
                                                                                   ----     ----
      Net deferred income tax liability under management and mortgage programs     $476     $310
                                                                                   ====     ====

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

      The Company's effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

                                                                                 Year Ended December 31,
                                                                             ------------------------------

                                                                             2000         1999         1998
                                                                             ----        -----         ----
      Federal statutory rate                                                 35.0%       (35.0)%       35.0%
      State and local income taxes, net of federal tax benefits               0.6         (1.8)         6.2
      Amortization of non-deductible goodwill                                 1.6          2.9          5.9
      Taxes on foreign operations at rates different than U.S. federal
         statutory rate                                                      (1.3)        (5.3)        (8.0)
      Nontaxable gain on disposal                                            (1.4)       (31.0)          --
      Recognition of excess tax basis on assets held for sale                  --           --         (2.7)
      Other                                                                  (1.8)        (0.5)        (3.4)
                                                                             ----        -----         ----
                                                                             32.7%       (70.7)%       33.0%
                                                                             ====        =====         ====

8.    Property and Equipment, net

      Property and equipment, net consisted of:

                                                                 December 31,
                                                             -------------------
                                                              2000         1999
                                                             ------       ------
      Land                                                   $  391       $  402
      Building and leasehold improvements                       450          446
      Furniture, fixtures and equipment                       1,051          889
                                                             ------       ------
                                                              1,892        1,737
      Less: accumulated depreciation and amortization           547          390
                                                             ------       ------
                                                             $1,345       $1,347
                                                             ======       ======

9.    Other Intangibles, net

      Other intangibles, net consisted of:

                                                                 December 31,
                                                             -------------------
                                                             2000           1999
                                                             ----           ----
      Avis trademark                                         $402           $402
      Other trademarks                                        162            161
      Customer lists                                          173            154
      Other                                                    61             88
                                                             ----           ----
                                                              798            805
      Less: accumulated amortization                          151            143
                                                             ----           ----
                                                             $647           $662
                                                             ====           ====

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

11.   Mortgage Servicing Rights

      Capitalized MSRs consisted of:

                                                                         Amount
                                                                         ------
      Balance, January 1, 1998                                          $   373
      Additions to MSRs                                                     475
      Additions to hedge                                                     49
      Amortization                                                          (82)
      Write-down/recovery                                                     5
      Sales                                                                 (99)
      Deferred hedge, net                                                   (85)
                                                                        -------
      Balance, December 31, 1998                                            636
      Additions to MSRs                                                     693
      Additions to hedge                                                     23
      Amortization                                                         (118)
      Write-down/recovery                                                     5
      Sales                                                                (161)
      Deferred hedge, net                                                     6
                                                                        -------
      Balance, December 31, 1999                                          1,084
      Additions to MSRs                                                     765
      Additions to hedge                                                    213
      Amortization                                                         (153)
      Write-down/recovery                                                     2
      Sales                                                                (127)
      Deferred hedge, net                                                  (131)
                                                                        -------
      Balance, December 31, 2000                                        $ 1,653
                                                                        =======

12.   Accounts Payable and Other Current Liabilities

      Accounts payable and other current liabilities consisted of:

                                                               December 31,
                                                          ----------------------
                                                           2000            1999
                                                          ------          ------
      Accounts payable                                    $  235          $  320
      Restructuring and other unusual                        128             127
      Accrued payroll and related                            297             263
      Income taxes payable                                   158              --
      Advances from relocation clients                        --              80
      Other                                                  628             529
                                                          ------          ------
                                                          $1,446          $1,319
                                                          ======          ======

13.   Stockholder Litigation Settlement

      On August 14, 2000, the U.S. District Court approved the Company's agreement (the "Settlement Agreement") to settle the principal securities class action pending against the Company, which was brought on behalf of purchasers of all Cendant and CUC publicly traded securities, other than PRIDES, between May 1995 and August 1998. Under the Settlement Agreement, the Company will pay the class members approximately $2.85 billion in cash. Certain parties in the class action have appealed the District Court's orders approving the plan of allocation of the settlement fund and awarding of attorneys' fees and expenses to counsel for the lead plaintiffs. None of the appeals challenged the fairness of the $2.85 billion settlement amount. The U.S. Court of Appeals for the Third Circuit issued a briefing schedule for the appeals, which is nearly complete. Oral arguments for all appeals were heard on May 22, 2001; the court reserved its decision until further notice.

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

14.   Long-term Debt and Borrowing Arrangements

      Long-term debt consisted of:

                                                               December 31,
                                                          ----------------------
                                                           2000            1999
                                                          ------          ------
      7 3/4% senior notes                                 $1,149          $1,148
      3% convertible subordinated notes                      548             547
      Term loan facility                                     250             750
      7 1/2% senior notes                                     --             400
      Other                                                    1              --
                                                          ------          ------
                                                           1,948           2,845
      Less: current portion                                   --             400
                                                          ------          ------
                                                          $1,948          $2,445
                                                          ======          ======

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

      Debt Maturities

      As of December 31, 2000, aggregate maturities of debt are as follows:

      Year                                                                Amount
      ----                                                                ------
      2001                                                                $   --
      2002                                                                   549
      2003                                                                 1,149
      2004                                                                    --
      2005                                                                    --
      Thereafter                                                             250
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

15.   Liabilities Under Management and Mortgage Programs and Borrowing
      Arrangements

      Borrowings to fund assets under management and mortgage programs, which are not classified based on contractual maturities since such debt corresponds directly with assets under management and mortgage programs, consisted of:

                                                              December 31,
                                                       -------------------------
                                                        2000               1999
                                                       ------             ------
      Commercial paper                                 $1,556             $  619
      Secured obligation                                  292                345
      Medium-term notes                                   117              1,248
      Other                                                75                102
                                                       ------             ------
                                                       $2,040             $2,314
                                                       ======             ======

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

      Mortgage. Under this revolving sales agreement, an unaffiliated bankruptcy remote special purpose entity, Bishops Gate Residential Mortgage Trust (the "Buyer"), committed to purchase for cash, at the Company's option, mortgage loans originated by the Company on a daily basis, up to the Buyer's asset limit of $3.3 billion, through 2008. The Company retains the servicing rights on the mortgage loans sold to the Buyer and arranges for the sale or securitization of the mortgage loans into the secondary market. The Buyer retains the right to select alternative sale or securitization arrangements. At December 31, 2000 and 1999, the Company was servicing approximately $1.0 billion and $813 million, respectively, of mortgage loans owned by the Buyer.

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

18.   Commitments and Contingencies

      The Company has noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2000 are as follows:

      Year                                                                Amount
      ----                                                                ------
      2001                                                                 $ 97
      2002                                                                   89
      2003                                                                   76
      2004                                                                   67
      2005                                                                   55
      Thereafter                                                            169
                                                                           ----
                                                                           $553
                                                                           ====

      Rental expense during 2000, 1999 and 1998 was $187 million, $200 million and $178 million, respectively. The Company incurred contingent rental expenses in 2000, 1999 and 1998 of $45 million, $49 million and $44 million, respectively, which is included in total rental expense, principally based on rental volume or profitability at certain parking facilities. The Company has been granted rent abatements for varying periods on certain facilities. Deferred rent relating to those abatements is amortized on a straight-line basis over the applicable lease terms. Commitments under capital leases are not significant.

      The June 1999 disposition of the Company's fleet businesses was structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to a recent interpretive ruling, the Internal Revenue Service ("IRS") has taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If the transaction is not considered a tax-free reorganization, the resultant incremental liability could range between $10 million and $170 million depending upon certain factors, including utilization of tax attributes. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

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

19.   Stockholders' Equity

      Accumulated Other Comprehensive Loss

      The after-tax components of accumulated other comprehensive loss are as follows:

                                                    Unrealized      Accumulated
                                      Currency    Gains/(Losses)       Other
                                     Translation   on Marketable   Comprehensive
                                     Adjustments    Securities         Loss
                                     -----------  --------------   -------------
      Balance, January 1, 1998         $ (38)          $ --           $ (38)
      Current period change              (11)            --             (11)
                                       -----           ----           -----
      Balance, December 31, 1998         (49)            --             (49)
      Current period change               (9)            16               7
                                       -----           ----           -----
      Balance, December 31, 1999         (58)            16             (42)
      Current period change             (107)           (85)           (192)
                                       -----           ----           -----
      Balance, December 31, 2000       $(165)          $(69)          $(234)
                                       =====           ====           =====

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

      Liberty Digital, Inc. Investment. During 2000, Liberty Digital, Inc. ("Liberty Digital") purchased 1,598,030 shares of Move.com common stock for $31.29 per share in exchange for consideration consisting of $10 million in cash and 813,215 shares of Liberty Digital Class A common stock valued at approximately $40 million. During June 2001, Liberty Digital sold these shares back to the Company in exchange for 1,164,048 shares of Homestore common stock (valued at approximately $31 million) and approximately $19 million in cash.

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

      The annual activity of the Company's stock option plans consisted of:

                                                                  CD common stock
                                          ------------------------------------------------------------------
                                                 2000                  1999                    1998
                                          -------------------    -------------------    --------------------
                                                     Weighted               Weighted                Weighted
                                                     Average                Average                 Average
                                                     Exercise               Exercise                Exercise
                                          Options     Price      Options     Price      Options       Price
                                          -------    --------    -------    --------    -------     --------
      Balance at beginning of year          183       $15.24       178       $14.64        172       $18.66
         Granted
           Equal to fair market value        37        19.33        30        18.09         84        19.16
           Greater than fair market
             value                           --           --         1        16.04         21        17.13
         Canceled                           (14)       18.93       (13)       19.91        (82)       29.36
         Exercised                          (19)        4.26       (13)        9.30        (17)       10.01
                                            ---                    ---                   -----

      Balance at end of year                187       $16.90       183       $15.24      $ 178       $14.64
                                            ===                    ===                   =====

                                                       Move.com common stock
                                           ----------------------------------------------
                                                   2000                        1999
                                           -------------------        -------------------
                                                      Weighted                   Weighted
                                                      Average                    Average
                                                      Exercise                   Exercise
                                           Options     Price          Options      Price
                                           -------    --------        -------    --------
      Balance at beginning of year            2        $11.59            --        $   --
         Granted
           Less than fair market value        1         15.40             1         10.00
           Equal to fair market value         3         24.21             1         13.16
                                            ---                         ---

      Balance at the end of year(a)           6        $18.59             2        $11.59
                                            ===                         ===

      ----------
      (a) In connection with the sale of the Company's real estate Internet portal, move.com, holders of options outstanding at December 31, 2000 will receive either cash or stock options of Homestore.

      The table below summarizes information regarding the Company's stock options outstanding and exercisable as of December 31, 2000:

                                                  CD common stock
                             -------------------------------------------------------
                                   Options Outstanding           Options Exercisable
                             -------------------------------------------------------
                                        Weighted
                                         Average    Weighted                Weighted
                              Number    Remaining    Average       Number   Average
      Range of Exercise        of      Contractual  Exercise        of      Exercise
      Prices                 Options      Life        Price       Options    Price
      --------------------   -------   -----------  --------      -------   --------
      $0.01 to $10.00           60         4.7       $ 8.43          46      $ 8.05
      $10.01 to $20.00          65         6.7        16.57          32       16.60
      $20.01 to $30.00          42         6.9        22.46          22       22.81
      $30.01 to $40.00          20         6.1        31.98          17       31.91

                               ---                                  ---
                               187         6.0       $16.90         117      $16.60
                               ===                                  ===
                                              Move.com common stock
                             -------------------------------------------------------
                                  Options Outstanding            Options Exercisable
                             -------------------------------------------------------
                                        Weighted
                                         Average    Weighted                Weighted
                              Number   Remaining    Average         Number  Average
      Range of Exercise        of      Contractual  Exercise         of     Exercise
      Prices                 Options      Life        Price        Options   Price
      --------------------   -------   -----------  --------       -------  --------
      $0.01 to $10.00            1         8.8       $10.00           1      $10.00
      $10.01 to $20.00           2         8.9        13.29           1       13.16
      $20.01 to $30.00           3         9.2        23.97          --       24.40
      $30.01 to $40.00         ---          --           --         ---       --

                               ---                                  ---
                                 6         9.0       $18.59           2      $13.29
                               ===                                  ===

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

      Had the Company elected to recognize and measure compensation expense for its stock option plans to employees based on the calculated fair value at the grant dates for awards under such plans, consistent with the method prescribed by SFAS No. 123, net income (loss) and per share data would have been as follows:

                                                  2000                        1999                      1998
                                           --------------------      ----------------------     ---------------------
                                              As          Pro           As           Pro           As           Pro
                                           Reported      Forma       Reported       Forma       Reported       Forma
                                           --------      ------      --------       -------     --------       ------
      Net income (loss)                    $   602      $   502      $   (55)      $  (213)      $   540      $   393
      Basic income (loss) per share           0.84         0.70        (0.07)        (0.28)         0.64         0.46
      Diluted income (loss) per share         0.81         0.68        (0.07)        (0.28)         0.61         0.46

      The fair values of the Company's stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted in 2000, 1999 and 1998:

                                                           CD                         Move.com Group
                                             -------------------------------        -----------------
                                             2000         1999         1998         2000         1999
                                             ----         ----         -----        ----         ----
      Dividend yield                           --           --           --           --           --
      Expected volatility                    55.0%        60.0%        55.0%          --           --
      Risk-free interest rate                 5.0%         6.4%         4.9%         5.2%         6.4%
      Expected holding period (years)         4.7          6.2          6.3          8.5          6.2

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

21.   Employee Benefit Plans

      The Company sponsors several defined contribution pension plans that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified in the plans. The Company's cost for contributions to these plans was $29 million, $31 million and $24 million during 2000, 1999 and 1998, respectively.

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

      During 1999, the Company recognized a net curtailment gain of $10 million as a result of the disposition of its fleet businesses and the freezing of pension benefits related to the Company's PHH subsidiary defined benefit pension plan.

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

      At December 31, 1999, the Company had $610 million aggregate notional amount of interest rate swaps outstanding relating to liabilities under management and mortgage programs with weighted average receive and pay rates of 5.57% and 6.29%, respectively. The Company had no outstanding interest rate swaps relating to liabilities under management and mortgage programs at December 31, 2000.

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

      The carrying amounts and estimated fair values of financial instruments, including derivative financial instruments at December 31, are as follows:

                                                              2000                                   1999
                                               ----------------------------------     -----------------------------------

                                               Notional/                Estimated     Notional/                 Estimated
                                               Contract    Carrying       Fair        Contract     Carrying        Fair
                                                Amount      Amount        Value        Amount       Amount        Value
                                               ---------   --------     ---------     ---------    --------     ---------
      Assets
         Cash and cash equivalents             $   --      $   944       $   944       $   --      $ 1,164       $ 1,164
         Marketable securities(a)                  --          272           272           --          286           286
         Preferred stock investments(b)            --          388           388           --          369           369
      Assets under management and
         mortgage programs
      Mortgage loans held for sale                 --          879           909           --        1,112         1,124
      Mortgage servicing rights                    --        1,653         1,724           --        1,084         1,202
      Debt
         Current portion of debt                   --           --            --           --          400           402
         Long-term debt                            --        1,948         1,883           --        2,445         2,443
      Liabilities under management
         and mortgage programs
         Debt                                      --        2,040         2,040           --        2,314         2,314
      Mandatorily redeemable
         preferred interest in a
         subsidiary                                --          375           375           --           --            --
      Mandatorily redeemable
         preferred securities issued by
         subsidiary holding solely senior
         debentures issued by the
         Company                                   --        1,683           623           --        1,478         1,113
      Off balance sheet derivatives
         Foreign exchange forwards                 91            1             1          173           (1)           (1)
      Off balance sheet derivatives
         relating to management and
         mortgage programs
         Assets
         Commitments to fund
           mortgages                            1,940           --            24        1,283           --             1
         Forward delivery
           commitments (c)                      2,776           (6)          (29)       2,434            6            20
         Commitments to complete
           securitizations(c)                   1,017           (2)           17          813           --            (2)
         Option contracts                       1,468            4             4          858            3             3
         Treasury futures(d)                       --           --            --          152           --            (5)
         Constant maturity treasury
           floors(d)                            6,105           18           177        4,420           57            13
         Interest rate swaps(d)                 1,105           --             6          350           --           (26)
         Principal only swaps(d)                  656           --             9          324           --           (15)
         Swaptions                              2,083           69           123           --           --            --
         Liabilities
         Interest rate swaps                       --           --            --          610           --             1
         Foreign exchange forwards                161           (1)           (1)          21           --            --

      ----------
      (a) Realized gains or losses on marketable securities, which the Company classified as available-for-sale, are calculated on a specific identification basis. The Company reported realized gains in other revenues in the Consolidated Statements of Operations of $32 million, $65 million and $27 million in 2000, 1999 and 1998, respectively (which included the change in net unrealized holding gains on trading securities of $8 million and $16 million in 1999 and 1998, respectively).

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

      Key economic assumptions used during 2000 to measure the fair value of the Company's retained interests at the time of securitization were as follows:

                                           Residential Mortgage Loans
                                          ----------------------------
                                          Mortgage-Backed                    Relocation
                                            Securities          MSRs         Receivables
                                          ---------------    ---------       -----------
      Weighted-average life (in years)      7.7 - 9.1        1.7 - 9.8        .1 - .3
      Prepayment speed (annual rate)           9 - 11%          7 - 27%             -%
      Discount rate (annual rate)              6 - 16%          7 - 14%             8%

      Key economic assumptions used in subsequently measuring the fair value of the Company's retained interests at December 31, 2000 and the effect on the fair value of those interests from adverse changes in those assumptions are as follows:

                                               Residential Mortgage Loans
                                              ----------------------------
                                              Mortgage-Backed                      Relocation
                                                Securities         MSRs(a)         Receivables
                                              ---------------     --------         -----------
      Fair value of retained interests           $   138          $  1,409           $  131
      Weighted-average life (in years)               5.9               6.4              0.2
      Prepayment speed (annual rate)              6 - 27%          15 - 39%              --%
      Impact of 10% adverse change               $    (7)         $    (51)          $   --
      Impact of 20% adverse change                   (11)              (97)              --
      Discount rate (annual rate)                 6 - 15%              8.2%           8 - 9%
      Impact of 10% adverse change               $    (5)         $    (46)          $   --
      Impact of 20% adverse change                    (9)              (87)              (1)
      Weighted average yield to maturity
      Impact of 10% adverse change               $    --          $     --           $   (1)
      Impact of 20% adverse change                    --                --               (2)

      ----------
      (a)   Excludes fair value of MSR hedge position of $315 million.

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

      The following table summarizes cash flow activity between securitization trusts and the Company during 2000:

                                                                 Residential       Relocation
                                                                Mortgage Loans    Receivables
                                                                --------------    -----------
      Proceeds from new securitizations                           $ 21,937           $1,420
      Proceeds from collections reinvested in securitization            --            2,322
      Servicing fees received                                          228                4
      Other cash flows received on retained interests(a)                22              131
      Purchases of delinquent or forecasted loans                      (95)              --
      Servicing advances                                              (352)              --
      Repayment of servicing advances                                  331               --
      Cash received upon release of reserve account                     --                2

      ----------
      (a) Represents cash flows received on retained interests other than servicing fees.

      The following table presents information about delinquencies and components of securitized and other managed assets for 2000:

                                                                    Principal Amount
                                                  Total Principal   60 Days or More
                                                       Amount         Past Due(a)
                                                  ---------------   ----------------
      Residential mortgage loans                      $82,187            $773
      Relocation receivables                              879              20
                                                      -------            ----
      Total securitized and other managed assets      $83,066            $793
                                                      =======            ====

      Comprised of:
      Assets securitized(b)                           $81,868
      Assets held for sale or securitization              811
      Assets held in portfolio                            387

      ----------
      (a) Amounts are based on total securitized and other managed assets at December 31, 2000.
      (b) Represents the principal amounts of the assets. All retained interests in securitized assets have been excluded from the table.

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

      Avis Group Holdings, Inc.

      During 2000, the Company maintained a common equity interest in Avis Group. During 1999 and 1998, the Company sold approximately 2 million and 1 million shares, respectively, of Avis Group common stock and recognized a pre-tax gain of approximately $11 million and $18 million, respectively, which is included in other revenue in the Consolidated Statements of Operations. During 2000, 1999 and 1998, the Company recorded its equity in the earnings of Avis Group of $17 million, $18 million and $14 million, respectively, as a component of other revenue in the Consolidated Statements of Operations. At December 31, 2000, the Company's common equity interest in Avis Group was approximately 18%.

      In connection with the Company's disposition of its fleet businesses during 1999, the Company received as part of the total consideration, $360 million of non-voting convertible preferred stock in a subsidiary of Avis

      Group. During 2000 and 1999, the Company received dividends of $19 million and $9 million, respectively, which increased the basis of the underlying preferred stock investment. Such amount is included as a component of other revenue in the Consolidated Statements of Operations. At December 31, 2000, the Company accounts for its convertible preferred stock investment as an available for sale security. Conversion of the convertible preferred stock is at the Company's option subject to earnings and stock price thresholds with specified intervals of time. As of December 31, 2000, the conversion conditions have not been satisfied.

      The Company licenses its Avis(R) trademark to Avis Group pursuant to a 50-year master license agreement and receives royalty fees based upon 4% of Avis Group revenue, escalating to 4.5% of Avis Group revenue over a 5-year period. During 2000, 1999 and 1998, total franchise royalties earned by the Company from Avis Group were $103 million, $102 million and $92 million, respectively. In addition, the Company operates the telecommunications and computer processing system, which services Avis Group for reservations, rental agreement processing, accounting and fleet control, for which the Company charges Avis Group at cost. As of December 31, 2000 and 1999, the Company had accounts receivable of $49 million and $34 million, respectively, due from Avis Group. Certain officers of the Company serve on the Board of Directors of Avis Group.

      Summarized historical financial information for Avis Group is presented as follows:

                                                                  Year Ended
                                                                 December 31,
                                                              ------------------
                                                               2000        1999
                                                              ------      ------
      Revenues                                                $4,244      $3,333
      Vehicle depreciation and lease charges, net              1,695       1,175
      Other expenses                                           2,333       1,992
                                                              ------      ------
      Income before provision for income taxes                   216         166
      Provision for income taxes                                  95          73
                                                              ------      ------
      Net income                                              $  121      $   93
                                                              ======      ======

                                                                 December 31,
                                                              ------------------
                                                               2000        1999
                                                              ------      ------
      Vehicles, net                                           $6,967      $6,501
      Other assets                                             3,447       4,577
      Vehicle related debt and preferred membership interest   7,122       7,069
      Other liabilities                                        2,147       2,977

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

      In connection with the acquisition of Avis Group and the disposition of certain businesses during first quarter 2001, the Company realigned the operations and management of certain of its businesses. Accordingly, the Company's segment reporting structure now encompasses the following four reportable segments: Real Estate

      Services, Hospitality, Vehicle Services and Financial Services. Segment information for all periods presented has been restated to conform to the current reporting structure.

      A description of the services provided within each of the Company's reportable segments is as follows:

      Real Estate Services

      The Real Estate Services segment consists of the Company's three real estate brands and its mortgage and relocation businesses. The real estate franchise business licenses the owners and operators of independent real estate brokerage businesses to use its brand names. Operational and administrative services are provided to franchisees, which are designed to increase franchisee revenue and profitability. Such services include advertising and promotions, referrals, training and volume purchasing discounts.

      The mortgage business originates, sells and services residential mortgage loans. The Company markets a variety of mortgage products to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and other mortgage banks. The Company customarily sells all mortgages it originates to investors (which include a variety of institutional investors) either as individual loans, as mortgage-backed securities or as participation certificates issued or guaranteed by Fannie Mae, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association while generally retaining mortgage servicing rights. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, and otherwise administering the Company's mortgage loan servicing portfolio.

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

      Hospitality

      The Hospitality segment consists of the Company's nine lodging brands and its timeshare and travel agency businesses. As a franchiser of guest lodging facilities, the Company licenses the independent owners and operators of hotels to use its brand names. Operation and administrative services are provided to franchisees, which include access to a national reservation system, national advertising and promotional campaigns, co-marketing programs and volume purchasing discounts. As a provider of vacation and timeshare exchange services, the Company enters into affiliation agreements with resort property owners/developers to allow owners of weekly timeshare intervals to trade their owned weeks with other subscribers. In addition, the Company provides publications and other travel-related services to both developers and subscribers.

      Vehicle Services

      The Vehicle Services segment consists of the Company's car rental franchise business and its fleet management and car park facility businesses. The Company owns and operates the Avis car rental franchise system. The car rental franchise business provides vehicle rentals to business and individual customers. During 1999 and 1998, the Company also provided fleet and fuel card related products and services to corporate clients and government agencies. These services included management and leasing of vehicles, fuel card payment and reporting and other fee-based services for clients' vehicle fleets. The Company leased vehicles primarily to corporate fleet users under operating and direct financing lease arrangements. The Company owns and operates off-street commercial parking facilities and on-street parking in the United Kingdom.

      Financial Services

      The Financial Services segment consists of the Company's individual membership, insurance-related and tax preparation services businesses and also its real estate Internet portal, Move.com Group. The Company provides customers with access to a variety of services and discounted products in such areas as retail shopping, auto, dining, home improvement and credit information. The Company affiliates with business partners, such as leading financial institutions and retailers, to offer membership as an enhancement to their credit card customers. Individual memberships are marketed primarily using direct marketing techniques. The Company also markets and administers competitively priced insurance products, primarily accidental death and dismemberment insurance and term life insurance, and provides services such as checking account enhancement packages, various financial products and discount programs, to financial institutions, which, in turn, provide these services to their customers. The Company affiliates with financial institutions, including credit unions and banks, to offer their respective customer bases such products and services. The Company also provides tax preparation services through its Jackson Hewitt subsidiary.

      Year Ended December 31, 2000

                                        Real Estate                    Financial
                                         Services    Hospitality(a)     Services
                                        -----------  --------------    ---------
      Net revenues(d)                     $1,461        $ 1,013         $ 1,380
      Adjusted EBITDA                        752            394             373
      Depreciation and amortization          103             82              59
      Segment assets                       6,123          1,928           1,525
      Capital expenditures                    39             39              74

                                          Vehicle      Corporate
                                        Services(b)   and Other (c)      Total
                                        -----------   -------------     -------
      Net revenues(d)                     $  568        $   237         $ 4,659
      Adjusted EBITDA                        306           (100)          1,725
      Depreciation and amortization           52             56             352
      Segment assets                       2,694          2,802          15,072
      Capital expenditures                    55             39             246

      Year Ended December 31, 1999

                                        Real Estate                    Financial
                                         Services    Hospitality(a)     Services
                                        -----------  --------------    ---------
      Net revenues(d)                     $1,383        $ 1,011         $ 1,518
      Adjusted EBITDA                        727            427             305
      Depreciation and amortization           95             78              58
      Segment assets                       5,951          1,929           1,415
      Capital expenditures                    69             52              47

                                          Vehicle      Corporate
                                        Services(b)   and Other(c)       Total
                                        -----------   -------------     -------
      Net revenues(d)                     $1,430        $   734         $ 6,076
      Adjusted EBITDA                        364             96           1,919
      Depreciation and amortization           68             72             371
      Segment assets                       2,762          3,092          15,149
      Capital expenditures                    62             47             277

      Year Ended December 31, 1998

                                        Real Estate                    Financial
                                         Services    Hospitality(a)     Services
                                        -----------  --------------    ---------
      Net revenues(d)                     $1,253        $   949         $ 1,433
      Adjusted EBITDA                        661            394              97
      Depreciation and amortization           79             69              47
      Segment assets                       6,649          1,848           1,563
      Capital expenditures                   112             82              44

                                          Vehicle      Corporate
                                          Services     and Other        Total(e)
                                          --------     ----------       --------
      Net revenues(d)                     $2,123        $   827         $ 6,585
      Adjusted EBITDA                        404             34           1,590
      Depreciation and amortization           65             63             323
      Segment assets                       7,181          2,602          19,843
      Capital expenditures                    69             48             355

      ----------
      (a) Net revenues and Adjusted EBITDA include the equity in earnings from the Company's investment in Avis Group of $17 million, $18 million and $14 million in 2000, 1999 and 1998, respectively. Net revenues and Adjusted EBITDA for 1999 and 1998 include a pre-tax gain of $11 million and $18 million, respectively, as a result of the sale of a portion of the Company's equity interest. Segment assets include such equity method investment in the amount of $132 million, $118 million and $139 million at December 31, 2000, 1999 and 1998, respectively.
      (b) Net revenues include gains of $33 million and $23 million during 2000 and 1999, respectively, on the sales of car parking facilities.
      (c) Segment assets include the Company's equity investment of $1 million and $17 million in Entertainment Publication, Inc. at December 31, 2000 and 1999, respectively.
      (d) Inter-segment net revenues were not significant to the net revenues of any one segment.
      (e) Segment assets exclude net assets of discontinued operations of $374 million.

      Provided below is a reconciliation of Adjusted EBITDA to income (loss) before income taxes and minority interest.

                                                                          Year Ended December 31,
                                                                   -----------------------------------
                                                                     2000          1999          1998
                                                                   -------       -------       -------
      Adjusted EBITDA                                              $ 1,725       $ 1,919       $ 1,590
      Depreciation and amortization                                   (352)         (371)         (323)
      Other (charges) credits:
         Restructuring and other unusual charges                      (109)         (110)           67
         Investigation-related costs                                   (23)          (21)          (33)
         Litigation settlement and related costs                        21        (2,894)         (351)
         Termination of proposed acquisitions                           --            (7)         (433)
         Executive terminations                                         --            --           (53)
         Investigation-related financing costs                          --            --           (35)
      Interest, net                                                   (148)         (199)         (114)
      Net gain (loss) on dispositions of businesses                     (8)        1,109            --
                                                                   -------       -------       -------
      Income (loss) before income taxes and minority interest      $ 1,106       $  (574)      $   315
                                                                   =======       =======       =======

      The geographic segment information provided below is classified based on the geographic location of the Company's subsidiaries.

                                       United      United    All Other
                                       States      Kingdom   Countries     Total
                                       ------      -------   ---------     -----
      2000
      Net revenues                    $ 3,955      $  500      $204      $ 4,659
      Assets                           13,026       1,924       122       15,072
      Net property and equipment          672         637        36        1,345
      1999
      Net revenues                    $ 4,916      $  869      $291      $ 6,076
      Assets                           11,722       3,215       212       15,149
      Net property and equipment          590         723        34        1,347
      1998
      Net revenues                    $ 5,375      $  899      $311      $ 6,585
      Assets                           16,251       3,707       259       20,217
      Net property and equipment          646         768        19        1,433

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

                                                                                      2000
                                                             --------------------------------------------------------
                                                             First(a)        Second          Third(b)        Fourth
                                                             --------       ---------       ---------       ---------
      Net revenues                                           $  1,128       $   1,137       $   1,225       $   1,169
                                                             --------       ---------       ---------       ---------
      Income from continuing operations                      $    127       $     175       $     214       $     144
      Extraordinary loss, net of tax                               (2)             --              --              --
      Cumulative effect of accounting change, net of tax          (56)             --              --              --
                                                             --------       ---------       ---------       ---------
      Net income                                             $     69       $     175       $     214       $     144
                                                             ========       =========       =========       =========

      CD common stock per share information:
         Basic
           Income from continuing operations                 $   0.18       $    0.25       $    0.30       $    0.20
           Net income                                        $   0.10       $    0.25       $    0.30       $    0.20
           Weighted average shares                                717             722             725             731
         Diluted
           Income from continuing operations                 $   0.17       $    0.24       $    0.29       $    0.20
           Net income                                        $   0.09       $    0.24       $    0.29       $    0.20
           Weighted average shares                                769             762             759             757

      Move.com common stock per share information:
         Basic and Diluted
           Loss from continuing operations                                  $   (0.67)      $   (0.55)      $   (0.54)
           Net loss                                                         $   (0.67)      $   (0.55)      $   (0.54)
           Weighted average shares                                                  4               4               3

      CD common stock market prices:
         High                                                $24 5/16       $  18 3/4       $  14 7/8       $ 12 9/16
         Low                                                 $16 3/16       $ 12 5/32       $  10 5/8       $   8 1/2

                                                                                      1999
                                                             --------------------------------------------------------
                                                             First(c)       Second(d)        Third(e)       Fourth(f)
                                                             --------       ---------       ---------       ---------
      Net revenues                                           $  1,646       $   1,737       $   1,410       $   1,283
                                                             --------       ---------       ---------       ---------
      Income (loss) from continuing operations               $    169       $     874       $     209       $  (1,481)
      Gain (loss) on sale of discontinued operations, net
        of tax                                                    193             (12)             (7)             --
                                                             --------       ---------       ---------       ---------
      Net income (loss)                                      $    362       $     862       $     202       $  (1,481)
                                                             ========       =========       =========       =========

      CD common stock per share information:
         Basic
           Income (loss) from continuing operations          $   0.21       $    1.14       $    0.29       $   (2.08)
           Net income (loss)                                 $   0.45       $    1.12       $    0.28       $   (2.08)
           Weighted average shares                                800             770             726             711
         Diluted
           Income (loss) from continuing operations          $   0.20       $    1.06       $    0.27       $   (2.08)
           Net income (loss)                                 $   0.43       $    1.05       $    0.26       $   (2.08)
           Weighted average shares                                854             824             780             711
      CD common stock market prices:
         High                                                $22 7/16       $  20 3/4       $  22 5/8       $ 26 9/16
         Low                                                 $15 5/16       $  15 1/2       $      17       $ 14 9/16

      ----------
      (a) Includes (i) restructuring and other unusual charges of $106 million ($70 million, after tax or $0.09 per diluted share) in connection with various strategic initiatives and (ii) a non-cash credit of $41 million ($26 million, after tax or $0.03 per diluted share) in connection with an adjustment to the PRIDES settlement.

      (b) Includes (i) a gain of $35 million ($35 million, after tax or $0.05 per diluted share) resulting from the recognition of a portion of the Company's previously recorded deferred gain from the sale of its fleet businesses, (ii) losses of $32 million ($20 million, after tax or $0.03 per diluted share) related to the dispositions of businesses, (iii) a charge of $20 million ($12 million, after tax or $0.02 per diluted share) in connection with litigation asserting claims associated with accounting irregularities in the former business units of CUC and outside of the principal common stockholder class action lawsuit and (iv) $3 million ($2 million, after tax) of losses in connection with the postponement of the initial public offering of Move.com common stock.
      (c) Includes a charge of $7 million ($4 million, after tax or $0.01 per diluted share) in connection with the termination of a proposed acquisition.
      (d) Includes (i) a net gain of $750 million ($709 million, after tax or $0.86 per diluted share) related to the dispositions of businesses and (ii) a charge of $23 million ($15 million, after tax or $0.02 per diluted share) in the connection with the transition of the Company's lodging franchisees to a Company sponsored property management system.
      (e) Includes (i) a charge of $85 million ($49 million, after tax or $.06 per diluted share) in connection with the creation of NGI, (ii) a net gain of $75 million ($28 million after tax, or $0.04 per diluted share) related to the dispositions of businesses and (iii) a charge of $5 million ($3 million, after tax) principally related to the consolidation of European call centers in Ireland.
      (f) Includes (i) a charge of $2,894 million ($1,839 million, after tax or $2.59 per diluted share) associated with the agreement to settle the principal common stockholder class action lawsuit and (ii) a net gain of $284 million ($142 million, after tax or $0.20 per diluted share) related to the dispositions of businesses.

27.   Subsequent Events

      Debt Issuances

      Convertible Senior Notes. During first quarter 2001, the Company issued approximately $1.5 billion aggregate principal amount at maturity of zero-coupon senior convertible notes for aggregate gross proceeds of approximately $900 million. The notes mature in 2021 and were issued at a price representing a yield-to-maturity of 2.5%. The Company will not make periodic payments of interest on the notes, but may be required to make nominal cash payments in specified circumstances. Each $1,000 principal amount at maturity may be convertible, subject to satisfaction of specific contingencies, into 33.4 shares of CD common stock.

      During May 2001, the Company issued zero-coupon zero-yield convertible senior notes to a qualified institutional buyer in a private offering for gross proceeds of $1.0 billion. The notes mature in 2021. The Company may be required to repurchase these notes on May 4, 2002. The Company is not required to pay interest on the notes unless an interest adjustment becomes payable, which may occur in specified circumstances commencing in 2004. Each $1,000 principal amount at maturity may be convertible, subject to satisfaction of specific contingencies, into approximately 39 shares of CD common stock.

      Term Loan. During first quarter 2001, the Company entered into a $650 million term loan agreement with terms similar to its other revolving credit facilities. This term loan amortizes in three equal installments on August 22, 2002, May 22, 2003 and February 22, 2004. Borrowings under this facility bear interest at LIBOR plus a margin of 125 basis points.

      Medium-Term Notes. During first quarter 2001, PHH issued $650 million of medium-term notes under an existing shelf registration statement. These notes bear interest at a rate of 8 1/8% per annum and mature in February 2003.

      Asset-Backed Notes. During first quarter 2001, the Company's Avis car rental subsidiary issued $750 million of floating rate rental car asset backed notes. The notes are secured by rental vehicles owned by such subsidiary. The notes bear interest at a rate of LIBOR plus 20 basis points per annum and mature in April 2004. During second quarter 2001, the Company's Avis car rental subsidiary registered $500 million of auction rate rental car asset backed notes. These notes are also secured by rental vehicles owned by such subsidiary. The notes bear interest at a rate of LIBOR plus or minus an applicable margin determined from time to time through an auction. The Company issued approximately $200 million under this registration statement.

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

      PRIDES

      During first quarter 2001, the purchase contracts underlying the Company's FELINE PRIDES settled. Accordingly, the Company issued approximately 61 million shares of its CD common stock in satisfaction of its obligation to deliver common stock to beneficial owners of the PRIDES.

      CD Common Stock

      During first quarter 2001, the Company issued 46 million shares of its CD common stock at $13.20 per share for aggregate proceeds of approximately $607 million.

                                   ----------

EXHIBITS:

Exhibit No.                              Description
-----------                              -----------

  3.1 Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 4.1 to the Company's Post Effective Amendment No. 2 on Form S-8 dated December 17, 1997 to the Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997)

  3.2 Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 4, 1998)

  4.1          Form of Stock Certificate (Incorporated by reference to Exhibit
               4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001)

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

  4.4(b) Supplemental Indenture No. 1 dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report on Form 8-K dated December 12, 2000)

  4.4(c) Supplemental Indenture No. 2 dated January 30, 2001 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report on Form 8-K dated February 8, 2001)

  4.5(a) Indenture dated February 13, 2001 between the Company and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 20, 2001)

  4.5(b) Supplemental Indenture No. 1 dated June 13, 2001 between Cendant Corporation and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 13, 2001)

  4.6 Purchase Agreement (including as Exhibit A the form of the Warrant for the Purchase of Shares of Common Stock), dated December 15, 1999, between Cendant Corporation and Liberty Media Corporation (Incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

  4.7 Resale Registration Rights Agreement dated as of February 13, 2001 between the Company and Lehman Brothers Inc. (Incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29,
               2001)

  4.8 Indenture dated May 4, 2001 between the Company and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K dated May 10, 2001)

  10.1(a) Agreement with Henry R. Silverman, dated June 30, 1996 and as amended through December 17, 1997 (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-34517 dated August 28, 1997)

  10.1(b) Amendment to Agreement with Henry R. Silverman, dated December 31, 1998 (Incorporated by reference to Exhibit 10.1(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

  10.1(c) Amendment to Agreement with Henry R. Silverman, dated August 2, 1999 (Incorporated by reference to Exhibit 10.1(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

  10.1(d) Amendment to Agreement with Henry R. Silverman, dated May 15, 2000 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30,
               2000)

  10.2(a) Agreement with Stephen P. Holmes, dated September 12, 1997 (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-34517 dated August 28, 1997)

  10.2(b) Amendment to Agreement with Stephen P. Holmes, dated January 11, 1999 (Incorporated by reference to Exhibit 10.2(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

  10.3(a) Agreement with James E. Buckman, dated September 12, 1997 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4, Registration No. 333-34517 dated August 28, 1997)

  10.3(b) Amendment to Agreement with James E. Buckman, dated January 11, 1999 (Incorporated by reference to Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

  10.4 Agreement with Richard A. Smith, dated September 3, 1998 (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001)

  10.5 Agreement with John W. Chidsey, amended and restated March 8, 2000 (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001)

  10.6 Agreement with Samuel L. Katz, amended and restated June 5, 2000 (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001)

  10.7(a)      1987 Stock Option Plan, as amended (Incorporated by reference to
               Exhibit 10.16 to the Company's Form 10-Q for the period ended October 31, 1996)

  10.7(b) Amendment to 1987 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001)

  10.8 1990 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1996)

  10.9 1992 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1996)

  10.10 1994 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1996)

  10.11(a)     1997 Stock Option Plan (Incorporated by reference to Exhibit
               10.23 to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 1997)

  10.11(b) Amendment to 1997 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.11(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001)

  10.12(a) 1997 Stock Incentive Plan (Incorporated by reference to Appendix E to the Joint Proxy Statement/Prospectus included as part of the Company's Registration Statement on Form S-4, Registration No. 333-34517 dated August 28, 1997)

  10.12(b) Amendment to 1997 Stock Incentive Plan dated March 27, 2000 (Incorporated by reference to Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001)

  10.12(c) Amendment to 1997 Stock Incentive Plan dated March 28, 2000 (Incorporated by reference to Exhibit 10.12(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001)

  10.12(d) Amendment to 1997 Stock Incentive Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.12(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001)

  10.13(a) HFS Incorporated's Amended and Restated 1993 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to HFS Incorporated's Registration Statement on Form S-8, Registration No. 33-83956)

  10.13(b) First Amendment to the Amended and Restated 1993 Stock Option Plan dated May 5, 1995 (Incorporated by reference to Exhibit 4.1 to HFS Incorporated's Registration Statement on Form S-8, Registration No. 33-094756)

  10.13(c) Second Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(b) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995)

  10.13(d) Third Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(c) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995)

  10.13(e) Fourth Amendment to the Amended and Restated 1993 Stock Option Plan dated May 20, 1996 (Incorporated by reference to Exhibit 4.5 to HFS Incorporated's Registration Statement on Form S-8, Registration No. 333-06733)

  10.13(f) Fifth Amendment to the Amended and Restated 1993 Stock Option Plan dated July 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995)

  10.13(g) Sixth Amendment to the Amended and Restated 1993 Stock Option Plan dated September 24, 1996 (Incorporated by reference to
               Exhibit 10.21(e) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995)

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

  10.17 Cendant Corporation Move.com Group 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001)

  10.18 Agreement and Plan of Merger, by and among HFS Incorporated, HJ Acquisition Corp. and Jackson Hewitt, Inc., dated as of November 19, 1997. (Incorporated by reference to Exhibit 10.1 to HFS Incorporated's Current Report on Form 8-K dated August 14, 1997)

  10.19 Form of Underwriting Agreement for Debt Securities (Incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-3, Registration No. 333-45227, dated January 29, 1998)

  10.20 Registration Rights Agreement dated as of February 11, 1997, between CUC International Inc. and Goldman, Sachs & Co. (for itself and on behalf of the other purchasers party thereto) (Incorporated by reference to Exhibit 4(b) to the Company's Current Report on Form 8-K dated February 13, 1997)

  10.21 Agreement and Plan of Merger between CUC International Inc. and HFS Incorporated, dated as of May 27, 1997 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 29, 1997)

  10.22(a) Five Year Competitive Advance and Revolving Credit Facility Agreement, dated as of October 2, 1996, among the Company, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit (b)(1) to the Company's Schedule 14-D1 dated January 27, 1998)

  10.22(b) Amendment, dated as of October 30, 1998, to the Five Year Competitive Advance and Revolving Credit Agreement, dated as of October 2, 1998, among the Company, the financial institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 5, 1998)

  10.22(c) Amendment, dated as of February 4, 1999, to the Five Year Competitive Advance and Revolving Credit Agreement and the 364-Day Competitive Advance and Revolving Credit Agreement among the Company, the lenders therein and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated February 16,
               1999)

  10.22(d) Amendment to the Five Year Competitive Advance and Revolving Credit Agreement dated as of February 22, 2001, among the Company, the financial institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.22(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29,
               2001)

  10.23(a) Three Year Competitive Advance and Revolving Credit Agreement dated as of August 29, 2000 among the Company, the lenders parties thereto, and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.23(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001)

  10.23(b) Amendment to the Three Year Competitive Advance and Revolving Credit Agreement, dated as of February 22, 2001, among the Company, the lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.23(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001)

  10.24 $650,000,000 Term Loan Agreement dated as of February 22, 2001, among the Company, the lenders therein and The Chase Manhattan Bank, as Administrative Agent. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001)

  10.25(a) 364-Day Competitive Advance and Revolving Credit Agreement dated March 4, 1997, as amended and restated through February 22, 2001, among PHH Corporation, the lenders thereto, and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.25(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29,
               2001)

  10.25(b) Five-year Credit Agreement ("PHH Five-year Credit Agreement") dated February 28, 2000, among PHH Corporation, the Lenders, and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.24(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

  10.25(c) Amendment to the Five Year Competitive Advance and Revolving Credit Agreement, dated as of February 22, 2001, among PHH Corporation, the financial institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.25(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29,
               2001)

  10.26 Agreement and Plan of Merger by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp. and Avis Group Holdings, Inc., dated as of November 11, 2000 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 17, 2000)

  10.27 Distribution Agreement between the Company and CS First Boston Corporation; Goldman, Sachs & Co.; Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith, Incorporated; and J.P. Morgan Securities, Inc. dated November 9, 1995 (Incorporated by reference to Exhibit 1 to Registration Statement, Registration No. 33-63627)

  10.28        Distribution Agreement between the Company and Credit Suisse;
               First Boston Corporation; Goldman Sachs & Co. and Merrill Lynch & Co., dated June 5, 1997 (Incorporated by reference to Exhibit 1 to Registration Statement, Registration No. 333-27715)

  10.29 Distribution Agreement, dated March 2, 1998, among PHH Corporation, Credit Suisse First Boston Corporation, Goldman Sachs & Co., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and J.P. Morgan Securities, Inc. (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 3, 1998)

  10.30 License Agreement dated as of September 18, 1989 amended and restated as of July 15, 1991 between Franchise System Holdings, Inc. and Ramada Franchise Systems, Inc. (Incorporated by reference to Exhibit 10.2 to HFS Incorporated's Registration Statement on Form S-1, Registration No. 33-51422)

  10.31 Restructuring Agreement dated as of July 15, 1991 by and among New World Development Co., Ltd., Ramada International Hotels & Resorts, Inc. Ramada Inc., Franchise System Holdings, Inc., HFS Incorporated and Ramada Franchise Systems, Inc. (Incorporated by reference to Exhibit 10.3 to HFS Incorporated's Registration Statement on Form S-1, Registration No. 33-51422)

  10.32 License Agreement dated as of November 1, 1991 between Franchise Systems Holdings, Inc. and Ramada Franchise Systems, Inc. (Incorporated by reference to Exhibit 10.4 to HFS Incorporated's Registration Statement on Form S-1, Registration No. 33-51422)

  10.33 Amendment to License Agreement, Restructuring Agreement and Certain Other Restructuring Documents dated as of November 1, 1991 by and among New World Development Co., Ltd., Ramada International Hotels & Resorts, Inc., Ramada Inc., Franchise System Holdings, Inc., HFS Incorporated and Ramada Franchise Systems, Inc. (Incorporated by reference to Exhibit 10.5 to HFS Incorporated's Registration Statement on Form S-1, Registration No. 33-51422)

  10.34 The Company's 1999 Non-Employee Directors Deferred Compensation Plan (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

  10.35 Agreement and Plan of Merger, dated as of June 15, 2001 among the Company, Galaxy Acquisition Corp. and Galileo International, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 15, 2001)

  12           Statement Re: Computation of Ratio of Earnings to Fixed Charges

  21           Subsidiaries of Registrant

  23           Consent of Deloitte & Touche LLP