Form 10-Q/A
period 2001-03-31
CENDANT CORP
filed 2001-07-03
CIK 723612

================================================================================

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the Registrant's classes of common stock as of May 31, 2001 was 854,237,638 shares of CD common stock and 1,861,995 shares of Move.com common stock.

================================================================================

                      Cendant Corporation and Subsidiaries

                                      Index

                                                                            Page
                                                                            ----

PART I   Financial Information

Item 1.  Restated Financial Statements

         Consolidated Condensed Statements of Income for the three months
         ended March 31, 2001 and 2000                                         1

         Consolidated Condensed Balance Sheets as of March 31, 2001 and
         December 31, 2000                                                     2

         Consolidated Condensed Statements of Cash Flows for the three months
         ended March 31, 2001 and 2000                                         3

         Notes to Consolidated Condensed Financial Statements                  4

Item 2.  Restated Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            12

Item 3.  Quantitative and Qualitative Disclosures About Market Risks          18

PART II  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     19

         Signatures                                                           20

Forward-looking statements in this Quarterly Report on Form 10-Q\A are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives.

Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical acts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements: the effect of economic conditions and interest rate changes on the economy on a national, regional or international basis and the impact thereof on our businesses; the effects of changes in current interest rates, particularly on our real estate franchise and mortgage businesses; the resolution or outcome of our unresolved pending litigation relating to the previously announced accounting irregularities and other related litigation; our ability to develop and implement operational and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings; competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors; our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, including the pending acquisition of Galileo International, Inc. and the acquisitions of Avis Group Holdings, Inc. and Fairfield Communities, Inc., the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant; our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and rating agencies; competitive and pricing pressures in the vacation ownership and travel industries, including the car rental industry; changes in the vehicle manufacturer repurchase arrangements between vehicle manufacturers and Avis Group in the event that used vehicle values decrease; and changes in laws and regulations, including changes in accounting standards and privacy policy regulation. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

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

Item 1.  Restated Financial Statements

                      Cendant Corporation and Subsidiaries
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In millions, except per share data)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      ------------------
                                                                                        2001       2000
                                                                                      -------    -------
Revenues
   Membership and service fees, net                                                   $ 1,076    $   995
   Vehicle-related                                                                        398         70
   Other                                                                                   12         63
                                                                                      -------    -------
Net revenues                                                                            1,486      1,128
                                                                                      -------    -------

Expenses
  Operating                                                                               451        368
  Vehicle depreciation, lease charges and interest, net                                   181         --
  Marketing and reservation                                                               250        215
  General and administrative                                                              161        133
  Non-vehicle depreciation and amortization                                               101         85
  Other charges (credits):
     Restructuring and other unusual charges                                              185        106
     Litigation settlement and related costs                                               11        (38)
     Merger-related costs                                                                   8         --
  Non-vehicle interest, net                                                                60         26
                                                                                      -------    -------
Total expenses                                                                          1,408        895
                                                                                      -------    -------

Net gain (loss) on dispositions of businesses                                             435        (13)
                                                                                      -------    -------

Income before income taxes, minority interest and
   equity in Homestore.com                                                                513        220
Provision for income taxes                                                                205         77
Minority interest, net of tax                                                              13         16
Losses related to equity in Homestore.com, net of tax                                      18         --
                                                                                      -------    -------
Income before extraordinary loss and cumulative effect
   of accounting change                                                                   277        127
Extraordinary loss, net of tax                                                             --         (2)
                                                                                      -------    -------
Income before cumulative effect of accounting change                                      277        125
Cumulative effect of accounting change, net of tax                                        (38)       (56)
                                                                                      -------    -------
Net income                                                                            $   239    $    69
                                                                                      =======    =======

CD common stock income per share
   Basic
        Income before extraordinary loss and cumulative effect of accounting change   $  0.32    $  0.18
        Net income                                                                    $  0.28    $  0.10
   Diluted
        Income before extraordinary loss and cumulative effect of accounting change   $  0.30    $  0.17
        Net income                                                                    $  0.26    $  0.09

Move.com common stock income per share
   Basic
        Income before extraordinary loss and cumulative effect of accounting change   $ 10.41
        Net income                                                                    $ 10.34
   Diluted
        Income before extraordinary loss and cumulative effect of accounting change   $ 10.13
        Net income                                                                    $ 10.07

            See Notes to Consolidated Condensed Financial Statements.

                      Cendant Corporation and Subsidiaries
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In millions, except share data)

                                                                    March 31,  December 31,
                                                                      2001        2000
                                                                    --------    --------
Assets
Current assets
   Cash and cash equivalents                                        $  2,092    $    944
   Receivables, net                                                    1,380         753
   Other current assets                                                1,030       1,031
                                                                    --------    --------
Total current assets                                                   4,502       2,728

Property and equipment, net                                            1,508       1,345
Stockholder litigation settlement trust                                  600         350
Deferred income taxes                                                  1,358       1,108
Franchise agreements, net                                              1,514       1,462
Goodwill, net                                                          4,950       3,176
Other intangibles, net                                                   764         647
Other assets                                                           1,738       1,395
                                                                    --------    --------
Total assets exclusive of assets under programs                       16,934      12,211
                                                                    --------    --------

Assets under management and mortgage programs
   Relocation receivables                                                329         329
   Mortgage loans held for sale                                          917         879
   Mortgage servicing rights                                           1,667       1,653
   Vehicle-related, net                                                7,747          --
                                                                    --------    --------
                                                                      10,660       2,861
                                                                    --------    --------

Total assets                                                        $ 27,594    $ 15,072
                                                                    ========    ========

Liabilities and stockholders' equity
Current liabilities
   Accounts payable and other current liabilities                   $  2,258    $  1,446
   Current portion of long-term debt                                     267          --
   Deferred income                                                     1,046       1,020
   Deferred income taxes                                                 227          --
                                                                    --------    --------
Total current liabilities                                              3,798       2,466

Long-term debt                                                         3,903       1,948
Stockholder litigation settlement                                      2,850       2,850
Other liabilities                                                        706         460
                                                                    --------    --------
Total liabilities exclusive of liabilities under programs             11,257       7,724
                                                                    --------    --------

Liabilities under management and mortgage programs
   Debt                                                                9,589       2,040
   Deferred income taxes                                               1,030         476
                                                                    --------    --------
                                                                      10,619       2,516
                                                                    --------    --------

Mandatorily redeemable preferred interest in a subsidiary                375         375
                                                                    --------    --------

Mandatorily redeemable preferred securities issued by
   subsidiary holding solely senior debentures issued
   by the Company                                                         --       1,683
                                                                    --------    --------

Commitments and contingencies (Note 6)

Stockholders' equity
   Preferred stock, $.01 par value - authorized 10 million
      shares; none issued and outstanding                                 --          --
   CD common stock, $.01 par value - authorized 2 billion
      shares; issued 1,024,993,334 and 914,655,918 shares                 10           9
   Move.com common stock, $.01 par value - authorized 500 million shares; issued and outstanding 1,861,995 and 2,181,586
      shares; notional issued shares with respect to Cendant
      Group's retained interest 22,500,000                                --          --
   Additional paid-in capital                                          6,861       4,540
   Retained earnings                                                   2,266       2,027
   Accumulated other comprehensive loss                                 (234)       (234)
   CD treasury stock, at cost, 178,239,362 and 178,949,432 shares     (3,560)     (3,568)
                                                                    --------    --------
Total stockholders' equity                                             5,343       2,774
                                                                    --------    --------

Total liabilities and stockholders' equity                          $ 27,594    $ 15,072
                                                                    ========    ========

            See Notes to Consolidated Condensed Financial Statements.

                      Cendant Corporation and Subsidiaries
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               2001       2000
                                                             -------    -------
Operating Activities
Net income                                                   $   239    $    69
Adjustments to arrive at income before extraordinary
  loss and cumulative effect of accounting change                 38         58
                                                             -------    -------
Income before extraordinary loss and cumulative effect
  of accounting change                                           277        127

Adjustments to reconcile income before extraordinary loss
  and cumulative effect of accounting change to net cash
  provided by (used in) operating activities:
  Non-vehicle depreciation and amortization                      101         85
  Non-cash portion of other charges, net                          38         47
  Net (gain) loss on dispositions of businesses                 (435)        13
  Deferred income taxes                                          185         22
  Proceeds from sales of trading securities                      110         --
  Net change in assets and liabilities, excluding the
    impact of acquired businesses:
    Receivables                                                 (172)       (49)
    Income taxes                                                 (16)       135
    Accounts payable and other current liabilities              (122)      (229)
    Deferred income                                                8        (14)
  Other, net                                                      --        (41)
                                                             -------    -------
Net cash provided by (used in) operating activities
  exclusive of management and mortgage programs                  (26)        96
                                                             -------    -------

Management and mortgage programs:
  Depreciation and amortization                                  181         27
  Origination of mortgage loans                               (7,326)    (3,916)
  Proceeds on sale of and payments from mortgage
    loans held for sale                                        7,276      3,802
                                                             -------    -------
                                                                 131        (87)
                                                             -------    -------
Net cash provided by operating activities                        105          9
                                                             -------    -------

Investing Activities
Property and equipment additions                                 (68)       (49)
Funding of stockholder litigation settlement trust              (250)        --
Proceeds from sales of marketable securities                       7        356
Purchases of marketable securities                               (10)      (348)
Net assets acquired (net of cash acquired) and
  acquisition-related payments                                  (978)        (8)
Other, net                                                       (14)       (33)
                                                             -------    -------
Net cash used in investing activities exclusive of
  management and mortgage programs                            (1,313)       (82)
                                                             -------    -------

Management and mortgage programs:
  Investment in vehicles                                        (832)        --
  Payments received on investment in vehicles                    681         --
  Equity advances on homes under management                     (176)    (1,619)
  Repayment on advances on homes under management                169      1,655
  Additions to mortgage servicing rights                         (48)      (139)
  Proceeds from sales of mortgage servicing rights                13         35
                                                             -------    -------
                                                                (193)       (68)
                                                             -------    -------

Net cash used in investing activities                         (1,506)      (150)
                                                             -------    -------

Financing Activities
Proceeds from borrowings                                       1,600         --
Principal payments on borrowings                                (316)      (776)
Issuances of common stock                                        657        499
Repurchases of common stock                                      (10)      (198)
Proceeds from mandatorily redeemable preferred interest
  in a subsidiary                                                 --        375
Other, net                                                       (34)        (4)
                                                             -------    -------
Net cash provided by (used in) financing activities
  exclusive of management and mortgage programs                1,897       (104)
                                                             -------    -------

Management and mortgage programs:
  Proceeds from borrowings                                     2,712        777
  Principal payments on borrowings                            (2,081)    (1,421)
  Net change in short-term borrowings                             26        672
                                                             -------    -------
                                                                 657         28
                                                             -------    -------

Net cash provided by (used in) financing activities            2,554        (76)
                                                             -------    -------

Effect of changes in exchange rates on cash and cash
  equivalents                                                     (5)         1
                                                             -------    -------
Net increase (decrease) in cash and cash equivalents           1,148       (216)
Cash and cash equivalents, beginning of period                   944      1,164
                                                             -------    -------
Cash and cash equivalents, end of period                     $ 2,092    $   948
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

      In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. The Consolidated Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K/A dated July 2, 2001.

      On July 2, 2001, the Company entered into a number of agreements, including a forty-year outsourcing agreement, with a third party whereby the Company will have an ongoing interest in its individual membership business. Prior to entering into these agreements, the Company had planned to spin-off this business to its stockholders and therefore had treated the results of this business as a discontinued operation. As a result of this change in plan and the Company's ongoing involvement in this business, the Consolidated Condensed Financial Statements and Notes thereto have been amended to reverse the classification of the Company's individual membership business as a discontinued operation. Accordingly, the account balances and activities of the individual membership business have been reclassified from discontinued operations to continuing operations for all periods presented. The amended Consolidated Condensed Financial Statements presented herein are the Company's historical financial statements for all periods presented.

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

      Recently Issued Accounting Pronouncement

      In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 140 revises criteria for accounting for securitizations, other financial-asset transfers and collateral and introduces new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendment. The Company adopted the disclosure requirements of SFAS No. 140 on December 31, 2000, as required. All other provisions of SFAS No. 140 were adopted after March 31, 2001, as required by the standard. The impact of adopting the remaining provisions of this standard was not material to the Company's financial position or results of operations.

2.    Earnings Per Share

      Earnings per share ("EPS") for periods after March 31, 2000, the date of the original issuance of Move.com common stock, has been calculated using the two-class method. Income per common share before extraordinary loss and cumulative effect of accounting change for each class of common stock was computed as follows:

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                    -----------------
                                                                                      2001     2000
                                                                                     -----    -----
         CD Common Stock
         Income before extraordinary loss and cumulative effect of accounting
          change, including Cendant Group's retained interest in Move.com Group(a)   $ 256    $ 127
         Convertible debt interest, net of tax                                           3        2
         Adjustment to Cendant Group's retained interest in Move.com Group(a)           (6)      --
                                                                                     -----    -----
         Income before extraordinary loss and cumulative effect of accounting
          change for diluted EPS                                                     $ 253    $ 129
                                                                                     =====    =====

         Weighted average shares outstanding:
         Basic                                                                         790      717
         Stock options, warrants and non-vested shares                                  22       34
         Convertible debt                                                               18       18
                                                                                     -----    -----
         Diluted                                                                       830      769
                                                                                     =====    =====

      ----------
      (a) Represents the change in Cendant Group's retained interest in Move.com Group due to the dilutive impact of Move.com common stock options.

                                                                                       Three Months Ended
                                                                                         March 31, 2001
                                                                                        -----------------
      Move.com Common Stock
      Income before extraordinary loss and cumulative effect of accounting change,
       excluding Cendant Group's retained interest in Move.com Group                          $21
      Adjustment to Cendant Group's retained interest in Move.com Group(a)                      6
                                                                                              ---
      Income before extraordinary loss and cumulative effect of accounting
       change for diluted EPS                                                                 $27
                                                                                              ---
      Weighted average shares outstanding:
      Basic                                                                                     2
      Stock options                                                                             1
                                                                                              ---
      Diluted                                                                                   3
                                                                                              ===

      ----------
      (a) Represents the change in Cendant Group's retained interest in Move.com Group due to the dilutive impact of Move.com common stock options

      Basic and diluted loss per share of CD common stock from the cumulative effect of an accounting change was $0.04 and $0.08 for the three months ended March 31, 2001 and 2000, respectively.

      The following table summarizes the Company's outstanding common stock equivalents, which were antidilutive and therefore excluded from the computation of diluted EPS:

                                                                   March 31,
                                                                 -------------
      CD Common Stock                                            2001     2000
                                                                 ----     ----
        Options(a)                                               109       79
        Warrants(b)                                                2       31
        FELINE PRIDES                                             --       61

      Move.com Common Stock
         Options(c)                                                2

      ---------
      (a)   The weighted average exercise prices for antidilutive options at
            March 31, 2001 and 2000 were $22.00 and $24.53, respectively.
      (b)   The weighted average exercise prices for antidilutive warrants at
            March 31, 2001 and 2000 were $21.31 and $22.91, respectively.
      (c) The weighted average exercise price for antidilutive options at March 31, 2001 was $24.21.

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

      Pro forma net revenues, income before extraordinary loss and cumulative effect of accounting change, net income and the related per share data would have been as follows had the acquisition of Avis Group occurred on January 1, for each of the periods presented:

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      ------------------
                                                                                         2001     2000
                                                                                        ------   ------
      Net revenues                                                                      $2,093   $2,018
      Income before extraordinary loss and cumulative effect of accounting change          253      139
      Net income                                                                           207       81
      CD common stock income per share:
        Basic
          Income before extraordinary loss and cumulative effect of accounting change   $ 0.29   $ 0.19
          Net income                                                                      0.24     0.11
        Diluted
          Income before extraordinary loss and cumulative effect of accounting change   $ 0.28   $ 0.19
          Net income                                                                      0.22     0.11

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

4.    Other Charges (Credits)

      Restructuring and Other Unusual Charges

      During first quarter 2001, the Company incurred unusual charges totaling $185 million. Such charges primarily consisted of (i) $95 million to fund an irrevocable contribution to an independent technology trust responsible for providing technology initiatives for the benefit of current and future franchisees at Century 21, Coldwell Banker and ERA and (ii) $85 million incurred in connection with the creation of Travel Portal.

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

5.    Debt Issuances and Redemption

      Debt Issuances

      Senior Convertible Notes. During first quarter 2001, the Company issued approximately $1.5 billion aggregate principal amount at maturity of zero -coupon senior convertible notes for aggregate gross proceeds of approximately $900 million. The notes mature in 2021 and were issued at a price representing a yield-to-maturity of 2.5%. The Company will not make periodic payments of interest on the notes, but may be required to make nominal cash payments in specified circumstances. Each $1,000 principal amount at maturity may be convertible, subject to satisfaction of specific contingencies, into 33.4 shares of CD common stock.

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

      Credit Facility

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

6.    Commitments and Contingencies

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

7.    Stockholders' Equity

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

      Comprehensive Income

      The components of comprehensive income are summarized as follows:

                                                                         Three Months Ended
                                                                              March 31,
                                                                         ------------------
                                                                            2001     2000
                                                                           -----    -----
      Net income                                                           $ 239    $  69
      Other comprehensive income (loss):
        Currency translation adjustments                                     (74)     (21)
        Unrealized gains (losses) on marketable securities, net of tax:
           Unrealized gains (losses) arising during period                    32      (12)
           Reclassification adjustment for losses realized in net income      45       --
               Unrealized losses on cash flow hedges, net of tax              (3)      --
                                                                           -----    -----
          Total comprehensive income                                       $ 239    $  36
                                                                           =====    =====

      The after-tax components of accumulated other comprehensive loss for the three months ended March 31, 2001 are as follows:

                                                 Unrealized     Unrealized      Accumulated
                                  Currency      Gains/(Losses)    Losses           Other
                                 Translation    on Marketable  on Cash Flow    Comprehensive
                                 Adjustments      Securities       Hedges            Loss
                                 -----------      ----------       ------            ----
      Balance, January 1, 2001      $(165)         $ (69)         $  --              (234)
      Current period change           (74)            77             (3)               --
                                    -----          -----          -----             -----
      Balance, March 31, 2001       $(239)         $   8          $  (3)            $(234)
                                    =====          =====          =====             =====

8.    Derivatives

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

9.    Segment Information

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

                                            Three Months Ended March 31,
                                    ---------------------------------------------
                                            2001                     2000
                                    --------------------     --------------------
                                                Adjusted                 Adjusted
                                    Revenues     EBITDA      Revenues     EBITDA
                                    --------     ------      --------     ------
      Real Estate Services           $  339      $  132       $  289      $  114
      Hospitality                       264         104          242          91
      Vehicle Services                  454          93          137          72
      Financial Services                390         131          381         133
                                     ------      ------       ------      ------
      Total Reportable Segments       1,447         460        1,049         410
      Corporate and Other                39         (17)          79           2
                                     ------      ------       ------      ------
      Total Company                  $1,486      $  443       $1,128      $  412
                                     ======      ======       ======      ======

      Included in Corporate and Other are the results of operations of the Company's non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

      Provided below is a reconciliation of Adjusted EBITDA to income before income taxes, minority interest and equity in Homestore.com.

                                                                Three Months Ended
                                                                      March 31,
                                                                ------------------
                                                                  2001        2000
                                                                 -----       -----
      Adjusted EBITDA                                            $ 443       $ 412
      Non-vehicle depreciation and amortization                   (101)        (85)
      Other (charges) credits:
        Restructuring and other unusual charges                   (185)       (106)
        Litigation settlement and related costs                    (11)         38
        Merger-related costs                                        (8)         --
      Non-vehicle interest, net                                    (60)        (26)
      Net gain (loss) on dispositions of businesses                435         (13)
                                                                 -----       -----
      Income before income taxes, minority interest and
        equity in Homestore.com                                  $ 513       $ 220
                                                                 =====       =====

10.   Subsequent Events

      Convertible Notes. During May 2001, the Company issued zero-coupon zero-yield convertible senior notes to a qualified institutional buyer in a private offering for gross proceeds of $1.0 billion. The notes mature in 2021. The Company may be required to repurchase these notes on May 4, 2002. The Company is not required to pay interest on the notes unless an interest adjustment becomes payable, which may occur in specified circumstances commencing in 2004. Each $1,000 principal amount at maturity may be convertible, subject to satisfaction of specific contingencies, into approximately 39 shares of CD common stock.

      Asset-Backed Notes. During May 2001, the Company's Avis car rental subsidiary registered $500 million of auction rate rental car asset backed notes. These notes are secured by rental vehicles owned by such subsidiary. The notes bear interest at a rate of LIBOR plus or minus an applicable margin determined from time to time through an auction. The Company issued approximately $200 million under this registration statement.

      Repurchase of Move.com Common Stock. During June 2001, the Company bought back 1,598,030 shares of Move.com common stock held by Liberty Digital, Inc. in exchange for 1,164,048 shares of Homestore common stock (valued at approximately $31 million and approximately $19 million) in cash.

                              --------------------

Item 2. Restated Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Strong contributions from many of our businesses and the addition of the operations of Avis Group to our Vehicle Services segment contributed to revenue growth of $358 million, or 32%. As a result of the Acquisition and certain unusual charges, our expenses increased $513 million, or 57%. Such unusual charges primarily consisted of (i) $95 million to fund an irrevocable contribution to an independent technology trust responsible for providing technology initiatives for the benefit of current and future franchisees at Century 21, Coldwell Banker and ERA, (ii) $85 million incurred in connection with the creation of Travel Portal, Inc., a company that was created to pursue the development of an online travel business for the benefit of certain current and future franchisees, (iii) $25 million of professional fees and settlement costs incurred in connection with accounting irregularities in the former business units of CUC International, Inc. and resulting investigations into such matters and (iv) $8 million related to the acquisition and integration of Avis Group. Such charges were partially offset by a non-recurring non-cash credit of $14 million to reflect an adjustment to the PRIDES class action litigation settlement charge recorded in the fourth quarter of 1998 primarily for Rights that expired unexercised. Our non-vehicle interest expense increased $34 million primarily as a result of interest expense accrued on our stockholder litigation settlement liability, which was partially offset by interest income earned on our deposits to an escrow fund established for the benefit of the plaintiffs in such litigation.

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

Our overall effective tax rate for continuing operations was 40% in first quarter 2001 and 35% in first quarter 2000. The higher tax rate in 2001 was primarily due to higher state income taxes on the net gain on dispositions of businesses discussed above.

As a result of the above-mentioned items, income before extraordinary loss and cumulative effect of accounting change increased $150 million.

RESULTS OF REPORTABLE SEGMENTS

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

Three Months Ended March 31, 2001 vs. Three Months Ended March 31, 2000

                                                                                               Adjusted EBITDA
                                     Revenues                  Adjusted EBITDA                     Margin
                            -------------------------   -------------------------------       ----------------
                                                  %                                %
                             2001     2000     Change    2001         2000(a)    Change       2001        2000
                            ------   ------    ------   ------       ------      ------       ----        ----
Real Estate Services        $  339   $  289       17%   $  132(d)    $  114          16%        39%         39%
Hospitality                    264      242        9       104           91(g)       14         39          38
Vehicle Services               454      137      231        93(e)        72          29         20(b)       53
Financial Services             390      381        2       131          133          (2)        34          35
                            ------   ------             ------       ------
Total Reportable Segments    1,447    1,049                460          410
Corporate and Other(c)          39       79        *       (17)(f)     2(h)           *          *           *
                            ------   ------             ------       ------
Total Company               $1,486   $1,128             $  443       $  412
                            ======   ======             ======       ======

----------
*     Not meaningful.
(a) Excludes a charge of $106 million in connection with restructuring and other initiatives ($2 million, $63 million, $31 million and $10 million within Real Estate Services, Hospitality, Financial Services and Corporate and Other, respectively).
(b) The decrease in the Adjusted EBITDA Margin is primarily due to the inclusion of the consolidated results of operations of Avis Group in connection with the Acquisition. Prior to the Acquisition, revenue and Adjusted EBITDA of this segment consisted principally of earnings from our equity investment in Avis Group, royalties received from Avis Group and the operations of our National Car Parks subsidiary.
(c) Included in Corporate and Other are the results of operations of our non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.
(d) Excludes a charge of $95 million to fund an irrevocable contribution to an independent technology trust responsible for providing technology initiatives for the benefit of current and future franchisees at Century 21, Coldwell Banker and ERA.
(e) Excludes a charge of $4 million related to the acquisition and integration of Avis Group and includes $5 million of interest expense related to debt used in the Acquisition.
(f) Excludes (i) a net gain of $435 million related to the dispositions of businesses and (ii) a non-cash credit of $14 million to reflect an adjustment to the PRIDES class action litigation settlement charge recorded in the fourth quarter of 1998 primarily for Rights that expired unexercised. Such amounts were partially offset by charges of (i) $85 million incurred in connection with the creation of Travel Portal, Inc., a company that was created to pursue the development of an online travel business for the benefit of certain current and future franchisees, (ii) $25 million for investigation-related costs, (iii) $7 million related to a non-cash contribution to the Cendant Charitable Foundation and (iv) $4 million related to the acquisition and integration of Avis Group.
(g)   Excludes $4 million of losses related to the dispositions of businesses.
(h) Excludes a non-cash credit of $41 million in connection with a change to the original estimate of the number of Rights to be issued in connection with the PRIDES settlement resulting from unclaimed and uncontested Rights. Such credit was partially offset by (i) $9 million of losses related to the dispositions of businesses and (ii) $3 million of investigation-related costs.

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

Financial Services

Revenues increased $9 million (2%) while Adjusted EBITDA declined $2 million (2%). Jackson Hewitt, our tax preparation franchise business experienced strong quarter over quarter growth in revenues of $10 million (20%) principally due to a 20% increase in tax return volume. Also contributing favorably to revenues and Adjusted EBITDA was a favorable mix of products and programs with marketing partners for individual memberships. Additionally, the integration of Netmarket, our online membership business, during fourth quarter 2000 contributed $16 million and $3 million to first quarter 2001 revenues and Adjusted EBITDA, respectively. Partially offsetting these favorable results were fewer individual memberships expiring during first quarter 2001 (revenue is generally recognized upon expiration of the membership) and reduced billings and collections of insurance premiums at our FISI/BCI insurance wholesale subsidiary.

On July 2, 2001, we announced that we had entered into a number of agreements, including a forty-year outsourcing agreement, with Trilegiant Corporation, a newly formed company owned by the former management of our Cendant Membership Services and Cendant Incentives subsidiaries. Under the terms of these agreements, we will continue to recognize revenue and collect membership fees and are obligated to provide membership benefits to existing members of our individual membership business. Trilegiant will provide fulfillment services to these members in exchange for a servicing fee. Trilegiant will license and/or lease from us the assets of our individual membership business to service existing members and to obtain new members for which Trilegiant will retain the economic benefits and service obligations. Beginning in the third quarter of 2002, we will receive from Trilegiant a royalty from membership fees generated by their new membership joins. The royalty received will range from a rate of 5% to 16% of Trilegiant membership revenue. In connection with the foregoing arrangements we have also agreed to fund up to a total of approximately $130 million (approximately $100 million in cash and $30 million in non-cash assets) of Trilegiant's marketing expenses, subject to certain conditions, over the next four years and have made a $20 million investment in Trilegiant in the form of convertible preferred stock. As a result of these agreements, we will not spin-off our individual membership business to our stockholders, as previously planned.

Corporate and Other

Revenues and Adjusted EBITDA growth were negatively impacted by $30 million less income recognized from financial investments during first quarter 2001.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

                                                            March 31,   December 31,
                                                              2001          2000     Change
                                                            -------       -------   -------
Total assets exclusive of assets under programs             $16,934       $12,211   $ 4,723
Assets under programs                                        10,660         2,861     7,799

Total liabilities exclusive of liabilities under programs   $11,257       $ 7,724   $ 3,533
Liabilities under programs                                   10,619         2,516     8,103
Mandatorily redeemable securities                               375         2,058    (1,683)
Stockholders' equity                                          5,343         2,774     2,569

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

Cash Flows

                                                                     Three Months Ended
                                                                          March 31,
                                                                -----------------------------
                                                                  2001       2000     Change
                                                                -------    -------    -------
Cash provided by (used in) continuing operations:
  Operating activities                                          $   105    $     9    $    96
  Investing activities                                           (1,506)      (150)    (1,356)
  Financing activities                                            2,554        (76)     2,630
Effects of exchange rate changes on cash and cash equivalents        (5)         1         (6)
                                                                -------    -------    -------
Net change in cash and cash equivalents                         $ 1,148    $  (216)   $ 1,364
                                                                =======    =======    =======

Cash flows from operating activities increased primarily due to the impact of the Acquisition.

Cash flows used in investing activities increased primarily due to the utilization of cash to fund the Acquisition and the funding of $250 million to the stockholder litigation settlement trust during first quarter 2001.

Cash flows from financing activities resulted in an inflow of $2.6 billion in first quarter 2001 compared to an outflow of $76 million in first quarter 2000, primarily due to proceeds of $2.3 billion received from the issuances of debt and CD common stock during first quarter 2001.

Capital Expenditures

Capital expenditures during first quarter 2001 amounted to $68 million and were utilized to support operational growth, enhance marketing opportunities and develop operating efficiencies through technological improvements. We anticipate a capital expenditure investment during 2001 ranging from $275 million to $325 million. Such amount represents an increase from 2000 primarily due to the acquisitions of Avis Group and Fairfield Communities, Inc.

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

Coincident with the acquisition of Avis Group, we assumed and guaranteed a $450 million six-year revolving credit facility maturing in June 2005. Borrowings under the six-year credit facility bear interest at LIBOR plus a margin of approximately 175 basis points. We are required to pay a per annum facility fee of 37.5 basis points. Also issued under this facility are letters of credit of $130 million as of March 31, 2001. At March 31, 2001, we had approximately $20 million of availability under this facility and, in addition, we had approximately $1.0 billion available under existing credit facilities.

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

During second quarter 2001, our Avis car rental subsidiary also registered $500 million of auction rate rental car asset backed notes. These notes are secured by rental vehicles owned by such subsidiary. The notes bear interest at a rate of LIBOR plus or minus an applicable spread determined from time to time through an auction. We issued approximately $200 million under this registration statement and utilized such proceeds to reduce outstanding commercial paper borrowings.

Other Liquidity

During June 2001, we bought back 1,598,030 shares of Move.com common stock held by Liberty Digital, Inc. in exchange for 1,164,048 shares of Homestore common stock (valued at approximately $31 million) and approximately $19 million in cash.

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

On April 2, 2001, we consummated the acquisition of all of the outstanding common stock of Fairfield Communities, Inc., one of the largest vacation ownership companies in the United States, for approximately $750 million, including transaction costs and expenses and the conversion of Fairfield employee stock options into CD common stock options. The acquisition was funded from available cash.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risks

As previously discussed in our 2000 Annual Report on Form 10-K/A, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used March 31, 2001 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

                                        CENDANT CORPORATION

                                        /s/ Kevin M. Sheehan
                                        ----------------------------------------
                                        Kevin M. Sheehan
                                        Senior Executive Vice President and
                                        Chief Financial Officer

                                        /s/ Tobia Ippolito
                                        ----------------------------------------
                                        Tobia Ippolito
                                        Executive Vice President, Finance and
                                        Chief Accounting Officer

Date: July 2, 2001

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

  10.1 Consulting Agreement with Martin L. Edelman, dated March 21, 2001. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001, dated May 11, 2001).

  10.2 Employment Agreement with Kevin M. Sheehan, dated March 1, 2001. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001, dated May 11, 2001).

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