Form 10-Q
period 2001-06-30
CENDANT CORP
filed 2001-08-14
CIK 723612

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                          COMMISSION FILE NO. 1-10308

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

The number of shares outstanding of the Registrant's CD common stock was 858,062,904 as of July 31, 2001.

================================================================================

                      CENDANT CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I    Financial Information

Item 1.   Financial Statements

          Consolidated Condensed Statements of Income for the three
          and six months ended June 30, 2001 and 2000                         1

          Consolidated Condensed Balance Sheets as of June 30, 2001
          and December 31, 2000                                               2

          Consolidated Condensed Statements of Cash Flows for the six
          months ended June 30, 2001 and 2000                                 3

          Notes to Consolidated Condensed Financial Statements                4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          14

Item 3.   Quantitative and Qualitative Disclosures About Market Risks        23

PART II   Other Information

Item 4.   Submission of Matters to a Vote of Security Holders                24

Item 5.   Other Information                                                  24

Item 6.   Exhibits and Reports on Form 8-K                                   24

          Signatures                                                         25

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

Statements  preceded  by,  followed  by or  that  otherwise  include  the  words
"believes",   "expects",   "anticipates",   "intends",  "project",  "estimates",
"plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical acts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements: the effect of economic conditions and interest rate changes on the economy on a national, regional or international basis and the impact thereof on our businesses; the effects of changes in current interest rates, particularly on our real estate franchise and mortgage businesses; the resolution or outcome of our unresolved pending litigation relating to the previously announced accounting irregularities and other related litigation; our ability to develop and implement operational and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings; competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors; our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, including the planned acquisitions of Galileo International, Inc. and Cheap Tickets, Inc. and the acquisitions of Avis Group Holdings, Inc. and Fairfield Resorts, Inc., the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant; our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and rating agencies; competitive and pricing pressures in the vacation ownership and travel industries, including the car rental industry; changes in the vehicle manufacturer repurchase arrangements between vehicle manufacturers and Avis Group Holdings, Inc. in the event that used vehicle values decrease; and changes in laws and regulations, including changes in accounting standards and privacy policy regulation. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CENDANT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                      JUNE 30,              JUNE 30,
                                                               --------------------   ---------------------
                                                                 2001         2000        2001       2000
                                                               ---------   ---------   ---------   ---------
REVENUES
   Membership and service fees, net                            $   1,355   $   1,044   $   2,431   $   2,040
   Vehicle-related                                                 1,035          72       1,433         141
   Other                                                              13          21          25          84
                                                               ---------   ---------   ---------   ---------
Net revenues                                                       2,403       1,137       3,889       2,265
                                                               ---------   ---------   ---------   ---------

EXPENSES
  Operating                                                          788         361       1,239         728
  Vehicle depreciation, lease charges and interest, net              545          --         725          --
  Marketing and reservation                                          291         228         541         444
  General and administrative                                         192         144         354         277
  Non-vehicle depreciation and amortization                          121          86         222         171
  Other charges (credits):
     Restructuring and other unusual charges                          --          --         185         106
     Litigation settlement and related costs                           9           5          19         (33)
     Merger-related costs                                             --          --           8          --
  Non-vehicle interest, net                                           61          22         122          47
                                                               ---------   ---------   ---------   ---------
Total expenses                                                     2,007         846       3,415       1,740
                                                               ---------   ---------   ---------   ---------

Net gain (loss) on dispositions of businesses                         --           4         435         (10)
                                                               ---------   ---------   ---------   ---------

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY IN
   HOMESTORE.COM                                                     396         295         909         515
Provision for income taxes                                           131          98         336         176
Minority interest, net of tax                                          5          22          18          38
Losses related to equity in Homestore.com, net of tax                 18          --          36          --
                                                               ---------   ---------   ---------   ---------
INCOME BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                              242         175         519         301
Extraordinary loss, net of tax                                        --          --          --          (2)
                                                               ---------   ---------   ---------   ---------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                 242         175         519         299
Cumulative effect of accounting change, net of tax                    --          --         (38)        (56)
                                                               ---------   ---------   ----------  ---------
NET INCOME                                                     $     242   $     175   $     481   $     243
                                                               =========   =========   =========   =========

CD COMMON STOCK INCOME PER SHARE
    BASIC
       Income before extraordinary loss and cumulative
        effect of accounting change                            $    0.29   $    0.25   $    0.61   $    0.42
       Net income                                                   0.29        0.25        0.57        0.34

    DILUTED
        Income before extraordinary loss and cumulative
         effect of accounting change                           $    0.27   $    0.24   $    0.58   $    0.40
        Net income                                                  0.27        0.24        0.54        0.33

MOVE.COM COMMON STOCK INCOME (LOSS) PER SHARE
    BASIC
        Income (loss) before extraordinary loss and
         cumulative effect of accounting change                $   (0.63)  $   (0.67)  $    9.94   $   (0.67)
        Net income (loss)                                          (0.63)      (0.67)       9.87       (0.67)

    DILUTED
        Income (loss) before extraordinary loss and
         cumulative effect of accounting change                $   (0.63)  $   (0.67)  $    9.81   $   (0.67)
        Net income (loss)                                          (0.63)      (0.67)       9.74       (0.67)

           See Notes to Consolidated Condensed Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                           2001            2000
                                                                                     --------------  --------------
ASSETS
Current assets
   Cash and cash equivalents                                                         $        1,913  $         944
   Receivables, net                                                                           1,392            753
   Other current assets                                                                       1,058          1,031
                                                                                     --------------  -------------
Total current assets                                                                          4,363          2,728

Property and equipment, net                                                                   1,617          1,345
Stockholder litigation settlement trust                                                         850            350
Deferred income taxes                                                                         1,268          1,108
Franchise agreements, net                                                                     1,506          1,462
Goodwill, net                                                                                 5,507          3,176
Other intangibles, net                                                                          805            647
Other assets                                                                                  1,758          1,395
                                                                                     --------------  -------------
Total assets exclusive of assets under programs                                              17,674         12,211
                                                                                     --------------  -------------

Assets under management and mortgage programs
   Mortgage loans held for sale                                                                 829            879
   Relocation receivables                                                                       332            329
   Vehicle-related, net                                                                       8,293             --
   Timeshare receivables                                                                        301             --
   Mortgage servicing rights                                                                  1,858          1,653
                                                                                     --------------   ------------
                                                                                             11,613          2,861
                                                                                     ---------------   -----------

TOTAL ASSETS                                                                         $       29,287  $      15,072
                                                                                     ==============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and other current liabilities                                    $        2,749  $       1,446
   Current portion of long-term debt                                                            504             --
   Deferred income                                                                            1,011          1,020
                                                                                     --------------  -------------
Total current liabilities                                                                     4,264          2,466

Long-term debt                                                                                4,365          1,948
Stockholder litigation settlement                                                             2,850          2,850
Other liabilities                                                                               681            460
                                                                                     --------------- -------------
Total liabilities exclusive of liabilities under programs                                    12,160          7,724
                                                                                     --------------- -------------

Liabilities under management and mortgage programs
   Debt                                                                                       9,993          2,040

   Deferred income taxes                                                                      1,030            476
                                                                                     --------------  -------------
                                                                                             11,023          2,516
                                                                                     --------------  -------------

Mandatorily redeemable preferred interest in a subsidiary                                       375            375
                                                                                     --------------  -------------

Mandatorily redeemable preferred securities issued by subsidiary holding solely
   senior debentures issued by the Company                                                       --          1,683
                                                                                     --------------  -------------

Commitments and contingencies (Note 6)

Stockholders' equity
   Preferred stock, $.01 par value - authorized 10 million shares; none issued and
      outstanding                                                                                --             --

   CD common stock, $.01 par value - authorized 2 billion shares; issued
    1,032,962,456 and 914,655,918 shares                                                         10              9
   Move.com common stock, $.01 par value - authorized 500 million shares;
    issued and outstanding none and 2,181,586 shares; notional shares issued with
    respect to Cendant Group's retained interest 22,500,000                                     --             --
   Additional paid-in capital                                                                 6,978          4,540
   Retained earnings                                                                          2,508          2,027
   Accumulated other comprehensive loss                                                        (233)          (234)
   CD treasury stock, at cost, 175,887,540 and 178,949,432 shares                            (3,534)        (3,568)
                                                                                     --------------- -------------
Total stockholders' equity                                                                    5,729          2,774
                                                                                     --------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $       29,287  $      15,072
                                                                                     ==============  =============

           See Notes to Consolidated Condensed Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                    2001              2000
                                                                                -------------    -------------
OPERATING ACTIVITIES
Net income                                                                      $         481    $         243
Adjustments to arrive at income before extraordinary loss and cumulative
     effect of accounting change                                                           38               58
                                                                                -------------     ------------
Income before extraordinary loss and cumulative effect of accounting change               519              301

Adjustments to reconcile income before extraordinary loss and cumulative effect of accounting change to net cash provided by operating activities:
     Non-vehicle depreciation and amortization                                            222              171
     Non-cash portion of other charges, net                                                31               27
     Net (gain) loss on dispositions of businesses                                       (435)              10
     Deferred income taxes                                                                230               13
     Proceeds from sales of trading securities                                            110               --
     Net change in assets and liabilities, excluding the impact of acquired businesses:
         Receivables                                                                     (138)             134
         Income taxes                                                                      21              200
         Accounts payable and other current liabilities                                   (95)            (293)
         Deferred income                                                                  (40)             (36)
  Other, net                                                                               13             (142)
                                                                                -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES EXCLUSIVE OF MANAGEMENT AND
     MORTGAGE PROGRAMS                                                                    438              385
                                                                                -------------    -------------

MANAGEMENT AND MORTGAGE PROGRAMS:
     Depreciation and amortization                                                        689               67
     Origination of mortgage loans                                                    (18,487)         (11,184)
     Proceeds on sale of and payments from mortgage loans held for sale                18,551           10,903
                                                                                -------------    -------------
                                                                                          753             (214)
                                                                                -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               1,191              171
                                                                                -------------    -------------

INVESTING ACTIVITIES
Property and equipment additions                                                         (151)            (115)
Funding of stockholder litigation settlement trust                                       (500)               -
Proceeds from sales of marketable securities                                               23              361
Purchases of marketable securities                                                        (14)            (374)
Net assets acquired (net of cash acquired of $220 million in 2001) and
     acquisition-related payments                                                      (1,727)             (16)
Other, net                                                                                (31)             (62)
                                                                                -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES EXCLUSIVE OF MANAGEMENT AND
     MORTGAGE PROGRAMS                                                                 (2,400)            (206)
                                                                                -------------    -------------

MANAGEMENT AND MORTGAGE PROGRAMS:
      Investment in vehicles                                                           (4,681)              --
      Payments received on investment in vehicles                                       3,612               --
      Origination of timeshare receivables                                               (155)              --
      Principal collection of timeshare receivables                                       162               --
      Equity advances on homes under management                                        (3,027)          (3,763)
      Repayment on advances on homes under management                                   3,017            4,186
      Additions to mortgage servicing rights                                             (334)            (384)
      Proceeds from sales of mortgage servicing rights                                     26               65
                                                                                -------------    --------------
                                                                                       (1,380)             104
                                                                                -------------    -------------

NET CASH USED IN INVESTING ACTIVITIES                                                  (3,780)            (102)
                                                                                -------------    -------------

FINANCING ACTIVITIES
Proceeds from borrowings                                                                2,697               --
Principal payments on borrowings                                                         (845)            (776)
Issuances of common stock                                                                 750              536
Repurchases of common stock                                                               (28)            (300)
Proceeds from mandatorily redeemable preferred securities issued by subsidiary
     holding solely senior debentures issued by the Company                                --               91
Proceeds from mandatorily redeemable preferred interest in a subsidiary                    --              375
Other, net                                                                                (60)              (3)
                                                                                -------------    -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES EXCLUSIVE OF MANAGEMENT
     AND MORTGAGE PROGRAMS                                                              2,514              (77)
                                                                                -------------    -------------

MANAGEMENT AND MORTGAGE PROGRAMS:
      Proceeds from borrowings                                                          8,138            2,009
      Principal payments on borrowings                                                 (7,165)          (2,719)
      Net change in short-term borrowings                                                  62              765
                                                                                -------------    -------------
                                                                                        1,035               55
                                                                                -------------    -------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     3,549              (22)
                                                                                -------------    -------------

Effect of changes in exchange rates on cash and cash equivalents                            9               23
                                                                                -------------    -------------
Net increase in cash and cash equivalents                                                 969               70
Cash and cash equivalents, beginning of period                                            944            1,164
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $       1,913    $       1,234
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

      On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS No. 133, the Company has recorded all such derivatives at fair value in the Consolidated Condensed Balance Sheet at January 1, 2001. The adoption of SFAS No. 133 resulted in the recognition of a non-cash charge of $16 million ($11 million, after tax) in the Consolidated Condensed Statement of Income on January 1, 2001 to account for the cumulative effect of the accounting change relating to derivatives designated in fair value type hedges prior to adopting SFAS No. 133, to derivatives not designated as hedges and to certain embedded derivatives. As provided for in SFAS No. 133, the Company also reclassified certain financial investments as trading securities at January 1, 2001, which resulted in a pre-tax net benefit of $10 million recorded in other revenues within the Consolidated Condensed Statement of Income.

      On December 31, 2000, the Company adopted the disclosure requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." During second quarter 2001, the Company adopted the remaining provisions of this standard. SFAS No. 140 revised the criteria for accounting for securitizations, other financial-asset transfers and collateral and introduced new disclosures, but otherwise carried forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendment. The impact of adopting the remaining provisions of this standard was not material to the Company's financial position or results of operations.

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

            o Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in earnings and included in net revenues in the Consolidated Condensed Statement of Income.

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

      The Company is also party to certain contracts containing embedded derivatives. As required by SFAS No. 133, certain embedded derivatives were bifurcated from their host contracts and are recorded at fair value in the Consolidated Condensed Balance Sheet. The total fair value of the Company's embedded derivatives and changes in fair value were not material to the Company's financial position or results of operations.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      During July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

      SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. Additionally, this statement further clarifies the criteria for recognition of intangible assets separately from goodwill for all business combinations completed after June 30, 2001, as well as requires additional disclosures for those business combinations.

      SFAS No. 142 requires that goodwill and certain other intangible assets acquired after June 30, 2001 no longer be amortized. Beginning on January 1, 2002, amortization of existing goodwill and certain other intangible assets will no longer be permitted and the Company will be required to assess these assets for impairment annually, or more frequently if circumstances indicate a potential impairment. Furthermore, this statement provides specific guidance for testing goodwill and certain other intangible assets for impairment. Transition-related impairment losses, if any, which result from the initial assessment of goodwill and certain other intangible assets would be recognized by the Company as a cumulative effect of accounting change on January 1, 2002. The Company is currently evaluating the impact of adopting this standard on its financial position and results of operations.

      During the six months ended June 30, 2001 and 2000, the Company recorded amortization expense of $76 million and $55 million, respectively, related to goodwill and certain other intangible assets that will no longer be amortized upon adoption of SFAS No. 142. In addition, during the six months ended June 30, 2001, the Company recorded amortization expense of $23 million related to the difference between the value of the Company's investment in Homestore.com, Inc. ("Homestore") and the underlying equity in Homestore that will no longer be amortized. Such amount is net of the amortization of the Company's deferred gain recorded on the sale of move.com to Homestore, which would also no longer be amortized.

2.    EARNINGS PER SHARE

      Earnings per share ("EPS") for periods after March 31, 2000, the date of the original issuance of Move.com common stock, has been calculated using the two-class method. Income per common share before extraordinary loss and cumulative effect of accounting change for each class of common stock was computed as follows:

                                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                             JUNE 30,                JUNE 30,
                                                                     -----------------------   ---------------------
                                                                        2001         2000         2001        2000
                                                                     ----------   ----------   ---------   ---------
      CD COMMON STOCK
      Income before extraordinary loss and cumulative effect
         of accounting change, including Cendant Group's
         retained interest in Move.com Group                         $      243   $      177   $     502   $     303
      Convertible debt interest, net of tax                                   3            3           6           5
      Adjustment to Cendant Group's retained interest in
         Move.com Group(a)                                                   --           --          (3)         --
                                                                     ----------   ----------   ----------  ---------
      Income before extraordinary loss and cumulative effect
         of accounting change for diluted EPS                        $      246   $      180   $     505   $     308
                                                                     ===========  ==========   =========   =========

      WEIGHTED AVERAGE SHARES OUTSTANDING:
        Basic                                                               851          722         820         720
        Stock options, warrants and non-vested shares                        36           22          30          27
        Convertible debt                                                     18           18          18          18
                                                                     ----------   ----------   ---------   ---------
        Diluted                                                             905          762        868          765
                                                                     ==========   ==========   =========   =========

                                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                          JUNE 30,                   JUNE 30,
                                                                  ------------------------   ----------------------
                                                                      2001        2000           2001       2000
                                                                  -----------   ----------   ----------   ---------
      MOVE.COM COMMON STOCK
      Income (loss) before extraordinary loss and cumulative
         effect of accounting change, excluding Cendant Group's
         retained interest in Move.com Group                      $        (1)  $       (2)   $      17   $      (2)
      Adjustment to Cendant Group's retained interest in
         Move.com Group(a)                                                 --           --            3          --
                                                                  -----------   ----------   ----------   ---------
      Income (loss) before extraordinary loss and cumulative
         effect of accounting change for diluted EPS              $        (1)  $       (2)  $       20   $      (2)
                                                                  ===========   ==========   ==========   =========

      WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic                                                                  1            4            2           4
      Stock options                                                         --           --           --          --
                                                                   -----------   ----------   ----------   ---------
      Diluted                                                                1            4            2           4
                                                                   ===========   ==========   ==========   =========

      ----------
      (a) Represents the change in Cendant Group's retained interest in Move.com Group due to the dilutive impact of Move.com common stock options.

      Basic and diluted losses per share of CD common stock from the cumulative effect of an accounting change were both $0.04 for the six months ended June 30, 2001, and $0.08 and $0.07, respectively, for the six months ended June 30, 2000.

      The following table summarizes the Company's outstanding common stock equivalents which were antidilutive and therefore excluded from the computation of diluted EPS:

                                                                 JUNE 30,
                                                           ---------------------
                                                              2001       2000
                                                           ---------   ---------
       CD COMMON STOCK
           Options(a)                                             94         105
           Warrants(b)                                             2          31
           FELINE PRIDES                                          --          61

       MOVE.COM COMMON STOCK
           Options(c)                                             --           6
           Warrants(d)                                            --           2

----------
      (a)   The weighted  average  exercise prices for  antidilutive  options at
            June 30, 2001 and 2000 were $22.81 and $22.71, respectively.
      (b)   The weighted average  exercise prices for  antidilutive  warrants at
            June 30, 2001 and 2000 were $21.31 and $22.91, respectively.
      (c)   The weighted average exercise price for antidilutive options at June
            30, 2000 was $18.22.
      (d) The weighted average exercise price for antidilutive warrants at June 30, 2000 was $96.12.

3.    ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

      ACQUISITIONS

      AVIS GROUP HOLDINGS, INC. On March 1, 2001, the Company acquired all of the outstanding shares of Avis Group Holdings, Inc. ("Avis") for approximately $994 million. The acquisition was accounted for using the purchase method of accounting; accordingly, assets acquired and liabilities assumed were recorded on the Company's Consolidated Condensed Balance Sheet at March 1, 2001 based upon their estimated fair values at the date of acquisition. The results of operations of Avis have been included in the Consolidated Condensed Statement of Income since the date of acquisition.

      The excess of the purchase price over the estimated fair value of the underlying net assets acquired was allocated to goodwill and is being amortized over 40 years on a straight-line basis until the adoption of SFAS No. 142. The allocation of the excess purchase price is based upon preliminary estimates and assumptions and is subject to revision when appraisals have been finalized. Accordingly, revisions to the allocation, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocation. The preliminary allocation of the purchase price is summarized as follows:

                                                                                     AMOUNT
                                                                                    ---------
      Cash consideration                                                            $     937
      Fair value of converted options                                                      17
      Transaction costs and expenses                                                       40
                                                                                    ---------
      Total purchase price                                                                994
      Book value of Cendant's existing net investment in Avis                             409
                                                                                    ---------
      Cendant's basis in Avis                                                           1,403
      Historical value of liabilities assumed in excess of assets acquired                207
      Fair value adjustments                                                              108
                                                                                    ---------
      Excess purchase price over assets acquired and liabilities assumed            $   1,718
                                                                                    =========

      Pro forma net revenues, income before extraordinary loss and cumulative effect of accounting change, net income and the related per share data would have been as follows had the acquisition of Avis occurred on January 1, for each period presented:

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                 2001            2000
                                                                ----------   --------
     Net revenues                                               $    4,496   $  4,116

     Income before extraordinary loss and cumulative effect
        of accounting change                                           495        357
     Net income                                                        449        299

     CD common stock income per share:
        Basic
           Income before extraordinary loss and cumulative
              effect of accounting change                       $     0.58   $   0.50
           Net income                                                 0.53       0.42
        Diluted
           Income before extraordinary loss and cumulative
              effect of accounting change                       $     0.55   $   0.47
           Net income                                                 0.50       0.39

      These pro forma results do not give effect to any synergies expected to result from the acquisition of Avis and are not necessarily indicative of what actually would have occurred if the acquisition had been consummated on January 1, of each period, nor are they necessarily indicative of future consolidated results.

      FAIRFIELD RESORTS, INC. On April 2, 2001, the Company acquired all of the outstanding shares of Fairfield Resorts, Inc., formerly Fairfield
      Communities, Inc. ("Fairfield"), one of the largest vacation ownership companies in the United States, for approximately $760 million, including $20 million of transaction costs and expenses and $46 million related to the conversion of Fairfield employee stock options into CD common stock options. The results of operations of Fairfield have been included in the Consolidated Condensed Statement of Income since the date of acquisition. This acquisition was not significant on a pro forma basis.

      The Company is in the process of integrating the operations of Avis and Fairfield and expects to incur transition costs relating to such integrations. Transition costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating certain other activities. These costs will be recorded on the Company's Consolidated Condensed Balance Sheet as adjustments to the purchase price or on the Company's Consolidated Condensed Statement of Income as expenses, as appropriate.

      GALILEO INTERNATIONAL, INC. On June 18, 2001, the Company announced that it had entered into a definitive agreement to acquire all of the outstanding common stock of Galileo International, Inc. ("Galileo"), a leading provider of electronic global distribution services for the travel industry, at an expected value of $33 per share, or approximately $3.1 billion, including estimated transaction costs and expenses and the conversion of Galileo employee stock options into CD common stock options. As part of the planned acquisition, the Company will also assume approximately $600 million of Galileo debt. The final acquisition price will be paid in a combination of CD common stock and cash. The number of shares of CD common stock to be paid to Galileo stockholders will fluctuate, between 116 million and 137 million shares, within a collar of $17 to $20 per share of CD common stock. The remainder of the purchase price will be paid in cash and may fluctuate if the average price per share of CD common stock during a stipulated period is above or below the collar. The transaction is subject to customary regulatory approvals and the approval of Galileo's stockholders. Although no assurances can be given, the Company expects the transaction to close in the third quarter of 2001. As a result of the issuance of SFAS No. 142, goodwill and certain other intangible assets arising from the transaction upon consummation will no longer be amortized.

      CHEAP TICKETS, INC. On August 13, 2001, the Company announced that it had entered into a definitive agreement to acquire all of the outstanding common stock of Cheap Tickets, Inc. ("Cheap Tickets"), a leading provider of discount leisure travel products, at a price of $16.50 per share, or approximately $425 million in cash. The transaction is subject to customary regulatory approvals and the approval of Cheap Tickets' stockholders. Although no assurances can be given, the Company expects the transaction to close in the fall of 2001.

      DISPOSITIONS

      On February 16, 2001, the Company completed the sale of its real estate Internet portal, move.com, along with certain ancillary businesses, to Homestore in exchange for approximately 21 million shares of Homestore common stock then valued at $718 million. The operations of these businesses were not material to the Company's financial position, results of operations or cash flows. The Company recorded a gain of $548 million on the sale of these businesses, of which $436 million ($262 million, after tax) was recognized at the time of closing. The Company deferred $112 million of the gain, which represents the portion that was equivalent to its common equity ownership percentage in Homestore at the time of closing. The deferred gain is being recognized into income over five years as a component of equity in Homestore.com within the Consolidated Condensed Statement of Income. The difference between the value of the Company's investment in Homestore and the underlying equity in the net assets of Homestore was $431 million, which is also being amortized over five years as a component of equity in Homestore.com within the Consolidated Condensed Statement of Income until the adoption of SFAS No. 142. During the six months ended June 30, 2001, such amount was reduced by $64 million due to the contribution of approximately 2 million shares of Homestore to Travel Portal, Inc. ("Travel Portal"), a company that was created to pursue the development of an online travel business for the benefit of certain current and future franchisees, and the distribution of approximately 2 million shares of Homestore to former Move.com common stockholders in exchange for formerly held shares of Move.com common stock.

4.    OTHER CHARGES (CREDITS)

      RESTRUCTURING AND OTHER UNUSUAL CHARGES

      During first quarter 2001, the Company incurred unusual charges totaling $185 million. Such charges primarily consisted of (i) $95 million to fund an irrevocable contribution to an independent technology trust responsible for providing technology initiatives for the benefit of certain current and future franchisees and (ii) $85 million incurred in connection with the creation of Travel Portal.

      MERGER-RELATED COSTS

      During first quarter 2001, the Company incurred charges of $8 million related to the acquisition and integration of Avis.

      LITIGATION SETTLEMENT AND RELATED COSTS

      During the six months ended June 30, 2001, the Company recorded charges of $33 million for litigation settlement and related costs in connection with previously discovered accounting irregularities in the former business units of CUC International, Inc. and resulting investigations into such matters. Such charges were partially offset by a non-cash credit of $14 million to reflect an adjustment to the PRIDES class action litigation settlement charge recorded by the Company in 1998.

5.    DEBT

      EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS

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

      During second quarter 2001, the Company issued zero-coupon zero-yield senior convertible notes for gross proceeds of $1.0 billion. The notes mature in 2021. The Company may be required to repurchase these notes on May 4, 2002. The Company is not required to pay interest on the notes unless an interest adjustment becomes payable, which may occur in specified circumstances commencing in 2004. Each $1,000 principal amount at maturity may be convertible, subject to satisfaction of specific contingencies, into approximately 39 shares of CD common stock. A portion of these notes, as well as the Company's 3% convertible subordinated notes, was classified as long-term debt at June 30, 2001 based on the Company's intent and ability to refinance such borrowings on a long-term basis.

      TERM LOAN. During first quarter 2001, the Company made a principal payment of $250 million to extinguish outstanding borrowings under its then existing term loan facility and entered into a new $650 million agreement with terms similar to its other revolving credit facilities. The new term loan amortizes in three equal installments on August 22, 2002, May 22, 2003 and February 22, 2004. Borrowings under this facility bear interest at LIBOR plus a margin of 125 basis points.

      CREDIT FACILITIES. Coincident with the acquisition of Avis, the Company assumed and guaranteed a $450 million six-year revolving credit facility maturing in June 2005. Borrowings under this facility bear interest at LIBOR plus a margin of approximately 175 basis points. The Company is required to pay a per annum facility fee of 37.5 basis points on this facility. The Company maintains additional commited audit facilities totaling $2.5 billion under two syndicated revolving credit agreements.

      RELATED TO MANAGEMENT AND MORTGAGE PROGRAMS

      MEDIUM-TERM NOTES. During first quarter 2001, PHH Corporation ("PHH"), a wholly-owned subsidiary of the Company, issued $650 million of medium-term notes under an existing shelf registration statement. These notes bear interest at a rate of 8 1/8% per annum and mature in February 2003.

      ASSET-BACKED NOTES. During first quarter 2001, the Company's Avis car rental subsidiary issued $750 million of floating rate asset-backed notes secured by rental vehicles owned by such subsidiary. The notes bear interest at a rate of LIBOR plus 20 basis points per annum and mature in April 2004.

      During second quarter 2001, the Company's Avis car rental subsidiary also registered $500 million of auction rate asset-backed notes secured by rental vehicles owned by such subsidiary. These notes bear interest at a rate of LIBOR plus or minus an applicable margin determined from time to time through an auction. As of June 30, 2001, approximately $190 million was issued under this registration statement.

      SHORT-TERM BORROWINGS. During second quarter 2001, the Company borrowed $325 million, which the Company repaid on July 2, 2001.

      SECURITIZATION AGREEMENT. Coincident with the acquisition of Fairfield on April 2, 2001, an unaffiliated bankruptcy remote special purpose antity, Fairfield Receivables Corporation, committed to purchase for cash, at the Company's option, up to $500 million of the Company's timeshare receivables. The Company will retain a subordinated residual interest and the related servicing rights and obligations in the transferred timeshare receivables. At June 30, 2001, the Company was servicing approximately $298 million of timeshare receivables transferred to Fairfield Receivables Corporation.

      CREDIT FACILITIES. During first quarter 2001, PHH renewed its $750 million syndicated revolving credit facility, which was due in 2001. The new facility bears interest at LIBOR plus an applicable margin, as defined in the agreement, and terminates on February 21, 2002. PHH is required to pay a per annum utilization fee of .25% if usage under the facility exceeds 25% of aggregate commitments. Under the new facility, any loans outstanding as of February 21, 2002 may be converted into a term loan with a final maturity of February 21, 2003. In addition to this new facility, PHH maintains a $750 million syndicated commited revolving credit facility and two other commited facilities totaling $275 million.

6.    COMMITMENTS AND CONTINGENCIES

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

7.    STOCKHOLDERS' EQUITY

      ISSUANCES OF CD COMMON STOCK

      During first quarter 2001, the Company settled the purchase contracts underlying its Feline PRIDES. Accordingly, the Company issued approximately 61 million shares of its CD common stock in satisfaction of its obligation to deliver common stock to beneficial owners of the PRIDES and received in exchange, the trust preferred securities forming a part of the PRIDES.

      During first quarter 2001, the Company also issued 46 million shares of its CD common stock at $13.20 per share for aggregate proceeds of approximately $607 million.

      REPURCHASES OF MOVE.COM COMMON STOCK

      During first quarter 2001, the Company repurchased 319,591 shares of Move.com common stock held by NRT Incorporated in exchange for $10 million in cash.

      During second quarter 2001, the Company repurchased 1,598,030 shares of Move.com common stock held by Liberty Digital, Inc. in exchange for 1,164,048 shares of Homestore common stock (valued at approximately $31 million) and approximately $19 million in cash.

      During second quarter 2001, the Company also repurchased all the remaining outstanding shares of Move.com common stock in exchange for 566,054 shares of Homestore common stock (valued at approximately $15 million).

      COMPREHENSIVE INCOME

      The components of comprehensive income are summarized as follows:

                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                          JUNE 30,                   JUNE 30,
                                                                  -----------------------   ------------------------
                                                                      2001         2000         2001         2000
                                                                  ----------   ----------   ----------   -----------
      Net income                                                  $      242   $      175   $      481   $       243
      Other comprehensive income (loss):
        Currency translation adjustments                                   1          (67)         (73)          (88)
        Unrealized gains (losses) on marketable securities,
           net of tax:
           Unrealized gains (losses) arising during period                 4          (31)          36           (43)
           Reclassification adjustment for losses realized
             in net income                                                --           --           45            --
        Unrealized losses on cash flow hedges, net of tax                 (4)          --           (7)           --
                                                                  ----------   ----------   ----------   -----------
        Total comprehensive income                                $      243   $       77   $      482   $       112
                                                                  ==========   ==========   ==========   ===========

      The after-tax components of accumulated other comprehensive loss for the six months ended June 30, 2001 are as follows:

                                                                     UNREALIZED         UNREALIZED       ACCUMULATED
                                                    CURRENCY       GAINS/(LOSSES)       LOSSES ON           OTHER
                                                   TRANSLATION     ON MARKETABLE        CASH FLOW       COMPREHENSIVE
                                                   ADJUSTMENTS       SECURITIES           HEDGES         INCOME/(LOSS)
                                                 --------------   ---------------   ------------------   -------------

     Balance, January 1, 2001                    $         (165)  $           (69)  $               --   $        (234)

     Current period change                                  (73)               81                   (7)              1
                                                 --------------   ---------------   ------------------   -------------
     Balance, June 30, 2001                      $         (238)  $            12   $               (7)  $        (233)
                                                 ==============   ===============   ==================   =============

8.    DERIVATIVES

      Consistent with its risk management policies,  the Company manages foreign
      currency,   interest  rate  and  gasoline  price  risks  using  derivative instruments.

      FOREIGN CURRENCY RISK

      The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the British pound, Canadian dollar and Euro. The majority of the forward contracts do not qualify for hedge accounting treatment under SFAS No. 133. The fluctuations in the value of these foreign currency forwards do, however, effectively offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Forward contracts that are used to hedge certain forecasted royalty receipts up to 12 months are designated as and qualify as cash flow hedges. The impact of those foreign currency forwards is not material to the Company's results of operations or financial position at June 30, 2001.

      INTEREST RATE RISK

      The Company's mortgage-related assets, its retained interests in certain qualifying special purpose entities and the debt used to finance much of the Company's operations are exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in managing the Company's interest rate risks include swaps and instruments with option features. A combination of fair value hedges, cash flow hedges and financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133 are used to manage the Company's portfolio of interest rate sensitive assets and liabilities.

      The Company uses fair value hedges to manage its mortgage servicing rights, mortgage loans held for sale and certain fixed rate medium-term notes. During the three and six months ended June 30, 2001, the Company recorded losses of $19 million and $23 million, respectively, to reflect the ineffective portion of its fair value hedges. Such amounts are included in net revenues within the Consolidated Condensed Statement of Income. The component of the derivative instruments' gain that was excluded from the Company's assessment of hedge effectiveness was $20 million for the three and six months ended June 30, 2001.

      The Company uses cash flow hedges to manage the interest expense incurred on its floating rate debt and on a portion of its principal common stockholder litigation settlement liability. Ineffectiveness resulting from these cash flow hedging relationships during the three and six months ended June 30, 2001 was not material to the Company's results of operations. Derivative gains and losses included in other comprehensive income are reclassified into earnings when interest payments or other liability-related accruals impact earnings. During the three and six months ended June 30, 2001, the amount of gains or losses reclassified from other comprehensive income to earnings was not material to the Company's results of operations. Over the next 12 months, derivative losses of approximately $7 million are expected to be reclassified into earnings. Certain of the Company's forecasted cash flows are hedged up to three years into the future.

      GASOLINE PRICE RISK

      The Company uses gasoline puts to hedge its exposure to gasoline prices affecting businesses within its Vehicle Services segment. The impact of those put option contracts is not material to the Company's results of operations or financial position at June 30, 2001.

9.    SEGMENT INFORMATION

      Management evaluates each segment's performance based upon a modified earnings before interest, income taxes, depreciation and amortization and minority interest calculation. For this purpose, Adjusted EBITDA is
      defined  as  earnings  before   non-vehicle   interest,   income  taxes,
      non-vehicle depreciation and amortization, minority interest and equity in Homestore.com, adjusted to exclude certain items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific.

                                                         THREE MONTHS ENDED JUNE 30,
                                                    2001                            2000
                                        ------------------------------  ----------------------------
                                                          ADJUSTED                       ADJUSTED
                                          REVENUES         EBITDA         REVENUES        EBITDA
                                        -----------   ----------------  ------------  --------------
      Real Estate Services              $       474   $           231   $        377  $          193
      Hospitality                               473               159            257             103
      Vehicle Services                        1,112               142            135              67
      Financial Services                        332                70            321              83
                                        -----------   ---------------   ------------  --------------
      Total Reportable Segments               2,391               602          1,090             446
      Corporate and Other(a)                     12               (15)            47             (42)
                                        -----------   ----------------  ------------  --------------
      Total Company                     $     2,403   $           587   $      1,137  $          404
                                        ===========   ===============   ============  ==============

                                                          SIX MONTHS ENDED JUNE 30,
                                                   2001                            2000
                                        -----------------------------   ----------------------------
                                                         ADJUSTED                        ADJUSTED
                                         REVENUES         EBITDA          REVENUES        EBITDA
                                        -----------   ---------------   ------------  --------------
      Real Estate Services              $       813   $           363   $        666  $          308
      Hospitality                               737               263            499             195
      Vehicle Services                        1,566               234            272             139
      Financial Services                        722               201            702             216
                                        -----------   ---------------   ------------  --------------
      Total Reportable Segments               3,838             1,061          2,139             858
      Corporate and Other(a)                     51               (31)           126             (42)
                                        -----------   ----------------  ------------  --------------
      Total Company                     $     3,889   $         1,030   $      2,265  $          816
                                        ===========   ===============   ============  ==============

----------
(a) Included in Corporate and Other are the results of operations of the Company's non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

      Total assets for the Company's Vehicle Services segment were $13.7 billion and $2.7 billion as of June 30, 2001 and December 31, 2000, respectively.

      Provided below is a reconciliation of Adjusted EBITDA to income before income taxes, minority interest and equity in Homestore.com.

                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                          JUNE 30,                  JUNE 30,
                                                                  -----------------------   ------------------------
                                                                     2001         2000         2001          2000
                                                                  ----------   ---------    ----------   -----------
      Adjusted EBITDA                                             $      587   $      404   $    1,030   $       816
      Non-vehicle depreciation and amortization                         (121)         (86)        (222)         (171)
      Other (charges) credits:
        Restructuring and other unusual                                   --           --         (185)         (106)
        Litigation settlement and related                                 (9)          (5)         (19)           33
        Merger-related                                                    --           --           (8)            -
      Non-vehicle interest, net                                          (61)         (22)        (122)          (47)
      Net gain (loss) on dispositions of businesses                       --            4          435           (10)
                                                                  ----------   ----------   ----------   -----------
      Income before income taxes, minority interest and
       equity in Homestore.com                                    $      396   $      295   $      909   $       515
                                                                  ==========   ==========   ==========   ===========

10.   SUBSEQUENT EVENTS

      ISSUANCE OF UPPER DECS. On July 27, 2001, the Company completed a public offering of 15 million Upper DECS, each consisting of both a senior note and a forward purchase contract, aggregating $750 million principal amount. The senior notes have a term of five years and initially bear interest at an annual rate of 6.75%. The forward purchase contracts require the holder to purchase a minimum of 1.7593 shares and a maximum of
      2.3223 shares of CD common stock, based upon the average closing price of CD common stock during a stipulated period, in August 2004. The forward purchase contracts also require distributions at an annual rate of 1.00% through August 2004, at which time the forward purchase contracts will be settled. The interest rate on the senior notes will be reset based upon a remarketing in either May or August 2004. On August 8, 2001, the underwriters exercised an option to purchase an additional 2.25 million Upper DECS, aggregating $112.5 million principal amount, to cover over-allotments.

      REGISTRATION OF DEBT AND EQUITY SECURITIES. On July 25, 2001, the Company filed a registration statement, which provides for an aggregate public offering of up to $3.0 billion of debt or equity securities.

      SECURITIZATION AGREEMENT. On August 6, 2001, the Company sold $213 million of vacation ownership interval loans to a bankruptcy remote special purpose entity. The Company retains a subordinated residual interest and the related servicing obligations in the loans.

      OFFERING OF NOTES. On August 13, 2001, the Company sold $850 million aggregate principal amount of 6.875% notes to qualified institutional buyers for net proceeds of $843 million. The notes mature in August 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts are in millions.

RESULTS OF CONSOLIDATED OPERATIONS - 2001 VS. 2000

On March 1, 2001, we acquired all of the outstanding shares of Avis Group Holdings, Inc. for approximately $994 million, including $40 million of transaction costs and expenses and $17 million related to the conversion of Avis employee stock options into CD common stock options. Avis is one of the world's leading service and information providers for comprehensive automotive transportation and vehicle management solutions.

On April 2, 2001, we acquired all of the outstanding shares of Fairfield Resorts, Inc., (formerly Fairfield Communities, Inc.) for approximately $760 million, including $20 million of transaction costs and expenses and $46 million related to the conversion of Fairfield employee stock options into CD common stock options. Fairfield is one of the largest vacation ownership companies in the United States.

The consolidated results of operations of Avis and Fairfield have been included in our consolidated results of operations since their respective dates of acquisition.

Strong contributions from many of our businesses and the addition of the operations of Avis and Fairfield produced revenue growth of $1.3 billion, or 111%, and $1.6 billion, or 72%, for the three and six months ended June 30, 2001, respectively. Our expenses increased $1.2 billion, or 137%, and $1.7 billion, or 96%, for the three and six months ended June 30, 2001, respectively, primarily as a result of the acquisitions of Avis and Fairfield. Our non-vehicle interest expense increased primarily as a result of interest expense accrued on our stockholder litigation settlement liability.

Also during first quarter 2001, we sold our real estate Internet portal, move.com, along with certain ancillary businesses, to Homestore.com, Inc. in exchange for approximately 21 million shares of Homestore common stock then valued at $718 million. We recorded a gain of $548 million on the sale of these businesses, of which $436 million ($262 million, after tax) was recognized at the time of closing. We deferred $112 million of the gain, which represents the portion that was equivalent to our common equity ownership percentage in Homestore at the time of closing.

Our overall effective tax rate was 33% for the three months ended June 30, 2001 and 2000 and 37% and 34% for the six months ended June 30, 2001 and 2000, respectively. The higher tax rate for the six months ended June 30, 2001 was primarily due to higher state income taxes provided on the gain on the disposition of businesses discussed above.

As a result of the above-mentioned items, income before extraordinary loss and cumulative effect of accounting change increased $67 million, or 38%, and $218 million, or 72%, in the three and six months ended June 30, 2001, respectively.

RESULTS OF REPORTABLE SEGMENTS

The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-vehicle interest, income taxes, non-vehicle depreciation and amortization, minority interest and equity in Homestore.com, adjusted to exclude certain items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Our management believes such discussions are the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

THREE MONTHS ENDED JUNE 30, 2001 VS. THREE MONTHS ENDED JUNE 30, 2000

                                                 REVENUES                                   ADJUSTED EBITDA
                                 -----------------------------------------      -------------------------------------
                                                                     %                                           %
                                      2001         2000            CHANGE         2001             2000        CHANGE
                                 -----------     -----------   -----------      ----------      ----------   ----------
Real Estate Services             $       474     $       377            26%     $      231      $      193           20%
Hospitality                              473             257            84             159             103           54
Vehicle Services                       1,112             135             *             142              67            *
Financial Services                       332             321             3              70              83          (16)
                                 -----------     -----------                    ----------      ----------
Total Reportable Segments              2,391           1,090                           602             446
Corporate and Other(a)                    12              47             *             (15)(b)         (42)(b)        *
                                 -----------      ----------                    ----------      ----------

Total Company                    $     2,403     $     1,137                    $      587      $      404
                                 ===========     ===========                    ==========     ==========

----------
*     Not meaningful.
(a)   Included  in  Corporate  and Other are the  results of  operations  of our non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.
(b) Excludes charges of $9 million and $5 million for litigation settlement and related costs for the three months ended June 30, 2001 and 2000, respectively. The 2000 charge was partially offset by $4 million of gains related to the dispositions of businesses.

REAL ESTATE SERVICES
Revenues and EBITDA increased $97 million (26%) and $38 million (20%), respectively. The increase in operating results was primarily driven by substantial growth in mortgage loan production, due to increased refinancing activity and purchase volume during second quarter 2001. Increases in relocation services and higher royalties from our Century 21(R), Coldwell Banker(R), and ERA(R) franchise brands also contributed to the favorable operating results.

Collectively, mortgage loans sold increased $5.2 billion (109%) to $9.9 billion, generating incremental revenues of $103 million, or an increase of 139%. Closed mortgage loans increased $5.9 billion (100%) to $11.8 billion. This growth consisted of a $4.3 billion increase (approximately eleven fold) in refinancings and a $1.6 billion increase (29%) in purchase mortgage closings. Beginning in January 2001, Merrill Lynch outsourced its mortgage originations and servicing operations to us, whereby new Merrill Lynch business accounted for 14% of our mortgage closings in second quarter 2001. A significant portion of mortgages closed in any quarter will generate revenues in future periods as such loans are packaged and sold (revenues are recognized upon the sale of the loan, typically 45-60 days after closing). Partially offsetting record production revenues was a $22 million decline in loan net servicing revenue. The average servicing portfolio grew $28 billion (49%) as a result of the high volume of mortgage loan originations and Merrill Lynch's outsourcing of its mortgage origination operations. However, accelerated servicing amortization expenses during second quarter 2001, due primarily to refinancing activity, more than offset the increase in recurring servicing fees from the portfolio growth. Additionally, operating expenses within this segment increased to support the higher volume of mortgage originations and related servicing activities.

Service based fees from relocation activities also contributed to the increase in revenues and EBITDA. Relocation referral fees increased $6 million due to increased market penetration.

Also contributing to revenue and EBITDA growth in second quarter 2001 were franchisee fees (royalties and initial fees) from our Century 21(R), Coldwell Banker(R) and ERA(R) franchise brands. Franchise fees increased $12 million (8%), despite only moderate industry-wide growth, and a year-over-year industry decline in California. Contributing to the increase in royalties was a 2% increase in home sales volume, which was supported by increased unit growth from franchise sales and acquisitions by NRT Incorporated, our largest franchisee. Partially offsetting the revenue and EBITDA increases was a $10 million gain recognized in second quarter 2000 on the sale of a portion of our preferred stock investment in NRT.

HOSPITALITY
Revenues and EBITDA increased $216 million (84%) and $56 million (54%), respectively. While Fairfield produced the bulk of the increase in operating results, our pre-existing timeshare exchange operations also contributed to this growth. Fairfield contributed revenues and EBITDA of $197 million and $50 million, respectively, which is substantially greater than their operating results in second quarter 2000 as an independent company. Additionally, in January 2001, we acquired Holiday Cottages Group Limited, the leading UK brand in the holiday cottages rental sector. Excluding the acquisitions of Fairfield and Holiday Cottages, revenues and EBITDA increased $12 million (5%) and $4 million (4%), respectively. Such growth was substantially a result of an $11 million (13%) increase in timeshare subscription and transaction revenues primarily due to increases in members and exchange transactions. Timeshare staffing costs increased to support volume growth and meet anticipated service levels.

VEHICLE SERVICES
Revenues and EBITDA increased $977 million and $75 million, respectively, substantially due to the acquisition of Avis. The operations of Avis are comprised of the car rental business and the fleet management business, which provides integrated fleet management services to corporate customers including vehicle leasing, advisory services, fuel and maintenance cards, other expense management programs and productivity enhancement. The acquisition contributed incremental revenue and EBITDA of $967 million and $65 million, respectively. Additionally, our National Car Parks subsidiary contributed incremental revenue of $10 million in second quarter 2001. Prior to the acquisition, revenues and EBITDA consisted principally of earnings from our equity investment in Avis, royalties received from Avis and the operations of our National Car Parks subsidiary.

FINANCIAL  SERVICES
Revenues increased $11 million (3%), while EBITDA decreased $13 million (16%). Jackson Hewitt, our tax preparation franchise business, contributed incremental revenues of $4 million, principally comprised of higher royalties due to an increase in tax return volume. Such increase was recognized with no corresponding increase in expenses due to significant operating leverage within Jackson Hewitt. The decline in EBITDA was entirely due to a reduced contribution from our individual membership business, which had been incurring increased marketing expenses to attract new members. Direct marketing expenses increased $9 million. Also, a decrease in membership expirations during second quarter 2001 (revenue is generally recognized upon expiration of the membership) was partially mitigated by a favorable mix of products and programs and a reduction in operating expenses, principally commissions, which directly related to servicing fewer members. During fourth quarter 2000, we re-acquired and integrated Netmarket Group, an online membership business, which contributed $15 million to revenues and $4 million to EBITDA in second quarter 2001. Also during second quarter 2000, $8 million of fees were recognized from the sale of certain referral agreements with car dealers, which contributed to a reduction in revenues and EBITDA.

On July 2, 2001, we announced that we had entered into a number of agreements, including a forty-year outsourcing agreement, with Trilegiant Corporation, a newly formed company owned by the former management of our Cendant Membership Services and Cendant Incentives subsidiaries. Under the agreements, we will continue to recognize revenue and collect membership fees and are obligated to provide membership benefits to existing members, including all renewals, of our individual membership business. Trilegiant will provide fulfillment services to these members in exchange for a servicing fee. Trilegiant will license and/or lease from us the assets of our individual membership business to service existing members and obtain new members for which Trilegiant will retain the economic benefits and service obligations. Beginning in the third quarter of 2002, we will receive from Trilegiant a royalty from membership fees generated by their new membership joins. The royalty received will range from a rate of 5% to 16% of Trilegiant membership revenue.

CORPORATE AND OTHER
Revenues decreased $35 million, while Adjusted EBITDA increased $27 million. In February 2001, we sold our real estate Internet portal, move.com, along with certain other ancillary businesses. Such businesses collectively accounted for a $25 million decline in revenues and a $28 million improvement in Adjusted EBITDA which reflected our investment in the development and marketing of the portal during second quarter 2000. In addition, as a result of the Avis acquisition, revenues from providing electronic reservation processing services to Avis decreased $14 million with no impact to Adjusted EBITDA.

SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED JUNE 30, 2000

                                                 REVENUES                                   ADJUSTED EBITDA
                                 -----------------------------------------      -------------------------------------
                                                                      %                                           %
                                      2001         2000            CHANGE         2001            2000(e)      CHANGE
                                 -----------     -----------   -----------      ----------      ----------   ----------
Real Estate Services             $       813     $       666            22%     $      363(b)   $      308           18%
Hospitality                              737             499            48             263             195(f)        35
Vehicle Services                       1,566             272             *             234(c)          139            *
Financial Services                       722             702             3             201             216           (7)
                                 -----------     -----------                    ----------      ----------
Total Reportable Segments              3,838           2,139                         1,061             858
Corporate and Other(a)                    51             126             *             (31)(d)         (42)(g)        *
                                 -----------     -----------                    ----------      ----------

Total Company                    $     3,889     $     2,265                    $    1,030      $      816
                                 ===========     ===========                    ==========      ==========

----------
*     Not meaningful.
(a)   Included  in  Corporate  and Other are the  results of  operations  of our non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.
(b) Excludes a charge of $95 million to fund an irrevocable contribution to an independent technology trust responsible for providing technology initiatives for the benefit of certain current and future franchisees.
(c) Excludes a charge of $4 million related to the acquisition and integration of Avis.
(d) Excludes (i) a net gain of $435 million related to the dispositions of businesses and (ii) a credit of $14 million to reflect an adjustment to the PRIDES class action litigation settlement charge recorded by the Company in 1998. Such amounts were partially offset by charges of (i) $85 million incurred in connection with the creation of Travel Portal, Inc., a company that was created to pursue the development of an online travel business for the benefit of certain current and future franchisees, (ii) $33 million for litigation settlement and related costs, (iii) $7 million related to a non-cash contribution to the Cendant Charitable Foundation and (iv) $4 million related to the acquisition and integration of Avis.
(e) Excludes a charge of $106 million in connection with restructuring and other initiatives ($2 million, $63 million, $31 million and $10 million within Real Estate Services, Hospitality, Financial Services and Corporate and Other, respectively).
(f)   Excludes $4 million of losses related to the dispositions of businesses.
(g) Excludes a non-cash credit of $41 million in connection with a change to the original estimate of the number of Rights to be issued in connection with the PRIDES settlement resulting from unclaimed and uncontested Rights. Such credit was partially offset by (i) $6 million of losses related to the dispositions of businesses and (ii) $8 million of litigation settlement and related costs.

REAL ESTATE SERVICES
Revenues and Adjusted EBITDA increased $147 million (22%) and $55 million (18%), respectively. The increase in operating results was primarily driven by substantial growth in mortgage loan production, due to increased refinancing activity and purchase volume during the first half of 2001. Increases in relocation services and higher royalties from our Century 21(R), Coldwell Banker(R), and ERA(R) franchise brands also contributed to the favorable operating results.

Collectively, mortgage loans sold increased $7.4 billion (87%) to $15.8 billion, generating incremental revenues of $136 million, or an increase of 107%. Closed mortgage loans increased $9.7 billion (99%) to $19.4 billion. This growth consisted of a $6.8 billion increase (approximately ten-fold) in refinancings and a $2.9 billion increase (32%) in purchase mortgage closings. Beginning in January 2001, Merrill Lynch outsourced its mortgage originations and servicing operations to us. New Merrill Lynch business accounted for 14% of our mortgage closings in first half 2001. A significant portion of mortgages closed in any quarter will generate revenues in future periods as such loans are packaged and sold (revenues are recognized upon the sale of the loan, typically 45-60 days after closing). Partially offsetting record production revenues was a $14 million decline in loan net servicing revenue. The average servicing portfolio grew $29 billion (52%) as a result of the high volume of mortgage loan originations and Merrill Lynch's outsourcing of its mortgage origination operations to us. However, accelerated servicing amortization expenses during the first half of 2001, due primarily to refinancing activity, more than offset the increase in recurring servicing fees from the portfolio growth. Additionally, operating expenses within this segment increased to support the higher volume of mortgage originations and related servicing activities.

Service based fees from relocation activities also contributed to the increase in revenues and Adjusted EBITDA. Relocation referral fees increased $11 million and net interest income from relocation operations was $8 million favorable due to the maintenance of lower debt levels.

Also contributing to revenue and Adjusted EBITDA growth in the first half of 2001 were royalties from our real estate franchise brands. Royalties increased $7 million (3%), principally due to an increase in the average price of homes sold. Controllable expenses increased principally to support the higher volume of mortgage originations and related service activities. Partially offsetting the revenue and Adjusted EBITDA increases was a $10 million gain recognized in second quarter 2000 on the sale of a portion of our preferred stock investment in NRT.

HOSPITALITY
Revenues and Adjusted EBITDA increased $238 million (48%) and $68 million (35%), respectively. While Fairfield produced the bulk of the increase in operating results, our pre-existing timeshare exchange operations also contributed to this growth. Fairfield contributed revenues and Adjusted EBITDA of $197 million and $50 million, respectively. The additional growth was due to the acquisition of Holiday Cottages and a $21 million (12%) increase in timeshare subscription and transaction revenues primarily due to increases in members and exchange transactions. Timeshare staffing costs marginally increased to support volume growth and meet anticipated service levels.

VEHICLE SERVICES
Revenues  and  Adjusted   EBITDA   increased   $1.3  billion  and  $95  million,
respectively, substantially due to the acquisition of Avis. Assuming the acquisition of Avis had occurred on January 1, for each of the periods presented, revenues and Adjusted EBITDA would have been $2.2 billion and $227 million, respectively, for the six months ended June 30, 2001, and $2.1 billion and $318 million, respectively, for the six months ended June 30, 2000. Revenues would have increased by $50 million (2%) and Adjusted EBITDA would have decreased by $91 million (29%) due to the substantial increase in operating costs.

FINANCIAL SERVICES
Revenues increased $20 million (3%), while EBITDA decreased $15 million (7%). Jackson Hewitt contributed incremental revenues of $15 million, principally comprised of higher royalties due to a 32% increase in tax return volume. Such increase was recognized with relatively no corresponding increase in expenses due to significant operating leverage within Jackson Hewitt. The decline in EBITDA was substantially due to a reduced contribution from our individual membership business, which had been incurring increased marketing expenses to attract new members. Direct marketing expenses increased $10 million. Also, a decrease in membership expirations (revenue is generally recognized upon expiration of the membership) was partially mitigated by a favorable mix of products and programs with marketing partners and a reduction in operating expenses, principally commissions, which directly related to servicing fewer members. During fourth quarter 2000, we re-acquired and integrated Netmarket Group, which contributed $31 million to revenues and $7 million to EBITDA in the first half of 2001. Revenues and EBITDA in 2000 included $8 million of fees recognized from the sale of certain referral agreements with car dealers. EBITDA in 2000 also included $5 million of costs that were incurred to consolidate certain of our domestic insurance, wholesale businesses.

CORPORATE AND OTHER Revenues decreased $75 million while Adjusted EBITDA increased $11 million. In February 2001, we sold our real estate Internet portal, move.com, along with certain other ancillary businesses. Such businesses collectively accounted for a decline in revenues of $32 million and an improvement in Adjusted EBITDA of $45 million, which reflected our investment in the development and marketing of the portal during the first half of 2000. Revenues and Adjusted EBITDA were negatively impacted by $30 million less income from financial investments. In addition, as a result of the Avis acquisition, revenues from providing electronic reservation processing services to Avis decreased $9 million with no Adjusted EBITDA impact. Adjusted EBITDA in the first half of 2001 benefited from the absence of $11 million of costs incurred to pursue Internet initiatives during the first half of 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Within our car rental, vehicle management, relocation, mortgage services and timeshare development businesses, we purchase assets or finance the purchase of assets on behalf of our clients. Assets generated in this process are classified as assets under management and mortgage programs. The fees generated from these clients are used, in part, to repay the interest and principal associated with the financing of these assets. Accordingly, the cash inflows or outflows relating to the principal repayment or funding of such assets are classified as activities of our management and mortgage programs. We seek to offset the interest rate exposures inherent in our assets under management and mortgage programs by matching such assets with financial liabilities that have similar term and interest rate characteristics. As a result, we minimize the interest rate risk associated with managing these assets and create greater certainty around the financial income that they produce. Funding for our assets under management and mortgage programs is provided by both unsecured corporate borrowings and securitized financing arrangements, which are classified as liabilities under management and mortgage programs.

FINANCIAL CONDITION

                                                                 JUNE 30,      DECEMBER 31,
                                                                   2001            2000         CHANGE
                                                               -----------   ---------------   ---------
Total assets exclusive of assets under programs                $    17,674   $        12,211   $   5,463
Assets under programs                                               11,613             2,861       8,752

Total liabilities exclusive of liabilities under programs      $    12,160   $         7,724   $   4,436
Liabilities under programs                                          11,023             2,516       8,507
Mandatorily redeemable securities                                      375             2,058      (1,683)

Stockholders' equity                                                 5,729             2,774       2,955

Total assets exclusive of assets under programs increased primarily due to an increase in goodwill resulting from the acquisitions of Avis and Fairfield, various other increases in assets also due to the acquisitions and cash proceeds provided by financing activities. Assets under programs increased primarily due to vehicles acquired in the acquisition of Avis.

Total liabilities exclusive of liabilities under programs increased primarily due to $2.7 billion of debt issued during 2001, approximately $900 million of debt assumed in the acquisition of Avis and various other increases in liabilities also due to the acquisitions of Avis and Fairfield. Liabilities under programs increased primarily due to approximately $6.8 billion of debt assumed in the acquisition of Avis and $1.9 billion of debt issued during 2001.

Mandatorily redeemable securities decreased due to the exchange of these securities in connection with the settlement of the purchase contracts underlying the Feline PRIDES during first quarter 2001, which resulted in the issuance of approximately 61 million shares of CD common stock.

Stockholders' equity increased primarily due to the above-mentioned issuance of approximately 61 million shares of CD common stock, the issuance during first quarter 2001 of 46 million shares of CD common stock at $13.20 per share for aggregate proceeds of approximately $607 million and net income of $481 million during 2001.

LIQUIDITY AND CAPITAL RESOURCES

Based upon cash flows provided by our operations and access to liquidity through various other sources, including public debt and equity markets and financial institutions, we have sufficient liquidity to fund our current business plans and obligations.

CASH FLOWS

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                ----------------------------------------
                                                                    2001           2000        CHANGE
                                                                ----------     ----------    -----------
Cash provided by (used in):
  Operating activities                                          $    1,191     $      171    $     1,020
  Investing activities                                              (3,780)          (102)        (3,678)
  Financing activities                                               3,549            (22)         3,571
Effects of exchange rate changes on cash and cash equivalents            9             23            (14)
                                                                ----------     ----------    -----------
Net change in cash and cash equivalents                         $      969     $       70    $       899
                                                                ==========     ==========    ===========

Cash flows from operating activities increased primarily due to the impact of the Avis acquisition.

Cash flows used in investing activities increased primarily due to (i) the utilization of cash to fund the acquisitions of Avis and Fairfield, (ii) a net outflow of approximately $1.1 billion to acquire vehicles used in our Avis business and (iii) the funding of $500 million to the stockholder litigation settlement trust during 2001.

Cash flows from financing activities resulted in an inflow of $3.5 billion in 2001 compared to an outflow of $22 million in 2000 primarily due to proceeds of $3.4 billion received from the issuances of debt and CD common stock during 2001.

CAPITAL EXPENDITURES

Capital expenditures during 2001 amounted to $151 million and were utilized to support operational growth, enhance marketing opportunities and develop operating efficiencies through technological improvements. We anticipate a capital expenditure investment during 2001 ranging from $300 million to $350 million. Such amount represents an increase from 2000 primarily due to the acquisitions of Avis and Fairfield.

DEBT FINANCING

EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS

Our total long-term debt increased $2.9 billion to $4.9 billion at June 30, 2001. Such increase was primarily attributable to the assumption of Avis debt of approximately $900 million and additional debt issuances of $2.7 billion.

During first quarter 2001, we issued $1.5 billion aggregate principal amount at maturity of zero-coupon senior convertible notes for aggregate gross proceeds of approximately $900 million. We used $250 million of such proceeds to extinguish outstanding borrowings under our then-existing term loan facility. The remaining proceeds were used for general corporate purposes. These notes mature in 2021 and were issued at a price representing a yield-to-maturity of 2.5%. We will not make periodic payments of interest on the notes, but may be required to make nominal cash payments in specified circumstances. Each $1,000 principal amount at maturity may be convertible, subject to satisfaction of specific contingencies, into 33.4 shares of CD common stock. The notes will not be redeemable by us prior to February 13, 2004, but will be redeemable thereafter at the issue price of $608.41 per note plus accrued discount through the redemption date. In addition, holders of the notes may require us to repurchase the notes on February 13, 2004, 2009 or 2014. In such circumstance, we may pay the purchase price in cash, shares of our CD common stock, or any combination thereof.

During first quarter 2001, we also entered into a $650 million term loan agreement with terms similar to our other revolving credit facilities. This term loan amortizes in three equal installments on August 22, 2002, May 22, 2003 and February 22, 2004. Borrowings under this facility bear interest at LIBOR plus a margin of 125 basis points. A portion of this term loan was used to finance the acquisition of Avis.

During second quarter 2001, we issued zero-coupon zero-yield senior convertible notes for gross proceeds of $1.0 billion. We expect to utilize these proceeds for general corporate purposes and to reduce certain borrowings. These notes mature in 2021. We are not required to pay interest on these notes unless an interest adjustment becomes payable, which may occur in specified circumstances commencing in 2004. Each $1,000 principal amount at maturity may be convertible, subject to satisfaction of specific contingencies, into approximately 39 shares of CD common stock.

On July 27, 2001, we completed a public offering of 15 million Upper DECS, each consisting of both a senior note and a forward purchase contract, aggregating $750 million principal amount. The senior notes have a term of five years and initially bear interest at an annual rate of 6.75%. The forward purchase contracts require the holder to purchase a minimum of 1.7593 shares and a maximum of 2.3223 shares of CD common stock, based upon the average closing price of CD common stock during a stipulated period, in August 2004. The forward purchase contracts also require distributions at an annual rate of 1.00% through August 2004, at which time the forward purchase contracts will be settled. The interest rate on the senior notes will be reset based upon a remarketing in either May or August 2004. On August 8, 2001, the underwriters exercised an option to purchase an additional 2.25 million Upper DECS, aggregating $112.5 million principal amount, to cover over-allotments. We expect to utilize the proceeds for general corporate purposes.

Coincident with the acquisition of Avis, we also assumed and guaranteed a $450 million six-year revolving credit facility maturing in June 2005. Borrowings under this facility bear interest at LIBOR plus a margin of approximately 175 basis points. We are required to pay a per annum facility fee of 37.5 basis points on this facility. Letters of credit of $82 million were issued under this facility as of June 30, 2001. At June 30, 2001, we had approximately $312 million of availability under this facility and, in addition, we had approximately $1.3 billion available under existing credit facilities.

On July 25, 2001, we filed a registration statement, which provides for an aggregate public offering of up to $3.0 billion of debt or equity securities.

On August 13, 2001, we sold $850 million aggregate principal amount of 6.875% notes to qualified institutional buyers for net proceeds of $843 million. The notes mature in August 2006.

RELATED TO MANAGEMENT AND MORTGAGE PROGRAMS

Debt related to our management and mortgage programs increased $8.0 billion to $10.0 billion at June 30, 2001. Such increase was primarily attributable to the assumption of Avis debt (principally comprising $3.7 billion of securitized term notes, $1.6 billion of securitized interest bearing notes and $957 million of securitized commercial paper) and additional debt issuances aggregating $1.9 billion during 2001. During first quarter 2001, unsecured medium-term notes of $650 million were issued under an existing shelf registration statement filed by our PHH subsidiary. We currently have approximately $2.4 billion available for issuing medium-term notes under PHH's shelf registration statement. The remaining $1.25 billion of debt issuances during 2001 consisted of $750 million of securitized rental car asset-backed notes, $325 million of short-term borrowings and $190 million of auction rate securitized rental car asset-backed notes.

Coincident with the acquisition of Fairfield on April 2, 2001, an unaffiliated bankruptcy remote special purpose entity, Fairfield Receivables Corporation, committed to purchase for cash, at our option, up to $500 million of our timeshare receivables. We will retain a subordinated residual interest and the related servicing rights and obligations in the transferred timeshare receivables. At June 30, 2001, we were servicing approximately $298 million of timeshare receivables transferred to Fairfield Receivables Corporation.

On August 6, 2001, we sold $213 million of vacation ownership interval loans to a bankruptcy remote special purpose entity. We retain a subordinated residual interest and the related servicing obligations in the loans.

STRATEGIC BUSINESS INITIATIVES

On August 13, 2001, we announced that we had entered into a definitive agreement to acquire all of the outstanding common stock of Cheap Tickets, Inc., a leading provider of discount leisure travel products, at a price of $16.50 per share, or approximately $425 million in cash. The transaction is subject to customary regulatory approvals and the approval of Cheap Tickets' stockholders. Although no assurances can be given, we expect the transaction to close in the fall of 2001.

On June 18, 2001, we announced that we had entered into a definitive agreement to acquire all of the outstanding common stock of Galileo International, Inc., a leading provider of electronic global distribution services for the travel industry, at an expected value of $33 per share, or approximately $3.1 billion, including estimated transaction costs and expenses and the conversion of Galileo employee stock options into CD common stock options. As part of the planned acquisition, we will also assume approximately $600 million of Galileo debt. The final acquisition price will be paid in a combination of CD common stock and cash. The number of shares of CD common stock to be paid to Galileo stockholders will fluctuate, between 116 million and 137 million shares, within a collar of $17 to $20 per share of CD common stock. The remainder of the purchase price will be paid in cash and may fluctuate if the average price per share of CD common stock during a stipulated period is above or below the collar. We anticipate funding the cash portion of the final acquisition price from available cash, lines of credit or additional debt issuances. The transaction is subject to customary regulatory approvals and the approval of Galileo's stockholders. Although no assurances can be given, we expect the transaction to close in the third quarter of 2001.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. Additionally, this statement further clarifies the criteria for recognition of intangible assets separately from goodwill for all business combinations completed after June 30, 2001, as well as requires additional disclosures for those business combinations.

SFAS No. 142 requires that goodwill and certain other intangible assets acquired after June 30, 2001 no longer be amortized. Beginning on January 1, 2002, amortization of existing goodwill and certain other intangible assets will no longer be permitted and we will be required to assess these assets for impairment annually, or more frequently if circumstances indicate a potential impairment. Furthermore, this statement provides specific guidance for testing goodwill and certain other intangible assets for impairment. Transition-related impairment losses, if any, which result from the initial assessment of goodwill and certain other intangible assets would be recognized as a cumulative effect of accounting change on January 1, 2002. We are currently evaluating the impact of adopting this standard on our financial position and results of operations.

During the six months ended June 30, 2001 and 2000, we recorded amortization expense of $76 million and $55 million, respectively, related to goodwill and certain other intangible assets that will no longer be amortized upon adoption of SFAS No. 142. In addition, during the six months ended June 30, 2001, we recorded amortization expense of $23 million related to the difference between the value of our investment in Homestore and the underlying equity in Homestore that will no longer be amortized. Such amount is net of the amortization of our deferred gain recorded on the sale of move.com to Homestore, which would also no longer be amortized.

The estimated impact for 2002 with respect to goodwill and certain other intangible assets that will no longer be subject to amortization is expected to reduce amortization expense by $164 million, based upon existing goodwill and other intangible assets as of June 30, 2001. In addition, the estimated impact for 2002 with respect to the difference between the value of our investment in Homestore and the underlying equity in the net assets of Homestore that will no longer be subject to amortization is expected to reduce amortization expense by $53 million. Such amount is net of the amortization of our deferred gain recorded on the sale of move.com to Homestore that will no longer be amortized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As previously discussed in our 2000 Annual Report on Form 10-K/A, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used June 30, 2001 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an Annual Meeting of Stockholders on May 22, 2001, pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated March 30, 2001, a copy of which has been filed previously with the Securities and Exchange Commission, at which our stockholders approved the election of four directors for a term of three years, the ratification for the appointment of Deloitte & Touche LLP as the auditors of the financial statements for fiscal year 2001, and the approval of an amendment to the Amended and Restated 1997 Stock Option Plan.

Proposal 1: To elect Four directors for a three year term.

RESULTS:
                                         In Favor                Withheld
                                         --------                --------

Myra J. Biblowit                        750,308,812             12,534,023
The Rt. Hon. Brian Mulroney P.C.,       750,423,029             12,419,806
Robert W. Pittman                       747,088,445             15,754,390
Sheli Z. Rosenberg                      750,576,244             12,266,591

Proposal 2: To ratify and approve  the  appointment  of Deloitte & Touche LLP as our Independent Auditors for the year ending December 31, 2001.

RESULTS:
                    For               Against              Abstain
                    ---               -------              -------
                731,996,442         27,976,192            2,870,201

Proposal  3: To approve an  amendment  to the Amended  and  Restated  1997 Stock
             Option Plan.

RESULTS:

                    For               Against              Abstain
                    ---               -------              -------
                546,206,750         211,431,521           5,204,564

ITEM 5. OTHER INFORMATION

See Exhibit 99.1 attached hereto regarding available pro forma financial data giving effect to the acquisition of Avis Groups Holdings, Inc. on March 1, 2001 for the six months ended June 30, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

See Exhibit Index

(b) REPORTS ON FORM 8-K

On April 3, 2001, we filed a current report on Form 8-K to report under Item 5 the completion of the acquisition of Fairfield Communities, Inc. on April 2, 2001.

On April 19, 2001, we filed a current report on Form 8-K to make available under
Item 5 pro forma financial information giving effect to the acquisition of Avis Group Holdings, Inc. on March 1, 2001.

On April 19, 2001, we filed a current report on Form 8-K to report under Item 5 our first quarter 2001 financial results.

On May 2, 2001, we filed a current report on Form 8-K to report under Item 5 the sale of zero-coupon, zero-yield senior convertible notes and an increase in our 2001 projected adjusted earnings per share from continuing operations.

On May 4, 2001, we filed a current report on Form 8-K to report under Item 5 our Consolidated Condensed Statements of Cash Flows and our Consolidated Schedule of Free Cash Flow for the three and twelve month period ending March 31, 2001 and 2000.

On May 11, 2001, we filed a current report on Form 8-K to report under Item 5 the issuance of debt securities.

On May 25, 2001, we filed a current report on Form 8-K to report under Items 5 and 7 pro forma financial information giving effect to the acquisition of Avis Group Holdings, Inc. on March 1, 2001.

On June 15, 2001, we filed a current report on Form 8-K to report under Item 5 the entry into the First Supplemental Indenture relating to our zero-coupon senior convertible notes.

On June 18, 2001, we filed a current report on Form 8-K to report under Item 5 the proposed acquisition of Galileo International, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CENDANT CORPORATION

                                           /s/ KEVIN M. SHEEHAN
                                           --------------------------
                                           Kevin M. Sheehan
                                           Senior Executive Vice President and
                                           Chief Financial Officer

                                           /s/ TOBIA IPPOLITO
                                           --------------------------
                                           Tobia Ippolito
                                           Executive Vice President and
                                           Chief Accounting Officer

Date: August 14, 2001

                                 EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------

  3.1 Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's 10-Q/A for the quarterly period ended March 31, 2000, dated July 28, 2000).

  3.2 Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's 10-Q/A for the quarterly period ended March 31, 2000, dated July 28, 2000)

  4.1 Indenture, dated as of May 4, 2001, between Cendant Corporation and The Bank of New York as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 11, 2001).

  4.2 First Supplemental Indenture, dated as of June 13, 2001, between Cendant Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 15, 2001).

  10.1 Agreement and Plan of Merger, dated as of June 15, 2001, by and between the Company, Galaxy Acquisition Corp. and Galileo International, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 filed on July 6, 2001).

  12        Statement Re: Computation of Ratio of Earnings to Fixed Charges.

  99.1      Pro Forma Financial Information (unaudited)