Form 10-Q
period 2001-09-30
CENDANT CORP
filed 2001-11-14
CIK 723612

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

                         For the quarterly period ended
                               September 30, 2001

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

The number of shares outstanding of the Registrant's CD common stock was 981,491,425 as of October 31, 2001.

================================================================================

                      CENDANT CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I  Financial Information

Item 1. Financial Statements

        Consolidated Condensed Statements of Income for the three
        and nine months ended September 30, 2001 and 2000                      1

        Consolidated Condensed Balance Sheets as of September 30, 2001 and
        December 31, 2000                                                      2

        Consolidated Condensed Statements of Cash Flows for the nine months
        ended September 30, 2001 and 2000                                      3

        Notes to Consolidated Condensed Financial Statements                   4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 16

Item 3. Quantitative and Qualitative Disclosures About Market Risks           27

PART II Other Information

Item 5. Other Information                                                     28

Item 6. Exhibits and Reports on Form 8-K                                      28

        Signatures                                                            29

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CENDANT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                                             -------------------     --------------------
                                                                               2001        2000        2001        2000
                                                                             -------      ------     -------      -------
REVENUES
   Membership and service fees, net                                          $ 1,374      $1,129     $ 3,803      $ 3,169
   Vehicle-related                                                             1,087          69       2,520          211
   Other                                                                          20          27          47          110
                                                                             -------      ------     -------      -------
Net revenues                                                                   2,481       1,225       6,370        3,490
                                                                             -------      ------     -------      -------

EXPENSES
  Operating                                                                      862         351       2,101        1,079
  Vehicle depreciation, lease charges and interest, net                          560          --       1,285           --
  Marketing and reservation                                                      216         233         757          676
  General and administrative                                                     240         151         594          429
  Non-vehicle depreciation and amortization                                      125          87         347          258
  Other charges (credits):
     Restructuring and other unusual charges                                      77           3         263          109
     Litigation settlement and related costs                                       9          27          28           (6)
     Merger-related costs                                                         --          --           8           --
  Non-vehicle interest, net                                                       57          38         176           86
                                                                             -------      ------     -------      -------
Total expenses                                                                 2,146         890       5,559        2,631
                                                                             -------      ------     -------      -------

Net gain (loss) on dispositions of businesses                                     --           3         435           (7)
                                                                             -------      ------     -------      -------

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY IN
   HOMESTORE.COM                                                                 335         338       1,246          852
Provision for income taxes                                                       101         101         438          276
Minority interest, net of tax                                                      4          23          22           61
Losses related to equity in Homestore.com, net of tax                             20          --          56           --
                                                                             -------      ------     -------      -------
INCOME BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                                          210         214         730          515
Extraordinary loss, net of tax                                                    --          --          --           (2)
                                                                             -------      ------     -------      -------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             210         214         730          513
Cumulative effect of accounting change, net of tax                                --          --         (38)         (56)
                                                                             -------      ------     -------      -------
NET INCOME                                                                   $   210      $  214     $   692      $   457
                                                                             =======      ======     =======      =======

CD COMMON STOCK INCOME PER SHARE
    BASIC
       Income before extraordinary loss and cumulative effect of
           accounting change                                                 $  0.25      $ 0.30     $  0.85      $  0.72
        Net income                                                              0.25        0.30        0.81         0.64
    DILUTED
        Income before extraordinary loss and cumulative effect of
           accounting change                                                 $  0.23      $ 0.29     $  0.81      $  0.69
        Net income                                                              0.23        0.29        0.77         0.62

MOVE.COM COMMON STOCK INCOME (LOSS) PER SHARE
    BASIC
        Income (loss) before extraordinary loss and cumulative effect of
           accounting change                                                              $(0.55)    $  9.94      $ (1.22)
        Net income (loss)                                                                  (0.55)       9.87        (1.22)
    DILUTED
        Income (loss) before extraordinary loss and cumulative effect of
           accounting change                                                              $(0.55)    $  9.81      $ (1.22)
        Net income (loss)                                                                  (0.55)       9.74        (1.22)

            See Notes to Consolidated Condensed Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                                             2001              2000
                                                                                         -------------     ------------
ASSETS
Current assets
   Cash and cash equivalents                                                               $  3,201         $    944
   Receivables, net                                                                           1,196              753
   Stockholder litigation settlement trust                                                    1,100               --
   Deferred income taxes                                                                        827              174
   Other current assets                                                                       1,087              857
                                                                                           --------         --------
Total current assets                                                                          7,411            2,728

Property and equipment, net                                                                   1,654            1,345
Stockholder litigation settlement trust                                                          --              350
Deferred income taxes                                                                           347            1,108
Franchise agreements, net                                                                     1,653            1,462
Goodwill, net                                                                                 5,496            3,176
Other intangibles, net                                                                          782              647
Other assets                                                                                  1,992            1,395
                                                                                           --------         --------
Total assets exclusive of assets under programs                                              19,335           12,211
                                                                                           --------         --------

Assets under management and mortgage programs
   Mortgage loans held for sale                                                                 826              879
   Relocation receivables                                                                       339              329
   Vehicle-related, net                                                                       8,166               --
   Timeshare receivables                                                                        280               --
   Mortgage servicing rights                                                                  1,949            1,653
                                                                                           --------         --------
                                                                                             11,560            2,861
                                                                                           --------         --------

TOTAL ASSETS                                                                               $ 30,895         $ 15,072
                                                                                           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and other current liabilities                                          $  2,703         $  1,446
   Current portion of long-term debt                                                            221               --
   Stockholder litigation settlement                                                          2,850               --
   Deferred income                                                                              984            1,020
                                                                                           --------         --------
Total current liabilities                                                                     6,758            2,466

Long-term debt, excluding Upper DECS                                                          5,521            1,948
Upper DECS                                                                                      863               --
Stockholder litigation settlement                                                                --            2,850
Other liabilities                                                                               702              460
                                                                                           --------         --------
Total liabilities exclusive of liabilities under programs                                    13,844            7,724
                                                                                           --------         --------

Liabilities under management and mortgage programs
   Debt                                                                                       9,741            2,040
   Deferred income taxes                                                                      1,030              476
                                                                                           --------         --------
                                                                                             10,771            2,516
                                                                                           --------         --------

Mandatorily redeemable preferred interest in a subsidiary                                       375              375
                                                                                           --------         --------

Mandatorily redeemable preferred securities issued by subsidiary holding solely
   senior debentures issued by the Company                                                       --            1,683
                                                                                           --------         --------

Commitments and contingencies (Note 7)

Stockholders' equity
   Preferred stock, $.01 par value - authorized 10 million shares; none issued and
      outstanding                                                                                --               --

   CD common stock, $.01 par value - authorized 2 billion shares; issued 1,036,648,526
      and 914,655,918 shares                                                                     10                9
   Move.com common stock, $.01 par value - authorized 500 million shares;
      issued and outstanding none and 2,181,586 shares; notional shares issued with
      respect to Cendant Group's retained interest none and 22,500,000                           --               --
   Additional paid-in capital                                                                 6,994            4,540
   Retained earnings                                                                          2,719            2,027
   Accumulated other comprehensive loss                                                        (230)            (234)
   CD treasury stock, at cost, 178,934,284 and 178,949,432 shares                            (3,588)          (3,568)
                                                                                           --------         --------
Total stockholders' equity                                                                    5,905            2,774
                                                                                           --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 30,895         $ 15,072
                                                                                           ========         ========

            See Notes to Consolidated Condensed Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                                     NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                                   ----------------------
                                                                                                     2001          2000
                                                                                                   --------      --------
OPERATING ACTIVITIES
Net income                                                                                         $    692      $    457
Adjustments to arrive at income before extraordinary loss and cumulative effect
   of accounting change                                                                                  38            58
                                                                                                   --------      --------
Income before extraordinary loss and cumulative effect of accounting change                             730           515

Adjustments to reconcile income before extraordinary loss and cumulative effect of accounting change to net cash provided by operating activities:
   Non-vehicle depreciation and amortization                                                            347           258
   Non-cash portion of other charges, net                                                                86             3
   Net (gain) loss on dispositions of businesses                                                       (435)            7
   Deferred income taxes                                                                                228            12
   Proceeds from sales of trading securities                                                            110            --
   Net change in assets and liabilities, excluding the impact of acquired businesses:
     Receivables                                                                                        (59)          164
     Income taxes                                                                                        54           281
     Accounts payable and other current liabilities                                                     (90)         (307)
     Deferred income                                                                                    (70)          (69)
   Other, net                                                                                           (21)         (255)
                                                                                                   --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES EXCLUSIVE OF MANAGEMENT AND
   MORTGAGE PROGRAMS                                                                                    880           609
                                                                                                   --------      --------

MANAGEMENT AND MORTGAGE PROGRAMS:
   Depreciation and amortization                                                                      1,210           113
   Origination of mortgage loans                                                                    (28,959)      (17,980)
   Proceeds on sale of and payments from mortgage loans held for sale                                29,044        17,839
                                                                                                   --------      --------
                                                                                                      1,295           (28)
                                                                                                   --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                             2,175           581
                                                                                                   --------      --------

INVESTING ACTIVITIES
Property and equipment additions                                                                       (242)         (168)
Funding of stockholder litigation settlement trust                                                     (750)           --
Proceeds from sales of marketable securities                                                             31           369
Purchases of marketable securities                                                                      (16)         (402)
Net assets acquired (net of cash acquired of $228 million in 2001) and
   acquisition-related payments                                                                      (1,907)          (43)
Other, net                                                                                             (152)          (23)
                                                                                                   --------      --------
NET CASH USED IN INVESTING ACTIVITIES EXCLUSIVE OF MANAGEMENT AND
   MORTGAGE PROGRAMS                                                                                 (3,036)         (267)
                                                                                                   --------      --------

MANAGEMENT AND MORTGAGE PROGRAMS:
   Investment in vehicles                                                                           (10,519)           --
   Payments received on investment in vehicles                                                        9,222            --
   Origination of timeshare receivables                                                                 (66)           --
   Principal collection of timeshare receivables                                                         77            --
   Equity advances on homes under management                                                         (4,949)       (6,025)
   Repayment on advances on homes under management                                                    4,937         6,534
   Net additions to mortgage servicing rights and related hedges                                       (505)         (664)
   Proceeds from sales of mortgage servicing rights                                                      45            93
                                                                                                   --------      --------
                                                                                                     (1,758)          (62)
                                                                                                   --------      --------

NET CASH USED IN INVESTING ACTIVITIES                                                                (4,794)         (329)
                                                                                                   --------      --------

FINANCING ACTIVITIES
Proceeds from borrowings                                                                              4,407             6
Principal payments on borrowings                                                                       (854)         (776)
Issuances of common stock                                                                               773           551
Repurchases of common stock                                                                             (74)         (306)
Proceeds from mandatorily redeemable preferred securities issued by subsidiary
   holding solely senior debentures issued by the Company                                                --            91
Proceeds from mandatorily redeemable preferred interest in a subsidiary                                  --           375
Other, net                                                                                              (92)           (1)
                                                                                                   --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES EXCLUSIVE OF MANAGEMENT AND
   MORTGAGE PROGRAMS                                                                                  4,160           (60)
                                                                                                   --------      --------

MANAGEMENT AND MORTGAGE PROGRAMS:
   Proceeds from borrowings                                                                          11,447         3,236
   Principal payments on borrowings                                                                 (10,824)       (4,282)
   Net change in short-term borrowings                                                                   87           875
                                                                                                   --------      --------
                                                                                                        710          (171)
                                                                                                   --------      --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                   4,870          (231)
                                                                                                   --------      --------

Effect of changes in exchange rates on cash and cash equivalents                                          6            25
                                                                                                   --------      --------
Net increase in cash and cash equivalents                                                             2,257            46
Cash and cash equivalents, beginning of period                                                          944         1,164
                                                                                                   --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $  3,201      $  1,210
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

      The Company is also party to certain contracts containing embedded derivatives. As required by SFAS No. 133, certain embedded derivatives have been bifurcated from their host contracts and are recorded at fair value in the Consolidated Condensed Balance Sheet. The total fair value of the Company's embedded derivatives and changes in fair value were not material to the Company's financial position or results of operations.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      During July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

      SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and requires additional disclosures for material business combinations completed after such date. This standard also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. On July 1, 2001, the Company adopted the provisions relating to acquisitions made subsequent to June 30, 2001, as required. The provisions regarding the classification of previously acquired intangible assets will be adopted simultaneously with the provisions of SFAS No. 142 on January 1, 2002, as required.

      SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired outside of a business combination. The standard also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The Company will be required to assess goodwill and other intangible assets for impairment annually, or more frequently if circumstances indicate a potential impairment. On July 1, 2001, the Company adopted the provisions requiring that goodwill and certain other intangible assets acquired after June 30, 2001 not be amortized. The Company will adopt the remaining provisions of this standard on January 1, 2002, as required. Transition-related impairment losses, if any, resulting from the initial assessment of goodwill and certain other intangible assets will be recognized by the Company as a cumulative effect of accounting change as of January 1, 2002. The Company is currently evaluating the impact of adopting the remaining provisions on its financial position and results of operations. Based upon a preliminary assessment of previously acquired goodwill and certain other intangible assets that will no longer be amortized upon the adoption of SFAS No. 142, the Company expects that the related reduction to amortization expense during the nine months ended September 30, 2001 and 2000 would approximate $160 million and $80 million, respectively. Such amortization expense for the nine months ended September 30, 2001 is net of the amortization of the Company's deferred gain recorded on the sale of move.com to Homestore.com, Inc., which would also no longer be accreted through earnings.

      During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. The Company will adopt this standard on January 1, 2002.

2.    EARNINGS PER SHARE

      Earnings per share ("EPS") for periods after March 31, 2000 (the date of the original issuance of Move.com common stock) and through June 30, 2001 (the last period during which shares of Move.com common stock were outstanding) has been calculated using the two-class method. Income (loss) per common share before extraordinary loss and cumulative effect of accounting change for each class of common stock was computed as follows:

                                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                                 -------------------     ---------------------
                                                                   2001       2000         2001          2000
                                                                 -------     -------     --------      -------
      CD COMMON STOCK
      Income before extraordinary loss and cumulative effect
         of accounting change, including Cendant Group's
         retained interest in Move.com Group                     $   210     $   216     $    713      $   519
      Convertible debt interest, net of tax                            3           3            8            9
      Adjustment to Cendant Group's retained interest in              --          --           (3)          --
         Move.com Group(a)                                       -------     -------     --------      -------
      Income before extraordinary loss and cumulative effect
         of accounting change for diluted EPS                    $   213     $   219     $    718      $   528
                                                                 =======     =======     ========      =======

      WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic                                                          857         725          832          722
      Stock options, warrants and non-vested shares                   37          16           33           23
      Convertible debt                                                18          18           18           18
                                                                 -------     -------     --------      -------
      Diluted                                                        912         759          883          763
                                                                 =======     =======     ========      =======

                                                                       THREE MONTHS
                                                                           ENDED          NINE MONTHS ENDED
                                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                                       -------------   -----------------------
                                                                           2000           2001          2000
                                                                       -------------   ---------     ---------
      MOVE.COM COMMON STOCK
      Income (loss) before extraordinary loss and cumulative effect of accounting change, excluding Cendant Group's
         retained interest in Move.com Group                            $      (2)     $      17     $      (4)
      Adjustment to Cendant Group's retained interest in
         Move.com Group(a)                                                     --              3            --
                                                                        ---------      ---------     ---------
      Income (loss) before extraordinary loss and cumulative effect
         of accounting change for diluted EPS                           $      (2)     $      20     $      (4)
                                                                        =========      =========     =========

      WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic and Diluted                                                 $       4              2             4
                                                                        =========      =========     =========

      ----------
      (a) Represents the change in Cendant Group's retained interest in Move.com Group due to the dilutive impact of Move.com common stock options.

      Basic and diluted loss per share of CD common stock from the cumulative effect of an accounting change was $0.04 each for the nine months ended September 30, 2001, and $0.08 and $0.07, respectively, for the nine months ended September 30, 2000.

      The following table summarizes the Company's outstanding common stock equivalents, which were antidilutive and therefore excluded from the computation of diluted EPS:

                                                                  SEPTEMBER 30,
                                                                 ---------------
                                                                 2001       2000
                                                                 ----       ----
      CD COMMON STOCK
            Options(a)                                            71         109
            Warrants(b)                                            2          31
            Feline PRIDES                                         --          61
            Upper DECS                                            35          --

      MOVE.COM COMMON STOCK
            Options(c)                                                         6
            Warrants(d)                                                        2

      ----------
      (a) The weighted average exercise prices for antidilutive options at September 30, 2001 and 2000 were $24.37 and $22.41, respectively.
      (b) The weighted average exercise prices for antidilutive warrants at September 30, 2001 and 2000 were $21.31 and $22.91, respectively.
      (c) The weighted average exercise price for antidilutive options at September 30, 2000 was $18.48.
      (d) The weighted average exercise price for antidilutive warrants at September 30, 2000 was $96.12.

     The Company's contingently convertible debt securities issued during 2001, which provide for the potential issuance of approximately 88 million shares of CD common stock, were not included in the computation of diluted EPS for the three and nine months ended September 30, 2001 as the related contingency provisions were not satisfied during such periods.

3.    ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

      ACQUISITIONS

      AVIS GROUP HOLDINGS, INC. On March 1, 2001, the Company acquired all of the outstanding shares of Avis Group Holdings, Inc. ("Avis"), one of the world's leading service and information providers for comprehensive automotive transportation and vehicle management solutions, for approximately $994 million. The results of operations of Avis have been included in the Consolidated Condensed Statement of Income since the date of acquisition.

      The preliminary allocation of the purchase price is summarized as follows:

                                                                               AMOUNT
                                                                               ------
      Cash consideration                                                       $  937
      Fair value of converted options                                              17
      Transaction costs and expenses                                               40
                                                                               ------
      Total purchase price                                                        994
      Book value of Cendant's existing net investment in Avis                     409
                                                                               ------
      Cendant's basis in Avis                                                   1,403
      Historical value of liabilities assumed in excess of assets acquired        207
      Fair value adjustments                                                      108
                                                                               ------
      Excess purchase price over assets acquired and liabilities assumed       $1,718
                                                                               ======

      Pro forma net revenues, income before extraordinary loss and cumulative effect of accounting change, net income and the related per share data would have been as follows had the acquisition of Avis occurred on January 1st for each period presented:

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                            -----------------------
                                                                                               2001          2000
                                                                                            ---------     ---------
      Net revenues                                                                          $   6,977     $   5,549
      Income before extraordinary loss and cumulative effect of accounting change                 706           594
      Net income                                                                                  661           536

      CD common stock income per share:
         BASIC
            Income before extraordinary loss and cumulative effect of accounting change     $    0.83     $    0.83
            Net income                                                                           0.77          0.75
         DILUTED
            Income before extraordinary loss and cumulative effect of accounting change     $    0.78     $    0.80
            Net income                                                                           0.73          0.72

      These pro forma results do not give effect to any synergies expected to result from the acquisition of Avis and are not necessarily indicative of what actually would have occurred if the acquisition had been consummated on January 1st of each period, nor are they necessarily indicative of future consolidated results.

      FAIRFIELD RESORTS, INC. On April 2, 2001, the Company acquired all of the outstanding shares of Fairfield Resorts, Inc., formerly Fairfield Communities, Inc. ("Fairfield"), one of the largest vacation ownership companies in the United States, for approximately $760 million, including $20 million of transaction costs and expenses and $46 million related to the conversion of Fairfield employee stock options into CD common stock options. As part of the acquisition, the Company also assumed approximately $379 million of Fairfield debt, $125 million of which has been repaid. The results of operations of Fairfield have been included in the Consolidated Condensed Statement of Income since the date of acquisition. This acquisition was not significant on a pro forma basis.

      GALILEO INTERNATIONAL, INC. On October 1, 2001, the Company acquired all of the outstanding shares of Galileo International, Inc. ("Galileo"), a leading provider of electronic global distribution services for the travel industry, for approximately $1.9 billion, including approximately $36 million of estimated transaction costs and expenses and approximately $32 million related to the conversion of Galileo employee stock options into CD common stock options. Approximately $1.5 billion of the merger consideration was funded through the issuance of approximately 117 million shares of CD common stock, with the remainder being financed from available cash. As part of the acquisition, the Company also assumed approximately $586 million of Galileo debt, $555 million of which has been repaid.

      CHEAP TICKETS, INC. On October 5, 2001, the Company acquired all of the outstanding common stock of Cheap Tickets, Inc. ("Cheap Tickets"), a leading provider of discount leisure travel products, for approximately $313 million (approximately $286 million in cash, net of cash acquired), including $18 million of estimated transaction costs and expenses and $27 million related to the conversion of Cheap Tickets employee stock options into CD common stock options.

      These acquisitions were accounted for using the purchase method of accounting; accordingly, assets acquired and liabilities assumed were recorded in the Company's Consolidated Condensed Balance Sheet as of the respective acquisition dates based upon their estimated fair values at such date. The excess of the purchase price over the estimated fair value of the underlying assets acquired and liabilities assumed was allocated to goodwill. Goodwill resulting from the acquisitions of Avis and Fairfield is being amortized over 40 years on a straight-line basis until the adoption of SFAS No. 142. In accordance with SFAS No. 142, goodwill resulting from the acquisitions of Galileo and Cheap Tickets will be tested for impairment rather than amortized each year. The allocations of the excess purchase price are based upon preliminary estimates and assumptions and are subject to revision when appraisals have been finalized. Accordingly, revisions to the allocations, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.

      The Company is in the process of integrating the operations of its acquired businesses and expects to incur transition costs relating to such integrations. Transition costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating certain other activities. These costs will be recorded on the Company's Consolidated Condensed Balance Sheet as adjustments to the purchase price or on the Company's Consolidated Condensed Statement of Income as expenses, as appropriate.

      DISPOSITIONS

      On February 16, 2001, the Company completed the sale of its real estate Internet portal, move.com, along with certain ancillary businesses to Homestore.com, Inc. ("Homestore") in exchange for approximately 21 million shares of Homestore common stock then valued at $718 million. The operations of these businesses were not material to the Company's financial position, results of operations or cash flows. The Company recorded a gain of $548 million on the sale of these businesses, of which $436 million ($262 million, after tax) was recognized at the time of closing. The Company deferred $112 million of the gain, which represents the portion that was equivalent to its common equity ownership percentage in Homestore at the time of closing. The deferred gain is being recognized into income over five years as a component of equity in Homestore.com within the Consolidated Condensed Statement of Income until the adoption of SFAS No. 142. During the nine months ended September 30, 2001, the Company recognized $29 million of this deferred gain. The difference between the value of the Company's investment in Homestore and the underlying equity in the net assets of Homestore was $431 million, which is also being amortized over five years as a component of equity in Homestore.com within the Consolidated Condensed Statement of Income until the adoption of SFAS No. 142. Such difference was reduced by $112 million during the nine months ended September 30, 2001, $48 million of which represented amortization. The remaining $64 million related to the contribution of approximately 2 million shares of Homestore to Trip Network, Inc., formerly Travel Portal, Inc. ("Trip Network"), an independent company that was created to pursue the development of an online travel business for the benefit of certain current and future franchisees, and the distribution of approximately 2 million shares of Homestore to former Move.com common stockholders in exchange for formerly held shares of Move.com common stock.

      In July 2001, the Company entered into a number of agreements with Trilegiant Corporation ("Trilegiant"), a newly formed company owned by the former management of the Company's Cendant Membership Services and Cendant Incentives subsidiaries. Under these agreements, the Company will continue to collect membership fees from, and is obligated to provide membership benefits to, members of its individual membership business that existed as of the transaction date, including their renewals. Trilegiant will provide fulfillment services to these members in exchange for a servicing fee and will license and/or lease from the Company the assets of its individual membership business to service these members and also to obtain new members. Trilegiant will retain the economic benefits and service obligations for those new members who join subsequent to the transaction date. Beginning in third quarter 2002, the Company will receive a royalty (initially 5%) from Trilegiant for membership fees generated by their new members. In connection with the foregoing arrangements, the Company advanced approximately $130 million to support Trilegiant's marketing activities and made a $20 million convertible preferred stock investment in Trilegiant.

4.    OTHER CHARGES (CREDITS)

      RESTRUCTURING AND OTHER UNUSUAL CHARGES

      During the nine months ended September 30, 2001, the Company incurred unusual charges totaling $263 million. Such charges primarily consisted of
      (i) $95 million related to the funding of an irrevocable contribution to an independent technology trust responsible for providing technology initiatives for the benefit of certain current and future franchisees,
      (ii) $85 million related to the creation of Trip Network and (iii) $77 million related to the September 11th terrorist attacks. The charges incurred in connection with the September 11th terrorist attacks primarily resulted from the rationalization of the Avis fleet and related car rental operations.

      As a result of changes in business and in consumer behavior following the September 11th terrorist attacks, the Company is reviewing its organizational alignment and its work force at a number of business locations. The Company will record charges during fourth quarter 2001 in connection with this initiative. Such charges could total as much as $125 million after tax, of which approximately $35 million could be non-cash. The Company is also monitoring the valuation of certain assets primarily relating to its investments in mortgage servicing rights and Homestore. The value of mortgage servicing rights is subject to early prepayment risk due to a decrease in interest rates. A general slowdown of the economy and, more significantly, the impact of the September 11th terrorist attacks have resulted in continued interest rate cuts. Accordingly, the Company is reviewing the valuation of its current portfolio of mortgage servicing rights for possible impairment. Any adjustment to the carrying value of the portfolio would result in a non-cash charge, which, based upon the current environment, is not expected to exceed $60 million after-tax and would not be material relative to the size of the portfolio. Additionally, the Company is evaluating its investment in Homestore to determine whether the change in business climate and the subsequent decrease in Homestore's trading value is other than temporary. Should a non-cash reduction in the carrying value be required, the result could be a reduction of up to $260 million after tax. The Company expects to reach a determination on these issues during fourth quarter 2001.

      LITIGATION SETTLEMENT AND RELATED COSTS

      During the nine months ended September 30, 2001, the Company recorded charges of $42 million for litigation settlement and related costs in connection with previously discovered accounting irregularities in the former business units of CUC International, Inc. ("CUC") and resulting investigations into such matters. Such charges were partially offset by a non-cash credit of $14 million during the first quarter of 2001 to reflect an adjustment to the PRIDES class action litigation settlement charge recorded by the Company in 1998.

      MERGER-RELATED COSTS

      During first quarter 2001, the Company incurred charges of $8 million related to the acquisition and integration of Avis.

5.    STOCKHOLDER LITIGATION SETTLEMENT

      On August 28, 2001, the United States Court of Appeals for the Third Circuit approved the Company's proposed $2.85 billion settlement of the principal common stockholder class action lawsuit, overruled all objections to the settlement, approved a plan of allocation for the settlement proceeds and awarded attorneys' fees and expenses to the plaintiffs. As of September 30, 2001, the Company had previously made payments totaling $1.1 billion to a fund established for the benefit of the plaintiffs in this lawsuit. The Company intends to continue making quarterly payments of $250 million to such fund. The Company expects that it will be required to fund the remaining balance no earlier than the end of March 2002, although the precise timing of this obligation depends upon whether any party seeks review of the Third Circuit's decision in the United States Supreme Court and the timing of the disposition of any such proceedings in the Supreme Court. In March 2002, the unfunded portion of the settlement liability is expected to approximate $1.3 billion. The Company anticipates funding such amount from a combination of available cash, operating cash flow and revolving credit facility borrowings.

6.    DEBT

      EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS

      Based upon the Company's intent and ability to refinance certain short-term borrowings on a long-term basis, short-term debt aggregating $1.6 billion has been reclassified to long-term debt on the Company's Consolidated Condensed Balance Sheet as of September 30, 2001.

      SENIOR CONVERTIBLE NOTES. During first quarter 2001, the Company issued approximately $1.5 billion aggregate principal amount at maturity of zero-coupon senior convertible notes for aggregate gross proceeds of approximately $900 million. The notes mature in 2021 and were issued at a price representing a yield-to-maturity of 2.5%. The Company will not make periodic payments of interest on the notes, but may be required to make nominal cash payments in specified circumstances. Each $1,000 principal amount at maturity may be convertible, subject to satisfaction of specific contingencies, into 33.4 shares of CD common stock. The notes will not be redeemable by the Company prior to February 13, 2004, but will be redeemable thereafter at the issue price of $608.41 per note plus accrued discount through the redemption date. In addition, holders of the notes may require the Company to repurchase the notes on February 13, 2004, 2009 or 2014. In such circumstance, the Company may pay the repurchase price in cash, shares of our CD common stock, or any combination thereof.

      During second quarter 2001, the Company issued zero-coupon zero-yield senior convertible notes for gross proceeds of $1.0 billion. The notes mature in 2021. The Company is not required to pay interest on these notes unless an interest adjustment becomes payable, which may occur in specified circumstances commencing in 2004. Each $1,000 principal amount at maturity may be convertible, subject to satisfaction of specific contingencies, into approximately 39 shares of CD common stock. The notes will not be redeemable by the Company prior to May 4, 2004, but will be redeemable thereafter. In addition, holders of the notes may require the Company to repurchase the notes on May 4, 2002, 2004, 2006, 2008, 2011 and 2016. In such circumstance, the Company may pay the repurchase price in cash, shares of our CD common stock, or any combination thereof.

      TERM LOAN. During first quarter 2001, the Company made a principal payment of $250 million to extinguish outstanding borrowings under its then-existing term loan facility and entered into a new $650 million agreement with terms similar to its other revolving credit facilities. The new term loan amortizes in three equal installments on August 22, 2002, May 22, 2003 and February 22, 2004. Borrowings under this facility bear interest at LIBOR plus a margin of 125 basis points.

      UPPER DECS. During third quarter 2001, the Company issued approximately 17 million Upper DECS, each consisting of both a senior note and a forward purchase contract, aggregating $863 million principal amount. The senior notes have a term of five years and initially bear interest at an annual rate of 6.75%. The forward purchase contracts require the holder to purchase a minimum of 1.7593 shares and a maximum of 2.3223 shares of CD common stock, based upon the average closing price of CD common stock during a stipulated period, in August 2004. The forward purchase contracts also require cash distributions from Cendant to each holder at an annual rate of 1.00% through August 2004 (the date the forward purchase contracts are required to be settled). The interest rate on the senior notes will be reset based upon a remarketing in either May or August 2004.

      6.875% NOTES. During third quarter 2001, the Company issued $850 million aggregate principal amount of 6.875% notes to qualified institutional buyers for net proceeds of $843 million. The notes mature in August 2006.

      CREDIT FACILITIES. As of September 30, 2001, the Company had approximately $1.0 billion available under its existing credit facilities.

      RELATED TO MANAGEMENT AND MORTGAGE PROGRAMS

      MEDIUM-TERM NOTES. During first quarter 2001, PHH Corporation ("PHH"), a wholly-owned subsidiary of the Company, issued $650 million of unsecured medium-term notes under an existing shelf registration statement. These notes bear interest at a rate of 8 1/8% per annum and mature in February 2003.

      ASSET-BACKED NOTES. During first quarter 2001, the Company's Avis car rental subsidiary issued $750 million of floating rate asset-backed notes secured by rental vehicles owned by such subsidiary. The notes bear interest at a rate of LIBOR plus 20 basis points per annum and mature in April 2004.

      During second quarter 2001, the Company's Avis car rental subsidiary also registered $500 million of auction rate asset-backed notes secured by rental vehicles owned by such subsidiary. These notes bear interest at a rate of LIBOR plus or minus an applicable margin determined from time to time through an auction. As of September 30, 2001, approximately $155 million was issued under this registration statement.

      SECURITIZATION AGREEMENT. Coincident with the acquisition of Fairfield, an unaffiliated bankruptcy remote special purpose entity, Fairfield Receivables Corporation, committed to purchase on a revolving basis for cash, at the Company's option, up to $500 million of the Company's timeshare receivables. The Company also maintains non-revolving sales agreements with various other unaffiliated bankruptcy remote special purpose entities that allow for the transfer of timeshare receivables. The Company retains a subordinated residual interest and the related servicing rights and obligations in all of the transferred timeshare receivables. At September 30, 2001, the Company was servicing approximately $446 million of timeshare receivables transferred under all agreements.

      CREDIT FACILITIES. During first quarter 2001, PHH renewed its $750 million syndicated revolving credit facility that was due in 2001. The new facility bears interest at LIBOR plus an applicable margin, as defined in the agreement, and terminates on February 21, 2002. PHH is required to pay a per annum utilization fee of .25% if usage under the facility exceeds 25% of aggregate commitments. Under the new facility, any loans outstanding as of February 21, 2002 may be converted into a term loan with a final maturity of February 21, 2003. In addition to this new facility, PHH maintains a $750 million five-year syndicated committed revolving credit facility, which matures in February 2005, and two other committed facilities totaling $275 million with maturity dates in November 2002.

      During third quarter 2001, the Company's Avis car rental subsidiary terminated its $450 million revolving credit facility.

7.    COMMITMENTS AND CONTINGENCIES

      In June 1999, the Company disposed of certain businesses. The dispositions were structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to an interpretive ruling, the Internal Revenue Service ("IRS") has taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If the transaction is not considered a tax-free reorganization, the resultant incremental liability could range between $10 million and $170 million depending upon certain factors, including utilization of tax attributes. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

      The Company is involved in litigation asserting claims associated with the accounting irregularities discovered in former CUC business units outside of the principal common stockholder class action litigation. The Company does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

      The Company is involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

8.    STOCKHOLDERS' EQUITY

      ISSUANCES OF CD COMMON STOCK

      During first quarter 2001, the Company settled the purchase contracts underlying its Feline PRIDES. Accordingly, the Company issued approximately 61 million shares of its CD common stock in satisfaction of its obligation to deliver common stock to beneficial owners of the PRIDES and received, in exchange, the trust preferred securities forming a part of the PRIDES.

      During first quarter 2001, the Company also issued 46 million shares of its CD common stock at $13.20 per share for aggregate proceeds of approximately $607 million.

      REPURCHASES OF CD COMMON STOCK

      During third quarter 2001, the Company repurchased 2.4 million shares of CD common stock in exchange for $46 million in cash.

      REPURCHASES OF MOVE.COM COMMON STOCK

      During first quarter 2001, the Company repurchased 319,591 shares of Move.com common stock held by NRT Incorporated in exchange for $10 million in cash.

      During second quarter 2001, the Company repurchased 1,598,030 shares of Move.com common stock held by Liberty Digital, Inc. in exchange for 1,164,048 shares of Homestore common stock (valued at approximately $31 million) and approximately $19 million in cash. In addition, the Company also repurchased all the remaining outstanding shares of Move.com common stock in exchange for 566,054 shares of Homestore common stock (valued at approximately $15 million) during second quarter 2001.

      COMPREHENSIVE INCOME

      The components of comprehensive income are summarized as follows:

                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                                --------------------      --------------------
                                                                  2001         2000         2001        2000
                                                                -------      -------      -------      -------
      Net income                                                $   210      $   214      $   692      $   457
      Other comprehensive income (loss):
        Currency translation adjustments                             48          (31)         (25)        (119)
        Unrealized gains (losses) on marketable securities,
           net of tax:
           Unrealized gains (losses) arising during period           (4)          --           32          (43)
           Reclassification adjustment for losses realized
            in net income                                            --           --           45           --
        Unrealized losses on cash flow hedges, net of tax           (41)          --          (48)          --
                                                                -------      -------      -------      -------
      Total comprehensive income                                $   213      $   183      $   696      $   295
                                                                =======      =======      =======      =======

      The after-tax components of accumulated other comprehensive loss for the nine months ended September 30, 2001 are as follows:

                                                         UNREALIZED    UNREALIZED     ACCUMULATED
                                          CURRENCY     GAINS/(LOSSES)   LOSSES ON        OTHER
                                         TRANSLATION   ON MARKETABLE    CASH FLOW    COMPREHENSIVE
                                         ADJUSTMENTS     SECURITIES       HEDGES     INCOME/(LOSS)
                                         -----------   --------------  ----------    -------------
      Balance, January 1, 2001            $    (165)     $    (69)      $     --      $    (234)
      Current period change                     (25)           77            (48)             4
                                          ---------      --------       --------      ---------
      Balance, September 30, 2001         $    (190)     $      8       $    (48)     $    (230)
                                          =========      ========       ========      =========

9.    DERIVATIVES

      Consistent with its risk management policies, the Company manages foreign currency and interest rate risks using derivative instruments.

      FOREIGN CURRENCY RISK

      The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the British pound, Canadian dollar and Euro. The majority of forward contracts utilized by the Company do not qualify for hedge accounting treatment under SFAS No. 133. The fluctuations in the value of these forward contracts do, however, effectively offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Forward contracts that are used to hedge certain forecasted royalty receipts up to 12 months are designated and do qualify as cash flow hedges. The impact of these forward contracts was not material to the Company's results of operations or financial position at September 30, 2001.

      INTEREST RATE RISK

      The Company's mortgage-related assets, its retained interests in certain qualifying special purpose entities and the debt used to finance much of the Company's operations are exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in managing the Company's interest rate risks include swaps, forward delivery commitments and instruments with option features. A combination of fair value hedges, cash flow hedges and financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133 are used to manage the Company's portfolio of interest rate sensitive assets and liabilities.

      The Company uses fair value hedges to manage its mortgage servicing rights, mortgage loans held for sale and certain fixed rate debt. During the three and nine months ended September 30, 2001, the net impact of these fair value hedges was a loss of $8 million and $11 million, respectively. These losses are included in net revenues within the Consolidated Condensed Statements of Income and consist of losses of $24 million and $47 million, respectively, to reflect the ineffective portion of these fair value hedges, which were partially offset by gains of $16 million and $36 million, respectively, to reflect the amount that was excluded from the Company's assessment of hedge effectiveness.

      The Company uses cash flow hedges to manage the interest expense incurred on its floating rate debt and on a portion of its principal common stockholder litigation settlement liability. Ineffectiveness resulting from these cash flow hedging relationships during the three and nine months ended September 30, 2001 was not material to the Company's results of operations. Derivative gains and losses included in other comprehensive income are reclassified into earnings when interest payments or other liability-related accruals impact earnings. During the three and nine months ended September 30, 2001, the amount of gains or losses reclassified from other comprehensive income to earnings was not material to the Company's results of operations. Over the next 12 months, derivative losses of approximately $34 million, after tax are expected to be reclassified into earnings. These expected future losses are based on estimated future interest rates and the terms of the Company's cash flow hedges. Actual results, which could result in a gain or loss, may differ significantly from the estimated results. The impact of these losses will effectively fix the interest rate on certain debt instruments as was intended when the hedging strategies were developed. Certain of the Company's forecasted cash flows are hedged up to three years into the future.

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

                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                      ------------------------------------------------------------
                                                 2001                            2000
                                      -----------------------------   ----------------------------
                                                       ADJUSTED                        ADJUSTED
                                        REVENUES        EBITDA          REVENUES        EBITDA
                                      -----------   ---------------   ------------  --------------
      Real Estate Services            $       514   $           287   $        419  $          242
      Hospitality                             488               152            278             115
      Vehicle Services                      1,119               127            146              81
      Financial Services                      338                58            333              86
                                      -----------   ---------------   ------------  --------------
      Total Reportable Segments             2,459               624          1,176             524
      Corporate and Other(a)                   22               (21)            49             (34)
                                      -----------   ---------------   ------------  --------------
      Total Company                   $     2,481   $           603   $      1,225  $          490
                                      ===========   ===============   ============  ==============

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                      ------------------------------------------------------------
                                                 2001                            2000
                                      -----------------------------   ----------------------------
                                                       ADJUSTED                        ADJUSTED
                                        REVENUES        EBITDA          REVENUES        EBITDA
                                      -----------   ---------------   ------------  --------------
      Real Estate Services            $     1,328   $           650   $      1,085  $          550
      Hospitality                           1,225               416            777             309
      Vehicle Services                      2,685               361            418             221
      Financial Services                    1,060               259          1,035             302
                                      -----------   ---------------   ------------  --------------
      Total Reportable Segments             6,298             1,686          3,315           1,382
      Corporate and Other(a)                   72               (53)           175             (76)
                                      -----------   ---------------   ------------  --------------
      Total Company                   $     6,370   $         1,633   $      3,490  $        1,306
                                      ===========   ===============   ============  ==============

      ----------
      (a) Included in Corporate and Other are the results of operations of the Company's non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

      Total assets for the Company's Vehicle Services segment were $13.6 billion and $2.7 billion as of September 30, 2001 and December 31, 2000, respectively.

      Provided below is a reconciliation of Adjusted EBITDA to income before income taxes, minority interest and equity in Homestore.com.

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                            ------------------------      --------------------------
                                                               2001           2000           2001            2000
                                                            ---------      ---------      ----------      ----------
      Adjusted EBITDA                                       $     603      $     490      $    1,633      $    1,306
      Non-vehicle depreciation and amortization                  (125)           (87)           (347)           (258)
      Other (charges) credits:
       Restructuring and other unusual                            (77)            (3)           (263)           (109)
       Litigation settlement and related                           (9)           (27)            (28)              6
       Merger-related                                              --             --              (8)             --
      Non-vehicle interest, net                                   (57)           (38)           (176)            (86)
      Net gain (loss) on dispositions of businesses                --              3             435              (7)
                                                            ---------      ---------      ----------      ----------
      Income before income taxes, minority interest and
       equity in Homestore.com                              $     335      $     338      $    1,246      $      852
                                                            =========      =========      ==========      ==========

11.   SUBSEQUENT EVENTS

      ACQUISITIONS. As previously discussed in Note 3 herein, on October 1, 2001 and October 5, 2001, the Company consummated the acquisitions of Galileo and Cheap Tickets, respectively.
      CREDIT FACILITY. On October 1, 2001, the Company's $750 million five-year revolving credit facility matured.

      TERM LOAN. On October 5, 2001, the Company converted its then-existing $650 million term loan into a revolving credit facility and increased such facility by $500 million to establish a $1.15 billion committed revolving credit facility. The converted facility matures in February 2004 and now contains the committed capacity to issue up to $300 million in letters of credit. Borrowings under this facility bear interest at LIBOR plus a margin of 82.5 basis points. The Company is required to pay a per annum facility fee of 17.5 basis points under this facility and a per annum utilization fee of 25 basis points if usage under this facility exceeds 33% of aggregate commitments. Subsequent to the conversion, on October 9, 2001, the Company repaid the original $650 million term loan from available cash. The total $1.15 billion commitment under this facility is presently undrawn and available.

      ISSUANCE OF ASSET-BACKED NOTES. On October 23, 2001, a subsidiary of the Company's fleet management business issued $750 million of floating rate callable asset backed notes for net proceeds of approximately $747 million. The notes bear interest at one-month LIBOR plus an applicable spread and were issued in two tranches: $425 million maturing in September 2006 and $325 million maturing in September 2013. The Company has the option to prepay these notes in whole on certain dates after March 2003.

                                ----------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED CONDENSED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES THERETO INCLUDED ELSEWHERE HEREIN. UNLESS OTHERWISE NOTED, ALL DOLLAR AMOUNTS ARE IN MILLIONS.

On March 1, 2001, we acquired all of the outstanding shares of Avis Group Holdings, Inc., one of the world's leading service and information providers for comprehensive automotive transportation and vehicle management solutions, for approximately $994 million, including $40 million of transaction costs and expenses and $17 million related to the conversion of Avis employee stock options into CD common stock options.

On April 2, 2001, we acquired all of the outstanding shares of Fairfield Resorts, Inc., (formerly, Fairfield Communities, Inc.), one of the largest vacation ownership companies in the United States, for approximately $760 million, including $20 million of transaction costs and expenses and $46 million related to the conversion of Fairfield employee stock options into CD common stock options. As part of the acquisition, we also assumed approximately $379 million of Fairfield debt, $125 million of which has been repaid.

We continue to assess the impact of the September 11th terrorist attacks on our businesses and are currently expecting that our operating cash flows and results of operations will be negatively impacted by a considerable decline in travel for the near term (which will primarily affect our Hospitality and Vehicle Services segments and our newly-created Travel Distribution segment, which was created through the acquisitions of Galileo International, Inc. on October 1, 2001 and Cheap Tickets, Inc. on October 5, 2001). We also expect the events of September 11th will contribute to a modest decline in residential real estate transactions and relocations (which will primarily affect our Real Estate Services segment). Notwithstanding the effects of the September 11th terrorist attacks on our operating cash flows, we have sufficient liquidity to fund our current business plans and obligations through various other sources, including public debt and equity markets and financial institutions. In addition, we are reviewing our organizational alignment and our work force at a number of business locations to increase efficiencies and productivity and to reduce the cost structures of our businesses. Such review will result in rightsizing, consolidation, restructuring or other related efforts. We will record charges during fourth quarter 2001 in connection with these initiatives. Such charges could total as much as $125 million after tax, of which approximately $35 million could be non-cash, and would be funded through current operations.

We are also monitoring the valuation of certain assets primarily relating to our investments in mortgage servicing rights and in Homestore.com, Inc. The value of mortgage servicing rights is subject to early prepayment risk due to a decrease in interest rates. Accordingly, we are reviewing the valuation of our current portfolio of mortgage servicing rights for possible impairment. Any adjustment to the carrying value of the portfolio would result in a non-cash charge, which, based upon the current environment, is not expected to exceed $60 million after-tax and would not be material relative to the size of the portfolio. A general slowdown of the economy and, more significantly, the impact of the September 11th terrorist attacks have resulted in continued interest rate cuts. The decline in interest rates, although potentially impacting the value of our mortgage servicing rights, has contributed to a strong increase in applications for mortgage refinancings, which we expect will have a positive impact on the operating results of our mortgage business in subsequent quarters. Additionally, we are evaluating our investment in Homestore.com to determine whether the change in business climate and the subsequent decrease in Homestore.com's trading value is other than temporary. Should a non-cash reduction in the carrying value be required, the result could be a reduction of up to $260 million after tax. We expect to reach a determination on these issues before reporting fourth quarter 2001 financial results.

RESULTS OF CONSOLIDATED OPERATIONS -- 2001 VS. 2000

The consolidated results of operations of Avis and Fairfield have been included in our consolidated results of operations since their respective dates of acquisition.

Strong contributions from many of our businesses and the addition of the operations of Avis and Fairfield produced revenue growth of $1.3 billion, or 103%, and $2.9 billion, or 83%, for the three and nine months ended September 30, 2001, respectively. Our expenses increased $1.3 billion, or 141%, and $2.9 billion, or 111%, for the three and nine months ended September 30, 2001, respectively, primarily as a result of the acquisitions of Avis and Fairfield. We also incurred unusual charges of $77 million during third quarter 2001 as a result of the September 11th terrorist attacks, which primarily resulted from the rationalization of the Avis fleet and related car rental operations.

Our non-vehicle interest expense increased primarily as a result of interest expense accrued on our stockholder litigation settlement liability.

Also during first quarter 2001, we sold our real estate Internet portal, move.com, along with certain ancillary businesses, to Homestore.com in exchange for approximately 21 million shares of Homestore.com common stock then valued at $718 million. We recorded a gain of $548 million on the sale of these businesses, of which $436 million ($262 million, after tax) was recognized at the time of closing. We deferred $112 million of the gain, which represents the portion that was equivalent to our common equity ownership percentage in Homestore.com at the time of closing. During the nine months ended September 30, 2001, we recognized $29 million of this deferred gain.

Our overall effective tax rate was 30% for the three months ended September 30, 2001 and 2000 and 35% and 32% for the nine months ended September 30, 2001 and 2000, respectively. The higher tax rate for the nine months ended September 30, 2001 was primarily due to higher state income taxes provided on the gain on disposition of businesses discussed above.

As a result of the above-mentioned items, income before extraordinary loss and cumulative effect of accounting change decreased $4 million, or 1.9%, in the three months ended September 30, 2001 and increased $215 million, or 42%, in the nine months ended September 30, 2001.

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                 REVENUES                                    ADJUSTED EBITDA
                                 -----------------------------------------      ---------------------------------------
                                                                    %                                             %
                                     2001           2000         CHANGE           2001(b)          2000         CHANGE
                                 -----------     -----------   -----------      ----------      ----------   ----------
Real Estate Services             $       514     $       419            23%     $      287      $      242          19%
Hospitality                              488             278            76             152             115(d)       32
Vehicle Services                       1,119             146             *             127              81          57
Financial Services                       338             333             2              58              86         (33)
                                 -----------     -----------                    ----------      ----------
Total Reportable Segments              2,459           1,176                           624             524
Corporate and Other(a)                    22              49             *             (21)(c)         (34)(e)       *
                                 -----------      ----------                    ----------      ----------
Total Company                    $     2,481     $     1,225                    $      603      $      490
                                 ===========     ===========                    ==========      ==========

----------
*     Not meaningful.
(a) Included in Corporate and Other are the results of operations of our non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.
(b) Excludes charges of $77 million related to the September 11th terrorist attacks, which primarily resulted from the rationalization of the Avis fleet and related car rental operations ($6 million, $60 million and $11 million within Hospitality, Vehicle Services and Corporate and Other, respectively).
(c)   Excludes $9 million of litigation settlement and related costs.
(d)   Excludes $8 million of losses related to the dispositions of businesses.
(e) Excludes (i) $27 million for litigation settlement and related costs, (ii) $24 million of losses related to the dispositions of businesses and (iii) charges of $3 million incurred in connection with the postponement of the initial public offering of Move.com common stock. Such charges were partially offset by a gain of $35 million, which represents the recognition of a portion of the Company's previously recorded deferred gain from the sale of its fleet businesses due to the disposition of VMS Europe by Avis Group Holdings, Inc. in August 2000.

REAL ESTATE SERVICES
Revenues and EBITDA increased $95 million (23%) and $45 million (19%), respectively. The increase in operating results was primarily driven by increased franchise fees from our Century 21, Coldwell Banker and ERA real estate franchise brands and substantial growth in mortgage loan production due to increased refinancing activity and purchase volume.

Franchise royalties increased $16 million (12%) due to a 7% increase in the average price of homes sold. In addition, franchise fees increased $15 million from the conversion of certain Century 21 real estate brokerage offices into Coldwell Banker offices.

Revenues generated from the sale of mortgage loans increased $77 million (72%) as actual mortgage loans sold increased $3.3 billion (49%) to $10.1 billion. Closed mortgage loans increased $4.7 billion (72%) to $11.2 billion consisting of a $3.3 billion increase (approximately nine fold) in refinancings and a $1.4 billion increase (23%) in purchase mortgage closings. Beginning in January 2001, Merrill Lynch outsourced its mortgage originations and servicing operations to us, and new Merrill Lynch business accounted for 16% of our mortgage closings in third quarter 2001. A significant portion of mortgages closed in any quarter will generate revenues in future periods as such loans are packaged and sold (revenues are recognized upon the sale of the loan, typically 45-60 days after closing). Partially offsetting record production revenues was an $18 million decline in net loan servicing revenue. The average servicing portfolio grew $27 billion (42%) as a result of the high volume of mortgage loan originations and Merrill Lynch's outsourcing of its mortgage origination operations to us. However, increased servicing amortization expenses during third quarter 2001, reflecting higher refinancing activity, more than offset the increase in recurring servicing fees from the portfolio growth. Additionally, operating expenses within this segment increased to support the higher volume of mortgage originations and related servicing activities.

HOSPITALITY
Revenues and Adjusted EBITDA increased $210 million (76%) and $37 million (32%), respectively. The acquisition of Fairfield in April 2001 contributed revenues and Adjusted EBITDA of $205 million and $51 million, respectively, which is substantially greater than Fairfield's operating results in third quarter 2000 as an independent company. Additionally, in January 2001, we acquired Holiday Cottages Group Limited, the leading UK brand in the holiday cottages rental sector, which contributed revenues and Adjusted EBITDA of $6 million and $2 million, respectively. The terrorist attacks of September 11th negatively impacted our lodging, timeshare and travel agency businesses. Accordingly, timeshare subscription and transaction revenues increased only $7 million (8%) primarily due to increases in members and exchange transactions, while timeshare staffing costs increased $11 million to support actual and anticipated volume growth. In addition, lodging royalties and marketing fund revenues declined $5 million (4%) as room occupancy levels declined. We also experienced lower sales volumes in our travel agency business, which reported a $3 million revenue decline. While we expect the events of September 11th to reduce the growth in our Hospitality segment for the foreseeable future, we expect that the percentage impact will decline over time, absent any further shocks to the travel industry.

VEHICLE SERVICES
Revenues and Adjusted EBITDA increased $973 million and $46 million, respectively, substantially due to our acquisition of Avis in February 2001. The operations of Avis are comprised of the Avis car rental business and fleet management programs including integrated vehicle leasing, advisory services, fuel and maintenance cards and other fleet management services to corporate customers. Prior to the acquisition, revenues and Adjusted EBITDA consisted principally of earnings from our equity investment in Avis, royalties received from Avis and the operations of our National Car Parks subsidiary. The acquisition contributed incremental revenues and Adjusted EBITDA of approximately $960 million and $42 million, respectively. However, Avis results were negatively impacted by reduced demand at airport locations as a result of the September 11th terrorist attacks, as well as a general decline in commercial travel throughout third quarter 2001. Our National Car Parks subsidiary contributed incremental revenue of $11 million. While we expect the events of September 11th to reduce the growth of our car rental operations for the foreseeable future, we expect that the percentage impact will decline over time, absent any further shocks to the travel industry.

FINANCIAL SERVICES
Revenues increased $5 million (2%), while EBITDA decreased $28 million (33%). Excluding $41 million of transaction-related expenses recorded during third quarter 2001 in connection with the outsourcing of our individual membership business to Trilegiant Corporation, EBITDA increased $13 million (15%).

The re-acquisition and integration of Netmarket Group, the online membership business, during fourth quarter 2000 contributed $16 million to revenues. Netmarket Group typically generates low margins compared to traditional membership operations. Contributing to the EBITDA increase was a $22 million reduction in marketing expenses within our individual membership business largely due to the outsourcing of marketing activities to Trilegiant. Revenues and EBITDA were unfavorably impacted by a decrease in membership expirations (revenue is generally recognized upon expiration of the membership); however, a favorable mix of products and programs with marketing partners partially mitigated the impact.

In July 2001, we entered into a number of agreements with Trilegiant, a newly formed company owned by the former management of our Cendant Membership Services and Cendant Incentives subsidiaries. Under these agreements, we will continue to collect membership fees from, and are obligated to provide membership benefits to, members of our individual membership business that existed as of the transaction date, including their renewals.

Trilegiant will provide fulfillment services to these members in exchange for a servicing fee and will license and/or lease from us the assets of our individual membership business to service these members and also to obtain new members. Trilegiant will retain the economic benefits and service obligations for those new members who join subsequent to the transaction date. Beginning in third quarter 2002, we will receive a royalty (initially 5%) from Trilegiant for membership fees generated by their new members.

CORPORATE AND OTHER
Revenues decreased $27 million, while Adjusted EBITDA increased $13 million. In February 2001, we sold Move.com Group, our real estate internet portal, and Welcome Wagon International. Such businesses collectively accounted for a decline in revenues of $25 million and an improvement to Adjusted EBITDA of $19 million, reflecting our investment in development and marketing of the portal during third quarter 2000. Adjusted EBITDA also reflects increased unallocated corporate overhead costs due to infrastructure expansion to support Company growth.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                 REVENUES                                   ADJUSTED EBITDA
                                 -----------------------------------------      ----------------------------------------
                                                                    %                                             %
                                     2001            2000         CHANGE          2001(b)          2000(f)      CHANGE
                                 -----------     -----------   -----------      ----------      ----------   -----------
Real Estate Services             $     1,328     $     1,085           22%      $      650(c)   $      550           18%
Hospitality                            1,225             777           58              416             309(g)        35
Vehicle Services                       2,685             418            *              361(d)          221           63
Financial Services                     1,060           1,035            2              259             302          (14)
                                 -----------     -----------                    ----------      ----------
Total Reportable Segments              6,298           3,315                         1,686           1,382
Corporate and Other(a)                    72             175            *              (53)(e)         (76)(h)        *
                                 -----------      ----------                    -----------     ----------
Total Company                    $     6,370     $     3,490                    $    1,633      $    1,306
                                 ===========     ===========                    ==========      ==========

----------
*     Not meaningful.
(a) Included in Corporate and Other are the results of operations of our non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.
(b) Excludes charges of $77 million related to the September 11th terrorist attacks, which primarily resulted from the rationalization of the Avis fleet and related car rental operations ($6 million, $60 million and $11 million within Hospitality, Vehicle Services and Corporate and Other, respectively).
(c) Excludes a charge of $95 million to fund an irrevocable contribution to an independent technology trust responsible for providing technology initiatives for the benefit of certain current and future franchisees.
(d) Excludes charges of $4 million related to the acquisition and integration of Avis.
(e) Excludes (i) a net gain of $435 million related to the dispositions of businesses and (ii) a credit of $14 million to reflect an adjustment to the PRIDES class action litigation settlement charge recorded by the Company in 1998. Such amounts were partially offset by charges of (i) $85 million related to the creation of Trip Network, Inc., an independent company that was created to pursue the development of an online travel business for the benefit of certain current and future franchisees, (ii) $42 million for litigation settlement and related costs, (iii) $7 million related to a non-cash contribution to the Cendant Charitable Foundation and (v) $4 million related to the acquisition and integration of Avis.
(f) Excludes a charge of $109 million in connection with restructuring and other initiatives ($2 million, $63 million, $31 million and $13 million within Real Estate Services, Hospitality, Financial Services and Corporate and Other, respectively).
(g)   Excludes $12 million of losses related to the dispositions of businesses.
(h) Excludes (i) a non-cash credit of $41 million in connection with a change to the original estimate of the number of Rights to be issued in connection with the PRIDES settlement resulting from unclaimed and uncontested Rights and, (ii) a gain of $35 million, which represents the recognition of a portion of the Company's previously recorded deferred gain from the sale of its fleet businesses due to the disposition of VMS Europe by Avis Group Holdings, Inc. in August 2000; partially offset by
      (i) $30 million of losses related to the disposition of businesses and
      (ii) $35 million of litigation settlement and related costs.

REAL ESTATE SERVICES
Revenues and Adjusted EBITDA increased $243 million (22%) and $100 million (18%), respectively. The increase in operating results was primarily driven by substantial growth in mortgage loan production due to increased refinancing activity and purchase volume. Increases in relocation services and higher franchise fees from our Century 21, Coldwell Banker, and ERA franchise brands also contributed to the favorable operating results.

Collectively, mortgage loans sold increased $10.7 billion (70%) to $25.9 billion, generating incremental revenues of $214 million, a 91% year-over-year increase. Closed mortgage loans increased $14.4 billion (88%) to $30.7 billion. This growth consisted of a $10 billion increase (approximately ten fold) in refinancings and a $4.3 billion increase (29%) in purchase mortgage closings. Beginning in January 2001, Merrill Lynch outsourced its mortgage originations and servicing operations to us. New Merrill Lynch business accounted for 14% of our mortgage closings in nine months 2001. Partially offsetting record production revenues was a $32 million decline in loan net servicing revenue. The average servicing portfolio grew $29 billion (50%) as a result of the high volume of mortgage loan originations and Merrill Lynch's outsourcing of its mortgage origination operations to us. However, accelerated servicing amortization expenses, due primarily to refinancing activity, more than offset the increase in recurring servicing fees from the portfolio growth. Additionally, operating expenses within this segment increased to support the higher volume of mortgage originations and related servicing activities.

Franchise fees from our real estate franchise brands also contributed to revenue and Adjusted EBITDA growth. Franchise royalties increased $23 million (6%), despite only modest industry-wide growth and a year-over-year industry decline in California, principally due to a 5% increase in the average price of homes sold. In addition, franchise fees increased $15 million in 2001 from the conversion of certain Century 21 real estate brokerage offices into Coldwell Banker offices.

Service based fees from relocation activities also contributed to the increase in revenues and Adjusted EBITDA. Relocation referral fees increased $14 million and net interest income from relocation operations was $9 million favorable principally due to reduced debt levels.

Partially offsetting the year-over-year revenue and Adjusted EBITDA increases was a $10 million gain recognized in second quarter 2000 on the sale of a portion of our preferred stock investment in NRT.

HOSPITALITY
Revenues and Adjusted EBITDA increased $448 million (58%) and $107 million (35%), respectively. While our April 2001 acquisition of Fairfield produced the bulk of the increase in operating results, our pre-existing timeshare exchange operations also contributed to this growth. Fairfield contributed revenues and Adjusted EBITDA of $403 million and $101 million, respectively, for the period subsequent to the acquisition through September 30, 2001. In addition, our acquisition of Holiday Cottages contributed incremental revenues and Adjusted EBITDA of $21 million and $7 million, respectively. The additional revenue growth resulted primarily from an incremental $28 million of timeshare subscription and transaction fees due to increases in members and exchange transactions, although timeshare staffing costs also increased to support volume growth and meet anticipated service levels. The terrorist attacks of September 11th caused a decline in occupancy levels of our franchised lodging properties; however, marginal increases in available rooms and average room rates principally offset the impact of lower occupancy. While we expect the events of September 11th to reduce the growth of our Hospitality segment for the foreseeable future, we expect that the percentage impact will decline over time, absent any further shocks to the travel industry.

VEHICLE SERVICES
Revenues and Adjusted EBITDA increased $2.3 billion and $140 million, respectively, substantially all due to the Avis acquisition. Avis' operating results were included from the February 28, 2001 acquisition date through September 30, 2001, whereas in 2000 we recorded earnings from our 18% equity investment in Avis and received franchise royalties from Avis. While we expect the events of September 11th to reduce the growth of our car rental operations for the foreseeable future, we expect that the percentage impact will decline over time, absent any further shocks to the travel industry.

FINANCIAL SERVICES
Revenues increased $25 million (2%), while EBITDA decreased $43 million (14%). The decrease in EBITDA was largely due to $41 million of transaction-related expenses incurred in connection with the outsourcing of our individual membership business to Trilegiant. Excluding such expenses, EBITDA decreased $2 million (1%). Jackson Hewitt, our tax preparation franchise business, contributed incremental revenues of $18 million, principally comprised of higher royalties due to a 32% increase in tax return volume. Such revenues were recognized with relatively no corresponding increases in expenses due to the significant operating leverage within our franchise operations. Netmarket Group contributed $47 million to revenues. Also contributing to increased EBITDA was a $14 million decrease in marketing expenses due to the outsourcing of marketing activities to Trilegiant. Conversely, revenues and EBITDA were negatively impacted from a decrease in membership expirations (revenue is generally recognized upon expiration of the membership), however, such impact was partially mitigated by a favorable mix of products and programs with marketing partners and a reduction in operating expenses, principally commissions, which directly related to servicing fewer members. Revenues and EBITDA in 2000 included $8 million of fees recognized from the sale of certain referral agreements with car dealers.

CORPORATE AND OTHER
Revenues decreased $103 million, while Adjusted EBITDA increased $23 million. In February 2001, we sold Move.com Group and Welcome Wagon International. Such businesses collectively accounted for a decline in revenues of $57 million and an improvement to Adjusted EBITDA of $65 million because we had been investing in development and marketing of the portal during the nine months ended September 30, 2000. Revenues and Adjusted EBITDA were negatively impacted by $34 million less income from financial investments. In addition, revenues recognized from providing electronic reservation processing services to Avis ceased subsequent to the Avis acquisition, with no Adjusted EBITDA impact as Avis was billed for such services at cost. In addition, Adjusted EBITDA benefited from the absence of $11 million of costs incurred to pursue internet initiatives. Adjusted EBITDA also reflects increased unallocated corporate overhead costs due to infrastructure expansion to support company growth.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Within our car rental, vehicle management, relocation, mortgage services and timeshare development businesses, we purchase assets or finance the purchase of assets on behalf of our clients. Assets generated in this process are classified as assets under management and mortgage programs. We seek to offset the interest rate exposures inherent in our assets under management and mortgage programs by matching such assets with financial liabilities that have similar term and interest rate characteristics. As a result, we minimize the interest rate risk associated with managing these assets and create greater certainty around the financial income that they produce. Fees generated from our clients are used, in part, to repay the interest and principal associated with these liabilities. Funding for our assets under management and mortgage programs is also provided by both unsecured corporate borrowings and securitized financing arrangements, which are classified as liabilities under management and mortgage programs. Cash inflows and outflows relating to the generation of assets and the principal debt repayment or financing of such assets are classified as activities of our management and mortgage programs.

FINANCIAL CONDITION

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                  2001            2000          CHANGE
                                                              ------------    ------------    -----------
Total assets exclusive of assets under programs               $    19,335     $    12,211     $     7,124
Assets under programs                                              11,560           2,861           8,699

Total liabilities exclusive of liabilities under programs     $    13,844     $     7,724     $     6,120
Liabilities under programs                                         10,771           2,516           8,255
Mandatorily redeemable securities                                     375           2,058          (1,683)
Stockholders' equity                                                5,905           2,774           3,131

Total assets exclusive of assets under programs increased primarily due to an increase in goodwill resulting from the acquisitions of Avis and Fairfield, various other increases in assets also due to the acquisitions, cash proceeds provided by financing activities and our equity investment in Homestore.com. Assets under programs increased primarily due to vehicles acquired in the acquisition of Avis.

Total liabilities exclusive of liabilities under programs increased primarily due to $4.4 billion of debt issued during 2001, approximately $900 million of debt assumed in the acquisition of Avis and various other increases in liabilities also due to the acquisitions of Avis and Fairfield. Liabilities under programs increased primarily due to approximately $6.8 billion of debt assumed in the acquisition of Avis and $1.6 billion of debt issued during 2001.

Mandatorily redeemable securities decreased due to the exchange of these securities in connection with the settlement of the purchase contracts underlying the Feline PRIDES during first quarter 2001, which resulted in the issuance of approximately 61 million shares of CD common stock.

Stockholders' equity increased primarily due to the above-mentioned issuance of approximately 61 million shares of CD common stock, the issuance during first quarter 2001 of 46 million shares of CD common stock at $13.20 per share for aggregate proceeds of approximately $607 million and net income of $692 million during 2001.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                           ----------------------------------------
                                                                              2001           2000          CHANGE
                                                                           ----------     ----------    -----------
Cash provided by (used in):
  Operating activities                                                     $    2,175     $      581    $     1,594
  Investing activities                                                         (4,794)          (329)        (4,465)
  Financing activities                                                          4,870           (231)         5,101
Effects of exchange rate changes on cash and cash equivalents                       6             25            (19)
                                                                           ----------     ----------    -----------
Net change in cash and cash equivalents                                    $    2,257     $       46    $     2,211
                                                                           ==========     ==========    ===========

Cash flows from operating activities increased primarily due to cash generated from operations in our acquired businesses.

Cash flows used in investing activities increased primarily due to (i) the utilization of cash to fund the acquisitions of Avis and Fairfield, (ii) a net outflow of approximately $1.3 billion to acquire vehicles used in our Avis business, and (iii) the funding of $750 million to the stockholder litigation settlement trust during 2001.

Cash flows from financing activities resulted in an inflow of $4.9 billion in 2001 compared to an outflow of $231 million in 2000 primarily due to an increase of $5.2 billion in proceeds received from debt issuances, net of repayments.

STOCKHOLDER LITIGATION SETTLEMENT LIABILITY

On August 28, 2001, the United States Court of Appeals for the Third Circuit approved our proposed $2.85 billion settlement of the principal common stockholder class action lawsuit, overruled all objections to the settlement, approved a plan of allocation for the settlement proceeds and awarded attorneys' fees and expenses to the plaintiffs. As of September 30, 2001, we had previously made payments totaling $1.1 billion to a fund established for the benefit of the plaintiffs in this lawsuit. We intend to continue making quarterly payments of $250 million to such fund. We expect that we will be required to fund the remaining balance no earlier than the end of March 2002, although the precise timing of this obligation depends upon whether any party seeks review of the Third Circuit's decision in the United States Supreme Court and the timing of the disposition of any such proceedings in the Supreme Court. In March 2002, the unfunded portion of the settlement liability is expected to approximate $1.3 billion. We anticipate funding such amount from a combination of available cash, operating cash flow and revolving credit facility borrowings.

CAPITAL EXPENDITURES

Capital expenditures during 2001 amounted to $242 million and were utilized to support operational growth, enhance marketing opportunities and develop operating efficiencies through technological improvements. We anticipate a capital expenditure investment during 2001 of approximately $350 million. Such amount represents an increase from 2000 primarily due to capital expenditures related to the acquisitions of Avis, Fairfield, Galileo and Cheap Tickets.

DEBT FINANCING

EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS

Our total long-term debt (including the Upper DECS) increased $4.7 billion to $6.6 billion at September 30, 2001. Such increase was primarily attributable to additional debt issuances and the issuance of the Upper DECS totaling $4.4 billion during 2001 and the assumption of Avis debt of approximately $900 million.

During first quarter 2001, we issued approximately $1.5 billion aggregate principal amount at maturity of zero-coupon senior convertible notes for aggregate gross proceeds of approximately $900 million. We used $250 million of such proceeds to extinguish outstanding borrowings under our then-existing term loan facility. The remaining proceeds were used for general corporate purposes. These notes mature in 2021 and were issued at a price representing a yield-to-maturity of 2.5%. We will not make periodic payments of interest on the notes, but may be required to make nominal cash payments in specified circumstances. Each $1,000 principal amount at maturity may be convertible, subject to satisfaction of specific contingencies, into 33.4 shares of CD common stock. The notes will not be redeemable by us prior to February 13, 2004, but will be redeemable thereafter at the issue price of $608.41 per note plus accrued discount through the redemption date. In addition, holders of the notes may require us to repurchase the notes on February 13, 2004, 2009 or 2014. In such circumstance, we may pay the repurchase price in cash, shares of our CD common stock, or any combination thereof.

During first quarter 2001, we also entered into a $650 million term loan agreement with terms similar to our other revolving credit facilities. Borrowings under this facility bore interest at LIBOR plus a margin of 125 basis points. A portion of this term loan was used to finance the acquisition of Avis. On October 5, 2001, we converted this term loan into a revolving credit facility and increased such facility by $500 million to establish a $1.15 billion committed revolving credit facility. The converted facility matures in February 2004 and now contains the committed capacity to issue up to $300 million in letters of credit. Borrowings under this facility bear interest at LIBOR plus a margin of 82.5 basis points. We are required to pay a per annum facility fee of
17.5 basis points under this facility and a per annum utilization fee of 25 basis points if usage under this facility exceeds 33% of aggregate commitments. Subsequent to the conversion, on October 9, 2001, we repaid the original $650 million term loan from available cash. The total $1.15 billion commitment under this facility is presently undrawn and available and approximately $270 million is available under our other existing committed credit facilities.

During second quarter 2001, we issued zero-coupon zero-yield senior convertible notes for gross proceeds of $1.0 billion. We utilized these proceeds for general corporate purposes and to reduce certain borrowings. These notes mature in 2021. We are not required to pay interest on these notes unless an interest adjustment becomes payable, which may occur in specified circumstances commencing in 2004. Each $1,000 principal amount at maturity may be convertible, subject to satisfaction of specific contingencies, into approximately 39 shares of CD common stock. The notes will not be redeemable by us prior to May 4, 2004, but will be redeemable thereafter. In addition, holders of the notes may require us to repurchase the notes on May 4, 2002, 2004, 2006, 2008, 2011 and 2016. In such circumstance, we may pay the repurchase price in cash, shares of our CD common stock, or any combination thereof.

During third quarter 2001, we issued approximately 17 million Upper DECS, each consisting of both a senior note and a forward purchase contract, aggregating $863 million principal amount. The senior notes have a term of five years and initially bear interest at an annual rate of 6.75%. The forward purchase contracts require the holder to purchase a minimum of 1.7593 shares and a maximum of 2.3223 shares of CD common stock, based upon the average closing price of CD common stock during a stipulated period, in August 2004. The forward purchase contracts also require cash distributions from us to each holder at an annual rate of 1.00% through August 2004 (the date the forward contracts are required to be settled). The interest rate on the senior notes will be reset based upon a remarketing in either May or August 2004. We utilized the proceeds from this offering for general corporate purposes.

During third quarter 2001, we also issued $850 million aggregate principal amount of 6.875% notes to qualified institutional buyers for net proceeds of $843 million. The notes mature in August 2006. We utilized the proceeds from this offering for general corporate purposes and to fund a portion of the acquisitions of Galileo and Cheap Tickets.

On October 1, 2001, our $750 million five-year revolving credit facility matured.

During third quarter 2001, we filed a registration statement, which provides for an aggregate public offering of up to $3.0 billion of debt or equity securities. We currently have $3.0 billion available under this registration statement.

RELATED TO MANAGEMENT AND MORTGAGE PROGRAMS

Debt related to our management and mortgage programs increased $7.7 billion to $9.7 billion at September 30, 2001. Such increase was primarily attributable to the assumption of Avis debt (principally comprising $3.7 billion of securitized term notes, $1.6 billion of securitized interest bearing notes and $957 million of securitized commercial paper) and additional debt issuances aggregating approximately $1.6 billion during 2001.

During first quarter 2001, PHH issued $650 million of unsecured medium-term notes under its existing shelf registration statement. These notes bear interest at a rate of 8 1/8% per annum and mature in February 2003. PHH currently has approximately $2.4 billion available for issuing medium-term notes under its shelf registration statement.

During first quarter 2001, our car rental subsidiary issued $750 million of floating rate asset-backed notes secured by rental vehicles owned by such subsidiary. The notes bear interest at a rate of LIBOR plus 20 basis points per annum and mature in April 2004.

During second quarter 2001, our car rental subsidiary also registered $500 million of auction rate asset-backed notes secured by rental vehicles owned by such subsidiary. These notes bear interest at a rate of LIBOR plus or minus an applicable margin determined from time to time through an auction. As of September 30, 2001, approximately $155 million was issued under this registration statement.

Coincident with the acquisition of Fairfield, an unaffiliated bankruptcy remote special purpose entity, Fairfield Receivables Corporation, committed to purchase on a revolving basis for cash, at our option, up to $500 million of our timeshare receivables. We also maintain non-revolving sales agreements with various other unaffiliated bankruptcy remote special purpose entities that allow for the transfer of timeshare receivables. We will retain a subordinated residual interest and the related servicing rights and obligations in all of the transferred timeshare receivables. At September 30, 2001, we were servicing approximately $446 million of timeshare receivables transferred under all agreements.

During first quarter 2001, PHH renewed its $750 million syndicated revolving credit facility that was due in 2001. The new facility bears interest at LIBOR plus an applicable margin, as defined in the agreement, and terminates on February 21, 2002. PHH is required to pay a per annum utilization fee of .25% if usage under the facility exceeds 25% of aggregate commitments. Under the new facility, any loans outstanding as of February 21, 2002 may be converted into a term loan with a final maturity of February 21, 2003. In addition to this new facility, PHH maintains a $750 million five-year syndicated committed revolving credit facility, which matures in February 2005, and two other committed facilities totaling $275 million with maturity dates in November 2002.

During third quarter 2001, our car rental subsidiary terminated its $450 million revolving credit facility.

On October 23, 2001, a subsidiary of our fleet management business issued $750 million of floating rate callable asset backed notes for net proceeds of approximately $747 million. The notes bear interest at one-month LIBOR plus an applicable spread and were issued in two tranches: $425 million maturing in September 2006 and $325 million maturing in September 2013. PHH has the option to prepay the notes in whole on certain dates after March 2003.

STRATEGIC BUSINESS INITIATIVES

On October 1, 2001, we acquired all of the outstanding shares of Galileo International, Inc. a leading provider of electronic global distribution services for the travel industry, for approximately $1.9 billion, including approximately $36 million of estimated transaction costs and expenses and approximately $32 million related to the conversion of Galileo employee stock options into CD common stock options. Approximately $1.5 billion of the merger consideration was funded through the issuance of approximately 117 million shares of CD common stock, with the remainder being financed from available cash. As part of the acquisition, we also assumed approximately $586 million of Galileo debt, $555 million of which has been repaid.

On October 5, 2001, we acquired all of the outstanding common stock of Cheap Tickets, a leading provider of discount leisure travel products, for $313 million (approximately $286 million in cash, net of cash acquired), including $18 million of estimated transaction costs and expenses and $27 million related to the conversion of Cheap Tickets employee stock options into CD common stock options.

In accordance with SFAS No. 142, goodwill and certain other intangible assets arising from these transactions will not be amortized.

We continually explore and conduct discussions with regard to acquisitions and other strategic corporate transactions in our industries and in other franchise, franchisable or service businesses in addition to transactions previously announced. As part of our regular on-going evaluation of acquisition opportunities, we currently are engaged in a number of separate, unrelated preliminary discussions concerning possible acquisitions. The purchase price for the possible acquisitions may be paid in cash, through the issuance of CD common stock or other of our securities, borrowings, or a combination thereof. Prior to consummating any such possible acquisition, we will need to, among other things, initiate and complete satisfactorily our due diligence investigations; negotiate the financial and other terms (including price) and conditions of such acquisitions; obtain appropriate board of directors, regulatory and shareholder or other necessary consents and approvals; and, if necessary, secure financing. No assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. In the past, we have been involved in both relatively small acquisitions and acquisitions which have been significant.

In addition, we continually review and evaluate our portfolio of existing businesses to determine if they continue to meet our business objectives. As part of our ongoing evaluation of such businesses, we intend from time to time to explore and conduct discussions with regard to joint ventures, divestitures and related corporate transactions. However, we can give no assurance with respect to the magnitude, timing, likelihood or financial or business effect of any possible transaction. We also cannot predict whether any divestitures or other transactions will be consummated or, if consummated, will result in a financial or other benefit to us.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and requires additional disclosures for material business combinations completed after such date. This standard also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. On July 1, 2001, we adopted the provisions of this standard relating to acquisitions made subsequent to June 30, 2001, as required. The provisions regarding the classification of previously acquired intangible assets will be adopted simultaneously with the provisions of SFAS No. 142 on January 1, 2002, as required.

SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired outside of a business combination. The standard also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. We will be required to assess goodwill and other intangible assets for impairment annually, or more frequently if circumstances indicate a potential impairment. On July 1, 2001, we adopted the provisions requiring that goodwill and certain other intangible assets acquired after June 30, 2001 not be amortized. We will adopt the remaining provisions of this standard on January 1, 2002, as required. Transition-related impairment losses, if any, resulting from the initial assessment of goodwill and certain other intangible assets will be recognized by us as a cumulative effect of accounting change as of January 1, 2002. We are currently evaluating the impact of adopting the remaining provisions of this standard on our financial position and results of operations. Based upon a preliminary assessment of previously acquired goodwill and certain other intangible assets that will no longer be amortized upon the adoption of SFAS No. 142, we expect that the related reduction to amortization expense during the nine months ended September 30, 2001 and 2000 would approximate $160 million and $80 million, respectively. Such amortization expense for the nine months ended September 30, 2001 is net of the amortization of our deferred gain recorded on the sale of move.com to Homestore.com, which would also no longer be accreted through earnings. The estimated impact for 2002 with respect to goodwill and certain other intangible assets that will no longer be subject to amortization is expected to reduce amortization expense by approximately $215 million based upon existing goodwill and other intangible assets as of September 30, 2001.

During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. We will adopt this standard on January 1, 2002.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives.

Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

o the impacts of the September 11, 2001 terrorist attacks on New York City and Washington, D.C. on the travel industry in general, and our travel businesses in particular, are not known at this time, but are expected to include negative impacts on financial results due to reduced demand for travel in the near term; other attacks, acts of war; or measures taken by governments in response thereto may negatively affect the travel industry, our financial results and could also result in a disruption in our business;
o the impact of the anthrax attacks through the United States mail system on the marketing programs of our FISI Madison/BCI subsidiaries and on Trilegiant are not known at this time, but may have negative impacts on the financial results of such businesses if consumers become reluctant to open and respond to such programs;
o the effect of economic conditions and interest rate changes on the economy on a national, regional or international basis and the impact thereof on our businesses;
o the effects of a decline in travel, due to political instability, adverse economic conditions or otherwise, on our travel related businesses;
o the effects of changes in current interest rates, particularly on our real estate franchise and mortgage businesses;
o the resolution or outcome of our unresolved pending litigation relating to the previously announced accounting irregularities and other related litigation;
o our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;
o competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;
o failure to reduce quickly our substantial technology costs in response to a reduction in revenue, particularly in our computer reservations and global distribution systems businesses;
o our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster;
o our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, including the acquisitions of Avis Group Holdings, Inc., Fairfield Resorts, Inc., Galileo International, Inc. and Cheap Tickets, Inc., the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;
o our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and rating agencies;
o competitive and pricing pressures in the vacation ownership and travel industries, including the car rental industry;
o changes in the vehicle manufacturer repurchase arrangements in our Avis car rental business in the event that used vehicle values decrease;
o and changes in laws and regulations, including changes in accounting standards and privacy policy regulation.

Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described above in connection with any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As previously discussed in our 2000 Annual Report on Form 10-K/A, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used September 30, 2001 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

See Exhibit 99 attached hereto regarding available pro forma financial data giving effect to the acquisitions of Avis Group Holdings, Inc. on March 1, 2001 and Galileo International, Inc. on October 1, 2001 as of and for the nine months ended September 30, 2001 and for the year ended December 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

See Exhibit Index

(b) REPORTS ON FORM 8-K

On July 3, 2001, we filed a current report on Form 8-K to make available under
Item 5 pro forma financial information giving effect to the acquisition of Avis Group Holdings, Inc. on March 1, 2001 and various first quarter 2001 finance-related activities.

On July 10, 2001, we filed a current report on Form 8-K to report under Item 5 the agreement to outsource and license our individual membership and loyalty businesses to Trilegiant Corporation.

On July 19, 2001, we filed a current report on Form 8-K to make available under
Item 5 preliminary pro forma financial information with respect to our acquisition of Galileo International, Inc.

On July 19, 2001, we filed a current report on Form 8-K to report under Item 5 our second quarter 2001 financial results.

On July 23, 2001, we filed a current report on Form 8-K to report under Item 5 the public offering of $750 million of Upper DECS(SM) consisting of senior notes and forward purchase contracts.

On July 24, 2001, we filed a current report on Form 8-K/A to make available under Item 5 preliminary financial information with respect to our acquisition of Galileo International, Inc.

On July 31, 2001, we filed a current report on Form 8-K to report under Item 5 our Consolidated Condensed Statements of Cash Flows and our Consolidated Schedule of Free Cash Flow for the twelve months ended June 30, 2001 and 2000.

On August 1, 2001, we filed a current report on Form 8-K to make available under
Item 5 certain exhibits relating to our offering of the Upper DECS(SM).

On August 2, 2001, we filed a current report on Form 8-K to report under Item 5 the expected consummation date of our acquisition of Galileo International, Inc.

On August 16, 2001, we filed a current report on Form 8-K to report under Item 5 our planned acquisition of Cheap Tickets, Inc.

On August 27, 2001, we filed a current report on Form 8-K to report under Item 5 the exchange ratio to be utilized in our acquisition of Galileo International, Inc.

On August 30, 2001, we filed a current report on Form 8-K to report under Item 5 the settlement decisions issued by the United States Court of Appeals for the Third Circuit relating to the class action lawsuit pending against us and the approval of the proposed merger by the stockholders of Galileo International, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CENDANT CORPORATION


                                            /s/ Kevin M. Sheehan
                                            ------------------------------------
                                            Kevin M. Sheehan
                                            Senior Executive Vice President and
                                            Chief Financial Officer


                                            /s/ Tobia Ippolito
                                            ------------------------------------
                                            Tobia Ippolito
                                            Executive Vice President and
                                            Chief Accounting Officer

Date: November 14, 2001

                                  EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

  3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q/A for the quarterly period ended March 31, 2000, dated July 28, 2000).

  3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q/A for the quarterly period ended March 31, 2000, dated July 28, 2000).

  4.1 Fourth Supplemental Indenture, dated as of July 27, 2001, between Cendant Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated in reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 1, 2001).

  10.1 Underwriting Agreement, dated July 20, 2001 between Cendant Corporation and Salomon Smith Barney Inc. (incorporated in reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on August 1, 2001).

  10.2 Forward Purchase Contract Agreement, dated as of July 27, 2001, between Cendant Corporation and Bank One Trust Company, National Association, as Forward Purchase Contract Agent (incorporated in reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on August 1, 2001).

  10.3 Pledge Agreement, dated as of July 27, 2001, among Cendant Corporation, The Chase Manhattan Bank, as Collateral Agent, and Bank One Trust Company, National Association, as Forward Purchase Contract Agent (incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on August 1, 2001).

  10.4 Remarketing Agreement, dated as of July 27, 2001, among Cendant Corporation, Bank One Trust Company, National Association as Forward Purchase Contract Agent, and Salomon Smith Barney Inc., as Remarketing Agent (incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on August 1, 2001).

  10.5        Form of 6 7/8% Notes due 2006 (incorporated by reference to
              Exhibit 4.2 the Company's Registration Statement on Form S-4 filed on November 2, 2001).

  10.6 Registration Rights Agreement, dated August 13, 2001, between Cendant Corporation and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Credit Lyonnais Securities (USA) Inc., The Royal Bank of Scotland plc, Scotia Capital (USA) Inc., The Williams Capital Group, L.P. and Tokyo-Mitsubishi International plc (incorporated by reference to Exhibit 4.3 the Company's Registration Statement on Form S-4 filed on November 2, 2001).

  12          Statement Re: Computation of Ratio of Earnings to Fixed Charges.

  99          Pro Forma Financial Information (unaudited).