Form 10-K
period 2001-12-31
CENDANT CORP
filed 2002-04-01
CIK 723612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                          COMMISSION FILE NO. 1-10308
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

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                          ON WHICH REGISTERED
---------------------------------------        ------------------------------------
    CD Common Stock, Par Value $.01                  New York Stock Exchange
            Upper DECS (sm)                          New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                             7 3/4% Notes due 2003
                             6.875% Notes due 2006
                 3 7/8% Convertible Senior Debentures due 2011
            Zero Coupon Senior Convertible Contingent Notes due 2021
                  Zero Coupon Convertible Debentures due 2021
                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the New York Stock Exchange on March 15, 2002 was $18,334,910,460. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

The number of shares outstanding of the Registrant's common stock was 982,020,341 as of March 15, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be mailed to stockholders in connection with our annual stockholders meeting to be held
May 21, 2002 (the "Annual Proxy Statement") are incorporated by reference into
Part III hereof.

             DOCUMENT CONSTITUTING PART OF SECTION 10(A) PROSPECTUS
                      FOR FORM S-8 REGISTRATION STATEMENTS

This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                            DESCRIPTION                             PAGE
----                                            -----------                           --------
                        PART I
 1                      Business                                                          3
 2                      Properties                                                       27
 3                      Legal Proceedings                                                29
 4                      Submission of Matters to a Vote of Security Holders              32

                        PART II
 5                      Market for the Registrant's Common Equity and Related
                        Stockholder Matters                                              33
 6                      Selected Financial Data                                          34
 7                      Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                        35
 7a                     Quantitative and Qualitative Disclosures about Market Risk       59
 8                      Financial Statements and Supplementary Data                      60
 9                      Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure                                         60

                        PART III
 10                     Directors and Executive Officers of the Registrant               60
 11                     Executive Compensation                                           60
 12                     Security Ownership of Certain Beneficial Owners and
                        Management                                                       60
 13                     Certain Relationships and Related Transactions                   61

                        PART IV
 14                     Exhibits, Financial Statement Schedules and Reports on Form
                        8-K                                                              61

                        Signatures

                                     PART I

ITEM 1. BUSINESS

EXCEPT AS EXPRESSLY INDICATED OR UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY", "CENDANT", "WE", "OUR" OR "US" MEANS CENDANT CORPORATION, A DELAWARE CORPORATION, AND ITS SUBSIDIARIES.

We are one of the foremost providers of travel and real estate services in the world. Our businesses provide a wide range of consumer and business services and are intended to complement one another and create cross-marketing opportunities both within and among our following five business segments:

    - Our Real Estate Services segment franchises the real estate brokerage businesses of the CENTURY 21-Registered Trademark-, Coldwell Banker-Registered Trademark-, Coldwell Banker
      Commercial-Registered Trademark- and ERA-Registered Trademark- brands; provides home buyers with mortgages through Cendant Mortgage Corporation and assists in employee relocations through Cendant Mobility Services Corporation.

    - Our Hospitality segment operates the Days Inn-Registered Trademark-, Ramada-Registered Trademark- (in the United States), Super 8 Motel-Registered Trademark-, Howard Johnson-Registered Trademark-, Wingate Inn-Registered Trademark-, Knights Inn-Registered Trademark-, Travelodge-Registered Trademark- (in North America), Villager Lodge-Registered Trademark-/Village
      Premier-Registered Trademark-/Hearthside by Villager and AmeriHost Inn-Registered Trademark- lodging franchise systems, facilitates the sale and exchange of vacation ownership intervals through Resort Condominiums International, LLC, Fairfield Resorts, Inc. and Equivest Finance, Inc. and markets vacation rental properties in Europe through Holiday Cottages and Cuendet.

    - Our Vehicle Services segment operates and franchises our Avis-Registered Trademark- car rental business; provides fleet management and fuel card services to corporate clients and government agencies through PHH Arval and Wright Express and operates parking facilities in the United Kingdom through our National Car Parks subsidiary.

    - Our Travel Distribution segment provides global distribution and computer reservation services to airlines, hotels, car rental companies and other travel suppliers and provides our travel agent customers the ability to electronically access airline schedule and fare information, book reservations, and issue tickets through Galileo International, provides travel services through our Cendant Travel and Cheap Tickets travel agency businesses, and provides reservations processing, connectivity and information management services through WizCom.

    - Our Financial Services segment provides enhancement packages to financial institutions through FISI*Madison LLC, provides insurance-based products to consumers through Benefit Consultants, Inc. and Long Term Preferred Care, Inc., provides loyalty solutions to businesses through Cims Ltd., operates and franchises tax preparation services through Jackson
      Hewitt Inc. and provides a variety of membership programs offering discounted products and services to consumers through our relationship with Trilegiant Corporation.

                                     * * *

We seek organic growth augmented by the acquisition and integration of complementary businesses. As a result, we are currently engaged in a number of preliminary discussions concerning possible acquisitions and intend to continually explore and conduct discussions with regard to other acquisitions and other strategic corporate transactions. The purchase price for any possible transaction may be paid in cash, stock, other securities, borrowings, or a combination thereof. Prior to consummating any transaction, we will need to, among other things, initiate and satisfactorily complete our due diligence investigations; negotiate the financial and other terms (including price) and conditions of such transactions; obtain appropriate board of directors, regulatory and shareholder or other necessary consents and approvals; and, if necessary, secure financing. No assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. In the past, we have been involved in both relatively small and significant acquisitions.

In addition, we continually review and evaluate our portfolio of existing businesses to determine if they continue to meet our business objectives. As part of our ongoing evaluation of such businesses, we intend from time to time to explore and conduct discussions with regard to joint ventures, divestitures and related corporate transactions. However, we can give no assurance with respect to the magnitude, timing, likelihood or financial or business effect of any possible transaction. We also cannot predict whether any divestitures or other transactions will be consummated or, if consummated, will result in a financial or other benefit to us. We intend to use a portion of the proceeds from any such dispositions and cash from operations to retire indebtedness, make acquisitions and for other general corporate purposes.

This 10-K Report includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive, market and regulatory factors. Please refer to "Management's Discussion and Analysis of Results of Operations" for additional factors and assumptions that could cause actual results to differ from the forward-looking statements contained in this 10-K Report.

We were created through the merger of HFS Incorporated into CUC
International, Inc. in December 1997 with the resultant corporation being renamed Cendant Corporation. Our principal executive office is located at 9 West 57th Street, New York, New York 10019 (telephone number: (212) 413-1800).

SEGMENTS

REAL ESTATE SERVICES SEGMENT (21%, 31% and 23% of revenue for 2001, 2000 and 1999, respectively)

REAL ESTATE FRANCHISE BUSINESS (7%, 13% and 9% of revenue for 2001, 2000 and 1999, respectively)

We are the world's largest real estate brokerage franchisor. We franchise real estate brokerage businesses under the following franchise systems:

    - CENTURY 21-Registered Trademark-, the world's largest residential real estate brokerage franchisor, with approximately 6,600 independently owned and operated franchised offices and approximately 101,000 active sales agents located in 34 countries and territories;

    - ERA-Registered Trademark-, a leading residential real estate brokerage franchisor, with approximately 2,500 independently owned and operated franchise offices, and more than 29,000 sales agents located in 27 countries;

    - Coldwell Banker-Registered Trademark-, one of the world's leading brands for the sale of million-dollar-plus homes and the third largest residential real estate brokerage franchisor, with approximately 3,200 independently owned and operated franchise offices in the United States, Canada and 15 other countries and approximately 89,000 sales agents; and

    - Coldwell Banker Commercial-Registered Trademark-, a leading commercial real estate brokerage franchisor with approximately 100 independently owned and operated franchise offices, and approximately 1,000 sales agents in the United States.

Service and marketing fees on commissions from real estate transactions comprise the primary component of revenue for our real estate franchise business. We also offer service providers an opportunity to market their products to our brokers through our Preferred Alliance(sm) program. To participate in this program, service providers generally pay us an up-front fee, commissions or both.

Each of our brands has a consumer Web site that offers real estate listing contacts and services. century21.com, coldwellbanker.com, coldwellbankercommercial.com and era.com are the official Web sites for the CENTURY 21, Coldwell Banker, Coldwell Banker Commercial and ERA real estate franchise systems, respectively. In addition, all of the aggregated listings of our CENTURY 21, Coldwell Banker and ERA national real estate franchises are available through the Realtor.com-Registered Trademark- Web site.

GROWTH. We market real estate brokerage franchises primarily to independent, unaffiliated owners of real estate brokerage companies as well as individuals who are interested in establishing real estate brokerage businesses. We believe that our existing franchisee base represents another source of potential growth, as franchisees seek to expand their existing business geographically. Our largest franchisee, NRT Incorporated, is an active acquirer of independent real estate brokerage companies. Therefore, our sales strategy focuses on maintaining the satisfaction of our franchisees by providing services such as training, ongoing support, volume discounts and increasing brand awareness by providing each brand with a dedicated marketing staff. Our real estate brokerage franchise systems employ a national franchise sales force, compensated primarily by commissions on sales, consisting of approximately 100 sales personnel.

COMPETITION. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. Our chief competitors in this industry include the Prudential-Registered Trademark-, GMAC Real Estate(sm) and RE/MAX-Registered Trademark- real estate brokerage brands. In addition, a real estate broker may choose to affiliate with a regional chain or choose not to affiliate with a franchisor but to remain independent. We believe that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value and quality of the brand and services offered to franchisees.

The ability of our real estate brokerage franchisees to compete in the industry is important to our prospects for growth. The ability of an individual franchisee to compete may be affected by the location and real estate agent service quality of its office, the number of competing offices in the vicinity, its affiliation with a recognized brand name, community reputation and other factors. A franchisee's success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our results of operations is generally reduced by virtue of the diverse geographical locations of our franchisees, although 2001 did have year-over-year declines in California. At December 31, 2001, the combined real estate franchise systems had approximately 8,200 franchised brokerage offices in the United States and approximately 12,400 offices worldwide. The real estate franchise systems have offices in 50 countries and territories in North and South America, Europe, Asia, Africa and Australia.

NRT RELATIONSHIP. NRT Incorporated, the largest real estate brokerage firm in the United States, is a joint venture between us and Apollo Management, L.P. Apollo owns 100% of the common stock of NRT and we own all of NRT's preferred stock which is convertible into an equal equity ownership with Apollo. We have the option to purchase the NRT common stock held by Apollo for $20 million, which is conditional upon Apollo receiving a payment of $166 million from NRT. If NRT is unable to make the payment to Apollo, we would be required to make the payment on behalf of NRT and would receive additional NRT preferred stock in exchange. NRT is the largest real estate franchisee in our brokerage system based on gross commission income and represents approximately 42% of the Real Estate Franchise Business revenue. NRT's strategy is to grow through the acquisition of independent real estate brokerages which it then converts to one of our brands. NRT operates its offices under two 50-year franchise agreements for our brands that, except for the term and lack of royalty rebate provision, are similar to those utilized by our other real estate franchisees. These agreements are recorded as an asset on our balance sheet. During 2001, we received from NRT approximately $220 million in royalties for the use of our real estate trademarks. Additionally, during 2001, we received $16 million of other fees from NRT, which included a fee paid in connection with the termination of a franchise agreement. During 2001, we also received $37 million of real estate referral fees from NRT in connection with clients referred to NRT by our relocation business. These fees are also paid to us by all other real estate brokerages (both affiliates and non-affiliates) who receive referrals from our relocation business. At December 31, 2001, NRT had $291 million in debt, which is non-recourse to us. NRT has informed us, for the twelve months ended September 30, 2001, its leverage ratio (debt/EBITDA as defined in its credit agreement) was 2.6 to 1. Certain officers of Cendant serve on the Board of Directors of NRT.

RELOCATION BUSINESS (5%, 9% and 7% of revenue for 2001, 2000 and 1999, respectively)

Cendant Mobility(sm) is the leading provider of employee relocation services in the world and assists more than 128,000 affinity customers, transferring employees and global assignees annually, including over 23,000 employees internationally each year in over 125 countries.

We offer corporate and government clients employee relocation services, such as the evaluation, inspection, selling or purchasing of a transferee's home, the issuance of equity advances (generally guaranteed by the corporate client), certain home management services, assistance in locating a new home, immigration support, intercultural and language training and repatriation counseling. We also provide clients with relocation-related accounting services. Our services allow clients to outsource their relocation programs.

Clients pay a fee for the services performed and/or permit Cendant Mobility to retain referral fees collected from brokers. The majority of our clients pay interest on equity advances and broker referral fees and reimburse all costs associated with our services, including, if necessary, repayment of equity advances and reimbursement of losses on the sale of homes purchased. This limits our exposure on such items to the credit risk of our corporate clients and not on the potential changes in value of residential real estate. We believe such risk is minimal due to the credit quality of our corporate clients. In transactions where we assume the risk for losses on the sale of homes (primarily government clients), which comprise less than 3% of net revenue for our relocation business, we control all facets of the resale process, thereby limiting our exposure.

Our group move management service provides coordination for moves involving a large number of employees over a short period of time. Our moving service, with over 72,000 shipments annually, provides support for all aspects of moving an employee's household goods. We also handle insurance and claim assistance, invoice auditing and quality control of van line, driver, and overall service.

Our affinity services provide real estate and relocation services, including home buying and selling assistance, as well as mortgage assistance and moving services, to organizations, such as insurance and airline companies that have established members. Often these organizations offer our affinity services to their members at no cost. This service helps the organizations attract new members and retain current members. Personal assistance is provided to over 50,000 individuals, with approximately 26,000 real estate transactions annually.

GROWTH. Our strategy is to grow by generating business from corporations and government agencies seeking to outsource their relocation function due to downsizing, cost containment initiatives and increased need for expense tracking. Our growth strategy has been driven by domestic and international acquisitions and market expansion, and we continually explore acquisitions and other strategic corporate transactions that would complement our relocation business.

COMPETITION. Competition is based on service, quality and price. We are a leader in the United States, United Kingdom, and Australia/Southeast Asia for outsourced relocations. In the United States, we compete with in-house relocation solutions and with numerous providers of outsourced relocation services, the largest of which are GMAC Relocation Services and Prudential Relocation Management. Internationally, we compete with in-house solutions, local relocation providers and the international accounting firms.

MORTGAGE BUSINESS (9%, 9% and 7% of revenue for 2001, 2000 and 1999, respectively)

We originate, sell and service residential first mortgage loans in the United States. For 2001, Cendant Mortgage(sm) was the second largest lender of retail originated residential mortgages, and the sixth largest retail lender of residential mortgages in the United States. Cendant Mortgage is a centralized mortgage lender conducting its business in all 50 states.

We market our mortgage products to consumers through:

    - an 800-number teleservices operation under programs for real estate organizations (Phone In, Move In-Registered Trademark-) and relocation clients and private label programs for financial institutions;

    - a Web interface, containing educational materials, rate quotes and a full mortgage application, made available to the customers of our businesses such as Century 21, Coldwell Banker, ERA, Cendant Mobility, and our financial institution private label relationships, including American Express Centurion Bank, GE Financial Network and Merrill Lynch Credit Corporation;

    - field sales professionals with processing, underwriting and other origination activities generally located in real estate offices around the U.S. equipped with software to obtain product information, quote interest rates and to help customers prepare mortgage applications; and

    - purchasing closed loans from financial institutions and mortgage banks after underwriting the loans.

Cendant Mortgage customarily sells all mortgages it originates to investors (which include a variety of institutional investors) either as individual loans, mortgage-backed securities or participation certificates issued or guaranteed by Fannie Mae Corp., the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Cendant Mortgage earns revenue from the sale of the mortgage loans to investors, as well as on the servicing of the loans for investors. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage related expenses such as taxes and insurance, and administering our mortgage loan servicing portfolio.

GROWTH. Our strategy is to increase sales by expanding all of our sources of business with emphasis on purchase mortgage volume through our teleservices and Internet programs. The Phone In, Move In program was developed in 1997 and has been established in over 5,600 real estate offices.

We will also expand our volume of mortgage originations resulting from corporate employee relocations by working with financial institutions which desire to outsource their mortgage origination operations through increased linkage with Cendant Mobility. Each of these growth opportunities is driven by our low cost teleservices platform. The competitive advantage of using a centralized, efficient and high quality teleservices platform allows us to more cost effectively capture a greater percentage of the highly fragmented mortgage marketplace.

COMPETITION. Competition is based on service, quality, products and price. Cendant Mortgage has increased its share of retail mortgage originations in the United States to 4.4% in 2001 from 2.1% in 2000. According to INSIDE MORTGAGE FINANCE, the industry leader for 2001 reported a 12.4% share in the United States. Competitive conditions can also be impacted by shifts in consumer preference for variable rate mortgages from fixed rate mortgages, depending upon the current interest rate market.

REAL ESTATE SERVICES SEASONALITY

The principal sources of revenue for our real estate franchise and mortgage businesses are based upon the timing of residential real estate sales, which are generally lower in the first calendar quarter each year. The principal sources of revenue for our relocation business are based upon the timing of transferee moves, which are generally lower in the first and last quarter of each year.

REAL ESTATE SERVICES TRADEMARKS AND INTELLECTUAL PROPERTY

The trademarks "CENTURY 21-Registered Trademark-", "Coldwell
Banker-Registered Trademark-", "Coldwell Banker
Commercial-Registered Trademark-", "ERA-Registered Trademark-", "Cendant Mobility-Registered Trademark-", and "Cendant Mortgage" and related trademarks and logos are material to our real estate franchise, relocation and mortgage businesses, respectively. Our franchisees and subsidiaries in our real estate services business actively use these marks and all of the material marks are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where these businesses have significant operations and are owned by us.

REAL ESTATE SERVICES EMPLOYEES

The businesses that make up our Real Estate Services segment employed approximately 8,893 persons as of December 31, 2001.

HOSPITALITY SEGMENT (17%, 20% and 15% of revenue for 2001, 2000 and 1999, respectively)

LODGING FRANCHISE BUSINESS (5%, 11% and 8% of revenue for 2001, 2000 and 1999, respectively)

We are the world's largest hotel franchisor, operating nine lodging franchise systems.

The lodging industry can be divided into four broad sectors based on price and services: upper upscale, with room rates above $110 per night; upscale, with room rates between $80 and $110 per night; middle market, with room rates generally between $55 and $79 per night; and economy, with room rates generally less than $55 per night. The following is a summary description of our lodging franchise systems properties that are open and operating as of December 31, 2001.

                          PRIMARY DOMESTIC     AVG. ROOMS       # OF        # OF
BRAND                       SECTOR SERVED     PER PROPERTY   PROPERTIES    ROOMS           LOCATION*
-----                    -------------------  ------------   ----------   --------   ---------------------
AmeriHost                Middle Market              68             86       5,827    U.S. Only
Days Inn                 Upper Economy              84          1,946     164,092    U.S. and
                                                                                     International(1)
Howard Johnson           Middle Market              99            503      49,831    U.S. and
                                                                                     International(2)
Knights Inn              Lower Economy              80            227      18,145    U.S. and
                                                                                     International(3)
Ramada                   Middle Market             123            978     120,515    U.S. Only(4)
Super 8 Motel            Economy                    61          2,054     125,016    U.S. and
                                                                                     International(3)
Travelodge               Upper Economy              80            598      47,688    U.S. and
                                                                                     International(5)
Villager Lodge/          Lower Economy             102            120      12,177    International(5)
Villager Premier/
Hearthside by Villager
Wingate Inn              Upper Middle Market        94            112      10,480    Domestic
                                                                -----     -------
Total                                                           6,624     553,771
                                                                =====     =======

------------------------------
*   Description of rights owned or licensed.
(1) Includes properties in Canada, China, Colombia, Czech Republic, Egypt, England, Hungary, India, Jordan, Mexico, Philippines, South Africa,
    Scotland and Uruguay.
(2) Includes properties in Argentina, Canada, China, Dominican Republic, Ecuador, England, Israel, Jordan, Lebanon, Malta, Mexico, Oman, Venezuela
    and United Arab Emirates.
(3)  Includes properties in Canada.
(4)  Limited to the Continental U.S., Alaska and Hawaii.
(5)  Includes properties in Canada and Mexico.

Our Lodging Franchise business derives substantially all of its revenue from initial franchise fees and continuing franchise fees, which are comprised of royalty and marketing/reservation fees and are normally charged as a percentage of the franchisee's gross room revenue. The royalty fee is intended to cover our operating expenses and the cost of the trademark, such as expenses incurred for franchise services, including group purchasing, administrative support and design and construction advice, and to provide the franchisor with operating profits. The marketing/reservation fee is intended to reimburse the franchisor for expenses associated with providing such franchise services as a central reservation system, national advertising and marketing programs and certain training programs.

Our lodging franchisees are dispersed geographically, which minimizes our exposure to any one hotel owner or geographic region. Of the more than 6,600 properties and 4,900 franchisees in our lodging systems, no individual hotel owner accounts for more than 2% of our franchised lodging properties.

On March 1, 2002, we entered into a venture with Marriott International, Inc. where we contributed our Days Inn trademarks and an amended license agreement relating to the Days Inn trademarks and Marriott contributed the domestic Ramada trademarks and the master license agreement relating to Cendant's license of the Ramada trademarks. As a result of the transaction, we have a 50.0001% interest in the venture and Marriott has a 49.9999% interest in the venture. Pursuant to the terms of the venture, we will share income from the venture with Marriott on a substantially equal basis. We currently expect the venture to redeem Marriott's interest for approximately $200 million, the projected fair market value, in March 2004. We expect to loan the venture approximately $200 million in March 2004 to meet its obligations to Marriott. Upon such redemption, we will own 100% of the venture. Under the terms of the venture agreement, we control the venture and therefore we will consolidate the venture into our results of operations, financial position and cash flows beginning on March 1, 2002. The venture has no third party liabilities.

GROWTH. The sale of long-term franchise agreements to operators of existing and newly constructed hotels is the leading source of revenue and earnings growth in our lodging franchise business. We also continue to seek opportunities to acquire or license additional hotel franchise systems, including established brands in the upper upscale and upscale sectors, where we are not currently represented.

We market franchises principally to independent hotel and motel owners, as well as to owners who have the right to terminate franchise affiliations of their properties with other hotel brands. We believe that our existing franchisees also represent a significant potential growth opportunity because many own, or may own in the future, other hotels, which can be converted to our brand names. Accordingly, a significant factor in our sales strategy is maintaining the satisfaction of our existing franchisees by providing quality services. We employ a national franchise sales force, compensated primarily through commissions, consisting of approximately 90 sales personnel.

We seek to expand our franchise systems on an international basis through license agreements with developers and franchisors based outside the United States. As of December 31, 2001, our franchising subsidiaries (other than Ramada and AmeriHost) have entered into international licensing agreements for part or all of approximately 24 countries on five continents.

In 2001, we repurchased master licenses for the Howard Johnson and Days Inn brands covering the United Kingdom. We assumed the obligations to existing franchisees and commenced a direct franchising program for these brands in the United Kingdom and Ireland similar to our direct franchise program in the United States. We established an office in London and a reservation center in Cork, Ireland to support this activity.

CENTRAL RESERVATION SYSTEMS. The lodging business is characterized by remote purchasing through travel agencies and through the use by consumers of toll-free telephone numbers and the Internet. We maintain five reservation centers that are located in: Knoxville and Elizabethton, Tennessee; Aberdeen, South Dakota; Saint John, New Brunswick, Canada; and Cork, Ireland. In 2001, our brand Web sites had approximately 222 million page views and booked an aggregate of approximately 2.0 million roomnights from Internet booking sources, compared with approximately 134 million page views and 1.3 million roomnights booked in 2000, increases of 66% and 54%, respectively.

COMPETITION. Competition among the national lodging brand franchisors to grow and maintain their franchise systems is intense. Our primary national lodging brand competitors are the Holiday Inn-Registered Trademark- and Best Western-Registered Trademark- brands and Choice Hotels, which franchises seven brands, including the Comfort Inn-Registered Trademark-, Quality
Inn-Registered Trademark- and Econo Lodge-Registered Trademark- brands. Our Days Inn, Travelodge and Super 8 brands principally compete with Comfort Inn, Red Roof Inn-Registered Trademark- and Econo Lodge in the economy sector. The chief competitors of our Ramada, Howard Johnson, Wingate Inn and AmeriHost Inn brands are Holiday Inn-Registered Trademark- and Hampton Inn-Registered Trademark- in the middle market sector. Our Knights Inn and Travelodge brands compete with Motel 6-Registered Trademark- properties. In addition, a lodging facility owner may choose not to affiliate with a franchisor but to remain independent.

We believe that competition for the sale of franchises in the lodging industry is based principally upon the perceived value and quality of the brand and services offered to franchisees. We believe that prospective franchisees value a franchise based upon their view of the relationship between affiliation and conversion costs and future charges to the potential for increased revenue and profitability and the reputation of the franchisor. We also believe that the perceived value of brand names to prospective franchisees is, to some extent, a function of the success of the brand's existing franchisees.

The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competing properties in the vicinity, its affiliation with a recognized brand name, community reputation and other factors. A franchisee's success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our results of operations is substantially reduced by virtue of the diverse geographical locations of our franchised properties.

TIMESHARE EXCHANGE BUSINESS (6%, 9% and 7% of revenue for 2001, 2000 and 1999, respectively)

Our Resort Condominiums International LLC ("RCI") subsidiary is the world's largest provider of timeshare vacation exchange opportunities and services for approximately 2.9 million timeshare members from more than 3,700 resorts in nearly 100 countries around the world. Our RCI-Registered Trademark- business consists primarily of the operation of two exchange programs for owners of condominium timeshares or whole units at affiliated resorts both in and outside the U.S., the publication of magazines and other periodicals related to the vacation and timeshare industry, travel-related services, resort management, and consulting services. RCI has significant operations in North America, Europe, the Middle East, Latin America, Africa, Australia and the Pacific Rim. RCI charges its members an annual membership fee and an exchange fee for each exchange resulting in fees totaling approximately $390 million during 2001.

GROWTH. The timeshare exchange industry has experienced significant growth over the past decade. We believe that the factors driving this growth include the demographic trend toward older, more affluent Americans who travel more frequently; the entrance of major hospitality and entertainment companies into timeshare development; a worldwide acceptance of the timeshare concept; and an increasing focus on leisure activities, family travel and a desire for value, variety and flexibility in a vacation experience. We believe that future growth of the timeshare exchange industry will be determined by general economic conditions both in the United States and worldwide, the public image of the industry, improved approaches to marketing and sales and a greater variety of products and price points. Accordingly, we cannot predict if future growth trends will continue at rates comparable to those of the recent past. Most RCI members are acquired through developers; only a small percentage of members are acquired through our direct solicitation activities. As a result, the growth of the timeshare exchange business is dependent on the sale of timeshare units by affiliated resorts. RCI affiliates consist of international brand names and independent developers, owners' associations and vacation clubs.

COMPETITION. The global timeshare exchange industry is comprised of a number of entities, including resort developers and owners. RCI's competitors include Interval International Inc., formerly our wholly owned subsidiary, as well as vacation club products and internal exchange programs offered by the Walt Disney Co., Marriott, Starwood, Hilton and Hyatt. RCI also competes with regional and local time share exchange companies and developers.

TIMESHARE SALES AND MARKETING BUSINESS (6% of revenue for 2001)

We acquired Fairfield Resorts, Inc. (formerly known as Fairfield
Communities, Inc.) in April 2001. Fairfield Resorts is one of the largest vacation ownership companies in the United States in terms of property owners, vacation units constructed and revenue from sales of vacation ownership interests. Fairfield sells and markets vacation products that provide quality recreational experiences to its more than 365,000 property owners. As of December 31, 2001, our portfolio of resorts consisted of 35 resorts located in 12 states. Of those resorts which are in various stages of development, 25 are located in destination areas with popular vacation attractions and 10 are located in scenic locations. We also provide consumer financing to individuals purchasing vacation ownership interests.

We derive revenue from the sale of vacation ownership interests and from the interest income earned on notes receivable and contracts receivable generated by providing financing to purchasers of those vacation ownership interests.

On February 11, 2002, we acquired Equivest Finance, Inc. Equivest is a timeshare vacation services company that develops, markets and sells vacation services and vacation ownership interests to consumers at 29 resorts and will be integrated into Fairfield Resorts.

On April 1, 2002, we announced that we entered into definitive agreements to acquire all of the outstanding common stock of Trendwest Resorts, Inc. through a tax-free exchange of our CD common stock. Trendwest, through its WorldMark Club, markets, sells, and finances vacation ownership interests and will provide significant geographic diversification to our company, as our existing timeshare operations, Fairfield Resorts and Equivest, are principally located in the eastern United States. Trendwest's 48 properties are located primarily in the western United States, British Columbia, Mexico, Hawaii and the South Pacific. The transaction is subject to the satisfaction of customary regulatory and closing conditions. For terms of the transaction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GROWTH. The growth strategy for our timeshare sales and marketing business is driven primarily by acquisitions and further development. We also continually explore strategic corporate alliances and other transactions that would complement our timeshare sales and marketing business. We also plan to continue to further develop our existing destination resorts as well as develop additional resort locations.

COMPETITION. The timeshare sales and marketing industry is highly competitive and is comprised of a number of companies specializing primarily in timeshare development, sales and marketing. In addition, a number of national hospitality chains develop and sell vacation ownership interests to consumers. Our primary competitors are Disney, Marriott, Starwood, Hilton and Hyatt.

RELATIONSHIP WITH FFD DEVELOPMENT COMPANY, LLC. Prior to our acquisition of Fairfield Resorts, Fairfield's internal development function and much of its inventory were contributed to a new, separate company, FFD Development Company, LLC ("FFD"). Fairfield received convertible preferred interests in FFD that may be converted into FFD's common equity interest and a warrant to purchase additional common equity interests in exchange for approximately $60 million of vacation ownership units and $4 million of cash. The warrant is not exercisable until April 2004, except upon the occurence of specified events, including Fairfield's conversion of more than half of its preferred equity interest into common equity interests. If Fairfield exercises its preferred interests and warrant, Fairfield will own approximately 75% of FFD, on a fully diluted basis. During 2001, we received $6 million in preferred equity as a dividend on our preferred equity interest in FFD. FFD's common equity is held by an independent trust. FFD is our primary acquirer and developer of timeshare inventory. Fairfield Resorts utilizes FFD to develop new resorts or expand existing units as required by Fairfield or Equivest. We are only obligated to purchase the resort upon completion to the contractual specifications, upon delivery of a certificate of occupancy and when clear title is obtained. As of December 31, 2001, subject to FFD's completion of the construction of timeshare inventory in accordance with the contractual specifications and delivery of a certificate of occupancy with clear title, we would be obligated to purchase approximately
$98 million of timeshare inventory from FFD. Certain officers of Cendant serve on the Board of Directors of FFD.

FFD has its own $125 million syndicated bank facility which is non-recourse to us. At December 31, 2001, $4 million was outstanding under the facility. We anticipate that FFD will increase its borrowings in 2002. Subsequent to December 31, 2001, as is customary in "build to suit" agreements, when we contract with FFD for the development of a property, we will issue a letter of credit for up to 20% of our purchase price for such property. Drawing under all letters of credit will only be permitted if we fail to meet our payment obligations with respect to any such property. While we intend to issue such letters of credit in 2002, no such letters of credit are currently outstanding.

VACATION HOME RENTAL BUSINESS

In January, 2001, we acquired Holiday Cottages Group Ltd. ("Holiday Cottages"), a leading marketer of vacation rental homes in Europe, promoted under eight brands. Holiday Cottages has relationships with over 9,000 independent property owners in the United Kingdom, France and Ireland. These property owners contract annually with Holiday Cottages on an exclusive basis to market their rental properties. In 2001, Holiday Cottages sold approximately 175,000 rental weeks on behalf of vacation property owners. Holiday Cottages also markets boat rentals in the UK, the Netherlands and France.

In September, 2001, we acquired Cuendet Cie SpA, a leading Italian brand specializing in the marketing and renting of over 3,500 private vacation homes in Italy, France, Spain and Portugal. Our acquisition of Cuendet increased our vacation home rental portfolio to approximately 15,000 properties. Cuendet markets its properties through tour operators and travel agents in Italy, France, Germany and North America.

Our strategy is to provide sophisticated brand marketing and reservations for the benefit of owners of vacation home accommodations. We intend to increase our contract property portfolio and to make all contract inventory in our portfolio available to the global marketplace. Marketing strategies include establishing an optimal balance between direct partner and travel agent marketing.

HOSPITALITY TRADEMARKS AND INTELLECTUAL PROPERTY

The service marks "Days Inn," "Ramada," "Howard Johnson," "Super 8," "Travelodge," "Wingate Inn," "Villager," "Knights Inn," "AmeriHost Inn", "RCI", "Resort Condominiums International", "Fairfield" and related trademarks and logos are material to our hospitality businesses. The subsidiaries that operate our timeshare businesses and our franchisees actively use the marks which are registered (or have applications pending) with the United States Patent and Trademark Office as well as major countries worldwide where our hospitality business has significant operations. We own all the marks listed above other than the "Ramada" and "Days Inn" marks. In connection with the creation of a venture with Marriott International in March 2002, in which we own a 50.0001% interest, we contributed to the venture our "Days Inn" marks and Marriott contributed its domestic "Ramada" marks. We now license the "Ramada" and "Days Inn" marks from the venture. Prior to March 2002, we licensed the "Ramada" marks from Marriott. We are limited to using the Ramada marks in the Continental U.S., Alaska and Hawaii market. During 2001, we received approximately $44 million in royalties from Ramada franchisees and paid
$24 million in licensing fees to Marriott. We own the Travelodge mark only in North America.

HOSPITALITY SEASONALITY

Our lodging franchise business generates higher revenue during the summer months because of increased leisure travel. Therefore, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on our lodging franchisee's annual performance and consequently our annual performance. A principal source of timeshare exchange revenue relates to exchange services to members. Since members have historically shown a tendency to plan their vacations in the first quarter of the year, revenues are generally slightly higher in the first quarter. In timeshare sales, we rely upon tour flow in order to generate timeshare sales, consequently, sales volume tends to increase in the summer months as increased tourist travel results in additional increased tour flow. We cannot predict whether these trends will continue in the future as the timeshare sales business expands outside of the United States and Europe, and as global travel patterns shift with the aging of the world population.

HOSPITALITY EMPLOYEES

The businesses that make up our Hospitality segment employed approximately 13,724 persons as of December 31, 2001.

VEHICLE SERVICES SEGMENT (41%, 12% and 24% of revenue for 2001, 2000 and 1999, respectively)

With the acquisition of Avis Group Holdings, Inc. on March 1, 2001, the Vehicle Services Segment now consists of the car rental operations and fleet management services business of Avis Group in addition to the Avis franchise system and our parking facility business.

CAR RENTAL OPERATIONS AND FRANCHISE BUSINESSES (23%, 5%, 4% of revenue for 2001, 2000 and 1999, respectively)

We operate and/or franchise portions of the Avis-Registered Trademark- car rental system (the "Avis System"), which represents the second largest general use car rental brand in the world, based on total revenue and volume of rental transactions. The Avis System is comprised of approximately 4,800 rental locations (of which 1,713 are operated and/or franchised by us), including locations at some of the largest airports and cities in the United States and foreign countries. We operate 867 Avis car rental locations in both airport and non-airport (downtown and suburban) locations in the United States, Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. For the period March 1, 2001, the date we acquired Avis, through December 31, 2001, our Avis car rental operations had an average fleet of approximately 216,000 vehicles and generated total vehicle rental revenue of approximately
$2.04 billion, of which approximately 90% was derived from U.S. operations.

We also franchise the Avis System to individual business owners in approximately 846 locations including locations in the United States, Latin America, Central America, South America and the Pacific region. Approximately 99.7% of the Avis System rental revenues in the United States are received from locations operated by us either directly or under agency arrangements, with the remainder being received from locations operated by independent franchisees. Independent franchisees pay fees based either on total time and mileage charges or total revenue. The Avis System in Europe, Africa, part of Asia and the Middle East is operated under franchise by Avis Europe Ltd., an unaffiliated third party.

The Avis System provides franchisees and our corporate locations access to the benefits of a variety of services, including: (i) the "Avis
Cares-Registered Trademark-" driver and travel safety program, (ii) a standardized system identity for rental location presentation and uniforms;
(iii) a training program, business policies, quality of service standards and data designed to monitor service commitment levels; (iv) marketing/advertising/ public relations support for national consumer promotions including Frequent Flyer/Frequent Stay programs and the avis.com site; and (v) brand awareness of the Avis System through the familiar "We Try Harder-Registered Trademark-" service announcements.

Avis System franchisees have access to the Wizard-Registered Trademark- System, which provides (i) global reservations processing, (ii) rental agreement generation and administration and (iii) fleet accounting and control. Franchisees pay a fee for each use of the Wizard System. We also offer Avis InterActive-Registered Trademark-, which provides corporate customers real-time access to aggregated information on car rental expenses to better manage their car rental expenditures.

GROWTH. The existing rental patterns of our business cause us to have excess capacity from Friday through Sunday. We intend to increase business during this period through a combination of advertising, targeted marketing programs to associations and customers of other Cendant brands and increased presence in the online arena. Our own Internet site, avis.com, as well as other Internet travel sites, including our cheaptickets. com Web site, present good opportunities to grow our business and improve our profitability through enhanced utilization of our fleet. We also intend to continue to grow our share of the corporate market through normal contract negotiations and by seeking clients that may be affected by fleet constraints of certain of our competitors.

FLEET MANAGEMENT. With respect to the car rental operations owned and operated by us, we participate in a variety of vehicle purchase programs with major domestic and foreign manufacturers, principally General Motors Corporation. Under the terms of our agreement with GM, which expires in 2004, we are required to purchase a certain number of vehicles from GM and maintain at least 51% GM vehicles in our U.S. fleet. Our current operating strategy is to maintain an average fleet age of approximately six months. For model year 2001, approximately 99% of our domestic fleet vehicles were subject to repurchase programs. Under these programs, subject to certain conditions, such as mileage and vehicle condition, a manufacturer is required to repurchase those vehicles at a pre-negotiated price thereby eliminating our risk on the resale of the vehicles. In 2001, approximately 3% of repurchase program vehicles did not meet the conditions for repurchase.

MARKETING. In 2001, approximately 75% of vehicle rental transactions generated from our owned and operated car rental locations were generated in the United States by travelers who used the Avis System under contracts between the Company and their employers or organizations of which they were members. Unaffiliated business travelers are solicited by direct mail, telesales and advertising campaigns.

Travel agents can make Avis System reservations by telephone, via our Web site, or through all major global distribution systems and can obtain access through these systems to our rental location, vehicle availability and applicable rate structures. An automated link between these systems and the Wizard System gives them the ability to reserve and confirm rentals directly through these systems. We also maintain strong links to the travel industry. We have arrangements with frequent traveler programs of airlines such as Delta-Registered Trademark-, American-Registered Trademark-, Continental-Registered Trademark- and United-Registered Trademark-, and of hotels including the Hilton Corporation, Hyatt Corporation, Best Western, and Starwood Hotels and Resorts. These arrangements provide various incentives to all program participants and cooperative marketing opportunities for Avis and the partner. We also have an arrangement with our lodging brands whereby lodging customers who are making reservations by telephone will be transferred to Avis if they desire to rent a vehicle.

Internationally, we utilize a multi-faceted approach to sales and marketing throughout our global network by employing teams of trained and qualified account executives to negotiate contracts with major corporate accounts and leisure and travel industry partners. In addition, we utilize centralized telemarketing and direct mail initiatives to continuously broaden our customer base. Sales efforts are designed to secure customer commitment and support customer requirements for both domestic and international car rental needs. Our international operations maintain close relationships with the travel industry including participation in several airline frequent flyer programs, such as those operated by Air Canada-Registered Trademark-, Varig-Registered Trademark- Brazilian Airlines, as well as participation in Avis Europe programs with British Airways-Registered Trademark-, Lufthansa-Registered Trademark- and other carriers.

AVIS.COM. Avis has a strong brand presence on the Internet through our Web site, www.avis.com. A steadily increasing number of Avis vehicle rental customers obtain rate, location and fleet information and then reserve their Avis rentals directly on the avis.com Web site. In addition, customers electing to use other Internet services such as Expedia-Registered Trademark-, Travelocity-Registered Trademark- and America Online-Registered Trademark- for their travel plans also have access to Avis reservations. During 2001, reservations through Internet sources increased to 9.5% of total reservations from 7.4% in the prior year for our owned operations.

COMPETITION. The vehicle rental industry is characterized by intense price and service competition. In any given location, we and our franchisees may encounter competition from national, regional and local companies, many of which, particularly those owned by the major automobile manufacturers, have greater resources than the Avis System. Nationally, our principal competitor is The Hertz Corporation, however, we also compete with Budget Rent A Car Corporation, National Car Rental System, Inc., Alamo Rent-A-Car, LLC, Dollar Rent A Car System, Inc. and Thrifty Rent-A-Car System, Inc. In addition, we compete with a large number of regional and local smaller vehicle rental companies throughout the country.

Competition in the U.S. vehicle rental operations business is based primarily upon price, reliability, ease of rental and return and other elements of customer service. In addition, competition is influenced strongly by advertising and marketing. In part, because of the Wizard System and Avis Interactive, we have been particularly successful in competing for commercial accounts.

FLEET MANAGEMENT SERVICES BUSINESS (14% and 15% of revenue for 2001 and 1999, respectively)

PHH Vehicle Management Services LLC (d/b/a PHH Arval), a leader in the fleet management services business, and Wright Express LLC, a leading proprietary fuel card service provider in the United States comprise our fleet management services business.

We provide corporate clients and government agencies the following services and products for which we are generally paid a monthly fee:

    - FLEET LEASING AND FLEET MANAGEMENT. Services include vehicle leasing, fleet policy analysis and recommendations, benchmarking, vehicle recommendations, ordering and purchasing vehicles, arranging for vehicle delivery, administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims and remarketing used vehicles. We also offer various leasing plans, financed primarily through the issuance of floating rate notes and borrowings through an asset backed structure. In 2001, we leased in excess of 315,000 units. The majority of the residual risk on the value of the vehicle at the end of the lease term remains with the lessee for approximately 97% of the vehicles financed by us in North America.

    - FUEL AND EXPENSE MANAGEMENT. For the effective management and control of automotive business travel expenses, we provide charge cards permitting a client's representatives to purchase gasoline or other fleet related products through a network of company-owned, distributor and independent merchant locations. The cards operate as a universal card with centralized billing designed to measure and manage costs. In the United States, Wright Express is the leading fleet charge card supplier with over 160,000 fuel facilities in its network and in excess of 3.1 million cards issued. Wright Express distributes its fleet cards and related offerings through three primary channels: (i) the Wright
      Express-Registered Trademark--branded universal card, which is issued directly to fleets by Wright Express; (ii) the private label card, under which Wright Express provides private label fuel cards and related services to commercial fleet customers of major petroleum companies; and
      (iii) the co-branded card, under which Wright Express fuel cards are co-branded and issued in conjunction with products and services of partners such as commercial vehicle leasing companies, including PHH Arval. Wright Express also issues MasterCard branded fleet, purchasing and travel and entertainment commercial charge cards.

    - MAINTENANCE SERVICES. We offer customers vehicle maintenance charge cards that are used to facilitate repairs and maintenance payments. The vehicle maintenance cards provide customers with benefits such as (i) negotiated discounts off full retail prices through our convenient supplier network,
      (ii) access to our in-house team of certified maintenance experts that monitor card transactions for policy compliance, reasonability, and cost effectiveness, and (iii) inclusion of vehicle maintenance card transactions in a consolidated information and billing database that helps evaluate overall fleet performance and costs. We maintain an extensive network of service providers in the United States and Canada to ensure ease of use by the client's drivers.

    - ACCIDENT MANAGEMENT SERVICES. We also provide our clients with comprehensive accident management services such as (i) immediate assistance after receiving the initial accident report from the driver (e.g., facilitating emergency towing services and car rental assistance),
      (ii) organizing the entire vehicle appraisal and repair process through a network of preferred repair and body shops, and (iii) coordinating and negotiating potential accident claims. Customers receive significant benefits from our accident management services such as (a) convenient coordinated 24-hour assistance from our call center, (b) access to our advantageous relationships with the repair and body shops included in our preferred supplier network, which typically provides customers with extremely favorable repair terms and (c) expertise of our damage specialists, who ensure that vehicle appraisals and repairs are appropriate, cost-efficient, and in accordance with each customer's specific repair policy. On February 6, 2002, we acquired driversshield.com FS Corp. to compliment our accident management business.

GROWTH. We intend to focus our efforts for growth on the large fleet segment and middle market fleets as well as fee based services to new and existing clients. We also intend to increase cross marketing the products offered by Wright Express and PHH Arval to our customers.

COMPETITION. The principal factors for competition in vehicle management services are service, quality and price. We are competitively positioned as a fully integrated provider of fleet management services with a broad range of product offerings. Among providers of outsourced fleet management services, we rank second in North America in the number of leased vehicles under management and first in the number of proprietary fuel and maintenance cards for fleet use in circulation. There are four other major providers of outsourced fleet management services in the United States, GE Capital Fleet Services, Wheels Inc. Automotive Resources International (ARI), and CitiCapital, hundreds of local and regional competitors, and numerous niche competitors who focus on only one or two products and do not offer the fully integrated range of products provided by us. In the United States, it is estimated that only 50% of fleets are leased by third-party providers. The unpenetrated demand and the continued focus by corporations on cost efficiency and outsourcing will provide the growth platform in the future.

PARKING FACILITY BUSINESS (4%, 7% and 5% of revenue for 2001, 2000 and 1999, respectively)

Our National Car Parks subsidiary is the largest private parking operator in the United Kingdom. NCP operates off-street commercial parking facilities and manages on-street parking and related operations on behalf of town and city administrations. NCP has over 60 years' experience of owning and/or managing a portfolio of approximately 535 car parks, located in major cities, towns and airports in the U.K.

NCP provides a high-quality, professional service, developing a total solution for its customers and for organizations such as town and city administrations that wish to develop modern and professionally managed parking and traffic management operations.

NCP is a leader in airport parking facilities at United Kingdom airports, with over 41,000 car parking spaces in facilities close to passenger terminals at ten airports across the United Kingdom. Booking facilities are available through NCP's telesales service for convenient car parking reservation at these airports.

GROWTH. NCP is utilizing its recognized expertise in parking as a platform for delivering a wider range of services to local authorities and commercial property developers. Through this platform, NCP seeks to grow and diversify its income streams through affiliations with local authorities and the private sector in car parks, on-street parking enforcement and other broader parking and traffic management-related services.

COMPETITION. NCP's main competition is from non-commercial, local government authorities who manage parking operations in their respective cities and towns.

VEHICLE SERVICES TRADEMARKS AND INTELLECTUAL PROPERTY

The service mark "Avis," related marks incorporating the word "Avis", and related logos are material to our car rental business. Our subsidiaries and franchisees, actively use these marks. All of the material marks used in the Avis business are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where Avis franchises are in operation. We own the marks used in the Avis business. The service marks "Wright Express," "WEX," "PHH" and related trademarks and logos are material to our fleet services business. Wright Express, PHH Arval and their licensees actively use these marks. All of the material marks used by Wright Express and PHH Arval are registered (or have applications pending for registration) with the United States Patent and Trademark Office. All of the material marks used by PHH Arval are also registered in major countries throughout the world where the fleet management services are offered by Arval PHH. We own the marks used in Wright Express' and PHH Arval's business.

The service mark NCP-Registered Trademark- and related logos are owned by us and registered (or have applications pending for registration) with the UK Trademark Office and throughout the European Community.

VEHICLE SERVICES SEASONALITY

For our Avis vehicle rental business, the third quarter of the year, which covers the summer vacation period, represents the peak season for vehicle rentals. Any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on Avis' annual performance. The fourth quarter is generally the weakest financial quarter for the Avis System. In 2001, our average monthly rental fleet, excluding franchisees, ranged from a low of 184,000 vehicles in November to a high of 244,000 vehicles in August. Rental utilization, which is based on the number of hours vehicles are rented compared to the total number of hours vehicles are available for rental, ranged from 66.7% in December to 82.6% in August and averaged 74.4% for all of 2001.

The fleet management services businesses are generally not seasonal.

NCP's business has a distinct seasonal trend with revenue from parking in city and town centers being closely associated with levels of retail business. Therefore, peaks in revenue are experienced particularly around the Christmas period. In respect of the airport parking side of the business, seasonal peaks are experienced in line with summer vacations.

VEHICLE SERVICES EMPLOYEES

The businesses that make up our Vehicle Services segment employed approximately 21,109 persons as of December 31, 2001.

TRAVEL DISTRIBUTION SEGMENT (5%, 2% and 1% of revenue for 2001, 2000 and 1999, respectively)

With the acquisitions of Galileo International, Inc. and Cheap Tickets, Inc. in October 2001, we added a new Travel Distribution segment which is comprised of
(i) our global distribution services business through

Galileo International, (ii) our travel agency business, including Cheap Tickets, and (iii) our reservations processing, connectivity and information management services business through Wizcom.

GLOBAL DISTRIBUTION SERVICES BUSINESS  (4% of revenue for 2001)

We provide, through Galileo, electronic global distribution and computer reservation services ("GDS") for the travel industry utilizing a computerized reservation system. Through our Apollo-Registered Trademark- and Galileo-Registered Trademark- computerized reservation systems, our GDS subsidiary provides travel agencies and other subscribers at approximately 45,000 locations, numerous Internet travel sites, as well as corporations and consumers who use our self-booking products, with the ability to access schedule and fare information, book reservations and issue tickets for more than 500 airlines. Our GDS subsidiary also provides subscribers with information and booking capabilities covering approximately 30 car rental companies and more than 200 hotel companies with approximately 52,000 properties throughout the world. Since our acquisition of Galileo, our GDS subsidiary completed approximately 60.4 million bookings. Our GDS subsidiary operates in 118 countries. Approximately 59% of our distribution revenues are generated outside the United States.

On December 3, 2001, we entered into an information technology services arrangement with IBM Global Services, pursuant to which IBM Global Services will manage information technology services for our various business units, including the Galileo GDS. Such services include the outsourcing of certain third party services provided by us.

Substantially all of our electronic GDS revenue is derived from booking fees paid by travel suppliers, such as airlines, car rental companies and hotel companies. Travel suppliers store, display, manage and sell their services through our systems. Airlines and other travel suppliers are offered varying levels of functionality at which they can participate in our systems. Our Apollo system is utilized in North America and Japan, and our Galileo system is utilized in the rest of the world. In 2001, approximately 93% of our booking fee revenues were generated from airlines. United Airlines is the largest single travel supplier utilizing our systems, generating revenues that accounted for approximately 12% of our total GDS revenues in 2001.

Travel agencies access our systems using hardware and software typically provided by us or by independent national distribution companies ("NDCs"), although travel agencies can choose to purchase their own hardware and certain software. We, internally or through our NDCs, also provide technical support and other assistance to travel agencies. Multinational travel agencies constitute an important category of subscribers due to the high volume of business that can be generated through a single relationship. Bookings generated by our five largest travel agency customers constituted 20% of the bookings made through our systems in 2001.

PRODUCT DISTRIBUTION. We distribute our products to subscribers primarily through our internal sales and marketing organization and our relationships with independent NDCs. Our local sales and marketing groups distribute our products in North America, the United Kingdom, Belgium, France, Germany, Spain, Portugal, the Netherlands, Switzerland, Sweden, Finland, Norway, Russia, Australia, New Zealand, Hong Kong, Singapore, the Philippines, Brazil and Venezuela. Bookings made in these countries collectively accounted for approximately 69% of our 2001 bookings.

In regions not supported directly by our sales and marketing organization, we provide services through our independent NDCs. The NDC is responsible for cultivating the relationship with subscribers in its territory, installing subscribers' computer equipment, maintaining the hardware and software supplied to the subscribers and providing ongoing customer support. The NDC earns a share of the booking fees generated in the NDC's territory, as well as all subscriber fees billed in that marketplace. NDCs, which are typically owned or operated by the national airline of the relevant country or a local travel-related business, accounted for approximately 31% of our booking volume in 2001.

GROWTH. In order to grow our GDS business, we intend to capitalize on our competitive strengths, the key elements of which are: (i) Cendant's business to business expertise and relationships, (ii) a diversified global presence,
(iii) established relationships with a diverse group of travel suppliers and subscribers, (iv) a comprehensive offering of innovative products, and (v) new product initiatives with unique appeal to travel consumers, agencies and suppliers. We believe that the distribution network established through our independent NDCs provides us with a local presence in countries throughout the world. In addition, we continue to strengthen our presence in developing and emerging economies that provide future growth opportunities, such as Eastern Europe, Africa, the Middle East and Asia. We believe that in-depth knowledge of the local travel economies in which we distribute our products is essential to developing and strengthening our ties to travel suppliers and the local travel agencies that generate significant booking volumes.

We will continue to assess opportunities to acquire distributors in mature, highly automated markets, where we can realize attractive economic returns and enhance our customer service. Consistent with this strategy, in April 2001, Galileo International acquired Southern Cross Distribution Systems Pty Limited, its NDC for Australia and New Zealand, from an entity owned by the Qantas Airways group, Ansett Airlines and Air New Zealand. This acquisition raised the number of wholly owned sales and marketing organizations to 19, representing approximately 69% of our distribution.

We intend to continue to pursue opportunities to further open up our computerized reservation system to distribute travel through a variety of means and to continue to develop leading technologies, integrate additional travel content into our products, further strengthen our relationships with our agency and supplier customers and maintain our position as a leading player in the integrated electronic travel distribution marketplace. In October 2001, we acquired Highwire, Inc., a developer of corporate Internet travel tools and technology, which we expect will complement our product offerings and create new opportunities in the corporate online channel.

INFORMATION SERVICES. We currently provide fare quotation services through our GlobalFares-TM- quotation system to approximately 68 airlines worldwide. GlobalFares is used in conjunction with each airline's internal reservation system and provides pricing information.

We also provide internal reservation services to United Airlines pursuant to a computer services agreement which terminates at the end of 2004. Such services include the display of schedules and availability, the reservation, sale and ticketing of travel services and the display of other travel-related information to United Airlines' airport offices, city ticket offices and reservation centers internationally. In addition, we provide certain other internal management services to United Airlines, including network management, departure control, availability displays, inventory management, database management and software development.

COMPETITION. Our competitors include the three major global distribution system companies: Sabre-Registered Trademark-, Amadeus-Registered Trademark- and Worldspan-Registered Trademark-, the regional reservation systems including Abacus-Registered Trademark-, Axess(SM), Infini(SM) and Topas(SM), other travel infrastructure companies such as Pegasus Systems and Datalex, firms that operate in the virtual travel services sector such as Expedia-Registered Trademark-, Travelocity-Registered Trademark- and Orbitz(SM) and alternative channels by which travel products and services are distributed.

Competition to attract and retain travel agency subscribers is intense. As a result, we and other computerized reservation system service providers offer incentives to travel agency subscribers if certain productivity or booking volume growth targets are achieved. Although continued expansion of the use of such incentive payments could adversely affect our profitability, our failure to continue to make such incentive payments could result in the loss of some travel agency subscribers.

TRAVEL AGENCY SERVICES BUSINESS (1%, 2% and 1% of revenue for 2001, 2000 and 1999, respectively)

We provide travel services, through our travel agency subsidiaries RCI
Travel, LLC, Cendant Travel, Inc. and Cheap Tickets, Inc. We are a full service travel agency operation providing airline, car rental, hotel and other travel reservation and fulfillment services. Such services are provided to members of Resort Condominiums International, LLC, our timeshare exchange company, as well as in connection with the travel programs offered through Trilegiant Corporation, an individual membership business, and Trip Network, Inc., an independent affiliate of Cendant and the operator of the cheaptickets.com(sm) and Trip.com(sm) travel Web sites.

We work directly with travel suppliers, such as airlines, car rental companies, hotel companies and tour and cruise operators to secure both non-published and regularly available fares, rates and tariffs to supply the best possible rates and discounted travel to our customers. Cheap Tickets' non-published fares are not available to consumers directly from the airlines. Rates are made available to customers through our call centers and through our branded sites, cheaptickets.com and trip.com, which are operated by Trip Network, Inc. See "Relationship with Trip Network, Inc." discussion below. Transactions are booked via global distribution service and fulfilled through our call center network and ticketing operations. As of December 31, 2001, we maintained a total of nine call centers located in: Lakeport, California, Colorado Springs, Denver and Englewood, Colorado, Tampa, Florida, Honolulu, Hawaii, Indianapolis (Carmel) Indiana, Moore, Oklahoma and Nashville, Tennessee.

COMPETITION. As we provide services to our RCI members and to Trilegiant members through an outsourcing agreement, our primary competitors consist of other membership related travel services providers such as Memberworks, Quest, Encore Marketing and Damark. In addition, we compete with a large number of leisure travel agencies, including Liberty Travel, American Express Travel and AAA Travel Services, and Internet travel Web sites, such as Orbitz, Expedia, Travelocity, Priceline and Hotwire.

RELATIONSHIP WITH TRIP NETWORK, INC. Trip Network, Inc. ("TNI") was established in 2001 to develop and launch an Internet travel portal initiative, and is expected to significantly expand the Internet presence of our travel brands for the benefit of certain of our current and future franchisees. TNI was established with a $20 million contribution of assets by us in return for a preferred stock investment, which is convertible into approximately 80% of TNI's common stock. Additionally, we also funded TNI in the first quarter of 2001 with approximately $85 million, including $45 million in cash and 1.5 million shares of Homestore common stock, then valued at $34 million. Following our acquisitions of Galileo and Cheap Tickets, TNI licensed the rights for the online businesses, Trip.com and Cheaptickets.com, respectively, which combined provide access to 20 million registered users. TNI currently operates these online travel businesses and we provide TNI with call center, supplier relationship management and GDS services. TNI is developing Trip.com as its primary consumer portal and released a new version of Trip.com in December 2001 as a "soft launch." It is anticipated TNI will launch an extensive Trip.com marketing campaign later this year as TNI further develops Trip.com with improved technology, greater discounted travel inventory and personalized customer services.

At December 31, 2001, TNI had no debt outstanding nor are we contingently liable for any debt which TNI may incur. Certain officers of Cendant serve on the Board of Directors of TNI.

WIZCOM BUSINESS

WizCom is a global provider of electronic reservations processing, connectivity and computerized reservation system services for the travel industry. WizCom provides hotels, car rental businesses and tour/leisure travel operators, including Internet travel companies, with electronic distribution to the Global Distribution Systems (such as our Galileo GDS), Internet or other travel reservations systems, linking customers to all the major travel networks on six continents through telephone lines and satellite communications. These products allow for real time processing for travel agents, corporate travel departments and consumers. In addition, WizCom offers information management services that permit customers to maintain current information on property, vehicle or tour packages (such as rental rates and room amenity descriptions) and deliver the most current data to external distribution systems. Revenues are primarily comprised of up-front implementation fees and ongoing transaction and support fees.

GROWTH. WizCom expects to increase its Internet distribution reach, allowing hotel and car rental companies to further optimize their sales mix. WizCom is also planning enhancements to its product and service portfolio aimed at the hospitality sector. For example, WizCom will launch a new product to enable hotels to reduce rate description management resources and generate revenue growth for WizCom.

COMPETITION. In providing electronic distribution services to hotel customers, WizCom competes with third party connectivity providers such as Pegasus Solutions, and also with supplier direct connection technology. WizCom competes with many companies to provide computerized reservation system services to hotel customers, including other hotels. Some of our competitors include Hotel Data Systems, Synix and Micros Systems.

TRAVEL DISTRIBUTION TRADEMARKS AND INTELLECTUAL PROPERTY

The trademarks and service marks "Galileo," "Apollo," "Cheap Tickets," "Trip.com" and "WizCom" and related trademarks and logos are material to the businesses in our travel distribution segment. Galileo, Cheap Tickets, Trip.com, WizCom and their subsidiaries and licensees actively use these marks. All of the material marks used by Galileo, Cheap Tickets, Trip.com and WizCom are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries throughout the world where these businesses operate. We own the marks used in the travel distribution segment.

TRAVEL DISTRIBUTION SEASONALITY

We experience a seasonal pattern in our operating results, with the fourth quarter typically having the lowest total revenues and operating income due to early bookings by customers for holiday travel and a decrease in business travel during the holiday season.

TRAVEL DISTRIBUTION EMPLOYEES

The businesses that make up our Travel Distribution segment employed approximately 6,022 persons as of December 31, 2001.

FINANCIAL SERVICES SEGMENT (16%, 30% and 25% of our revenue for 2001, 2000 and 1999, respectively)

INSURANCE/WHOLESALE BUSINESS (5%, 10% and 7% of our revenue for 2001, 2000 and 1999, respectively)

Our insurance/wholesale business provides (i) enhancement packages for financial institutions through FISI Madison, (ii) marketing for accidental death and dismemberment insurance and certain other insurance products through FISI and BCI and (iii) marketing for long term care insurance products through LTPC. With nearly 39 million customers, we offer the following products and services:

ENHANCEMENT PACKAGE SERVICE. We sell enhancement packages for financial institution consumer and business checking and deposit account holders primarily through our FISI subsidiary. FISI's financial institution clients select a customized package of our products and services and then usually add their own services (such as unlimited check writing privileges, personalized checks, cashiers' or travelers' checks without issue charge, or discounts on safe deposit box charges or installment loan interest rates). With our marketing and promotional assistance, the financial institution then offers the complete package of enhancements to its checking account holders as a special program for a monthly fee. Most of these financial institutions choose a standard enhancement package, which generally includes $10,000 of common carrier insurance and travel discounts. Others may include Trilegiant's shopping and credit card registration services, a travel newsletter or pharmacy, eyewear or entertainment discounts as enhancements. The common carrier coverage is underwritten under group insurance policies with two referral underwriters. We generally charge a financial institution client an initial fee to implement this program and monthly fees thereafter based on the number of customer accounts participating in that financial institution's program. In January 2001, FISI acquired certain assets of MarketTrust, Inc., including its agreements to provide checking account enhancement packages to over 320 financial institutions located across the United States.

AD&D INSURANCE. Through our FISI and BCI subsidiaries, we serve as an agent and third-party administrator for marketing accidental death and dismemberment insurance throughout the country to the customers of financial institutions. These products are primarily marketed through direct mail solicitations which generally offer $1,000 of accidental death and dismemberment insurance at no cost to the customers and the opportunity to choose additional coverage of up to $250,000. The annual premium generally ranges from $10 to $250. BCI also acts as an administrator for, and markets, term life and hospital accident insurance. FISI's and BCI's insurance products and other services are offered to customers of banks, credit unions, credit card issuers and mortgage companies.

LONG TERM CARE INSURANCE. Through our LTPC subsidiary, we are one of the largest independent marketers of long term care insurance products in the United States representing five national underwriters. LTPC's sales efforts are supported by over 350 captive agents and 1,300 brokers across the United States.

DISTRIBUTION CHANNELS. We market our products to consumers: (i) of financial institutions or other associations through direct marketing; (ii) of financial institutions or other associations through a direct sales force, participating merchants or general advertising; and (iii) through companies and various other entities.

GROWTH. Primary growth drivers include expanding our customer base to include larger financial institutions and targeted non-financial partners. In addition, we are expanding the array of products and services sold through the direct marketing channels to existing clients.

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

LOYALTY SOLUTIONS (2%, 3% and 2% of our revenue for 2001, 2000 and 1999, respectively)

Our Cims subsidiary has developed customer loyalty solutions and insurance products for the benefit of financial institutions and businesses in other industries. As of December 31, 2001, Cims has expanded its clients' membership and customer base to approximately 15.3 million individuals. Cims clients include over 50 financial institutions throughout Europe, South Africa and Asia. Cims offers travel and real estate benefits and other services within its loyalty packages for the benefit of consumers. Cims also leverages its internal insurance competencies and strategic relationships to provide insurance benefits to consumers. We also have exclusive licensing agreements covering the use of our merchandising systems in Australia, Japan and certain other Asian countries under which licensees pay initial license fees and agree to pay royalties to us based on membership fees, access fees and merchandise service fees paid to them.

GROWTH. The primary growth drivers for Cims are (i) to increase the number of consumers, from within our existing client base, who participate in loyalty programs for their particular financial institution, (ii) to increase the number of financial institutions we partner with for their respective loyalty marketing programs, (iii) to develop marketing relationships with clients in other industries (wireless providers for example) and (iv) to offer multiple loyalty solutions to our clients.

COMPETITION. Cims represents an outsourcing alternative to marketing departments of large retail organizations. Cims competes with certain other niche loyalty solution providers throughout Europe.

TAX PREPARATION BUSINESS (1%, 1% and 1% of our revenue for 2001, 2000 and 1999, respectively)

Our Jackson Hewitt Inc. subsidiary ("Jackson Hewitt") is the second largest tax preparation service system in the United States. The Jackson
Hewitt-Registered Trademark- franchise system is comprised of a 47-state network (and the District of Columbia) with approximately 3,800 offices operating under the trade name and service mark "Jackson Hewitt Tax
Service-Registered Trademark-." Office locations range from stand-alone store front offices to kiosk offices within Wal-Mart-Registered Trademark- and Kmart-Registered Trademark- stores. Through the use of proprietary interactive tax preparation software, we are engaged in the preparation and electronic filing of federal and state individual income tax returns. During 2001, Jackson Hewitt prepared over 2.2 million tax returns, which represented an increase of 22.0% from the approximately 1.8 million tax returns prepared during 2000. To complement our tax preparation services, we also offer accelerated check refunds and refund anticipation loans to our tax preparation customers through a designated bank. Franchisees pay a minimum initial fee and royalty and marketing fees.

H&R Block's recent shift to an owner/operator business model has resulted in Jackson Hewitt becoming the leading franchisor of tax preparation services.

GROWTH. We believe revenue and share growth in the tax preparation industry will come primarily from selling new franchises, the application of proven management techniques for existing franchise systems, and new product and service offerings.

During 1999, Jackson Hewitt, in conjunction with two of its largest franchisees, created an independent joint venture, Tax Services of America, Inc. ("TSA"), to maximize Jackson Hewitt's ability to add independent tax preparation firms to its franchise system. Jackson Hewitt initially contributed approximately 80 company-owned stores and as of December 31, 2001 had an approximate 89% interest in the form of preferred stock. On January 18, 2002, Jackson Hewitt purchased all of the common stock of TSA for approximately $4.0 million. TSA currently has over 400 offices and is expected to prepare over 350,000 tax returns in 2002. TSA's objective is to grow by acquiring independent tax preparation firms in areas where TSA is licensed to operate and convert them to the Jackson Hewitt system.

COMPETITION. Tax preparation businesses are highly competitive. There are a substantial number of tax preparation firms and accounting firms that offer tax preparation services. Commercial tax preparers are highly competitive with regard to price, service and reputation for quality. Our largest competitor, H&R Block, is a nationwide tax preparation service with approximately 9,000 locations.

INDIVIDUAL MEMBERSHIP BUSINESS (8%, 16% and 15% of our revenue for 2001, 2000 and 1999, respectively)

On July 2, 2001, we entered into 40-year outsourcing and licensing agreements with Trilegiant Corporation, a direct marketing company established by former management of our Cendant Membership Services and Cendant Incentives subsidiaries. Pursuant to such agreements, we retain the economic benefits from existing members of our individual membership business and Trilegiant provides fulfillment services to these members for a servicing fee. Trilegiant will retain the economic benefits and service obligations for new members. We will receive a royalty fee (initially 5% increasing to approximately 16% over ten years) from Trilegiant in connection with those new members. Certain officers of Cendant serve on the Board of Directors of Trilegiant.

As of December 31, 2001, Trilegiant had approximately 23.8 million memberships,
18.9 million of which consist of our existing memberships. Trilegiant provides members with access to a variety of discounted products and services in such areas as retail shopping, travel, personal finance and auto and home improvement. Trilegiant also affiliates with business partners such as leading financial institutions, retailers, and oil companies to offer membership as an enhancement to their credit card, charge card or other customers. Participating institutions generally receive commissions on initial and renewal memberships, based on a percentage of the net membership fees. Individual membership programs offer consumers discounts on many brand categories by providing shop at home convenience in areas such as retail shopping, travel, automotive, dining and home improvement.

Trilegiant offers the following membership programs from which we receive a royalty on sales to new members: Shoppers Advantage-Registered Trademark-, a discount shopping program; Travelers Advantage-Registered Trademark-, a discount travel service program; The AutoVantage-Registered Trademark- Service, a program which offers preferred prices on new cars and discounts on maintenance, tires and parts; AutoVantage Gold-Registered Trademark-, a program which provides a premium version of the AutoVantage-Registered Trademark- Service; Credit Card Guardian-Registered Trademark- and "Hot-Line", services which enable consumers to register their credit and debit cards to keep the account numbers securely in one place; The PrivacyGuard-Registered Trademark- and Credentials-Registered Trademark-, services which provide monitoring of a member's credit history, driving records and medical files; The Buyers Advantage-Registered Trademark-, a service which extends manufacturer's warranties; CompleteHome-Registered Trademark-, a service designed to save members time and money in maintaining and improving their homes; The Family FunSaver Club-Registered Trademark-, a program which provides the opportunity to purchase family travel services and other family related products at a discount; and The HealthSaver(sm), a program which provides discounts on prescription drugs, eyewear, eye care, dental care, selected health-related services and fitness equipment.

INVESTMENT IN TRILEGIANT. We own preferred stock, convertible into approximately 20% of Trilegiant. We also advanced approximately $100 million to support Trilegiant's marketing activities. We expense the marketing advance as Trilegiant incurs qualified marketing costs. As of December 31, 2001, we had expensed $66 million of this marketing advance. In addition, we have provided Trilegiant with a $35 million revolving line of credit under which advances are at our sole and unilateral discretion. At December 31, 2001, there were no advances outstanding under this line of credit. We are not obligated or contingently liable for any debt incurred by Trilegiant.

In connection with marketing agreements entered into with a third party, we provided a $75 million loan facility to Trilegiant under which we will advance funds to Trilegiant for marketing performed by Trilegiant on behalf of the third party. Under the terms of the agreements, Trilegiant will provide certain services to the third party in exchange for commissions. As part of our royalty arrangement with Trilegiant, we will participate in those commissions. Trilegiant will repay borrowings under this facility as commissions are received by Trilegiant from the third party. As of December 31, 2001, the outstanding balance under this loan facility was $24 million.

COMPETITION. The membership services industry is highly competitive. Competitors include membership services companies, as well as large retailers, travel agencies, insurance companies and financial service institutions, some of which have financial resources, product availability, technological capabilities or customer bases that may be greater than ours.

FINANCIAL SERVICES TRADEMARKS AND OTHER INTELLECTUAL PROPERTY.

The service marks "Jackson Hewitt" and "Jackson Hewitt Tax Service" and related marks and logos are material to Jackson Hewitt's business. We, through our franchisees, actively use these marks. The trademarks and logos are registered (or have applications pending for registration) with the United States Patent and Trademark Office. We own the marks used in the Jackson Hewitt business. The individual membership business trademarks and service marks listed above and related logos are material to the individual membership business. In connection with the Trilegiant outsourcing arrangement, we license the individual membership business trademarks and service marks listed above to Trilegiant in exchange for the licensing fee mentioned above. Individual membership business trademarks and logos are registered (or have applications pending for registration) with the United States Patent and Trademark Office, unless otherwise indicated above. We own the marks used in the individual membership business.

FINANCIAL SERVICES SEASONALITY.

Our direct marketing and individual membership businesses are generally not seasonal. However, since most of our franchisees' customers file their tax returns during the period from January through April of each year, substantially all franchise royalties are received during the first and second quarters of each year. As a result, Jackson Hewitt operates at a loss for the remainder of the year. Historically, such losses primarily reflect payroll of year-round personnel, the update of tax software and other costs and expenses relating to preparation for the following tax season.

FINANCIAL SERVICES EMPLOYEES

The businesses that make up our Financial Services segment employed approximately 2,470 persons as of December 31, 2001.

GEOGRAPHIC SEGMENTS

Financial data for geographic segments are reported in Note 26 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

REGULATION

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

TIMESHARE EXCHANGE REGULATION. Our timeshare exchange business is subject to foreign, federal, state and local laws and regulations including those relating to taxes, consumer credit, environmental protection and labor matters. In addition, we are subject to state statutes in those states regulating timeshare exchange services, and must prepare and file annually certain disclosure guides with regulators in states where required. While our timeshare exchange business is not subject to those state statutes governing the development of timeshare condominium units and the sale of timeshare interests, such statutes directly affect both our timeshare sales and marketing business (see below) and the other members and resorts that participate in the RCI exchange programs. Therefore, the statutes indirectly impact our timeshare exchange business.

TIMESHARE SALES AND MARKETING REGULATION. Our timeshare sales and marketing business is subject to extensive regulation by the states in which our resorts are located and in which its vacation ownership interests are marketed and sold. In addition, we are subject to federal legislation, including without limitation, the Federal Trade Commission Act; the Fair Housing Act; the Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to borrowers regarding the terms of their loans; the Real Estate Settlement Procedures Act and Regulation X promulgated thereunder which require certain disclosures to borrowers regarding the settlement and servicing of loans; the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination in the extension of credit on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act, the Telemarketing and Fraud and Abuse Prevention Act, and the Civil Rights Acts of 1964, 1968 and 1991.

Many states have laws and regulations regarding the sale of vacation ownership interests. The laws of most states require a designated state authority to approve a timeshare public report, a detailed offering statement describing the resort operator and all material aspects of the resort and the sale of vacation ownership interests. In addition, the laws of most states in which we sell vacation ownership interests grant the purchaser of such an interest the right to rescind a contract of purchase at any time within a statutory rescission period, which generally ranges from three to ten days. Furthermore, most states have other laws that regulate our timeshare sales and marketing activities, such as real estate licensing laws, travel sales licensing laws, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws, labor laws and various regulations governing access and use of our resorts by disabled persons.

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

VEHICLE RENTAL AND FLEET LEASING REGULATION. We are subject to federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, franchising, consumer credit, environmental protection and labor matters. The principal environmental regulatory requirements applicable to our vehicle and rental operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. We operate 271 locations at which petroleum products are stored in underground or aboveground tanks. We have instituted an environmental compliance program designed to ensure that these tanks are in compliance with applicable technical and operational requirements, including the replacement and upgrade of underground tanks to comply with the December 1998 EPA upgrade mandate and periodic testing and leak monitoring of underground storage tanks. We believe that the locations where we currently operate are in compliance, in all material respects, with such regulatory requirements.

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

We may be eligible for reimbursement or payment of remediation costs associated with future releases from its regulated underground storage tanks and have established funds to assist in the payment of remediation costs for releases from certain registered underground tanks. Subject to certain deductibles, the availability of funds, compliance status of the tanks and the nature of the release, these tank funds may be available to us for use in remediating future releases from its tank systems.

A traditional revenue source for the vehicle rental industry has been the sale of loss damage waivers, by which rental companies agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period. Approximately 3.2% of our vehicle operations revenue during 2001 was generated by the sale of loss damage waivers. Approximately 40 states have considered legislation affecting the loss damage waivers. To date, 24 states have enacted legislation which requires disclosure to each customer at the time of rental that damage to the rented vehicle may be covered by the customer's personal automobile insurance and that loss damage waivers may not be necessary. In addition, in the late 1980's, New York enacted legislation which eliminated our right to offer loss damage waivers for sale and limited potential customer liability to $100. Moreover Nevada has capped rates for loss damage waivers at $15.00 per day. California has capped these rates at either $9.00 per day for cars with an MSRP of $19,000 or less, or $15.00 per day for cars with an MSRP of $19,000 to $34,999, but there is no cap for cars with an MSRP of $35,000 or more.

We are also subject to regulation under the insurance statutes, including insurance holding company statutes, of the jurisdictions in which its insurance company subsidiaries are domiciled. These regulations vary from state to state, but generally require insurance holding companies and insurers that are subsidiaries of insurance holding companies to register and file certain reports including information concerning their capital structure, ownership, financial condition and general business operations with the state regulatory authority, and require prior regulatory agency approval of changes in control of an insurer and intercorporate transfers of assets within the holding company structure. Such insurance statutes also require that we obtain limited licenses to sell optional insurance coverage to our customers at the time of rental.

The payment of dividends to us by our insurance company subsidiaries is restricted by government regulations in Colorado, Bermuda and Barbados affecting insurance companies domiciled in those jurisdictions.

MARKETING REGULATION. Primarily through our insurance/wholesale business, we market our products and services via a number of distribution channels, including direct mail, telemarketing and online. These channels are regulated on the state and federal levels and we believe that these activities will increasingly be subject to such regulation. Such regulation may limit our ability to solicit new members or to offer one or more products or services to existing members. In addition to direct marketing, our insurance/wholesale business is subject to various state and local regulations including, as applicable, those of state insurance departments. While we have not been adversely affected by existing regulations, we cannot predict the effect of any future federal, state or local legislation or regulation.

In November 1999, the Federal Gramm-Leach-Bliley Act became law. This Act and its implementing regulations modernized the regulatory structure affecting the delivery of financial services to consumers and provided for new requirements and limitations relating to direct marketing by financial institutions to their customers. Compliance with the Act was required beginning July 1, 2001, and we have taken various steps to ensure our compliance; however, since specific aspects of the implementing regulations relating to this Act remain to be clarified, it is unclear what conclusive effect, if any, such regulations might have on our business.

We are also aware of, and are actively monitoring the status of, certain proposed privacy-related state legislation that might be enacted in the future; it is unclear at this point what effect, if any, such state legislation might have on our businesses.

GLOBAL DISTRIBUTION SERVICES REGULATION. Our global distribution services business is subject to regulation primarily in the United States, the European Union and Canada. Each jurisdiction's rules are largely based on the same set of core premises: that a computerized reservation system must treat all participating airlines equally, whether or not they are owners of the system; that airlines owning computerized reservations systems must not discriminate against the computerized reservation systems they do not own; and that computerized reservation system relationships with travel agencies should not be an impediment to competition from other computerized reservation systems or to the provision of services to the traveler. While each jurisdiction has focused on the computerized reservation system industry's role in the airline industry, the United States' and EC rules have the greatest impact on us because of the volume of business transacted by us in the United States and the European Union. Neither jurisdiction currently seeks to regulate computerized reservation system relationships with non-airline participants such as hotel and car rental companies, although the EC rules allow computerized reservation systems to incorporate rail services into computerized reservation system displays and such rail services are therefore subject to certain sections of the EC rules.

Both the United States and the European Union require systems to provide airline displays for travel agencies that are ordered on the basis of neutral principles and that all airlines must be charged the same fees for the same level of participation. The EC rules go further and require that fees must be reasonably structured and reasonably related to the cost of the service provided and used. Moreover, under the EC rules, airlines have the ability to disallow certain types of bookings, unless they have already been accepted.

Both the United States and European Union regulators seek to redress the potential that a computerized reservation system used for internal reservation purposes would offer a travel agency subscriber superior access to the hosted airline and inferior access to all other airlines. The EC rules require a GDS to ensure that its distribution facilities are separated from any carrier's private inventory hosted on the system. If a connection between distribution facilities and private inventory is permitted by an application interface, any such interface must be available to all carriers on a non-discriminatory basis. While the United States rules contain several principles outlining the requirement of unbiased displays, the EC rules prescribe a specific formula that a computerized reservation system must use to order its display of flights. U.S. regulations also require functional equivalence between the functionality offered to airlines whose internal reservation systems are hosted in the computerized reservation system and those provided to all other airlines. The EC rules require the owner airlines to provide the same data, and accept and confirm bookings with equal timeliness in all computerized reservation systems, when requested to do so. U.S. regulations contain no counterpart to the European requirement that subscribers be offered access to the computerized reservation system on a nondiscriminatory basis. Although U.S. regulations extend only to use of computerized reservation systems by travel agencies, European and Canadian rules apply to all subscriber uses of computerized reservation systems, whether by travel agencies, individuals or corporate travel departments. To the extent rules relating to computerized reservation systems are proposed or adopted by other countries, we expect they will be similar to the existing rules in other jurisdictions.

TRAVEL AGENCY REGULATION. The products and services we provide are subject to various federal, state and local regulations. We must comply with laws and regulations relating to our sales and marketing activities, including those prohibiting unfair and deceptive advertising or practices. Our travel service is subject to laws governing the offer and/or sale of travel products and services, including laws requiring us to register as a "seller of travel," to comply with disclosure. In addition, many of our travel suppliers and global distribution systems are heavily regulated by the United States and other governments and we are indirectly affected by such regulation.

EMPLOYEES

As of December 31, 2001, we employed approximately 53,000 people. Management considers our employee relations to be satisfactory.

ITEM 2. PROPERTIES

Our principal executive offices are located in leased space at 9 West 57th Street, New York, NY 10019 with a lease term expiring in 2013. Many of our general corporate functions are conducted at leased offices at One Campus Drive, 1 Sylvan Way and 10 Sylvan Way and one owned facility located at 6 Sylvan Way, Parsippany, New Jersey 07054. Executive offices are also located at Landmark House, Hammersmith Bridge Road, London, England W69EJ.

Our lodging franchise business leases space for its reservations centers and data warehouse in Aberdeen, South Dakota; Phoenix, Arizona; Knoxville and Elizabethton, Tennessee; St. John, New Brunswick, Canada pursuant to leases that expire in 2004, 2007, 2004, 2002, and 2009 respectively. In addition, our lodging and real estate businesses share approximately four leased office spaces within the United States.

Our timeshare exchange business has three properties which we own; a 200,000 square foot facility in Carmel, Indiana, which serves as an administrative office; a 200,000 square foot call center in Cork, Ireland and a property located in Kettering, UK, which is RCI's European office. Our timeshare exchange business also has approximately 10 leased offices located within the United States and approximately 38 additional leased spaces in various countries outside the United States.

Our timeshare sales and marketing business owns a 60,500 square foot facility in Little Rock, Arkansas and leases space for call center and administrative functions in Las Vegas, Nevada and Orlando, Florida, pursuant to leases expiring in 2006 and 2011, respectively. In addition, approximately 33 marketing and sales offices are leased throughout the United States.

Our relocation business has its main corporate operations in three leased buildings in Danbury, Connecticut with lease terms expiring in 2004, 2005, and 2008. There are also three regional offices located in Mission Viejo, California; Chicago, Illinois; and Irving, Texas, which provide operation support services. We own the office in Mission Viejo and the others we operate pursuant to leases that expire in 2004 and 2003 respectively. International offices are located in Hammersmith, Wexham and Swindon, United Kingdom; Melbourne and Brisbane, Australia; Hong Kong; and Singapore pursuant to leases that expire in 2012, 2012, 2013, 2005, 2003, 2002 and 2002, respectively.

Our mortgage business has centralized its operations to one main area occupying various leased offices in Mt. Laurel, New Jersey for a total of approximately 848,000 square feet. The lease terms expire over the next three years. Our mortgage business has recently entered into a lease for a new building expected to be completed in the beginning of 2003. This new building is expected to add 47,500 square feet to, and replace approximately 127,500 square feet at, the Mt. Laurel location. The lease for this new building expires in 2013. Regional sales offices are located in Englewood, Colorado; Jacksonville, Florida and Santa Monica, California, pursuant to leases that expire in 2002, 2005 and 2005, respectively.

Our vehicle services segment owns a 158,000 square foot facility in Virginia Beach, Virginia, which serves as a satellite administrative and reservations facility for WizCom and Avis rental car operations. Our Vehicle Services segment also leases space for its car reservations center in Tulsa, Oklahoma and Fredericton, New Brunswick, Canada pursuant to leases that expire in 2006 and 2009, respectively. In addition, there are approximately 19 leased office locations in the United States. Internationally, we lease office space in the United Kingdom and own one building in Birmingham, UK to support National Car Parks.

WizCom operates out of leased space in Garden City, New York.

We lease or have vehicle rental concessions relating to space at 676 locations in the United States and 191 locations outside the United States utilized in connection with our vehicle rental operation. Of those locations, 224 in the United States and 82 outside the United States are airports. Typically, an airport receives a percentage of vehicle rental revenues, with a guaranteed minimum. Because there is a limit to the number of vehicle rental locations in an airport, vehicle rental companies frequently bid for the available locations, usually on the basis of the size of the guaranteed minimums. We and other vehicle lease firms also lease parking space at or near airports and at their other vehicle rental locations.

PHH Arval leases office space and marketing centers in eight locations in the United States and Canada, with approximately 102,000 square feet in the aggregate. PHH Arval maintains a 200,000 square foot regional/processing office in Hunt Valley, Maryland. In addition, Wright Express leases approximately 187,000 square feet of office space in two domestic locations.

Our insurance/wholesale business leases five domestic office spaces in Brentwood and Franklin, Tennessee with lease terms ending in 2002, 2003, and 2009. In addition, there are ten leased locations internationally that function as sales and administrative office for Cims with the main office located in Portsmouth, UK.

Our leased space in Parsippany, New Jersey also supports our tax preparation business.

Our travel distribution business has three properties, which we own; a 256,000 square foot data center in Greenwood, Colorado; a 32,000 square foot facility in Atlanta, Georgia and a 20,000 square foot facility in Lakeport, California. The travel distribution business also leases 121,000 square feet of office space in Rosemont, Illinois; 256,000 square feet of office space among six locations in the Denver, Colorado area; approximately 20 additional properties within the United States and 50 leased spaces in various countries outside the United States.

Our travel operations have leased locations in Aurora, Colorado; Nashville, Tennessee; Arlington, Texas and Moore, Oklahoma. They occupy a total of approximately 152,000 square feet pursuant to leases expiring in 2006, 2006, 2002 and 2003, respectively.

We believe that such properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

A. CLASS ACTION AND OTHER LITIGATION AND GOVERNMENT INVESTIGATIONS

After the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the date of this Annual Report on Form 10-K, approximately 70 lawsuits claiming to be class actions, three lawsuits claiming to be brought derivatively on our behalf and several other lawsuits and arbitration proceedings were filed in various courts against us and other defendants.

IN RE CENDANT CORPORATION LITIGATION, Master File No. 98-1664 (WHW) (D.N.J.) (the "Securities Action"), is a consolidated class action consisting of over sixty constituent class action lawsuits. The Securities Action is brought on behalf of all persons who acquired securities of the Company and CUC, except our PRIDES securities, between May 31, 1995 and August 28, 1998. Named as defendants are the Company; twenty-eight current and former officers and directors of the Company, CUC and HFS; and Ernst & Young LLP, CUC's former independent accounting firm.

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

On January 25, 1999, the Company answered the Amended Consolidated Complaint and asserted Cross-Claims against Ernst & Young alleging that Ernst & Young failed to follow professional standards to discover, and recklessly disregarded, the accounting irregularities, and is therefore liable to the Company for damages in unspecified amounts. The Cross-Claims assert claims for breaches of Ernst & Young's audit agreements with the Company, negligence, breaches of fiduciary duty, fraud, and contribution.

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

On December 7, 1999, we announced that we had reached an agreement to settle the Securities Action for approximately $2.85 billion in cash which we will be required to fully fund by mid-July 2002. (See "Litigation Settlements" below and Note 14 to the Consolidated Financial Statements).

WELCH & FORBES, INC. V. CENDANT CORP., ET AL., No. 98-2819 (WHW) (the "PRIDES Action"), is a consolidated class action filed on June 15, 1998 on behalf of purchasers of the Company's PRIDES securities between February 24 and August 28, 1998. Named as defendants are the Company; Cendant Capital I, a statutory business trust formed by the Company to participate in the offering of PRIDES securities; seventeen current and former officers and directors of the Company, CUC and HFS; Ernst & Young; and the underwriters for the PRIDES offering, Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Chase Securities Inc.

The allegations in the Amended Consolidated Complaint in the PRIDES Action are substantially similar to those in the Securities Action. The PRIDES Action states claims under Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, and seeks damages in an unspecified amount. In January 2000, we announced a partial settlement of the PRIDES Action. (See Litigation Settlements below and Note 14 to the Consolidated Financial Statements).

SEMERENKO V. CENDANT CORP., ET AL., Civ. Action No. 98-5384 (D.N.J.), and P. SCHOENFIELD ASSET MANAGEMENT LLC V. CENDANT CORP., ET AL., Civ. Action
No. 98-4734 (D.N.J.) (the "ABI Actions"), were initially commenced in October and November of 1998, respectively, on behalf of a putative class of persons who purchased securities of American Bankers Insurance Group, Inc. ("ABI") between January 27, 1998 and October 13, 1998. Named as defendants are the Company, four former CUC officers and directors and Ernst & Young. The complaints in the ABI actions, as amended on February 8, 1999, assert violations of Sections 10(b), 14(e) and 20(a) of the Exchange Act. The plaintiffs allege that they purchased shares of ABI common stock at prices artificially inflated by the accounting irregularities after we announced a cash tender offer for 51% of ABI's outstanding shares of common stock in January 1998. Plaintiffs also allege that after the disclosure of the accounting irregularities, we misstated our intention to complete the tender offer and a second step merger pursuant to which the remaining shares of ABI stock were to be acquired by us. Plaintiffs seek, among other things, unspecified compensatory damages. On April 30, 1999, the United States District Court for the District of New Jersey dismissed the complaints on motions of the defendants. In an opinion dated August 10, 2000, the United States Court of Appeals for the Third Circuit vacated the District Court's judgment and remanded the ABI Actions for further proceedings. On December 15, 2000, we filed a motion to dismiss those claims based on ABI purchases after April 15, 1998, and the District Court granted this motion on May 7, 2001. The plaintiffs subsequently moved for leave to file a Second Amended Complaint. The Court has not yet ruled on that motion, which has been fully briefed.

B. OTHER LITIGATION

Prior to April 15, 1999, actions and other proceedings making substantially similar allegations to the allegations in the Securities Action were filed by various plaintiffs on their own behalf. Set forth below are summaries of certain of these matters.

DEUTCH V. SILVERMAN, ET AL., No. 98-1998 (WHW) (the "Deutch Action"), is a shareholder derivative action, purportedly filed on behalf of, and for the benefit of the Company. The Deutch Action was commenced on April 27, 1998 in the District of New Jersey against certain of the Company's current and former directors and officers; and, as a nominal defendant, the Company. The complaint in the Deutch Action alleges that individual officers and directors of the Company breached their fiduciary duties by selling shares of the Company's stock while in possession of non-public material information concerning the accounting irregularities, and by, among other things, causing and/or allowing the Company to make a series of false and misleading statements regarding the Company's financial condition, earnings and growth; entering into an agreement to acquire ABI and later paying $400 million to ABI in connection with termination of that agreement; re-pricing certain stock options previously granted to certain Company executives; and entering into certain severance and other agreements with Walter Forbes, the Company's former Chairman, under which Mr. Forbes received approximately $51 million from the Company pursuant to an employment agreement we had entered into with him in connection with the merger of HFS and CUC. Damages are sought on behalf of Cendant in unspecified amounts.

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

C. LITIGATION SETTLEMENTS.

SETTLEMENT OF COMMON STOCK CLASS ACTION LITIGATION

On December 7, 1999, the Company announced that it reached an agreement in principle to settle the Securities Action pending against the Company in the United States District Court for the District of New Jersey. In a settlement agreement executed March 17, 2000, the Company agreed to pay the class members approximately $2.85 billion in cash. On August 15, 2000, the District Court approved the settlement and the plan of allocation of the settlement proceeds and awarded fees and expenses to counsel for the Class. Certain parties who objected to the settlement, the plan of allocation or the award of attorneys' fees and expenses appealed the District Court's orders to the United States Court of Appeals for the Third Circuit. In August 2001, the Third Circuit affirmed the District Court's order approving the settlement and plan of allocation. On January 2, 2002, one party who had objected to the plan of allocation before the District Court and unsuccessfully appealed the District Court's approval of the plan of allocation filed a petition for a writ of certiorari in the United States Supreme Court seeking review of the Third Circuit's decision affirming the approval of the plan of allocation. The Supreme Court denied the petition in an order dated March 18, 2002.

As of December 31, 2001, we have made payments totaling $1.41 billion to a fund established for the benefit of the plaintiffs in this lawsuit. We intend to continue making quarterly payments of $250 million to such fund. We will be required to fund the remaining balance by mid-July 2002. We anticipate funding such amount from a combination of available cash, operating cash flow and, if necessary, revolving credit facility borrowings.

PARTIAL SETTLEMENT OF PRIDES CLASS ACTION LITIGATION

On March 17, 1999, we entered into an agreement to settle the claims of those Class members in the PRIDES Action who purchased their securities on or prior to April 15, 1998 ("eligible persons"). The settlement did not resolve claims based upon purchases of PRIDES after April 16, 1998. Under the settlement, each eligible person was entitled to receive a new security--a Right--for each PRIDES held on April 15, 1998. On June 15, 1999, the United States District Court for the District of New Jersey approved the settlement.

In April 2000, The Chase Manhattan Bank ("Chase"), acting as custodian of three mutual funds that sought a total of 2,020,000 Rights, filed a motion seeking relief from an order of the District Court that rejected the claims filed by Chase on behalf of the mutual funds. On June 7, 2000, the District Court denied Chase's motion, but on December 1, 2000 the Third Circuit vacated that order and remanded the case to the District Court for further proceedings. In
August 2001, the District Court issued a decision that again rejected Chase's claims. Chase has appealed again to the Third Circuit. As the Rights expired on February 14, 2001, if Chase's claim is successful it will be satisfied with our CD Common Stock.

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

In connection with the settlement, we recorded a charge of approximately $351 million ($228 million, after tax) in the fourth quarter of 1998. Such charge was reduced by $14 million ($9 million, after tax) and $41 million ($26 million, after tax) during 2001 and 2000, respectively, resulting from adjustments to the original estimate of the number of rights to be issued.

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

OTHER SETTLEMENTS

On March 6, 2002, we entered into an agreement to settle the claims under a pending arbitration proceeding filed on December 17, 1998, by Janice G. and Robert M. Davidson, former majority shareholders of a California-based computer software firm acquired by the Company in a July 1996 stock merger (the "Davidson Merger"). The Davidsons' Demand for Arbitration asserted claims against Cendant based upon allegations that the value of the Company securities they acquired in the Davidson Merger and through a May 1997 settlement agreement settling all disputes arising out of the Davidson Merger was artificially inflated due to the accounting irregularities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE ON COMMON STOCK

Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CD". At March 15, 2002 the number of stockholders of record was approximately 10,093. The following table sets forth the quarterly high and low sales prices per share of CD common stock as reported by the NYSE for 2001 and 2000.

2001                                                            HIGH       LOW
----                                                          --------   --------
First Quarter                                                 $14.760    $ 9.625
Second Quarter                                                 20.370     13.890
Third Quarter                                                  21.530     11.030
Fourth Quarter                                                 19.810     12.040

2000                                                            HIGH       LOW
----                                                          --------   --------
First Quarter                                                 $ 24.313   $ 16.188
Second Quarter                                                  18.750     12.156
Third Quarter                                                   14.875     10.626
Fourth Quarter                                                  12.563      8.500

On March 15, 2002, the last sale price of our CD common stock on the NYSE was $18.86 per share.

DIVIDEND POLICY

We expect to retain our earnings for the development and expansion of our businesses and the repayment of indebtedness and do not anticipate paying dividends on common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                              AT OR FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                     ---------------------------------------------------------------------------
                                              2001                      2000                      1999
                                     -----------------------   -----------------------   -----------------------
                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS
Net revenues                         $                 8,950   $                 4,659   $                 6,076
                                     =======================   =======================   =======================
Income (loss) from continuing
 operations                          $                   423   $                   660   $                  (229)
Income (loss) from discontinued
 operations, net of tax                                   --                        --                       174
Extraordinary (loss) gain, net of
 tax                                                      --                        (2)                       --
Cumulative effect of accounting
 changes, net of tax                                     (38)                      (56)                       --
                                     -----------------------   -----------------------   -----------------------
Net income (loss)                    $                   385   $                   602   $                   (55)
                                     =======================   =======================   =======================
PER SHARE DATA
CD COMMON STOCK
Income (loss) from continuing
 operations:
  Basic                              $                  0.47   $                  0.92   $                 (0.30)
  Diluted                                               0.45                      0.89                     (0.30)
Cumulative effect of accounting
 changes:
  Basic                              $                 (0.05)  $                 (0.08)  $                    --
  Diluted                                              (0.04)                    (0.08)                       --
Net income (loss):
  Basic                              $                  0.42   $                  0.84   $                 (0.07)
  Diluted                                               0.41                      0.81                     (0.07)

FINANCIAL POSITION
Total assets                         $                33,452   $                15,072   $                15,149
Total long-term debt, excluding
 Upper DECS                                            6,132                     1,948                     2,845
Upper DECS                                               863                        --                        --
Assets under management and
 mortgage
 programs                                             11,950                     2,861                     2,726
Debt under management and mortgage
 programs                                              9,844                     2,040                     2,314
Mandatorily redeemable preferred
 interest in a subsidiary                                375                       375                        --
Mandatorily redeemable preferred
 securities issued by subsidiary
 holding solely senior debentures
 issued by the Company                                    --                     1,683                     1,478
Stockholders' equity                                   7,068                     2,774                     2,206

                                                 AT OR FOR THE YEAR ENDED
                                                       DECEMBER 31,
                                     -------------------------------------------------
                                              1998                      1997
                                     -----------------------   -----------------------
                                           (IN MILLIONS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS
Net revenues                         $                 6,585   $                 5,429
                                     =======================   =======================
Income (loss) from continuing
 operations                          $                   160   $                    66
Income (loss) from discontinued
 operations, net of tax                                  380                       (26)
Extraordinary (loss) gain, net of
 tax                                                      --                        26
Cumulative effect of accounting
 changes, net of tax                                      --                      (283)
                                     -----------------------   -----------------------
Net income (loss)                    $                   540   $                  (217)
                                     =======================   =======================
PER SHARE DATA
CD COMMON STOCK
Income (loss) from continuing
 operations:
  Basic                              $                  0.19   $                  0.08
  Diluted                                               0.18                      0.08
Cumulative effect of accounting
 changes:
  Basic                              $                    --   $                 (0.35)
  Diluted                                                 --                     (0.35)
Net income (loss):
  Basic                              $                  0.64   $                 (0.27)
  Diluted                                               0.61                     (0.27)
FINANCIAL POSITION
Total assets                         $                20,217   $                14,073
Total long-term debt, excluding
 Upper DECS                                            3,363                     1,246
Upper DECS                                                --                        --
Assets under management and
 mortgage
 programs                                              7,512                     6,444
Debt under management and mortgage
 programs                                              6,897                     5,603
Mandatorily redeemable preferred
 interest in a subsidiary                                 --                        --
Mandatorily redeemable preferred
 securities issued by subsidiary
 holding solely senior debentures
 issued by the Company                                 1,472                        --
Stockholders' equity                                   4,836                     3,921

------------------------------

See Notes 4 and 7 to the Consolidated Financial Statements for a detailed discussion of net gains (losses) on dispositions of businesses and impairment of investments and other charges recorded for the years ended December 31, 2001, 2000 and 1999.

During 1998, we recorded restructuring and other unusual charges of $838 million ($545 million, after tax or $0.62 per diluted share) primarily associated with the termination of a proposed acquisition and the PRIDES litigation settlement.

During 1997, we recorded restructuring and other unusual charges of $704 million ($505 million, after tax or $0.58 per diluted share) primarily associated with the merger of HFS Incorporated and CUC International Inc. and the merger with PHH Corporation in April 1997.

Income (loss) from discontinued operations, net of tax includes the after tax results of discontinued operations and the gain on disposal of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES THERETO INCLUDED ELSEWHERE HEREIN. UNLESS OTHERWISE NOTED, ALL DOLLAR AMOUNTS ARE IN MILLIONS AND THOSE RELATING TO OUR RESULTS OF OPERATIONS ARE PRESENTED BEFORE TAXES.

We are one of the foremost providers of travel and real estate services in the world. Our businesses provide a wide range of consumer and business services and are intended to complement one another and create cross-marketing opportunities both within and among our following five business segments. Our Real Estate Services segment franchises our three real estate brands, provides home buyers with mortgages and facilitates employee relocations; our Hospitality segment franchises our nine lodging brands, facilitates the sale and exchange of vacation ownership intervals and markets vacation rental properties in Europe; our Vehicle Services segment operates and franchises the Avis car rental brand, provides fleet management and fuel card services and operates car parking facilities in the United Kingdom; our Travel Distribution segment provides global distribution, computer reservation and travel agency services and our Financial Services segment provides enhancement products, insurance-based products and loyalty solutions, franchises tax preparation services and provides a variety of membership programs.

We seek organic growth augmented by the acquisition and integration of complementary businesses and routinely review and evaluate our portfolio of existing businesses to determine if they continue to meet our current objectives. As a result, we are currently engaged in a number of preliminary discussions concerning possible acquisitions, divestitures, joint ventures and related corporate transactions. We intend to continually explore and conduct discussions with regard to such transactions.

On April 1, 2002, we announced that we had entered into agreements to acquire all of the outstanding common stock of Trendwest Resorts, Inc. through a tax-free exchange of our CD common stock. Trendwest markets, sells and finances vacation ownership interests. As part of the planned acquisition, we will assume approximately $74 million of Trendwest net debt, which we intend to repay. The number of shares of CD common stock to be paid to Trendwest stockholders will fluctuate between 55.4 million and 48.3 million shares, within a collar of $16.15 to $18.50 per share of CD common stock. The first step of the transaction, the purchase of more than 90% of the outstanding shares from certain Trendwest stockholders, is expected to close in May 2002, subject to customary regulatory approvals and the satisfaction of closing conditions. The purchase of the remaining 10% of the outstanding Trendwest shares will close upon the effectiveness of a registration statement relating to the issuance of CD common stock to such Trendwest stockholders.

On March 1, 2002, we entered into a venture with Marriott International, Inc. whereby we contributed our Days Inn trademark and an amended license agreement relating to such trademark and Marriott contributed the Ramada trademark and the master license agreement relating to such trademark. We received a 50.0001% interest in the venture and Marriott received 49.9999% interest in the venture. Pursuant to the terms of the venture, we will share income from the venture with Marriott on a substantially equal basis. We currently expect the venture to redeem Marriott's interest for approximately $200 million, the projected fair market value, in March 2004. We expect to loan the venture such amount in March 2004 to enable the venture to meet its obligations to Marriott. Upon redemption, we will own 100% of the venture. Under the terms of the venture agreement, we control the venture and, therefore, will consolidate the venture into our results of operations, financial position and cash flows beginning on March 1, 2002. The venture has no third party liabilities.

During 2001, we acquired several businesses, which substantially contributed to our revenue growth and overall improvement in the cash flows we generate from operations. Avis Group Holdings, Inc., one of the world's leading service and information providers for comprehensive automotive transportation and vehicle management solutions, was acquired on March 1, 2001 for approximately
$994 million and Fairfield Resorts, Inc. (formerly, Fairfield
Communities, Inc.), one of the largest vacation ownership companies in the United States, was acquired on April 2, 2001 for approximately $760 million. In addition, on October 1, 2001 and October 5, 2001, we acquired Galileo International, Inc., a leading provider of electronic global distribution services for the travel industry, for approximately $1.9 billion and Cheap Tickets, Inc., a leading seller of discount leisure travel products, for approximately $313 million, respectively.

During 2001, we also completed the sale of our real estate Internet portal, move.com, along with certain ancillary businesses to Homestore.com, Inc (see discussion in "Results of Consolidated Operations 2001 vs. 2000--Net Loss on Dispositions of Businesses and Impairment of Investments") and outsourced our individual membership and loyalty business to Trilegiant Corporation (see discussion in "Liquidity and Capital Resources").

The consolidated results of operations of the businesses we acquired have been included in our consolidated results of operations since their respective dates of acquisition and the consolidated results of operations of businesses we disposed of have only been included in our consolidated results of operations through their respective dates of disposition.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Certain of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. While we believe the estimates and assumptions used were the most appropriate, actual results could differ significantly from those estimates under different assumptions and conditions. Accordingly, we have reviewed the accounting policies of all our businesses to identify those policies where we are required to make particularly subjective and complex judgments.

The majority of our businesses operate in environments where we are paid a fee for a service performed, and therefore, the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. Following is a description of those accounting policies which we believe require subjective and complex judgments and could potentially affect reported results.

MORTGAGE SERVICING RIGHTS. A mortgage servicing right is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified servicing activities. The value of mortgage servicing rights is estimated based on expected future cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors. We estimate future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. To the extent that fair value is less than carrying value, we would consider the portfolio to have been impaired and record a related charge. During 2001, we determined that impairment had occurred due to interest rate reductions, which results in a greater level of mortgage prepayments than expected. Accordingly, we recorded net aggregate write-downs of $144 million through a valuation allowance, of which $94 million was directly related to unprecedented interest rate reductions subsequent to the September 11th terrorist attacks and $50 million was related to changes in estimates in the ordinary course of business. Further reductions in interest rates would have caused us to use different assumptions in the valuation of our mortgage servicing rights resulting in additional corresponding write-downs through a valuation allowance. We use derivatives to mitigate the prepayment risk associated with mortgage servicing rights. Such derivatives tend to increase in value as interest rates decline and conversely decline in value as interest rates increase. Additionally, as interest rates are reduced, we have historically experienced a greater level of refinancings, which partially mitigates the impact of the decline in the valuation of our mortgage servicing rights portfolio.

SECURITIZATIONS. We sell a significant portion of our residential mortgage loans, relocation receivables and timeshare receivables into securitization entities as part of our financing strategy. We retain the servicing rights and, in some instances, subordinated residual interests in the mortgage loans and relocation and timeshare receivables. The investors have no recourse to our other assets for failure of debtors to pay when due. Gains or losses relating to the assets sold are allocated between such assets and the retained interests based on their relative fair values at the date of transfer. We estimate fair value of retained interests based upon the present value of expected future cash flows. The value of the retained interests is subject to the prepayment risks, expected credit losses and interest rate risks of the transferred financial assets. The effects of any adverse changes in the fair value of our retained interests are detailed in
Note 24--Transfers and Servicing of Financial Assets to the Consolidated Financial Statements.

FINANCIAL INSTRUMENTS. We use derivative instruments as part of our overall strategy to manage and reduce the interest rate risk primarily related to our mortgage-related assets. Effective January 1, 2001, we account for our derivatives at fair value on the balance sheet in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The application of SFAS No. 133 is complex, as evidenced by amendments and significant interpretations to the original standard, which continue to evolve. Most of our derivatives and other financial instruments we use are not exchange traded. Values are determined by reference to dealer price indications, which involve significant judgments and estimates in the absence of quoted market prices. These estimates are based on valuation methodologies deemed appropriate in the circumstances, however, the use of different assumptions may have a material effect on the estimated fair value amounts recorded in the financial statements. In addition, hedge accounting requires that at the beginning of each hedge period, we justify an expectation that the relationship between the changes in fair value of derivatives designated as hedges compared to changes in the fair value of the underlying hedged items be highly effective. This effectiveness assessment involves estimation of changes in fair value resulting from changes in interest rates and corresponding changes in prepayment levels, as well as the probability of the occurrence of transactions for cash flow hedges. Use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and the underlying hedged items are recorded in earnings.

GOODWILL AND OTHER INTANGIBLE ASSETS. We have reviewed the carrying value of all our goodwill and other intangible assets in connection with the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," by comparing such amounts to their fair values. We determined that the carrying amounts of all our goodwill and other intangible assets did not exceed their respective fair values. Accordingly, the initial implementation of this standard will not impact earnings during 2002. We are required to perform this comparison at least annually, or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such event, we would then be required to record a corresponding charge, which would impact earnings.

RESULTS OF CONSOLIDATED OPERATIONS--2001 VS. 2000

Our consolidated results from continuing operations comprised the following:

                                                                2001       2000      CHANGE
                                                              --------   --------   --------
Net revenues                                                   $8,950     $4,659     $4,291
                                                               ------     ------     ------
Expenses, excluding other charges and non-vehicle interest,
  net                                                           7,247      3,286      3,961
Other charges                                                     671        111        560
Non-vehicle interest, net                                         249        148        101
                                                               ------     ------     ------
Total expenses                                                  8,167      3,545      4,622
                                                               ------     ------     ------
Net loss on dispositions of businesses and impairment of
  investments                                                      24          8         16
                                                               ------     ------     ------
Income before income taxes, minority interest and equity in
  Homestore.com                                                   759      1,106       (347)
Provision for income taxes                                        235        362       (127)
Minority interest, net of tax                                      24         84        (60)
Losses related to equity in Homestore.com, net of tax              77         --         77
                                                               ------     ------     ------
Income from continuing operations                              $  423     $  660     $ (237)
                                                               ======     ======     ======

Net revenues increased primarily as a result of the impact of acquired businesses (Avis, Fairfield, Galileo and Cheap Tickets), as well as substantial growth in mortgage refinancing activity and mortgage purchase volume. A detailed discussion of revenue trends is included in "Results of Reportable Segments--2001 vs.

2000." Total expenses also increased primarily as a result of the impact of acquired businesses, as well as other charges (discussed below) and an increase in net non-vehicle interest expense, which primarily resulted from interest expense accrued on our stockholder litigation settlement liability.

Our overall effective tax rate was 31.0% and 32.7% for 2001 and 2000, respectively. The effective rate for 2001 was lower, as the benefit from the recognition of foreign tax credits exceeded the negative impact of acquisitions. Minority interest, net of tax, decreased by $60 million due to the maturity of the Feline PRIDES in February 2001, at which time holders used the interest bearing trust preferred security to satisfy their obligation to purchase CD common stock. Additionally, we recorded after-tax charges of $77 million related to our equity ownership in Homestore, which was received in connection with the sale of move.com and certain ancillary businesses to Homestore in February 2001.

As a result of the above-mentioned items, income from continuing operations decreased $237 million, or 36%, during 2001.

OTHER CHARGES

RESTRUCTURING AND OTHER UNUSUAL CHARGES

RESTRUCTURING COSTS. During 2001 and 2000, we incurred restructuring charges of $110 million and $60 million, respectively. The 2001 charges were primarily recorded as a result of actions taken in response to the September 11th terrorist attacks, while the 2000 charges primarily related to the consolidation of business operations and rationalization of certain existing processes.

As a result of changes in business and consumer behavior following the September 11th terrorist attacks, we formally committed to various strategic initiatives during fourth quarter 2001, which were generally aimed at aligning cost structures in our underlying businesses in response to anticipated levels of volume. Accordingly, we incurred restructuring charges of $110 million, of which $21 million were non-cash, ($40 million, $30 million, $22 million, $8 million, $7 million and $3 million of charges were recorded within Hospitality, Real Estate Services, Corporate and Other, Financial Services, Vehicle Services and Travel Distribution, respectively). We anticipate that these initiatives will be completed by the end of fourth quarter 2002. The initiatives are anticipated to increase pre-tax income by approximately
$95 million to $100 million annually, commencing in first quarter 2002. The initial recognition of the charge and the corresponding utilization from inception are summarized by category as follows:

                                                       2001                                 BALANCE AT
                                                   RESTRUCTURING     CASH       OTHER      DECEMBER 31,
                                                      CHARGE       PAYMENTS   REDUCTIONS       2001
                                                   -------------   --------   ----------   ------------
Personnel related                                   $       68     $     11    $      5     $       52
Asset impairments and contract terminations                 17            3          10              4
Facility related                                            25            1          --             24
                                                    ----------     --------    --------     ----------
Total                                               $      110     $     15    $     15     $       80
                                                    ==========     ========    ========     ==========

Personnel related costs primarily include severance resulting from the rightsizing of certain businesses and corporate functions. As of December 31, 2001, we formally communicated the termination of employment to approximately 3,000 employees, representing a wide range of employee groups, and approximately 2,100 employees were terminated. We anticipate the majority of the personnel related costs will be paid during first quarter 2002. All other costs were incurred primarily in connection with facility closures and lease obligations resulting from the consolidation of our operations. Cash payments made during 2001 were funded from operations and we anticipate funding remaining cash requirements from operations.

During first quarter 2000, we incurred restructuring charges of $60 million in connection with various strategic initiatives (such liability was reduced by $4 million during 2001 as a result of a change in the original estimate of costs to be incurred). These initiatives were generally aimed at improving the overall level of organizational efficiency, consolidating and rationalizing existing processes, and reducing cost structures in our underlying businesses. The initiatives primarily affected our Hospitality and Financial

Services segments and were completed by the end of first quarter 2001. The initial recognition of the charge and the corresponding utilization from inception are summarized by category as follows:

                                2000                                 BALANCE AT                             BALANCE AT
                            RESTRUCTURING     CASH       OTHER      DECEMBER 31,     CASH       OTHER      DECEMBER 31,
                               CHARGE       PAYMENTS   REDUCTIONS       2000       PAYMENTS   REDUCTIONS       2001
                            -------------   --------   ----------   ------------   --------   ----------   ------------
Personnel related            $       25     $     18    $      1     $        6    $      4    $      2     $       --
Asset impairments and
  contract terminations              26            1          25             --          --          --             --
Facility related                      9            2           1              6           4           2             --
                             ----------     --------    --------     ----------    --------    --------     ----------
Total                        $       60     $     21    $     27     $       12    $      8    $      4     $       --
                             ==========     ========    ========     ==========    ========    ========     ==========

Personnel related costs primarily included severance resulting from the consolidation of our operations and certain corporate functions. We formally communicated the termination of employment to approximately 970 employees, representing a wide range of employee groups, all of whom were terminated by March 31, 2001. Asset impairments and contract terminations were incurred in connection with the exit of our timeshare software development business. Facility related costs consisted of facility closures and lease obligations also resulting from the consolidation of our operations. All cash payments were funded from operations.

OTHER UNUSUAL CHARGES. During 2001 and 2000, we incurred unusual charges of $273 million and $49 million, respectively. The 2001 charges primarily consisted of (i) $95 million related to the funding of an irrevocable contribution to an independent technology trust responsible for providing technology initiatives for the benefit of certain of our current and future real estate franchisees,
(ii) $85 million related to the funding of Trip Network, Inc., formerly, Travel Portal, Inc., (see discussion in "Liquidity and Capital Resources"),
(iii) $41 million related to the rationalization of the Avis fleet in response to the September 11th terrorist attacks (including the reduction in the fleet, as well as corresponding personnel reductions), (iv) $8 million related to the abandonment of certain software projects also in response to the September 11th terrorist attacks and (v) $7 million related to a contribution to the Cendant Charitable Foundation, which we established in September 2000 to serve as a vehicle for making charitable contributions to qualified organizations. The 2000 charges primarily consisted of (i) $21 million of costs to fund an irrevocable contribution to an independent technology trust responsible for completing the transition of our lodging franchisees to a common property management system,
(ii) $11 million of executive termination costs, (iii) $7 million of costs primarily related to the abandonment of certain computer system applications,
(iv) $3 million of costs related to stock option contract modifications and
(v) $3 million of costs related to the postponement of the initial public offering of Move.com common stock.

ACQUISITION AND INTEGRATION RELATED COSTS

During 2001, we incurred charges of $112 million primarily in connection with the outsourcing of our information technology operations and the integration of our existing travel agency businesses to Galileo's computerized reservations system. We outsourced our data operations, including our global distribution system, desktop support and other related services in order to provide high quality services to our customers and to support our future endeavors, while achieving significant annual cost reductions. Included in this charge are the costs of certain actions taken by management in connection with the acquisitions that did not meet the accounting criteria for capitalization.

MORTGAGE SERVICING RIGHTS IMPAIRMENT

As previously discussed, during fourth quarter 2001, we determined that an impairment of our mortgage servicing rights portfolio had occurred due to unprecedented interest rate reductions subsequent to the September 11th terrorist attacks that we deemed not to be in the ordinary course of business. Accordingly, we recorded an impairment charge of $94 million.

LITIGATION SETTLEMENT AND RELATED COSTS

During 2001 and 2000, we recorded $86 million and $2 million, respectively, of litigation settlement and related charges net of credits discussed below. The 2001 charges are comprised of $67 million related to the settlement of litigation (outside of the principal common stockholder litigation) resulting from previously discovered accounting irregularities in the former business units of CUC International, Inc. and $33 million related to investigations into those accounting irregularities. Such charges were partially offset by a credit of $14 million related to an adjustment to the PRIDES class action litigation settlement charge we recorded in 1998 (see Note 18--Mandatorily Redeemable Trust Preferred Securities Issued by Subsidiary Holding Solely Senior Debentures Issued by the Company for a detailed discussion regarding the PRIDES settlement). The 2000 charges are comprised of $23 million related to investigations into the previously discovered accounting irregularities in the former business units of CUC and $20 million related to the settlement of litigation resulting from those accounting irregularities (outside of the principal common stockholder litigation). Such charges were partially offset by a credit of $41 million also related to an adjustment to the PRIDES class action litigation settlement charge we recorded in 1998.

NET LOSS ON DISPOSITIONS OF BUSINESSES AND IMPAIRMENT OF INVESTMENTS

During 2001 and 2000, we recorded net losses of $24 million and $8 million, respectively, in connection with the dispositions of businesses and the impairment of certain investments. The 2001 losses are net of a $436 million gain originally recorded on the sale of our real estate Internet portal and certain ancillary businesses to Homestore. Ultimately, we recorded a loss of $407 million during fourth quarter 2001 as a result of a decline in the value of our investment in Homestore. At December 31, 2001, our investment in Homestore was recorded at zero and we had no future obligations relating to this investment. Additionally, during fourth quarter 2001, we recorded losses of $34 million in connection with declines in the value of our investments in certain other businesses and $19 million in connection with the dispositions of certain non-strategic businesses in 1999. The 2000 losses related to the dispositions of certain non-strategic businesses and were partially offset by the recognition of $35 million of the deferred gain that resulted from the 1999 sale of our fleet management business (see Note 4--Dispositions of Businesses and Impairment of Investments).

RESULTS OF REPORTABLE SEGMENTS--2001 VS. 2000

Our discussion of each of our segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-vehicle interest, income taxes, non-vehicle depreciation and amortization, minority interest and equity in Homestore.com, and is adjusted to exclude certain items, which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Our management believes such discussions are the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

In connection with the acquisitions of Avis and Galileo and the disposition of our real estate Internet portal, we realigned the operations and management of certain of our businesses during 2001. Accordingly, our segment reporting structure now encompasses the following five reportable segments: Real Estate Services, Hospitality, Vehicle Services, Travel Distribution and Financial Services. The periods presented herein have been reclassified to reflect this change in our segment reporting structure.

                                                            REVENUES                     ADJUSTED EBITDA
                                                 ------------------------------   ------------------------------
                                                   2001       2000     % CHANGE   2001(A)    2000(B)    % CHANGE
                                                 --------   --------   --------   --------   --------   --------
Real Estate Services(c)                           $1,859     $1,461          27%   $  939     $  752          25%
Hospitality(d)                                     1,522        918          66       513        385          33
Vehicle Services(e)                                3,659        568           *       403        306           *
Travel Distribution(f)                               437         99           *       108         10           *
Financial Services                                 1,402      1,380           2       310        373         (17)
                                                  ------     ------                ------     ------
Total Reportable Segments                          8,879      4,426                 2,273      1,826
Corporate and Other(g)                                71        233           *       (69)      (101)          *
                                                  ------     ------                ------     ------
Total Company                                     $8,950     $4,659                $2,204     $1,725
                                                  ======     ======                ======     ======

--------------------------
*   Not meaningful.
(a) Excludes charges of $192 million primarily in connection with restructuring and other initiatives undertaken as a result of the September 11th terrorist attacks ($31 million, $51 million, $58 million, $7 million, $10 million and $35 million of charges were recorded within Real Estate Services, Hospitality, Vehicle Services, Travel Distribution, Financial Services and Corporate and Other, respectively).
(b) Excludes charges of $109 million in connection with restructuring and other initiatives ($2 million, $63 million, $31 million and $13 million of charges were recorded within Real Estate Services, Hospitality, Financial Services and Corporate and Other, respectively).
(c) Adjusted EBITDA for 2001 excludes charges of $95 million related to the funding of an irrevocable contribution to an independent technology trust responsible for providing technology initiatives for the benefit of certain of our current and future franchisees and $94 million related to the impairment of our mortgage servicing rights portfolio.
(d) Adjusted EBITDA for 2001 excludes a charge of $11 million related to the impairment of certain of our investments in part due to the September 11th terrorist attacks. Adjusted EBITDA for 2000 excludes $12 million of losses related to the dispositions of businesses.
(e) Adjusted EBITDA for 2001 excludes charges of $5 million related to the acquisition and integration of Avis and $2 million related to the impairment of certain of our investments due to the September 11th terrorist attacks.
(f) Adjusted EBITDA for 2001 excludes charges of $23 million related to the acquisition and integration of Galileo and Cheap Tickets.
(g) Represents the results of operations of our non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments. Adjusted EBITDA for 2001 excludes charges of (i) $427 million primarily related to the impairment of our investment in Homestore,
    (ii) $86 million for net litigation settlement and related costs,
    (iii) $85 million related to the funding of Trip Network.,
    (iv) $80 million related to the outsourcing of our information technology operations to IBM in connection with the acquisition of Galileo,
    (v) $19 million related the dispositions of certain non-strategic businesses in 1999, (vi) $7 million related to a non-cash contribution to the Cendant Charitable Foundation and (vii) $4 million related to the acquisition and integration of Avis. Such charges were partially offset by a gain of $436 million primarily related to the sale of our real estate Internet portal, move.com. Adjusted EBITDA for 2000 excludes a gain of $35 million, which represents the recognition of a portion of our previously recorded deferred gain from the sale of our former fleet business due to the disposition of VMS Europe by Avis in August 2000. Such amounts were partially offset by $31 million of losses related to the disposition of certain non-strategic businesses and $2 million of net litigation settlement and related costs.

REAL ESTATE SERVICES

Revenues and Adjusted EBITDA increased $398 million (27%) and $187 million (25%), respectively. The increase in operating results was primarily driven by substantial growth in mortgage loan production due to increased refinancing activity and purchase volume. Higher franchise fees from our Century 21, Coldwell Banker and ERA franchise brands and increases in relocation services also contributed to the favorable operating results. Offsetting the revenue increases, operating and administrative expenses within this segment increased $208 million primarily to support the higher volume of mortgage originations and related servicing activities.

Collectively, mortgage loans sold increased $14.8 billion (70%) to $35.9 billion, generating incremental revenues of $367 million, a 117% increase. Closed mortgage loans increased $22.4 billion (101%) to $44.5 billion in 2001. Such growth consisted of a $17.6 billion increase (approximately ten-fold) in refinancings and a $4.8 billion increase (24%) in purchase mortgage closings. A significant portion of mortgage loans closed in any quarter will generate revenues in future periods as those loans closed are packaged and sold and revenue is recognized upon the sale of the loan, which is typically 45 to 60 days after closing. Beginning in January 2001, Merrill Lynch outsourced its mortgage origination and servicing operations to us, which accounted for 17% of our mortgage closings in 2001. Partially offsetting record production revenues was a $26 million (24%) decline in net loan servicing revenue. The average servicing portfolio grew $28 billion (45%) resulting from the high volume of mortgage loan originations and our outsourcing arrangement with Merrill Lynch; however, accelerated servicing amortization expenses during 2001, due primarily to refinancing activity, more than offset the increase in recurring servicing fees from the portfolio growth.

Franchise fees from our real estate franchise brands also contributed to revenue and Adjusted EBITDA growth. Royalties and other franchise fees increased
$41 million (8%), despite only modest industry-wide growth and a year-over-year industry decline in California, principally due to a 4% increase in the average price of homes sold and $16 million of other fees received in 2001, including the termination of a franchise agreement. Service-based fees from relocation activities also contributed to the increase in revenues and Adjusted EBITDA principally due to a $14 million increase in referral fees resulting from increased volume, which included the execution of new service contracts. In addition, asset-based relocation revenues decreased by $3 million, which was comprised of a $10 million revenue decline due to lower corporate and government homesale closings, partially offset by a $7 million increase in net interest income from relocation operations due to reduced debt levels in 2001.

HOSPITALITY

Revenues and Adjusted EBITDA increased $604 million (66%) and $128 million (33%), respectively. While our April 2001 acquisition of Fairfield produced the bulk of this growth, our pre-existing timeshare exchange operations also made contributions. Fairfield contributed revenues and Adjusted EBITDA of $568 million and $144 million, respectively, during 2001. In addition, the first quarter 2001 acquisition of Holiday Cottages Group Limited, the leading UK brand in holiday cottage rentals, contributed incremental revenues and Adjusted EBITDA of $34 million and $13 million, respectively, in 2001. Notwithstanding the negative impact that the September 11th terrorist attacks had on the economy's travel sector, timeshare subscription and transaction fees increased
$41 million supported by increases in both members and exchange transactions. A corresponding increase in timeshare-related staffing costs was incurred to support volume growth and meet anticipated service levels. Revenues and Adjusted EBITDA in this segment include a decline in preferred alliance fees of $8 million, principally due to the expiration of a vendor contract in 2000. Royalties and marketing fund revenues from our lodging franchise operations declined $13 million (6%) and $14 million (7%), respectively, due to a 7% decrease in revenue per available room. Lower marketing fund revenues received from franchisees were directly offset by lower expenses incurred on the marketing of our nine lodging brands. The September 11th terrorist attacks caused a decline in the occupancy levels and room rates of our franchised lodging properties in the fourth quarter of 2001. While we expect the events of September 11th to suppress the growth of this segment in the near term, we also expect that the percentage impact will continue to decline over time, absent any further negative events affecting the travel industry. Furthermore, since many of our timeshare operations and franchised lodging properties principally serve road travelers (rather than air travelers), we believe that the effects of September 11th on this segment's operations will be less severe than on the travel industry as a whole.

VEHICLE SERVICES

Revenues and Adjusted EBITDA increased $3.1 billion and $97 million, respectively, substantially due to the acquisition of Avis in March 2001. Prior to the acquisition of Avis, revenues and Adjusted EBITDA of this segment consisted principally of earnings from our 18% equity investment in Avis, franchise royalties received from Avis and the operations of our National Car Parks subsidiary. The acquisition of Avis contributed incremental revenues and Adjusted EBITDA of $3.1 billion and $112 million, respectively, in 2001. Avis' results in 2001 were negatively impacted by reduced demand at airport locations due to a general decline in commercial travel throughout the year, which was further exacerbated by the September 11th terrorist attacks. In response to the slowdown in commercial travel and in the wake of the September 11th terrorist attacks, we believe that we have rightsized our car rental operations to meet anticipated business levels, which included reductions in workforce and fleet (fleet was downsized by approximately 10%). We expect that seasonally adjusted car rental volumes will continue to increase as air travel volumes rebound. Our fleet management, fuel card management and UK parking businesses were not materially impacted by the September 11th terrorist attacks. The remaining segment results reflect the operations of our National Car Parks subsidiary, which had lower income due to a reduction in property disposals.

TRAVEL DISTRIBUTION

Prior to the acquisitions of Galileo and Cheap Tickets, revenue and Adjusted EBITDA for this segment principally comprised the operations of Cendant Travel, our travel agent subsidiary. Galileo and Cheap Tickets contributed revenues and Adjusted EBITDA of $345 million and $101 million, respectively. The
September 11th terrorist attacks caused a decline in demand for travel-related services and, accordingly, reduced the booking volumes for Galileo and our travel agency businesses below fourth quarter 2000 levels. Galileo worldwide booking volume for air travel declined 19% in fourth quarter 2001 compared with fourth quarter 2000 and other travel-related bookings (car, hotel, etc.) were down 23% for the comparable periods. Upon completing the acquisitions of Galileo and Cheap Tickets, in response to the existing economic conditions, we not only moved aggressively to integrate these businesses and achieve expected synergies, but we also re-examined their cost structures and streamlined their operations through workforce reductions and other means to meet expected business volumes. Absent any further shock to the travel industry, we expect travel volumes to continue to improve over time.

FINANCIAL SERVICES

Revenues increased $22 million (2%) while Adjusted EBITDA decreased $63 million (17%). While the royalties we will receive from Trilegiant will benefit segment results in future periods, the outsourcing of our individual membership business to Trilegiant caused a decrease in Adjusted EBITDA during 2001, largely due to $41 million of transaction-related expenses and $66 million of marketing spending by Trilegiant, which we were contractually required to fund and, as such, expensed (see discussion in "Liquidity and Capital Resources--Trilegiant Corporation"). Excluding these items, Adjusted EBITDA increased $44 million (12%). Membership volumes and revenues declined; however, commissions increased due to higher commission rates. Conversely, the cost savings from servicing fewer members, as well as Trilegiant's absorption of its share of fixed overhead expenses subsequent to the outsourcing, more than offset the lower membership revenues and higher commissions. In addition, we acquired Netmarket, an online membership business, during fourth quarter 2000, which was immediately integrated into our existing membership business. Netmarket contributed incremental revenues of $53 million in 2001. Jackson Hewitt, our tax preparation franchise business, contributed incremental revenues of $18 million, principally comprised of higher royalties due to a 22% increase in tax return volume, with relatively no corresponding increases in expenses due to the significant operating leverage within our franchise operations. Revenues and Adjusted EBITDA in 2000 included $8 million of fees recognized from the sale of certain referral agreements.

CORPORATE AND OTHER

Revenues decreased $162 million while Adjusted EBITDA increased $32 million. Our real estate Internet portal and certain ancillary businesses, which were sold to Homestore in February 2001, collectively accounted for a decline in revenues of $87 million and an improvement to Adjusted EBITDA of $82 million because we were investing in the development and marketing of the portal during 2000. Revenues and Adjusted EBITDA were negatively impacted by $36 million less income from financial investments. In addition, revenues recognized from providing electronic reservation processing services to Avis ceased coincident with our acquisition of Avis, contributing to a reduction in revenues of $43 million with no Adjusted EBITDA impact since Avis had been billed for such services at cost. In December 2001, we entered into a ten-year, information technology services relationship with IBM whereby IBM will manage all of our data center operations. Adjusted EBITDA in 2001 benefited from the absence of $13 million of costs incurred in 2000 to pursue Internet initiatives and also reflects increased unallocated corporate overhead costs principally due to infrastructure expansion to support company growth.

RESULTS OF CONSOLIDATED OPERATIONS--2000 VS. 1999

Our consolidated results from continuing operations comprised the following:

                                                                2000       1999      CHANGE
                                                              --------   --------   --------
Net revenues                                                   $4,659     $6,076    $(1,417)
                                                               ------     ------    -------
Expenses, excluding other charges and non-vehicle interest,
  net                                                           3,286      4,528     (1,242)
Other charges                                                     111      3,032     (2,921)
Non-vehicle interest, net                                         148        199        (51)
                                                               ------     ------    -------
Total expenses                                                  3,545      7,759     (4,214)
                                                               ------     ------    -------
Net loss (gain) on dispositions of businesses and impairment
  of investments                                                    8     (1,109)     1,117
                                                               ------     ------    -------
Income (loss) before income taxes and minority interest         1,106       (574)     1,680
Provision (benefit) for income taxes                              362       (406)       768
Minority interest, net of tax                                      84         61         23
                                                               ------     ------    -------
Income (loss) from continuing operations                       $  660     $ (229)   $   889
                                                               ======     ======    =======

Net revenues decreased primarily as a result of the impact of businesses we disposed of during 1999 (primarily our former fleet management and entertainment publications businesses), as well as growth attributable to higher relocation service-based fees, increased mortgage production and loan servicing revenues and greater royalty fees generated from our real estate franchised brands. A detailed discussion of revenue trends is included in "Results of Reportable Segments--2000 vs. 1999." Total expenses decreased primarily due to other charges (discussed below), as well as the impact of businesses we disposed of during 1999 and a decrease in net non-vehicle interest expense primarily resulting from a decrease in our average debt balance outstanding, which was partially offset by interest expense accrued on our stockholder litigation settlement liability during 2000.

Our provision for income taxes was $362 million in 2000, or an effective tax rate of 32.7%, compared to a benefit of $406 million in 1999, or an effective tax rate of 70.7%. The effective tax rate variance represents the impact of the disposition of our fleet businesses in 1999, which was accounted for as a tax-free merger.

As a result of the above-mentioned items, income from continuing operations increased $889 million.

OTHER CHARGES

RESTRUCTURING AND OTHER UNUSUAL CHARGES

RESTRUCTURING COSTS. During 2000, we incurred restructuring charges of $60 million. A detailed discussion of such charges is included in "Results of Consolidated Operations--2001 vs. 2000."

OTHER UNUSUAL CHARGES. During 2000 and 1999, we incurred unusual charges of $49 million and $117 million, respectively. A detailed discussion of the 2000 unusual charges is included in "Results of Consolidated Operations--2001 vs. 2000." The 1999 charge primarily consisted of (i) $85 million incurred in connection with the creation of Netmarket Group, Inc., a then-independent company that was created to pursue the development and expansion of interactive businesses, (ii) $23 million primarily related to an irrevocable contribution to an independent technology trust responsible for completing the transition of our lodging franchisees to a common property management system and
(iii) $7 million primarily related to the termination of a proposed acquisition.

LITIGATION SETTLEMENT AND RELATED COSTS

During 2000 and 1999, we recorded net charges of $2 million and $2.9 billion, respectively, for litigation settlement and related costs. A detailed discussion of the 2000 charge is included in "Results of Consolidated Operations--2001 vs. 2000." The 1999 charge primarily represented the settlement of our principal common stockholder class action lawsuit, as well as $21 million of charges related to investigations into previously discovered accounting irregularities in the former business units of CUC.

NET GAIN (LOSS) ON DISPOSITIONS OF BUSINESSES

During 2000 and 1999, we recorded a net loss of $8 million and a gain of $1.1 billion, respectively, related to the dispositions of businesses. A detailed discussion of the 2000 net loss is included in "Results of Consolidated Operations--2001 vs. 2000." The 1999 gain was recognized primarily in connection with the disposal of our fleet and entertainment publications businesses.

RESULTS OF REPORTABLE SEGMENTS--2000 VS. 1999

                                                          REVENUES                     ADJUSTED EBITDA
                                               ------------------------------   ------------------------------
                                                 2000       1999     % CHANGE   2000(A)      1999     % CHANGE
                                               --------   --------   --------   --------   --------   --------
Real Estate Services                            $1,461     $1,383           6%   $  752     $  727           3%
Hospitality(b)                                     918        920          --       385        420          (8)
Vehicle Services                                   568      1,430           *       306        364           *
Travel Distribution                                 99         91           9        10          7          43
Financial Services(c)                            1,380      1,518          (9)      373        305          22
                                                ------     ------                ------     ------
Total Reportable Segments                        4,426      5,342                 1,826      1,823
Corporate and Other(d)                             233        734           *      (101)        96           *
                                                ------     ------                ------     ------
Total Company                                   $4,659     $6,076                $1,725     $1,919
                                                ======     ======                ======     ======

------------------------------

(*)  Not meaningful

(a) Excludes a charge of $109 million in connection with restructuring and other initiatives ($2 million, $63 million, $31 million and $13 million of charges were recorded within Real Estate Services, Hospitality, Financial Services and Corporate and Other, respectively).
(b) Adjusted EBITDA for 2000 excludes $12 million of losses related to the dispositions of businesses. Adjusted EBITDA for 1999 excludes a charge of
    $23 million related to the funding of an irrevocable contribution to an independent technology trust responsible for providing technology initiatives for the benefit of certain of our current and future franchisees.
(c) Adjusted EBITDA for 1999 excludes $131 million of gains related to the dispositions of businesses and a charge of $85 million associated with the creation of Netmarket.
(d) Represents the results of operations of our non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments. Adjusted EBITDA for 2000 excludes a gain of $35 million, which represents the recognition of a portion of our previously recorded deferred gain from the sale of our former fleet business due to the disposition of VMS Europe by Avis in August 2000. Such amounts were partially offset by $31 million of losses related to the disposition of certain non-strategic businesses and $2 million of net litigation settlement and related costs. Adjusted EBITDA for 1999 excludes charges of (i) $2,915 million primarily related to the settlement of the principal common stockholder class action lawsuit and (ii) $7 million related to the termination of a proposed acquisition. Such charges were partially offset by a net gain of $978 million related to the dispositions of businesses.

REAL ESTATE SERVICES

Revenues and Adjusted EBITDA increased $78 million (6%) and $25 million (3%), respectively. The increase in operating results was principally due to increased royalties from our real estate franchise brands and growth in service-based fees generated from client relocations. Royalty fees for the CENTURY
21-Registered Trademark-, Coldwell Banker-Registered Trademark-, and ERA-Registered Trademark- franchise brands collectively increased $31 million (7%) resulting from an 11% increase in the average price of homes sold (net of a 3% reduction in the volume of homes sold). Increases in royalties and franchise fees are recognized with minimal corresponding increases in expenses due to the significant operating leverage within our franchise operations. Service-based fees from relocation related operations also significantly contributed to the increase in revenues and Adjusted EBITDA. Service-based relocation fees increased $33 million and are reflective of increased penetration into both destination and departure markets and expanded services provided to our clients.

Revenues from mortgage loans closed increased $16 million as the impact of favorable production margins exceeded the effect of a reduction in mortgage loan closings. The average production fee increased 25 basis points (21%) due to a reduction in the direct costs per loan. Mortgage loan closings declined
$3.4 billion (13%) to $22.1 billion, consisting of $20.2 billion in purchase mortgages and $1.9 billion in refinancing mortgages. The decline in loan closings was primarily the result of a $4.2 billion reduction in mortgage refinancings due to the continued high volume of industry-wide refinancing activity in 1999. Lower loan origination volume during the first half of 2000 contributed to a reduction in the Adjusted EBITDA margin in 2000. Purchase mortgage closings in our retail lending business (where we interact directly with the consumer) increased $1.0 billion to $16.6 billion. Retail mortgage lending has been our primary focus and accounted for more than 80% of loan volume in 2000.

Loan servicing revenues in 1999 included an $8 million gain on the sale of servicing rights. Excluding such gain, recurring loan servicing revenue increased $19 million (20%). The increase in loan servicing revenue was principally attributable to a corresponding increase in the average servicing portfolio, which grew approximately $14.3 billion (31%).

The aforementioned increases in our core business operations were partially offset by a reduction of $10 million in gains recognized from the sale of portions of our preferred stock investments in NRT Incorporated, a $7 million gain recognized in 1999 on the sale of a minority interest in an insurance subsidiary, an $8 million gain on the sale of mortgage servicing rights and a $9 million increase in corporate overhead allocations due to a refinement of allocation methods used in 2000. Excluding the aforementioned gains on asset sales and increase in corporate overhead allocations, revenues and Adjusted EBITDA increased $103 million (8%) and $59 million (8%), respectively, and the Adjusted EBITDA margin remained constant at 52%.

HOSPITALITY

Revenues remained relatively constant while Adjusted EBITDA decreased
$35 million, or 8%. However, the primary drivers impacting our franchise and timeshare operations reflected growth. Royalties from our lodging business increased $8 million (4%) principally due to a 3% increase in available rooms. Timeshare exchange revenues grew $12 million (6%) primarily due to a 6% growth in memberships and a 6% increase in the average exchange fee. Timeshare subscription revenues remained constant, despite the membership growth, due to the impact of the January 1, 2000 implementation of Staff Accounting Bulletin No. 101, which modified and extended the timing of revenue recognition for subscriptions and certain other fees. Accounting under SAB No. 101 resulted in non-cash reductions in timeshare subscription revenues and preferred alliance revenues of $11 million and $6 million, respectively. Also during 2000, Adjusted EBITDA declined in part due to $24 million of incremental overhead allocations due to a refinement of allocation methods used in 2000. During 1999, revenues and Adjusted EBITDA benefited by $11 million from the execution of a bulk timeshare exchange transaction and also by $6 million from the generation of a master license agreement and joint venture.

VEHICLE SERVICES

Prior to the acquisition of Avis on March 1, 2001, revenues and Adjusted EBITDA of this segment consisted principally of earnings from our equity investment in Avis, royalties received from Avis and the results of operations of our National Car Parks subsidiary. Revenues and Adjusted EBITDA decreased $862 million and $58 million, respectively. Such decreases are significantly due to the disposition of our fleet businesses in June 1999 which contributed revenues and Adjusted EBITDA of $881 million and $81 million, respectively, to our 1999 operating results, prior to its disposition. Excluding the impact of fleet operations in 1999, revenues and Adjusted EBITDA increased $19 million (3%) and $23 million (8%), respectively. National Car Parks, our subsidiary in the United Kingdom that provides car parking services, contributed a $16 million increase in revenues principally due to increased occupancy of owned and leased car parking spaces and increased income from property disposals. The existing infrastructure of our car parks business absorbed the volume increase with no corresponding increases in expenses. Franchise royalties increased $4 million (3%) primarily due to a 4% increase in the volume of car rental transactions at Avis. Additionally, an increase in revenues and Adjusted EBITDA of $10 million, due to incremental dividend income recognized on our preferred stock investment in Avis, was offset by $11 million of gains recognized in 1999 on the sale of a portion of our common equity interest in Avis.

TRAVEL DISTRIBUTION

Revenues and Adjusted EBITDA increased $8 million (9%) and $3 million (43%), respectively. Prior to the acquisitions of Galileo and Cheap Tickets in October 2001, revenues and Adjusted EBITDA of this segment consisted of our travel services business.

FINANCIAL SERVICES

Revenues decreased $138 million (9%), while Adjusted EBITDA increased
$68 million (22%). During 1999, we disposed of four individual membership businesses. Excluding the operating results of these businesses, revenues and Adjusted EBITDA increased $36 million (3%) and $52 million (16%), respectively. During 2000, our membership solicitation strategy was to focus on profitability by targeting our marketing efforts and reducing expenses incurred to reach potential new members. Accordingly, a favorable mix of products and programs with marketing partners in 2000 positively impacted revenues and Adjusted EBITDA. Additionally, we acquired and integrated Netmarket Group, an online membership business, in the fourth quarter of 2000, which contributed
$12 million to revenues but also decreased Adjusted EBITDA by $7 million. Such increases were partially offset by a decrease in membership expirations during 2000 (revenue is generally recognized upon expiration of the membership), which was partially mitigated by a reduction in operating and marketing expenses, including commissions, which directly related to servicing fewer members.

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

CORPORATE AND OTHER

Revenues and Adjusted EBITDA decreased $501 million and $197 million, respectively. Revenues decreased primarily as a result of the 1999 dispositions of several businesses, the operating results of which were included through their respective disposition dates in 1999. The absence of such divested businesses from 2000 operations resulted in a reduction in revenues and Adjusted EBITDA of $502 million and $78 million, respectively. Excluding the impact of divested businesses on 1999 operating results, revenues remained constant while Adjusted EBITDA decreased $119 million in 2000. Our real estate Internet portal, move.com, which was sold during first quarter 2001, contributed incremental revenues of $41 million, with a reduction in Adjusted EBITDA of $72 million. The increase in revenues principally reflects an increase in sponsorship revenues resulting from the launch of the move.com(SM) portal. The decline in Adjusted EBITDA primarily reflects our increased investment in marketing and development of the move.com network. Additionally, revenues and Adjusted EBITDA in 2000 were negatively impacted by $30 million less income recognized from financial investments and $19 million of costs incurred to pursue Internet initiatives.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Within our car rental, vehicle management, relocation, mortgage services and timeshare development businesses, we purchase assets or finance the purchase of assets on behalf of our clients. Assets generated in this process are classified as assets under management and mortgage programs. We seek to offset the interest rate exposures inherent in these assets by matching them with financial liabilities that have similar term and interest rate characteristics. As a result, we minimize the interest rate risk associated with managing these assets and create greater certainty around the financial income that they produce. Fees generated from our clients are used, in part, to repay the interest and principal associated with the financial liabilities. Funding for our assets under management and mortgage programs is also provided by both unsecured borrowings and secured financing arrangements, which are classified as liabilities under management and mortgage programs, as well as securitization facilities with special purpose entities. Cash inflows and outflows relating to the generation or acquisition of assets and the principal debt repayment or financing of such assets are classified as activities of our management and mortgage programs.

FINANCIAL CONDITION

                                                                2001       2000      CHANGE
                                                              --------   --------   --------
Total assets exclusive of assets under management and
  mortgage programs                                           $21,502    $12,211     $9,291
Assets under management and mortgage programs                  11,950      2,861      9,089
Total liabilities exclusive of liabilities under management
  and mortgage programs                                        15,115      7,724      7,391
Liabilities under management and mortgage programs             10,894      2,516      8,378
Mandatorily redeemable preferred securities                       375      2,058     (1,683)
Stockholders' equity                                            7,068      2,774      4,294

Total assets exclusive of assets under management and mortgage programs increased primarily due to an increase in goodwill resulting from the acquisitions of Avis and Galileo, various other increases in assets also due to the impact of acquired businesses and cash proceeds received from debt and equity issuances during 2001 (including the Upper DECS). Assets under management and mortgage programs increased primarily due to vehicles acquired in the acquisition of Avis, as well as vehicles acquired during 2001 for use in our car rental and fleet management operations.

Total liabilities exclusive of liabilities under management and mortgage programs increased primarily due to $4.8 billion of debt issued during 2001 (including the Upper DECS), approximately $600 million of debt assumed in the acquisition of Avis and various other increases in liabilities due to the impact of acquired businesses. Liabilities under management and mortgage programs increased primarily due to $5.1 billion of debt assumed in the acquisition of Avis and $2.2 billion of debt issued during 2001, as well as $750 million of borrowings in 2001 under a revolving credit facility.

Mandatorily redeemable securities decreased due to the settlement of the purchase contracts underlying the FELINE PRIDES during 2001, whereby we issued 61 million shares of CD common stock in satisfaction of our obligation under the forward purchase contracts and received, in exchange, the trust preferred securities forming a part of the PRIDES.

Stockholders' equity increased primarily due to the issuance of approximately 117 million shares of CD common stock valued at $12.72 per share to fund a portion of the purchase price of Galileo, the above-mentioned issuance of approximately 61 million shares of CD common stock, the issuance during first quarter 2001 of 46 million shares of CD common stock at $13.20 per share for aggregate proceeds of approximately $607 million and net income of $385 million generated during 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand, our ability to generate cash through operations and financing activities, as well as available credit and securitization facilities. At December 31, 2001, we had approximately
$2.0 billion of cash on hand, an increase of approximately $1.0 billion from $944 million at December 31, 2000. The following table summarizes such increase:

                                                                2001       2000      CHANGE
                                                              --------   --------   --------
Net cash provided by (used in):
  Operating activities                                        $ 2,784    $ 1,417    $ 1,367
  Investing activities                                         (6,398)    (1,172)    (5,226)
  Financing activities                                          4,643       (483)     5,126
Effects of exchange rate changes on cash and cash
  equivalents                                                      (2)        18        (20)
                                                              -------    -------    -------
Net change in cash and cash equivalents                       $ 1,027    $  (220)   $ 1,247
                                                              =======    =======    =======

Net cash provided by operating activities increased primarily due to cash generated by acquired operations, as well as growth in our mortgage business. We used more cash in 2001 for investing activities primarily to fund the acquisitions of Avis, Fairfield, Galileo and Cheap Tickets and a portion of our stockholder litigation settlement liability. Additionally, we used $1.6 billion of cash during 2001 to acquire vehicles used in our car rental and fleet management programs. We also generated cash from financing activities during 2001 as compared to using cash in financing activities during 2000 primarily due to proceeds received from debt and equity issuances, the issuance of the Upper DECS and borrowings under our revolving credit facilities. Capital expenditures during 2001 amounted to $349 million and were utilized to support operational growth, enhance marketing opportunities and develop operating efficiencies through technological improvements. We anticipate capital expenditure investments during 2002 of approximately $375 million. Such amount represents an increase from 2001 primarily due to capital expenditures related to businesses we acquired during 2001. During February 2002, we used $390 million of available cash to redeem all our outstanding 3% convertible notes. During first quarter 2002, we used $36 million of available cash to repurchase approximately
2.0 million shares of our CD common stock. We anticipate using cash on hand and operating cash flow generated in 2002 to continue repurchasing our CD common stock in order to offset the impact of employee stock option exercises. We currently have approximately $226 million of remaining availability under our board-authorized CD common stock repurchase program. We also anticipate using cash on hand, operating cash flow generated in 2002 and, if necessary, revolving credit facility borrowings to fund the remainder of our stockholder litigation settlement liability during 2002. Our net funding obligation for the stockholder litigation settlement liability was $1.44 billion at December 31, 2001. We intend to make quarterly payments of $250 million to this trust until mid-July 2002, at which time we will fund the remaining obligation.

At December 31, 2001, we had $2.8 billion of available credit facilities (including availability of $1.7 billion at the corporate level and $1.1 billion at our PHH subsidiary). The credit facilities at the corporate level comprise a $1.75 billion revolving credit facility maturing in August 2003 and a $1.15 billion revolving credit facility maturing in February 2004. Borrowings under the $1.75 billion facility bear interest at LIBOR plus a margin of 60 basis points. In addition, we are required to pay a per annum facility fee of 15 basis points under this facility and a per annum utilization fee of 12.5 basis points if usage under the facility exceeds 33% of aggregate commitments. In the event that the credit ratings assigned to us by nationally recognized debt rating agencies are downgraded to a level below our ratings as of December 31, 2001 but still above investment grade, the interest rate and facility fees on our $1.75 billion facility are subject to incremental upward adjustments of 10 and 2.5 basis points, respectively. In the event that such credit ratings are downgraded below investment grade, the interest rate and facility fees are subject to further upward adjustments of 47.5 and 15 basis points, respectively. This facility also contains the committed capacity to issue up to $1.75 billion in letters of credit. As of December 31, 2001, letters of credit of $1.1 billion were outstanding under this facility, of which $865 million were used as collateral for our stockholder litigation settlement liability. Under the terms of this facility, in August 2002, the revolving line will be reduced by $500 million to $1.25 billion. The $1.15 billion facility contains the committed capacity to issue up to $300 million in letters of credit, of which $82 million were outstanding as of December 31, 2001. Borrowings under this facility bear interest at LIBOR plus a margin of 82.5 basis points. In addition, we are required to pay a per annum facility fee of 17.5 basis points under this facility and a per annum utilization fee of 25 basis points if usage under the facility exceeds 33% of aggregate commitments. In the event that the credit ratings assigned to us by nationally recognized debt rating agencies are downgraded below investment grade, the interest rate and facility fees on our $1.15 billion facility are subject to upward adjustments of 35 and 15 basis points, respectively.

The credit facilities at our PHH subsidiary are comprised of two $750 million revolving credit facilities maturing in February 2004 and February 2005, a $100 million revolving credit facility maturing in December 2002 and $275 million of other revolving credit facilities maturing in November 2002. Borrowings under these facilities currently bear interest at LIBOR plus a margin of approximately 62.5 basis points. In addition, we are currently required to pay a per annum facility fee of approximately 12.5 basis points under these facilities and a per annum utilization fee of approximately 25 basis points if usage under the facilities exceeds 25% of aggregate commitments. In the event that the credit ratings assigned to PHH by nationally recognized debt rating agencies are downgraded to a level below PHH's ratings as of December 31, 2001, the interest rate and facility fees on these facilities are subject to incremental upward adjustments of approximately 12.5 basis points. In the event that the credit ratings are downgraded below investment grade, the interest rate and facility fees are subject to further upward adjustments of approximately
62.5 basis points. At December 31, 2001, we had outstanding borrowings of $750 million under our facility maturing in February 2005.

We also currently have $3.0 billion of availability for public debt or equity issuances under a shelf registration statement at the corporate level and $2.4 billion of availability for public debt issuances under shelf registration statements at the PHH level.

At December 31, 2001, we had approximately $17.2 billion of indebtedness (including corporate indebtedness of $7.0 billion, debt related to our management and mortgage programs of $9.8 billion and our mandatorily redeemable interest of $375 million). Our net debt (excluding the Upper DECS and net of cash and cash equivalents) to total capital (including debt and the Upper DECS) ratio was 36% and the ratio of Adjusted EBITDA to net non-vehicle interest expense was 9 to 1 for 2001.

The following table summarizes the components of our corporate indebtedness:

                                                                2001       2000      CHANGE
                                                              --------   --------   --------
3% convertible subordinated notes(a)                           $  390     $  548     $ (158)
7 3/4% notes                                                    1,150      1,149          1
6.875% notes                                                      850         --        850
11% senior subordinated notes                                     584         --        584
3 7/8% convertible senior debentures                            1,200         --      1,200
Zero coupon senior convertible contingent notes                   920         --        920
Zero coupon convertible debentures                              1,000         --      1,000
Term loan facility                                                 --        250       (250)
Other                                                              38          1         37
                                                               ------     ------     ------
Total long-term debt, excluding Upper DECS                      6,132      1,948      4,184
Upper DECS                                                        863         --        863
                                                               ------     ------     ------
                                                               $6,995     $1,948     $5,047
                                                               ======     ======     ======

------------------------

(a) On February 15, 2002, we redeemed the entire outstanding balance of 3% convertible subordinated notes.

During 2001, we generated cash of $4.8 billion from the issuance of contingently convertible debt securities, the 6.875% notes and the Upper DECS. The proceeds from these issuances were used, in part, to prepay a portion of our stockholder litigation settlement liability, reduce or extinguish certain borrowings, fund a portion of the purchase price of certain acquisitions and for general corporate purposes. During 2001, we used $160 million of cash to redeem a portion of our 3% convertible subordinated notes. We redeemed the remaining balance at maturity on February 15, 2002. Our
7 3/4% notes are due in December 2003 and may be redeemed by us, in whole or in part, at any time at our option. Our 6.875% notes, which were issued during 2001 for net proceeds of $843 million, are due in August 2006. Our 7 3/4% and 6.875% notes are senior unsecured obligations and rank equally in right of payment with all our existing and future unsecured senior indebtedness. The interest rates on these notes are subject to upward adjustments of 150 basis points in the event that the credit ratings assigned to us by nationally recognized debt rating agencies are downgraded below investment grade. Our 11% senior subordinated notes are due in May 2009 and may be redeemed by us in part prior to May 2002 upon the occurrence of specific events, or at any time, in whole or in part, after May 2004. These notes are subordinated in the right of payment to all our existing and future senior indebtedness of Avis and are unconditionally guaranteed on a senior subordinated basis by certain of our car rental subsidiaries.

Our contingently convertible debt securities, which were all issued during 2001, comprised the following:

                                                                        GROSS                       SHARES
                                        MATURITY       PRINCIPAL       PROCEEDS     CONVERSION   POTENTIALLY
                                          DATE           AMOUNT        RECEIVED        RATE        ISSUABLE
                                     --------------   ------------   ------------   ----------   ------------
3 7/8% convertible senior
  debentures(a)                      November 2011    $1.2 billion   $1.2 billion      41.58     49.9 million
Zero coupon senior convertible
  contingent notes(b)                February 2021    $1.5 billion   $ .9 billion      33.40     49.4 million
Zero coupon convertible
  debentures(c)                           May 2021    $1.0 billion   $1.0 billion      39.08     39.1 million

------------------------

(a) We may be required to pay additional interest on these notes commencing in 2004 if the average price of CD common stock is less than a stipulated amount during a specified time period. The notes are only convertible upon the satisfaction of specific contingencies. Such contingencies include the satisfaction of a specific market price condition, notice of redemption or the occurrence of specified corporate transactions. The notes are not redeemable by us prior to November 27, 2004, but will be redeemable thereafter. In addition, holders of the notes may require us to repurchase the notes on November 27, 2004 and 2008. In such circumstance, we have the option of paying the repurchase price in cash, shares of our CD common stock, or any combination thereof. These debentures are senior unsecured obligations and rank equally in right of payment with all our existing and future senior unsecured indebtedness.

(b) These notes were issued at a discount representing a yield-to-maturity of 2.5%. We will not make periodic payments of interest on the notes, but may be required to make nominal cash payments in specified circumstances. The notes are only convertible upon the satisfaction of specific contingencies. Such contingencies include the satisfaction of a specific market price condition, notice of redemption, a credit rating downgrade below investment grade or the occurrence of specified corporate transactions. The notes are not redeemable by us prior to February 13, 2004, but will be redeemable thereafter at the issue price of $608.41 per note plus accrued discount through the redemption date. In addition, holders of the notes may require us to repurchase the notes on February 13, 2004, 2009 or 2014 at stipulated prices. In such circumstance, we have the option of paying the repurchase price in cash, shares of our CD common stock, or any combination thereof. These notes are senior unsecured obligations and rank equally in right of payment with all our existing and future senior unsecured and unsubordinated indebtedness.

(c) We are required to pay interest on these notes commencing in 2004 if the average price of CD common stock is less than a stipulated amount during a specified time period. The notes are only convertible upon the satisfaction of specific contingencies. Such contingencies include the satisfaction of a specific market price condition, the satisfaction of a specific trading price condition, notice of redemption, a credit rating downgrade below investment grade or the occurrence of specified corporate transactions. The notes will not be redeemable by us prior to May 4, 2004, but will be redeemable thereafter. In addition, holders of the notes may require us to repurchase the notes on May 4, 2002, 2004, 2006, 2008, 2011 and 2016. In such circumstance, we have the option of paying the repurchase price in cash, shares of our CD common stock, or any combination thereof. These debentures are senior unsecured obligations and rank equally in right of payment with all our existing and future senior unsecured indebtedness.

The Upper DECS each consist of both a senior note and a forward purchase contract. The senior notes initially bear interest at an annual rate of 6.75%, which will be reset based upon a remarketing in either May or August 2004. The senior notes have a term of five years and represent senior unsecured debt, which ranks equally in right of payment with all our existing and future unsecured and unsubordinated debt and ranks senior to any future subordinated indebtedness. The forward purchase contract component requires the holder to purchase a minimum of 1.7593 shares and a maximum of 2.3223 shares of CD common stock, based upon the average closing price of CD common stock during a stipulated period, in

August 2004. The minimum and maximum number of shares to be issued under the forward purchase contracts are 30.3 million and 40.1 million, respectively. The forward purchase contracts also require quarterly cash distributions to each holder at an annual rate of 1.00% through August 2004 (the date the forward purchase contracts are required to be settled).

The following table summarizes the components of our debt related to management and mortgage programs:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
SECURED BORROWINGS:
Term notes                                                     $6,237     $   --
Short-term borrowings                                             582        292
Commercial paper                                                  120         --
Other                                                             295         --

UNSECURED BORROWINGS:
Medium-term notes                                                 679        117
Short-term borrowings                                             983         --
Commercial paper                                                  917      1,556
Other                                                              31         75
                                                               ------     ------
                                                               $9,844     $2,040
                                                               ======     ======

Debt related to our management and mortgage programs increased $7.8 billion during 2001 primarily resulting from the assumption of Avis debt aggregating $5.1 billion (principally comprising $4.7 billion of secured term notes and $415 million of secured commercial paper and other borrowings), debt issuances during 2001 aggregating approximately $2.2 billion and unsecured borrowings under our revolving credit facility during 2001 aggregating $750 million. The proceeds from these issuances were used to fund the purchase of assets under management and mortgage programs and retire maturing debt under management and mortgage programs.

Secured borrowings primarily represent asset-backed funding arrangements whereby we or our wholly-owned and consolidated special purpose entities issue debt or enter into loans supported by the cash flows derived from specific pools of assets classified as assets under management and mortgage programs. These borrowings are primarily issued under our AESOP Funding or Greyhound Funding programs. AESOP Funding is a domestic financing program that provides for the issuance of up to $4.45 billion of variable rate notes to support our car rental operations. Greyhound Funding is also a domestic financing program that provides for the issuance of up to $3.19 billion of variable rate notes, preferred membership interests and term notes to support our fleet leasing operations. Under both programs, the debt issued is collateralized by vehicles owned by either our car rental subsidiary or our fleet leasing subsidiary. In the AESOP Funding program, the vehicles financed are generally covered by agreements where manufacturers guarantee a specified repurchase price for the vehicles. However, the program will allow funding for 25% of vehicles not covered by such agreements. The titles to all the vehicles supporting these facilities is held in bankruptcy remote trusts and we act as a servicer of all the vehicles. For the Greyhound Funding facility, the bankruptcy remote trust also acts as lessor under both operating and financing lease agreements. At December 31, 2001, we had $3.5 billion of term notes outstanding under the AESOP Funding program. At December 31, 2001, we had $2.2 billion of outstanding debt under the Greyhound Funding program, of which $1.9 billion and $295 million were included as components of secured term notes and other secured borrowings, respectively, in the above table. All debt issued under these programs is classified as liabilities under management and mortgage programs on our Consolidated Balance Sheet. Also included in secured term notes are $450 million of variable-rate notes maturing in 2011 and $285 million of variable-rate notes maturing in 2006. These notes are collaterized by vehicles owned by our fleet leasing subsidiary.

Secured short-term borrowings primarily consist of financing arrangements to sell mortgage loans under a repurchase agreement, which is renewable on an annual basis at the discretion of the lender. Such loans are collateralized by underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under this agreement is $500 million. Secured commercial paper matures within 270 days and is supported by rental vehicles owned by our car rental subsidiary.

Unsecured medium-term notes primarily bear interest at a rate of 8 1/8% per annum. Such interest rate is generally subject to incremental upward adjustments of 50 basis points in the event that the credit ratings assigned to PHH by nationally recognized credit rating agencies are downgraded to a level below PHH's ratings as of December 31, 2001. In the event that the credit ratings are downgraded below investment grade, the interest rate is subject to an upward adjustment not to exceed 300 basis points. Unsecured short-term borrowings primarily represent borrowings under revolving credit facilities. Unsecured commercial paper matures within 270 days and is fully supported by the committed revolving credit agreements described above.

Also included in out total indebtedness in addition to corporate indebtedness and debt related to our management and mortgage program, is a mandatorily redeemable senior preferred interest, which is mandatorily redeemable by the holder in 2015 and may not be redeemed by us prior to March 2005, except upon the occurrence of specified circumstances. We are required to pay distributions on the senior preferred interest based on three-month LIBOR plus a margin of 1.77%. In the event of default, or other specified events, including a downgrade in our credit ratings below investment grade, holders of the senior preferred interest have certain remedies and liquidation preferences, including the right to demand payment by us.

In addition to our on-balance sheet borrowings and available credit facilities, we enter into transactions where special purpose entities are used as a means of securitizing financial assets generated or acquired in the normal course of business under our management and mortgage programs. We utilize these special purpose entities because they are highly efficient for the sale of financial assets and represent conventional practice in the securitization industry. In accordance with generally accepted accounting principles, the assets sold to the special purpose entities and the related liabilities are not reflected on our balance sheet as such assets are legally isolated from creditor claims and removed from our effective control.

At the corporate level, we sell timeshare receivables in securitizations to bankruptcy remote qualifying special purpose entities under revolving sales agreements in exchange for cash. Our maximum funding capacity under these securitization facilities is $500 million. These facilities are non-recourse to us. However, we retain a subordinated residual interest and the related servicing rights and obligations in the transferred timeshare receivables. We receive monthly servicing fees of approximately 100 basis points of the outstanding balance of the transferred timeshare receivables. At December 31, 2001, we were servicing approximately $492 million of timeshare receivables transferred under these agreements.

Additionally, our PHH subsidiary customarily sells all mortgage loans we originate into the secondary market, primarily to government-sponsored entities, in exchange for cash. These mortgage loans are placed into the secondary market either by PHH or through an unaffiliated bankruptcy remote special purpose entity. Our maximum funding capacity through the special purpose entity is $3.2 billion. The loans sold to the secondary market are generally non-recourse to us and to PHH. However, we generally retain the servicing rights on the mortgage loans sold and receive an annual servicing fee of approximately 47 basis points on such loans. At December 31, 2001, we were servicing
$96.3 billion of mortgage loans sold to the secondary market and $2.5 billion sold to the special purpose entity.

Our PHH subsidiary also sells relocation receivables in securitizations to a bankruptcy remote qualifying special purpose entity in exchange for cash. Our maximum funding capacity under this securitization facility is $650 million. This facility is non-recourse to us and to PHH. However, we retain a subordinated residual interest and the related servicing rights and obligations in the relocation receivables and receive an annual servicing fee of approximately 75 basis points on the outstanding balance of relocation receivables transferred. At December 31, 2001, we were servicing $620 million of relocation receivables transferred under this agreement.

Neither we nor our affiliates officers, directors or employees hold any equity interest in any of the above special purpose entities, nor do we or our affiliates provide any financial support or financial guarantee arrangements to the above special purpose entities.

PHH also sells certain interests in operating leases and the underlying vehicles to two independent Canadian third parties. PHH repurchases the leased vehicles and leases such vehicles under direct financing leases to the Canadian third parties. The Canadian third parties retain the lease rights and prepay all the lease payments except for an agreed upon residual amount, which is typically 0% to 8% of the total lease payments. The residual amounts represent our only exposure in connection with these transactions. At December 31, 2001, the balance of outstanding lease receivables which were sold to the Canadian third parties was $341 million. The total outstanding prepaid rent and our subordinated residual interest under these leasing arrangements were $320 million and $21 million, respectively, as of December 31, 2001. We recognized $108 million of revenues related to these leases during 2001.

Additionally, PHH leases certain office buildings on an annual basis from an unaffiliated finance company which holds the title to the property. PHH has the option to renew this lease each year through 2004. At December 31, 2004, or prior to such date should we elect not to renew the lease, PHH will be required to purchase the property at an amount to be determined, which approximated
$80 million as of December 31, 2001. PHH also has the option to purchase the property at any time during the lease term. We bear all the residual risk resulting from this lease.

Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate as we may not have the ability to generate sufficient cash flows from operating activities due to those unfavorable conditions. Additionally, our liquidity as it relates to both management and mortgage programs could be adversly affected by a deteroriation in the performance of the underlying assets of such programs. Access to the principal financing program for our car rental subsidiary may also be impaired should General Motors Corporation not be able to honor its obligations to repurchase a substantial number of our vehicles. Our liquidity as it relates to mortgage programs is highly dependent on the secondary markets for mortgage loans. Access to certain of our securitization facilities and our ability to act as servicer thereto also may be limited in the event that our or PHH's credit ratings are downgraded below investment grade and, in certain circumstances, where we or PHH fail to meet certain financial ratios. However, we do not believe that our or PHH's credit ratings are likely to fall below such thresholds. Additionally, we monitor the maintenance of these financial ratios and as of December 31, 2001, we were in compliance with all covenants under these facilities.

Currently our credit ratings are as follows:

                                                               MOODY'S
                                                              INVESTORS   STANDARD &
                                                               SERVICE      POOR'S      FITCH
                                                              ---------   ----------   --------
CENDANT
Senior unsecured debt                                          Baa1         BBB         BBB+
Subordinated debt                                              Baa2        BBB-         BBB

PHH
Senior debt                                                    Baa1         A-          BBB+
Short-term debt                                                P-2          A-2         F-2

In February 2002, the credit ratings assigned to us and to PHH by Moody's Investors Service and Standard & Poor's were affirmed. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time.

AFFILIATED ENTITIES

We also maintain certain relationships with affiliated entities principally to support our business model of growing earnings and cash flow with minimal asset risk. We do not have the ability to control the operating and financial policies of these entities and, accordingly, do not consolidate these entities in our results of operations, financial position or cash flows. Certain of our officers serve on the Board of Directors of these entities, but in no instances do they constitute a majority of the Board, nor do they receive any economic benefits.

NRT INCORPORATED. NRT Incorporated is a joint venture between us and Apollo Management, L.P. NRT acquires independent real estate brokerages, converts them to one of our real estate brands and operates the brand under a 50-year franchise agreement with us. We participate in acquisitions made by NRT by acquiring intangible assets and, in some cases, mortgage operations of the real estate brokerage firms acquired by NRT. Franchise agreements of $854 million and other intangible assets of $29 million, which resulted from the acquisition of mortgage operations through NRT, are recorded on our Consoldiated Balance Sheet as of December 31, 2001. Except for the term and the lack of a royalty rebate provision, these franchise agreements are similar to those of our other real estate franchisees. NRT pays us royalty and advertising fees in connection with these franchise agreements, which approximated $220 million, $198 million and $172 million during 2001, 2000 and 1999, respectively. Additionally, during 2001, we received $16 million of other fees from NRT, which included a fee paid in connection with the termination of a franchise agreement. The mortgage operations we acquired through NRT were immediately integrated into our existing mortgage operations. We also receive real estate referral fees from NRT in connection with clients referred to NRT by our relocation business. During 2001, 2000 and 1999, such fees were approximately $37 million, $25 million and $15 million, respectively. These fees are also paid to us by all other real estate brokerages (both affiliates and non-affiliates) who receive referrals from our relocation business. In February 1999, we advanced $35 million to NRT for services to be provided related to the identification of potential acquisition candidates, the negotiation of agreements and other services in connection with future brokerage acquisitions by NRT. As NRT makes acquisitions, we capitalize a proportionate share of this advance, which is then amortized over the term of the franchise agreement. As of December 31, 2001, the remaining balance of this advance was $12 million. Such amount is refundable in the event that services are not provided and therefore is accounted for as a prepaid asset until services are rendered by NRT.

NRT's common stock is owned by Apollo. We own all of NRT's preferred stock, which approximated $384 million as of December 31, 2001. We have the option, upon the occurrence of certain events, to convert a portion of our preferred stock investment into no more than 50% of NRT's common stock. We also have the option to purchase all of NRT's common stock from Apollo for $20 million. This option is not exercisable until August 11, 2002 and is conditional upon NRT's payment of $166 million to Apollo. We may exercise the option prior to August 11, 2002 if we satisfy NRT's obligation. If NRT is unable to make the $166 million payment to Apollo, we would be required to make the payment on behalf of NRT and would receive additional NRT preferred stock in exchange. As of December 31, 2001, NRT had $291 million in debt, which is non-recourse to us.

TRIP NETWORK, INC. During March 2001, we funded the creation of Trip Network with a contribution of assets valued at approximately $20 million in exchange for all of the common and preferred stock of Trip Network. We transferred all the common shares of Trip Network to an independent technology trust. The preferred stock investment, which is convertible into approximately 80% of Trip Network's common stock on a fully diluted basis, is not convertible prior to March 31, 2003, except upon a change of control of Trip Network. Subsequently, we contributed $85 million, including $45 million in cash and 1.5 million shares of Homestore common stock, then-valued at $34 million, to Trip Network to pursue the development of an online travel business for the benefit of certain of our current and future franchisees. Such amount was expensed during 2001. We also received warrants to purchase up to 28,250 shares of Trip Network's common stock, which are exercisable upon the achievement of certain valuations beginning on March 31, 2003 or upon a change of control at Trip Network.

During October 2001, we entered into two separate lease and licensing agreements with Trip Network, whereby, Trip Network was granted a license to operate the online businesses of Trip.com, Inc. and Cheap Tickets (both wholly-owned subsidiaries of Cendant) and a lease or sublease, as applicable, to all the assets of these companies necessary to operate such businesses. The Trip.com license agreement has a one-year term and is renewable at Trip Network's option for 40 additional one-year periods. The Cheaptickets.com license agreement has a 40-year term. Under these agreements, we receive a license fee of 3% of revenues generated by Trip.com and Cheaptickets.com during the term of the agreements. We also received warrants to purchase up to 46,000 shares of Trip Network common stock, which are exercisable upon achievement of certain financial results beginning in October 2003 or upon a change of control of Trip Network. Also during October 2001, we entered into a travel services agreement with Trip Network, whereby we provide Trip Network with call center services. In addition, we process and support Trip Network's booking and fulfillment of travel transactions and provide travel-related products and services to maintain and develop relationships, discounts and favorable commissions with travel vendors. For these services, we receive a fee of cost plus an applicable mark-up. During 2001, the revenue we received in connection with these agreements was not material. Additionally, during October 2001, we entered into a 40-year global distribution services subscriber agreement with Trip Network, whereby we provide all global distribution services for Trip Network. We are not obligated or contingently liable for any debt incurred by Trip Network. We recorded a prepaid asset of approximately $40 million in connection with this agreement, which is being amortized over 40 years.

FFD DEVELOPMENT COMPANY, LLC.  Prior to our acquisition of Fairfield in
April 2001, Fairfield contributed approximately $60 million of timeshare inventory and $4 million of cash to FFD Development Company LLC, a company created by Fairfield to acquire real estate for construction of vacation ownership units, which are sold to Fairfield upon completion. In exchange for this contribution, Fairfield received all of the common and preferred equity interests of FFD. Fairfield then contributed all the common equity interest to an independent trust and retained a convertible preferred equity interest, which is convertible at any time, and a warrant to purchase FFD's common equity. The warrant is not exercisable until April 2004, except upon the occurrence of specified events, including our conversion of more than half of our preferred equity interest into common equity interests. In connection with our acquisition of Fairfield in April 2001, we now own the preferred equity interest, which approximated $59 million as of December 31, 2001, and the warrant to purchase a common equity interest in FFD. During 2001, we recognized dividend income of $6 million, which was paid-in-kind, related to our preferred equity interest in FFD. Upon the conversion of such preferred equity interests and the exercise of such warrant, we would own approximately 75% of FFD's common equity interests on a fully diluted basis. Additionally, we are now obligated to fulfill Fairfield's purchase commitments with FFD. However, under the development contracts with FFD, we are not obligated to purchase a resort property until construction is completed to the contractual specifications, a certificate of occupancy is delivered and clear title is obtained. During 2001, we purchased $40 million of timeshare interval inventory and land from FFD and as of December 31, 2001 are obligated to purchase an additional $98 million. Subsequent to December 31, 2001, as is customary in "build to suit" agreements, when we contract with FFD for the development of a property, we will issue a letter of credit for up to 20% of our purchase price for such property. Drawing under all such letters of credit will only be permitted if we fail to meet our obligation under any purchase commitment. While we intend to issue such letters of credit in 2002, no such letters of credit are currently outstanding. We are not obligated or contingently liable for any other debt incurred by FFD.

TRILEGIANT CORPORATION. On July 2, 2001, we entered into an agreement with Trilegiant Corporation, a newly-formed company owned by the former management of our Cendant Membership Services and Cendant Incentives subsidiaries, whereby we outsourced our individual membership and loyalty business to Trilegiant. Trilegiant operates membership-based clubs and programs and other incentive-based programs. As part of this agreement, Trilegiant provides fulfillment services to members of our individual membership business that existed as of the transaction date in exchange for a servicing fee and licenses and/or leases from us the assets of our individual membership business in order to service these members and also to obtain new members. We continue to collect membership fees from, and are obligated to provide membership benefits to, existing members as of July 2, 2001, including their renewals. Trilegiant retains the economic benefits and service obligations for those new members who join the membership based clubs and programs and all other incentive programs subsequent to July 2, 2001 and will recognize the related revenue and expenses. Beginning in third quarter 2002, we will recognize as revenue the related royalty income received from Trilegiant for membership fees generated by the new members (initially 5%, increasing to approximately 16% over 10 years). We also licensed various tradenames, trademarks, logos, service marks, and other intellectual property relating to our membership business to Trilegiant for 40 years. Upon expiration of the 40-year term, Trilegiant will have the option to purchase any or all of the intellectual property licenses at their then-fair market values.

In connection with the foregoing arrangements, we advanced approximately
$100 million to support Trilegiant's marketing activities and made a $20 million convertible preferred stock investment in Trilegiant, which is convertible into approximately 20% of Trilegiant's common stock on a fully diluted basis. We expense the marketing advance as Trilegiant incurs qualified marketing costs. During 2001, we expensed $66 million of the marketing advance. The preferred stock investment is convertible at any time at our option and we are entitled to receive a 12% cumulative non-cash dividend annually through July 2006. During third quarter 2001, we wrote-off the entire amount of our preferred stock investment due to operating losses incurred by Trilegiant. During 2001, we paid Trilegiant $128 million in connection with services provided under the new servicing arrangement and Trilegiant collected $212 million of cash on the Company's behalf in connection with membership renewals.

We also provide Trilegiant with a $35 million revolving line of credit under which advances are at our sole and unilateral discretion. As of December 31, 2001, Trilegiant had not drawn on this line. During August 2001, Trilegiant entered into marketing agreements with a third party, whereby Trilegiant will provide certain marketing services to the third party in exchange for a commission. As part of our royalty arrangement with Trilegiant, we will participate in those commissions. In connection with these marketing agreements, we provided Trilegiant with a $75 million loan facility bearing interest at a rate of 9% under which we will advance funds to Trilegiant for marketing performed by Trilegiant on behalf of the third party. As of December 31, 2001, the outstanding balance under this facility was $24 million. Such amount will be repaid to us as commissions are received by Trilegiant from the third party.

Additionally, we maintain warrants to purchase up to 2.1 million shares of Trilegiant's common stock, which are exercisable, upon the achievement of certain financial results, into a majority ownership interest in Trilegiant. We are not obligated or contingently liable for any debt incurred by Trilegiant.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS.  On January 1, 2002, we adopted SFAS
No. 142, "Goodwill and Other Intangible Assets" in its entirety. SFAS No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This standard eliminates the amortization of goodwill and indefinite lived intangible assets. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. We will be required to assess goodwill and indefinite lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We have reassessed the useful lives assigned to our intangible assets acquired in transactions consummated prior to July 1, 2001 and the related amortization methodology. Accordingly, we identified those intangible assets that have indefinite lives, adjusted the future amortization periods of certain intangible assets appropriately and changed our amortization methodology where appropriate.

In accordance with SFAS No. 142, we did not amortize goodwill and indefinite lived intangible assets acquired after June 30, 2001. As of January 1, 2002, we discontinued the amortization of all goodwill and indefinite lived intangible assets. Based upon a preliminary assessment, we expect that the increase in pre-tax net income from the application of the non-amortization provisions of SFAS No. 142 would have approximated $215 million, $110 million and $126 million for 2001, 2000 and 1999, respectively.

As previously described, the initial implementation of this standard will not impact our results of operations during 2002.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. We adopted this standard on January 1, 2002.

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

Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

    - the impacts of the September 11, 2001 terrorist attacks on New York City and Washington, D.C. on the travel industry in general, and our travel businesses in particular, are not fully known at this time, but are expected to include negative impacts on financial results due to reduced demand for travel in the near term; other attacks, acts of war; or measures taken by governments in response thereto may negatively affect the travel industry, our financial results and could also result in a disruption in our business;

    - the effect of economic conditions and interest rate changes on the economy on a national, regional or international basis and the impact thereof on our businesses;

    - the effects of a decline in travel, due to political instability, adverse economic conditions or otherwise, on our travel related businesses;

    - the effects of changes in current interest rates, particularly on our real estate franchise and mortgage businesses;

    - the resolution or outcome of our unresolved pending litigation relating to the previously announced accounting irregularities and other related litigation;

    - our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

    - competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;

    - failure to reduce quickly our substantial technology costs in response to a reduction in revenue, particularly in our computer reservations and global distribution systems businesses;

    - our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster;

    - our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, including the acquisitions of Galileo International, Inc. and Cheap Tickets, Inc., the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;

    - our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

    - competitive and pricing pressures in the vacation ownership and travel industries, including the car rental industry;

    - changes in the vehicle manufacturer repurchase arrangements in our Avis car rental business in the event that used vehicle values decrease;

    - and changes in laws and regulations, including changes in accounting standards and privacy policy regulation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use various financial instruments, particularly swap contracts, forward delivery commitments and futures and options contracts to manage and reduce the interest rate risk related specifically to our committed mortgage pipeline, mortgage loan inventory, mortgage servicing rights, mortgage-backed securities, debt and certain other interest bearing liabilities. Foreign currency forwards are also used to manage and reduce the foreign currency exchange rate risk associated with our foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions.

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market-making, or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 23--Financial Instruments to our Consolidated Financial Statements.

Our principal market exposures are interest and foreign currency rate risks.

    - Interest rate movements in one country, as well as relative interest rate movements between countries can materially impact our profitability. Our primary interest rate exposure is to interest rate fluctuations in the United States, specifically long-term U.S. Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments and also LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We anticipate that such interest rates will remain a primary market exposure for the foreseeable future.

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

We use a discounted cash flow model in determining the fair values of relocation receivables, timeshare receivables, equity advances on homes, mortgage loans, commitments to fund mortgages, mortgage servicing rights, mortgage-backed securities and our retained interests in securitized assets. The primary assumptions used in these models are prepayment speeds, estimated loss rates, and discount rates. In determining the fair value of mortgage servicing rights and mortgage-backed securities, the models also utilize credit losses and mortgage servicing revenues and expenses as primary assumptions. In addition, for commitments to fund mortgages, the borrower's propensity to close their mortgage loan under the commitment is used as a primary assumption. For mortgage loans, commitments to fund mortgages, forward delivery contracts and options, we rely on prices sourced from Bloomberg in determining the impact of interest rate shifts. We also utilize an option-adjusted spread ("OAS") model to determine the impact of interest rate shifts on mortgage servicing rights and mortgage-backed securities. The primary assumption in an OAS model is the implied market volatility of interest rates and prepayment speeds and the same primary assumptions used in determining fair value.

We use a duration-based model in determining the impact of interest rate shifts on our debt portfolio, certain other interest bearing liabilities and interest rate derivatives portfolios. The primary assumption used in these models is that a 10% increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities and derivatives. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures at December 31, 2001, 2000 and 1999.

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

We used December 31, 2001, 2000 and 1999 market rates on our instruments to perform the sensitivity analyses separately for each of our market risk exposures--interest and currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

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

ITEM 14(B) REPORTS ON FORM 8-K

On October 2, 2001, we filed a current report on Form 8-K to report under Item 5 the issuance of a press release updating our operations, estimating the impact of the September 11, 2001 terrorist attacks on our financial results and to provide an update on our planned acquisitions of Galileo International, Inc. and Cheap Tickets, Inc.

On October 15, 2001, we filed a current report on Form 8-K to report under Item 5 the acquisition of Galileo International, Inc.

On October 18, 2001, we filed a current report on Form 8-K to report under Item 5 third quarter 2001 results.

On October 23, 2001, we filed a current report on Form 8-K to report under Item 5 consolidated free cash flows for the nine months and twelve months ended September 30, 2001 and 2000, respectively.

On December 6, 2001, we filed a current report on Form 8-K to report under Item 5 the sale of $1 billion aggregate principal amount of 3 7/8% convertible senior debentures due 2011.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENDANT CORPORATION

                                          By: _______/s/ JAMES E. BUCKMAN_______
                                                      James E. Buckman
                                              VICE CHAIRMAN AND GENERAL COUNSEL
                                                    Date: March 31, 2002

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

                 SIGNATURE                                 TITLE                      DATE
                 ---------                                 -----                      ----
          /s/ HENRY R. SILVERMAN             Chairman of the Board, President,   March 31, 2002
  ---------------------------------------       Chief Executive Officer and
           (Henry R. Silverman)                           Director

           /s/ JAMES E. BUCKMAN              Vice Chairman, General Counsel and  March 31, 2002
  ---------------------------------------                 Director
            (James E. Buckman)

           /s/ STEPHEN P. HOLMES                 Vice Chairman and Director      March 31, 2002
  ---------------------------------------
            (Stephen P. Holmes)

           /s/ KEVIN M. SHEEHAN               Senior Executive Vice President    March 31, 2002
  ---------------------------------------       and Chief Financial Officer
            (Kevin M. Sheehan)

            /s/ TOBIA IPPOLITO               Executive Vice President and Chief  March 31, 2002
  ---------------------------------------            Accounting Officer
             (Tobia Ippolito)

           /s/ MYRA J. BIBLOWIT                           Director               March 31, 2002
  ---------------------------------------
            (Myra J. Biblowit)

    /s/ THE HONORABLE WILLIAM S. COHEN                    Director               March 31, 2002
  ---------------------------------------
     (The Honorable William S. Cohen)

          /s/ LEONARD S. COLEMAN                          Director               March 31, 2002
  ---------------------------------------
           (Leonard S. Coleman)

           /s/ MARTIN L. EDELMAN                          Director               March 31, 2002
  ---------------------------------------
            (Martin L. Edelman)

            /s/ JOHN C. MALONE                            Director               March 31, 2002
  ---------------------------------------
           (Dr. John C. Malone)

                 SIGNATURE                                 TITLE                      DATE
                 ---------                                 -----                      ----
            /s/ CHERYL D. MILLS                           Director               March 31, 2002
  ---------------------------------------
             (Cheryl D. Mills)

            /s/ BRIAN MULRONEY                            Director               March 31, 2002
  ---------------------------------------
(The Rt. Hon. Brian Mulroney, P.C., L.L.D.)

         /s/ ROBERT E. NEDERLANDER                        Director               March 31, 2002
  ---------------------------------------
          (Robert E. Nederlander)

                                                          Director               March 31, 2002
  ---------------------------------------
            (Robert W. Pittman)

          /s/ SHELI Z. ROSENBERG                          Director               March 31, 2002
  ---------------------------------------
           (Sheli Z. Rosenberg)

            /s/ ROBERT F. SMITH                           Director               March 31, 2002
  ---------------------------------------
             (Robert F. Smith)

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report                                  F-2

Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999                            F-3

Consolidated Balance Sheets as of December 31, 2001 and 2000  F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999                            F-5

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001, 2000 and 1999                F-7

Notes to Consolidated Financial Statements                    F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Cendant Corporation

We have audited the accompanying consolidated balance sheets of Cendant Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended
December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2001, the Company modified the accounting for interest income and impairment of beneficial interests in securitization transactions and the accounting for derivative instruments and hedging activities. Also, as discussed in Note 1, in 2000, the Company revised certain revenue recognition policies.

/s/ Deloitte & Touche LLP
New York, New York
February 7, 2002
(April 1, 2002 as to Note 28)

                      CENDANT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
REVENUES
  Service fees and membership-related, net                     $5,456     $4,215     $4,844
  Vehicle-related                                               3,426        292      1,042
  Other                                                            68        152        190
                                                               ------     ------     ------
Net revenues                                                    8,950      4,659      6,076
                                                               ------     ------     ------
EXPENSES
  Operating                                                     2,937      1,350      1,733
  Vehicle depreciation, lease charges and interest, net         1,799         --        674
  Marketing and reservation                                     1,021        896      1,009
  General and administrative                                      989        688        741
  Non-vehicle depreciation and amortization                       501        352        371
  Other charges:
    Restructuring and other unusual charges                       379        109        117
    Acquisition and integration related costs                     112         --         --
    Mortgage servicing rights impairment                           94         --         --
    Litigation settlement and related costs, net                   86          2      2,915
  Non-vehicle interest (net of interest income of $94, $77
    and $41)                                                      249        148        199
                                                               ------     ------     ------
Total expenses                                                  8,167      3,545      7,759
                                                               ------     ------     ------
Net gain (loss) on dispositions of businesses and impairment
  of investments                                                  (24)        (8)     1,109
                                                               ------     ------     ------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND
  EQUITY IN HOMESTORE.COM                                         759      1,106       (574)

Provision (benefit) for income taxes                              235        362       (406)
Minority interest, net of tax                                      24         84         61
Losses related to equity in Homestore.com, net of tax              77         --         --
                                                               ------     ------     ------
INCOME (LOSS) FROM CONTINUING OPERATIONS                          423        660       (229)
Gain on disposal of discontinued operations, net of tax            --         --        174
                                                               ------     ------     ------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES                                    423        660        (55)
Extraordinary loss, net of tax                                     --         (2)        --
                                                               ------     ------     ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES      423        658        (55)
Cumulative effect of accounting changes, net of tax               (38)       (56)        --
                                                               ------     ------     ------
NET INCOME (LOSS)                                              $  385     $  602     $  (55)
                                                               ======     ======     ======
CD COMMON STOCK INCOME (LOSS) PER SHARE
  BASIC
    Income (loss) from continuing operations                   $ 0.47     $ 0.92     $(0.30)
    Net income (loss)                                            0.42       0.84      (0.07)
  DILUTED
    Income (loss) from continuing operations                   $ 0.45     $ 0.89      (0.30)
    Net income (loss)                                            0.41       0.81      (0.07)

                 See Notes to Consolidated Financial Statements

                      CENDANT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     2001           2000
                                                                   --------       --------
ASSETS
Current assets:
  Cash and cash equivalents                                        $ 1,971        $   944
  Receivables (net of allowance for doubtful accounts of
    $106 and $77)                                                    1,339            769
  Stockholder litigation settlement trust                            1,410             --
  Deferred income taxes                                                697            174
  Other current assets                                               1,075            783
                                                                   -------        -------
Total current assets                                                 6,492          2,670

Property and equipment, net                                          1,951          1,345
Stockholder litigation settlement trust                                 --            350
Deferred income taxes                                                  679          1,108
Franchise agreements (net of accumulated amortization of
  $322 and $264)                                                     1,656          1,462
Goodwill (net of accumulated amortization of $546 and $388)          7,978          3,176
Other intangibles, net                                               1,210            647
Other noncurrent assets                                              1,536          1,453
                                                                   -------        -------
Total assets exclusive of assets under programs                     21,502         12,211
                                                                   -------        -------
Assets under management and mortgage programs:
  Mortgage loans held for sale                                       1,244            879
  Relocation receivables                                               292            329
  Vehicle-related, net                                               8,115             --
  Timeshare receivables                                                262             --
  Mortgage servicing rights, net                                     2,037          1,653
                                                                   -------        -------
                                                                    11,950          2,861
                                                                   -------        -------
TOTAL ASSETS                                                       $33,452        $15,072
                                                                   =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other current liabilities                   $ 3,521        $ 1,413
  Current portion of long-term debt                                    401             --
  Stockholder litigation settlement                                  2,850             --
  Deferred income                                                      916          1,023
                                                                   -------        -------
Total current liabilities                                            7,688          2,436

Long-term debt, excluding Upper DECS                                 5,731          1,948
Upper DECS                                                             863             --
Stockholder litigation settlement                                       --          2,850
Deferred income                                                        297            411
Other noncurrent liabilities                                           536             79
                                                                   -------        -------
Total liabilities exclusive of liabilities under programs           15,115          7,724
                                                                   -------        -------
Liabilities under management and mortgage programs:
  Debt                                                               9,844          2,040
  Deferred income taxes                                              1,050            476
                                                                   -------        -------
                                                                    10,894          2,516
                                                                   -------        -------
Mandatorily redeemable preferred interest in a subsidiary              375            375
                                                                   -------        -------
Mandatorily redeemable preferred securities issued by
  subsidiary holding solely senior debentures issued by the
  Company                                                               --          1,683
                                                                   -------        -------
Commitments and contingencies (Note 19)

Stockholders' equity:
  Preferred stock, $.01 par value--authorized 10 million
    shares; none issued and outstanding                                 --             --
  CD common stock, $.01 par value--authorized 2 billion
    shares; issued 1,166,492,626 and 914,655,918 shares                 11              9
  Move.com common stock, $.01 par value--authorized 500
    million shares; issued and outstanding none and
    2,181,586 shares; notional issued shares with respect to
    Cendant Group's retained interest 22,500,000                        --             --
  Additional paid-in capital                                         8,676          4,540
  Retained earnings                                                  2,412          2,027
  Accumulated other comprehensive loss                                (264)          (234)
  CD treasury stock, at cost--188,784,284 and 178,949,432
    shares                                                          (3,767)        (3,568)
                                                                   -------        -------
Total stockholders' equity                                           7,068          2,774
                                                                   -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $33,452        $15,072
                                                                   =======        =======

                 See Notes to Consolidated Financial Statements

                      CENDANT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net income (loss)                                             $    385   $    602   $    (55)
Adjustments to arrive at income (loss) from continuing
  operations                                                        38         58       (174)
                                                              --------   --------   --------
Income (loss) from continuing operations                           423        660       (229)

Adjustments to reconcile income (loss) from continuing
  operations to net cash provided by operating activities:
  Non-vehicle depreciation and amortization                        501        352        371
  Non-cash portion of other charges                                298         24      2,869
  Net loss (gain) on dispositions of businesses and
    impairment of investments                                       24          8     (1,109)
  Proceeds from sales of trading securities                        110         --        180
  Purchases of trading securities                                   --         --       (147)
  Deferred income taxes                                            402         (1)       252
  Net change in operating assets and liabilities, excluding
    the impact of acquisitions and dispositions:
    Receivables                                                      8        187       (193)
    Income taxes                                                  (193)       344       (739)
    Accounts payable and other current liabilities                 219       (227)       107
    Deferred income                                               (162)       (74)       (88)
    Other, net                                                    (193)      (241)      (243)
                                                              --------   --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES EXCLUSIVE OF
  MANAGEMENT AND MORTGAGE PROGRAMS                               1,437      1,032      1,031
                                                              --------   --------   --------
MANAGEMENT AND MORTGAGE PROGRAMS:
  Depreciation and amortization                                  1,667        153        698
  Origination of mortgage loans                                (40,963)   (24,196)   (25,025)
  Proceeds on sale of and payments from mortgage loans held
    for sale                                                    40,643     24,428     26,328
                                                              --------   --------   --------
                                                                 1,347        385      2,001
                                                              --------   --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        2,784      1,417      3,032
                                                              --------   --------   --------

INVESTING ACTIVITIES
Property and equipment additions                                  (349)      (246)      (277)
Funding of stockholder litigation settlement trust              (1,060)      (350)        --
Proceeds from sales of available-for-sale securities                36        379        741
Purchases of available-for-sale securities                         (35)      (441)      (672)
Purchases of non-marketable securities                            (101)       (90)       (18)
Net assets acquired (net of cash acquired of $308 in 2001)
  and acquisition-related payments                              (2,757)      (111)      (205)
Net proceeds from dispositions of businesses                       109          4      3,509
Other, net                                                         (32)         5         47
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
  EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                 (4,189)      (850)     3,125
                                                              --------   --------   --------

                      CENDANT CORPORATION AND SUBSIDIARIES

                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
MANAGEMENT AND MORTGAGE PROGRAMS:
  Investment in vehicles                                      $(14,921)  $     --   $ (2,378)
  Payments received on investment in vehicles                   13,331         --      1,604
  Origination of timeshare receivables                            (497)        --         --
  Principal collection of timeshare receivables                    538         --         --
  Equity advances on homes under management                     (6,306)    (7,637)    (7,608)
  Repayment on advances on homes under management                6,340      8,009      7,688
  Net additions to mortgage servicing rights and related
    hedges                                                        (752)      (778)      (727)
  Proceeds from sales of mortgage servicing rights                  58         84        156
                                                              --------   --------   --------
                                                                (2,209)      (322)    (1,265)
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             (6,398)    (1,172)     1,860
                                                              --------   --------   --------

FINANCING ACTIVITIES
Proceeds from borrowings                                         5,608         --      1,719
Principal payments on borrowings                                (2,213)      (897)    (2,213)
Issuances of common stock                                          877        603        127
Repurchases of common stock                                       (254)      (381)    (2,863)
Proceeds from mandatorily redeemable preferred interest in a
  subsidiary                                                        --        375         --
Proceeds from mandatorily redeemable preferred securities
  issued by subsidiary holding solely senior debentures
  issued by the Company                                             --         91         --
Other, net                                                        (153)        --         --
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                  3,865       (209)    (3,230)
                                                              --------   --------   --------
MANAGEMENT AND MORTGAGE PROGRAMS:
  Proceeds from borrowings                                       9,460      4,133      5,263
  Principal payments on borrowings                              (8,798)    (5,320)    (7,838)
  Net change in short-term borrowings                              116        913     (2,000)
  Proceeds received for debt repayment in connection with
    disposal of fleet businesses                                    --         --      3,017
                                                              --------   --------   --------
                                                                   778       (274)    (1,558)
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              4,643       (483)    (4,788)
                                                              --------   --------   --------
Effect of changes in exchange rates on cash and cash
  equivalents                                                       (2)        18         51
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents             1,027       (220)       155
Cash and cash equivalents, beginning of period                     944      1,164      1,009
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  1,971   $    944   $  1,164
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments                                             $    609   $    263   $    451
Income tax payments (refunds), net                            $     52   $    (67)  $    (46)

                See Notes to Consolidated Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                              ACCUMULATED
                                  COMMON STOCK       ADDITIONAL                  OTHER          TREASURY STOCK          TOTAL
                               -------------------    PAID-IN     RETAINED   COMPREHENSIVE    -------------------   STOCKHOLDERS'
                                SHARES     AMOUNT     CAPITAL     EARNINGS   INCOME (LOSS)     SHARES     AMOUNT       EQUITY
                               --------   --------   ----------   --------   --------------   --------   --------   -------------
BALANCE AT JANUARY 1, 1999          861   $      9   $    3,863   $  1,480   $          (49)       (27)  $   (467)  $      4,836
COMPREHENSIVE LOSS:
Net loss                             --         --           --        (55)              --         --         --
Currency translation
  adjustment                         --         --           --         --              (69)        --         --
Unrealized gain on
  available-for-sale
  securities, net of tax of
  $22                                --         --           --         --               37         --         --
Reclassification adjustments,
  net of tax of $13                  --         --           --         --               39         --         --
TOTAL COMPREHENSIVE LOSS                                                                                                     (48)
Exercise of stock options             9         --           81         --               --          4         42            123
Tax benefit from exercise of
  stock options                      --         --           52         --               --         --         --             52
Repurchases of CD common
  stock                              --         --           --         --               --       (141)    (2,863)        (2,863)
Modifications of stock option
  plans due to dispositions
  of businesses                      --         --           83         --               --         --         --             83
Rights issuable                      --         --           22         --               --         --         --             22
Other                                --         --            1         --               --         --         --              1
                               --------   --------   ----------   --------   --------------   --------   --------   ------------
BALANCE AT DECEMBER 31, 1999        870          9        4,102      1,425              (42)      (164)    (3,288)         2,206
COMPREHENSIVE INCOME:
Net income                           --         --           --        602               --         --         --
Currency translation
  adjustment                         --         --           --         --             (107)        --         --
Unrealized loss on
  available-for-sale
  securities, net of tax of
  ($40)                              --         --           --         --              (65)        --         --
Reclassification adjustments,
  net of tax of ($12)                --         --           --         --              (20)        --         --
TOTAL COMPREHENSIVE INCOME                                                                                                   410
Issuances of CD common stock         28         --          476         --               --         --         --            476
Issuances of Move.com common
  stock                               4         --           93         --               --         --         --             93
Exercise of stock options            17         --           56         --               --          2         26             82
Tax benefit from exercise of
  stock options                      --         --           66         --               --         --         --             66
Repurchases of CD common
  stock                              --         --           --         --               --        (17)      (306)          (306)
Repurchases of Move.com
  common stock                       (2)        --         (100)        --               --         --         --           (100)
Mandatorily redeemable
  preferred securities issue
  by subsidiary holding
  solely senior debentures
  issued by the Company              --         --         (108)        --               --         --         --           (108)
Rights issuable                      --         --          (41)        --               --         --         --            (41)
Other                                --         --           (4)        --               --         --         --             (4)
                               --------   --------   ----------   --------   --------------   --------   --------   ------------
BALANCE AT DECEMBER 31, 2000        917   $      9   $    4,540   $  2,027   $         (234)      (179)  $ (3,568)  $      2,774
                               --------   --------   ----------   --------   --------------   --------   --------   ------------

                      CENDANT CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                                 (IN MILLIONS)

                                                                              ACCUMULATED
                                  COMMON STOCK       ADDITIONAL                  OTHER          TREASURY STOCK          TOTAL
                               -------------------    PAID-IN     RETAINED   COMPREHENSIVE    -------------------   STOCKHOLDERS'
                                SHARES     AMOUNT     CAPITAL     EARNINGS        LOSS         SHARES     AMOUNT       EQUITY
                               --------   --------   ----------   --------   --------------   --------   --------   -------------
BALANCE AT JANUARY 1, 2001          917   $      9   $    4,540   $  2,027   $         (234)      (179)  $ (3,568)  $      2,774
COMPREHENSIVE INCOME:
Net income                           --         --           --        385               --         --         --
Currency translation
  adjustment                         --         --           --         --              (65)        --         --
Unrealized losses on cash
  flow hedges, net of tax of
  $22                                --         --           --         --              (33)        --         --
Minimum pension liability
  adjustment                         --         --           --         --              (21)        --         --
Unrealized gain on
  available-for-sale
  securities, net of tax of
  $21                                --         --           --         --               33         --         --
Reclassification
  adjustments,net of tax of
  $29                                --         --           --         --               56         --         --
TOTAL COMPREHENSIVE INCOME                                                                                                   355
Issuances of CD common stock        108          1        2,342         --               --         --         --          2,343
Exercise of stock options            26         --          237         --               --          2         27            264
Tax benefit from exercise of
  stock options                      --         --           59         --               --         --         --             59
Repurchases of CD common
  stock                              --         --           --         --               --        (12)      (226)          (226)
Repurchases of Move.com
  common stock                       (2)        --          (75)        --               --         --         --            (75)
Present value of forward
  purchase contract
  distributions and related
  costs                              --         --          (48)        --               --         --         --            (48)
Modifications to stock
  options                            --         --           25         --               --         --         --             25
Issuance of CD common stock
  and conversion of stock
  options for acquisitions          117          1        1,604         --               --         --         --          1,605
Other                                --         --           (8)        --               --         --         --             (8)
                               --------   --------   ----------   --------   --------------   --------   --------   ------------
BALANCE AT DECEMBER 31, 2001      1,166   $     11   $    8,676   $  2,412   $         (264)      (189)  $ (3,767)  $      7,068
                               ========   ========   ==========   ========   ==============   ========   ========   ============

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

    The Company segregates the financial data related to its management and mortgage programs as such activities are autonomous and distinct from the Company's other activities. Assets classified under management and mortgage programs are assets generated in the operations of the Company's car rental, vehicle management, relocation, mortgage services and timeshare development businesses. The Company seeks to offset the interest rate exposures inherent in these assets by matching them with financial liabilities that have similar term and interest rate characteristics. Fees generated from these assets are used, in part, to repay the interest and principal associated with the financial liabilities. Funding for the Company's assets under management and mortgage programs is also provided by both unsecured borrowings and secured financing arrangements, which are classified as liabilities under management and mortgage programs, as well as securitization facilities with special purpose entities. Cash inflows and outflows relating to the generation or acquisition of assets and the principal debt repayment or financing of such assets are classified as activities of the Company's management and mortgage programs.

    CASH AND CASH EQUIVALENTS

    The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    INVESTMENTS

    Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company's non-marketable preferred stock investments are classified as available-for-sale debt securities or accounted for at cost, as appropriate. All other non-marketable securities are carried at cost. Common stock investments in affiliates over which the Company has the ability to exercise significant influence but not a controlling interest are carried on the equity method of accounting. Available-for-sale securities are carried at current fair value with unrealized gains or losses reported net of taxes as a separate component of stockholders' equity. During 2000 and 1999, the Company reported net realized gains of $32 million and $65 million, respectively, related to its available-for-sale securities. Trading securities are recorded at fair value with unrealized gains and losses reported currently in earnings. During 2001, 2000 and 1999, the Company reported net realized gains of $77 million, $5 million and $8 million, respectively, related to its trading securities.

    All of the Company's short-term investments are included in other current assets on the Company's Consolidated Balance Sheets and all long-term investments are included in other noncurrent assets. All realized gains and losses and preferred dividend income are recorded within other revenues in the Consolidated Statements of Operations. Gains and losses on securities sold are based on the specific identification method. Declines in market value that are judged to be "other than temporary" are recorded as a component of net gain (loss) on dispositions of businesses and impairment of investments.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation, recorded as a component of non-vehicle depreciation and amortization on the Consolidated Statements of Operations, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Useful lives range from 5 to 50 years for buildings and improvements and 2 to 11 years for furniture, fixtures and equipment. Amortization of leasehold improvements, also recorded as a component of non-vehicle depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter, generally ranging from 2 to 15 years.

    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

    All intangible assets acquired prior to July 1, 2001 and intangible assets with finite lives acquired after June 30, 2001 were amortized on a straight-line basis over their estimated periods to be benefited. Franchise agreements are generally amortized over a period ranging from 12 to 40 years, while all other intangible assets with finite lives are generally amortized over a period ranging from 5 to 40 years. Goodwill resulting from purchase business combinations consummated prior to June 30, 2001 was amortized on a straight-line basis over the estimated periods to be benefited, substantially ranging from 25 to 40 years. For business combinations consummated after June 30, 2001, goodwill and indefinite-lived intangible assets were not amortized during 2001 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Pursuant to SFAS No. 142, as of January 1, 2002, the Company will not amortize any goodwill or indefinite-lived intangible assets. The recoverability of goodwill and intangible assets was evaluated on a separate basis for each acquisition by comparing the respective carrying value to the current and expected future cash flows, on an undiscounted basis. Pursuant to SFAS No. 142, as of January 1, 2002, the Company will be required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

    ASSET IMPAIRMENTS

    The Company periodically evaluates the recoverability of its long-lived assets, with the exception of goodwill and identifiable intangible assets, by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business.

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

       - All derivatives are recorded at fair value either as assets or liabilities.

       - Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in earnings and included either as a component of net revenues or net non-vehicle interest expense, based upon the nature of the hedged item, in the Consolidated Statement of Operations.

       - Changes in fair value of the hedged item in a fair value hedge are recorded as an adjustment to the carrying amount of the hedged item and recognized currently in earnings as a component of net revenues or net non-vehicle interest expense, based upon the nature of the hedged item, in the Consolidated Statement of Operations.

       - The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported currently in earnings as a component of net revenues or net non-vehicle interest expense, based upon the nature of the hedged item.

       - Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

    The Company is also party to certain contracts containing embedded derivatives. As required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," certain embedded derivatives have been bifurcated from their host contracts and are recorded at fair value in the Consolidated Balance Sheet. The total fair value of the Company's embedded derivatives and changes in fair value during 2001 were not material to the Company's financial position or results of operations.

    SECURITIZATIONS

    The Company sells a significant portion of its residential mortgage loans, its relocation receivables and its timeshare receivables into securitization entities as part of its financing strategy. The Company retains the servicing rights and, in some instances, subordinated residual interests in the mortgage loans and relocation and timeshare receivables. The investors have no recourse to the Company's other assets for failure of debtors to pay when due. The retained interests are classified as either trading or available-for-sale securities. Gains or losses relating to the assets sold are allocated between such assets and the retained interests based on their relative fair values at the date of transfer. The Company estimates fair value of retained interests based upon the present value of expected future cash flows. The value of these retained interests is subject to the prepayment risks, expected credit losses and interest rate risks of the transferred financial assets.

    The Company applies generally accepted accounting principles and interpretations when evaluating whether it should consolidate the securitization entities. Typically, if the Company does not retain both control of the assets transferred to the securitization entities, as well as the risks and rewards of those assets, the Company will not consolidate such entities. In determining whether the securitization entity should be consolidated, the Company considers whether the entity is a qualifying special purpose entity, as defined by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125."

    REVENUE RECOGNITION

    FRANCHISING. Franchise revenue principally consists of royalties, as well as marketing and reservation fees, which are primarily based on a percentage of franchisee commissions and/or gross revenue. Royalty, marketing and reservation fees are accrued as the underlying franchisee revenue is earned. Annual rebates given to certain franchisees on royalty fees are recorded as a reduction to revenues and are accrued for in direct proportion to the recognition of the underlying gross franchise revenue. Franchise revenue also includes initial franchise fees, which are recognized as revenue when all material services or conditions relating to the sale have been substantially performed, which is generally when a franchised unit is opened.

    MORTGAGE. Loan origination fees, commitment fees paid in connection with the sale of loans and certain direct loan origination costs associated with loans are deferred until such loans are sold. Mortgage loans are recorded at the lower of cost or market value on an aggregate basis. Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. Fees received for servicing loans are recognized for servicing mortgage loans owned by investors upon receipt and are recorded net of guaranty fees. Costs associated with loan servicing are charged to expense as incurred.

    A mortgage servicing right ("MSR") is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified servicing activities. The total cost of loans originated or acquired is allocated between the MSR and the mortgage loan, without the servicing rights, based on relative fair values. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies. MSRs are initially recorded at relative fair value and subsequently amortized over the estimated life of the related loan portfolio in proportion to projected net servicing revenues. Such amortization, which is recorded as a reduction of net servicing revenue in the Consolidated Statements of Operations, was $237 million, $153 million and $118 million during 2001, 2000 and 1999, respectively. For purposes of performing its impairment evaluation, the Company stratifies its portfolio on the basis of interest rates of the underlying mortgage loans. The Company measures impairment for each stratum by comparing estimated fair value to the carrying amount. Fair value is estimated based on expected cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. Temporary impairment is recorded through a valuation allowance in the period of occurrence. During 2001, the Company recorded net aggregate write-downs of $144 million through a valuation allowance, of which $94 million was directly related to unprecedented interest rate reductions subsequent to the September 11th terrorist attacks and $50 million was related to changes in estimates in the ordinary course of business.

    RELOCATION. Revenues and related costs associated with the purchase and resale of a transferee's residence are recognized as services are provided. Relocation services revenue is generally recorded net of costs reimbursed by client corporations and interest expense incurred to fund the purchase of a transferee's residence. Such interest expense totaled $1 million, $2 million and $40 million during 2001, 2000 and 1999, respectively. Revenue for other fee-based programs, such as home marketing assistance, household goods moves and destination services, are recognized over the periods in which the services are provided and the related expenses are incurred.

    TIMESHARE EXCHANGE. Timeshare exchange revenue principally consists of exchange fees and subscription revenue. Exchange fees are recognized as revenue when the exchange request has been confirmed to the subscribing members. Subscription revenue represents the fees from subscribing members. As of January 1, 2000, the Company recognized subscription revenue on a straight-line basis over the subscription period during which delivery of publications and other services are provided to the subscribing members. Costs to procure the subscriptions are expensed as incurred. Prior to January 1, 2000, the Company recognized non-refundable subscription revenue at the time of contract execution and cash receipt. Refundable subscription revenue was recognized over the subscription period, except for the portion that was equal to procurement costs, which was recognized upon initiation of a subscription.

    TIMESHARE SALES AND MARKETING. Vacation ownership interests sold by the Company consist of either undivided fee simple interests or specified fixed week interval ownership in fully furnished vacation units. The Company recognizes sales of vacation ownership interests on a full accrual basis after a binding sales contract has been executed, a 10% minimum down payment has been received, the statutory rescission period has expired and title to the real estate inventory has passed to the Company. During the construction phase, the Company recognizes revenues using the percentage-of-completion method of accounting as inventory is purchased. The completion percentage is determined by the proportion of real estate inventory and certain sales and marketing costs incurred to total estimated costs. The remaining revenue and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred. Until a contract for sale qualifies for revenue recognition, all payments received are accounted for as deposits. Commissions and other direct selling costs are deferred until the sale is recorded. If a contract is cancelled before qualifying as a sale, non-recoverable expenses are charged to the current period and deposits forfeited are credited to income.

    CAR RENTAL.  Revenue is recognized over the period the vehicle is rented.

    FLEET LEASING. The Company leases its vehicles under three standard arrangements: open-end operating leases, closed-end operating leases or open-end finance leases (direct financing leases). Each lease is either classified as an operating lease or a direct financing lease, as appropriate. Lease revenues, which contain a depreciation component, an interest component and a management fee component, are recognized based on the lease term of the vehicle, which generally ranges from 48 to 72 months. Amounts charged to the lessees for interest are generally calculated on a floating rate basis and can vary month to month in accordance with changes in the floating rate index. Amounts charged to lessees for interest can also be based on a fixed rate that would remain constant for the life of the lease. Amounts charged to the lessees for depreciation are based on the straight-line depreciation of the vehicle over its expected lease term. Management fees and other fleet management services revenues are recognized over the period in which services are provided and the related expenses are incurred.

    TRAVEL DISTRIBUTION. Revenues generated from fees charged to airline, car rental, hotel and other travel suppliers for bookings made through the Company's computerized reservation system are recognized at the time the reservation is made for air bookings, at the time of pick-up for car bookings and at the time of check-out for hotel bookings.

    INDIVIDUAL MEMBERSHIP. In July 2001, the Company outsourced its individual membership business to Trilegiant Corporation (see Note 25--Related Party Transactions for a detailed description of this transaction). Prior to this transaction, the Company generally recognized membership revenue upon the expiration of the membership period, as memberships are generally cancelable for a full refund of the membership fee during the entire membership period, which is generally one year. Revenues generated from certain memberships, which were subject to a pro rata refund were recognized ratably over the membership period. Subsequent to the outsourcing of the individual membership business, the Company continued to recognize revenue in the same manner for its members that existed as of the transaction date.

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

    VEHICLE DEPRECIATION, LEASE CHARGES AND INTEREST, NET

    Vehicles owned by the Company are stated at cost, net of accumulated depreciation. Rental vehicles are depreciated at rates ranging from 11% to 28% per annum based on manufacturer repurchase programs. Leased vehicles are depreciated on a straight-line basis over their estimated useful lives, ranging from 3 to 6 years. Depreciation expense is net of the amortization of certain incentives and allowances provided by various vehicle manufacturers. Gains or losses on the sale of vehicles are reflected as an adjustment to depreciation. Interest expense directly associated with the funding of vehicles was $329 million and $90 million during 2001 and 1999, respectively, and recorded as a component of vehicle depreciation, lease charges and interest, net on the Consolidated Statements of Operations.

    ADVERTISING EXPENSES

    Advertising costs, including direct response advertising related to membership and timeshare sales programs, are generally expensed in the period incurred. Advertising expenses in 2001, 2000 and 1999 were $632 million, $549 million and $582 million, respectively.

    STOCK-BASED COMPENSATION

    The Company utilizes the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans to employees.

    CHANGES IN ACCOUNTING POLICIES

    BUSINESS COMBINATIONS. On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations," which prohibits the use of the pooling of interests method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and requires additional disclosures for material business combinations completed after such date. Upon adoption of SFAS No. 142 on January 1, 2002, intangible assets required to be reclassified to goodwill were not material.

    RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED AND RETAINED INTERESTS IN SECURITIZED FINANCIAL ASSETS. On January 1, 2001, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue
    No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets." EITF Issue No. 99-20 modified the accounting for interest income and impairment of beneficial interests in securitization transactions, whereby beneficial interests determined to have an other-than-temporary impairment are required to be written down to fair value. The adoption of EITF Issue No. 99-20 resulted in the recognition of a non-cash charge of $46 million ($27 million, after tax) during first quarter 2001 to account for the cumulative effect of the accounting change.

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.  On
    January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS
    No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS No. 133, the Company has recorded all such derivatives at fair value in the Consolidated Balance Sheet. The adoption of SFAS No. 133 resulted in the recognition of a non-cash charge of $16 million ($11 million, after tax) in the Consolidated Statement of Operations on January 1, 2001 to account for the cumulative effect of the accounting change relating to derivatives designated in fair value type hedges prior to adopting SFAS No. 133, to derivatives not designated as hedges and to certain embedded derivatives. As provided for in SFAS No. 133, the Company also reclassified certain financial investments as trading securities at January 1, 2001, which resulted in a pre-tax net benefit of $10 million recorded in other revenues within the Consolidated Statement of Operations.

    ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. On December 31, 2000, the Company adopted the disclosure requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." On April 1, 2001, the Company adopted the remaining provisions of this standard, as required. SFAS
    No. 140 revised the criteria for accounting for securitizations, other financial asset transfers and collateral and introduced new disclosures, but otherwise carried forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendment. The impact of adopting the remaining provisions of this standard was not material to the Company's financial position or results of operations.

    REVENUE RECOGNITION. On January 1, 2000, the Company revised certain revenue recognition policies regarding the recognition of non-refundable one-time fees and the recognition of pro rata refundable subscription revenue as a result of the adoption of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The adoption of SAB No. 101 also resulted in a non-cash charge of approximately $89 million ($56 million, after tax) on January 1, 2000 to account for the cumulative effect of the accounting change.

    The impact of adopting these standards was not material to the Company's consolidated results of operations or financial position.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    GOODWILL AND OTHER INTANGIBLE ASSETS. On January 1, 2002, the Company adopted SFAS No. 142 in its entirety. SFAS No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This standard eliminates the amortization of goodwill and indefinite-lived intangible assets. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company will be required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company has reassessed the useful lives assigned to its intangible assets acquired in transactions consummated prior to July 1, 2001 and the related amortization methodology. Accordingly, the Company identified those intangible assets that have indefinite lives, adjusted the future amortization periods of certain intangible assets appropriately and changed amortization methodologies where appropriate.

    Based upon a preliminary assessment, the Company expects that the increase in pre-tax net income from the application of the non-amortization provisions of SFAS No. 142 would have approximated $215 million, $110 million and $126 million for 2001, 2000 and 1999, respectively.

    The Company reviewed the carrying value of all its goodwill and other intangible assets by comparing such amounts to their fair value and determined that the carrying amounts of such assets did not exceed their respective fair values. Accordingly, the initial implementation of this standard will not result in a charge and, as such, will not impact the Company's results of operations during 2002.

    IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion
    No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. The Company adopted this standard on January 1, 2002.

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

    Earnings per share ("EPS") for periods after March 31, 2000, the date of the original issuance of Move.com common stock, has been calculated using the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common stock according to the related earnings participation rights. Under the two-class method, basic EPS for Move.com common stock is calculated by dividing earnings attributable to Move.com common stockholders by the weighted average number of Move.com shares outstanding during the period. Earnings attributable to Move.com common stockholders is calculated as the percentage of the number of shares of Move.com common stock outstanding compared to the number of shares that, if issued, would represent 100% of the equity (and would include the 22,500,000 notional shares of Move.com common stock representing Cendant Group's retained interest in Move.com Group) in the earnings or losses of Move.com Group.

    Income (loss) per common share from continuing operations for each class of common stock was computed as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    2001          2000          1999
                                                                  --------      --------      --------
    CD COMMON STOCK
    INCOME (LOSS) FROM CONTINUING OPERATIONS:
    Cendant Group                                                   $168          $722         $(215)
    Cendant Group's retained interest in Move.com Group              238           (56)          (14)
                                                                    ----          ----         -----
    Income (loss) from continuing operations for basic EPS           406           666          (229)
    Convertible debt interest, net of tax                             11            11            --
    Adjustment to Cendant Group's retained interest in Move.com
      Group(a)                                                        (3)           --            --
                                                                    ----          ----         -----
    Income (loss) from continuing operations for diluted EPS        $414          $677         $(229)
                                                                    ====          ====         =====
    WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                                            869           724           751
      Stock options, warrants and non-vested shares                   30            20            --
      Convertible debt                                                18            18            --
                                                                    ----          ----         -----
    Diluted                                                          917           762           751
                                                                    ====          ====         =====

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2001       2000
                                                                  --------   --------
    MOVE.COM COMMON STOCK
    INCOME (LOSS) FROM CONTINUING OPERATIONS:
    Move.com Group                                                 $ 255      $  (62)
    Less: Cendant Group's retained interest in Move.com Group        238         (56)
                                                                   -----      ------
    Income (loss) from continuing operations for basic EPS            17          (6)

    Adjustment to Cendant Group's retained interest in Move.com
      Group(a)                                                         3          --
                                                                   -----      ------
    Income (loss) from continuing operations for diluted EPS       $  20      $   (6)
                                                                   =====      ======
    WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic and Diluted                                                2           3
                                                                   =====      ======
    INCOME (LOSS) PER SHARE:
      Basic
        Income (loss) from continuing operations                   $9.94      $(1.76)
        Net income (loss)                                          $9.87      $(1.76)
      Diluted
        Income (loss) from continuing operations                   $9.81      $(1.76)
        Net income (loss)                                          $9.74      $(1.76)

    ----------------------------------
     (a) Represents the change in Cendant Group's retained interest in Move.com Group due to the dilutive impact of Move.com common stock options.

    Basic and diluted loss per share of CD common stock from the cumulative effect of accounting changes was $0.05 and $0.04, respectively, for 2001 and $0.08 each for 2000. Basic and diluted gain per share of CD common stock from the disposal of discontinued operations was $0.23 each for 1999.

    The following table summarizes the Company's outstanding common stock equivalents which were antidilutive and therefore excluded from the computation of diluted EPS:

                                                                           DECEMBER 31,
                                                                  ------------------------------
                                                                    2001       2000       1999
                                                                  --------   --------   --------
    CD COMMON STOCK
      Options(a)                                                        98     110        183
      Warrants(b)                                                        2       2          2
      Convertible debt                                                  --      --         18
      FELINE PRIDES                                                     --      63         41
      Upper DECS(c)                                                     40      --         --

    MOVE.COM COMMON STOCK
      Options(d)                                                        --       6         --

    ----------------------------------
     (a) The weighted average exercise prices for antidilutive options at December 31, 2001, 2000 and 1999 were $22.59, $22.27 and $15.24, respectively.

     (b) The weighted average exercise prices for antidilutive warrants at December 31, 2001, 2000 and 1999 were $21.31, $21.31 and $16.77, respectively.

     (c) The appreciation price for antidilutive Upper DECS at December 31, 2001 was $28.42.

     (d) The weighted average exercise price for antidilutive options at December 31, 2000 was $18.60.

    The Company's contingently convertible debt securities, which provide for the potential issuance of approximately 138 million shares of CD common stock, were not included in the computation of diluted EPS for 2001 as the related contingency provisions were not satisfied during such period (see
    Note 15--Long-term Debt and Borrowing Arrangements for a detailed discussion of the contingency provisions).

3.  ACQUISITIONS

    AVIS GROUP HOLDINGS, INC. On March 1, 2001, the Company acquired all of the outstanding shares of Avis Group Holdings, Inc. ("Avis"), one of the world's leading service and information providers for comprehensive automotive transportation and vehicle management solutions, for approximately
    $994 million. The allocation of the purchase price is summarized as follows:

                                                                   AMOUNT
                                                                  --------
    Cash consideration                                             $  937
    Fair value of converted options                                    17
    Transaction costs and expenses                                     40
                                                                   ------
    Total purchase price                                              994
    Book value of Cendant's existing net investment in Avis           409
                                                                   ------
    Cendant's basis in Avis                                         1,403
    Less: Historical value of liabilities assumed in excess of
      assets acquired                                                (207)
    Less: Fair value adjustments                                     (258)
                                                                   ------
    Excess purchase price over fair value of assets acquired and
      liabilities assumed                                          $1,868
                                                                   ======

    FAIRFIELD RESORTS, INC. On April 2, 2001, the Company acquired all of the outstanding shares of Fairfield Resorts, Inc., formerly Fairfield Communities, Inc. ("Fairfield"), one of the largest vacation ownership companies in the United States, for approximately $760 million in cash, including $20 million of transaction costs and expenses and $46 million related to the conversion of Fairfield employee stock options into CD common stock options. As part of the acquisition, the Company also assumed approximately $146 million of Fairfield debt, $125 million of which has been repaid. This acquisition was not significant on a pro forma basis.

    GALILEO INTERNATIONAL, INC. On October 1, 2001, the Company acquired all of the outstanding shares of Galileo International, Inc. ("Galileo"), a leading provider of electronic global distribution services for the travel industry, for approximately $1.9 billion, including approximately $36 million of estimated transaction costs and expenses and approximately $32 million related to the conversion of Galileo employee stock options into CD common stock options. The Company expects the acquisition to enhance its growth prospects in the global market for travel services due to Galileo's global presence in air travel bookings. Approximately $1.5 billion of the merger consideration was funded through the issuance of approximately 117 million shares of CD common stock, with the remainder being financed from available cash. As part of the acquisition, the Company also assumed approximately $586 million of Galileo debt, $555 million of which has been repaid. The preliminary allocation of the purchase price is summarized as follows:

                                                                   AMOUNT
                                                                  --------
    Cash consideration                                             $  358
    Issuance of CD common stock                                     1,482
    Fair value of converted options                                    32
    Transaction costs and expenses                                     36
                                                                   ------
    Total purchase price                                            1,908
    Less: Historical value of assets acquired in excess of
      liabilities assumed                                             253
    Less: Fair value adjustments                                     (471)
                                                                   ------
    Excess purchase price over fair value of assets acquired and
      liabilities assumed                                          $2,126
                                                                   ======

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

    Total current assets                                           $  293
    Property and equipment, net                                       330
    Intangible assets                                                 444
    Goodwill                                                        2,126
    Other noncurrent assets                                           175
                                                                   ------
    TOTAL ASSETS ACQUIRED                                           3,368
                                                                   ------
    Total current liabilities                                         741
    Long-term debt                                                    453
    Other noncurrent liabilities                                      266
                                                                   ------
    TOTAL LIABILITIES ASSUMED                                       1,460
                                                                   ------
    NET ASSETS ACQUIRED                                            $1,908
                                                                   ======

    The intangible assets acquired comprised customer lists of $300 million, which are being amortized over 25 years, and a registered trademark of $125 million, which is not subject to amortization as its useful life is indefinite. The goodwill was assigned to the Company's Travel Distribution segment. The Company expects $162 million of such goodwill to be deductible for tax purposes.

    CHEAP TICKETS, INC. On October 5, 2001, the Company acquired all of the outstanding common stock of Cheap Tickets, Inc. ("Cheap Tickets"), a leading provider of discount leisure travel products, for approximately
    $313 million, net of cash acquired (approximately $286 million in cash), including $18 million of estimated transaction costs and expenses and $27 million related to the conversion of Cheap Tickets employee stock options into CD common stock options. This acquisition was not significant on a pro forma basis.

    OTHER. The Company also completed the acquisitions of certain other businesses during 2001, 2000 and 1999 for approximately $241 million, $63 million and $46 million primarily in cash, respectively. These acquisitions were not significant on a pro forma basis.

    These acquisitions were accounted for using the purchase method of accounting; accordingly, assets acquired and liabilities assumed were recorded in the Company's Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such date. The excess of the purchase price over the estimated fair value of the underlying assets acquired and liabilities assumed was allocated to goodwill. Goodwill resulting from the acquisitions of Avis and Fairfield was being amortized over 40 years on a straight-line basis until the adoption of SFAS No. 142 on January 1, 2002.

    In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions and are subject to revision when appraisals have been finalized. Accordingly, revisions to the allocations, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations. The results of operations of these businesses have been included in the Company's Consolidated Statement of Operations since their respective dates of acquisition.

    Pro forma net revenues, income from continuing operations, net income and the related per share data would have been as follows had the acquisitions of Avis and Galileo occurred on January 1st of each period presented:

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2001       2000
                                                                  --------   --------
    Net revenues                                                  $10,857    $10,167
    Income from continuing operations                                 641      1,092
    Net income                                                        596      1,034

    CD COMMON STOCK INCOME PER SHARE:
      BASIC
        Income from continuing operations                         $  0.63    $  1.31
        Net income                                                   0.59       1.24
      DILUTED
        Income from continuing operations                         $  0.61    $  1.26
        Net income                                                   0.57       1.20

    These pro forma results do not give effect to any synergies expected to result from the acquisitions of Avis and Galileo and are not necessarily indicative of what actually would have occurred if the acquisitions had been consummated on January 1st of each period, nor are they necessarily indicative of future consolidated results.

    The Company is in the process of integrating the operations of its acquired businesses and expects to incur transition costs relating to such integrations. Transition costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating certain other activities. These costs will be recorded on the Company's Consolidated Balance Sheet as adjustments to the purchase price or on the Company's Consolidated Statement of Operations as expenses, as appropriate.

4.  DISPOSITIONS OF BUSINESSES AND IMPAIRMENT OF INVESTMENTS

    DISPOSITIONS OF BUSINESSES

    HOMESTORE.COM, INC. On February 16, 2001, the Company completed the sale of its real estate Internet portal, move.com, along with certain ancillary businesses to Homestore.com, Inc. ("Homestore") in exchange for approximately 21 million shares of Homestore common stock, then-valued at $718 million. The operations of these businesses were not material to the Company's financial position, results of operations or cash flows. The Company recorded a gain of $548 million on the sale of these businesses, of which $436 million
    ($262 million, after tax) was recognized at the time of closing. The Company deferred $112 million of the gain, which represented the portion that was equivalent to its common equity ownership percentage in Homestore at the time of closing. The deferred gain was being recognized into income over five years as a component of equity in Homestore.com within the Consolidated Statement of Operations. During 2001, the Company recognized $35 million of this deferred gain. The difference between the value of the Company's investment in Homestore and the underlying equity in the net assets of Homestore was $431 million, which was also being amortized over five years as a component of equity in Homestore.com within the Consolidated Statement of Operations. Such difference was reduced by $135 million during 2001, of which $67 million represented amortization. The remaining $68 million primarily related to the contribution of approximately 1.5 million shares of Homestore common stock to Trip Network, Inc. ("Trip Network"), formerly Travel Portal, Inc. and the distribution of 1.7 million shares of Homestore common stock to former Move.com common stockholders in exchange for then-outstanding shares of Move.com common stock (see Note 25--Related Party Transactions for a detailed discussion of the Company's relationship with Trip Network).

    In connection with a protracted decline in the value of Homestore's common stock since July 2001, the Company reviewed its investment in Homestore for other-than-temporary impairment during fourth quarter 2001. After consideration of several indicators, including the extent to which the market value of Homestore had declined, the Company determined that an other-than-temporary impairment had occurred and, as a result, revalued its investment to the Company's estimate of Homestore's fair value. Accordingly, the Company recorded a net impairment charge of $407 million ($244 million, after tax) during fourth quarter 2001 in connection with this revaluation. During fourth quarter 2001, the Company also recorded its proportionate share of Homestore's estimated fourth quarter 2001 losses to the extent that such amount did not reduce the Company's investment in Homestore beyond zero. Such amount is included as a component of losses related to equity in Homestore.com on the Consolidated Statement of Operations. At December 31, 2001, the Company's investment in Homestore was recorded at zero.

    FLEET BUSINESSES. During 1999, the Company sold its fleet businesses to Avis, whereby Avis acquired the net assets of the fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance to the Company of $360 million of non-voting convertible preferred stock of Avis Fleet Leasing and Management Corporation, a wholly-owned subsidiary of Avis. Coincident with the closing of the transaction, Avis refinanced the assumed debt which was payable to the Company. Accordingly, the Company received additional consideration of $3.0 billion in cash and a $30 million receivable from Avis, which was repaid by Avis during 2000.

    The Company realized a net gain of $881 million ($866 million, after tax) on the sale of its fleet businesses, of which $715 million ($702 million, after tax) was recognized at the time of closing and $166 million ($164 million, after tax) was deferred at the date of disposition. The realized gain was net of approximately $90 million of transaction costs. The Company deferred the portion of the realized net gain equivalent to its common equity ownership percentage in Avis at the time of closing, which was included in deferred income in the Consolidated Balance Sheet at December 31, 2000. The deferred gain was being recognized into income over 40 years (from the date of sale through March 1, 2001, the date the Company acquired Avis), which was consistent with the period Avis was amortizing the goodwill generated from the transaction. During 2000, the Company recognized $35 million of the deferred gain due to the sale by Avis of its European vehicle management services business in 2000. During 1999, the Company recognized $9 million of the deferred gain due to the sale of a portion of the Company's equity ownership in Avis in 1999. On March 1, 2001, in connection with the Company's acquisition of Avis, the common and preferred stock held by the Company and the unamortized deferred gain, which aggregated $409 million, were accounted for as components of Cendant's net investment in Avis (see
    Note 25--Related Party Transactions).

    OTHER. During 2001 and 2000, the Company recorded net losses of $19 million and $43 million related to the disposition of certain non-strategic businesses. The Company also reviewed its other investments during 2001 and determined that other-than-temporary impairments had occurred for certain of these investments and, as a result, recorded impairment charges of $34 million ($21 million, after tax).

    During 1999, the Company also completed the sale of its Green Flag business unit and approximately 85% of its Entertainment Publications, Inc. business unit for cash of $401 million and $281 million, respectively. The Company realized a net gain of approximately $27 million and $156 million
    ($8 million and $78 million, after tax), respectively, on the sale of these businesses. Additionally, during 1999, the Company completed the dispositions of certain other businesses, including North American Outdoor Group, Central Credit, Inc., Global Refund Group, Spark Services, Inc., Match.com, National Leisure Group and National Library of Poetry. Aggregate consideration received on such dispositions was comprised of approximately $407 million in cash. The Company realized a net gain of $202 million
    ($81 million, after tax) on the dispositions of these businesses.

5.  DISCONTINUED OPERATIONS

    During 1999, the Company completed the sale of Cendant Software Corporation, which was classified as a discontinued operation during 1998, for net cash proceeds of $770 million and recognized a gain on the disposal of this business of $299 million ($174 million, after tax).

6.  FRANCHISING AND MARKETING/RESERVATION ACTIVITIES

    Franchising revenues received from lodging properties, car rental locations, tax preparation offices and real estate brokerage offices were $787 million, $857 million and $839 million for 2001, 2000 and 1999, respectively. During 2001, the Company's tax preparation subsidiary sold approximately 700 franchised units, increasing the total units franchised by this subsidiary to approximately 4,000.

    The Company also receives marketing and reservation fees primarily from its lodging and real estate franchisees, which are calculated based on a specified percentage of gross room revenues or based on a specified percentage of gross closed commissions earned on the sale of real estate, subject to certain minimum and maximum payments. Such fees totaled
    $222 million, $290 million and $280 million during 2001, 2000 and 1999, respectively, and were included within service fees and membership-related revenues on the Consolidated Statements of Operations. As provided for in the franchise agreements and generally at the Company's discretion, all of these fees are to be expended for marketing purposes and the operation of a centralized brand-specific reservation system for the respective franchisees and are controlled by the Company until disbursement.

7.  OTHER CHARGES

    RESTRUCTURING AND OTHER UNUSUAL CHARGES

    2001 RESTRUCTURING CHARGE. As a result of changes in business and consumer behavior following the September 11th terrorist attacks, the Company's management formally committed to various strategic initiatives during fourth quarter 2001, which were generally aimed at aligning cost structures in the Company's underlying businesses in response to anticipated levels of volume. Accordingly, the Company incurred restructuring charges of $110 million, of which $21 million were non-cash ($40 million, $30 million, $22 million, $8 million, $7 million and $3 million of charges were recorded within Hospitality, Real Estate Services, Corporate and Other, Financial Services, Vehicles Services and Travel Distribution, respectively). The Company anticipates that these initiatives will be completed by the end of fourth quarter 2002. Liabilities associated with these initiatives are classified as a component of accounts payable and other current liabilities. The initial recognition of the charge and the corresponding utilization from inception are summarized by category as follows:

                                                                  2001                                  BALANCE AT
                                                              RESTRUCTURING     CASH        OTHER      DECEMBER 31,
                                                                 CHARGE       PAYMENTS    REDUCTIONS       2001
                                                              -------------   ---------   ----------   ------------
    Personnel related                                         $          68   $      11   $        5   $         52
    Asset impairments and contract terminations                          17           3           10              4
    Facility related                                                     25           1           --             24
                                                              -------------   ---------   ----------   ------------
    Total                                                     $         110   $      15   $       15   $         80
                                                              =============   =========   ==========   ============

    Personnel related costs primarily include severance resulting from the rightsizing of certain businesses and corporate functions. As of December 31, 2001, the Company formally communicated the termination of employment to approximately 3,000 employees, representing a wide range of employee groups, and approximately 2,100 employees were terminated. The Company anticipates the majority of the personnel related costs will be paid during first quarter 2002. All other costs were incurred primarily in connection with facility closures and lease obligations resulting from the consolidation of business operations.

    2001 UNUSUAL CHARGES. During 2001, the Company also incurred unusual charges totaling $273 million, of which $76 million were non-cash. Such charges primarily consisted of (i) $95 million related to the funding of an irrevocable contribution to an independent technology trust responsible for providing technology initiatives for the benefit of certain of the Company's current and future real estate franchisees, (ii) $85 million related to the funding of Trip Network (see Note 25--Related Party Transactions for a detailed description of this charge), (iii) $41 million related to the rationalization of the Avis fleet in response to the September 11th terrorist attacks (including the reduction in the fleet, as well as corresponding personnel reductions), (iv) $8 million related to the abandonment of certain software projects also in response to the September 11th terrorist attacks and (v) $7 million related to a contribution to the Cendant Charitable Foundation, which the Company established in September 2000 to serve as a vehicle for making charitable contributions to qualified organizations.

    2000 RESTRUCTURING CHARGE. During first quarter 2000, the Company incurred restructuring charges of $60 million in connection with various strategic initiatives (such liability was reduced by $4 million during 2001 as a result of a change in the original estimate of costs to be incurred). These initiatives were generally aimed at improving the overall level of organizational efficiency, consolidating and rationalizing existing processes, and reducing cost structures in the Company's underlying businesses. These initiatives primarily affected the Company's Hospitality and Financial Services segments and were completed by the end of first quarter 2001. Liabilities associated with these initiatives were classified as a component of accounts payable and other current liabilities as of December 31, 2000. The initial recognition of the charge and the corresponding utilization from inception are summarized by category as follows:

                                     2000                                  BALANCE AT                              BALANCE AT
                                 RESTRUCTURING     CASH        OTHER      DECEMBER 31,     CASH        OTHER      DECEMBER 31,
                                    CHARGE       PAYMENTS    REDUCTIONS       2000       PAYMENTS    REDUCTIONS       2001
                                 -------------   ---------   ----------   ------------   ---------   ----------   ------------
    Personnel related            $          25          18   $        1   $          6   $       4   $        2   $         --
    Asset impairments and
      contract terminations                 26           1           25             --          --           --             --
    Facility related                         9           2            1              6           4            2             --
                                 -------------   ---------   ----------   ------------   ---------   ----------   ------------
    Total                        $          60   $      21   $       27   $         12   $       8   $        4   $         --
                                 =============   =========   ==========   ============   =========   ==========   ============

    Personnel related costs primarily included severance resulting from the consolidation of business operations and certain corporate functions. The Company formally communicated the termination of employment to approximately 970 employees, representing a wide range of employee groups, all of whom were terminated by March 31, 2001. Asset impairments and contract terminations were incurred in connection with the exit of the Company's timeshare software development business. Facility related costs consisted of facility closures and lease obligations also resulting from the consolidation of business operations.

    2000 UNUSUAL CHARGES. During 2000, the Company also incurred unusual charges totaling $49 million. Such charges primarily included
    (i) $21 million of costs to fund an irrevocable contribution to an independent technology trust responsible for completing the transition of the Company's lodging franchisees to a common property management system,
    (ii) $11 million of executive termination costs, (iii) $7 million of costs primarily related to the abandonment of certain computer system applications, (iv) $3 million of costs related to stock option contract modifications and (v) $3 million of costs for the postponement of the initial public offering of Move.com common stock.

    1999 UNUSUAL CHARGES. During 1999, the Company incurred unusual charges totaling $117 million. Such charges primarily represented (i) $85 million incurred in connection with the creation of Netmarket Group, Inc., a company that was created to pursue the development and expansion of interactive businesses, (ii) $23 million primarily related to an irrevocable contribution to an independent technology trust responsible for completing the transition of the Company's lodging franchisees to a common property management system and (iii) $7 million primarily related to the termination of a proposed acquisition.

    ACQUISITION AND INTEGRATION RELATED COSTS

    During 2001, the Company incurred charges of $112 million primarily in connection with the outsourcing of its information technology operations and the integration of existing travel agency businesses to Galileo's computerized reservations system. The Company outsourced its data operations, including its global distribution system, desktop support and other related services. Included in this charge are the costs of certain actions taken by management in connection with the acquisitions that did not meet the accounting criteria for capitalization.

    MORTGAGE SERVICING RIGHTS IMPAIRMENT

    As previously discussed, during fourth quarter 2001, the Company determined that an impairment of its mortgage servicing rights portfolio had occurred due to unprecedented interest rate reductions subsequent to the September 11th terrorist attacks that the Company deemed not to be in the ordinary course of business. Accordingly, the Company recorded an impairment charge of $94 million.

    LITIGATION SETTLEMENTS AND RELATED COSTS

    During 2001, 2000 and 1999, the Company recorded charges of $100 million, $43 million and $21 million, respectively, for litigation settlement and related costs in connection with previously discovered accounting irregularities in the former business units of CUC and resulting investigations into such matters.

    During 2001 and 2000, the Company recorded non-cash credits of $14 million and $41 million, respectively, to reflect adjustments to the PRIDES class action litigation settlement charge recorded by the Company in 1998. Such adjustments represented a reduction in the number of Rights to be issued in connection with the settlement (see Note 18--Mandatorily Redeemable Trust Preferred Securities Issued by Subsidiary Holding Solely Senior Debentures Issued by the Company for a detailed discussion regarding the settlement).

    During 1999, the Company incurred charges of approximately $2.89 billion in connection with the agreement to settle its principal common stockholder class action lawsuit (see Note 14--Stockholder Litigation Settlement for a detailed discussion regarding this settlement).

8.  INCOME TAXES

    The income tax provision (benefit) consists of:

                                                                            YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------
                                                                        2001          2000          1999
                                                                      --------      --------      --------
    CURRENT
    Federal                                                             $ 48          $ 81         $ 306
    State                                                                 21            19             9
    Foreign                                                               59            52            44
                                                                        ----          ----         -----
                                                                         128           152           359
                                                                        ----          ----         -----
    DEFERRED
    Federal                                                              113           220          (748)
    State                                                                 (5)           (9)          (24)
    Foreign                                                               (1)           (1)            7
                                                                        ----          ----         -----
                                                                         107           210          (765)
                                                                        ----          ----         -----
    PROVISION (BENEFIT) FOR INCOME TAXES                                $235          $362         $(406)
                                                                        ====          ====         =====

    Pre-tax income (loss) for domestic and foreign operations consisted of the following:

                                                                     YEAR ENDED DECEMBER 31,
                                                                  ------------------------------
                                                                    2001       2000       1999
                                                                  --------   --------   --------
    Domestic                                                        $529      $  896     $(793)
    Foreign                                                          230         210       219
                                                                    ----      ------     -----
    Pre-tax income (loss)                                           $759      $1,106     $(574)
                                                                    ====      ======     =====

    Deferred income tax assets and liabilities are comprised of:

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2001       2000
                                                                  --------   --------
    CURRENT DEFERRED INCOME TAX ASSETS
    Stockholder litigation settlement                              $  536     $   --
    Unrealized loss on marketable securities                           47         46
    Accrued liabilities and deferred income                           215        200
    Provision for doubtful accounts                                    47         25
    Acquisition and integration related liabilities                    22         21
                                                                   ------     ------
    Current deferred income tax assets                                867        292
                                                                   ------     ------
    CURRENT DEFERRED INCOME TAX LIABILITIES
    Insurance retention refund                                         20         20
    Franchise acquisition costs                                        17         12
    Prepaid expense                                                   106         83
    Other                                                              27          3
                                                                   ------     ------
    Current deferred income tax liabilities                           170        118
                                                                   ------     ------
    CURRENT NET DEFERRED INCOME TAX ASSET                          $  697     $  174
                                                                   ======     ======

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2001       2000
                                                                  --------   --------
    NONCURRENT DEFERRED INCOME TAX ASSETS
    Stockholder litigation settlement                              $   --     $  922
    Net operating loss carryforwards                                  873        616
    State net operating loss carryforwards                            349        193
    Capital loss carryforward                                         112         --
    Acquisition and integration related liabilities                   141         19
    Accrued liabilities and deferred income                           132         48
    Other                                                              14         23
    Valuation allowance(a)                                           (378)      (161)
                                                                   ------     ------
    Noncurrent deferred income tax assets                           1,243      1,660
                                                                   ------     ------
    NONCURRENT DEFERRED INCOME TAX LIABILITIES
    Depreciation and amortization                                     564        533
    Other                                                              --         19
                                                                   ------     ------
    Noncurrent deferred income tax liabilities                        564        552
                                                                   ------     ------
    NONCURRENT NET DEFERRED INCOME TAX ASSET                       $  679     $1,108
                                                                   ======     ======

    ----------------------------
       (a) The valuation allowance of $378 million at December 31, 2001 relates to deferred tax assets for state net operating loss carryforwards and capital loss carryforwards of $273 million and $105 million, respectively. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are likely to be realized.

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2001       2000
                                                                  --------   --------
    MANAGEMENT AND MORTGAGE PROGRAM DEFERRED INCOME TAX ASSETS
    Depreciation                                                   $   --      $ 13
    Other                                                              --         4
                                                                   ------      ----
    Management and mortgage program deferred income tax assets         --        17
                                                                   ------      ----
    MANAGEMENT AND MORTGAGE PROGRAM DEFERRED INCOME TAX
      LIABILITIES
    Unamortized mortgage servicing rights                             472       473
    Depreciation and amortization                                     529        --
    Accrued liabilities                                                49        20
                                                                   ------      ----
    Management and mortgage program deferred income tax
      liabilities                                                   1,050       493
                                                                   ------      ----
    NET DEFERRED INCOME TAX LIABILITY UNDER MANAGEMENT AND
      MORTGAGE PROGRAMS                                            $1,050      $476
                                                                   ======      ====

    As of December 31, 2001, the Company had federal net operating loss carryforwards of approximately $2.5 billion, which primarily expire in 2018 and 2020. Additionally, the Company has alternative minimum tax credit carryforwards of $67 million.

    No provision has been made for U.S. federal deferred income taxes on approximately $320 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2001 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. In addition, the determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

    The Company's effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    2001          2000          1999
                                                                  --------      --------      --------
    Federal statutory rate                                          35.0%         35.0%        (35.0)%
    State and local income taxes, net of federal tax benefits        1.2           0.6          (1.8)
    Amortization of non-deductible goodwill                          3.9           1.6           2.9
    Taxes on foreign operations at rates different than U.S.
      federal statutory rates                                       (2.9)         (1.3)         (5.3)
    Taxes on repatriated and accumulated foreign income, net of
      tax credits                                                   (2.8)           --            --
    Changes in valuation reserve                                    (2.0)           --            --
    Nontaxable gain on disposal                                       --          (1.4)        (31.0)
    Other                                                           (1.4)         (1.8)         (0.5)
                                                                    ----          ----         -----
                                                                    31.0%         32.7%        (70.7)%
                                                                    ====          ====         =====

9.  PROPERTY AND EQUIPMENT, NET

    Property and equipment, net consisted of:

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2001       2000
                                                                  --------   --------
    Land                                                           $  402     $  391
    Building and leasehold improvements                               609        450
    Furniture, fixtures and equipment                               1,673      1,051
                                                                   ------     ------
                                                                    2,684      1,892
    Less: accumulated depreciation and amortization                  (733)      (547)
                                                                   ------     ------
                                                                   $1,951     $1,345
                                                                   ======     ======

10. OTHER INTANGIBLES, NET

    Other intangibles, net consisted of:

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2001       2000
                                                                  --------   --------
    Trademarks                                                     $  773     $ 564
    Customer lists                                                    552       173
    Other                                                             103        61
                                                                   ------     -----
                                                                    1,428       798
    Less: accumulated amortization                                   (218)     (151)
                                                                   ------     -----
                                                                   $1,210     $ 647
                                                                   ======     =====

11. MORTGAGE LOANS HELD FOR SALE AND MORTGAGE SERVICING RIGHTS

    Upon the closing of a residential mortgage loan or shortly thereafter, the Company will securitize the majority of its mortgage loan originations. Mortgage loans held for sale represent mortgage loans originated by the Company and held pending sale to permanent investors. The Company sells mortgage loans insured or guaranteed by various government sponsored entities and private insurance agencies. The insurance or guaranty is provided primarily on a non-recourse basis to the Company, except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs. At December 31, 2001 and 2000, the Company serviced approximately

    $99 billion and $82 billion, respectively, of mortgage loans sold to the secondary market, of which $154 million and $138 million, respectively, were sold with recourse. The Company believes adequate allowances are maintained to cover any potential losses on such loans sold with recourse.

    Capitalized MSRs consisted of:

                                                                    2001       2000       1999
                                                                  --------   --------   --------
    Balance, January 1                                             $1,653     $1,084     $  636
    Additions to MSRs, net                                            860        767        698
    Amortization                                                     (237)      (153)      (118)
    Net hedge activity                                                (57)        12         29
    Sales                                                             (38)       (57)      (161)
                                                                   ------     ------     ------
    Balance, December 31                                            2,181      1,653      1,084
                                                                   ------     ------     ------
    VALUATION ALLOWANCE
    Balance, January 1                                                 --         --         --
    Additions                                                        (144)        (2)        (5)
    Reductions                                                         --          2          5
                                                                   ------     ------     ------
    Balance, December 31                                             (144)        --         --
                                                                   ------     ------     ------
    Mortgage Servicing Rights, net                                 $2,037     $1,653     $1,084
                                                                   ======     ======     ======

12. VEHICLE-RELATED

    At December 31, 2001, the Company's investment in vehicles comprised the following:

                                                                    CAR       FLEET
                                                                   RENTAL    LEASING
                                                                  --------   --------
    Rental vehicles                                                $3,733    $    --
    Vehicles under open-end operating leases                           --      4,121
    Vehicles under closed-end operating leases                         --        106
                                                                   ------    -------
    VEHICLES HELD FOR RENTAL/LEASING                                3,733      4,227
    Other                                                             140         43
                                                                   ------    -------
                                                                    3,873      4,270
    Less: accumulated depreciation                                   (402)      (879)
                                                                   ------    -------
                                                                   $3,471    $ 3,391
                                                                   ======    =======

    During 2001, depreciation expense for car rental vehicles and fleet leasing vehicles was $560 million and $879 million, respectively.

    At December 31, 2001, future minimum lease payments to be received on the Company's open-end and closed-end operating leases are as follows:

    YEAR                                                           AMOUNT
    ----                                                          --------
    2002                                                           $1,132
    2003                                                              950
    2004                                                              672
    2005                                                              352
    2006                                                              133
    Thereafter                                                        152
                                                                   ------
                                                                   $3,391
                                                                   ======

    The Company sells certain interests in operating leases and the underlying vehicles to two independent Canadian third parties. The Company repurchases the leased vehicles and leases such vehicles under direct financing leases to the Canadian third parties. The Canadian third parties retain the lease rights and prepay all the lease payments except for an agreed upon residual amount, which is typically 0% to 8% of the total lease payments. The residual amounts represent the Company's only exposure in connection with these transactions. At December 31, 2001, the balance of outstanding lease receivables which were sold to the Canadian third parties was $341 million. The total outstanding prepaid rent and the Company's subordinated residual interest under these leasing arrangements were $320 million and $21 million, respectively, as of December 31, 2001. The Company recognized $108 million of revenues related to these leases during 2001.

13. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

    Accounts payable and other current liabilities consisted of:

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2001       2000
                                                                  --------   --------
    Accounts payable                                               $  992     $  233
    Acquisition and integration related                               448        114
    Restructuring and other unusual                                   115         14
    Accrued payroll and related                                       423        252
    Income taxes payable                                              261        158
    Other                                                           1,282        642
                                                                   ------     ------
                                                                   $3,521     $1,413
                                                                   ======     ======

14. STOCKHOLDER LITIGATION SETTLEMENT

    On August 14, 2000, the U.S. District Court approved the Company's agreement (the "Settlement Agreement") to settle the principal securities class action pending against the Company, which was brought on behalf of purchasers of all Cendant and CUC publicly traded securities, other than Feline PRIDES, between May 1995 and August 1998. Under the Settlement Agreement, the Company agreed to pay the class members approximately $2.85 billion in cash. On August 28, 2001, the United States Court of Appeals for the Third Circuit approved the $2.85 billion settlement, overruled all objections to the settlement, approved a plan of allocation for the settlement proceeds and awarded attorneys' fees and expenses to the plaintiffs. As of December 31, 2001, the Company deposited cash totaling $1.41 billion to a trust established for the benefit of the plaintiffs in this lawsuit. The Company will be required to fund the remaining balance of the liability in mid-July 2002.

15. LONG-TERM DEBT AND BORROWING ARRANGEMENTS

    Based upon the Company's intent and ability to refinance certain short-term borrowings on a long-term basis, debt aggregating $1.0 billion and having a current redemption date has been reclassified to long-term debt on the Company's Consolidated Balance Sheet as of December 31, 2001.

    Long-term debt consisted of:

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2001       2000
                                                                  --------   --------
    3% convertible subordinated notes                              $  390     $  548
    7 3/4% notes                                                    1,150      1,149
    6.875% notes                                                      850         --
    11% senior subordinated notes                                     584         --
    3 7/8% convertible senior debentures                            1,200         --
    Zero coupon senior convertible contingent notes                   920         --
    Zero coupon convertible debentures                              1,000         --
    Term loan facility                                                 --        250
    Other                                                              38          1
                                                                   ------     ------
                                                                    6,132      1,948
    Less: current portion                                             401         --
                                                                   ------     ------
    Long-term debt, excluding Upper DECS                            5,731      1,948
    Upper DECS                                                        863         --
                                                                   ------     ------
                                                                   $6,594     $1,948
                                                                   ======     ======

    3% CONVERTIBLE SUBORDINATED NOTES

    During 1997, the Company issued $550 million aggregate principal amount of 3% convertible subordinated notes due in February 2002. During 2001, the Company redeemed $160 million of these notes. The remaining amount was redeemed in February 2002 (see Note 28--Subsequent Events).

    7 3/4% NOTES

    During 1998, the Company issued $1.15 billion of senior notes due
    December 2003. The interest rate on these notes is subject to an upward adjustment of 150 basis points in the event that the credit ratings assigned to the Company by nationally recognized credit rating agencies are downgraded below investment grade. Such notes may be redeemed, in whole or in part, at any time at the option of the Company, at a redemption price plus accrued interest through the date of redemption. These notes are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future unsecured senior indebtedness.

    6.875% NOTES

    During 2001, the Company issued $850 million aggregate principal amount of 6.875% notes for net proceeds of $843 million due in August 2006. The interest rate on these notes is subject to an upward adjustment of 150 basis points in the event that the credit ratings assigned to the Company by nationally recognized credit rating agencies are downgraded below investment grade. These notes are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future unsecured senior indebtedness.

    11% SENIOR SUBORDINATED NOTES

    In connection with the acquisition of Avis in March 2001, the Company assumed $500 million of 11% senior subordinated notes due in May 2009, which was recorded at fair value. These notes are subordinated in the right of payment to all existing and future senior indebtedness of Avis and are unconditionally guaranteed on a senior subordinated basis by certain of Avis' domestic subsidiaries. The notes are redeemable at the Company's option at the appropriate redemption prices plus accrued interest through the redemption date either (i) in part prior to May 1, 2002 upon the occurrence of specific events or (ii) at any time, in whole or in part, after May 1, 2004.

    3 7/8% CONVERTIBLE SENIOR DEBENTURES

    During 2001, the Company issued 3 7/8% convertible senior notes for gross proceeds of $1.2 billion. The notes mature in November 2011. The Company may be required to pay additional interest on these notes commencing in 2004 if the average price of CD common stock is less than a stipulated amount during a specified time period. Each $1,000 principal amount at maturity may be converted, subject to satisfaction of specific contingencies, into 41.58 shares of CD common stock. Such contingencies include the satisfaction of a specific market price condition, notice of redemption or the occurrence of specified corporate transactions. The notes are not redeemable by the Company prior to November 27, 2004, but will be redeemable thereafter at the issue price plus accrued interest, if any. In addition, holders of the notes may require the Company to repurchase the notes on November 27, 2004 and 2008 at the issue price plus accrued interest, if any. In such circumstance, the Company, at its option, may pay the repurchase price in cash, shares of its CD common stock, or any combination thereof. These debentures are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future senior unsecured indebtedness.

    ZERO COUPON SENIOR CONVERTIBLE CONTINGENT NOTES

    During 2001, the Company issued approximately $1.5 billion aggregate principal amount at maturity of zero-coupon senior convertible notes for aggregate gross proceeds of approximately $900 million. The notes mature in February 2021 and were issued at a discount resulting in a yield-to-maturity of 2.5%. During 2001, the Company had amortized $20 million of this discount, which is included as a component of net non-vehicle interest expense on the Consolidated Statement of Operations. The Company will not make periodic payments of interest on the notes, but may be required to make nominal cash payments in specified circumstances. Each $1,000 principal amount at maturity may be converted, subject to satisfaction of specific contingencies, into 33.4 shares of CD common stock. Such contingencies include the satisfaction of a specific market price condition, notice of redemption, a credit rating downgrade below investment grade or the occurrence of specified corporate transactions. The notes are not redeemable by the Company prior to February 13, 2004, but will be redeemable thereafter at the issue price of $608.41 per note plus accrued discount through the redemption date. In addition, holders of the notes may require the Company to repurchase the notes on February 13, 2004, 2009 or 2014 at stipulated prices. In such circumstance, the Company, at its option, may pay the repurchase price in cash, shares of its CD common stock, or any combination thereof. These notes are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future unsecured and unsubordinated indebtedness.

    ZERO COUPON CONVERTIBLE DEBENTURES

    During 2001, the Company issued zero-coupon zero-yield senior convertible notes for gross proceeds of $1.0 billion. The notes mature in May 2021. The Company may be required to pay interest on these notes commencing in 2004 if the average price of CD common stock is less than a stipulated amount during a specified time period. Each $1,000 principal amount at maturity may be converted, subject to satisfaction of specific contingencies, into 39.08 shares of CD common stock. Such contingencies include the satisfaction of a specific market price condition, the satisfaction of a specific trading price condition, notice of redemption, a credit rating downgrade below investment grade or the occurrence of specified corporate transactions. The notes are not redeemable by the Company prior to May 4, 2004, but will be redeemable thereafter at the issue price plus accrued interest, if any. In addition, holders of the notes may require the Company to repurchase the notes on May 4, 2002, 2004, 2006, 2008, 2011 and 2016 at the issue price plus accrued interest, if any. In such circumstance, the Company may, at its option, pay the repurchase price in cash, shares of our CD common stock, or any combination thereof. These debentures are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future senior unsecured indebtedness.

    UPPER DECS

    During 2001, the Company issued approximately 17 million Upper DECS, each consisting of both a senior note and a forward purchase contract, aggregating $863 million principal amount. The senior notes initially bear interest at an annual rate of 6.75%, which will be reset based upon a remarketing in either May or August 2004. The senior notes have a term of five years and represent senior unsecured debt, which ranks equally in right of payment with all the Company's existing and future unsecured and unsubordinated debt and ranks senior to any future subordinated indebtedness. The forward purchase contracts require the holder to purchase a minimum of 1.7593 shares and a maximum of 2.3223 shares of CD common stock, based upon the average closing price of CD common stock during a stipulated period, in August 2004. The minimum and maximum number of shares to be issued under the forward purchase contracts are 30.3 million and
    40.1 million, respectively. The forward purchase contracts also require quarterly cash distributions to each holder at an annual rate of 1.00% through August 2004 (the date the forward purchase contracts are required to be settled). The discounted expected future cash flows recorded by the Company associated with these distributions approximated $26 million.

    CREDIT FACILITIES

    As of December 31, 2001, the Company maintained $2.9 billion of revolving credit facilities. During 2001, the Company converted its then-existing
    $650 million term loan into a revolving credit facility and increased such facility by $500 million to establish a $1.15 billion committed revolving credit facility. Subsequent to the conversion, the Company repaid the original $650 million term loan from available cash which then increased its capacity under this facility to the maximum amount. The converted facility matures in February 2004 and now contains the committed capacity to issue up to $300 million in letters of credit. The remaining $1.75 billion of the Company's revolving credit facilities represents a three-year competitive advance maturing in August 2003. Under the terms of this facility, in August 2002, the revolving line will be reduced by $500 million to $1.25 billion. The facility contains the committed capacity to issue up to $1.75 billion in letters of credit, which can be used as part of the collateral required to be posted under the Settlement Agreement. Letters of credit of $865 million and $1.71 billion were utilized for this purpose and were outstanding at December 31, 2001 and 2000, respectively. Additionally, letters of credit of $328 million used for general corporate purposes were outstanding under these facilities at December 31, 2001. Borrowings under these facilities bear interest at LIBOR plus a margin of 60 to 82.5 basis points. The Company is required to pay a per annum facility fee of 15 to
    17.5 basis points under these facilities and a per annum utilization fee of
    12.5 to 25 basis points if usage under these facilities exceeds 33% of aggregate commitments. The interest rates and facility fees are subject to change based upon credit ratings assigned to the Company by nationally recognized debt rating agencies. At December 31, 2001, the Company had $1.7 billion of availability under these facilities.

    Certain of these debt instruments and credit facilities contain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At December 31, 2001, the Company was in compliance with all restrictive and financial covenants.

    DEBT MATURITIES

    As of December 31, 2001, aggregate maturities of debt, including Upper DECS, are as follows:

    YEAR                                                           AMOUNT
    ----                                                          --------
    2002                                                           $  401
    2003                                                            1,150
    2004(a)                                                           863
    2005                                                               --
    2006                                                              850
    Thereafter                                                      3,731
                                                                   ------
                                                                   $6,995
                                                                   ======

    ----------------------------------
     (a) Represents Upper DECS, which will be settled in shares of CD common stock.

16. LIABILITIES UNDER MANAGEMENT AND MORTGAGE PROGRAMS AND BORROWING
  ARRANGEMENTS

    Borrowings to fund assets under management and mortgage programs, which are not classified based on contractual maturities since such debt corresponds directly with assets under management and mortgage programs, consisted of:

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2001       2000
                                                                  --------   --------
    SECURED BORROWINGS:
    Term notes                                                     $6,237     $   --
    Short-term borrowings                                             582        292
    Commercial paper                                                  120         --
    Other                                                             295         --

    UNSECURED BORROWINGS:
    Medium-term notes                                                 679        117
    Short-term borrowings                                             983         --
    Commercial paper                                                  917      1,556
    Other                                                              31         75
                                                                   ------     ------
                                                                   $9,844     $2,040
                                                                   ======     ======

    SECURED BORROWINGS

    Secured borrowings primarily represent asset-backed funding arrangements whereby the Company or its wholly-owned and consolidated special purpose entities issue debt or enter into loans supported by the cash flows derived from specific pools of assets classified as assets under management and mortgage programs. These borrowings are primarily issued under the Company's AESOP Funding or Greyhound Funding programs. AESOP Funding is a domestic financing program that provides for the issuance of up to $4.45 billion of variable rate notes to support the Company's car rental operations. Greyhound Funding is also a domestic financing program that provides for the issuance of up to $3.19 billion of variable rate notes, preferred membership interests and term notes to support the Company's fleet leasing operations. Under both programs, the debt issued is collateralized by vehicles owned by either the Company's car rental subsidiary or fleet leasing subsidiary. In the AESOP Funding program, the vehicles financed are generally covered by agreements where manufacturers guarantee a specified repurchase price for the vehicles. However, the program will allow funding for 25% of vehicles not covered by such agreements. The titles to all the vehicles supporting these facilities is held in bankruptcy remote trusts and the Company acts as a servicer of all the vehicles. For the Greyhound Funding facility, the bankruptcy remote trust also acts as lessor under both operating and financing lease agreements. At December 31, 2001, the Company had $3.5 billion of term notes outstanding under the AESOP funding program. At December 31, 2001, the Company had $2.2 billion of outstanding debt under the Greyhound Funding program, of which $1.9 billion and $295 million were included as components of secured term notes and other secured borrowings, respectively, in the above table. All debt issued under these programs is classified as liabilities under management and mortgage programs on the Company's Consolidated Balance Sheet. Also included in secured term notes are $450 million of variable-rate notes maturing in 2011 and $285 million of variable-rate notes maturing in 2006. These notes are collateralized by vehicles owned by the Company's fleet leasing subsidiary. During 2001, the weighted average interest rate on all secured notes was approximately 3%.

    Secured short-term borrowings primarily consist of financing arrangements to sell mortgage loans under a repurchase agreement, which is renewable on an annual basis at the discretion of the lender. Such loans are collateralized by underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under this agreement is $500 million. Mortgage loans financed under this agreement at December 31, 2001 and 2000 totaled $500 million and $292 million, respectively, and are included in mortgage loans held for sale in the Consolidated Balance Sheets. During 2001 and 2000, the approximate weighted average interest rates on all short-term secured borrowings were 5.0% and 6.1%, respectively.

    Secured commercial paper matures within 270 days and is supported by rental vehicles owned by the Company's car rental subsidiary. During 2001, the weighted average interest rate on the Company's outstanding commercial paper was approximately 2.0%.

    UNSECURED BORROWINGS

    As of December 31, 2001, unsecured medium-term notes primarily bear interest at a rate of 8 1/8% per annum. Such interest rate is generally subject to incremental upward adjustments of 50 basis points in the event that the credit ratings assigned to PHH by nationally recognized credit rating agencies are downgraded to a level below PHH's ratings as of December 31, 2001. In the event that the credit ratings are downgraded below investment grade, the interest rate is subject to an upward adjustment not to exceed 300 basis points. During 2001 and 2000, the weighted average interest rates on these notes were approximately 8% and 6.8%, respectively. Unsecured short-term borrowings primarily represent borrowings under revolving credit facilities, as described below. During 2001, the weighted average interest rate on these borrowings was approximately 4.5%. Unsecured commercial paper generally matures within 270 days and is fully supported by the committed revolving credit agreements described below. During 2001 and 2000, the weighted average interest rates on the Company's unsecured outstanding commercial paper were 4.8% and 6.7%, respectively.

    CREDIT FACILITIES

    As of December 31, 2001, the Company, through its PHH subsidiary, maintained $1.875 billion of committed and unsecured credit facilities. The facilities comprise two $750 million revolving credit facilities maturing in February 2002 and February 2005, a $100 million revolving credit facility maturing in December 2002 and $275 million of other revolving credit facilities maturing in November 2002. During 2001, borrowings under these facilities bore interest at LIBOR plus a margin of approximately 40 basis points. The Company was also required to pay a per annum facilty fee of approximately 12.5 basis points under these facilities. The interest rates and facility fees are subject to change based upon credit ratings assigned to PHH by nationally recognized debt rating agencies.The Company is also required to pay a per annum utilization fee of approximately 25 basis points if usage under these facilities exceeds 25% of aggregate commitments. At December 31, 2001, the Company had outstanding borrowings of $750 million under its $750 million facility maturing in 2005. At December 31, 2001, the Company had $1.1 billion of availability under these facilities.

    Certain of these debt instruments and credit facilities contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At December 31, 2001, the Company was in compliance with all restrictive and financial covenants.

    OTHER SECURITIZATION FACILITIES

    The Company also sells mortgage loans, relocation receivables and timeshare receivables in securitizations to special purpose entities under revolving sales agreement in exchange for cash.

    TIMESHARE RECEIVABLES. The Company sells timeshare receivables in securitizations to bankruptcy remote qualifying special purpose entities. The maximum funding capacity under these securitization facilities is $500 million. These facilities are non-recourse to the Company. However, the Company retains a subordinated residual interest and the related servicing rights and obligations in the transferred timeshare receivables. At
    December 31, 2001, the Company was servicing approximately $492 million of timeshare receivables transferred under these agreements, which generally expire in July 2003.

    MORTGAGE LOANS. The company customarily sells all mortgage loans it originates into the secondary market, primarily to government-sponsored entities. These mortgage loans are placed into the secondary market either by the Company or through an unaffiliated bankruptcy remote special purpose entity. The maximum funding capacity through the special purpose entity is $3.2 billion. The loans sold to the secondary market are generally non-recourse to the Company and to PHH. However, the Company generally retains the servicing rights on the mortgage loans sold. At December 31, 2001, the Company was servicing $96.3 billion of mortgage loans sold to the secondary market and $2.5 billion sold to the special purpose entity. As of December 31, 2000, the Company was servicing $81.2 billion of mortgage loans sold to the secondary market and $1.0 billion sold to the special purpose entity. Additionally, on September 5, 2001, a wholly-owned special purpose subsidiary of PHH filed a registration statement with the Securities and Exchange Commission to enhance the Company's ability to securitize mortgages loans.

    RELOCATION RECEIVABLES. The Company sells relocation receivables in securitizations to a bankruptcy remote qualifying special purpose entity. The maximum funding capacity under this securitization facility is $650 million. This facility is non-recourse to the Company and to PHH. However, the Company retains a subordinated residual interest and the related servicing rights and obligations in the relocation receivables. At December 31, 2001 and 2000, the Company was servicing approximately
    $620 million and $591 million, respectively, of relocation receivables transferred under this agreement, which expires in March 2007.

    DEBT MATURITIES

    As of December 31, 2001, aggregate maturities of debt under management and mortgage programs are as follows:

    YEAR                                                           AMOUNT
    ----                                                          --------
    2002                                                          $  3,462
    2003                                                             1,140
    2004                                                               840
    2005                                                             1,123
    2006                                                               710
    Thereafter                                                       2,569
                                                                  --------
                                                                  $  9,844
                                                                  ========

17. MANDATORILY REDEEMABLE PREFERRED INTEREST IN A SUBSIDIARY

    During 2000, a limited liability corporation formed by the Company through the contribution of certain trademarks issued a senior preferred interest to an independent third party in exchange for $375 million in cash. Such amount is classified as a mandatorily redeemable preferred interest in a subsidiary in the Company's Consolidated Balance Sheets. The senior preferred interest is mandatorily redeemable by the holder in 2015 and may not be redeemed by the Company prior to March 2005, except upon the occurrence of specified circumstances. The Company is required to pay distributions on the senior preferred interest based on the three-month LIBOR plus a margin of 1.77%, which are reflected as minority interest in the Consolidated Statements of Operations. In the event of a default or other specified events, including a downgrade of the Company's credit ratings below investment grade, holders of the senior preferred interest have certain remedies and liquidation preferences, including the right to demand payment by the Company. The subsidiary is subject to restrictive covenants, including restrictions on the issuance of senior capital securities, mergers, distributions on the common interest and limitations on debt incurred, and also requires the maintenance of certain financial ratios. At December 31, 2001, the Company was in compliance with all restrictive and financial covenants.

18. MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES ISSUED BY SUBSIDIARY HOLDING SOLELY SENIOR DEBENTURES ISSUED BY THE COMPANY

    At January 1, 2000, the Company had 30 million PRIDES outstanding. During 2000, the Company issued 4 million additional PRIDES with a face value of $50 per additional PRIDES in exchange for approximately $91 million in cash proceeds. Upon the issuance of the additional PRIDES, the Company recorded a reduction to stockholders' equity of $108 million, representing the total future contract adjustment payments to be made.

    During 2001, the Company offered to sell 15 million special PRIDES at a price in cash equal to 105% of their theoretical value, or $20.56 per special PRIDES. Pursuant to such offer, the Company issued 104,890 special PRIDES for proceeds of approximately $2 million, which were immediately converted into 241,624 shares of CD common stock. Subsequently, the Company settled the purchase contracts underlying all PRIDES. Accordingly, during 2001, the Company issued approximately 61 million shares of its CD common stock in satisfaction of its obligation to deliver common stock to beneficial owners of all PRIDES and received, in exchange, the trust preferred securities forming a part of the PRIDES.

    Preferred stock dividends of $14 million ($9 million, after tax), $106 million ($66 million, after tax) and $96 million ($60 million, after tax) were recorded during 2001, 2000 and 1999, respectively, and are presented as minority interest, net of tax, in the Consolidated Statements of Operations.

19. COMMITMENTS AND CONTINGENCIES

    The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2001 are as follows:

    YEAR                                                           AMOUNT
    ----                                                          --------
    2002                                                          $    300
    2003                                                               241
    2004                                                               189
    2005                                                               142
    2006                                                               113
    Thereafter                                                         453
                                                                  --------
                                                                  $  1,438
                                                                  ========

    During 2001, 2000 and 1999, the Company incurred total rental expense of $413 million, $187 million and $200 million, respectively, inclusive of contingent rental expense of $97 million, $45 million and $49 million, respectively, principally based on car rental volume or profitability at certain parking facilities. The Company has been granted rent abatements for varying periods on certain facilities. Deferred rent relating to those abatements is amortized on a straight-line basis over the applicable lease terms. The Company maintains certain agreements with airports that allow the Company to conduct its car rental operations on-site. Such agreements require the Company to guarantee a minimum amount of fees to be paid to the airports regardless of the amount of revenue generated by the on-site car rental operations. Such fees are recorded by the Company as a component of total rental expense. During 2002, the Company is required to pay a minimum amount of $152 million under these agreements. Commitments under capital leases are not significant.

    The Company leases certain office buildings on an annual basis from an unaffiliated finance company which holds the title to the property. The Company has the option to renew this lease each year through 2004. At December 31, 2004, or prior to such date should the Company elect not to renew the lease, the Company will be required to purchase the property at an amount to be determined, which approximated $80 million as of December 31, 2001. The Company also has the option to purchase the property at any time during the lease term. The Company bears all the residual risk resulting from this lease. During 2001, the Company recorded $4 million of rent expense in connection with this lease.

    The Company maintains agreements with certain vehicle manufacturers, whereby the Company is required to purchase approximately $930 million of vehicles from these manufacturers during 2002. Under the terms of these agreements, which expire in 2004, the Company is required to purchase a certain number of vehicles principally from General Motors Corporation ("GM") and maintain at least 51% of its domestic fleet in GM vehicles.

    The Company may be required to purchase $98 million of timeshare inventory from an affiliated entity during 2002 (see Note 25--Related Party Transactions for a detailed description of this relationship).

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

    The Company is involved in litigation asserting claims associated with the accounting irregularities discovered in former CUC business units outside of the principal common stockholder class action litigation (see
    Note 14--Stockholder Litigation Settlement). The Company does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

    The Company is involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

20. STOCKHOLDERS' EQUITY

    ACCUMULATED OTHER COMPREHENSIVE LOSS

    The components of accumulated other comprehensive loss are as follows:

                                                                                       UNREALIZED
                                                        UNREALIZED     MINIMUM       GAINS (LOSSES)      ACCUMULATED
                                           CURRENCY     LOSSES ON      PENSION             ON               OTHER
                                          TRANSLATION   CASH FLOW     LIABILITY    AVAILABLE-FOR-SALE   COMPREHENSIVE
                                          ADJUSTMENTS     HEDGES     ADJUSTMENT        SECURITIES            LOSS
                                          -----------   ----------   -----------   ------------------   --------------
    Balance, January 1, 1999              $       (49)  $       --   $        --    $             --    $          (49)
    Current period change                          (9)                                            16                 7
                                          -----------   ----------   -----------    ----------------    --------------
    Balance, December 31, 1999                    (58)          --            --                  16               (42)
    Current period change                        (107)                                           (85)             (192)
                                          -----------   ----------   -----------    ----------------    --------------
    Balance, December 31, 2000                   (165)          --            --                 (69)             (234)
    Current period change                         (65)         (33)          (21)                 89               (30)
                                          -----------   ----------   -----------    ----------------    --------------
    Balance, December 31, 2001            $      (230)  $      (33)  $       (21)   $             20    $         (264)
                                          ===========   ==========   ===========    ================    ==============

    The currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

    COMMON STOCK TRANSACTIONS

    In addition to the issuance of approximately 117 million shares of CD common stock in connection with the acquisition of Galileo and approximately
    61 million shares of CD common stock to settle the purchase contracts underlying the PRIDES, the Company also issued 46 million shares of its CD common stock at $13.20 per share for aggregate proceeds of approximately $607 million during 2001. During 2000, Liberty Media Corporation ("Liberty Media") invested a total of $450 million in cash to purchase 24.4 million shares of CD common stock. Additionally, Liberty Media's Chairman purchased one million shares of CD common stock for approximately $17 million in cash during 2000. Liberty Media's Chairman is also a director of the Company.

    The Company is authorized to repurchase $2.8 billion of CD common stock under its common share repurchase program. During 2001, 2000 and 1999, the Company repurchased $226 million (12.3 million shares), $306 million
    (17.5 million shares) and $1.75 billion (90.4 million shares), respectively, of CD common stock under the program. As of December 31, 2001, the Company had approximately $262 million remaining availability for repurchases under its board-authorized common share repurchase program.

    During 2000, the Company issued approximately 3.7 million shares of Move.com common stock in exchange for $49 million in cash and a common stock investment then-valued at approximately $40 million. The Company subsequently repurchased 1.6 million of these shares during 2000 for $75 million in cash and a $25 million preferred stock investment. During 2001, the Company repurchased all the remaining outstanding shares of Move.com common stock for $29 million in cash and the transfer of
    1.7 million shares of Homestore common stock then-valued at $46 million.

21. STOCK PLANS

    Under its existing stock plans, the Company may grant stock options, stock appreciation rights and restricted shares to its employees, including directors and officers of the Company and its affiliates. Options granted under these plans generally have a ten-year term with vesting periods ranging from 20% to 50% per year. The Company generally grants employee stock options at then-current market rates. The Company is authorized to grant up to 347 million shares of its common stock under these plans. At December 31, 2001 and 2000, approximately 63 million and 53 million shares, respectively, were available for future grants under the terms of these plans.

    The annual activity of the Company's stock option plans consisted of:

                                                                             CD COMMON STOCK
                                                     ---------------------------------------------------------------
                                                            2001                  2000                  1999
                                                     -------------------   -------------------   -------------------
                                                                WEIGHTED              WEIGHTED              WEIGHTED
                                                                AVERAGE               AVERAGE               AVERAGE
                                                                EXERCISE              EXERCISE              EXERCISE
                                                     OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS     PRICE
                                                     --------   --------   --------   --------   --------   --------
    Balance at beginning of year                          187   $  16.90        183   $  15.24        178   $  14.64
      Granted
        Equal to fair market value                         75      11.33         37      19.33         30      18.09
        Greater than fair market value                     --         --         --         --          1      16.04
      Exercised                                           (28)      9.19        (19)      4.26        (13)      9.30
      Canceled                                            (16)     18.46        (14)     18.93        (13)     19.91
                                                     --------              --------              --------
    Balance at end of year                                218   $  15.82        187   $  16.90        183   $  15.24
                                                     ========              ========              ========

                                                                          MOVE.COM COMMON STOCK
                                                     ---------------------------------------------------------------
                                                            2001                  2000                  1999
                                                     -------------------   -------------------   -------------------
                                                                WEIGHTED              WEIGHTED              WEIGHTED
                                                                AVERAGE               AVERAGE               AVERAGE
                                                                EXERCISE              EXERCISE              EXERCISE
                                                     OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS     PRICE
                                                     --------   --------   --------   --------   --------   --------
    Balance at beginning of year                            6   $  18.59          2   $  11.59         --   $     --
      Granted
        Less than fair market value                        --         --          1      15.40          1      10.00
        Equal to fair market value                         --         --          3      24.21          1      13.16
      Canceled                                             (6)     18.59         --         --         --         --
                                                     --------              --------              --------
    Balance at end of year                                 --   $     --          6   $  18.59          2   $  11.59
                                                     ========              ========              ========

    The table below summarizes information regarding the Company's outstanding and exercisable stock options as of December 31, 2001:

                                                                    OUTSTANDING OPTIONS          EXERCISABLE OPTIONS
                                                             ---------------------------------   -------------------
                                                                         WEIGHTED
                                                                          AVERAGE     WEIGHTED              WEIGHTED
                                                              NUMBER     REMAINING    AVERAGE     NUMBER    AVERAGE
    RANGE OF                                                    OF      CONTRACTUAL   EXERCISE      OF      EXERCISE
    EXERCISE PRICES                                          OPTIONS       LIFE        PRICE     OPTIONS     PRICE
    ---------------                                          --------   -----------   --------   --------   --------
    $0.01 to $10.00                                                82           6.2   $   8.91         44   $   8.44
    $10.01 to $20.00                                               78           6.6      15.89         43      16.53
    $20.01 to $30.00                                               40           5.8      22.51         29      22.75
    $30.01 to $40.00                                               18           5.6      31.95         17      31.92
                                                             --------                            --------
                                                                  218           6.2   $  15.82        133   $  17.14
                                                             ========                            ========

    The weighted-average grant-date fair value of CD common stock options granted during 2001, 2000 and 1999 were $5.27, $9.99 and $11.36, respectively. The weighted-average grant-date fair value of Move.com common stock options granted during 2000 and 1999 were $24.37 and $7.28, respectively.

    Had the Company elected to recognize and measure compensation expense for its stock option grants to employees based on the calculated fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income (loss) and per share data would have been as follows:

                                                                2001                  2000                 1999
                                                         -------------------   -------------------   -----------------
                                                            AS        PRO         AS        PRO         AS       PRO
                                                         REPORTED    FORMA     REPORTED    FORMA     REPORTED   FORMA
                                                         --------   --------   --------   --------   --------   ------
    Net income (loss)                                    $    385   $    167   $    602   $    502   $    (55)  $ (213)
    Basic net income (loss) per share                        0.42       0.17       0.84       0.70      (0.07)   (0.28)
    Diluted net income (loss) per share                      0.41       0.16       0.81       0.68      (0.07)   (0.28)

    The fair values of the Company's stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted in 2001, 2000 and 1999:

                                                                                                             MOVE.COM
                                                               CD COMMON STOCK                             COMMON STOCK
                                                  ------------------------------------------         -------------------------
                                                    2001             2000             1999             2000             1999
                                                  --------         --------         --------         --------         --------
    Dividend yield                                    --               --               --               --               --
    Expected volatility                             50.0%            55.0%            60.0%              --               --
    Risk-free interest rate                          4.4%             5.0%             6.4%             5.2%             6.4%
    Expected holding period (years)                  4.5              4.7              6.2              8.5              6.2

22. EMPLOYEE BENEFIT PLANS

    The Company sponsors several defined contribution pension plans that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified in the plans. The Company's cost for contributions to these plans was $68 million, $29 million and $31 million during 2001, 2000 and 1999, respectively.

    The Company maintains domestic non-contributory defined benefit pension plans covering certain eligible employees. Additionally, the Company sponsors contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employees' option. Under both the domestic and foreign plans, benefits are based on an employee's years of credited service and a percentage of final average compensation. The Company's policy for all plans is to contribute amounts sufficient to meet the minimum requirements plus other amounts as deemed appropriate. The projected benefit obligations of the plans were $402 million and $149 million at December 31, 2001 and 2000, respectively. The fair value of the plan assets was $306 million and $146 million at December 31, 2001 and 2000, respectively. The net pension cost and recorded liability were not material to the accompanying Consolidated Financial Statements.

23. FINANCIAL INSTRUMENTS

    Consistent with its risk management policies, the Company manages foreign currency and interest rate risks using derivative instruments.

    FOREIGN CURRENCY RISK

    The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the British pound, Canadian dollar and Euro. The majority of forward contracts utilized by the Company do not qualify for hedge accounting treatment under SFAS No. 133. The fluctuations in the value of these forward contracts do, however, effectively offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Forward contracts that are used to hedge certain forecasted royalty receipts and forecasted disbursements up to 12 months are designated and do qualify as cash flow hedges. The impact of these forward contracts was not material to the Company's results of operations or financial position at December 31, 2001.

    INTEREST RATE RISK

    The Company's mortgage-related assets, its retained interests in certain qualifying special purpose entities and the debt used to finance much of the Company's operations are exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities and to protect recognized assets from unexpected changes in fair value that could affect reported earnings. Derivative instruments currently used in managing the Company's interest rate risks include swaps, forward delivery commitments and instruments with option features. A combination of fair value hedges, cash flow hedges and financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133 are used to manage the Company's portfolio of interest rate sensitive assets and liabilities.

    The Company uses fair value hedges to manage its mortgage servicing rights, mortgage loans held for sale and certain fixed rate debt. During 2001, the net impact of these fair value hedges was a gain of $3 million. These gains are included in net revenues within the Consolidated Statement of Operations and consist of losses of $57 million to reflect the ineffective portion of these fair value hedges and gains of $60 million resulting from the component of the derivatives fair value excluded from the determination of effectiveness. The derivatives used to manage the Company's fixed rate debt were perfectly effective and had no net impact on the Company's results of operations except to create the accrual of interest at variable rates.

    The Company uses cash flow hedges to manage the interest expense incurred on its floating rate debt and on a portion of its principal common stockholder litigation settlement liability. During 2001, the amount of gains or losses reclassified from other comprehensive income to earnings, resulting from ineffectiveness or from excluding a component of the derivatives gain or loss from the effectiveness calculation, was not material to the Company's results of operations.

    CREDIT RISK AND EXPOSURE

    The Company is exposed to risk in the event of nonperformance by counterparties. The Company manages such risk by periodically evaluating the financial position and creditworthiness of counterparties and spreading its positions among multiple counterparties. The Company presently does not anticipate nonperformance by any of the counterparties and no material loss would be expected from such nonperformance. However, in the event of nonperformance, changes in fair value of the hedging instruments would be reflected in the Consolidated Statements of Operations during the period in which the nonperformance occurred. There were no significant concentrations of credit risk with any individual counterparties or groups of counterparties at December 31, 2001 and 2000. Concentrations of credit risk associated with trade receivables are considered minimal due to the Company's diverse customer base. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales.

    FAIR VALUE

    The carrying amounts of cash and cash equivalents, restricted cash, available-for-sale debt securities, accounts receivable, relocation receivables, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

    The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate.

    The carrying amounts and estimated fair values of all financial instruments at December 31, are as follows:

                                                                          2001                   2000
                                                                  --------------------   --------------------
                                                                             ESTIMATED              ESTIMATED
                                                                  CARRYING     FAIR      CARRYING     FAIR
                                                                   AMOUNT      VALUE      AMOUNT      VALUE
                                                                  --------   ---------   --------   ---------
    ASSETS
      Cash and cash equivalents                                   $  1,971   $   1,971   $    944   $     944
      Restricted cash                                                  212         212         89          89
      Available-for-sale debt securities                               515         515        787         787
      Preferred stock investments                                       92          92         55          55
    DEBT
      Current portion of long-term debt                                401         401         --          --
      Long-term debt, excluding Upper DECS                           5,731       5,929      1,948       1,883
      Upper DECS                                                       863         836         --          --
    MANDATORILY REDEEMABLE PREFERRED INTEREST IN A SUBSIDIARY          375         375        375         375
    MANDATORILY REDEEMABLE PREFERRED SECURITIES ISSUED BY
      SUBSIDIARY HOLDING SOLELY SENIOR DEBENTURES ISSUED BY THE
      COMPANY                                                           --          --      1,683         623
    DERIVATIVES
      Foreign exchange forwards                                          1           1          1           1
      Interest rate swaps                                              (64)        (64)        --          --
    ASSETS UNDER MANAGEMENT AND MORTGAGE PROGRAMS
      Mortgage loans held for sale                                   1,244       1,244        879         909
      Timeshare contract receivables                                   150         150         --          --
      Mortgage servicing rights                                      2,037       2,174      1,653       1,724
      Available-for-sale debt securities                               136         136        131         131
      Trading securities                                               105         105         --          --
      Restricted cash                                                  861         861         --          --
      DERIVATIVES(A)
        Commitments to fund mortgages                                    7           7         --          24
        Forward delivery commitments                                    22          22         (6)        (29)
        Commitments to complete securitizations                         --          --         (2)         17
        Option contracts                                                78          78         73         127
        Constant maturity treasury floors                               26          26         18         177
        Swap contracts                                                  --          --         --          15
    LIABILITIES UNDER MANAGEMENT AND MORTGAGE PROGRAMS
      Debt                                                           9,844       9,790      2,040       2,040
      DERIVATIVES
        Interest rate swaps                                            (69)        (69)        --          --
        Foreign exchange forwards                                       (2)         (2)        (1)         (1)

    ----------------------------------
     (a) Carrying amounts and gains (losses) on mortgage-related positions are already included in the determination of respective carrying amounts and fair values of mortgage loans held for sale and mortgage servicing rights, respectively. Forward delivery commitments are used to manage price risk on sale of all mortgage loans to end investors, including commitments to complete securitizations on loans held by an unaffiliated buyer.

24. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

    The Company securitizes, sells and services interests in residential mortgage loans, relocation receivables and timeshare receivables. Upon the securitization of such assets, the Company may retain servicing rights and subordinated residual interests, all of which are considered retained interests in the securitized assets (see Note 1--Summary of Significant Accounting Policies for a more detailed description of securitizations).

    Key economic assumptions used during 2001 to measure the fair value of the Company's retained interests at the time of securitization were as follows:

                                                        MORTGAGE LOANS
                                                    ----------------------
                                                    MORTGAGE-
                                                      BACKED                 RELOCATION     TIMESHARE
                                                    SECURITIES      MSR      RECEIVABLES   RECEIVABLES
                                                    ----------   ---------   -----------   -----------
    Prepayment speed                                    7-43%         9-42%         --%         13-21%
    Weighted average life (in years)                 2.9-7.2       2.5-9.1     0.1-0.2        7.1-7.4
    Discount rate                                       5-26%         6-16%       3.37%         12-17%
    Anticipated credit losses                             --            --          --           8-12%

    Key economic assumptions used in subsequently measuring the fair value of the Company's retained interests at December 31, 2001 and the effect on the fair value of those interests from adverse changes in those assumptions are as follows:

                                                        MORTGAGE LOANS
                                                    ----------------------
                                                     MORTGAGE
                                                      BACKED                 RELOCATION     TIMESHARE
                                                    SECURITIES    MSR(A)     RECEIVABLES   RECEIVABLES
                                                    ----------   ---------   -----------   -----------
    Fair value of retained interests                  $  131     $   2,074    $    136     $      105
    Weighted average life (in years)                     3.9           7.6     0.1-0.2        7.1-7.4
    PREPAYMENT SPEED (ANNUAL RATE)                      8-80%         8-40%         --%         13-21%
    Impact of 10% adverse change                      $   (4)    $     (86)   $     --     $       (2)
    Impact of 20% adverse change                          (7)         (166)         --             (3)
    DISCOUNT RATE (ANNUAL RATE)                         2-26%         9.80%       3.37%         12-17%
    Impact of 10% adverse change                      $   (5)    $     (71)   $     --     $       (3)
    Impact of 20% adverse change                          (8)         (138)         --             (5)
    WEIGHTED AVERAGE YIELD TO MATURITY                    --%           --%       5.48%     3.06-6.75%
    Impact of 10% adverse change                      $   --     $      --    $     (1)    $       (1)
    Impact of 20% adverse change                          --            --          (1)            (2)
    ANTICIPATED CREDIT LOSSES (ANNUAL RATE)               --%           --%         --%          8-12%
    Impact of 10% adverse change                      $   --     $      --    $     --     $       (3)
    Impact of 20% adverse change                          --            --          --             (6)

    ----------------------------------
     (a)  Excludes fair value of MSR hedge position of $100 million.

    These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. Further, this analysis does not assume any impact resulting from management's intervention to mitigate these variations.

    The Company receives annual servicing fees of approximately 47 basis points of the outstanding balance of mortgage loans sold. The Company receives annual servicing fees of approximately 75 basis points and 75 to 100 basis points on the outstanding balance of relocation and timeshare receivables transferred, respectively. During 2001, the Company recognized pre-tax gains on the securitization of relocation and timeshare receivables of $1 million and $8 million, respectively. Additionally, during 2001, the Company recognized pre-tax gains of $483 million on $36 billion of mortgage loans sold into the secondary market, substantially all of which were sold without recourse. The sale of mortgage loans into the secondary market is customary practice in the mortgage industry.

    The following table summarizes cash flow activity between securitization trusts and the Company during 2001:

                                                                  MORTGAGE    RELOCATION     TIMESHARE
                                                                    LOANS     RECEIVABLES   RECEIVABLES
                                                                  ---------   -----------   -----------
    Proceeds from new securitizations                             $  35,776   $    1,964    $      259
    Proceeds from collections reinvested in securitizations              --        1,984            --
    Servicing fees received                                             352            5             4
    Other cash flows received (paid) on retained interests(a)            31           (6)           16
    Purchases of delinquent or foreclosed loans                        (228)          --           (16)
    Servicing advances                                                 (498)          --            --
    Repayment of servicing advances                                     495           --            --
    Cash received upon release of reserve account                        --            3             2
    Purchases of defective contracts                                     --           --           (23)

    ----------------------------------
    (a) Represents cash flows received on retained interests other than servicing fees.

    The following table presents information about delinquencies and components of securitized and other managed assets as of and for the year ended December 31, 2001:

                                                                               PRINCIPAL
                                                                                AMOUNT
                                                                    TOTAL       60 DAYS       NET       AVERAGE
                                                                  PRINCIPAL     OR MORE      CREDIT    PRINCIPAL
                                                                   AMOUNT     PAST DUE(A)    LOSSES     BALANCE
                                                                  ---------   -----------   --------   ---------
    Residential mortgage loans(b)                                 $     266   $        25   $     --   $     251
    Relocation receivables                                              873            34          2         868
    Timeshare receivables                                               667             5         22         646
                                                                  ---------   -----------   --------   ---------
    Total securitized and other managed assets                    $   1,806   $        64   $     24   $   1,765
                                                                  =========   ===========   ========   =========
    Comprised of:
    Assets securitized(c)                                         $   1,378   $        35   $      1   $   1,280
    Assets held for sale or securitization                              175             4         22         213
    Assets held in portfolio                                            253            25          1         272
                                                                  ---------   -----------   --------   ---------
                                                                  $   1,806   $        64   $     24   $   1,765
                                                                  =========   ===========   ========   =========

    ----------------------------------
     (a) Amounts are based on total securitized and other managed assets at December 31, 2001.

     (b) Excludes securitized mortgage loans that the Company continues to service but as to which it has no other continuing involvement.

     (c) Represents the principal amounts of the assets. All retained interests in securitized assets have been excluded from the table.

25. RELATED PARTY TRANSACTIONS

    The Company has certain relationships with affiliated entities principally to support its business model of growing earnings and cash flow with minimal asset risk. Following is a description of these relationships, including the Company's investments in such entities. The Company does not have the ability to control the operating and financial policies of these entities. Accordingly, these investments are classified as available-for-sale debt securities or accounted for using the equity method or at cost, as appropriate. Certain of the Company's officers may serve on the Board of Directors of these entities, but in no instances do they constitute a majority of the Board.

    NRT INCORPORATED

    NRT Incorporated ("NRT") is a joint venture between the Company and Apollo Management, L.P. ("Apollo") that acquires independent real estate brokerages, converts them to one of the Company's real estate brands and operates the brand under a 50-year franchise agreement with the Company. The Company participates in acquisitions made by NRT by acquiring intangible assets and, in some cases, mortgage operations of the real estate brokerage firms acquired by NRT. Franchise agreements of $854 million and $607 million are recorded on the Company's Consolidated Balance Sheet in connection with this relationship as of December 31, 2001 and 2000, respectively. Except for the term and the lack of a royalty rebate provision, these franchise agreements are similar to those of the Company's other real estate franchisees. NRT pays royalty and advertising fees to the Company in connection with these franchise agreements, which are recorded by the Company in its Consolidated Statements of Operations and approximated $220 million, $198 million and $172 million during 2001, 2000 and 1999, respectively. Additionally, during 2001, the Company received $16 million of other fees from NRT, which included a fee paid in connection with the termination of a franchise agreement. Other intangible assets resulting from the acquisition of mortgage operations through NRT approximated $29 million and $25 million as of December 31, 2001 and 2000, respectively, and are recorded in the Company's Consolidated Balance Sheets. Such mortgage operations were immediately integrated into the Company's existing mortgage operations. The Company also receives real estate referral fees from NRT in connection with clients referred to NRT by the Company's relocation business. During 2001, 2000 and 1999, such fees were approximately
    $37 million, $25 million and $15 million, respectively, and are recorded by the Company in its Consolidated Statements of Operations. These fees are also paid to the Company by all other real estate brokerages (both affiliates and non-affiliates) who receive referrals from the Company's relocation business. In February 1999, the Company advanced $35 million to NRT for services to be provided related to the identification of potential acquisition candidates, the negotiation of agreements and other services in connection with future brokerage acquisitions by NRT. As NRT makes acquisitions, the Company capitalizes a proportionate share of this advance, which is then amortized over the term of the franchise agreement. As of December 31, 2001, the remaining balance of this advance was $12 million. Such amount is refundable in the event that services are not provided and therefore is accounted for as a prepaid asset until services are rendered by NRT.

    NRT's common stock is owned by Apollo. The Company owns all of NRT's preferred stock, which is mandatorily redeemable and, therefore, classified as an available-for-sale debt security and accounted for at fair value. The Company's initial preferred stock investment in NRT was $182 million. During 2001 and 2000, the Company acquired additional non-convertible preferred stock in the amounts of $99 million and $50 million, respectively. During 2001 and 2000, the Company recognized $27 million and $17 million, respectively, of dividend income, which increased the basis of the underlying preferred stock investment. During 1999, the Company recognized $16 million of dividend income, of which $8 million increased the basis of the underlying preferred stock and $8 million was received in cash. The Company sold $1 million and $2 million of its convertible preferred interest and recognized a gain of $10 million and $20 million during 2000 and 1999, respectively. At December 31, 2001 and 2000, the Company's investment in NRT's preferred stock was $384 million and $258 million, respectively. The Company has the option, upon the occurrence of certain events, to convert $21 million of its preferred stock investment into no more than 50% of NRT's common stock.

    The Company also has the option to purchase all of NRT's common stock from Apollo for $20 million. This option is not exercisable until August 11, 2002 and is conditional upon NRT's payment of $166 million to Apollo. The Company may exercise the option prior to August 11, 2002 if it satisfies NRT's obligation. If NRT is unable to make the $166 million payment to Apollo, the Company would be required to make the payment on behalf of NRT and would receive additional NRT preferred stock in exchange.

    TRIP NETWORK, INC.

    During March 2001, the Company funded the creation of Trip Network, Inc. ("Trip Network"), formerly Travel Portal, Inc., with a contribution of assets valued at approximately $20 million in exchange for all of the common and preferred stock of Trip Network. The Company transferred all of the common shares of Trip Network to an independent technology trust. The Company's preferred stock investment, which is convertible into approximately 80% of Trip Network's common stock on a fully diluted basis, is accounted for using the cost method. The preferred stock investment is not convertible prior to March 31, 2003, except upon a change of control of Trip Network. Subsequently, the Company contributed $85 million, including $45 million in cash and 1.5 million shares of Homestore common stock, then-valued at $34 million, to Trip Network to pursue the development of an online travel business for the benefit of certain of its current and future franchisees. Since the advance is repayable to the Company only if the development results in the achievement of certain financial results, such amount was expensed by the Company during 2001 and is included as a component of restructuring and other unusual charges in the Consolidated Statement of Operations. The Company also received warrants to purchase up to 28,250 shares of Trip Network's common stock, which are exercisable upon the achievement of certain financial results beginning on March 31, 2003 or upon a change of control of Trip Network.

    During October 2001, the Company entered into two separate lease and licensing agreements with Trip Network, whereby, Trip Network was granted a license to operate the online businesses of Trip.com, Inc. and Cheap Tickets (both wholly-owned subsidiaries of the Company) and a lease or sublease, as applicable, to all the assets of these companies necessary to operate such businesses. The Trip.com license agreement has a one-year term and is renewable at Trip Network's option for 40 additional one-year periods. The Cheaptickets.com license agreement has a 40-year term. Under these agreements, the Company receives a license fee of 3% of revenues generated by Trip.com and Cheaptickets.com during the term of the agreements. The Company also received warrants to purchase up to 46,000 shares of Trip Network common stock, which are exercisable upon the achievement of certain financial results beginning in October 2003 or upon a change of control of Trip Network. Also during October 2001, the Company entered into a travel services agreement with Trip Network, whereby the Company provides Trip Network with call center services. In addition, the Company processes and supports Trip Network's booking and fulfillment of travel transactions and provides travel-related products and services to maintain and develop relationships, discounts and favorable commissions with travel vendors. For these services, the Company receives a fee of cost plus an applicable mark-up. During 2001, the revenue received by Company in connection with these agreements was not material. Additionally, during October 2001, the Company entered into a 40-year global distribution services subscriber agreement with Trip Network, whereby the Company provides all global distribution services for Trip Network. The Company is not obligated or contingently liable for any debt incurred by Trip Network. The Company recorded a prepaid asset of approximately $40 million in connection with this agreement, which is being amortized over 40 years.

    FFD DEVELOPMENT COMPANY, LLC

    Prior to the Company's acquisition of Fairfield in April 2001, Fairfield contributed approximately $60 million of timeshare inventory and $4 million of cash to FFD Development Company LLC. ("FFD"), a company created by Fairfield to acquire real estate for construction of vacation ownership units, which are sold to Fairfield upon completion. In exchange for this contribution, Fairfield received all of the common and preferred equity interests of FFD. Fairfield then contributed all the common equity interest to an independent trust and retained a convertible preferred equity interest, which is convertible at any time, and a warrant to purchase FFD's common equity. The warrant is not exercisable until April 2004, except upon the occurrence of specified events, including the Company's conversion of more than half of its preferred equity interests into common equity interests. In connection with the Company's acquisition of Fairfield in April 2001, the Company now owns the preferred equity interest and the warrant to purchase a common equity interest in FFD. The Company's preferred equity interest, which approximated $59 million at December 31, 2001, is accounted for using the cost method. During 2001, the Company recognized dividend income of $6 million, which was paid-in-kind, related to its preferred equity interest in FFD. Upon the conversion of such preferred equity interests and the exercise of such warrant, the Company would own approximately 75% of FFD's common equity interests on a fully diluted basis. The Company is also now obligated to fulfill Fairfield's purchase commitments with FFD. However, under the development contracts with FFD, the Company is not obligated to purchase a resort property from FFD until construction is completed to the contractual specifications, a certificate of occupancy is delivered and clear title is obtained. During 2001, the Company purchased $40 million of timeshare interval inventory and land from FFD and as of December 31, 2001, is obligated to purchase an additional
    $98 million. Subsequent to December 31, 2001, as is customary in "build to suit" agreements, when the Company contracts with FFD for the development of a property, the Company will issue a letter of credit for up to 20% of its purchase price for such property. Drawing under all such letters of credit will only be permitted if the Company fails to meet its obligation under any purchase commitment. The Company is not obligated or contingently liable for any other debt incurred by FFD.

    TRILEGIANT CORPORATION

    On July 2, 2001, the Company entered into an agreement with Trilegiant Corporation ("Trilegiant"), a newly-formed company owned by the former management of the Company's Cendant Membership Services and Cendant Incentives subsidiaries, whereby the Company outsourced its individual membership and loyalty business to Trilegiant. Trilegiant operates membership-based clubs and programs and other incentive-based programs. As part of this agreement, Trilegiant provides fulfillment services to members of the Company's individual membership business that existed as of the transaction date in exchange for a servicing fee and licenses and/or leases from the Company the assets of the Company's individual membership business in order to service these members and also to obtain new members. The Company continues to collect membership fees from, and is obligated to provide membership benefits to, existing members as of July 2, 2001, including their renewals. Trilegiant retains the economic benefits and service obligations for those new members who join the membership based clubs and programs and all other incentive programs subsequent to July 2, 2001 and will recognize the related revenue and expenses. Beginning in third quarter 2002, the Company will recognize as revenue the royalty income received from Trilegiant for membership fees generated by the new members (initially 5%, increasing to approximately 16% over 10 years). The Company licensed various tradenames, trademarks, logos, service marks, and other intellectual property relating to its membership business to Trilegiant for 40 years. Upon expiration of the 40 year term, Trilegiant will have the option to purchase any or all of the intellectual property licenses at their then-fair market values.

    In connection with the foregoing arrangements, the Company advanced approximately $100 million to support Trilegiant's marketing activities and made a $20 million convertible preferred stock investment in Trilegiant, which is convertible into approximately 20% of Trilegiant's common stock on a fully diluted basis. The Company expenses the marketing advance as Trilegiant incurs qualified marketing costs. During 2001, the Company expensed $66 million of the marketing advance. The Company's preferred stock investment is mandatorily redeemable and, therefore, classified as an available-for-sale debt security and accounted for at fair value. The preferred stock investment is convertible at any time at the Company's option and the Company is entitled to receive a 12% cumulative non-cash dividend annually through July 2006. During third quarter 2001, the Company wrote off the entire amount of its preferred stock investment due to operating losses incurred by Trilegiant. Such amount is included as a component of operating expenses in the Company's Consolidated Statement of Operations. During 2001, the Company paid Trilegiant $128 million in connection with services provided under the outsourcing arrangement and Trilegiant collected $212 million of cash on the Company's behalf in connection with membership renewals.

    The Company also provides Trilegiant with a $35 million revolving line of credit under which advances are at the sole and unilateral discretion of the Company. As of December 31, 2001, Trilegiant had not drawn on this line. During August 2001, Trilegiant entered into marketing agreements with a third party, whereby Trilegiant will provide certain marketing services to the third party in exchange for a commission. As part of its royalty arrangement with Trilegiant, the Company will participate in those commissions. In connection with these marketing agreements, the Company provided Trilegiant with a $75 million loan facility bearing interest at a rate of 9% under which the Company will advance funds to Trilegiant for marketing performed by Trilegiant on behalf of the third party. As of December 31, 2001, the outstanding balance under this facility was $24 million. Such amount will be repaid to the Company as commissions are received by Trilegiant from the third party.

    Additionally, the Company maintains warrants to purchase up to 2.1 million shares of Trilegiant's common stock, which are exercisable, upon the achievement of certain financial results, into a majority ownership interest in Trilegiant. The Company is not obligated or contingently liable for any debt incurred by Trilegiant.

    AVIS GROUP HOLDINGS, INC.

    Prior to the Company's acquisition of Avis on March 1, 2001, the Company maintained both a common and preferred equity interest in Avis and licensed its Avis-Registered Trademark- trademark to Avis pursuant to a license agreement. Under such agreement, the Company received royalty fees of $16 million, $103 million and $102 million during 2001, 2000 and 1999, respectively, which are recorded in the Company's Consolidated Statements of Operations.

    The Company recorded equity in earnings of $5 million, $17 million and $18 million during 2001, 2000 and 1999, respectively, in connection with its common equity ownership. Such amounts are included as a component of other revenue in the Consolidated Statements of Operations. The Company's common stock investment in Avis, which approximated $128 million, and the Company's preferred equity interest, which approximated $394 million, were included as components of Cendant's net investement in Avis upon consummation of the acquisition.

    TAX SERVICES OF AMERICA, INC.

    Tax Services of America, Inc. ("TSA") was formed as a joint venture between the Company and several of its Jackson Hewitt franchisees for the purpose of acquiring independent tax practices and converting them into Jackson Hewitt franchisees. In 1999, the Company initially funded TSA with 80 stores and $5 million in cash in exchange for a preferred stock investment. As of December 31, 2001, the Company's preferred stock investment of $37 million was accounted for using the cost method.

    HOMESTORE.COM, INC.

    The Company's relationship with Homestore is limited to its equity ownership interest. In connection with the write-down during 2001, this investment is recorded at zero as of December 31, 2001 (see Note 4--Dispositions of Businesses and Impairment of Investments).

    ENTERTAINMENT PUBLICATIONS, INC.

    The Company retains approximately 15% of the common equity ownership in Entertainment Publications, Inc., the remaining common equity of which was sold by the Company in 1999. As of December 31, 2001, the Company's investment of $2 million was accounted for using the equity method. The Company has no other commitments relating to this investment.

26. SEGMENT INFORMATION

    In connection with significant acquisitions and dispositions of businesses completed during 2001, the Company realigned the operations and management of certain of its businesses. Accordingly, the Company's segment reporting structure now encompasses the following five reportable segments: Real Estate Services, Hospitality, Travel Distribution, Vehicle Services and Financial Services. The periods presented herein have been reclassified to reflect this change in the Company's segment reporting structure.

    Management evaluates each segment's performance based upon earnings before non-vehicle interest, income taxes, non-vehicle depreciation and amortization, minority interest and equity in Homestore.com, adjusted to exclude certain items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific ("Adjusted EBITDA"). Management believes such discussions are the most informative representation of how management evaluates performance. However, the Company's presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

    A description of the services provided within each of the Company's reportable segments is as follows:

    REAL ESTATE SERVICES

    The Real Estate Services segment franchises the Company's three real estate brands, provides home buyers with mortgages and facilitates employee relocations. The Company licenses the owners and operators of independent real estate brokerage businesses to use its brand names. Operational and administrative services are provided to franchisees, which are designed to increase franchisee revenue and profitability. Such services include advertising and promotions, referrals, training and volume purchasing discounts. Mortgage services includes the origination, sale and servicing of residential mortgage loans. The Company markets a variety of mortgage products to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and other mortgage banks. The Company customarily sells all mortgages it originates to investors while generally retaining mortgage servicing rights. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, and otherwise administering the Company's mortgage loan servicing portfolio. Relocation services are provided to client corporations for the transfer of their employees. Such services include appraisal, inspection and selling of transferees' homes, providing equity advances to transferees (generally guaranteed by the corporate customer), purchasing of a transferee's home, certain home management services, assistance in locating a new home for the transferee at the transferee's destination, consulting services and other related services. The transferee's home is purchased under a contract of sale and the Company obtains a deed to the property; however, it does not generally record the deed or transfer title. Transferring employees are provided equity advances on the home based on their ownership equity of the appraised home value. The mortgage is generally retired concurrently with the advance of the equity and the purchase of the home. Based on its client agreements, the Company is given parameters under which it negotiates for the ultimate sale of the home. The gain or loss on resale is generally borne by the client corporation. In certain transactions, the Company will assume the risk of loss on the sale of homes; however, in such transactions, the Company will control all facets of the resale process, thereby limiting its exposure.

    HOSPITALITY

    The Hospitality segment franchises the Company's nine lodging brands, facilitates the sale and exchange of vacation ownership intervals and facilitates the leasing of vacation properties in Europe. As a franchiser of guest lodging facilities, the Company licenses the independent owners and operators of hotels to use its brand names. Operation and administrative services are provided to franchisees, which include access to a national reservation system, national advertising and promotional campaigns, co-marketing programs and volume purchasing discounts. As a provider of vacation and timeshare exchange services, the Company enters into affiliation agreements with resort property owners/developers to allow owners of weekly timeshare intervals to trade their owned weeks with other subscribers. As an owner of vacation resort properties and inventory, the Company markets and sells vacation ownership interests, operates vacation ownership resorts and provides consumer financing to individuals purchasing vacation ownership interests.

    TRAVEL DISTRIBUTION

    The Travel Distribution segment provides global distribution and travel agency services. The Company provides scheduling, fare and other information to global travel agencies, Internet travel sites, corporations and individuals to assist them with the placement of airline, car rental and hotel reservations. Such services are provided through the use of a computerized reservation system. The Company also provides airline, car rental, hotel and other companies travel reservation and fulfillment services to members of its timeshare exchange programs and members of certain of Trilegiant's programs. Further, the Company provides hotels, car rental businesses and tour/leisure travel operators, including Internet travel companies, with access to reservation systems and processing.

    VEHICLE SERVICES

    The Vehicle Services segment operates and franchises the Avis car rental brand, provides fleet management and fuel card services and operates car parking facilities in the United Kingdom. The Company owns and operates the Avis car rental franchise system and franchises vehicle rentals to business and leisure travelers. The Company also provides fleet and fuel card related products and services to corporate clients and government agencies. These services included management and leasing of vehicles, fuel card payment and reporting and other fee-based services for clients' vehicle fleets. The Company leases vehicles primarily to corporate fleet users under operating and direct financing lease arrangements where the customer bears substantially all of the vehicle's residual value risk. In limited circumstances, the Company leases vehicles under closed-end leases where the Company bears all of the vehicle's residual value risk.

    FINANCIAL SERVICES

    The Financial Services segment provides insurance-based products, franchises tax preparation services and provides a variety of membership programs. The Company affiliates with business partners, such as leading financial institutions and retailers, to offer membership as an enhancement to their credit card customers. The Company also markets and administers insurance products, primarily accidental death and dismemberment insurance and term life insurance, and provides services such as checking account enhancement packages, various financial products and discount programs, to financial institutions, which, in turn, provide these services to their customers. The Company franchises tax preparation services through its Jackson Hewitt brand name. The Company, through its relationship with Trilegiant Corporation, also provides consumers with a variety of membership programs offering discounted products and services in such areas as retail shopping, auto, dining, home improvement and credit information.

    YEAR ENDED DECEMBER 31, 2001

                                            REAL ESTATE                      VEHICLE         TRAVEL
                                             SERVICES     HOSPITALITY(A)     SERVICES     DISTRIBUTION
                                            -----------   --------------   ------------   ------------
    Net revenues(d)                          $   1,859      $    1,522     $      3,659   $        437
    Adjusted EBITDA                                939             513              403            108
    Non-vehicle depreciation and
      amortization                                 116             119              126             26
    Total assets exclusive of assets under
      programs(c)                                3,826           2,917            5,528          3,854
    Assets under management and mortgage
      programs                                   3,573             262            8,115             --
    Capital expenditures                            41              70               94             22

                                                         FINANCIAL     CORPORATE
                                                        SERVICES(B)   AND OTHER(C)      TOTAL
                                                        -----------   ------------   ------------
    Net revenues(d)                                     $    1,402    $         71   $      8,950
    Adjusted EBITDA                                            310             (69)         2,204
    Non-vehicle depreciation and
      amortization                                              73              41            501
    Total assets exclusive of assets under
      programs(c)                                            1,611           3,766         21,502
    Assets under management and mortgage
      programs                                                  --              --         11,950
    Capital expenditures                                        64              58            349

    YEAR ENDED DECEMBER 31, 2000

                                            REAL ESTATE                      VEHICLE         TRAVEL
                                             SERVICES     HOSPITALITY(A)     SERVICES     DISTRIBUTION
                                            -----------   --------------   ------------   ------------
    Net revenues(d)                          $   1,461      $      918     $        568   $         99
    Adjusted EBITDA                                752             385              306             10
    Non-vehicle depreciation and
      amortization                                 103              80               52              2
    Total assets exclusive of assets under
      programs(c)                                3,262           1,906            2,694             22
    Assets under management and mortgage
      programs                                   2,861              --               --             --
    Capital expenditures                            39              38               55              1

                                                         FINANCIAL     CORPORATE
                                                        SERVICES(B)   AND OTHER(C)      TOTAL
                                                        -----------   ------------   ------------
    Net revenues(d)                                     $    1,380    $        233   $      4,659
    Adjusted EBITDA                                            373            (101)         1,725
    Non-vehicle depreciation and
      amortization                                              59              56            352
    Total assets exclusive of assets under
      programs(c)                                            1,525           2,802         12,211
    Assets under management and mortgage
      programs                                                  --              --          2,861
    Capital expenditures                                        74              39            246

    YEAR ENDED DECEMBER 31, 1999

                                            REAL ESTATE                      VEHICLE         TRAVEL
                                             SERVICES     HOSPITALITY(A)     SERVICES     DISTRIBUTION
                                            -----------   --------------   ------------   ------------
    Net revenues(d)                          $   1,383      $      920     $      1,430   $         91
    Adjusted EBITDA                                727             420              364              7
    Non-vehicle depreciation and
      amortization                                  95              76               68              2
    Total assets exclusive of assets under
      programs(c)                                3,225           1,908            2,762             21
    Assets under management and mortgage
      programs                                   2,726              --               --             --
    Capital expenditures                            69              51               62              1

                                                         FINANCIAL     CORPORATE
                                                        SERVICES(B)   AND OTHER(C)      TOTAL
                                                        -----------   ------------   ------------
    Net revenues(d)                                     $    1,518    $        734   $      6,076
    Adjusted EBITDA                                            305              96          1,919
    Non-vehicle depreciation and
      amortization                                              58              72            371
    Total assets exclusive of assets under
      programs(c)                                            1,415           3,092         12,423
    Assets under management and mortgage
      programs                                                  --              --          2,726
    Capital expenditures                                        47              47            277

    ----------------------------------
     (a) Net revenues and Adjusted EBITDA include the equity in earnings from the Company's investment in Avis of $5 million, $17 million and
       $18 million in 2001, 2000 and 1999, respectively. Net revenues and Adjusted EBITDA for 1999 include a pre-tax gain of $11 million and $18 million, respectively, as a result of the sale of a portion of the Company's equity interest. Segment assets include such equity method investment in the amount of $132 million and $118 million at December 31, 2000 and 1999, respectively.

     (b) Net revenues include gains of $23 million, $33 million and $23 million during 2001, 2000 and 1999, respectively, on the sales of car parking facilities.

     (c) Segment assets include the Company's equity investment of $2 million and $1 million in Entertainment Publication, Inc. at December 31, 2001 and
       2000, respectively.

     (d) Inter-segment net revenues were not significant to the net revenues of any one segment.

    Provided below is a reconciliation of Adjusted EBITDA to income (loss) before income taxes, minority interest and equity in Homestore.com.

                                                                   YEAR ENDED DECEMBER 31,
                                                                  -------------------------
                                                                   2001     2000     1999
                                                                  ------   ------   -------
    Adjusted EBITDA                                               $2,204   $1,725   $ 1,919
    Non-vehicle depreciation and amortization                       (501)    (352)     (371)
    Other charges:
      Restructuring and other unusual charges                       (379)    (109)     (117)
      Acquisition and integration related costs                     (112)      --        --
      Mortgage servicing rights impairment                           (94)      --        --
      Litigation settlement and related costs                        (86)      (2)   (2,915)
    Non-vehicle interest, net                                       (249)    (148)     (199)
    Net gain (loss) on dispositions of businesses and impairment
      of investments                                                 (24)      (8)    1,109
                                                                  ------   ------   -------
    Income (loss) before income taxes, minority interest and
      equity in Homestore.com                                     $  759   $1,106   $  (574)
                                                                  ======   ======   =======

    The geographic segment information provided below is classified based on the geographic location of the Company's subsidiaries.

                                                                  UNITED     UNITED    ALL OTHER
                                                                  STATES    KINGDOM    COUNTRIES   TOTAL
                                                                  -------   --------   ---------   ------
    2001
    Net revenues                                                  $ 7,842   $    577   $     531   $8,950
    Total assets                                                   28,386      2,049       3,017   33,452
    Net property and equipment                                      1,229        637          85    1,951

    2000
    Net revenues                                                  $ 3,955   $    500   $     204   $4,659
    Total assets                                                   13,026      1,924         122   15,072
    Net property and equipment                                        672        637          36    1,345

    1999
    Net revenues                                                  $ 4,916   $    869   $     291   $6,076
    Total assets                                                   11,722      3,215         212   15,149
    Net property and equipment                                        590        723          34    1,347

27. SELECTED QUARTERLY FINANCIAL DATA--(UNAUDITED)

    Provided below is selected unaudited quarterly financial data for 2001 and 2000. The underlying diluted per share information is calculated from the weighted average common and common stock equivalents outstanding during each quarter, which may fluctuate based on quarterly income levels, market prices and share repurchases. Therefore, the sum of the quarters' per share information may not equal the total year amounts presented on the Consolidated Statements of Operations.

                                                                                     2001
                                                                  -------------------------------------------
                                                                  FIRST(A)   SECOND(B)   THIRD(C)   FOURTH(D)
                                                                  --------   ---------   --------   ---------
    Net revenues                                                  $  1,486   $   2,403   $  2,481   $   2,580
                                                                  ========   =========   ========   =========
    Adjusted EBITDA                                               $    443   $     587   $    603   $     571
                                                                  ========   =========   ========   =========
    Income (loss) from continuing operations                      $    277   $     242   $    210   $    (307)
    Cumulative effect of accounting changes, net of tax                (38)         --         --          --
                                                                  --------   ---------   --------   ---------
    Net income (loss)                                             $    239   $     242   $    210   $    (307)
                                                                  ========   =========   ========   =========
    CD common stock per share information:
      Basic
        Income (loss) from continuing operations                  $   0.32   $    0.29   $   0.25   $   (0.31)
        Net income (loss)                                         $   0.28   $    0.29   $   0.25   $   (0.31)
        Weighted average shares                                        790         851        857         978
      Diluted
        Income (loss) from continuing operations                  $   0.30   $    0.27   $   0.23   $   (0.31)
        Net income (loss)                                         $   0.26   $    0.27   $   0.23   $   (0.31)
        Weighted average shares                                        830         905        912         978
    CD common stock market prices:
      High                                                        $  14.76   $   20.37   $  21.53   $   19.81
      Low                                                         $  9.625   $   13.89   $  11.03   $   12.04
    Move.com common stock per share information:
      Basic
        Income (loss) from continuing operations                  $  10.41   $   (0.63)
        Net income (loss)                                            10.34   $   (0.63)
        Weighted average shares                                          2           1
      Diluted
        Income (loss) from continuing operations                  $  10.13   $   (0.63)
        Net income (loss)                                            10.07   $   (0.63)
        Weighted average shares                                          3           1

    ----------------------------------
     (a) Includes a net gain of $435 million ($261 million, after tax or $0.28 per diluted share) related to the dispositions of businesses and a non-cash credit of $14 million ($9 million, after tax or $0.01 per diluted share) in connection with an adjustment to the PRIDES settlement. Such amounts were partially offset by charges of (i) $95 million ($62 million, after tax or $0.07 per diluted share) to fund an irrevocable contribution to an independent technology trust, (ii) $85 million ($56 million, after tax or $0.07 per diluted share) incurred in connection with the creation of Travel Portal, Inc., (iii) $25 million ($15 million, after tax or $0.02 per diluted share) for litigation settlement and related costs,
       (iv) $7 million ($5 million, after tax or $0.01 per diluted share) related to a non-cash contribution to the Cendant Charitable Foundation and (v) $8 million ($5 million, after tax or $0.01 per diluted share) related to the acquisition and integration of Avis Group.

     (b) Includes $9 million ($5 million, after tax or $0.01 per diluted share) of litigation settlement and related costs.

     (c) Includes charges of $77 million ($50 million, after tax or $0.05 per diluted share) related to the September 11th terrorist attacks and
       $9 million ($6 million, after tax or $0.01 per diluted share) of litigation settlement and related costs.

     (d) Includes charges of (i) $116 million ($73 million, after tax or $0.07 per diluted share) in connection with restructuring and other initiatives undertaken as a result of the September 11th terrorist attacks,
       (ii) $104 million ($65 million, after tax or $0.07 per diluted share) related to the acquisition and integration of Galileo
       International, Inc. and Cheap Tickets, Inc., (iii) $94 million
       ($55 million, after tax or $0.06 per diluted share) related to the impairment of the Company's mortgage servicing rights portfolio,
       (iv) $58 million ($37 million, after tax or $0.04 per diluted share) for litigation settlement and related costs, (v) $441 million ($265 million, after tax or $0.27 per diluted share) related to impairment of certain of the Company's investments and (vi) losses of $18 million ($20 million, after tax or $0.02 per diluted share) related to the dispositions of non-strategic businesses.

                                                                                     2000
                                                                  -------------------------------------------
                                                                  FIRST(A)   SECOND(B)   THIRD(C)   FOURTH(D)
                                                                  --------   ---------   --------   ---------
    Net revenues                                                  $  1,128   $   1,137   $  1,225   $   1,169
                                                                  ========   =========   ========   =========
    Adjusted EBITDA                                               $    412   $     404   $    490   $     419
                                                                  ========   =========   ========   =========
    Income from continuing operations                             $    127   $     175   $    214   $     145
    Extraordinary loss, net of tax                                      (2)         --         --          --
    Cumulative effect of accounting changes, net of tax                (56)         --         --          --
                                                                  --------   ---------   --------   ---------
    Net income                                                    $     69   $     175   $    214   $     145
                                                                  ========   =========   ========   =========
    CD common stock per share information:
      Basic
        Income from continuing operations                         $   0.18   $    0.25   $   0.30   $    0.20
        Net income                                                $   0.10   $    0.25   $   0.30   $    0.20
        Weighted average shares                                        717         722        725         731
      Diluted
        Income from continuing operations                         $   0.17   $    0.24   $   0.29   $    0.20
        Net income                                                $   0.09   $    0.24   $   0.29   $    0.20
        Weighted average shares                                        769         762        759         757
    CD common stock market prices:
      High                                                        $24 5/16   $  18 3/4   $ 14 7/8   $ 12 9/16
      Low                                                         $16 3/16   $ 12 5/32   $ 10 5/8   $   8 1/2
    Move.com common stock per share information:
      Basic and Diluted
        Loss from continuing operations                                      $   (0.67)  $  (0.55)  $   (0.54)
        Net loss                                                             $   (0.67)  $  (0.55)  $   (0.54)
        Weighted average shares                                                      4          4           3

    ----------------------------------
     (a) Includes (i) restructuring and other unusual charges of $106 million ($70 million, after tax or $0.09 per diluted share) in connection with various strategic initiatives, (ii) losses of $13 million ($9 million, after tax or $0.01 per diluted share) related to the disposition of businesses and (iii) $3 million ($2 million, after tax) of litigation settlement and related costs. Such amounts were partially offset by a non-cash credit of $41 million ($26 million, after tax or $0.03 per diluted share) in connection with an adjustment to the PRIDES settlement,

     (b) Includes $5 million ($3 million, after tax) of litigation settlement and related costs and $4 million ($2 million, after-tax) related to the dispositions of businesses.

     (c) Includes (i) losses of $32 million ($20 million, after tax or $0.03 per diluted share) related to the dispositions of businesses,
       (ii) $27 million ($16 million, after tax or $0.02 per diluted share) of litigation settlement and related costs and (iii) charges of $3 million ($2 million, after tax) related to the postponement of the initial public offering of Move.com common stock. Such amounts were partially offset by a gain of $35 million ($35 million, after tax or $0.05 per diluted share) resulting from the recognition of a portion of the Company's previously recorded deferred gain from the sale of its fleet businesses.

     (d) Includes $8 million ($5 million, after tax or $0.01 per diluted share) of litigation settlement and related costs.

28. SUBSEQUENT EVENTS

    On January 18, 2002, the Company acquired all the common stock of TSA for approximately $4 million in cash. TSA was the largest franchisee within the Jackson Hewitt franchise system. Accordingly, TSA will be included in the Company's consolidated results of operations and financial position beginning in the first quarter of 2002.

    On February 11, 2002, the Company acquired all of the outstanding common stock of Equivest Finance, Inc. ("Equivest") for approximately $98 million in cash. Equivest is a timeshare vacation services company that develops, markets and sells vacation services and vacation ownership interest to consumers.

    On February 15, 2002, the Company redeemed the remaining $390 million of its 3% convertible subordinated notes.

    On February 21, 2002, PHH entered into a $750 million committed revolving credit facility maturing in February 2004. This facility replaces PHH's $750 million revolving credit facility, which matured on February 21, 2002. Borrowings under this facility bear interest at LIBOR plus a margin of 62.5 basis points. All other terms of this facility are similar to the terms of PHH's $750 million revolving credit facility maturing in February 2005.

    On March 1, 2002, the Company entered into a venture with Marriott International, Inc. ("Marriott") whereby the Company contributed its Days Inn trademark and an amended license agreement relating to such trademark and Marriott contributed the Ramada trademark and the master license agreement relating to such trademark. The Company received a 50.0001% interest in the venture and Marriott received 49.9999% interest in the venture. Pursuant to the terms of the venture, the Company and Marriott will share income from the venture on a substantially equal basis. The Company currently expects the venture to redeem Marriott's interest for approximately $200 million, the projected fair market value, in March 2004. The Company expects to loan the venture such amount in March 2004 to enable the venture to meet its obligations to Marriott. Upon redemption, the Company will own 100% of the venture. Under the terms of the venture agreement, the Company controls the venture and, therefore, will consolidate the venture into its results of operations, financial position and cash flows beginning on March 1, 2002. The venture has no third party liabilities.

    On April 1, 2002, the Company announced that it had entered into agreements to acquire all of the outstanding common stock of Trendwest Resorts, Inc. ("Trendwest") through a tax-free exchange of the Company's CD common stock. Trendwest markets, sells and finances vacation ownership interests. As part of the planned acquisition, the Company will assume approximately
    $74 million of Trendwest net debt, which it intends to repay. The number of shares of CD common stock to be paid to Trendwest stockholders will fluctuate between 55.4 million and 48.3 million shares, within a collar of $16.15 to $18.50 per share of CD common stock. The first step of the transaction, the purchase of more than 90% of the outstanding shares from certain Trendwest stockholders, is expected to close in May 2002, subject to customary regulatory approvals and the satisfaction of closing conditions. The purchase of the remaining 10% of the outstanding Trendwest shares will close upon the effectiveness of a registration statement relating to the issuance of CD common stock to such Trendwest stockholders. Management believes that this acquisition will provide the Company with significant geographic diversification and global presence in the timeshare industry.

                                    * * * *

                                 EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
       3.1              Amended and Restated Certificate of Incorporation of the
                        Company (Incorporated by reference to Exhibit 3.1 to the
                        Company's Form 10-Q/A for the quarterly period ended
                        March 31, 2000 dated July 28, 2000).

       3.2              Amended and Restated By-Laws of the Company (Incorporated by
                        reference to Exhibit 3.2 to the Company's Form 10-Q/A for
                        the quarterly period ended March 31, 2000 dated July 28,
                        2000).

       4.1              Form of Stock Certificate (Incorporated by reference to
                        Exhibit 4.1 to the Company's Annual Report on Form 10-K for
                        the year ended December 31, 2000, dated March 29, 2001).

       4.2              Indenture between the Company and The Bank of Nova Scotia
                        Trust Company of New York, as Trustee dated February 24,
                        1998.

       4.3              Form of 7 3/4% Global Note (Incorporated by reference to
                        Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 4, 1998).

       4.4              Form of 6.875% Note due 2006 (Incorporated by reference to
                        Exhibit 4.2 to the Company's Registration Statement on
                        Form S-4 filed on November 2, 2001).

       4.5              Indenture dated November 6, 2000 between PHH Corporation and
                        Bank One Trust Company, N.A., as Trustee (Incorporated by
                        reference to Exhibit 4.0 to PHH Corporation's Current Report on Form 8-K dated December 12, 2000).

       4.6              Supplemental Indenture No. 1 dated November 6, 2000 to the
                        Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current
                        Report on Form 8-K dated December 12, 2000).

       4.7(a)           Supplemental Indenture No. 2 dated January 30, 2001 to the
                        Indenture dated November 6, 2000 between PHH Corporation
                        and Bank One Trust Company, N.A., as Trustee (pursuant to
                        which the 8 1/8% Notes were issued) (Incorporated by
                        reference to Exhibit 4.1 to PHH Corporation's Current Report on Form 8-K dated February 8, 2001).

       4.7(b)           Form of the 8 1/8% Notes due 2003 of PHH Corporation
                        (Incorporated by reference to Exhibit 4.4 to PHH
                        Corporation's Annual Report on Form 10-K for the year ended
                        December 31, 2001).

       4.8              Indenture dated February 13, 2001 between the Company and
                        The Bank of New York, as Trustee (pursuant to which Zero
                        Coupon Senior Convertible Contingent Debt Securities (the
                        "CODES") due 2021 were issued) (Incorporated by reference to
                        Exhibit 4.1 to the Company's Current Report on Form 8-K
                        dated February 20, 2001).

       4.9              Supplemental Indenture No. 1 dated June 13, 2001 to the
                        Indenture dated February 13, 2001 between Cendant
                        Corporation and The Bank of New York, as Trustee (pursuant to which the CODES due 2021 were issued) (Incorporated by
                        reference to Exhibit 4.1 to the Company's Current Report on
                        Form 8-K dated June 13, 2001).

       4.10             Form of Zero Coupon Senior Convertible Contingent Debt
                        Securities due 2021 (included in Exhibit 4.8).

       4.11             Resale Registration Rights Agreement between Cendant
                        Corporation and Goldman, Sachs & Co. dated as of May 4,
                        2001 (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on
                        July 20, 2001).

       4.12             Purchase Agreement (including as Exhibit A the form of the
                        Warrant for the Purchase of Shares of Common Stock), dated
                        December 15, 1999, between Cendant Corporation and Liberty
                        Media Corporation (Incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 filed on February 4,
                        2000).

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
       4.13             Resale Registration Rights Agreement dated as of
                        February 13, 2001 between the Company and Lehman
                        Brothers Inc. (Incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 2000, dated March 29, 2001).

       4.14             Indenture dated May 4, 2001 between the Company and The Bank of New York, as Trustee (pursuant to which the Zero Coupon
                        Convertible Debentures due 2021 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 10, 2001).

       4.15             Form of 11% Senior Subordinated Notes due 2009 of Avis Group
                        Holdings. (Included in Exhibit 4.20(a)).

       4.16             Fourth Supplemental Indenture, dated as of July 27, 2001, to the Indenture dated February 24, 1998, between Cendant
                        Corporation and The Bank of Nova Scotia Trust Company of New
                        York, as trustee (pursuant to which the Senior Notes (making up a portion of the Upper Decs) were issued) (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 1, 2001).

       4.17             Indenture dated as of November 27, 2001 between Cendant
                        Corporation and the Bank of Nova Scotia Trust Company of New
                        York, as trustee (pursuant to which the 3 7/8% Convertible
                        Senior Debentures Due 2011 were issued) (Incorporated by
                        reference to Exhibit 4.1 to the Company's Current Report on
                        Form 8-K, filed December 6, 2001).

       4.18             Form of 3 7/8% Convertible Senior Debenture due 2011
                        (included in Exhibit 4.17).

       4.19             Registration Rights Agreement dated as of November 27, 2001 between Cendant Corporation and J. P. Morgan Securities
                        (relating to the 3 7/8% Convertible Senior Debentures Due
                        2011) (Incorporated by reference to Exhibit 4.3 to the
                        Company's Registration Statement on Form S-3 filed on
                        February 25, 2002).

       4.20(a)          Indenture, dated as of June 30, 1999, among Avis Group
                        Holdings, Inc., the Subsidiary Guarantors and the Bank of
                        New York (Incorporated by reference to Avis Group
                        Holdings, Inc.'s Registration Statement on Form S-4 filed
                        August 31, 1999).

       4.20(b)          Supplemental Indenture dated as of April 2, 2001 to the
                        Indenture dated June 30, 1999, among Avis Group
                        Holdings, Inc., the Subsidiary Guarantors and The Bank of
                        New York, as trustee (pursuant to which the 11% Senior
                        Subordinated Notes due 2009 were issued) (Incorporated by reference to Avis Group Holdings, Inc.'s current report on form 8-K filed on April 13, 2001).

       4.21             Forward Purchase Contract Agreement, dated as of July 27,
                        2001, between Cendant Corporation and Bank One Trust
                        Company, National Association, as Forward Purchase Contract
                        Agent (relating to the Upper Decs) (Incorporated in
                        reference to Exhibit 4.4 to the Company's Current Report on
                        Form 8-K filed on August 1, 2001).

       4.22             Form of Upper Decs Certificate (included in Exhibit 4.21).

       4.23             Form of Stripped Upper Decs Certificate (included in
                        Exhibit 4.21).

       4.24             Form of Senior Notes (included in Exhibit 4.16).

       4.25             Pledge Agreement, dated as of July 27, 2001, among Cendant
                        Corporation, The Chase Manhattan Bank, as Collateral Agent,
                        and Bank One Trust Company, National Association, as Forward
                        Purchase Contract Agent (relating to the Upper Decs)
                        (Incorporated by reference to Exhibit 4.7 to the Company's
                        Current Report on Form 8-K filed on August 1, 2001).

       4.26             Exchange and Registration Rights Agreement, dated
                        August 13, 2001, between Cendant Corporation and J.P. Morgan
                        Securities Inc., Banc of America Securities LLC, Barclays
                        Capital Inc., Credit Lyonnais Securities (USA) Inc., The
                        Royal Bank of Scotland Plc, Scotia Capital (USA) Inc., The
                        Williams Capital Group, L.P. and Tokyo-Mitsubishi
                        International Plc (relating to the 6.875% Notes Due 2006)
                        (Incorporated by reference to Exhibit 4.3 the Company's
                        Registration Statement on Form S-4 filed on November 2,
                        2001).

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
      10.1(a)           Agreement with Henry R. Silverman, dated June 30, 1996 and as amended through December 17, 1997 (Incorporated by
                        reference to Exhibit 10.6 to the Company's Registration
                        Statement on Form S-4, Registration No. 333-34517 dated
                        August 28, 1997).

      10.1(b)           Amendment to Agreement with Henry R. Silverman, dated
                        December 31, 1998 (Incorporated by reference to
                        Exhibit 10.1(b) to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1998).

      10.1(c)           Amendment to Agreement with Henry R. Silverman, dated
                        August 2, 1999 (Incorporated by reference to
                        Exhibit 10.1(c) to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1999).

      10.1(d)           Amendment to Agreement with Henry R. Silverman, dated
                        May 15, 2000 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000).

      10.2(a)           Agreement with Stephen P. Holmes, dated September 12, 1997
                        (Incorporated by reference to Exhibit 10.7 to the Company's
                        Registration Statement on Form S-4, Registration
                        No. 333-34517 dated August 28, 1997).

      10.2(b)           Amendment to Agreement with Stephen P. Holmes, dated
                        January 11, 1999 (Incorporated by reference to
                        Exhibit 10.2(b) to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1998).

      10.2(c)           Amendment to Agreement with Stephen P. Holmes dated
                        January 3, 2001.

      10.3(a)           Agreement with James E. Buckman, dated September 12, 1997
                        (Incorporated by reference to Exhibit 10.9 to the Company's
                        Registration Statement on Form S-4, Registration
                        No. 333-34517 dated August 28, 1997).

      10.3(b)           Amendment to Agreement with James E. Buckman, dated
                        January 11, 1999 (Incorporated by reference to
                        Exhibit 10.4(b) to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1998).

      10.3(c)           Amendment to Agreement with James E. Buckman, dated
                        January 3, 2001.

      10.4              Employment Agreement with Richard A. Smith, dated June 2,
                        2001.

      10.5              Second Amended and Restated Employment Agreement with John
                        W. Chidsey, dated January 2, 2002.

      10.6              Agreement with Samuel L. Katz, amended and restated June 5,
                        2000 (Incorporated by reference to Exhibit 10.6 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 2000, dated March 29, 2001).

      10.6(a)           Consulting Agreement with Martin L. Edelman, dated
                        March 21, 2001 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001, dated May 11, 2001).

      10.6(b)           Employment Agreement with Kevin M. Sheehan, dated March 1,
                        2001 (Incorporated by reference to Exhibit 10.2 to the
                        Company's Quarterly Report on From 10-Q for the period ended
                        March 31, 2001, dated May 11, 2001.)

      10.7(a) 1987 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.16 to the Company's Form 10-Q for the period ended October 31, 1996).

      10.7(b)           Amendment to 1987 Stock Option Plan dated January 3, 2001
                        (Incorporated by reference to Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 2000, dated March 29, 2001).

      10.8              1990 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.17 to the Company's Quarterly
                        Report on Form 10-Q for the period ended October 31, 1996).

      10.9              1992 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.18 to the Company's Quarterly
                        Report on Form 10-Q for the period ended October 31, 1996).

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
      10.10             1994 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.19 to the Company's Quarterly
                        Report on Form 10-Q for the period ended October 31, 1996).

      10.11(a)          1997 Stock Option Plan (Incorporated by reference to
                        Exhibit 10.23 to the Company's Quarterly Report on
                        Form 10-Q for the period ended April 30, 1997).

      10.11(b)          Amendment to 1997 Stock Option Plan dated January 3, 2001
                        (Incorporated by reference to Exhibit 10.11(b) to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 2000, dated March 29, 2001).

      10.12(a)          1997 Stock Incentive Plan (Incorporated by reference to
                        Appendix E to the Joint Proxy Statement/ Prospectus included as part of the Company's Registration Statement on
                        Form S-4, Registration No. 333-34517 dated August 28,
                        1997).

      10.12(b)          Amendment to 1997 Stock Incentive Plan dated March 27, 2000
                        (Incorporated by reference to Exhibit 10.12(b) to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 2000, dated March 29, 2001).

      10.12(c)          Amendment to 1997 Stock Incentive Plan dated March 28, 2000
                        (Incorporated by reference to Exhibit 10.12(c) to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 2000, dated March 29, 2001).

      10.12(d)          Amendment to 1997 Stock Incentive Plan dated January 3, 2001
                        (Incorporated by reference to Exhibit 10.12(d) to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 2000, dated March 29, 2001).

      10.13(a)          HFS Incorporated's Amended and Restated 1993 Stock Option
                        Plan (Incorporated by reference to Exhibit 4.1 to HFS
                        Incorporated's Registration Statement on Form S-8,
                        Registration No. 33-83956).

      10.13(b)          First Amendment to the Amended and Restated 1993 Stock
                        Option Plan dated May 5, 1995 (Incorporated by reference to
                        Exhibit 4.1 to HFS Incorporated's Registration Statement on
                        Form S-8, Registration No. 33-094756).

      10.13(c)          Second Amendment to the Amended and Restated 1993 Stock
                        Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(b) to HFS Incorporated's Annual
                        Report on Form 10-K for the year ended December 31, 1995).

      10.13(d)          Third Amendment to the Amended and Restated 1993 Stock
                        Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(c) to HFS Incorporated's Annual
                        Report on Form 10-K for the year ended December 31, 1995).

      10.13(e)          Fourth Amendment to the Amended and Restated 1993 Stock
                        Option Plan dated May 20, 1996 (Incorporated by reference
                        to Exhibit 4.5 to HFS Incorporated's Registration Statement
                        on Form S-8, Registration No. 333-06733).

      10.13(f)          Fifth Amendment to the Amended and Restated 1993 Stock
                        Option Plan dated July 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated's Annual Report on
                        Form 10-K for the year ended December 31, 1995).

      10.13(g)          Sixth Amendment to the Amended and Restated 1993 Stock
                        Option Plan dated September 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated's Annual
                        Report on Form 10-K for the year ended December 31, 1995).

      10.13(h)          Seventh Amendment to the Amended and Restated 1993 Stock
                        Option Plan dated as of April 30, 1997 (Incorporated by
                        reference to Exhibit 10.17(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

      10.13(i)          Eighth Amendment to the Amended and Restated 1993 Stock
                        Option Plan dated as of May 27, 1997 (Incorporated by
                        reference to Exhibit 10.17(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
      10.14             HFS Incorporated's 1992 Incentive Stock Option Plan and Form
                        of Stock Option Agreement (Incorporated by reference to
                        Exhibit 10.6 to HFS Incorporated's Registration Statement on
                        Form S-1, Registration No. 33-51422).

      10.15             1992 Employee Stock Plan (Incorporated by reference to
                        Exhibit 4.1 to the Company's Registration Statement on
                        Form S-8, Registration No. 333-45183, dated January 29,
                        1998).

      10.16             Deferred Compensation Plan (Incorporated by reference to
                        Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

      10.17             Cendant Corporation Move.com Group 1999 Stock Option Plan
                        (Incorporated by reference to Exhibit 10.17 to the Company's
                        Annual Report on Form 10-K for the year ended December 31,
                        2000, dated March 29, 2001).

      10.18             $1,150,000,000 Amended and Restated Credit Agreement dated as of October 5, 2001 among Cendant Corporation, the lenders referred to therein and The Chase Manhattan Bank, as
                        Administrative Agent (Incorporated by reference to
                        Exhibit 10.1 to the Company's Current Report on Form 8-K
                        filed on October 15, 2001).

      10.19(a)          $1,750,000,000 Three Year Competitive Advance and Revolving
                        Credit Agreement dated as of August 29, 2000 among the
                        Company, the lenders parties thereto, and The Chase
                        Manhattan Bank, as Administrative Agent (Incorporated by
                        reference to Exhibit 10.23(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated
                        March 29, 2001).

      10.19(b)          Amendment to the Three Year Competitive Advance and
                        Revolving Credit Agreement, dated as of February 22, 2001, among the Company, the lenders parties thereto and The Chase
                        Manhattan Bank, as Administrative Agent (Incorporated by
                        reference to Exhibit 10.23(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated
                        March 29, 2001).

      10.19(c)          Second Amendment dated October 5, 2001 to the Three Year
                        Competitive Advance and Revolving Credit Agreement, dated as of August 29, 2000, among the Company, the lenders parties thereto and The Chase Manhattan Bank, as Administrative
                        Agent.

      10.20             Two-Year Competitive Advance and Revolving Credit Agreement
                        dated March 4, 1997, as amended and restated through
                        February 21, 2002, among PHH Corporation, the lenders
                        parties thereto, and The Chase Manhattan Bank, as
                        Administrative Agent. (Incorporated by reference to PHH
                        Corporation's Current Report on Form 8-K filed on
                        February 21, 2002).

      10.21(a)          Five-year Competitive Advance and Revolving Credit Agreement dated March 4, 1997 as amended and restated through
                        February 28, 2000, among PHH Corporation, the Lenders and
                        The Chase Manhattan Bank, as Administrative Agent
                        (Incorporated by reference to Exhibit 10.24(b) to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1999).

      10.21(b)          Amendment to the Five Year Competitive Advance and Revolving
                        Credit Agreement, dated as of February 22, 2001, among PHH
                        Corporation, the financial institutions parties thereto and
                        The Chase Manhattan Bank, as Administrative Agent
                        (Incorporated by reference to Exhibit 10.25(c) to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 2000, dated March 29, 2001).

      10.21(c)          Amendment to the Five Year Competitive Advance and Revolving
                        Credit Agreement, dated as of February 21, 2002, among PHH
                        Corporation, the financial institutions parties thereto and
                        The Chase Manhattan Bank, as Administrative Agent
                        (Incorporated by reference to PHH Corporation's Annual
                        Report on Form 10-K for the year ended December 31, 2001).

      10.22             Agreement and Plan of Merger by and among Cendant
                        Corporation, PHH Corporation, Avis Acquisition Corp. and
                        Avis Group Holdings, Inc., dated as of November 11, 2000
                        (Incorporated by reference to Exhibit 10.4 to the Company's
                        Quarterly Report on Form 10-Q for the quarterly period
                        ended September 30, 2000 filed on November 14, 2000).

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
      10.23             The Company's 1999 Non-Employee Directors Deferred
                        Compensation Plan (Incorporated by reference to
                        Exhibit 10.44 to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1999).

      10.24 Agreement and Plan of Merger, dated as of June 15, 2001 among the Company, Galaxy Acquisition Corp. and Galileo
                        International, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 15, 2001).

      10.25             Remarketing Agreement, dated as of July 27, 2001, among
                        Cendant Corporation, Bank One Trust Company, National
                        Association as Forward Purchase Contract Agent, and Salomon
                        Smith Barney Inc., as Remarketing Agent (relating to the
                        Upper Decs) (Incorporated by reference to Exhibit 4.8 to the
                        Company's Current Report on Form 8-K filed on August 1,
                        2001).

      10.26             Agreement and Plan of Merger by and among Cendant
                        Corporation, Diamondhead Corporation and CheapTickets, Inc.
                        dated August 13, 2001 (Incorporated by reference to
                        Exhibit 99(D)(6) of the Company's Schedule TO filed on
                        August 24, 2001).

      10.27             Agreement and Plan of Merger by and among Cendant
                        Corporation, Grand Slam Acquisition Corp. and Fairfield
                        Communities, Inc. dated as of November 1, 2000 (Incorporated by Reference to the Company's Quarterly Report on Form 10-Q
                        for the quarterly period ended September 30, 2000 filed
                        November 14, 2000).

      10.28             Outsourcing Agreement by and among Cendant Corporation,
                        Cendant Membership Services Holdings Subsidiary, Inc.,
                        Cendant Membership Services, Inc. and Trilegiant Corporation
                        dated as of July 2, 2001 (Incorporated by reference to the
                        Company's Current Report on Form 8-K filed on July 10,
                        2001).

      10.29             Series 1997-2 Supplement, dated as of July 30, 1997, between
                        AESOP Funding II L.L.C. and The Bank of New York, as
                        Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Bank of New York. (Incorporated by reference to Avis Group
                        Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).

      10.30             Amendment No.1, dated as of November 19, 1999, to the
                        Series 1997-2 Supplement, between AESOP Funding II L.L.C.
                        and The Bank of New York, as Trustee, to the Amended and
                        Restated Base Indenture, dated as of July 30, 1997, between
                        AESOP Funding II and the Bank of New York. (Incorporated by
                        reference to Avis Group Holdings, Inc.'s Annual Report on
                        Form 10-K for the year ended December 31, 2001).

      10.31             Amendment No.2, dated as of June 21, 2001, to the
                        Series 1997-2 Supplement, between AESOP Funding II L.L.C.
                        and The Bank of New York, as Trustee, to the Amended and
                        Restated Base Indenture, dated as of July 30, 1997, between
                        AESOP Funding II and the Bank of New York. (Incorporated by
                        reference to Avis Group Holdings, Inc.'s Annual Report on
                        Form 10-K for the year ended December 31, 2001).

      10.32             Loan Agreement, dated as of July 30, 1997, between AESOP
                        Leasing Corp. II, as borrower, AESOP Leasing Corp., as
                        permitted nominee of the borrower, and AESOP Funding II
                        L.L.C., as lender. (Incorporated by reference to Avis Group
                        Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).

      10.33             Master Motor Vehicle Finance Lease Agreement, dated as of
                        July 30, 1997, by and among AESOP Leasing L.P., as lessor,
                        Avis Rent A Car System, Inc., as lessee, individually and as the administrator, and Avis Rent A Car, Inc., as guarantor.
                        (Incorporated by reference to Avis Group Holdings Inc.'s
                        Registration Statement on Form S-1/A filed on August 11,
                        1997).

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
      10.34             Master Motor Vehicle Operating Lease Agreement, dated as of
                        July 30, 1997, by and among AESOP Leasing Corp. II, as
                        lessor, Avis Rent A Car System, Inc., individually and as
                        the administrator, certain Eligible Rental Car Companies, as lessees, and the Avis Rent A Car, Inc., as guarantor.
                        (Incorporated by reference to Avis Group Holdings Inc.'s
                        Registration Statement on Form S-1/A filed on August 11,
                        1997).

      10.35             Supplemental Indenture No. 1, dated as of July 31, 1998, to the Amended and Restated Base Indenture, dated as of
                        July 30, 1997, between AESOP Funding II L.L.C., as issuer, and the Bank of New York. (Incorporated by reference to Avis
                        Group Holdings, Inc.'s Annual Report on Form 10-K for the
                        year ended December 31, 1998 dated March 29, 1999).

      10.36             Amendment No. 1, dated as of July 31, 1998, to Loan
                        Agreement, dated as of July 30, 1997 between AESOP Leasing
                        L.P., as borrower, and AESOP Funding II L.L.C., as lender.
                        (Incorporated by reference to Avis Group Holdings, Inc.'s
                        Annual Report on Form 10-K for the year ended December 31,
                        1998 dated March 29, 1999).

      10.37             Amended and Restated Loan Agreement, dated as of
                        September 15, 1998, among AESOP Leasing L.P., as borrower,
                        PV Holding Corp., as a permitted nominee of the borrower,
                        Quartz Fleet Management, Inc., as a permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender.
                        (Incorporated by reference to Avis Group Holdings, Inc.'s
                        Annual Report on Form 10-K for the year ended December 31,
                        1998 dated March 29, 1999).

      10.38             Amended and Restated Master Motor Vehicle Operating Lease
                        Agreement, dated as of September 15, 1998, among AESOP
                        Leasing L.P., as lessor, Avis Rent A Car System, Inc., individually and as Administrator, certain Eligible Rental
                        Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor. (Incorporated by reference to Avis Group
                        Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).

      10.39             Supplemental Indenture No. 2, dated as of September 15,
                        1998, to Amended and Restated Base Indenture, dated as of
                        July 30, 1997, between AESOP Funding II L.L.C., as issuer, and the Bank of New York. (Incorporated by reference to Avis
                        Group Holdings, Inc.'s Annual Report on Form 10-K for the
                        year ended December 31, 1998 dated March 29, 1999).

      10.40             Amended and Restated Administration Agreement, dated as of
                        September 15, 1998, AESOP Funding II L.L.C., AESOP Leasing
                        L.P., AESOP Leasing Corp. II, Avis Rent A Car System, Inc.,
                        as Administrator and The Bank of New York, as Trustee.
                        (Incorporated by reference to Avis Group Holdings, Inc.'s
                        Annual Report on Form 10-K for the year ended December 31,
                        2001).

      10.41             The Amended and Restated Series 1997-1 Supplement, dated as of June 29, 2001, between AESOP Funding II L.L.C. and The
                        Bank of New York, as trustee, to the Amended and Restated
                        Base Indenture, dated as of July 30, 1997, between AESOP
                        Funding II and The Bank of New York. (Incorporated by
                        reference to Avis Group Holdings, Inc.'s Annual Report on
                        Form 10-K for the year ended December 31, 2001).

      10.42             The Amended and Restated Series 1998-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 1998-1
                        agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as
                        issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K
                        for the year ended December 31, 2001).

      10.43             The Amended and Restated Series 1999-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 1999-1
                        agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as
                        issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K
                        for the year ended December 31, 2001).

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
      10.44             The Amended and Restated Series 2000-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-1
                        agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as
                        issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K
                        for the year ended December 31, 2001).

      10.45             The Amended and Restated Series 2000-2 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-2
                        agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as
                        issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K
                        for the year ended December 31, 2001).

      10.46             The Amended and Restated Series 2000-3 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-3
                        agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as
                        issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K
                        for the year ended December 31, 2001).

      10.47             The Amended and Restated Series 2000-4 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-4
                        agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as
                        issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K
                        for the year ended December 31, 2001).

      10.48             The Amended and Restated Series 2001-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2001-1
                        agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as
                        issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K
                        for the year ended December 31, 2001).

      10.49             The Amended and Restated Series 2001-2 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2001-2
                        agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as
                        issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K
                        for the year ended December 31, 2001).

      10.50             Base Indenture dated as of June 30, 1999 between Greyhound
                        Funding LLC and The Chase Manhattan Bank, as Indenture
                        Trustee. (Incorporated by reference to Greyhound Funding
                        LLC's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001) (File No. 333-40708).

      10.51 Supplemental Indenture No. 1 dated as of October 28, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank to the Base Indenture dated as of June 30, 1999.
                        (Incorporated by reference to Greyhound Funding LLC's
                        Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19,
                        2001) (File No. 333-40708).

      10.52             Series 2001-1 Indenture Supplement between Greyhound Funding
                        LLC and The Chase Manhattan Bank, as Indenture Trustee,
                        dated as of October 25, 2001 (Incorporated by reference to
                        Greyhound Funding LLC's Annual Report on Form 10-K for the
                        year ended December 31, 2001).

      10.53             Form of Notes (included in Exhibit 10.55).

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
      10.54             Series 1999-2 Indenture Supplement between Greyhound Funding
                        LLC and The Chase Manhattan Bank, as Indenture Trustee,
                        dated as of October 28, 1999. (Incorporated by reference to
                        Greyhound Funding LLC's Annual Report on Form 10-K for the
                        year ended December 31, 2001).

      10.55             Series 1999-3 Indenture Supplement among Greyhound Funding
                        LLC, PHH Vehicle Management Services, LLC, as Administrator,
                        certain CP Conduit Purchasers, certain APA Banks, certain
                        Funding Agents and The Chase Manhattan Bank, as
                        Administrative Agent and Indenture Trustee, dated as of
                        October 28, 1999. (Incorporated by reference to Greyhound
                        Funding LLC's Annual Report on Form 10-K for the year ended
                        December 31, 2001).

      10.56             Second Amended and Restated Mortgage Loan Purchase and
                        Servicing Agreement, dated as of October 31, 2000 among the
                        Bishop's Gate Residential Mortgage Trust, Cendant Mortgage
                        Corporation, Cendant Mortgage Corporation, as Servicer and
                        PHH Corporation. (Incorporated by reference to PHH
                        Corporation's Annual Report on Form 10-K for the year ended
                        December 31, 2001).

      10.57             Purchase Agreement dated as of April 25, 2000 by and between
                        Cendant Mobility Services Corporation and Cendant Mobility
                        Financial Corporation. (Incorporated by reference to PHH
                        Corporation's Annual Report on Form 10-K for the year ended
                        December 31, 2001).

      10.58             Receivables Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Financial Corporation and Apple
                        Ridge Services Corporation. (Incorporated by reference to
                        PHH Corporation's Annual Report on Form 10-K for the year
                        ended December 31, 2001).

      10.59             Transfer and Servicing Agreement dated as of April 25, 2000 by and between Apple Ridge Services Corporation, Cendant
                        Mobility Financial Corporation, Apple Ridge Funding LLC and
                        Bank One, National Association. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).

      10.60             Master Indenture among Apple Ridge Funding LLC, Bank One,
                        National Association and The Bank Of New York dated as of
                        April 25, 2000. (Incorporated by reference to PHH
                        Corporation's Annual Report on Form 10-K for the year ended
                        December 31, 2001).

      12                Statement Re: Computation of Ratio of Earnings to Fixed
                        Charges

      21                Subsidiaries of Registrant

      23                Consent of Deloitte & Touche LLP

      99                Pro Forma Financial Information for the year ended
                        December 31, 2001.