Form 10-Q
period 2002-03-31
CENDANT CORP
filed 2002-05-10
CIK 723612

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                           COMMISSION FILE NO. 1-10308

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

                                   ----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days: Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's common stock was 1,037,692,184 shares as of April 30, 2002.

================================================================================

                      CENDANT CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                     PAGE
PART I    Financial Information

Item 1.   Financial Statements

          Independent Accountants' Report                                              1

          Consolidated Condensed Statements of Income for the three months
          ended March 31, 2002 and 2001                                                2

          Consolidated Condensed Balance Sheets as of March 31, 2002 and
          December 31, 2001                                                            3

          Consolidated Condensed Statements of Cash Flows for the three months
          ended March 31, 2002 and 2001                                                4

          Notes to Consolidated Condensed Financial Statements                         5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                   15

Item 3.   Quantitative and Qualitative Disclosures About Market Risks                 26

PART II   Other Information

Item 2.   Changes in Securities and Use of Proceeds                                   27

Item 6.   Exhibits and Reports on Form 8-K                                            27

          Signatures                                                                  28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Cendant Corporation
New York, New York

We have reviewed the accompanying consolidated condensed balance sheet of Cendant Corporation and subsidiaries (the "Company") as of March 31, 2002, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 7, 2002 (April 1, 2002 as to
Note 28), we expressed an unqualified opinion (and included an explanatory paragraph relating to the modification of the accounting for interest income and impairment of beneficial interests in securitization transactions, the accounting for derivative instruments and hedging activities and the revision of certain revenue recognition policies, as discussed in Note 1 to the consolidated financial statements) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP
New York, New York
May 9, 2002

                      CENDANT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               ------------------------------
                                                                     2002            2001
                                                               --------------  --------------
REVENUES
  Service fees and membership, net                             $        1,715  $        1,076
  Vehicle-related                                                         961             398
  Other                                                                    37              12
                                                               --------------  --------------
Net revenues                                                            2,713           1,486
                                                               --------------  --------------
EXPENSES
  Operating                                                               945             427
  Vehicle depreciation, lease charges and interest, net                   502             180
  Marketing and reservation                                               290             249
  General and administrative                                              279             187
  Non-program related depreciation and amortization                       107             101
  Other charges:
    Litigation settlement and related costs, net                           11              11
    Restructuring and other unusual charges                                 -             185
    Acquisition and integration related costs                               -               8
  Non-program related interest, net                                        66              60
                                                               --------------  ---------------
Total expenses                                                          2,200           1,408
                                                               --------------  --------------

Net gain on dispositions of businesses                                      -             435
                                                               --------------  --------------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY
 IN HOMESTORE.COM                                                         513             513
Provision for income taxes                                                169             205
Minority interest, net of tax                                               2              13
Losses related to equity in Homestore.com, net of tax                       -              18
                                                               --------------  --------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                      342             277
Cumulative effect of accounting change, net of tax                          -             (38)
                                                               --------------  --------------
NET INCOME                                                     $          342  $          239
                                                               ==============  ==============
CD COMMON STOCK INCOME PER SHARE
  BASIC
    Income before cumulative effect of accounting change       $         0.35  $         0.32
    Net income                                                           0.35            0.28
  DILUTED
    Income before cumulative effect of accounting change       $         0.34  $         0.30
    Net income                                                           0.34            0.26

            See Notes to Consolidated Condensed Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                   MARCH 31,     DECEMBER 31,
                                                                     2002            2001
                                                               --------------  --------------
ASSETS
Current assets
  Cash and cash equivalents                                    $        1,138  $        1,971
  Receivables, net                                                      1,430           1,339
  Stockholder litigation settlement trust                                   -           1,410
  Deferred income taxes                                                   701             697
  Other current assets                                                  1,018           1,075
                                                               --------------  --------------
Total current assets                                                    4,287           6,492

Property and equipment, net                                             1,930           1,951
Deferred income taxes                                                     674             679
Franchise agreements, net                                               1,687           1,656
Goodwill, net                                                           8,113           7,978
Other intangibles, net                                                  1,361           1,210
Other non-current assets                                                1,590           1,536
                                                               --------------  --------------
Total assets exclusive of assets under programs                        19,642          21,502
                                                               --------------  --------------
Assets under management and mortgage programs
  Mortgage loans held for sale                                            930           1,244
  Relocation receivables                                                  231             292
  Vehicle-related, net                                                  7,861           8,115
  Timeshare receivables                                                   494             262
  Mortgage servicing rights                                             2,188           2,037
                                                               --------------  --------------
                                                                       11,704          11,950
                                                               --------------  --------------

TOTAL ASSETS                                                   $       31,346  $       33,452
                                                               ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and other current liabilities               $        3,104  $        3,521
  Current portion of long-term debt                                        10             401
  Stockholder litigation settlement                                     1,190           2,850
  Deferred income                                                         838             916
                                                               --------------  --------------
Total current liabilities                                               5,142           7,688

Long-term debt, excluding Upper DECS                                    5,710           5,731
Upper DECS                                                                863             863
Deferred income                                                           296             297
Other non-current liabilities                                             706             536
                                                               --------------  --------------
Total liabilities exclusive of liabilities under programs              12,717          15,115
                                                               --------------  --------------
Liabilities under management and mortgage programs
  Debt                                                                  9,666           9,844
  Deferred income taxes                                                 1,028           1,050
                                                               --------------  --------------
                                                                       10,694          10,894
                                                               --------------  --------------

Mandatorily redeemable preferred interest in a subsidiary                 375             375
                                                               --------------  --------------

Commitments and contingencies (Note 9)

Stockholders' equity
  Preferred stock, $.01 par value - authorized 10
   million shares; none issued and outstanding                              -               -
  CD common stock, $.01 par value - authorized 2
   billion shares; issued 1,175,300,772 and 1,166,492,626
   shares                                                                  11              11
  Additional paid-in capital                                            8,901           8,676
  Retained earnings                                                     2,754           2,412
  Accumulated other comprehensive loss                                   (283)           (264)
  CD treasury stock, at cost, 191,977,679 and 188,784,284
   shares                                                              (3,823)         (3,767)
                                                               --------------  --------------
Total stockholders' equity                                              7,560           7,068
                                                               --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $       31,346  $       33,452
                                                               ==============  ==============

            See Notes to Consolidated Condensed Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                -----------------------------
                                                                    2002             2001
                                                                -------------   -------------
OPERATING ACTIVITIES
Net income                                                      $         342   $         239
Adjustments to arrive at income before cumulative effect
 of accounting change                                                       -              38
                                                                -------------    ------------
Income before cumulative effect of accounting change                      342             277

Adjustments to reconcile income before cumulative effect
  of accounting change to net cash provided by (used in)
    operating activities:
  Non-program related depreciation and amortization                       107             101
  Net (payments) non-cash portion of other charges                        (21)             38
  Net gain on dispositions of businesses                                    -            (435)
  Deferred income taxes                                                    (2)            185
  Proceeds from sales of trading securities                                 -             110
  Payment of stockholder litigation settlement liability               (1,660)              -
  Net change in assets and liabilities, excluding the
   impact of acquisitions and dispositions:
   Receivables                                                           (103)           (172)
   Income taxes                                                           102             (16)
   Accounts payable and other current liabilities                        (252)           (122)
   Deferred income                                                        (78)              8
   Other, net                                                             167               -
                                                                -------------   -------------
NET CASH USED IN OPERATING ACTIVITIES EXCLUSIVE OF
  MANAGEMENT AND MORTGAGE PROGRAMS                                     (1,398)            (26)
                                                                -------------   -------------

MANAGEMENT AND MORTGAGE PROGRAMS:
  Depreciation and amortization                                           524             181
  Origination of mortgage loans                                        (9,017)         (7,326)
  Proceeds on sale of and payments from mortgage loans
   held for sale                                                        9,332           7,276
                                                                -------------   -------------
                                                                          839             131
                                                                -------------   -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (559)            105
                                                                -------------   -------------
INVESTING ACTIVITIES
Property and equipment additions                                          (55)            (68)
Proceeds from (payments to) stockholder litigation
 settlement trust                                                       1,410            (250)
Net assets acquired (net of cash acquired) and
 acquisition-related payments                                            (239)           (978)
Other, net                                                                 (1)            (17)
                                                                --------------  -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
 EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                          1,115          (1,313)
                                                                -------------   -------------

MANAGEMENT AND MORTGAGE PROGRAMS:
  Investment in vehicles                                               (3,506)           (832)
  Payments received on investment in vehicles                           3,154             681
  Origination of timeshare receivables                                   (172)              -
  Principal collection of timeshare receivables                           155               -
  Equity advances on homes under management                            (1,295)         (1,268)
  Repayment on advances on homes under management                       1,354           1,261
  Additions to mortgage servicing rights and related
   hedges, net                                                           (257)            (48)
  Proceeds from sales of mortgage servicing rights                         11              13
                                                                -------------   -------------
                                                                         (556)           (193)
                                                                -------------   -------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       559          (1,506)
                                                                -------------   -------------

FINANCING ACTIVITIES
Proceeds from borrowings                                                    -           1,600
Principal payments on borrowings                                         (491)           (316)
Issuances of common stock                                                  63             657
Repurchases of common stock                                               (57)            (10)
Other, net                                                                 (8)            (34)
                                                                -------------   -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
 EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                           (493)          1,897
                                                                -------------   -------------

MANAGEMENT AND MORTGAGE PROGRAMS:
  Proceeds from borrowings                                              2,518           2,712
  Principal payments on borrowings                                     (3,052)         (2,081)
  Net change in short-term borrowings                                     195              26
                                                                -------------   -------------
                                                                         (339)            657
                                                                -------------   -------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (832)          2,554
                                                                -------------   -------------
Effect of changes in exchange rates on cash and cash
 equivalents                                                               (1)             (5)
                                                                -------------   -------------
Net increase (decrease) in cash and cash equivalents                     (833)          1,148
Cash and cash equivalents, beginning of period                          1,971             944
                                                                -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $       1,138   $       2,092
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

     In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. The Consolidated Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K dated April 1, 2002.

     Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

     CHANGES IN ACCOUNTING POLICIES

     BUSINESS COMBINATIONS. On July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which prohibits the use of the pooling of interests method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and requires additional disclosures for material business combinations completed after such date. Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, intangible assets required to be reclassified to goodwill were not material.

     GOODWILL AND OTHER INTANGIBLE ASSETS. During first quarter 2001, all intangible assets were amortized on a straight-line basis over their estimated periods to be benefited. On January 1, 2002, the Company adopted SFAS No. 142 in its entirety. Pursuant to such adoption, the Company did not amortize any goodwill or indefinite-lived intangible assets during first quarter 2002. The Company is required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

     The Company reviewed the carrying value of all its goodwill and other intangible assets by comparing such amounts to their fair value and determined that the carrying amounts of such assets did not exceed their respective fair values. Accordingly, the initial implementation of this standard did not result in a charge and, as such, did not impact the Company's results of operations for the first quarter 2002.

2.   EARNINGS PER SHARE

     Earnings per share ("EPS") for the first quarter 2001 was calculated using the two-class method as shares of Move.com common stock were outstanding during such period. The Company ceased using the two-class method upon the repurchase of all outstanding Move.com shares on June 30, 2001.

     Income per common share before cumulative effect of accounting change for each class of common stock was computed as follows:

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                ------------------------
                                                                    2002         2001
                                                                ----------   -----------
     CD COMMON STOCK
     INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
      Cendant Group                                             $      342   $        22
      Cendant Group's retained interest in Move.com Group                -           234
                                                                ----------   -----------
     Income before cumulative effect of accounting change
      for basic EPS                                                    342           256
     Convertible debt interest, net of tax                               1             3
     Adjustment to Cendant Group's retained interest in
      Move.com Group (a)                                                 -            (6)
                                                                ----------   -----------
     Income before cumulative effect of accounting change
      for diluted EPS                                           $      343   $       253
                                                                ==========   ===========
     WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic                                                            979           790
       Stock options, warrants and non-vested shares                    33            22
       Convertible debt                                                  6            18
                                                                ----------   -----------
      Diluted                                                        1,018           830
                                                                ----------   -----------

     ----------
     (a) Represents the change in Cendant Group's retained interest in Move.com Group due to the dilutive impact of Move.com common stock options.

                                                                          THREE MONTHS ENDED
                                                                            MARCH 31, 2001
                                                                          ------------------
     Move.com COMMON STOCK
     INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
      Move.com Group                                                         $       255
      Less: Cendant Group's retained interest in Move.com Group                      234
                                                                             -----------
     Income before cumulative effect of accounting change for basic EPS               21
     Adjustment to Cendant Group's retained interest in Move.com Group (a)             6
                                                                             -----------
     Income before cumulative effect of accounting change for diluted EPS    $        27
                                                                             ===========
     WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                                             2
      Stock options                                                                    1
                                                                             -----------
     Diluted                                                                           3
                                                                             ===========
     INCOME PER SHARE:
     Basic
      Income before cumulative effect of accounting change                   $     10.41
      Net income                                                             $     10.34
     Diluted
      Income before cumulative effect of accounting change                   $     10.13
      Net income                                                             $     10.07

     ----------
     (a) Represents the change in Cendant Group's retained interest in Move.com Group due to the dilutive impact of Move.com common stock options.

     Basic and diluted loss per share of CD common stock from the cumulative effect of an accounting change was $0.04 for the first quarter 2001.

     The following table summarizes the Company's outstanding common stock equivalents, which were antidilutive and therefore excluded from the computation of diluted EPS:

                                                        MARCH 31,
                                                    ---------------
                                                     2002     2001
                                                    ------   ------
     CD COMMON STOCK
        Options (a)                                     98      109
        Warrants (b)                                     2        2
        Upper DECS (c)                                  17        -

     Move.com COMMON STOCK
        Options (d)                                      -        2

     ----------
     (a) The weighted average exercise prices for antidilutive options at March 31, 2002 and 2001 were $22.83 and $22.00, respectively.
     (b) The weighted average exercise price for antidilutive warrants at March 31, 2002 and 2001 was $21.31.
     (c) The appreciation price for antidilutive Upper DECS at March 31, 2002 was $28.42.
     (d) The weighted average exercise prices for antidilutive options at March 31, 2001 was $24.21.

     The Company's contingently convertible debt securities issued during first quarter 2001, which provide for the potential issuance of approximately 49 million shares of CD common stock, were not included in the computation of diluted EPS for the first quarters of 2002 and 2001 as the related contingency provisions were not satisfied during such periods. Additionally, contingently convertible debt securities issued during the second and fourth quarters of 2001, which provided for the potential issuance of approximately 89 million shares of CD common stock, were not included in the computation of diluted EPS for first quarter 2002 as the related contingency provisions were not satisfied during such period.

3.   OTHER CHARGES

     LITIGATION SETTLEMENT AND RELATED COSTS

     During first quarters 2002 and 2001, the Company recorded charges of $11 million for litigation settlement and related costs in connection with previously discovered accounting irregularities in the former business units of CUC International, Inc. and resulting investigations into such matters.

     RESTRUCTURING AND OTHER UNUSUAL CHARGES

     During first quarter 2001, the Company incurred unusual charges totaling $185 million. Such charges primarily consisted of (i) $95 million related to the funding of an irrevocable contribution to an independent technology trust, (i) $85 million related to the funding of Trip Network, Inc. and
     (iii) $7 million related to a contribution to the Cendant Charitable Foundation.

     ACQUISITION AND INTEGRATION RELATED COSTS

     During first quarter 2001, the Company incurred charges of $8 million in connection with the acquisition and integration of Avis Group Holdings, Inc.

4.   INTANGIBLE ASSETS

     Intangible assets consisted of:

                                                      MARCH 31, 2002               DECEMBER 31, 2001
                                             -----------------------------   ----------------------------
                                                GROSS                           GROSS
                                               CARRYING      ACCUMULATED       CARRYING      ACCUMULATED
                                                AMOUNT      AMORTIZATION        AMOUNT      AMORTIZATION
                                             -----------   ---------------   ------------  --------------
     AMORTIZED INTANGIBLE ASSETS
      Franchise agreements                   $     2,023   $           336   $      1,978  $          322
                                             ===========   ===============   ============  ==============

      Customer lists                                 574               127            552              68
      Other                                           87                41             84              37
                                             -----------   ---------------   ------------  --------------
                                             $       661   $           168   $        636  $          105
                                             ===========   ===============   ============  ==============

     UNAMORTIZED INTANGIBLE ASSETS
      Goodwill                               $     8,113                     $      8,524  $          546
                                             ===========                     ============  ==============

      Trademarks                             $       849                     $        773  $          113
      Other                                           19                               19               -
                                             -----------                     ------------  --------------
                                             $       868                     $        792  $          113
                                             ===========                     ============  ==============

     Additionally, the Company's mortgage servicing rights approximated $2.2 billion and $2.0 billion as of March 31, 2002 and December 31, 2001. During first quarter 2002, the Company acquired a trademark of approximately $200 million, which related to its venture with Marriott International, Inc. and is not amortized, and $300 million of mortgage servicing rights, which have a weighted average amortization period of approximately eight years. Amortization expense relating to all intangible assets, including mortgage servicing rights, during first quarters 2002 and 2001 was approximately $120 million and $90 million, respectively. Based on the Company's amortizable intangible assets as of March 31, 2002, the Company expects related amortization expense for the remainder of 2002 and the five succeeding fiscal years to approximate $260 million, $360 million, $340 million, $320 million, $300 million and $260 million.

     The changes in the carrying amount of goodwill for the first quarter 2002 are as follows:

                                     BALANCE         GOODWILL                        BALANCE
                                      AS OF          ACQUIRED                         AS OF
                                   JANUARY 1,         DURING                        MARCH 31,
                                      2002             2002            OTHER          2002
                                   -----------   ---------------   ------------  --------------
     Real Estate Services          $       814   $             -   $         23  $          837
     Hospitality                         1,437                84            (16)          1,505
     Travel Distribution                 2,411                 -              4           2,415
     Vehicle Services                    2,767                 8            (21)          2,754
     Financial Services                    549                54             (1)            602
                                   -----------   ---------------   ------------- --------------
     Total Company                 $     7,978   $           146   $        (11) $        8,113
                                   ===========   ===============   ============  ==============

     Had the Company applied the non-amortization provisions of SFAS No. 142 for the first quarter 2001, net income and per share data would have been as follows:

                                                                AMOUNT
                                                           ---------------
     Reported net income                                   $           239
     Add back:  Goodwill amortization, net of tax                       29
     Add back:  Trademark amortization, net of tax                       2
                                                           ---------------
     Pro forma net income                                  $           270
                                                           ===============
     NET INCOME PER SHARE:
     Basic
      Reported net income                                  $          0.28
      Add back:  Goodwill amortization, net of tax                    0.04
      Add back:  Trademark amortization, net of tax                      -
                                                           ---------------
      Pro forma net income                                 $          0.32
                                                           ===============
     Diluted
      Reported net income                                  $          0.26
      Add back:  Goodwill amortization, net of tax                    0.04
      Add back:  Trademark amortization, net of tax                      -
                                                           ---------------
      Pro forma net income                                 $          0.30
                                                           ===============

5.   FOURTH QUARTER 2001 RESTRUCTURING

     The liability resulting from the Company's restructuring plan committed to in fourth quarter 2001 as a result of changes in business and consumer behavior following the September 11th terrorist attacks is classified as a component of accounts payable and other current liabilities. Such liability approximated $58 million and $80 million as of March 31, 2002 and December 31, 2001, respectively. The initial recognition of the charge and the corresponding utilization from inception are summarized by category as follows:

                                 2001                                  BALANCE AT                               BALANCE AT
                             RESTRUCTURING      CASH       OTHER       DECEMBER 31,     CASH        OTHER        MARCH 31,
                                CHARGE        PAYMENTS   REDUCTIONS       2001        PAYMENTS    REDUCTIONS       2002
                             -------------  -----------  ----------  --------------  ----------  ------------  -----------
     Personnel related       $          68  $        11  $        5  $           52  $       18  $          -  $        34
     Asset impairments and
      contract terminations             17            3          10               4           -             1            3
     Facility related                   25            1           -              24           3             -           21
                             -------------  -----------  ----------  --------------  ----------  ------------  -----------
     Total                   $         110  $        15  $       15  $           80  $       21  $          1  $        58
                             =============  ===========  ==========  ==============  ==========  ============  ===========

     Personnel related costs primarily included severance resulting from the rightsizing of certain businesses and corporate functions. The Company formally communicated the termination of employment to approximately 3,000 employees, representing a wide range of employee groups, and as of March 31, 2002, the Company had terminated approximately 2,140 employees. The Company anticipates the majority of the remaining personnel related costs will be paid during second quarter 2002. All other costs were incurred primarily in connection with facility closures and lease obligations resulting from the consolidation of business operations. These initiatives were substantially completed as of March 31, 2002.

6.   STOCKHOLDER LITIGATION SETTLEMENT LIABILITY

     On March 18, 2002, the Supreme Court denied all final petitions relating to the Company's principal securities class action lawsuit. As a result of the Supreme Court's decision, the Company no longer has the right of return to the amounts deposited into the trust established for the benefit of the plaintiffs in the class action lawsuit. Accordingly, as of March 31, 2002, the liability reflected on the Company's Consolidated Condensed Balance Sheet is net of approximately $1.7 billion of cash payments made by the Company to the trust. The Company will be required to fund the remaining amount of the liability by July 16, 2002.

7.   LONG-TERM DEBT

     Based on the Company's intent and ability to refinance certain short-term borrowings on a long-term basis, debt aggregating $1.0 billion and having a current redemption date has been reclassified to long-term on the Company's Consolidated Balance Sheets at March 31, 2002 and December 31, 2001.

     Long-term debt consisted of:

                                                                MARCH 31,         DECEMBER 31,
                                                                  2002                2001
                                                           ------------------  ------------------
     7 3/4% notes                                          $            1,150  $            1,150
     6.875% notes                                                         850                 850
     11% senior subordinated notes                                        577                 584
     3 7/8% convertible senior debentures                               1,200               1,200
     Zero coupon senior convertible contingent notes                      925                 920
     Zero coupon convertible debentures                                 1,000               1,000
     3% convertible subordinated notes                                      -                 390
     Other                                                                 18                  38
                                                           ------------------  ------------------
                                                                        5,720               6,132
     Less: Current portion                                                 10                 401
                                                           ------------------  ------------------
     Long-term debt, excluding Upper DECS                               5,710               5,731
     Upper DECS                                                           863                 863
                                                           ------------------  ------------------
                                                           $            6,573  $            6,594
                                                           ==================  ==================

     On February 15, 2002, the Company redeemed the remaining $390 million of its 3% convertible subordinated notes.

     As of March 31, 2002, the Company maintained $2.9 billion of revolving credit facilities, under which $946 million of letters of credit were issued including $615 million of letters of credit issued as collateral for a portion of Company's stockholder litigation settlement liability. As of March 31, 2002, the Company had approximately $2.0 billion of availability under these facilities.

8.   LIABILITIES UNDER MANAGEMENT AND MORTGAGE PROGRAMS

     Debt under management and mortgage programs consisted of:

                                                        MARCH 31,         DECEMBER 31,
                                                          2002                2001
                                                   ------------------  ------------------
     SECURED BORROWINGS
       Term notes                                  $            6,323  $            6,237
       Short-term borrowings                                      671                 582
       Commercial paper                                           110                 120
       Other                                                      304                 295
                                                   ------------------  ------------------
     Total secured borrowings                                   7,408               7,234
                                                   ------------------  ------------------

     UNSECURED BORROWINGS
       Medium-term notes                                          663                 679
       Short-term borrowings                                      448                 983
       Commercial paper                                         1,117                 917
       Other                                                       30                  31
                                                   ------------------  ------------------
     Total unsecured borrowings                                 2,258               2,610
                                                   ------------------  ------------------
                                                   $            9,666  $            9,844
                                                   ==================  ==================

     SECURED BORROWINGS

     Amounts outstanding under the Company's AESOP and Chesapeake Funding (formerly Greyhound Funding) programs, which are included in the above table primarily as a component of secured term notes, approximated $3.6 billion and $3.0 billion, respectively. As of March 31, 2002, the Company had an additional $850 million and $88 million of availability under the AESOP and Chesapeake Funding programs, respectively.

     During first quarter 2002, the Company entered into a secured short-term financing agreement to sell mortgage loans under a repurchase arrangement, which is renewable on an annual basis at the discretion of the lender. The loan is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under the agreement is $100 million. Mortgage loans financed under this agreement at March 31, 2002 totaled $62 million and are included in mortgage loans held for sale in the Consolidated Condensed Balance Sheet. During first quarter 2002, the approximate weighted average interest rate on borrowings under this agreement was 2.89%. The related debt is recorded by the Company as a component of secured short-term borrowings.

     UNSECURED BORROWINGS AND CREDIT FACILITIES

     During first quarter 2002, PHH renewed its $750 million facility, which matured in February 2002, and also repaid $480 million of outstanding borrowings under its credit facility maturing in February 2005. The new facility bears interest at LIBOR plus an applicable margin, as defined in the agreement, and terminates on February 21, 2004. PHH is required to pay a per annum utilization fee of 25 basis points if usage under the new facility exceeds 25% of aggregate commitments. As of March 31, 2002, outstanding borrowings under all of PHH's credit facilities, which are included in the above table as a component of unsecured short-term borrowings, approximated $270 million and PHH had approximately $1.6 billion of availability under these facilities.

     During first quarter 2002, the Company issued $200 million of commercial paper with a weighted average interest rate of 2.86%.

     OTHER SECURITIZATION FACILITIES
     As of March 31, 2002, the Company was servicing $472 million of timeshare receivables sold to special purpose entities. Additionally, PHH was servicing $521 million of relocation receivables sold to a special purpose entity as of March 31, 2002. As of March 31, 2002, the maximum funding capacity under the PHH relocation securitization facility is $650 million and PHH had available capacity of $173 million. During first quarters 2002 and 2001, the Company recognized pre-tax gains of approximately $2 million on the securitization of timeshare and relocation receivables.

     PHH was also servicing approximately $1.9 billion of mortgage loans sold to a special purpose entity as of March 31, 2002. As of March 31, 2002, the maximum funding capacity through this special purpose entity is $3.2 billion and PHH had available capacity of approximately $1.3 billion. In addition to the mortgage loans sold to the special purpose entity, as of March 31, 2002, PHH was servicing $100.4 billion of mortgage loans sold to the secondary market. During first quarters 2002 and 2001, the Company recognized pre-tax gains of $123 million and $84 million, respectively, on $8.5 billion and $5.9 billion, respectively, of mortgage loans sold into the secondary market, substantially all of which were sold without recourse. The sale of mortgage loans into the secondary market is customary practice in the mortgage industry.

9.   COMMITMENTS AND CONTINGENCIES

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

10.  STOCKHOLDERS' EQUITY

     During first quarter 2002, the Company repurchased $57 million (3.1 million shares) of CD common stock under its common stock repurchase program. As of March 31, 2002, the Company had approximately $205 million in remaining availability for repurchases under this program.

     COMPREHENSIVE INCOME

     The components of comprehensive income are summarized as follows:

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                -------------------
                                                                                  2002       2001
                                                                                --------    -------
     Net income                                                                 $    342    $  239
     Other comprehensive income (loss):
      Currency translation adjustments                                               (30)      (74)
      Unrealized gains (losses) on cash flow hedges, net of tax                       17        (3)
      Minimum pension liability adjustment                                            (1)        -
      Unrealized losses on marketable securities, net of tax:
        Unrealized gains (losses) arising during period                               (5)       32
        Reclassification adjustment for losses realized in net income                  -        45
                                                                                --------    ------
      Total comprehensive income                                                $    323    $  239
                                                                                ========    ======

     The after-tax components of accumulated other comprehensive loss for the three months ended March 31, 2002 are as follows:

                                                      UNREALIZED      MINIMUM         GAINS          ACCUMULATED
                                      CURRENCY      GAINS (LOSSES)    PENSION      (LOSSES) ON          OTHER
                                     TRANSLATION     ON CASH FLOW    LIABILITY    AVAILABLE-FOR-    COMPREHENSIVE
                                     ADJUSTMENTS        HEDGES       ADJUSTMENT   SALE SECURITIES        LOSS
                                    -------------   --------------   -----------  ---------------   -------------
     Balance, January 1, 2002       $        (230)  $          (33)         (21)  $            20   $        (264)
     Current period change                    (30)              17           (1)               (5)            (19)
                                    -------------   --------------   -----------  ---------------   -------------
     Balance, March 31, 2002        $        (260)  $          (16)  $      (22)  $            15   $        (283)
                                    =============   ==============   ===========  ===============   =============

11.  SEGMENT INFORMATION

     Management evaluates each segment's performance based upon earnings before non-program related interest, income taxes, non-program related depreciation and amortization, minority interest and equity in Homestore.com, adjusted to exclude certain items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific ("Adjusted EBITDA"). Management believes such discussions are the most informative representation of how management evaluates performance. However, the Company's presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

















                                                                       THREE MONTHS ENDED MARCH 31,
                                                       -------------------------------------------------------------
                                                                    2002                          2001
                                                       ----------------------------    -----------------------------
                                                                         ADJUSTED                        ADJUSTED
                                                        REVENUES          EBITDA         REVENUES         EBITDA
                                                       -----------   --------------    ------------   --------------
     Real Estate Services                              $       410   $          182    $        339   $          132
     Hospitality                                               403              112             240              102
     Travel Distribution                                       444              146              25                2
     Vehicle Services                                        1,030              104             454               93
     Financial Services                                        419              164             390              131
                                                       -----------   --------------    ------------   --------------
     Total Reportable Segments                               2,706              708           1,448              460
     Corporate and Other (a)                                     7              (11)             38              (17)
                                                       -----------   --------------    ------------   --------------
     Total Company                                     $     2,713   $          697    $      1,486   $          443
                                                       ===========   ==============    ============   ==============

     ---------
     (a) Included in Corporate and Other are the results of operations of the Company's non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

     Provided below is a reconciliation of Adjusted EBITDA to income before income taxes, minority interest and equity in Homestore.com.

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     ------------------------
                                                                                        2002         2001
                                                                                     ----------   -----------
     Adjusted EBITDA                                                                 $      697   $       443
     Non-program related depreciation and amortization                                     (107)         (101)
     Other charges:
      Litigation settlement and related                                                     (11)          (11)
      Restructuring and other unusual                                                         -          (185)
      Acquisition and integration related                                                     -            (8)
     Non-program related interest, net                                                      (66)          (60)
     Net gain on dispositions of businesses                                                   -           435
                                                                                     -----------  ------------
     Income before income taxes, minority interest and equity in Homestore.com       $      513   $       513
                                                                                     ===========  ============

12.  SUBSEQUENT EVENTS

     NRT INCORPORATED. On April 17, 2002, the Company acquired all of the common stock of NRT Incorporated ("NRT"), the largest residential real estate brokerage firm in the United States, through the issuance of approximately 12 million shares of CD common stock then valued at approximately $230 million. As part of the acquisition, the Company also assumed approximately $320 million of NRT debt, which was subsequently repaid. Prior to the acquisition, NRT operated as a joint venture between the Company and Apollo Management, L.P ("Apollo") that acquired independent real estate brokerages, converted them to one of Company's real estate brands and operated the brand under a 50-year franchise agreement with the Company. Management believes that NRT as a wholly-owned subsidiary of the Company will be a more efficient acquisition vehicle, experience greater opportunities to enhance mortgage and title penetration and achieve greater financial and operational synergies.

     ARVIDA REALTY SERVICES. On April 17, 2002, the Company acquired all of the common stock of Arvida Realty Services, the largest residential real estate brokerage firm in Florida, for approximately $160 million in cash. Management believes that this acquisition will further enhance the Company's residential real estate position in Florida.

     TRENDWEST RESORTS, INC. On April 30, 2002 the Company acquired approximately 90% of the outstanding common stock of Trendwest Resorts, Inc. ("Trendwest") for approximately $850 million, including $20 of estimated transaction costs and expenses and $30 million related to the conversion of Trendwest employee stock options into CD common stock options. The merger consideration was funded through a tax-free exchange of approximately 43 million shares of CD common stock then valued at approximately $800 million. As part of the acquisition, the Company assumed approximately $90 million of Trendwest net debt, which was subsequently repaid.

     The purchase of the remaining 10% of the outstanding Trendwest shares will close upon the effectiveness of a registration statement relating to the issuance of CD common stock to such Trendwest stockholders, which was filed with the Securities and Exchange Commission on April 29, 2002, though no earlier than May 30, 2002. The number of shares of CD common stock to be paid to the shareholders of the remaining 10% of the outstanding Trendwest shares will fluctuate between 4.7 million and 5.3 million shares, within a collar of $16.15 to $18.50 per share of CD common stock.

     Trendwest markets, sells and finances vacation ownership interests. Management believes that this acquisition will provide the Company with significant geographic diversification and global presence in the timeshare industry.

     ZERO COUPON CONVERTIBLE DEBENTURES. On May 2, 2002, the Company amended certain terms of its zero coupon convertible debentures. In connection with these amendments, the Company will make cash interest payments of 3% per annum beginning May 5, 2002 and continuing through May 4, 2003 to the holders of the debentures on a semi-annual basis and the holders were granted an additional option to put the debentures to the Company on May 4, 2003.

     On May 4, 2002, holders had the right to require the Company to redeem their debentures. On such date, virtually all holders declined to exercise this put option and retained their debentures.

     TERM NOTES. On May 3, 2002, PHH issued $443 million of unsecured term notes with maturities ranging from May 2005 through May 2012. Such notes bear interest at a blended rate of 7.64%.

     REVOLVING CREDIT FACILITIES. On May 3, 2002, PHH terminated $250 million of its revolving credit facilities, which were scheduled to mature in November 2002.

                                      ****

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED CONDENSED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES THERETO INCLUDED ELSEWHERE HEREIN. UNLESS OTHERWISE NOTED, ALL DOLLAR AMOUNTS ARE IN MILLIONS.

We are one of the foremost providers of travel and real estate services in the world. Our businesses provide a wide range of consumer and business services and are intended to complement one another and create cross-marketing opportunities both within and among our following five business segments. Our Real Estate Services segment franchises our three real estate brands, provides home buyers with mortgages and facilitates employee relocations; our Hospitality segment franchises our nine lodging brands, facilitates the sale and exchange of vacation ownership intervals and markets vacation rental properties in Europe; our Travel Distribution segment provides global distribution and computer reservation and travel agency services; our Vehicle Services segment operates and franchises the Avis car rental brand, provides fleet management and fuel card services and operates car parking facilities in the United Kingdom; and our Financial Services segment provides enhancement products, insurance-based and loyalty solutions, franchises tax preparation services and provides a variety of membership programs through an outsourcing arrangement with Trilegiant Corporation.

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

On April 17, 2002, we acquired all of the common stock of NRT Incorporated, the largest residential real estate brokerage firm in the United States, through the issuance of approximately 12 million shares of CD common stock then valued at approximately $230 million. As part of the acquisition, we also assumed approximately $320 million of NRT debt, which was subsequently repaid. Prior to the acquisition, NRT operated as a joint venture between us and Apollo Management, L.P. that acquired independent real estate brokerages, converted them to one of our real estate brands and operated the brand under a 50-year franchise agreement with us. On April 17, 2002, we also acquired all of the common stock of Arvida Realty Services, the largest residential real estate brokerage firm in Florida, for approximately $160 million in cash. NRT and Arvida will become part of our Real Estate Services segment.

On April 30, 2002, we acquired approximately 90% of the outstanding common stock of Trendwest Resorts, Inc. for approximately $850 million, including $20 of estimated transaction costs and expenses and $30 million related to the conversion of Trendwest employee stock options into CD common stock options. The merger consideration was funded through a tax-free exchange of approximately 43 million shares of CD common stock then valued at approximately $800 million. As part of the acquisition, we assumed approximately $90 million of Trendwest net debt, which was subsequently repaid. The purchase of the remaining 10% of the outstanding Trendwest shares will close upon the effectiveness of a registration statement relating to the issuance of CD common stock to such Trendwest stockholders, which was filed with the Securities and Exchange Commission on April 29, 2002, though no earlier than May 30, 2002. The number of shares of CD common stock to be paid to the shareholders of the remaining 10% of the outstanding Trendwest shares will fluctuate between 4.7 million and 5.3 million shares, within a collar of $16.15 to $18.50 per share of CD common stock. Trendwest markets, sells and finances vacation ownership interests. We believe that this acquisition will provide us with significant geographic diversification and global presence in the timeshare industry. Trendwest will become part of our Hospitality segment.

RESULTS OF CONSOLIDATED OPERATIONS

Our consolidated results comprised the following during the first quarter of:

                                                                              2002           2001         CHANGE
                                                                           ----------     ----------    -----------
Net revenues                                                               $    2,713     $    1,486    $     1,227
                                                                           ----------     ----------    -----------

Expenses, excluding other charges and non-program related interest, net         2,123          1,144            979
Other charges                                                                      11            204           (193)
Non-program related interest, net                                                  66             60              6
                                                                           ----------     ----------    -----------
Total expenses                                                                  2,200          1,408            792
                                                                           ----------     ----------    -----------

Net gain on dispositions of businesses                                              -            435           (435)
                                                                           ----------     ----------    -----------
Income before income taxes, minority interest and
   equity in Homestore.com                                                        513            513              -
Provision for income taxes                                                        169            205            (36)
Minority interest, net of tax                                                       2             13            (11)
Losses related to equity in Homestore.com, net of tax                               -             18            (18)
                                                                           ----------     ----------    -----------
Income before cumulative effect of accounting change                       $      342     $      277    $        65
                                                                           ==========     ==========    ===========

Strong contributions from all of our segments and the addition of the operations of businesses we acquired during 2001 (principally, Avis Group Holdings, Inc. on March 1, 2001, Fairfield Resorts, Inc. on April 2, 2001, Galileo International, Inc. on October 1, 2001 and Cheap Tickets, Inc. on October 5, 2001) produced revenue growth of $1.2 billion, or 83%, for the first quarter of 2002. A detailed discussion of revenue trends is included in "Results of Reportable Segments." Total expenses increased $792 million, or 56%, primarily as a result of the impact of businesses acquired during 2001. Such increase was partially offset by a decrease in other charges recorded by us during first quarter 2002. During first quarter 2001, we recorded other charges of (i) $185 million substantially related to the funding of an irrevocable contribution to an independent technology trust ($95 million) and the creation of Trip Network, Inc. ($85 million), (ii) $11 million for securities litigation and (iii) $8 million related to the acquisition and integration of Avis. During first quarter 2002, we did not incur any charges of an unusual nature, with the exception of $11 million of charges related to securities litigation.

During first quarter 2001, we sold our real estate Internet portal, move.com, along with certain ancillary businesses, to Homestore.com in exchange for approximately 21 million shares of Homestore.com common stock then valued at $718 million. We recognized a gain of $436 million ($262 million, after tax) on the sale of these businesses at the time of closing. Such gain was substantially offset during fourth quarter 2001 by a loss of $407 million resulting from a decline in the value of our investment in Homestore.

Our overall effective tax rate was 33% and 40% for the first quarter 2002 and 2001, respectively. The effective tax rate for first quarter 2002 was lower primarily due to the elimination of non-deductible goodwill amortization and the absence of higher state taxes on the gain on the disposition of our Internet real estate portal.

As a result of the above-mentioned items, income before cumulative effect of accounting change increased $65 million, or 23%, in the first quarter 2002.

RESULTS OF REPORTABLE SEGMENTS

The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-program related interest, income taxes, non-program related depreciation and amortization, minority interest and equity in Homestore.com, adjusted to exclude certain items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Our management believes such discussions are the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

THREE MONTHS ENDED MARCH 31, 2002 VS. THREE MONTHS ENDED MARCH 31, 2001

                                                 REVENUES                                   ADJUSTED EBITDA
                                 -----------------------------------------      -------------------------------------
                                                                    %                                             %
                                    2002             2001        CHANGE            2002           2001         CHANGE
                                 -----------     -----------   -----------      ----------      ---------      ------
Real Estate Services             $       410     $       339            21%     $      182      $     132(c)       38%
Hospitality                              403             240            68             112            102          10
Travel Distribution                      444              25             *             146              2           *
Vehicle Services                       1,030             454           127             104             93(d)       12
Financial Services                       419             390             7             164            131          25
                                 -----------     -----------                    ----------      ---------
Total Reportable Segments              2,706           1,448                           708            460
Corporate and Other (a)                    7              38             *             (11)(b)        (17)(e)       *
                                 -----------      ----------                    ----------      ---------
Total Company                    $     2,713     $     1,486            83%     $      697      $      443         57%
                                 ===========     ===========                    ==========      ==========

---------
*    Not meaningful.
(a) Included in Corporate and Other are the results of operations of our non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.
(b)  Excludes $11 million of litigation settlement and related costs.
(c) Excludes a charge of $95 million to fund an irrevocable contribution to an independent technology trust.
(d) Excludes a charge of $4 million related to the acquisition and integration of Avis.
(e) Excludes (i) a net gain of $435 million primarily related to the sale of our real estate Internet portal, move.com, and (ii) a credit of $14 million to reflect an adjustment to the settlement charge recorded in the fourth quarter of 1998 for the PRIDES class action litigation. Such amounts were partially offset by charges of (i) $85 million incurred in connection with the creation of Trip Network, Inc., (ii) $25 million for securities litigation, (iii) $7 million related to a contribution to the Cendant Charitable Foundation and (iv) $4 million related to the acquisition and integration of Avis.

REAL ESTATE SERVICES
Revenues and Adjusted EBITDA increased $71 million (21%) and $50 million (38%), respectively. The increase in operating results was primarily driven by increased franchise fees from our Century 21(R), Coldwell Banker(R) and ERA(R) franchise brands and continued record growth in mortgage loan production during the first quarter of 2002.

Royalties from our real estate franchise brands increased $19 million (19%) primarily as a result of a 10% increase in home sale transactions by franchisees and an 8% increase in the average price of homes sold. In addition, real estate franchise fees increased $17 million, including a termination payment received in connection with the conversion of certain ERA real estate brokerage offices into Coldwell Banker offices. Revenue increases in the real estate franchise business are recognized with little or no corresponding increase in expenses due to the significant operating leverage within our franchise operations.

Mortgage-related activities also contributed significantly to the increase in segment results in first quarter 2002. Revenues from mortgage loans sold increased $104 million (119%) and mortgage loans sold increased $2.6 billion (45%) to $8.5 billion. Closed mortgage loans increased $5.0 billion (66%) to $12.6 billion consisting of a $4.4 billion (157%) increase in refinancings and a $630 million increase (13%) in purchase mortgage closings. A significant portion of mortgages closed in any quarter will generate revenues in future periods as such loans are packaged and sold (revenues are recognized upon the sale of the loan, typically 45-60 days after closing). Partially offsetting unprecedented mortgage loan production was a $66 million decline in net revenues related to the servicing of mortgage loans, as the amortization of mortgage servicing rights assets increased in first quarter 2002, principally due to the substantial increase in refinancing activity. However, recurring servicing fees increased $18 million (23%), and the average servicing portfolio grew $18.1 billion (22%) in first quarter 2002 as a result of the high volume of mortgage loan originations over the last twelve months. Operating and administrative expenses within this segment increased $20 million to support the high volume of mortgage originations and related servicing activities.

HOSPITALITY
Revenues and EBITDA increased $163 million (68%) and $10 million (10%), respectively, primarily due to the acquisitions of Fairfield Resorts in April 2001 and Equivest Finance, Inc. in February 2002. Fairfield and Equivest collectively contributed revenues of $158 million and EBITDA of $24 million in first quarter 2002. Holiday Cottages and Cuendet (which comprise our Vacation Rental Group) collectively contributed incremental revenues and EBITDA of $13 million and $6 million, respectively, primarily due to increased cottage and leisure rental volume (principally in the UK) during first quarter 2002. Notwithstanding the continuing impacts of the September 11th terrorist attacks on the travel industry, timeshare subscription and transaction revenues increased $11 million (10%) primarily due to increases in both members and exchange transactions. As our timeshare exchange business continues to grow, the infrastructure in this business has been expanded to support anticipated volumes although increased expenses have been partially offset by recent cost reduction efforts within our timeshare and lodging businesses. Accordingly, operating expenses within these businesses increased $15 million, which was principally comprised of timeshare staffing and related costs. Franchise fees and marketing fund revenues from our lodging franchise operations collectively decreased $14 million (15%) in first quarter 2002. However, travel volumes during first quarter 2002 have begun to rebound from the levels experienced as a result of the September 11th terrorist attacks and, accordingly, year-over-year occupancy levels and room rates in our lodging brands have also improved during first quarter 2002 compared to fourth quarter 2001. Revenue per available room ("RevPAR") is first quarter 2002 is down 11% from the comparable prior year quarter, whereas in fourth quarter 2001, RevPAR declined 19% from the comparable prior year quarter. Absent any further shock to the travel industry, we expect travel volumes within this segment to return to normalized levels over time.

TRAVEL DISTRIBUTION
Revenues and EBITDA increased $419 million and $144 million, respectively, almost entirely due to the October 2001 acquisitions of Galileo International, Inc. and Cheap Tickets, Inc. The terrorist attacks of September 11th caused a significant decrease in the demand for travel-related services and, accordingly, reduced the booking volumes of Galileo and our travel agency businesses below anticipated levels during the third and fourth quarters of 2001. However, travel volumes and travel related bookings have begun to rebound during first quarter 2002. During fourth quarter 2001, Galileo booking volumes for air travel were down 19% versus the comparable prior year quarter, whereas during first quarter 2002, air travel booking volumes were down 13% compared with first quarter 2001. Upon completing the acquisitions of Galileo and Cheap Tickets, in response to the economic and travel industry conditions post September 11th, we not only moved aggressively to integrate the businesses and achieve expected synergies, but we also streamlined their operations through headcount reductions and other means to reflect expected business volumes. Absent any further shock to the travel industry, we expect travel volumes to continue to improve to normalized levels over time.

VEHICLE SERVICES
Revenues and Adjusted EBITDA increased $576 million (127%) and $11 million (12%), respectively, substantially due to the acquisition of Avis Group Holdings on March 1, 2001. The operations of Avis are comprised of the Avis car rental business and fleet management programs. Avis' reported operating results were included from the acquisition date and therefore our results in 2001 reflect only one month of Avis' operations. Accordingly, the Avis acquisition contributed incremental revenues of $554 million and an Adjusted EBITDA reduction of $1 million in first quarter 2002 compared with first quarter 2001. Due to the seasonality of the car rental industry, Avis typically shows little or no operating profit in the months of January and February. The Avis car rental business continued to be negatively impacted by reduced demand at airport locations as a result of the September 11th terrorist attacks but the impact is diminishing over time. In first quarter 2002, Avis rental days decreased 7% compared with first quarter 2001, whereas in fourth quarter 2001, Avis rental days declined 14% from the comparable prior year quarter. Time and mileage revenue per day during first quarter 2002 remained relatively constant compared with first quarter 2001 and was 8% better than fourth quarter 2001. During the third and fourth quarters of 2001, Avis management streamlined the car rental operations to meet anticipated business levels, which included reductions in workforce and fleet. Accordingly, the average fleet in first quarter 2002 is 9% lower than in the prior year quarter, which effectively reduced vehicle-related expenses in 2002. Our fleet management and UK parking businesses were not materially impacted by the September 11th terrorist attacks. National Car Parks contributed incremental revenues in 2002 of $23 million, including an increased level of property disposals during the current year quarter. While we expect the continuing effects of September 11th to continue to suppress significant growth of our car rental operations for the foreseeable future, we believe that we have effectively right-sized the operations to meet anticipated business levels and we expect that the percentage impact of September 11th will continue to decline over time, absent any further shocks to the travel industry.

FINANCIAL SERVICES
Revenues and EBITDA increased $29 million (7%) and $33 million (25%), respectively, primarily due to an increased contribution from Jackson Hewitt, our tax preparation franchise brand. Jackson Hewitt generated incremental revenues of $49 million principally driven by a 14% increase in tax return volume, a 13% increase in the average price per return and the January 2002 acquisition of our largest tax preparation franchisee, Tax Services of America ("TSA"), for $4 million. TSA contributed incremental revenues and EBITDA of $30 million and $15 million, respectively, to Jackson Hewitt's results in first quarter 2002. In our individual membership business, the comparability of the quarter-over-quarter operating results was significantly impacted by the outsourcing of this business to Trilegiant on July 2, 2001. Accordingly, marketing expenses were $23 million favorable as the absence of new member marketing costs significantly exceeded the total expenses we were obligated to incur to support Trilegiant's solicitation efforts. In addition, membership operating expenses were $13 million favorable due to cost savings from servicing fewer members. Conversely, revenues and EBITDA were unfavorably impacted by a decrease in membership expirations during first quarter 2002 (revenue is generally recognized upon expiration of the membership) compared with the prior year quarter, however, a favorable mix of products and programs with marketing partners partially offset this Revenue and EBITDA impact. Revenues within our insurance-wholesale business remained relatively constant.

CORPORATE AND OTHER
Revenues decreased $31 million while Adjusted EBITDA increased $6 million. In February 2001, we sold Move.com Group, our real estate Internet portal, and certain ancillary businesses. Such businesses collectively accounted for a quarter-over-quarter decline in revenues of $14 million and an improvement in EBITDA of $8 million. In addition, revenues recognized from providing electronic reservation processing services to Avis ceased subsequent to the Avis acquisition, which resulted in a $14 million revenue decrease with no Adjusted EBITDA impact as Avis was billed for such services at cost.

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

FINANCIAL CONDITION

                                                                    MARCH 31,         DECEMBER 31,
                                                                      2002                2001           CHANGE
                                                                 ---------------    ---------------    ------------
Total assets exclusive of assets under management and
   mortgage programs                                             $        19,642    $        21,502    $     (1,860)
Assets under management and mortgage programs                             11,704             11,950            (246)

Total liabilities exclusive of liabilities under management
   and mortgage programs                                         $        12,717    $        15,115    $     (2,398)
Liabilities under management and mortgage programs                        10,694             10,894            (200)
Mandatorily redeemable preferred interest                                    375                375               -
Stockholders' equity                                                       7,560              7,068             492

Total assets exclusive of assets under management and mortgage programs decreased primarily due to (i) the application of $1.41 billion of prior payments made to the stockholder litigation settlement trust to extinguish a portion of our stockholder litigation settlement liability and (ii) a reduction in cash (see "Cash Flows" below for a detailed discussion of such reduction). Total liabilities exclusive of liabilities under management and mortgage programs decreased primarily due to (i) the extinguishment of $1.7 billion of our stockholder litigation settlement liability and (ii) the $390 million repayment of our 3% convertible notes. Stockholders' equity increased primarily due to $342 million of net income generated during first quarter 2002.

The liability resulting from the restructuring plan we committed to in fourth quarter 2001 as a result of changes in business and consumer behavior following the September 11th terrorist attacks approximated $58 million and $80 million as of March 31, 2002 and December 31, 2001, respectively.

The initial recognition of the charge and the corresponding utilization from inception are summarized by category as follows:

                               2001                                 BALANCE AT                              BALANCE AT
                          RESTRUCTURING      CASH      OTHER       DECEMBER 31,     CASH         OTHER      MARCH 31,
                              CHARGE       PAYMENTS  REDUCTIONS        2001       PAYMENTS    REDUCTIONS       2002
                          --------------   --------  -----------   ------------   --------    ----------    ----------
Personnel related         $           68   $     11  $         5   $         52   $     18    $        -    $       34
Asset impairments and
   contract terminations              17          3           10              4          -             1             3
Facility related                      25          1            -             24          3             -            21
                          --------------   --------  -----------  -------------   --------    ----------   -----------
Total                     $          110   $     15  $        15   $         80   $     21    $        1    $       58
                          ==============   ========  ===========  =============   ========    ==========   ===========

Personnel related costs primarily included severance resulting from the rightsizing of certain businesses and corporate functions. As of March 31, 2002, we formally communicated the termination of employment to approximately 3,000 employees, representing a wide range of employee groups, and as of March 31, 2002, we had terminated approximately 2,140 employees. We anticipate the majority of the remaining personnel related costs will be paid during second quarter 2002. All other costs were incurred primarily in connection with facility closures and lease obligations resulting from the consolidation of business operations. These initiatives were substantially completed as of March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand, our ability to generate cash through operations and financing activities, as well as available credit and securitization facilities. At March 31, 2002, we had approximately $1.1 billion of cash on hand, a decrease of $833 million from approximately $2.0 billion at December 31, 2001. The following table summarizes such decrease:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                 -------------------------------------------------
                                                                      2002               2001             CHANGE
                                                                 -------------      -------------     ------------
Cash provided by (used in):
    Operating activities                                         $        (559)(a)  $         105     $       (664)
    Investing activities                                                   559 (b)         (1,506)           2,065
    Financing activities                                                  (832)             2,554           (3,386)
Effects of exchange rate changes on cash and cash equivalents               (1)                (5)               4
                                                                 -------------      -------------     ------------
Net change in cash and cash equivalents                          $        (833)     $       1,148     $     (1,981)
                                                                 =============      =============     ============

--------
(a) Includes the application of prior payments made to the stockholder litigation settlement trust of $1.41 billion and the March 2002 payment of $250 million.
(b) Includes $1.41 billion of proceeds from the stockholder litigation settlement trust, which were used to extinguish a portion of the stockholder litigation settlement liability.

During first quarter 2002, we used $559 million of net cash in operating activities as compared to generating $105 million of cash during first quarter 2001. Reflected in the use during first quarter 2002 is $1.41 billion of cash payments made in prior periods to the stockholder litigation settlement trust that were used during first quarter 2002 to extinguish a portion of our stockholder litigation settlement liability. Partially offsetting the application of these prior payments were positive contributions from businesses we acquired during 2001, as well as growth in our mortgage business.

During first quarter 2002, we generated $559 million of net cash from investing activities as compared to using $1.5 billion of cash during first quarter 2001. Reflected in the cash we generated during first quarter 2002 is the proceeds of $1.41 billion of prior payments made to the stockholder litigation settlement trust that were used to extinguish a portion of our stockholder litigation settlement liability. Additionally, during first quarter 2002, we used less cash for acquisitions. Partially offsetting the decrease in cash used in investing activities was an increase in cash used to acquire vehicles for our car rental and fleet management operations. Capital expenditures during first quarter 2002 amounted to $55 million and were utilized to support operational growth, enhance marketing opportunities and develop operating efficiencies through technological improvements. We continue to anticipate aggregate capital expenditure investments during 2002 of approximately $375 million.

We used cash in financing activities during first quarter 2002 primarily for the repayment of borrowings under revolving credit facilities and our 3% convertible notes in February 2002 as compared to generating cash from financing activities during first quarter 2001 through the issuance of debt and equity securities. Additionally, during first quarter 2002, we used $57 million of cash in financing activities to repurchase approximately 3.1 million shares of our CD common stock. We anticipate using cash on hand and operating cash flow generated during the year to continue repurchasing our CD common stock in order to offset the impact of employee stock option exercises. We currently have approximately $205 million of remaining availability under our board-authorized CD common stock repurchase program.

We also anticipate using cash on hand and operating cash flow generated during the year to reduce our outstanding indebtedness and to fund the remainder of our stockholder litigation settlement liability, which approximated $1.19 billion at March 31, 2002, by July 16, 2002. Additionally, we may borrow under our revolving credit facilities, if necessary, to fund any remaining liability related to our stockholder litigation settlement.

At March 31, 2002, we had approximately $4.5 billion of available funding arrangements and credit facilities (including availability of approximately $2.0 billion at the corporate level and approximately $2.5 billion available for use in our management and mortgage programs).

As of March 31, 2002, the credit facilities at the corporate level comprise:

                                                                       TOTAL          LETTERS OF        AVAILABLE
                                                                     CAPACITY        CREDIT ISSUED      CAPACITY
                                                                 ---------------    ---------------   ------------
Maturing in February 2004                                        $         1,150    $            90   $      1,060
Maturing in August 2003                                                    1,750                856            894
                                                                 ---------------    ---------------   ------------
                                                                 $         2,900    $           946   $      1,954
                                                                 ===============    ===============   ============

Under the terms of our $1.75 billion facility, the revolving line will be reduced by $500 million to $1.25 billion in August 2002. Additionally, this facility contains the committed capacity to issue letters of credit we can use as collateral for the remaining liability relating to our stockholder litigation settlement. As of March 31, 2002, included within the $856 million of letters of credit issued under this facility is $615 million issued for this purpose. As we make deposits to the stockholder litigation settlement trust, the amount of collateral we are required to post is reduced by a corresponding amount. Therefore, as we are required to fund the entire remaining balance of the stockholder litigation settlement liability by July 16, 2002, we would expect that as of such date, the availability under this facility would increase by $615 million.

As of March 31, 2002, available funding arrangements and credit facilities related to our management and mortgage programs consisted of:

                                                                     TOTAL             OUTSTANDING       AVAILABLE
                                                                    CAPACITY           BORROWINGS        CAPACITY
                                                                 ---------------    ----------------   ------------
ASSET-BACKED FUNDING ARRANGEMENTS
    AESOP Funding                                                $         4,450    $          3,600   $        850
    Chesapeake Funding (formerly Greyhound Funding)                        3,091               3,003             88
                                                                 ---------------    ----------------   ------------
                                                                           7,541               6,603            938
                                                                 ---------------    ----------------   ------------
CREDIT FACILITIES
    Maturing in November 2002                                                275                   -            275
    Maturing in December 2002                                                100                   -            100
    Maturing in February 2004                                                750                   -            750
    Maturing in February 2005                                                750                 270            480
                                                                 ---------------    ----------------   ------------
                                                                           1,875                 270          1,605
                                                                 ---------------    ----------------   ------------
                                                                 $         9,416    $          6,873   $      2,543
                                                                 ===============    ================   ============

On May 3, 2002, PHH terminated $250 million of revolving credit facilities, which were scheduled to mature in November 2002.

We also currently have $3.0 billion of availability for public debt or equity issuances under a shelf registration statement at the corporate level and $2.4 billion of availability for public debt issuances under shelf registration statements at the PHH level.

At March 31, 2002, we had approximately $16.5 billion of indebtedness (including corporate indebtedness of $6.6 billion, debt related to our management and mortgage programs of $9.5 billion and our mandatorily redeemable interest of $375 million). Our net debt (excluding the Upper DECS and debt related to our management and mortgage programs and net of cash and cash equivalents) to total capital (including net debt and the Upper DECS) ratio was 37% as of March 31, 2002 and the ratio of Adjusted EBITDA to net non-program related interest expense was 10.5 to 1 for first quarter 2002.

Corporate indebtedness consisted of:

                                                                     MARCH 31,        DECEMBER 31,
                                                                       2002               2001           CHANGE
                                                                 ---------------    ----------------   ------------
7 3/4% notes                                                     $         1,150    $          1,150   $          -
6.875% notes                                                                 850                 850              -
11% senior subordinated notes                                                577                 584             (7)
3 7/8% convertible senior debentures                                       1,200               1,200              -
Zero coupon senior convertible contingent notes                              925                 920              5
Zero coupon convertible debentures                                         1,000               1,000              -
3% convertible subordinated notes                                              -                 390           (390)
Other                                                                         18                  38            (20)
                                                                 ---------------    ----------------   ------------
                                                                           5,720               6,132           (412)
Less:  Current portion                                                        10                 401           (391)
                                                                 ---------------    ----------------   ------------
Long-term debt, excluding Upper DECS                                       5,710               5,731            (21)
Upper DECS                                                                   863                 863              -
                                                                 ---------------    ----------------   ------------
                                                                 $         6,573    $          6,594   $        (21)
                                                                 ===============    ================   ============

On February 15, 2002, we redeemed our 3% convertible subordinated notes for $390 million in cash. On May 2, 2002, we amended certain terms of our zero coupon convertible debentures. In connection with these amendments, we will make cash interest payments of 3% per annum beginning May 5, 2002 and continuing through May 4, 2003 to the holders of the debentures on a semi-annual basis and the holders were granted an additional option to put the debentures to us on May 4, 2003. On May 4, 2002, holders had the right to require us to redeem their zero coupon convertible debentures. On such date, virtually all holders declined to exercise this put option and retained their debentures.

Debt related to our management and mortgage programs consisted of:

                                                                    MARCH 31,         DECEMBER 31,
                                                                      2002                2001           CHANGE
                                                                 ---------------    ----------------   ------------
SECURED BORROWINGS
  Term notes                                                     $         6,323    $          6,237   $         86
  Short-term borrowings                                                      671                 582             89
  Commercial paper                                                           110                 120            (10)
  Other                                                                      304                 295              9
                                                                 ---------------    ----------------   ------------
Total secured borrowings                                                   7,408               7,234            174
                                                                 ---------------    ----------------   ------------

UNSECURED BORROWINGS
  Medium-term notes                                                          663                 679            (16)
  Short-term borrowings                                                      448                 983           (535)
  Commercial paper                                                         1,117                 917            200
  Other                                                                       30                  31             (1)
                                                                 ---------------    ----------------   ------------
Total unsecured borrowings                                                 2,258               2,610           (352)
                                                                 ---------------    ----------------   ------------
                                                                 $         9,666    $          9,844   $       (178)
                                                                 ===============    ================   ============

Our debt related to management and mortgage programs decreased $178 million. Such decrease primarily related to the repayment of $480 million of outstanding borrowings under revolving credit facilities, partially offset by the issuance of $200 million of commercial paper. During first quarter 2002, we also entered into a secured short-term financing agreement to sell mortgage loans under a repurchase arrangement, which is renewable on an annual basis at the discretion of the lender. The loan is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under the agreement is $100 million. Mortgage loans financed under this agreement at March 31, 2002 totaled $62 million. During first quarter 2002, the approximate weighted average interest rate on borrowings under this agreement was 2.89%. The related debt is recorded as a component of secured short-term borrowings.

On May 3, 2002, PHH issued $443 million of unsecured term notes with maturities ranging from May 2005 through May 2012. Such notes bear interest at a blended rate of 7.64%.

In addition to our on-balance sheet borrowings and available credit facilities, we securitize certain financial assets. As of March 31, 2002, we were servicing $472 million of timeshare receivables sold to special purpose entities. Additionally, PHH was servicing $521 million of relocation receivables sold to a special purpose entity as of March

31, 2002. The maximum funding capacity under the PHH relocation securitization facility is $650 million and as of March 31, 2002, PHH had available capacity of $173 million. PHH was also servicing approximately $1.9 billion of mortgage loans sold to a special purpose entity as of March 31, 2002. The maximum funding capacity through this special purpose entity is $3.2 billion and as of March 31, 2002, we had available capacity of approximately $1.3 billion. In addition to the mortgage loans sold to the special purpose entity, as of March 31, 2002, PHH was servicing $100.4 billion of mortgage loans sold to the secondary market.

Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate, as we may not have the ability to generate sufficient cash flows from operating activities due to those unfavorable conditions. Additionally, our liquidity as it relates to both management and mortgage programs could be adversely affected by a deteroriation in the performance of the underlying assets of such programs. Access to the principal financing program for our car rental subsidiary may also be impaired should General Motors Corporation not be able to honor its obligations to repurchase a substantial number of our vehicles. Our liquidity as it relates to mortgage programs is highly dependent on the secondary markets for mortgage loans. Access to certain of our securitization facilities and our ability to act as servicer thereto also may be limited in the event that our or PHH's credit ratings are downgraded below investment grade and, in certain circumstances, where we or PHH fail to meet certain financial ratios. However, we do not believe that our or PHH's credit ratings are likely to fall below such thresholds. Additionally, we monitor the maintenance of these financial ratios and as of March 31, 2002, we were in compliance with all covenants under these facilities.

Currently our credit ratings are as follows:

                                                 MOODY'S
                                                 INVESTOR    STANDARD     FITCH
                                                 SERVICE     & POOR'S    RATINGS
                                                 --------    --------    -------
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

AFFILIATED ENTITIES

We also maintain certain relationships with affiliated entities principally to support our business model of growing earnings and cash flow with minimal asset risk. We do not have the ability to control the operating and financial policies of these entities and, accordingly, do not consolidate these entities in our results of operations or financial position. Certain of our officers serve on the Board of Directors of these entities, but in no instances do they constitute a majority of the Board, nor do they receive any economic benefits therefrom.

NRT INCORPORATED. Royalty and advertising fees paid by NRT in connection with franchise agreements approximated $53 million and $40 million during first quarters 2002 and 2001, respectively. Additionally, during first quarter 2002 and 2001, we received $16 million and $1 million of other fees from NRT, which included fees paid in connection with the termination of a franchise agreement. We also receive real estate referral fees from NRT in connection with clients referred to NRT by our relocation business. During first quarters 2002 and 2001, we recognized approximately $7 million of such fees. As previously discussed, we acquired NRT on April 17, 2002. Accordingly, NRT will be included in our consolidated results of operations and financial position as of such date.

FFD DEVELOPMENT COMPANY, LLC. During first quarter 2002, we recorded non-cash dividend income of $3 million, which will be paid-in-kind, relating to our preferred equity interest in FFD Development Company, LLC. Such preferred equity interest approximated $62 million as of March 31, 2002. During first quarter 2002, we purchased $24 million of timeshare interval inventory and land from FFD, bringing the total cumulative amount purchased to $64 million as of March 31, 2002. We are obligated to purchase an additional $232 million of timeshare interval inventory and land from FFD. As is customary in "build to suit" agreements, when we contract with FFD for the development of a property, we issue a letter of credit for up to 20% of our purchase price for such property. Drawing under all such letters of credit will only be permitted if we fail to meet our obligation under any purchase commitment. While we intend to issue such letters of credit in 2002, no such letters of credit are currently outstanding. We are not obligated or contingently liable for any other debt incurred by FFD.

TRILEGIANT CORPORATION. As of March 31, 2002, Trilegiant had an outstanding balance of $60 million due to us related to amounts drawn on the $75 million loan facility we have provided in connection with certain marketing agreements under which we expect to receive commissions. Such amount will be repaid to us as commissions are received by Trilegiant from the third party.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As previously discussed in our 2001 Annual Report on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used March 31, 2002 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 1, 2002, we entered into a Supplemental Indenture with The Bank of New York, as trustee to amend the terms of our Zero Coupon Convertible Debentures due 2021 to add cash interest payments of 3% per annum beginning May 5, 2002 through and including May 4, 2003 and to permit holders to require us to repurchase the Debentures on May 4, 2003. We will pay the cash interest semi-annually on November 4, 2002 and May 5, 2003 to holders of record at the close of business on October 4, 2002 and April 4, 2003, respectively. Holders may require us to repurchase the Debentures on May 4, 2003, 2004, 2006, 2008, 2011 and 2016.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

See Exhibit Index

(b)  REPORTS ON FORM 8-K

On January 31, 2002, we filed a current report on Form 8-K to report under Item 5 the posting of information regarding our investments in affiliated entities on our corporate Web site.

On February 7, 2002, we filed a current report on Form 8-K to report under Item 5 our fourth quarter and full year 2001 financial results.

On February 14, 2002, we filed a current report on Form 8-K to report under Item 5 our Consolidated Condensed Statements of Cash Flows and our Consolidated Schedule of Free Cash Flow for the years ended December 31, 2000 and 2001 and our projected Consolidated Schedules of Free Cash Flow for the years ended December 31, 2002, 2003 and 2004.

On March 19, 2002, we filed a current report on Form 8-K to report under Item 5 that in connection with the decision by the Supreme Court of the United States on March 18, 2002 to deny review of the settlement of our shareholder class action relating to the accounting irregularities at the former business units of CUC International, we will fund our remaining obligation by mid-July with cash on hand and, if necessary, existing available credit facilities.

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

                                             CENDANT CORPORATION

                                             /s/ Kevin M. Sheehan
                                             --------------------------
                                             Kevin M. Sheehan
                                             Senior Executive Vice President and
                                             Chief Financial Officer

                                             /s/ Tobia Ippolito
                                             --------------------------
                                             Tobia Ippolito
                                             Executive Vice President and
                                             Chief Accounting Officer

Date: May 9, 2002

                                  EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION

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

   4.1 First Supplemental Indenture, dated as of May 1, 2002, to the Indenture dated as of May 4, 2001 between Cendant Corporation and The Bank of New York, as Trustee (incorporated by reference to
             Exhibit 4.1 to the Company's Form 8-K dated May 1, 2002).

   12        Statement Re: Computation of Ratio of Earnings to Fixed Charges.

   15        Letter Re: Unaudited Interim Financial Information.