Form 10-K/A
period 2001-12-31
CENDANT CORP
filed 2002-08-14
CIK 723612

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
COMMISSION FILE NO. 1-10308

CENDANT CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	06-0918165 (I.R.S. Employer Identification Number)
9 WEST 57TH STREET NEW YORK, NY	10019
(Address of principal executive office)	(Zip Code)
212-413-1800
(Registrant's telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
CD Common Stock, Par Value $.01	New York Stock Exchange
Upper DECS (sm)	New York Stock Exchange

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be mailed to stockholders in connection with our annual stockholders meeting held May 21, 2002 (the "Annual Proxy Statement") are incorporated by reference into Part III hereof.

DOCUMENT CONSTITUTING PART OF SECTION 10(A) PROSPECTUS
FOR FORM S-8 REGISTRATION STATEMENTS

This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

TABLE OF CONTENTS

Item	Description	Page
	EXPLANATORY NOTE	3
	PART I
1	Business	3
2	Properties	28
3	Legal Proceedings	30
4	Submission of Matters to a Vote of Security Holders	33
	PART II
5	Market for the Registrant's Common Equity and Related Stockholder Matters	34
6	Selected Financial Data	35
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	36
7a	Quantitative and Qualitative Disclosures about Market Risk	66
8	Financial Statements and Supplementary Data	67
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	67
	PART III
10	Directors and Executive Officers of the Registrant	68
11	Executive Compensation	68
12	Security Ownership of Certain Beneficial Owners and Management	68
13	Certain Relationships and Related Transactions	68
	PART IV
14	Exhibits, Financial Statement Schedules and Reports on Form 8-K	68
	Signatures

EXPLANATORY NOTE

We are filing this Form 10-K/A to reflect the May 2002 disposition of our National Car Parks subsidiary, now accounted for as a discontinued operation, and to respond to initial comments received from the SEC as a result of the SEC's previously announced policy to review the 2001 Form 10-K's of all Fortune 500 companies. The SEC has not completed its review of our response to the SEC's initial comments and has indicated that it may have additional comments. Accordingly, additional modifications to our 2001 Form 10-K may be required.

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

We are one of the foremost providers of travel and real estate services in the world. Our businesses provide a wide range of consumer and business services and are intended to complement one another and create cross-marketing opportunities both within and among our following five business segments:

  •
  Our Real Estate Services segment franchises the real estate brokerage businesses of the CENTURY 21®, Coldwell Banker®, Coldwell Banker Commercial® and ERA® brands; provides home buyers with mortgages through Cendant Mortgage Corporation and assists in employee relocations through Cendant Mobility Services Corporation.

  •
  Our Hospitality segment operates the Days Inn®, Ramada® (in the United States), Super 8 Motel®, Howard Johnson®, Wingate Inn®, Knights Inn®, Travelodge® (in North America), Villager Group and AmeriHost Inn® lodging franchise systems, facilitates the sale and exchange of vacation ownership intervals through Resort Condominiums International, LLC, Fairfield Resorts, Inc., Trendwest Resorts, Inc. and Equivest Finance, Inc. and markets vacation rental properties in Europe through Holiday Cottages, Cuendet, Welcome Holidays and Novasol.

  •
  Our Vehicle Services segment operates and franchises our Avis® car rental business; provides fleet management and fuel card services to corporate clients and government agencies through PHH Arval and Wright Express.

  •
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

  •
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

This 10-K/A Report includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive, market and regulatory factors. Please refer to "Management's Discussion and Analysis of Results of Operations" for additional factors and assumptions that could cause actual results to differ from the forward-looking statements contained in this 10-K/A Report.

We were created through the merger of HFS Incorporated into CUC International, Inc. in December 1997 with the resultant corporation being renamed Cendant Corporation. Our principal executive office is located at 9 West 57th Street, New York, New York 10019 (telephone number: (212) 413-1800).

SEGMENTS

REAL ESTATE SERVICES SEGMENT (22%, 34% and 24% of revenue for 2001, 2000 and 1999, respectively)

Real Estate Franchise Business (8%, 14% and 10% of revenue for 2001, 2000 and 1999, respectively)

We are the world's largest real estate brokerage franchisor. We franchise real estate brokerage businesses under the following franchise systems:

  •
  CENTURY 21®, the world's largest residential real estate brokerage franchisor, with approximately 6,600 independently owned and operated franchised offices and approximately 101,000 active sales agents located in 34 countries and territories;

  •
  ERA®, a leading residential real estate brokerage franchisor, with approximately 2,500 independently owned and operated franchise offices, and more than 29,000 sales agents located in 27 countries;

  •
  Coldwell Banker®, one of the world's leading brands for the sale of million-dollar-plus homes and the third largest residential real estate brokerage franchisor, with approximately 3,200 independently owned and operated franchise offices in the United States, Canada and 15 other countries and approximately 89,000 sales agents; and

  •
  Coldwell Banker Commercial®, a leading commercial real estate brokerage franchisor with approximately 100 independently owned and operated franchise offices, and approximately 1,000 sales agents in the United States.

Service and marketing fees on commissions from real estate transactions comprise the primary component of revenue for our real estate franchise business. We also offer service providers an opportunity to market their products to our brokers through our Preferred Alliancesm program. To participate in this program, service providers generally pay us an up-front fee, commissions or both.

Each of our brands has a consumer Web site that offers real estate listing contacts and services. century21.com, coldwellbanker.com, coldwellbankercommercial.com and era.com are the official Web sites for the CENTURY 21, Coldwell Banker, Coldwell Banker Commercial and ERA real estate franchise systems, respectively. In addition, all of the aggregated listings of our CENTURY 21, Coldwell Banker and ERA national real estate franchises are available through the Realtor.com® Web site.

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

Competition.    Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. Our chief competitors in this industry include the Prudential®, GMAC Real Estatesm and RE/MAX® real estate brokerage brands. In addition, a real estate broker may choose to affiliate with a regional chain or choose not to affiliate with a franchisor but to remain independent. We believe that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value and quality of the brand and services offered to franchisees.

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

NRT Relationship.    NRT Incorporated, the largest real estate brokerage firm in the United States, was originally organized as a joint venture between us and Apollo Management, L.P. Apollo owned 100% of the common stock of NRT and we owned all of NRT's preferred stock, a portion of which was convertible into an equal equity ownership with Apollo. The convertible preferred stock entitled us to preferred dividends at rates of 5% to 9% of our investment, rates which we negotiated with NRT and Apollo. We exercised our option to purchase the NRT common stock held by Apollo on April 17, 2002. The purchase price was approximately $230 million which we satisfied by delivering 11.5 million shares of CD common stock. We also repaid approximately $320 million of NRT's debt. Prior to our acquisition of the NRT common stock, NRT was the largest real estate franchisee in our brokerage system based on gross commission income and represented approximately 42% of the Real Estate Franchise Business revenue for 2001. NRT's strategy is to grow through the acquisition of independent real estate brokerages which it then converts to one of our brands. Prior to our acquisition of the NRT common stock, NRT operated its offices under two 50-year franchise agreements for our brands that were similar to those utilized by our other real estate franchisees, except for the term and lack of royalty rebate provision. These agreements were recorded as an asset on our balance sheet. During 2001, we received from NRT approximately $220 million in royalties for the use of our real estate trademarks based on the volume of real estate commissions earned by NRT. Additionally, during 2001, we received $16 million of other fees from NRT, which included a fee paid in connection with the termination of a franchise agreement under which NRT operated our Century 21 real estate brand. During 2001, we also received $37 million of real estate referral fees from NRT in connection with clients referred to NRT by our relocation business. These fees are based on a standard real estate brokerage agreement, in which the franchisor receives approximately 40% of the commission. These fees are also paid to us by all other real estate brokerages (both affiliates and non-affiliates) who receive referrals from our relocation business. At December 31, 2001, NRT had $291 million in debt, which was non-recourse to us and, as noted above, the outstanding balance of such debt was repaid at the time of our acquisition of the NRT common stock. NRT has informed us, for the twelve months ended September 30, 2001, its leverage ratio (debt/EBITDA as defined in its credit agreement) was 2.6 to 1. Certain officers of Cendant serve on the Board of Directors of NRT. Immediately subsequent to our acquisition of NRT, NRT acquired Clearwater, Florida-based Arvida Realty Services for approximately $160 million in cash. Arvida offices have been converted to Coldwell Banker and will be integrated with our NRT Coldwell Banker operations in Florida.

On August 12, 2002, NRT entered into an agreement to acquire all of the outstanding common stock of The DeWolfe Companies, Inc. at a price of $19.00 per share, or approximately $149 million in cash. Pursuant to the terms of the acquisition agreement, a subsidiary of NRT will commence a tender offer within five business days of the date of the announcement for any and all shares of DeWolfe's common stock. Consummation of the transaction remains subject to customary closing conditions and is expected to be completed in September 2002. The transaction has received clearance under U.S. anti-trust regulations. DeWolfe provides residential real estate brokerage, mortgage banking, insurance, moving and relocation services primarily in New England.

Relocation Business (5%, 10% and 7% of revenue for 2001, 2000 and 1999, respectively)

Cendant Mobilitysm is the leading provider of employee relocation services in the world and assists more than 128,000 affinity customers, transferring employees and global assignees annually, including over 23,000 employees internationally each year in over 125 countries.

We offer corporate and government clients employee relocation services, such as the evaluation, inspection, selling or purchasing of a transferee's home, the issuance of home equity advances to employees permitting them to purchase a new home before selling their current home (these advances are generally guaranteed by the corporate client), certain home management services, assistance in locating a new home, immigration support, intercultural and language training and repatriation counseling. We also provide clients with relocation-related accounting services. Our services allow clients to outsource their relocation programs.

Clients pay a fee for the services performed and/or permit Cendant Mobility to retain referral fees collected from brokers. The majority of our clients pay interest on home equity advances and reimburse all costs associated with our services, including, if necessary, repayment of home equity advances and reimbursement of losses on the sale of homes purchased. This limits our exposure on such items to the credit risk of our corporate clients and not on the potential changes in value of residential real estate. We believe such risk is minimal due to the credit quality of our corporate clients. In transactions where we assume the risk for losses on the sale of homes (primarily government clients), which comprise less than 3% of net revenue for our relocation business, we control all facets of the resale process, thereby limiting our exposure.

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

Mortgage Business (9%, 10% and 7% of revenue for 2001, 2000 and 1999, respectively)

We originate, sell and service residential first mortgage loans in the United States. For 2001, Cendant Mortgagesm was the second largest purchase lender of retail originated residential mortgages, and the sixth largest retail lender of residential mortgages in the United States. Cendant Mortgage is a centralized mortgage lender conducting its business in all 50 states.

We market our mortgage products to consumers through:

  •
  an 800-number teleservices operation under programs for real estate organizations (Phone In, Move In®) and relocation clients and private label programs for financial institutions;
  •
  a Web interface, containing educational materials, rate quotes and a full mortgage application, made available to the customers of our businesses such as Century 21, Coldwell Banker, ERA, Cendant Mobility, and our financial institution private label relationships, including American Express Centurion Bank, GE Financial Network and Merrill Lynch Credit Corporation;
  •
  field sales professionals with processing, underwriting and other origination activities generally located in real estate offices around the U.S. equipped with software to obtain product information, quote interest rates and to help customers prepare mortgage applications; and
  •
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

Real Estate Services Trademarks and Intellectual Property

The trademarks "CENTURY 21®", "Coldwell Banker®", "Coldwell Banker Commercial®", "ERA®", "Cendant Mobility®", and "Cendant Mortgage" and related trademarks and logos are material to our real estate franchise, relocation and mortgage businesses, respectively. Our franchisees and subsidiaries in our real estate services business actively use these marks and all of the material marks are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where these businesses have significant operations and are owned by us.

Real Estate Services Employees

The businesses that make up our Real Estate Services segment employed approximately 8,893 persons as of December 31, 2001.

HOSPITALITY SEGMENT    (18%, 21% and 16% of revenue for 2001, 2000 and 1999, respectively)

Lodging Franchise Business (5%, 11% and 8% of revenue for 2001, 2000 and 1999, respectively)

We are the world's largest hotel franchisor, operating nine lodging franchise systems.

The lodging industry can be divided into four broad sectors based on price and services: upper upscale, with room rates above $110 per night; upscale, with room rates between $80 and $110 per night; middle market, with room rates generally between $55 and $79 per night; and economy, with room rates generally less than $55 per night. The following is a summary description of our lodging franchise systems properties that are open and operating as of December 31, 2001, including the average occupancy rate, average room rate and total room revenue divided by total available rooms for each property. We do not own or operate hotel properties. Information regarding such properties is derived from information we receive from our franchisees.

Brand	Primary Domestic Sector Served	Avg. Rooms Per Property	# of Properties	# of Rooms	Location*	Average Occupancy Rate	Average Room Rate	Total Room Revenue/Available Rooms
AmeriHost	Middle Market	68	86	5,827	U.S. Only	55.50%	$58.91	$32.70
Days Inn	Upper Economy	84	1,946	164,092	U.S. and International(1)	50.50%	$50.47	$25.49
Howard Johnson	Middle Market	99	503	49,831	U.S. and International(2)	50.30%	$59.89	$30.12
Knights Inn	Lower Economy	80	227	18,145	U.S. and International(3)	45.50%	$37.70	$17.15
Ramada	Middle Market	123	978	120,515	U.S. Only(4)	47.50%	$61.00	$28.98
Super 8 Motel	Economy	61	2,054	125,016	U.S. and International(5)	57.20%	$46.97	$26.87

Travelodge	Upper Economy	80	598	47,688	U.S. and International(6)	46.80%	$53.53	$25.05
Villager	Lower Economy	101	120	12,177	International(7)	47.80%	$29.80	$14.24
Wingate Inn	Upper Middle Market	94	112	10,480	U.S. and International(8)	55.70%	$71.85	$40.02

Total			6,624	553,771	Total Average:			$27.11

*
Description of rights owned or licensed.
(1)
73 properties located in Canada and 49 properties located in China, Colombia, Czech Republic, Egypt, England, Hungary, India, Jordan, Mexico, Philippines, South Africa, Scotland and Uruguay.
(2)
38 properties located in Canada, and 33 properties located in Argentina, China, Dominican Republic, Ecuador, England, Israel, Jordan, Lebanon, Malta, Mexico, Oman, Venezuela and United Arab Emirates.
(3)
Five properties located in Canada.
(4)
Limited to the Continental U.S., Alaska and Hawaii.
(5)
88 properties located in Canada.
(6)
105 properties located in Canada and two properties located in Mexico.
(7)
Two properties located in Canada and one property located in Mexico.
(8)
One property located in Canada.

Our Lodging Franchise business derives substantially all of its revenue from initial franchise fees and continuing franchise fees, which are comprised of royalty and marketing/reservation fees and are normally charged as a percentage of the franchisee's gross room revenue. The royalty fee is intended to cover our operating expenses and the cost of the trademark, such as expenses incurred for franchise services, including group purchasing, administrative support and design and construction advice, and to provide the franchisor with operating profits. The marketing/reservation fee is intended to reimburse the franchisor for expenses associated with providing such franchise services as a central reservation system, national advertising and marketing programs and certain training programs. Since we do not own or operate hotel properties (we derive our revenue for this business from franchise fees), we do not incur renovation expenditures. Renovation costs are the obligation of each franchisee.

Our lodging franchisees are dispersed geographically, which minimizes our exposure to any one hotel owner or geographic region. Of the more than 6,600 properties and 4,900 franchisees in our lodging systems, no individual hotel owner accounts for more than 2% of our franchised lodging properties.

On March 1, 2002, we entered into a venture with Marriott International, Inc. where we contributed our Days Inn trademarks and an amended license agreement relating to the Days Inn trademarks and Marriott contributed the domestic Ramada trademarks and the amended master license agreements relating to Cendant's licenses of the Ramada trademarks. As a result of the transaction, we have a 50.0001% interest in the venture and Marriott has a 49.9999% interest in the venture. Pursuant to the terms of the venture, we will share income from the venture with Marriott on a substantially equal basis. We currently expect the venture to redeem Marriott's interest for approximately $200 million, the projected fair market value, in March 2004. We expect to loan the venture approximately $200 million in March 2004 to meet its obligations to Marriott. Upon such redemption, we will own 100% of the venture. Under the terms of the venture agreement, we control the venture and therefore we will consolidate the venture into our results of operations, financial position and cash flows beginning on March 1, 2002. The venture has no third party liabilities.

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

Competition.    Competition among the national lodging brand franchisors to grow and maintain their franchise systems is intense. Our primary national lodging brand competitors are the Holiday Inn® and Best Western® brands and Choice Hotels, which franchises seven brands, including the Comfort Inn®, Quality Inn® and Econo Lodge® brands. Our Days Inn, Travelodge and Super 8 brands principally compete with Comfort Inn, Red Roof Inn® and Econo Lodge in the economy sector. The chief competitors of our Ramada, Howard Johnson, Wingate Inn and AmeriHost Inn brands are Holiday Inn® and Hampton Inn® in the middle market sector. Our Knights Inn and Travelodge brands compete with Motel 6® properties. In addition, a lodging facility owner may choose not to affiliate with a franchisor but to remain independent.

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

Timeshare Exchange Business    (6%, 10% and 8% of revenue for 2001, 2000 and 1999, respectively)

Our Resort Condominiums International LLC ("RCI") subsidiary is the world's largest provider of timeshare vacation exchange opportunities and services for approximately 2.9 million timeshare members from more than 3,700 resorts in nearly 100 countries around the world. Our RCI® business consists primarily of the operation of two exchange programs for owners of condominium timeshares or whole units at affiliated resorts both in and outside the U.S., the publication of magazines and other periodicals related to the vacation and timeshare industry, travel-related services, resort management, and consulting services. RCI has significant operations in North America, Europe, the Middle East, Latin America,

Africa, Australia and the Pacific Rim. RCI charges its members an annual membership fee and an exchange fee for each exchange resulting in fees totaling approximately $390 million during 2001.

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

On April 30, 2002, we acquired approximately 90% of the outstanding common stock of Trendwest Resorts, Inc. for approximately $849 million, including $20 million of estimated transaction costs and expenses and $25 million related to the conversion of Trendwest employee stock options into CD common stock options. The acquisition consideration was funded through a tax-free exchange of approximately 42.6 million shares of CD common stock then valued at approximately $804 million. We purchased the remaining 10% of the oustanding Trendwest shares through a short form merger on June 3, 2002 for approximately $87 million, which was funded through a tax-free exchange of approximately 4.8 million shares of CD common stock then valued at approximately $87 million. Trendwest, through its WorldMark Club, markets, sells, and finances vacation ownership interests and will provide significant geographic diversification to our company, as our existing timeshare operations, Fairfield Resorts and Equivest, are principally located in the eastern United States. Trendwest's 48 properties are located primarily in the western United States, British Columbia, Mexico, Hawaii and the South Pacific.

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

Relationship with FFD Development Company, LLC.    Prior to our acquisition of Fairfield Resorts, Fairfield's internal development function, consisting of property, acquisition, planning design and construction, and much of its inventory were contributed to a new, separate company, FFD Development Company, LLC ("FFD"). Fairfield received convertible preferred interests in FFD that may be converted into FFD's common equity interest and a warrant to purchase additional common equity interests in exchange for approximately $60 million of vacation ownership units and $4 million of cash. In connection with our acquisition of Fairfield in April 2001, through our Fairfield subsidiary, we now own the preferred equity interest, which approximated $59 million as of December 31, 2001, and the warrant to purchase a common equity interest in FFD. If we exercise our preferred interests and warrant, we will own approximately 75% of FFD, on a fully diluted basis. During 2001, we received $6 million in preferred equity as a dividend on our preferred equity interest in FFD. FFD's common equity is held by an independent trust. FFD is our primary acquirer and developer of timeshare inventory. Fairfield Resorts utilizes FFD to develop new resorts or expand existing units as required by Fairfield or Equivest. We are only obligated to purchase the resort upon completion to the contractual specifications, upon delivery of a certificate of occupancy and when clear title is obtained. As of December 31, 2001, subject to FFD's completion of the construction of timeshare inventory in accordance with the contractual specifications and delivery of a certificate of occupancy with clear title, we would be obligated to purchase approximately $98 million of timeshare inventory from FFD. Certain officers of Cendant serve on the Board of Directors of FFD.

FFD has its own $125 million syndicated bank facility which is non-recourse to us. At December 31, 2001, $4 million was outstanding under the facility. We anticipate that FFD will increase its borrowings in 2002. Subsequent to December 31, 2001, as is customary in "build to suit" agreements, when we contract with FFD for the development of a property, we will issue a letter of credit for up to 20% of our purchase price for such property. Drawing under all letters of credit will only be permitted if we fail to meet our payment obligations with respect to any such property. As of June 30, 2002, we had issued approximately $42 million of these letters of credit.

Vacation Home Rental Business

In January 2001, we acquired Holiday Cottages Group Ltd. ("Holiday Cottages"), a leading marketer of vacation rental homes in Europe, promoted under eight brands. Holiday Cottages has relationships with over 9,000 independent property owners in the United Kingdom, France and Ireland. These property owners contract annually with Holiday Cottages on an exclusive basis to market their rental properties. In 2001, Holiday Cottages sold approximately 175,000 rental weeks on behalf of vacation property owners. Holiday Cottages also markets boat rentals in the UK, the Netherlands and France. This acquisition was not material to Cendant.

In September, 2001, we acquired Cuendet Cie SpA, a leading Italian brand specializing in the marketing and renting of over 3,500 private vacation homes in Italy, France, Spain and Portugal. Our acquisition of Cuendet increased our vacation home rental portfolio to approximately 15,000 properties. Cuendet markets its properties through tour operators and travel agents in Italy, France, Germany and North America. This acquisition was not material to Cendant.

In April 2002, we acquired Novasol A.S., which specializes in the marketing of privately owned holiday properties for rent principally across Denmark, Norway, Sweden, Germany and Eastern Europe. This acquisition added 17,000 properties to our portfolio. This acquisition was not material to Cendant.

In June 2002, we acquired Welcome Holidays Limited, which markets privately owned holiday properties for rent in the U.K., France and Ireland. This acquisition added approximately 3,700 properties to our portfolio. This acquisition was not material to Cendant.

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

VEHICLE SERVICES SEGMENT (39%, 5% and 19% of revenue for 2001, 2000 and 1999, respectively)

With the acquisition of Avis Group Holdings, Inc. on March 1, 2001, the Vehicle Services Segment now consists of the car rental operations and fleet management services business of Avis Group in addition to the Avis franchise system and our parking facility business.

Car Rental Operations and Franchise Businesses (24%, 5%, 4% of revenue for 2001, 2000 and 1999, respectively)

We operate and/or franchise portions of the Avis® car rental system (the "Avis System"), which represents the second largest general use car rental brand in the world, based on total revenue and volume of rental transactions. The Avis System is comprised of approximately 4,800 rental locations (of which 1,713 are operated and/or franchised by us), including locations at some of the largest airports and cities in the United States and foreign countries. We operate 867 Avis car rental locations in both airport and non-airport (downtown and suburban) locations in the United States, Canada, Puerto Rico, the U.S. Virgin Islands,

Argentina, Australia and New Zealand. For the period March 1, 2001, the date we acquired Avis, through December 31, 2001, our Avis car rental operations had an average fleet of approximately 216,000 vehicles and generated total vehicle rental revenue of approximately $2.0 billion, of which 90% (or $1.8 billion) was derived from U.S. operations.

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

The Avis System provides franchisees and our corporate locations access to the benefits of a variety of services, including: (i) the "Avis Cares®" driver and travel safety program, (ii) a standardized system identity for rental location presentation and uniforms; (iii) a training program, business policies, quality of service standards and data designed to monitor service commitment levels; (iv) marketing/advertising/public relations support for national consumer promotions including Frequent Flyer/Frequent Stay programs and the avis.com site; and (v) brand awareness of the Avis System through the familiar "We Try Harder®" service announcements.

Avis System franchisees have access to the Wizard® System, which provides (i) global reservations processing, (ii) rental agreement generation and administration and (iii) fleet accounting and control. Franchisees pay a fee for each use of the Wizard System. We also offer Avis InterActive®, which provides corporate customers real-time access to aggregated information on car rental expenses to better manage their car rental expenditures.

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

Marketing.    In 2001, approximately 75% of vehicle rental transactions generated from our owned and operated car rental locations were generated in the United States by travelers who used the Avis System under contracts between the Company and the travelers' employers or organizations of which they are members (such as AAA). Unaffiliated business travelers are solicited by direct mail, telesales and advertising campaigns.

Travel agents can make Avis System reservations by telephone, via our Web site, or through all major global distribution systems and can obtain access through these systems to our rental location, vehicle availability and applicable rate structures. An automated link between these systems and the Wizard System gives them the ability to reserve and confirm rentals directly through these systems. We also maintain strong links to the travel industry. We have arrangements with frequent traveler programs of airlines such as Delta®, American®, Continental® and United®, and of hotels including the Hilton Corporation, Hyatt Corporation, Best Western,

and Starwood Hotels and Resorts. These arrangements provide various incentives to all program participants and cooperative marketing opportunities for Avis and the partner. We also have an arrangement with our lodging brands whereby lodging customers who are making reservations by telephone will be transferred to Avis if they desire to rent a vehicle.

Internationally, we utilize a multi-faceted approach to sales and marketing throughout our global network by employing teams of trained and qualified account executives to negotiate contracts with major corporate accounts and leisure and travel industry partners. In addition, we utilize centralized telemarketing and direct mail initiatives to continuously broaden our customer base. Sales efforts are designed to secure customer commitment and support customer requirements for both domestic and international car rental needs. Our international operations maintain close relationships with the travel industry including participation in several airline frequent flyer programs, such as those operated by Air Canada®, Varig® Brazilian Airlines, as well as participation in Avis Europe programs with British Airways®, Lufthansa® and other carriers.

Avis.com.    Avis has a strong brand presence on the Internet through our Web site, www.avis.com. A steadily increasing number of Avis vehicle rental customers obtain rate, location and fleet information and then reserve their Avis rentals directly on the avis.com Web site. In addition, customers electing to use other Internet services such as Expedia®, Travelocity® and America Online® for their travel plans also have access to Avis reservations. During 2001, reservations through Internet sources increased to 9.5% of total reservations from 7.4% in the prior year for our owned operations.

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

Fleet Management Services Business (15% and 15% of revenue for 2001 and 1999, respectively)

Through our acquisition of Avis Group Holdings in March 2001, we acquired a portion of the fleet management business we had previously sold to Avis in June 1999. As a result, we generated no revenue in this business in 2000. PHH Vehicle Management Services LLC (d/b/a PHH Arval), a leader in the fleet management services business, and Wright Express LLC, a leading proprietary fuel card service provider in the United States comprise our fleet management services business.

We provide corporate clients and government agencies the following services and products for which we are generally paid a monthly fee:

  •
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

  •
  Fuel and Expense Management. For the effective management and control of automotive business travel expenses, we provide charge cards permitting a client's representatives to purchase gasoline or other fleet related products through a network of company-owned, distributor and independent merchant locations. The cards operate as a universal card with centralized billing designed to measure and manage costs. In the United States, Wright Express is the leading fleet charge card supplier with over 160,000 fuel facilities in its network and in excess of 3.1 million cards issued. Wright Express distributes its fleet cards and related offerings through three primary channels: (i) the Wright Express®-branded universal card, which is issued directly to fleets by Wright Express; (ii) the private label card, under which Wright Express provides private label fuel cards and related services to commercial fleet customers of major petroleum companies; and (iii) the co-branded card, under which Wright Express fuel cards are co-branded and issued in conjunction with products and services of partners such as commercial vehicle leasing companies, including PHH Arval. Wright Express also issues MasterCard branded fleet, purchasing and travel and entertainment commercial charge cards.

  •
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

  •
  Accident Management Services. We also provide our clients with comprehensive accident management services such as (i) immediate assistance after receiving the initial accident report from the driver (e.g., facilitating emergency towing services and car rental assistance), (ii) organizing the entire vehicle appraisal and repair process through a network of preferred repair and body shops, and (iii) coordinating and negotiating potential accident claims. Customers receive significant benefits from our accident management services such as (a) convenient coordinated 24-hour assistance from our call center, (b) access to our advantageous relationships with the repair and body shops included in our preferred supplier network, which typically provides customers with extremely favorable repair terms and (c) expertise of our damage specialists, who ensure that vehicle appraisals and repairs are appropriate, cost-efficient, and in accordance with each customer's specific repair policy. On February 6, 2002, we acquired driversshield.com FS Corp. to compliment our accident management business. This acquisition was not material to Cendant.

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

Discontinued Operation

Parking Facility Business.    On May 22, 2002, we announced that we had completed the sale of our National Car Parks subsidiary for total consideration of £820 million (approximately $1.2 billion) in cash.

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

Vehicle Services Employees

The businesses that make up our Vehicle Services segment employed approximately 18,234 persons as of December 31, 2001.

TRAVEL DISTRIBUTION SEGMENT (5%, 2% and 2% of revenue for 2001, 2000 and 1999, respectively)

With the acquisitions of Galileo International, Inc. and Cheap Tickets, Inc. in October 2001, we added a new Travel Distribution segment which is comprised of (i) our global distribution services business through Galileo International, (ii) our travel agency business, including Cheap Tickets, and (iii) our reservations processing, connectivity and information management services business through Wizcom. For 2000 and 1999, revenue included in this segment was generated from our travel agency business, which is conducted by RCI Travel and Cendant Travel, and our electronic reservations business, which is conducted by our WizCom subsidiary. The results of these businesses were previously included in our Hospitality Segment.

Global Distribution Services Business    (4% of revenue for 2001)

In October 2001, we acquired Galileo International, Inc. for approximately $1.9 billion, $1.5 billion of which was funded through the issuance of 117 million shares of Cendant common stock, and the remainder of which was funded from available cash. As part of the acquisition, we assumed approximately $586 million of Galileo's debt.

We provide, through Galileo, electronic global distribution and computer reservation services ("GDS") for the travel industry utilizing a computerized reservation system. Through our Apollo® and Galileo® computerized reservation systems, our GDS subsidiary provides travel agencies and other subscribers at approximately 45,000 locations, numerous Internet travel sites, as well as corporations and consumers who use our self-booking products, with the ability to access schedule and fare information, book reservations and issue tickets for more than 500 airlines. Our GDS subsidiary also provides subscribers with information and booking capabilities covering approximately 30 car rental companies and more than 200 hotel companies with approximately 52,000 properties throughout the world. Since our acquisition of Galileo, our GDS subsidiary completed approximately 60.4 million bookings. Our GDS subsidiary operates in 118 countries. Approximately 59% of our distribution revenues are generated outside the United States.

Effective November 1, 2001, we entered into a ten-year, $1.4 billion information technology services arrangement with IBM Global Services, pursuant to which IBM Global Services will manage information technology services for our various business units, including the Galileo GDS. Such services include managing our data center, which was relocated from Garden City, New York to Denver, Colorado, and operating our 1,400-plus computer servers. IBM has also assumed responsibility for information technology services and data operations of third-party companies that had contracted with us to provide those functions. IBM also provides help desk and desk-top support services to some of our employees. As a result of this agreement, approximately 500 of our employees were hired by IBM.

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

Product Distribution.    We distribute our products to subscribers primarily through our internal sales and marketing organization. We also distribute our products through our relationships with independent NDCs. NDC's are third party distributors who receive a commission for the sale and servicing of Galileo and Apollo technology to travel agents. Our local sales and marketing groups distribute our products in North America, the United Kingdom, Belgium, France, Germany, Spain, Portugal, the Netherlands, Switzerland, Sweden, Finland, Norway, Russia, Australia, New Zealand, Hong Kong, Singapore, the Philippines, Brazil and Venezuela. Bookings made in these countries collectively accounted for approximately 69% of our 2001 bookings.

In regions not supported directly by our sales and marketing organization, we provide services through our relationships with independent NDCs through distribution agreements entered into with Galileo. The NDC is responsible for cultivating the relationship with subscribers in its territory, installing subscribers' computer equipment, maintaining the hardware and software supplied to the subscribers and providing ongoing customer support. The NDC earns a share of the booking fees generated in the NDC's territory, as well as all subscriber fees billed in that marketplace. NDCs, which are typically owned or operated by the national airline of the relevant country or a local travel-related business, accounted for approximately 31% of our booking volume in 2001.

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

We will continue to assess opportunities to acquire distributors in mature, highly automated markets, where we can realize attractive economic returns and enhance our customer service. Consistent with this strategy, in April 2001, prior to our acquisition of Galileo, Galileo acquired Southern Cross Distribution Systems Pty Limited, its NDC for Australia and New Zealand, from an entity owned by the Qantas Airways group, Ansett Airlines and Air New Zealand. This acquisition raised the number of wholly owned sales and marketing organizations to 19, representing approximately 69% of our distribution.

We intend to continue to pursue opportunities to further open up our computerized reservation system to distribute travel through a variety of means and to continue to develop leading technologies, integrate additional travel content into our products, further strengthen our relationships with our agency and supplier customers and maintain our position as a leading player in the integrated electronic travel distribution marketplace. In October 2001, we acquired Highwire, Inc., a developer of corporate Internet travel tools and technology, which we expect will complement our product offerings and create new opportunities in the corporate online channel. The acquisition of HighWire was not material to Cendant.

Information Services.    We currently provide fare quotation services through our GlobalFares™ quotation system to approximately 68 airlines worldwide. GlobalFares is used in conjunction with each airline's internal reservation system and provides pricing information.

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

On August 12, 2002, we acquired all of the issued and outstanding equity securities of InterNETWORK Publishing Corporation and certain of its affiliates (collectively, "IPC"), which operate online hotel reservation travel sites, including Lodging.com. IPC is expected to broaden our marketing of discounted hotel rooms to consumers and travel agencies. The acquisition of IPC is not material to Cendant.

Competition.    Our competitors include the three major global distribution system companies: Sabre®, Amadeus® and Worldspan®, the regional reservation systems including Abacus®, Axesssm, Infinism and Topassm, other travel infrastructure companies such as Pegasus Systems and Datalex, firms that operate in the virtual travel services sector such as Expedia®, Travelocity® and Orbitzsm and alternative channels by which travel products and services are distributed.

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

Travel Agency Services Business (1%, 2% and 2% of revenue for 2001, 2000 and 1999, respectively)

We provide travel services, through our travel agency subsidiaries RCI Travel, LLC, Cendant Travel, Inc. and Cheap Tickets, Inc. We are a full service travel agency operation providing airline, car rental, hotel and other travel reservation and fulfillment services. Such services are provided to members of Resort Condominiums International, LLC, our timeshare exchange company, as well as in connection with the travel programs offered through Trilegiant Corporation, an individual membership business, and Trip Network, Inc., an independent affiliate of Cendant and the operator of the cheaptickets.comsm and Trip.comsm travel Web sites. On October 5, 2001, we acquired Cheap Tickets, Inc. for approximately $313 million primarily in cash.

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

Relationship with Trip Network, Inc.    Trip Network, Inc. ("TNI") was established in 2001 to develop and launch an Internet travel portal initiative, and is expected to significantly expand the Internet presence of our travel brands for the benefit of certain of our current and future franchisees. TNI was established with a $20 million contribution of assets by us in return for all of the common stock and preferred stock of Trip Network. We transferred all the common shares of Trip Network to an independent technology trust that is controlled by three independent trustees who are not officers, directors or employees of Cendant or relatives of officers, directors or employees of Cendant. The preferred stock is convertible at an exercise price of $0.01 per share into approximately 80% of TNI's common stock beginning on March 31, 2003 or earlier upon a change of control of TNI. Additionally, we also funded TNI in the first quarter of 2001 with approximately $85 million, including $45 million in cash and 1.5 million shares of Homestore common stock, then valued at $34 million. Following our acquisitions of Galileo and Cheap Tickets, TNI licensed the rights for the online businesses, Trip.com and Cheaptickets.com, respectively, which combined provide access to 20 million registered users. TNI currently operates these online travel businesses and we provide TNI with call center, supplier relationship management and GDS services. TNI is developing Trip.com as its primary consumer portal and released a new version of Trip.com in December 2001 as a "soft launch." It is anticipated TNI will launch an extensive Trip.com marketing campaign later this year as TNI further develops Trip.com with improved technology, greater discounted travel inventory and personalized customer services.

At December 31, 2001, TNI had no debt outstanding nor are we contingently liable for any debt which TNI may incur. Certain officers of Cendant serve on the Board of Directors of TNI.

WizCom Business

Our wholly-owned WizCom subsidiary is a global provider of electronic reservations processing, connectivity and computerized reservation system services for the travel industry. WizCom provides hotels, car rental businesses and tour/leisure travel operators, including Internet travel companies, with electronic distribution to the Global Distribution Systems (such as our Galileo GDS), Internet or other travel reservations systems, linking customers to all the major travel networks on six continents through telephone lines and satellite communications. These products allow for real time processing for travel agents, corporate travel departments and consumers. In addition, WizCom offers information management services that permit customers to maintain current information on property, vehicle or tour packages (such as rental rates and room amenity descriptions) and deliver the most current data to external distribution systems. Revenues are generated from services provided by WizCom to its customers and are primarily comprised of up-front implementation fees and ongoing transaction and support fees.

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

FINANCIAL SERVICES SEGMENT (16%, 32% and 26% of our revenue for 2001, 2000 and 1999, respectively)

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

Enhancement Package Service.    We sell enhancement packages for financial institution consumer and business checking and deposit account holders primarily through our FISI subsidiary. FISI's financial institution clients select a customized package of our products and services and then usually add their own services (such as unlimited check writing privileges, personalized checks, cashiers' or travelers' checks without issue charge, or discounts on safe deposit box charges or installment loan interest rates). With our marketing and promotional assistance, the financial institution then offers the complete package of enhancements to its checking account holders as a special program for a monthly fee. Most of these financial institutions choose a standard enhancement package, which generally includes $10,000 of common carrier insurance and travel discounts. Others may include Trilegiant's shopping and credit card registration services, a travel newsletter or pharmacy, eyewear or entertainment discounts as enhancements. The common carrier coverage is underwritten under group insurance policies with two referral underwriters. We generally charge a financial institution client an initial fee to implement this program and monthly fees thereafter based on the number of customer accounts participating in that financial institution's program. In January 2001, FISI acquired the customer lists and all contracts of MarketTrust, Inc. that were necessary to provide checking account enhancement packages to over 320 financial institutions located accross the United States and other related intellectual property. The acquisition of such assets of MarketTrust was not material to the Company.

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

Loyalty Solutions (2%, 4% and 3% of our revenue for 2001, 2000 and 1999, respectively)

Our Cims subsidiary has developed customer loyalty solutions and insurance products for the benefit of financial institutions and businesses in other industries. The primary customer loyalty solution offered to Cims clients is the loyalty package. Loyalty packages provide targeted consumers of client organizations with a "package" of benefits and services for the purpose of improving customer retention, attracting consumers to become customers of the client organization and encouraging them to buy additional services. For example, packages include discounted travel services such as discounts on vacation rentals, car rentals, travel insurance, timeshare weeks, cruises, hotels and airlines. As of December 31, 2001, Cims has expanded its clients' membership and customer base to approximately 15.3 million individuals. Cims clients include over 50 financial institutions throughout Europe, South Africa and Asia. Cims offers travel and real estate benefits and other services within its loyalty packages for the benefit of consumers. Cims also leverages its internal insurance competencies and strategic relationships to provide insurance benefits to consumers. We also have exclusive licensing agreements covering the use of our merchandising systems in Australia, Japan and certain other Asian countries under which licensees pay initial license fees and agree to pay royalties to us based on membership fees, access fees and merchandise service fees paid to them.

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

Tax Preparation Business (1%, 1% and 1% of our revenue for 2001, 2000 and 1999, respectively)

Our Jackson Hewitt Inc. subsidiary ("Jackson Hewitt") is the second largest tax preparation service system in the United States. The Jackson Hewitt® franchise system is comprised of a 47-state network (and the District of Columbia) with approximately 3,800 offices operating under the trade name and service mark "Jackson Hewitt Tax Service®." Office locations range from stand-alone store front offices to kiosk offices within Wal-Mart® and Kmart® stores. Through the use of proprietary interactive tax preparation software, we are engaged in the preparation and electronic filing of federal and state individual income tax returns. During 2001, Jackson Hewitt prepared over 2.2 million tax returns, which represented an increase of 22.0% from the approximately 1.8 million tax returns prepared during 2000. To complement our tax preparation services, we also offer accelerated check refunds and refund anticipation loans to our tax preparation customers through a designated bank. Franchisees pay a minimum initial fee and royalty and marketing fees.

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

During 1999, Jackson Hewitt, in conjunction with two of its largest franchisees, created an independent joint venture, Tax Services of America, Inc. ("TSA"), to maximize Jackson Hewitt's ability to add independent tax preparation firms to its franchise system. Jackson Hewitt initially contributed approximately 80 company-owned stores and as of December 31, 2001 had an approximate 89% interest in the form of preferred stock. The two other parties to the joint venture contributed a total of 40 stores in exchange for common stock in TSA. On January 18, 2002, Jackson Hewitt purchased all of the then outstanding common stock of TSA for approximately $4.0 million. TSA currently has over 400 offices and is expected to prepare over 350,000 tax returns in 2002. TSA's objective is to grow by acquiring independent tax preparation firms in areas where TSA is licensed to operate and convert them to the Jackson Hewitt system.

Competition.    Tax preparation businesses are highly competitive. There are a substantial number of tax preparation firms and accounting firms that offer tax preparation services. Commercial tax preparers are highly competitive with regard to price, service and reputation for quality. Our largest competitor, H&R Block, is a nationwide tax preparation service with approximately 9,000 locations.

Individual Membership Business (8%, 17% and 15% of our revenue for 2001, 2000 and 1999, respectively)

The individual membership business markets various clubs and services to individuals through client proprietary lists (such as banks, financial institutions, retailers, oil companies and internet service providers) for a membership fee. The membership period is typically on an annual basis although we do have some members that join on a monthly basis. Members have the ability to cancel their membership at any time during the membership period for a full or partial refund.

On July 2, 2001, we entered into 40-year outsourcing and licensing agreements with Trilegiant Corporation, a direct marketing company established by former management of our Cendant Membership Services and Cendant Incentives subsidiaries. All of Trilegiant's common stock is owned by the executives and senior management of Trilegiant, many of whom are former employees of our individual membership business. As of July 2, 2001, no common stockholder of Trilegiant was an officer, director or employee of Cendant. However, such former employees continue to hold vested Cendant stock options granted during their employment with Cendant. We continue to receive membership fees from, and are obligated to provide membership benefits to, existing members as of July 2, 2001, including their renewals, and Trilegiant provides fulfillment services (including cash collection, paying commissions, processing refunds, providing membership services and benefits) to these members in exchange for a servicing fee. Trilegiant collects the membership fees from, and is obligated to provide membership benefits to, those new members who join the membership based clubs and programs and all other incentive programs subsequent to July 2, 2001. Beginning in the third quarter of 2002 and throughout the remainder of the 40 year term of the licensing agreements, we will receive a royalty fee (initially 5% increasing to approximately 16% over ten years) from Trilegiant in connection with those new members. Certain of our officers serve on the Board of Directors of Trilegiant to oversee our interest in Trilegiant.

As of December 31, 2001, Trilegiant serviced approximately 23.8 million memberships, 18.9 million of which consist of our existing memberships. Trilegiant provides members with access to a variety of discounted products and services in such areas as retail shopping, travel, personal finance and auto and home improvement. Trilegiant also affiliates with business partners such as leading financial institutions, retailers, and oil companies to offer membership as an enhancement to their credit card, charge card or other customers. Participating institutions generally receive commissions on initial and renewal memberships, based on a percentage of the net membership fees. Individual membership programs offer consumers discounts on many brand categories by providing shop at home convenience in areas such as retail shopping, travel, automotive, dining and home improvement.

Trilegiant offers the following membership programs from which we receive a royalty on sales to new members: Shoppers Advantage®, a discount shopping program; Travelers Advantage®, a discount travel service program; The AutoVantage® Service, a program which offers preferred prices on new cars and discounts on maintenance, tires and parts; AutoVantage Gold®, a program which provides a premium version of the AutoVantage® Service; Credit Card Guardian® and "Hot-Line", services which enable consumers to register their credit and debit cards to keep the account numbers securely in one place; The PrivacyGuard® and Credentials®, services which provide monitoring of a member's credit history, driving records and medical files; The Buyers Advantage®, a service which extends manufacturer's warranties; CompleteHome®, a service designed to save members time and money in maintaining and improving their homes; The Family FunSaver Club®, a program which provides the opportunity to purchase family travel services and other family related products at a discount; and The HealthSaversm, a program which provides discounts on prescription drugs, eyewear, eye care, dental care, selected health-related services and fitness equipment.

Investment in Trilegiant.    We own preferred stock which is convertible at any time at our option, into approximately 20% of Trilegiant's common stock. We also advanced approximately $100 million in cash and $33 million of prepaid assets to support Trilegiant's marketing activities. In addition, we have provided Trilegiant with a $35 million revolving line of credit under which advances are at our sole and unilateral discretion. At December 31, 2001, there were no advances outstanding under this line of credit. We are not obligated or contingently liable for any debt incurred by Trilegiant.

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

GEOGRAPHIC SEGMENTS

Financial data for geographic segments are reported in Note 26 to our Consolidated Financial Statements included in Item 8 of this Form 10-K/A.

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

EMPLOYEES

As of December 31, 2001, we employed approximately 50,000 people. Management considers our employee relations to be satisfactory.

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

As of December 31, 2001, we had made payments totaling $1.41 billion to a fund established for the benefit of the plaintiffs in this lawsuit. We made an additional payment of $250 million during March 2002 and completed making payments to the fund on May 28, 2002.

Partial Settlement of PRIDES Class Action Litigation

On March 17, 1999, we entered into an agreement to settle the claims of those Class members in the PRIDES Action who purchased their securities on or prior to April 15, 1998 ("eligible persons"). The settlement did not resolve claims based upon purchases of PRIDES after April 16, 1998 and, as of December 31, 2001, other than Welch & Forbes, Inc. v. Cendant Corp., et al., which is previously discussed, no purchasers of PRIDE securities after April 16, 1998 have instituted proceedings against us. Under the settlement, each eligible person was entitled to receive a new security—a Right—for each PRIDES held on April 15, 1998. On June 15, 1999, the United States District Court for the District of New Jersey approved the settlement.

In April 2000, The Chase Manhattan Bank ("Chase"), acting as custodian of three mutual funds that sought a total of 2,020,000 Rights, filed a motion seeking relief from an order of the District Court that rejected the claims filed by Chase on behalf of the mutual funds. On June 7, 2000, the District Court denied Chase's motion, but on December 1, 2000 the Third Circuit vacated that order and remanded the case to the District Court for further proceedings. In August 2001, the District Court issued a decision that again rejected Chase's claims. Chase has appealed again to the Third Circuit. As the Rights expired on February 14, 2001, if Chase's claim is successful it will be satisfied with approximately 1.2 million shares of our CD Common Stock.

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

Other Settlements

On March 6, 2002, we entered into an agreement to settle the claims under a pending arbitration proceeding filed on December 17, 1998, by Janice G. and Robert M. Davidson, former majority shareholders of a California-based computer software firm acquired by the Company in a July 1996 stock merger (the "Davidson Merger"). The Davidsons' Demand for Arbitration asserted claims against Cendant based upon allegations that the value of the Company securities they acquired in the Davidson Merger and through a May 1997 settlement agreement settling all disputes arising out of the Davidson Merger was artificially inflated due to the accounting irregularities. We entered into a Settlement Agreement dated as of March 6, 2002 with Janice G. Davidson, Robert M. Davidson and various trusts of which one or both of them are trustees (collectively, the "Davidsons"). Pursuant to the Settlement Agreement, we issued 2,986,857 shares of our common stock to the Davidsons. Pursuant to the Settlement Agreement, we also reduced the exercise price of (a) options authorizing the Davidsons to buy 1.6 million shares of our common stock from $20.50 per share to $9.8125 per share, which options initially were granted to the Davidsons in connection with a 1997 settlement agreement with CUC International Inc. ("CUC"); and (b) options authorizing each of Janice G. Davidson and Robert M. Davidson to buy 75,000 shares of our common stock from $22.33 per share to $9.8125 per share, which options were granted pursuant to employment agreements entered into in 1996 with CUC in connection with CUC's acquisition of Davidson & Associates, Inc. In the Settlement Agreement, the Davidsons agreed to remain in the class certified in the Securities Action and to pay to us an amount equal to the sum they receive in settlement of the Securities Action. We currently believe that the amount to be distributed to the Davidsons in connection with settlement of the Securities Action will be approximately $15 million. In connection with the settlement, we recorded a charge of approximately $48 million ($31 million, after tax) in the fourth quarter of 2001.

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

2001	High	Low
First Quarter	$14.760	$9.625
Second Quarter	20.370	13.890
Third Quarter	21.530	11.030
Fourth Quarter	19.810	12.040
2000	High	Low
First Quarter	$24.313	$16.188
Second Quarter	18.750	12.156
Third Quarter	14.875	10.626
Fourth Quarter	12.563	8.500

On March 15, 2002, the last sale price of our CD common stock on the NYSE was $18.86 per share.

Dividend Policy

We expect to retain our earnings for the development and expansion of our businesses and the repayment of indebtedness and do not anticipate paying dividends on common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2001	2000	1999	1998	1997
	(In millions, except per share data)
Results of Operations
Net revenues	$8,613	$4,320	$5,755	$6,364	$5,429

Income (loss) from continuing operations	$342	$569	$(307)	$114	$66
Income (loss) from discontinued operations, net of tax	81	91	252	426	(26)
Extraordinary (loss) gain, net of tax	—	(2)	—	—	26
Cumulative effect of accounting changes, net of tax	(38)	(56)	—	—	(283)

Net income (loss)	$385	$602	$(55)	$540	$(217)

Per Share Data
CD Common Stock
Income (loss) from continuing operations:
Basic	$0.37	$0.79	$(0.41)	$0.13	$0.08
Diluted	0.36	0.77	(0.41)	0.13	0.08
Cumulative effect of accounting changes:
Basic	$(0.05)	$(0.08)	$—	$—	$(0.35)
Diluted	(0.04)	(0.08)	—	—	(0.35)
Net income (loss):
Basic	$0.42	$0.84	$(0.07)	$0.64	$(0.27)
Diluted	0.41	0.81	(0.07)	0.61	(0.27)
Financial Position
Total assets	$33,544	$15,153	$15,412	$20,230	$14,073
Total long-term debt, excluding Upper DECS	6,132	1,948	2,845	3,363	1,246
Upper DECS	863	—	—	—	—
Assets under management and mortgage programs	11,868	2,861	2,726	7,512	6,444
Debt under management and mortgage programs	9,844	2,040	2,314	6,897	5,603
Mandatorily redeemable preferred interest in a subsidiary	375	375	—	—	—
Mandatorily redeemable preferred securities issued by subsidiary holding solely senior debentures issued by the Company	—	1,683	1,478	1,472	—
Stockholders' equity	7,068	2,774	2,206	4,836	3,921

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

On April 30, 2002, we acquired approximately 90% of the outstanding common stock of Trendwest Resorts, Inc. for $849 million, including $20 million of estimated transaction costs and expenses and $25 million related to the conversion of Trendwest employee stock options into CD common stock options. The acquisition consideration was funded through a tax-free exchange of approximately 42.6 million shares of CD common stock then-valued at $804 million. As part of the acquisition, we assumed $89 million of Trendwest debt, which was subsequently repaid. We purchased the remaining 10% of the outstanding Trendwest shares through a short form merger on June 3, 2002 for approximately $87 million, which was funded through a tax-free exchange of approximately 4.8 million shares of CD common stock then-valued at $87 million. Trendwest markets, sells and finances vacation ownership interests and is now part of our Hospitality segment. Management believes that this acquisition will provide us with significant geographic diversification and global presence in the timeshare industry.

On April 17, 2002, we acquired all of the outstanding common stock of NRT, the largest residential real estate brokerage firm in the United States, for a total purchase price of approximately $230 million. The purchase was effected through issuing approximately 11.5 million shares of our common stock. As part of the acquisition, we also assumed approximately $320 million of NRT debt, which was subsequently repaid. On April 17, 2002, we also acquired all of the outstanding common stock of Arvida Realty Services, the largest residential real estate brokerage firm in Florida, for approximately $160 million in cash. Management believes that NRT and Arvida as wholly-owned subsidiaries will be a more efficient acquisition vehicle, experience greater opportunities to enhance mortgage and title penetration and achieve greater financial and operational synergies.

On March 1, 2002, we entered into a venture with Marriott International, Inc. whereby we contributed our Days Inn trademark and an amended license agreement relating to such trademark and Marriott contributed the Ramada trademark and the amended master license agreements relating to such trademark. We received a 50.0001% interest in the venture and Marriott received 49.9999% interest in the venture. Pursuant to the terms of the venture, we will share income from the venture with Marriott on a substantially equal basis. We currently expect the venture to redeem Marriott's interest for approximately $200 million, the projected fair market value, in March 2004. We expect to loan the venture such amount in March 2004 to enable the venture to meet its obligations to Marriott. Upon redemption, we will own 100% of the venture. Under the terms of the venture agreement, we control the venture and, therefore, will consolidate the venture into our results of operations, financial position and cash flows beginning on March 1, 2002. The venture has no third party liabilities.

On May 22, 2002, we sold our car parking facility business, NCP, a wholly-owned subsidiary within our Vehicle Services segment, for approximately $1.2 billion in cash. We recorded an after-tax loss of $256 million in second quarter 2002 on the sale of this business principally related to foreign currency translation, as U.S. dollar strengthened significantly against the U.K. pound since Cendant's acquisition of NCP in 1998. NCP operated off-street commercial parking facilities and managed on-street parking and related operations on behalf of town and city administration in England. The account balances and activities of NCP have been segregated and reported as a discontinued operation for all periods presented.

During 2001, we acquired several businesses, which substantially contributed to our revenue growth and overall improvement in the cash flows we generate from operations. Avis Group Holdings, Inc., one of the world's leading service and information providers for comprehensive automotive transportation and vehicle management solutions, was acquired on March 1, 2001 for approximately $994 million primarily in cash and Fairfield Resorts, Inc. (formerly, Fairfield Communities, Inc.), one of the largest vacation ownership companies in the United States, was acquired on April 2, 2001 for approximately $760 million primarily in cash. In addition, on October 1, 2001 and October 5, 2001, we acquired Galileo International, Inc., a leading provider of electronic global distribution services for the travel industry, for approximately $1.9 billion (approximately $1.5 billion of which was funded through the issuance of approximately 117 million shares of CD common stock with the remainder being funded in cash) and Cheap Tickets, Inc., a leading seller of discount leisure travel products, for approximately $313 million primarily in cash, respectively. In connection with these acquisitions, we acquired net assets (assets acquired less liabilities assumed) of approximately $2.1 billion (including the assumption of approximately $11.8 billion of liabilities).

During 2001, we also completed the sale of our real estate Internet portal, move.com, along with certain ancillary businesses to Homestore.com, Inc. in exchange for approximately 21 million shares of Homestore common stock then-valued at $718 million. As of December 31, 2001, we held 18.1 million shares of Homestore, for which the carrying amounts had been written down to zero during the fourth quarter of 2001 (see discussion in "Results of Consolidated Operations 2001 vs. 2000—Net Loss on Dispositions of Businesses and Impairment of Investments"). The sale permitted us to align the company with the market leader in on-line real estate content, as well as real estate broker technology. We also outsourced our individual membership and loyalty business to Trilegiant Corporation during 2001 (see discussion in "Liquidity and Capital Resources").

The consolidated results of operations of the businesses we acquired have been included in our consolidated results of operations since their respective dates of acquisition and the consolidated results of operations of businesses we disposed of have only been included in our consolidated results of operations through their respective dates of disposition.

Critical Accounting Policies

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Certain of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We continue to evaluate these estimates and assumptions. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significantly unfavorable change to current conditions, there will likely be a material adverse impact to our financial statements. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. We have reviewed the accounting policies of all our businesses to identify those policies where we are required to make particularly subjective and complex judgments that affect these estimates and assumptions.

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

Mortgage Servicing Rights.    A mortgage servicing right is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified servicing activities. The value of mortgage servicing rights is estimated based on expected future cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors. We estimate future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. To the extent that fair value is less than carrying value, we would consider the portfolio to have been impaired and record a related charge. During 2001, we determined that impairment had occurred due to interest rate reductions, which results in a greater level of mortgage prepayments than expected. Accordingly, we recorded net aggregate write-downs of $144 million. Approximately $50 million of this write-down was related to changes in estimates of interest rates in the ordinary course of business, which were the direct result of the continued lowering of interest rates that occurred during 2001 prior to the September 11th terrorist attacks. These rate reductions caused a decline in the value of our mortgage servicing rights portfolio, hence requiring the write-down. The remaining $94 million of aggregate write-down was directly related to interest rate reductions subsequent to the September 11th terrorist attacks, whereby the Federal Reserve reduced the Federal Funds rate by 50 basis points twice within a 14-day period following the terrorist attacks and the U.S. Treasury Department announced thereafter the discontinuance of new sales of the 30-year treasury bond. The reductions in the Federal Funds rate which occurred between September 17th and December 11th of 2001, resulted in a 50% reduction to such rate, which has never occurred over such a short period in the history of the Federal Funds rate. The series of these actions resulted in a reduction of mortgage rates to a 30-year low during fourth quarter 2001, according to the Freddie Mac Home Loan Index. Such reductions resulted in increases to our forecasted loan prepayment rates, which negatively impacted the carrying value of the mortgage servicing rights asset, hence requiring a write-down of $94 million. Further reductions in interest rates would have caused us to use different assumptions in the valuation of our mortgage servicing rights resulting in additional corresponding write-downs through a valuation allowance. We use derivatives to mitigate the prepayment risk associated with mortgage servicing rights. Such derivatives tend to increase in value as interest rates decline and conversely decline in value as interest rates increase. Additionally, as interest rates are reduced, we have historically experienced a greater level of refinancings, which partially mitigates the impact of the decline in the valuation of our mortgage servicing rights portfolio.

We continue to evaluate these estimates and assumptions and believe that these assumptions, which included estimates of future interest rate levels and prepayment rates, were appropriate. Changes in fair value of the mortgage servicing rights based upon variations in the assumptions (e.g. future interest rate levels, prepayment speeds) cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. The carrying value of our Mortgage Servicing rights was approximately $2.0 billion at December 31, 2001 after recording the net aggregate write-down of $144 million.

Securitizations.    We sell a significant portion of our residential mortgage loans, relocation receivables and timeshare receivables into securitization entities as part of our financing strategy. We retain the servicing rights and, in some instances, subordinated residual interests in the mortgage loans and relocation and timeshare receivables. The investors have no recourse to our other assets for failure of debtors to pay when due. Gains or losses relating to the assets sold are allocated between such assets and the retained interests based on their relative fair values at the date of transfer. We estimate fair value of retained interests based upon the present value of expected future cash flows. The value of the retained interests is subject to the prepayment risks, expected credit losses and interest rate risks of the transferred financial assets. The effects of any adverse changes in the fair value of our retained interests are detailed in Note 24—Transfers and Servicing of Financial Assets to the Consolidated Financial Statements.

We continue to evaluate these estimates and assumptions and believe that these assumptions, which included estimates of future cash flows and expected credit losses were appropriate. Changes in fair value of the retained interests based upon variations in the assumptions (e.g. prepayment risks, expected credit losses and interest rate risks) cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. The fair value of the retained interest was approximately $400 million at December 31, 2001. (Refer to Note 24—Transfers and Servicing of Financial Assets)

Financial Instruments.    We use derivative instruments as part of our overall strategy to manage and reduce the interest rate risk primarily related to our mortgage-related assets. Effective January 1, 2001, we account for our derivatives at fair value on the balance sheet in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The application of SFAS No. 133 is complex, as evidenced by amendments and significant interpretations to the original standard, which continue to evolve. When applying SFAS No. 133, we must make an estimate of fair value for each of our derivatives and other financial instruments. Most of the derivatives and other financial instruments we use are not exchange traded. Therefore, we estimate fair values using dealer quotes, present value cash flow models, options-pricing models or other conventional valuation methods, as appropriate. These estimates involve significant judgments and estimates in the absence of quoted market prices. The amounts of such estimates are disclosed in Note 23—Financial Instruments to the Consolidated Financial Statements. The key assumptions used in these valuations are estimates of future interest rate levels based on interest rate yield curves, prepayment and volatility factors, and an estimation around the timing of future cash flows. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in the financial statements. In addition, hedge accounting requires that at the beginning of each hedge period, we justify an expectation that the relationship between the changes in fair value of derivatives designated as hedges compared to changes in the fair value of the underlying hedged items be highly effective. This effectiveness assessment involves estimation of changes in fair value resulting from changes in interest rates and corresponding changes in prepayment levels, as well as the probability of the occurrence of transactions for cash flow hedges. Use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and the underlying hedged items are recorded in earnings.

We continue to evaluate these estimates and assumptions and believe that these assumptions, which included an estimate of fair value (including estimates of future interest rate levels, prepayment and volatility factors and an estimate around the timing of future cash flows) were appropriate. See Item 7a. "Quantitative and Qualitative Disclosures about Market Risk" for a discussion of the effect of hypothetical changes to the assumptions.

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

We continue to evaluate these estimates and assumptions and believe that these assumptions, which included an estimate of future cash flows based upon the anticipated performance of the underlying business units, were appropriate. We provide a wide range of consumer and business services and, as a result, our goodwill and other intangible assets are reflected among many diverse reporting units. Accordingly, it is difficult to quantify the impact of an adverse change in financial results and related cash flows as such change may be isolated to a small number of our reporting units or spread across our entire organization. In either case, the magnitude of an impairment to our goodwill such other intangibles, if any, cannot be extrapolated. However, our businesses are concentrated in a few industries (e.g. Travel, Real Estate) and, as such, an adverse change to any of these industries will impact our consolidated results and may result in impairment of our goodwill and other intangibles. The carrying value of our goodwill and other intangibles (including franchise agreements) was approximately $10 billion at December 31, 2001.

RESULTS OF CONSOLIDATED OPERATIONS—2001 vs. 2000

Our consolidated results from continuing operations comprised the following:

	2001	2000	Change
Net revenues	$8,613	$4,320	$4,293

Expenses, excluding other charges and non-vehicle interest, net	7,003	3,056	3,947
Other charges	671	111	560
Non-vehicle interest, net	252	152	100

Total expenses	7,926	3,319	4,607

Net loss on dispositions of businesses and impairment of investments	24	8	16

Income before income taxes, minority interest and equity in Homestore.com	663	993	(330)
Provision for income taxes	220	341	(121)
Minority interest, net of tax	24	83	(59)
Losses related to equity in Homestore.com, net of tax	77	—	77

Income from continuing operations	$342	$569	$(227)

Net revenues increased primarily as a result of the impact of acquired businesses (Avis, Fairfield, Galileo and Cheap Tickets), which resulted in an additional $4.2 billion in net revenues, as well as substantial growth in mortgage refinancing activity and mortgage purchase volume, which resulted in an additional $367 million in net revenues. A detailed discussion of revenue trends is included in "Results of Reportable Segments—2001 vs. 2000." Total expenses also increased primarily as a result of the impact of acquired businesses, which resulted in an additional $4.0 billion in expenses, as well as other charges of $560 million (discussed below) and an increase in net non-vehicle interest expense of $100 million, which primarily resulted from interest expense accrued on our stockholder litigation settlement liability.

Our overall effective tax rate was 33.2% and 34.3% for 2001 and 2000, respectively. The effective rate for 2001 was lower, as the benefit from the recognition of foreign tax credits exceeded the negative impact of acquisitions. Minority interest, net of tax, decreased by $59 million due to the maturity of the Feline PRIDES in February 2001, at which time holders used the interest bearing trust preferred security to satisfy their obligation to purchase CD common stock. Additionally, we recorded after-tax charges of $77 million related to our equity ownership in Homestore, which was received in connection with the sale of move.com and certain ancillary businesses to Homestore in February 2001.

As a result of the above-mentioned items, income from continuing operations decreased $227 million, or 40%, during 2001.

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

As a result of changes in business and consumer behavior following the September 11th terrorist attacks, we formally committed to various strategic initiatives during fourth quarter 2001, which were generally aimed at aligning cost structures in our underlying businesses in response to anticipated levels of volume. The major areas of cost reductions include call center operations, field locations for car rental operations and back office support functions. To achieve these reductions, we will redirect call traffic, consolidate processes, reduce staffing levels and close offices. Accordingly, we incurred restructuring charges of $110 million, of which $21 million were non-cash, ($40 million, $30 million, $22 million, $8 million, $7 million and $3 million of charges were recorded within Hospitality, Real Estate Services, Corporate and Other, Financial Services, Vehicle Services and Travel Distribution, respectively). We anticipate that these initiatives will be completed by the end of fourth quarter 2002. The initiatives are anticipated to increase pre-tax income by approximately $95 million to $100 million annually, commencing in first quarter 2002. The initial recognition of the charge and the corresponding utilization from inception are summarized by category as follows:

	2001 Restructuring Charge	Cash Payments	Other Reductions	Balance at December 31, 2001
Personnel related	$68	$11	$5	$52
Asset impairments and contract terminations	17	3	10	4
Facility related	25	1	—	24

Total	$110	$15	$15	$80

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

	2000 Restructuring Charge	Cash Payments	Other Reductions	Balance at December 31, 2000	Cash Payments	Other Reductions	Balance at December 31, 2001
Personnel related	$25	$18	$1	$6	$4	$2	$—
Asset impairments and contract terminations	26	1	25	—	—	—	—
Facility related	9	2	1	6	4	2	—

Total	$60	$21	$27	$12	$8	$4	$—

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

Other Unusual Charges.    During 2001 and 2000, we incurred unusual charges of $273 million and $49 million, respectively. The 2001 charges primarily consisted of (i) $95 million related to the funding of an irrevocable contribution to the Real Estate Technology Trust, an independent technology trust responsible for providing technology initiatives for the benefit of certain of our current and future real estate franchisees, (ii) $85 million related to the funding of Trip Network, Inc., formerly, Travel Portal, Inc., (see discussion in "Liquidity and Capital Resources"), (iii) $41 million related to the rationalization of the Avis fleet in response to the September 11th terrorist attacks as a result of anticipated reduction in the volume of business (including the reduction in the fleet, as well as corresponding personnel reductions), (iv) $8 million related to the abandonment of financial software projects due to our decision to forego their implementation as a result of anticipated reduction in the volume of business in our rental car, travel distribution and timeshare businesses resulting from the September 11th terrorist attacks and (v) $7 million related to a charitable contribution of $1.5 million in cash and stock in a publicly traded company valued at $5.5 million (based upon its then-current fair value), to the Cendant Charitable Foundation, which we established in September 2000 to serve as a vehicle for making charitable contributions to worthy charitable causes that are of particular interest to our employees, customers and franchisees. The foundation is controlled by its Board of Directors, which is currently comprised of eight persons, all of whom are either our employees or employees of our affiliates. Although we may make contributions to the foundation from time to time, we are not under any obligation or otherwise committed to do so. No contributions were made to the foundation in 2000.

The 2000 charges primarily consisted of (i) $21 million of costs to fund an irrevocable contribution to the Hospitality Technology Trust, an independent technology trust responsible for completing the transition of our lodging franchisees to a common property management system, (ii) $11 million of executive termination costs, (iii) $7 million of costs primarily related to the abandonment of certain computer system applications, (iv) $3 million of costs related to stock option contract modifications and (v) $3 million of costs related to the postponement of the initial public offering of Move.com common stock.

The Real Estate Technology Trust and Hospitality Technology Trust are governed by trustees, none of whom are employees or affiliates of Cendant. Furthermore, we have no on-going requirement to fund these independent trusts.

Acquisition and Integration Related Costs

During 2001, we incurred acquisition and integration charges totaling $112 million. Such charges primarily represented (i) $78 million in connection with the outsourcing of our data operations, including Galileo's global distribution system and desktop support and other related services to a third party provider, (ii) $23 million in connection with the integration of our existing travel agency businesses with Galileo's computerized reservations system and (iii) $4 million of severance costs in connection with the rationalization of duplicative functions.

Mortgage Servicing Rights Impairment

As previously discussed, during fourth quarter 2001, we determined that an impairment of our mortgage servicing rights portfolio had occurred due to unprecedented interest rate reductions subsequent to the September 11th terrorist attacks that we deemed not to be in the ordinary course of business as the Federal Reserve reduced the Federal Funds Rate by 50 basis points twice within a 14-day period following the terrorist attacks. Additionally, during fourth quarter 2001, the U.S. Treasury Department announced the discontinuance of new sales of the 30-year treasury bond. The reductions in the Federal Funds Rate, which occurred between September 17th and December 11th of 2001, resulted in a 50% reduction to such rate which has never occurred over such a short period in the history of the Federal Funds Rate. The series of these actions resulted in a reduction of mortgage rates to a 30-year low during fourth quarter 2001, according to the Freddie Mac Home Loan Index. Such reductions resulted in increases to our forecasted loan prepayment rates, which negatively impacted the carrying value of the mortgage servicing rights assets. Accordingly, we recorded an impairment charge of $94 million to reduce the carrying value of our mortgage servicing rights portfolio to approximately $2.0 billion as of December 31, 2001.

Litigation Settlement and Related Costs

During 2001 and 2000, we recorded $86 million and $2 million, respectively, of litigation settlement and related charges net of credits discussed below. The 2001 charges are comprised of $67 million related to the settlement of litigation (outside of the principal common stockholder litigation) resulting from previously discovered accounting irregularities in the former business units of CUC International, Inc. and $33 million related to investigations into those accounting irregularities. Such charges were partially offset by a credit of $14 million related to an adjustment to the PRIDES class action litigation settlement charge we recorded in 1998 (see Note 18—Mandatorily Redeemable Trust Preferred Securities Issued by Subsidiary Holding Solely Senior Debentures Issued by the Company for a detailed discussion regarding the PRIDES settlement). The 2000 charges are comprised of $23 million related to investigations into the previously discovered accounting irregularities in the former business units of CUC and $20 million related to the settlement of litigation resulting from those accounting irregularities (outside of the principal common stockholder litigation). Such charges were partially offset by a credit of $41 million also related to an adjustment to the PRIDES class action litigation settlement charge we recorded in 1998.

Net Loss on Dispositions of Businesses and Impairment of Investments

During 2001, we recorded net losses on dispositions of businesses and impairment of investments of $24 million. Such amount comprises (i) losses of $19 million related to the sale of several non-strategic businesses, (ii) a gain of $436 million recorded on the sale of our real estate Internet portal and certain ancillary businesses to Homestore and (iii) impairment losses of $441 million recorded during fourth quarter 2001 as a result of an other-than-temporary decline in the value of our investment in Homestore ($407 million) and a lodging and an Internet-related investment ($34 million). At December 31, 2001, our investment in Homestore was recorded at zero and we had no future obligations relating to this investment.

During 2000, we recorded net losses on dispositions of businesses and impairment of investments of $8 million. Such amount comprises (i) losses of $43 million related to the sale of several non-strategic businesses and (ii) the recognition of $35 million of the deferred gain that resulted from the 1999 sale of our fleet management business (see Note 4—Dispositions of Businesses and Impairment of Investments).

RESULTS OF REPORTABLE SEGMENTS—2001 vs. 2000

Our discussion of each of our segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-vehicle interest, income taxes, non-vehicle depreciation and amortization, minority interest and equity in Homestore.com, all of which are not measured in assessing segment performance or are not segment specific. In addition, Adjusted EBITDA also excludes items, which are of a non-recurring or unusual nature and are also not measured in assessing segment performance or are not segment specific. For specific details regarding the nature of excluded items, see the sections above entitled "Other Charges" and "Net Loss on Dispositions of Businesses and Impairment of Investments." Our management believes such discussions are the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

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

	Revenues			Adjusted EBITDA
	2001	2000	% Change	2001(a)	2000(b)	% Change
Real Estate Services(c)	$1,859	$1,461	27%	$939	$752	25%
Hospitality(d)	1,522	918	66	513	385	33
Travel Distribution(f)	437	99	*	108	10	*
Vehicle Services(e)	3,322	230	*	290	169	*
Financial Services	1,402	1,380	2	310	373	(17)

Total Reportable Segments	8,542	4,088		2,160	1,689
Corporate and Other(g)	71	232	*	(73)	(104)	*

Total Company	$8,613	$4,320		$2,087	$1,585

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

Real Estate Services

Revenues and Adjusted EBITDA increased $398 million (27%) and $187 million (25%), respectively. The increase in operating results was primarily driven by substantial growth in mortgage loans sold due to increased refinancing activity and purchase volume. Higher franchise fees from our Century 21, Coldwell Banker and ERA franchise brands and increases in relocation services also contributed to the favorable operating results. Offsetting the revenue increases, operating and administrative expenses within this segment increased $208 million primarily to support the higher volume of mortgage originations and related servicing activities.

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

Franchise fees from our real estate franchise brands also contributed to revenue and Adjusted EBITDA growth. Royalties and other franchise fees increased $41 million (8%), despite only modest industry-wide growth and a year-over-year industry decline in California, principally due to a 4% increase in the average price of homes sold and a $16 million fee received from NRT in connection with the termination of a franchise agreement under which NRT operated our Century 21 real estate brand. Service-based fees from relocation activities also contributed to the increase in revenues and Adjusted EBITDA principally due to a $14 million increase in referral fees resulting from increased volume, which included the execution of new service contracts. In addition, asset-based relocation revenues decreased by $3 million, which was comprised of a $10 million revenue decline due to lower corporate and government homesale closings, partially offset by a $7 million increase in net interest income from relocation operations due to reduced debt levels in 2001.

Hospitality

Revenues and Adjusted EBITDA increased $604 million (66%) and $128 million (33%), respectively. While our April 2001 acquisition of Fairfield produced the bulk of this growth, our pre-existing timeshare exchange operations also made contributions. Prior to the acquisition of Fairfield, the results of this segment consisted principally of royalties earned on our lodging brands and exchange fees earned from our timeshare exchange business, Resorts Condominium International, LLC. Fairfield contributed revenues, expenses and Adjusted EBITDA of $568 million, $424 million and $144 million, respectively, during 2001. In addition, the first quarter 2001 acquisition of Holiday Cottages Group Limited, the leading UK brand in holiday cottage rentals, contributed incremental revenues and Adjusted EBITDA of $34 million and $13 million, respectively, in 2001. Notwithstanding the negative impact that the September 11th terrorist attacks had on the economy's travel sector, timeshare subscription and transaction fees increased $41 million supported by increases in both members and exchange transactions. A corresponding increase in timeshare-related staffing costs was incurred to support volume growth and meet anticipated service levels. Revenues and Adjusted EBITDA in this segment include a decline in preferred alliance fees of $8 million, principally due to the expiration of a vendor contract in 2000. Royalties and marketing fund revenues from our lodging franchise operations declined $13 million (6%) and $14 million (7%), respectively, due to a 7% decrease in revenue per available room. Lower marketing fund revenues received from franchisees were directly offset by lower expenses incurred on the marketing of our nine lodging brands. The September 11th terrorist attacks caused a decline in the occupancy levels and room rates of our franchised lodging properties in the fourth quarter of 2001. While we expect the events of September 11th to suppress the growth of this segment in the near term, we also expect that the percentage impact will continue to decline over time, absent any further negative events affecting the travel industry. Furthermore, since many of our timeshare operations and franchised lodging properties principally serve road travelers (rather than air travelers), we believe that the effects of September 11th on this segment's operations will be less severe than on the travel industry as a whole.

Vehicle Services

Revenues and Adjusted EBITDA increased $3.1 billion and $121 million, respectively, substantially due to the acquisition of Avis in March 2001. Prior to the acquisition of Avis, revenues and Adjusted EBITDA of this segment consisted principally of earnings from our 18% equity investment in Avis and franchise royalties received from Avis. The acquisition of Avis contributed incremental revenues, expenses and Adjusted EBITDA of $3.1 billion, $3.0 billion and $112 million, respectively, in 2001. Avis' results in 2001 were negatively impacted by reduced demand at airport locations due to a general decline in commercial travel throughout the year, which was further exacerbated by the September 11th terrorist attacks. In response to the slowdown in commercial travel and in the wake of the September 11th terrorist attacks, we believe that we have rightsized our car rental operations to meet anticipated business levels, which included reductions in workforce and fleet (fleet was downsized by approximately 10%). We expect that seasonally adjusted car rental volumes will continue to increase as air travel volumes rebound. Our fleet management and fuel card management businesses were not materially impacted by the September 11th terrorist attacks.

Travel Distribution

Prior to the acquisitions of Galileo and Cheap Tickets, revenue and Adjusted EBITDA for this segment principally comprised the operations of Cendant Travel, our travel agent subsidiary. Galileo contributed revenues, expenses and Adjusted EBITDA of $337 million, $233 million and $104 million, respectively, while Cheap Tickets contributed revenues and expenses of $8 million each and made no contribution to Adjusted EBITDA. The September 11th terrorist attacks caused a decline in demand for travel-related services and, accordingly, reduced the booking volumes for Galileo and our travel agency businesses below fourth quarter 2000 levels. Galileo worldwide booking volume for air travel declined 19% in fourth quarter 2001 compared with fourth quarter 2000 and other travel-related bookings (car, hotel, etc.) were down 23% for the comparable periods. Upon completing the acquisitions of Galileo and Cheap Tickets, in response to the existing economic conditions, we not only moved aggressively to integrate these businesses and achieve expected synergies, but we also re-examined their cost structures and streamlined their operations through workforce reductions and other means to meet expected business volumes. Absent any further shock to the travel industry, we expect travel volumes to continue to improve over time.

Financial Services

Revenues increased $22 million (2%) while Adjusted EBITDA decreased $63 million (17%). While the royalties we will receive from Trilegiant will benefit segment results in future periods, the outsourcing of our individual membership business to Trilegiant caused a decrease in Adjusted EBITDA during 2001, largely due to $41 million of our transaction-related expenses and $66 million of marketing spending by Trilegiant, which we were contractually required to fund and, as such, expensed (see discussion in "Liquidity and Capital Resources—Trilegiant Corporation"). The transaction related expenses are comprised of the $20 million write-off of the entire amount of our preferred stock investment due to operating losses incurred by Trilegiant in excess of the common equity and other expenses that include employee benefits and professional fees and a portion of the marketing advance that was expensed as Trilegiant incurred qualified marketing expenses pursuant to the contractual terms of the agreement. Membership volumes and revenues declined; however, commissions increased due to higher commission rates. Conversely, the cost savings from servicing fewer members, as well as Trilegiant's absorption of its share of fixed overhead expenses subsequent to the outsourcing, more than offset the lower membership revenues and higher commissions. In addition, we acquired Netmarket, an online membership business, during fourth quarter 2000, which was immediately integrated into our existing membership business. Netmarket contributed incremental revenues of $53 million in 2001. Jackson Hewitt, our tax preparation franchise business, contributed incremental revenues of $18 million, principally comprised of higher royalties due to a 22% increase in tax return volume, with relatively no corresponding increases in expenses due to the significant operating leverage within our franchise operations. Revenues and Adjusted EBITDA in 2000 included $8 million of fees recognized from the sale of certain referral agreements.

Corporate and Other

Revenues decreased $161 million while Adjusted EBITDA increased $31 million. Our real estate Internet portal and certain ancillary businesses, which were sold to Homestore in February 2001, collectively accounted for a decline in revenues of $87 million and an improvement to Adjusted EBITDA of $82 million because we were investing in the development and marketing of the portal during 2000. Revenues and Adjusted EBITDA were negatively impacted by $36 million less income from financial investments. In addition, revenues recognized from providing electronic reservation processing services to Avis ceased coincident with our acquisition of Avis, contributing to a reduction in revenues of $43 million with no Adjusted EBITDA impact since Avis had been billed for such services at cost. In December 2001, we entered into a ten-year, information technology services relationship with IBM whereby IBM will manage all of our data center operations. Adjusted EBITDA in 2001 benefited from the absence of $13 million of costs incurred in 2000 to pursue Internet initiatives and also reflects increased unallocated corporate overhead costs principally due to infrastructure expansion to support company growth.

RESULTS OF CONSOLIDATED OPERATIONS—2000 vs. 1999

Our consolidated results from continuing operations comprised the following:

	2000	1999	Change
Net revenues	$4,320	$5,755	$(1,435)

Expenses, excluding other charges and non-vehicle interest, net	3,056	4,299	(1,243)
Other charges	111	3,032	(2,921)
Non-vehicle interest, net	152	201	(49)

Total expenses	3,319	7,532	(4,213)

Net loss (gain) on dispositions of businesses and impairment of investments	8	(1,109)	1,117

Income (loss) before income taxes and minority interest	993	(668)	1,661
Provision (benefit) for income taxes	341	(422)	763
Minority interest, net of tax	83	61	22

Income (loss) from continuing operations	$569	$(307)	$876

Net revenues decreased primarily as a result of the impact of businesses we disposed of during 1999 (primarily our former fleet management and entertainment publications businesses), which resulted in a $1.55 billion reduction in net revenues, despite growth in recurring business activities, including higher relocation service-based fees of $33 million, increased mortgage production and loan servicing revenues aggregating $27 million and greater royalty fees of $31 million generated from our real estate franchised brands, which resulted in an increase in net revenues of approximately $100 million. A detailed discussion of revenue trends is included in "Results of Reportable Segments—2000 vs. 1999." Total expenses decreased primarily due to other charges (discussed below), as well as the impact of businesses we disposed of during 1999, which also resulted in a $1.5 billion reduction in expenses, and a decrease in net non-vehicle interest expense primarily resulting from a decrease in our average debt balance outstanding, which was partially offset by interest expense accrued on our stockholder litigation settlement liability during 2000.

Our provision for income taxes was $341 million in 2000, or an effective tax rate of 34.3%, compared to a benefit of $422 million in 1999, or an effective tax rate of 63.2%. The effective tax rate variance represents the impact of the disposition of our fleet businesses in 1999, which was accounted for as a tax-free merger.

As a result of the above-mentioned items, income from continuing operations increased $876 million.

Other Charges

Restructuring and Other Unusual Charges

Restructuring Costs.    During 2000, we incurred restructuring charges of $60 million. A detailed discussion of such charges is included in "Results of Consolidated Operations—2001 vs. 2000."

Other Unusual Charges.    During 2000 and 1999, we incurred unusual charges of $49 million and $117 million, respectively. A detailed discussion of the 2000 unusual charges is included in "Results of Consolidated Operations—2001 vs. 2000." The 1999 charge primarily consisted of (i) $85 million incurred in connection with the creation of Netmarket Group, Inc., a then-independent company that was created to pursue the development and expansion of interactive businesses, which is contingently repayable to us only if certain financial targets related to NGI are achieved, (ii) $23 million primarily related to an irrevocable contribution to an independent technology trust responsible for completing the transition of our lodging franchisees to a common property management system and (iii) $7 million primarily related to the termination of a proposed acquisition.

Litigation Settlement and Related Costs

During 2000 and 1999, we recorded net charges of $2 million and $2.9 billion, respectively, for litigation settlement and related costs. A detailed discussion of the 2000 charge is included in "Results of Consolidated Operations—2001 vs. 2000." The 1999 charge primarily represented the settlement of our principal common stockholder class action lawsuit, as well as $21 million of charges related to investigations into previously discovered accounting irregularities in the former business units of CUC.

Net Gain (Loss) on Dispositions of Businesses

During 2000 and 1999, we recorded a net loss of $8 million and a gain of $1.1 billion, respectively, related to the dispositions of businesses. A detailed discussion of the 2000 net loss is included in "Results of Consolidated Operations—2001 vs. 2000." The 1999 gain was recognized primarily in connection with the disposal of our fleet and entertainment publications businesses.

RESULTS OF REPORTABLE SEGMENTS—2000 vs. 1999

For specific details regarding the nature of excluded items, see the sections above entitled "Other Charges" and "Net Gain (Loss) on Dispositions of Businesses."

	Revenues			Adjusted EBITDA
	2000	1999	% Change	2000(a)	1999	% Change
Real Estate Services	$1,461	$1,383	6%	$752	$727	3%
Hospitality(b)	918	920	—	385	420	(8)
Travel Distribution	99	91	9	10	7	43
Vehicle Services	230	1,109	*	169	246	*
Financial Services(c)	1,380	1,518	(9)	373	305	22

Total Reportable Segments	4,088	5,021		1,689	1,705
Corporate and Other(d)	232	734	*	(104)	89	*

Total Company	$4,320	$5,755		$1,585	$1,794

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

Real Estate Services

Revenues and Adjusted EBITDA increased $78 million (6%) and $25 million (3%), respectively. The increase in operating results was principally due to increased royalties from our real estate franchise brands and growth in service-based fees generated from client relocations. Royalty fees for the CENTURY 21®, Coldwell Banker®, and ERA® franchise brands collectively increased $31 million (7%) resulting from an 11% increase in the average price of homes sold (net of a 3% reduction in the volume of homes sold). Increases in royalties and franchise fees are recognized with minimal corresponding increases in expenses due to the significant operating leverage within our franchise operations. Service-based fees from relocation related operations also significantly contributed to the increase in revenues and Adjusted EBITDA. Service-based relocation fees increased $33 million and are reflective of increased penetration into both destination and departure markets and expanded services provided to our clients.

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

The aforementioned increases in our core business operations were partially offset by a reduction of $10 million in gains recognized from the sale of portions of our preferred stock investments in NRT Incorporated, a $7 million gain recognized in 1999 on the sale of a minority interest in an insurance subsidiary, an $8 million gain on the sale of mortgage servicing rights and a $9 million increase in corporate overhead allocations due to a refinement of allocation methods used in 2000. Excluding the aforementioned gains on asset sales and increase in corporate overhead allocations, revenues and Adjusted EBITDA increased $103 million (8%) and $59 million (8%), respectively, and the Adjusted EBITDA margin (Adjusted EBITDA as a percentage of revenue) remained constant at 52%.

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

Vehicle Services

Prior to the acquisition of Avis on March 1, 2001, revenues and Adjusted EBITDA of this segment consisted principally of earnings from our equity investment in Avis and royalties received from Avis. Revenues and Adjusted EBITDA decreased $879 million and $77 million, respectively. Such decreases are significantly due to the disposition of our fleet businesses in June 1999 which contributed revenues, expenses and Adjusted EBITDA of $881 million, $800 million and $81 million, respectively, to our 1999 operating results, prior to its disposition. Excluding the impact of fleet operations in 1999, revenues and Adjusted EBITDA increased $2 million (1%) and $4 million (2%), respectively. Franchise royalties increased $4 million (3%) primarily due to a 4% increase in the volume of car rental transactions at Avis. Additionally, an increase in revenues and Adjusted EBITDA of $10 million, due to incremental dividend income recognized on our preferred stock investment in Avis, was offset by $11 million of gains recognized in 1999 on the sale of a portion of our common equity interest in Avis.

Travel Distribution

Revenues and Adjusted EBITDA increased $8 million (9%) and $3 million (43%), respectively. Prior to the acquisitions of Galileo and Cheap Tickets in October 2001, revenues and Adjusted EBITDA of this segment consisted of our travel services business.

Financial Services

Revenues decreased $138 million (9%), while Adjusted EBITDA increased $68 million (22%). During 1999, we disposed of four individual membership businesses, which had contributed revenues, expenses and Adjusted EBITDA losses of $174 million, $190 million and $16 million, respectively, in 1999 prior to their disposals. Excluding the operating results of these businesses, revenues and Adjusted EBITDA increased $36 million (3%) and $52 million (16%), respectively. During 2000, our membership solicitation strategy was to focus on profitability by targeting our marketing efforts and reducing expenses incurred to reach potential new members. Accordingly, a favorable mix of products and programs with marketing partners in 2000 positively impacted revenues and Adjusted EBITDA. Additionally, we acquired and integrated Netmarket Group, an online membership business, in the fourth quarter of 2000, which contributed $12 million to revenues but also decreased Adjusted EBITDA by $7 million. Such increases were partially offset by a decrease in membership expirations during 2000 (revenue is generally recognized upon expiration of the membership), which was partially mitigated by a reduction in operating and marketing expenses, including commissions, which directly related to servicing fewer members.

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

Corporate and Other

Revenues and Adjusted EBITDA decreased $502 million and $193 million, respectively. Revenues decreased primarily as a result of the 1999 dispositions of several businesses, the operating results of which were included through their respective disposition dates in 1999. The absence of such divested businesses from 2000 operations resulted in a reduction in revenues, expenses and Adjusted EBITDA of $502 million, $424 million and $78 million, respectively. Excluding the impact of divested businesses on 1999 operating results, revenues remained constant while Adjusted EBITDA decreased $115 million in 2000. Our real estate Internet portal, move.com, which was sold during first quarter 2001, contributed incremental revenues of $41 million, with a reduction in Adjusted EBITDA of $72 million. The increase in revenues principally reflects an increase in sponsorship revenues resulting from the launch of the move.comSM portal. The decline in Adjusted EBITDA primarily reflects our increased investment in marketing and development of the move.com network. Additionally, revenues and Adjusted EBITDA in 2000 were negatively impacted by $30 million less income recognized from financial investments and $19 million of costs incurred to pursue Internet initiatives.

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

Financial Condition

	2001	2000	Change
Total assets exclusive of assets under management and mortgage programs	$21,676	$12,292	$9,384
Assets under management and mortgage programs	11,868	2,861	9,007
Total liabilities exclusive of liabilities under management and mortgage programs	15,207	7,805	7,402
Liabilities under management and mortgage programs	10,894	2,516	8,378
Mandatorily redeemable preferred securities	375	2,058	(1,683)
Stockholders' equity	7,068	2,774	4,294

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

Cash Flows

At December 31, 2001, we had approximately $1.9 billion of cash on hand, an increase of approximately $1.1 billion from $856 million at December 31, 2000. The following table summarizes such increase:

	2001	2000	Change
Net cash provided by (used in):
Operating activities	$2,737	$1,336	$1,401
Investing activities	(6,407)	(1,142)	(5,265)
Financing activities	4,643	(483)	5,126
Effects of exchange rate changes on cash and cash equivalents	(8)	(6)	(2)
Cash provided by discontinued operations	121	89	32

Net change in cash and cash equivalents	$1,086	$(206)	$1,292

Net cash provided by operating activities increased primarily due to cash generated by acquired operations, as well as growth in our mortgage business. We used more cash in 2001 for investing activities primarily to fund the acquisitions of Avis, Fairfield, Galileo and Cheap Tickets and a portion of our stockholder litigation settlement liability. Additionally, we used $1.6 billion of cash during 2001 to acquire vehicles used in our car rental and fleet management programs. We also generated cash from financing activities during 2001 as compared to using cash in financing activities during 2000 primarily due to proceeds received from debt and equity issuances, the issuance of the Upper DECS and borrowings under our revolving credit facilities. Capital expenditures during 2001 amounted to $329 million and were utilized to support operational growth, enhance marketing opportunities and develop operating efficiencies through technological improvements. We anticipate capital expenditure investments during 2002 of approximately $375 million. Such amount represents an increase from 2001 primarily due to capital expenditures related to businesses we acquired during 2001. During February 2002, we used $390 million of available cash to redeem all our outstanding 3% convertible notes. During first quarter 2002, we used $36 million of available cash to repurchase approximately 2.0 million shares of our CD common stock. We anticipate using cash on hand and operating cash flow generated in 2002 to continue repurchasing our CD common stock in order to offset the impact of employee stock option exercises. We currently have approximately $226 million of remaining availability under our board-authorized CD common stock repurchase program. We also anticipate using cash on hand, operating cash flow generated in 2002 and, if necessary, revolving credit facility borrowings to fund the remainder of our stockholder litigation settlement liability during 2002. Our net funding obligation for the stockholder litigation settlement liability was $1.44 billion at December 31, 2001. We intend to make quarterly payments of $250 million to this trust until mid-July 2002, at which time we will fund the remaining obligation.

Available Credit Facilities

At December 31, 2001, we had $2.8 billion of available credit facilities (including availability of $1.7 billion at the corporate level and $1.1 billion at our PHH subsidiary). The credit facilities at the corporate level comprise a $1.75 billion revolving credit facility maturing in August 2003 and a $1.15 billion revolving credit facility maturing in February 2004. Borrowings under the $1.75 billion facility bear interest at LIBOR plus a margin of 60 basis points. In addition, we are required to pay a per annum facility fee of 15 basis points under this facility and a per annum utilization fee of 12.5 basis points if usage under the facility exceeds 33% of aggregate commitments. In the event that the credit ratings assigned to us by nationally recognized debt rating agencies are downgraded to a level below our ratings as of December 31, 2001 but still above investment grade, the interest rate and facility fees on our $1.75 billion facility are subject to incremental upward adjustments of 10 and 2.5 basis points, respectively. In the event that such credit ratings are downgraded below investment grade, the interest rate and facility fees are subject to further upward adjustments of 47.5 and 15 basis points, respectively. This facility also contains the committed capacity to issue up to $1.75 billion in letters of credit. As of December 31, 2001, there were no borrowings outstanding under this facility; however, letters of credit of $1.1 billion were outstanding under this facility, of which $865 million were used as collateral for our stockholder litigation settlement liability. Under the terms of this facility, in August 2002, the revolving line will be reduced by $500 million to $1.25 billion. The $1.15 billion facility contains the committed capacity to issue up to $300 million in letters of credit, of which $82 million were outstanding as of December 31, 2001. Borrowings under this facility bear interest at LIBOR plus a margin of 82.5 basis points. In addition, we are required to pay a per annum facility fee of 17.5 basis points under this facility and a per annum utilization fee of 25 basis points if usage under the facility exceeds 33% of aggregate commitments. In the event that the credit ratings assigned to us by nationally recognized debt rating agencies are downgraded below investment grade, the interest rate and facility fees on our $1.15 billion facility are subject to upward adjustments of 35 and 15 basis points, respectively.

The credit facilities at our PHH subsidiary are comprised of two $750 million revolving credit facilities maturing in February 2004 and February 2005, a $100 million revolving credit facility maturing in December 2002 and $275 million of other revolving credit facilities maturing in November 2002. Borrowings under these facilities currently bear interest at LIBOR plus a margin of approximately 62.5 basis points. In addition, we are currently required to pay a per annum facility fee of approximately 12.5 basis points under these facilities and a per annum utilization fee of approximately 25 basis points if usage under the facilities exceeds 25% of aggregate commitments. In the event that the credit ratings assigned to PHH by nationally recognized debt rating agencies are downgraded to a level below PHH's ratings as of December 31, 2001, the interest rate and facility fees on these facilities are subject to incremental upward adjustments of approximately 12.5 basis points. In the event that the credit ratings are downgraded below investment grade, the interest rate and facility fees are subject to further upward adjustments of approximately 62.5 basis points. At December 31, 2001, we had outstanding borrowings of $750 million under our facility maturing in February 2005. There were no borrowings outstanding under any of these other facilities at December 31, 2001.

We also currently have $3.0 billion of availability for public debt or equity issuances under a shelf registration statement at the corporate level and $2.4 billion of availability for public debt issuances under shelf registration statements at the PHH level.

Outstanding Corporate Debt

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

The following table summarizes the components of our corporate indebtedness:

	Earliest Redemption Date	Final Maturity Date	2001	2000	Change
3% convertible subordinated notes(a)	February 2002	February 2002	$390	$548	$(158)
7 3/4% notes	December 2003	December 2003	1,150	1,149	1
6.875% notes	August 2006	August 2006	850	—	850
11% senior subordinated notes	May 2009	May 2009	584	—	584
3 7/8% convertible senior debentures	November 2004	November 2011	1,200	—	1,200
Zero coupon senior convertible contingent notes	February 2004	February 2021	920	—	920
Zero coupon convertible debentures	May 2002	May 2021	1,000	—	1,000
Term loan facility			—	250	(250)
Other			38	1	37

Total long-term debt, excluding Upper DECS			6,132	1,948	4,184
Upper DECS	May 2004	August 2006	863	—	863

			$6,995	$1,948	$5,047

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

Contingently Convertible Debt Securities

Our contingently convertible debt securities, which were all issued during 2001, comprised the following:

	Earliest Redemption Date	Principal Amount	Gross Proceeds Received	Conversion Rate	Shares Potentially Issuable
3 7/8% convertible senior debentures	November 2004	$1.2 billion	$1.2 billion	41.58	49.9 million
Zero coupon senior convertible contingent notes	February 2004	$1.5 billion	$0.9 billion	33.40	49.4 million
Zero coupon convertible debentures	May 2002	$1.0 billion	$1.0 billion	39.08	39.1 million

3 7/8% Convertible Senior Debentures.    We may be required to pay additional interest on these notes commencing in November 2004 if the average of the sales prices of our CD common stock is less than or equal to 45% of the accreted conversion price of the debentures for any 20 of the 30 trading days during the applicable measurement period. Thereafter, the interest rate will be adjusted upward for the subsequent six-month period to the rate at which a hypothetical issue of our senior, non-convertible, fixed-rate, callable debt securities would trade, at that time, at par, provided that the reset rate shall not exceed 10% per year. The accreted conversion price of the debentures would increase (ratably with the accreted value of debentures) if an upward interest adjustment occurs. The applicable measurement period for determining whether an upward interest adjustment will occur ends five business days prior to each May 30 and

November 30 after November 27, 2004. In the event of an upward interest adjustment, no more than 0.25% per year, incrementally, will be paid in cash; the remaining additional interest will accrue and be paid at maturity. Through December 31, 2001, there was no upward interest adjustment to the notes.

These notes may be converted prior to maturity (i) during each three-month period following issuance of the notes if the closing sale price of our CD common stock exceeds 120%, declining ratably to 110% in November 2011, of the accreted conversion price per share for at least 20 trading days in the period of 30 trading days ending on the first day of such three-month period; (ii) if the notes have been called for redemption; or (iii) in the event of certain material distributions to holders of CD common stock, excluding payments of dividends in the normal course. We expect that, if these debentures are indeed convertible immediately prior to maturity due to the price of our CD common stock exceeding the contingent-conversion threshold, holders of such debentures will elect to convert them into shares of our CD common stock. The conversion threshold at maturity is 110% of the accreted conversion price per share. The accreted conversion price is subject to change as a result of any upward interest adjustment as it is calculated as 100% of the principal amount of the notes, plus accrued and unpaid cash interest (which will only result from an upward adjustment to the interest) divided by the number of shares of CD common stock issued for each note, or 41.58. At December 31, 2001, the accreted conversion price was $24.05.

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

Zero Coupon Senior Convertible Contingent Notes.    These notes were issued at a discount representing a yield-to-maturity of 2.5%. We will not make periodic payments of interest on the notes, but may be required to make nominal interest payments commencing in February 2004 if the average market price of the zero coupon senior convertible contingent notes equals 120% or more of the sum of the issue price and accrued original issue discount for the notes during the applicable measurement period, then we will make contingent interest payments on the notes. The contingent interest payments for any six-month period will equal (a) the lesser of (i) 2% of our estimated borrowing rate, at that time, for our senior, non-convertible, fixed-rate indebtedness with a maturity date comparable to these notes and (ii) 0.25% times (b) the sum of the issue price of $608.41 and accrued original issuance discount for the notes as of the day immediately preceding the relevant six-month period. The applicable measurement period for determining whether contingent interest payments will be made is the five trading days ending on the second trading day preceding each February 13 and August 13, commencing February 13, 2004.

These notes may be converted prior to maturity (i) during each three-month period following issuance of the notes if the closing sale price of our CD common stock exceeds 110% of the accreted conversion price per share for at least 20 trading days in the period of 30 trading days ending on the first day of such three-month period; (ii) if the notes have been called for redemption; (iii) if Moody's Investors Service and Standard & Poor's Corporation no longer have investment-grade ratings assigned to the notes; or (iv) in the event of certain material distributions to holders of CD common stock, excluding payments of dividends in the normal course. We expect that, if these notes are indeed convertible immediately prior to maturity due to the price of our CD common stock exceeding the contingent-conversion threshold, holders of such notes will elect to convert them into shares of our CD common stock. The conversion threshold at maturity is 110% of the accreted conversion price per share. The accreted conversion price is calculated as the issue price of $608.41 and accrued original discount divided by the number of shares of CD common stock issued for each note, or 33.4. At December 31, 2001, the accreted conversion price was $18.62.

The notes are not redeemable by us prior to February 13, 2004, but will be redeemable thereafter at the issue price of $608.41 per note plus accrued original discount through the redemption date. In addition, holders of the notes may require us to repurchase the notes on February 13, 2004 for $655.49 per note, February 13, 2009 for $742.20 per note or February 13, 2014 for $840.37 per note. In such circumstance, we have the option of paying the repurchase price in cash, shares of our CD common stock, or any combination thereof. These notes are senior unsecured obligations and rank equally in right of payment with all our existing and future senior unsecured and unsubordinated indebtedness.

Zero Coupon Convertible Debentures.    We may be required to pay interest on these notes commencing in May 2004 if the average of the sales prices of our CD common stock is less than or equal to 60% of the accreted conversion price of the debentures for any 20 of the 30 trading days during the applicable measurement period, then the interest rate will be adjusted to 7% per year. The applicable measurement period for determining whether contingent interest payments will be made ends five business days prior to each May 4 and November 4, commencing May 4, 2004. In the event of an upward interest adjustment, 0.25% per year will be paid in cash; the remaining additional interest will accrue and be paid at maturity. Through December 31, 2001, there was no upward interest adjustment to the notes. These notes may be converted prior to maturity (i) during each three-month period following issuance of the notes if the closing sale price our CD common stock exceeds 110% of the accreted conversion price per share for at least 20 trading days in the period of 30 trading days ending on the first day of such three-month period; (ii) if the notes trade at less than 95% of the value of the shares into which the notes are convertible; (iii) if the notes have been called for redemption; (iv) if Moody's Investors Service and Standard & Poor's Corporation no longer have investment-grade ratings assigned to the notes; or (v) in the event of certain material distributions to holders of CD commons stock, excluding payments of dividends in the normal course. We believe that, if these debentures are indeed convertible immediately prior to maturity due to the price of our CD common stock exceeding the contingent-conversion threshold, holders of such notes and debentures will elect to convert them into shares of our CD common stock. The conversion threshold at maturity is 110% of the accreted conversion price per share. The accreted conversion price is subject to change as a result of any upward interest adjustment as it is calculated as 100% of the principal amount of the notes, plus accrued and unpaid cash interest (which will only result from an upward adjustment to the interest) divided by the number of shares of CD common stock issued for each note, or 39.08. At December 31, 2001, the accreted conversion price was $25.59. The conversion threshold at maturity is 110% of the accreted conversion price per share, or approximately $28.15.

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

Upper DECS

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

In August 2004, the forward purchase contract component of each Upper DECS security requires the holder to purchase $50 of CD common stock. The price at which Upper DECS holders will be required to purchase CD common stock will be the average closing price of our CD common stock during the twenty consecutive trading days ending on the third trading day immediately preceding August 17, 2004, but no less than $21.53 and no more than $28.42. The minimum and maximum number of shares to be issued under the forward purchase contracts are 30.3 million and 40.1 million, respectively. The forward purchase contracts also require quarterly cash distributions to each holder at an annual rate of 1.00% through August 2004 (the date the forward purchase contracts are required to be settled).

Upon settlement of the forward purchase contracts in August 2004, we expect to receive gross proceeds in cash of approximately $863 million. Upon maturity in August 2006, of the senior notes that are currently a component of the Upper DECS, we would be required to repay $863 million.

Because the Upper DECS obligate holders to purchase CD common stock at a price determined by the average closing price of CD common stock during a 20-trading-day period ending in August 2004, the Upper DECS are functionally equivalent to issuing shares of CD common stock subject to an issue-price collar, with a delay in issuance until 2004. At the time of issuance of the Upper DECS, we believed that the economic impact of issuing the Upper DECS would be favorable compared to an equivalent immediate issuance of common stock. The proceeds from the offering were to be used for general corporate purposes, including acquisitions.

Outstanding Debt Related to Management and Mortgage Programs

The following table summarizes the components of our debt related to management and mortgage programs:

	December 31,
	2001	2000
Secured Borrowings:
Term notes	$6,237	$—
Short-term borrowings	582	292
Commercial paper	120	—
Other	295	—
Unsecured Borrowings:
Medium-term notes	679	117
Short-term borrowings	983	—
Commercial paper	917	1,556
Other	31	75

	$9,844	$2,040

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

Secured Borrowings

Secured borrowings primarily represent asset-backed funding arrangements whereby we or our wholly-owned and consolidated special purpose entities issue debt or enter into loans supported by the cash flows derived from specific pools of assets classified as assets under management and mortgage programs. These borrowings are primarily issued under our AESOP Funding or Greyhound Funding programs. AESOP Funding is a domestic financing program that provides for the issuance of up to $4.45 billion of variable rate notes to support our car rental operations. Greyhound Funding is also a domestic financing program that provides for the issuance of up to $3.19 billion of variable rate notes, preferred membership interests and term notes to support our fleet leasing operations. Under both programs, the debt issued is collateralized by vehicles owned by either our car rental subsidiary or our fleet leasing subsidiary. In the AESOP Funding program, the vehicles financed are generally covered by agreements where manufacturers guarantee a specified repurchase price for the vehicles. However, the program will allow funding for 25% of vehicles not covered by such agreements. The titles to all the vehicles supporting these facilities is held in bankruptcy remote trusts and we act as a servicer of all the vehicles. For the Greyhound Funding facility, the bankruptcy remote trust also acts as lessor under both operating and financing lease agreements. At December 31, 2001, we had $3.5 billion of term notes outstanding under the AESOP Funding program. At December 31, 2001, we had $2.9 billion of outstanding debt under the Greyhound Funding program, of which $2.6 billion and $295 million were included as components of secured term notes and other secured borrowings, respectively, in the above table. All debt issued under these programs is classified as liabilities under management and mortgage programs on our Consolidated Balance Sheet. Also included in secured term notes are $450 million of variable-rate notes maturing in 2011 and $285 million of variable-rate notes maturing in 2006. These notes are collaterized by vehicles owned by our fleet leasing subsidiary.

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

Unsecured Borrowings

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

Mandatorily Redeemable Interest

Also included in out total indebtedness in addition to corporate indebtedness and debt related to our management and mortgage program, is a $375 million mandatorily redeemable senior preferred interest, which is mandatorily redeemable by the holder in 2015 and may not be redeemed by us prior to March 2005, except upon the occurrence of specified circumstances. We are required to pay distributions on the senior preferred interest based on three-month LIBOR plus a margin of 1.77%. In the event of default, or other specified events, including a downgrade in our credit ratings below investment grade, holders of the senior preferred interest have certain remedies and liquidation preferences, including the right to demand payment by us.

Off-Balance Sheet Financing Arrangements

In addition to our on-balance sheet borrowings and available credit facilities, we enter into transactions where special purpose entities are used as a means of securitizing financial assets generated or acquired in the normal course of business under our management and mortgage programs. We utilize these special purpose entities because they are highly efficient for the sale of financial assets and represent conventional practice in the securitization industry. In accordance with generally accepted accounting principles, the assets sold to the special purpose entities and the related liabilities are not reflected on our balance sheet as such assets are legally isolated from creditor claims and removed from our control.

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

Additionally, our PHH subsidiary customarily sells all mortgage loans we originate into the secondary market, primarily to government-sponsored entities, in exchange for cash. These mortgage loans are placed into the secondary market either by PHH or through an unaffiliated bankruptcy remote special purpose entity, Bishop's Gate Residential Mortgage Trust, the equity (currently in excess of 4%) of which is held by independent third parties who bear the credit risk of the assets. Our maximum funding capacity through the special purpose entity is $3.2 billion. The loans sold to the secondary market are generally non-recourse to us and to PHH. However, we generally retain the servicing rights on the mortgage loans sold and receive an annual servicing fee of approximately 47 basis points on such loans. At December 31, 2001, we were servicing $96.3 billion of mortgage loans sold to the secondary market and $2.5 billion sold to the special purpose entity.

Bishop's Gate has entered into a swap with several banks, the net effect of which is that the banks have agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by Bishop's Gate. Additionally, PHH has entered into a separate corresponding swap with the banks, the net effect of which is that PHH has agreed to bear the interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by Bishop's Gate assumed by the banks under their swap with Bishop's Gate. We in turn offset the interest rate risks associated with the swap by entering into forward delivery contracts for mortgage backed securities. Both the swap and the forward delivery commitments are derivatives under SFAS No. 133 and are marked-to-market through earnings in the current period. The fair value and changes in fair value of the swap and forward delivery committments have substantially offsetting effects.

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

None of our affiliates, officers, directors or employees hold any equity interest in any of the above special purpose entities, nor do we or our affiliates provide any financial support or financial guarantee arrangements to the above special purpose entities. None of our affiliates, officers, directors or employees receive any remuneration from any of the above special purpose entities.

PHH also sells interests in operating leases and the underlying vehicles to two independent Canadian third parties. PHH repurchases the leased vehicles and leases such vehicles under direct financing leases to the Canadian third parties. The Canadian third parties retain the lease rights and prepay all the lease payments except for an agreed upon residual amount, which is typically 0% to 8% of the total lease payments. The residual amounts represent our only exposure in connection with these transactions. At December 31, 2001, the balance of outstanding lease receivables which were sold to the Canadian third parties was $341 million. The total outstanding prepaid rent and our subordinated residual interest under these leasing arrangements were $320 million and $21 million, respectively, as of December 31, 2001. We recognized $108 million of revenues related to these leases during 2001.

Additionally, PHH leases certain office buildings on an annual basis from an unaffiliated finance company which holds the title to the property. PHH has the option to renew this lease each year through 2004. At the end of each annual renewal period, we have the option to either purchase the property under a fixed price purchase option of approximately $80 million or sell the office buildings, on behalf of the lessor, to an unrelated third party. If the office buildings are sold and the proceeds from the sale are less than the amount of the fixed price purchase option, we are required to make a payment to the lessor for any deficiency, up to a maximum payment of approximately $68 million.

Liquidity Risk

Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate as we may not have the ability to generate sufficient cash flows from operating activities due to those unfavorable conditions. Additionally, our liquidity as it relates to both management and mortgage programs could be adversly affected by a deteroriation in the performance of the underlying assets of such programs. Access to the principal financing program for our car rental subsidiary may also be impaired should General Motors Corporation not be able to honor its obligations to repurchase a substantial number of our vehicles. Our liquidity as it relates to mortgage programs is highly dependent on the secondary markets for mortgage loans. Access to certain of our securitization facilities and our ability to act as servicer thereto also may be limited in the event that our or PHH's credit ratings are downgraded below investment grade and, in certain circumstances, where we or PHH fail to meet certain financial ratios. However, we do not believe that our or PHH's credit ratings are likely to fall below such thresholds. Additionally, we monitor the maintenance of these financial ratios and as of December 31, 2001, we were in compliance with all covenants under these facilities. When securitizing assets under management and mortgage programs, we make representations and warranties customary to the securitization markets, including eligibility characteristics of the assets transferred and servicing responsibilties.

Currently our credit ratings are as follows:

	Moody's Investors Service	Standard & Poor's	Fitch
Cendant
Senior unsecured debt	Baa1	BBB	BBB+
Subordinated debt	Baa2	BBB-	BBB
PHH
Senior debt	Baa1	A-	BBB+
Short-term debt	P-2	A-2	F-2

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

NRT Incorporated

NRT Incorporated is a joint venture between us and Apollo Management, L.P. NRT acquires independent real estate brokerages, converts them to one of our real estate brands and operates the brand under a 50-year franchise agreement with us. The original business purpose of this relationship was to permit us to maintain and expand our original business purpose as a franchisor in the lodging and residential real estate brokerage industries without directly competing with our existing franchisees. This structure permitted us to receive a royalty stream on NRT's revenues consistent with other franchisees and to receive a market rate return on the preferred investment. Upon NRT's formation, we committed to participate in acquisitions made by NRT by acquiring intangible assets and, in some cases, mortgage operations of the real estate brokerage firms acquired by NRT, which result in us recording franchise agreements or other intangible assets on our Consolidated Balance Sheets. As of December 31, 2001, we had committed to participate in additional NRT acquisitions for which we would fund up to $592 million ($500 million of which will not be funded prior to February 2004).

Franchise agreements of $854 million and other intangible assets of $29 million, which resulted from the acquisition of mortgage operations through NRT, are recorded on our Consoldiated Balance Sheet as of December 31, 2001. Except for the term and the lack of a royalty rebate provision, these franchise agreements are similar to those of our other real estate franchisees. NRT pays us royalty and advertising fees in connection with these franchise agreements based on the real estate commissions earned by NRT, which approximated $220 million, $198 million and $172 million during 2001, 2000 and 1999, respectively. Additionally, during 2001, we received $16 million of other fees from NRT, which included a fee paid in connection with the termination of a franchise agreement under which NRT operated our Century 21 real estate brand. The mortgage operations we acquired through NRT were immediately integrated into our existing mortgage operations. We also receive real estate referral fees from NRT in connection with clients referred to NRT by our relocation business. These fees are based on a standard real estate brokerage agreement, in which the franchisor receives approximately 40% of the commission. During 2001, 2000 and 1999, such fees were approximately $37 million, $25 million and $15 million, respectively. These fees are also paid to us by all other real estate brokerages (both affiliates and non-affiliates) who receive referrals from our relocation business. In February 1999, we advanced $35 million to NRT for services to be provided related to the identification of potential acquisition candidates, the negotiation of agreements and other services in connection with future brokerage acquisitions by NRT. As NRT makes acquisitions, we capitalize a proportionate share of this advance, which is then amortized over the term of the franchise agreement. As of December 31, 2001, the remaining balance of this advance was $12 million. Such amount is refundable in the event that services are not provided and therefore is accounted for as a prepaid asset until services are rendered by NRT.

Apollo's original investment in NRT consisted of a $20 million investment in NRT's common stock and a $54 million investment in NRT's preferred stock, which was subsequently redeemed in 1999. As of December 31, 2001, we owned all of NRT's preferred stock, which approximated $384 million as of December 31, 2001. This ownership entitles us to preferred dividends at 5% to 9% of our investment, which we negotiated with NRT and Apollo. We have the option, upon the occurrence of certain events, to convert a portion of our preferred stock investment into no more than 50% of NRT's common stock. As of December 31, 2001, none of the events that would have caused the preferred stock to be currently convertible had occurred and there was no common management between us, Apollo and NRT. We also have the option to purchase all of NRT's common stock from Apollo for $20 million. This option is not exercisable until August 11, 2002 and is conditional upon NRT's payment of $166 million to Apollo. We may exercise the option prior to August 11, 2002 if we satisfy NRT's obligation. If NRT is unable to make the $166 million payment to Apollo, we would be required to make the payment on behalf of NRT and would receive additional NRT preferred stock in exchange. As of December 31, 2001, NRT had $291 million in debt, which is non-recourse to us. NRT has ten seats on its board of directors, four of which were under our control as of December 31, 2001. In addition, without the consent of both Cendant and Apollo, NRT cannot make capital expenditures over $500,000; approve its business plan; engage in any affiliate transactions; acquire a brokerage for more than $2 million; appoint or terminate an officer; amend the by-laws, charter or material agreements; incur debt over $500,000; issue or redeem equity, sell assets or combine with any business; file a registration statement; settle any litigation or pay a dividend.

Trip Network, Inc.

During March 2001, we funded the creation of Trip Network with a contribution of assets valued at approximately $20 million in exchange for all of the common and preferred stock of Trip Network. We transferred all the common shares of Trip Network to the Hospitality Technology Trust, an independent technology trust that is controlled by three independent trustees who are not officers, directors or employees of Cendant or relatives of officers, directors or employees of Cendant. The trust was established in 1997 for purposes of enhancing and promoting the use of advanced technology for our lodging brands, its beneficiaries, including providing financial and technology support services and investing in Internet related activities for the benefit of its beneficiaries. The hotel franchise chains have agreed to link their brand and property Web sites to Trip.com, for among other reasons because of their beneficial interest in the trust. Management believes that the enhanced functionality for the brand and property Web pages to be provided by Trip.com links will help build customer loyalty and avoid the problem of viewers leaving the brand and property web sites for the sites of competitors. Additionally, management believes that the aggregate links of all franchisee properties creates critical mass and web-traffic for Trip Network further enhancing its ablility to be successful. If Trip Network is successful, then management believes the common shares will likely appreciate in value and upon a liquidation of shares, will provide the trust with further resources to pursue its stated objectives. Further, as Trip Network provides travel services to both our franchisees as well as non-franchisees, our contribution of the Trip Network common stock to the

Hospitality Technology Trust supported to maintain and further expand our business model as a franchisor whereby we were not directly involved in a business which would compete with our franchisees.

The preferred stock investment, which is convertible into approximately 80% of Trip Network's common stock on a fully diluted basis, is not convertible prior to March 31, 2003, except upon a change of control of Trip Network. Subsequently, we contributed $85 million, including $45 million in cash and 1.5 million shares of Homestore common stock, then-valued at $34 million, to Trip Network to pursue the development of an online travel business for the benefit of certain of our current and future franchisees. Such amount was expensed during 2001. We also received warrants to purchase up to 28,250 shares of Trip Network's common stock, which are exercisable, at our option, upon the achievement of certain valuations beginning on March 31, 2003 or upon a change of control at Trip Network at an exercise price of $0.01 per share. This arrangement is consistent with our strategy of creating a single platform to research and develop Internet related products within an integrated business plan. Since we do not have the in-house expertise to manage and develop Internet travel Web sites, we outsourced the management of our Internet travel assets to Trip Network through the existing arrangement.

During October 2001, we entered into two separate lease and licensing agreements with Trip Network, whereby, Trip Network was granted a license to operate the online businesses of Trip.com, Inc. and Cheap Tickets (both wholly-owned subsidiaries of Cendant) and a lease or sublease, as applicable, to all the assets of these companies necessary to operate such businesses. The Trip.com license agreement has a one-year term and is renewable at Trip Network's option for 40 additional one-year periods. The Cheaptickets.com license agreement has a 40-year term. Under these agreements, we receive a license fee of 3% of revenues generated by Trip.com and Cheaptickets.com during the term of the agreements. We also received warrants to purchase up to 46,000 shares of Trip Network common stock, which are exercisable upon achievement of certain financial results beginning in October 2003 or upon a change of control of Trip Network. The royalty rate and warrants were negotiated with and approved by Trip Network's board of directors. We proposed our royalty rate based upon market rate analysis of similar licensing type agreements. Also during October 2001, we entered into a travel services agreement with Trip Network, whereby we provide Trip Network with call center services. In addition, we process and support Trip Network's booking and fulfillment of travel transactions and provide travel-related products and services to maintain and develop relationships, discounts and favorable commissions with travel vendors. For these services, we receive a fee of cost plus an applicable mark-up, which was determined based upon our understanding of profit margins in the travel agency industry. During 2001, the revenue we received in connection with these agreements was not material. Additionally, during October 2001, we entered into a 40-year global distribution services subscriber agreement with Trip Network, whereby we provide all global distribution services for Trip Network. We are not obligated or contingently liable for any debt incurred by Trip Network. We recorded a prepaid asset of approximately $40 million in connection with this agreement, which is being amortized over 40 years. The $40 million was computed as the present value of the expected benefit we would realize in lieu of paying financial assistance at market rates for expected volumes at an appropriate discount rate. Amortization of the asset is calculated in direct proportion to the expected cash flow benefits.

FFD Development Company, LLC

Prior to our acquisition of Fairfield in April 2001, Fairfield contributed approximately $60 million of timeshare inventory and $4 million of cash to FFD Development Company LLC, a company created by Fairfield to acquire real estate for construction of vacation ownership units, which are sold to Fairfield upon completion. Fairfield previously operated its own property acquisition, planning, design and construction function. This function was transferred to FFD immediately prior to our acquisition of Fairfield. Former Fairfield employees who were responsible for the timeshare property development became employed by FFD as part of the spin-off. Given the extensive knowledge of Fairfield's standards and specifications as it related to the procurement of property and the planning and construction of the timeshares, we continue to rely on the relationship between Fairfield and FFD.

In exchange for the contribution of timeshare inventory and cash, Fairfield received all of the common and preferred equity interests of FFD. Fairfield then contributed all the common equity interest to an independent trust and retained a convertible preferred equity interest, which is convertible at any time, and a warrant to purchase FFD's common equity. The warrant is not exercisable until April 2004, except upon the occurrence of specified events, including our conversion of more than half of our preferred equity interest into common equity interests. In connection with our acquisition of Fairfield in April 2001, we, through our Fairfield subsidiary, now own the preferred equity interest, which approximated $59 million as of December 31, 2001, and the warrant to purchase a common equity interest in FFD. The warrant is exercisable in whole or in increments of 25% upon payment in cash or in kind of an amount per percentage of common interest exercised, which is equal to the lower of 80% of the book value per common interest as of April 2, 2001 and 90% of the book value per common interest as of the warrant exercise date. During 2001, we recognized dividend income on our preferred interest of $6 million, which was paid-in-kind on a quarterly basis based on an 18% annual return on our preferred equity interest in FFD. The dividend rate was agreed upon in FFD's amended operating agreement among Fairfield, FFD and the independent trust. Upon the conversion of such preferred equity interests and the exercise of such warrant, we would own approximately 75% of FFD's common equity interests on a fully diluted basis. Additionally, we are now obligated to fulfill Fairfield's purchase commitments with FFD. However, under the development contracts with FFD, we are not obligated to purchase a resort property until construction is completed to the contractual specifications, a certificate of occupancy is delivered and clear title is obtained. Fairfield also leases office space to FFD and provides various services to FFD in exchange for a fee, including general management services, information and technology support and human resources administration. During 2001, we purchased $40 million of timeshare interval inventory and land from FFD and as of December 31, 2001 are obligated to purchase an additional $98 million. FFD is obligated to finance, plan, design and construct vacation ownership units according to Fairfield's specifications and deliver those units according to an agreed schedule and at agreed purchase prices. The schedule and prices allow for FFD to charge cost plus an applicable mark-up, which was 17.4% in 2001. Such fee arrangement is provided by in the operating agreement between Fairfield and FFD. The purchase price, which includes FFD's fee, is agreed upon by Fairfield and FFD based upon the cost of construction. The delivery date is agreed upon by Fairfield and FFD based upon the time necessary to complete construction and when Fairfield requires the completed inventory for sale and deeding to its customers. Subsequent to December 31, 2001, as is customary in "build to suit" agreements, when we contract with FFD for the development of a property, we will issue a letter of credit for up to 20% of our purchase price for such property. Drawing under all such letters of credit will only be permitted if we fail to meet our obligation under any purchase commitment. While we intend to issue such letters of credit in 2002, no such letters of credit were outstanding at December 31, 2001. We are not obligated or contingently liable for any obligations incurred by FFD.

Trilegiant Corporation.    On July 2, 2001, we entered into an agreement with Trilegiant Corporation, a newly-formed company owned by the former management of our Cendant Membership Services and Cendant Incentives subsidiaries, whereby we outsourced our individual membership and loyalty business to Trilegiant. Trilegiant operates membership-based clubs and programs and other incentive-based programs. As part of this agreement, Trilegiant provides fulfillment services (including collecting cash, paying commissions, processing refunds, providing membership services and benefits and maintaining specified service level standards) to members of our individual membership business that existed as of the transaction date in exchange for a servicing fee pursuant to the Third Party Administrator agreement, which is cost plus 10%. During 2001, we paid Trilegiant $106 million in connection with services provided under the Third Party Administrator agreement and Trilegiant collected $212 million of cash on our behalf in connection with membership renewals. Additionally, as of December 31, 2001, Trilegiant owed us $7 million in connection with services provided under the Third Party Administrator agreement.

Additionally, Trilegiant is licensing and/or leasing from us the assets of our individual membership business in order to service these members and also to obtain new members. The assets licensed to Trilegiant include various tradenames, trademarks, logos, service marks and other intellectual property relating to its membership business. Upon expiration of the licensing term (40 years), Trilegiant will have the option to purchase any or all of the intellectual property licenses at their then-fair market values. Real property owned by us was leased to Trilegiant on a monthly basis at rates that approximated our depreciation expense. In connection with the licensing and leasing arrangements, Trilegiant paid us $7 million in 2001 and owed us an additional $2 million as of December 31, 2001.

We continue to collect membership fees from, and are obligated to provide membership benefits to, existing members as of July 2, 2001, including their renewals. Trilegiant collects the membership fees from, and is obligated to provide membership benefits to, those new members who join the membership based clubs and programs and all other incentive programs subsequent to July 2, 2001 and will recognize the related revenue and expenses. Beginning in third quarter 2002 and throughout the remainder of the 40-year term of the licensing agreement, we will recognize as revenue the related royalty income received from Trilegiant for membership fees generated by the new members (initially 5%, increasing to approximately 16% over 10 years). We also licensed various tradenames, trademarks, logos, service marks, and other intellectual property relating to our membership business to Trilegiant for 40 years. Upon expiration of the 40-year term, Trilegiant will have the option to purchase any or all of the intellectual property licenses at their then-fair market values.

In connection with the foregoing arrangements, we advanced approximately $100 million in cash and $33 million of prepaid assets to Trilegiant to support their marketing activities and also made a $20 million convertible preferred stock investment in Trilegiant, which is convertible, at our option, into approximately 20% of Trilegiant's common stock on a fully diluted basis. We accounted for the entire advance to Trilegiant as a prepaid expense at the date of advance. The purpose of the advance was to help Trilegiant fund qualified marketing costs associated with obtaining new members whose revenue would become subject to royalties paid to us. We expense such advance as Trilegiant incurs qualified marketing expenses pursuant to the terms of the advance. During 2001, we expensed $66 million of the advance. As of December 31, 2001, the remaining balance of this prepaid expense approximated $67 million.

The preferred stock investment is mandatorily redeemable and, therefore, accounted for as an available-for-sale debt security at fair value, convertible at any time at our option and we are entitled to receive a 12% cumulative non-cash dividend annually through July 2006. During third quarter 2001, we wrote-off the entire amount of our preferred stock investment due to operating losses incurred by Trilegiant and the fact that this entity had relatively thin common equity capitalization since inception.

We also provide Trilegiant with a $35 million revolving line of credit under which advances are at our sole and unilateral discretion. As of December 31, 2001, Trilegiant had not drawn on this line. During August 2001, Trilegiant entered into marketing agreements with a third party, whereby Trilegiant will provide certain marketing services to the third party in exchange for a commission. As part of our royalty arrangement with Trilegiant, we will receive 13% of the commissions paid by the third party to Trilegiant. In connection with these marketing agreements, we provided Trilegiant with a $75 million loan facility bearing interest at a rate of 9% under which we will advance funds to Trilegiant for marketing performed by Trilegiant on behalf of the third party. As of December 31, 2001, the outstanding loan balance under this facility was $24 million. Such amount is accounted for as a note receivable. We evaluate the collectibility of the note at the end of each reporting period. We will collect the receivable as commissions are received by Trilegiant from the third party.

Additionally, we maintain warrants to purchase up to 2.1 million shares of Trilegiant's common stock, which are exercisable, at our option, at an exercise price of $0.01 per share, upon the achievement of certain business valuations ranging from $200 million to $750 million, into a majority ownership interest in Trilegiant. We are not obligated or contingently liable for any debt incurred by Trilegiant.

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

In accordance with SFAS No. 142, we did not amortize goodwill and indefinite lived intangible assets acquired after June 30, 2001. As of January 1, 2002, we discontinued the amortization of all goodwill and indefinite lived intangible assets. Based upon a preliminary assessment, we expect that the increase in net income from the application of the non-amortization provisions of SFAS No. 142 would have approximated $154 million, $76 million and $83 million for 2001, 2000 and 1999, respectively.

As previously described, the initial implementation of this standard will not impact our results of operations during 2002.

Impairment or Disposal of Long-Lived Assets.    During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. We adopted this standard on January 1, 2002.

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

  •
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
  •
  the effect of economic conditions and interest rate changes on the economy on a national, regional or international basis and the impact thereof on our businesses;
  •
  the effects of a decline in travel, due to political instability, adverse economic conditions or otherwise, on our travel related businesses;

  •
  the effects of changes in current interest rates, particularly on our real estate franchise and mortgage businesses;
  •
  the resolution or outcome of our unresolved pending litigation relating to the previously announced accounting irregularities and other related litigation;
  •
  our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;
  •
  competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;
  •
  failure to reduce quickly our substantial technology costs in response to a reduction in revenue, particularly in our computer reservations and global distribution systems businesses;
  •
  our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster;
  •
  our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, including the acquisitions of Trendwest Resorts, Inc., NRT Incorporated, Galileo International, Inc. and Cheap Tickets, Inc., the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;
  •
  our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;
  •
  competitive and pricing pressures in the vacation ownership and travel industries, including the car rental industry;
  •
  changes in the vehicle manufacturer repurchase arrangements in our Avis car rental business in the event that used vehicle values decrease and
  •
  changes in laws and regulations, including changes in accounting standards and privacy policy regulation.

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

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market-making, or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 23—Financial Instruments to our Consolidated Financial Statements.

Our principal market exposures are interest and foreign currency rate risks.

  •
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
  •
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

We used December 31, 2001, 2000 and 1999 market rates on our instruments to perform the sensitivity analyses separately for each of our market risk exposures—interest and currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

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
James E. Buckman Vice Chairman and General Counsel Date: August 14, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY R. SILVERMAN (Henry R. Silverman)	Chairman of the Board, President, Chief Executive Officer and Director	August 14, 2002
/s/ JAMES E. BUCKMAN (James E. Buckman)	Vice Chairman, General Counsel and Director	August 14, 2002
/s/ STEPHEN P. HOLMES (Stephen P. Holmes)	Vice Chairman and Director	August 14, 2002
/s/ KEVIN M. SHEEHAN (Kevin M. Sheehan)	Senior Executive Vice President and Chief Financial Officer	August 14, 2002
/s/ TOBIA IPPOLITO (Tobia Ippolito)	Executive Vice President and Chief Accounting Officer	August 14, 2002
/s/ MYRA J. BIBLOWIT (Myra J. Biblowit)	Director	August 14, 2002
/s/ THE HONORABLE WILLIAM S. COHEN (The Honorable William S. Cohen)	Director	August 14, 2002
(Leonard S. Coleman)	Director	August 14, 2002
/s/ MARTIN L. EDELMAN (Martin L. Edelman)	Director	August 14, 2002
/s/ DR. JOHN C. MALONE (Dr. John C. Malone)	Director	August 14, 2002

/s/ CHERYL D. MILLS (Cheryl D. Mills)	Director	August 14, 2002
/s/ BRIAN MULRONEY (The Rt. Hon. Brian Mulroney, P.C., L.L.D.)	Director	August 14, 2002
/s/ ROBERT E. NEDERLANDER (Robert E. Nederlander)	Director	August 14, 2002
/s/ ROBERT W. PITTMAN (Robert W. Pittman)	Director	August 14, 2002
/s/ SHELI Z. ROSENBERG (Sheli Z. Rosenberg)	Director	August 14, 2002
/s/ ROBERT F. SMITH (Robert F. Smith)	Director	August 14, 2002

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

As discussed in Note 1 to the consolidated financial statements, in 2001, the Company modified the accounting treatment relating to securitization transactions and the accounting for derivative instruments and hedging activities. Also, as discussed in Note 1, in 2000, the Company revised certain revenue recognition policies.

As discussed in Notes 1 and 5 to the consolidated financial statements, in connection with the disposition of the Company's National Car Parks subsidiary ("NCP") in May 2002, the account balances and activities of NCP have been segregated and reported as a discontinued operation for all periods presented.

/s/ Deloitte & Touche LLP
New York, New York
February 7, 2002
(April 1, 2002 as to the subsequent events described in Note 28)
(August 12, 2002 as to the effects of the discontinued
        operation described in Notes 1 and 5 and as to the
        pro forma effect of the non-amortization of goodwill described in Note 1)

Cendant Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2001	2000	1999
Revenues
Service fees and membership-related, net	$5,434	$4,191	$4,831
Vehicle-related	3,134	11	758
Other	45	118	166

Net revenues	8,613	4,320	5,755

Expenses
Operating	2,658	1,176	1,572
Vehicle depreciation, lease charges and interest, net	1,789	—	674
Marketing and reservation	1,114	896	1,009
General and administrative	965	663	706
Non-vehicle depreciation and amortization	477	321	338
Other charges:
Restructuring and other unusual charges	379	109	117
Acquisition and integration related costs	112	—	—
Mortgage servicing rights impairment	94	—	—
Litigation settlement and related costs, net	86	2	2,915
Non-vehicle interest (net of interest income of $91, $73 and $38)	252	152	201

Total expenses	7,926	3,319	7,532

Net gain (loss) on dispositions of businesses and impairment of investments	(24)	(8)	1,109

Income (loss) before income taxes, minority interest and equity in Homestore.com	663	993	(668)
Provision (benefit) for income taxes	220	341	(422)
Minority interest, net of tax	24	83	61
Losses related to equity in Homestore.com, net of tax	77	—	—

Income (loss) from continuing operations	342	569	(307)
Income from discontinued operations, net of tax	81	91	78
Gain on disposal of discontinued operations, net of tax	—	—	174

Income (loss) before extraordinary loss and cumulative effect of accounting changes	423	660	(55)
Extraordinary loss, net of tax	—	(2)	—

Income (loss) before cumulative effect of accounting changes	423	658	(55)
Cumulative effect of accounting changes, net of tax	(38)	(56)	—

Net income (loss)	$385	$602	$(55)

CD common stock income (loss) per share
Basic
Income (loss) from continuing operations	$0.37	$0.79	$(0.41)
Net income (loss)	0.42	0.84	(0.07)
Diluted
Income (loss) from continuing operations	$0.36	$0.77	$(0.41)
Net income (loss)	0.41	0.81	(0.07)

See Notes to Consolidated Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$1,942	$856
Receivables (net of allowance for doubtful accounts of $104 and $74)	1,313	746
Stockholder litigation settlement trust	1,410	—
Deferred income taxes	697	174
Assets of discontinued operations	1,310	1,401
Other current assets	1,045	756

Total current assets	7,717	3,933
Property and equipment, net	1,394	735
Stockholder litigation settlement trust	—	350
Deferred income taxes	771	1,191
Franchise agreements (net of accumulated amortization of $322 and $264)	1,656	1,462
Goodwill (net of accumulated amortization of $483 and $341)	7,360	2,524
Other intangibles, net	1,210	647
Other noncurrent assets	1,568	1,450

Total assets exclusive of assets under programs	21,676	12,292

Assets under management and mortgage programs:
Mortgage loans held for sale	1,244	879
Relocation receivables	292	329
Vehicle-related, net	8,073	—
Timeshare receivables	222	—
Mortgage servicing rights, net	2,037	1,653

	11,868	2,861

Total assets	$33,544	$15,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,468	$1,350
Current portion of long-term debt	401	—
Stockholder litigation settlement	2,850	—
Liabilities of discontinued operations	172	176
Deferred income	900	1,007

Total current liabilities	7,791	2,533
Long-term debt, excluding Upper DECS	5,731	1,948
Upper DECS	863	—
Stockholder litigation settlement	—	2,850
Deferred income	297	411
Other noncurrent liabilities	525	63

Total liabilities exclusive of liabilities under programs	15,207	7,805

Liabilities under management and mortgage programs:
Debt	9,844	2,040
Deferred income taxes	1,050	476

	10,894	2,516

Mandatorily redeemable preferred interest in a subsidiary	375	375

Mandatorily redeemable preferred securities issued by subsidiary holding solely senior debentures issued by the Company	—	1,683

Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	—	—
CD common stock, $.01 par value—authorized 2 billion shares; issued 1,166,492,626 and 914,655,918 shares	11	9
Move.com common stock, $.01 par value—authorized 500 million shares; issued and outstanding none and 2,181,586 shares; notional issued shares with respect to Cendant Group's retained interest 22,500,000	—	—
Additional paid-in capital	8,676	4,540
Retained earnings	2,412	2,027
Accumulated other comprehensive loss	(264)	(234)
CD treasury stock, at cost—188,784,284 and 178,949,432 shares	(3,767)	(3,568)

Total stockholders' equity	7,068	2,774

Total liabilities and stockholders' equity	$33,544	$15,153

See Notes to Consolidated Financial Statements.

Cendant Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2001	2000	1999
Operating Activities
Net income (loss)	$385	$602	$(55)
Adjustments to arrive at income (loss) from continuing operations	(43)	(33)	(252)

Income (loss) from continuing operations	342	569	(307)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Non-vehicle depreciation and amortization	477	321	338
Non-cash portion of other charges	298	24	2,869
Net loss (gain) on dispositions of businesses and impairment of investments	24	8	(1,109)
Proceeds from sales of trading securities	110	—	180
Purchases of trading securities	—	—	(147)
Deferred income taxes	394	25	260
Net change in operating assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	10	198	(214)
Income taxes	(177)	319	(702)
Accounts payable and other current liabilities	232	(213)	38
Deferred income	(162)	(79)	(83)
Other, net	(150)	(221)	(181)

Net cash provided by operating activities exclusive of management and mortgage programs	1,398	951	942

Management and mortgage programs:
Depreciation and amortization	1,659	153	698
Origination of mortgage loans	(40,963)	(24,196)	(25,025)
Proceeds on sale of and payments from mortgage loans held for sale	40,643	24,428	26,328

	1,339	385	2,001

Net cash provided by operating activities	2,737	1,336	2,943

Investing Activities
Property and equipment additions	(329)	(192)	(239)
Funding of stockholder litigation settlement trust	(1,060)	(350)	—
Proceeds from sales of available-for-sale securities	36	379	741
Purchases of available-for-sale securities	(35)	(441)	(672)
Purchases of non-marketable securities	(101)	(90)	(18)
Net assets acquired (net of cash acquired of $308 in 2001) and acquisition-related payments	(2,757)	(106)	(205)
Net proceeds from dispositions of businesses	109	4	3,509
Other, net	(69)	(24)	8

Net cash provided by (used in) investing activities exclusive of management and mortgage programs	(4,206)	(820)	3,124

Management and mortgage programs:
Investment in vehicles	(14,906)	—	(2,378)
Payments received on investment in vehicles	13,324	—	1,604
Origination of timeshare receivables	(497)	—	—
Principal collection of timeshare receivables	538	—	—
Equity advances on homes under management	(6,306)	(7,637)	(7,608)
Repayment on advances on homes under management	6,340	8,009	7,688
Net additions to mortgage servicing rights and related hedges	(752)	(778)	(727)
Proceeds from sales of mortgage servicing rights	58	84	156

	(2,201)	(322)	(1,265)

Net cash provided by (used in) investing activities	(6,407)	(1,142)	1,859

Financing Activities
Proceeds from borrowings	5,608	—	1,719
Principal payments on borrowings	(2,213)	(897)	(2,213)
Issuances of common stock	877	603	127
Repurchases of common stock	(254)	(381)	(2,863)
Proceeds from mandatorily redeemable preferred interest in a subsidiary	—	375	—
Proceeds from mandatorily redeemable preferred securities issued by subsidiary holding solely senior debentures issued by the Company	—	91	—
Other, net	(153)	—	—

Net cash provided by (used in) financing activities exclusive of management and mortgage programs	3,865	(209)	(3,230)

Management and mortgage programs:
Proceeds from borrowings	9,460	4,133	5,263
Principal payments on borrowings	(8,798)	(5,320)	(7,838)
Net change in short-term borrowings	116	913	(2,000)
Proceeds received for debt repayment in connection with disposal of fleet businesses	—	—	3,017

	778	(274)	(1,558)

Net cash provided by (used in) financing activities	4,643	(483)	(4,788)

Effect of changes in exchange rates on cash and cash equivalents	(8)	(6)	36
Cash provided by discontinued operations	121	89	79

Net increase (decrease) in cash and cash equivalents	1,086	(206)	129
Cash and cash equivalents, beginning of period	856	1,062	933

Cash and cash equivalents, end of period	$1,942	$856	$1,062

Supplemental Disclosure of Cash Flow Information
Interest payments	$609	$263	$450
Income tax payments (refunds), net	$40	$(73)	$(46)

See Notes to Consolidated Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Treasury Stock
			Additional Paid-in Capital	Retained Earnings				Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 1999	861	$9	$3,863	$1,480	$(49)	(27)	$(467)	$4,836
Comprehensive loss:
Net loss	—	—	—	(55)	—	—	—
Currency translation adjustment	—	—	—	—	(69)	—	—
Unrealized gain on available-for-sale securities, net of tax of $22	—	—	—	—	37	—	—
Reclassification adjustments, net of tax of $13	—	—	—	—	39	—	—
Total comprehensive loss								(48)
Exercise of stock options	9	—	81	—	—	4	42	123
Tax benefit from exercise of stock options	—	—	52	—	—	—	—	52
Repurchases of CD common stock	—	—	—	—	—	(141)	(2,863)	(2,863)
Modifications of stock option plans due to dispositions of businesses	—	—	83	—	—	—	—	83
Rights issuable	—	—	22	—	—	—	—	22
Other	—	—	1	—	—	—	—	1

Balance at December 31, 1999	870	9	4,102	1,425	(42)	(164)	(3,288)	2,206
Comprehensive income:
Net income	—	—	—	602	—	—	—
Currency translation adjustment	—	—	—	—	(107)	—	—
Unrealized loss on available-for-sale securities, net of tax of ($40)	—	—	—	—	(65)	—	—
Reclassification adjustments, net of tax of ($12)	—	—	—	—	(20)	—	—
Total comprehensive income								410
Issuances of CD common stock	28	—	476	—	—	—	—	476
Issuances of Move.com common stock	4	—	93	—	—	—	—	93
Exercise of stock options	17	—	56	—	—	2	26	82
Tax benefit from exercise of stock options	—	—	66	—	—	—	—	66
Repurchases of CD common stock	—	—	—	—	—	(17)	(306)	(306)
Repurchases of Move.com common stock	(2)	—	(100)	—	—	—	—	(100)
Mandatorily redeemable preferred securities issue by subsidiary holding solely senior debentures issued by the Company	—	—	(108)	—	—	—	—	(108)
Rights issuable	—	—	(41)	—	—	—	—	(41)
Other	—	—	(4)	—	—	—	—	(4)

Balance at December 31, 2000	917	$9	$4,540	$2,027	$(234)	(179)	$(3,568)	$2,774

	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
			Additional Paid-in Capital	Retained Earnings				Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2001	917	$9	$4,540	$2,027	$(234)	(179)	$(3,568)	$2,774
Comprehensive income:
Net income	—	—	—	385	—	—	—
Currency translation adjustment	—	—	—	—	(65)	—	—
Unrealized losses on cash flow hedges, net of tax of $22	—	—	—	—	(33)	—	—
Minimum pension liability adjustment	—	—	—	—	(21)	—	—
Unrealized gain on available-for-sale securities, net of tax of $21	—	—	—	—	33	—	—
Reclassification adjustments,net of tax of $29	—	—	—	—	56	—	—
Total comprehensive income								355
Issuances of CD common stock	108	1	2,342	—	—	—	—	2,343
Exercise of stock options	26	—	237	—	—	2	27	264
Tax benefit from exercise of stock options	—	—	59	—	—	—	—	59
Repurchases of CD common stock	—	—	—	—	—	(12)	(226)	(226)
Repurchases of Move.com common stock	(2)	—	(75)	—	—	—	—	(75)
Present value of forward purchase contract distributions and related costs	—	—	(48)	—	—	—	—	(48)
Modifications to stock options	—	—	25	—	—	—	—	25
Issuance of CD common stock and conversion of stock options for acquisitions	117	1	1,604	—	—	—	—	1,605
Other	—	—	(8)	—	—	—	—	(8)

Balance at December 31, 2001	1,166	$11	$8,676	$2,412	$(264)	(189)	$(3,767)	$7,068

See Notes to Consolidated Financial Statements.

Cendant Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.    Summary of Significant Accounting Policies

  Basis of Presentation

  Cendant Corporation is a global provider of a wide range of complementary consumer and business services. The Consolidated Financial Statements include the accounts of Cendant Corporation and its subsidiaries (collectively, "the Company"). The Consolidated Financial Statements also include affiliates that the Company directly or indirectly controls. In determining whether the Company directly or indirectly controls affiliates, consideration is given to various factors, including common stock ownership, possession of securities convertible into common stock and the related conversion terms, voting rights, representation on the board of directors, rights or obligations to purchase additional ownership interests as well as the existence of contracts or agreements that provide control features.

  For those affiliates that the Company does not have the ability to control the operating and financial policies thereof, the investments are classified as available-for-sale debt securities or accounted for using the equity or cost method, as appropriate. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." In determining whether the Company has the ability to exercise significant influence, consideration is given to various factors including the nature and significance of the investment, the capitalization structure of the investee, representation on the board of directors, voting rights, veto rights and other protective and participating rights held by investors and contractual arrangements.

  Additionally, the Company applies generally accepted accounting principles and interpretations when evaluating whether it should consolidate securitization entities. Typically, if the Company does not retain both control of the assets transferred to the securitization entities, as well as the risks and rewards of those assets, the Company will not consolidate such entities. In determining whether the securitization entity should be consolidated, the Company considers whether the entity is a qualifying special purpose entity, as defined by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125."

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

  On May 22, 2002, the Company sold its car parking facility business, the National Car Parks Subsidiary ("NCP"). In connection with the disposition, the account balances and activities of NCP have been segregated and reported as a discontinued operation for all periods presented (see Note 5—Discontinued Operations).

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

    •
    All derivatives are recorded at fair value either as assets or liabilities.

    •
    Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in earnings and included either as a component of net revenues or net non-vehicle interest expense, based upon the nature of the hedged item, in the Consolidated Statement of Operations.

    •
    Changes in fair value of the hedged item in a fair value hedge are recorded as an adjustment to the carrying amount of the hedged item and recognized currently in earnings as a component of net revenues or net non-vehicle interest expense, based upon the nature of the hedged item, in the Consolidated Statement of Operations.

    •
    The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported currently in earnings as a component of net revenues or net non-vehicle interest expense, based upon the nature of the hedged item.

    •
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

  A mortgage servicing right ("MSR") is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified servicing activities. The total cost of loans originated or acquired is allocated between the MSR and the mortgage loan, without the servicing rights, based on relative fair values. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies. MSRs are initially recorded at relative fair value and subsequently amortized over the estimated life of the related loan portfolio in proportion to projected net servicing revenues. Such amortization, which is recorded as a reduction of net servicing revenue in the Consolidated Statements of Operations, was $237 million, $153 million and $118 million during 2001, 2000 and 1999, respectively. For purposes of performing its impairment evaluation, the Company stratifies its portfolio on the basis of interest rates of the underlying mortgage loans. The Company measures impairment for each stratum by comparing estimated fair value to the carrying amount. Fair value is estimated based on expected cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. Temporary impairment is recorded through a valuation allowance in the period of occurrence. During 2001, the Company recorded net aggregate write-downs of $144 million through a valuation allowance (net of qualifying hedging gains). Approximately $50 million of this write-down was related to changes in estimates of interest rates in the ordinary course of business, which were the direct result of the continued lowering of interest rates that occurred during 2001 prior to the September 11th terrorist attacks. These rate reductions caused a decline in the value of the mortgage servicing rights portfolio, hence requiring the write-down. The remaining $94 million of aggregate write-down was directly related to interest rate reductions subsequent to the September 11th terrorist attacks, whereby the Federal Reserve reduced the Federal Funds Rate by 50 basis points twice within a 14-day period following the terrorist attacks and the U.S. Treasury Department announced thereafter the discontinuance of new sales of the 30-year treasury bond. The reductions in the Federal Funds Rate, which occurred between September 17th and December 11th of 2001, resulted in a 50% reduction to such rate which has never occurred over such a short period in the history of the Federal Funds Rate. The series of these actions resulted in a reduction of mortgage rates to a 30-year low during fourth quarter 2001, according to the Freddie Mac Home Loan Index. Such reductions resulted in increases to the Company's forecasted loan prepayment speeds, which negatively impacted the carrying value of the mortgage servicing rights asset, hence requiring a write-down of $94 million.

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

  Timeshare Exchange.    Timeshare exchange revenue principally consists of exchange fees and subscription revenue. Exchange fees are recognized as revenue when the exchange request has been confirmed to the subscribing members. Subscription revenue represents the fees from subscribing members. As of January 1, 2000, the Company recognized subscription revenue on a straight-line basis over the subscription period during which delivery of publications and other services are provided to the subscribing members. Costs to procure the subscriptions are expensed as incurred. Prior to January 1, 2000, refundable subscription revenue was recognized over the subscription period, except for the portion that was equal to procurement costs, which was recognized upon initiation of a subscription.

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

  Subsequent to the preliminary construction phase and upon assurance that the property will not revert to a rental property, the Company recognizes revenues using the percentage-of-completion method of accounting as inventory is purchased. The preliminary stage is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory and certain sales and marketing costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenue and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred. Revenue recognition commences once the statutory recission period has expired and 10% of the contract price has been received. Until a contract for sale qualifies for revenue recognition, all payments received are accounted for as deposits. Commissions and other direct costs are deferred until the sale is recorded. If a contract is cancelled before qualifying as a sale, non-recoverable expenses are charged to the current period and deposits forfeited are credited to income.

  Car Rental.    Revenue is recognized over the period the vehicle is rented.

  Fleet Leasing.    The Company leases its vehicles under three standard arrangements: open-end operating leases, closed-end operating leases or open-end finance leases (direct financing leases). Each lease is either classified as an operating lease or a direct financing lease, as appropriate. The lease term under the open-end lease agreement provides for a minimum lease term of twelve months and after the minimum term, the lease may be continued at the lessee's election for successive monthly renewals. For operating leases, lease revenues, which contain a depreciation component, an interest component and a management fee component, are recognized based on the lease term of the vehicle, which generally ranges from 48 to 72 months. For direct financing leases, lease revenue contains an interest component, which is recognized using an interest method based on the lease term of the vehicle, which generally ranges from 48 to 72 months. Amounts charged to the lessees for interest are determined in accordance with the pricing supplement to the respective lease agreement and are generally calculated on a floating rate basis and can vary month to month in accordance with changes in the floating rate index. Amounts charged to lessees for interest may also be based on a fixed rate that would remain constant for the life of the lease. Amounts charged to the lessees for depreciation are based on the straight-line depreciation of the vehicle over its expected lease term. Management fees are recognized on a straight-line basis over the life of the lease. Revenue for other services is recognized when such services are provided to the lessee.

  Travel Distribution.    Revenues generated from fees charged to airline, car rental, hotel and other travel suppliers for bookings made through the Company's computerized reservation system are recognized at the time the reservation is made for air bookings, at the time of pick-up for car bookings and at the time of check-out for hotel bookings.

  Individual Membership.    In July 2001, the Company outsourced its individual membership business to Trilegiant Corporation (see Note 25—Related Party Transactions for a detailed description of this transaction). Prior to this transaction, the Company generally recognized membership revenue upon the expiration of the membership period, as memberships are generally cancelable for a full refund of the membership fee during the entire membership period, which is generally one year. Revenues generated from certain memberships, which were subject to a pro rata refund were recognized ratably over the membership period. Subsequent to the outsourcing of the individual membership business, the Company continued to recognize revenue in the same manner for its members that existed as of the transaction date. Royalties pursuant to the outsourcing agreement are calculated based upon Trilegiant revenues, which are recognized on a basis consistent with the Company.

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

  Vehicle Depreciation, Lease Charges and Interest, net

  Vehicles are stated at cost, net of accumulated depreciation. Rental vehicles are depreciated on a straight-line basis at rates ranging from 11% to 28% per annum based on manufacturer repurchase programs. Such depreciation rates are based on the contracted residual values which are guaranteed to be paid for the vehicles when returned to the manufacturers and are a function of the number of months between the original purchase date of the vehicle and the sale date of the vehicle back to the manufacturers as determined by the Company. Leased vehicles are depreciated on a straight-line basis over their estimated useful lives, ranging from 3 to 6 years. Gains or losses on the sale of vehicles are reflected as an adjustment to depreciation. Interest expense directly associated with the funding of vehicles was $329 million and $90 million during 2001 and 1999, respectively, and recorded as a component of vehicle depreciation, lease charges and interest, net on the Consolidated Statements of Operations. Such interest expense is net of vehicle interest income of $11 million and $1 million in 2001 and 1999, respectively.

  Advertising Expenses

  Advertising costs, including direct response advertising related to membership and timeshare sales programs, are generally expensed in the period incurred. Advertising expenses in 2001, 2000 and 1999 were $632 million, $549 million and $582 million, respectively.

  Stock-Based Compensation

  The Company utilizes the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans to employees.

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

  Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets.    On January 1, 2001, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets." Prior to the adoption of EITF Issue No. 99-20, the Company accounted for impairment of beneficial interests in securitizations in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and EITF Issue No. 93-18, "Recognition of Impairment for an Investment in a Collateralized Mortgage Obligation Instrument or in a Mortgage-Backed Interest-Only Certificate." EITF Issue No. 99-20 modified the accounting for interest income and impairment of beneficial interests in securitization transactions, whereby beneficial interests determined to have an other-than-temporary impairment are required to be written down to fair value. The adoption of EITF Issue No. 99-20 resulted in the recognition of a non-cash charge of $46 million ($27 million, after tax) during first quarter 2001 to account for the cumulative effect of the accounting change.

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

  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.    On December 31, 2000, the Company adopted the disclosure requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125." On April 1, 2001, the Company adopted the remaining provisions of this standard, as required. SFAS No. 140 revised the criteria for accounting for securitizations, other financial asset transfers and collateral and introduced new disclosures, but otherwise carried forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendment. The impact of adopting the remaining provisions of this standard was not material to the Company's financial position or results of operations.

  Revenue Recognition.    On January 1, 2000, the Company revised its revenue recognition policies regarding the recognition of non-refundable one-time fees and the recognition of pro rata refundable subscription revenue as a result of the adoption of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The Company previously recognized non-refundable one-time fees at the time of contract execution and cash receipt. This policy was changed to the recognition of non-refundable one time fees on a straight-line basis over the life of the underlying contracts. The Company previously recognized pro rata refundable subscription revenue equal to procurement costs upon initiation of a subscription period. (See "Revenue Recognition—Timeshare Exchange" for a more detailed description of this revenue recognition policy). This change in accounting policy resulted in a non-cash charge of approximately $89 million ($56 million, after tax) on January 1, 2000 to account for the cumulative effect of the accounting change.

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

  Had the Company applied the non-amortization provisions of SFAS No. 142, net income and per share data for CD common stock would have been as follows:

	Year Ended December 31,
	2001	2000	1999
Reported net income	$385	$602	$(55)
Add back: Goodwill amortization, net of tax	145	67	74
Add back: Trademark amortization, net of tax	9	9	9

Pro forma net income	$539	$678	$28

Net income per share:
Basic
Reported net income	$0.42	$0.84	$(0.07)
Add back: Goodwill amortization, net of tax	0.17	0.09	0.10
Add back: Trademark amortization, net of tax	0.01	0.01	0.01

Pro forma net income	$0.60	$0.94	$0.04

Diluted
Reported net income	$0.41	$0.81	$(0.07)
Add back: Goodwill amortization, net of tax	0.16	0.09	0.10
Add back: Trademark amortization, net of tax	0.01	0.01	0.01

Pro forma net income	$0.58	$0.91	$0.04

  Impairment or Disposal of Long-Lived Assets.    During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. The Company adopted this standard on January 1, 2002.

F-17

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

  Income (loss) per common share from continuing operations for each class of common stock was computed as follows:

	Year Ended December 31,
	2001	2000	1999
CD Common Stock
Income (loss) from continuing operations:
Cendant Group	$87	$631	$(293)
Cendant Group's retained interest in Move.com Group	238	(56)	(14)

Income (loss) from continuing operations for basic EPS	325	575	(307)
Convertible debt interest, net of tax	11	11	—
Adjustment to Cendant Group's retained interest in Move.com Group(a)	(3)	—	—

Income (loss) from continuing operations for diluted EPS	$333	$586	$(307)

Weighted average shares outstanding:
Basic	869	724	751
Stock options, warrants and non-vested shares	30	20	—
Convertible debt	18	18	—

Diluted	917	762	751

Income (loss) per share:
Basic
Income (loss) from continuing operations	$0.37	$0.79	$(0.41)
Income from discontinued operations	0.10	0.13	0.11
Gain on disposal of discontinued operations	—	—	0.23
Cumulative effect of accounting changes	(0.05)	(0.08)	—

Net income (loss)	$0.42	$0.84	$(0.07)

Diluted
Income (loss) from continuing operations	$0.36	$0.77	$(0.41)
Income from discontinued operations	0.09	0.12	0.11
Gain on disposal of discontinued operations	—	—	0.23
Cumulative effect of accounting changes	(0.04)	(0.08)	—

Net income (loss)	$0.41	$0.81	$(0.07)

(a)
Represents the change in Cendant Group's retained interest in Move.com Group due to the dilutive impact of Move.com common stock options.

	Year Ended December 31,
	2001	2000
Move.com Common Stock
Income (loss) from continuing operations:
Move.com Group	$255	$(62)
Less: Cendant Group's retained interest in Move.com Group	238	(56)

Income (loss) from continuing operations for basic EPS	17	(6)
Adjustment to Cendant Group's retained interest in Move.com Group(a)	3	—

Income (loss) from continuing operations for diluted EPS	$20	$(6)

Weighted average shares outstanding:
Basic and Diluted	2	3

Income (loss) per share:
Basic
Income (loss) from continuing operations	$9.94	$(1.76)
Cumulative effect of accounting changes	(0.07)	—

Net income (loss)	$9.87	$(1.76)

Diluted
Income (loss) from continuing operations	$9.81	$(1.76)
Cumulative effect of accounting changes	(0.07)	—

Net income (loss)	$9.74	$(1.76)

(a)
Represents the change in Cendant Group's retained interest in Move.com Group due to the dilutive impact of Move.com common stock options.

  The following table summarizes the Company's outstanding common stock equivalents which were antidilutive and therefore excluded from the computation of diluted EPS:

	December 31,
	2001	2000	1999
CD Common Stock
Options(a)	98	110	183
Warrants(b)	2	2	2
Convertible debt	—	—	18
FELINE PRIDES	—	63	41
Upper DECS(c)	40	—	—
Move.com Common Stock
Options(d)	—	6	—

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

  The Company's contingently convertible debt securities, which provide for the potential issuance of approximately 138 million shares of CD common stock, were not included in the computation of diluted EPS for 2001 as the related contingency provisions were not satisfied during such period (see Note 15—Long-term Debt and Borrowing Arrangements for a detailed discussion of the contingency provisions).

3.    Acquisitions

  Avis Group Holdings, Inc.    On March 1, 2001, the Company acquired all of the outstanding shares of Avis Group Holdings, Inc. ("Avis"), one of the world's leading service and information providers for comprehensive automotive transportation and vehicle management solutions, for approximately $994 million. The allocation of the purchase price is summarized as follows:

Amount
Cash consideration	$937
Fair value of converted options	17
Transaction costs and expenses	40

Total purchase price	994
Book value of Cendant's existing net investment in Avis	409

Cendant's basis in Avis	1,403
Less: Historical value of liabilities assumed in excess of assets acquired	(207)
Less: Fair value adjustments*	(258)

Excess purchase price over fair value of assets acquired and liabilities assumed	$1,868

(*)
Primarily represents the establishment of liabilities associated with pre-acquisition contingencies and costs associated with exiting activities assumed as part of the acquisition, as well as fair value adjustments to long-term liabilities, offset, in part, by the allocation of the purchase price to identifiable intangible assets.

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

Amount
Cash consideration	$358
Issuance of CD common stock	1,482
Fair value of converted options	32
Transaction costs and expenses	36

Total purchase price	1,908
Less: Historical value of assets acquired in excess of liabilities assumed	253
Less: Fair value adjustments(*)	(471)

Excess purchase price over fair value of assets acquired and liabilities assumed	$2,126

(*)
Primarily represents deferred tax liabilities for book-tax basis differences, costs associated with exiting activities assumed as part of the acquisition and pre-acquisition contingencies, offset, in part, by the allocation of the purchase price to identifiable intangible assets.

  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Total current assets	$293
Property and equipment, net	330
Intangible assets	444
Goodwill	2,126
Other noncurrent assets	175

Total assets acquired	3,368

Total current liabilities	741
Long-term debt	453
Other noncurrent liabilities	266

Total liabilities assumed	1,460

Net assets acquired	$1,908

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

  Other.    The Company also completed the acquisitions of certain other businesses during 2001, 2000 and 1999 for approximately $241 million, $58 million and $46 million primarily in cash, respectively. These acquisitions were not significant on a pro forma basis.

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

  In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions and are subject to revision when appraisals have been finalized. Accordingly, revisions to the allocations, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations. The results of operations of these businesses have been included in the Company's Consolidated Statements of Operations since their respective dates of acquisition.

  Pro forma net revenues, income from continuing operations, net income and the related per share data would have been as follows had the acquisitions of Avis and Galileo occurred on January 1st of each period presented:

	Year Ended December 31,
	2001	2000
Net revenues	$10,520	$9,828
Income from continuing operations	560	1,001
Net income	596	1,034
CD common stock income per share:
Basic
Income from continuing operations	$0.55	$1.20
Net income	0.59	1.24
Diluted
Income from continuing operations	$0.53	$1.16
Net income	0.57	1.20

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

4.    Dispositions of Businesses and Impairment of Investments

  Dispositions of Businesses

  Homestore.com, Inc.    On February 16, 2001, the Company completed the sale of its real estate Internet portal, move.com, along with certain ancillary businesses to Homestore.com, Inc. ("Homestore") in exchange for approximately 21 million shares (representing a 20.2% ownership interest) of Homestore common stock, then-valued at $718 million. The Company accounts for its investment in Homestore on the equity method of accounting based upon its ability to influence Homestore, as evidenced by its ownership percentage of Homestore common stock, representation by Company management on the board of directors of Homestore and the existence of contractual agreements that were entered into as part of the sale our former Internet real estate portal, move.com. The Company's initial relationship originated on June 30, 1998 when it and RealSelect, the predecessor to Homestore, entered into a four year listing license agreement, whereby Cendant, among other things, licensed to RealSelect the exclusive rights to display the listings of the Century 21®, ERA® and Coldwell Banker® brands on the realtor.com website. The exclusive listing license was extended an additional forty (40) years as part of the October 26, 2000 Master Operating Agreement entered into between Cendant and Homestore. The operations of these businesses were not material to the Company's financial position, results of operations or cash flows. The Company recorded a gain of $548 million on the sale of these businesses, of which $436 million ($262 million, after tax) was recognized at the time of closing. The Company deferred $112 million of the gain, which represented the portion that was equivalent to its common equity ownership percentage in Homestore at the time of closing. The deferred gain was being recognized into income over five years as a component of equity in Homestore.com within the

  Consolidated Statement of Operations. During 2001, the Company recognized $35 million of this deferred gain. The difference between the value of the Company's investment in Homestore and the underlying equity in the net assets of Homestore was $431 million, which was also being amortized over five years as a component of equity in Homestore.com within the Consolidated Statement of Operations. Such difference was reduced by $135 million during 2001, of which $67 million represented amortization. The remaining $68 million primarily related to (i) the contribution of approximately 1.5 million shares of Homestore common stock to Trip Network, Inc. ("Trip Network"), formerly Travel Portal, Inc. and (ii) the distribution of 1.7 million shares of Homestore common stock to former Move.com common stockholders in exchange for then-outstanding shares of Move.com common stock (see Note 25—Related Party Transactions for a detailed discussion of the Company's relationship with Trip Network).

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

  Fleet Businesses.    During 1999, the Company sold its fleet businesses to Avis for aggregate consideration of $5.2 billion. Such consideration partially consisted of Avis' acquisition of the net assets of the fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt, approximately $400 million of intercompany payables and the issuance to the Company of $360 million of non-voting convertible preferred stock of Avis Fleet Leasing and Management Corporation, a wholly-owned subsidiary of Avis. Coincident with the closing of the transaction, Avis refinanced the assumed debt which was payable to the Company. Accordingly, the Company received additional consideration of $3.0 billion in cash and a $30 million receivable from Avis, which was repaid by Avis during 2000.

  The Company realized a net gain of $881 million ($866 million, after tax) on the sale of its fleet businesses, of which $715 million ($702 million, after tax) was recognized at the time of closing and $166 million ($164 million, after tax) was deferred at the date of disposition. The realized gain was net of approximately $90 million of transaction costs. The Company deferred the portion of the realized net gain equivalent to its common equity ownership percentage in Avis (18.9%) at the time of closing, which was included in deferred income in the Consolidated Balance Sheet at December 31, 2000. The deferred gain was being recognized into income over 40 years (from the date of sale through March 1, 2001, the date the Company acquired Avis), which was consistent with the period Avis was amortizing the goodwill generated from the transaction. During 2000, the Company recognized $35 million of the deferred gain due to the sale by Avis of its European vehicle management services business in 2000. During 1999, the Company recognized $9 million of the deferred gain due to the sale of a portion of the Company's equity ownership in Avis in 1999. On March 1, 2001, in connection with the Company's acquisition of Avis, the common and preferred stock held by the Company, which approximated $522 million, and the unamortized deferred gain, which approximated $113 million, were accounted for as components of Cendant's net investment in Avis aggregating $409 million (see Note 25—Related Party Transactions).

  Other.    During 2001 and 2000, the Company recorded net losses of $19 million and $43 million related to the disposition of certain non-strategic businesses. The Company also reviewed its other investments during 2001 and determined that other-than-temporary impairments had occurred for certain of these investments and, as a result, recorded impairment charges of $34 million ($21 million, after tax) primarily related to a lodging and an Internet-related investment.

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

5.    Discontinued Operations

  As previously discussed in Note 1, on May 22, 2002, the Company sold NCP, a wholly-owned subsidiary within its Vehicle Services segment, for approximately $1.2 billion in cash. In connection with the sale, the Company will recognize a net loss of $256 million during second quarter 2002. NCP operates off-street commercial parking facilities and manages on-street parking and related operations on behalf of town and city administration in England. Pursuant to SFAS No. 144, the account balances and activities of NCP have been segregated and reported as a discontinued operation for all periods presented.

  During 1999, the Company completed the sale of Cendant Software Corporation ("CSC"), which was classified as a discontinued operation during 1998, for net cash proceeds of $770 million.

  Summarized statement of operations data for the years ended December 31, consisted of:

	NCP			CSC
	2001	2000	1999	1999

Net revenues	$337	$339	$321	$—

Income from discontinued operations:
Income before income taxes and minority interest	$96	$113	$94	$—
Provision for income taxes	15	21	16	—
Minority interest	—	1	—	—

Income from discontinued operations, net of tax	$81	$91	$78	$—

Gain on disposal of discontinued operations:
Gain on disposal of discontinued operations	$—	$—	$—	$299
Provision for income taxes	—	—	—	125

Gain on disposal of discontinued operations, net of tax	$—	$—	$—	$174

  Summarized balance sheet data as of December 31, consisted of:

	NCP
	2001	2000

Assets of discontinued operations:
Current assets	$85	$139
Property and equipment	599	610
Goodwill	618	652
Other assets	8	—

Total assets of discontinued operations	$1,310	$1,401

Liabilities of discontinued operations:
Current liabilities	$69	$79

Other liabilities	103	97

Total liabilities of discontinued operations	$172	$176

6.    Franchising and Marketing/Reservation Activities

  Franchising revenues received from lodging properties, car rental locations, tax preparation offices and real estate brokerage offices were $787 million, $857 million and $839 million for 2001, 2000 and 1999, respectively. Such amounts include initial franchise fees of $24 million, $31 million and $37 million for 2001, 2000 and 1999, respectively.

  The number of Company-owned and franchised outlets in operation as of December 31, are as follows:

	2001	2000	1999
Lodging properties	6,624	6,456	6,315
Car rental locations	1,714	1,745	1,642
Tax preparation offices	4,013	3,365	2,845
Real estate brokerage offices	12,361	12,169	11,917

  The balance at December 31, 2001 for car rental locations includes 867 Company-owned locations as a result of the March 1, 2001 acquisition of Avis. The increases and decreases in the number of outlets in operation for the Company's lodging properties, tax preparation offices and real estate brokerage offices during 2001, 2000 and 1999 were not material.

  The Company also receives marketing and reservation fees primarily from its lodging and real estate franchisees, which are calculated based on a specified percentage of gross room revenues or based on a specified percentage of gross closed commissions earned on the sale of real estate, subject to certain minimum and maximum payments. Such fees totaled $222 million, $290 million and $280 million during 2001, 2000 and 1999, respectively, and were included within service fees and membership-related revenues on the Consolidated Statements of Operations. During 2001, 2000 and 1999, these fees were net of annual rebates of $55 million, $45 million and $43 million, respectively. As provided for in the franchise agreements and generally at the Company's discretion, all of these fees are to be expended for marketing purposes and the operation of a centralized brand-specific reservation system for the respective franchisees and are controlled by the Company until disbursement.

  In connection with ongoing fees the Company receives from its franchises pursuant to the franchise agreements, the Company is required to provide certain services, such as training, marketing and the operation of reservation systems.

7.    Other Charges

  Restructuring and Other Unusual Charges

  2001 Restructuring Charge.    As a result of changes in business and consumer behavior following the September 11th terrorist attacks, the Company's management formally committed to various strategic initiatives during fourth quarter 2001, which were generally aimed at aligning cost structures in the Company's underlying businesses in response to anticipated levels of volume. The major areas of cost reductions include call center operations, field locations for car rental operations and back office support functions. To achieve these reductions, the Company will redirect call traffic, consolidate processes, reduce staffing levels and close offices. Accordingly, the Company incurred restructuring charges of $110 million, of which $21 million were non-cash ($40 million, $30 million, $22 million, $8 million, $7 million and $3 million of charges were recorded within Hospitality, Real Estate

  Services, Corporate and Other, Financial Services, Vehicles Services and Travel Distribution, respectively). The Company anticipates that these initiatives will be completed by the end of fourth quarter 2002. Liabilities associated with these initiatives are classified as a component of accounts payable and other current liabilities. The initial recognition of the charge and the corresponding utilization from inception are summarized by category as follows:

	2001 Restructuring Charge	Cash Payments	Other Reductions	Balance at December 31, 2001
Personnel related	$68	$11	$5	$52
Asset impairments and contract terminations	17	3	10	4
Facility related	25	1	—	24

Total	$110	$15	$15	$80

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

  2001 Unusual Charges.    During 2001, the Company also incurred unusual charges totaling $273 million, of which $76 million were non-cash. Such charges primarily consisted of (i) $95 million related to the funding of an irrevocable contribution to the Real Estate Technology Trust, an independent technology trust responsible for providing technology initiatives for the benefit of the Company's current and future real estate franchisees, (ii) $85 million related to the funding of Trip Network (see Note 25—Related Party Transactions for a detailed description of this charge), (iii) $41 million related to the rationalization of the Avis fleet (reflecting charges related to the reduction in the fleet, representing the difference between the carrying amount of the vehicles and the fair value of the vehicles less costs to sell, as well as corresponding personnel reductions), in response to the September 11th terrorist attacks as a result of anticipated reduction in the volume of business (iv) $8 million related to the abandonment of financial software projects due to the Company's decision to forego their implementation as a result of anticipated reduction in the volume of business in its rental car, travel distribution and timeshare businesses resulting from the September 11th terrorist attacks and (v) $7 million related to the contribution of $1.5 million in cash and stock in a publicly traded company valued at $5.5 million (based upon its then-current fair value) to the Cendant Charitable Foundation, which the Company established in September 2000 to serve as a vehicle for making charitable contributions to worthy charitable causes that are of particular interest to the Company's employees, customers and franchisees. The foundation is controlled by its Board of Directors, which as of December 31, 2001, was comprised of eight persons, all of whom are either the Company's employees or employees of the Company's affiliates. Although the Company may make contributions to the foundation from time to time, the Company is under no obligation or otherwise committed to do so. The Real Estate Technology Trust noted above is governed by trustees, none of whom are employees or affiliates of the Company. Furthermore, as of December 31, 2001, the Company had made cumulative contributions totaling $120 million but has no on-going requirement to fund this independent trust.

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

	2000 Restructuring Charge	Cash Payments	Other Reductions	Balance at December 31, 2000	Cash Payments	Other Reductions	Balance at December 31, 2001
Personnel related	$25	$18	$1	$6	$4	$2	$—
Asset impairments and contract terminations	26	1	25	—	—	—	—
Facility related	9	2	1	6	4	2	—

Total	$60	$21	$27	$12	$8	$4	$—

  Personnel related costs primarily included severance resulting from the consolidation of business operations and certain corporate functions. The Company formally communicated the termination of employment to approximately 970 employees, representing a wide range of employee groups, all of whom were terminated by March 31, 2001. Asset impairments of $25 million and contract terminations of $1 million were incurred in connection with the exit of the Company's timeshare software development business. Facility related costs consisted of facility closures and lease obligations also resulting from the consolidation of business operations.

  2000 Unusual Charges.    During 2000, the Company also incurred unusual charges totaling $49 million. Such charges primarily included (i) $21 million of costs to fund an irrevocable contribution to the Hospitality Technology Trust, an independent technology trust responsible for completing the transition of the Company's lodging franchisees to a common property management system, (ii) $11 million of executive termination costs, (iii) $7 million of costs primarily related to the abandonment of certain computer system applications, (iv) $3 million of costs related to stock option contract modifications and (v) $3 million of costs for the postponement of the initial public offering of Move.com common stock. The Hospitality Technology Trust noted above has trustees that do not include any of the Company's employees or affiliates. Furthermore, the Company has no on-going requirement to fund this independent trust.

  1999 Unusual Charges.    During 1999, the Company incurred unusual charges totaling $117 million. Such charges primarily represented (i) $85 million incurred in connection with the creation of Netmarket Group, Inc. ("NGI"), a company that was created to pursue the development and expansion of interactive businesses, which is contingently repayable to the Company only if certain financial targets related to NGI are achieved, (ii) $23 million primarily related to an irrevocable contribution to the Hospitality Technology Trust, an independent technology trust responsible for completing the transition of the Company's lodging franchisees to a common property management system and (iii) $7 million primarily related to the termination of a proposed acquisition.

  Acquisition and Integration Related Costs

  During 2001, the Company incurred acquisition and integration charges totaling $112 million. Such charges primarily represented (i) $78 million in connection with the outsourcing of the Company's data operations, including Galileo's global distribution system and desktop support and other related services to a third party provider, (ii) $23 million in connection with the integration of the Company's existing travel agency businesses with Galileo's computerized reservations system and (iii) $4 million of severance costs in connection with the rationalization of duplicative functions.

  Mortgage Servicing Rights Impairment

  As previously discussed in Note 1—Summary of Significant Accounting Policies, during fourth quarter 2001, the Company determined that an impairment of its mortgage servicing rights portfolio had occurred due to unprecedented interest rate reductions subsequent to the September 11th terrorist attacks that the Company deemed not to be in the ordinary course of business. Accordingly, the Company recorded an impairment charge of $94 million.

  Litigation Settlements and Related Costs

  During 2001, 2000 and 1999, the Company recorded charges of $100 million, $43 million and $21 million, respectively, for litigation settlement and related costs in connection with previously discovered accounting irregularities in the former business units of CUC and resulting investigations into such matters.

  During 2001 and 2000, the Company recorded non-cash credits of $14 million and $41 million, respectively, to reflect adjustments to the PRIDES class action litigation settlement charge recorded by the Company in 1998. Such adjustments represented a reduction in the number of Rights to be issued in connection with the settlement (see Note 18—Mandatorily Redeemable Trust Preferred Securities Issued by Subsidiary Holding Solely Senior Debentures Issued by the Company for a detailed discussion regarding the settlement).

  During 1999, the Company incurred charges of approximately $2.89 billion in connection with the agreement to settle its principal common stockholder class action lawsuit (see Note 14—Stockholder Litigation Settlement for a detailed discussion regarding this settlement).

8.    Income Taxes

  The income tax provision (benefit) consists of:

	Year Ended December 31,
	2001	2000	1999
Current
Federal	$48	$81	$306
State	21	19	9
Foreign	43	30	35

	112	130	350

Deferred
Federal	113	220	(748)
State	(5)	(9)	(24)
Foreign	—	—	—

	108	211	(772)

Provision (benefit) for income taxes	$220	$341	$(422)

  Pre-tax income (loss) for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2001	2000	1999
Domestic	$529	$896	$(793)
Foreign	134	97	125

Pre-tax income (loss)	$663	$993	$(668)

  Deferred income tax assets and liabilities are comprised of:

	December 31,
	2001	2000
Current deferred income tax assets
Stockholder litigation settlement	$536	$—
Unrealized loss on marketable securities	47	46
Accrued liabilities and deferred income	215	200
Provision for doubtful accounts	47	25
Acquisition and integration related liabilities	22	21

Current deferred income tax assets	867	292

Current deferred income tax liabilities
Insurance retention refund	20	20
Franchise acquisition costs	17	12
Prepaid expense	106	83
Other	27	3

Current deferred income tax liabilities	170	118

Current net deferred income tax asset	$697	$174

	December 31,
	2001	2000
Noncurrent deferred income tax assets
Stockholder litigation settlement	$—	$922
Net operating loss carryforwards	873	616
State net operating loss carryforwards	349	193
Capital loss carryforward	112	—
Acquisition and integration related liabilities	141	19
Accrued liabilities and deferred income	132	48
Other	52	23
Valuation allowance(a)	(378)	(161)

Noncurrent deferred income tax assets	1,281	1,660

Noncurrent deferred income tax liabilities
Depreciation and amortization	510	450
Other	—	19

Noncurrent deferred income tax liabilities	510	469

Noncurrent net deferred income tax asset	$771	$1,191

(a)
The valuation allowance of $378 million at December 31, 2001 relates to deferred tax assets for state net operating loss carryforwards and capital loss carryforwards of $273 million and $105 million, respectively. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are likely to be realized.

	December 31,
	2001	2000
Management and mortgage program deferred income tax assets
Depreciation	$—	$13
Other	—	4

Management and mortgage program deferred income tax assets	—	17

Management and mortgage program deferred income tax liabilities
Unamortized mortgage servicing rights	472	473
Depreciation and amortization	529	—
Accrued liabilities	49	20

Management and mortgage program deferred income tax liabilities	1,050	493

Net deferred income tax liability under management and mortgage programs	$1,050	$476

  As of December 31, 2001, the Company had federal net operating loss carryforwards of approximately $2.5 billion, which primarily expire in 2018 and 2020. Additionally, the Company has alternative minimum tax credit carryforwards of $67 million.

  No provision has been made for U.S. federal deferred income taxes on approximately $316 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2001 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. In addition, the determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

  The Company's effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2001	2000	1999
Federal statutory rate	35.0%	35.0%	(35.0)%
State and local income taxes, net of federal tax benefits	1.4	0.7	(1.5)
Amortization of non-deductible goodwill	4.4	1.7	2.4
Taxes on foreign operations at rates different than U.S. federal statutory rates	(0.4)	0.4	(2.1)
Taxes on repatriated and accumulated foreign income, net of tax credits	(3.2)	—	—
Changes in valuation reserve	(2.3)	—	—
Nontaxable gain on disposal	—	(1.5)	(26.6)
Other	(1.7)	(2.0)	(0.4)

	33.2%	34.3%	(63.2)%

9.    Property and Equipment, net

  Property and equipment, net consisted of:

	December 31,
	2001	2000
Land	$54	$24
Building and leasehold improvements	391	224
Furniture, fixtures and equipment	1,663	994

	2,108	1,242
Less: accumulated depreciation and amortization	(714)	(507)

	$1,394	$735

10.  Other intangible Assets

  Other intangible assets consisted of:

	December 31, 2001
	2001	2000
Trademarks	$773	$564
Customer lists	552	173
Other	103	61

	1,428	798
Less: accumulated amortization	(218)	(151)

	$1,210	$647

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

  Capitalized MSRs consisted of:

	2001	2000	1999
Balance, January 1	$1,653	$1,084	$636
Additions to MSRs, net	860	767	698
Amortization	(237)	(153)	(118)
Net hedge activity	(57)	12	29
Sales	(38)	(57)	(161)

Balance, December 31	2,181	1,653	1,084

Valuation Allowance
Balance, January 1	—	—	—
Additions	(144)	(2)	(5)
Reductions	—	2	5

Balance, December 31	(144)	—	—

Mortgage Servicing Rights, net	$2,037	$1,653	$1,084

12.  Vehicle-related

  At December 31, 2001, the Company's investment in vehicles comprised the following:

	Car Rental	Fleet Leasing
Rental vehicles	$3,733	$—
Vehicles under open-end operating leases	—	4,121
Vehicles under closed-end operating leases	—	106

Vehicles held for rental/leasing	3,733	4,227
Other	63	43

	3,796	4,270
Less: accumulated depreciation	(367)	(879)

	$3,429	$3,391

  During 2001, depreciation expense for car rental vehicles and fleet leasing vehicles was $551 million and $879 million, respectively.

  At December 31, 2001, future minimum lease payments to be received on the Company's open-end and closed-end operating leases are as follows:

Year	Amount
2002	$1,132
2003	950
2004	672
2005	352
2006	133
Thereafter	152

$3,391

  The Company sells interests in operating leases and the underlying vehicles to two independent Canadian third parties. The Company repurchases the leased vehicles and leases such vehicles under direct financing leases to the Canadian third parties. The Canadian third parties retain the lease rights and prepay all the lease payments except for an agreed upon residual amount, which is typically 0% to 8% of the total lease payments. The residual amounts represent the Company's only exposure in connection with these transactions. At December 31, 2001, the balance of outstanding lease receivables which were sold to the Canadian third parties was $341 million. The total outstanding prepaid rent and the Company's subordinated residual interest under these leasing arrangements were $320 million and $21 million, respectively, as of December 31, 2001. The Company recognized $108 million of revenues related to these leases during 2001.

13.  Accounts Payable and Other Current Liabilities

  Accounts payable and other current liabilities consisted of:

	December 31,
	2001	2000
Accounts payable	$984	$222
Acquisition and integration related	448	114
Restructuring and other unusual	115	14
Accrued payroll and related	418	248
Income taxes payable	261	158
Other	1,242	594

	$3,468	$1,350

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

15.  Long-term Debt and Borrowing Arrangements

  Based upon the Company's intent and ability to refinance its zero coupon convertible debentures (see terms described below) on a long-term basis, the balance of $1.0 billion at December 31, 2001, which has a current redemption date, has been reclassified to long-term debt on the Company's Consolidated Balance Sheet as of December 31, 2001. The Company has the ability to refinance such debt with borrowings under its revolving credit facilities (see below for capacity and availability terms).

  Long-term debt consisted of:

	December 31,
	2001	2000
3% convertible subordinated notes	$390	$548
7 3/4% notes	1,150	1,149
6.875% notes	850	—
11% senior subordinated notes	584	—
3 7/8% convertible senior debentures	1,200	—
Zero coupon senior convertible contingent notes	920	—
Zero coupon convertible debentures	1,000	—
Term loan facility	—	250
Other	38	1

	6,132	1,948
Less: current portion	401	—

Long-term debt, excluding Upper DECS	5,731	1,948
Upper DECS	863	—

	$6,594	$1,948

  3% Convertible Subordinated Notes

  During 1997, the Company issued $550 million aggregate principal amount of 3% convertible subordinated notes due in February 2002. During 2001, the Company redeemed $160 million of these notes. The remaining amount was redeemed in February 2002.

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

  3 7/8% Convertible Senior Debentures

  During 2001, the Company issued 3 7/8% convertible senior notes for gross proceeds of $1.2 billion. The notes mature in November 2011. The Company may be required to pay additional interest on these notes commencing in November 2004 if the average of the sales prices of its CD common stock is less than or equal to 45% of the accreted conversion price of the debentures for any 20 of the 30 trading days during the applicable measurement period. Thereafter, the interest rate will be adjusted upward for the subsequent six-month period to the rate at which a hypothetical issue of the Company's senior, non-convertible, fixed-rate, callable debt securities would trade, at that time, at par, provided that the reset rate shall not exceed 10% per year. The accreted conversion price of the debentures would increase (ratably with the accreted value of the debentures) if an upward interest adjustment occurs. The applicable measurement period for determining whether an upward interest adjustment will occur ends five business days prior to each May 30 and November 30 after November 27, 2004. In the event of an upward interest adjustment, no more than 0.25% per year, incrementally, will be paid in cash; the remaining additional interest will accrue and be paid at maturity. Through December 31, 2001, there was no upward interest adjustment to the notes,

  Each $1,000 principal amount may be converted into 41.58 shares of CD common stock. These notes may be converted prior to maturity (i) during each three-month period following issuance of the notes if the closing sale price of CD common stock exceeds 120%, declining ratably to 110% in November 2011, of the accreted conversion price per share for at least 20 trading days in the period of 30 trading days ending on the first day of such three-month period; (ii) if the notes have been called for redemption; or (iii) in the event of certain material distributions to holders of CD common stock, excluding payments of dividends in the normal course. The conversion threshold at maturity is 110% of the accreted conversion price per share. The accreted conversion price is subject to change as a result of any upward interest adjustment as it is calculated as 100% of the principal amount of the notes, plus accrued and unpaid cash interest divided by the number of shares of CD common stock issuable for each note, or 41.58. At December 31, 2001, the accreted conversion price was $24.05. The Company concluded that it was not required to separately account for the conversion feature.

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

  Zero Coupon Senior Convertible Contingent Notes

  During 2001, the Company issued approximately $1.5 billion aggregate principal amount at maturity of zero coupon senior convertible contingent notes for aggregate gross proceeds of approximately $900 million. The notes mature in February 2021 and were issued at a discount resulting in a yield-to-maturity of 2.5%. During 2001, the Company had amortized $20 million of this discount, which is included as a component of net non-vehicle interest expense on the Consolidated Statement of Operations.

  The Company will not make periodic payments of interest on the notes, but may be required to make nominal interest payments commencing in February 2004 if the average market price of the zero coupon senior convertible contingent notes equals 120% or more of the sum of the issue price of $608.41 and accrued original issue discount for the notes during the applicable measurement period, then the Company will make contingent interest payments on the notes. The contingent interest payments for any six-month period will equal (a) the lesser of (i) 2% of the Company's estimated borrowing rate, at that time, for senior, non-convertible, fixed-rate indebtedness of the Company with a maturity date comparable to these notes and (ii) 0.25% times (b) the sum of the issue price of $608.41 and accrued original issue discount for the notes as of the day immediately preceding the relevant six-month period. The applicable measurement period for determining whether contingent interest payments will be made is the five trading days ending on the second trading day preceding each February 13 and August 13, commencing February 13, 2004.

  Each $1,000 principal amount may be converted into 33.4 shares of CD common stock. These notes may be converted prior to maturity (i) during each three-month period following issuance of the notes if the closing sales price of the Company's CD common stock exceeds 110% of the accreted conversion price per share for at least 20 trading days in the period of 30 trading days ending on the first day of such three-month period; (ii) if the notes have been called for redemption; (iii) if Moody's Investors Service and Standard & Poor's Corporation no longer have investment-grade ratings assigned to the notes; or (iv) in the event of certain material distributions to holders of CD common stock, excluding payments of dividends in the normal course. The conversion threshold at maturity is 110% of the accreted conversion price per share. The accreted conversion price is calculated as the issue price of $608.41 plus accrued original discount divided by the number of shares of CD common stock issuable for each note, or 33.4. At December 31, 2001, the accreted conversion price was $18.62. The Company concluded that it was not required to separately account for the conversion feature.

  The notes are not redeemable by the Company prior to February 13, 2004, but will be redeemable thereafter at the issue price of $608.41 per note plus accrued original discount through the redemption date. In addition, holders of the notes may require the Company to repurchase the notes on February 13, 2004 for $655.49 per note, February 13, 2009 for $742.20 per note or February 13, 2014 for $840.37 per note. In such circumstance, the Company, at its option, may pay the repurchase price in cash, shares of its CD common stock, or any combination thereof.

  These notes are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future unsecured and unsubordinated indebtedness.

  Zero Coupon Convertible Debentures

  During 2001, the Company issued $1.0 billion aggregate principal amount at maturity of zero-coupon zero-yield senior convertible notes for gross proceeds of approximately $1.0 billion. The notes mature in May 2021. The interest on these debentures will be 0% through May 2004. The Company may be required to pay interest on these debentures commencing in May 2004 if the average of the sales prices of its CD common stock is less than or equal to 60% of the accreted conversion price of the debentures for any 20 of the 30 trading days during the applicable measurement period, then the interest rate will be adjusted to 7% per year. The applicable measurement period for determining whether contingent interest payments will be made ends five business days prior to each May 4 and November 4, commencing May 4, 2004. In the event of an upward interest adjustment, 0.25% per year will be paid in cash; the remaining additional interest will accrue and be paid at maturity. Through December 31, 2001, there was no upward interest adjustment to the debentures.

  Each $1,000 principal amount may be converted into 39.08 shares of CD common stock. These debentures may be converted prior to maturity (i) during each three-month period following issuance of the debentures if the closing sale price of the CD common stock exceeds 110% of the accreted conversion price per share for at least 20 trading days in the period of 30 trading days ending on the first day of such three-month period; (ii) if the debentures trade at less than 95% of the value of the shares into which the debentures are convertible; (iii) if the debentures have been called for redemption; (iv) if Moody's Investors Service and Standard & Poor's Corporation no longer have investment-grade rating assigned to the notes; or (v) in the event of certain material distributions to holders of CD common stock, excluding payments of dividends in the normal course. The conversion threshold at maturity is 110% of the accreted conversion price per share. The accreted conversion price is subject to change as a result of any upward interest adjustment as it is calculated as the principal amount of the notes, plus accrued and unpaid cash interest (which will only result from an upward adjustment to the interest) divided by the number of shares of CD common stock issued for each note, or 39.08. At December 31, 2001, the accreted conversion price was $25.59. The Company concluded that it was not required to separately account for the conversion feature.

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

  Upper DECS

  During 2001, the Company issued approximately 17 million Upper DECS, each consisting of both a senior note and a forward purchase contract, aggregating $863 million principal amount. The senior note is owned by the holder but is pledged to the Company as collateral for the forward purchase contract. Holders can only sell the senior note if they pledge a treasury security or cash to replace the senior note as collateral. The senior note initially bears interest at an annual rate of 6.75%, which may be reset based upon a successful remarketing in either May or August 2004. The senior note has a term of five years and represents senior unsecured debt, which ranks equally in right of payment with all the Company's existing and future unsecured and unsubordinated debt and ranks senior to any future subordinated indebtedness.

  The forward purchase contract component of each Upper DECS security requires the holder to purchase $50 of CD common stock in August 2004. The price at which Upper DECS holders will be required to purchase CD common stock will be the average closing price of CD common stock during the twenty consecutive trading days ending on the third trading day immediately preceding August 17, 2004, but no less than $21.53 and no more than $28.42. The minimum and maximum number of shares to be issued under the forward purchase contracts are 30.3 million to 40.1 million, respectively. Prior to August 2004, holders of the Upper DECS may settle their purchase obligations by delivering cash payment of $50 per purchase contract. For each purchase contract settled, the holders would receive 1.7593 of CD common stock (or approximately 30.3 million shares), regardless of the market price on that date, plus the senior notes released from collateral. The forward purchase contracts also require quarterly cash distributions to each holder at an annual rate of 1.00% through August 2004 (the date the forward purchase contracts are required to be settled). The discounted expected future cash flows recorded by the Company associated with these distributions approximated $26 million and is included as a component of stockholders' equity on the Company's Consolidated Balance Sheet.

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

  Debt Maturities

  As of December 31, 2001, aggregate maturities of debt, including Upper DECS, are as follows:

Year	Amount
2002	$401
2003	1,150
2004(a)	863
2005	—
2006	850
Thereafter	3,731

$6,995

(a)
Represents Upper DECS, which will be settled in shares of CD common stock.

16.  Liabilities Under Management and Mortgage Programs and Borrowing Arrangements

  Borrowings to fund assets under management and mortgage programs, which are not classified based on contractual maturities since such debt corresponds directly with assets under management and mortgage programs, consisted of:

	December 31,
	2001	2000
Secured Borrowings:
Term notes	$6,237	$—
Short-term borrowings	582	292
Commercial paper	120	—
Other	295	—
Unsecured Borrowings:
Medium-term notes	679	117
Short-term borrowings	983	—
Commercial paper	917	1,556
Other	31	75

	$9,844	$2,040

  Secured Borrowings

  Secured borrowings primarily represent asset-backed funding arrangements whereby the Company or its wholly-owned and consolidated special purpose entities issue debt or enter into loans supported by the cash flows derived from specific pools of assets classified as assets under management and mortgage programs. These borrowings are primarily issued under the Company's AESOP Funding or Greyhound Funding programs. AESOP Funding is a domestic financing program that provides for the issuance of up to $4.45 billion of variable rate notes to support the Company's car rental operations. Greyhound Funding is also a domestic financing program that provides for the issuance of up to $3.19 billion of variable rate notes, preferred membership interests and term notes to support the Company's fleet leasing operations. Under both programs, the debt issued is collateralized by vehicles owned by either the Company's car rental subsidiary or fleet leasing subsidiary. In the AESOP Funding program, the vehicles financed are generally covered by agreements where manufacturers guarantee a specified repurchase price for the vehicles. However, the program will allow funding for 25% of vehicles not covered by such agreements. The titles to all the vehicles supporting these facilities is held in bankruptcy remote trusts and the Company acts as a servicer of all the vehicles. For the Greyhound Funding facility, the bankruptcy remote trust also acts as lessor under both operating and financing lease agreements. At December 31, 2001, the Company had $3.5 billion of term notes outstanding under the AESOP funding program. At December 31, 2001, the Company had $2.9 billion of outstanding debt under the Greyhound Funding program, of which $2.6 billion and

  $295 million were included as components of secured term notes and other secured borrowings, respectively, in the above table. All debt issued under these programs is classified as liabilities under management and mortgage programs on the Company's Consolidated Balance Sheet. During 2001, the weighted average interest rate on all secured notes was approximately 3%.

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

  Debt Maturities

  As of December 31, 2001, aggregate maturities of debt under management and mortgage programs are as follows:

Year	Amount
2002	$3,462
2003	1,140
2004	840
2005	1,123
2006	710
Thereafter	2,569

$9,844

17.  Mandatorily Redeemable Preferred Interest in a Subsidiary

  During 2000, a limited liability corporation formed by the Company through the contribution of certain trademarks issued a senior preferred equity interest to an independent third party in exchange for $375 million in cash. Such amount is classified as a mandatorily redeemable preferred interest in a subsidiary in the Company's Consolidated Balance Sheets. The senior preferred equity interest is mandatorily redeemable by the holder in 2015 and may not be redeemed by the Company prior to March 2005, except upon the occurrence of specified circumstances. The Company is required to pay distributions on the senior preferred equity interest based on the three-month LIBOR plus a margin of 1.77%, which are reflected as minority interest in the Consolidated Statements of Operations. In the event of a default or other specified events, including a downgrade of the Company's credit ratings below investment grade, holders of the senior preferred interest have certain remedies and liquidation preferences, including the right to demand payment by the Company. The subsidiary is subject to restrictive covenants, including restrictions on the issuance of senior capital securities, mergers, distributions on the common interest and limitations on debt incurred, and also requires the maintenance of certain financial ratios. At December 31, 2001, the Company was in compliance with all restrictive and financial covenants.

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

19.  Commitments and Contingencies

  The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2001 are as follows:

Year	Amount
2002	$275
2003	219
2004	167
2005	122
2006	94
Thereafter	436

$1,313

  Commitments under capital leases are not significant.

  During 2001, 2000 and 1999, the Company incurred total rental expense of $331 million, $102 million and $104 million, respectively, inclusive of contingent rental expense of $56 million in 2001, principally based on car rental volume.

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

  The Company leases certain office buildings on an annual basis from an unaffiliated finance company which holds the title to the property. At the end of each annual renewal period, the Company has the option to either purchase the property under a fixed price purchase option of approximately $80 million or sell the office buildings, on behalf of the lessor, to an unrelated third party. If the office buildings are sold and the proceeds from the sale are less than the amount of the fixed price purchase option, the Company is required to make a payment to the lessor for any deficiency, up to a maximum payment of approximately $68 million. During 2001, the Company recorded $4 million of rent expense in connection with this lease.

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

  The Company may be required to purchase $98 million of timeshare inventory from an affiliated entity during 2002 (see Note 25—Related Party Transactions for a detailed description of this relationship).

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

  The Company is involved in litigation asserting claims associated with the accounting irregularities discovered in former CUC business units outside of the principal common stockholder class action litigation (see Note 14—Stockholder Litigation Settlement). The Company does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

  The Company is involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

20.  Stockholders' Equity

  Accumulated Other Comprehensive Loss

  The components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Unrealized Losses on Cash Flow Hedges	Minimum Pension Liability Adjustment	Unrealized Gains (Losses) on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance, January 1, 1999	$(49)	$—	$—	$—	$(49)
Current period change	(9)			16	7

Balance, December 31, 1999	(58)	—	—	16	(42)
Current period change	(107)			(85)	(192)

Balance, December 31, 2000	(165)	—	—	(69)	(234)
Current period change	(65)	(33)	(21)	89	(30)

Balance, December 31, 2001	$(230)	$(33)	$(21)	$20	$(264)

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

  The annual activity of the Company's stock option plans consisted of:

	CD common stock
	2001		2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	187	$16.90	183	$15.24	178	$14.64
Granted
Equal to fair market value	75	11.33	37	19.33	30	18.09
Greater than fair market value	—	—	—	—	1	16.04
Exercised	(28)	9.19	(19)	4.26	(13)	9.30
Canceled	(16)	18.46	(14)	18.93	(13)	19.91

Balance at end of year	218	$15.82	187	$16.90	183	$15.24

	Move.com common stock
	2001		2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	6	$18.59	2	$11.59	—	$—
Granted
Less than fair market value	—	—	1	15.40	1	10.00
Equal to fair market value	—	—	3	24.21	1	13.16
Canceled	(6)	18.59	—	—	—	—

Balance at end of year	—	$—	6	$18.59	2	$11.59

  The table below summarizes information regarding the Company's outstanding and exercisable stock options as of December 31, 2001:

	Outstanding Options
				Exercisable Options
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number of Options		Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.01 to $10.00	82	6.2	$8.91	44	$8.44
$10.01 to $20.00	78	6.6	15.89	43	16.53
$20.01 to $30.00	40	5.8	22.51	29	22.75
$30.01 to $40.00	18	5.6	31.95	17	31.92

	218	6.2	$15.82	133	$17.14

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

  Had the Company elected to recognize and measure compensation expense for its stock option grants to employees based on the calculated fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income (loss) and per share data would have been as follows:

	2001		2000		1999
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income (loss)	$385	$167	$602	$502	$(55)	$(213)
Basic net income (loss) per share	0.42	0.17	0.84	0.70	(0.07)	(0.28)
Diluted net income (loss) per share	0.41	0.16	0.81	0.68	(0.07)	(0.28)

  The fair values of the Company's stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted in 2001, 2000 and 1999:

	CD common stock			Move.com common stock
	2001	2000	1999	2000	1999
Dividend yield	—	—	—	—	—
Expected volatility	50.0%	55.0%	60.0%	—	—
Risk-free interest rate	4.4%	5.0%	6.4%	5.2%	6.4%
Expected holding period (years)	4.5	4.7	6.2	8.5	6.2

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

  The Company maintains domestic non-contributory defined benefit pension plans covering certain eligible employees. Additionally, the Company sponsors contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employees' option. Under both the domestic and foreign plans, benefits are based on an employee's years of credited service and a percentage of final average compensation. The Company's policy for all plans is to contribute amounts sufficient to meet the minimum requirements plus other amounts as deemed appropriate. The projected benefit obligations of the plans were $366 million and $110 million at December 31, 2001 and 2000, respectively. The fair value of the plan assets was $270 million and $101 million at December 31, 2001 and 2000, respectively. The net pension cost and recorded liability were not material to the accompanying Consolidated Financial Statements.

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

  The carrying amounts and estimated fair values of all financial instruments at December 31, are as follows:

	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$1,942	$1,942	$856	$856
Restricted cash	212	212	89	89
Available-for-sale debt securities	515	515	787	787
Preferred stock investments	92	92	55	55
Debt
Current portion of long-term debt	401	401	—	—
Long-term debt, excluding Upper DECS	5,731	5,929	1,948	1,883
Upper DECS	863	836	—	—
Mandatorily redeemable preferred interest in a subsidiary	375	375	375	375
Mandatorily redeemable preferred securities issued by subsidiary holding solely senior debentures issued by the Company	—	—	1,683	623
Derivatives
Foreign exchange forwards	1	1	1	1
Interest rate swaps	(64)	(64)	—	—
Assets under management and mortgage programs
Mortgage loans held for sale	1,244	1,244	879	909
Timeshare contract receivables	150	150	—	—
Mortgage servicing rights	2,037	2,174	1,653	1,724
Available-for-sale debt securities	136	136	131	131
Trading securities	105	105	—	—
Restricted cash	861	861	—	—
Derivatives(a)
Commitments to fund mortgages	7	7	—	24
Forward delivery commitments	22	22	(6)	(29)
Commitments to complete securitizations	—	—	(2)	17
Option contracts	78	78	73	127
Constant maturity treasury floors	26	26	18	177
Swap contracts	—	—	—	15
Liabilities under management and mortgage programs
Debt	9,844	9,790	2,040	2,040
Derivatives
Interest rate swaps	(69)	(69)	—	—
Foreign exchange forwards	(2)	(2)	(1)	(1)

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

24.  Transfers and Servicing of Financial Assets

  The Company securitizes, sells and services interests in residential mortgage loans, relocation receivables and timeshare receivables. Upon the securitization of such assets, the Company may retain servicing rights and subordinated residual interests, all of which are considered retained interests in the securitized assets (see Note 1—Summary of Significant Accounting Policies for a more detailed description of securitizations).

  Key economic assumptions used during 2001 to measure the fair value of the Company's retained interests at the time of securitization were as follows:

Mortgage Loans
	Mortgage- Backed Securities	MSR	Relocation Receivables	Timeshare Receivables
Prepayment speed	7–43%	9–42%	—%	13–21%
Weighted average life (in years)	2.9–7.2	2.5–9.1	0.1–0.2	7.1–7.4
Discount rate	5–26%	6–16%	3.37%	12–17%
Anticipated credit losses	—	—	—	8–12%

  Key economic assumptions used in subsequently measuring the fair value of the Company's retained interests at December 31, 2001 and the effect on the fair value of those interests from adverse changes in those assumptions are as follows:

	Mortgage Loans
	Mortgage Backed Securities	MSR(a)	Relocation Receivables	Timeshare Receivables
Fair value of retained interests	$131	$2,074	$136	$105
Weighted average life (in years)	3.9	7.6	0.1–0.2	7.1–7.4
Prepayment speed (annual rate)	8–80%	8–40%	—%	13–21%
Impact of 10% adverse change	$(4)	$(86)	$—	$(2)
Impact of 20% adverse change	(7)	(166)	—	(3)
Discount rate (annual rate)	2–26%	9.80%	3.37%	12–17%
Impact of 10% adverse change	$(5)	$(71)	$—	$(3)
Impact of 20% adverse change	(8)	(138)	—	(5)
Weighted average yield to maturity	—%	—%	5.48%	3.06–6.75%
Impact of 10% adverse change	$—	$—	$(1)	$(1)
Impact of 20% adverse change	—	—	(1)	(2)
Anticipated credit losses (annual rate)	—%	—%	—%	8–12%
Impact of 10% adverse change	$—	$—	$—	$(3)
Impact of 20% adverse change	—	—	—	(6)

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

  The following table summarizes cash flow activity between securitization trusts and the Company during 2001:

	Mortgage Loans	Relocation Receivables	Timeshare Receivables
Proceeds from new securitizations	$35,776	$1,964	$259
Proceeds from collections reinvested in securitizations	—	1,984	—
Servicing fees received	352	5	4
Other cash flows received (paid) on retained interests(a)	31	(6)	16
Purchases of delinquent or foreclosed loans	(228)	—	(16)
Servicing advances	(498)	—	—
Repayment of servicing advances	495	—	—
Cash received upon release of reserve account	—	3	2
Purchases of defective contracts	—	—	(23)

(a)
Represents cash flows received on retained interests other than servicing fees.

  The following table presents information about delinquencies and components of securitized and other managed assets as of and for the year ended December 31, 2001:

	Total Principal Amount	Principal Amount 60 Days or More Past Due(a)	Net Credit Losses	Average Principal Balance
Residential mortgage loans(b)	$266	$25	$—	$251
Relocation receivables	873	34	2	868
Timeshare receivables	667	5	22	646

Total securitized and other managed assets	$1,806	$64	$24	$1,765

Comprised of:
Assets securitized(c)	$1,378	$35	$1	$1,280
Assets held for sale or securitization	175	4	22	213
Assets held in portfolio	253	25	1	272

	$1,806	$64	$24	$1,765

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

  NRT Incorporated

  NRT Incorporated ("NRT") is a joint venture between the Company and Apollo Management, L.P. ("Apollo") that acquires independent real estate brokerages, converts them to one of the Company's real estate brands and operates the brand under a 50-year franchise agreement with the Company. The original business purpose of this relationship was to permit the Company to maintain and expand its original business purpose as a franchisor in the lodging and residential real estate brokerage industries without directly competing with its existing franchisees. This structure permitted the Company to receive a royalty stream on NRT's revenues consistent with other franchisees and to receive a market rate return on the preferred investment. Upon NRT's formation, the Company committed to participate in acquisitions made by NRT by acquiring intangible assets and, in some cases, mortgage operations of the real estate brokerage firms acquired by NRT, which result in the Company recording franchise agreements or other intangible assets on its Consolidated Balance Sheets. As of December 31, 2001, the Company had committed to participate in additional NRT acquisitions for which it would fund up to $592 million ($500 million of which will not be funded prior to February 2004).

  Franchise agreements of $854 million and $607 million are recorded on the Company's Consolidated Balance Sheet in connection with this relationship as of December 31, 2001 and 2000, respectively. Except for the term and the lack of a royalty rebate provision, these franchise agreements are similar to those of the Company's other real estate franchisees. NRT pays royalty and advertising fees to the Company in connection with these franchise agreements based on the real estate commissions earned by NRT, which are recorded by the Company in its Consolidated Statements of Operations and approximated $220 million, $198 million and $172 million during 2001, 2000 and 1999, respectively. Additionally, during 2001, the Company received $16 million of other fees from NRT, which included a fee paid in connection with the termination of a franchise agreement under which NRT operated our Century 21 real estate brand.

  Other intangible assets resulting from the acquisition of mortgage operations through NRT approximated $29 million and $25 million as of December 31, 2001 and 2000, respectively, and are recorded in the Company's Consolidated Balance Sheets. Such mortgage operations were immediately integrated into the Company's existing mortgage operations. The Company also receives real estate referral fees from NRT in connection with clients referred to NRT by the Company's relocation business. These fees are based on a standard real estate brokerage agreement, in which the franchisor receives approximately 40% of the commission. During 2001, 2000 and 1999, such fees were approximately $37 million, $25 million and $15 million, respectively, and are recorded by the Company in its Consolidated Statements of Operations. These fees are also paid to the Company by all other real estate brokerages (both affiliates and non-affiliates) who receive referrals from the Company's relocation business. In February 1999, the Company advanced $35 million to NRT for services to be provided related to the identification of potential acquisition candidates, the negotiation of agreements and other services in connection with future brokerage acquisitions by NRT. As NRT makes acquisitions, the Company capitalizes a proportionate share of this advance, which is then amortized over the term of the franchise agreement. As of December 31, 2001, the remaining balance of this advance was $12 million. Such amount is refundable in the event that services are not provided and therefore is accounted for as a prepaid asset until services are rendered by NRT.

  Apollo's original investment in NRT consisted of a $20 million investment in NRT's common stock and a $54 million investment in NRT's preferred stock, which was subsequently redeemed in 1999. As of December 31, 2001, the Company owned all of NRT's preferred stock. This ownership entitles the Company to preferred dividends at 5% to 9% of its investment, which the Company negotiated with NRT and Apollo. The Company's initial preferred stock investment in NRT was $182 million. During 2001 and 2000, the Company acquired additional non-convertible preferred stock in the amounts of $99 million and $50 million, respectively. NRT's preferred stock is mandatorily redeemable and, therefore, is classified as an available-for-sale debt security and accounted for at fair value. Because the preferred stock of NRT is not publicly traded, the Company estimated fair value by reference to indices of publicly traded securities that had similar credit and maturity characteristics to those of NRT. Additionally, the Company considered NRT's financial ratios relative to those of broader public indices; NRT's borrowing rate on its senior debt adjusted to factor in additional basis points for subordinate/preferred funding based on spreads indicated in the marketplace; and finally also considered NRT's projected EBITDA for the subsequent 12-month period.

  During 2001 and 2000, the Company recognized $27 million and $17 million, respectively, of dividend income, which increased the basis of the underlying preferred stock investment. During 1999, the Company recognized $16 million of dividend income, of which $8 million increased the basis of the underlying preferred stock and $8 million was received in cash. The Company sold $1 million (922 shares) and $2 million (1,647 shares) of its convertible preferred interest and recognized a gain of $10 million and $20 million during 2000 and 1999, respectively. At December 31, 2001 and 2000, the Company's investment in NRT's preferred stock was $384 million and $258 million, respectively. The Company has the option, upon the occurrence of certain events, to convert $21 million of its preferred stock investment into no more than 50% of NRT's common stock. As of December 31, 2001, none of the events that would have caused the preferred stock to be currently convertible had occurred and there was no common management between the Company, Apollo and NRT.

  The Company also has the option to purchase all of NRT's common stock from Apollo for $20 million. This option is not exercisable until August 11, 2002 and is conditional upon NRT's payment of $166 million to Apollo. The Company may exercise the option prior to August 11, 2002 if it satisfies NRT's obligation. If NRT is unable to make the $166 million payment to Apollo, the Company would be required to make the payment on behalf of NRT and would receive additional NRT preferred stock in exchange. NRT has ten seats on its board of directors, four of which were under the Company's control as of December 31, 2001. In addition, without the consent of both Cendant and Apollo, NRT cannot make capital expenditures over $500,000; approve its business plan; engage in any affiliate transactions; acquire a brokerage for more than $2 million; appoint or terminate an officer; amend the by-laws, charter or material agreements; incur debt over $500,000; issue or redeem equity; sell assets or combine with any business; file a registration statement; settle any litigation or pay a dividend.

  Trip Network, Inc.

  During March 2001, the Company funded the creation of Trip Network, Inc. ("Trip Network"), formerly Travel Portal, Inc., with a contribution of assets valued at approximately $20 million in exchange for all of the common and preferred stock of Trip Network. The Company transferred all of the common shares of Trip Network to the Hospitality Technology Trust, an independent technology trust that is controlled by three independent trustees who are not officers, directors or employees of Cendant or relatives of officers, directors or employees of Cendant. The trust was established in 1997 for purposes of enhancing and promoting the use of advanced technology for the Company's lodging brands, its beneficiaries, including providing financial and technology support services and investing in Internet related activities for the benefit of its beneficiaries. The hotel franchise chains have agreed to link their brand and property Web sites to Trip.com, for among other reasons because of their beneficial interest in the trust. Management believes that the enhanced functionality for the brand and property Web pages to be provided by Trip.com links will help build customer loyalty and avoid the problem of viewers leaving the brand and property Web sites for the sites of competitors. Additionally, management believes that the aggregate links of all franchisee properties creates critical mass and web-traffic for Trip Network, further enhancing its ability to be successful. If Trip Network is successful, then management believes the common shares will likely appreciate in value and upon a liquidation of shares, will provide the trust with further resources to pursue its stated objectives. Further, as Trip Network provides travel services to both the Company's franchisees as well as non-franchisees, the Company's contribution of the Trip Network common stock to the Hospitality Technology Trust supported to maintain and further expand its business model as a franchisor whereby the Company was not directly involved in a business which would compete with its franchisees.

  The Company's preferred stock investment, which is convertible into approximately 80% of Trip Network's common stock on a fully diluted basis, is accounted for using the cost method. The preferred stock investment is not convertible prior to March 31, 2003, except upon a change of control of Trip Network. Subsequently, the Company contributed $85 million, including $45 million in cash and 1.5 million shares of Homestore common stock, then-valued at $34 million, to Trip Network to pursue the development of an online travel business for the benefit of certain of its current and future franchisees. Since the advance is repayable to the Company only if the development results in the achievement of certain financial results, such amount was expensed by the Company during 2001 and is included as a component of restructuring and other unusual charges in the Consolidated Statement of Operations. The Company also received warrants to purchase up to 28,250 shares of Trip Network's common stock, which are exercisable upon the achievement of certain financial results beginning on March 31, 2003 or upon a change of control of Trip Network at an exercise price of $0.01 per share. This arrangement is consistent with the Company's strategy of creating a single platform to research and develop internet related products within an integrated business plan. Since the Company does not have the in-house expertise to manage and develop Internet Web sites, the Company outsourced the management of its Internet assets to Trip Network through the existing arangement.

  During October 2001, the Company entered into two separate lease and licensing agreements with Trip Network, whereby, Trip Network was granted a license to operate the online businesses of Trip.com, Inc. and Cheap Tickets (both wholly-owned subsidiaries of the Company) and a lease or sublease, as applicable, to all the assets of these companies necessary to operate such businesses. The Trip.com license agreement has a one-year term and is renewable at Trip Network's option for 40 additional one-year periods. The Cheaptickets.com license agreement has a 40-year term. Under these agreements, the Company receives a license fee of 3% of revenues generated by Trip.com and Cheaptickets.com during the term of the agreements. The Company also received warrants to purchase up to 46,000 shares of Trip Network common stock, which are exercisable, at the Company's option, at a price of $0.01 per share, upon the achievement of certain financial results beginning in October 2003 or upon a change of control of Trip Network. The royalty rate and warrants were negotiated with and approved by Trip Network's board of directors. The Company proposed its royalty rate based upon market rate analysis of similar licensing type agreements. Also during October 2001, the Company entered into a travel services agreement with Trip Network, whereby the Company provides Trip Network with call center services. In addition, the Company processes and supports Trip Network's booking and fulfillment of travel transactions and provides travel-related products and services to maintain and develop relationships, discounts and favorable commissions with travel vendors. For these services, the Company receives a fee of cost plus an applicable mark-up, which was determined based upon the examination of travel agency industry profit margins. During 2001, the revenue received by Company in connection with these agreements was not material. Additionally, during October 2001, the Company entered into a 40-year global distribution services subscriber agreement with Trip Network, whereby the Company provides all global distribution services for Trip Network. The Company is not obligated or contingently liable for any debt incurred by Trip Network. The Company recorded a prepaid asset of approximately $40 million in connection with this agreement, which is being amortized over 40 years. The $40 million was computed as the present value of the expected benefit the Company would realize in lieu of paying financial assistance at market rates for expected volumes at an appropriate discount rate. Amortization of the asset is calculated in direct proportion to the expected cash flow benefits.

  FFD Development Company, LLC

  Prior to the Company's acquisition of Fairfield in April 2001, Fairfield contributed approximately $60 million of timeshare inventory and $4 million of cash to FFD Development Company LLC. ("FFD"), a company created by Fairfield to acquire real estate for construction of vacation ownership units, which are sold to Fairfield upon completion. Fairfield previously operated its own property acquisition, planning, design and construction function. This function was transferred to FFD immediately prior to the Company's acquistion of Fairfield. Former Fairfield employees who were responsible for the timeshare property development became employed by FFD as part of the spin-off. Given the extensive knowledge of Fairfield's standards and specifications as it related to the procurement of property and planning and construction of the timeshares, the Company continues to rely on the relationship between Fairfield and FFD.

  In exchange for the contribution of timeshare inventory and cash, Fairfield received all of the common and preferred equity interests of FFD. Fairfield then contributed all the common equity interest to an independent trust and retained a convertible preferred equity interest, which is convertible at any time, and a warrant to purchase FFD's common equity. The warrant is not exercisable until April 2004, except upon the occurrence of specified events, including the Company's conversion of more than half of its preferred equity interests into common equity interests. In connection with the Company's acquisition of Fairfield in April 2001, the Company, through its Fairfield subsidiary, now owns the preferred equity interest and the warrant to purchase a common equity interest in FFD. The Company's preferred equity interest, which approximated $59 million at December 31, 2001, is accounted for using the cost method. The warrant is exercisable in whole or in increments of 25% upon payment in cash or in kind of an amount per percentage of common interest exercised, which is equal to the lower of 80% of the book value per common interest as of April 2, 2001 and 90% of the book value per common interest as of the warrant exercise date. During 2001, the Company recognized dividend income on its preferred interest of $6 million, which was paid-in-kind on a quarterly basis based upon a 17.4% annual return on its preferred equity interest in FFD. The dividend rate was agreed upon in FFD's amended operating agreement among Fairfield, FFD and the independent trust. Upon the conversion of such preferred equity interests and the exercise of such warrant, the Company would own approximately 75% of FFD's common equity interests on a fully diluted basis. The Company is also now obligated to fulfill Fairfield's purchase commitments with FFD. However, under the development contracts with FFD, the Company is not obligated to purchase a resort property from FFD until construction is completed to the contractual specifications, a certificate of occupancy is delivered and clear title is obtained. Fairfield also leases office space to FFD and provides various services to FFD in exchange for a fee, including general management services, information and technology support and human resources administration. During 2001, the Company purchased $40 million of timeshare interval inventory and land from FFD and as of December 31, 2001, is obligated to purchase an additional $98 million. FFD is obligated to finance, plan, design and construct vacation ownership units according to Fairfields's specifications and deliver those units according to an agreed schedule at agreed purchase prices. The schedule and prices allow for FFD to charge cost plus an applicable mark-up which was 18% in 2001. Such fee arrangement is provided by in the operating agreement between Fairfield and FFD. Subsequent to December 31, 2001, as is customary in "build to suit" agreements, when the Company contracts with FFD for the development of a property, the Company will issue a letter of credit for up to 20% of its purchase price for such property. Drawing under all such letters of credit will only be permitted if the Company fails to meet its obligation under any purchase commitment. The Company is not obligated or contingently liable for any debt incurred by FFD.

  Trilegiant Corporation

  On July 2, 2001, the Company entered into an agreement with Trilegiant Corporation ("Trilegiant"), a newly-formed company owned by the former management of the Company's Cendant Membership Services and Cendant Incentives subsidiaries, whereby the Company outsourced its individual membership and loyalty business to Trilegiant. Trilegiant operates membership-based clubs and programs and other incentive-based programs. As part of this agreement, Trilegiant provides fulfillment services (including collecting cash, paying commissions, processing refunds, providing membership services and benefits and maintaining specified service level standards) to members of the Company's individual membership business that existed as of the transaction date in exchange for a servicing fee pursuant to the Third Party Administrator agreement, which is cost plus 10%. During 2001, the Company paid Trilegiant $106 million in connection with services provided under the Third Party Administrator agreement and Trilegiant collected $212 million of cash on the Company's behalf in connection with membership renewals. Additionally, as of December 31, 2001, Trilegiant owed the Company $7 million in connection with services provided under the Third Party Administrator agreement.

  Additionally, Trilegiant is licensing and/or leasing from the Company the assets of the Company's individual membership business in order to service these members and also to obtain new members. The assets licensed to Trilegiant include various tradenames, trademarks, logos, service marks, and other intellectual property relating to its membership business. Upon expiration of the licensing term (40 years), Trilegiant will have the option to purchase any or all of the intellectual property licenses at their then-fair market values. Real property owned by the Company was leased to Trilegiant on a monthly basis at rates that approximated the Company's depreciation expense. In connection with the licensing and leasing arrangements. Trilegiant paid the Company $7 million in 2001 and owed the Company an additional $2 million as of December 31, 2001.

  The Company continues to collect membership fees from, and is obligated to provide membership benefits to, existing members as of July 2, 2001, including their renewals. Trilegiant collects the membership fees from, and is obligated to provide membership benefits to, those new members who join the membership based clubs and programs and all other incentive programs subsequent to July 2, 2001 and will recognize the related revenue and expenses. Beginning in third quarter 2002 and throughout the remainder of the 40-year term of the licensing agreement, the Company will recognize as revenue the royalty income received from Trilegiant for membership fees generated by the new members (initially 5%, increasing to approximately 16% over 10 years).

  In connection with the foregoing arrangements, the Company advanced approximately $100 million in cash and $33 million of prepaid assets to Trilegiant to support their marketing activities and also made a $20 million convertible preferred stock investment in Trilegiant, which is convertible, at the Company's option, into approximately 20% of Trilegiant's common stock on a fully diluted basis. The Company accounted for the entire advance to Trilegiant as a prepaid expense at the date of advance. The purpose of the advance was to help Trilegiant fund qualified marketing costs associated with obtaining new members whose revenue would become subject to royalties paid to the Company. The Company expenses such advance as Trilegiant incurs qualified marketing expenses pursuant to the terms of the advance. During 2001, the Company expensed $66 million of the advance. As of December 31, 2001, the remaining balance of this prepaid expense approximated $67 million and was classified as a component of other non-current assets on the Company's Consolidated Balance Sheet.

  The Company's preferred stock investment is mandatorily redeemable and, therefore, classified as an available-for-sale debt security and accounted for at fair value. The preferred stock investment is convertible at any time at the Company's option and the Company is entitled to receive a 12% cumulative non-cash dividend annually through July 2006. During third quarter 2001, the Company wrote off the entire amount of its preferred stock investment due to operating losses incurred by Trilegiant and the fact that this entity had relatively thin common equity capitalization since inception. Such amount is included as a component of operating expenses in the Company's Consolidated Statement of Operations.

  The Company also provides Trilegiant with a $35 million revolving line of credit under which advances are at the sole and unilateral discretion of the Company. As of December 31, 2001, Trilegiant had not drawn on this line. During August 2001, Trilegiant entered into marketing agreements with a third party, whereby Trilegiant will provide certain marketing services to the third party in exchange for a commission. As part of its royalty arrangement with Trilegiant, the Company will receive 13% of the commissions paid by the third party to Trilegiant. In connection with these marketing agreements, the Company provided Trilegiant with a $75 million loan facility bearing interest at a rate of 9% under which the Company will advance funds to Trilegiant for marketing performed by Trilegiant on behalf of the third party. As of December 31, 2001, the outstanding loan balance under this facility was $24 million. Such amount is accounted for as a note receivable and included in other non-current assets on the Company's Consolidated Balance Sheet. The Company evaluates the collectibility of the note at the end of each reporting period. The Company will collect the receivable as commissions are received by Trilegiant from the third party.

  Additionally, the Company maintains warrants to purchase up to 2.1 million shares of Trilegiant's common stock, which are exercisable, at the Company's option, at an exercise price of $0.01 per share, upon the achievement of certain business valuations ranging from $200 million to $750 million, into a majority ownership interest in Trilegiant. The Company is not obligated or contingently liable for any debt incurred by Trilegiant.

  Avis Group Holdings, Inc.

  Prior to the Company's acquisition of Avis on March 1, 2001, the Company maintained both a common and preferred equity interest in Avis and licensed its Avis® trademark to Avis pursuant to a license agreement. Under such agreement, the Company received royalty fees of $16 million, $103 million and $102 million during 2001, 2000 and 1999, respectively, which are recorded in the Company's Consolidated Statements of Operations.

  The Company recorded equity in earnings of $5 million, $17 million and $18 million during 2001, 2000 and 1999, respectively, in connection with its common equity ownership. Such amounts are included as a component of other revenue in the Consolidated Statements of Operations. The Company's common stock investment in Avis, which approximated $128 million, and the Company's preferred equity interest, which approximated $394 million, were included as components of Cendant's net investment in Avis upon consummation of the acquisition.

  Tax Services of America, Inc.

  Tax Services of America, Inc. ("TSA") was formed as a joint venture between the Company and two of its Jackson Hewitt franchisees for the purpose of acquiring independent tax practices and converting them into Jackson Hewitt franchisees. In 1999, the Company initially funded TSA with 80 stores and $5 million in cash in exchange for a preferred stock investment. Simultaneously with the Company's contribution to TSA, the Company's joint venture partners contributed a total of 40 stores to TSA in exchange for shares of common stock of TSA. As of December 31, 2001, the Company's preferred stock investment of $37 million was accounted for using the cost method.

  Homestore.com, Inc.

  The Company's relationship with Homestore is primarily limited to its equity ownership interest. The Company has a number of non-material commercial agreements with Homestore. In connection with the write-down during 2001, this investment is recorded at zero as of December 31, 2001 (see Note 4—Dispositions of Businesses and Impairment of Investments).

  Entertainment Publications, Inc.

  The Company retains approximately 15% of the common equity ownership in Entertainment Publications, Inc., the remaining common equity of which was sold by the Company in 1999. As of December 31, 2001, the Company's investment of $2 million was accounted for using the equity method. The Company has no other commitments relating to this investment.

  Summarized Financial Data

  Summarized below is the financial data of the Company's related party transactions:

  Income Statement Data

	Year Ended December 31,
	2001	2000	1999
Revenues	$368	$511	$458
Expenses
Operating	221	—	—
Marketing and reservation	3	1	—
Non-program related depreciation and amortization	18	14	11
Restructuring and other unusual charges	85	—	—

  Balance Sheet Data

	December 31,
	2001	2000
Receivables, net	$50	$66
Other current assets	100	17
Franchise agreements, net	802	576
Other intangibles, net	29	25
Other non-current assets*	486	298
Deferred income—long-term	$2	$—

*
Represents preferred stock investments.

  Cash Flow Data

	Year Ended December 31,
	2001	2000	1999
Purchases of non-marketable securities	$(98)	$(73)	$(5)
Net assets acquired	(1,020)	(76)	(93)

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

  Vehicle Services

  The Vehicle Services segment operates and franchises the Avis car rental brand and provides fleet management and fuel card services. The Company owns and operates the Avis car rental franchise system and franchises vehicle rentals to business and leisure travelers. The Company also provides fleet and fuel card related products and services to corporate clients and government agencies. These services included management and leasing of vehicles, fuel card payment and reporting and other fee-based services for clients' vehicle fleets. The Company leases vehicles primarily to corporate fleet users under operating and direct financing lease arrangements where the customer bears substantially all of the vehicle's residual value risk. In limited circumstances, the Company leases vehicles under closed-end leases where the Company bears all of the vehicle's residual value risk.

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

  Year Ended December 31, 2001

	Real Estate Services	Hospitality(a)	Travel Distribution	Vehicle Services
Net revenues(b)	$1,859	$1,522	$437	$3,322
Adjusted EBITDA	939	513	108	290
Non-vehicle depreciation and amortization	116	119	26	102
Segment assets exclusive of assets under programs(c)	3,826	2,957	3,854	4,260
Assets under management and mortgage programs	3,573	222	—	8,073
Capital expenditures	41	70	22	74
	Financial Services	Corporate and Other(d)	Total
Net revenues(b)	$1,402	$71	$8,613
Adjusted EBITDA	310	(73)	2,087
Non-vehicle depreciation and amortization	73	41	477
Segment assets exclusive of assets under programs(c)	1,611	3,858	20,366
Assets under management and mortgage programs	—	—	11,868
Capital expenditures	64	58	329

  Year Ended December 31, 2000

	Real Estate Services	Hospitality(a)	Travel Distribution	Vehicle Services
Net revenues(b)	$1,461	$918	$99	$230
Adjusted EBITDA	752	385	10	169
Non-vehicle depreciation and amortization	103	80	2	21
Segment assets exclusive of assets under programs(c)	3,262	1,906	22	1,292
Assets under management and mortgage programs	2,861	—	—	—
Capital expenditures	39	38	1	1
	Financial Services	Corporate and Other(d)	Total
Net revenues(b)	$1,380	$232	$4,320
Adjusted EBITDA	373	(104)	1,585
Non-vehicle depreciation and amortization	59	56	321
Segment assets exclusive of assets under programs(c)	1,525	2,884	10,891
Assets under management and mortgage programs	—	—	2,861
Capital expenditures	74	39	192

  Year Ended December 31, 1999

	Real Estate Services	Hospitality(a)	Travel Distribution	Vehicle Services
Net revenues(b)	$1,383	$920	$91	$1,109
Adjusted EBITDA	727	420	7	246
Non-vehicle depreciation and amortization	95	76	2	36
Segment assets exclusive of assets under programs(c)	3,225	1,908	21	1,305
Assets under management and mortgage programs	2,726	—	—	—
Capital expenditures	69	51	1	24
	Financial Services	Corporate and Other	Total
Net revenues(b)	$1,518	$734	$5,755
Adjusted EBITDA	305	89	1,794
Non-vehicle depreciation and amortization	58	71	338
Segment assets exclusive of assets under programs(c)	1,415	3,344	11,218
Assets under management and mortgage programs	—	—	2,726
Capital expenditures	47	47	239

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
(c)
Excludes assets of discontinued operations.
(d)
Includes the Company's equity investment of $2 million and $1 million in Entertainment Publication, Inc. at December 31, 2001 and 2000, respectively.

  Provided below is a reconciliation of Adjusted EBITDA to income (loss) before income taxes, minority interest and equity in Homestore.com.

	Year Ended December 31,
	2001	2000	1999
Adjusted EBITDA	$2,087	$1,585	$1,794
Non-vehicle depreciation and amortization	(477)	(321)	(338)
Other charges:
Restructuring and other unusual charges	(379)	(109)	(117)
Acquisition and integration related costs	(112)	—	—
Mortgage servicing rights impairment	(94)	—	—
Litigation settlement and related costs	(86)	(2)	(2,915)
Non-vehicle interest, net	(252)	(152)	(201)
Net gain (loss) on dispositions of businesses and impairment of investments	(24)	(8)	1,109

Income (loss) before income taxes, minority interest and equity in Homestore.com	$663	$993	$(668)

  The geographic segment information provided below is classified based on the geographic location of the Company's subsidiaries.

	United States	United Kingdom	All Other Countries	Total
2001
Net revenues	$7,842	$240	$531	$8,613
Total assets(a)	28,386	831	3,017	32,234
Net property and equipment	1,269	38	87	1,394
2000
Net revenues	$3,955	$161	$204	$4,320
Total assets(a)	13,026	604	122	13,752
Net property and equipment	672	27	36	735
1999
Net revenues	$4,916	$548	$291	$5,755
Total assets(a)	11,722	2,010	212	13,944
Net property and equipment	590	98	34	722

(a)
Excludes assets of discontinued operations.

27.  Selected Quarterly Financial Data—(unaudited)

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

	2001
	First(a)	Second(b)	Third(c)	Fourth(d)
Net revenues	$1,411	$2,319	$2,389	$2,494

Adjusted EBITDA	$418	$556	$570	$543

Income (loss) from continuing operations	$261	$220	$186	$(326)
Income from discontinued operations, net of tax	16	22	24	19
Cumulative effect of accounting changes, net of tax	(38)	—	—	—

Net income (loss)	$239	$242	$210	$(307)

CD common stock per share information:
Basic
Income (loss) from continuing operations	$0.30	$0.26	$0.22	$(0.33)
Net income (loss)	$0.28	$0.29	$0.25	$(0.31)
Weighted average shares	790	851	857	978
Diluted
Income (loss) from continuing operations	$0.28	$0.25	$0.21	$(0.33)
Net income (loss)	$0.26	$0.27	$0.23	$(0.31)
Weighted average shares	830	905	912	978
CD common stock market prices:
High	$14.76	$20.37	$21.53	$19.81
Low	$9.625	$13.89	$11.03	$12.04

	2001
	First(a)	Second(b)	Third(c)	Fourth(d)
Move.com common stock per share information:
Basic
Income (loss) from continuing operations	$10.41	$(0.63)
Net income (loss)	$10.34	$(0.63)
Weighted average shares	2	1
Diluted
Income (loss) from continuing operations	$10.13	$(0.63)
Net income (loss)	$10.07	$(0.63)
Weighted average shares	3	1

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

	2000
	First(a)	Second(b)	Third(c)	Fourth(d)
Net revenues	$1,041	$1,063	$1,145	$1,071

Adjusted EBITDA	375	380	457	373

Income from continuing operations	102	162	193	113
Income from discontinued operations, net of tax	25	13	21	32
Extraordinary loss, net of tax	(2)	—	—	—
Cumulative effect of accounting changes, net of tax	(56)	—	—	—

Net income	$69	$175	$214	$145

CD common stock per share information:
Basic
Income from continuing operations	$0.14	$0.23	$0.27	$0.16
Net income	$0.10	$0.25	$0.30	$0.20
Weighted average shares	717	722	725	731
Diluted
Income from continuing operations	$0.14	$0.22	$0.26	$0.15
Net income	$0.09	$0.24	$0.29	$0.20
Weighted average shares	769	762	759	757
CD common stock market prices:
High	$24 5/16	$18 3/4	$14 7/8	$12 9/16
Low	$16 3/16	$12 5/32	$10 5/8	$8 1/2
Move.com common stock per share information:
Basic and Diluted
Loss from continuing operations		$(0.67)	$(0.55)	$(0.54)
Net loss		$(0.67)	$(0.55)	$(0.54)
Weighted average shares		4	4	3

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
(b)
Includes $5 million ($3 million, after tax) of litigation settlement and related costs, which was partially offset by $4 million ($2 million, after tax) of gains related to the dispositions of businesses.
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

  On February 11, 2002, the Company acquired all of the outstanding common stock of Equivest Finance, Inc. ("Equivest") for approximately $98 million in cash. Equivest is a timeshare vacation services company that develops, markets and sells vacation services and vacation ownership interests to consumers.

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

  On April 1, 2002, the Company announced that it had entered into agreements to acquire all of the outstanding common stock of Trendwest Resorts, Inc. ("Trendwest") through a tax-free exchange of the Company's CD common stock. Trendwest markets, sells and finances vacation ownership interests. As part of the planned acquisition, the Company will assume $89 million of Trendwest debt, which it intends to repay. The number of shares of CD common stock to be paid to Trendwest stockholders will fluctuate between 55.4 million and 48.3 million shares, within a collar of $16.15 to $18.50 per share of CD common stock. The first step of the transaction, the purchase of more than 90% of the outstanding shares from certain Trendwest stockholders, is expected to close in May 2002, subject to customary regulatory approvals and the satisfaction of closing conditions. The purchase of the remaining 10% of the outstanding Trendwest shares will close upon the effectiveness of a registration statement relating to the issuance of CD common stock to such Trendwest stockholders. Management believes that this acquisition will provide the Company with significant geographic diversification and global presence in the timeshare industry.

* * * *

29.  Subsequent Events (unaudited)

  On April 17, 2002, the Company acquired all of the outstanding common stock of NRT, the largest residential real estate brokerage firm in the United States, for a total purchase price of approximately $230 million. The purchase was effected through issuing approximately 1.5 million shares of the Company's common stock. As part of the acquisition, the Company also assumed approximately $320 million of NRT debt, which was subsequently repaid. Management believes that NRT as a wholly-owned subsidiary of the Company will be a more efficient acquisition vehicle, experience greater opportunities to enhance mortgage and title penetration and achieve greater financial and operational synergies.

  On April 17, 2002, the Company acquired all of the outstanding common stock of Arvida, the largest residential real estate brokerage firm in Florida, for approximately $160 million in cash. Management believes that this acquisition will further enhance the Company's residential real estate position in Florida.

  On April 30, 2002, the Company completed the acquisition of approximately 90% of the outstanding common stock of Trendwest for $849 million, including $20 million of estimated transaction costs and expenses and $25 million related to the conversion of Trendwest employee stock options into CD common stock options. The acquisition consideration was funded through a tax-free exchange of approximately 42.6 million shares of CD common stock then-valued at $804 million. As part of the acquisition, the Company assumed $89 million of Trendwest debt, which was subsequently repaid. The Company purchased the remaining 10% of the outstanding Trendwest shares through a short form merger on June 3, 2002 for approximately $87 million, which was funded through a tax-free exchange of approximately 4.8 million shares of CD common stock then-valued at $87 million. Trendwest is now part of the Company's Hospitality segment. Management believes that this acquisition will provide the Company with significant geographic diversification and global presence in the timeshare industry.

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

  During May 2002, the Company redeemed approximately $79 million of its 7 3/4% notes for approximately $82 million in cash.

  From May through August 12, 2002, the Company redeemed certain of its zero coupon senior convertible contingent notes with a face amount of approximately $821 million and a carrying value of approximately $517 million for approximately $548 million in cash.

  On May 24, 2002, the Company funded the remaining balance of its stockholder litigation settlement liability with a cash payment of $1.2 billion.

  During June and July 2002, PHH issued $168 million of unsecured term notes with maturities ranging from June 2005 to June 2017 and bearing interest at a blended rate of 7.08%, of which approximately $85 million may be subject to repurchase by PHH in third quarter 2002.

  On July 25, 2002, the Company issued $750 million of rental car asset-backed notes under its AESOP Funding Program.

  On August 12, 2002, the Company signed a definitive agreement to acquire all of the outstanding common stock of The DeWolfe Companies, Inc. for approximately $149 million in cash. The acquisition is expected to close in September 2002, subject to the satisfaction of closing conditions. Management believes that this acquisition will provide the Company with greater penetration in the New England residential real estate market.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q/A for the quarterly period ended March 31, 2000 dated July 28, 2000).
3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q/A for the quarterly period ended March 31, 2000 dated July 28, 2000).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
4.2	Indenture between the Company and The Bank of Nova Scotia Trust Company of New York, as Trustee dated February 24, 1998.*
4.3	Form of 7 3/4% Global Note (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 4, 1998).
4.4	Form of 6.875% Note due 2006 (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed on November 2, 2001).
4.5	Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.0 to PHH Corporation's Current Report on Form 8-K dated December 12, 2000).
4.6	Supplemental Indenture No. 1 dated November 6, 2000 to the Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report on Form 8-K dated December 12, 2000).
4.7(a)	Supplemental Indenture No. 2 dated January 30, 2001 to the Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the 8 1/8% Notes were issued) (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report on Form 8-K dated February 8, 2001).
4.7(b)	Supplemental Indenture No. 3 dated as of May 30, 2002 to the Senior Debt Securities Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, as Trustee (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report Form 8-K dated June 4, 2002).
4.7(c)	Form of the 8 1/8% Notes due 2003 of PHH Corporation (Incorporated by reference to Exhibit 4.4 to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
4.8	Indenture dated February 13, 2001 between the Company and The Bank of New York, as Trustee (pursuant to which Zero Coupon Senior Convertible Contingent Debt Securities (the "CODES") due 2021 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 20, 2001).
4.9	Supplemental Indenture No. 1 dated June 13, 2001 to the Indenture dated February 13, 2001 between Cendant Corporation and The Bank of New York, as Trustee (pursuant to which the CODES due 2021 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 13, 2001).
4.10	Form of Zero Coupon Senior Convertible Contingent Debt Securities due 2021 (included in Exhibit 4.8).
4.11	Resale Registration Rights Agreement between Cendant Corporation and Goldman, Sachs & Co. dated as of May 4, 2001 (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on July 20, 2001).

4.12	Purchase Agreement (including as Exhibit A the form of the Warrant for the Purchase of Shares of Common Stock), dated December 15, 1999, between Cendant Corporation and Liberty Media Corporation (Incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 filed on February 4, 2000).
4.13	Resale Registration Rights Agreement dated as of February 13, 2001 between the Company and Lehman Brothers Inc. (Incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
4.14(a)	Indenture dated May 4, 2001 between the Company and The Bank of New York, as Trustee (pursuant to which the Zero Coupon Convertible Debentures due 2021 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 10, 2001).
4.14(b)	First Supplemental Indenture, dated as of May 1, 2002, to the Indenture dated as of May 4, 2001 between Cendant Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated May 1, 2002).
4.15	Form of 11% Senior Subordinated Notes due 2009 of Avis Group Holdings. (Included in Exhibit 4.20(a)).
4.16	Fourth Supplemental Indenture, dated as of July 27, 2001, to the Indenture dated February 24, 1998, between Cendant Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee (pursuant to which the Senior Notes (making up a portion of the Upper Decs) were issued) (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 1, 2001).
4.17	Indenture dated as of November 27, 2001 between Cendant Corporation and the Bank of Nova Scotia Trust Company of New York, as trustee (pursuant to which the 3 7/8% Convertible Senior Debentures Due 2011 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed December 6, 2001).
4.18	Form of 3 7/8% Convertible Senior Debenture due 2011 (included in Exhibit 4.17).
4.19	Registration Rights Agreement dated as of November 27, 2001 between Cendant Corporation and J. P. Morgan Securities (relating to the 3 7/8% Convertible Senior Debentures Due 2011) (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on February 25, 2002).
4.20(a)	Indenture, dated as of June 30, 1999, among Avis Group Holdings, Inc., the Subsidiary Guarantors and the Bank of New York (Incorporated by reference to Avis Group Holdings, Inc.'s Registration Statement on Form S-4 filed August 31, 1999).
4.20(b)	Supplemental Indenture dated as of April 2, 2001 to the Indenture dated June 30, 1999, among Avis Group Holdings, Inc., the Subsidiary Guarantors and The Bank of New York, as trustee (pursuant to which the 11% Senior Subordinated Notes due 2009 were issued) (Incorporated by reference to Avis Group Holdings, Inc.'s current report on form 8-K filed on April 13, 2001).
4.21	Forward Purchase Contract Agreement, dated as of July 27, 2001, between Cendant Corporation and Bank One Trust Company, National Association, as Forward Purchase Contract Agent (relating to the Upper Decs) (Incorporated in reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on August 1, 2001).
4.22	Form of Upper Decs Certificate (included in Exhibit 4.21).
4.23	Form of Stripped Upper Decs Certificate (included in Exhibit 4.21).
4.24	Form of Senior Notes (included in Exhibit 4.16).

4.25	Pledge Agreement, dated as of July 27, 2001, among Cendant Corporation, The Chase Manhattan Bank, as Collateral Agent, and Bank One Trust Company, National Association, as Forward Purchase Contract Agent (relating to the Upper Decs) (Incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on August 1, 2001).
4.26	Exchange and Registration Rights Agreement, dated August 13, 2001, between Cendant Corporation and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Credit Lyonnais Securities (USA) Inc., The Royal Bank of Scotland Plc, Scotia Capital (USA) Inc., The Williams Capital Group, L.P. and Tokyo-Mitsubishi International Plc (relating to the 6.875% Notes Due 2006) (Incorporated by reference to Exhibit 4.3 the Company's Registration Statement on Form S-4 filed on November 2, 2001).
4.27	PHH Corporation $443 million Note Purchase Agreement dated as of May 3, 2002 (incorporated by reference to Exhibit 4.1 of PHH Corporation's Form 10-Q dated August 14, 2002).
10.1(a)	Agreement with Henry R. Silverman, dated June 30, 1996 and as amended through December 17, 1997 (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-34517 dated August 28, 1997).
10.1(b)	Amendment to Agreement with Henry R. Silverman, dated December 31, 1998 (Incorporated by reference to Exhibit 10.1(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.1(c)	Amendment to Agreement with Henry R. Silverman, dated August 2, 1999 (Incorporated by reference to Exhibit 10.1(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.1(d)	Amendment to Agreement with Henry R. Silverman, dated May 15, 2000 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000).
10.2(a)	Agreement with Stephen P. Holmes, dated September 12, 1997 (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-34517 dated August 28, 1997).
10.2(b)	Amendment to Agreement with Stephen P. Holmes, dated January 11, 1999 (Incorporated by reference to Exhibit 10.2(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.2(c)	Amendment to Agreement with Stephen P. Holmes dated January 3, 2001.
10.3(a)	Agreement with James E. Buckman, dated September 12, 1997 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4, Registration No. 333-34517 dated August 28, 1997).
10.3(b)	Amendment to Agreement with James E. Buckman, dated January 11, 1999 (Incorporated by reference to Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.3(c)	Amendment to Agreement with James E. Buckman, dated January 3, 2001.*
10.4	Employment Agreement with Richard A. Smith, dated June 2, 2001.*
10.5	Second Amended and Restated Employment Agreement with John W. Chidsey, dated January 2, 2002.*
10.6	Agreement with Samuel L. Katz, amended and restated June 5, 2000 (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.6(a)	Consulting Agreement with Martin L. Edelman, dated March 21, 2001 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001, dated May 11, 2001).

10.6(b)	Employment Agreement with Kevin M. Sheehan, dated March 1, 2001 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on From 10-Q for the period ended March 31, 2001, dated May 11, 2001.)
10.7(a)	1987 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.16 to the Company's Form 10-Q for the period ended October 31, 1996).
10.7(b)	Amendment to 1987 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.8	1990 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1996).
10.9	1992 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1996).
10.10	1994 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1996).
10.11(a)	1997 Stock Option Plan (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 1997).
10.11(b)	Amendment to 1997 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.11(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.12(a)	1997 Stock Incentive Plan (Incorporated by reference to Appendix E to the Joint Proxy Statement/ Prospectus included as part of the Company's Registration Statement on Form S-4, Registration No. 333-34517 dated August 28, 1997).
10.12(b)	Amendment to 1997 Stock Incentive Plan dated March 27, 2000 (Incorporated by reference to Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.12(c)	Amendment to 1997 Stock Incentive Plan dated March 28, 2000 (Incorporated by reference to Exhibit 10.12(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.12(d)	Amendment to 1997 Stock Incentive Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.12(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.13(a)	HFS Incorporated's Amended and Restated 1993 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to HFS Incorporated's Registration Statement on Form S-8, Registration No. 33-83956).
10.13(b)	First Amendment to the Amended and Restated 1993 Stock Option Plan dated May 5, 1995 (Incorporated by reference to Exhibit 4.1 to HFS Incorporated's Registration Statement on Form S-8, Registration No. 33-094756).
10.13(c)	Second Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(b) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).
10.13(d)	Third Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(c) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).
10.13(e)	Fourth Amendment to the Amended and Restated 1993 Stock Option Plan dated May 20, 1996 (Incorporated by reference to Exhibit 4.5 to HFS Incorporated's Registration Statement on Form S-8, Registration No. 333-06733).
10.13(f)	Fifth Amendment to the Amended and Restated 1993 Stock Option Plan dated July 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).

10.13(g)	Sixth Amendment to the Amended and Restated 1993 Stock Option Plan dated September 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).
10.13(h)	Seventh Amendment to the Amended and Restated 1993 Stock Option Plan dated as of April 30, 1997 (Incorporated by reference to Exhibit 10.17(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.13(i)	Eighth Amendment to the Amended and Restated 1993 Stock Option Plan dated as of May 27, 1997 (Incorporated by reference to Exhibit 10.17(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
10.14	HFS Incorporated's 1992 Incentive Stock Option Plan and Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.6 to HFS Incorporated's Registration Statement on Form S-1, Registration No. 33-51422).
10.15	1992 Employee Stock Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-45183, dated January 29, 1998).
10.16	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.17	Cendant Corporation Move.com Group 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.18	$1,150,000,000 Amended and Restated Credit Agreement dated as of October 5, 2001 among Cendant Corporation, the lenders referred to therein and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 15, 2001).
10.19(a)	$1,750,000,000 Three Year Competitive Advance and Revolving Credit Agreement dated as of August 29, 2000 among the Company, the lenders parties thereto, and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.23(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.19(b)	Amendment to the Three Year Competitive Advance and Revolving Credit Agreement, dated as of February 22, 2001, among the Company, the lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.23(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.19(c)	Second Amendment dated October 5, 2001 to the Three Year Competitive Advance and Revolving Credit Agreement, dated as of August 29, 2000, among the Company, the lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent.*
10.20	Two-Year Competitive Advance and Revolving Credit Agreement dated March 4, 1997, as amended and restated through February 21, 2002, among PHH Corporation, the lenders parties thereto, and The Chase Manhattan Bank, as Administrative Agent. (Incorporated by reference to PHH Corporation's Current Report on Form 8-K filed on February 21, 2002).
10.21(a)	Five-year Competitive Advance and Revolving Credit Agreement dated March 4, 1997 as amended and restated through February 28, 2000, among PHH Corporation, the Lenders and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.24(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.21(b)	Amendment to the Five Year Competitive Advance and Revolving Credit Agreement, dated as of February 22, 2001, among PHH Corporation, the financial institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.25(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).

10.21(c)	Amendment to the Five Year Competitive Advance and Revolving Credit Agreement, dated as of February 21, 2002, among PHH Corporation, the financial institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.22	Agreement and Plan of Merger by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp. and Avis Group Holdings, Inc., dated as of November 11, 2000 (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 filed on November 14, 2000).
10.23	The Company's 1999 Non-Employee Directors Deferred Compensation Plan (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.24	Agreement and Plan of Merger, dated as of June 15, 2001 among the Company, Galaxy Acquisition Corp. and Galileo International, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 15, 2001).
10.25	Remarketing Agreement, dated as of July 27, 2001, among Cendant Corporation, Bank One Trust Company, National Association as Forward Purchase Contract Agent, and Salomon Smith Barney Inc., as Remarketing Agent (relating to the Upper Decs) (Incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on August 1, 2001).
10.26	Agreement and Plan of Merger by and among Cendant Corporation, Diamondhead Corporation and CheapTickets, Inc. dated August 13, 2001 (Incorporated by reference to Exhibit 99(D)(6) of the Company's Schedule TO filed on August 24, 2001).
10.27	Agreement and Plan of Merger by and among Cendant Corporation, Grand Slam Acquisition Corp. and Fairfield Communities, Inc. dated as of November 1, 2000 (Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 filed November 14, 2000).
10.28	Outsourcing Agreement by and among Cendant Corporation, Cendant Membership Services Holdings Subsidiary, Inc., Cendant Membership Services, Inc. and Trilegiant Corporation dated as of July 2, 2001 (Incorporated by reference to the Company's Current Report on Form 8-K filed on July 10, 2001).
10.29	Series 1997-2 Supplement, dated as of July 30, 1997, between AESOP Funding II L.L.C. and The Bank of New York, as Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Bank of New York. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).
10.30	Amendment No.1, dated as of November 19, 1999, to the Series 1997-2 Supplement, between AESOP Funding II L.L.C. and The Bank of New York, as Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.31	Amendment No.2, dated as of June 21, 2001, to the Series 1997-2 Supplement, between AESOP Funding II L.L.C. and The Bank of New York, as Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.32	Loan Agreement, dated as of July 30, 1997, between AESOP Leasing Corp. II, as borrower, AESOP Leasing Corp., as permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).

10.33	Master Motor Vehicle Finance Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing L.P., as lessor, Avis Rent A Car System, Inc., as lessee, individually and as the administrator, and Avis Rent A Car, Inc., as guarantor. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).
10.34	Master Motor Vehicle Operating Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing Corp. II, as lessor, Avis Rent A Car System, Inc., individually and as the administrator, certain Eligible Rental Car Companies, as lessees, and the Avis Rent A Car, Inc., as guarantor. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).
10.35	Supplemental Indenture No. 1, dated as of July 31, 1998, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and the Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.36	Amendment No. 1, dated as of July 31, 1998, to Loan Agreement, dated as of July 30, 1997 between AESOP Leasing L.P., as borrower, and AESOP Funding II L.L.C., as lender. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.37	Amended and Restated Loan Agreement, dated as of September 15, 1998, among AESOP Leasing L.P., as borrower, PV Holding Corp., as a permitted nominee of the borrower, Quartz Fleet Management, Inc., as a permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.38	Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of September 15, 1998, among AESOP Leasing L.P., as lessor, Avis Rent A Car System, Inc., individually and as Administrator, certain Eligible Rental Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.39	Supplemental Indenture No. 2, dated as of September 15, 1998, to Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and the Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.40	Amended and Restated Administration Agreement, dated as of September 15, 1998, AESOP Funding II L.L.C., AESOP Leasing L.P., AESOP Leasing Corp. II, Avis Rent A Car System, Inc., as Administrator and The Bank of New York, as Trustee. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.41	The Amended and Restated Series 1997-1 Supplement, dated as of June 29, 2001, between AESOP Funding II L.L.C. and The Bank of New York, as trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.42	The Amended and Restated Series 1998-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 1998-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).

10.43	The Amended and Restated Series 1999-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 1999-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.44	The Amended and Restated Series 2000-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.45	The Amended and Restated Series 2000-2 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.46	The Amended and Restated Series 2000-3 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-3 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.47	The Amended and Restated Series 2000-4 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-4 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.48	The Amended and Restated Series 2001-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2001-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.49	The Amended and Restated Series 2001-2 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2001-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.50	Base Indenture dated as of June 30, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank, as Indenture Trustee. (Incorporated by reference to Greyhound Funding LLC's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001) (File No. 333-40708).

10.51	Supplemental Indenture No. 1 dated as of October 28, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank to the Base Indenture dated as of June 30, 1999. (Incorporated by reference to Greyhound Funding LLC's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001) (File No. 333-40708).
10.52	Series 2001-1 Indenture Supplement between Greyhound Funding LLC and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 25, 2001 (Incorporated by reference to Greyhound Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2001).
10.53	Form of Notes (included in Exhibit 10.55).
10.54	Series 1999-2 Indenture Supplement between Greyhound Funding LLC and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 28, 1999. (Incorporated by reference to Greyhound Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2001).
10.55	Series 1999-3 Indenture Supplement among Greyhound Funding LLC, PHH Vehicle Management Services, LLC, as Administrator, certain CP Conduit Purchasers, certain APA Banks, certain Funding Agents and The Chase Manhattan Bank, as Administrative Agent and Indenture Trustee, dated as of October 28, 1999. (Incorporated by reference to Greyhound Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2001).
10.56	Second Amended and Restated Mortgage Loan Purchase and Servicing Agreement, dated as of October 31, 2000 among the Bishop's Gate Residential Mortgage Trust, Cendant Mortgage Corporation, Cendant Mortgage Corporation, as Servicer and PHH Corporation. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.57	Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Services Corporation and Cendant Mobility Financial Corporation. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.58	Receivables Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Financial Corporation and Apple Ridge Services Corporation. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.59	Transfer and Servicing Agreement dated as of April 25, 2000 by and between Apple Ridge Services Corporation, Cendant Mobility Financial Corporation, Apple Ridge Funding LLC and Bank One, National Association. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.60	Master Indenture among Apple Ridge Funding LLC, Bank One, National Association and The Bank Of New York dated as of April 25, 2000. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of Registrant
23	Consent of Deloitte & Touche LLP
99.1	Pro Forma Financial Information for the year ended December 31, 2001.
99.2	Press Release issued by Cendant Corporation on August 14, 2002, announcing the certification by Cendant executives of Cendant's financial statements (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002).

*
Previously filed on Form 10-K of the Company filed on April 1, 2002.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT CONSTITUTING PART OF SECTION 10(A) PROSPECTUS FOR FORM S-8 REGISTRATION STATEMENTS
TABLE OF CONTENTS
EXPLANATORY NOTE
PART I
PART II
PART III
PART IV
SIGNATURES
Cendant Corporation and Subsidiaries CONSOLIDATED BALANCE SHEETS (In millions, except share data)
Cendant Corporation and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in millions, except per share amounts)
EXHIBIT INDEX