Form 10-Q
period 2002-06-30
CENDANT CORP
filed 2002-08-14
CIK 723612

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                           COMMISSION FILE NO. 1-10308

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

The number of shares outstanding of the Registrant's common stock was 1,040,187,369 shares as of July 31, 2002.


================================================================================

                      CENDANT CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                           PAGE
PART I    Financial Information

Item 1.   Financial Statements

          Independent Accountants' Report                                                    1

          Consolidated Condensed Statements of Income for the three and six months
          ended June 30, 2002 and 2001                                                       2

          Consolidated Condensed Balance Sheets as of June 30, 2002 and
          December 31, 2001                                                                  3

          Consolidated Condensed Statements of Cash Flows for the six months
          ended June 30, 2002 and 2001                                                       4

          Notes to Consolidated Condensed Financial Statements                               5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                         20

Item 3.   Quantitative and Qualitative Disclosures About Market Risks                       34

PART II   Other Information

Item 1.   Legal Proceedings                                                                 34

Item 2.   Changes in Securities and Use of Proceeds                                         34

Item 4.   Submission of Matters to a Vote of Security Holders                               34

Item 5.   Other Information                                                                 35

Item 6.   Exhibits and Reports on Form 8-K                                                  35

          Signatures                                                                        36

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Cendant Corporation
New York, New York

We have reviewed the accompanying consolidated condensed balance sheet of Cendant Corporation and subsidiaries (the "Company") as of June 30, 2002 and the related consolidated condensed statements of income and cash flows for the three and six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 7, 2002 (April 1, 2002 as to the subsequent events described in Note 28 and August 12, 2002 as to the effects of the discontinued operation described in Notes 1 and 5 and as to the pro forma effect of the non-amortization of goodwill disclosed in Note 1), we expressed an unqualified opinion (and included explanatory paragraphs relating to the modification of the accounting treatment relating to securitization transactions, the accounting for derivative instruments and hedging activities and the revision of certain revenue recognition policies, as discussed in Note 1 and as to the effects of the discontinued operation as discussed in Notes 1 and 5 to the consolidated financial statements) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP
New York, New York
August 12, 2002

                      CENDANT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JUNE 30,                   JUNE 30,
                                                                ------------------------   ------------------------
                                                                   2002          2001         2002         2001
                                                                -----------   ----------   ----------   -----------
REVENUES
 Service fees and membership-related, net                       $     2,798  $     1,348   $    4,501   $     2,414
 Vehicle-related                                                        981          965        1,871         1,296
 Other                                                                    5            6           28            20
                                                                -----------  -----------   ----------   -----------
Net revenues                                                          3,784        2,319        6,400         3,730
                                                                -----------  -----------   ----------   -----------

EXPENSES
 Operating                                                            1,831          685        2,695         1,069
 Vehicle depreciation, lease charges and interest, net                  510          542        1,009           721
 Marketing and reservation                                              358          322          679           571
 General and administrative                                             286          214          556           395
 Non-program related depreciation and amortization                      111          116          216           209
 Other charges:
  Acquisition and integration related costs                             207            -          207             8
  Litigation settlement and related costs, net                            8            9           19            19
  Restructuring and other unusual charges                                 -            -            -           185
 Non-program related interest, net                                       60           61          126           123
                                                                -----------  -----------   ----------   -----------
Total expenses                                                        3,371        1,949        5,507         3,300
                                                                -----------  -----------   ----------   -----------

Net gain on dispositions of businesses                                    -            -            -           435
                                                                -----------  -----------   ----------   -----------

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND
  EQUITY IN HOMESTORE.COM                                               413          370          893           865
Provision for income taxes                                              141          127          304           330
Minority interest, net of tax                                             6            5            8            18
Losses related to equity in Homestore.com, net of tax                     -           18            -            36
                                                                -----------  -----------   ----------   -----------
INCOME FROM CONTINUING OPERATIONS                                       266          220          581           481
Income from discontinued operations, net of tax                          24           22           51            38
Loss on disposal of discontinued operations, net of tax                (256)           -         (256)            -
                                                                -----------  -----------   ----------   -----------
INCOME BEFORE EXTRAORDINARY LOSSES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES                                           34          242          376           519
Extraordinary losses, net of tax                                        (27)           -          (27)            -
                                                                -----------  ------------------------   -----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                     7          242          349           519
Cumulative effect of accounting changes, net of tax                       -            -            -           (38)
                                                                -----------  -----------   ----------   -----------
NET INCOME                                                      $         7  $       242   $      349   $       481
                                                                ===========  ===========   ==========   ===========

CD COMMON STOCK INCOME PER SHARE
  BASIC
   Income from continuing operations                            $      0.26  $      0.26   $     0.58   $      0.56
   Net income                                                          0.01         0.29         0.35          0.57

  DILUTED
   Income from continuing operations                            $      0.25  $      0.25   $     0.56   $      0.54
   Net income                                                          0.01         0.27         0.34          0.54

            See Notes to Consolidated Condensed Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                               JUNE 30,      DECEMBER 31,
                                                                                                 2002            2001
                                                                                            --------------  --------------
ASSETS
Current assets
 Cash and cash equivalents                                                                  $          486  $        1,942
 Restricted cash                                                                                       519             211
 Receivables, net                                                                                    1,438           1,313
 Stockholder litigation settlement trust                                                                 -           1,410
 Deferred income taxes                                                                                 247             697
 Assets of discontinued operations                                                                       -           1,310
 Other current assets                                                                                  917             834
                                                                                            --------------  --------------
Total current assets                                                                                 3,607           7,717

Property and equipment, net                                                                          1,589           1,394
Deferred income taxes                                                                                  971             771
Franchise agreements, net                                                                              838           1,656
Goodwill, net                                                                                       10,110           7,360
Other intangibles, net                                                                               1,420           1,210
Other non-current assets                                                                             1,384           1,568
                                                                                            --------------  --------------
Total assets exclusive of assets under programs                                                     19,919          21,676
                                                                                            --------------  --------------

Assets under management and mortgage programs
 Mortgage loans held for sale                                                                          800           1,244
 Relocation receivables                                                                                231             292
 Vehicle-related, net                                                                                8,287           8,073
 Timeshare receivables                                                                                 675             222
 Mortgage servicing rights                                                                           2,217           2,037
                                                                                            --------------  --------------
                                                                                                    12,210          11,868
                                                                                            --------------  --------------

TOTAL ASSETS                                                                                $       32,129  $       33,544
                                                                                            ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts   payable  and  other current liabilities                                         $        3,589  $        3,468
 Current portion of long-term debt                                                                      21             401
 Stockholder litigation settlement                                                                       -           2,850
 Liabilities of discontinued operations                                                                  -             172
 Deferred income                                                                                       750             900
                                                                                            --------------  --------------
Total current liabilities                                                                            4,360           7,791

Long-term debt, excluding Upper DECS                                                                 5,445           5,731
Upper DECS                                                                                             863             863
Deferred income                                                                                        304             297
Other non-current liabilities                                                                          694             525
                                                                                            --------------  --------------
Total liabilities exclusive of liabilities under programs                                           11,666          15,207
                                                                                            --------------  --------------

Liabilities under management and mortgage programs
 Debt                                                                                               10,109           9,844
 Deferred income taxes                                                                               1,017           1,050
                                                                                            --------------  --------------
                                                                                                    11,126          10,894
                                                                                            --------------  --------------

Mandatorily redeemable preferred interest in a subsidiary                                              375             375
                                                                                            --------------  --------------

Commitments and contingencies (Note 12)

Stockholders' equity
 Preferred stock, $.01 par value - authorized 10 million shares; none issued and
  outstanding                                                                                            -               -
 CD common stock, $.01 par value - authorized 2 billion shares; issued 1,236,213,564
  and 1,166,492,626 shares                                                                              12              11
 Additional paid-in capital                                                                         10,074           8,676
 Retained earnings                                                                                   2,761           2,412
 Accumulated other comprehensive loss                                                                   (4)           (264)
 CD treasury stock, at cost, 195,376,261 and 188,784,284 shares                                     (3,881)         (3,767)
                                                                                            --------------  --------------
Total stockholders' equity                                                                           8,962           7,068
                                                                                            --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $       32,129  $       33,544
                                                                                            ==============  ==============

            See Notes to Consolidated Condensed Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                                      SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                               ------------------------------
                                                                                                   2002              2001
                                                                                               -------------    -------------
OPERATING ACTIVITIES
Net income                                                                                     $         349    $         481
Adjustments to arrive at income from continuing operations                                               232                -
                                                                                               -------------    -------------
Income from continuing operations                                                                        581              481

Adjustments to reconcile income from continuing operations
  to net cash provided by (used in) operating activities:
 Non-program related depreciation and amortization                                                       216              209
 Non-cash portion of other charges, net                                                                  163               31
 Net gain on dispositions of businesses                                                                    -             (435)
 Deferred income taxes                                                                                   241              233
 Proceeds from sales of trading securities                                                                 -              110
 Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
  Receivables                                                                                           (119)            (142)
  Income taxes                                                                                          (294)              29
  Accounts payable and other current liabilities                                                         (97)             (95)
  Payment of stockholder litigation settlement liability                                              (2,850)               -
  Deferred income                                                                                       (153)             (41)
  Other, net                                                                                              55               52
                                                                                               -------------    -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES EXCLUSIVE OF
 MANAGEMENT AND MORTGAGE PROGRAMS                                                                     (2,257)             432
                                                                                               -------------    -------------

MANAGEMENT AND MORTGAGE PROGRAMS:
 Depreciation and amortization                                                                         1,053              686
 Origination of mortgage loans                                                                       (17,736)         (18,487)
 Proceeds on sale of and payments from mortgage loans held for sale                                   18,212           18,551
                                                                                               -------------    -------------
                                                                                                       1,529              750
                                                                                               -------------    -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                     (728)           1,182
                                                                                               -------------    -------------

INVESTING ACTIVITIES
Property and equipment additions                                                                        (139)            (146)
Proceeds from (payments to) stockholder litigation settlement trust                                    1,410             (500)
Net assets acquired (net of cash acquired) and acquisition-related payments                             (623)          (1,727)
Net proceeds from dispositions of businesses                                                           1,200                -
Other, net                                                                                               (21)             (35)
                                                                                               -------------    -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES EXCLUSIVE OF
 MANAGEMENT AND MORTGAGE PROGRAMS                                                                      1,827           (2,408)
                                                                                               -------------    -------------

MANAGEMENT AND MORTGAGE PROGRAMS:
 Investment in vehicles                                                                               (7,577)          (4,673)
 Payments received on investment in vehicles                                                           6,397            3,608
 Origination of timeshare receivables                                                                   (498)            (155)
 Principal collection of timeshare receivables                                                           414              162
 Equity advances on homes under management                                                            (2,909)          (3,026)
 Repayment on advances on homes under management                                                       2,974            3,017
 Additions to mortgage servicing rights and related hedges, net                                         (377)            (335)
 Proceeds from sales of mortgage servicing rights                                                          9               26
                                                                                               -------------    -------------
                                                                                                      (1,567)          (1,376)
                                                                                               -------------    -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                      260           (3,784)
                                                                                               -------------    -------------

FINANCING ACTIVITIES
Proceeds from borrowings                                                                                   3            2,697
Principal payments on borrowings                                                                      (1,126)            (845)
Issuances of common stock                                                                                106              750
Repurchases of common stock                                                                             (137)             (28)
Other, net                                                                                               (24)             (55)
                                                                                               -------------    -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES EXCLUSIVE OF
 MANAGEMENT AND MORTGAGE PROGRAMS                                                                     (1,178)           2,519
                                                                                               -------------    -------------

MANAGEMENT AND MORTGAGE PROGRAMS:
 Proceeds from borrowings                                                                              7,355            8,138
 Principal payments on borrowings                                                                     (7,187)          (7,165)
 Net change in short-term borrowings                                                                     (36)              62
                                                                                               -------------    -------------
                                                                                                         132            1,035
                                                                                               -------------    -------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                   (1,046)           3,554
                                                                                               -------------    -------------
Effect of changes in exchange rates on cash and cash equivalents                                         (16)              (3)
Cash provided by discontinued operations                                                                  74               77
                                                                                               -------------    -------------
Net increase (decrease) in cash and cash equivalents                                                  (1,456)           1,026
Cash and cash equivalents, beginning of period                                                         1,942              856
                                                                                               -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $         486    $       1,882
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

     In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. The Consolidated Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K/A dated August 14, 2002.

     On May 22, 2002, the Company sold its car parking facility business, National Car Parks ("NCP"). In connection with the disposition, the account balances and activities of NCP have been segregated and reported as a discontinued operation for all periods presented. In addition, certain other reclassifications have been made to prior period amounts to conform to the current period presentation.

     REVENUE RECOGNITION FOR REAL ESTATE BROKERAGE BUSINESS
     In connection with the Company's acquisitions of NRT Incorporated ("NRT") and Arvida Realty Services ("Arvida"), real estate commissions are recorded as revenue on a gross basis upon the closing of a purchase or sale of a home. The amounts paid to real estate agents are recorded as a component of operating expenses. During the six months ended June 30, 2002, the amounts paid to real estate agents approximated $657 million.

     CHANGES IN ACCOUNTING POLICIES
     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," in its entirety. Prior to the adoption of SFAS No. 142, all intangible assets were amortized on a straight-line basis over their estimated periods to be benefited. Subsequent to the adoption, the Company did not amortize any goodwill or indefinite-lived intangible assets during 2002.

     In connection with the implementation of SFAS No. 142, the Company is required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company reviewed the carrying value of all its goodwill and other intangible assets by comparing such amounts to their fair value and determined that the carrying amounts of such assets did not exceed their respective fair values. Accordingly, the initial implementation of this standard did not result in a charge and, as such, did not impact the Company's results of operations during 2002.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. SFAS No. 146 addresses financial accounting and reporting for costs incurred in connection with exit or disposal activities, including restructurings, and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred, as opposed to a liability being recognized at the time of a commitment to an exit plan, which was the standard for liability recognition under EITF Issue No. 94-3. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial condition or results of operations.

2.   EARNINGS PER SHARE

     Earnings per share ("EPS") for the three and six months ended June 30, 2001 was calculated using the two-class method as shares of Move.com common stock were outstanding during such periods. The Company ceased using the two-class method upon the repurchase of all outstanding Move.com shares on June 30, 2001. Accordingly, the calculation for the three and six months ended June 30, 2002 does not reflect the application of the two-class method.

     Income per common share from continuing operations for CD common stock was computed as follows:

                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                         JUNE 30,                  JUNE 30,
                                                                ------------------------   -----------------------
                                                                    2002         2001         2002         2001
                                                                -----------  -----------   ----------   ----------
     INCOME FROM CONTINUING OPERATIONS:
      Cendant Group                                             $       266  $       220   $      581   $      226
      Cendant Group's retained interest in Move.com Group               -              1            -          238
                                                                -----------  -----------   ----------   -----------
     Income from continuing operations for basic EPS                    266          221          581          464
     Convertible debt interest, net of tax                                -            3            1            6
     Adjustment to Cendant Group's retained interest in
      Move.com Group (a)                                                  -            -            -           (3)
                                                                -----------  -----------   ----------   -----------
     Income from continuing operations for diluted EPS          $       266  $       224   $      582   $      467
                                                                ===========  ===========   ==========   ===========

                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                        JUNE 30,                   JUNE 30,
                                                                ------------------------   -----------------------
                                                                    2002         2001         2002         2001
                                                                -----------  -----------   ----------   ----------
     WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                            1,023          851        1,001          820
      Stock options, warrants and non-vested shares                      30           36           32           30
      Convertible debt                                                    -           18            3           18
                                                                -----------  -----------   ----------   ----------
     Diluted                                                          1,053          905        1,036          868
                                                                ===========  ===========   ==========   ==========

     INCOME PER SHARE:
     Basic
      Income from continuing operations                         $      0.26  $      0.26   $     0.58   $     0.56
      Income from discontinued operations                              0.02         0.03         0.05         0.05
      Loss on disposal of discontinued operations                     (0.25)           -        (0.26)           -
      Extraordinary losses                                            (0.02)           -        (0.02)           -
      Cumulative effect of accounting changes                             -            -            -        (0.04)
                                                                -----------  -----------   ----------   ----------
      Net income                                                $      0.01  $      0.29   $     0.35   $     0.57
                                                                ===========  ===========   ==========   ==========

     Diluted
      Income from continuing operations                         $      0.25  $      0.25   $     0.56   $     0.54
      Income from discontinued operations                              0.02         0.02         0.05         0.04
      Loss on disposal of discontinued operations                     (0.24)           -        (0.25)           -
      Extraordinary losses                                            (0.02)           -        (0.02)           -
      Cumulative effect of accounting changes                             -            -            -        (0.04)
                                                                -----------  -----------   ----------   ----------
      Net income                                                $      0.01  $      0.27   $     0.34   $     0.54
                                                                ===========  ===========   ==========   ==========

     (a) Represents the change in Cendant Group's retained interest in Move.com Group due to the dilutive impact of Move.com common stock options.

     The following table summarizes the Company's outstanding common stock equivalents, which were antidilutive and, therefore, excluded from the computation of diluted EPS for CD common stock:






                                                                                                   JUNE 30,
                                                                                           -----------------------
                                                                                              2002         2001
                                                                                           ----------   ----------
     Options (a)                                                                                  121           94
     Warrants (b)                                                                                   2            2
     Upper DECS (c)                                                                                40            -

     ----------
     (a) The weighted average exercise prices for antidilutive options at June 30, 2002 and 2001 were $21.56 and $22.81, respectively.
     (b) The weighted average exercise price for antidilutive warrants at June 30, 2002 and 2001 was $21.31.
     (c) The appreciation price for antidilutive Upper DECS at June 30, 2002 was $28.42.

     The Company's contingently convertible debt securities issued during first quarter 2001, which provided for the potential issuance of approximately 36 million and 49 million shares of CD common stock as of June 30, 2002 and 2001, respectively, were not included in the computation of diluted EPS for the three and six months ended June 30, 2002 and 2001, respectively, as the related contingency provisions were not satisfied during such periods. Additionally, the Company's contingently convertible debt securities issued during the second quarter of 2001, which provide for the potential issuance of approximately 39 million shares of CD common stock as of June 30, 2002 and 2001, were not included in the computation of diluted EPS for the three and six months ended June 30, 2002 and 2001 as the related contingency provisions were not satisfied during such periods. Further, the Company's contingently convertible debt securities issued during the fourth quarter of 2001, which provide for the potential issuance of approximately 50 million shares of CD common stock as of June 30, 2002, were not included in the computation of diluted EPS for the three and six months ended June 30, 2002 as the related contingency provisions were not satisfied during such periods.

     Income per common share from continuing operations for Move.com common stock was computed as follows:

                                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                         JUNE 30, 2001            JUNE 30, 2001
                                                                     ---------------------   ----------------------
     INCOME FROM CONTINUING OPERATIONS:
      Move.com Group                                                 $                   -    $                 255
      Less: Cendant Group's retained interest in
            Move.com Group                                                               1                      238
                                                                     ---------------------   ----------------------
     Income (loss) from continuing operations for basic EPS                             (1)                      17
      Adjustment to Cendant Group's retained interest in
       Move.com Group (a)                                                                -                        3
                                                                     ---------------------   ----------------------
     Income (loss) from continuing operations for diluted EPS        $                  (1)  $                   20
                                                                     =====================   ======================

     WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic and Diluted                                                                   1                        2
                                                                     =====================   ======================

     INCOME (LOSS) PER SHARE:
     Basic
      Income (loss) from continuing operations                       $               (0.63)  $                 9.94
      Cumulative effect of accounting changes                                            -                    (0.07)
                                                                     ---------------------   ----------------------
      Net income (loss)                                              $               (0.63)  $                 9.87
                                                                     =====================   ======================
     Diluted
      Income (loss) from continuing operations                       $               (0.63)  $                 9.81
      Cumulative effect of accounting changes                                            -                    (0.07)
                                                                     ---------------------   ----------------------
      Net income (loss)                                              $               (0.63)  $                 9.74
                                                                     =====================   ======================

     ----------
     (a)Represents the change in Cendant Group's retained interest in Move.com Group due to the dilutive impact of Move.com common stock options.

3.   ACQUISITIONS

     NRT INCORPORATED. On April 17, 2002, the Company acquired all of the outstanding common stock of NRT, the largest residential real estate brokerage firm in the United States, for $230 million, including $3 million of estimated transaction costs and expenses and $11 million related to the conversion of NRT employee stock appreciation rights to CD common stock options. The acquisition consideration was funded through a tax-free exchange of 11.5 million shares of CD common stock then-valued at $216 million, which included approximately 1.5 million shares of CD common stock then-valued at $30 million in exchange for existing NRT options. As part of the acquisition, the Company also assumed approximately $320 million of NRT debt, which was subsequently repaid. Prior to the acquisition, NRT operated as a joint venture between the Company and Apollo Management, L.P. that acquired independent real estate brokerages, converted them to one of the Company's real estate brands and operated under the brand pursuant to two 50-year franchise agreements with the Company. Management believes that NRT as a wholly-owned subsidiary of the Company will be a more efficient acquisition vehicle, experience greater opportunities to enhance mortgage and title penetration and achieve greater financial and operational synergies.

     The preliminary allocation of the purchase price is summarized as follows:

                                                                                                          AMOUNT
                                                                                                       ------------
     Issuance of CD common stock                                                                       $        216
     Fair value of converted stock appreciation rights                                                           11
     Transaction costs and expenses                                                                               3
                                                                                                       ------------
     Total purchase price                                                                                       230
     Book value of Cendant's franchise agreements with NRT                                                      923
     Book value of Cendant's existing net investment in NRT                                                     403
                                                                                                       ------------
     Cendant's basis in NRT                                                                                   1,556
     Plus: Historical value of liabilities assumed in excess of assets acquired                                 238
     Less: Fair value adjustments (*)                                                                           210
                                                                                                       ------------
     Excess purchase price over fair value of assets acquired and liabilities assumed                  $      1,584
                                                                                                       ============

     ----------
     (*) Primarily represents the allocation of the purchase price to the pendings and listings intangible asset.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                                                                                                          AMOUNT
                                                                                                       ------------
     Total current assets                                                                              $        432
     Property and equipment, net                                                                                127
     Intangible assets                                                                                          218
     Goodwill                                                                                                 1,584
     Other non-current assets                                                                                    48
                                                                                                       ------------
     TOTAL ASSETS ACQUIRED                                                                                    2,409
                                                                                                       ------------

     Total current liabilities                                                                                  581
     Long-term debt                                                                                             272
                                                                                                       ------------
     TOTAL LIABILITIES ASSUMED                                                                                  853
                                                                                                       ------------

     NET ASSETS ACQUIRED                                                                               $      1,556
                                                                                                       ============

     A portion of the purchase price ($198 million) was allocated to the value associated with NRT's pendings and listings at the acquisition date. This intangible asset is being amortized over the related contract closing period, which is not expected to exceed five months from the date of acquisition. As of June 30, 2002, the Company had amortized $173 million of this asset. The goodwill was assigned to the Company's Real Estate Services segment. The Company expects $177 million of such goodwill to be deductible for tax purposes.

     ARVIDA REALTY SERVICES. On April 17, 2002, the Company acquired all of the outstanding common stock of Arvida, the largest residential real estate brokerage firm in Florida, for approximately $160 million in cash, resulting in goodwill of $158 million. Management believes that this acquisition will further enhance the Company's residential real estate position in Florida. This acquisition was not significant.

     TRENDWEST RESORTS, INC. On April 30, 2002, the Company acquired approximately 90% of the outstanding common stock of Trendwest Resorts, Inc. ("Trendwest") for $849 million, including $20 million of estimated transaction costs and expenses and $25 million related to the conversion of Trendwest employee stock options into CD common stock options. The acquisition consideration was funded through a tax-free exchange of approximately 42.6 million shares of CD common stock then-valued at $804 million. As part of the acquisition, the Company assumed $89 million of Trendwest debt, which was subsequently repaid. The Company purchased the remaining 10% of the outstanding Trendwest shares through a short form merger on June 3, 2002 for approximately $87 million, which was funded through a tax-free exchange of approximately 4.8 million shares of CD common stock then-valued at $87 million. The minority interest recorded in connection with Trendwest's results between April 30, 2002 and June 30, 2002 was not material. Trendwest markets, sells and finances vacation ownership interests and is now part of the Company's Hospitality segment. Management believes that this acquisition will provide the Company with significant geographic diversification and global presence in the timeshare industry.

     The preliminary allocation of the purchase price is summarized as follows:

                                                                                                          AMOUNT
                                                                                                       ------------
     Issuance of CD common stock                                                                       $        891
     Fair value of converted options                                                                             25
     Transaction costs and expenses                                                                              20
                                                                                                       ------------
     Total purchase price                                                                                       936
     Less: Historical value of assets acquired in excess of liabilities assumed                                 234
     Plus: Fair value adjustments (*)                                                                             1
                                                                                                       ------------
     Excess purchase price over fair value of assets acquired and liabilities assumed                  $        703
                                                                                                       ============

     ----------
     (*) Primarily represents deferred tax liabilities for book-tax differences, largely offset by the allocation of the purchase price to identifiable intangible assets.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                                                                                                          AMOUNT
                                                                                                       ------------
     Total current assets                                                                              $        324
     Property and equipment, net                                                                                 44
     Intangible assets                                                                                           24
     Goodwill                                                                                                   703
     Other non-current assets                                                                                    34
                                                                                                       ------------
     TOTAL ASSETS ACQUIRED                                                                                    1,129
                                                                                                       ------------

     Total current liabilities                                                                                  104
     Long-term debt                                                                                              89
                                                                                                       ------------
     TOTAL LIABILITIES ASSUMED                                                                                  193
                                                                                                       ------------

     NET ASSETS ACQUIRED                                                                               $        936
                                                                                                       ============

     The goodwill was assigned to the Company's Hospitality segment. The Company does not expect any of this goodwill to be deductible for tax purposes.

     OTHER. During 2002, the Company also completed other acquisitions for aggregate consideration of approximately $487 million in cash, resulting in goodwill of $338 million, the majority of which was allocated to the Company's Hospitality segment. Such other acquisitions included Equivest Finance, Inc., a timeshare developer, for approximately $98 million in cash; Novasol AS, a marketer of privately owned vacation properties, for approximately $66 million and Sigma, a distribution partner of the Company's Galileo International, Inc. subsidiary, for approximately $112 million. These acquisitions were not significant.

     Pro forma net revenues, income from continuing operations, net income and the related per share data would have been as follows had the acquisitions of Trendwest and NRT occurred on January 1st of each period presented:

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                    -------------------------------
                                                                                         2002             2001
                                                                                    -------------    --------------
     Net revenues                                                                   $       7,453    $        5,378
     Income from continuing operations                                                        511               349
     Net income                                                                               279               349

     CD COMMON STOCK INCOME PER SHARE:
      BASIC
        Income from continuing operations                                           $        0.49    $         0.38
        Net income                                                                           0.27              0.38
      DILUTED
        Income from continuing operations                                           $        0.48    $         0.36
         Net income                                                                          0.26              0.36

     These pro forma results do not give effect to any synergies expected to result from the acquisitions of Trendwest and NRT and are not necessarily indicative of what actually would have occurred if the acquisition had been consummated on January 1st of each period, nor are they necessarily indicative of future consolidated results. The Company is in the process of integrating the operations of its acquired businesses and expects to incur costs relating to such integrations. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating certain other activities. These costs will be recorded on the Company's Consolidated Condensed Balance Sheet as adjustments to the purchase price or on the Company's Consolidated Condensed Statement of Income as expenses, as appropriate.

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

     The results of operations of these businesses have been included in the Company's Consolidated Condensed Statements of Income since their respective dates of acquisition.

4.   DISCONTINUED OPERATIONS

     As previously discussed in Note 1, on May 22, 2002, the Company sold its car parking facility business, NCP, a then-wholly-owned subsidiary within its Vehicle Services segment, for approximately $1.2 billion in cash. The Company recorded an after-tax loss of approximately $256 million on the sale of this business. NCP operated off-street commercial parking facilities and managed on-street parking and related operations on behalf of town and city administration in England.

     Summarized statement of income data for NCP consisted of:

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JUNE 30,                   JUNE 30,
                                                                ------------------------   ------------------------
                                                                    2002         2001         2002         2001
                                                                -----------  -----------  -----------   -----------
     Net revenues                                               $        57  $        85  $       155   $       159
                                                                ===========  ===========  ===========   ===========

     INCOME FROM DISCONTINUED OPERATIONS:
     Income before income taxes                                 $        28  $        26  $        60   $        45
     Provision for income taxes                                           4            4            9             7
                                                                -----------  -----------  -----------   -----------
     Income from discontinued operations, net of tax            $        24  $        22  $        51   $        38
                                                                ===========  ===========  ===========   ===========

     LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS:
     Loss on disposal of discontinued operations                $      (236)              $      (236)
     Provision for income taxes                                          20                        20
                                                                -----------               -----------
     Loss on disposal of discontinued operations, net of tax    $      (256)              $      (256)
                                                                ===========               ===========

     Summarized balance sheet data for NCP consisted of:

                                                                                                     DECEMBER 31,
                                                                                                         2001
                                                                                                   ----------------
     ASSETS OF DISCONTINUED OPERATIONS:
     Current assets                                                                                $             85
     Property and equipment                                                                                     599
     Goodwill                                                                                                   618
     Other assets                                                                                                 8
                                                                                                   ----------------
     Total assets of discontinued operations                                                       $          1,310
                                                                                                   ================

     LIABILITIES OF DISCONTINUED OPERATIONS:
     Current liabilities                                                                           $             69
     Other liabilities                                                                                          103
                                                                                                   ----------------
     Total liabilities of discontinued operations                                                  $            172
                                                                                                   ================

     As NCP was sold on May 22, 2002, there is no balance sheet data to present as of June 30, 2002.

5.   OTHER CHARGES

     ACQUISITION AND INTEGRATION RELATED COSTS. During second quarter 2002, the Company incurred charges of $207 million primarily related to the acquisition and integration of NRT and Arvida. Such charges principally consisted of $185 million related to the amortization of the contractual real estate pendings and listings intangible assets acquired as part of the acquisitions of NRT and Arvida. Given the nature of such assets, the amortization period is typically less than six months. Accordingly, the Company has segregated such amortization to enhance comparability of its results of operations. See Note 3 - Acquisitions for a more detailed description of such asset.

     During first quarter 2001, the Company incurred charges of $8 million in connection with the acquisition and integration of Avis Group Holdings, Inc., including severance costs incurred in connection with the rationalization of duplicative functions.

     LITIGATION SETTLEMENT AND RELATED COSTS. During the three months ended June 30, 2002 and 2001, the Company recorded charges of $8 million and $9 million, respectively, for litigation settlement and related costs in connection with investigations relating to the 1998 discovery of accounting irregularities in the former business units of CUC International, Inc. ("CUC"). During the six months ended June 30, 2002 and 2001, the Company recorded charges of $19 million and $33 million, respectively, for such costs. Also, during the six months ended June 30, 2001, the Company recorded a non-cash credit of $14 million to reflect an adjustment to the PRIDES class action litigation settlement charge recorded by the Company in 1998, which partially offsets the $33 million charge recorded.

     RESTRUCTURING AND OTHER UNUSUAL CHARGES. During first quarter 2001, the Company incurred unusual charges totaling $185 million, which primarily consisted of (i) $95 million related to the funding of an irrevocable contribution to the Real Estate Technology Trust, an independent trust responsible for providing technology initiatives for the benefit of certain of the Company's current and future real estate franchisees, (ii) $85 million related to the funding of Trip Network, Inc. ("Trip Network"), which is contingently repayable to the Company only if certain financial targets related to Trip Network are achieved and (iii) $7 million related to a charitable contribution of $1.5 million in cash and stock in a publicly traded company valued at $5.5 million (based upon its then-current fair value) to the Cendant Charitable Foundation, which the Company established in September 2000 to serve as a vehicle for making charitable contributions to worthy charitable causes that are of particular interest to the Company's employees, customers and franchisees.

6.   RESTRICTED CASH

     The Company is required to set aside certain amounts of cash primarily related to various agreements under which its real estate brokerage and mortgage businesses operate. Such amounts are segregated and reported as restricted cash on the Company's Consolidated Condensed Balance Sheets.

7.   INTANGIBLE ASSETS

     Intangible assets consisted of:

                                                             JUNE 30, 2002                  DECEMBER 31, 2001
                                                    -----------------------------   -------------------------------
                                                        GROSS                           GROSS
                                                      CARRYING       ACCUMULATED      CARRYING        ACCUMULATED
                                                       AMOUNT       AMORTIZATION       AMOUNT         AMORTIZATION
                                                    -----------   --------------    -------------   ---------------
     AMORTIZED INTANGIBLE ASSETS
      Franchise agreements (a)                      $     1,121   $           283   $       1,978   $           322
                                                    ===========   ===============   =============   ===============

      Customer lists                                        539                97             552                68
      Pendings and listings (b)                             237               194               -                 -
      Other                                                 109                36              84                37
                                                    -----------   ---------------   -------------   ---------------
                                                    $       885   $           327   $         636   $           105
                                                    ===========   ===============   =============   ===============

                                                             JUNE 30, 2002                  DECEMBER 31, 2001
                                                    -----------------------------   -------------------------------
                                                       GROSS                           GROSS
                                                      CARRYING     ACCUMULATED        CARRYING        ACCUMULATED
                                                       AMOUNT      AMORTIZATION        AMOUNT         AMORTIZATION
                                                    -----------   --------------    -------------   ---------------
     UNAMORTIZED INTANGIBLE ASSETS
      Goodwill                                      $    10,110                     $       7,843   $           483
                                                    ===========                     =============   ===============

      Trademarks (c)                                $       843                     $         773   $           113
      Other                                                  19                                19                 -
                                                    -----------                     -------------   ---------------
                                                    $       862                     $         792   $           113
                                                    ===========                     =============   ===============

     ----------
     (a) The change in the balance at June 30, 2002 reflects the elimination of $923 million of franchise agreements as a result of the acquisition of NRT (see Note 3 - Acquisitions.)
     (b) The change in the balance at June 30, 2002 reflects the acquisition of the pendings and listings intangible asset primarily in connection with the Company's acquisition of NRT (see Note 3 - Acquisitions).
     (c) The change in the balance at June 30, 2002 reflects the acquisition of a trademark valued at approximately $200 million related to the Company's venture with Marriott International, Inc.

     Additionally, the Company's mortgage servicing rights portfolio, including qualifying hedges, approximated $2.2 billion and $2.0 billion as of June 30, 2002 and December 31, 2001, respectively. During the six months ended June 30, 2002, the Company generated $429 million of mortgage servicing rights, with a weighted average amortization period of approximately eight years. In addition, the carrying value of the mortgage servicing rights portfolio was reduced by amortization and valuation adjustments of $259 million.

     The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

                                                          BALANCE       GOODWILL                        BALANCE
                                                           AS OF        ACQUIRED                         AS OF
                                                        JANUARY 1,       DURING                         JUNE 30,
                                                           2002           2002             OTHER         2002
                                                       -----------   ---------------   ------------  --------------
     Real Estate Services (a)                          $       814   $         1,765   $        (56) $        2,523
     Hospitality (b)                                         1,437               855              6           2,298
     Travel Distribution (c)                                 2,411               101             30           2,542
     Vehicle Services                                        2,149                 8            (17)          2,140
     Financial Services (d)                                    549                54              4             607
                                                       -----------   ---------------   ------------  --------------
     Total Company                                     $     7,360   $         2,783   $        (33) $       10,110
                                                       ===========   ===============   ============  ==============

     --------
     (a) Goodwill acquired during 2002 primarily relates to the acquisition of NRT.
     (b) Goodwill acquired during 2002 primarily relates to the acquisition of Trendwest.
     (c) Goodwill acquired during 2002 primarily relates to the acquisition of Sigma.
     (d) Goodwill acquired during 2002 primarily relates to the acquisition of Tax Services of America, Inc.

     Amortization expense relating to all intangible assets (including mortgage servicing rights and pendings and listings) during the three and six months ended June 30, 2002 was approximately $298 million and $421 million, respectively. Amortization expense relating to all intangible assets (including mortgage servicing rights) during the three and six months ended June 30, 2001 was approximately $129 million and $219 million, respectively, including the amortization of goodwill and trademarks of $41 million and $68 million, respectively. Based on the Company's amortizable intangible assets as of June 30, 2002, the Company expects related amortization expense for the remainder of 2002 and the five succeeding fiscal years to approximate $267 million, $400 million, $365 million, $336 million, $310 million and $273 million.

     Had the Company applied the non-amortization provisions of SFAS No. 142 for the three and six months ended June 30, 2001, net income and per share data would have been as follows:

                                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          JUNE 30, 2001           JUNE 30, 2001
                                                                     ---------------------   ----------------------
     Reported net income                                             $                 242   $                  481
     Add back:  Goodwill amortization, net of tax                                       40                       66
     Add back:  Trademark amortization, net of tax                                       3                        5
                                                                     ---------------------   ----------------------
     Pro forma net income                                            $                 285   $                  552
                                                                     =====================   ======================

     NET INCOME PER SHARE:
     Basic
      Reported net income                                            $                0.29   $                 0.57
      Add back:  Goodwill amortization, net of tax                                    0.04                     0.08
      Add back:  Trademark amortization, net of tax                                      -                        -
                                                                     ---------------------   ----------------------
      Pro forma net income                                           $                0.33   $                 0.65
                                                                     =====================   ======================

     Diluted
      Reported net income                                            $                0.27   $                 0.54
      Add back:  Goodwill amortization, net of tax                                    0.04                     0.08
      Add back:  Trademark amortization, net of tax                                      -                        -
                                                                     ---------------------   ----------------------
      Pro forma net income                                           $                0.31   $                 0.62
                                                                     =====================   ======================

8.   FOURTH QUARTER 2001 RESTRUCTURING

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

                                    2001                               BALANCE AT                            BALANCE AT
                               RESTRUCTURING     CASH       OTHER     DECEMBER 31,     CASH        OTHER      JUNE 30,
                                   CHARGE      PAYMENTS   REDUCTIONS      2001       PAYMENTS   REDUCTIONS      2002
                               ------------- -----------  ---------- -------------- ---------- -----------  -----------
     Personnel related         $          68 $        11  $        5 $           52 $       26 $         -  $        26
     Asset impairments and
      contract terminations               17           3          10              4          -           1            3
     Facility related                     25           1           -             24          6           -           18
                               ------------- -----------  ---------- -------------- ---------- -----------  -----------
     Total                     $         110 $        15  $       15 $           80 $       32 $         1  $        47
                               ============= ===========  ========== ============== ========== ===========  ===========

     Personnel related costs primarily included severance resulting from the rightsizing of certain businesses and corporate functions. The Company formally communicated the termination of employment to approximately 3,000 employees, representing a wide range of employee groups and as of June 30, 2002, the Company had terminated approximately 2,700 employees. All other costs were incurred primarily in connection with facility closures and lease obligations resulting from the consolidation of business operations. These initiatives were substantially completed as of June 30, 2002. The majority of the remaining personnel related costs are expected to be paid by the end of fourth quarter 2002.

9.   STOCKHOLDER LITIGATION SETTLEMENT LIABILITY

     On March 18, 2002, the Supreme Court denied all final petitions relating to the Company's principal securities class action lawsuit. As of December 31, 2001, the Company deposited cash totaling $1.41 billion to a trust established for the benefit of the plaintiffs in this lawsuit. The Company made an additional payment of $250 million to the trust during March 2002 and funded the remaining balance of the liability with a cash payment of $1.2 billion on May 24, 2002.

10.  LONG-TERM DEBT

     The zero coupon convertible debentures have been reclassified to long-term debt on the Company's Consolidated Condensed Balance Sheets at June 30, 2002 and December 31, 2001 based upon the Company's intent and ability to refinance such debentures on a long-term basis. The Company has the ability to refinance such debt with borrowings under its revolving credit facilities (see below for capacity and availability terms).

     Long-term debt consisted of:

                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
     7 3/4% notes (a)                                                        $            1,071  $            1,150
     6.875% notes                                                                           850                 850
     11% senior subordinated notes                                                          571                 584
     3 7/8% convertible senior debentures                                                 1,200               1,200
     Zero coupon senior convertible contingent notes (b)                                    678                 920
     Zero coupon convertible debentures (c)                                               1,000               1,000
     3% convertible subordinated notes (d)                                                    -                 390
     Other                                                                                   96                  38
                                                                             ------------------  ------------------
                                                                                          5,466               6,132
     Less: Current portion                                                                   21                 401
                                                                             ------------------  ------------------
     Long-term debt, excluding Upper DECS                                                 5,445               5,731
     Upper DECS                                                                             863                 863
                                                                             ------------------  ------------------
                                                                             $            6,308  $            6,594
                                                                             ==================  ==================

     ----------
     (a) The change in the balance at June 30, 2002 reflects the redemption of $79 million of these notes for $82 million of cash. In connection with such redemption, the Company recorded an extraordinary loss of approximately $3 million ($2 million, after tax).
     (b) The change in the balance at June 30, 2002 reflects the redemption of $253 million in accreted value of these notes, with a face value of $402 million, for $283 million of cash. In connection with such redemption, the Company recorded an extraordinary loss of approximately $35 million ($25 million, after tax).
     (c) On May 2, 2002, the Company amended the interest and redemption terms of these debentures. In connection with such amendments, the Company will make cash interest payments of 3% per annum, beginning May 5, 2002 and continuing through May 4, 2003, to the holders of the debentures on a semi-annual basis and the holders were granted an additional option to put the debentures to the Company on May 4, 2003. On May 4, 2002, holders had the right to require the Company to redeem these debentures. On such date, virtually all holders declined to exercise this put option and retained their debentures.
     (d) The change in the balance at June 30, 2002 reflects the redemption of $390 million of these notes upon maturity in February 2002 in cash.

     As of June 30, 2002, the Company maintained $2.9 billion of revolving credit facilities under which there were no outstanding borrowings, however, letters of credit of $336 million were issued. Accordingly, as of June 30, 2002, the Company had approximately $2.6 billion of availability under these facilities and $3.0 billion of availability for public debt or equity issuances under a shelf registration statement. The Company was in compliance with all of the related debt covenants as of June 30, 2002.

11.  LIABILITIES UNDER MANAGEMENT AND MORTGAGE PROGRAMS

     Debt under management and mortgage programs consisted of:

                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
     SECURED BORROWINGS
      Term notes (a)                                                         $            6,438  $            6,237
      Short-term borrowings (b)                                                             603                 582
      Commercial paper (c)                                                                  299                 120
      Other                                                                                 303                 295
                                                                             ------------------  ------------------
     Total secured borrowings                                                             7,643               7,234
                                                                             ------------------  ------------------
     UNSECURED BORROWINGS
      Medium-term notes (d)                                                               1,232                 679
      Short-term borrowings (e)                                                             310                 983
      Commercial paper                                                                      895                 917
      Other                                                                                  29                  31
                                                                             ------------------  ------------------
     Total unsecured borrowings                                                           2,466               2,610
                                                                             ------------------  ------------------
                                                                             $           10,109  $            9,844
                                                                             ==================  ==================

     ----------
     (a) The balance at June 30, 2002 primarily represents borrowings of $3.6 billion and $2.7 billion outstanding under the Company's AESOP and Chesapeake Funding (formerly Greyhound Funding) programs, respectively.
     (b) The balance at June 30, 2002 principally relates to mortgage loans sold under repurchase agreements.
     (c) The balance at June 30, 2002 primarily represents borrowings outstanding under the Company's AESOP Funding program.
     (d) The balance at June 30, 2002 reflects the issuance during second quarter 2002 of (i) $443 million of unsecured medium-term notes at the Company's PHH subsidiary, with maturities ranging from May 2005 through May 2012 and (ii) $128 million of unsecured medium-term notes at the Company's PHH subsidiary, with maturities ranging from June 2005 to June 2017, of which approximately $85 million may be subject to repurchase by PHH in third quarter 2002.
     (e) The balance at June 30, 2002 reflects the repayment of $750 million during second quarter 2002 of outstanding borrowings under a revolving credit facility scheduled to mature in February 2005.

     As of June 30, 2002, the Company had an additional $291 million and $500 million of available capacity under the AESOP and Chesapeake Funding programs, respectively, to fund vehicles under management programs and related receivables. Additionally, the Company has $299 million of available capacity under its mortgage warehouse facilities.

     During first quarter 2002, the Company's PHH subsidiary renewed its $750 million credit facility, which matured in February 2002. The new facility bears interest at LIBOR plus an applicable margin, as defined in the agreement, and terminates on February 21, 2004. PHH is required to pay a per annum utilization fee of 25 basis points if usage under the new facility exceeds 25% of aggregate commitments. During second quarter 2002, PHH terminated $250 million of its revolving credit facilities, which were scheduled to mature in November and December 2002. As of June 30, 2002, there were no outstanding borrowings under any of PHH's credit facilities and PHH had approximately $1.6 billion of availability under these facilities and $2.2 billion of availability for public debt issuances under its shelf registration statements. The Company was in compliance with all of the related debt covenants as of June 30, 2002.

     OTHER SECURITIZATION FACILITIES
     As of June 30, 2002, the Company was servicing $485 million of Fairfield timeshare receivables and $605 million of Trendwest timeshare receivables sold to special purpose entities. Additionally, PHH was servicing $590 million of relocation receivables sold to a special purpose entity. The maximum funding capacity through the special purpose entity used to securitize relocation receivables is $600 million. As of June 30, 2002, PHH had available capacity of $85 million under this facility. The special purpose entities used to securitize the majority of timeshare receivables do not have maximum funding capacities. During the three and six months ended June 30, 2002 and 2001, the Company recognized pre-tax gains of approximately $4 million and $6 million, respectively, on the securitization of timeshare receivables. Gains recognized on the securitization of relocation receivables during the three and six months ended June 30, 2002 and 2001 were not material.

     As of June 30, 2002, PHH was also servicing approximately $1.6 billion of mortgage loans sold to a special purpose entity on a non-recourse basis. In addition to the mortgage loans sold to the special purpose entity, as of June 30, 2002, PHH was servicing $106 billion of mortgage loans sold to the secondary market, substantially all of which were sold on a non-recourse basis. The maximum funding capacity through this special purpose entity is $3.2 billion and PHH had available capacity of approximately $1.6 billion as of June 30, 2002. In addition to the capacity through the special purpose entity, PHH has the capacity, under a registration statement with the Securities and Exchange Commission, to securitize approximately $1.0 billion of mortgage loans. During the three months ended June 30, 2002 and 2001, the Company recognized pre-tax gains of $76 million and $125 million, respectively, on $8.1 billion and $9.9 billion, respectively, of mortgage loans sold into the secondary market. During the six months ended June 30, 2002 and 2001, the Company recognized pre-tax gains of $199 million and $209 million, respectively, on $16.7 billion and $15.8 billion, respectively, of mortgage loans sold into the secondary market. The sale of mortgage loans into the secondary market is customary practice in the mortgage industry.

12.  COMMITMENTS AND CONTINGENCIES

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

     The Company continues to be involved in litigation asserting claims associated with the accounting irregularities discovered in former CUC business units outside of the principal securities class action litigation. The Company does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to us in relation to its consolidated financial position or liquidity.

     The Company is involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

13.  STOCKHOLDERS' EQUITY

     During the six months ended June 30, 2002, the Company repurchased $137 million (7.7 million shares) of CD common stock under its common stock repurchase program. As of June 30, 2002, the Company had approximately $120 million in remaining availability for repurchases under this program.

     COMPREHENSIVE INCOME
     The components of comprehensive income are summarized as follows:

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JUNE 30,                   JUNE 30,
                                                                ------------------------    -----------------------
                                                                    2002         2001          2002         2001
                                                                -----------  -----------    ---------   -----------
     Net income                                                 $         7  $        242   $     349   $       481
     Other comprehensive income (loss):
      Currency translation adjustments:
       Currency translation adjustments arising during period            51            1           21           (73)
       Reclassification adjustment for currency translation
         adjustments realized in net income                             245            -          245             -
      Unrealized gains (losses) on cash flow hedges, net of tax         (14)          (4)           3            (7)
      Minimum pension liability adjustment                                1            -            -             -
      Unrealized gains (losses) on marketable securities,
        net of tax:
       Unrealized gains (losses) arising during period                   (4)           4           (9)           36
       Reclassification adjustment for losses realized
        in net income                                                     -            -            -            45
                                                                -----------  -----------   ----------   -----------
     Total comprehensive income                                 $       286  $       243   $      609   $       482
                                                                ===========  ===========   ==========   ===========

     The after-tax components of accumulated other comprehensive loss for the six months ended June 30, 2002 are as follows:

                                                       UNREALIZED      MINIMUM       UNREALIZED          ACCUMULATED
                                       CURRENCY      GAINS (LOSSES)    PENSION     GAINS (LOSSES)          OTHER
                                      TRANSLATION     ON CASH FLOW    LIABILITY   ON AVAILABLE-FOR-     COMPREHENSIVE
                                      ADJUSTMENTS        HEDGES      ADJUSTMENT   SALE SECURITIES       INCOME (LOSS)
                                    ---------------  --------------  -----------  -----------------  -----------------
     Balance, January 1, 2002       $          (230) $         (33)          (21) $             20   $            (264)
     Current period change                      266              3             -                (9)                260
                                    ---------------  --------------  -----------  -----------------  -----------------
     Balance, June 30, 2002         $            36  $         (30)  $       (21) $             11   $              (4)
                                    ===============  ==============  ===========  =================  =================

14.  SEGMENT INFORMATION

     Management evaluates each segment's performance based upon earnings before non-program related interest, income taxes, non-program related depreciation and amortization, minority interest and in 2001 equity in Homestore.com, all of which are not measured in assessing segment performance or are not segment specific. Such measure is then adjusted to exclude certain items which are of a non-recurring or unusual nature and are also not measured in assessing segment performance or are not segment specific ("Adjusted EBITDA"). Management believes such discussions are the most informative representation of how management evaluates performance. However, the Company's presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

                                                                       THREE MONTHS ENDED JUNE 30,
                                                    ---------------------------------------------------------------
                                                                  2002                            2001
                                                    --------------------------------   ----------------------------
                                                                         ADJUSTED                        ADJUSTED
                                                        REVENUES          EBITDA         REVENUES         EBITDA
                                                    ---------------  ---------------   ----------------------------
     Real Estate Services                              $      1,440  $           323   $        474  $          231
     Hospitality                                                565              173            448             156
     Travel Distribution                                        438              130             26               3
     Vehicle Services                                         1,030              123          1,028             112
     Financial Services                                         311               88            332              70
                                                    ---------------  ---------------   ------------  --------------
     Total Reportable Segments                                3,784              837          2,308             572
     Corporate and Other (a)                                      -              (38)            11             (16)
                                                    ---------------  ---------------   ------------  --------------
     Total Company                                      $     3,784  $           799   $      2,319  $          556
                                                    ===============  ===============   ============  ==============

                                                                         SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------------------------------------------
                                                                  2002                            2001
                                                    --------------------------------   ----------------------------
                                                                         ADJUSTED                       ADJUSTED
                                                        REVENUES          EBITDA         REVENUES         EBITDA
                                                    ---------------  ---------------   ----------------------------
     Real Estate Services                              $     1,850   $           505   $        813  $          363
     Hospitality                                               969               285            687             258
     Travel Distribution                                       882               276             50               6
     Vehicle Services                                        1,963               193          1,407             181
     Financial Services                                        730               252            722             201
                                                    ---------------  ---------------   ------------  --------------
     Total Reportable Segments                               6,394             1,511          3,679           1,009
     Corporate and Other (a)                                     6               (50)            51             (35)
                                                    ---------------  ---------------   ------------  --------------
     Total Company                                     $     6,400   $         1,461   $      3,730  $          974
                                                    ===============  ===============   ============  ==============

     ----------
     (a) Included in Corporate and Other are the results of operations of the Company's non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

     Provided below is a reconciliation of Adjusted EBITDA to income before income taxes, minority interest and equity in Homestore.com.

                                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                            JUNE 30,                   JUNE 30,
                                                                    ------------------------   ------------------------
                                                                       2002          2001         2002         2001
                                                                    -----------  ---------     ----------   -----------
     Adjusted EBITDA                                                $       799  $       556   $    1,461   $       974
     Non-program related depreciation and amortization                     (111)        (116)        (216)         (209)
     Other charges:
      Acquisition and integration related costs                            (207)           -         (207)           (8)
      Litigation settlement and related costs, net                           (8)          (9)         (19)          (19)
      Restructuring and other unusual charges                                 -            -            -          (185)
     Non-program related interest, net                                      (60)         (61)        (126)         (123)
     Net gain on dispositions of businesses                                   -            -            -           435
                                                                    -----------  -----------   ----------   -----------
     Income before income taxes, minority interest and equity
      in Homestore.com                                              $       413  $       370   $      893   $       865
                                                                    ===========  ===========   ==========   ===========

15.  RELATED PARTY TRANSACTIONS

     NRT INCORPORATED
     As discussed in Note 3 - Acquisitions, on April 17, 2002, the Company purchased all the outstanding common stock of NRT from Apollo Management. L.P. Prior to the Company's acquisition of NRT, NRT paid royalty and marketing fees of $13 million and $62 million during the three months ended June 30, 2002 and 2001, respectively, and $66 million and $102 million during the six months ended June 30, 2002 and 2001, respectively. The Company also received real estate referral fees from NRT of $1 million and $9 million during the three months ended June 30, 2002 and 2001, respectively, and $9 million and $16 million during the six months ended June 30, 2002 and 2001, respectively. Additionally, during the six months ended June 30, 2002, the Company recorded $16 million of other fees from NRT in connection with the partial termination of a franchise agreement under which NRT operated the Company's ERA real estate brand. Such amounts are recorded by the Company in its Consolidated Condensed Statements of Income as revenues. NRT has been included in the Company's consolidated results of operations and financial position since April 17, 2002.

     FFD DEVELOPMENT COMPANY, LLC.
     At June 30, 2002 and December 31, 2001, the Company's preferred equity interest in FFD Development Company ("FFD") approximated $65 million and $59 million, respectively. The Company recognized non-cash dividend income of $3 million and $1 million during the three months ended June 30, 2002 and 2001, respectively, relating to this preferred equity interest. The Company recognized non-cash dividend income of $6 million and $1 million during the six months ended June 30, 2002 and 2001, respectively, relating to this preferred equity interest. Such amounts were paid-in-kind and recorded by the Company in its Consolidated Condensed Statements of Income as revenues. The Company did not recognize dividend income during the three or six months ended June 30, 2001.

     During the six months ended June 30, 2002, the Company purchased $33 million of timeshare interval inventory and land from FFD, bringing the total cumulative amount purchased to $73 million as of June 30, 2002. As of June 30, 2002, the Company was obligated to purchase an additional $243 million of timeshare interval inventory and land from FFD.

     As is customary in "build to suit" agreements, when the Company contracts with FFD for the development of a property, the Company issues a letter of credit for up to 20% of its purchase price for such property. Drawing under all such letters of credit will only be permitted if the Company fails to meet its obligation under any purchase commitment. As of June 30, 2002, the Company had issued approximately $42 million of such letters of credit.

     TRILEGIANT CORPORATION
     At June 30, 2002, Trilegiant had an outstanding balance of $72 million due to the Company related to amounts drawn on the $75 million loan facility the Company provided in connection with certain marketing agreements under which the Company expects to receive commissions. Such amount is recorded on the Company's Consolidated Condensed Balance Sheet as a component of other non-current assets.

     During the three and six months ended June 30, 2002, Trilegiant paid the Company $29 million and $80 million, respectively, in connection with services provided under the Third Party Administrator agreement. During the six months ended June 30, 2002, Trilegiant collected $101 million of cash on the Company's behalf in connection with membership renewals. Additionally, as of June 30, 2002, Trilegiant owed the Company an additional $15 million in connection with the Third Party Administration Agreement.

     AVIS GROUP HOLDINGS, INC.
     Prior to the Company's acquisition of Avis Group Holdings, Inc. ("Avis") on March 1, 2001, during the six months ended June 30, 2001, the Company received royalty fees of $16 million and recorded $5 million of equity in earnings. Such amounts are recorded by the Company in its Consolidated Condensed Statement of Income as revenues. Avis has been included in the Company's consolidated results of operations and financial position since April 1, 2001.

     TAX SERVICES OF AMERICA, INC.
     On January 18, 2002, the Company acquired all the common stock of Tax Services of America, Inc. ("TSA") for approximately $4 million. Accordingly, TSA has been included in the Company's consolidated results of operations and financial position since January 18, 2002.

16.  SUBSEQUENT EVENTS

     On July 25, 2002, the Company issued $750 million of rental car asset-backed notes, under its AESOP Funding program.

     During July and August 2002, the Company redeemed $264 million of its zero coupon senior convertible contingent notes with a face value of approximately $419 million for approximately $265 million in cash.

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

We are one of the foremost providers of travel and real estate services in the world. Our businesses provide a wide range of consumer and business services and are intended to complement one another and create cross-marketing opportunities both within and among our following five business segments. Our Real Estate Services segment franchises our three real estate brands, operates real estate brokerage offices, provides home buyers with mortgages and facilitates employee relocations; our Hospitality segment franchises our nine lodging brands, facilitates the sale and exchange of vacation ownership intervals and markets vacation rental properties in Europe; our Travel Distribution segment provides global distribution and computer reservation and travel agency services; our Vehicle Services segment operates and franchises the Avis car rental brand and provides fleet management and fuel card services; and our Financial Services segment provides enhancement products, insurance-based and loyalty solutions, operates and franchises tax preparation services and provides a variety of membership programs through an outsourcing arrangement with Trilegiant Corporation.

We seek organic growth augmented by the acquisition and integration of complementary businesses and routinely review and evaluate our portfolio of existing businesses to determine if they continue to meet our current objectives. As a result, we are currently engaged in a number of preliminary discussions concerning possible acquisitions, divestitures, joint ventures and/or related corporate transactions. We intend to continually explore and conduct discussions with regard to such transactions.

ACQUISITIONS
On April 17, 2002, we acquired all of the outstanding common stock of NRT, the largest residential real estate brokerage firm in the United States, for $230 million, including $3 million of estimated transaction costs and expenses and $11 million related to the conversion of NRT employee stock appreciation rights to CD common stock options. The acquisition consideration was funded through a tax-free exchange of 11.5 million shares of CD common stock then-valued at $216 million, which included approximately 1.5 million shares of CD common stock then-valued at $30 million in exchange for existing NRT options. As part of the acquisition, we also assumed approximately $320 million of NRT debt, which was subsequently repaid. Prior to the acquisition, NRT operated as a joint venture between us and Apollo Management, L.P. that acquired independent real estate brokerages, converted them to one of the Company's real estate brands and operated under the brand pursuant to two 50-year franchise agreements with the Company. On April 17, 2002, we also acquired all of the outstanding common stock of Arvida Realty Services, the largest residential real estate brokerage firm in Florida, for approximately $160 million in cash. Management believes that NRT and Arvida as wholly-owned subsidiaries will be a more efficient acquisition vehicle, experience greater opportunities to enhance mortgage and title penetration and achieve greater financial and operational synergies. NRT and Arvida are part of the Real Estate Services segment.

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

DISPOSITIONS
On May 22, 2002, we sold our car parking facility business, NCP, a wholly-owned subsidiary within our Vehicle Services segment, for approximately $1.2 billion in cash. We recorded an after-tax loss of $256 million on the sale of this business principally related to foreign currency translation, as U.S. dollar strengthened significantly against the U.K. pound since Cendant's acquisition of NCP in 1998. NCP operated off-street commercial parking facilities and managed on-street parking and related operations on behalf of town and city administration in England. NCP's results of operations are classified as a discontinued operation for all periods presented.

THREE MONTHS ENDED JUNE 30, 2002 VS. THREE MONTHS ENDED JUNE 30, 2001

RESULTS OF CONSOLIDATED OPERATIONS

Our consolidated results from continuing operations comprised the following:

                                                                              2002           2001         CHANGE
                                                                           ----------     ----------    -----------
Net revenues                                                               $    3,784     $    2,319    $     1,465
                                                                           ----------     ----------    -----------

Expenses, excluding other charges and non-program related interest, net         3,096          1,879          1,217
Other charges                                                                     215              9            206
Non-program related interest, net                                                  60             61             (1)
                                                                           ----------     ----------    -----------
Total expenses                                                                  3,371          1,949          1,422
                                                                           ----------     ----------    -----------

Income before income taxes, minority interest and
   equity in Homestore.com                                                        413            370             43
Provision for income taxes                                                        141            127             14
Minority interest, net of tax                                                       6              5              1
Losses related to equity in Homestore.com, net of tax                               -             18            (18)
                                                                           ----------     ----------    -----------
Income from continuing operations                                          $      266     $      220    $        46
                                                                           ==========     ==========    ===========

Strong contributions from all of our segments and the acquisition of Galileo International, Inc. in October 2001, as well as NRT and Trendwest in 2002 produced revenue growth of $1.5 billion (63%), of which approximately $1.4 billion (61%) was contributed from the above-mentioned acquisitions. A detailed discussion of revenue trends is included in "Results of Reportable Segments."

Total expenses increased $1.4 billion (73%), primarily as a result of the acquired businesses contributing $1.2 million (62%), as well as an increase in other charges of $206 million primarily related to $185 million of costs associated with the non-cash amortization of the pendings and listings intangible asset resulting from our acquisitions of NRT and Arvida.

Our overall effective tax rate was 34% for the second quarter 2002 and 2001.

As a result of the above-mentioned items, income from continuing operations increased $46 million, or 21%, in the second quarter 2002.

RESULTS OF REPORTABLE SEGMENTS

The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-program related interest, income taxes, non-program related depreciation and amortization, minority interest and, in 2001, equity in Homestore.com, adjusted to exclude certain items that are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Our management believes such discussions are the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

                                                REVENUES                                  ADJUSTED EBITDA
                               ----------------------------------------      --------------------------------------
                                                                 %                                             %
                                   2002           2001         CHANGE            2002          2001        CHANGE
                               -----------    ------------   ----------      -----------    ---------    ----------
Real Estate Services           $     1,440    $        474            *      $       323(b) $     231             *
Hospitality                            565             448           26%             173          156            11%
Travel Distribution                    438              26            *              130            3             *
Vehicle Services                     1,030           1,028            -              123          112            10%
Financial Services                     311             332           (6%)             88           70            26%
                               -----------    ------------                   -----------    ---------
Total Reportable Segments            3,784           2,308                           837          572
Corporate and Other (a)                  -              11            *              (38)(c)      (16)(d)         *
                               -----------    ------------                   -----------    ---------
Total Company                  $     3,784    $      2,319           63%     $       799    $     556            44%
                               ===========    ============                   ===========    =========

----------
* Not meaningful as the periods are not comparable due to the acquisitions or dispositions of businesses.
(a) Included in Corporate and Other are the results of operations of our non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

(b) Excludes a charge of $8 million related to the acquisition and integration of NRT Incorporated and Arvida Realty Services.
(c) Excludes $8 million of litigation settlement and related costs and $5 million of acquisition and integration related costs.
(d)   Excludes $9 million of litigation settlement and related costs.

REAL ESTATE SERVICES
Revenues and Adjusted EBITDA increased $966 million and $92 million, respectively, substantially due to the April 17, 2002 acquisitions of NRT and Arvida, as discussed above. Prior to our acquisitions of NRT and Arvida, this segment franchised our three real estate brands, provided home buyers with mortgages and facilitated employee relocations. The operating results of NRT and Arvida were included from the acquisition date forward. Accordingly, NRT and Arvida contributed revenues, expenses and Adjusted EBITDA of $960 million, $871 million and $89 million, respectively, to second quarter 2002 results.

On a comparable basis, including post-acquisition intercompany royalties paid by NRT, our real estate franchise brands generated incremental royalties and franchise fees of $28 million in second quarter 2002, an increase of 18% over second quarter 2001. The increase in royalties from our real estate franchise brands primarily resulted from a 10% increase in home sale transactions by franchisees and NRT, as well as an 11% increase in the average price of homes sold. Revenue increases in the real estate franchise business are recognized with little or no corresponding increase in expenses due to the significant operating leverage within our franchise operations.

Revenues from mortgage-related activities held relatively constant in second quarter 2002 compared with second quarter 2001 as increased revenues from mortgage production were offset by a decline in net revenues from mortgage servicing. Revenues from mortgage loans sold increased $18 million (11%) in second quarter 2002 compared with the prior year quarter, as a 59 basis point increase in the average origination margin more than offset a $1.8 billion (18%) reduction in mortgage loans sold. Closed mortgage loans increased $606 million (5%) to $12.4 billion, substantially due to an increase in the volume of purchase mortgage closings. Purchase mortgage closings grew 14% to $8.2 billion, while refinancings declined from $4.7 billion to $4.3 billion. A significant portion of mortgages closed in any quarter will generate revenues in future periods as such loans are packaged and sold (revenues are recognized upon the sale of the loan, typically 45-60 days after closing).

Net revenues from servicing mortgage loans declined $15 million. Recurring servicing fees (fees received for servicing existing loans in the portfolio) increased $18 million (21%) due to a quarter-over-quarter increase in the average servicing portfolio. However, such recurring activity was more than offset by increased mortgage servicing rights amortization and a reduction in the valuation of our mortgage servicing rights portfolio due to the high levels of current and projected loan prepayments, resulting from a lower interest rate environment.

Partially offsetting revenue and Adjusted EBITDA increases within this segment was a $19 million revenue reduction from relocation activities, as a result of a decline in relocation-related homesale closings and lower interest rates charged to our clients.

HOSPITALITY
Revenues and EBITDA increased $117 million (26%) and $17 million (11%), respectively, primarily due to the acquisition of Trendwest, as discussed above, as well as our February 2002 acquisition of Equivest Finance, Inc. for approximately $160 million. Prior and subsequent to our acquisitions of Trendwest and Equivest, this segment franchised our nine lodging brands, facilitated the sale and exchange of vacation ownership intervals and facilitated the leasing of vacation properties in Europe. The operating results of Trendwest and Equivest were included from the acquisition date forward. Accordingly, Trendwest contributed revenues, expenses and Adjusted EBITDA of $94 million, $75 million and $19 million, respectively, to second quarter 2002 results, while Equivest contributed revenues, expenses and Adjusted EBITDA of $31 million, $24 million and $7 million, respectively.

Excluding the acquisitions of Trendwest and Equivest, revenue and EBITDA declined $8 million and $9 million, respectively, quarter-over-quarter. Preferred Alliance revenues declined $8 million in second quarter 2002 compared with second quarter 2001, primarily due to a contract termination payment received in the prior year. Timeshare subscription and transaction revenues increased $8 million (8%), primarily due to an increase in the average exchange fee, while memberships and the number of exchange transactions held relatively constant. Further, royalties and marketing fund revenues within our lodging franchise operations are down $4 million (4%) in second quarter 2002 compared with second quarter 2001. Results within our lodging franchise operations continue to be depressed subsequent to the September 11, 2001 terrorist attacks and their impact on the travel industry. However, comparable quarter-over-quarter travel volumes and related occupancy levels in our franchised lodging brands have continued to rebound from the levels experienced following the September 11th terrorist attacks.

TRAVEL DISTRIBUTION
Revenues and EBITDA increased $412 million and $127 million, respectively, in second quarter 2002 compared with second quarter 2001, due to the October 2001 acquisitions of Galileo International, Inc. and Cheap Tickets, Inc. Prior to our acquisitions of Galileo and Cheap Tickets, the results of this segment principally comprised the operations of Cendant Travel, our travel agent subsidiary. The operating results of Galileo and Cheap Tickets were included from the acquisition date forward. Accordingly, Galileo contributed revenues, expenses and EBITDA of $404 million, $269 million and $135 million, respectively, while Cheap Tickets contributed revenues, expenses and EBITDA losses of $13 million, $17 million and $4 million, respectively.

The September 11th terrorist attacks caused a significant decrease in the demand for travel-related services, and, accordingly have reduced the booking volumes of Galileo and our travel agency businesses below anticipated levels. However, comparable quarter-over-quarter travel volumes and travel related bookings have progressively improved in each quarter subsequent to September 11th. During second quarter 2002, air travel booking volumes were down 13% compared with second quarter 2001, although, due to a higher effective yield per booking, air booking fee revenues were only down 7% for the same periods.

VEHICLE SERVICES
Revenues remained relatively constant while EBITDA increased $11 million (10%) in second quarter 2002 compared with the comparable prior year quarter. Increased revenues in our Avis car rental business were offset by lower revenues from vehicle leasing activities. Avis car rental revenues increased $19 million (3%) in second quarter 2002 compared with second quarter 2001, primarily due to a 4% increase in time and mileage revenue per rental day. In our vehicle leasing business, revenues declined $17 million, principally due to lower interest expense on vehicle funding, which is substantially passed through to clients and therefore results in lower revenues but has minimal EBITDA impact. This was partially offset by an increase in depreciation on leased vehicles that is also passed through to clients. The comparable operating statistics in our car rental business have significantly improved in second quarter 2002 versus recent prior quarters. In addition, Avis has increased its market share, as Avis' domestic airport revenue through May 2002 (the last period for which information is available) increased 0.4% versus the comparable prior year period, while the total market declined 4.6% over the same periods.

Our fleet management and other fee-based services were not materially impacted by the September 11th terrorist attacks.

Our National Car Parks subsidiary was classified as a discontinued operation and, accordingly, its results are excluded from the results of this segment for all periods.

FINANCIAL SERVICES
EBITDA increased $18 million (26%), in second quarter 2002 compared with second quarter 2001, despite a $21 million (6%) decline in revenues.

Revenues and EBITDA were unfavorably impacted by a lower membership base as a result of the outsourcing of our individual membership business, however, marketing expenses were $35 million favorable in second quarter 2002 compared with second quarter 2001 as the absence of new member marketing costs significantly exceeded our portion of the total expenses incurred for Trilegiant's solicitation efforts in second quarter 2002. In addition, membership operating expenses were approximately $17 million favorable due to cost savings from servicing fewer members.

Jackson Hewitt, the franchiser and operator of tax preparation offices, generated incremental revenues of $7 million in second quarter 2002 principally as a result of the acquisition of our largest tax preparation franchisee, Tax Services of America in January 2002. However, quarter-over-quarter expenses exceeded incremental revenues over the same periods as most of the annual revenues and EBITDA is generated during the first quarter of the year.

CORPORATE AND OTHER
Revenues and Adjusted EBITDA decreased $11 million and $22 million, respectively, in second quarter 2002 compared with second quarter 2001. The revenue decline principally reflects incremental intercompany revenue eliminations and reductions in information technology services provided to customers. Adjusted EBITDA reflects higher unallocated corporate overhead costs due to increased administrative expenses and infrastructure expansion to support company growth.

SIX MONTHS ENDED JUNE 30, 2002 VS. SIX MONTHS ENDED JUNE 30, 2001

RESULTS OF CONSOLIDATED OPERATIONS

Our consolidated results from continuing operations comprised the following:

                                                                              2002           2001         CHANGE
                                                                           ----------     ----------    -----------
Net revenues                                                               $    6,400     $    3,730    $     2,670
                                                                           ----------     ----------    -----------

Expenses, excluding other charges and non-program related interest, net         5,155          2,965          2,190
Other charges                                                                     226            212             14
Non-program related interest, net                                                 126            123              3
                                                                           ----------     ----------    -----------
Total expenses                                                                  5,507          3,300          2,207
                                                                           ----------     ----------    -----------

Net gain on dispositions of businesses                                              -            435           (435)
                                                                           ----------     ----------    -----------
Income before income taxes, minority interest and
   equity in Homestore.com                                                        893            865             28
Provision for income taxes                                                        304            330            (26)
Minority interest, net of tax                                                       8             18            (10)
Losses related to equity in Homestore.com, net of tax                               -             36            (36)
                                                                           ----------     ----------    -----------
Income from continuing operations                                          $      581     $      481    $       100
                                                                           ==========     ==========    ===========

Strong contributions from all of our segments and the addition of the operations of businesses we acquired during 2001 (principally, Avis Group Holdings, Inc. on March 1, 2001, Fairfield Resorts, Inc. on April 2, 2001, Galileo International, Inc. on October 1, 2001 and Cheap Tickets, Inc. on October 5, 2001), as well as NRT and Trendwest in 2002 produced revenue growth of $2.7 billion, (72%), of which approximately $2.3 billion (62%) was contributed from the above-mentioned acquired businesses. A detailed discussion of revenue trends is included in "Results of Reportable Segments."

Total expenses increased approximately $2.2 billion (67%), primarily as a result of the acquired businesses contributing $2.0 billion (59%), as well as an increase in other charges of $14 million. The other charges we recorded during the six months ended June 30, 2002 primarily consisted of $185 million of costs associated with the non-cash amortization of the pendings and listings intangible asset resulting from NRT and Arvida acquisitions, while the charges recorded during the six months ended June 30, 2001 primarily consisted of $185 million substantially related to the funding of an irrevocable contribution to an independent technology trust ($95 million) and the creation of Trip Network, Inc. ($85 million).

Also during the six months ended June 30, 2001, we sold our real estate Internet portal, move.com, along with certain ancillary businesses, to Homestore.com in exchange for approximately 21 million shares of Homestore.com common stock then valued at $718 million. We recognized a gain of $436 million ($262 million, after tax) on the sale of these businesses at the time of closing. Such gain was substantially offset during fourth quarter 2001 by a loss of $407 million resulting from an other-than-temporary decline in the value of our investment in Homestore.

Our overall effective tax rate was 34% and 38% for the six months ended June 30, 2002 and 2001, respectively. The effective tax rate for the six months ended June 30, 2002 was lower primarily due to the elimination of goodwill amortization and the absence of higher state taxes on the gain on the disposition of our Internet real estate portal.

As a result of the above-mentioned items, income from continuing operations increased $100 million, or 21%, in the six months ended June 30, 2002.

RESULTS OF REPORTABLE SEGMENTS

                                                REVENUES                                  ADJUSTED EBITDA
                               ----------------------------------------      --------------------------------------
                                                                  %                                             %
                                  2002            2001          CHANGE           2002          2001        CHANGE
                               -----------    ------------   ----------      -----------    ---------    ----------
Real Estate Services           $     1,850    $        813            *      $       505(b) $     363(d)          *
Hospitality                            969             687           41%             285          258            10%
Travel Distribution                    882              50            *              276            6             *
Vehicle Services                     1,963           1,407           40%             193          181(e)          7%
Financial Services                     730             722            1%             252          201            25%
                               -----------    ------------                   -----------    ---------
Total Reportable Segments            6,394           3,679                         1,511        1,009
Corporate and Other (a)                  6              51            *              (50)(c)      (35)(f)         *
                               -----------     -----------                   -----------    ---------
Total Company                  $     6,400    $      3,730           72%     $     1,461    $     974            50%
                               ===========    ============                   ===========    =========

---------
* Not meaningful as the periods are not comparable due to the acquisitions or dispositions of businesses.
(a) Included in Corporate and Other are the results of operations of our non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.
(b) Excludes a charge of $8 million related to the acquisition and integration of NRT Incorporated and Arvida Realty Services.
(c) Excludes $19 million of litigation settlement and related costs and $5 million of acquisition and integration related costs.
(d) Excludes a charge of $95 million related to the funding of an irrevocable contribution to an independent technology trust.
(e) Excludes a charge of $4 million related to the acquisition and integration of Avis Group Holdings, Inc.
(f) Excludes (i) a net gain of $435 million primarily related to the sale of our real estate Internet Portal, move.com, and (ii) a credit of $14 million to reflect an adjustment to the settlement charge recorded in the fourth quarter of 1998 for the PRIDES class action litigation. Such amounts were partially offset by charges of (i) $85 million incurred in connection with the creation of Trip Network, Inc., (ii) $33 million for securities litigation, (iii) $7 million related to a contribution to the Cendant Charitable Foundation and (iv) $4 million related to the acquisition and integration of Avis.

REAL ESTATE SERVICES
Revenues and Adjusted EBITDA increased $1.0 billion and $142 million, respectively, substantially due to the April 17, 2002 acquisition of NRT Incorporated, the largest residential real estate brokerage firm in the United States, and increased franchise fees from our Century 21, Coldwell Banker and ERA franchise brands. The operating results of NRT and Arvida were included from the acquisition date forward. Accordingly, NRT and Arvida contributed revenues, expenses and Adjusted EBITDA of $960 million, $871 million and $89 million, respectively, to second quarter 2002 results.

On a comparable basis, including post-acquisition intercompany royalties paid by NRT, our real estate franchise brands generated incremental royalties of $50 million in six months 2002, an increase of 21% over six months 2001. The increase in royalties from our real estate franchise brands primarily resulted from a 10% increase in home sale transactions by franchisees and NRT, and a 10% increase in the average price of homes sold. In addition, real estate franchise fees increased $13 million, principally due to a termination payment received from NRT (prior to our acquisition of NRT) in connection with the conversion of certain ERA real estate brokerage offices into Coldwell Banker offices. Revenue increases in the real estate franchise business are recognized with little or no corresponding increase in expenses due to the significant operating leverage within our franchise operations.

Mortgage-related activities also contributed to the increase in segment results for six months 2002 compared with six months 2001 as a significant increase in revenues from mortgage production was partially offset by a decline in net revenues from mortgage servicing. Revenues from mortgage loans sold increased $118 million (47%) in six months 2002 versus the comparable prior year period due to an $838 million (5%) increase in the volume of loans sold and a 63 basis point increase in the average origination margin. The increased margin on the sale of mortgage loans to the secondary market is consistent with higher mortgage loan production environments. Closed mortgage loans in six months 2002 increased $5.6 billion (29%) to $25.1 billion, consisting of a $1.6 billion (14%) increase in purchase mortgage closings and a $4.0 billion (53%) increase in refinancings.

Net revenues from mortgage servicing declined $83 million in six months 2002 versus the comparable prior year period. Recurring servicing fees (fees received for servicing existing loans in the portfolio) increased $35 million (21%) due to a corresponding 21% increase in the average servicing portfolio. However, such recurring activity was more than offset by increased mortgage servicing rights amortization and a reduction in the valuation of our mortgage servicing rights portfolio due to the high levels of current and projected loan prepayments, resulting from a lower interest rate environment.

Partially offsetting revenue and Adjusted EBITDA increases within this segment was a $25 million revenue reduction from relocation activities as a result of a decline in relocation-related homesale closings and lower interest rates charged to our clients. Excluding the acquisition of NRT, operating and administrative expenses increased $24 million principally to support the higher volume of mortgage originations and related servicing activities.

HOSPITALITY
Revenues and EBITDA increased $282 million (41%) and $27 million (10%), respectively, primarily due to the acquisitions of Fairfield in April 2001, Trendwest in June 2002 and Equivest in February 2002. Prior to our acquisitions of Fairfield, Trendwest and Equivest, this segment franchised our nine lodging brands, facilitated the exchange of vacation ownership intervals and facilitated the leasing of vacation properties in Europe. The operating results of Fairfield, Trendwest and Equivest were included from the acquisition date forward. Therefore, the results for six months 2001 only included three months of Fairfield's results (April through June). Fairfield contributed incremental revenues, expenses and Adjusted EBITDA of $138 million, $120 million and $18 million, respectively, in six months 2002 over six months 2001. Additionally, Trendwest contributed revenues, expenses and Adjusted EBITDA of $94 million, $75 million and $19 million, respectively, to 2002 results, while Equivest contributed revenues, expenses and Adjusted EBITDA of $51 million, $38 million and $13 million, respectively.

Excluding the impact from these acquisitions, revenues remained relatively constant while EBITDA declined $23 million quarter-over-quarter. Our Vacation Rental Group contributed incremental revenues of $22 million in six months 2002, primarily due to an increase in weeks sold attributable to improved direct marketing and other European property contract portfolios acquired in 2001 and 2002. Preferred Alliance revenues and EBITDA declined $12 million in six months 2002 compared with six months 2001, primarily from contract expirations and a contract termination payment received in the prior year. Timeshare subscription and transaction revenues increased $19 million (9%), primarily due to increases in members, exchange transactions and the average exchange fee. Excluding acquisitions, operating and administrative expenses within this segment increased approximately $22 million in six months 2002, principally to support continued volume-related growth in our timeshare exchange business. Further, royalties and marketing fund revenues within our lodging franchise operations are down $14 million (7%) in six months 2002 compared with six months 2001. Results within our lodging franchise operations continue to be depressed subsequent to the September 11, 2001 terrorist attacks and their impact on the travel industry. However, comparable quarter-over-quarter travel volumes and related occupancy levels in our franchised lodging brands have continued to rebound from the levels experienced following the September 11th terrorist attacks.

TRAVEL DISTRIBUTION
Revenues and EBITDA increased $832 million and $270 million, respectively, in six months 2002 compared with six months 2001, due to the October 2001 acquisitions of Galileo and Cheap Tickets. The operating results of Galileo and Cheap Tickets were included from the acquisition date forward. Accordingly, Galileo contributed revenues, expenses and EBITDA of $812 million, $532 million and $280 million, respectively, while Cheap Tickets contributed revenues, expenses and EBITDA losses of $26 million, $31 million and $5 million, respectively.

During six months 2002, air travel booking volumes were down 12% compared with six months 2001, as the September 11th terrorist attacks caused a significant reduction in the demand for travel-related services. Accordingly, despite a progressive rebound in travel post-September 11th, our travel-related booking volumes have not yet reached pre-September 11th levels. Partially offsetting the impact of lower booking volumes was a higher effective yield per booking, resulting in only a 9% reduction in air booking fee revenues over the comparable six month periods.

VEHICLE SERVICES
Revenues and Adjusted EBITDA increased $556 million (40%) and $12 million (7%) in six months 2002 versus the comparable prior year six month period primarily due to the March 2001 acquisition of Avis Group Holdings, Inc. Prior to our acquisition of Avis, the results of this segment principally consisted of earnings from our 18% equity investment in Avis and franchise royalties received from Avis. The operating results of Avis were included from the acquisition date forward. Accordingly, the results for six months 2001 only included four months of Avis' results (March through June). Avis contributed incremental revenues, expenses and Adjusted EBITDA losses of $339 million, $346 million and $7 million, respectively, in six months 2002 over six months 2001.

Due to the seasonality of the car rental business, Avis' operating results in the first two months of the calendar year are usually minimal or negative. See "Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001 - Vehicle Services" for a further discussion of the comparable quarter-over-quarter results.

FINANCIAL SERVICES
EBITDA increased $51 million (25%) on a revenue increase of $8 million (1%) in six months 2002 compared with six months 2001.

Revenues and EBITDA were impacted by the outsourcing of the individual membership business to Trilegiant, which resulted in a lower membership base and related fees period-over-period, however, membership operating expenses were $21 million favorable due to cost savings from servicing fewer members and marketing expenses declined $58 million in six months 2002 compared with six months 2001.

Jackson Hewitt generated incremental revenues of $55 million in six months 2002 principally as a result of the acquisition of our largest tax preparation franchisee, Tax Services of America ("TSA") in January 2002. TSA contributed incremental revenues of $34 million and EBITDA of approximately $13 million to Jackson Hewitt's six month results. Additionally, Jackson Hewitt's favorable results were principally driven by a 13% increase in tax return volume, and an 11% increase in the average price per return. Additional operating and overhead costs were incurred in six months 2002 due to an expansion of Jackson Hewitt's infrastructure to support increased business activity and a reorganization and relocation of the Jackson Hewitt technology group. The Jackson Hewitt franchise and tax preparation business is seasonal, whereby most of the annual revenues and EBITDA is generated during the first quarter of the year.

CORPORATE AND OTHER
Revenue and Adjusted EBITDA decreased $45 million and $15 million, respectively, in six months 2002 compared with six months 2001. In February 2001, we sold our former on-line real estate portal and Welcome Wagon, a new mover service business. Such businesses collectively accounted for a quarter-over-quarter decline in revenues of $14 million and an improvement in Adjusted EBITDA of $8 million.

In addition, revenues recognized from providing electronic reservation processing services to Avis prior to the acquisition of Avis resulted in a $14 million revenue decrease with no Adjusted EBITDA impact as Avis paid royalties but was billed for reservation services at cost.

Revenues also included incremental intersegment revenue eliminations in six months 2002 due to increased intercompany business activities, principally resulting from acquisitions. Adjusted EBITDA includes higher unallocated corporate overhead costs due to increased administrative expenses and infrastructure expansion to support company growth.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As we provide a wide range of consumer and business services, we are active in many types of industries. The majority of our businesses operate in environments where we are paid a fee for services provided. Within our car rental, vehicle management, relocation, mortgage services and timeshare development businesses, we purchase assets, or finance the purchase of assets, on behalf of our clients. We seek to manage the interest rate exposures inherent in these assets by matching them with financial liabilities that have similar terms and interest rate characteristics. We classify these activities as assets under management and mortgage programs and liabilities under management and mortgage programs.

Such activities are conducted and managed by legally separate finance and/or mortgage companies. Accordingly, the financial results of our finance activities vary from the rest of our businesses based upon the impact of the relative business and financial risks and asset attributes, as well as the nature and timing associated with the respective cash flows. We believe that it is appropriate to segregate our assets under management and mortgage programs and our liabilities under management and mortgage programs separately from the assets and liabilities of the rest of our businesses because, ultimately, the source of repayment of such liabilities is the realization of such assets.

FINANCIAL CONDITION

                                                                     JUNE 30,         DECEMBER 31,
                                                                       2002               2001            CHANGE
                                                                 ----------------   ----------------   ------------
Total assets exclusive of assets under management and
   mortgage programs                                             $         19,919   $         21,676   $     (1,757)
Assets under management and mortgage programs                              12,210             11,868            342

Total liabilities exclusive of liabilities under management
   and mortgage programs                                         $         11,666   $         15,207   $     (3,541)
Liabilities under management and mortgage programs                         11,126             10,894            232
Mandatorily redeemable preferred interest                                     375                375              -
Stockholders' equity                                                        8,962              7,068          1,894

Total assets exclusive of assets under management and mortgage programs decreased primarily due to (i) the application of $1.66 billion of prior payments made to the stockholder litigation settlement trust to extinguish a portion of our stockholder litigation settlement liability, (ii) the sale of $1.3 billion of NCP assets and (iii) a $1.5 billion reduction in cash (see "Liquidity and Capital Resources" below for a detailed discussion of such reduction). Such decreases were partially offset by a $2.3 billion increase in goodwill resulting primarily from the acquisitions of Trendwest and NRT.

Assets under management and mortgage programs increased primarily due to (i) an increase of $452 million in timeshare receivables primarily resulting from the acquisition of Trendwest, (ii) an increase of $215 million in vehicles in order to meet seasonal demand and (iii) the addition of $180 million of mortgage servicing rights (net of related amortization and valuation adjustments). Such increases were partially offset by a decrease of $444 million in mortgage loans held for sale primarily due to timing differences arising between the origination and sales of such loans.

Total liabilities exclusive of liabilities under management and mortgage programs decreased primarily due to (i) the $2.85 billion payment of our stockholder litigation settlement liability as described below, (ii) the $390 million repayment of our 3% convertible notes, (iii) the repurchase of $253 million of our zero coupon senior convertible contingent notes and (iv) the repurchase of $79 million of our 7 3/4% notes. On March 18, 2002, the Supreme Court denied all final petitions relating to our principal securities class action lawsuit. As of December 31, 2001, we had deposited cash totaling $1.41 billion to a trust established for the benefit of the plaintiffs in this lawsuit. In March 2002, we made an additional payment of $250 million to the trust. We completely funded all remaining obligations arising out of the principal securities class action lawsuit on May 24, 2002 with a final payment of approximately $1.2 billion to the trust. As of June 30, 2002, we had no remaining obligations relating to the principal securities class action lawsuit and, as such, no related balances recorded on our Consolidated Condensed Balance Sheet.

Liabilities under management and mortgage programs increased primarily due to
(i) net issuance of $102 million in secured term notes under the Chesapeake Funding program, (ii) a net increase of $62 million in secured term notes under the AESOP Funding program, (iii) an increase of $105 million in secured short-term borrowings to fund timeshare receivables related to our acquisition of Equivest Finance, Inc. in February 2002, (iv) $64 million of borrowings to fund relocation receivables and (v) the issuance during 2002 of $571 million of unsecured term notes bearing interest and $179 million of commercial paper. Such increases were partially offset by (i) a decrease of $104 million in secured short-term mortgage borrowings due to lower mortgage warehousing needs and (ii) the repayment of $750 million of outstanding borrowings under revolving credit facilities.

Stockholders' equity increased primarily due to (i) $581 million of income from continuing operations generated during the six months ended June 30, 2002, (ii) the issuance of $916 million (47.4 million shares) in CD common stock in connection with the Trendwest acquisition and (iii) the issuance of $227 million (11.5 million shares) in CD common stock in connection with the acquisition of NRT. Such increases were partially offset by our repurchase of $137 million (7.7 million shares) in CD common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand, our ability to generate cash through operations and financing activities, as well as available credit and securitization facilities.

CASH FLOWS
At June 30, 2002, we had $486 million of cash on hand, a decrease of approximately $1.5 billion from approximately $1.9 billion at December 31, 2001 reflecting management's efforts to apply our cash balances to reduce outstanding indebtedness and liabilities. The following table summarizes such decrease:

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                 --------------------------------------------------
                                                                      2002               2001             CHANGE
                                                                 ---------------     --------------    ------------
Cash provided by (used in):
    Operating activities                                         $          (728)(a) $        1,182    $     (1,910)
    Investing activities                                                     260 (b)         (3,784)          4,044
    Financing activities                                                  (1,046)             3,554          (4,600)
Effects of exchange rate changes on cash and cash equivalents                (16)                (3)            (13)
Cash provided by discontinued operations                                      74                 77              (3)
                                                                 ---------------     --------------    ------------
Net change in cash and cash equivalents                          $        (1,456)    $        1,026    $     (2,482)
                                                                 ===============     ==============    ============

----------
(a) Includes the application of prior payments made to the stockholder litigation settlement trust of $1.41 billion, the March 2002 payment of $250 million to the trust and the May 2002 payment of $1.2 billion to the trust to fund the remaining balance of the settlement liability.
(b) Includes $1.41 billion of proceeds from the stockholder litigation settlement trust, which were used to extinguish a portion of the stockholder litigation settlement liability.

During the six months ended June 30, 2002, we used $728 million of cash in operating activities as compared to generating approximately $1.2 billion of cash during the six months ended June 30, 2001. Reflected in the use during the six months ended June 30, 2002 is (i) $1.41 billion of cash payments made in prior periods to the stockholder litigation settlement trust that were used during first quarter 2002 to extinguish a portion of the stockholder litigation settlement liability and (ii) $1.44 billion of payments made in first and second quarters 2002 to pay off the remaining balance of the stockholder litigation settlement liability. Partially offsetting these uses were positive contributions from businesses we acquired during 2001, as well as growth in our mortgage business.

Also, during the six months ended June 30, 2002, we made cash payments of $26 million and $6 million for personnel related and facility related costs, respectively, resulting from the restructuring charge we recorded in fourth quarter 2001 as a result of changes in business and consumer behavior following the September 11th terrorist attacks. Such liability approximated $47 million as of June 30, 2002. As of June 30, 2002, the initiatives committed to by management in this restructuring plan were substantially completed. The majority of the remaining personnel related costs are expected to be paid by the end of fourth quarter 2002.

During the six months ended June 30, 2002, we generated $260 million of cash from investing activities as compared to using approximately $3.8 billion of cash during the six months ended June 30, 2001. Reflected in the cash we generated during the six months ended June 30, 2002 is (i) the proceeds of $1.41 billion of prior payments made to the stockholder litigation settlement trust that were used to extinguish a portion of our stockholder litigation settlement liability and (ii) the proceeds of $1.2 billion from the sale of NCP. Additionally, during the six months ended June 30, 2002, we used less cash for acquisitions. Partially offsetting the decrease in cash used in investing activities was an increase in cash used to acquire vehicles for our car rental and fleet management operations in connection with the acquisition of Avis on March 1, 2001. Capital expenditures during the six months ended June 30, 2002 amounted to $139 million and were utilized to support operational growth, enhance marketing opportunities and develop operating efficiencies through technological improvements. We continue to anticipate aggregate capital expenditure investments during 2002 of approximately $375 million.

During the six months ended June 30, 2002, we used approximately $1.0 billion of cash in financing activities as compared to generating approximately $3.6 billion of cash during the six months ended June 30, 2001. Reflected in the cash we used during the six months ended June 30, 2002 are (i) repayments of outstanding borrowings of $750 million under revolving credit facilities, (ii) debt redemptions of $332 million and (iii) stock repurchases of $137 million. We anticipate using cash on hand and operating cash flow generated during the year to continue to reduce our outstanding indebtedness and also to continue to repurchase CD common stock in order to offset the impact of employee stock option exercises. We currently have approximately $120 million of remaining availability under our board-authorized CD common stock repurchase program.

AVAILABLE CREDIT AND SECURITIZATION FACILITIES
At June 30, 2002, we had approximately $5.3 billion of available funding arrangements and credit facilities (including availability of approximately $2.6 billion at the corporate level and approximately $2.7 billion available for use in our management and mortgage programs).

As of June 30, 2002, the credit facilities at the corporate level comprise:

                                                                       TOTAL           LETTERS OF        AVAILABLE
                                                                     CAPACITY         CREDIT ISSUED      CAPACITY
                                                                 ----------------   ----------------   ------------
Maturing in August 2003                                          $          1,750   $            238   $      1,512
Maturing in February 2004                                                   1,150                 98          1,052
                                                                 ----------------   ----------------   ------------
                                                                 $          2,900   $            336   $      2,564
                                                                 ================   ================   ============

Under the terms of our $1.75 billion facility, the revolving line will be reduced by $500 million to $1.25 billion in August 2002. The availability of our $1.75 billion facility increased by $873 million during the six months ended June 30, 2002 primarily as a result of our paying off the entire stockholder litigation settlement liability.

As of June 30, 2002, available funding arrangements and credit facilities related to our management and mortgage programs consisted of:

                                                                       TOTAL           OUTSTANDING       AVAILABLE
                                                                      CAPACITY         BORROWINGS        CAPACITY
                                                                 ----------------   ----------------   ------------
ASSET-BACKED FUNDING ARRANGEMENTS
  AESOP Funding                                                  $          4,142   $          3,851   $        291
  Chesapeake Funding (formerly Greyhound Funding)                           3,536              3,036            500
  Mortgage warehouse facilities                                               600                301            299
                                                                 ----------------   ----------------   ------------
                                                                            8,278              7,188          1,090
                                                                 ----------------   ----------------   ------------
CREDIT FACILITIES
  Maturing in November 2002                                                   125                  -            125
  Maturing in February 2004                                                   750                  -            750
  Maturing in February 2005                                                   750                  -            750
                                                                 ----------------   ----------------   ------------
                                                                            1,625                  -          1,625
                                                                 ----------------   ----------------   ------------
                                                                 $          9,903   $          7,188   $      2,715
                                                                 ================   ================   ============

We also sell a significant portion of residential mortgage loans generated in our mortgage business and receivables generated in our relocation and timeshare businesses into securitization entities, generally on a non-recourse basis, as part of our financing strategy. We retain the servicing rights and, in some instances, subordinated residual interests in the mortgage loans and relocation and timeshare receivables. The investors generally have no recourse to our other assets for failure of debtors to pay when due.

As of June 30, 2002, we were servicing $485 million of Fairfield timeshare receivables and $605 million of Trendwest timeshare receivables sold to special purpose entities. Additionally, PHH was servicing $590 million of relocation receivables sold to a special purpose entity. The maximum funding capacity through the special purpose entity used to securitize relocation receivables is $600 million and, as of June 30, 2002, PHH had available capacity of $85 million under this facility. The special purpose entities used to securitize the majority of timeshare receivables do not have maximum funding capacities.

PHH was also servicing approximately $1.6 billion of mortgage loans sold to a special purpose entity as of June 30, 2002. In addition to the mortgage loans sold to the special purpose entity, as of June 30, 2002, PHH was servicing $106 billion of mortgage loans sold to the secondary market. The maximum funding capacity through this special purpose entity is $3.2 billion and, as of June 30, 2002, we had available capacity of approximately $1.6 billion. In addition to the capacity through the special purpose entity, PHH has the capacity, under a registration statement with the Securities and Exchange Commission, to securitize approximately $1.0 billion of mortgage loans. The sale of mortgage loans into the secondary market is customary practice in the mortgage industry.

FINANCIAL OBLIGATIONS
At June 30, 2002, we had approximately $16.8 billion of indebtedness (including corporate indebtedness of $6.3 billion, debt related to our management and mortgage programs of $10.1 billion and our mandatorily redeemable interest of $375 million). Our net debt (excluding the Upper DECS and debt related to our management and mortgage programs and net of cash and cash equivalents) to total capital (including net debt and the Upper DECS) ratio was 35% and 37% as of June 30, 2002 and 2001, respectively, and the ratio of Adjusted EBITDA to net non-program related interest expense was 13 to 1 and 9.5 to 1 for the six months ended June 30, 2002 and 2001, respectively.

Corporate indebtedness consisted of:

                                                EARLIEST           FINAL
                                               REDEMPTION         MATURITY      JUNE 30,   DECEMBER 31,
                                                  DATE              DATE          2002         2001        CHANGE
                                            ----------------  ----------------  --------  --------------  ---------
7 3/4% notes                                  December 2003     December 2003   $  1,071  $        1,150  $     (79)
6.875% notes                                   August 2006       August 2006         850             850          -
11% senior subordinated notes                    May 2009          May 2009          571             584        (13)
3 7/8% convertible senior debentures          November 2004     November 2011      1,200           1,200          -
Zero coupon senior convertible
  contingent notes                            February 2004     February 2021        678             920       (242)
Zero coupon convertible debentures               May 2003          May 2021        1,000           1,000          -
3% convertible subordinated notes             February 2002     February 2002          -             390       (390)
Other                                                                                 96              38         58
                                                                                --------  --------------  ---------
Total corporate debt, excluding Upper DECS                                      $  5,466  $        6,132  $    (666)
                                                                                ========  ==============  =========

----------
(a) Subsequent to June 30 2002, we redeemed $264 million of these notes (with a face value of approximately $419 million) for approximately $265 million in cash.

Our corporate indebtedness decreased $666 million primarily due to the (i) redemption of our 3% convertible subordinated notes for $390 million, (ii) repurchase of $253 million of our zero coupon senior convertible contingent notes with a face value of approximately $402 million and (iii) repurchase of $79 million of our 7 3/4% notes. In connection with the repurchase of our zero coupon and 7 3/4% notes, we recorded extraordinary losses of $35 million and $3 million, respectively ($25 million and $2 million, respectively, after tax).

On May 2, 2002, we amended certain terms of our zero coupon convertible debentures. In connection with these amendments, we will make cash interest payments of 3% per annum, beginning May 5, 2002 and continuing through May 4, 2003, to the holders of the debentures on a semi-annual basis and the holders were granted an additional option to put the debentures to us on May 4, 2003. Holders had the right to require us to redeem their zero coupon convertible debentures on May 4, 2002. On such date, virtually all holders declined to exercise this put option and retained their debentures.

Debt related to our management and mortgage programs consisted of:

                                                                      JUNE 30,         DECEMBER 31,
                                                                        2002               2001           CHANGE
                                                                 ----------------   ----------------   ------------
SECURED BORROWINGS
 Term notes                                                      $          6,438   $          6,237   $        201
 Short-term borrowings                                                        603                582             21
 Commercial paper                                                             299                120            179
 Other                                                                        303                295              8
                                                                 ----------------   ----------------   ------------
Total secured borrowings                                                    7,643              7,234            409
                                                                 ----------------   ----------------   ------------

UNSECURED BORROWINGS
 Medium-term notes                                                          1,232                679            553
 Short-term borrowings                                                        310                983           (673)
 Commercial paper                                                             895                917            (22)
 Other                                                                         29                 31             (2)
                                                                 ----------------   ----------------   ------------
Total unsecured borrowings                                                  2,466              2,610           (144)
                                                                 ----------------   ----------------   ------------
                                                                 $         10,109   $          9,844   $        265
                                                                 ================   ================   ============

----------
(a) On July 25, 2002, we issued $750 million of rental car asset-backed notes.

Our debt related to management and mortgage programs increased $265 million primarily due to (i) net issuance of $102 million in secured term notes under the Chesapeake Funding program, (ii) a net increase of $62 million in secured term notes under the AESOP Funding program, (iii) an increase of $105 million in secured short-term borrowings to fund timeshare receivables related to our acquisition of Equivest Finance, Inc. in February 2002, (iv) $64 million of borrowings to fund relocation receivables and (v) the issuance during 2002 of $571 million of unsecured term notes bearing interest and $179 million of commercial paper. Such increases were partially offset by

(i) a decrease of $104 million in secured short-term mortgage borrowings due to lower mortgage warehousing needs and (ii) the repayment of $750 million of outstanding borrowings under revolving credit facilities.

We also currently have $3.0 billion of availability for public debt or equity issuances under a shelf registration statement at the corporate level and $2.2 billion of availability for public debt issuances under shelf registration statements at the PHH level.

LIQUIDITY RISK
Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate, as our ability to generate cash flows from operating activities may be reduced due to those unfavorable conditions. Additionally, our liquidity as it relates to both management and mortgage programs could be adversely affected by deterioration in the performance of the underlying assets of such programs. Access to the principal financing program for our car rental subsidiary may also be impaired should General Motors Corporation not be able to honor its obligations to repurchase a substantial number of our vehicles. Our liquidity as it relates to mortgage programs is highly dependent on the secondary markets for mortgage loans. Access to certain of our securitization facilities and our ability to act as servicer thereto also may be limited in the event that our or PHH's credit ratings are downgraded below investment grade and, in certain circumstances, where we or PHH fail to meet certain financial ratios. However, we do not believe that our or PHH's credit ratings are likely to fall below such thresholds. Additionally, we monitor the maintenance of these financial ratios and, as of June 30, 2002, we were in compliance with all covenants under these facilities.

Currently our credit ratings are as follows:

                                                                              MOODY'S
                                                                             INVESTOR     STANDARD        FITCH
                                                                              SERVICE     & POOR'S       RATINGS
                                                                             --------     --------       -------
CENDANT
Senior unsecured debt                                                            Baa1          BBB           BBB+
Subordinated debt                                                                Baa2          BBB-          BBB

PHH
Senior debt                                                                      Baa1           A-           BBB+
Short-term debt                                                                   P-2          A-2           F-2

A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

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

FFD DEVELOPMENT COMPANY, LLC. During the three and six months ended June 30, 2002, we recorded non-cash dividend income of $3 million and $6 million, respectively, which is paid-in-kind, relating to our preferred equity interest in FFD Development Company, LLC. Such preferred equity interest approximated $65 million as of June 30, 2002. During the six months ended June 30, 2002, we purchased $33 million of timeshare interval inventory and land from FFD, bringing the total cumulative amount purchased to $73 million as of June 30, 2002. We are obligated to purchase an additional $243 million of timeshare interval inventory and land from FFD, approximately $150 million of which is estimated to be payable within the next 12 months. As is customary in "build to suit" agreements, when we contract with FFD for the development of a property, we issue a letter of credit for up to 20% of our purchase price for such property. Drawing under all such letters of credit will only be permitted if we fail to meet our obligation under any purchase commitment. As of June 30, 2002, Cendant had issued approximately $42 million of such letters of credit. We are not obligated or contingently liable for any debt incurred by FFD.

TRILEGIANT CORPORATION. As of June 30, 2002, Trilegiant had an outstanding balance of $72 million due to us related to amounts drawn on the $75 million loan facility we have provided in connection with certain marketing agreements under which we expect to receive commissions. Such amount will be repaid to us as commissions are received by Trilegiant from the third party. During the three and six months ended June 30, 2002, Trilegiant paid us

$29 million and $80 million, respectively, in connection with services provided under the Third Party Administrator agreement. During the six months ended June 30, 2002, Trilegiant collected $101 million of cash on our behalf in connection with membership renewals. Additionally, as of June 30, 2002, Trilegiant owed us an additional $15 million in connection with the Third Party Administration Agreement.

FORWARD-LOOKING STATEMENTS - RISK FACTORS

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

Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

     - terrorist attacks, such as the September 11, 2001 terrorist attacks on New York City and Washington, D.C., other attacks, acts of war; or measures taken by governments in response thereto may negatively affect the travel industry, our financial results and could also result in a disruption in our business;
     - the effect of economic conditions and interest rate changes on the economy on a national, regional or international basis and the impact thereof on our businesses;
     - the effects of a decline in travel, due to political instability, adverse economic conditions or otherwise, on our travel related businesses;
     - the effects of changes in current interest rates, particularly on our real estate franchise and mortgage businesses;
     - the resolution or outcome of our unresolved pending litigation relating to the previously announced accounting irregularities and other related litigation;
     - our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;
     - competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;
     - failure to reduce quickly our substantial technology costs in response to a reduction in revenue, particularly in our computer reservations and global distribution systems businesses;
     - our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster;
     - our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, including the acquisitions of NRT Incorporated, Arvida Realty Services, Trendwest Resorts, Inc., Galileo International, Inc. and Cheap Tickets, Inc., the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;
     - our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;
     - competitive and pricing pressures in the vacation ownership and travel industries, including the car rental industry;
     - changes in the vehicle manufacturer repurchase arrangements in our Avis car rental business in the event that used vehicle values decrease and
     - changes in laws and regulations, including changes in accounting standards and privacy policy regulation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As previously discussed in our 2001 Annual Report on Form 10-K/A, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used June 30, 2002 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In connection with our $2.85 billion settlement of our principal securities class action litigation, IN RE CENDANT CORPORATION LITIGATION, Master File No. 98-1664 (WHW) (D.N.J.), we completed the funding of the trust established for the benefit of the plaintiffs of such litigation on May 28, 2002. In completing this funding, we satisfied our liability arising from such litigation.

We continue to be involved in litigation asserting claims associated with the accounting irregularities discovered in former CUC business units outside of the principal securities class action litigation described above. We do not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, we do not believe that the impact of such unresolved proceedings should result in a material liability to us in relation to our consolidated financial position or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 17, 2002, pursuant to Section 4(2) of the Securities Act of 1933, as amended, we issued 9,920,000 shares of our CD common stock to holders of NRT Incorporated common stock in connection with our acquisition of NRT. Such shares were subsequently registered on a Form S-3 Registration Statement with the Securities and Exchange Commission. Such Registration Statement was declared effective on May 21, 2002.

On April 29, 2002 and April 30, 2002, pursuant to Section 4(2) of the Securities Act of 1933, as amended, we issued 42,551,199 shares of our CD Common Stock in the aggregate to holders of Trendwest Resorts, Inc. common stock in connection with our acquisition of Trendwest Resorts, Inc. Such shares were subsequently registered on a Form S-3 Registration Statement with the Securities and Exchange Commission. Such Registration Statement was declared effective on May 23, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an Annual Meeting of Stockholders on May 21, 2002, pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated March 29, 2002, a copy of which has been filed previously with the Securities and Exchange Commission, at which our stockholders approved the election of five directors for a term of three years and the ratification for the appointment of Deloitte & Touche LLP as the auditors of the financial statements for fiscal year 2002. The proposal to declassify the Board of Directors did not receive the requisite affirmative vote of 80% of the votes entitled to be cast in an election of Directors.

Proposal 1: To elect five directors for a three year term.

                  RESULTS:

                                                                       In Favor              Withheld
                                                                       -----------           --------
                  Leonard S. Coleman                                   853,399,028           30,561,479
                  John C. Malone, Ph.D.                                869,486,215           14,474,292
                  Cheryl D. Mills                                      869,119,997           14,840,510
                  Robert E. Nederlander                                869,378,239           14,582,268
                  Robert F. Smith                                      867,772,403           16,188,104

Proposal 2: To ratify and approve the appointment of Deloitte & Touche LLP as our Independent Auditors for the year ending December 31, 2002.

                  RESULTS:

                  For                       Against                    Abstain
                  ---                       -------                    -------
                  836,818,017               43,487,236                 3,653,853

Proposal 3:  To declassify the Board of Directors.

                  RESULTS:

                  For                       Against                    Abstain
                  ---                       -------                    -------
                  688,524,717*              22,685,873                 4,711,070

----------
* Represents 70.11% of the outstanding shares entitled to vote in an election of Directors on the date of the Annual Meeting of Stockholders.

ITEM 5. OTHER INFORMATION

We received initial comments from the SEC as a result of the SEC's previously announced policy to review the 2001 Form 10-K's of all Fortune 500 companies. A copy of our response to the SEC's initial comment letter (which includes the text of the SEC's comments) is attached as Exhibit 99.1 hereto and is incorporated by reference herein. Although we believe that this Form 10-Q is in compliance with applicable SEC and accounting rules, the SEC has informed us that it is not finished reviewing our response to its initial comments or our Form 10-K/A and that it may have additional comments. Accordingly, modifications to this Form 10-Q may be required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

See Exhibit Index

(B)  REPORTS ON FORM 8-K

On April 1, 2002, we filed a current report on Form 8-K to report under Item 5 our planned acquisition of Trendwest Resorts, Inc.

On April 18, 2002, we filed a current report on Form 8-K to report under Item 5 our first quarter 2002 financial results.

On May 1, 2002, we filed a current report on Form 8-K to report under Item 5 the amendments made to the terms of our Zero Coupon Convertible Debentures due 2021.

On May 3, 2002, we filed a current report on Form 8-K to report under Item 5 the completion of the acquisition of approximately 90.1% of outstanding shares of Trendwest Resorts, Inc.

On May 23, 2002, we filed a current report on Form 8-K to report under Item 5 the completion of the sale of our National Car Parks business.

On May 31, 2002, we filed a current report on Form 8-K to report under Item 5 that we completed funding of our principal securities class action litigation liability.

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


Date:   August 14, 2002

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

  4.1 PHH Corporation $443 million Note Purchase Agreement dated as of May 3, 2002 (incorporated by reference to Exhibit 4.1 of PHH's Form 10-Q dated August 14, 2002).

  4.2 Supplemental Indenture No. 3 dated as of May 30, 2002 to the Senior Debt Securities Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A; as Trustee (incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report on Form 8-K dated June 4, 2002).

  12           Statement Re: Computation of Ratio of Earnings to Fixed Charges.

  15           Letter Re: Unaudited Interim Financial Information.

  99.1 Press release issued by Cendant Corporation on August 14, 2002 announcing the certification by certain executives of Cendant's financial statements.