Form 10-K/A
period 2001-12-31
CENDANT CORP
filed 2002-08-19
CIK 723612

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

NRT Relationship.    NRT Incorporated, the largest real estate brokerage firm in the United States, was originally organized as a joint venture between us and Apollo Management, L.P. Apollo owned 100% of the common stock of NRT and we owned all of NRT's preferred stock, a portion of which was convertible into an equal equity ownership with Apollo. The convertible preferred stock entitled us to preferred dividends at rates of 5% to 9% of our investment, rates which we negotiated with NRT and Apollo. We exercised our option to purchase the NRT common stock held by Apollo on April 17, 2002. The purchase price was approximately $230 million which we satisfied by delivering 11.5 million shares of CD common stock. We also repaid approximately $320 million of NRT's debt. Prior to our acquisition of the NRT common stock, NRT was the largest real estate franchisee in our brokerage system based on gross commission income and represented approximately 42% of the Real Estate Franchise Business revenue for 2001. NRT's strategy is to grow through the acquisition of independent real estate brokerages which it then converts to one of our brands. Prior to our acquisition of the NRT common stock, NRT operated its offices under two 50-year franchise agreements for our brands that were similar to those utilized by our other real estate franchisees, except for the term and lack of royalty rebate provision. These agreements were recorded as an asset on our balance sheet. During 2001, we received from NRT approximately $220 million in royalties for the use of our real estate trademarks based on the volume of real estate commissions earned by NRT. Additionally, during 2001, we received $16 million of other fees from NRT, which included a fee paid in connection with the termination of a franchise agreement under which NRT operated our Century 21 real estate brand. During 2001, we also received $37 million of real estate referral fees from NRT in connection with clients referred to NRT by our relocation business. These fees are based on a standard real estate brokerage agreement, in which the franchisor receives approximately 40% of the commission. These fees are also paid to us by all other real estate brokerages (both affiliates and non-

affiliates) who receive referrals from our relocation business. At December 31, 2001, NRT had $291 million in debt, which was non-recourse to us and, as noted above, the outstanding balance of such debt was repaid at the time of our acquisition of the NRT common stock. NRT has informed us, for the twelve months ended September 30, 2001, its leverage ratio (debt/EBITDA as defined in its credit agreement) was 2.6 to 1. Certain officers of Cendant serve on the Board of Directors of NRT. Immediately subsequent to our acquisition of NRT, NRT acquired Clearwater, Florida-based Arvida Realty Services for approximately $160 million in cash. Arvida offices have been converted to Coldwell Banker and will be integrated with our NRT Coldwell Banker operations in Florida.

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
James E. Buckman Vice Chairman and General Counsel Date: August 19, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY R. SILVERMAN (Henry R. Silverman)	Chairman of the Board, President, Chief Executive Officer and Director	August 19, 2002
/s/ JAMES E. BUCKMAN (James E. Buckman)	Vice Chairman, General Counsel and Director	August 19, 2002
/s/ STEPHEN P. HOLMES (Stephen P. Holmes)	Vice Chairman and Director	August 19, 2002
/s/ KEVIN M. SHEEHAN (Kevin M. Sheehan)	Senior Executive Vice President and Chief Financial Officer	August 19, 2002
/s/ TOBIA IPPOLITO (Tobia Ippolito)	Executive Vice President and Chief Accounting Officer	August 19, 2002
/s/ MYRA J. BIBLOWIT (Myra J. Biblowit)	Director	August 19, 2002
/s/ THE HONORABLE WILLIAM S. COHEN (The Honorable William S. Cohen)	Director	August 19, 2002
(Leonard S. Coleman)	Director	August 19, 2002
(Martin L. Edelman)	Director	August 19, 2002
(Dr. John C. Malone)	Director	August 19, 2002

(Cheryl D. Mills)	Director	August 19, 2002
/s/ BRIAN MULRONEY (The Rt. Hon. Brian Mulroney, P.C., L.L.D.)	Director	August 19, 2002
/s/ ROBERT E. NEDERLANDER (Robert E. Nederlander)	Director	August 19, 2002
/s/ ROBERT W. PITTMAN (Robert W. Pittman)	Director	August 19, 2002
/s/ SHELI Z. ROSENBERG (Sheli Z. Rosenberg)	Director	August 19, 2002
(Robert F. Smith)	Director	August 19, 2002

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

  Securitizations

  The Company sells a significant portion of its residential mortgage loans, its relocation receivables and its timeshare receivables into securitization entities as part of its financing strategy. The Company retains the servicing rights and, in some instances, subordinated residual interests in the mortgage loans and relocation and timeshare receivables. The investors have no recourse to the Company's other assets for failure of debtors to pay when due. The retained interests are classified as either trading or available-for- sale securities. Gains or losses relating to the assets sold are allocated between such assets and the retained interests based on their relative fair values at the date of transfer. The Company estimates fair value of retained interests based upon the present value of expected future cash flows. The value of these retained interests is subject to the prepayment risks, expected credit losses and interest rate risks of the transferred financial assets.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q/A for the quarterly period ended March 31, 2000 dated July 28, 2000).
3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q/A for the quarterly period ended March 31, 2000 dated July 28, 2000).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
4.2	Indenture between the Company and The Bank of Nova Scotia Trust Company of New York, as Trustee dated February 24, 1998.*
4.3	Form of 7 3/4% Global Note (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 4, 1998).
4.4	Form of 6.875% Note due 2006 (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed on November 2, 2001).
4.5	Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.0 to PHH Corporation's Current Report on Form 8-K dated December 12, 2000).
4.6	Supplemental Indenture No. 1 dated November 6, 2000 to the Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report on Form 8-K dated December 12, 2000).
4.7(a)	Supplemental Indenture No. 2 dated January 30, 2001 to the Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the 8 1/8% Notes were issued) (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report on Form 8-K dated February 8, 2001).
4.7(b)	Supplemental Indenture No. 3 dated as of May 30, 2002 to the Senior Debt Securities Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, as Trustee (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report Form 8-K dated June 4, 2002).
4.7(c)	Form of the 8 1/8% Notes due 2003 of PHH Corporation (Incorporated by reference to Exhibit 4.4 to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
4.8	Indenture dated February 13, 2001 between the Company and The Bank of New York, as Trustee (pursuant to which Zero Coupon Senior Convertible Contingent Debt Securities (the "CODES") due 2021 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 20, 2001).
4.9	Supplemental Indenture No. 1 dated June 13, 2001 to the Indenture dated February 13, 2001 between Cendant Corporation and The Bank of New York, as Trustee (pursuant to which the CODES due 2021 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 13, 2001).
4.10	Form of Zero Coupon Senior Convertible Contingent Debt Securities due 2021 (included in Exhibit 4.8).
4.11	Resale Registration Rights Agreement between Cendant Corporation and Goldman, Sachs & Co. dated as of May 4, 2001 (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on July 20, 2001).

4.12	Purchase Agreement (including as Exhibit A the form of the Warrant for the Purchase of Shares of Common Stock), dated December 15, 1999, between Cendant Corporation and Liberty Media Corporation (Incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 filed on February 4, 2000).
4.13	Resale Registration Rights Agreement dated as of February 13, 2001 between the Company and Lehman Brothers Inc. (Incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
4.14(a)	Indenture dated May 4, 2001 between the Company and The Bank of New York, as Trustee (pursuant to which the Zero Coupon Convertible Debentures due 2021 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 10, 2001).
4.14(b)	First Supplemental Indenture, dated as of May 1, 2002, to the Indenture dated as of May 4, 2001 between Cendant Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated May 1, 2002).
4.15	Form of 11% Senior Subordinated Notes due 2009 of Avis Group Holdings. (Included in Exhibit 4.20(a)).
4.16	Fourth Supplemental Indenture, dated as of July 27, 2001, to the Indenture dated February 24, 1998, between Cendant Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee (pursuant to which the Senior Notes (making up a portion of the Upper Decs) were issued) (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 1, 2001).
4.17	Indenture dated as of November 27, 2001 between Cendant Corporation and the Bank of Nova Scotia Trust Company of New York, as trustee (pursuant to which the 3 7/8% Convertible Senior Debentures Due 2011 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed December 6, 2001).
4.18	Form of 3 7/8% Convertible Senior Debenture due 2011 (included in Exhibit 4.17).
4.19	Registration Rights Agreement dated as of November 27, 2001 between Cendant Corporation and J. P. Morgan Securities (relating to the 3 7/8% Convertible Senior Debentures Due 2011) (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on February 25, 2002).
4.20(a)	Indenture, dated as of June 30, 1999, among Avis Group Holdings, Inc., the Subsidiary Guarantors and the Bank of New York (Incorporated by reference to Avis Group Holdings, Inc.'s Registration Statement on Form S-4 filed August 31, 1999).
4.20(b)	Supplemental Indenture dated as of April 2, 2001 to the Indenture dated June 30, 1999, among Avis Group Holdings, Inc., the Subsidiary Guarantors and The Bank of New York, as trustee (pursuant to which the 11% Senior Subordinated Notes due 2009 were issued) (Incorporated by reference to Avis Group Holdings, Inc.'s current report on form 8-K filed on April 13, 2001).
4.21	Forward Purchase Contract Agreement, dated as of July 27, 2001, between Cendant Corporation and Bank One Trust Company, National Association, as Forward Purchase Contract Agent (relating to the Upper Decs) (Incorporated in reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on August 1, 2001).
4.22	Form of Upper Decs Certificate (included in Exhibit 4.21).
4.23	Form of Stripped Upper Decs Certificate (included in Exhibit 4.21).
4.24	Form of Senior Notes (included in Exhibit 4.16).

4.25	Pledge Agreement, dated as of July 27, 2001, among Cendant Corporation, The Chase Manhattan Bank, as Collateral Agent, and Bank One Trust Company, National Association, as Forward Purchase Contract Agent (relating to the Upper Decs) (Incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on August 1, 2001).
4.26	Exchange and Registration Rights Agreement, dated August 13, 2001, between Cendant Corporation and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Credit Lyonnais Securities (USA) Inc., The Royal Bank of Scotland Plc, Scotia Capital (USA) Inc., The Williams Capital Group, L.P. and Tokyo-Mitsubishi International Plc (relating to the 6.875% Notes Due 2006) (Incorporated by reference to Exhibit 4.3 the Company's Registration Statement on Form S-4 filed on November 2, 2001).
4.27	PHH Corporation $443 million Note Purchase Agreement dated as of May 3, 2002 (incorporated by reference to Exhibit 4.1 of PHH Corporation's Form 10-Q dated August 14, 2002).
10.1(a)	Agreement with Henry R. Silverman, dated June 30, 1996 and as amended through December 17, 1997 (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-34517 dated August 28, 1997).
10.1(b)	Amendment to Agreement with Henry R. Silverman, dated December 31, 1998 (Incorporated by reference to Exhibit 10.1(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.1(c)	Amendment to Agreement with Henry R. Silverman, dated August 2, 1999 (Incorporated by reference to Exhibit 10.1(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.1(d)	Amendment to Agreement with Henry R. Silverman, dated May 15, 2000 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000).
10.2(a)	Agreement with Stephen P. Holmes, dated September 12, 1997 (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-34517 dated August 28, 1997).
10.2(b)	Amendment to Agreement with Stephen P. Holmes, dated January 11, 1999 (Incorporated by reference to Exhibit 10.2(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.2(c)	Amendment to Agreement with Stephen P. Holmes dated January 3, 2001.*
10.3(a)	Agreement with James E. Buckman, dated September 12, 1997 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4, Registration No. 333-34517 dated August 28, 1997).
10.3(b)	Amendment to Agreement with James E. Buckman, dated January 11, 1999 (Incorporated by reference to Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.3(c)	Amendment to Agreement with James E. Buckman, dated January 3, 2001.*
10.4	Employment Agreement with Richard A. Smith, dated June 2, 2001.*
10.5	Second Amended and Restated Employment Agreement with John W. Chidsey, dated January 2, 2002.*
10.6	Agreement with Samuel L. Katz, amended and restated June 5, 2000 (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.6(a)	Consulting Agreement with Martin L. Edelman, dated March 21, 2001 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001, dated May 11, 2001).

10.6(b)	Employment Agreement with Kevin M. Sheehan, dated March 1, 2001 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on From 10-Q for the period ended March 31, 2001, dated May 11, 2001.)
10.7(a)	1987 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.16 to the Company's Form 10-Q for the period ended October 31, 1996).
10.7(b)	Amendment to 1987 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.8	1990 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1996).
10.9	1992 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1996).
10.10	1994 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1996).
10.11(a)	1997 Stock Option Plan (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 1997).
10.11(b)	Amendment to 1997 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.11(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.12(a)	1997 Stock Incentive Plan (Incorporated by reference to Appendix E to the Joint Proxy Statement/ Prospectus included as part of the Company's Registration Statement on Form S-4, Registration No. 333-34517 dated August 28, 1997).
10.12(b)	Amendment to 1997 Stock Incentive Plan dated March 27, 2000 (Incorporated by reference to Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.12(c)	Amendment to 1997 Stock Incentive Plan dated March 28, 2000 (Incorporated by reference to Exhibit 10.12(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.12(d)	Amendment to 1997 Stock Incentive Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.12(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.13(a)	HFS Incorporated's Amended and Restated 1993 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to HFS Incorporated's Registration Statement on Form S-8, Registration No. 33-83956).
10.13(b)	First Amendment to the Amended and Restated 1993 Stock Option Plan dated May 5, 1995 (Incorporated by reference to Exhibit 4.1 to HFS Incorporated's Registration Statement on Form S-8, Registration No. 33-094756).
10.13(c)	Second Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(b) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).
10.13(d)	Third Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(c) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).
10.13(e)	Fourth Amendment to the Amended and Restated 1993 Stock Option Plan dated May 20, 1996 (Incorporated by reference to Exhibit 4.5 to HFS Incorporated's Registration Statement on Form S-8, Registration No. 333-06733).
10.13(f)	Fifth Amendment to the Amended and Restated 1993 Stock Option Plan dated July 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).

10.13(g)	Sixth Amendment to the Amended and Restated 1993 Stock Option Plan dated September 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).
10.13(h)	Seventh Amendment to the Amended and Restated 1993 Stock Option Plan dated as of April 30, 1997 (Incorporated by reference to Exhibit 10.17(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.13(i)	Eighth Amendment to the Amended and Restated 1993 Stock Option Plan dated as of May 27, 1997 (Incorporated by reference to Exhibit 10.17(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
10.14	HFS Incorporated's 1992 Incentive Stock Option Plan and Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.6 to HFS Incorporated's Registration Statement on Form S-1, Registration No. 33-51422).
10.15	1992 Employee Stock Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-45183, dated January 29, 1998).
10.16	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.17	Cendant Corporation Move.com Group 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.18	$1,150,000,000 Amended and Restated Credit Agreement dated as of October 5, 2001 among Cendant Corporation, the lenders referred to therein and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 15, 2001).
10.19(a)	$1,750,000,000 Three Year Competitive Advance and Revolving Credit Agreement dated as of August 29, 2000 among the Company, the lenders parties thereto, and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.23(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.19(b)	Amendment to the Three Year Competitive Advance and Revolving Credit Agreement, dated as of February 22, 2001, among the Company, the lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.23(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.19(c)	Second Amendment dated October 5, 2001 to the Three Year Competitive Advance and Revolving Credit Agreement, dated as of August 29, 2000, among the Company, the lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent.*
10.20	Two-Year Competitive Advance and Revolving Credit Agreement dated March 4, 1997, as amended and restated through February 21, 2002, among PHH Corporation, the lenders parties thereto, and The Chase Manhattan Bank, as Administrative Agent. (Incorporated by reference to PHH Corporation's Current Report on Form 8-K filed on February 21, 2002).
10.21(a)	Five-year Competitive Advance and Revolving Credit Agreement dated March 4, 1997 as amended and restated through February 28, 2000, among PHH Corporation, the Lenders and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.24(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.21(b)	Amendment to the Five Year Competitive Advance and Revolving Credit Agreement, dated as of February 22, 2001, among PHH Corporation, the financial institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.25(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).

10.21(c)	Amendment to the Five Year Competitive Advance and Revolving Credit Agreement, dated as of February 21, 2002, among PHH Corporation, the financial institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.22	Agreement and Plan of Merger by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp. and Avis Group Holdings, Inc., dated as of November 11, 2000 (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 filed on November 14, 2000).
10.23	The Company's 1999 Non-Employee Directors Deferred Compensation Plan (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.24	Agreement and Plan of Merger, dated as of June 15, 2001 among the Company, Galaxy Acquisition Corp. and Galileo International, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 15, 2001).
10.25	Remarketing Agreement, dated as of July 27, 2001, among Cendant Corporation, Bank One Trust Company, National Association as Forward Purchase Contract Agent, and Salomon Smith Barney Inc., as Remarketing Agent (relating to the Upper Decs) (Incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on August 1, 2001).
10.26	Agreement and Plan of Merger by and among Cendant Corporation, Diamondhead Corporation and CheapTickets, Inc. dated August 13, 2001 (Incorporated by reference to Exhibit 99(D)(6) of the Company's Schedule TO filed on August 24, 2001).
10.27	Agreement and Plan of Merger by and among Cendant Corporation, Grand Slam Acquisition Corp. and Fairfield Communities, Inc. dated as of November 1, 2000 (Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 filed November 14, 2000).
10.28	Outsourcing Agreement by and among Cendant Corporation, Cendant Membership Services Holdings Subsidiary, Inc., Cendant Membership Services, Inc. and Trilegiant Corporation dated as of July 2, 2001 (Incorporated by reference to the Company's Current Report on Form 8-K filed on July 10, 2001).
10.29	Series 1997-2 Supplement, dated as of July 30, 1997, between AESOP Funding II L.L.C. and The Bank of New York, as Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Bank of New York. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).
10.30	Amendment No.1, dated as of November 19, 1999, to the Series 1997-2 Supplement, between AESOP Funding II L.L.C. and The Bank of New York, as Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.31	Amendment No.2, dated as of June 21, 2001, to the Series 1997-2 Supplement, between AESOP Funding II L.L.C. and The Bank of New York, as Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.32	Loan Agreement, dated as of July 30, 1997, between AESOP Leasing Corp. II, as borrower, AESOP Leasing Corp., as permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).

10.33	Master Motor Vehicle Finance Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing L.P., as lessor, Avis Rent A Car System, Inc., as lessee, individually and as the administrator, and Avis Rent A Car, Inc., as guarantor. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).
10.34	Master Motor Vehicle Operating Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing Corp. II, as lessor, Avis Rent A Car System, Inc., individually and as the administrator, certain Eligible Rental Car Companies, as lessees, and the Avis Rent A Car, Inc., as guarantor. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).
10.35	Supplemental Indenture No. 1, dated as of July 31, 1998, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and the Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.36	Amendment No. 1, dated as of July 31, 1998, to Loan Agreement, dated as of July 30, 1997 between AESOP Leasing L.P., as borrower, and AESOP Funding II L.L.C., as lender. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.37	Amended and Restated Loan Agreement, dated as of September 15, 1998, among AESOP Leasing L.P., as borrower, PV Holding Corp., as a permitted nominee of the borrower, Quartz Fleet Management, Inc., as a permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.38	Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of September 15, 1998, among AESOP Leasing L.P., as lessor, Avis Rent A Car System, Inc., individually and as Administrator, certain Eligible Rental Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.39	Supplemental Indenture No. 2, dated as of September 15, 1998, to Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and the Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.40	Amended and Restated Administration Agreement, dated as of September 15, 1998, AESOP Funding II L.L.C., AESOP Leasing L.P., AESOP Leasing Corp. II, Avis Rent A Car System, Inc., as Administrator and The Bank of New York, as Trustee. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.41	The Amended and Restated Series 1997-1 Supplement, dated as of June 29, 2001, between AESOP Funding II L.L.C. and The Bank of New York, as trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.42	The Amended and Restated Series 1998-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 1998-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).

10.43	The Amended and Restated Series 1999-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 1999-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.44	The Amended and Restated Series 2000-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.45	The Amended and Restated Series 2000-2 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.46	The Amended and Restated Series 2000-3 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-3 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.47	The Amended and Restated Series 2000-4 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-4 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.48	The Amended and Restated Series 2001-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2001-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.49	The Amended and Restated Series 2001-2 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2001-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.50	Base Indenture dated as of June 30, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank, as Indenture Trustee. (Incorporated by reference to Greyhound Funding LLC's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001) (File No. 333-40708).

10.51	Supplemental Indenture No. 1 dated as of October 28, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank to the Base Indenture dated as of June 30, 1999. (Incorporated by reference to Greyhound Funding LLC's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001) (File No. 333-40708).
10.52	Series 2001-1 Indenture Supplement between Greyhound Funding LLC and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 25, 2001 (Incorporated by reference to Greyhound Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2001).
10.53	Form of Notes (included in Exhibit 10.55).
10.54	Series 1999-2 Indenture Supplement between Greyhound Funding LLC and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 28, 1999. (Incorporated by reference to Greyhound Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2001).
10.55	Series 1999-3 Indenture Supplement among Greyhound Funding LLC, PHH Vehicle Management Services, LLC, as Administrator, certain CP Conduit Purchasers, certain APA Banks, certain Funding Agents and The Chase Manhattan Bank, as Administrative Agent and Indenture Trustee, dated as of October 28, 1999. (Incorporated by reference to Greyhound Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2001).
10.56	Second Amended and Restated Mortgage Loan Purchase and Servicing Agreement, dated as of October 31, 2000 among the Bishop's Gate Residential Mortgage Trust, Cendant Mortgage Corporation, Cendant Mortgage Corporation, as Servicer and PHH Corporation. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.57	Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Services Corporation and Cendant Mobility Financial Corporation. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.58	Receivables Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Financial Corporation and Apple Ridge Services Corporation. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.59	Transfer and Servicing Agreement dated as of April 25, 2000 by and between Apple Ridge Services Corporation, Cendant Mobility Financial Corporation, Apple Ridge Funding LLC and Bank One, National Association. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.60	Master Indenture among Apple Ridge Funding LLC, Bank One, National Association and The Bank Of New York dated as of April 25, 2000. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of Registrant
23	Consent of Deloitte & Touche LLP
99.1	Pro Forma Financial Information for the year ended December 31, 2001.
99.2	Press Release issued by Cendant Corporation on August 14, 2002, announcing the certification by Cendant executives of Cendant's financial statements (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002).

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