Form 10-Q/A
period 2002-06-30
CENDANT CORP
filed 2002-08-19
CIK 723612

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


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


Date:   August 19, 2002

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

  12           Statement Re: Computation of Ratio of Earnings to Fixed Charges.

  15           Letter Re: Unaudited Interim Financial Information.

  99.1 Press release issued by Cendant Corporation on August 14, 2002 announcing the certification by certain executives of Cendant's financial statements.*



------------------
* Previously filed on Form 10-Q for the quarterly period ended June 30, 2002 of the Company filed on August 14, 2002.