Form 10-K/A
period 2001-12-31
CENDANT CORP
filed 2002-11-04
CIK 723612

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

DOCUMENT CONSTITUTING PART OF SECTION 10(A) PROSPECTUS
FOR FORM S-8 REGISTRATION STATEMENTS

This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

TABLE OF CONTENTS

Item	Description	Page
	PART I
1	Business	3
2	Properties	28
3	Legal Proceedings	30
4	Submission of Matters to a Vote of Security Holders	33
	PART II
5	Market for the Registrant's Common Equity and Related Stockholder Matters	34
6	Selected Financial Data	35
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	36
7a	Quantitative and Qualitative Disclosures about Market Risk	67
8	Financial Statements and Supplementary Data	68
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	68
	PART III
10	Directors and Executive Officers of the Registrant	68
11	Executive Compensation	69
12	Security Ownership of Certain Beneficial Owners and Management	69
13	Certain Relationships and Related Transactions	69
14	Controls and Procedures
	PART IV
15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	69
	Signatures
	Certifications

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

  •
  Our Financial Services segment provides enhancement packages to financial institutions through Progeny Marketing Innovation LLC (formerly known as FISI*Madison LLC), provides insurance-based products to consumers through Benefit Consultants, Inc. and Long Term Preferred Care, Inc., provides loyalty solutions to businesses through Cims Ltd., operates and franchises tax preparation services through Jackson Hewitt Inc. and provides a variety of membership programs offering discounted products and services to consumers through our relationship with Trilegiant Corporation.

* * *

We seek organic growth augmented, on a selected basis, by the acquisition and integration of complementary businesses. As a result, from time to time we engage in preliminary discussions concerning possible acquisitions. The purchase price for any possible transaction may be paid in cash, stock, other securities, borrowings, or a combination thereof. Prior to consummating any transaction, we will need to, among other things, initiate and satisfactorily complete our due diligence investigations; negotiate the financial and other terms (including price) and conditions of such transactions; obtain appropriate board of directors, regulatory and shareholder or other necessary consents and approvals; and, if necessary, secure financing. No assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. In the past, we have been involved in both relatively small and significant acquisitions.

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

In September 2002, NRT acquired all of the outstanding common stock of The DeWolfe Companies, Inc. at a price of approximately $146 million in cash. DeWolfe provides residential real estate brokerage, mortgage banking, insurance, moving and relocation services primarily in New England.

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

On March 1, 2002, we entered into a venture with Marriott International, Inc. where we contributed our domestic Days Inn trademark and an amended license agreement relating to the Days Inn trademarks and Marriott contributed the domestic Ramada trademarks and the amended master license agreements relating to Cendant's licenses of the Ramada trademarks. As a result of the transaction, we have a 50.0001% interest in the venture and Marriott has a 49.9999% interest in the venture. Pursuant to the terms of the venture, we will share income from the venture with Marriott on a substantially equal basis. We currently expect the venture to redeem Marriott's interest for approximately $200 million, the projected fair market value, in March 2004. We expect to loan the venture approximately $200 million in March 2004 to meet its obligations to Marriott. Upon such redemption, we will own 100% of the venture. Under the terms of the venture agreement, we control the venture and therefore we will consolidate the venture into our results of operations, financial position and cash flows beginning on March 1, 2002. The venture has no third party liabilities.

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

In October, 2002, we acquired The International Life Group Limited which specializes in the provision of holiday rentals of cottages, villas, apartments and mobile homes based in France to UK and Irish consumers. This acquisition was not material to Cendant.

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

On August 22, 2002, we announced that we had entered into a definitive agreement to acquire substantially all of the assets of Budget Group, Inc. ("Budget"), a general car and truck rental company in the United States, for approximately $110 million in cash plus transaction costs and expenses. As part of the acquisition, we will assume certain contracts and trade payables, as well as refinance approximately $2.6 billion in Budget asset-backed vehicle related debt. The acquisition is subject to certain conditions, including bankruptcy court and regulatory approval outside the United States. The acquisition has received clearance under U.S. antitrust regulations. Subject to the satisfaction of these conditions, we currently expect to complete the acquisition during the fourth quarter of 2002.

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

FINANCIAL SERVICES SEGMENT (16%, 32% and 26% of our revenue for 2001, 2000 and 1999, respectively)

Insurance/Wholesale Business (5%, 10% and 7% of our revenue for 2001, 2000 and 1999, respectively)

Our insurance/wholesale business provides (i) enhancement packages for financial institutions through Progeny Marketing Innovation, (ii) marketing for accidental death and dismemberment insurance and certain other insurance products through FISI and BCI and (iii) marketing for long term care insurance products through LTPC. With nearly 39 million customers, we offer the following products and services:

Enhancement Package Service.    We sell enhancement packages for financial institution consumer and business checking and deposit account holders primarily through our Progeny subsidiary. Progeny's financial institution clients select a customized package of our products and services and then usually add their own services (such as unlimited check writing privileges, personalized checks, cashiers' or travelers' checks without issue charge, or discounts on safe deposit box charges or installment loan interest rates). With our marketing and promotional assistance, the financial institution then offers the complete package of enhancements to its checking account holders as a special program for a monthly fee. Most of these financial institutions choose a standard enhancement package, which generally includes $10,000 of common carrier insurance and travel discounts. Others may include Trilegiant's shopping and credit card registration services, a travel newsletter or pharmacy, eyewear or entertainment discounts as enhancements. The common carrier coverage is underwritten under group insurance policies with two referral underwriters. We generally charge a financial institution client an initial fee to implement this program and monthly fees thereafter based on the number of customer accounts participating in that financial institution's program. In January 2001, Progeny acquired the customer lists and all contracts of MarketTrust, Inc. that were necessary to provide checking account enhancement packages to over 320 financial institutions located accross the United States and other related intellectual property. The acquisition of such assets of MarketTrust was not material to the Company.

AD&D Insurance.    Through our Progeny and BCI subsidiaries, we serve as an agent and third-party administrator for marketing accidental death and dismemberment insurance throughout the country to the customers of financial institutions. These products are primarily marketed through direct mail solicitations which generally offer $1,000 of accidental death and dismemberment insurance at no cost to the customers and the opportunity to choose additional coverage of up to $250,000. The annual premium generally ranges from $10 to $250. BCI also acts as an administrator for, and markets, term life and hospital accident insurance. Progeny's and BCI's insurance products and other services are offered to customers of banks, credit unions, credit card issuers and mortgage companies.

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

On July 2, 2001, we entered into 40-year outsourcing and licensing agreements with Trilegiant Corporation, a direct marketing company established by former management of our Cendant Membership Services and Cendant Incentives subsidiaries. All of Trilegiant's common stock is owned by the executives and senior management of Trilegiant, many of whom are former employees of our individual membership business. As of July 2, 2001, no common stockholder of Trilegiant was an officer, director or employee of Cendant. However, such former employees continue to hold vested Cendant stock options granted during their employment with Cendant. We continue to receive membership fees from, and are obligated to provide membership benefits to, existing members as of July 2, 2001, including their renewals, and Trilegiant provides fulfillment services (including cash collection, paying commissions, processing refunds, providing membership services and benefits) to these members in exchange for a servicing fee. Trilegiant collects the membership fees from, and is obligated to provide membership benefits to, those new members who join the membership based clubs and programs and all other incentive programs subsequent to July 2, 2001. Beginning in the third quarter of 2002 and throughout the remainder of the 40 year term of the licensing agreements, we will receive a royalty fee (initially 5% increasing to approximately 16% over ten years) from Trilegiant in connection with those new members. Certain of our officers serve on the Board of Directors of Trilegiant to oversee our interest in Trilegiant. Trilegiant's Board of Directors is comprised of three directors elected by the Trilegiant management (as the common shareholders) and three directors elected by us (as the sole preferred shareholder).

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

On December 7, 1999, we announced that we had reached an agreement to settle the Securities Action for approximately $2.85 billion in cash which was fully funded on May 24, 2002. (See "Litigation Settlements" below and Note 14 to the Consolidated Financial Statements).

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

Semerenko v. Cendant Corp., et al., Civ. Action No. 98-5384 (D.N.J.), and P. Schoenfield Asset Management LLC v. Cendant Corp., et al., Civ. Action No. 98-4734 (D.N.J.) (the "ABI Actions"), were initially commenced in October and November of 1998, respectively, on behalf of a putative class of persons who purchased securities of American Bankers Insurance Group, Inc. ("ABI") between January 27, 1998 and October 13, 1998. Named as defendants are the Company, four former CUC officers and directors and Ernst & Young. The complaints in the ABI actions, as amended on February 8, 1999, assert violations of Sections 10(b), 14(e) and 20(a) of the Exchange Act. The plaintiffs allege that they purchased shares of ABI common stock at prices artificially inflated by the accounting irregularities after we announced a cash tender offer for 51% of ABI's outstanding shares of common stock in January 1998. Plaintiffs also allege that after the disclosure of the accounting irregularities, we misstated our intention to complete the tender offer and a second step merger pursuant to which the remaining shares of ABI stock were to be acquired by us. Plaintiffs seek, among other things, unspecified compensatory damages. On April 30, 1999, the United States District Court for the District of New Jersey dismissed the complaints on motions of the defendants. In an opinion dated August 10, 2000, the United States Court of Appeals for the Third Circuit vacated the District Court's judgment and remanded the ABI Actions for further proceedings. On December 15, 2000, we filed a motion to dismiss those claims based on ABI purchases after April 15, 1998, and the District Court granted this motion on May 7, 2001. The plaintiffs subsequently moved for leave to file a Second Amended Complaint to reallege claims based on ABI purchases between April 16, 1998 and October 13, 1998. That motion was denied on August 15, 2002.

B. OTHER LITIGATION

Prior to April 15, 1999, actions and other proceedings making substantially similar allegations to the allegations in the Securities Action were filed by various plaintiffs on their own behalf. Set forth below are summaries of certain of these matters.

Deutch v. Silverman, et al., No. 98-1998 (WHW) (the "Deutch Action"), is a shareholder derivative action, purportedly filed on behalf of, and for the benefit of the Company. The Deutch Action was commenced on April 27, 1998 in the District of New Jersey against certain of the Company's current and former directors and officers; and, as a nominal defendant, the Company. The complaint in the Deutch Action alleges that individual officers and directors of the Company breached their fiduciary duties by selling shares of the Company's stock while in possession of non-public material information concerning the accounting irregularities, and by, among other things, causing and/or allowing the Company to make a series of false and misleading statements regarding the Company's financial condition, earnings and growth; entering into an agreement to acquire ABI and later paying $400 million to ABI in connection with termination of that agreement; re-pricing certain stock options previously granted to certain Company executives; and entering into certain severance and other agreements with Walter Forbes, the Company's former Chairman, under which Mr. Forbes received approximately $51 million from the Company pursuant to an employment agreement we had entered into with him in connection with the merger of HFS and CUC. Damages are sought on behalf of Cendant in unspecified amounts. (See Litigation Settlements below)

Resnik v. Silverman, et. al., No. 18329 (NC) (Del. Ch.) (the "Resnik Action"), is a purported derivative action filed in the Court of Chancery for the State of Delaware on or about September 19, 2000. The Complaint names as defendants those current and former members of Cendant's Board of Directors (the "Director Defendants") who were both named as defendants in, and approved the settlement of, the Securities Action (the "Settlement"). The Complaint alleges that the decision of the Director Defendants to approve the Settlement constituted a breach of their fiduciary duties of loyalty and good faith, and seeks a monetary judgment in an unspecified amount in favor of nominal defendant Cendant. On or about November 16, 2000, Cendant moved to dismiss the Resnik Action on the grounds that any challenge to the Director Defendants' decision to approve the Settlement is not ripe because Cendant has not yet incurred any liability under the Settlement, and may never do so if the District Court's approval of the Settlement is not affirmed on appeal. Also on or about November 16, 2000, the Director Defendants moved to stay the Resnik Action pending resolution of the Deutch Action. The plaintiff in the Resnik Action has not yet responded to either of these motions. (See Litigation Settlements below)

The SEC and the United States Attorney for the District of New Jersey conducted investigations relating to accounting irregularities. The investigation of the SEC as to Cendant concluded on June 14, 2000 when Cendant consented to an entry of an Order Instituting Public Administration Proceedings in which the SEC found that Cendant had violated certain record-keeping provisions of the federal securities laws, Sections 13(a) and 13(b) of the Exchange Act and Rules 12b-20, 13a-1, 13a-13, 13b2-1, and ordered Cendant to cease and desist from committing or causing any violation and any future violation of those provisions.

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

As of December 31, 2001, we had made payments totaling $1.41 billion to a fund established for the benefit of the plaintiffs in this lawsuit. We made an additional payment of $250 million during March 2002 and completed making payments to the fund on May 24, 2002.

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

The settlements do not encompass all litigation asserting claims against us associated with the accounting irregularities. We do not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, we do not believe that the impact of such unresolved proceedings should result in a material liability to us in relation to our consolidated financial position or liquidity.

Settlement of the Deutch and Resnick Actions

On July 9, 2002, we entered into a settlement agreement providing for payment to Cendant of $54 million, less such attorneys fees and expenses as may be awarded by the Court, which are not expected to exceed $12 million, by certain director and officer liability insurers in settlement of claims against several current and former directors and officers of Cendant who are named as defendants. The settlement is subject to approval by the District Court, and a hearing on the settlement was held on October 21, 2002.

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

On March 1, 2002, we entered into a venture with Marriott International, Inc. whereby we contributed our domestic Days Inn trademark and an amended license agreement relating to such trademark and Marriott contributed the Ramada trademark and the amended master license agreements relating to such trademark. We received a 50.0001% interest in the venture and Marriott received 49.9999% interest in the venture. Pursuant to the terms of the venture, we will share income from the venture with Marriott on a substantially equal basis. We currently expect the venture to redeem Marriott's interest for approximately $200 million, the projected fair market value, in March 2004. We expect to loan the venture such amount in March 2004 to enable the venture to meet its obligations to Marriott. Upon redemption, we will own 100% of the venture. Under the terms of the venture agreement, we control the venture and, therefore, will consolidate the venture into our results of operations, financial position and cash flows beginning on March 1, 2002. The venture has no third party liabilities.

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

RESULTS OF CONSOLIDATED OPERATIONS—2001 vs. 2000

Our consolidated results from continuing operations comprised the following:

	2001	2000	Change
Net revenues	$8,613	$4,320	$4,293

Expenses, excluding other charges and non-vehicle interest, net	7,003	3,056	3,947
Other charges	671	111	560
Non-vehicle interest, net	252	152	100

Total expenses	7,926	3,319	4,607

Gains on disposition of businesses	(443)	(37)	(406)
Losses on disposition of businesses	26	45	(19)
Impairment of investments	441	—	441

Income before income taxes, minority interest and equity in Homestore.com	663	993	(330)
Provision for income taxes	220	341	(121)
Minority interest, net of tax	24	83	(59)
Losses related to equity in Homestore.com, net of tax	77	—	77

Income from continuing operations	$342	$569	$(227)

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

Collectively, mortgage loans sold increased $14.8 billion (70%) to $35.9 billion, generating incremental revenues of $367 million, a 117% increase. Closed mortgage loans increased $22.4 billion (101%) to $44.5 billion in 2001. Such growth consisted of a $17.6 billion increase (approximately ten-fold) in refinancings and a $4.8 billion increase (24%) in purchase mortgage closings. A significant portion of mortgage loans closed in any quarter will generate revenues in future periods as those loans closed are packaged and sold and revenue is recognized upon the sale of the loan, which is typically 45 to 60 days after closing. Beginning in January 2001, Merrill Lynch outsourced its mortgage loan origination and servicing operations to us under a 10-year agreement, which accounted for $7.4 billion (17%) of our mortgage closings in 2001. Consideration paid to Merrill Lynch for this outsourcing agreement was not material. Partially offsetting record production revenues was a $26 million (24%) decline in net loan servicing revenue. The average servicing portfolio grew $28 billion (45%) resulting from the high volume of mortgage loan originations and our purchase of rights to service $11 billion of existing mortgage loans owned by Merrill Lynch; however, accelerated servicing amortization expenses during 2001, due primarily to refinancing activity, more than offset the increase in recurring servicing fees from the portfolio growth.

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

Hospitality

Revenues and Adjusted EBITDA increased $604 million (66%) and $128 million (33%), respectively. While our April 2001 acquisition of Fairfield produced the bulk of this growth, our pre-existing timeshare exchange operations also made contributions. Prior to the acquisition of Fairfield, the results of this segment consisted principally of royalties earned on our lodging brands and exchange fees earned from our timeshare exchange business, Resort Condominium International, LLC. Fairfield contributed revenues, expenses and Adjusted EBITDA of $568 million, $424 million and $144 million, respectively, during 2001. In addition, the first quarter 2001 acquisition of Holiday Cottages Group Limited, the leading UK brand in holiday cottage rentals, contributed incremental revenues and Adjusted EBITDA of $34 million and $13 million, respectively, in 2001. Notwithstanding the negative impact that the September 11th terrorist attacks had on the economy's travel sector, timeshare subscription and transaction fees increased $41 million supported by increases in both members and exchange transactions. A corresponding increase in timeshare-related staffing costs was incurred to support volume growth and meet anticipated service levels. Revenues and Adjusted EBITDA in this segment include a decline in preferred alliance fees of $8 million, principally due to the expiration of a vendor contract in 2000. Royalties and marketing fund revenues from our lodging franchise operations declined $13 million (6%) and $14 million (7%), respectively, due to a 7% decrease in revenue per available room. Lower marketing fund revenues received from franchisees were directly offset by lower expenses incurred on the marketing of our nine lodging brands. The September 11th terrorist attacks caused a decline in the occupancy levels and room rates of our franchised lodging properties in the fourth quarter of 2001. While we expect the events of September 11th to suppress the growth of this segment in the near term, we also expect that the percentage impact will continue to decline over time, absent any further negative events affecting the travel industry. Furthermore, since many of our timeshare operations and franchised lodging properties principally serve road travelers (rather than air travelers), we believe that the effects of September 11th on this segment's operations will be less severe than on the travel industry as a whole.

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

RESULTS OF CONSOLIDATED OPERATIONS—2000 vs. 1999

Our consolidated results from continuing operations comprised the following:

	2000	1999	Change
Net revenues	$4,320	$5,755	$(1,435)

Expenses, excluding other charges and non-vehicle interest, net	3,056	4,299	(1,243)
Other charges	111	3,032	(2,921)
Non-vehicle interest, net	152	201	(49)

Total expenses	3,319	7,532	(4,213)

Gains on dispositions of businesses	(37)	(1,142)	1,105
Losses on dispositions of businesses	45	33	12

Income (loss) before income taxes and minority interest	993	(668)	1,661
Provision (benefit) for income taxes	341	(422)	763
Minority interest, net of tax	83	61	22

Income (loss) from continuing operations	$569	$(307)	$876

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

As described in detail below, our contingently convertible debt securities include provisions that permit investors to require us to redeem the securities at their accreted value at specified times. Holders of our 3 7/8% convertible senior debentures may first require us to redeem them in November 2004; holders of our zero coupon senior convertible contingent notes, in February 2004; and holders of our zero coupon convertible debentures, in May 2003. If our stock price fails to adequately appreciate from the date of issuance of the contingently convertible debt securities until their redemption date, we believe it is likely that investors would exercise their option to require us to redeem the securities absent any modification to the terms of the securities. A redemption could cause us to utilize a material amount of cash to redeem such securities at their accreted value; however, we would not expect it to have a material adverse effect on our results of operations. The cost of redeeming and/or refinancing such securities would depend on market conditions at the time and the type of securities, if any, issued for refinancing purposes. As a result, our management considers the use of redemption of our contingently convertible securities in establishing and utilizing our credit facilities, in targeting our cash position, and in evaluating additional issuances of securities. We consider our access to capital adequate to meet our prospective obligations under the terms of our contingently convertible debt securities. If holders were to require us to redeem these securities, we would fund such redemptions with available cash, borrowings under available credit facilities and/or the issuance of debt or equity securities; we may also consider amending the terms of the securities to induce holders to retain, rather than redeem, these securities.

As also described in detail below, our contingently convertible debt securities include provisions that could require us to pay a higher interest rate on the securities if they remain outstanding after the date at which we begin to have the right to redeem them. Because we have the right to redeem the securities at their accreted value before any such provisions become effective; we do not believe these provisions would have an adverse impact on our results of operations compared to our results of operations using other financing sources available at that time.

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

Zero Coupon Convertible Debentures.    We will make cash interest payments of 3% per annum beginning May 5, 2002 and continuing through May 4, 2003 to the holders of these debentures on a semi-annual basis. We amended the terms of the debentures to include these interest payments in order to maintain a lower cost of capital rather than issuing additional equity to cover the potential puts, which were exercisable at May 4, 2002. We may be required to pay additional interest on these notes commencing in May 2004 if the average of the sales prices of our CD common stock is less than or equal to 60% of the accreted conversion price of the debentures for any 20 of the 30 trading days during the applicable measurement period, then the interest rate will be adjusted to 7% per year. The applicable measurement period for determining whether contingent interest payments will be made ends five business days prior to each May 4 and November 4, commencing May 4, 2004. In the event of an upward interest adjustment, 0.25% per year will be paid in cash; the remaining additional interest will accrue and be paid at maturity. Through December 31, 2001, there was no upward interest adjustment to the notes. These notes may be converted prior to maturity (i) during each three-month period following issuance of the notes if the closing sale price our CD common stock exceeds 110% of the accreted conversion price per share for at least 20 trading days in the period of 30 trading days ending on the first day of such three-month period; (ii) if the notes trade at less than 95% of the value of the shares into which the notes are convertible; (iii) if the notes have been called for redemption; (iv) if Moody's Investors Service and Standard & Poor's Corporation no longer have investment-grade ratings assigned to the notes; or (v) in the event of certain material distributions to holders of CD commons stock, excluding payments of dividends in the normal course. We believe that, if these debentures are indeed convertible immediately prior to maturity due to the price of our CD common stock exceeding the contingent-conversion threshold, holders of such notes and debentures will elect to convert them into shares of our CD common stock. The conversion threshold at maturity is 110% of the accreted conversion price per share. The accreted conversion price is subject to change as a result of any upward interest adjustment as it is calculated as 100% of the principal amount of the notes, plus accrued and unpaid cash interest (which will only result from an upward adjustment to the interest) divided by the number of shares of CD common stock issued for each note, or 39.08. At

December 31, 2001, the accreted conversion price was $25.59. The conversion threshold at maturity is 110% of the accreted conversion price per share, or approximately $28.15.

The notes will not be redeemable by us prior to May 4, 2004, but will be redeemable thereafter. In addition, holders of the notes may require us to repurchase the notes on May 4, 2003, 2004, 2006, 2008, 2011 and 2016. In such circumstance, we have the option of paying the repurchase price in cash, shares of our CD common stock, or any combination thereof. These debentures are senior unsecured obligations and rank equally in right of payment with all our existing and future senior unsecured indebtedness.

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

Secured Borrowings

Secured borrowings primarily represent asset-backed funding arrangements whereby we or our wholly-owned and consolidated special purpose entities issue debt or enter into loans supported by the cash flows derived from specific pools of assets classified as assets under management and mortgage programs. These borrowings are primarily issued under our AESOP Funding or Greyhound Funding programs. AESOP Funding is a domestic financing program that provides for the issuance of up to $4.45 billion of variable rate notes to support our car rental operations. Greyhound Funding is also a domestic financing program that provides for the issuance of up to $3.19 billion of variable rate notes, preferred membership interests and term notes to support our fleet leasing operations. Under both programs, the debt issued is collateralized by vehicles owned by either our car rental subsidiary or our fleet leasing subsidiary. In the AESOP Funding program, the vehicles financed are generally covered by agreements where manufacturers guarantee a specified repurchase price for the vehicles. However, the program will allow funding for 25% of vehicles not covered by such agreements. The titles to all the vehicles supporting these facilities is held in bankruptcy remote trusts and we act as a servicer of all the vehicles. For the Greyhound Funding facility, the bankruptcy remote trust also acts as lessor under both operating and financing lease agreements. At December 31, 2001, we had $3.5 billion of term notes outstanding under the AESOP Funding program. At December 31, 2001, we had $2.9 billion of outstanding debt under the Greyhound Funding program, of which $2.6 billion and $295 million were included as components of secured term notes and other secured borrowings, respectively, in the above table. All debt issued under these programs is classified as liabilities under management and mortgage programs on our Consolidated Balance Sheet. Also included in secured term notes are $450 million of variable- rate notes maturing in 2011 and $285 million of variable-rate notes maturing in 2006. These notes are collaterized by vehicles owned by our fleet leasing subsidiary.

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

Trip Network, Inc.

During March 2001, we funded the creation of Trip Network with a contribution of assets valued at approximately $20 million in exchange for all of the common and preferred stock of Trip Network. We transferred all the common shares of Trip Network to the Hospitality Technology Trust, an independent technology trust that is controlled by three independent trustees who are not officers, directors or employees of Cendant or relatives of officers, directors or employees of Cendant. The trust was established in 1997 for purposes of enhancing and promoting the use of advanced technology for our lodging brands, its beneficiaries, including providing financial and technology support services and investing in Internet related activities for the benefit of its beneficiaries. The hotel franchise chains have agreed to link their brand and property Web sites to Trip.com, for among other reasons because of their beneficial interest in the trust. Management believes that the enhanced functionality for the brand and property Web pages to be provided by Trip.com links will help build customer loyalty and avoid the problem of viewers leaving the brand and property web sites for the sites of competitors. Additionally, management believes that the aggregate links of all franchisee properties creates critical mass and web-traffic for Trip Network further enhancing its ablility to be successful. If Trip Network is successful, then management believes the common shares will likely appreciate in value. The liquidation of shares (representing the trust's equity stake, which approximates 20% of Trip Network's common stock on a fully diluted basis) will provide the trust with further resources to pursue its stated objectives. Further, as Trip Network provides travel services to both our franchisees as well as non-franchisees, our contribution of the Trip Network common stock to the Hospitality Technology Trust supported our lodging franchise business model whereby we do not compete directly with our franchisees for the sale of transient hotel rooms.

The preferred stock investment, which is convertible into approximately 80% of Trip Network's common stock on a fully diluted basis, is not convertible prior to March 31, 2003, except upon a change of control of Trip Network. Subsequently, we contributed $85 million, including $45 million in cash and 1.5 million shares of Homestore common stock, then-valued at $34 million, to Trip Network to pursue the development of an online travel business for the benefit of certain of our current and future franchisees. Such amount was expensed during 2001. We also received warrants to purchase up to 28,250 shares of Trip Network's common stock, which are exercisable, at our option, upon the achievement of certain valuations beginning on March 31, 2003 or upon a change of control at Trip Network at an exercise price of $0.01 per share. This arrangement is consistent with our strategy of creating a single platform to research and develop Internet related products within an integrated business plan. Since we do not have the in-house expertise to develop new technology for Internet Web sites, we outsourced the development of certain Internet assets and Web-site features to Trip Network.

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

Trilegiant's Board of Directors is comprised of three directors elected by the Trilegiant management (as the common shareholder) and three directors elected by us (as the sole preferred shareholder).

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

ITEM 14. CONTROLS AND PROCEDURES.

        (a)    Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

        (b)    Changes in Internal Controls.    Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 15(A)(1) FINANCIAL STATEMENTS

See Financial Statements and Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(3) EXHIBITS

See Exhibit Index commencing on page G-1 hereof.

ITEM 15(B) REPORTS ON FORM 8-K

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
James E. Buckman Vice Chairman and General Counsel Date: November 4, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY R. SILVERMAN (Henry R. Silverman)	Chairman of the Board, President, Chief Executive Officer and Director	November 4, 2002
/s/ JAMES E. BUCKMAN (James E. Buckman)	Vice Chairman, General Counsel and Director	November 4, 2002
/s/ STEPHEN P. HOLMES (Stephen P. Holmes)	Vice Chairman and Director	November 4, 2002
/s/ KEVIN M. SHEEHAN (Kevin M. Sheehan)	Senior Executive Vice President and Chief Financial Officer	November 4, 2002
/s/ TOBIA IPPOLITO (Tobia Ippolito)	Executive Vice President and Chief Accounting Officer	November 4, 2002
/s/ MYRA J. BIBLOWIT (Myra J. Biblowit)	Director	November 4, 2002
(The Honorable William S. Cohen)	Director	November 4, 2002
/s/ LEONARD S. COLEMAN (Leonard S. Coleman)	Director	November 4, 2002
/s/ MARTIN L. EDELMAN (Martin L. Edelman)	Director	November 4, 2002
/s/ DR. JOHN C. MALONE (Dr. John C. Malone)	Director	November 4, 2002
/s/ CHERYL D. MILLS (Cheryl D. Mills)	Director	November 4, 2002

/s/ BRIAN MULRONEY (The Rt. Hon. Brian Mulroney, P.C., L.L.D.)	Director	November 4, 2002
/s/ ROBERT E. NEDERLANDER (Robert E. Nederlander)	Director	November 4, 2002
(Robert W. Pittman)	Director	November 4, 2002
(Sheli Z. Rosenberg)	Director	November 4, 2002
(Robert F. Smith)	Director	November 4, 2002

CERTIFICATIONS

I, Henry R. Silverman, certify that:

        1.    I have reviewed this annual report on Form 10-K/A of Cendant Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ HENRY R. SILVERMAN

Chief Executive Officer

I, Kevin M. Sheehan, certify that:

        1.    I have reviewed this annual report on Form 10-K/A of Cendant Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ KEVIN M. SHEEHAN

Chief Financial Officer

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

Cendant Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2001	2000	1999
Revenues
Service fees and membership-related, net	$5,434	$4,191	$4,831
Vehicle-related	3,134	11	758
Other	45	118	166

Net revenues	8,613	4,320	5,755

Expenses
Operating	2,658	1,176	1,572
Vehicle depreciation, lease charges and interest, net	1,789	—	674
Marketing and reservation	1,114	896	1,009
General and administrative	965	663	706
Non-vehicle depreciation and amortization	477	321	338
Other charges:
Restructuring and other unusual charges	379	109	117
Acquisition and integration related costs	112	—	—
Mortgage servicing rights impairment	94	—	—
Litigation settlement and related costs, net	86	2	2,915
Non-vehicle interest (net of interest income of $91, $73 and $38)	252	152	201

Total expenses	7,926	3,319	7,532

Gains on dispositions of businesses	443	37	1,142

Losses on dispositions of businesses	(26)	(45)	(33)

Impairment of investments	(441)	—	—

Income (loss) before income taxes, minority interest and equity in Homestore.com	663	993	(668)
Provision (benefit) for income taxes	220	341	(422)
Minority interest, net of tax	24	83	61
Losses related to equity in Homestore.com, net of tax	77	—	—

Income (loss) from continuing operations	342	569	(307)
Income from discontinued operations, net of tax	81	91	78
Gain on disposal of discontinued operations, net of tax	—	—	174

Income (loss) before extraordinary loss and cumulative effect of accounting changes	423	660	(55)
Extraordinary loss, net of tax	—	(2)	—

Income (loss) before cumulative effect of accounting changes	423	658	(55)
Cumulative effect of accounting changes, net of tax	(38)	(56)	—

Net income (loss)	$385	$602	$(55)

CD common stock income (loss) per share
Basic
Income (loss) from continuing operations	$0.37	$0.79	$(0.41)
Net income (loss)	0.42	0.84	(0.07)
Diluted
Income (loss) from continuing operations	$0.36	$0.77	$(0.41)
Net income (loss)	0.41	0.81	(0.07)

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

See Notes to Consolidated Financial Statements.

Cendant Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2001	2000	1999
Operating Activities
Net income (loss)	$385	$602	$(55)
Adjustments to arrive at income (loss) from continuing operations	(43)	(33)	(252)

Income (loss) from continuing operations	342	569	(307)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Non-vehicle depreciation and amortization	477	321	338
Non-cash portion of other charges	298	24	2,869
Gain on dispositions of business	(443)	(37)	(1,142)
Losses on dispositions of business	26	45	33
Impairment of investments	441	—	—
Proceeds from sales of trading securities	110	—	180
Purchases of trading securities	—	—	(147)
Deferred income taxes	394	25	260
Net change in operating assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	10	198	(214)
Income taxes	(177)	319	(702)
Accounts payable and other current liabilities	232	(213)	38
Deferred income	(162)	(79)	(83)
Other, net	(150)	(221)	(181)

Net cash provided by operating activities exclusive of management and mortgage programs	1,398	951	942

Management and mortgage programs:
Depreciation and amortization	1,659	153	698
Origination of mortgage loans	(40,963)	(24,196)	(25,025)
Proceeds on sale of and payments from mortgage loans held for sale	40,643	24,428	26,328

	1,339	385	2,001

Net cash provided by operating activities	2,737	1,336	2,943

Investing Activities
Property and equipment additions	(329)	(192)	(239)
Funding of stockholder litigation settlement trust	(1,060)	(350)	—
Proceeds from sales of available-for-sale securities	36	379	741
Purchases of available-for-sale securities	(35)	(441)	(672)
Purchases of non-marketable securities	(101)	(90)	(18)
Net assets acquired (net of cash acquired of $308 in 2001) and acquisition-related payments	(2,757)	(106)	(205)
Net proceeds from dispositions of businesses	109	4	3,509
Other, net	(69)	(24)	8

Net cash provided by (used in) investing activities exclusive of management and mortgage programs	(4,206)	(820)	3,124

Management and mortgage programs:
Investment in vehicles	(14,906)	—	(2,378)
Payments received on investment in vehicles	13,324	—	1,604
Origination of timeshare receivables	(497)	—	—
Principal collection of timeshare receivables	538	—	—
Equity advances on homes under management	(6,306)	(7,637)	(7,608)
Repayment on advances on homes under management	6,340	8,009	7,688
Net additions to mortgage servicing rights and related hedges	(752)	(778)	(727)
Proceeds from sales of mortgage servicing rights	58	84	156

	(2,201)	(322)	(1,265)

Net cash provided by (used in) investing activities	(6,407)	(1,142)	1,859

Financing Activities
Proceeds from borrowings	5,608	—	1,719
Principal payments on borrowings	(2,213)	(897)	(2,213)
Issuances of common stock	877	603	127
Repurchases of common stock	(254)	(381)	(2,863)
Proceeds from mandatorily redeemable preferred interest in a subsidiary	—	375	—
Proceeds from mandatorily redeemable preferred securities issued by subsidiary holding solely senior debentures issued by the Company	—	91	—
Other, net	(153)	—	—

Net cash provided by (used in) financing activities exclusive of management and mortgage programs	3,865	(209)	(3,230)

Management and mortgage programs:
Proceeds from borrowings	9,460	4,133	5,263
Principal payments on borrowings	(8,798)	(5,320)	(7,838)
Net change in short-term borrowings	116	913	(2,000)
Proceeds received for debt repayment in connection with disposal of fleet businesses	—	—	3,017

	778	(274)	(1,558)

Net cash provided by (used in) financing activities	4,643	(483)	(4,788)

Effect of changes in exchange rates on cash and cash equivalents	(8)	(6)	36
Cash provided by discontinued operations	121	89	79

Net increase (decrease) in cash and cash equivalents	1,086	(206)	129
Cash and cash equivalents, beginning of period	856	1,062	933

Cash and cash equivalents, end of period	$1,942	$856	$1,062

Supplemental Disclosure of Cash Flow Information
Interest payments	$609	$263	$450
Income tax payments (refunds), net	$40	$(73)	$(46)

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

Cendant Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.    Summary of Significant Accounting Policies

  Basis of Presentation

  Cendant Corporation is a global provider of a wide range of complementary consumer and business services. The Consolidated Financial Statements include the accounts of Cendant Corporation and its subsidiaries (collectively, "the Company"). The Consolidated Financial Statements also include affiliates in which the Company directly or indirectly has a controlling financial interest. In determining whether the Company has a direct or indirect controlling financial interest in affiliates, consideration is given to various factors, including common stock ownership, possession of securities convertible into common stock and the related conversion terms, voting rights, representation on the board of directors, rights or obligations to purchase additional ownership interests as well as the existence of contracts or agreements that provide control features. Generally, when the Company determines that its ownership, direct or indirect, exceeds fifty percent of the outstanding voting shares of an affiliate, the Company will consolidate the affiliate. Furthermore, when the Company determines that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights, the Company will consolidate the affiliate.

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

  A mortgage servicing right ("MSR") is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified servicing activities. The total cost of loans originated or acquired is allocated between the MSR and the mortgage loan, without the servicing rights, based on relative fair values. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies. MSRs are initially recorded at relative fair value and subsequently amortized over the estimated life of the related loan portfolio in proportion to projected net servicing revenues. Such amortization, which is recorded as a reduction of net servicing revenue in the Consolidated Statements of Operations, was $237 million, $153 million and $118 million during 2001, 2000 and 1999, respectively. For purposes of performing its impairment evaluation, the Company stratifies its portfolio on the basis of interest rates of the underlying mortgage loans. The Company measures impairment for each stratum by comparing estimated fair value to the carrying amount. Fair value is estimated based on expected cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. Temporary impairment is recorded through a valuation allowance in the period of occurrence. During 2001, the Company recorded net aggregate write-downs of $144 million through a valuation allowance (net of qualifying hedging gains). Approximately $50 million of this write-down was related to changes in estimates of interest rates in the ordinary course of business, which were the direct result of the continued lowering of interest rates that occurred during 2001 prior to the September 11th terrorist attacks. These rate reductions caused a decline in the value of the mortgage servicing rights portfolio, hence requiring the write-down. The remaining $94 million of aggregate write- down was directly related to interest rate reductions subsequent to the September 11th terrorist attacks, whereby the Federal Reserve reduced the Federal Funds Rate by 50 basis points twice within a 14-day period following the terrorist attacks and the U.S. Treasury Department announced thereafter the discontinuance of new sales of the 30-year treasury bond. The reductions in the Federal Funds Rate, which occurred between September 17th and December 11th of 2001, resulted in a 50% reduction to such rate which has never occurred over such a short period in the history of the Federal Funds Rate. The series of these actions resulted in a reduction of mortgage rates to a 30-year low during fourth quarter 2001, according to the Freddie Mac Home Loan Index. Such reductions resulted in increases to the Company's forecasted loan prepayment speeds, which negatively impacted the carrying value of the mortgage servicing rights asset, hence requiring a write-down of $94 million.

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

  Fleet Leasing.    The Company leases its vehicles under three standard arrangements: open-end operating leases, closed-end operating leases or open-end finance leases (direct financing leases). Each lease is either classified as an operating lease or a direct financing lease, as appropriate. The lease term under the open-end lease agreement provides for a minimum lease term of twelve months and after the minimum term, the lease may be continued at the lessee's election for successive monthly renewals. For operating leases, lease revenues, which contain a depreciation component, an interest component and a management fee component, are recognized based on the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. For direct financing leases, lease revenue contains an interest component, which is recognized using an interest method based on the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. Amounts charged to the lessees for interest are determined in accordance with the pricing supplement to the respective lease agreement and are generally calculated on a floating rate basis and can vary month to month in accordance with changes in the floating rate index. Amounts charged to lessees for interest may also be based on a fixed rate that would remain constant for the life of the lease. Amounts charged to the lessees for depreciation are based on the straight-line depreciation of the vehicle over its expected lease term. Management fees are recognized on a straight-line basis over the life of the lease. Revenue for other services is recognized when such services are provided to the lessee.

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

  Vehicle Depreciation, Lease Charges and Interest, net

  Vehicles are stated at cost, net of accumulated depreciation. The initial cost of the vehicles is net of incentives and allowances from vehicle manufacturers. Rental vehicles are depreciated on a straight-line basis at rates ranging from 11% to 28% per annum based on their estimated useful lives. Such depreciation rates consider the contracted residual values which are guaranteed to be paid for the vehicles when returned to the manufacturers and are a function of the number of months between the original purchase date of the vehicle and the sale date of the vehicle back to the manufacturers. Leased vehicles are depreciated to their estimated value on a straight-line basis over a term that generally ranges from 3 to 6 years. Gains or losses on the sale of vehicles are reflected as an adjustment to depreciation.

  The components of vehicle depreciation, lease charges and interest, net are summarized below:

	2001	1999
Depreciation expense	$1,406	$580
Losses on sales of vehicles, net	27	4
Interest expense, net(a)	329	90
Lease charges	27	—

	$1,789	$674

  (a)    Such amounts are net of vehicle interest income of $11 million and $1 million during 2001 and 1999, respectively.

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

(*)
Primarily represents (i) the establishment of $125 million of liabilities associated with pre-acquisition contingencies, (ii) $130 million of fair value adjustments to long-term liabilities, (iii) $65 million of costs associated with exiting activities, (iv) $105 million of fair value adjustments to assets acquired primarily related to the vehicle fleet and investments and (v) $28 million of fair value adjustments to liabilities assumed primarily associated with contractual obligations; offset, in part, by (i) $110 million of deferred tax liabilities for book-tax basis differences and (ii) $85 million related to the allocation of the purchase price to identifiable intangible assets.

  As part of the acquisition, the Company's management formally committed to various strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and Avis. The major area of anticipated cost reductions was the relocation of the Avis corporate headquarters. To complete these initiatives, the Company closed the Avis Corporate headquarters, relocated Avis employees and abandoned assets in connection with such relocation, as well as involuntarily terminated Avis employees, The Company anticipates completing such actions by March 2002. Such initiatives resulted in adjustments of $65 million to the allocation of the purchase price. The recognition of costs associated with these initiatives and the corresponding utilization are summarized by category as follows:

	Costs	Cash Payments	Other Reductions	Balance at December 31, 2001
Personnel related	$39	$(22)	$—	$17
Asset fair value adjustments	19	—	(19)	—
Facility related	7	—	—	7

Total	$65	$(22)	$(19)	$24

  At December 31, 2001, the Company had formally communicated the termination of employment to approximately 550 employees and approximately 290 employees had been terminated. The Company anticipates the majority of the remaining personnel related costs will be paid during 2002.

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

(*)
Primarily represents (i) $179 million of deferred tax liabilities for book-tax basis differences and pre-acquisition tax contingencies, (ii) $153 million of costs associated with exiting activities, (iii) $79 million of fair value adjustments to liabilities assumed primarily related to pensions and unfavorable contracts, (iv) $41 million related to the establishment of liabilities associated with pre-acquisition contingencies, (v) $17 million related to the allocation of the purchase price to identifiable intangible assets and (vi) $2 million of fair value adjustments to assets acquired.

  As part of the acquisition, the Company's management formally committed to various strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and Galileo, as well as rationalizing the Galileo business. The major areas of anticipated cost reductions were (i) rightsizing the core business functions of Galileo and relocating the corporate and other offices (including the back office support functions and (ii) exiting certain activities and certain acquired businesses, including the sale of assets. To complete these initiatives, the Company (i) involuntarily terminated Galileo employees, (ii) relocated the Galileo corporate headquarters, back office support functions and other offices, (iii) merged numerous offices in Europe to a single European headquarters and (iv) abandoned assets in connection with such relocation, as well as terminated contractual service agreements associated with the activities to be exited. The Company anticipates completing such actions by October 2002. Such initiatives resulted in adjustments of $153 million to the allocation of the purchase price. The recognition of costs associated with these initiatives and the corresponding utilization are summarized by category as follows:

	Costs	Cash Payments	Other Reductions	Balance at December 31, 2001
Personnel related	$44	$(26)	$—	$18
Asset fair value adjustments and contract terminations	93	(10)	(46)	37
Facility related	16	—	—	16

Total	$153	$(36)	$(46)	$71

  As of December 31, 2001, the Company had formally communicated the termination of employment to approximately 570 employees and approximately 350 employees had been terminated. The Company anticipates the majority of the remaining personnel related costs will be paid during 2002.

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

4.    Dispositions of Businesses and Impairment of Investments

  During 2001, 2000 and 1999, the Company recorded net gains (losses) on the dispositions of businesses and impairments of investments of $(24) million, $(8) million and $1.1 billion, respectively. Included within these amounts are the following items:

	2001	2000	1999
Gains on non-strategic businesses
Move.com and ancillary businesses	$436	$—	$—
Former Fleet segment	—	35	724
Entertainment Publications, Inc.	—	—	156
North American Outdoor Group	—	—	114
Other	7	2	148

	$443	$37	$1,142

Losses on non-strategic businesses	$(26)	$(45)	$(33)

Impairment of Investments
Investment in Homestore.com, Inc.	$(407)	$—	$—
Other	(34)	—	—

	$(441)	$—	$—

  Move.com and Ancillary Businesses.    On February 16, 2001, the Company completed the sale of its real estate Internet portal, move.com, along with certain ancillary businesses to Homestore.com, Inc. ("Homestore") in exchange for approximately 21 million shares (representing a 20.2% ownership interest) of Homestore common stock, then-valued at $718 million. The operations of these businesses were not material to the Company's financial position, results of operations or cash flows. The Company recorded a gain of $548 million on the sale of these businesses, of which $436 million ($262 million, after tax) was recognized at the time of closing. The Company deferred $112 million of the gain, which represented the portion that was equivalent to its common equity ownership percentage in Homestore at the time of closing. The deferred gain was being recognized into income over five years as a component of equity in Homestore.com within the Consolidated Statement of Operations. During 2001, the Company recognized $35 million of this deferred gain, which is reflected as a component of losses related to equity in Homestore.com, net of tax on the Company's Consolidated Statement of Operations. The difference between the value of the Company's investment in Homestore and the underlying equity in the net assets of Homestore was $431 million, which was also being amortized over five years as a component of equity in Homestore.com within the Consolidated Statement of Operations. Such difference was reduced by $135 million during 2001, of which $67 million represented amortization, which is reflected as a component of losses related to equity in Homestore.com, net of tax on the Company's Consolidated Statement of Operations. The remaining $68 million, which is also reflected as a component of losses related to equity in Homestore.com, net of tax on the Company's Consolidated Statement of Operations, primarily related to (i) the contribution of approximately 1.5 million shares of Homestore common stock to Trip Network, Inc. ("Trip Network"), formerly Travel Portal, Inc. and (ii) the distribution of 1.7 million shares of Homestore common stock to former Move.com common stockholders in exchange for then-outstanding shares of Move.com common stock (see Note 25—Related Party Transactions for a detailed discussion of the Company's relationship with Trip Network).

  The Company accounts for its investment in Homestore on the equity method of accounting during the period presented based upon its ability to influence Homestore, as evidenced by its ownership percentage of Homestore common stock, previous representation by Company management on the board of directors of Homestore and the existence of contractual agreements that were entered into as part of the sale of the Company's former Internet real estate portal, move.com. With respect to the Company's ability to influence Homestore due to the existence of the contractual agreements, the Company's initial relationship originated on June 30, 1998 when it and RealSelect, the predecessor to Homestore, entered into a four year listing license agreement, whereby the Company, among other things, licensed to RealSelect the exclusive rights to display the listings of the Century 21, ERA and Coldwell Banker brands on the realtor.com website. The exclusive listing license was extended an additional forty (40) years as part of the October 26, 2000 Master Operating Agreement entered into between the Company and Homestore.

  Investment in Homestore.com, Inc.    In connection with a protracted decline in the value of Homestore's common stock since July 2001, the Company reviewed its investment in Homestore for other-than-temporary impairment during fourth quarter 2001. After consideration of several indicators, including the extent to which the market value of Homestore had declined, the Company determined that an other-than-temporary impairment had occurred and, as a result, revalued its investment to the Company's estimate of Homestore's fair value. Accordingly, the Company recorded a net impairment charge of $407 million ($244 million, after tax) during fourth quarter 2001 in connection with this revaluation. During fourth quarter 2001, the Company also recorded its proportionate share of Homestore's estimated fourth quarter 2001 losses to the extent that such amount did not reduce the Company's investment in Homestore beyond zero. Such amount is included as a component of losses related to equity in Homestore.com on the Consolidated Statement of Operations. At December 31, 2001, the Company's investment in Homestore was recorded at zero.

  Former Fleet Segment.    During 1999, the Company sold its fleet business for aggregate consideration of $5.2 billion. Such consideration, in part, consisted of a $1.4 billion note payable to the Company and $360 million of non-voting convertible preferred stock of Avis Fleet Leasing and Management Corporation, a wholly-owned subsidiary of Avis. The consideration also included the assumption of $400 million of debt owed by the fleet business to the Company. Additionally, the Company received consideration of

  $3 billion in cash and a $30 million note from Avis to pay off existing asset-backed debt of the fleet business.

  The Company realized a gain of $881 million ($866 million, after tax) on the sale of its fleet businesses, of which $715 million ($702 million, after tax) was recognized at the time of closing and $166 million ($164 million, after tax) was deferred at the date of disposition. The realized gain was net of approximately $90 million of transaction costs. The Company deferred the portion of the realized net gain equivalent to its common equity ownership percentage in Avis (18.9%) at the time of closing, which was included in deferred income in the Consolidated Balance Sheet at December 31, 2000. The deferred gain was being recognized into income over 40 years (from the date of sale through March 1, 2001, the date the Company acquired Avis), which was consistent with the period Avis was amortizing the goodwill generated from the transaction. During 2000, the Company recognized $35 million of the deferred gain due to the sale by Avis of its European vehicle management services business in 2000. During 1999, the Company recognized $9 million of the deferred gain due to the sale of a portion of the Company's equity ownership in Avis in 1999. On March 1, 2001, in connection with the Company's acquisition of Avis, the common and preferred stock held by the Company, which approximated $522 million, and the unamortized deferred gain, which approximated $113 million, were accounted for as components of Cendant's net investment in Avis aggregating $409 million (see Note 25—Related Party Transactions).

  Entertainment Publications, Inc.    During 1999, the Company completed the sale of approximately 85% of its Entertainment Publications, Inc. business unit for cash of $281 million. The Company realized a gain of approximately $156 million ($78 million, after tax) on the sale of this business.

  North American Outdoor Group.    During 1999, the Company completed the sale North American Outdoor Group for cash of $141 million. The Company realized a gain of approximately $114 million ($69 million, after tax) on the sale of this business.

  Impairment of Other Investments.    During 2001, the Company reviewed its other investments and determined that other-than-temporary impairments had occurred for certain of these investments and, as a result, recorded impairment charges of $34 million ($21 million, after tax) primarily related to a lodging and an Internet-related investment.

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

6.    Franchising and Marketing/Reservation Activities

  Franchising revenues received from lodging properties, car rental locations, tax preparation offices and real estate brokerage offices were $787 million, $857 million and $839 million for 2001, 2000 and 1999, respectively. Such amounts include initial franchise fees of $29 million, $30 million and $36 million for 2001, 2000 and 1999, respectively. During 2001, 2000 and 1999, the franchising revenues were net of annual rebates to the Company's real estate brokerages of $55 million, $45 million and $43 million, respectively. Only the Company's real estate brokerages may receive rebates on their royalty payments based upon the amount of commission income earned during a calendar year. Each brand has several rebate schedules currently in effect.

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

  3 7/8% Convertible Senior Debentures

  During 2001, the Company issued 3 7/8% convertible senior notes for gross proceeds of $1.2 billion. The notes mature in November 2011. The Company may be required to pay additional interest on these notes commencing in November 2004 if the average of the sales prices of its CD common stock is less than or equal to 45% of the accreted conversion price of the debentures for any 20 of the 30 trading days during the applicable measurement period. Thereafter, the interest rate will be adjusted upward for the subsequent six-month period to the rate at which a hypothetical issue of the Company's senior, non-convertible, fixed-rate, callable debt securities would trade, at that time, at par, provided that the reset rate shall not exceed 10% per year. The accreted conversion price of the debentures would increase (ratably with the accreted value of the debentures) if an upward interest adjustment occurs. The applicable measurement period for determining whether an upward interest adjustment will occur ends five business days prior to each May 30 and November 30 after November 27, 2004. In the event of an upward interest adjustment, no more than 0.25% per year, incrementally, will be paid in cash; the remaining additional interest will accrue and be paid at maturity. Through December 31, 2001, there was no upward interest adjustment to the notes. This upward interest adjustment is considered an embedded derivative under SFAS No. 133. The embedded derivative had a de minimus value at the time of issuance and at December 31, 2001.

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

  Zero Coupon Convertible Debentures

  During 2001, the Company issued $1.0 billion aggregate principal amount at maturity of zero-coupon zero-yield senior convertible notes for gross proceeds of approximately $1.0 billion. The notes mature in May 2021. The interest on these debentures will be 0% through May 2004. The Company may be required to pay interest on these debentures commencing in May 2004 if the average of the sales prices of its CD common stock is less than or equal to 60% of the accreted conversion price of the debentures for any 20 of the 30 trading days during the applicable measurement period, then the interest rate will be adjusted to 7% per year. The applicable measurement period for determining whether contingent interest payments will be made ends five business days prior to each May 4 and

  November 4, commencing May 4, 2004. In the event of an upward interest adjustment, 0.25% per year will be paid in cash; the remaining additional interest will accrue and be paid at maturity. This upward interest adjustment is considered an embedded derivative under SFAS No. 133. The embedded derivative had a de minimus value at the time of issuance and at December 31, 2001. Through December 31, 2001, there was no upward interest adjustment to the debentures.

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

  Credit Facilities

  As of December 31, 2001, the Company, through its PHH subsidiary, maintained $1.875 billion of committed and unsecured credit facilities. The facilities comprise two $750 million revolving credit facilities maturing in February 2002 and February 2005, a $100 million revolving credit facility maturing in December 2002 and $275 million of other revolving credit facilities maturing in November 2002. During 2001, borrowings under these facilities bore interest at LIBOR plus a margin of approximately 40 basis points. The Company was also required to pay a per annum facility fee of approximately 12.5 basis points under these facilities. The interest rates and facility fees are subject to change based upon credit ratings assigned to PHH by nationally recognized debt rating agencies.The Company is also required to pay a per annum utilization fee of approximately 25 basis points if usage under these facilities exceeds 25% of aggregate commitments. At December 31, 2001, the Company had outstanding borrowings of $750 million under its $750 million facility maturing in 2005. At December 31, 2001, the Company had $1.1 billion of availability under these facilities.

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

  NRT Incorporated

  NRT Incorporated ("NRT") is a joint venture between the Company and Apollo Management, L.P. ("Apollo") that acquires independent real estate brokerages, converts them to one of the Company's real estate brands and operates the brand under a 50-year franchise agreement with the Company. The original business purpose of this relationship was to permit the Company to maintain and expand its original business purpose as a franchisor in the lodging and residential real estate brokerage industries without directly competing with its existing franchisees. This structure permitted the Company to receive a royalty stream on NRT's revenues consistent with other franchisees and to receive a market rate return on the preferred investment. Upon NRT's formation, the Company committed to participate in acquisitions made by NRT by acquiring intangible assets and, in some cases, mortgage operations of the real estate brokerage firms acquired by NRT thereby funding a substantial portion of the purchase price of these acquisitions. For such acquisitions (where the Company is funding a substantial portion of the purchase price), NRT must obtain the Company's approval to consummate the transaction. The Company's total commitment to participate in acquisitions made by NRT was $1.5 billion and as of December 31, 2001, the Company had satisfied $854 million of this commitment thereby reducing its commitment to participate in future NRT acquisitions to $592 million ($500 million of which the Company is not obligated to fund prior to February 2004). Upon satisfying any portion of this commitment, the Company records the intangible assets it has acquired on its Consolidated Balance Sheet. Therefore, as of December 31, 2001 and 2000, franchise agreements of $854 million and $607 million, respectively, are recorded on the Company's Consolidated Balance Sheet in connection with its commitment to participate in acquisitions made by NRT. Except for the term and the lack of a royalty rebate provision, these franchise agreements are similar to those of the Company's other real estate franchisees. NRT pays royalty and advertising fees to the Company in connection with these franchise agreements based on the real estate commissions earned by NRT, which are recorded by the Company in its Consolidated Statements of Operations and approximated $220 million, $198 million and $172 million during 2001, 2000 and 1999, respectively. Additionally, during 2001, the Company received $16 million of other fees from NRT, which included a fee paid in connection with the termination of a franchise agreement under which NRT operated our Century 21 real estate brand.

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

  Apollo's original investment in NRT consisted of a $20 million investment in NRT's common stock and a $54 million investment in NRT's preferred stock, which was subsequently redeemed in 1999. As of December 31, 2001, the Company owned all of NRT's preferred stock, which was non-voting. This ownership entitles the Company to preferred dividends at 5% to 9% of its investment, which the Company negotiated with NRT and Apollo. The Company's initial preferred stock investment in NRT was $182 million. During 2001 and 2000, the Company acquired additional non-convertible preferred stock in the amounts of $99 million and $50 million, respectively. NRT's preferred stock is mandatorily redeemable and, therefore, is classified as an available-for-sale debt security and accounted for at fair value. Because the preferred stock of NRT is not publicly traded, the Company estimated fair value by reference to indices of publicly traded securities that had similar credit and maturity characteristics to those of NRT. Additionally, the Company considered NRT's financial ratios relative to those of broader public indices; NRT's borrowing rate on its senior debt adjusted to factor in additional basis points for subordinate/preferred funding based on spreads indicated in the marketplace; and finally also considered NRT's projected EBITDA for the subsequent 12-month period.

  During 2001 and 2000, the Company recognized $27 million and $17 million, respectively, of dividend income, which increased the basis of the underlying preferred stock investment. During 1999, the Company recognized $16 million of dividend income, of which $8 million increased the basis of the underlying preferred stock and $8 million was received in cash. The Company sold $1 million (922 shares) and $2 million (1,647 shares) of its convertible preferred interest to NRT and recognized a gain of $10 million and $20 million during 2000 and 1999, respectively. At December 31, 2001 and 2000, the Company's investment in NRT's preferred stock was $384 million and $258 million, respectively. The Company has the option, upon the occurrence of certain events, to convert $21 million of its preferred stock investment into no more than 50% of NRT's common stock. As of December 31, 2001, none of the events that would have caused the preferred stock to be currently convertible had occurred and there was no common management between the Company, Apollo and NRT.

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

  Trip Network, Inc.

  During March 2001, the Company funded the creation of Trip Network, Inc. ("Trip Network"), formerly Travel Portal, Inc., with a contribution of assets valued at approximately $20 million in exchange for all of the common and preferred stock of Trip Network. The Company unilaterally transferred all of the common shares of Trip Network to the Hospitality Technology Trust, an independent technology trust that is controlled by three independent trustees who are not officers, directors or employees of Cendant or relatives of officers, directors or employees of Cendant. The trust was established in 1997 for purposes of enhancing and promoting the use of advanced technology for the Company's lodging brands, its beneficiaries, including providing financial and technology support services and investing in Internet related activities for the benefit of its beneficiaries. The hotel franchise chains have agreed, to link their brand and property Web sites to Trip.com, for among other reasons because of their beneficial interest in the trust. The hotel franchise chains are not required to contribute to Trip Network in order for the franchisee's brand and property to be included on Trip Network's Web site. Trip Network earns a commission on all hotel rooms sold on its Web site, including those sold by the Company's hotel franchise chains, at market rates ranging from 8 to 10%. Management believes that the enhanced functionality for the brand and property Web pages to be provided by Trip.com links will help build customer loyalty and avoid the problem of viewers leaving the brand and property Web sites for the sites of competitors. Additionally, management believes that the aggregate links of all franchisee properties creates critical mass and web-traffic for Trip Network, further enhancing its ability to be successful. If Trip Network is successful, then management believes the common shares will likely appreciate in value and upon a liquidation of shares, will provide the trust with further resources to pursue its stated objectives. Further, as Trip Network provides travel services to both the Company's franchisees as well as non-franchisees, the Company's contribution of the Trip Network common stock to the Hospitality Technology Trust supported to maintain and further expand its business model as a franchisor whereby the Company was not directly involved in a business which would compete with its franchisees.

  The Company's preferred stock investment, which is convertible into approximately 80% of Trip Network's common stock on a fully diluted basis, is non-voting and accounted for using the cost method. The preferred stock investment is not convertible prior to March 31, 2003, except upon a change of control of Trip Network. Subsequently, the Company contributed $85 million, including $45 million in cash and 1.5 million shares of Homestore common stock, then-valued at $34 million, to Trip Network to pursue the development of an online travel business for the benefit of certain of its current and future franchisees. Since the advance is repayable to the Company only if the development results in the achievement of certain financial results, such amount was expensed by the Company during 2001 and is included as a component of restructuring and other unusual charges in the Consolidated Statement of Operations. The Company also received warrants to purchase up to 28,250 shares of Trip Network's common stock, which are exercisable upon the achievement of certain financial results beginning on March 31, 2003 or upon a change of control of Trip Network at an exercise price of $0.01 per share. This arrangement is consistent with the Company's strategy of creating a single platform to research and develop internet related products within an integrated business plan. Since the Company does not have the in-house expertise to manage and develop Internet Web sites, the Company outsourced the management of its Internet assets to Trip Network through the existing arangement.

  During October 2001, the Company entered into two separate lease and licensing agreements with Trip Network, whereby, Trip Network was granted a license to operate the online businesses of Trip.com, Inc. and Cheap Tickets (both wholly-owned subsidiaries of the Company) and a lease or sublease, as applicable, to all the assets of these companies necessary to operate such businesses. The Trip.com license agreement has a one-year term and is renewable at Trip Network's option for 40 additional one-year periods. The Cheaptickets.com license agreement has a 40-year term. Under these agreements, the Company receives a license fee of 3% of revenues generated by Trip.com and Cheaptickets.com during the term of the agreements. The Company proposed this royalty rate based upon market rate analysis of similar licensing type agreements. During 2001, the revenue recorded by the Company in connection with this agreement was not material. Also during October 2001, the Company entered into a travel services agreement with Trip Network, whereby the Company provides Trip Network with call center services, processes and supports Trip Network's booking and fulfillment of travel transactions and provides travel-related products and services to maintain and develop relationships, discounts and favorable commissions with travel vendors. For these services, the Company receives a fee of cost plus an applicable mark-up, which was determined based upon the examination of travel agency industry profit margins. During 2001, the revenue recorded by the Company in connection with these services was not material. Additionally, during October 2001, the Company entered into a 40-year global distribution services subscriber agreement with Trip Network, whereby the Company provides all global distribution services for Trip Network. Pursuant to such agreement, the Company, through its Galileo subsidiary, receives payments from airlines, car rental agencies and hoteliers each time Trip Network books a reservation using the Galileo global distribution system. During 2001, the revenue recorded by the Company in connection with this agreement was not material. As it is normal and customary for a global distribution system provider to pay incentive fees to a travel agency, the Company prepaid Trip Network $40 million as compensation for booking segments through Galileo. Accordingly, on the date of commitment, the Company recorded an asset of approximately $40 million for prepaid incentive fees, which is being amortized over 40 years, and a related credit in accounts payable and other current liabilities as the cash had not yet been disbursed by the Company. The Company will disburse the cash in January 2002. Such amount was mutually agreed to and represented the projected discounted amount of incentive fees that the Company expected to pay Trip Network over the term of the 40-year licensing agreement. The Company benefited from such prepayment by receiving a discount on the lump sum payment of incentive fees upon consummation of the contract rather than paying a portion of the incentive fee in advance and a portion of the incentive fee as segments are booked. Amortization of the asset is calculated in direct proportion to the expected cash flow benefits. During 2001, amortization recorded by the Company relating to this prepaid asset was not material.

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

  In exchange for the contribution of timeshare inventory and cash, Fairfield received all of the common and preferred equity interests of FFD. Fairfield then contributed all the common equity interest to an independent trust and retained a convertible preferred equity interest, which is convertible at any time, and a warrant to purchase FFD's common equity. The warrant is not exercisable until April 2004, except upon the occurrence of specified events, including the Company's conversion of more than half of its preferred equity interests into common equity interests. In connection with the Company's acquisition of Fairfield in April 2001, the Company, through its Fairfield subsidiary, now owns the preferred equity interest and the warrant to purchase a common equity interest in FFD. The Company's preferred equity interest, which approximated $59 million at December 31, 2001, is accounted for using the cost method. The warrant is exercisable in whole or in increments of 25% upon payment in cash or in kind of an amount per percentage of common interest exercised, which is equal to the lower of 80% of the book value per common interest as of April 2, 2001 and 90% of the book value per common interest as of the warrant exercise date. During 2001, the Company recognized dividend income on its preferred interest of $6 million, which was paid-in-kind on a quarterly basis based upon an 18% annual return on its preferred equity interest in FFD. The dividend rate was agreed upon in FFD's amended operating agreement among Fairfield, FFD and the independent trust. Upon the conversion of such preferred equity interests, the Company would own the majority of FFD's common equity interest. Upon conversion of the preferred equity interests and the exercise of such warrant, the Company would own approximately 75% of FFD's common equity interests on a fully diluted basis. Pursuant to the operating agreement, Fairfield has the right to appoint three persons to the six person board of managers of FFD and the remaining three members are appointed by the FFD Trust. The Company is also now obligated to fulfill Fairfield's purchase commitments with FFD. However, under the development contracts with FFD, the Company is not obligated to purchase a resort property from FFD until construction is completed to the contractual specifications, a certificate of occupancy is delivered and clear title is obtained. Fairfield also leases office space to FFD and provides various services to FFD in exchange for a fee, including general management services, information and technology support and human resources administration. During 2001, the Company purchased $40 million of timeshare interval inventory and land from FFD and as of December 31, 2001, is obligated to purchase an additional $98 million. FFD is obligated to finance, plan, design and construct vacation ownership units according to Fairfields's specifications and deliver those units according to an agreed schedule at agreed purchase prices. The schedule and prices allow for FFD to charge cost plus an applicable mark-up which was 17.4% in 2001. Such fee arrangement is provided by in the operating agreement between Fairfield and FFD. Subsequent to December 31, 2001, as is customary in "build to suit" agreements, when the Company contracts with FFD for the development of a property, the Company will issue a letter of credit for up to 20% of its purchase price for such property. Drawing under all such letters of credit will only be permitted if the Company fails to meet its obligation under any purchase commitment. The Company is not obligated or contingently liable for any debt incurred by FFD.

  Trilegiant Corporation

  On July 2, 2001, the former management of the Company's Cendant Membership Services and Cendant Incentives subsidiaries, purchased 100% of the common stock of a newly-created company, Trilegiant Corporation ("Trilegiant"), for $2.7 million in cash. Trilegiant operates membership-based clubs and programs and other incentive-based programs through an outsourcing arrangement between Trilegiant and the Company on July 2, 2001, whereby the Company outsourced its individual membership and loyalty businesses to Trilegiant. As discussed below, the Company owns Trilegiant's preferred stock. As part of this agreement, Trilegiant provides fulfillment services (including collecting cash, paying commissions, processing refunds, providing membership services and benefits and maintaining specified service level standards) to members of the Company's individual membership business that existed as of the transaction date in exchange for a servicing fee pursuant to the Third Party Administrator agreement, which is cost plus 10%. During 2001, the Company paid Trilegiant $106 million in connection with services provided under the Third Party Administrator agreement and Trilegiant collected $212 million of cash on the Company's behalf in connection with membership renewals. Additionally, as of December 31, 2001, Trilegiant owed the Company $7 million in connection with services provided under the Third Party Administrator agreement.

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

  In connection with the foregoing arrangements, the Company advanced approximately $100 million in cash and $33 million of prepaid assets to Trilegiant to support their marketing activities and also made a $20 million convertible preferred stock investment in Trilegiant, which is convertible as of December 31, 2001, at the Company's option, into approximately 20% of Trilegiant's common stock on a fully diluted basis. The Company accounted for the entire advance to Trilegiant as a prepaid expense at the date of advance. The purpose of the advance was to help Trilegiant fund qualified marketing costs associated with obtaining new members whose revenue would become subject to royalties paid to the Company. The Company expenses such advance as Trilegiant incurs qualified marketing expenses pursuant to the terms of the advance. During 2001, the Company expensed $66 million of the advance. As of December 31, 2001, the remaining balance of this prepaid expense approximated $67 million and was classified as a component of other non-current assets on the Company's Consolidated Balance Sheet.

  The Company's preferred stock investment is mandatorily redeemable and, therefore, classified as an available-for-sale debt security and accounted for at fair value. The preferred stock investment is convertible at any time at the Company's option and the Company is entitled to receive a 12% cumulative non-cash dividend annually through July 2006. Such preferred stock entitled the Company to vote its stock on an as-converted basis in proportion to its ownership percentage (27%) with the holders of the common stock on all matters. During third quarter 2001, the Company wrote off the entire amount of its preferred stock investment due to operating losses incurred by Trilegiant and the fact that this entity had relatively thin common equity capitalization since inception. Such amount is included as a component of operating expenses in the Company's Consolidated Statement of Operations.

  The Company also provides Trilegiant with a $35 million revolving line of credit under which advances are at the sole and unilateral discretion of the Company. As of December 31, 2001, Trilegiant had not drawn on this line. During August 2001, Trilegiant entered into marketing agreements with a third party, whereby Trilegiant agreed to provide certain marketing services to the third party in exchange for a commission. As part of its royalty arrangement with Trilegiant, the Company will receive 13% of the commissions paid by the third party to Trilegiant. In connection with these marketing agreements, the Company provided Trilegiant with a $75 million loan facility bearing interest at a rate of 9% under which the Company will advance funds to Trilegiant for marketing performed by Trilegiant on behalf of the third party. As of December 31, 2001, the outstanding loan balance under this facility was $24 million. Such amount is accounted for as a note receivable and included in other non-current assets on the Company's Consolidated Balance Sheet. The Company evaluates the collectibility of the note at the end of each reporting period. The Company will collect the receivable as commissions are received by Trilegiant from the third party.

  Additionally, the Company maintains warrants to purchase up to 2.1 million shares of Trilegiant's common stock, which are exercisable, at the Company's option, at an exercise price of $0.01 per share, upon the achievement of certain business valuations ranging from $200 million to $750 million, into a majority ownership interest in Trilegiant. As of December 31, 2001, none of the business valuations that would have caused the warrants to be currently exercisable had been achieved. The Company is not obligated or contingently liable for any debt incurred by Trilegiant.

  Trilegiant's Board of Directors is comprised of three directors elected by the Trilegiant management (as the common shareholders) and three directors elected by the Company (as the sole preferred shareholder).

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

  Tax Services of America, Inc.

  Tax Services of America, Inc. ("TSA") was formed as a joint venture between the Company and two of its Jackson Hewitt franchisees for the purpose of acquiring independent tax practices and converting them into Jackson Hewitt franchisees. In 1999, the Company initially funded TSA with 80 stores and $5 million in cash in exchange for a non-voting preferred stock investment. Simultaneously with the Company's contribution to TSA, the Company's joint venture partners contributed a total of 40 stores to TSA in exchange for shares of common stock of TSA. As of December 31, 2001, the Company's preferred stock investment of $37 million was accounted for using the cost method.

  Homestore.com, Inc.

  The Company's relationship with Homestore is primarily limited to its equity ownership interest. The Company has a number of commercial agreements with Homestore, which are not material to the Company. In connection with the write-down during 2001, this investment is recorded at zero as of December 31, 2001 (see Note 4—Dispositions of Businesses and Impairment of Investments).

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
(d)
Includes the Company's equity investment of $2 million and $1 million in Entertainment Publication, Inc. at December 31, 2001 and 2000, respectively.

  Provided below is a reconciliation of Adjusted EBITDA to income (loss) before income taxes, minority interest and equity in Homestore.com.

	Year Ended December 31,
	2001	2000	1999
Adjusted EBITDA	$2,087	$1,585	$1,794
Non-vehicle depreciation and amortization	(477)	(321)	(338)
Other charges:
Restructuring and other unusual charges	(379)	(109)	(117)
Acquisition and integration related costs	(112)	—	—
Mortgage servicing rights impairment	(94)	—	—
Litigation settlement and related costs	(86)	(2)	(2,915)
Non-vehicle interest, net	(252)	(152)	(201)
Gains on dispositions of businesses	443	37	1,142
Losses on dispositions of businesses	(26)	(45)	(33)
Impairment of investments	(441)	(—)	—

Income (loss) before income taxes, minority interest and equity in Homestore.com	$663	$993	$(668)

  The geographic segment information provided below is classified based on the geographic location of the Company's subsidiaries.

	United States	United Kingdom	All Other Countries	Total
2001
Net revenues	$7,842	$240	$531	$8,613
Total assets(a)	28,386	831	3,017	32,234
Net property and equipment	1,269	38	87	1,394
2000
Net revenues	$3,955	$161	$204	$4,320
Total assets(a)	13,026	604	122	13,752
Net property and equipment	672	27	36	735
1999
Net revenues	$4,916	$548	$291	$5,755
Total assets(a)	11,722	2,010	212	13,944
Net property and equipment	590	98	34	722

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

  On March 1, 2002, the Company entered into a venture with Marriott International, Inc. ("Marriott") whereby the Company contributed its domestic Days Inn trademark and an amended license agreement relating to such trademark and Marriott contributed the Ramada trademark and the master license agreement relating to such trademark. The Company received a 50.0001% interest in the venture and Marriott received 49.9999% interest in the venture. Pursuant to the terms of the venture, the Company and Marriott will share income from the venture on a substantially equal basis. The Company currently expects the venture to redeem Marriott's interest for approximately $200 million, the projected fair market value, in March 2004. The Company expects to loan the venture such amount in March 2004 to enable the venture to meet its obligations to Marriott. Upon redemption, the Company will own 100% of the venture. Under the terms of the venture agreement, the Company controls the venture and, therefore, will consolidate the venture into its results of operations, financial position and cash flows beginning on March 1, 2002. The venture has no third party liabilities.

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

* * * *

29.  Subsequent Events (unaudited)

  Acquisitions

  On April 17, 2002, the Company acquired all of the outstanding common stock of NRT, the largest residential real estate brokerage firm in the United States, for $230 million (including $3 million of estimated transaction costs and expenses and $11 million related to the conversion of NRT employee stock appreciation rights to CD common stock options). The acquisition consideration was funded through an exchange of 11.5 million shares of CD common stock then-vlaued at $216 million, which included approximately 1.5 million shares of CD common stock then-valued at $30 million, in exchange for existing NRT options. As part of the acquisition, the Company also assumed approximately $320 million of NRT debt, which was subsequently repaid. Prior to the acquisition NRT operated as a joint venture between the Company and Apollo Management, L.P. that acquired independent real estate brokerages, converted them to one of the Company's real estate brands and operated them under the brand pursuant to two 50-year franchise agreements with the Company. Management believes that NRT as a wholly-owned subsidiary of the Company will be a more efficient acquisition vehicle and achieve greater financial and operational synergies.

  On April 30, 2002, the Company acquired approximately 90% of the outstanding common stock of Trendwest Resorts, Inc. ("Trendwest") for $849 million (including $20 million of estimated transaction costs and expenses and $25 million related to the conversion of Trendwest employee stock options into CD common stock options). The acquisition consideration was funded through a tax-free exchange of 42.6 million shares of CD common stock then-valued at $804 million. As part of the acquisition, the Company assumed $89 million of Trendwest debt, which was subsequently repaid. The Company purchased the remaining 10% of the outstanding Trendwest shares through a short form merger on June 3, 2002 for approximately $87 million, which was funded through a tax-free exchange of 4.8 million shares of CD common stock then-valued at $87 million. The minority interset recorded in connection with Trendwest's results of operations between April 30, 2002 and June 3, 2002 was not material. Trendwest markets, sells and finances vacation ownership interests. Management believes that this acquisition will provide the Company with significant geographic diversification and global presence in the timeshare industry.

  On August 22, 2002, the Company announced that it had entered into a definitive agreement to acquire substantially all of the assets of Budget Group, Inc. ("Budget"), a general car and truck rental company in the United States, for approximately $110 million in cash plus transaction costs and expenses. As part of the acquisition, the Company will assume certain contracts and trade payables, as well as refinance approximately $2.6 billion in Budget asset-backed vehicle related debt. The acquisition is subject to certain conditions, including bankruptcy court and regulatory approval outside the United States. The acquisition has received clearance under U.S. antitrust regulations. Subject to the satisfaction of the closing conditions, the Company currently expects to complete the acquisition during the fourth qaurter of 2002.

  Debt Redemptions/Repurchases

  From May through October 2002, the Company redeemed approximately $184 million of its 7 3/4% notes for approximately $188 million in cash.

  From May through August 12, 2002, the Company redeemed approximately $517 million in accreted value of its zero coupon senior convertible contingent notes, with a face value of approximately $821 million for approximately $548 million in cash.

  From August through October 2002, the Company redeemed approximately $27 million of its 11% senior subordinated notes for approximately $28 million in cash.

  During October 2002, the Company repurchased $35 million of its zero coupon convertible debentures with a face value of $35 million for approximately $34 million in cash.

  Debt Issuances and Amendments

  On May 3, 2002, PHH issued $443 million of unsecured term notes with maturities ranging from May 2005 through May 2012. Such notes bear interest at a blended rate of 7.64%.

  During May 2002, the Company issued $464 million of unsecured medium-term notes at its PHH subsidiary with maturities ranging from May 2005 through May 2012.

  From June through October 2002, PHH issued $268 million of unsecured term notes with maturities ranging from June 2005 to June 2017.

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

  Revolving Credit Facilities

  On May 3, 2002, PHH terminated $250 million of its revolving credit facilities, which were scheduled to mature in November 2002.

  Share Repurchases

  From January through October 2002, the Company repurchased $245 million (16.1 million shares) of CD common stock under its common stock repurchase program.

  On October 16, 2002, the Company's Board of Directors authorized the repurchase of an additional $200 million of the Company's common stock under its common share repurchase program authorization.

  Stockholder Litigation

  On May 24, 2002, the Company funded the remaining balance of its stockholder litigation settlement liability with a cash payment of $1.2 billion.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q/A for the quarterly period ended March 31, 2000 dated July 28, 2000).
3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q/A for the quarterly period ended March 31, 2000 dated July 28, 2000).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
4.2	Indenture between the Company and The Bank of Nova Scotia Trust Company of New York, as Trustee dated February 24, 1998.*
4.3	Form of 7 3/4% Global Note (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 4, 1998).
4.4	Form of 6.875% Note due 2006 (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed on November 2, 2001).
4.5	Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.0 to PHH Corporation's Current Report on Form 8-K dated December 12, 2000).
4.6	Supplemental Indenture No. 1 dated November 6, 2000 to the Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report on Form 8-K dated December 12, 2000).
4.7(a)	Supplemental Indenture No. 2 dated January 30, 2001 to the Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the 8 1/8% Notes were issued) (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report on Form 8-K dated February 8, 2001).
4.7(b)	Supplemental Indenture No. 3 dated as of May 30, 2002 to the Senior Debt Securities Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, as Trustee (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report Form 8-K dated June 4, 2002).
4.7(c)	Form of the 8 1/8% Notes due 2003 of PHH Corporation (Incorporated by reference to Exhibit 4.4 to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
4.8	Indenture dated February 13, 2001 between the Company and The Bank of New York, as Trustee (pursuant to which Zero Coupon Senior Convertible Contingent Debt Securities (the "CODES") due 2021 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 20, 2001).
4.9	Supplemental Indenture No. 1 dated June 13, 2001 to the Indenture dated February 13, 2001 between Cendant Corporation and The Bank of New York, as Trustee (pursuant to which the CODES due 2021 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 13, 2001).
4.10	Form of Zero Coupon Senior Convertible Contingent Debt Securities due 2021 (included in Exhibit 4.8).
4.11	Resale Registration Rights Agreement between Cendant Corporation and Goldman, Sachs & Co. dated as of May 4, 2001 (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on July 20, 2001).

4.12	Purchase Agreement (including as Exhibit A the form of the Warrant for the Purchase of Shares of Common Stock), dated December 15, 1999, between Cendant Corporation and Liberty Media Corporation (Incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 filed on February 4, 2000).
4.13	Resale Registration Rights Agreement dated as of February 13, 2001 between the Company and Lehman Brothers Inc. (Incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
4.14(a)	Indenture dated May 4, 2001 between the Company and The Bank of New York, as Trustee (pursuant to which the Zero Coupon Convertible Debentures due 2021 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 10, 2001).
4.14(b)	First Supplemental Indenture, dated as of May 1, 2002, to the Indenture dated as of May 4, 2001 between Cendant Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated May 1, 2002).
4.15	Form of 11% Senior Subordinated Notes due 2009 of Avis Group Holdings. (Included in Exhibit 4.20(a)).
4.16	Fourth Supplemental Indenture, dated as of July 27, 2001, to the Indenture dated February 24, 1998, between Cendant Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee (pursuant to which the Senior Notes (making up a portion of the Upper Decs) were issued) (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 1, 2001).
4.17	Indenture dated as of November 27, 2001 between Cendant Corporation and the Bank of Nova Scotia Trust Company of New York, as trustee (pursuant to which the 3 7/8% Convertible Senior Debentures Due 2011 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed December 6, 2001).
4.18	Form of 3 7/8% Convertible Senior Debenture due 2011 (included in Exhibit 4.17).
4.19	Registration Rights Agreement dated as of November 27, 2001 between Cendant Corporation and J. P. Morgan Securities (relating to the 3 7/8% Convertible Senior Debentures Due 2011) (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on February 25, 2002).
4.20(a)	Indenture, dated as of June 30, 1999, among Avis Group Holdings, Inc., the Subsidiary Guarantors and the Bank of New York (Incorporated by reference to Avis Group Holdings, Inc.'s Registration Statement on Form S-4 filed August 31, 1999).
4.20(b)	Supplemental Indenture dated as of April 2, 2001 to the Indenture dated June 30, 1999, among Avis Group Holdings, Inc., the Subsidiary Guarantors and The Bank of New York, as trustee (pursuant to which the 11% Senior Subordinated Notes due 2009 were issued) (Incorporated by reference to Avis Group Holdings, Inc.'s current report on form 8-K filed on April 13, 2001).
4.21	Forward Purchase Contract Agreement, dated as of July 27, 2001, between Cendant Corporation and Bank One Trust Company, National Association, as Forward Purchase Contract Agent (relating to the Upper Decs) (Incorporated in reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on August 1, 2001).
4.22	Form of Upper Decs Certificate (included in Exhibit 4.21).
4.23	Form of Stripped Upper Decs Certificate (included in Exhibit 4.21).
4.24	Form of Senior Notes (included in Exhibit 4.16).

4.25	Pledge Agreement, dated as of July 27, 2001, among Cendant Corporation, The Chase Manhattan Bank, as Collateral Agent, and Bank One Trust Company, National Association, as Forward Purchase Contract Agent (relating to the Upper Decs) (Incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on August 1, 2001).
4.26	Exchange and Registration Rights Agreement, dated August 13, 2001, between Cendant Corporation and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Credit Lyonnais Securities (USA) Inc., The Royal Bank of Scotland Plc, Scotia Capital (USA) Inc., The Williams Capital Group, L.P. and Tokyo-Mitsubishi International Plc (relating to the 6.875% Notes Due 2006) (Incorporated by reference to Exhibit 4.3 the Company's Registration Statement on Form S-4 filed on November 2, 2001).
4.27	PHH Corporation $443 million Note Purchase Agreement dated as of May 3, 2002 (incorporated by reference to Exhibit 4.1 of PHH Corporation's Form 10-Q dated August 14, 2002).
10.1(a)	Agreement with Henry R. Silverman, dated June 30, 1996 and as amended through December 17, 1997 (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-34517 dated August 28, 1997).
10.1(b)	Amendment to Agreement with Henry R. Silverman, dated December 31, 1998 (Incorporated by reference to Exhibit 10.1(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.1(c)	Amendment to Agreement with Henry R. Silverman, dated August 2, 1999 (Incorporated by reference to Exhibit 10.1(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.1(d)	Amendment to Agreement with Henry R. Silverman, dated May 15, 2000 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000).
10.2(a)	Agreement with Stephen P. Holmes, dated September 12, 1997 (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-34517 dated August 28, 1997).
10.2(b)	Amendment to Agreement with Stephen P. Holmes, dated January 11, 1999 (Incorporated by reference to Exhibit 10.2(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.2(c)	Amendment to Agreement with Stephen P. Holmes dated January 3, 2001.*
10.3(a)	Agreement with James E. Buckman, dated September 12, 1997 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4, Registration No. 333-34517 dated August 28, 1997).
10.3(b)	Amendment to Agreement with James E. Buckman, dated January 11, 1999 (Incorporated by reference to Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.3(c)	Amendment to Agreement with James E. Buckman, dated January 3, 2001.*
10.4	Employment Agreement with Richard A. Smith, dated June 2, 2001.*
10.5	Second Amended and Restated Employment Agreement with John W. Chidsey, dated January 2, 2002.*
10.6	Agreement with Samuel L. Katz, amended and restated June 5, 2000 (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.6(a)	Consulting Agreement with Martin L. Edelman, dated March 21, 2001 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001, dated May 11, 2001).

10.6(b)	Employment Agreement with Kevin M. Sheehan, dated March 1, 2001 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on From 10-Q for the period ended March 31, 2001, dated May 11, 2001.)
10.7(a)	1987 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.16 to the Company's Form 10-Q for the period ended October 31, 1996).
10.7(b)	Amendment to 1987 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.8	1990 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1996).
10.9	1992 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1996).
10.10	1994 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1996).
10.11(a)	1997 Stock Option Plan (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 1997).
10.11(b)	Amendment to 1997 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.11(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.12(a)	1997 Stock Incentive Plan (Incorporated by reference to Appendix E to the Joint Proxy Statement/ Prospectus included as part of the Company's Registration Statement on Form S-4, Registration No. 333-34517 dated August 28, 1997).
10.12(b)	Amendment to 1997 Stock Incentive Plan dated March 27, 2000 (Incorporated by reference to Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.12(c)	Amendment to 1997 Stock Incentive Plan dated March 28, 2000 (Incorporated by reference to Exhibit 10.12(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.12(d)	Amendment to 1997 Stock Incentive Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.12(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.13(a)	HFS Incorporated's Amended and Restated 1993 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to HFS Incorporated's Registration Statement on Form S-8, Registration No. 33-83956).
10.13(b)	First Amendment to the Amended and Restated 1993 Stock Option Plan dated May 5, 1995 (Incorporated by reference to Exhibit 4.1 to HFS Incorporated's Registration Statement on Form S-8, Registration No. 33-094756).
10.13(c)	Second Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(b) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).
10.13(d)	Third Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(c) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).
10.13(e)	Fourth Amendment to the Amended and Restated 1993 Stock Option Plan dated May 20, 1996 (Incorporated by reference to Exhibit 4.5 to HFS Incorporated's Registration Statement on Form S-8, Registration No. 333-06733).
10.13(f)	Fifth Amendment to the Amended and Restated 1993 Stock Option Plan dated July 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).

10.13(g)	Sixth Amendment to the Amended and Restated 1993 Stock Option Plan dated September 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).
10.13(h)	Seventh Amendment to the Amended and Restated 1993 Stock Option Plan dated as of April 30, 1997 (Incorporated by reference to Exhibit 10.17(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.13(i)	Eighth Amendment to the Amended and Restated 1993 Stock Option Plan dated as of May 27, 1997 (Incorporated by reference to Exhibit 10.17(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
10.14	HFS Incorporated's 1992 Incentive Stock Option Plan and Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.6 to HFS Incorporated's Registration Statement on Form S-1, Registration No. 33-51422).
10.15	1992 Employee Stock Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-45183, dated January 29, 1998).
10.16	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.17	Cendant Corporation Move.com Group 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.18	$1,150,000,000 Amended and Restated Credit Agreement dated as of October 5, 2001 among Cendant Corporation, the lenders referred to therein and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 15, 2001).
10.19(a)	$1,750,000,000 Three Year Competitive Advance and Revolving Credit Agreement dated as of August 29, 2000 among the Company, the lenders parties thereto, and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.23(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.19(b)	Amendment to the Three Year Competitive Advance and Revolving Credit Agreement, dated as of February 22, 2001, among the Company, the lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.23(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.19(c)	Second Amendment dated October 5, 2001 to the Three Year Competitive Advance and Revolving Credit Agreement, dated as of August 29, 2000, among the Company, the lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent.*
10.20	Two-Year Competitive Advance and Revolving Credit Agreement dated March 4, 1997, as amended and restated through February 21, 2002, among PHH Corporation, the lenders parties thereto, and The Chase Manhattan Bank, as Administrative Agent. (Incorporated by reference to PHH Corporation's Current Report on Form 8-K filed on February 21, 2002).
10.21(a)	Five-year Competitive Advance and Revolving Credit Agreement dated March 4, 1997 as amended and restated through February 28, 2000, among PHH Corporation, the Lenders and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.24(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.21(b)	Amendment to the Five Year Competitive Advance and Revolving Credit Agreement, dated as of February 22, 2001, among PHH Corporation, the financial institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.25(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).

10.21(c)	Amendment to the Five Year Competitive Advance and Revolving Credit Agreement, dated as of February 21, 2002, among PHH Corporation, the financial institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.22	Agreement and Plan of Merger by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp. and Avis Group Holdings, Inc., dated as of November 11, 2000 (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 filed on November 14, 2000).
10.23	The Company's 1999 Non-Employee Directors Deferred Compensation Plan (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.24	Agreement and Plan of Merger, dated as of June 15, 2001 among the Company, Galaxy Acquisition Corp. and Galileo International, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 15, 2001).
10.25	Remarketing Agreement, dated as of July 27, 2001, among Cendant Corporation, Bank One Trust Company, National Association as Forward Purchase Contract Agent, and Salomon Smith Barney Inc., as Remarketing Agent (relating to the Upper Decs) (Incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on August 1, 2001).
10.26	Agreement and Plan of Merger by and among Cendant Corporation, Diamondhead Corporation and CheapTickets, Inc. dated August 13, 2001 (Incorporated by reference to Exhibit 99(D)(6) of the Company's Schedule TO filed on August 24, 2001).
10.27	Agreement and Plan of Merger by and among Cendant Corporation, Grand Slam Acquisition Corp. and Fairfield Communities, Inc. dated as of November 1, 2000 (Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 filed November 14, 2000).
10.28	Outsourcing Agreement by and among Cendant Corporation, Cendant Membership Services Holdings Subsidiary, Inc., Cendant Membership Services, Inc. and Trilegiant Corporation dated as of July 2, 2001 (Incorporated by reference to the Company's Current Report on Form 8-K filed on July 10, 2001).
10.29	Series 1997-2 Supplement, dated as of July 30, 1997, between AESOP Funding II L.L.C. and The Bank of New York, as Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Bank of New York. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).
10.30	Amendment No.1, dated as of November 19, 1999, to the Series 1997-2 Supplement, between AESOP Funding II L.L.C. and The Bank of New York, as Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.31	Amendment No.2, dated as of June 21, 2001, to the Series 1997-2 Supplement, between AESOP Funding II L.L.C. and The Bank of New York, as Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.32	Loan Agreement, dated as of July 30, 1997, between AESOP Leasing Corp. II, as borrower, AESOP Leasing Corp., as permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).

10.33	Master Motor Vehicle Finance Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing L.P., as lessor, Avis Rent A Car System, Inc., as lessee, individually and as the administrator, and Avis Rent A Car, Inc., as guarantor. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).
10.34	Master Motor Vehicle Operating Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing Corp. II, as lessor, Avis Rent A Car System, Inc., individually and as the administrator, certain Eligible Rental Car Companies, as lessees, and the Avis Rent A Car, Inc., as guarantor. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).
10.35	Supplemental Indenture No. 1, dated as of July 31, 1998, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and the Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.36	Amendment No. 1, dated as of July 31, 1998, to Loan Agreement, dated as of July 30, 1997 between AESOP Leasing L.P., as borrower, and AESOP Funding II L.L.C., as lender. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.37	Amended and Restated Loan Agreement, dated as of September 15, 1998, among AESOP Leasing L.P., as borrower, PV Holding Corp., as a permitted nominee of the borrower, Quartz Fleet Management, Inc., as a permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.38	Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of September 15, 1998, among AESOP Leasing L.P., as lessor, Avis Rent A Car System, Inc., individually and as Administrator, certain Eligible Rental Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.39	Supplemental Indenture No. 2, dated as of September 15, 1998, to Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and the Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.40	Amended and Restated Administration Agreement, dated as of September 15, 1998, AESOP Funding II L.L.C., AESOP Leasing L.P., AESOP Leasing Corp. II, Avis Rent A Car System, Inc., as Administrator and The Bank of New York, as Trustee. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.41	The Amended and Restated Series 1997-1 Supplement, dated as of June 29, 2001, between AESOP Funding II L.L.C. and The Bank of New York, as trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.42	The Amended and Restated Series 1998-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 1998-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).

10.43	The Amended and Restated Series 1999-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 1999-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.44	The Amended and Restated Series 2000-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.45	The Amended and Restated Series 2000-2 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.46	The Amended and Restated Series 2000-3 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-3 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.47	The Amended and Restated Series 2000-4 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-4 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.48	The Amended and Restated Series 2001-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2001-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.49	The Amended and Restated Series 2001-2 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2001-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.50	Base Indenture dated as of June 30, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank, as Indenture Trustee. (Incorporated by reference to Greyhound Funding LLC's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001) (File No. 333-40708).

10.51	Supplemental Indenture No. 1 dated as of October 28, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank to the Base Indenture dated as of June 30, 1999. (Incorporated by reference to Greyhound Funding LLC's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001) (File No. 333-40708).
10.52	Series 2001-1 Indenture Supplement between Greyhound Funding LLC and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 25, 2001 (Incorporated by reference to Greyhound Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2001).
10.53	Form of Notes (included in Exhibit 10.55).
10.54	Series 1999-2 Indenture Supplement between Greyhound Funding LLC and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 28, 1999. (Incorporated by reference to Greyhound Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2001).
10.55	Series 1999-3 Indenture Supplement among Greyhound Funding LLC, PHH Vehicle Management Services, LLC, as Administrator, certain CP Conduit Purchasers, certain APA Banks, certain Funding Agents and The Chase Manhattan Bank, as Administrative Agent and Indenture Trustee, dated as of October 28, 1999. (Incorporated by reference to Greyhound Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2001).
10.56	Second Amended and Restated Mortgage Loan Purchase and Servicing Agreement, dated as of October 31, 2000 among the Bishop's Gate Residential Mortgage Trust, Cendant Mortgage Corporation, Cendant Mortgage Corporation, as Servicer and PHH Corporation. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.57	Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Services Corporation and Cendant Mobility Financial Corporation. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.58	Receivables Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Financial Corporation and Apple Ridge Services Corporation. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.59	Transfer and Servicing Agreement dated as of April 25, 2000 by and between Apple Ridge Services Corporation, Cendant Mobility Financial Corporation, Apple Ridge Funding LLC and Bank One, National Association. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.60	Master Indenture among Apple Ridge Funding LLC, Bank One, National Association and The Bank Of New York dated as of April 25, 2000. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.61	Master Indenture and Servicing Agreement dated as of August 29, 2002 by and among Sierra Receivables Funding Company, LLC, as Issuer, Fairfield Acceptance Corporation-Nevada, as Master Servicer and Wachovia Bank, National Association, as Trustee and as Collateral Agent.
10.62	Series 2002-1 Supplement to Master Indenture and Servicing Agreement dated as of August 29, 2002 among Sierra Receivables Funding Company, LLC, as Issuer, Fairfield Acceptance Corporation-Nevada, as Master Servicer and Wachovia Bank, National Association, as Trustee and as Collateral Agent.
10.63	Master Loan Purchase Agreement dated as of August 29, 2002 among Fairfield Acceptance Corporation-Nevada, as Seller, Fairfield Resorts, Inc., as Co-Originator, Fairfield Myrtle Beach, Inc., as Co-Originator, each VB Subsidiary referred to therein, each VB Partnership referred to therein and Sierra Deposit Company, LLC, as Purchaser.

10.64	Series 2002-1 Supplement dated as of August 29, 2002 to Master Loan Purchase Agreement dated as of August 29, 2002 among Fairfield Acceptance Corporation-Nevada, as Seller, Fairfield Resorts, Inc., as Co-Originator, Fairfield Myrtle Beach, Inc., as Co-Originator, each VB Subsidiary referred to therein, each VB Partnership referred to therein and Sierra Deposit Company, LLC, as Purchaser.
10.65	Master Loan Purchase Agreement dated as of August 29, 2002 between Trendwest Resorts, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser.
10.66	Series 2002-1 Supplement dated as of August 29, 2002 to Master Loan Purchase Agreement dated as of August 29, 2002 between Trendwest Resorts, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser.
10.67	Master Loan Purchase Agreement dated as of August 29, 2002 between EFI Development Funding, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser.
10.68	Series 2002-1 Supplement dated as of August 29, 2002 to Master Loan Purchase Agreement dated as of August 29, 2002 between EFI Development Funding, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser.
10.69	Master Pool Purchase Agreement dated as of August 29, 2002 between Sierra Deposit Company, LLC, as Depositor and Sierra Receivables Funding Company, LLC, as Issuer.
10.70	Series 2002-1 Supplement dated as of August 29, 2002 to Master Pool Purchase Agreement dated as of August 29, 2002 between Sierra Deposit Company, LLC, as Depositor and Sierra Receivables Funding Company, LLC, as Issuer.
10.71	Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation and Cherokee Acquisition Corporation dated as of August 22, 2002.
10.72	First Amendment to Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation and Cherokee Acquisition Corporation dated as of September 10, 2002.
10.73	Amended and Extended Employment Agreement dated as of July 1, 2002 by and between Cendant Corporation and Henry R. Silverman.
10.74	Series 2002-2 Supplement dated as of September 12, 2002 to the Amended and Restated Base Indenture dated as of July 30, 1997 among Aesop Funding II, L.L.C., Avis Rent A Car System, Inc., JPMorgan Chase Bank, Certain CP Conduit Purchasers, Certain Funding Agents, Certain APA Banks and The Bank of New York, as Trustee (incorporated by reference to Avis Group Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges*
21	Subsidiaries of Registrant*
23	Consent of Deloitte & Touche LLP
99.1	Pro Forma Financial Information for the year ended December 31, 2001.*
99.2	Press Release issued by Cendant Corporation on August 14, 2002, announcing the certification by Cendant executives of Cendant's financial statements (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002).
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed on Form 10-K of the Company filed on April 1, 2002.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT CONSTITUTING PART OF SECTION 10(A) PROSPECTUS FOR FORM S-8 REGISTRATION STATEMENTS
TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
SIGNATURES
CERTIFICATIONS
Cendant Corporation and Subsidiaries CONSOLIDATED BALANCE SHEETS (In millions, except share data)
Cendant Corporation and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in millions, except per share amounts)
EXHIBIT INDEX