Form 10-Q
period 2002-09-30
CENDANT CORP
filed 2002-11-04
CIK 723612

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File No. 1-10308

Cendant Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	06-0918165 (IRS Employer Identification No.)
9 West 57th Street, New York, NY (Address of principal executive offices)	10019 (Zip Code)
(212) 413-1800 (Registrant's telephone number, including area code)
Not Applicable (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days: Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares outstanding of the Registrant's common stock was 1,036,488,745 shares as of September 30, 2002.

Cendant Corporation and Subsidiaries
Index

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of
Cendant Corporation
New York, New York

        We have reviewed the accompanying consolidated condensed balance sheet of Cendant Corporation and subsidiaries (the "Company") as of September 30, 2002, the related consolidated condensed statements of income for the three and nine month periods ended September 30, 2002 and 2001, and the related consolidated condensed statements of cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 7, 2002 (April 1, 2002 as to the subsequent events described in Note 28 and August 12, 2002 as to the effects of the discontinued operation described in Notes 1 and 5 and as to the pro forma effect of the non-amortization of goodwill disclosed in Note 1), we expressed an unqualified opinion (and included explanatory paragraphs with respect to the modification of the accounting treatment relating to securitization transactions, the accounting for derivative instruments and hedging activities and the revision of certain revenue recognition policies, as discussed in Note 1 and as to the effects of the discontinued operation as discussed in Notes 1 and 5 to the consolidated financial statements) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
New York, New York
November 1, 2002

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues
Service fees and membership-related, net	$2,799	$1,365	$7,299	$3,778
Vehicle-related	1,034	1,011	2,905	2,307
Other	6	13	34	34

Net revenues	3,839	2,389	10,238	6,119

Expenses
Operating	2,007	751	4,700	1,819
Vehicle depreciation, lease charges and interest, net	523	557	1,532	1,279
Marketing and reservation	379	248	1,059	819
General and administrative	294	263	850	658
Non-program related depreciation and amortization	121	119	337	328
Other charges:
Acquisition and integration related costs	56	—	263	8
Litigation settlement and related costs, net	7	9	26	28
Restructuring and other unusual charges	—	77	—	263
Non-program related interest, net	68	58	194	180

Total expenses	3,455	2,082	8,961	5,382

Gains on dispositions of businesses	—	—	—	436

Losses on dispositions of businesses	—	—	—	(1)

Income before income taxes, minority interest and equity in Homestore.com	384	307	1,277	1,172
Provision for income taxes	123	97	427	427
Minority interest, net of tax	8	4	16	22
Losses related to equity in Homestore.com, net of tax	—	20	—	56

Income from continuing operations	253	186	834	667
Income from discontinued operations, net of tax	—	24	51	63
Loss on disposal of discontinued operations, net of tax	—	—	(256)	—

Income before extraordinary losses and cumulative effect of accounting changes	253	210	629	730
Extraordinary losses, net of tax	(3)	—	(30)	—

Income before cumulative effect of accounting changes	250	210	599	730
Cumulative effect of accounting changes, net of tax	—	—	—	(38)

Net income	$250	$210	$599	$692

CD common stock income per share
Basic
Income from continuing operations	$0.24	$0.22	$0.82	$0.78
Net income	0.24	0.25	0.59	0.81
Diluted
Income from continuing operations	$0.24	$0.21	$0.80	$0.74
Net income	0.24	0.23	0.58	0.77

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)

	September 30, 2002	December 31, 2001
Assets
Current assets
Cash and cash equivalents	$205	$1,942
Restricted cash	314	211
Receivables, net	1,377	1,313
Stockholder litigation settlement trust	—	1,410
Deferred income taxes	279	697
Assets of discontinued operations	—	1,310
Other current assets	895	834

Total current assets	3,070	7,717
Property and equipment, net	1,586	1,394
Deferred income taxes	955	771
Franchise agreements, net	829	1,656
Goodwill, net	10,273	7,360
Other intangibles, net	1,438	1,210
Other non-current assets	1,405	1,568

Total assets exclusive of assets under programs	19,556	21,676

Assets under management and mortgage programs
Restricted cash	574	861
Mortgage loans held for sale	1,359	1,244
Relocation receivables	258	292
Vehicle-related, net	7,879	7,219
Timeshare-related, net	686	215
Mortgage servicing rights, net	1,352	1,937
Hedge of mortgage servicing rights, net	466	100

	12,574	11,868

Total assets	$32,130	$33,544

Liabilities and stockholders' equity
Current liabilities
Accounts payable and other current liabilities	$3,288	$3,468
Current portion of long-term debt	329	401
Stockholder litigation settlement	—	2,850
Liabilities of discontinued operations	—	172
Deferred income	699	900

Total current liabilities	4,316	7,791
Long-term debt, excluding Upper DECS	4,880	5,731
Upper DECS	863	863
Deferred income	307	297
Other non-current liabilities	681	525

Total liabilities exclusive of liabilities under programs	11,047	15,207

Liabilities under management and mortgage programs
Debt	10,557	9,844
Deferred income taxes	1,014	1,050

	11,571	10,894

Mandatorily redeemable preferred interest in a subsidiary	375	375

Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	—	—
CD common stock, $.01 par value—authorized 2 billion shares; issued 1,236,823,901 and 1,166,492,626 shares	12	11
Additional paid-in capital	10,068	8,676
Retained earnings	3,011	2,412
Accumulated other comprehensive loss	(3)	(264)
CD treasury stock, at cost, 200,335,156 and 188,784,284 shares	(3,951)	(3,767)

Total stockholders' equity	9,137	7,068

Total liabilities and stockholders' equity	$32,130	$33,544

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2002	2001
Operating Activities
Net income	$599	$692
Adjustments to arrive at income from continuing operations	235	(25)

Income from continuing operations	834	667
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-program related depreciation and amortization	337	328
Non-cash portion of other charges, net	203	86
Net gain on dispositions of businesses	—	(435)
Deferred income taxes	458	228
Proceeds from sales of trading securities	—	110
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(49)	(61)
Income taxes	(171)	51
Accounts payable and other current liabilities	(267)	(120)
Payment of stockholder litigation settlement liability	(2,850)	—
Deferred income	(201)	(70)
Other, net	150	29

Net cash provided by (used in) operating activities exclusive of management and mortgage programs	(1,556)	813

Management and mortgage programs:
Vehicle depreciation	1,310	1,015
Mortgage-related amortization	333	189
Provision for impairment of mortgage servicing rights	338	50
Origination of mortgage loans	(29,080)	(28,959)
Proceeds on sale of and payments from mortgage loans held for sale	29,086	29,044

	1,987	1,339

Net cash provided by operating activities	431	2,152

Investing Activities
Property and equipment additions	(235)	(216)
Proceeds from (payments to) stockholder litigation settlement trust	1,410	(750)
Net assets acquired (net of cash acquired) and acquisition-related payments	(1,005)	(1,907)
Net proceeds from dispositions of businesses	1,175	—
Other, net	(37)	(167)

Net cash provided by (used in) investing activities exclusive of management and mortgage programs	1,308	(3,040)

Management and mortgage programs:
Investment in vehicles	(12,574)	(10,508)
Payments received on investment in vehicles	10,720	9,215
Origination of timeshare receivables	(834)	(384)
Principal collection of timeshare receivables	749	413
Equity advances on homes under management	(4,645)	(4,949)
Repayment on advances on homes under management	4,685	4,937
Additions to mortgage servicing rights and related hedges, net	(480)	(555)
Proceeds from sales of mortgage servicing rights	12	45

	(2,367)	(1,786)

Net cash used in investing activities	(1,059)	(4,826)

Financing Activities
Proceeds from borrowings	3	4,407
Principal payments on borrowings	(1,462)	(854)
Issuances of common stock	102	773
Repurchases of common stock	(207)	(74)
Other, net	(38)	(92)

Net cash provided by (used in) financing activities exclusive of management and mortgage programs	(1,602)	4,160

Management and mortgage programs:
Proceeds from borrowings	9,425	11,447
Principal payments on borrowings	(9,212)	(10,824)
Net change in short-term borrowings	194	87

	407	710

Net cash provided by (used in) financing activities	(1,195)	4,870

Effect of changes in exchange rates on cash and cash equivalents	12	4
Cash provided by discontinued operations	74	80

Net increase (decrease) in cash and cash equivalents	(1,737)	2,280
Cash and cash equivalents, beginning of period	1,942	856

Cash and cash equivalents, end of period	$205	$3,136

See Notes to Consolidated Condensed Financial Statements

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

        On May 22, 2002, the Company sold its car parking facility business, National Car Parks ("NCP"). In connection with such disposition, the account balances and activities of NCP have been segregated and reported as a discontinued operation for all periods presented. In addition, certain other reclassifications have been made to prior period amounts to conform to the current period presentation. The Consolidated Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K/A filed on November 4, 2002.

  Revenue Recognition for Real Estate Brokerage Businesses

        Real estate commissions earned by the Company's real estate brokerage businesses, primarily NRT Incorporated ("NRT"), are recorded as revenue on a gross basis upon the closing of a purchase or sale of a home. The amounts paid to real estate agents, which approximated $724 million and $1.4 billion during the three and nine months ended September 30, 2002, respectively, are recorded as a component of operating expenses on the Consolidated Condensed Statement of Income. See Note 3—Acquisitions for a detailed discussion of the Company's acquisition of NRT.

  Restricted Cash

        The Company is required to set aside cash primarily in relation to agreements entered into by its mortgage, car rental and fleet management businesses. Restricted cash amounts classified as current assets primarily relate to (i) accounts held for the capital fund requirements of and potential claims related to mortgage reinsurance agreements, (ii) fees collected and held for pending mortgage closings, (iii) insurance claim payments related to the car rental business and (iv) fees collected and held for pending real estate transactions. Restricted cash amounts classified as assets under management and mortgage programs primarily relate to the collateralization requirements of outstanding debt for the Company's fleet management and car rental businesses.

  Changes in Accounting Policies

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," in its entirety. In connection with the adoption of SFAS No. 142, the Company has not amortized any goodwill or indefinite-lived intangible assets during 2002. Prior to the adoption, all intangible assets were amortized on a straight-line basis over their estimated periods to be benefited. Therefore, the results of operations for 2001 reflect the amortization of goodwill and indefinite-lived intangible assets, while the results of operations for 2002 do not reflect such amortization (see Note 6—Intangible Assets for a pro forma disclosure depicting the Company's results of operations during 2001 after applying the non-amortization provisions of SFAS No. 142).

        In connection with the implementation of SFAS No. 142, the Company is required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company reviewed the carrying value of all its goodwill and other intangible assets by comparing such amounts to their fair value and determined that the carrying amounts of such assets did not exceed their respective fair values. Accordingly, the initial implementation of this standard did not result in a charge and, as such, did not impact the Company's results of operations during 2002. The Company will perform its annual impairment test during fourth quarter 2002.

  Change in Accounting Estimate

        The value of mortgage servicing rights is based on expected future cash flows considering, among other factors, estimated future prepayment rates and interest rates. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. To the extent that fair value is less than carrying value, the Company would record a provision for the impairment of the mortgage servicing rights portfolio.

        During third quarter 2002, the Company recorded a provision for impairment of $275 million ($175 million, after tax, or $0.17 per diluted share) relating to its mortgage servicing rights asset ("MSRs") resulting from lower interest rates and prepayment rates used in the estimates of future cash flows. Such changes were the direct result of continued declines in interest rates on ten-year Treasury notes and 30-year mortgages, which declined to the lowest level in 41 years. In addition, the Company updated the third-party model used to estimate prepayment rates to reflect more current borrower prepayment behavior. The combination of these factors resulted in increases to the Company's estimated future loan prepayment rates, which negatively impacted the carrying value of the mortgage servicing rights asset, hence requiring the provision for the impairment of the mortgage servicing rights asset.

  Stock-Based Compensation

        As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company currently measures its stock-based compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25. Accordingly, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying CD common stock on the grant date. The Company complies with the provision of SFAS No. 123 by providing pro forma disclosures of net income and related per share data giving consideration to the fair value method provisions of SFAS No. 123.

        On January 1, 2003, the Company plans to adopt the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the Financial Accounting Standards Board ("FASB") to be the preferable accounting method for stock-based employee compensation. Subsequent to adoption of the fair value method provisions of SFAS No. 123, the Company will expense all future employee stock options (and similar awards) over the vesting period based on the fair value of the award on the date of grant. The Company does not expect its results of operations to be impacted in the current year from this prospective change in accounting policy based on the current accounting guidance related to this adoption, which is currently under review by the FASB.

        The impact of recording compensation expense at fair value in prior periods has been included in the pro forma disclosures, as required by SFAS No. 123, provided in the Company's Annual Report on Form 10-K/A filed on November 4, 2002. Prior period compensation expense is not necessarily indicative of future compensation expense that would be recorded by the Company upon its adoption of the fair value method provisions of SFAS No. 123. Future expense may vary based upon factors such as the number of options granted by the Company and the then-current fair market value of such options.

  Recently Issued Accounting Pronouncements

        During April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria is met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, the Company expects to reclassify its extraordinary gains or losses on the extinguishments of debt to continuing operations. The Company will adopt these provisions on January 1, 2003.

        During June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for disposal activities initiated after December 31, 2002.

2. Earnings Per Share

        Earnings per share ("EPS") for the nine months ended September 30, 2001 was calculated using the two-class method as shares of Move.com common stock were outstanding during such period. The Company ceased using the two-class method upon the repurchase of all outstanding Move.com shares on June 30, 2001. Accordingly, the calculations for the three months ended September 30, 2001 and the three and nine months ended September 30, 2002 do not reflect the application of the two-class method.

        Income per common share from continuing operations for CD common stock was computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Income from continuing operations:
Cendant Group	$253	$186	$834	$412
Cendant Group's retained interest in Move.com Group	—	—	—	238

Income from continuing operations for basic EPS	253	186	834	650
Convertible debt interest, net of tax	—	3	1	8
Adjustment to Cendant Group's retained interest in Move.com Group(a)	—	—	—	(3)

Income from continuing operations for diluted EPS	$253	$189	$835	$655

Weighted average shares outstanding:
Basic	1,039	857	1,014	832
Stock options, warrants and non-vested shares	19	37	27	33
Convertible debt	—	18	2	18

Diluted	1,058	912	1,043	883

Income per share:
Basic
Income from continuing operations	$0.24	$0.22	$0.82	$0.78
Income from discontinued operations	—	0.03	0.05	0.07
Loss on disposal of discontinued operations	—	—	(0.25)	—
Extraordinary losses	—	—	(0.03)	—
Cumulative effect of accounting changes	—	—	—	(0.04)

Net income	$0.24	$0.25	$0.59	$0.81

Diluted
Income from continuing operations	$0.24	$0.21	$0.80	$0.74
Income from discontinued operations	—	0.02	0.05	0.07
Loss on disposal of discontinued operations	—	—	(0.24)	—
Extraordinary losses	—	—	(0.03)	—
Cumulative effect of accounting changes	—	—	—	(0.04)

Net income	$0.24	$0.23	$0.58	$0.77

(a)
Represents the change in Cendant Group's retained interest in Move.com Group due to the dilutive impact of Move.com common stock options.

        The following table summarizes the Company's outstanding common stock equivalents, which were antidilutive and therefore, excluded from the computation of diluted EPS for CD common stock:

	September 30,
	2002	2001
Options(a)	127	71
Warrants(b)	2	2
Upper DECS(c)	40	35

(a)
The weighted average exercise prices for antidilutive options at September 30, 2002 and 2001 were $21.56 and $24.37, respectively.

(b)
The weighted average exercise price for antidilutive warrants at September 30, 2002 and 2001 was $21.31.

(c)
The appreciation price for antidilutive Upper DECS at September 30, 2002 was $28.42.

        The Company's zero coupon senior convertible contingent notes issued during first quarter 2001, which provided for the potential issuance of approximately 22 million and 49 million shares of CD common stock as of September 30, 2002 and 2001, respectively, were not included in the computation of diluted EPS for the three and nine months ended September 30, 2002 and 2001, respectively, as the related contingency provisions were not satisfied during such periods. Additionally, the Company's zero coupon convertible debentures issued during the second quarter of 2001, which provide for the potential issuance of 39 million shares of CD common stock as of September 30, 2002 and 2001, were not included in the computation of diluted EPS for the three and nine months ended September 30, 2002 and 2001 as the related contingency provisions were not satisfied during such periods. Further, the Company's 3 7/8% convertible senior debentures issued during the fourth quarter of 2001, which provide for the potential issuance of approximately 50 million shares of CD common stock as of September 30, 2002, were not included in the computation of diluted EPS for the three and nine months ended September 30, 2002 as the related contingency provisions were not satisfied during such periods.

        Income per common share from continuing operations for Move.com common stock was computed as follows:

Nine Months Ended September 30, 2001
Income from continuing operations:
Move.com Group	$255
Less: Cendant Group's retained interest in Move.com Group	238

Income from continuing operations for basic EPS	17
Adjustment to Cendant Group's retained interest in Move.com Group(a)	3

Income from continuing operations for diluted EPS	$20

Weighted average shares outstanding:
Basic and Diluted	2

Income per share:
Basic
Income from continuing operations	$9.94
Cumulative effect of accounting changes	(0.07)

Net income	$9.87

Diluted
Income from continuing operations	$9.81
Cumulative effect of accounting changes	(0.07)

Net income	$9.74

(a)
Represents the change in Cendant Group's retained interest in Move.com Group due to the dilutive impact of Move.com common stock options.

3. Acquisitions

  Pending Acquisitions

        Budget Group, Inc.    On August 22, 2002, the Company announced that it had entered into a definitive agreement to acquire substantially all of the assets of Budget Group, Inc. ("Budget"), a general car and truck rental company in the United States, for approximately $110 million in cash plus transaction costs and expenses. As part of the acquisition, the Company will assume certain contracts and trade payables, as well as refinance approximately $2.6 billion in Budget asset-backed vehicle related debt. The acquisition is subject to certain conditions, including bankruptcy court and regulatory approval outside the United States. The acquisition has received clearance under U.S. antitrust regulations. Subject to the satisfaction of the closing conditions, the Company currently expects to complete the acquisition during the fourth quarter of 2002.

  Consummated Acquisitions

        The assets acquired and liabilities assumed were recorded on the Company's Consolidated Condensed Balance Sheet as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company's Consolidated Condensed Statements of Income since their respective dates of acquisition.

        The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and other analyses. In addition, for certain acquisitions, the Company has identified pre-acquisition contingencies for which it is awaiting information to finalize its quantification of such contingencies. Accordingly, revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations. The Company is also in the process of integrating the operations of all its acquired businesses and expects to incur costs relating to such integrations. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating certain other activities. These costs will be recorded on the Company's Consolidated Condensed Balance Sheets as adjustments to the purchase price or on the Company's Consolidated Condensed Statements of Income as expenses, as appropriate.

        NRT Incorporated.    On April 17, 2002, the Company acquired all of the outstanding common stock of NRT, the largest residential real estate brokerage firm in the United States, for $230 million (including $3 million of estimated transaction costs and expenses and $11 million related to the conversion of NRT employee stock appreciation rights to CD common stock options). The acquisition consideration was funded through an exchange of 11.5 million shares of CD common stock then-valued at $216 million, which included approximately 1.5 million shares of CD common stock then-valued at $30 million in exchange for existing NRT options. As part of the acquisition, the Company also assumed approximately $320 million of NRT debt, which was subsequently repaid. Prior to the acquisition, NRT operated as a joint venture between the Company and Apollo Management, L.P. that acquired independent real estate brokerages, converted them to one of the Company's real estate brands and operated them under the brand pursuant to two 50-year franchise agreements with the Company. Management believes that NRT as a wholly-owned subsidiary of the Company will be a more efficient acquisition vehicle and achieve greater financial and operational synergies.

        The preliminary allocation of the purchase price is summarized as follows:

Amount
Issuance of CD common stock	$216
Fair value of options issued in exchange for stock appreciation rights	11
Transaction costs and expenses	3

Total purchase price	230
Book value of Cendant's existing intangible assets relating to NRT	923
Book value of Cendant's existing net investment in NRT	403

Cendant's basis in NRT	1,556
Plus: Historical value of liabilities assumed in excess of assets acquired	238
Less: Fair value adjustments (*)	214

Excess purchase price over fair value of assets acquired and liabilities assumed	$1,580

(*)
Primarily represents the allocation of the purchase price to the pendings and listings intangible asset of $197 million.

        The following table summarizes the estimated fair values of the NRT assets acquired and liabilities assumed at the date of acquisition:

Amount
Total current assets	$430
Property and equipment, net	126
Intangible assets	202
Goodwill	1,580
Other non-current assets	57

Total assets acquired	2,395

Total current liabilities	567
Long-term debt	272

Total liabilities assumed	839

Net assets acquired	$1,556

        The goodwill, of which $160 million is expected to be deductible for tax purposes, was assigned to the Company's Real Estate Services segment.

        Trendwest Resorts, Inc.    On April 30, 2002, the Company acquired approximately 90% of the outstanding common stock of Trendwest Resorts, Inc. ("Trendwest") for $849 million (including $20 million of estimated transaction costs and expenses and $25 million related to the conversion of Trendwest employee stock options into CD common stock options). The acquisition consideration was funded through a tax-free exchange of 42.6 million shares of CD common stock then-valued at $804 million. As part of the acquisition, the Company assumed $89 million of Trendwest debt, of which $78 million was subsequently repaid. The Company purchased the remaining 10% of the outstanding Trendwest shares through a short form merger on June 3, 2002 for approximately $87 million, which was funded through a tax-free exchange of 4.8 million shares of CD common stock then-valued at $87 million. The minority interest recorded in connection with Trendwest's results of operations between April 30, 2002 and June 3, 2002 was not material. Trendwest markets, sells and finances vacation ownership interests. Management believes that this acquisition will provide the Company with significant geographic diversification and global presence in the timeshare industry.

        The preliminary allocation of the purchase price is summarized as follows:

Amount
Issuance of CD common stock	$891
Fair value of options issued	25
Transaction costs and expenses	20

Total purchase price	936
Less: Historical value of assets acquired in excess of liabilities assumed	234
Plus: Fair value adjustments (*)	(18)

Excess purchase price over fair value of assets acquired and liabilities assumed	$684

(*)
Primarily represents the allocation of the purchase price to identifiable intangible assets of $62 million, primarily offset by deferred tax liabilities for book-tax differences of $42 million.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amount
Total current assets	$327
Property and equipment, net	44
Intangible assets	62
Goodwill	684
Other non-current assets	32

Total assets acquired	1,149

Total current liabilities	124
Long-term debt	89

Total liabilities assumed	213

Net assets acquired	$936

        The goodwill was assigned to the Company's Hospitality segment. The Company does not expect any of this goodwill to be deductible for tax purposes.

        Other.    During 2002, the Company also completed 22 other acquisitions for aggregate consideration of approximately $850 million in cash, resulting in goodwill of $606 million. Such other acquisitions included (i) Arvida Realty Services, a residential real estate brokerage and mortgage services firm, for approximately $160 million in cash; (ii) The DeWolfe Companies, a residential real estate brokerage and mortgage services firm, for approximately $146 million in cash; (iii) Equivest Finance, Inc., a timeshare developer, for approximately $98 million in cash; (iv) Novasol AS, a marketer of privately owned vacation properties, for approximately $66 million; (v) Sigma, a distribution partner of the Company's Galileo International, Inc. subsidiary, for approximately $94 million in cash and (vi) 17 other businesses for approximately $286 million in cash. None of these acquisitions were significant to the Company's results of operations, financial position or cash flows. The $606 million of goodwill resulting from these acquisitions was allocated as follows:

Real Estate Services	$190
Hospitality	195
Travel Distribution	159
Vehicle Services	8
Financial Services	54

$606

  2001 Acquisitions

        Avis Group Holdings, Inc.    In connection with the Company's acquisition of Avis Group Holdings, Inc. ("Avis") on March 1, 2001, the Company recorded purchase accounting adjustments for costs associated with exiting activities. The recognition of such costs and the corresponding utilization are summarized by category as follows:

	Costs	Cash Payments	Other Reductions	Balance at December 31, 2001	Cash Payments	Other Additions	Balance at September 30, 2002
Personnel related	$39	$(22)	$—	$17	$(18)	$9	$8
Asset fair value adjustments	19	—	(19)	—	—	—	—
Facility related	7	—	—	7	(1)	—	6

Total	$65	$(22)	$(19)	$24	$(19)	$9	$14

        The Company closed the Avis Corporate headquarters, relocated Avis employees, abandoned assets and involuntarily terminated Avis employees in connection with such relocation. The Company formally communicated the termination of employment to approximately 550 employees, representing a wide range of employee groups, and as of September 30, 2002, the Company had terminated all such employees. The majority of the remaining personnel related costs are expected to be paid by the end of fourth quarter 2002.

        Galileo International, Inc.    In connection with the Company's acquisition of Galileo International, Inc. ("Galileo") on October 1, 2001, the Company recorded purchase accounting adjustments for costs associated with exiting activities. The recognition of such costs and the corresponding utilization are summarized by category as follows:

	Costs	Cash Payments	Other Reductions	Balance at December 31, 2001	Cash Payments	Other Additions (Reductions)	Balance at September 30, 2002
Personnel related	$44	$(26)	$—	$18	$(28)	$33	$23
Asset fair value adjustments and contract terminations	93	(10)	(46)	37	(14)	(10)	13
Facility related	16	—	—	16	(1)	8	23

Total	$153	$(36)	$(46)	$71	$(43)	$31	$59

        The Company closed the Galileo Corporate headquarters, relocated Galileo employees, involuntarily terminated Galileo employees, merged numerous offices in Europe to a single European headquarters, abandoned assets in connection with such relocation and terminated contractual service agreements associated with the activities to be exited. The Company formally communicated the termination of employment to approximately 570 employees, representing a wide range of employee groups, and as of September 30, 2002, the Company had terminated substantially all such employees. The majority of these remaining personnel related costs are expected to be paid by the end of the fourth quarter 2002.

        Reflected in the September 30, 2002 balance are additional purchase accounting adjustments recorded by the Company subsequent to December 31, 2001 reflecting the Company's integration plan to streamline Galileo's worldwide operations. Consistent with the original integration plan and due to the extent and breadth of these global efforts, the full evaluation of exiting activities was not completed until third quarter 2002. Such purchase accounting adjustments primarily relate to severance for involuntarily terminated employees and lease obligations for closed facilities. In connection with these additional costs, the Company formally communicated the termination of employment to approximately 310 additional employees, representing a wide range of employee groups, substantially all of which are expected to be terminated during fourth quarter 2002. Accordingly, substantially all of the remaining personnel related costs for these employees are expected to be paid by the end of the first quarter of 2003.

  Pro Forma Results of Operations

        Net revenues, income from continuing operations, net income and the related per share data would have been as follows had the acquisitions of NRT and Trendwest occurred on January 1st of each period presented and the acquisitions of Avis and Galileo occurred on January 1, 2001:

	Nine Months Ended September 30,
	2002	2001
Net revenues	$11,189	$10,482
Income from continuing operations	780	750
Net income	545	767
CD common stock pro forma income per share:
Basic
Income from continuing operations	$0.75	$0.73
Net income	0.52	0.74
Diluted
Income from continuing operations	$0.73	$0.70
Net income	0.51	0.71

        These pro forma results do not give effect to any synergies expected to result from the acquisitions of NRT, Trendwest, Avis and Galileo. Additionally, the amortization of the pendings and listings intangible asset is reflected in the above pro forma results for each period presented ($217 million in both the nine months ended September 30, 2002 and 2001) since the acquisitions of NRT and Trendwest were assumed to have occurred on January 1st of each period. In actuality, due to the short-term amortization period of the pendings and listings intangible asset, the amortization of this asset would only impact one of the periods presented. Accordingly, these pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been consummated on January 1st of each period, nor are they necessarily indicative of future consolidated results.

4. Discontinued Operations

        As previously discussed in Note 1—Summary of Significant Accounting Policies, on May 22, 2002, the Company sold its car parking facility business, NCP, a then-wholly-owned subsidiary within its Vehicle Services segment, for approximately $1.2 billion in cash. The Company recorded an after-tax loss of approximately $256 million on the sale of this business. NCP operated off-street commercial parking facilities and managed on-street parking and related operations on behalf of town and city administration in England.

        Summarized statement of income data for NCP consisted of:

		Nine Months Ended September 30,
	Three Months Ended September 30, 2001
		2002	2001
Net revenues	$91	$155	$250

Income from discontinued operations:
Income before income taxes	$28	$60	$74
Provision for income taxes	4	9	11

Income from discontinued operations, net of tax	$24	$51	$63

		Nine Months Ended September 30,
	Three Months Ended September 30, 2001
		2002	2001
Loss on disposal of discontinued operations:
Loss on disposal of discontinued operations	$—	$(236)	$—
Provision for income taxes	—	20	—

Loss on disposal of discontinued operations, net of tax	$—	$(256)	$—

        Summarized balance sheet data for NCP consisted of:

December 31, 2001
Assets of discontinued operations:
Current assets	$85
Property and equipment	599
Goodwill	618
Other assets	8

Total assets of discontinued operations	$1,310

Liabilities of discontinued operations:
Current liabilities	$69
Other liabilities	103

Total liabilities of discontinued operations	$172

5. Other Charges

        Acquisition and Integration Related Costs.    During the three and nine months ended September 30, 2002, the Company incurred charges of $56 million and $263 million, respectively, primarily related to the acquisition and integration of NRT and other real estate brokerage businesses. Such charges principally consisted of $37 million and $222 million during the three and nine months ended September 30, 2002, respectively, related to the amortization of the contractual real estate pendings and listings intangible assets acquired as part of the acquisitions of NRT and other real estate brokerage businesses. Such intangible assets are being amortized over the closing periods of the underlying contracts, which are typically less than five months from the date of acquisition. Accordingly, the Company has segregated such amortization to enhance comparability of its results of operations.

        During first quarter 2001, the Company incurred charges of $8 million in connection with the acquisition and integration of Avis, including severance costs incurred in connection with the rationalization of duplicative functions.

        Litigation Settlement and Related Costs.    During the three months ended September 30, 2002 and 2001, the Company recorded charges of $7 million and $9 million, respectively, for litigation settlement and related costs in connection with investigations relating to the 1998 discovery of accounting irregularities in the former business units of CUC International, Inc. ("CUC"). During the nine months ended September 30, 2002 and 2001, the Company recorded charges of $26 million and $42 million, respectively, for such costs. Also, during the nine months ended September 30, 2001, the Company recorded a non-cash credit of $14 million to reflect an adjustment to the PRIDES class action litigation settlement charge recorded by the Company in 1998, which partially offsets the $42 million charge recorded.

        Restructuring and Other Unusual Charges.    During the nine months ended September 30, 2001, the Company incurred unusual charges totaling $263 million. Such charges primarily consisted of (i) $95 million related to the funding of an irrevocable contribution to the Real Estate Technology Trust, an independent trust responsible for providing technology initiatives for the benefit of certain of the Company's current and future real estate franchisees, (ii) $85 million related to the funding of Trip Network, Inc. ("Trip Network"), which is contingently repayable to the Company only if certain financial targets related to Trip Network are achieved, (iii) $77 million related to the September 11, 2001 terrorist attacks and (iv) $7 million related to a charitable contribution of $1.5 million in cash and stock in a publicly traded company valued at $5.5 million (based upon its then-current fair value) to the Cendant Charitable Foundation, which the Company established in September 2000 to serve as a vehicle for making charitable contributions to worthy charitable causes that are of particular interest to the Company's customers, franchisees and employees. The $77 million of charges incurred in connection with the September 11, 2001 terrorist attacks were recorded by the Company during third quarter 2001 and primarily resulted from the rationalization of the Avis fleet and related car rental operations.

6. Intangible Assets

        Intangible assets consisted of:

	September 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Franchise agreements(a)	$1,121	$292	$1,978	$322

Customer lists	541	106	552	68
Pendings and listings(b)	271	239	—	—
Other	108	40	84	37

	$920	$385	$636	$105

Unamortized Intangible Assets
Goodwill	$10,273		$7,843	$483

Trademarks(c)	$869		$773	$113
Other	34		19	—

	$903		$792	$113

(a)
The change in the balance at September 30, 2002 principally reflects the reclassification of approximately $840 million of franchise agreements to goodwill as a result of the acquisition of NRT.

(b)
The change in the balance at September 30, 2002 principally reflects the acquisition of the pendings and listings intangible asset primarily in connection with the Company's acquisition of NRT.

(c)
The change in the balance at September 30, 2002 principally reflects the acquisition of a trademark valued at approximately $200 million related to the Company's venture with Marriott International, Inc.

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

	Balance as of January 1, 2002	Goodwill Acquired during 2002	Other	Balance as of September 30, 2002
Real Estate Services(a)	$814	$1,770	$28	$2,612
Hospitality(b)	1,437	879	(4)	2,312
Travel Distribution(c)	2,411	159	32	2,602
Vehicle Services	2,149	8	(20)	2,137
Financial Services(d)	549	54	5	608
Corporate & Other	—	—	2	2

Total Company	$7,360	$2,870	$43	$10,273

(a)
Goodwill acquired during 2002 primarily relates to the acquisition of NRT.

(b)
Goodwill acquired during 2002 primarily relates to the acquisition of Trendwest.

(c)
Goodwill acquired during 2002 primarily relates to the acquisitions of Sigma and Lodging.com.

(d)
Goodwill acquired during 2002 primarily relates to the acquisition of Tax Services of America, Inc. (see Note 16—Related Party Transactions).

        Amortization expense relating to all intangible assets excluding mortgage servicing rights (see Note 7—Mortgage Servicing Activities) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Goodwill	$—	$37	$—	$97
Trademarks	—	4	—	11
Franchise agreements	9	14	33	39
Customer lists	10	6	28	16
Pendings and listings	45	—	239	—
Other	2	—	12	6

Total	$66	$61	$312	$169

        Such amortization expense is recorded either as a component of non-program related depreciation and amortization expense or acquisition and integration related costs on the Company's Consolidated Condensed Statements of Income. Based on the Company's amortizable intangible assets as of September 30, 2002 (excluding mortgage servicing rights), the Company expects related amortization expense for the remainder of 2002 and the five succeeding fiscal years to approximate $41 million, $87 million, $83 million, $78 million, $76 million and $63 million, respectively

        Had the Company applied the non-amortization provisions of SFAS No. 142 for the three and nine months ended September 30, 2001, net income and per share data would have been as follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Reported net income	$210	$692
Add back: Goodwill amortization, net of tax	40	106
Add back: Trademark amortization, net of tax	2	7

Pro forma net income	$252	$805

Net income per share:
Basic
Reported net income	$0.25	$0.81
Add back: Goodwill amortization, net of tax	0.04	0.13
Add back: Trademark amortization, net of tax	—	0.01

Pro forma net income	$0.29	$0.95

Diluted
Reported net income	$0.23	$0.77
Add back: Goodwill amortization, net of tax	0.05	0.12
Add back: Trademark amortization, net of tax	—	0.01

Pro forma net income	$0.28	$0.90

7. Mortgage Servicing Activities

        The activity in the Company's residential first mortgage loan servicing portfolio consisted of:

Nine Months Ended September 30, 2002
Balance, January 1	$97,205
Additions	31,340
Payoffs/curtailments	(21,745)
Purchases, net	3,631

Balance, September 30	$110,431

        As of September 30, 2002, the weighted average note rate on the underlying mortgages serviced by the Company was 6.43%.

        The activity in the Company's capitalized MSRs consisted of:

Nine Months Ended September 30, 2002
Balance, January 1	$2,081
Additions, net	657
Changes in fair value	(567)
Amortization	(321)
Sales	(18)

Balance, September 30	1,832

Valuation Allowance
Balance, January 1	(144)
Additions(a)	(338)
Reductions	2

Balance, September 30	(480)

Mortgage Servicing Rights, net	$1,352

(a)
Represents provisions for impairment ($32 million, $31 million and $275 million during the first, second and third quarters of 2002, respectively). See Note 1—Summary of Significant Accounting Policies for a detailed description of the third quarter 2002 provision.

        Amortization expense and provision for impairment, which are both reflected in the Company's Consolidated Condensed Statements of Income as a component of net revenues, relating to the Company's mortgage servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Amortization expense	$146	$64	$321	$175
Provision for impairment	275	24	338	50

        As of September 30, 2002, the MSR portfolio had a weighted average life of approximately 4.1 years. Based on the Company's mortgage servicing portfolio as of September 30, 2002, the Company expects related amortization expense for the remainder of 2002 and the five succeeding fiscal years to approximate $120 million, $318 million, $242 million, $209 million, $183 million and $162 million.

        The Company uses derivatives to mitigate the prepayment risk associated with mortgage servicing rights. Such derivatives, which are primarily designated as fair value hedging instruments, tend to increase in value as interest rates decline and conversely decline in value as interest rates increase. The activity in the Company's hedge of mortgage servicing rights consisted of:

Nine Months Ended September 30, 2002
Balance, January 1	$100
Additions, net	251
Changes in fair value	584
Sales/proceeds (received) or paid	(469)

Balance, September 30	$466

        During the three and nine months ended September 30, 2002, the net impact of the changes in fair value of hedging activity for mortgage servicing rights was a net gain of $25 million and $17 million, respectively, which are included in net revenues within the Consolidated Condensed Statement of Income.

8. Fourth Quarter 2001 Restructuring

        The liability resulting from the Company's restructuring plan committed to in fourth quarter 2001 as a result of changes in business and consumer behavior following the September 11, 2001 terrorist attacks is classified as a component of accounts payable and other current liabilities.

        The initial recognition of the charge and the corresponding utilization from inception is summarized by category as follows:

	2001 Restructuring Charge	Cash Payments	Other Reductions	Balance at December 31, 2001	Cash Payments	Other Reductions	Balance at September 30, 2002
Personnel related	$68	$11	$5	$52	$(29)	$(1)	$22
Asset impairments and contract terminations	17	3	10	4	—	(1)	3
Facility related	25	1	—	24	(7)	—	17

Total	$110	$15	$15	$80	$(36)	$(2)	$42

        Personnel related costs primarily included severance resulting from the rightsizing of certain businesses and corporate functions. The Company formally communicated the termination of employment to approximately 3,000 employees, representing a wide range of employee groups, and as of September 30, 2002, the Company had terminated the majority of these employees. All other costs were incurred primarily in connection with facility closures and lease obligations resulting from the consolidation of business operations. These initiatives were substantially completed as of September 30, 2002.

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

10. Long-term Debt

        The Company reclassified $707 million and $1.0 billion of its zero coupon convertible debentures to long-term debt on its Consolidated Condensed Balance Sheets as of September 30, 2002 and December 31, 2001, respectively, based upon the Company's intent and ability to refinance such debt with borrowings under its revolving credit facilities (see below for capacity and availability terms).

        Long-term debt consisted of:

	September 30, 2002	December 31, 2001
7 3/4% notes(a)	$1,042	$1,150
6.875% notes	850	850
11% senior subordinated notes(b)	554	584
3 7/8% convertible senior debentures	1,200	1,200
Zero coupon senior convertible contingent notes(c)	417	920
Zero coupon convertible debentures(d)	1,000	1,000
3% convertible subordinated notes(e)	—	390
Net hedging gains(f)	95	11
Other	51	27

	5,209	6,132
Less: Current portion	329	401

Long-term debt, excluding Upper DECS	4,880	5,731
Upper DECS	863	863

	$5,743	$6,594

(a)
The change in the balance at September 30, 2002 reflects the redemption of $108 million of these notes for $111 million in cash. In connection with such redemption, the Company recorded an extraordinary loss of approximately $2 million ($1 million, after tax), which is net of an extraordinary gain of $1 million ($1 million, after tax) recorded in connection with the settlement of a derivative hedging the interest expense associated with these notes.

(b)
The change in the balance at September 30, 2002 reflects (i) the redemption of $10 million in face value of these notes, with a carrying value of $11 million for $11 million in cash and (ii) $19 million related to the amortization of a premium.

(c)
The change in the balance at September 30, 2002 reflects (i) the redemption of $517 million in accreted value of these notes, with a face value of $821 million for $548 million in cash and (ii) the accretion of the original issuance discount of $14 million. In connection with such redemption, the Company recorded an extraordinary loss of approximately $41 million ($29 million, after tax), which also includes $10 million for the write-off of debt issuance costs.

(d)
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

(e)
The change in the balance at September 30, 2002 reflects the redemption of $390 million of these notes upon maturity in February 2002 in cash.

(f)
Represents derivative gains resulting from fair value hedges, of which $56 million had been realized as of September 30, 2002 and will be amortized by the Company as an offset to interest expense.

        As of September 30, 2002, the Company maintained $2.4 billion of revolving credit facilities under which there were no outstanding borrowings; however, letters of credit of $443 million were issued. Accordingly, as of September 30, 2002, the Company had approximately $2.0 billion of availability under these facilities and $3.0 billion of availability for public debt or equity issuances under a shelf registration statement.

        As of September 30, 2002, the Company was in compliance with all restrictive and financial covenants of its debt instruments and credit facilities.

11. Liabilities Under Management and Mortgage Programs

        Debt under management and mortgage programs consisted of:

	September 30, 2002	December 31, 2001
Secured Borrowings
Term notes(a)	$6,772	$6,237
Short-term borrowings(b)	617	582
Commercial paper(c)	—	120
Other	359	295

Total secured borrowings	7,748	7,234

Unsecured Borrowings
Medium-term notes(d)	1,401	679
Short-term borrowings(e)	253	983
Commercial paper	1,128	917
Other	27	31

Total unsecured borrowings	2,809	2,610

	$10,557	$9,844

(a)
The balance at September 30, 2002 primarily represents borrowings of $4.1 billion and $2.7 billion outstanding under the Company's AESOP and Chesapeake Funding (formerly Greyhound Funding) programs, respectively.

(b)
The balance at September 30, 2002 principally relates to mortgage loans sold under repurchase agreements and borrowings outstanding under the Company's AESOP Funding program.

(c)
The balance of commercial paper outstanding at December 31, 2001 was fully repaid as of September 30, 2002.

(d)
The balance at September 30, 2002 reflects the issuance during second and third quarter 2002 of (i) $464 million of unsecured medium-term notes at the Company's PHH subsidiary with maturities ranging from May 2005 through May 2012 and (ii) $268 million of unsecured medium-term notes at the Company's PHH subsidiary with maturities ranging from June 2005 to September 2017.

(e)
The balance at September 30, 2002 reflects the repayment of $750 million during the first quarter 2002 of outstanding borrowings under a revolving credit facility scheduled to mature in February 2005.

        As of September 30, 2002, the Company had an additional $690 million and $360 million of available capacity under the AESOP and Chesapeake Funding programs, respectively, to fund vehicles under management programs and related receivables. Additionally, the Company had $364 million of available capacity under its mortgage warehouse facilities as of September 30, 2002.

        During first quarter 2002, the Company's PHH subsidiary renewed its $750 million credit facility, which matured in February 2002. The new facility bears interest at LIBOR plus an applicable margin, as defined in the agreement, and terminates on February 21, 2004. PHH is required to pay a per annum utilization fee of 25 basis points if usage under the new facility exceeds 25% of aggregate commitments. During second quarter 2002, PHH terminated $250 million of its revolving credit facilities, which were scheduled to mature in November and December 2002. As of September 30, 2002, there were no outstanding borrowings under any of PHH's credit facilities and PHH had approximately $1.6 billion of availability under these facilities and $2.1 billion of availability for public debt issuances under its shelf registration statements.

        As of September 30, 2002, the Company was in compliance with all restrictive and financial covenants of its debt instruments and credit facilities.

  Other Securitization Facilities

        During the third quarter of 2002, the Company formed Sierra Receivables Funding Company LLC, a special purpose entity, in connection with the establishment of a securitization facility, which replaced certain other timeshare receivable securitization facilities utilized by the Company's Fairfield and Trendwest subsidiaries. At September 30, 2002, the maximum funding capacity through this special purpose entity is $550 million and the available capacity is $173 million. At September 30, 2002, the Company was servicing $442 million of timeshare receivables transferred to this special purpose entity. The Company was also servicing $163 million of Fairfield timeshare receivables and $574 million of Trendwest timeshare receivables sold to other special purpose entities as of September 30, 2002. During the three months ended September 30, 2002 and 2001, the Company recognized pre-tax gains of approximately $20 million and $5 million, respectively, on the securitization of all timeshare receivables. During the nine months ended September 30, 2002 and 2001, the Company recognized per-tax gains of approximately $27 million and $7 million, respectively, on the securitization of all timeshare receivables. Such amounts are recorded within net revenues on the Company's Consolidated Condensed Statements of Income.

        Additionally, PHH was servicing $581 million of relocation receivables sold to a special purpose entity. The maximum funding capacity through this special purpose entity is $600 million. As of September 30, 2002, available capacity through this special purpose entity was $120 million. Gains recognized on the securitization of relocation receivables during the three and nine months ended September 30, 2001 were $1 million. Such amounts are recorded within net revenues on the Company's Consolidated Condensed Statement of Income. There were no gains recognized during 2002.

        As of September 30, 2002, PHH was also servicing approximately $2.0 billion of mortgage loans sold to a special purpose entity on a non-recourse basis. In addition to the mortgage loans sold to the special purpose entity, as of September 30, 2002, PHH was servicing $108 billion of residential first mortgage loans. The maximum funding capacity through this special purpose entity is $3.2 billion and PHH had available capacity of approximately $1.2 billion as of September 30, 2002. In addition to the capacity through the special purpose entity, PHH has the capacity to securitize approximately $1.4 billion of mortgage loans under a registration statement. During the three months ended September 30, 2002 and 2001, the Company recognized pre-tax gains of $111 million and $135 million, respectively, on $9.2 billion and $10.1 billion, respectively, of mortgage loans sold into the secondary market, substantially all of which were sold on a non-recourse basis. During the nine months ended September 30, 2002 and 2001, the Company recognized pre-tax gains of $310 million and $344 million, respectively, on $25.8 billion and $25.9 billion, respectively, of mortgage loans sold into the secondary market, substantially all of which were sold on a non-recourse basis. Such amounts are recorded within net revenues on the Company's Consolidated Condensed Statements of Income. The sale of mortgage loans into the secondary market is customary practice in the mortgage industry.

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

13. Stockholders' Equity

        During the nine months ended September 30, 2002, the Company repurchased $207 million (12.8 million shares) of CD common stock under its common stock repurchase program. As of September 30, 2002, the Company had approximately $55 million in remaining availability for repurchases under this program.

  Comprehensive Income

        The components of comprehensive income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income
Net income	$250	$210	$599	$692
Other comprehensive income (loss):
Currency translation adjustments:
Currency translation adjustments arising during period	17	48	38	(25)
Reclassification adjustment for currency translation adjustments realized in net income	—	—	245	—
Unrealized losses on cash flow hedges, net of tax	(13)	(41)	(10)	(48)
Minimum pension liability adjustment	(1)	—	(1)	—
Unrealized gains (losses) on marketable securities, net of tax:
Unrealized gains (losses) arising during period	(2)	(4)	(11)	32
Reclassification adjustment for losses realized in net income	—	—	—	45

Total comprehensive income	$251	$213	$860	$696

        The after-tax components of accumulated other comprehensive loss for the nine months ended September 30, 2002 are as follows:

	Currency Translation Adjustments	Unrealized Losses on Cash Flow Hedges	Minimum Pension Liability Adjustment	Unrealized Gains (Losses) on Available-for- Sale Securities	Accumulated Other Comprehensive Loss
Balance, January 1, 2002	$(230)	$(33)	(21)	$20	$(264)
Current period change	283	(10)	(1)	(11)	261

Balance, September 30, 2002	$53	$(43)	$(22)	$9	$(3)

14. Stock Plans

        During third quarter 2002, the Company's Board of Directors accelerated the vesting of certain options previously granted with exercise prices greater than or equal to $15.1875. The Company's senior executive officers were not eligible for this modification. In connection with such action, approximately 43 million options, substantially all of which were scheduled to become exercisable by January 2004, became exercisable as of August 27, 2002. In addition, the post-employment exercise period for the modified options was reduced from one year to thirty days. However, if the employee remains employed by the Company through the date on which the option was originally scheduled to become vested, the post-employment exercise period will be one year.

        In accordance with the provisions of the FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)," there is no charge associated with this modification since none of the modified options had intrinsic value because the market price of the underlying CD common stock on August 27, 2002 was less than the exercise price of the modified options.

15. Segment Information

        Management evaluates each segment's performance based upon earnings before non-program related interest, income taxes, non-program related depreciation and amortization, minority interest and in 2001 equity in Homestore.com. Such measure is then adjusted to exclude items that are of a non-recurring or unusual nature and are not measured in assessing segment performance ("Adjusted EBITDA"). Management believes such discussions are the most informative representation of how management evaluates performance. However, the Company's presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

	Three Months Ended September 30,
	2002		2001
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Real Estate Services	$1,331	$69	$514	$287
Hospitality	671	205	465	152
Travel Distribution	432	129	24	1
Vehicle Services	1,085	143	1,036	95
Financial Services	322	122	338	58

Total Reportable Segments	3,841	668	2,377	593
Corporate & Other(a)	(2)	(32)	12	(23)

Total Company	$3,839	$636	$2,389	$570

(a)
Included in Corporate and Other are the results of operations of the Company's non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

	Nine Months Ended September 30,
	2002		2001
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Real Estate Services	$3,181	$574	$1,328	$650
Hospitality	1,640	490	1,152	409
Travel Distribution	1,314	405	74	6
Vehicle Services	3,048	336	2,443	276
Financial Services	1,052	374	1,060	259

Total Reportable Segments	10,235	2,179	6,057	1,600
Corporate & Other(a)	3	(82)	62	(56)

Total Company	$10,238	$2,097	$6,119	$1,544

(a)
Included in Corporate and Other are the results of operations of the Company's non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

        Provided below is a reconciliation of Adjusted EBITDA to income before income taxes, minority interest and equity in Homestore.com.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Adjusted EBITDA	$636	$570	$2,097	$1,544
Non-program related depreciation and amortization	(121)	(119)	(337)	(328)
Other charges:
Acquisition and integration related costs	(56)	—	(263)	(8)
Litigation settlement and related costs, net	(7)	(9)	(26)	(28)
Restructuring and other unusual charges	—	(77)	—	(263)
Non-program related interest, net	(68)	(58)	(194)	(180)
Gains on dispositions of businesses	—	—	—	436
Losses on dispositions of businesses	—	—	—	(1)

Income before income taxes, minority interest and equity in Homestore.com	$384	$307	$1,277	$1,172

16. Related Party Transactions

  NRT Incorporated

        As discussed in Note 3—Acquisitions, on April 17, 2002, the Company purchased all the outstanding common stock of NRT from Apollo Management. L.P. Prior to the Company's acquisition of NRT, NRT paid royalty and marketing fees of $66 million during the three months ended September 30, 2001 and $66 million and $168 million during the nine months ended September 30, 2002 and 2001, respectively. Also prior to the acquisition, the Company received real estate referral fees from NRT of $12 million during the three months ended September 30, 2001 and $9 million and $28 million during the nine months ended September 30, 2002 and 2001, respectively. Prior to the acquisition, the Company also received dividend income on its preferred stock investment in NRT. For the three and nine months ended September 30, 2001, dividend income recognized by the Company approximated $6 million and $18 million, respectively. For the nine months ended September 30, 2002, dividend income recognized by the Company approximated $10 million. Additionally, during the nine months ended September 30, 2002, the Company recorded $16 million of other fees from NRT primarily in connection with the partial termination of a franchise agreement under which NRT operated brokerage offices under the Company's ERA real estate brand. During the nine months ended September 30, 2001, the Company recorded $16 million of other fees from NRT primarily in connection with the termination of a franchise agreement under which NRT operated brokerage offices under the Company's Century 21 real estate brand. Such amounts are recorded by the Company in its Consolidated Condensed Statements of Income as revenues. NRT has been included in the Company's consolidated results of operations and financial position since April 17, 2002.

  Trip Network, Inc.

        During October 2001, the Company entered into lease and licensing agreements, a travel services agreement and a global distribution services subscriber agreement with Trip Network, Inc. ("Trip Network"). During the three and nine months ended September 30, 2002, revenues recognized by the Company in connection with these agreements totaled $2 million and $8 million, respectively. The Company also incurred related expenses of $2 million and $6 million, respectively, in connection with these agreements.

        At September 30, 2002 and December 31, 2001, the Company's preferred equity interest in Trip Network approximated $17 million. During the three and nine months ended September 30, 2002, the Company did not record any dividend income relating to its preferred equity interest in Trip Network.

  FFD Development Company, LLC

        FFD Development Company, LLC ("FFD") was created by Fairfield prior to the Company's acquisition of Fairfield in April 2001 for the purpose of acquiring real estate for the development of vacation ownership units that are sold to Fairfield upon completion. During the nine months ended September 30, 2002, the Company purchased $62 million of timeshare interval inventory and land from FFD, bringing the total amount purchased by the Company since its acquisition of Fairfield Communities, Inc. in April 2001 to $102 million as of September 30, 2002. As of September 30, 2002, the Company was obligated to purchase an additional $243 million of timeshare interval inventory and land from FFD, approximately $140 million of which is estimated to be payable within the next 12 months. As is customary in "build to suit" agreements, when the Company contracts with FFD for the development of a property, the Company issues a letter of credit for up to 20% of its purchase price for such property. Drawing under all such letters of credit will only be permitted if the Company fails to meet its obligation under any purchase commitment. As of September 30, 2002, the Company had approximately $39 million of such letters of credit outstanding. The Company is not obligated or contingently liable for any debt incurred by FFD.

        At September 30, 2002 and December 31, 2001, the Company's preferred equity interest in FFD approximated $68 million and $59 million, respectively. During the three months ended September 30, 2002 and 2001, the Company recorded non-cash dividend income of $3 million relating to its preferred equity interest in FFD.    During the nine months ended September 30, 2002 and 2001, the Company recorded non-cash dividend income of $9 million and $4 million, respectively, relating to its preferred equity interest in FFD. Such amounts were paid-in-kind and recorded by the Company in its Consolidated Condensed Statements of Income as a component of net revenues.

  Trilegiant Corporation

        On July 2, 2001, the Company entered into an agreement with Trilegiant Corporation ("Trilegiant") to outsource its individual membership and loyalty businesses to Trilegiant. During the nine months ended September 30, 2002 and 2001, the Company paid Trilegiant $147 million and $43 million, respectively, in connection with services provided under this agreement. During the nine months ended September 30, 2002 and 2001, Trilegiant collected $211 million and $100 million, respectively, of cash on the Company's behalf in connection with membership renewals. Additionally, as of September 30, 2002, Trilegiant owed the Company an additional $6 million in connection with the membership renewals. During the three and nine months ended September 30, 2002, the Company recognized $3 million of royalty revenues related to Trilegiant's members.

        Trilegiant is also licensing and/or leasing from the Company the assets of the Company's individual membership business. In connection with these licensing and leasing arrangements, Trilegiant paid the Company $15 million and $3 million, respectively, in cash during the nine months ended September 30, 2002 and 2001 and owed the Company an additional $4 million as of September 30, 2002.

        During the three and nine months ended September 30, 2002, the Company expensed $2 million and $14 million, respectively, related to the marketing advance the Company made to Trilegiant in 2001. During the three and nine months ended September 30, 2001, the Company expensed $10 million related to this advance. As of September 30, 2002, the remaining balance of the marketing advance approximated $53 million and is classified as a component of other non-current assets on the Company's Consolidated Balance Sheet.

        At September 30, 2002, Trilegiant had an outstanding balance of $65 million due to the Company related to amounts drawn on the $75 million loan facility the Company provided in connection with a specific marketing agreement under which the Company expects to receive commissions. Such amount is accounted for as a note receivable and recorded on the Company's Consolidated Condensed Balance Sheet as a component of other non-current assets. The Company will collect the receivable as commissions are received by Trilegiant from the third party. The Company evaluates the collectibility of the note at the end of each reporting period. Additionally, through September 30, 2002, Trilegiant had not drawn on the $35 million revolving line of credit, which the Company provides at its discretion.

  Avis Group Holdings, Inc.

        Prior to the Company's acquisition of Avis on March 1, 2001, during the nine months ended September 30, 2001, the Company received royalty fees of $16 million and recorded $5 million of equity in earnings. Such amounts are recorded by the Company in its Consolidated Condensed Statement of Income as revenues. Avis has been included in the Company's consolidated results of operations and financial position since March 1, 2001.

  Tax Services of America, Inc.

        On January 18, 2002, the Company acquired all the common stock of Tax Services of America, Inc. ("TSA") for approximately $4 million. Accordingly, TSA has been included in the Company's consolidated results of operations and financial position since January 18, 2002.

17. Subsequent Events

        On October 16, 2002, the Company's Board of Directors authorized the repurchase of an additional $200 million of CD common stock under the Company's common share repurchase program, increasing the total available amount for repurchase of CD common stock to approximately $255 million when combined with the remaining capacity of approximately $55 million as of September 30, 2002 under its 1999 authorization. During October 2002, the Company repurchased approximately 3.3 million shares of its CD common stock under the repurchase program for approximately $37 million in cash.

        During October 2002, the Company repurchased (i) $18 million of its 11% senior subordinated notes with a face value of $16 million for $17 million in cash; (ii) $35 million of its zero coupon convertible debentures with a face value of $35 million for $34 million in cash and (iii) $76 million of its 7 3/4% notes with a face value of $76 million for $77 million in cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts are in millions.

        We are one of the foremost providers of travel and real estate services in the world. Our businesses provide a wide range of consumer and business services and are intended to complement one another and create cross-marketing opportunities both within and among our following five business segments. Our Real Estate Services segment franchises our three real estate brands, operates real estate brokerage offices, provides home buyers with mortgages and facilitates employee relocations; our Hospitality segment franchises our nine lodging brands, facilitates the sale and exchange of vacation ownership intervals and markets vacation rental properties in Europe; our Travel Distribution segment provides global distribution and computer reservation and travel agency services; our Vehicle Services segment operates and franchises the Avis car rental brand and provides fleet management and fuel card services; and our Financial Services segment provides financial institution enhancement products, insurance-based and loyalty solutions, operates and franchises tax preparation services and provides a variety of membership programs through an outsourcing arrangement with Trilegiant Corporation.

        We seek organic growth augmented by, on a selected basis, the acquisition and integration of complementary businesses and routinely review and evaluate our portfolio of existing businesses to determine if they continue to meet our current objectives. From time to time, we engage in preliminary discussions concerning possible acquisitions, divestitures, joint ventures and/or related corporate transactions.

        On August 22, 2002, we announced that we had entered into a definitive agreement to acquire substantially all of the assets of Budget Group, Inc., the third largest general car and truck rental company in the United States, for approximately $110 million in cash plus transaction costs and expenses. As part of the acquisition, we will assume certain contracts and trade payables, as well as refinance approximately $2.6 billion in Budget asset-backed vehicle related debt. We plan on funding the purchase price through available cash and are currently negotiating an asset-backed facility to finance the vehicle related debt that we are refinancing and expect to close such facility prior to consummating the acquisition. The acquisition is subject to certain conditions, including bankruptcy court and regulatory approval outside the United States, but has received clearance under U.S. antitrust regulations. Subject to the satisfaction of the closing conditions, we currently expect to complete this acquisition during the fourth quarter of 2002.

        During the nine months ended September 30, 2002, we completed a number of transactions, as discussed below.

Acquisitions

        On April 17, 2002, we acquired all of the outstanding common stock of NRT, the largest residential real estate brokerage firm in the United States, for $230 million, including $3 million of estimated transaction costs and expenses and $11 million related to the conversion of NRT employee stock appreciation rights to CD common stock options. The acquisition consideration was funded through an exchange of 11.5 million shares of CD common stock then-valued at $216 million, which included approximately 1.5 million shares of CD common stock then-valued at $30 million in exchange for existing NRT options. As part of the acquisition, we also assumed approximately $320 million of NRT debt, which was subsequently repaid. Prior to the acquisition, NRT operated as a joint venture between us and Apollo Management, L.P. that acquired independent real estate brokerages, converted them to one of the Company's real estate brands and operated under the brand pursuant to two 50-year franchise agreements with the Company. Management believes that NRT as a wholly-owned subsidiary will be a more efficient acquisition vehicle and achieve greater financial and operational synergies. NRT is part of the Real Estate Services segment.

        On April 30, 2002, we acquired approximately 90% of the outstanding common stock of Trendwest Resorts, Inc. for $849 million, including $20 million of estimated transaction costs and expenses and $25 million related to the conversion of Trendwest employee stock options into CD common stock options. The acquisition consideration was funded through a tax-free exchange of approximately 42.6 million shares of CD common stock then-valued at $804 million. As part of the acquisition, we assumed $89 million of Trendwest debt, of which $78 million was subsequently repaid. We purchased the remaining 10% of the outstanding Trendwest shares through a short form merger on June 3, 2002 for approximately $87 million, which was funded through a tax-free exchange of approximately 4.8 million shares of CD common stock then-valued at $87 million. Trendwest markets, sells and finances vacation ownership interests and is now part of our Hospitality segment. Management believes that this acquisition will provide us with significant geographic diversification and global presence in the timeshare industry. Trendwest is part of the Hospitality segment.

        During 2002, we also completed 22 other acquisitions for aggregate consideration of approximately $850 million in cash. Such other acquisitions included (i) Arvida Realty Services, a residential real estate brokerage and mortgage services firm, for approximately $160 million in cash; (ii) The DeWolfe Companies, a residential real estate brokerage and mortgage services firm, for approximately $146 million in cash; (iii) Equivest Finance, Inc., a timeshare developer, for approximately $98 million; (iv) Novasol AS, a marketer of privately owned vacation properties, for approximately $66 million; (v) Sigma, a distribution partner of our Galileo International, Inc. subsidiary, for approximately $94 million in cash and (vi) 17 other businesses primarily within our Hospitality segment. None of these acquisitions were significant to our results of operations, financial position or cash flows.

        The following table summarizes the preliminary estimated fair values of net assets acquired and resultant goodwill recognized in connection with the above acquisitions:

	Assets Acquired	Liabilities Assumed	Net Assets Acquired	Goodwill
NRT	$2,395	$839	$1,556	$1,580
Trendwest	1,149	213	936	684
Other	1,395	545	850	606

Disposition

        On May 22, 2002, we sold our car parking facility business, NCP, a wholly-owned subsidiary within our Vehicle Services segment, for approximately $1.2 billion in cash. We recorded an after-tax loss of $256 million on the sale of this business principally related to foreign currency translation, as the U.S. dollar strengthened significantly against the U.K. pound since Cendant's acquisition of NCP in 1998. NCP operated off-street commercial parking facilities and managed on-street parking and related operations on behalf of town and city administration in England. NCP's results of operations are classified as a discontinued operation for all periods presented.

THREE MONTHS ENDED SEPTEMBER 30, 2002 vs. THREE MONTHS ENDED SEPTEMBER 30, 2001

Results of Consolidated Operations

        Our consolidated results from continuing operations comprised the following:

	2002	2001	Change
Net revenues	$3,839	$2,389	$1,450

Expenses, excluding other charges and non-program related interest, net	3,324	1,938	1,386
Other charges	63	86	(23)
Non-program related interest, net	68	58	10

Total expenses	3,455	2,082	1,373

Income before income taxes, minority interest and equity in Homestore.com	384	307	77
Provision for income taxes	123	97	26
Minority interest, net of tax	8	4	4
Losses related to equity in Homestore.com, net of tax	—	20	(20)

Income from continuing operations	$253	$186	$67

        Net revenues increased approximately $1.5 billion (61%) during third quarter 2002 principally due to the acquisitions of NRT and Trendwest in April 2002, as well as Galileo in October 2001. NRT contributed revenues of approximately $1.1 billion, while Galileo and Trendwest contributed revenues of $395 million and $142 million, respectively. Such contributions were partially offset by a $275 million (pre-tax) non-cash provision for impairment of our mortgage servicing rights asset ("MSRs"), which is the capitalized value of expected future servicing earnings (see "Results of Reportable Segments—Real Estate Services" for a detailed discussion of this provision). A detailed discussion of revenue trends is included in "Results of Reportable Segments."

        Total expenses increased approximately $1.4 billion (66%), primarily as a result of the aforementioned acquired businesses (NRT contributing $1.1 billion, Galileo contributing $285 million and Trendwest contributing $116 million). Partially offsetting the increase in total expenses was a decrease of $23 million in other charges. The other charges recorded during third quarter 2002 primarily related to $45 million of non-cash amortization of the pendings and listings intangible asset substantially resulting from our acquisition of NRT, as well as $11 million of other acquisition and integration-related costs also substantially resulting from our acquisition of NRT. The charges recorded during third quarter 2001 primarily related to the September 11, 2001 terrorist attacks ($77 million) and substantially resulted from a rationalization of the Avis fleet in response to anticipated reductions in the volume of business (reflecting charges related to the reduction in the fleet, representing the difference between the carrying amount of the vehicles and the fair value of the vehicles less costs to sell, as well as corresponding personnel reductions).

        Our overall effective tax rate was 32% for the third quarter 2002 and 2001. The rate remained constant despite the elimination of goodwill amortization since such benefit was substantially offset by the increase in tax expense associated with the loss of foreign tax credits.

        As a result of the above-mentioned items, income from continuing operations increased $67 million, or 36%, in the third quarter 2002.

Results of Reportable Segments

        The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-program related interest, income taxes, non-program related depreciation and amortization, minority interest and, in 2001, equity in Homestore.com. Such measure is then adjusted to exclude items that are of a non-recurring or unusual nature and are also not measured in assessing segment performance. Our management believes such discussions are the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

	Revenues			Adjusted EBITDA
	2002	2001	% Change	2002		2001(d)		% Change
Real Estate Services	$1,331	$514	*	$69	(b)	$287		*
Hospitality	671	465	*	205		152		*
Travel Distribution	432	24	*	129		1		*
Vehicle Services	1,085	1,036	5%	143		95		51%
Financial Services	322	338	(5)%	122		58		110%

Total Reportable Segments	3,841	2,377		668		593
Corporate & Other(a)	(2)	12	*	(32	)(c)	(23	)(e)	*

Total Company	$3,839	$2,389	61%	$636		$570		12%

*
Not meaningful as the periods are not comparable due to the acquisitions or dispositions of businesses.

(a)
Included in Corporate and Other are the results of operations of the Company's non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

(b)
Excludes a charge of $10 million principally related to the acquisition and integration of NRT Incorporated and other real estate brokerage businesses.

(c)
Excludes $7 million of litigation settlement and related costs and $1 million of acquisition and integration related costs.

(d)
Excludes charges of $77 million related to the September 11, 2001 terrorist attacks, which primarily resulted from the rationalization of the Avis fleet and related car rental operations ($6 million, $60 million and $11 million within Hospitality, Vehicle Services and Corporate and Other, respectively).

(e)
Excludes $9 million of litigation settlement and related costs.

Real Estate Services

        Revenue increased $817 million while Adjusted EBITDA declined $218 million in third quarter 2002 compared with third quarter 2001.

        Principally driving the increase in revenues was the contribution of $1,070 million in revenues from NRT (the operating results of which have been included in our consolidated results since April 17, 2002). NRT also contributed $81 million to Adjusted EBITDA during third quarter 2002. Prior to our acquisition of NRT, NRT paid us royalty and marketing fees of $66 million, real estate referral fees of $12 million and termination fees of $15 million during third quarter 2001. We also had a preferred stock investment in NRT prior to our acquisition, which generated dividend income of $6 million during third quarter 2001.

        On a comparable basis, including post-acquisition intercompany royalties paid by NRT, our real estate franchise brands generated incremental royalties of $19 million in third quarter 2002, an increase of 12% over third quarter 2001, due to a 7% increase in home sale transactions and an 8% increase in the average price of homes sold. Royalty increases in the real estate franchise business are recognized with little or no corresponding increase in expenses due to the significant operating leverage within our franchise operations. Industry statistics provided by the National Association of Realtors for the three months ended September 30, 2002 indicate that the number of single-family homes sold has increased 1% versus the prior year, while the average price of those homes sold has grown 8%. Based on such statistics, our transaction volume has significantly outperformed the industry for third quarter 2002. Through our continued franchise sales efforts, we have grown our franchised operations and in conjunction with NRT acquisitions of real estate brokerages, we have increased market share as our transaction volume has significantly outperformed the industry. Franchise fees declined quarter-over-quarter substantially due to a $15 million franchise termination payment received during the third quarter of 2001 in connection with the conversion of certain Century 21 real estate brokerage offices into Coldwell Banker offices.

        Revenues and Adjusted EBITDA in third quarter 2002 were negatively impacted by a $275 million non-cash provision for impairment of our MSRs. Declines in interest rates on ten-year Treasury notes and 30-year mortgages during third quarter 2002 of 120 basis points and 80 basis points, respectively, caused an increase in mortgage loan prepayments. Accordingly, the rise in mortgage loan prepayments has caused us to reduce the fair market value of our MSR asset. In addition, we updated the third-party model used to estimate prepayment rates to reflect more current borrower prepayment behavior. The combination of these factors resulted in increases to our estimated future loan prepayment rates, which negatively impacted the carrying value of the mortgage servicing rights asset, hence requiring the provision for the impairment of the mortgage servicing rights asset.

        Excluding the $275 million non-cash provision for impairment of our MSR asset, revenues from mortgage-related activities increased $12 million in third quarter 2002 compared with third quarter 2001 as revenue growth from mortgage production was partially offset by a decline in net revenues from mortgage servicing. Revenues from mortgage loan production increased $29 million (17%) in third quarter 2002 compared with the prior year quarter as growth in our outsourced mortgage origination and broker business more than offset a reduction in mortgage loans sold in third quarter 2002 (explained below). In third quarter 2002, the growth in our mortgage origination business has shifted more toward fee-based outsourcing and broker business, as opposed to generating revenues from packaging and selling mortgage loans to the secondary market ourselves. Production fee income on outsourced and brokered loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenues at the time of sale (typically 45-60 days after closing). Accordingly, our production revenue is now driven by more of a mix of mortgage loans closed and mortgage loans sold (as opposed to just loans sold). Therefore, although the volume of mortgage loans sold declined $913 million (9%), mortgage loans closed increased $3.8 billion (34%) to $15.0 billion comprised of a $546 million (6%) increase in closed loans to be securitized (sold by us) and a $3.2 billion (170%) increase in closed loans which were outsourced or brokered. Purchase mortgage closings grew 9% to $8.3 billion, and refinancings increased 83% to $6.8 billion. Additionally, in connection with our securitized loans we realized an increase in margin, which is consistent with the mortgage industry operating at a higher capacity of loan production.

        Net revenues from servicing mortgage loans declined $18 million (excluding the $275 million non-cash provision for impairment of MSRs). Recurring servicing fees (fees received for servicing existing loans in the portfolio) increased $10 million (11%) primarily due to a 19% quarter-over-quarter increase in the average servicing portfolio. However, such recurring activity was more than offset by increased mortgage servicing rights amortization due to the high levels of refinancings and related loan prepayments, resulting from the lower interest rate environment. Partially offsetting the revenue increase and further contributing to the Adjusted EBITDA decrease within this segment was a $13 million revenue reduction from relocation activities as a result of a decline in relocation-related homesale closings and lower interest rates charged to our clients. In addition, excluding the acquisition of NRT, operating and administrative expenses within this segment increased

$22 million, primarily due to the continued high level of mortgage loan production and related servicing activities.

Hospitality

        Revenues and Adjusted EBITDA increased $206 million and $53 million, respectively, primarily due to the acquisitions of Trendwest and Equivest in 2002. Trendwest (the results of which have been included since April 30, 2002) and Equivest (the results of which have been included since February 11, 2002) contributed revenues of $142 million and $32 million, respectively, and Adjusted EBITDA of $35 million and $8 million, respectively, in third quarter 2002. Excluding the acquisitions of Trendwest and Equivest, revenue and Adjusted EBITDA increased $32 million and $10 million, respectively, quarter-over-quarter. Timeshare subscription and transaction revenues within our RCI subsidiary increased $9 million (9%) primarily due to a 7% increase in exchanges, as well as a 5% increase in the average exchange fee. Sales of timeshare units at our Fairfield subsidiary generated incremental revenues of $6 million in third quarter 2002 primarily as a result of increased tour flow at resort sites and a higher average price per transaction. In addition, we recognized an incremental $14 million of income from providing the financing on the related timeshare unit sales. The additional financing income was generated as a result of a greater margin realized on contract sales as we benefited from a lower interest rate environment in third quarter 2002 compared with third quarter 2001. Royalties and marketing fund revenues within our lodging franchise operations declined $6 million (5%) in third quarter 2002 compared with third quarter 2001 due to a 4% reduction in the occupancy levels at our hotel brands.

Travel Distribution

        Revenues and Adjusted EBITDA increased $408 million and $128 million, respectively, in third quarter 2002 substantially due to the October 2001 acquisitions of Galileo and Cheap Tickets, Inc. Prior to our acquisitions of Galileo and Cheap Tickets, the results of this segment only reflected the operations of Cendant Travel, our travel agent subsidiary. Galileo (the operating results of which have been included in our consolidated results since October 1, 2001) contributed revenues and Adjusted EBITDA of $395 million and $134 million, respectively, in third quarter 2002 while Cheap Tickets (the operating results of which have been included in our consolidated results since October 1, 2001) contributed incremental revenues of $10 million with an Adjusted EBITDA decline of $1 million. During third quarter 2002, Galileo air travel booking volumes were down 3% compared with third quarter 2001, and the effective yield per booking held relatively constant for the same periods. Despite a progressive rebound in travel post the September 11, 2001 terrorist attacks, our travel related bookings have not yet reached pre-September 11, 2001 levels. Revenues from our travel agency business declined $5 million, principally due to a reduction in the members of travel clubs to which we provide travel agency services.

Vehicle Services

        Revenues and Adjusted EBITDA increased $49 million (5%) and $48 million (51%), respectively, in third quarter 2002 primarily due to increased revenues in our Avis car rental business, which were partially offset by lower revenues from vehicle leasing activities. Avis car rental revenues increased $57 million (9%) primarily due to an 8% increase in time and mileage revenue per rental day, which was principally supported by an increase in pricing and market share. In our vehicle leasing business, revenues declined $10 million principally due to lower interest expense on vehicle funding, which is substantially passed through to clients and, therefore, results in lower revenues but has minimal Adjusted EBITDA impact. Such decrease was partially mitigated by an increase in depreciation on leased vehicles, which is also passed through to clients.

        Avis' revenues are substantially derived from car rental agencies at airport locations. Through July 2002 (the last period for which information is available), approximately 84% of Avis' revenues were generated from car rental agencies at airports. Avis increased its airport market share during 2002 posting a 23.4% market share at domestic airports through July 2002 compared to 22.6% over the same period last year and has recognized its largest market share gains over the last three months of 2002 (ending July 2002). Based on our accumulation of data thus far, pertaining to periods subsequent to July 2002, we expect this favorable trend of increased market share to continue through third quarter 2002, once industry data for third quarter 2002 are complete. Additionally, through July 2002, Avis' domestic airport revenue only declined less than 1% compared to a total market decline of 4.4% over the same periods.

Financial Services

        Adjusted EBITDA increased $64 million (110%), in third quarter 2002 compared with third quarter 2001, despite a $16 million (5%) decline in revenues.

        Adjusted EBITDA was favorably impacted by the outsourcing of our individual membership business in which a net decline of $34 million in membership-related revenues due to a lower membership base was more than offset by a net reduction in expenses. Marketing expenses were $11 million favorable in third quarter 2002 compared with third quarter 2001. In addition, membership operating expenses were approximately $38 million favorable due to cost savings from servicing fewer members. Also, in connection with the outsourcing of our individual membership business to Trilegiant, during the third quarter of last year we incurred $41 million of transaction-related expenses, the absence of which in the current quarter largely contributed to the Adjusted EBITDA increase quarter-over-quarter.

        Jackson Hewitt, the franchiser and operator of tax preparation offices, generated incremental revenues of $23 million in third quarter 2002 over third quarter 2001 principally as a result of a financial product. The Jackson Hewitt franchise and tax preparation business is seasonal, whereby generally most of the annual revenues and Adjusted EBITDA is generated during the first quarter of the year.

        Our domestic insurance wholesale businesses generated $14 million less revenue in third quarter 2002 compared with the prior year quarter, principally due to a lower profit share from insurance companies as a result of higher than expected claims. This was substantially offset by organic growth within our international insurance wholesale operations.

Corporate and Other

        Revenues and Adjusted EBITDA declined $14 million and $9 million, respectively, in third quarter 2002 compared with third quarter 2001. The revenue decline principally reflects incremental intercompany revenue eliminations due to increased intercompany business activities, principally resulting from acquisitions. Adjusted EBITDA reflects higher unallocated corporate overhead costs due to increased administrative expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2002 vs. NINE MONTHS ENDED SEPTEMBER 30, 2001

Results of Consolidated Operations

        Our consolidated results from continuing operations comprised the following:

	2002	2001	Change
Net revenues	$10,238	$6,119	$4,119

Expenses, excluding other charges and non-program related interest, net	8,478	4,903	3,575
Other charges	289	299	(10)
Non-program related interest, net	194	180	14

Total expenses	8,961	5,382	3,579

Gains on dispositions of businesses	—	436	(436)

Losses on dispositions of businesses	—	(1)	1

Income before income taxes, minority interest and equity in Homestore.com	1,277	1,172	105
Provision for income taxes	427	427	—
Minority interest, net of tax	16	22	(6)
Losses related to equity in Homestore.com, net of tax	—	56	(56)

Income from continuing operations	$834	$667	$167

        Net revenues increased approximately $4.1 billion (67%) during the nine months ended September 30, 2002 principally due to the acquisitions of NRT in April 2002, Galileo in October 2001 and Avis Group Holdings in March 2001, as well as Trendwest in April 2002 and Fairfield Resorts, Inc. in April 2001. NRT, Galileo and Avis contributed revenue growth of $2.0 billion, $1.2 billion and $605 million, respectively, while Trendwest and Fairfield contributed revenue growth of $235 million and $138 million, respectively. Such growth was partially offset by a $275 million (pre-tax) non-cash provision for impairment of the carrying value of our mortgage servicing rights, which is the capitalized value of expected future servicing earnings (see "Results of Reportable Segments—Real Estate Services" for a detailed discussion of this provision). A detailed discussion of revenue trends is included in "Results of Reportable Segments."

        Total expenses increased approximately $3.6 billion (66%), primarily as a result of the acquired businesses (NRT contributing $2.1 billion, Galileo contributing $858 million, Avis contributing $446 million, Trendwest contributing $201 million and Fairfield contributing $123 million).

        The other charges recorded during the nine months ended September 30, 2002 primarily related to $239 million of non-cash amortization of the pendings and listings intangible asset substantially resulting from our acquisition of NRT, as well as $24 million of other acquisition and integration-related costs also substantially resulting from our acquisition of NRT. The charges recorded during the nine months ended September 30, 2001 primarily related to (i) the funding of an irrevocable contribution to the Real Estate Technology Trust ($95 million), (ii) the creation of Trip Network, Inc. ($85 million) and (iii) the September 11, 2001 terrorist attacks ($77 million), which substantially resulted from a rationalization of the Avis fleet in response to anticipated reductions in the volume of business (reflecting charges related to the reduction in the fleet, representing the difference between the carrying amount of the vehicles and the fair value of the vehicles less costs to sell, as well as corresponding personnel reductions). Also during the nine months ended September 30, 2001, we sold our real estate Internet portal, move.com, along with certain ancillary businesses, to Homestore.com in exchange for approximately 21 million shares of Homestore.com common stock then valued at $718 million. We recognized a gain of $436 million ($262 million, after tax) on the sale of these businesses at the time of closing. Such gain was substantially offset during fourth quarter 2001 by a loss of $407 million resulting from an other-than-temporary decline in the value of our investment in Homestore.

        Our overall effective tax rate was 33% and 36% for the nine months ended September 30, 2002 and 2001, respectively. The effective tax rate for the nine months ended September 30, 2002 was lower primarily due to the elimination of goodwill amortization and the absence of higher state taxes on the gain on the disposition of our Internet real estate portal.

        As a result of the above-mentioned items, income from continuing operations increased $167 million, or 25%, in the nine months ended September 30, 2002.

Results of Reportable Segments

	Revenues			Adjusted EBITDA
	2002	2001	% Change	2002		2001(d)		% Change
Real Estate Services	$3,181	$1,328	*	$574	(b)	$650	(e)	*
Hospitality	1,640	1,152	*	490		409		*
Travel Distribution	1,314	74	*	405		6		*
Vehicle Services	3,048	2,443	25%	336		276	(f)	22%
Financial Services	1,052	1,060	(1)%	374		259		44%

Total Reportable Segments	10,235	6,057		2,179		1,600
Corporate & Other(a)	3	62	*	(82)	(c)	(56)	(g)	*

Total Company	$10,238	$6,119	67%	$2,097		$1,544		36%

*
Not meaningful as the periods are not comparable due to the acquisitions or dispositions of businesses.

(a)
Included in Corporate and Other are the results of operations of the Company's non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

(b)
Excludes a charge of $18 million principally related to the acquisition and integration NRT Incorporated and other real estate brokerage businesses.

(c)
Excludes $26 million of litigation settlement and related costs and $6 million of acquisition and integration related costs.

(d)
Excludes charges of $77 million related to the September 11, 2001 terrorist attacks, which primarily resulted from the rationalization of the Avis fleet and related car rental operations ($6 million, $60 million and $11 million within Hospitality, Vehicle Services and Corporate and Other, respectively).

(e)
Excludes a charge of $95 million related to the funding of an irrevocable contribution to the Real Estate Technology Trust.

(f)
Excludes a charge of $4 million related to the acquisition and integration of Avis.

(g)
Excludes (i) a net gain of $435 million primarily related to the sale of our real estate Internet Portal, move.com, and (ii) a credit of $14 million to reflect an adjustment to the settlement charge recorded in the fourth quarter of 1998 for the PRIDES class action litigation. Such amounts were partially offset by charges of (i) $85 million incurred in connection with the creation of Trip Network, Inc., (ii) $42 million for litigation settlement and related charges, (iii) $7 million related to a contribution to the Cendant Charitable Foundation and (iv) $4 million related to the acquisition and integration of Avis.

Real Estate Services

        Revenues increased $1.85 billion while Adjusted EBITDA declined $76 million in nine months 2002 compared with nine months 2001.

        Principally driving the increase in revenues was the contribution of $2,030 million in revenues from NRT (the operating results of which have been included in our consolidated results since April 17, 2002). NRT also contributed $170 million to Adjusted EBITDA during 2002. Prior to our acquisition of NRT, NRT paid us royalty and marketing fees of $168 million, real estate referral fees of $28 million and termination fees of $16 million during the nine months ended September 30, 2001. For the period January 1, 2002 through April 17, 2002, NRT paid us royalty and marketing fees of $66 million, real estate referral fees of $9 million and a termination fee of $16 million. We also had a preferred stock investment in NRT prior to our acquisition, which generated dividend income of $10 million and $18 million during the nine months ended September 30, 2002 and 2001, respectively.

        On a comparable basis, including post-acquisition intercompany royalties paid by NRT, our real estate franchise brands generated incremental royalties of $69 million in nine months 2002, an increase of 18% over nine months 2001. The increase in royalties from our real estate franchise brands primarily resulted from a 9% increase in home sale transactions by franchisees and NRT, and a 9% increase in the average price of homes sold. Royalty increases in the real estate franchise business are recognized with little or no corresponding increase in expenses due to the significant operating leverage within our franchise operations. Industry statistics provided by the National Association of Realtors for the nine months ended September 30, 2002 indicate that the number of single-family homes sold has increased 4% versus the prior year, while the average price of those homes sold has increased approximately 9%. Through our continued franchise sales efforts, we have grown our franchised operations and in conjunction with NRT acquisitions of real estate brokerages, we have increased market share as our transaction volume has significantly outperformed the industry. Real estate franchise fee termination payments of $16 million and $16 million were received from NRT (prior to our acquisition of NRT) in nine months 2002 and nine months 2001, respectively, primarily in connection with the conversion of certain ERA and Century 21 real estate brokerage offices into Coldwell Banker offices.

        Revenues and Adjusted EBITDA in nine months 2002 were negatively impacted by a $275 million non-cash provision for impairment of the carrying value of our mortgage servicing rights asset, which is the capitalized value of expected future servicing fees (see "Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001—Real Estate Services" discussion above).

        Excluding the $275 million non-cash provision for impairment of MSRs, revenues from mortgage-related activities increased $46 million in nine months 2002 compared with nine months 2001 as revenue growth from mortgage production was partially offset by a decline in net revenues from mortgage servicing. Revenues from mortgage loan production increased $147 million (34%) in nine months 2002 compared with the prior year period due to substantial growth in our outsourced mortgage origination and broker business (explained below). Loans sold volume in nine months 2002 remained relatively constant compared with nine months 2001. In nine months 2002, the growth in our mortgage origination business has shifted more toward fee-based outsourcing and broker business, as opposed to generating revenues from packaging and selling mortgage loans to the secondary market ourselves. Production fee income on outsourced and brokered loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenues at the time of sale (typically 45-60 days after closing). Accordingly, our production revenue is now driven by more of a mix of mortgage loans closed and mortgage loans sold (as opposed to just loans sold). Therefore, although the volume of mortgage loans sold was constant year-over-year, mortgage loans closed increased

$9.4 billion (31%) to $40.1 billion comprised of a $11.1 billion (three fold) increase in closed loans which were outsourced or brokered, partially offset by a $1.7 billion (6%) reduction in closed loans to be securitized (sold by us). Purchase mortgage closings grew 12% to $21.8 billion, and refinancings increased 63% to $18.3 billion. Additionally, in connection with our securitized loans we realized an increase in margin which is consistent with the mortgage industry operating at a higher capacity of loan production.

        Net revenues from servicing mortgage loans declined $101 million, excluding the $275 million non-cash writedown of MSRs. However, recurring servicing fees (fees received for servicing existing loans in the portfolio) increased $45 million (18%) primarily due to a 20% year-over-year increase in the average servicing portfolio. Such recurring activity was more than offset by increased mortgage servicing rights amortization due to the high levels of refinancings and related loan prepayments, resulting from the lower interest rate environment. In addition, segment results were negatively impacted by a $38 million revenue reduction from relocation activities as a result of a decline in relocation-related homesale closings and lower interest rates charged to our clients. Excluding the acquisition of NRT, operating and administrative expenses within this segment increased $45 million, primarily due to the continued high levels of mortgage loan production and related servicing activities.

Hospitality

        Revenues and Adjusted EBITDA increased $488 million and $81 million, respectively, primarily due to the acquisitions of Fairfield Resorts in April 2001, Trendwest in April 2002 and Equivest in February 2002 and certain other vacation rental companies abroad in 2002 and 2001. Fairfield (for the first quarter of 2002—the period in which no comparable results were included in 2001), Trendwest, Equivest and the acquired vacation rental companies, contributed incremental revenues of $138 million, $235 million, $83 million, and $24 million, respectively and Adjusted EBITDA of $18 million, $54 million, $21 million and $2 million, respectively, in nine months 2002 compared with the prior year period. Excluding the impact from these acquisitions, revenues increased $8 million while Adjusted EBITDA declined $14 million year-over-year. Organic growth within our Vacation Rental Group contributed incremental revenues of $14 million in nine months 2002, due to an increase in vacation weeks sold, primarily attributable to improved direct marketing efforts. Timeshare subscription and transaction revenues increased $27 million (9%), primarily due to increases in exchange transactions and the average exchange fee. During nine months 2002, we recognized an incremental $20 million of income from providing the financing on timeshare unit sales at our Fairfield subsidiary. The additional financing income was generated as a result of a greater margin realized on contract sales as we benefited from a lower interest rate environment in nine months 2002 compared with the prior year period. Results within our lodging franchise operation continued to be suppressed subsequent to the September 11, 2001 terrorist attacks and their impact on the travel industry. Accordingly, royalties and marketing fund revenues within our lodging franchise operations were down $20 million (6%) in nine months 2002 compared with nine months 2001. However, comparable year-over-year occupancy levels in our franchised lodging brands have shown improvement during the nine months ended September 30, 2002. In addition, Preferred Alliance revenues and Adjusted EBITDA declined $13 million in nine months 2002 compared with nine months 2001, primarily from contract expirations and a contract termination payment received in the prior year. Excluding acquisitions, operating and administrative expenses within this segment increased approximately $23 million in nine months 2002, principally to support continued volume-related growth in our timeshare exchange business.

Travel Distribution

        Revenues and Adjusted EBITDA increased $1.24 billion and $399 million, respectively, in nine months 2002 compared with nine months 2001, due to the October 2001 acquisitions of Galileo and Cheap Tickets. Galileo contributed revenues and Adjusted EBITDA of $1.21 billion and $414 million, respectively, in nine months 2002 while Cheap Tickets contributed incremental revenues of $36 million with an Adjusted EBITDA decline of $7 million. During nine months 2002, air travel booking volumes were down 10% compared with nine months 2001, as the September 11, 2001 terrorist attacks caused a significant reduction in the demand for travel-related services. Accordingly, despite a progressive rebound in travel post September 11, our travel-related booking volumes have not yet reached pre-September 11 levels. Partially offsetting the impact of lower booking volumes was a higher effective yield per booking, resulting in an 8% reduction in air booking fee revenues versus the comparable nine month period. Beginning in fourth quarter 2002, all quarterly periods will be comparable in terms of being subsequent to the September 2001 terrorist attacks. Revenues from our travel agency business declined $13 million principally due to a reduction in the members of travel-related clubs which are serviced by us.

Vehicle Services

        Revenues and Adjusted EBITDA increased $605 million (25%) and $60 million (22%), respectively, in nine months 2002 versus the comparable prior year period. We acquired Avis Group Holdings (comprised of the Avis rental car business and fleet management operations) on March 1, 2001. Prior to the acquisition of Avis, revenues and Adjusted EBITDA of this segment consisted of franchise royalties received from Avis and earnings (losses) from our equity investment in Avis. Avis' operating results were included from the acquisition date forward and therefore included only seven months of results in 2001 (March through September). Accordingly, the Avis acquisition for January and February of 2002 (the period for which no comparable results were included in 2001) contributed incremental revenues and Adjusted EBITDA of $562 million and $5 million, respectively. On a comparable basis, post acquisition (seven months ended September 30, 2002 versus the comparable prior year period), revenues and Adjusted EBITDA increased $43 million and $55 million, respectively. Increased revenues in our Avis car rental business were offset by lower revenues from vehicle leasing activities. For the seven months ended September 30, 2002, Avis car rental revenues increased $82 million (5%), primarily due to a 6% increase in time and mileage revenue per rental day. This was principally supported by an increase in pricing, the impact of which substantially flows directly to Adjusted EBITDA, and increased market share. In our vehicle leasing business, over the same periods, revenues declined $33 million principally due to lower interest expense on vehicle funding, which is substantially passed through to clients and therefore results in lower revenues but has minimal Adjusted EBITDA impact. This was partially offset by an increase in depreciation on leased vehicles which is also passed through to clients. Avis has increased its airport market share during 2002 (See "Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001—Vehicle Services" for market share statistics through July 2002, the last period for which information is available).

Financial Services

        Adjusted EBITDA increased $115 million (44%) in nine months 2002 compared with nine months 2001, despite a $8 million (1%) decline in revenue. Adjusted EBITDA was favorably impacted by the outsourcing of our individual membership business (see "Trilegiant Transaction," below), in which a net decline of $72 million in membership-related revenues due to a lower membership base was more than offset by a net reduction in expenses. Marketing expenses were $70 million favorable in third quarter 2002 compared with third quarter 2001 substantially due to the absence of new member marketing costs in nine months 2002. In addition, membership operating expenses were approximately $58 million favorable due to cost savings from servicing fewer members. In connection with the Trilegiant Transaction, during the third quarter of last year, we incurred $41 million of transaction-related expenses, the absence of which in the current quarter contributed to the increase in Adjusted EBITDA.

        Jackson Hewitt generated incremental revenues of $78 million in nine months 2002. In January 2002, we acquired our largest tax preparation franchisee, Tax Services of America. TSA contributed incremental revenues of $42 million and Adjusted EBITDA of approximately $9 million to Jackson Hewitt's nine month results. Jackson Hewitt also generated incremental revenues of $31 million in nine months 2002 from various financial products. Additionally, on a comparable basis, including post acquisition intercompany royalties paid by TSA, Jackson Hewitt franchise royalties increased $13 million (29%). The increase in Jackson Hewitt royalties was driven by a 14% increase in tax return volume, and a 14% increase in the average price per return. Additional operating and overhead costs were incurred in nine months 2002 due to an expansion of Jackson Hewitt's infrastructure to support increased business activity and a reorganization and relocation of the Jackson Hewitt technology group.

        Our domestic insurance wholesale businesses generated $14 million less revenue in nine months 2002 compared with nine months 2001 from a lower profit share from insurance companies as a result of higher than expected claims. This was substantially offset by organic growth within our international insurance wholesale operations.

Corporate and Other

        Revenue and Adjusted EBITDA decreased $59 million and $26 million, respectively, in nine months 2002 compared with nine months 2001. In February 2001, we sold our real estate Internet portal and certain ancillary businesses, which collectively accounted for a quarter-over-quarter decline in revenues of $14 million and an improvement in Adjusted EBITDA of $8 million. In addition, revenues recognized from providing electronic reservation processing services to Avis prior to the acquisition of Avis resulted in a $14 million revenue decrease with no Adjusted EBITDA impact as Avis paid royalties but was billed for reservation services at cost. Revenues also included incremental inter-segment revenue eliminations in nine months 2002 due to increased intercompany business activities, principally resulting from acquisitions. Adjusted EBITDA also includes higher unallocated corporate overhead costs due to increased administrative expenses and infrastructure expansion to support company growth.

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

Financial Condition

	September 30, 2002	December 31, 2001	Change
Total assets exclusive of assets under management and mortgage programs	$19,556	$21,676	$(2,120)
Assets under management and mortgage programs	12,574	11,868	706
Total liabilities exclusive of liabilities under management and mortgage programs	$11,047	$15,207	$(4,160)
Liabilities under management and mortgage programs	11,571	10,894	677
Mandatorily redeemable preferred interest	375	375	—
Stockholders' equity	9,137	7,068	2,069

        Total assets exclusive of assets under management and mortgage programs decreased primarily due to (i) the application of $1.66 billion of prior payments made to the stockholder litigation settlement trust to extinguish a portion of our stockholder litigation settlement liability, (ii) the sale of $1.3 billion of NCP assets and (iii) a $1.7 billion reduction in cash (see "Liquidity and Capital Resources" below for a detailed discussion of such reduction). Such decreases were partially offset by (i) a $2.1 billion net increase in goodwill and franchise agreements resulting primarily from the acquisitions of NRT and Trendwest and (ii) the acquisition of a trademark valued at approximately $200 million related to our venture with Marriott.

        Assets under management and mortgage programs increased primarily due to (i) an increase of $520 million in vehicles used in our Avis business in order to meet seasonal demand, (ii) an increase of $471 million in timeshare receivables primarily resulting from the acquisitions of Trendwest and Equivest and (iii) an increase of $115 million in mortgage loans held for sale primarily due to timing differences arising between the origination and sales of such loans. Such increases were partially offset by the reduction of $219 million to our mortgage servicing rights asset (including the related hedge) due to valuation adjustments and related amortization, net of additions.

        Total liabilities exclusive of liabilities under management and mortgage programs decreased primarily due to (i) the $2.85 billion payment of our stockholder litigation settlement liability as described below, (ii) the repurchase of $517 million of our zero coupon senior convertible contingent notes, (iii) the $390 million repayment of our 3% convertible notes and (iv) the repurchase of $108 million of our 7 3/4% notes. On March 18, 2002, the Supreme Court denied all final petitions relating to our principal securities class action lawsuit. As of December 31, 2001, we had deposited cash totaling $1.41 billion to a trust established for the benefit of the plaintiffs in this lawsuit. In March 2002, we made an additional payment of $250 million to the trust. We completely funded all remaining obligations arising out of the principal securities class action lawsuit on May 24, 2002 with a final payment of approximately $1.2 billion to the trust. As of September 30, 2002, we had no remaining obligations relating to the principal securities class action lawsuit.

        Liabilities under management and mortgage programs increased primarily due to (i) the issuance during 2002 of $732 million of unsecured term notes and $211 million of commercial paper, (ii) a net issuance of $134 million in secured term notes and Preferred Membership Interests under the Chesapeake Funding program during 2002, (iii) a net increase of $465 million in secured term notes under the AESOP Funding program, (iv) an increase of $91 million in secured short-term borrowings to fund timeshare receivables related to our acquisition of Equivest Finance, Inc. in February 2002 and (v) $68 million of borrowings during 2002 to fund relocation receivables. Such increases were partially offset by (i) the repayment of $750 million of outstanding borrowings under revolving credit facilities and (ii) a decrease of $270 million in secured short-term mortgage borrowings primarily due to lower mortgage warehousing needs.

        Stockholders' equity increased primarily due to (i) $834 million of income from continuing operations generated during the nine months ended September 30, 2002, (ii) the issuance of $916 million (47.4 million shares) in CD common stock in connection with the Trendwest acquisition, (iii) the issuance of $216 million (11.5 million shares) in CD common stock in connection with the acquisition of NRT, (iv) $99 million relating to the Company's venture with Marriott International, Inc. and (v) $95 million related to the exercise of employee stock options. Such increases were partially offset by our repurchase of $207 million (12.8 million shares) in CD common stock.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash on hand, our ability to generate cash through operations and financing activities, as well as available credit and securitization facilities.

Cash Flows

        At September 30, 2002, we had $205 million of cash on hand, a decrease of approximately $1.7 billion from approximately $1.9 billion at December 31, 2001 reflecting management's efforts to apply our cash balances to reduce outstanding indebtedness and liabilities.

        The following table summarizes such decrease:

	Nine Months Ended September 30,
	2002		2001	Change
Cash provided by (used in):
Operating activities	$431	(a)	$2,152	$(1,721)
Investing activities	(1,059)	(b)	(4,826)	3,767
Financing activities	(1,195)		4,870	(6,065)
Effects of exchange rate changes on cash and cash equivalents	12		4	8
Cash provided by discontinued operations	74		80	(6)

Net change in cash and cash equivalents	$(1,737)		$2,280	$(4,017)

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

        During the nine months ended September 30, 2002, we generated approximately $1.7 billion less cash from operating activities primarily due to (i) $1.41 billion of cash payments made in prior periods to the stockholder litigation settlement trust that were used during first quarter 2002 to extinguish a portion of the stockholder litigation settlement liability and (ii) $1.44 billion of payments made in first and second quarters 2002 to pay off the remaining balance of the stockholder litigation settlement liability. Partially offsetting these uses were greater operating cash flows generated by our Avis car rental and mortgage businesses.

        Also, during the nine months ended September 30, 2002, we made cash payments of $29 million and $7 million for personnel related and facility related costs, respectively, resulting from the restructuring charge we recorded in fourth quarter 2001 as a result of changes in business and consumer behavior following the September 11, 2001 terrorist attacks. Such liability approximated $42 million as of September 30, 2002. As of September 30, 2002, the initiatives committed to by management in this restructuring plan were substantially completed.

        During the nine months ended September 30, 2002, we used approximately $3.8 billion less cash in investing activities primarily due to (i) the proceeds of $1.41 billion of prior payments made to the stockholder litigation settlement trust that were used to extinguish a portion of our stockholder litigation settlement liability, (ii) the proceeds of $1.2 billion from the sale of NCP and (iii) a reduction of $902 million in cash used for acquisitions. Partially offsetting the cash used in investing activities was additional cash used to acquire vehicles for our car rental and fleet management operations.

        Capital expenditures during the nine months ended September 30, 2002 amounted to $235 million and were utilized to support operational growth, enhance marketing opportunities and develop operating efficiencies through technological improvements. We continue to anticipate aggregate capital expenditure investments during 2002 of approximately $360 million.

        During the nine months ended September 30, 2002, we used approximately $1.2 billion of cash in financing activities as compared to generating approximately $4.9 billion of cash during the nine months ended September 30, 2001. Reflected in the cash we used during the nine months ended September 30, 2002 are (i) repayments of outstanding borrowings of $750 million under revolving credit facilities, (ii) debt redemptions of $670 million and (iii) stock repurchases of $207 million. We anticipate using cash on hand and operating cash flow generated during the year to continue to reduce our outstanding indebtedness and also to continue to repurchase CD common stock. As of September 30, 2002, we had approximately $255 million of remaining availability under our board-authorized CD common stock repurchase programs (including the additional $200 million approved by our Board of Directors on October 16, 2002).

Available Credit and Securitization Facilities

        At September 30, 2002, we had approximately $5.0 billion of available funding arrangements and credit facilities (including availability of approximately $2.0 billion at the corporate level and approximately $3.0 billion available for use in our management and mortgage programs).

        As of September 30, 2002, the credit facilities at the corporate level consisted of:

	Total Capacity	Letters of Credit Issued	Available Capacity
Maturing in August 2003	$1,250	$229	$1,021
Maturing in February 2004	1,150	214	936

	$2,400	$443	$1,957

        Under the terms of our $1.25 billion facility, the revolving line was reduced by $500 million from its previous capacity of $1.75 billion in August 2002. However, the availability under this facility increased during 2002 primarily as a result of our paying off the entire stockholder litigation settlement liability and thereby reducing the letters of credit issued under the facility.

        As of September 30, 2002, available funding arrangements and credit facilities related to our management and mortgage programs consisted of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements
AESOP Funding	$4,801	$4,111	$690
Chesapeake Funding (formerly Greyhound Funding)	3,427	3,067	360
Mortgage warehouse facilities(a)	690	326	364

	8,918	7,504	1,414

Credit Facilities
Maturing in November 2002	125	—	125
Maturing in February 2004	750	—	750
Maturing in February 2005	750	—	750

	1,625	—	1,625

	$10,543	$7,504	$3,039

(a)
Our mortgage business maintains facilities with a total capacity of $600 million, outstanding borrowings of $244 million and available capacity of $356 million. Our real estate brokerage business maintains facilities with a total capacity of $90 million, outstanding borrowings of $82 million and available capacity of $8 million.

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

        During the third quarter of 2002, we formed Sierra Receivables Funding Company LLC, a special purpose entity, in connection with the establishment of a securitization facility, which replaced certain other timeshare receivable securitization facilities utilized by our Fairfield and Trendwest subsidiaries. At September 30, 2002, the maximum funding capacity through this special purpose entity is $550 million and the available capacity is $173 million. At September 30, 2002, we were servicing $442 million of timeshare receivables transferred to this special purpose entity. We were also servicing $163 million of Fairfield timeshare receivables and $574 million of Trendwest timeshare receivables sold to other special purpose entities as of September 30, 2002.

        Additionally, PHH was servicing $581 million of relocation receivables sold to a special purpose entity. The maximum funding capacity through the special purpose entity used to securitize relocation receivables is $600 million and, as of September 30, 2002, available capacity through this special purpose entity was $120 million.

        PHH was also servicing approximately $2.0 billion of mortgage loans sold to a special purpose entity as of September 30, 2002. In addition to the mortgage loans sold to the special purpose entity, as of September 30, 2002, PHH was servicing $108 billion of residential first mortgage loans. The maximum funding capacity through this special purpose entity is $3.2 billion and, as of September 30, 2002, we had available capacity of approximately $1.2 billion. In addition to the capacity through the special purpose entity, PHH has the capacity to securitize approximately $1.4 billion of mortgage loans under a subsidiary's registration statement. The sale of mortgage loans into the secondary market is customary practice in the mortgage industry.

Financial Obligations

        At September 30, 2002, we had approximately $17.0 billion of indebtedness (including corporate indebtedness of $6.1 billion, debt related to our management and mortgage programs of $10.6 billion and our mandatorily redeemable interest of $375 million). Our net debt (excluding the Upper DECS and debt related to our management and mortgage programs and net of cash and cash equivalents) to total capital (including net debt and the Upper DECS) ratio was 35% and 37% as of September 30, 2002 and December 31, 2001, respectively, and the ratio of Adjusted EBITDA to net non-program related interest expense was 11 to 1 and 9 to 1 for the nine months ended September 30, 2002 and 2001, respectively.

        Corporate indebtedness, excluding the Upper DECS of $863 million, consisted of:

	Earliest Redemption Date	Final Maturity Date	September 30, 2002	December 31, 2001	Change
7 3/4% notes	December 2003	December 2003	$1,042	$1,150	$(108)
6.875% notes	August 2006	August 2006	850	850	—
11% senior subordinated notes	May 2009	May 2009	554	584	(30)
3 7/8% convertible senior debentures	November 2004	November 2011	1,200	1,200	—
Zero coupon senior convertible contingent notes	February 2004	February 2021	417	920	(503)
Zero coupon convertible debentures	May 2003	May 2021	1,000	1,000	—
3% convertible subordinated notes	February 2002	February 2002	—	390	(390)
Net hedging gains(*)			95	11	84
Other			51	27	24

Total corporate debt, excluding Upper DECS			$5,209	$6,132	$(923)

(*)
Represents derivative gains resulting from fair value hedges, of which $56 million had been realized as of September 30, 2002 and will be amortized by us as an offset to interest expense.

        Our corporate indebtedness decreased $923 million primarily due to the (i) redemption of our 3% convertible subordinated notes for $390 million, (ii) repurchase of $517 million of our zero coupon senior convertible contingent notes with a face value of approximately $821 million, (iii) repurchase of $108 million of our 7 3/4% notes and (iv) repurchase of $10 million of our 11% senior subordinated notes. In connection with the repurchase of our zero coupon, 7 3/4% and 11% senior subordinated notes, we recorded extraordinary losses of $43 million ($30 million after tax) during the nine months ended September 30, 2002.

        Additionally, during October 2002, we repurchased (i) $18 million of our 11% senior subordinated notes with a face value of $16 million for $17 million in cash; (ii) $35 million of our zero coupon convertible debentures with a face value of $35 million for $34 million in cash and (iii) $76 million of our 7 3/4% notes with a face value of $76 million for $77 million.

        On May 2, 2002, we amended certain terms of our zero coupon convertible debentures. In connection with these amendments, (i) we will make cash interest payments of 3% per annum, beginning May 5, 2002 and continuing through May 4, 2003, to the holders of the debentures on a semi-annual basis and (ii) the holders were granted an additional option to put the debentures to us on May 4, 2003. Holders had the right to require us to redeem their zero coupon convertible debentures on May 4, 2002. On such date, virtually all holders declined to exercise this put option and retained their debentures.

        Debt related to our management and mortgage programs consisted of:

	September 30, 2002	December 31, 2001	Change
Secured Borrowings
Term notes	$6,772	$6,237	$535
Short-term borrowings	617	582	35
Commercial paper	—	120	(120)
Other	359	295	64

Total secured borrowings	7,748	7,234	514

Unsecured Borrowings
Medium-term notes	1,401	679	722
Short-term borrowings	253	983	(730)
Commercial paper	1,128	917	211
Other	27	31	(4)

Total unsecured borrowings	2,809	2,610	199

	$10,557	$9,844	$713

        Our debt related to management and mortgage programs increased $713 million primarily due to (i) net issuance of $134 million in secured term notes and preferred membership interests under the Chesapeake Funding program, (ii) a net increase of $465 million in secured term notes under the AESOP Funding program, (iii) an increase of $91 million in secured short-term borrowings to fund timeshare receivables related to our acquisition of Equivest Finance, Inc. in February 2002, (iv) $68 million of borrowings to fund relocation receivables and (v) the issuance during 2002 of $732 million of unsecured term notes bearing interest and $211 million of commercial paper. Such increases were partially offset by (i) a decrease of $270 million in secured short-term mortgage borrowings primarily due to lower mortgage warehousing needs and (ii) the repayment of $750 million of outstanding borrowings under revolving credit facilities.

        We also currently have $3.0 billion of availability for public debt or equity issuances under a shelf registration statement at the corporate level and $2.1 billion of availability for public debt issuances under shelf registration statements at the PHH level.

Liquidity Risk

        Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate, as our ability to generate cash flows from operating activities may be reduced due to those unfavorable conditions. Additionally, our liquidity as it relates to both management and mortgage programs could be adversely affected by deterioration in the performance of the underlying assets of such programs. Access to the principal financing program for our car rental subsidiary may also be impaired should General Motors Corporation not be able to honor its obligations to repurchase a substantial number of our vehicles. Our liquidity as it relates to mortgage programs is highly dependent on the secondary markets for mortgage loans. Access to certain of our securitization facilities and our ability to act as servicer thereto also may be limited in the event that our or PHH's credit ratings are downgraded below investment grade and, in certain circumstances, where we or PHH fail to meet certain financial ratios. However, we do not believe that our or PHH's credit ratings are likely to fall below such thresholds. Additionally, we monitor the maintenance of these financial ratios and, as of September 30, 2002, we were in compliance with all covenants under these facilities.

        Currently our credit ratings are as follows:

	Moody's Investor Service	Standard & Poor's	Fitch Ratings
Cendant
Senior unsecured debt	Baa1	BBB	BBB+
Subordinated debt	Baa2	BBB-	BBB
PHH
Senior debt	Baa1	BBB+	BBB+
Short-term debt	P-2	A-2	F2

        A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

Stock-Based Compensation

        During third quarter 2002, our Board of Directors accelerated the vesting of certain options previously granted with exercise prices greater than or equal to $15.1875. Our senior executive officers were not eligible for this modification. In connection with such action, approximately 43 million options, substantially all of which were scheduled to become exercisable by January 2004, became exercisable as of August 27, 2002. In addition, the post-employment exercise period for the modified options was reduced from one year to thirty days. However, if the employee remains employed by us through the date on which the option was originally scheduled to become vested, the post-employment exercise period will be one year. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," we currently measure our stock-based compensation using the intrinsic value approach under APB Opinion No. 25. Accordingly, we do not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying CD common stock on the grant date. We comply with the provision of SFAS No. 123 by providing pro forma disclosures of net income and related per share data giving consideration to the fair value method provisions of SFAS No. 123. In accordance with the provisions of the FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)," there is no charge associated with the August 27, 2002 modification since none of the modified options had intrinsic value because the market price of the underlying CD common stock on August 27, 2002 was less than the exercise price of the modified options.

        On January 1, 2003, we plan to adopt the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the Financial Accounting Standards Board ("FASB") to be the preferable accounting method for stock-based employee compensation. Subsequent to the adoption of the fair value method provisions of SFAS No. 123, we will expense all future employee stock options (and similar awards) over the vesting period based on the fair value of the award on the date of grant. We do not expect our results of operations to be impacted in the current year from this prospective change in accounting policy based on the current accounting guidance related to this adoption, which is currently under review by the FASB.

        The impact of recording compensation expense at fair value in prior periods has been included in the pro forma disclosures, as required by SFAS No. 123 provided in our Annual Report on Form 10-K/A filed on November 4, 2002. Prior period compensation expense is not necessarily indicative of future compensation expense that would be recorded by us upon our adoption of the fair value method provisions of SFAS No. 123. Future expense may vary based upon factors such as the number of options granted by us and the then-current fair market value of such options.

Affiliated Entities

        We maintain certain relationships with affiliated entities principally to support our business model of growing earnings and cash flow with minimal asset risk. We do not have the ability to control the operating and financial policies of these entities and, accordingly, do not consolidate these entities in our results of operations or financial position. Certain of our officers serve on the Board of Directors of these entities, but in no instances do they constitute a majority of the Board, nor do they receive any economic benefits therefrom.

        Trip Network, Inc.    During October 2001, we entered into lease and licensing agreements, a travel services agreement and a global distribution services subscriber agreement with Trip Network, Inc. During the three and nine months ended September 30, 2002, revenues recognized by us in connection with these agreements totaled $2 million and $8 million, respectively. We also incurred related expenses of $2 million and $6 million, respectively, in connection with these agreements.

        At September 30, 2002, our preferred equity interest in Trip Network approximated $17 million. During the three and nine months ended September 30, 2002, we did not record any dividend income relating to our preferred equity interest in Trip Network.

        FFD Development Company, LLC.    FFD Development Company, LLC. was created by Fairfield prior to our acquisition of Fairfield in April 2001 for the purpose of acquiring real estate for the development of vacation ownership units that are sold to Fairfield upon completion. During the nine months ended September 30, 2002, we purchased $62 million of timeshare interval inventory and land from FFD, bringing the total cumulative amount purchased to $102 million as of September 30, 2002. As of September 30, 2002, we are obligated to purchase an additional $243 million of timeshare interval inventory and land from FFD, approximately $140 million of which is estimated to be payable within the next 12 months. As is customary in "build to suit" agreements, when we contract with FFD for the development of a property, we issue a letter of credit for up to 20% of our purchase price for such property. Drawing under all such letters of credit will only be permitted if we fail to meet our obligation under any purchase commitment. As of September 30, 2002, Cendant had approximately $39 million of such letters of credit outstanding. We are not obligated or contingently liable for any debt incurred by FFD.

        At September 30, 2002, our preferred equity interest in FFD approximated $68 million. During the three months ended September 30, 2002 and 2001, we recorded non-cash dividend income of $3 million relating to our preferred equity interest in FFD. During the nine months ended September 30, 2002 and 2001, we recorded non-cash dividend income of $9 million and $3 million and $4 million, respectively, relating to our preferred equity interest in FFD. Such amounts were paid-in-kind.

        Trilegiant Corporation.    On July 2, 2001, we entered into an agreement with Trilegiant Corporation to outsource our individual membership and loyalty businesses to Trilegiant. During the three and nine months ended September 30, 2002 and 2001, we paid Trilegiant $147 million and $43 million, respectively, in connection with services provided under this agreement. During the nine months ended September 30, 2002 and 2001, Trilegiant collected $211 million and $100 million, respectively, of cash on our behalf in connection with membership renewals. Additionally, as of September 30, 2002, Trilegiant owed us an additional $6 million in connection with membership renewals. During the three and nine months ended September 30, 2002, we recognized $3 million of royalty revenues related to Trilegiant's members.

        Trilegiant is also licensing and/or leasing from us the assets of our individual membership business. In connection with the licensing and leasing arrangements, Trilegiant paid us $15 million and $3 million, respectively, in cash during the nine months ended September 30, 2002 and 2001 and owed us an additional $4 million as of September 30, 2002.

        During the three and nine months ended September 30, 2002, we expensed $2 million and $14 million, respectively, related to the marketing advance we made to Trilegiant in 2001. During the three and nine months ended September 30, 2001, we expensed $10 million related to this advance. As of September 30, 2002, the remaining balance of the marketing advance approximated $53 million.

        At September 30, 2002, Trilegiant had an outstanding balance of $65 million due to us related to amounts drawn on the $75 million loan facility we have provided in connection with a specific marketing agreement under which we expect to receive commissions. We will collect such amount as commissions are received by Trilegiant from the third party. We evaluate the collectibility of the note at the end of each reporting period. Additionally, through September 30, 2002, Trilegiant had not drawn on the $35 million revolving line of credit, which we provide at our discretion.

Recently Issued Accounting Pronouncements

        During April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria is met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, we expect to reclassify its extraordinary gains or losses on the extinguishments of debt to continuing operations. We will adopt these provisions on January 1, 2003.

        During June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for disposal activities initiated after December 31, 2002.

FORWARD-LOOKING STATEMENTS—RISK FACTORS

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

  •
  our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, including the acquisitions of The DeWolfe Companies, NRT Incorporated, Arvida Realty Services, Trendwest Resorts, Inc., Galileo International, Inc. and Cheap Tickets, Inc. and the pending acquisition of Budget Group, Inc., the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;

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

  •
  filing of bankruptcy by or the loss of business of any of our significant customers, including our airline customers; and

  •
  changes in laws and regulations, including changes in accounting standards and privacy policy regulation.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risks

        As previously discussed in our 2001 Annual Report on Form 10-K/A, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used September 30, 2002 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)
Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        On July 9, 2002, we entered into an agreement to settle shareholder derivative claims against several current and former officers and directors of Cendant. These actions, Deutch v. Silverman, et. al., No. 98-1998 (WHW) (D.N.J.) and Resnick v. Silverman, et. al., No. 18329 (NC) (Del. Ch.), arose out of the 1997 merger of HFS Incorporated and CUC International and are more fully described in our Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on November 4, 2002. The settlement provides for the payment to Cendant of $54 million, less such attorneys' fees and expenses as may be awarded by the Court, which are not expected to exceed $12 million, all of which will be provided through proceeds of insurance policies covering the defendants. The settlement is subject to approval of the U.S. District Court in New Jersey, and a hearing on the settlement was held on October 21, 2002.

Item 2. Changes in Securities and Use of Proceeds

        On July 18, 2002, pursuant to Section 4(2) of the Securities Act of 1933, as amended, we issued 646 shares to each of four of our non-employee directors in connection with such directors' compensation.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

        See Exhibit Index

(b) Reports on Form 8-K

        On July 18, 2002, we filed a current report on Form 8-K to report under Item 5 our second quarter 2002 financial results.

        On August 14, 2002, we filed a current report on Form 8-K to report under Item 9 the certification by our executives of our financial statements.

        On August 19, 2002, we filed a current report on Form 8-K to report under Item 9 that we have filed amendments to our Forms 10-K/A and 10-Q to remove certain non-financial disclosures to satisfy SEC certification requirements.

        On August 23, 2002, we filed a current report on Form 8-K to report under Item 5 the definitive agreement to acquire substantially all of the assets of Budget Group, Inc.

        On September 25, 2002, we filed a current report on Form 8-K to report under Item 5 that our earnings for third quarter 2002 would be reduced due to a non-cash provision for impairment of the carrying value of our mortgage servicing rights asset.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENDANT CORPORATION
/s/ KEVIN M. SHEEHAN Kevin M. Sheehan Senior Executive Vice President and Chief Financial Officer
/s/ TOBIA IPPOLITO Tobia Ippolito Executive Vice President and Chief Accounting Officer

Date: November 4, 2002

CERTIFICATIONS

I, Henry R. Silverman, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Cendant Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ HENRY R. SILVERMAN Chief Executive Officer

I, Kevin M. Sheehan, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Cendant Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ KEVIN M. SHEEHAN Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q/A for the quarterly period ended March 31, 2000, dated July 28, 2000).
10.1
Master Indenture and Servicing Agreement dated as of August 29, 2002 by and among Sierra Receivables Funding Company, LLC, as Issuer, Fairfield Acceptance Corporation-Nevada, as Master Servicer and Wachovia Bank, National Association, as Trustee and as Collateral Agent (incorporated by reference to Cendant Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on November 4, 2002).
10.2
Series 2002-1 Supplement to Master Indenture and Servicing Agreement dated as of August 29, 2002 among Sierra Receivables Funding Company, LLC, as Issuer, Fairfield Acceptance Corporation-Nevada, as Master Servicer and Wachovia Bank, National Association, as Trustee and as Collateral Agent (incorporated by reference to Cendant Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on November 4, 2002).
10.3
Master Loan Purchase Agreement dated as of August 29, 2002 among Fairfield Acceptance Corporation-Nevada, as Seller, Fairfield Resorts, Inc., as Co-Originator, Fairfield Myrtle Beach, Inc., as Co-Originator, each VB Subsidiary referred to therein, each VB Partnership referred to therein and Sierra Deposit Company, LLC, as Purchaser (incorporated by reference to Cendant Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on November 4, 2002).
10.4
Series 2002-1 Supplement dated as of August 29, 2002 to Master Loan Purchase Agreement dated as of August 29, 2002 among Fairfield Acceptance Corporation-Nevada, as Seller, Fairfield Resorts, Inc., as Co-Originator, Fairfield Myrtle Beach, Inc., as Co-Originator, each VB Subsidiary referred to therein, each VB Partnership referred to therein and Sierra Deposit Company, LLC, as Purchaser (incorporated by reference to Cendant Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on November 4, 2002).
10.5
Master Loan Purchase Agreement dated as of August 29, 2002 between Trendwest Resorts, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser (incorporated by reference to Cendant Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on November 4, 2002).
10.6
Series 2002-1 Supplement dated as of August 29, 2002 to Master Loan Purchase Agreement dated as of August 29, 2002 between Trendwest Resorts, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser (incorporated by reference to Cendant Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on November 4, 2002).
10.7
Master Loan Purchase Agreement dated as of August 29, 2002 between EFI Development Funding, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser (incorporated by reference to Cendant Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on November 4, 2002).
10.8
Series 2002-1 Supplement dated as of August 29, 2002 to Master Loan Purchase Agreement dated as of August 29, 2002 between EFI Development Funding, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser (incorporated by reference to Cendant Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on November 4, 2002).

10.9
Master Pool Purchase Agreement dated as of August 29, 2002 between Sierra Deposit Company, LLC, as Depositor and Sierra Receivables Funding Company, LLC, as Issuer (incorporated by reference to Cendant Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on November 4, 2002).
10.10
Series 2002-1 Supplement dated as of August 29, 2002 to Master Pool Purchase Agreement dated as of August 29, 2002 between Sierra Deposit Company, LLC, as Depositor and Sierra Receivables Funding Company, LLC, as Issuer (incorporated by reference to Cendant Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on November 4, 2002).
10.11
Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation and Cherokee Acquisition Corporation dated as of August 22, 2002 (incorporated by reference to Cendant Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on November 4, 2002).
10.12
First Amendment to Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation and Cherokee Acquisition Corporation dated as of September 10, 2002 (incorporated by reference to Cendant Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on November 4, 2002).
10.13
Amended and Extended Employment Agreement dated as of July 1, 2002 by and between Cendant Corporation and Henry R. Silverman (incorporated by reference to Cendant Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on November 4, 2002).
10.14
Series 2002-2 Supplement dated as of September 12, 2002 to the Amended and Restated Base Indenture dated as of July 30, 1997 among AESOP Funding II L.L.C., Avis Rent A Car System, Inc., JP Morgan Chase Bank, Certain CP Conduit Purchasers, Certain Funding Agents, Certain APA Banks and The Bank of New York, as trustee (incorporated by reference to Avis Group Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.
15	Letter Re: Unaudited Interim Financial Information.
99	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Cendant Corporation and Subsidiaries Index
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
Cendant Corporation and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF INCOME (In millions, except per share data)
Cendant Corporation and Subsidiaries CONSOLIDATED CONDENSED BALANCE SHEETS (In millions, except share data)
Cendant Corporation and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In millions)
Cendant Corporation and Subsidiaries NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in millions, except per share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative And Qualitative Disclosures About Market Risks
  Item 4. Controls and Procedures
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Exhibit Index