Form 10-K/A
period 2001-12-31
CENDANT CORP
filed 2002-12-19
CIK 723612

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

On November 22, 2002, we completed the purchase of substantially all of the assets of Budget Group, Inc, the third-largest general use car and truck rental company in the United States. The acquisition includes Budget operations and franchised locations in the Americas, Caribbean, Australia and New Zealand and rights to franchise and operate in Asia. The transaction does not include Budget Group's Europe, Middle East and Africa operations and franchises. The purchase price was $110 million in cash plus the payment of certain transaction related expenses and the assumption of certain contracts and trade payables. In connection with the purchase, we also assumed approximately $2.5 billion in non-recourse vehicle debt.

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

The preferred stock investment, which is convertible into approximately 80% of Trip Network's common stock on a fully diluted basis, is not convertible prior to March 31, 2003, except upon a change of control of Trip Network. Our current business plan contemplates the conversion of our preferred stock during the second quarter of 2003, at which time we would control and, therefore, consolidate Trip Network, as well as the pursuit of discussions with the trustees of the Hospitality Technology Trust to negotiate our acquisition of the common stock of Trip Network. The acquisition and related consolidation of Trip Network will not have a material impact on our results of operations or any trends related thereto. Subsequently, we contributed $85 million, including $45 million in cash and 1.5 million shares of Homestore common stock, then-valued at $34 million, to Trip Network to pursue the development of an online travel business for the benefit of certain of our current and future franchisees. Such amount was expensed during 2001. We also received warrants to purchase up to 28,250 shares of Trip Network's common stock, which are exercisable, at our option, upon the achievement of certain valuations beginning on March 31, 2003 or upon a change of control at Trip Network at an exercise price of $0.01 per share. This arrangement is consistent with our strategy of creating a single platform to research and develop Internet related products within an integrated business plan. Since we do not have the in-house expertise to develop new technology for Internet Web sites, we outsourced the development of certain Internet assets and Web-site features to Trip Network.

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

Our current business plan contemplates the conversion of our preferred interests during the first quarter of 2003, at which time we would consolidate FFD, as well as the pursuit of discussions with the trustees of the FFD Trust to negotiate our acquisition of the common interests of FFD.

The acquisition and related consolidation of FFD will not have a material impact on our results of operations or any trends related thereto.

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
James E. Buckman Vice Chairman and General Counsel Date: December 19, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY R. SILVERMAN (Henry R. Silverman)	Chairman of the Board, President, Chief Executive Officer and Director	December 19, 2002
/s/ JAMES E. BUCKMAN (James E. Buckman)	Vice Chairman, General Counsel and Director	December 19, 2002
/s/ STEPHEN P. HOLMES (Stephen P. Holmes)	Vice Chairman and Director	December 19, 2002
/s/ KEVIN M. SHEEHAN (Kevin M. Sheehan)	Senior Executive Vice President and Chief Financial Officer	December 19, 2002
/s/ TOBIA IPPOLITO (Tobia Ippolito)	Executive Vice President and Chief Accounting Officer	December 19, 2002
/s/ MYRA J. BIBLOWIT (Myra J. Biblowit)	Director	December 19, 2002
(The Honorable William S. Cohen)	Director	December 19, 2002
/s/ LEONARD S. COLEMAN (Leonard S. Coleman)	Director	December 19, 2002
/s/ MARTIN L. EDELMAN (Martin L. Edelman)	Director	December 19, 2002
(Dr. John C. Malone)	Director	December 19, 2002
/s/ CHERYL D. MILLS (Cheryl D. Mills)	Director	December 19, 2002

/s/ THE RT. HON. BRIAN MULRONEY, P.C., L.L.D. (The Rt. Hon. Brian Mulroney, P.C., L.L.D.)	Director	December 19, 2002
/s/ ROBERT E. NEDERLANDER (Robert E. Nederlander)	Director	December 19, 2002
(Robert W. Pittman)	Director	December 19, 2002
/s/ SHELI Z. ROSENBERG (Sheli Z. Rosenberg)	Director	December 19, 2002
/s/ ROBERT F. SMITH (Robert F. Smith)	Director	December 19, 2002

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

Date: December 19, 2002

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

Date: December 19, 2002

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

See Notes to Consolidated Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$1,942	$856
Receivables (net of allowance for doubtful accounts of $104 and $74)	1,313	746
Stockholder litigation settlement trust	1,410	—
Deferred income taxes	697	174
Assets of discontinued operations	1,310	1,401
Other current assets	1,045	756

Total current assets	7,717	3,933
Property and equipment, net	1,394	735
Stockholder litigation settlement trust	—	350
Deferred income taxes	897	1,191
Franchise agreements (net of accumulated amortization of $322 and $264)	1,656	1,462
Goodwill (net of accumulated amortization of $483 and $341)	7,234	2,524
Other intangibles, net	1,210	647
Other noncurrent assets	1,568	1,450

Total assets exclusive of assets under programs	21,676	12,292

Assets under management and mortgage programs:
Mortgage loans held for sale	1,244	879
Relocation receivables	292	329
Vehicle-related, net	8,073	—
Timeshare receivables	222	—
Mortgage servicing rights, net	2,037	1,653

	11,868	2,861

Total assets	$33,544	$15,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,468	$1,350
Current portion of long-term debt	401	—
Stockholder litigation settlement	2,850	—
Liabilities of discontinued operations	172	176
Deferred income	900	1,007

Total current liabilities	7,791	2,533
Long-term debt, excluding Upper DECS	5,731	1,948
Upper DECS	863	—
Stockholder litigation settlement	—	2,850
Deferred income	297	411
Other noncurrent liabilities	525	63

Total liabilities exclusive of liabilities under programs	15,207	7,805

Liabilities under management and mortgage programs:
Debt	9,844	2,040
Deferred income taxes	1,050	476

	10,894	2,516

Mandatorily redeemable preferred interest in a subsidiary	375	375

Mandatorily redeemable preferred securities issued by subsidiary holding solely senior debentures issued by the Company	—	1,683

Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	—	—
CD common stock, $.01 par value—authorized 2 billion shares; issued 1,166,492,626 and 914,655,918 shares	11	9
Move.com common stock, $.01 par value—authorized 500 million shares; issued and outstanding none and 2,181,586 shares; notional issued shares with respect to Cendant Group's retained interest 22,500,000	—	—
Additional paid-in capital	8,676	4,540
Retained earnings	2,412	2,027
Accumulated other comprehensive loss	(264)	(234)
CD treasury stock, at cost—188,784,284 and 178,949,432 shares	(3,767)	(3,568)

Total stockholders' equity	7,068	2,774

Total liabilities and stockholders' equity	$33,544	$15,153

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

  Additionally, as to the year ended December 31, 2001, the Company reclassified $126 million related to an income tax liability, which arose from the reorganization of the international operations of its Galileo subsidiary, from goodwill to deferred income taxes.

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

Amount
Cash consideration	$358
Issuance of CD common stock	1,482
Fair value of converted options	32
Transaction costs and expenses	36

Total purchase price	1,908
Less: Historical value of assets acquired in excess of liabilities assumed	253
Less: Fair value adjustments(*)	(345)

Excess purchase price over fair value of assets acquired and liabilities assumed	$2,000

(*)
Primarily represents (i) $153 million of costs associated with exiting activities, (ii) $79 million of fair value adjustments to liabilities assumed primarily related to pensions and unfavorable contracts, (iii) $53 million of net deferred tax liabilities for book-tax basis differences and pre-acquisition tax contingencies, (iv) $41 million related to the establishment of a liability to rebate revenues recorded by Galileo prior to the date of the Company's acquisition, (v) $17 million related to the allocation of the purchase price to identifiable intangible assets and (vi) $2 million of fair value adjustments to assets acquired. The establishment of the $41 million liability to rebate revenues recorded by Galileo prior to the date of the Company's acqusition was due to the events of September 11th, the increase in flight changes and cancellations for which Galileo received revenues and the demands from Galileo's vendors and subscribers for financial relief resulting therefrom. The events that gave rise to this liability were not as a result of any actions taken by the Company. Furthermore, the Company believes that had Galileo declined to make rebate payments after its acquisition by Cendant it would have faced legal exposure to its vendors and suppliers under various legal doctrines, including breach of contract, promissory estoppel and unjust enrichment. Accordingly, the Company believes that it had no discretion to avoid payments of rebates.

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

  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Total current assets	$293
Property and equipment, net	330
Intangible assets	444
Goodwill	2,000
Other noncurrent assets	301

Total assets acquired	3,368

Total current liabilities	741
Long-term debt	453
Other noncurrent liabilities	266

Total liabilities assumed	1,460

Net assets acquired	$1,908

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

8.    Income Taxes

  The income tax provision (benefit) consists of:

	Year Ended December 31,
	2001	2000	1999
Current
Federal	$48	$81	$306
State	21	19	9
Foreign	43	30	35

	112	130	350

Deferred
Federal	113	220	(748)
State	(5)	(9)	(24)
Foreign	—	—	—

	108	211	(772)

Provision (benefit) for income taxes	$220	$341	$(422)

  Pre-tax income (loss) for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2001	2000	1999
Domestic	$529	$896	$(793)
Foreign	134	97	125

Pre-tax income (loss)	$663	$993	$(668)

  Deferred income tax assets and liabilities are comprised of:

	December 31,
	2001	2000
Current deferred income tax assets
Stockholder litigation settlement	$536	$—
Unrealized loss on marketable securities	47	46
Accrued liabilities and deferred income	215	200
Provision for doubtful accounts	47	25
Acquisition and integration related liabilities	22	21

Current deferred income tax assets	867	292

Current deferred income tax liabilities
Insurance retention refund	20	20
Franchise acquisition costs	17	12
Prepaid expense	106	83
Other	27	3

Current deferred income tax liabilities	170	118

Current net deferred income tax asset	$697	$174

	December 31,
	2001	2000
Noncurrent deferred income tax assets
Stockholder litigation settlement	$—	$922
Net operating loss carryforwards	873	616
State net operating loss carryforwards	349	193
Capital loss carryforward	112	—
Acquisition and integration related liabilities	267	19
Accrued liabilities and deferred income	132	48
Other	52	23
Valuation allowance(a)	(378)	(161)

Noncurrent deferred income tax assets	1,407	1,660

Noncurrent deferred income tax liabilities
Depreciation and amortization	510	450
Other	—	19

Noncurrent deferred income tax liabilities	510	469

Noncurrent net deferred income tax asset	$897	$1,191

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

  Apollo's original investment in NRT consisted of a $20 million investment in NRT's common stock and a $54 million investment in NRT's preferred stock, which was subsequently redeemed in 1999. The shares of NRT's common stock held by Apollo are subject to the terms of a stockholders agreement which generally prohibits Apollo from transferring its shares to unaffiliated third parties without the Company's prior consent. In addition, the franchise agreements between the Company and NRT include as an event of default the acquisition by any person or group, other than the Company or Apollo, of 30% or more of NRT's outstanding common stock, unless the transfer is made in accordance with the terms of the stockholders agreement. The franchise agreements further provide that if the franchise agreements are terminated due to such an event of default, NRT would be required to pay the Company damages based on the Company's lost future royalties.

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

  In exchange for the contribution of timeshare inventory and cash, Fairfield received all of the common and preferred equity interests of FFD. Fairfield then contributed all the common equity interest to an independent trust and retained a convertible preferred equity interest, which is convertible at any time, and a warrant to purchase FFD's common equity. The warrant is not exercisable until April 2004, except upon the occurrence of specified events, including the Company's conversion of more than half of its preferred equity interests into common equity interests. In connection with the Company's acquisition of Fairfield in April 2001, the Company, through its Fairfield subsidiary, now owns the preferred equity interest and the warrant to purchase a common equity interest in FFD. The Company's preferred equity interest approximated $59 million at December 31, 2001. Although the Company determined it has effective control over FFD and, therefore, should consolidate FFD, the Company has accounted for its investment in FFD using the cost method. The difference between applying the cost method of accounting and consolidation is not material to the Company's consolidated results of operations, cash flows or financial position. The warrant is exercisable in whole or in increments of 25% upon payment in cash or in kind of an amount per percentage of common interest exercised, which is equal to the lower of 80% of the book value per common interest as of April 2, 2001 and 90% of the book value per common interest as of the warrant exercise date. During 2001, the Company recognized dividend income on its preferred interest of $6 million, which was paid-in-kind on a quarterly basis based upon an 18% annual return on its preferred equity interest in FFD. The dividend rate was agreed upon in FFD's amended operating agreement among Fairfield, FFD and the independent trust. Upon the conversion of such preferred equity interests, the Company would own the majority of FFD's common equity interest. Upon conversion of the preferred equity interests and the exercise of such warrant, the Company would own approximately 75% of FFD's common equity interests on a fully diluted basis. Pursuant to the operating agreement, Fairfield has the right to appoint three persons to the six person board of managers of FFD and the remaining three members are appointed by the FFD Trust. The Company is also now obligated to fulfill Fairfield's purchase commitments with FFD. However, under the development contracts with FFD, the Company is not obligated to purchase a resort property from FFD until construction is completed to the contractual specifications, a certificate of occupancy is delivered and clear title is obtained. Fairfield also leases office space to FFD and provides various services to FFD in exchange for a fee, including general management services, information and technology support and human resources administration. During 2001, the Company purchased $40 million of timeshare interval inventory and land from FFD and as of December 31, 2001, is obligated to purchase an additional $98 million. FFD is obligated to finance, plan, design and construct vacation ownership units according to Fairfields's specifications and deliver those units according to an agreed schedule at agreed purchase prices. The schedule and prices allow for FFD to charge cost plus an applicable mark-up which was 17.4% in 2001. Such fee arrangement is provided by in the operating agreement between Fairfield and FFD. Subsequent to December 31, 2001, as is customary in "build to suit" agreements, when the Company contracts with FFD for the development of a property, the Company will issue a letter of credit for up to 20% of its purchase price for such property. Drawing under all such letters of credit will only be permitted if the Company fails to meet its obligation under any purchase commitment. The Company is not obligated or contingently liable for any debt incurred by FFD.

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

* * * *

29.  Subsequent Events (unaudited)

  Acquisitions

  On November 22, 2002, the Company completed the purchase of substantially all of the assets of Budget Group, Inc. The purchase price was $110 million in cash plus the payment of certain transaction related expenses and the assumption of certain contracts and trade payables. In connection with the purchase, the Company also assumed approximately $2.5 billion in non-recourse vehicle debt.

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

  Revolving Credit Facilities

  On December 11, 2002, the Company entered into a $2.9 billion three-year revolving credit facility, which replaced $2.4 billion of credit facilities scheduled to expire in August 2003 and February 2004. The new credit facility represents a $500 million increase in the Company's credit lines and expires in December 2005.

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

  Stockholder Litigation

  On May 24, 2002, the Company funded the remaining balance of its stockholder litigation settlement liability with a cash payment of $1.2 billion.

* * * *

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q/A for the quarterly period ended March 31, 2000 dated July 28, 2000).
3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q/A for the quarterly period ended March 31, 2000 dated July 28, 2000).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
4.2	Indenture between the Company and The Bank of Nova Scotia Trust Company of New York, as Trustee dated February 24, 1998.*
4.3	Form of 7 3/4% Global Note (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 4, 1998).
4.4	Form of 6.875% Note due 2006 (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed on November 2, 2001).
4.5	Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.0 to PHH Corporation's Current Report on Form 8-K dated December 12, 2000).
4.6	Supplemental Indenture No. 1 dated November 6, 2000 to the Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report on Form 8-K dated December 12, 2000).
4.7(a)	Supplemental Indenture No. 2 dated January 30, 2001 to the Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the 8 1/8% Notes were issued) (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report on Form 8-K dated February 8, 2001).
4.7(b)	Supplemental Indenture No. 3 dated as of May 30, 2002 to the Senior Debt Securities Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, as Trustee (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report Form 8-K dated June 4, 2002).
4.7(c)	Form of the 8 1/8% Notes due 2003 of PHH Corporation (Incorporated by reference to Exhibit 4.4 to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
4.8	Indenture dated February 13, 2001 between the Company and The Bank of New York, as Trustee (pursuant to which Zero Coupon Senior Convertible Contingent Debt Securities (the "CODES") due 2021 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 20, 2001).
4.9	Supplemental Indenture No. 1 dated June 13, 2001 to the Indenture dated February 13, 2001 between Cendant Corporation and The Bank of New York, as Trustee (pursuant to which the CODES due 2021 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 13, 2001).
4.10	Form of Zero Coupon Senior Convertible Contingent Debt Securities due 2021 (included in Exhibit 4.8).
4.11	Resale Registration Rights Agreement between Cendant Corporation and Goldman, Sachs & Co. dated as of May 4, 2001 (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on July 20, 2001).

4.12	Purchase Agreement (including as Exhibit A the form of the Warrant for the Purchase of Shares of Common Stock), dated December 15, 1999, between Cendant Corporation and Liberty Media Corporation (Incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 filed on February 4, 2000).
4.13	Resale Registration Rights Agreement dated as of February 13, 2001 between the Company and Lehman Brothers Inc. (Incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
4.14(a)	Indenture dated May 4, 2001 between the Company and The Bank of New York, as Trustee (pursuant to which the Zero Coupon Convertible Debentures due 2021 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 10, 2001).
4.14(b)	First Supplemental Indenture, dated as of May 1, 2002, to the Indenture dated as of May 4, 2001 between Cendant Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated May 1, 2002).
4.15	Form of 11% Senior Subordinated Notes due 2009 of Avis Group Holdings. (Included in Exhibit 4.20(a)).
4.16	Fourth Supplemental Indenture, dated as of July 27, 2001, to the Indenture dated February 24, 1998, between Cendant Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee (pursuant to which the Senior Notes (making up a portion of the Upper Decs) were issued) (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 1, 2001).
4.17	Indenture dated as of November 27, 2001 between Cendant Corporation and the Bank of Nova Scotia Trust Company of New York, as trustee (pursuant to which the 3 7/8% Convertible Senior Debentures Due 2011 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed December 6, 2001).
4.18	Form of 3 7/8% Convertible Senior Debenture due 2011 (included in Exhibit 4.17).
4.19	Registration Rights Agreement dated as of November 27, 2001 between Cendant Corporation and J. P. Morgan Securities (relating to the 3 7/8% Convertible Senior Debentures Due 2011) (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on February 25, 2002).
4.20(a)	Indenture, dated as of June 30, 1999, among Avis Group Holdings, Inc., the Subsidiary Guarantors and the Bank of New York (Incorporated by reference to Avis Group Holdings, Inc.'s Registration Statement on Form S-4 filed August 31, 1999).
4.20(b)	Supplemental Indenture dated as of April 2, 2001 to the Indenture dated June 30, 1999, among Avis Group Holdings, Inc., the Subsidiary Guarantors and The Bank of New York, as trustee (pursuant to which the 11% Senior Subordinated Notes due 2009 were issued) (Incorporated by reference to Avis Group Holdings, Inc.'s current report on form 8-K filed on April 13, 2001).
4.21	Forward Purchase Contract Agreement, dated as of July 27, 2001, between Cendant Corporation and Bank One Trust Company, National Association, as Forward Purchase Contract Agent (relating to the Upper Decs) (Incorporated in reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on August 1, 2001).
4.22	Form of Upper Decs Certificate (included in Exhibit 4.21).
4.23	Form of Stripped Upper Decs Certificate (included in Exhibit 4.21).
4.24	Form of Senior Notes (included in Exhibit 4.16).
4.25	Pledge Agreement, dated as of July 27, 2001, among Cendant Corporation, The Chase Manhattan Bank, as Collateral Agent, and Bank One Trust Company, National Association, as Forward Purchase Contract Agent (relating to the Upper Decs) (Incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on August 1, 2001).

4.26	Exchange and Registration Rights Agreement, dated August 13, 2001, between Cendant Corporation and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Credit Lyonnais Securities (USA) Inc., The Royal Bank of Scotland Plc, Scotia Capital (USA) Inc., The Williams Capital Group, L.P. and Tokyo-Mitsubishi International Plc (relating to the 6.875% Notes Due 2006) (Incorporated by reference to Exhibit 4.3 the Company's Registration Statement on Form S-4 filed on November 2, 2001).
4.27	PHH Corporation $443 million Note Purchase Agreement dated as of May 3, 2002 (incorporated by reference to Exhibit 4.1 of PHH Corporation's Form 10-Q dated August 14, 2002).
10.1(a)	Agreement with Henry R. Silverman, dated June 30, 1996 and as amended through December 17, 1997 (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-34517 dated August 28, 1997).
10.1(b)	Amendment to Agreement with Henry R. Silverman, dated December 31, 1998 (Incorporated by reference to Exhibit 10.1(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.1(c)	Amendment to Agreement with Henry R. Silverman, dated August 2, 1999 (Incorporated by reference to Exhibit 10.1(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.1(d)	Amendment to Agreement with Henry R. Silverman, dated May 15, 2000 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000).
10.2(a)	Agreement with Stephen P. Holmes, dated September 12, 1997 (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-34517 dated August 28, 1997).
10.2(b)	Amendment to Agreement with Stephen P. Holmes, dated January 11, 1999 (Incorporated by reference to Exhibit 10.2(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.2(c)	Amendment to Agreement with Stephen P. Holmes dated January 3, 2001.*
10.3(a)	Agreement with James E. Buckman, dated September 12, 1997 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4, Registration No. 333-34517 dated August 28, 1997).
10.3(b)	Amendment to Agreement with James E. Buckman, dated January 11, 1999 (Incorporated by reference to Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.3(c)	Amendment to Agreement with James E. Buckman, dated January 3, 2001.*
10.4	Employment Agreement with Richard A. Smith, dated June 2, 2001.*
10.5	Second Amended and Restated Employment Agreement with John W. Chidsey, dated January 2, 2002.*
10.6	Agreement with Samuel L. Katz, amended and restated June 5, 2000 (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.6(a)	Consulting Agreement with Martin L. Edelman, dated March 21, 2001 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001, dated May 11, 2001).
10.6(b)	Employment Agreement with Kevin M. Sheehan, dated March 1, 2001 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on From 10-Q for the period ended March 31, 2001, dated May 11, 2001.)
10.7(a)	1987 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.16 to the Company's Form 10-Q for the period ended October 31, 1996).

10.7(b)	Amendment to 1987 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.8	1990 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1996).
10.9	1992 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1996).
10.10	1994 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1996).
10.11(a)	1997 Stock Option Plan (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 1997).
10.11(b)	Amendment to 1997 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.11(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.12(a)	1997 Stock Incentive Plan (Incorporated by reference to Appendix E to the Joint Proxy Statement/ Prospectus included as part of the Company's Registration Statement on Form S-4, Registration No. 333-34517 dated August 28, 1997).
10.12(b)	Amendment to 1997 Stock Incentive Plan dated March 27, 2000 (Incorporated by reference to Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.12(c)	Amendment to 1997 Stock Incentive Plan dated March 28, 2000 (Incorporated by reference to Exhibit 10.12(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.12(d)	Amendment to 1997 Stock Incentive Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.12(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.13(a)	HFS Incorporated's Amended and Restated 1993 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to HFS Incorporated's Registration Statement on Form S-8, Registration No. 33-83956).
10.13(b)	First Amendment to the Amended and Restated 1993 Stock Option Plan dated May 5, 1995 (Incorporated by reference to Exhibit 4.1 to HFS Incorporated's Registration Statement on Form S-8, Registration No. 33-094756).
10.13(c)	Second Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(b) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).
10.13(d)	Third Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(c) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).
10.13(e)	Fourth Amendment to the Amended and Restated 1993 Stock Option Plan dated May 20, 1996 (Incorporated by reference to Exhibit 4.5 to HFS Incorporated's Registration Statement on Form S-8, Registration No. 333-06733).
10.13(f)	Fifth Amendment to the Amended and Restated 1993 Stock Option Plan dated July 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).
10.13(g)	Sixth Amendment to the Amended and Restated 1993 Stock Option Plan dated September 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).
10.13(h)	Seventh Amendment to the Amended and Restated 1993 Stock Option Plan dated as of April 30, 1997 (Incorporated by reference to Exhibit 10.17(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.13(i)	Eighth Amendment to the Amended and Restated 1993 Stock Option Plan dated as of May 27, 1997 (Incorporated by reference to Exhibit 10.17(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
10.14	HFS Incorporated's 1992 Incentive Stock Option Plan and Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.6 to HFS Incorporated's Registration Statement on Form S-1, Registration No. 33-51422).
10.15	1992 Employee Stock Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-45183, dated January 29, 1998).
10.16	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.17	Cendant Corporation Move.com Group 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.18	$1,150,000,000 Amended and Restated Credit Agreement dated as of October 5, 2001 among Cendant Corporation, the lenders referred to therein and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 15, 2001).
10.19(a)	$1,750,000,000 Three Year Competitive Advance and Revolving Credit Agreement dated as of August 29, 2000 among the Company, the lenders parties thereto, and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.23(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.19(b)	Amendment to the Three Year Competitive Advance and Revolving Credit Agreement, dated as of February 22, 2001, among the Company, the lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.23(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.19(c)	Second Amendment dated October 5, 2001 to the Three Year Competitive Advance and Revolving Credit Agreement, dated as of August 29, 2000, among the Company, the lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent.*
10.20	Two-Year Competitive Advance and Revolving Credit Agreement dated March 4, 1997, as amended and restated through February 21, 2002, among PHH Corporation, the lenders parties thereto, and The Chase Manhattan Bank, as Administrative Agent. (Incorporated by reference to PHH Corporation's Current Report on Form 8-K filed on February 21, 2002).
10.21(a)	Five-year Competitive Advance and Revolving Credit Agreement dated March 4, 1997 as amended and restated through February 28, 2000, among PHH Corporation, the Lenders and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.24(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.21(b)	Amendment to the Five Year Competitive Advance and Revolving Credit Agreement, dated as of February 22, 2001, among PHH Corporation, the financial institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.25(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.21(c)	Amendment to the Five Year Competitive Advance and Revolving Credit Agreement, dated as of February 21, 2002, among PHH Corporation, the financial institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).

10.22	Agreement and Plan of Merger by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp. and Avis Group Holdings, Inc., dated as of November 11, 2000 (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 filed on November 14, 2000).
10.23	The Company's 1999 Non-Employee Directors Deferred Compensation Plan (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.24	Agreement and Plan of Merger, dated as of June 15, 2001 among the Company, Galaxy Acquisition Corp. and Galileo International, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 15, 2001).
10.25	Remarketing Agreement, dated as of July 27, 2001, among Cendant Corporation, Bank One Trust Company, National Association as Forward Purchase Contract Agent, and Salomon Smith Barney Inc., as Remarketing Agent (relating to the Upper Decs) (Incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on August 1, 2001).
10.26	Agreement and Plan of Merger by and among Cendant Corporation, Diamondhead Corporation and CheapTickets, Inc. dated August 13, 2001 (Incorporated by reference to Exhibit 99(D)(6) of the Company's Schedule TO filed on August 24, 2001).
10.27	Agreement and Plan of Merger by and among Cendant Corporation, Grand Slam Acquisition Corp. and Fairfield Communities, Inc. dated as of November 1, 2000 (Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 filed November 14, 2000).
10.28	Outsourcing Agreement by and among Cendant Corporation, Cendant Membership Services Holdings Subsidiary, Inc., Cendant Membership Services, Inc. and Trilegiant Corporation dated as of July 2, 2001 (Incorporated by reference to the Company's Current Report on Form 8-K filed on July 10, 2001).
10.29	Series 1997-2 Supplement, dated as of July 30, 1997, between AESOP Funding II L.L.C. and The Bank of New York, as Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Bank of New York. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).
10.30	Amendment No.1, dated as of November 19, 1999, to the Series 1997-2 Supplement, between AESOP Funding II L.L.C. and The Bank of New York, as Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.31	Amendment No.2, dated as of June 21, 2001, to the Series 1997-2 Supplement, between AESOP Funding II L.L.C. and The Bank of New York, as Trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and the Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.32	Loan Agreement, dated as of July 30, 1997, between AESOP Leasing Corp. II, as borrower, AESOP Leasing Corp., as permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).
10.33	Master Motor Vehicle Finance Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing L.P., as lessor, Avis Rent A Car System, Inc., as lessee, individually and as the administrator, and Avis Rent A Car, Inc., as guarantor. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).

10.34	Master Motor Vehicle Operating Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing Corp. II, as lessor, Avis Rent A Car System, Inc., individually and as the administrator, certain Eligible Rental Car Companies, as lessees, and the Avis Rent A Car, Inc., as guarantor. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).
10.35	Supplemental Indenture No. 1, dated as of July 31, 1998, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and the Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.36	Amendment No. 1, dated as of July 31, 1998, to Loan Agreement, dated as of July 30, 1997 between AESOP Leasing L.P., as borrower, and AESOP Funding II L.L.C., as lender. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.37	Amended and Restated Loan Agreement, dated as of September 15, 1998, among AESOP Leasing L.P., as borrower, PV Holding Corp., as a permitted nominee of the borrower, Quartz Fleet Management, Inc., as a permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.38	Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of September 15, 1998, among AESOP Leasing L.P., as lessor, Avis Rent A Car System, Inc., individually and as Administrator, certain Eligible Rental Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.39	Supplemental Indenture No. 2, dated as of September 15, 1998, to Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and the Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.40	Amended and Restated Administration Agreement, dated as of September 15, 1998, AESOP Funding II L.L.C., AESOP Leasing L.P., AESOP Leasing Corp. II, Avis Rent A Car System, Inc., as Administrator and The Bank of New York, as Trustee. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.41	The Amended and Restated Series 1997-1 Supplement, dated as of June 29, 2001, between AESOP Funding II L.L.C. and The Bank of New York, as trustee, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.42	The Amended and Restated Series 1998-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 1998-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.43	The Amended and Restated Series 1999-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 1999-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).

10.44	The Amended and Restated Series 2000-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.45	The Amended and Restated Series 2000-2 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.46	The Amended and Restated Series 2000-3 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-3 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.47	The Amended and Restated Series 2000-4 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-4 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.48	The Amended and Restated Series 2001-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2001-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.49	The Amended and Restated Series 2001-2 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2001-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.50	Base Indenture dated as of June 30, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank, as Indenture Trustee. (Incorporated by reference to Greyhound Funding LLC's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001) (File No. 333-40708).
10.51	Supplemental Indenture No. 1 dated as of October 28, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank to the Base Indenture dated as of June 30, 1999. (Incorporated by reference to Greyhound Funding LLC's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001) (File No. 333-40708).
10.52	Series 2001-1 Indenture Supplement between Greyhound Funding LLC and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 25, 2001 (Incorporated by reference to Greyhound Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2001).
10.53	Form of Notes (included in Exhibit 10.55).

10.54	Series 1999-2 Indenture Supplement between Greyhound Funding LLC and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 28, 1999. (Incorporated by reference to Greyhound Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2001).
10.55	Series 1999-3 Indenture Supplement among Greyhound Funding LLC, PHH Vehicle Management Services, LLC, as Administrator, certain CP Conduit Purchasers, certain APA Banks, certain Funding Agents and The Chase Manhattan Bank, as Administrative Agent and Indenture Trustee, dated as of October 28, 1999. (Incorporated by reference to Greyhound Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2001).
10.56	Second Amended and Restated Mortgage Loan Purchase and Servicing Agreement, dated as of October 31, 2000 among the Bishop's Gate Residential Mortgage Trust, Cendant Mortgage Corporation, Cendant Mortgage Corporation, as Servicer and PHH Corporation. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.57	Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Services Corporation and Cendant Mobility Financial Corporation. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.58	Receivables Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Financial Corporation and Apple Ridge Services Corporation. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.59	Transfer and Servicing Agreement dated as of April 25, 2000 by and between Apple Ridge Services Corporation, Cendant Mobility Financial Corporation, Apple Ridge Funding LLC and Bank One, National Association. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.60	Master Indenture among Apple Ridge Funding LLC, Bank One, National Association and The Bank Of New York dated as of April 25, 2000. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.61	Master Indenture and Servicing Agreement dated as of August 29, 2002 by and among Sierra Receivables Funding Company, LLC, as Issuer, Fairfield Acceptance Corporation-Nevada, as Master Servicer and Wachovia Bank, National Association, as Trustee and as Collateral Agent.**
10.62	Series 2002-1 Supplement to Master Indenture and Servicing Agreement dated as of August 29, 2002 among Sierra Receivables Funding Company, LLC, as Issuer, Fairfield Acceptance Corporation-Nevada, as Master Servicer and Wachovia Bank, National Association, as Trustee and as Collateral Agent.**
10.63	Master Loan Purchase Agreement dated as of August 29, 2002 among Fairfield Acceptance Corporation-Nevada, as Seller, Fairfield Resorts, Inc., as Co-Originator, Fairfield Myrtle Beach, Inc., as Co-Originator, each VB Subsidiary referred to therein, each VB Partnership referred to therein and Sierra Deposit Company, LLC, as Purchaser.**
10.64	Series 2002-1 Supplement dated as of August 29, 2002 to Master Loan Purchase Agreement dated as of August 29, 2002 among Fairfield Acceptance Corporation-Nevada, as Seller, Fairfield Resorts, Inc., as Co-Originator, Fairfield Myrtle Beach, Inc., as Co-Originator, each VB Subsidiary referred to therein, each VB Partnership referred to therein and Sierra Deposit Company, LLC, as Purchaser.**
10.65	Master Loan Purchase Agreement dated as of August 29, 2002 between Trendwest Resorts, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser.**
10.66	Series 2002-1 Supplement dated as of August 29, 2002 to Master Loan Purchase Agreement dated as of August 29, 2002 between Trendwest Resorts, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser.**

10.67	Master Loan Purchase Agreement dated as of August 29, 2002 between EFI Development Funding, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser.**
10.68	Series 2002-1 Supplement dated as of August 29, 2002 to Master Loan Purchase Agreement dated as of August 29, 2002 between EFI Development Funding, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser.**
10.69	Master Pool Purchase Agreement dated as of August 29, 2002 between Sierra Deposit Company, LLC, as Depositor and Sierra Receivables Funding Company, LLC, as Issuer.**
10.70	Series 2002-1 Supplement dated as of August 29, 2002 to Master Pool Purchase Agreement dated as of August 29, 2002 between Sierra Deposit Company, LLC, as Depositor and Sierra Receivables Funding Company, LLC, as Issuer.**
10.71	Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation and Cherokee Acquisition Corporation dated as of August 22, 2002.**
10.72	First Amendment to Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation and Cherokee Acquisition Corporation dated as of September 10, 2002.**
10.73	Amended and Extended Employment Agreement dated as of July 1, 2002 by and between Cendant Corporation and Henry R. Silverman.**
10.74	Series 2002-2 Supplement dated as of September 12, 2002 to the Amended and Restated Base Indenture dated as of July 30, 1997 among Aesop Funding II, L.L.C., Avis Rent A Car System, Inc., JPMorgan Chase Bank, Certain CP Conduit Purchasers, Certain Funding Agents, Certain APA Banks and The Bank of New York, as Trustee (incorporated by reference to Avis Group Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.75	Three Year Competitive Advance and Revolving Credit Agreement dated as of December 10, 2002 among Cendant Corporation, as Borrower, the lenders referred to therein, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and The Bank of Nova Scotia, Citibank, N.A. and Barclays Bank Plc, as Co-Documentation Agents (incorporated by reference to the Company's Current Report on Form 8-K filed on December 11, 2002).
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges*
21	Subsidiaries of Registrant*
23	Consent of Deloitte & Touche LLP
99.1	Pro Forma Financial Information for the year ended December 31, 2001.*
99.2	Press Release issued by Cendant Corporation on August 14, 2002, announcing the certification by Cendant executives of Cendant's financial statements (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002).
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed on Form 10-K of the Company filed on April 1, 2002.
**
Previously filed on Form 10-K/A of the Company filed on November 4, 2002.

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