Form 10-Q/A
period 2002-09-30
CENDANT CORP
filed 2002-12-19
CIK 723612

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                      CENDANT CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                        PAGE
PART I        Financial Information

Item 1.       Financial Statements

              Independent Accountants' Report                                                             1

              Consolidated Condensed Statements of Income for the three and nine months
              ended September 30, 2002 and 2001                                                           2

              Consolidated Condensed Balance Sheets as of September 30, 2002 and
              December 31, 2001                                                                           3

              Consolidated Condensed Statements of Cash Flows for the nine months
              ended September 30, 2002 and 2001                                                           4

              Notes to Consolidated Condensed Financial Statements                                        5

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                  25

Item 3.       Quantitative and Qualitative Disclosures About Market Risks                                43

Item 4.       Controls and Procedures                                                                    43

PART II       Other Information

Item 1.       Legal Proceedings                                                                          43

Item 2.       Changes in Securities and Use of Proceeds                                                  43

Item 6.       Exhibits and Reports on Form 8-K                                                           43

              Signatures                                                                                 45

              Certifications                                                                             46

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


/s/ Deloitte & Touche LLP
New York, New York
November 1, 2002

                      CENDANT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                                ------------------------  -------------------------
                                                                   2002          2001         2002         2001
                                                                -----------  -----------   ----------   -----------
REVENUES
   Service fees and membership-related, net                     $     2,799  $     1,365   $    7,299   $     3,778
   Vehicle-related                                                    1,034        1,011        2,905         2,307
   Other                                                                  6           13           34            34
                                                                -----------  -----------   ----------   -----------
Net revenues                                                          3,839        2,389       10,238         6,119
                                                                -----------  -----------   ----------   -----------

EXPENSES
  Operating                                                           2,007          751        4,700         1,819
  Vehicle depreciation, lease charges and interest, net                 523          557        1,532         1,279
  Marketing and reservation                                             379          248        1,059           819
  General and administrative                                            294          263          850           658
  Non-program related depreciation and amortization                     121          119          337           328
  Other charges:
     Acquisition and integration related costs                           56            -          263             8
   Litigation settlement and related costs, net                           7            9           26            28
     Restructuring and other unusual charges                              -           77            -           263
  Non-program related interest, net                                      68           58          194           180
                                                                -----------  -----------   ----------   -----------
Total expenses                                                        3,455        2,082        8,961         5,382
                                                                -----------  ------------  ----------   -----------

Gains on dispositions of businesses                                       -            -            -           436
                                                                -----------  -----------   ----------   -----------

Losses on dispositions of businesses                                      -            -            -            (1)
                                                                -----------  -----------   ----------   -----------

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND
   EQUITY IN HOMESTORE.COM                                              384          307        1,277         1,172
Provision for income taxes                                              123           97          427           427
Minority interest, net of tax                                             8            4           16            22
Losses related to equity in Homestore.com, net of tax                     -           20            -            56
                                                                -----------  -----------   ----------   -----------
INCOME FROM CONTINUING OPERATIONS                                       253          186          834           667
Income from discontinued operations, net of tax                           -           24           51            63
Loss on disposal of discontinued operations, net of tax                   -            -         (256)            -
                                                                -----------  -----------   ----------   -----------
INCOME BEFORE EXTRAORDINARY LOSSES AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGES                                         253          210          629           730
Extraordinary losses, net of tax                                         (3)           -          (30)            -
                                                                -----------  -----------   ----------   -----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                   250          210          599           730
Cumulative effect of accounting changes, net of tax                       -            -            -           (38)
                                                                -----------  -----------   ----------   -----------
NET INCOME                                                      $       250  $       210   $      599   $       692
                                                                ===========  ===========   ==========   ===========

CD COMMON STOCK INCOME PER SHARE
    BASIC
       Income from continuing operations                        $      0.24  $     0.22    $     0.82   $      0.78
        Net income                                                     0.24         0.25         0.59          0.81

    DILUTED
        Income from continuing operations                       $      0.24  $     0.21    $     0.80   $      0.74
        Net income                                                     0.24        0.23          0.58          0.77

            See Notes to Consolidated Condensed Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                                           2002            2001
                                                                                     --------------  --------------
ASSETS
Current assets
  Cash and cash equivalents                                                          $          205  $        1,942
  Restricted cash                                                                               314             211
  Receivables, net                                                                            1,377           1,313
  Stockholder litigation settlement trust                                                         -           1,410
  Deferred income taxes                                                                         279             697
  Assets of discontinued operations                                                               -           1,310
  Other current assets                                                                          895             834
                                                                                     --------------  --------------
Total current assets                                                                          3,070           7,717

Property and equipment, net                                                                   1,586           1,394
Deferred income taxes                                                                         1,081             897
Franchise agreements, net                                                                       829           1,656
Goodwill, net                                                                                10,147           7,234
Other intangibles, net                                                                        1,438           1,210
Other non-current assets                                                                      1,405           1,568
                                                                                     --------------  --------------
Total assets exclusive of assets under programs                                              19,556          21,676
                                                                                     --------------  --------------

Assets under management and mortgage programs
  Restricted cash                                                                               574             861
   Mortgage loans held for sale                                                               1,359           1,244
   Relocation receivables                                                                       258             292
   Vehicle-related, net                                                                       7,879           7,219
   Timeshare-related, net                                                                       686             215
   Mortgage servicing rights, net                                                             1,352           1,937
  Hedge of mortgage servicing rights, net                                                       466             100
                                                                                     --------------  --------------
                                                                                             12,574          11,868
                                                                                     --------------  --------------

TOTAL ASSETS                                                                         $       32,130  $       33,544
                                                                                     ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and other current liabilities                                     $        3,288  $        3,468
  Current portion of long-term debt                                                             329             401
  Stockholder litigation settlement                                                               -           2,850
  Liabilities of discontinued operations                                                          -             172
  Deferred income                                                                               699             900
                                                                                     --------------  --------------
Total current liabilities                                                                     4,316           7,791

Long-term debt, excluding Upper DECS                                                          4,880           5,731
Upper DECS                                                                                      863             863
Deferred income                                                                                 307             297
Other non-current liabilities                                                                   681             525
                                                                                     --------------  --------------
Total liabilities exclusive of liabilities under programs                                    11,047          15,207
                                                                                     --------------  --------------

Liabilities under management and mortgage programs
   Debt                                                                                      10,557           9,844
   Deferred income taxes                                                                      1,014           1,050
                                                                                     --------------  --------------
                                                                                             11,571          10,894
                                                                                     --------------  --------------
Mandatorily redeemable preferred interest in a subsidiary                                       375             375
                                                                                     --------------  --------------

Commitments and contingencies (Note 12)

Stockholders' equity
   Preferred stock, $.01 par value - authorized 10 million shares; none issued and
      outstanding                                                                                 -               -
   CD common stock, $.01 par value - authorized 2 billion shares; issued 1,236,823,901
      and 1,166,492,626 shares                                                                   12              11
   Additional paid-in capital                                                                10,068           8,676
   Retained earnings                                                                          3,011           2,412
   Accumulated other comprehensive loss                                                          (3)           (264)
   CD treasury stock, at cost, 200,335,156 and 188,784,284 shares                            (3,951)         (3,767)
                                                                                     --------------- --------------
Total stockholders' equity                                                                    9,137           7,068
                                                                                     --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $       32,130  $       33,544
                                                                                     ==============  ==============

            See Notes to Consolidated Condensed Financial Statements.

                      CENDANT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                  2002          2001
                                                                                --------      --------
OPERATING ACTIVITIES
Net income                                                                      $    599      $    692
Adjustments to arrive at income from continuing operations                           235           (25)
                                                                                --------      --------
Income from continuing operations                                                    834           667

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
   Non-program related depreciation and amortization                                 337           328
   Non-cash portion of other charges, net                                            203            86
   Net gain on dispositions of businesses                                             --          (435)
   Deferred income taxes                                                             458           228
   Proceeds from sales of trading securities                                          --           110
   Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
      Receivables                                                                    (49)          (61)
      Income taxes                                                                  (171)           51
      Accounts payable and other current liabilities                                (267)         (120)
   Payment of stockholder litigation settlement liability                         (2,850)           --
      Deferred income                                                               (201)          (70)
      Other, net                                                                     150            29
                                                                                --------      --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES EXCLUSIVE OF
   MANAGEMENT AND MORTGAGE PROGRAMS                                               (1,556)          813
                                                                                --------      --------

MANAGEMENT AND MORTGAGE PROGRAMS:
   Vehicle depreciation                                                            1,310         1,015
   Mortgage-related amortization                                                     333           189
  Provision for impairment of mortgage servicing rights                              338            50
   Origination of mortgage loans                                                 (29,080)      (28,959)
   Proceeds on sale of and payments from mortgage loans held for sale             29,086        29,044
                                                                                --------      --------
                                                                                   1,987         1,339
                                                                                --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                            431         2,152
                                                                                --------      --------

INVESTING ACTIVITIES
Property and equipment additions                                                    (235)         (216)
Proceeds from (payments to) stockholder litigation settlement trust                1,410          (750)
Net assets acquired (net of cash acquired) and acquisition-related payments       (1,005)       (1,907)
Net proceeds from dispositions of businesses                                       1,175            --
Other, net                                                                           (37)         (167)
                                                                                --------      --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES EXCLUSIVE OF
   MANAGEMENT AND MORTGAGE PROGRAMS                                                1,308        (3,040)
                                                                                --------      --------

MANAGEMENT AND MORTGAGE PROGRAMS:
   Investment in vehicles                                                        (12,574)      (10,508)
   Payments received on investment in vehicles                                    10,720         9,215
   Origination of timeshare receivables                                             (834)         (384)
   Principal collection of timeshare receivables                                     749           413
   Equity advances on homes under management                                      (4,645)       (4,949)
   Repayment on advances on homes under management                                 4,685         4,937
   Additions to mortgage servicing rights and related hedges, net                   (480)         (555)
   Proceeds from sales of mortgage servicing rights                                   12            45
                                                                                --------      --------
                                                                                  (2,367)       (1,786)
                                                                                --------      --------

NET CASH USED IN INVESTING ACTIVITIES                                             (1,059)       (4,826)
                                                                                --------      --------

FINANCING ACTIVITIES
Proceeds from borrowings                                                               3         4,407
Principal payments on borrowings                                                  (1,462)         (854)
Issuances of common stock                                                            102           773
Repurchases of common stock                                                         (207)          (74)
Other, net                                                                           (38)          (92)
                                                                                --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES EXCLUSIVE OF
   MANAGEMENT AND MORTGAGE PROGRAMS                                               (1,602)        4,160
                                                                                --------      --------
MANAGEMENT AND MORTGAGE PROGRAMS:
   Proceeds from borrowings                                                        9,425        11,447
   Principal payments on borrowings                                               (9,212)      (10,824)
   Net change in short-term borrowings                                               194            87
                                                                                --------      --------
                                                                                     407           710
                                                                                --------      --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (1,195)        4,870
                                                                                --------      --------
Effect of changes in exchange rates on cash and cash equivalents                      12             4
Cash provided by discontinued operations                                              74            80
                                                                                --------      --------
Net increase (decrease) in cash and cash equivalents                              (1,737)        2,280
Cash and cash equivalents, beginning of period                                     1,942           856
                                                                                --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    205      $  3,136
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

     On May 22, 2002, the Company sold its car parking facility business, National Car Parks ("NCP"). In connection with such disposition, the account balances and activities of NCP have been segregated and reported as a discontinued operation for all periods presented. In addition, certain other reclassifications have been made to prior period amounts to conform to the current period presentation. The Consolidated Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K/A filed on December 19, 2002.

     REVENUE RECOGNITION FOR REAL ESTATE BROKERAGE BUSINESSES
     Real estate commissions earned by the Company's real estate brokerage businesses, primarily NRT Incorporated ("NRT"), are recorded as revenue on a gross basis upon the closing of a purchase or sale of a home. The amounts paid to real estate agents, which approximated $724 million and $1.4 billion during the three and nine months ended September 30, 2002, respectively, are recorded as a component of operating expenses on the Consolidated Condensed Statement of Income. See Note 3 - Acquisitions for a detailed discussion of the Company's acquisition of NRT.

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

     CHANGES IN ACCOUNTING POLICIES
     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," in its entirety. In connection with the adoption of SFAS No. 142, the Company has not amortized any goodwill or indefinite-lived intangible assets during 2002. Prior to the adoption, all intangible assets were amortized on a straight-line basis over their estimated periods to be benefited. Therefore, the results of operations for 2001 reflect the amortization of goodwill and indefinite-lived intangible assets, while the results of operations for 2002 do not reflect such amortization (see Note 6 - Intangible Assets for a pro forma disclosure depicting the Company's results of operations during 2001 after applying the non-amortization provisions of SFAS No. 142).

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

     Income per common share from continuing operations for CD common stock was computed as follows:

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                             SEPTEMBER 30,           SEPTEMBER 30,
                                                           -----------------     ---------------------
                                                            2002       2001        2002         2001
                                                           ------     ------     ---------    --------
INCOME FROM CONTINUING OPERATIONS:
   Cendant Group                                           $  253     $  186     $     834      $  412
   Cendant Group's retained interest in Move.com Group         --         --            --         238
                                                           ------     ------     ---------    --------
Income from continuing operations for basic EPS               253        186           834         650
Convertible debt interest, net of tax                          --          3             1           8
Adjustment to Cendant Group's retained interest in
 Move.com Group (a)                                            --         --            --          (3)
                                                           ------     ------     ---------    --------
Income from continuing operations for diluted EPS          $  253     $  189     $     835    $    655
                                                           ======     ======     =========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                     1,039        857         1,014         832
    Stock options, warrants and non-vested shares              19         37            27          33
    Convertible debt                                           --         18             2          18
                                                           ------     ------     ---------    --------
    Diluted                                                 1,058        912         1,043         883
                                                           ======     ======     =========    ========

INCOME PER SHARE:
BASIC
 Income from continuing operations                         $ 0.24     $ 0.22     $    0.82    $   0.78
 Income from discontinued operations                           --       0.03          0.05        0.07
 Loss on disposal of discontinued operations                   --         --         (0.25)         --
 Extraordinary losses                                          --         --         (0.03)         --
 Cumulative effect of accounting changes                       --         --            --       (0.04)
                                                           ------     ------     ---------    --------
 Net income                                                $ 0.24     $ 0.25     $    0.59    $   0.81
                                                           ======     ======     =========    ========

DILUTED
 Income from continuing operations                         $ 0.24     $ 0.21     $    0.80    $  0.74
 Income from discontinued operations                           --       0.02          0.05       0.07
 Loss on disposal of discontinued operations                   --         --         (0.24)        --
 Extraordinary losses                                          --         --         (0.03)        --
 Cumulative effect of accounting changes                       --         --            --       (0.04)
                                                           ------     ------     ---------    --------
 Net income                                                $ 0.24     $ 0.23     $    0.58    $   0.77
                                                           ======     ======     =========    ========

----------
(a) Represents the change in Cendant Group's retained interest in Move.com Group due to the dilutive impact of Move.com common stock options.

     The following table summarizes the Company's outstanding common stock equivalents, which were antidilutive and therefore, excluded from the computation of diluted EPS for CD common stock:

                                                           SEPTEMBER 30,
                                                           -------------
                                                       2002               2001
                                                       ----               ----
     Options (a)                                        127                71
     Warrants (b)                                         2                 2
     Upper DECS (c)                                      40                35

     ---------
     (a) The weighted average exercise prices for antidilutive options at September 30, 2002 and 2001 were $21.56 and $24.37, respectively.
     (b) The weighted average exercise price for antidilutive warrants at September 30, 2002 and 2001 was $21.31.
     (c) The appreciation price for antidilutive Upper DECS at September 30, 2002 was $28.42.

     The Company's zero coupon senior convertible contingent notes issued during first quarter 2001, which provided for the potential issuance of approximately 22 million and 49 million shares of CD common stock as of September 30, 2002 and 2001, respectively, were not included in the computation of diluted EPS for the three and nine months ended September 30, 2002 and 2001, respectively, as the related contingency provisions were not satisfied during such periods. Additionally, the Company's zero coupon convertible debentures issued during the second quarter of 2001, which provide for the potential issuance of 39 million shares of CD common stock as of September 30, 2002 and 2001, were not included in the computation of diluted EPS for the three and nine months ended September 30, 2002 and 2001 as the related contingency provisions were not satisfied during such periods. Further, the Company's 3?% convertible senior debentures issued during the fourth quarter of 2001, which provide for the potential issuance of approximately 50 million shares of CD common stock as of September 30, 2002, were not included in the computation of diluted EPS for the three and nine months ended September 30, 2002 as the related contingency provisions were not satisfied during such periods.

     Income per common share from continuing operations for Move.com common stock was computed as follows:

                                                                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 2001
                                                                  ------------------
     INCOME FROM CONTINUING OPERATIONS:
       Move.com Group                                                 $   255
       Less:  Cendant Group's retained interest in Move.com Group         238
                                                                      -------
     Income from continuing operations for basic EPS                       17
     Adjustment to Cendant Group's retained interest in
      Move.com Group (a)                                                    3
                                                                      -------
     Income from continuing operations for diluted EPS                $    20
                                                                      =======

     WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic and Diluted                                                      2
                                                                      =======

     INCOME PER SHARE:
     BASIC
      Income from continuing operations                               $  9.94
      Cumulative effect of accounting changes                           (0.07)
                                                                      -------
      Net income                                                      $  9.87
                                                                      =======
     DILUTED
      Income from continuing operations                               $  9.81
      Cumulative effect of accounting changes                           (0.07)
                                                                      -------
      Net income                                                      $  9.74
                                                                      =======

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

     The preliminary allocation of the purchase price is summarized as follows:

                                                                                                          AMOUNT
     Issuance of CD common stock                                                                       $        216
     Fair value of options issued in exchange for stock appreciation rights                                      11
     Transaction costs and expenses                                                                               3
                                                                                                       ------------
     Total purchase price                                                                                       230
     Book value of Cendant's existing intangible assets relating to NRT                                         923
     Book value of Cendant's existing net investment in NRT                                                     403
                                                                                                       ------------
     Cendant's basis in NRT                                                                                   1,556
     Plus: Historical value of liabilities assumed in excess of assets acquired                                 238
     Less: Fair value adjustments (*)                                                                           214
                                                                                                       ------------
     Excess purchase price over fair value of assets acquired and liabilities assumed                  $      1,580
                                                                                                       ============

     ---------
     (*) Primarily represents the allocation of the purchase price to the pendings and listings intangible asset of $197 million.

     The following table summarizes the estimated fair values of the NRT assets acquired and liabilities assumed at the date of acquisition:

                                                                                                          AMOUNT
                                                                                                          ------
     Total current assets                                                                              $        430
     Property and equipment, net                                                                                126
     Intangible assets                                                                                          202
     Goodwill                                                                                                 1,580
     Other non-current assets                                                                                    57
                                                                                                       ------------
     TOTAL ASSETS ACQUIRED                                                                                    2,395
                                                                                                       ------------

     Total current liabilities                                                                                  567
     Long-term debt                                                                                             272
                                                                                                       ------------
     TOTAL LIABILITIES ASSUMED                                                                                  839
                                                                                                       ------------

     NET ASSETS ACQUIRED                                                                               $      1,556
                                                                                                       ============

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

     The preliminary allocation of the purchase price is summarized as follows:

                                                                                                          AMOUNT
                                                                                                          ------
     Issuance of CD common stock                                                                       $        891
     Fair value of options issued                                                                                25
     Transaction costs and expenses                                                                              20
                                                                                                       ------------
     Total purchase price                                                                                       936
     Less: Historical value of assets acquired in excess of liabilities assumed                                 234
     Plus: Fair value adjustments (*)                                                                           (18)
                                                                                                       ------------
     Excess purchase price over fair value of assets acquired and liabilities assumed                  $        684
                                                                                                       ============

     --------
     (*) Primarily represents the allocation of the purchase price to identifiable intangible assets of $62 million, primarily offset by deferred tax liabilities for book-tax differences of $42 million.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                                                                                                          AMOUNT
                                                                                                          ------
     Total current assets                                                                              $        327
     Property and equipment, net                                                                                 44
     Intangible assets                                                                                           62
     Goodwill                                                                                                   684
     Other non-current assets                                                                                    32
                                                                                                       ------------
     TOTAL ASSETS ACQUIRED                                                                                    1,149
                                                                                                       ------------

     Total current liabilities                                                                                  124
     Long-term debt                                                                                              89
                                                                                                       ------------
     TOTAL LIABILITIES ASSUMED                                                                                  213
                                                                                                       ------------

     NET ASSETS ACQUIRED                                                                               $        936
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

     Real Estate Services                                        $          190
     Hospitality                                                            195
     Travel Distribution                                                    159
     Vehicle Services                                                         8
     Financial Services                                                      54
                                                                 --------------
                                                                 $          606
                                                                 ==============
     2001 ACQUISITIONS
     AVIS GROUP HOLDINGS, INC. In connection with the Company's acquisition of Avis Group Holdings, Inc. ("Avis") on March 1, 2001, the Company recorded purchase accounting adjustments for costs associated with exiting activities. The recognition of such costs and the corresponding utilization are summarized by category as follows:

                                                                          BALANCE AT                                    BALANCE AT
                                             CASH           OTHER        DECEMBER 31,       CASH           OTHER       SEPTEMBER 30,
                             COSTS         PAYMENTS       REDUCTIONS         2001         PAYMENTS       ADDITIONS         2002
                           ----------     ----------      ----------      ----------     ----------      ----------     ----------
     Personnel related     $       39     $      (22)     $       --      $       17     $      (18)     $        9     $        8
     Asset fair value
        adjustments                19             --             (19)             --             --              --             --
     Facility related               7             --              --               7             (1)             --              6
                           ----------     ----------      ----------      ----------     ----------      ----------     ----------
     Total                 $       65     $      (22)     $      (19)     $       24     $      (19)     $        9     $       14
                           ==========     ==========      ==========      ==========     ==========      ==========     ==========

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

     GALILEO INTERNATIONAL, INC. In connection with the Company's acquisition of Galileo International, Inc. ("Galileo") on October 1, 2001, the Company recorded purchase accounting adjustments for costs associated with exiting activities. The recognition of such costs and the corresponding utilization are summarized by category as follows:

                                                                             BALANCE AT                   OTHER       BALANCE AT
                                                    CASH         OTHER      DECEMBER 31,    CASH        ADDITIONS    SEPTEMBER 30,
                                      COSTS       PAYMENTS     REDUCTIONS      2001        PAYMENTS    (REDUCTIONS)      2002
                                    ----------   ----------    ----------    ----------   ----------    ----------    ----------
     Personnel related              $       44   $      (26)   $       --    $       18   $      (28)   $       33    $       23
     Asset fair value adjustments
       and contract terminations            93          (10)          (46)           37          (14)          (10)           13
     Facility related                       16           --            --            16           (1)            8            23
                                    ----------   ----------    ----------    ----------   ----------    ----------    ----------
     Total                          $      153   $      (36)   $      (46)   $       71   $      (43)   $       31    $       59
                                    ==========   ==========    ==========    ==========   ==========    ==========    ==========

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

     PRO FORMA RESULTS OF OPERATIONS
     Net revenues, income from continuing operations, net income and the related per share data would have been as follows had the acquisitions of NRT and Trendwest occurred on January 1st of each period presented and the acquisitions of Avis and Galileo occurred on January 1, 2001:

                                                                                           NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                         2002             2001
                                                                                    -------------    --------------
     Net revenues                                                                   $      11,189    $       10,482
     Income from continuing operations                                                        780               750
     Net income                                                                               545               767

     CD COMMON STOCK PRO FORMA INCOME PER SHARE:
       BASIC
         Income from continuing operations                                          $        0.75    $         0.73
         Net income                                                                          0.52              0.74
       DILUTED
         Income from continuing operations                                          $        0.73    $         0.70
         Net income                                                                          0.51              0.71

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

4.   DISCONTINUED OPERATIONS

     As previously discussed in Note 1 - Summary of Significant Accounting Policies, on May 22, 2002, the Company sold its car parking facility business, NCP, a then-wholly-owned subsidiary within its Vehicle Services segment, for approximately $1.2 billion in cash. The Company recorded an after-tax loss of approximately $256 million on the sale of this business. NCP operated off-street commercial parking facilities and managed on-street parking and related operations on behalf of town and city administration in England.

     Summarized statement of income data for NCP consisted of:

                                                                          THREE MONTHS
                                                                              ENDED            NINE MONTHS ENDED
                                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                                       -----------------  -------------------------
                                                                              2001            2002         2001
                                                                       -----------------  -----------   -----------
     Net revenues                                                      $              91  $       155   $       250
                                                                       =================  ===========   ===========

     INCOME FROM DISCONTINUED OPERATIONS:
     Income before income taxes                                        $              28  $        60   $        74
     Provision for income taxes                                                        4            9            11
                                                                       -----------------  -----------   -----------
     Income from discontinued operations, net of tax                   $              24  $        51   $        63
                                                                       =================  ===========   ===========

                                                                          THREE MONTHS
                                                                              ENDED            NINE MONTHS ENDED
                                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                                       -----------------  -------------------------
                                                                              2001            2002         2001
                                                                       -----------------  -----------   -----------
     LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS:
     Loss on disposal of discontinued operations                       $               -  $      (236)  $         -
     Provision for income taxes                                                        -           20             -
                                                                       -----------------  -----------   -----------
     Loss on disposal of discontinued operations, net of tax           $               -  $      (256)  $         -
                                                                       =================  ============  ===========

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

6.    INTANGIBLE ASSETS

     Intangible assets consisted of:

                                                          SEPTEMBER 30, 2002                DECEMBER 31, 2001
                                                    -----------------------------   -------------------------------
                                                       GROSS                           GROSS
                                                     CARRYING       ACCUMULATED       CARRYING        ACCUMULATED
                                                      AMOUNT       AMORTIZATION        AMOUNT        AMORTIZATION
                                                    -----------   ---------------   -------------   ---------------
     AMORTIZED INTANGIBLE ASSETS
       Franchise agreements(a)                      $     1,121   $           292   $       1,978   $           322
                                                    ===========   ===============   =============   ===============

       Customer lists                                       541               106             552                68
       Pendings and listings(b)                             271               239               -                 -
       Other                                                108                40              84                37
                                                    -----------   ---------------   -------------   ---------------
                                                    $       920   $           385   $         636   $           105
                                                    ===========   ===============   =============   ===============

     UNAMORTIZED INTANGIBLE ASSETS
      Goodwill                                      $      10,147                   $       7,717   $           483
                                                    =============                   =============   ===============

      Trademarks(c)                                 $       869                     $         773   $           113
      Other                                                  34                                19                 -
                                                    -----------                     -------------   ---------------
                                                    $       903                     $         792   $           113
                                                    ===========                     =============   ===============

     --------
     (a) The change in the balance at September 30, 2002 principally reflects the reclassification of approximately $840 million of franchise agreements to goodwill as a result of the acquisition of NRT.
     (b) The change in the balance at September 30, 2002 principally reflects the acquisition of the pendings and listings intangible asset primarily in connection with the Company's acquisition of NRT.
     (c) The change in the balance at September 30, 2002 principally reflects the acquisition of a trademark valued at approximately $200 million related to the Company's venture with Marriott International, Inc.

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

                                           BALANCE             GOODWILL                               BALANCE
                                           AS OF               ACQUIRED                                AS OF
                                         JANUARY 1,             DURING                              SEPTEMBER 30,
                                            2002                2002                OTHER               2002
                                      ---------------     -----------------  ------------------  ------------------
     Real Estate Services(a)          $             814   $           1,770  $               28  $            2,612
     Hospitality(b)                               1,437                 879                  (4)              2,312
     Travel Distribution(c)                       2,285                 159                  32               2,476
     Vehicle Services                             2,149                   8                 (20)              2,137
     Financial Services(d)                          549                  54                   5                 608
     Corporate & Other                                -                   -                   2                   2
                                      -----------------   -----------------  ------------------  ------------------
     Total Company                    $           7,234   $           2,870  $               43  $           10,147
                                      =================   =================  ==================  ==================

     --------
     (a) Goodwill acquired during 2002 primarily relates to the acquisition of NRT.
     (b) Goodwill acquired during 2002 primarily relates to the acquisition of Trendwest.
     (c) Goodwill acquired during 2002 primarily relates to the acquisitions of Sigma and Lodging.com.
     (d) Goodwill acquired during 2002 primarily relates to the acquisition of Tax Services of America, Inc. (see Note 16 - Related Party Transactions).

     Amortization expense relating to all intangible assets excluding mortgage servicing rights (see Note 7 - Mortgage Servicing Activities) was as follows:

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                                ------------------------   ------------------------
                                                                    2002         2001         2002         2001
                                                                -----------  -----------  -----------   -----------
     Goodwill                                                   $         -  $        37   $        -   $        97
     Trademarks                                                           -            4            -            11
     Franchise agreements                                                 9           14           33            39
     Customer lists                                                      10            6           28            16
     Pendings and listings                                               45            -          239             -
     Other                                                                2            -           12             6
                                                                -----------  -----------   ----------   -----------
     Total                                                      $        66  $        61   $      312   $      169
                                                                ===========  ===========   ==========   ===========

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

                                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                                      SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                                                      ------------------   ------------------
     Reported net income                                   $     210           $      692
     Add back: Goodwill amortization, net of tax                  40                  106
     Add back: Trademark amortization, net of tax                  2                    7
                                                           ---------           ----------
     Pro forma net income                                  $     252           $      805
                                                           =========           ==========

     NET INCOME PER SHARE:
     BASIC
      Reported net income                                  $    0.25           $     0.81

      Add back: Goodwill amortization, net of tax               0.04                 0.13
      Add back: Trademark amortization, net of tax             --                    0.01
                                                           ---------           ----------
      Pro forma net income                                 $    0.29           $     0.95
                                                           =========           ==========

     DILUTED
      Reported net income                                  $    0.23           $     0.77
      Add back: Goodwill amortization, net of tax               0.05                 0.12
      Add back: Trademark amortization, net of tax             --                    0.01
                                                           ---------           ----------
      Pro forma net income                                 $    0.28           $     0.90
                                                           =========           ==========

7.    MORTGAGE SERVICING ACTIVITIES

     The activity in the Company's residential first mortgage loan servicing portfolio consisted of:

                                                       NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2002
                                                       ------------------
     Balance, January 1                                   $    97,205
     Additions                                                 31,340
     Payoffs/curtailments                                     (21,745)
     Purchases, net                                             3,631
                                                          -----------
     Balance, September 30                                $   110,431
                                                          ===========

     As of September 30, 2002, the weighted average note rate on the underlying mortgages serviced by the Company was 6.43%.

     The activity in the Company's capitalized MSRs consisted of:

                                                     NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2002
                                                     ------------------
     Balance, January 1                                   $ 2,081
     Additions, net                                           657
     Changes in fair value                                   (567)
     Amortization                                            (321)
     Sales                                                    (18)
                                                          -------
     Balance, September 30                                  1,832
                                                          -------

     VALUATION ALLOWANCE
     Balance, January 1                                      (144)
     Additions (a)                                           (338)
     Reductions                                                 2
                                                          -------
     Balance, September 30                                   (480)
                                                          -------
     Mortgage Servicing Rights, net                       $ 1,352
                                                          =======

     ---------
     (a) Represents provisions for impairment ($32 million, $31 million and $275 million during the first, second and third quarters of 2002, respectively). See Note 1 - Summary of Significant Accounting Policies for a detailed description of the third quarter 2002 provision.

     Amortization expense and provision for impairment, which are both reflected in the Company's Consolidated Condensed Statements of Income as a component of net revenues, relating to the Company's mortgage servicing rights was as follows:

                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                   ---------------------------     ---------------------------
                                      2002            2001             2002            2001
                                   -----------     -----------     -----------     -----------
     Amortization expense          $       146     $        64     $       321     $       175
     Provision for impairment              275              24             338              50

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

     The Company uses derivatives to mitigate the prepayment risk associated with mortgage servicing rights. Such derivatives, which are primarily designated as fair value hedging instruments, tend to increase in value as interest rates decline and conversely decline in value as interest rates increase. The activity in the Company's hedge of mortgage servicing rights consisted of:

                                                    NINE MONTHS ENDED
                                                   SEPTEMBER 30, 2002
                                                   ------------------
     Balance, January 1                                $   100
     Additions, net                                        251
     Changes in fair value                                 584
     Sales/proceeds (received) or paid                    (469)
                                                       -------
     Balance, September 30                             $   466
                                                       =======

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

     The initial recognition of the charge and the corresponding utilization from inception is summarized by category as follows:

                                   2001                                BALANCE AT                               BALANCE AT
                               RESTRUCTURING    CASH        OTHER     DECEMBER 31,     CASH         OTHER      SEPTEMBER 30,
                                  CHARGE      PAYMENTS    REDUCTIONS      2001       PAYMENTS     REDUCTIONS       2002
                                ----------   ----------   ----------   ----------   ----------    ----------    ----------
     Personnel related          $       68   $       11   $        5   $       52   $      (29)   $       (1)   $       22
     Asset impairments and
        contract terminations           17            3           10            4           --            (1)            3
     Facility related                   25            1           --           24           (7)           --            17
                                ----------   ----------   ----------   ----------   ----------    ----------    ----------
     Total                      $      110   $       15   $       15   $       80   $      (36)   $       (2)   $       42
                                ==========   ==========   ==========   ==========   ==========    ==========    ==========

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

     Long-term debt consisted of:

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    2002          2001
                                                                -------------  ------------
     7 3/4% notes(a)                                               $1,042        $1,150
     6.875% notes                                                     850           850
     11% senior subordinated notes(b)                                 554           584
     3?% convertible senior debentures                              1,200         1,200
     Zero coupon senior convertible contingent notes(c)               417           920
     Zero coupon convertible debentures(d)                          1,000         1,000
     3% convertible subordinated notes(e)                              --           390
     Net hedging gains(f)                                              95            11
     Other                                                             51            27
                                                                   ------        ------
                                                                    5,209         6,132

     Less:  Current portion                                           329           401
                                                                   ------        ------
     Long-term debt, excluding Upper DECS                           4,880         5,731
     Upper DECS                                                       863           863
                                                                   ------        ------
                                                                   $5,743        $6,594
                                                                   ======        ======

     --------
     (a) The change in the balance at September 30, 2002 reflects the redemption of $108 million of these notes for $111 million in cash. In connection with such redemption, the Company recorded an extraordinary loss of approximately $2 million ($1 million, after tax), which is net of an extraordinary gain of $1 million ($1 million, after tax) recorded in connection with the settlement of a derivative hedging the interest expense associated with these notes.

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

11.  LIABILITIES UNDER MANAGEMENT AND MORTGAGE PROGRAMS

     Debt under management and mortgage programs consisted of:

                                               SEPTEMBER 30,  DECEMBER 31,
                                                  2002           2001
                                               -------------  ------------
     SECURED BORROWINGS
       Term notes(a)                             $ 6,772        $6,237
       Short-term borrowings(b)                      617           582
       Commercial paper(c)                            --           120
       Other                                         359           295
                                                 -------        ------
     Total secured borrowings                      7,748         7,234
                                                 -------        ------

     UNSECURED BORROWINGS
       Medium-term notes(d)                        1,401           679
       Short-term borrowings(e)                      253           983
       Commercial paper                            1,128           917
       Other                                          27            31
                                                 -------        ------
     Total unsecured borrowings                    2,809         2,610
                                                 -------        ------
                                                 $10,557        $9,844
                                                 =======        ======
     ----------
     (a) The balance at September 30, 2002 primarily represents borrowings of $4.1 billion and $2.7 billion outstanding under the Company's AESOP and Chesapeake Funding (formerly Greyhound Funding) programs, respectively.

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

     COMPREHENSIVE INCOME

     The components of comprehensive income are summarized as follows:

                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                  ---------------------------     ---------------------------
                                                                     2002            2001             2002            2001
                                                                  -----------     -----------     -----------     -----------
     Net income                                                   $       250     $       210     $       599     $       692
     Other comprehensive income (loss):
       Currency translation adjustments:
        Currency translation adjustments arising during period             17              48              38             (25)
        Reclassification adjustment for currency translation
           adjustments realized in net income                              --              --             245              --
      Unrealized losses on cash flow hedges, net of tax                   (13)            (41)            (10)            (48)
      Minimum pension liability adjustment                                 (1)             --              (1)             --
      Unrealized gains (losses) on marketable securities,
        net of tax:
          Unrealized gains (losses) arising during period                  (2)             (4)            (11)             32
          Reclassification adjustment for losses realized
            in net income                                                  --              --              --              45
                                                                  -----------     -----------     -----------     -----------
      Total comprehensive income                                  $       251     $       213     $       860     $       696
                                                                  ===========     ===========     ===========     ===========

     The after-tax components of accumulated other comprehensive loss for the nine months ended September 30, 2002 are as follows:

                                                         UNREALIZED        MINIMUM          UNREALIZED        ACCUMULATED
                                       CURRENCY            LOSSES          PENSION        GAINS (LOSSES)         OTHER
                                      TRANSLATION       ON CASH FLOW      LIABILITY      ON AVAILABLE-FOR-   COMPREHENSIVE
                                      ADJUSTMENTS          HEDGES         ADJUSTMENT      SALE SECURITIES         LOSS
                                      -----------       -----------       -----------    ----------------     -----------
     Balance, January 1, 2002         $      (230)      $       (33)              (21)      $        20       $      (264)
     Current period change                    283               (10)               (1)              (11)              261
                                      -----------       -----------       -----------       -----------       -----------
     Balance, September 30, 2002      $        53       $       (43)      $       (22)      $         9       $        (3)
                                      ===========       ===========       ===========       ===========       ===========

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

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                    ------------------------------------------------
                                            2002                          2001
                                    ----------------------      --------------------
                                    ADJUSTED                    ADJUSTED
                                    REVENUES      EBITDA        REVENUES     EBITDA
                                    --------      -------       --------     -------
     Real Estate Services           $ 1,331       $    69       $   514      $   287
     Hospitality                        671           205           465          152
     Travel Distribution                432           129            24            1
     Vehicle Services                 1,085           143         1,036           95
     Financial Services                 322           122           338           58
                                    -------       -------       -------      -------
     Total Reportable Segments        3,841           668         2,377          593
     Corporate & Other (a)               (2)          (32)           12          (23)
                                    -------       -------       -------      -------
     Total Company                  $ 3,839       $   636       $ 2,389      $   570
                                    =======       =======       =======      =======

     -------
     (a) Included in Corporate and Other are the results of operations of the Company's non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                    ------------------------------------------------
                                            2002                          2001
                                    ----------------------      --------------------
                                                  ADJUSTED                  ADJUSTED
                                    REVENUES      EBITDA        REVENUES     EBITDA
                                    --------      -------       --------    --------

     Real Estate Services           $ 3,181      $   574       $ 1,328      $   650
     Hospitality                      1,640          490         1,152          409
     Travel Distribution              1,314          405            74            6
     Vehicle Services                 3,048          336         2,443          276
     Financial Services               1,052          374         1,060          259
                                    -------      -------       -------      -------
     Total Reportable Segments       10,235        2,179         6,057        1,600
     Corporate & Other (a)                3          (82)           62          (56)
                                    -------      -------       -------      -------
     Total Company                  $10,238      $ 2,097       $ 6,119      $ 1,544
                                    =======      =======       =======      =======

     ---------
     (a) Included in Corporate and Other are the results of operations of the Company's non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

     Provided below is a reconciliation of Adjusted EBITDA to income before income taxes, minority interest and equity in Homestore.com.

                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                                ------------------------   ------------------------
                                                                   2002         2001          2002         2001
                                                                -----------  ---------     ----------   -----------
     Adjusted EBITDA                                            $       636  $       570   $    2,097   $     1,544
     Non-program related depreciation and amortization                 (121)        (119)        (337)         (328)
     Other charges:
      Acquisition and integration related costs                         (56)           -         (263)           (8)
      Litigation settlement and related costs, net                       (7)          (9)         (26)          (28)
      Restructuring and other unusual charges                             -          (77)           -          (263)
     Non-program related interest, net                                  (68)         (58)        (194)         (180)
     Gains on dispositions of businesses                                  -            -            -           436
     Losses on dispositions of businesses                                 -            -            -            (1)
                                                                -----------  -----------   ----------   -----------
       Income before income taxes, minority interest
         and equity in Homestore.com                            $       384  $       307   $    1,277   $     1,172
                                                                ===========  ===========   ==========   ===========

16.  RELATED PARTY TRANSACTIONS

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

The following table summarizes the preliminary estimated fair values of net assets acquired and resultant goodwill recognized in connection with the above acquisitions:

                                              NET
                    ASSETS    LIABILITIES   ASSETS
                   ACQUIRED     ASSUMED    ACQUIRED    GOODWILL
                   --------     -------    --------    --------
     NRT            $2,395      $  839      $1,556      $1,580
     Trendwest       1,149         213         936         684
     Other           1,395         545         850         606

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. THREE MONTHS ENDED SEPTEMBER 30, 2001

RESULTS OF CONSOLIDATED OPERATIONS

Our consolidated results from continuing operations comprised the following:

                                                                                2002          2001         CHANGE
                                                                           ----------     ----------    -----------
Net revenues                                                               $    3,839     $    2,389    $     1,450
                                                                           ----------     ----------    -----------

Expenses, excluding other charges and non-program related interest, net         3,324          1,938          1,386
Other charges                                                                      63             86            (23)
Non-program related interest, net                                                  68             58             10
                                                                           ----------     ----------    -----------
Total expenses                                                                  3,455          2,082          1,373
                                                                           ----------     ----------    -----------

Income before income taxes, minority interest and
   equity in Homestore.com                                                        384            307             77
Provision for income taxes                                                        123             97             26
Minority interest, net of tax                                                       8              4              4
Losses related to equity in Homestore.com, net of tax                               -             20            (20)
                                                                           ----------     ----------    -----------
Income from continuing operations                                          $      253     $      186    $        67
                                                                           ==========     ==========    ===========

Net revenues increased approximately $1.5 billion (61%) during third quarter 2002 principally due to the acquisitions of NRT and Trendwest in April 2002, as well as Galileo in October 2001. NRT contributed revenues of approximately $1.1 billion, while Galileo and Trendwest contributed revenues of $395 million and $142 million, respectively. Such contributions were partially offset by a $275 million (pre-tax) non-cash provision for impairment of our mortgage servicing rights asset ("MSRs"), which is the capitalized value of expected future servicing earnings (see "Results of Reportable Segments - Real Estate Services" for a detailed discussion of this provision). A detailed discussion of revenue trends is included in "Results of Reportable Segments."

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

                                                REVENUES                                  ADJUSTED EBITDA
                               ----------------------------------------      --------------------------------------
                                                                  %                                            %
                                  2002            2001          CHANGE            2002         2001 (d)      CHANGE
                               -----------    ------------   ----------      -----------      ---------     -------
Real Estate Services           $     1,331    $        514            *      $        69 (b)  $     287         *
Hospitality                            671             465            *              205            152         *
Travel Distribution                    432              24            *              129              1         *
Vehicle Services                     1,085           1,036            5%             143             95        51%
Financial Services                     322             338           (5%)            122             58       110%
                               -----------    ------------                   -----------      ---------
Total Reportable Segments            3,841           2,377                           668            593
Corporate & Other (a)                   (2)             12            *              (32)(c)        (23)(e)     *
                               -----------    ------------                   -----------      ---------
Total Company                  $     3,839    $      2,389           61%     $       636      $     570        12%
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

NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. NINE MONTHS ENDED SEPTEMBER 30, 2001

RESULTS OF CONSOLIDATED OPERATIONS

Our consolidated results from continuing operations comprised the following:

                                                                              2002           2001         CHANGE
                                                                           ----------     ----------    -----------
Net revenues                                                               $   10,238     $    6,119    $     4,119
                                                                           ----------     ----------    -----------

Expenses, excluding other charges and non-program related interest, net         8,478          4,903          3,575
Other charges                                                                     289            299            (10)
Non-program related interest, net                                                 194            180             14
                                                                           ----------     ----------    -----------
Total expenses                                                                  8,961          5,382          3,579
                                                                           ----------     ----------    -----------
Gains on dispositions of businesses                                                 -            436           (436)
                                                                           ----------     ----------    -----------
Losses on dispositions of businesses                                                -             (1)             1
                                                                           ----------     ----------    -----------
Income before income taxes, minority interest and
   equity in Homestore.com                                                      1,277          1,172            105
Provision for income taxes                                                        427            427              -
Minority interest, net of tax                                                      16             22             (6)
Losses related to equity in Homestore.com, net of tax                               -             56            (56)
                                                                           ----------     ----------    -----------
Income from continuing operations                                          $      834     $      667    $       167
                                                                           ==========     ==========    ===========

Net revenues increased approximately $4.1 billion (67%) during the nine months ended September 30, 2002 principally due to the acquisitions of NRT in April 2002, Galileo in October 2001 and Avis Group Holdings in March 2001, as well as Trendwest in April 2002 and Fairfield Resorts, Inc. in April 2001. NRT, Galileo and Avis contributed revenue growth of $2.0 billion, $1.2 billion and $605 million, respectively, while Trendwest and Fairfield contributed revenue growth of $235 million and $138 million, respectively. Such growth was partially offset by a $275 million (pre-tax) non-cash provision for impairment of the carrying value of our mortgage servicing rights, which is the capitalized value of expected future servicing earnings (see "Results of Reportable Segments - Real Estate Services" for a detailed discussion of this provision). A detailed discussion of revenue trends is included in "Results of Reportable Segments."

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

RESULTS OF REPORTABLE SEGMENTS

                                                REVENUES                                  ADJUSTED EBITDA
                               ----------------------------------------      -----------------------------------------
                                                                  %                                              %
                                  2002            2001          CHANGE          2002          2001 (D)         CHANGE
                               -----------    ------------   ----------      -----------     ---------       ---------
Real Estate Services           $     3,181    $      1,328        *          $       574(b)  $     650 (e)       *
Hospitality                          1,640           1,152        *                  490           409           *
Travel Distribution                  1,314              74        *                  405             6           *
Vehicle Services                     3,048           2,443       25%                 336           276 (f)      22%
Financial Services                   1,052           1,060       (1%)                374           259          44%
                               -----------    ------------                   -----------     ---------
Total Reportable Segments           10,235           6,057                         2,179         1,600
Corporate & Other (a)                    3              62        *                  (82)(c)       (56)(g)
                               -----------     -----------                   -----------     ---------
   *
Total Company                  $    10,238    $      6,119       67%         $     2,097     $   1,544          36%
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

Revenues and Adjusted EBITDA in nine months 2002 were negatively impacted by a $275 million non-cash provision for impairment of the carrying value of our mortgage servicing rights asset, which is the capitalized value of expected future servicing fees (see "Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001 - Real Estate Services" discussion above).

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

HOSPITALITY
Revenues and Adjusted EBITDA increased $488 million and $81 million, respectively, primarily due to the acquisitions of Fairfield Resorts in April 2001, Trendwest in April 2002 and Equivest in February 2002 and certain other vacation rental companies abroad in 2002 and 2001. Fairfield (for the first quarter of 2002 - the period in which no comparable results were included in
2001), Trendwest, Equivest and the acquired vacation rental companies, contributed incremental revenues of $138 million, $235 million, $83 million, and $24 million, respectively and Adjusted EBITDA of $18 million, $54 million, $21 million and $2 million, respectively, in nine months 2002 compared with the prior year period. Excluding the impact from these acquisitions, revenues increased $8 million while Adjusted EBITDA declined $14 million year-over-year. Organic growth within our Vacation Rental Group contributed incremental revenues of $14 million in nine months 2002, due to an increase in vacation weeks sold, primarily attributable to improved direct marketing efforts. Timeshare subscription and transaction revenues increased $27 million (9%), primarily due to increases in exchange transactions and the average exchange fee. During nine months 2002, we recognized an incremental $20 million of income from providing the financing on timeshare unit sales at our Fairfield subsidiary. The additional financing income was generated as a result of a greater margin realized on contract sales as we benefited from a lower interest rate environment in nine months 2002 compared with the prior year period. Results within our lodging franchise operation continued to be suppressed subsequent to the September 11, 2001 terrorist attacks and their impact on the travel industry. Accordingly, royalties and marketing fund revenues within our lodging franchise operations were down $20 million (6%) in nine months 2002 compared with nine months 2001. However, comparable year-over-year occupancy levels in our franchised lodging brands have shown improvement during the nine months ended September 30, 2002. In addition, Preferred Alliance revenues and Adjusted EBITDA declined $13 million in nine months 2002 compared with nine months 2001, primarily from contract expirations and a contract termination payment received in the prior year. Excluding acquisitions, operating and administrative expenses within this segment increased approximately $23 million in nine months 2002, principally to support continued volume-related growth in our timeshare exchange business.

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

VEHICLE SERVICES
Revenues and Adjusted EBITDA increased $605 million (25%) and $60 million (22%), respectively, in nine months 2002 versus the comparable prior year period. We acquired Avis Group Holdings (comprised of the Avis rental car business and fleet management operations) on March 1, 2001. Prior to the acquisition of Avis, revenues and Adjusted EBITDA of this segment consisted of franchise royalties received from Avis and earnings (losses) from our equity investment in Avis. Avis' operating results were included from the acquisition date forward and therefore included only seven months of results in 2001 (March through September). Accordingly, the Avis acquisition for January and February of 2002 (the period for which no comparable results were included in 2001) contributed incremental revenues and Adjusted EBITDA of $562 million and $5 million, respectively. On a comparable basis, post acquisition (seven months ended September 30, 2002 versus the comparable prior year period), revenues and Adjusted EBITDA increased $43 million and $55 million, respectively. Increased revenues in our Avis car rental business were offset by lower revenues from vehicle leasing activities. For the seven months ended September 30, 2002, Avis car rental revenues increased $82 million (5%), primarily due to a 6% increase in time and mileage revenue per rental day. This was principally supported by an increase in pricing, the impact of which substantially flows directly to Adjusted EBITDA, and increased market share. In our vehicle leasing business, over the same periods, revenues declined $33 million principally due to lower interest expense on vehicle funding, which is substantially passed through to clients and therefore results in lower revenues but has minimal Adjusted EBITDA impact. This was partially offset by an increase in depreciation on leased vehicles which is also passed through to clients. Avis has increased its airport market share during 2002 (See "Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001 - Vehicle Services" for market share statistics through July 2002, the last period for which information is available).

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

FINANCIAL CONDITION

                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                       2002               2001            CHANGE
                                                                 ----------------   ----------------   ------------
Total assets exclusive of assets under management and
   mortgage programs                                             $         19,556   $         21,676   $     (2,120)
Assets under management and mortgage programs                              12,574             11,868            706

Total liabilities exclusive of liabilities under management
   and mortgage programs                                         $         11,047   $         15,207   $     (4,160)
Liabilities under management and mortgage programs                         11,571             10,894            677
Mandatorily redeemable preferred interest                                     375                375              -
Stockholders' equity                                                        9,137              7,068          2,069

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

The following table summarizes such decrease:

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                 -----------------------------------------------
                                                                     2002              2001            CHANGE
                                                                 ------------      -------------    ------------
Cash provided by (used in):
    Operating activities                                         $        431 (a)  $       2,152    $     (1,721)
    Investing activities                                               (1,059)(b)         (4,826)          3,767
    Financing activities                                               (1,195)             4,870          (6,065)
Effects of exchange rate changes on cash and cash equivalents              12                  4               8
Cash provided by discontinued operations                                   74                 80              (6)
                                                                 ------------      -------------    ------------
Net change in cash and cash equivalents                          $     (1,737)     $       2,280    $     (4,017)
                                                                 ============      =============    ============

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

As of September 30, 2002, the credit facilities at the corporate level consisted of:

                                    TOTAL        LETTERS OF      AVAILABLE
                                  CAPACITY      CREDIT ISSUED     CAPACITY
                                  --------      -------------     --------

Maturing in August 2003            $1,250          $  229          $1,021
Maturing in February 2004           1,150             214             936
                                   ------          ------          ------
                                   $2,400          $  443          $1,957
                                   ======          ======          ======

Under the terms of our $1.25 billion facility, the revolving line was reduced by $500 million from its previous capacity of $1.75 billion in August 2002. However, the availability under this facility increased during 2002 primarily as a result of our paying off the entire stockholder litigation settlement liability and thereby reducing the letters of credit issued under the facility.

As of September 30, 2002, available funding arrangements and credit facilities related to our management and mortgage programs consisted of:

                                                              TOTAL         OUTSTANDING       AVAILABLE
                                                             CAPACITY       BORROWINGS        CAPACITY
                                                             --------       ----------        --------
ASSET-BACKED FUNDING ARRANGEMENTS
    AESOP Funding                                            $ 4,801          $ 4,111          $   690
    Chesapeake Funding (formerly Greyhound Funding)            3,427            3,067              360
    Mortgage warehouse facilities(a)                             690              326              364
                                                             -------          -------          -------
                                                               8,918            7,504            1,414
                                                             -------          -------          -------

CREDIT FACILITIES
    Maturing in November 2002                                    125               --              125
    Maturing in February 2004                                    750               --              750
    Maturing in February 2005                                    750               --              750
                                                             -------          -------          -------
                                                               1,625               --            1,625
                                                             -------          -------          -------
                                                             $10,543          $ 7,504          $ 3,039
                                                             =======          =======          =======

-------
(a) Our mortgage business maintains facilities with a total capacity of $600 million, outstanding borrowings of $244 million and available capacity of $356 million. Our real estate brokerage business maintains facilities with a total capacity of $90 million, outstanding borrowings of $82 million and available capacity of $8 million.

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

Corporate indebtedness, excluding the Upper DECS of $863 million, consisted of:

                                           EARLIEST       FINAL
                                          REDEMPTION     MATURITY       SEPTEMBER 30,    DECEMBER 31,
                                             DATE          DATE             2002             2001         CHANGE
                                        -------------  -------------    -------------    ------------   -----------
7 3/4% notes                            December 2003  December 2003    $       1,042    $      1,150   $      (108)
6.875% notes                             August 2006    August 2006               850             850             -
11% senior subordinated notes              May 2009       May 2009                554             584           (30)
3?% convertible senior debentures       November 2004  November 2011            1,200           1,200             -
Zero coupon senior convertible
   contingent notes                     February 2004  February 2021              417             920          (503)
Zero coupon convertible debentures         May 2003      May 2021               1,000           1,000             -
3% convertible subordinated notes       February 2002  February 2002                -            390           (390)
Net hedging gains  (*)                                                             95             11             84
Other                                                                              51             27             24
                                                                        -------------    -----------    -----------
Total corporate debt, excluding Upper DECS                              $       5,209    $     6,132    $      (923)
                                                                        =============    ===========    ===========

----------------
(*) Represents derivative gains resulting from fair value hedges, of which $56 million had been realized as of September 30, 2002 and will be amortized by us as an offset to interest expense.

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

Debt related to our management and mortgage programs consisted of:

                                 SEPTEMBER 30,     DECEMBER 31,
                                     2002             2001             CHANGE
                                    -------          -------          -------
SECURED BORROWINGS
  Term notes                        $ 6,772          $ 6,237          $   535
  Short-term borrowings                 617              582               35
  Commercial paper                       --              120             (120)
  Other                                 359              295               64
                                    -------          -------          -------
Total secured borrowings              7,748            7,234              514
                                    -------          -------          -------
UNSECURED BORROWINGS
  Medium-term notes                   1,401              679              722
  Short-term borrowings                 253              983             (730)
  Commercial paper                    1,128              917              211
  Other                                  27               31               (4)
                                    -------          -------          -------
Total unsecured borrowings            2,809            2,610              199
                                    -------          -------          -------
                                    $10,557          $ 9,844          $   713
                                    =======          =======          =======

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

Currently our credit ratings are as follows:

                                         MOODY'S
                                         INVESTOR     STANDARD       FITCH
                                          SERVICE     & POOR'S      RATINGS
                                          -------     --------      -------
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

Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

     o terrorist attacks, such as the September 11, 2001 terrorist attacks on New York City and Washington, D.C., other attacks, acts of war; or measures taken by governments in response thereto may negatively affect the travel industry, our financial results and could also result in a disruption in our business;

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

     o filing of bankruptcy by or the loss of business of any of our significant customers, including our airline customers; and o changes in laws and regulations, including changes in accounting standards and privacy policy regulation.

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

PART II - OTHER INFORMATION

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


                                          CENDANT CORPORATION

                                          /s/ Kevin M. Sheehan
                                          -------------------------------
                                          Kevin M. Sheehan
                                          Senior Executive Vice President and
                                          Chief Financial Officer



                                          /s/ Tobia Ippolito
                                          -------------------------------
                                          Tobia Ippolito
                                          Executive Vice President and
                                          Chief Accounting Officer




Date:   December 19, 2002

                                 CERTIFICATIONS


I, Henry R. Silverman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Cendant Corporation;

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


Date: December 19, 2002

                             /s/ Henry R. Silverman
                             ----------------------
                             Chief Executive Officer

I, Kevin M. Sheehan, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Cendant Corporation;

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


Date: December 19, 2002

                             /s/ Kevin M. Sheehan
                             -----------------------
                             Chief Financial Officer

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

10.15 Three Year Competitive Advance and Revolving Credit Agreement dated as of December 10, 2002 among Cendant Corporation, as Borrower, the lenders referred to therein, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and The Bank of Nova Scotia, Citibank, N.A. and Barclays Bank Plc, as Co-Documentation Agents (incorporated by reference to the Company's Current Report on Form 8-K filed on December 11, 2002).

12            Statement Re: Computation of Ratio of Earnings to Fixed Charges.

15            Letter Re: Unaudited Interim Financial Information.

99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.