Form 10-K
period 2002-12-31
CENDANT CORP
filed 2003-03-05
CIK 723612

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2): Yes /x/    No / /

The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the New York Stock Exchange on June 28, 2002 was $16,371,796,533. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

The number of shares outstanding of the Registrant's common stock was 1,030,114,542 as of January 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be mailed to stockholders in connection with our annual stockholders meeting held on May 20, 2003 (the "Annual Proxy Statement") are incorporated by reference into Part III hereof.

DOCUMENT CONSTITUTING PART OF SECTION 10(A) PROSPECTUS
FOR FORM S-8 REGISTRATION STATEMENTS

This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

TABLE OF CONTENTS

Item	Description	Page
	PART I
1	Business	5
2	Properties	35
3	Legal Proceedings	37
4	Submission of Matters to a Vote of Security Holders	39
	PART II
5	Market for the Registrant's Common Equity and Related Stockholder Matters	40
6	Selected Financial Data	41
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	42
7a	Quantitative and Qualitative Disclosures about Market Risk	78
8	Financial Statements and Supplementary Data	79
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
	PART III
10	Directors and Executive Officers of the Registrant	79
11	Executive Compensation	79
12	Security Ownership of Certain Beneficial Owners and Management	79
13	Certain Relationships and Related Transactions	79
14	Controls and Procedures	79
	PART IV
15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	80
	Signatures
	Certifications

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

  •
  terrorist attacks, such as the September 11, 2001 terrorist attacks on New York City and Washington, D.C., other attacks, acts of war or measures taken by governments in response thereto may negatively affect the travel industry, our financial results and could also result in a disruption in our business;

  •
  the effect of economic or political conditions or any outbreak or escalation of hostilities on the economy on a national, regional or international basis and the impact thereof on our businesses;

  •
  the effects of a decline in travel, due to political instability, adverse economic conditions or otherwise, on our travel related businesses;

  •
  the effects of a decline in the volume or value of U.S. existing home sales, due to adverse economic changes or otherwise, on our real estate related businesses;

  •
  the effects of changes in current interest rates, particularly on our real estate franchise, real estate brokerage and mortgage businesses;

  •
  the final resolution or outcome of our unresolved pending litigation relating to the previously announced accounting irregularities and other related litigation;

  •
  our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

  •
  competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;

  •
  failure to reduce quickly our substantial technology costs and other overhead costs in response to a reduction in revenue, particularly in our computer reservations, global distribution systems, car rental and real estate brokerage businesses;

  •
  our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster;

  •
  our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, including the acquisitions of Trendwest Resorts, Inc. and substantially all of the assets of Budget Group, Inc., the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;

  •
  our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

  •
  competitive and pricing pressures in the travel industry, including the car rental and global distribution services industries;

  •
  changes in the vehicle manufacturer repurchase arrangements in our Avis and Budget car rental business;

  •
  filing of bankruptcy by or the loss of business of any of our significant customers, including our airline customers, and the ultimate disposition of UAL Corporation's bankruptcy reorganization; and

  •
  changes in laws and regulations, including changes in accounting standards, global distribution services rules, telemarketing and timeshare sales regulations, state and federal tax laws and privacy policy regulation.

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

We are one of the foremost providers of travel and real estate services in the world. Our businesses provide a wide range of consumer and business services and are intended to complement one another and create cross-marketing opportunities both within and among our following five business segments:

  •
  Our Real Estate Services segment franchises the real estate brokerage businesses of the CENTURY 21®, Coldwell Banker®, Coldwell Banker Commercial® and ERA® brands; provides real estate brokerage services under our franchise brands through NRT Incorporated; provides home buyers with mortgages through Cendant Mortgage Corporation; provides settlement services, including, title, appraisal review and closing services through Cendant Settlement Services Group; and assists in employee relocations through Cendant Mobility Services Corporation.

  •
  Our Hospitality segment operates the Days Inn®, Ramada® (in the United States and Canada), Super 8 Motel®, Howard Johnson®, Wingate Inn®, Knights Inn®, Travelodge® (in North America), Villager Group and AmeriHost Inn® lodging franchise systems; facilitates the sale and development of vacation ownership intervals through Fairfield Resorts, Inc. and Trendwest Resorts, Inc.; facilitates the exchange of vacation ownership intervals through Resort Condominiums International, LLC; and markets vacation rental properties in Europe through our subsidiaries Holiday Cottages, Cuendet, Welcome Holidays, Novasol and the International Life Leisure Group.

  •
  Our Travel Distribution segment provides global distribution and computer reservation services to airlines, hotels, car rental companies and other travel suppliers; provides our travel agent customers the ability to electronically access airline schedule and fare information, book reservations, and issue tickets through Galileo International; provides web based corporate travel solutions through Highwire; provides reservations processing, connectivity and information management services through WizCom, TRUST International and THOR; provides travel marketing information to airline clients through Shepherd Systems; and provides travel services through Cendant Travel, Cheap Tickets®, Lodging.comsm and through our relationship with Trip Network, Inc. and its online web travel sites, cheaptickets.com® and trip.comsm.

  •
  Our Vehicle Services segment operates and franchises our Avis® and Budget® vehicle rental businesses; and provides fleet management and fuel card services to corporate clients and government agencies through PHH Arval and Wright Express.

  •
  Our Financial Services segment provides enhancement packages to financial institutions and insurance-based products to consumers through Progeny Marketing Innovations Inc. (successor in interest to FISI*Madison LLC and Benefit Consultants, Inc.); provides long term care insurance to consumers through Long Term Preferred Care, Inc.; provides loyalty solutions to businesses through Cims Ltd.; operates and franchises tax preparation services through Jackson Hewitt Inc.; and provides a variety of membership programs offering discounted products and services to consumers through our relationship with Trilegiant Corporation.

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

We were created through the merger of HFS Incorporated into CUC International, Inc. in December 1997 with the resultant corporation being renamed Cendant Corporation. Our principal executive office is located at 9 West 57th Street, New York, New York 10019 (telephone number: (212) 413-1800). We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Commission and certain of our officers and directors file statements of change in beneficial ownership on Form 4 with the Commission. Such reports, proxy statements and other information and such Form 4s can be accessed on our Web site at www.cendant.com. A copy of our Code of Ethics, as defined under Item 406 of Regulation S-K, Corporate Governance Guidelines, Director Independence Criteria and Board Committee Charters can also be accessed on our Web site. We will provide, at no cost, a copy of our Code of Ethics upon request by phone or in writing at the above phone number or address, attention: Investor Relations.

SEGMENTS

REAL ESTATE SERVICES SEGMENT (33%, 22% and 34% of revenue for 2002, 2001 and 2000, respectively)

Real Estate Franchise Business (5%, 7% and 14% of revenue for 2002, 2001 and 2000, respectively)

Our Real Estate Franchise Group is the world's largest real estate brokerage franchisor and was involved in one in four single-family homes bought or sold in the United States in 2002. We franchise real estate brokerage businesses under the following franchise systems:

  •
  CENTURY 21, the world's largest residential real estate brokerage franchisor, with approximately 6,600 franchise offices and approximately 108,000 active sales agents located in 41 countries and territories;

  •
  Coldwell Banker, one of the world's leading brands for the sale of million-dollar-plus homes and the third largest residential real estate brokerage franchisor, with approximately 3,400 franchise offices in the United States, Canada and 19 other countries and approximately 105,000 sales agents;

  •
  ERA, a leading residential real estate brokerage franchisor, with approximately 2,500 franchise offices, and more than 27,000 sales agents located in 32 countries; and

  •
  Coldwell Banker Commercial, a leading commercial real estate brokerage franchisor with approximately 100 franchise offices, and approximately 700 sales agents in the United States.

Royalty and marketing fees on commissions from real estate transactions comprise the primary component of revenue for our real estate franchise business. We also offer service providers an opportunity to market their products to our brokers through our Preferred Alliancesm program. To participate in this program, service providers generally pay us an up-front fee, commissions or both.

Through NRT, we own and operate approximately 950 of the Coldwell Banker, ERA and Coldwell Banker Commercial offices referred to above. NRT pays royalty and marketing fees to our Real Estate Franchise Group in connection with its operation of these offices.

Each of our brands has a consumer Web site that offers real estate listings, contacts and services. century21.com, coldwellbanker.com, coldwellbankercommercial.com and era.com are the official Web sites for the CENTURY 21, Coldwell Banker, Coldwell Banker Commercial and ERA real estate franchise systems, respectively. In addition, all of the aggregated listings of our CENTURY 21, Coldwell Banker and ERA national real estate franchises are available through the Realtor.com Web site.

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

Competition.    Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. Our largest national competitors in this industry include the Prudential, GMAC Real Estate and RE/MAX real estate brokerage brands. In addition, a real estate broker may choose to affiliate with a regional chain or choose not to affiliate with a franchisor but to remain independent. We believe that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value and quality of the brand and services offered to franchisees.

The ability of our real estate brokerage franchisees to compete in the industry is important to our prospects for growth. The ability of an individual franchisee to compete may be affected by the location and real estate agent service quality of its office, the number of competing offices in the vicinity, its affiliation with a recognized brand name, community reputation and other factors. A franchisee's success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our results of operations is generally reduced by virtue of the diverse geographical locations of our franchisees. At December 31, 2002, the combined real estate franchise systems had approximately 8,200 franchised brokerage offices in the United States and approximately 12,600 offices worldwide. The real estate franchise systems have offices in 57 countries and territories in North and South America, Europe, Asia, Africa and Australia.

Real Estate Brokerage Business    (20% of revenue for 2002)

On April 17, 2002, we acquired the common stock of NRT Incorporated. NRT was originally organized as a joint venture between us and Apollo Management, L.P. Apollo owned 100% of the common stock of NRT and we owned all of NRT's preferred stock, a portion of which was convertible into an equal equity ownership with Apollo. The purchase price was approximately $230 million which we satisfied by delivering 11.5 million shares of CD common stock. We also repaid approximately $320 million of NRT's debt. Prior to our acquisition of the NRT common stock, NRT was the largest real estate franchisee in our brokerage system based on gross commission income and represented approximately 43% of the Real Estate Franchise Group revenue for 2002. NRT will continue to pay royalty and marketing fees to our Real Estate Franchise Group and such fees are not reflected in the percentage of revenue set forth above. Subsequent to our acquisition of NRT, NRT acquired 20 other real estate brokerage operations for approximately $399 million, including Clearwater, Florida-based Arvida Realty Services for approximately $160 million in cash and The DeWolfe Companies, Inc., based in New England, for approximately $146 million in cash. NRT converts acquired real estate brokerages to either Coldwell Banker or ERA brand names and integrates their operations as soon as practical after acquisition.

As a result of our acquisition of NRT, we now operate the largest real estate brokerage firm in the United States based on sales volume. We operate approximately 950 full service real estate brokerage offices nationwide under the COLDWELL BANKER and ERA brand names offering assistance with the sale and purchase of properties. As a full service real estate brokerage offering one-stop shopping to consumers, we promote the services of Cendant Mortgage, Cendant Mobility and Cendant Settlement Services Group.

Sales commissions, which we generally receive at the closing of real estate transactions, usually range from approximately 5% to 7% of the sales price. In transactions in which we act as broker on one side of a transaction (either the buying side or the selling side) and a third-party is acting as broker on the other side of the transaction, we typically must share with the other broker 50% of the sales commission. Sales associates generally receive between 60% and 80% of such commissions.

Growth.    In addition to organic growth, our strategy is to grow through the acquisition of independent real estate brokerages and then convert them to one of our real estate franchise brands. We believe that approximately 80% of real estate brokerages are currently independent.

Competition.    The residential real estate brokerage industry is highly competitive, particularly in the densely populated metropolitan areas in which NRT operates. In addition, the industry has relatively low barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as internet-based listing services. Companies compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and to a lesser extent, brokerage commissions. NRT competes primarily with franchisees of local and regional real estate franchisors; franchisees of our brands and of other national real estate franchisors, such as the RE/MAX, GMAC Real Estate and Prudential real estate brokerage brands; regional independent real estate organizations, such as Weichert, Realtors and Long & Foster Real Estate; and smaller niche companies competing in local areas.

Mortgage Business (3%, 9% and 10% of revenue for 2002, 2001 and 2000, respectively)

Cendant Mortgagesm is a centralized mortgage lender conducting business in all 50 states. We focus on retail mortgage originations in which we issue mortgages directly to consumers as opposed to purchasing closed loans from third parties. Our originations are derived from three principal business channels: real estate brokers, financial institutions or "private label" and relocation. In the real estate brokerage channel, we originate, sell and service residential first and second mortgage loans in the United States through Cendant Mortgage Corporation, Century 21 Mortgage®, Coldwell Banker Mortgage and ERA Mortgage. Through this channel, we originated approximately 31% of our mortgages in 2002. Our financial institutions or "private label" channel, which includes outsourcing arrangements with Merrill Lynch Credit Corporation and American Express Centurion Bank, among others, generated approximately 65% of our mortgages in 2002. We believe that we are the largest provider of private label mortgage originations. The relocation channel offers mortgages to employees being relocated through Cendant Mobility and generated 4% of our originations in 2002. We receive fees in connection with our loan originations, mortgage sales and mortgage servicing.

For 2002, Cendant Mortgage was the fourth largest purchase lender of retail originated residential mortgages, the sixth largest retail lender of residential mortgages in the United States and the ninth largest overall mortgage originator.

We market our mortgage products through:

  •
  an 800-number teleservices operation under programs for real estate organizations (Phone In, Move In®) and relocation clients and private label programs for financial institutions, which, together with our Web interface described below, typically accounts for approximately 70% of our originations;

  •
  a Web interface, containing educational materials, rate quotes and a full mortgage application;

  •
  field sales professionals with processing, underwriting and other origination activities generally located in real estate offices around the U.S. equipped with software to obtain product information, quote interest rates and to help customers prepare mortgage applications, which typically account for approximately 15% of our originations; and

  •
  purchasing closed loans from financial institutions and mortgage banks after underwriting the loans, which typically accounts for approximately 15% of our originations.

Cendant Mortgage customarily sells all mortgages it originates to investors (which include a variety of institutional investors) generally within an average of 30-60 days, either as individual loans, mortgage-backed securities or participation certificates issued or guaranteed by Fannie Mae Corp., the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Approximately 85% of the mortgages that we typically have available for resale conform to the standards of Fannie Mae Corp., the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Cendant Mortgage earns revenue from the sale of the mortgage loans to investors, as well as on the servicing of the loans for investors. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage related expenses such as taxes and insurance, and administering our mortgage loan servicing portfolio.

Growth.    Our strategy is to increase sales by expanding all of our sources of business with emphasis on our private label program and purchase mortgage volume through our teleservices and Internet programs. Purchase mortgage volume has grown from approximately $1 billion in 1990 to approximately $28.5 billion in 2002. The Phone In, Move In program was developed in 1997 and has been established nationwide. We also expect to expand our volume of mortgage originations resulting from corporate employee relocations through increased linkage with Cendant Mobility and increasing our marketing programs within NRT and our real estate brokerage franchise systems. Each of these growth opportunities is driven by our low cost teleservices platform. The competitive advantage of using a centralized, efficient and high quality teleservices platform allows us to more cost effectively capture a greater percentage of the highly fragmented mortgage marketplace.

Competition.    Competition is based on service, quality, products and price. Cendant Mortgage has increased its share of retail mortgage originations in the United States to 5% in 2002 from 4.4% in 2001. The mortgage industry is highly fragmented and, according to Inside Mortgage Finance, the industry leader for 2002 reported a 16% share in the United States. Competitive conditions can also be impacted by shifts in consumer preference for variable rate mortgages from fixed rate mortgages, depending upon the current interest rate market.

Settlement Services Business    (2% and 1% of revenue for 2002 and 2001, respectively)

Our Cendant Settlement Services Group provides settlement services for residential real estate transactions, including title and appraisal review and closing services throughout the United States. More specifically:

  •
  We sell title insurance to property buyers and mortgage lenders on behalf of national underwriters. This is accomplished through a centralized title agency licensed in 31 states, and through wholly and partially owned agency operations with physical locations in 13 states. We receive a commission on each policy sold, which is on average 85% of the one time title premium payable at issuance, and, absent our negligence, we are only typically liable for the first $5,000 of loss for such policies.

  •
  We manage a network of closing agents, some of whom are our employees, and attorneys to close loans and clear title defects.

  •
  We provide title and appraisal review services and manage a network of professional licensed appraisers.

  •
  We also provide property tax tracking services, flood zone determinations for properties and facilitate the ordering of credit reports for lenders.

We derive revenue for this business through fees charged in real estate transactions for rendering the services described above.

Growth.    Our Settlement Services Business intends to grow through leveraging the cross-selling opportunities presented by our other residential real estate businesses, including through our owned brokerage operations. We plan to continue to focus on cross-selling opportunities as well as through expanded geographic coverage to capture additional business.

Competition.    The settlement services business is highly competitive and fragmented. The number and size of competing companies vary in the different areas in which we conduct business. Generally, in metropolitan and suburban localities, we compete with other title insurers, title agents and other vendor management companies. Our largest national competitors include Fidelity National Title Insurance Company, Land America Title Insurance Company, Stewart Title Guaranty Company, First American Title Insurance Company and Old Republic Title Insurance Group. In addition, numerous agency operations provide competition on the local level.

Relocation Business (3%, 5% and 10% of revenue for 2002, 2001 and 2000, respectively)

Cendant Mobility® is the largest provider of outsourced corporate employee relocation services in the world and assists more than 112,000 affinity customers, transferring employees and global assignees annually, including over 21,000 transferring employees internationally each year in over 120 countries.

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

Clients pay a fee for the services performed and/or permit Cendant Mobility to retain referral fees collected from brokers. The majority of our clients pay interest on home equity advances and reimburse all costs associated with our services, including, if necessary, repayment of home equity advances and reimbursement of losses on the sale of homes purchased. This limits our exposure on such items to the credit risk of our corporate clients and not on the potential changes in value of residential real estate. We believe such risk is minimal due to the credit quality of our corporate clients. In addition, the holding period for U.S. homes we purchased in 2002, on behalf of our clients, was 48 days. In transactions where we assume the risk for losses on the sale of homes (primarily U.S. Federal government agency clients), which comprise less than 4% of net revenue for our relocation business, we control all facets of the resale process, thereby limiting our exposure.

Our group move management service provides coordination for moves involving a large number of employees over a short period of time. Our household goods moving service, with over 61,000 shipments annually, provides support for all aspects of moving an employee's household goods. We also handle insurance and claim assistance, invoice auditing and quality control of van line, driver and overall service.

Our affinity services provide real estate and relocation services, including home buying and selling assistance, as well as mortgage assistance and moving services, to organizations, such as insurance and airline companies that have established members. Often these organizations offer our affinity services to their members at no cost. This service helps the organizations attract new members and retain current members. Personal assistance is provided to over 58,000 individuals, with approximately 27,000 real estate transactions annually.

Growth.    Our strategy is to grow by generating business from corporations and U.S. Federal government agencies seeking to outsource their relocation function due to downsizing, cost containment initiatives and increased need for expense tracking. This strategy includes expanding our business as a lower cost provider by focusing on operational improvements and collecting fees from our supplier partners to whom we refer business. We also seek to grow our affinity services business by increasing the number of accounts as well as through higher penetration of existing accounts.

Competition.    Competition is based on service, quality and price. We are a leader in the United States, United Kingdom, and Australia/Southeast Asia for outsourced relocations. In the United States, we compete with in-house relocation solutions and with numerous providers of outsourced relocation services, the largest of which is Prudential Relocation Management. Internationally, we compete with in-house solutions, local relocation providers and the international accounting firms.

Real Estate Services Seasonality

The principal sources of revenue for our real estate franchise, brokerage, mortgage and settlement services businesses are based upon the timing of residential real estate sales, which are generally lower in the first calendar quarter each year. The principal sources of revenue for our relocation business are based upon the timing of transferee moves, which are generally lower in the first and last quarter of each year.

Real Estate Services Trademarks and Intellectual Property

The trademarks "CENTURY 21", "Coldwell Banker", "Coldwell Banker Commercial", "ERA", "Cendant Mobility", and "Cendant Mortgage" and related trademarks and logos are material to our real estate franchise, relocation and mortgage businesses, respectively. Our franchisees and subsidiaries in our real estate services business actively use these marks and all of the material marks are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where these businesses have significant operations and are owned by us.

Real Estate Services Employees

The businesses that make up our Real Estate Services segment employed approximately 20,000 people as of December 31, 2002.

HOSPITALITY SEGMENT    (16%, 18% and 21% of revenue for 2002, 2001 and 2000, respectively)

Lodging Franchise Business (3%, 5% and 11% of revenue for 2002, 2001 and 2000, respectively)

We are the world's largest hotel franchisor, operating nine lodging franchise systems.

The lodging industry can be divided into four broad sectors based on price and services: upper upscale, with room rates above $110 per night; upscale, with room rates between $80 and $110 per night; middle market, with room rates generally between $55 and $79 per night; and economy, with room rates generally less than $55 per night. The following is a summary description of our lodging franchise systems properties that are open and operating as of December 31, 2002, including the average occupancy rate, average room rate and total room revenue divided by total available rooms for each property, in each case for 2002. We do not own or operate hotel properties. Information regarding such properties is derived from information we receive from our franchisees.

Brand	Primary Domestic Sector Served	Avg. Rooms Per Property	# of Properties	# of Rooms	Location*	Average Occupancy Rate	Average Room Rate	Total Room Revenue/ Available Rooms
AmeriHost	Middle Market	68	94	6,371	U.S. Only	55.8%	$56.98	$31.79
Days Inn	Upper Economy	84	1,902	158,824	U.S. and International(1)	46.1%	$53.32	$24.58
Howard Johnson	Middle Market	97	476	45,964	U.S. and International(2)	46.1%	$59.37	$27.37
Knights Inn	Lower Economy	79	210	16,622	U.S. and International(3)	42.8%	$38.11	$16.31
Ramada	Middle Market	120	971	116,098	U.S. and International(4)	43.5%	$61.62	$26.80
Super 8 Motel	Economy	61	2,083	126,862	U.S. and International(5)	52.3%	$47.34	$24.76
Travelodge	Upper Economy	78	565	44,264	U.S. and International(6)	46.4%	$53.59	$24.87
Villager	Lower Economy	107	91	9,724	International(7)	46.6%	$29.51	$13.75
Wingate Inn	Upper Middle Market	94	121	11,368	U.S. and International(8)	57.1%	$71.42	$40.78

Total			6,513	536,097	Total Average:			$25.28

*
Description of rights owned or licensed.
(1)
73 properties located in Canada and 45 properties located in Argentina, China, Czech Republic, Egypt, England, Hungary, India, Jordan, Mexico, Philippines, South Africa and Uruguay.
(2)
41 properties located in Canada, and 37 properties located in Argentina, China, Columbia, Dominican Republic, Dutch Antilles, Ecuador, England, Ireland, Israel, Jordan, Malta, Mexico, Oman, Venezuela and United Arab Emirates.
(3)
Seven properties located in Canada.
(4)
Limited to the Continental U.S., Alaska, Hawaii and Canada.
(5)
94 properties located in Canada.
(6)
115 properties located in Canada and two properties located in Mexico.
(7)
Two properties located in Canada and one property located in Mexico.
(8)
One property located in Canada.

Our Lodging Franchise Business derives substantially all of its revenue from franchise fees, which are comprised of royalty and marketing/reservation fees and are normally charged as a percentage of the franchisee's gross room revenue. The royalty fee is intended to cover our operating expenses and the cost of the trademark, such as expenses incurred for franchise services, including quality assurance, administrative support and design and construction advice, and to provide the franchisor with operating profits. The marketing/reservation fee is intended to reimburse the franchisor for expenses associated with providing such franchise services as a central reservation system, national advertising and marketing programs and certain training programs. Since we do not own or operate hotel properties (we derive our revenue for this business from franchise fees), we do not incur renovation expenditures. Renovation costs are the obligation of each franchisee. Similar to our Real Estate Franchise Business, our Lodging Franchise Business also derives revenue through our Preferred Alliance Program.

Our lodging franchisees are dispersed geographically, which minimizes our exposure to any one hotel owner or geographic region. Of the more than 6,500 properties and approximately 4,800 franchisees in our lodging systems, no individual hotel owner accounts for more than 2% of our franchised lodging properties.

Growth.    The sale of long-term franchise agreements to operators of existing and newly constructed hotels is the leading source of revenue and earnings growth in our lodging franchise business. We believe that 30% of hotel owners in the United States are independent.

We market franchises principally to independent hotel and motel owners, as well as to owners who have the right to terminate franchise affiliations of their properties with other hotel brands. We believe that our existing franchisees also represent a significant potential growth opportunity because many own, or may own in the future, other hotels, which can be converted to our brand names. Accordingly, a significant factor in our sales strategy is maintaining the satisfaction of our existing franchisees by providing quality services. We employ a national franchise sales force, compensated primarily through commissions, consisting of approximately 80 sales personnel.

We seek to expand our franchise systems on an international basis through license agreements with developers, franchisors and franchisees based outside the United States. As of December 31, 2002, our franchising subsidiaries (other than Ramada and AmeriHost) have entered into international licensing agreements for part or all of approximately 23 countries on five continents.

Central Reservation Systems.    The lodging business is characterized by remote purchasing through travel agencies and through the use by consumers of toll-free telephone numbers and the Internet. We maintain four reservation centers that are located in Knoxville, Tennessee; Aberdeen, South Dakota; Saint John, New Brunswick, Canada; and Cork, Ireland. In 2002, our brand Web sites had approximately 264 million page views and booked an aggregate of approximately 3.7 million roomnights from Internet booking sources, compared with approximately 222 million page views and 2.0 million roomnights booked in 2001, increases of 19% and 85%, respectively.

Competition.    Competition among the national lodging brand franchisors to grow and maintain their franchise systems is intense. Our largest national lodging brand competitors are the Holiday Inn and Best Western brands and Choice Hotels, which franchises seven brands, including the Comfort Inn, Quality Inn and Econo Lodge brands. Our Days Inn, Travelodge and Super 8 brands compete with brands, including Comfort Inn, Red Roof Inn and Econo Lodge, in the economy sector. Our Ramada, Howard Johnson, Wingate Inn and AmeriHost Inn brands compete with brands including Holiday Inn and Hampton Inn in the middle market sector. Our Knights Inn and Travelodge brands compete with Motel 6 and similar properties. In addition, a lodging facility owner may choose not to affiliate with a franchisor but to remain independent.

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

Timeshare Exchange Business (4%, 6% and 10% of revenue for 2002, 2001 and 2000, respectively)

Our Resort Condominiums International LLC ("RCI") subsidiary is a leading provider of timeshare vacation exchange opportunities and services for approximately 3 million timeshare subscribers from more than 3,700 resorts in nearly 100 countries around the world. Our RCI® business consists primarily of the operation of two exchange programs for owners of condominium timeshares at affiliated resorts both in and outside the U.S., the operation of a vacation rental network consisting of vacation inventory available for rent to consumers, the publication of magazines and other periodicals related to the vacation and timeshare industry, travel-related services and resort management. RCI has significant operations in North America, Europe, the Middle East, Latin America, Southern Africa, Australia and the Pacific Rim. RCI charges its subscribers an annual subscription fee and an exchange fee for each exchange resulting in fees totaling approximately $425 million during 2002 and generated approximately $65 million from resort management services.

Growth.    The timeshare exchange industry has experienced significant growth over the past decade. We believe that the factors driving this growth include the demographic trend toward older, more affluent Americans who travel more frequently; the entrance of major hospitality and entertainment companies into timeshare development; a worldwide acceptance of the timeshare concept; and an increasing focus on leisure activities, family travel and a desire for value, variety and flexibility in a vacation experience. We believe that future growth of the timeshare exchange industry will be determined by general economic conditions both in the United States and worldwide, the public image of the industry, improved approaches to marketing and sales and a greater variety of products and price points. Accordingly, we cannot predict if future growth trends will continue at rates comparable to those of the recent past. RCI members are acquired through developers; as a result, the growth of the timeshare exchange business is dependent on the sale of timeshare units by affiliated resorts. RCI affiliates consist of international brand names and independent developers, owners' associations and vacation clubs.

Competition.    The global timeshare exchange industry is comprised of a number of entities, including resort developers and owners. RCI's competitors include specialized firms such as Interval International Inc., vacation club products, internal exchange programs offered by the Walt Disney Co., Marriott, Starwood, Hilton and Hyatt and regional and local timeshare exchange companies.

Timeshare Sales and Marketing Business (8% and 6% of revenue for 2002 and 2001, respectively)

We acquired our Fairfield subsidiary in April 2001. In the first quarter of 2002, we acquired our Equivest subsidiary for approximately $98 million and in the second quarter of 2002, we acquired our Trendwest subsidiary for approximately $891 million of our common stock (approximately 47.4 million shares) plus the assumption of $89 million of debt. Through these subsidiaries, we are the largest vacation ownership company in the United States in terms of property owners and vacation units constructed. Our vacation ownership business includes sales and marketing of vacation ownership interests, providing consumer financing to individuals purchasing vacation ownership interests and providing property management services to property owners' associations at our resorts. We believe we have a well balanced portfolio of properties with a high degree of geographic and customer diversity, helping to insulate our timeshare operations from regional downturns. We have integrated our Equivest subsidiary into Fairfield. While we intend to operate Fairfield and Trendwest as separate brands, we expect to cross market to all of our timeshare owners and obtain referrals from our lodging and car rental operations. We also continue to evaluate cost savings that could be achieved by consolidating certain administrative functions of our timeshare businesses. We plan to utilize a points-based sales system at all of our timeshare companies to provide our owners with flexibility as to resort location and length of stay. In addition, through Equivest Capital, we are a lender to third party resorts. In 2002, Equivest Capital made loans of $54.2 million to such resorts.

Fairfield Resorts, Inc.    Fairfield sells and markets vacation products that provide quality recreational experiences to its more than 459,000 property owners and customers. As of December 31, 2002, Fairfield's portfolio of resorts consisted of 73 resorts, nine of which are in various stages of construction, located in 21 states and the U.S. Virgin Islands. The average price of a Fairfield vacation ownership interest is $12,500. Timeshare owners pay annual maintenance fees, ranging from $300-$600 per year for the average vacation ownership interest, to a separate property owners' association. These fees are used to replace and renovate furnishings, defray maintenance and cleaning costs and cover taxes, insurance and other related costs. Typically the property owners' associations contract with Fairfield or RCI Resort Management to manage the properties.

Trendwest Resorts, Inc.    Trendwest markets, sells and finances WorldMark®, The Club and WorldMark South Pacific Club vacation ownership interests and also acquires and develops resorts. The 52 properties Trendwest markets are located primarily in the western United States, British Columbia, Mexico, Hawaii and the South Pacific. At December 31, 2002, the Clubs had over 184,940 vacation credit owners. In 2002, the average new owner purchased approximately 6,780 vacation credits for a purchase price of approximately $9,485.

The Clubs.    Trendwest formed WorldMark, The Club and WorldMark South Pacific Club (collectively the "Clubs") in 1989 and 1999, respectively. WorldMark, The Club is a California non-profit mutual benefit corporation and WorldMark South Pacific Club is a registered managed "investment scheme" administered by Trendwest Resorts South Pacific Limited as the Responsible Entity (similar to a trustee under U.S. law) and regulated by the Australian Securities and Investments Commission ("ASIC"). The Clubs own, operate and manage the real property conveyed to the Clubs by Trendwest. Trendwest develops vacation properties and deeds them to the Clubs free and clear of monetary encumbrances in exchange for the exclusive right to sell the vacation credits associated with the properties contributed and retain the proceeds. Our continuing investment in both Clubs results from Trendwest's ownership of unsold vacation credits. The percentage of vacation credits owned by Trendwest in WorldMark, The Club is minimal.

Trendwest has management agreements with the Clubs under which Trendwest acts as the exclusive manager and servicing agent of the vacation owner programs. Trendwest oversees the property management and service levels of the resorts as well as certain administrative functions. As compensation for services, Trendwest, in general, receives a portion of budgeted annual expenses and reserves. The management agreement of WorldMark, The Club provides for automatic one-year renewals unless such renewal is denied by a majority of the voting power of the owners, which excludes Trendwest. The WorldMark South Pacific management agreement provides for automatic 5-year renewals unless such renewals are denied by a majority of the voting power of the owners, which exclude Trendwest. The revenues received by Cendant from Trendwest's management activities for the period from April 30, 2002 (acquisition date) through December 31, 2002 were $1.5 million, net of dues we paid to the Clubs on the unsold vacation credits we own.

FFD Development Company LLC.    Fairfield's timeshare resort development function, consisting of property, acquisition, planning, design and construction is conducted by FFD Development Company, LLC ("FFD"). FFD is also our primary acquirer and developer of timeshare inventory and develops new resorts or expands existing units as required by Fairfield. We acquired FFD on February 3, 2003 and it became one of our wholly owned subsidiaries in order to augment our growing timeshare business and given FFD's knowledge of Fairfield's business. Prior to our acquisition of FFD, we owned a convertible preferred interest and warrants to purchase common interests in FFD.

Customer Financing.    Both Fairfield and Trendwest offer financing to the purchasers of vacation ownership interests. Loans extended are typically securitized through qualified special purpose entities. Fairfield and Trendwest continue to service loans extended by them and therefore remain responsible for the maintenance of accounts receivable files and all billing and collection activities.

Sales and Marketing.    Fairfield sells its vacation ownership interests primarily through its points-based vacation system, FairShare Plus® at both resort locations and off-site sales centers. Trendwest's sales primarily occur at 31 off-site sales offices located in metropolitan areas in six regions, including the South Pacific. The remainder of its sales occur at 16 on-site sales offices.

Growth.    The growth strategy for our timeshare sales and marketing business is driven primarily by further development of existing and future resort locations. Numerous factors, including favorable demographic trends and low overall penetration of potential demand indicate continued potential growth in the timeshare industry. We also continually explore strategic corporate alliances and other transactions that would complement our timeshare sales and marketing business.

Competition.    The timeshare sales and marketing industry is highly competitive and is comprised of a number of companies specializing primarily in timeshare development, sales and marketing. In addition, a number of national hospitality chains develop and sell vacation ownership interests to consumers. Our largest competitors include Disney Vacation Club, Marriott Ownership Resorts, Inc., Starwood Vacation Ownership, Inc. and Hilton Grand Vacations Company LLC.

Vacation Home Rental Business (1% and 1% of revenue for 2002 and 2001, respectively)

In 2001, we acquired Holiday Cottages Group Ltd. and Cuendet Cie SpA which market privately owned holiday properties for rent in Europe. In 2002, we acquired Novasol A.S, Welcome Holidays Limited and The International Life Group, which also market privately owned holiday properties for rent in Europe. We purchased Novasol for $66 million in cash. The acquisition of Welcome Holidays and The International Life Group were not material to Cendant. As a result of these acquisitions, we are the largest self-catering cottage and villa rental company in Europe. We market holiday properties under the brands Cuendet, Dansommer®, Novasol®, Blakes® Holidays in Britain, Ferrysavers.com®, Country Manors, Country Holidays, Country Cottages in France, Country Cottages in Ireland, English Country Cottages, Welcome Holidays, Italian Life®, French Life® and Chez Nous®. We derive revenue through commissions on the rental of the cottages which range from 25% to 35% of the gross rent. We do not own any cottages but act as an intermediary for the owners in exchange for a fee.

Our Vacation Home Rental Business has relationships with approximately 35,000 independent property owners in the United Kingdom, France, Ireland, the Netherlands, Italy, Spain, Portugal, Denmark, Norway, Sweden, Germany, Greece, Austria, Switzerland and eastern Europe. These property owners contract annually with our Vacation Home Rental subsidiaries to market their collective 40,000 rental properties. In 2002, our Vacation Home Rental Business sold approximately 390,000 rental weeks on behalf of vacation property owners. We also market camping holidays and boat rentals in the UK, the Netherlands and France, as well as ferry crossings in most European countries.

Our Vacation Home Rental subsidiaries market their properties globally through direct marketing, the Internet and through tour operators and travel agents.

Growth.    Our strategy is to provide sophisticated brand marketing and reservations for the benefit of owners of vacation home accommodations. We intend to increase our contract property portfolio and to make all contract inventory in our portfolio available to the global marketplace. Marketing strategies include establishing an optimal balance between direct partner and travel agent marketing. We also attempt to leverage other Cendant businesses to increase the marketing and distribution of our holiday property portfolio.

Competition.    Companies that are part of the European Self Catering industry, in which we operate, rent an aggregate of 18 million vacations to consumers on an annual basis. Large operators, which offer rentals of vacation parks, cottages and villas, campsites and apartments are Bourne Leisure, Holidaybreak and Interhome. We believe that competition for vacation rental properties is based principally on the number of properties offered.

Hospitality Trademarks and Intellectual Property

The service marks "Days Inn," "Ramada," "Howard Johnson," "Super 8," "Travelodge," "Wingate Inn," "Villager," "Knights Inn," "AmeriHost Inn," "RCI," "Resort Condominiums International," "Fairfield," "Worldmark" and related trademarks and logos are material to our Hospitality businesses. The subsidiaries that operate our timeshare businesses and our franchisees actively use the marks which are registered (or have applications pending) with the United States Patent and Trademark Office as well as major countries worldwide where our hospitality business has significant operations. We own all the marks listed above other than the "Ramada" and "Days Inn" domestic marks. We own the Travelodge mark only in North America and are limited to using the "Ramada" marks in the Continental U.S., Alaska, Hawaii and, since 2002, in Canada. We license the Canadian "Ramada" trademark from Marriott. We license the domestic "Ramada" and "Days Inn" marks from a venture we have with Marriott International, Inc. We own the "Worldmark" mark pursuant to an assignment agreement with Worldmark. If our relationship with Worldmark should terminate, such mark would revert back to Worldmark upon request.

Hospitality Seasonality

Our lodging franchise business generates higher revenue during the summer months because of increased leisure travel. Therefore, any occurrence that disrupts travel patterns during the summer period could have a greater adverse effect on our lodging franchisee's annual performance and consequently our annual performance than in other periods. A principal source of timeshare exchange revenue relates to exchange services to members. Since members have historically shown a tendency to plan their vacations in the first quarter of the year, revenues are generally slightly higher in the first quarter. In timeshare sales, we rely upon tour flow in order to generate timeshare sales; consequently, sales volume tends to increase in the summer months as increased tourist travel results in additional increased tour flow. We cannot predict whether these trends will continue in the future as the timeshare sales business expands outside of the United States and Europe, and as global travel patterns shift with the aging of the world population.

Hospitality Employees

The businesses that make up our Hospitality segment employed approximately 20,000 people as of December 31, 2002.

TRAVEL DISTRIBUTION SEGMENT (12%, 5% and 2% of revenue for 2002, 2001 and 2000, respectively)

With the acquisitions of Galileo International, Inc. and Cheap Tickets, Inc. in October 2001, we added a new Travel Distribution segment in 2001 comprised of (i) our global distribution services business through Galileo International, (ii) our travel agency business, including Cheap Tickets, and (iii) our reservations processing, connectivity and information management services business through WizCom®, TRUST Internationalsm and THOR®. For 2000, revenue included in this segment was generated from our travel agency business, which was conducted by Cendant Travel.

Our travel distribution division is one of the leading providers of travel information and transaction processing services in the world. To better service our clients, our Travel Distribution Segment was restructured in 2002 into five service functions: Galileo Client Services, Highwire Corporate Services, Hospitality and Leisure Services, Airline Services and Retail Travel Services. Our Galileo Client Services business generated approximately 92% of the revenue for the Travel Distribution Segment in 2002.

Galileo Client Services

We provide, through Galileo, electronic global distribution and computer reservation services ("GDS") for the travel industry utilizing a computerized reservation system. Through our Apollo® and Galileo® computerized reservation systems, our GDS subsidiary provides travel agencies and other subscribers at approximately 45,000 locations, numerous Internet travel sites, as well as corporations and consumers who use our self-booking products, with the ability to access schedule and fare information, book reservations and issue tickets for more than 500 airlines. Our GDS subsidiary also provides subscribers with information and booking capabilities covering approximately 30 car rental companies and more than 200 hotel companies with approximately 52,000 properties throughout the world. In 2002, Galileo completed approximately 292 million bookings. Our GDS subsidiary operates in approximately 120 countries. Approximately 63% of our distribution revenues are generated outside the United States. Under a ten-year, $1.4 billion information technology services arrangement with IBM Global Services, effective December 2001, IBM provides information technology management services such as managing our data center and operating our 1,400-plus computer servers. IBM also provides help desk and desk top support to other Cendant businesses.

Substantially all of our electronic GDS revenue is derived from booking fees paid by travel suppliers, such as airlines, car rental companies and hotel companies. Travel suppliers store, display, manage and sell their services through our systems. Airlines and other travel suppliers are offered varying levels of functionality at which they can participate in our systems. Our Apollo system is utilized in North America and Japan, and our Galileo system is utilized in the rest of the world. In 2002, approximately 93% of our booking fee revenues were generated from airlines. United Air Lines, Inc. is the largest single travel supplier utilizing our systems, generating revenues that accounted for approximately 11% of our total Galileo GDS revenues in 2002. In December 2002, UAL Corporation, the parent of United Air Lines, Inc., filed for bankruptcy protection. Our contracts with United have been granted the approval for payment under pre-petition and post-petition motions in connection with UAL's bankruptcy and we expect any losses due to non-payment of amounts outstanding to be immaterial. However, if UAL does not successfully emerge from bankruptcy, we would not expect to recover amounts outstanding, which could approximate $30 million, and we would expect certain components of our Travel Distribution revenue, such as revenue derived from web site and reservation hosting, to be negatively impacted. In 2002, we generated approximately $95 million of such revenue from United primarily on a cost-plus basis. We would not expect this bankruptcy to have a material impact to any of our other revenue streams.

Our airline customers have been negatively impacted by low levels of travel activity due to economic conditions and the possibility of war, hostilities and terrorist attacks. As a result, several major carriers are experiencing liquidity problems and some, such as UAL and U.S. Airways Group have sought, and others may seek, bankruptcy protection. Therefore, the risk of non-payment of GDS fees from airline suppliers has increased. In addition, war, hostilities or further terrorist attacks could further reduce travel activity.

Travel agencies access our systems using hardware and software typically provided by us or by independent national distribution companies ("NDCs"), although travel agencies can choose to purchase their own hardware and certain software. NDCs are third party distributors who receive a commission for the sale and servicing of Galileo and Apollo technology to travel agents. We, internally or through our NDCs, also provide technical support and other assistance to travel agencies. Multinational travel agencies constitute an important category of subscribers due to the high volume of business that can be generated through a single relationship. Bookings generated by our five largest travel agency customers constituted approximately 20% of the bookings made through our systems in 2002.

Product Distribution.    We distribute our products to subscribers primarily through our internal sales and marketing organization ("SMOs"). We also distribute our products through our relationships with independent NDCs. Our local SMOs distribute our products in North America, the United Kingdom, Belgium, France, Germany, Spain, Portugal, the Netherlands, Switzerland, Sweden, Finland, Norway, Russia, Australia, New Zealand, Hong Kong, Singapore, the Philippines, Brazil and Venezuela. Bookings made through SMOs collectively accounted for approximately 72% of our 2002 bookings.

In regions not supported directly by our SMOs, we provide services through our relationships with independent NDCs through distribution agreements entered into with Galileo. The NDC is responsible for cultivating the relationship with subscribers in its territory, installing subscribers' computer equipment, maintaining the hardware and software supplied to the subscribers and providing ongoing customer support. The NDC earns a share of the booking fees generated in the NDCs territory, as well as all subscriber fees billed in that marketplace. NDCs, which are typically owned or operated by the national airline of the relevant country or a local travel-related business, accounted for approximately 28% of our booking volume in 2002. In 2002, we acquired our NDCs in Italy, Ireland and Denmark for approximately $125 million in cash.

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

We will continue to assess opportunities to acquire distributors in profitable, highly automated markets, where we can realize attractive economic returns and enhance our customer service. We intend to continue to pursue opportunities to further utilize our computerized reservation system to distribute travel through a variety of means and to continue to develop leading technologies, integrate additional travel content into our products, further strengthen our relationships with our agency and supplier customers and maintain our position as a leading player in the integrated electronic travel distribution marketplace.

Information Services.    We currently provide fare quotation services through our GlobalFares™ quotation system to approximately 70 airlines worldwide. GlobalFares is used in conjunction with each airline's internal reservation system and provides pricing information.

We also provide internal reservation services to United Air Lines pursuant to a computer services agreement which terminates at the end of 2004. Such services include the display of schedules and availability, the reservation, sale and ticketing of travel services and the display of other travel-related information to United Air Lines' airport offices, city ticket offices and reservation centers internationally. In addition, we provide certain other internal management services to United Air Lines, including network management, departure control, availability displays, inventory management, database management and software development.

Competition.    Our competitors include the three major traditional global distribution system companies: Sabre, Inc., Amadeus and Worldspan; the regional reservation systems including Abacus, Axess, Infini and Topas; other travel infrastructure companies such as Pegasus Systems and Datalex; and firms that operate in the virtual travel services sector such as Expedia, Travelocity, Hotels.com and Orbitz. We also compete with alternative channels by which travel products and services are distributed; for example, some low cost airline carriers do not utilize a GDS distribution channel.

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

New regulation has been proposed which could eliminate current rules requiring airlines that own GDS companies to participate in each GDS. If these new rules are adopted our competitive position could be weakened and our business could be adversely impacted. We do not expect the new rules, if any, to be adopted prior to 2004.

Highwire Corporate Services

We provide web based corporate travel solutions, including online, self-booking capabilities, through our Highwire subsidiary. Highwire™ allows its corporate customers to manage their numerous travel supplier agreements and extensive corporate travel policies, while offering their employees unique web based tools for making travel arrangements. Some of Highwire's clients include Microsoft, Nike and Nordstrom. Revenue is derived from our corporate clients for each booking made by their employees through our product.

Growth.    We are focused on increasing the rates of corporate bookings with our existing clients, continued penetration of the corporate travel sector by pursuing additional large corporate clients and the expansion of our product offerings through global channels.

Competition.    Our primary competition stems from major travel agencies that service the corporate travel sector and providers of self-booking tools, including Sabre, Inc.'s corporate booking product, "Get There."

Hospitality and Leisure Services

We are a global provider of electronic reservations processing, specialized reservations and fulfillment services, connectivity and computerized reservation system services for the travel industry through our WizCom, TRUST International and THOR subsidiaries. We acquired TRUST International in July 2002. This acquisition was not material to Cendant.

WizCom and TRUST International provide hotels, car rental businesses and tour/leisure travel operators, including Internet travel companies, with electronic distribution to the Global Distribution Systems (such as our Galileo GDS), Internet or other travel reservations systems, linking customers to all the major travel networks on six continents through telephone lines and satellite communications. These products allow for real time processing for travel agents, corporate travel departments and consumers. In addition, WizCom and TRUST International offer information management services that permit customers to maintain current information on property, vehicle or tour packages (such as rental rates and room amenity descriptions) and deliver the most current data to external distribution systems.

THOR provides 24-hour travel reservation assistance to customers of its travel agency clients, assisting approximately 140,000 travelers annually. THOR also provides its travel agency clients with directories that include information regarding numerous hotel properties.

Revenues are generated from services provided by our Hospitality and Leisure Services Business to its customers, which combined include nearly all 200 major hotel chains, and primarily consist of up-front implementation fees and ongoing transaction and support fees.

Growth.    To increase revenue, we intend to increase our Internet distribution reach, allowing hotel and car rental companies to further optimize their sales mix and enhance our product and service portfolio aimed at the hospitality sector. For example, Trust International has major enhancements planned for its hotel reservation system, Trust Voyager, which was initially launched in June 2002. WizCom has also launched a program that enables hotels to reduce rate description management resources.

Competition.    In providing electronic distribution services to hotel customers, we compete with third party connectivity providers and also with supplier direct connection technology. We compete with many companies to provide computerized reservation system services to hotel customers, including other hotels that develop their own proprietary systems. Some of our competitors include Unirez Inc., Utell Limited and Lexington Services, part of My Travel Group, plc.

Airline Services

Our Airline Services business focuses on enhancing our relationship with our airline suppliers in order to pursue and obtain the most comprehensive airline rate information for our distribution channels, including travel agencies. Through our Shepherd Systems business, our Airline Services business provides airline clients with Marketing Information Data Tapes ("MIDT") which provide GDS bookings and airline reporting and sales information. Revenue is derived from fees charged for MIDT.

Growth.    We are focused on enhancing our data analysis capabilities and developing consulting services related to MIDT. We intend to expand our client base to the entire travel sector.

Competition.    Our competitors include providers of market and business intelligence information, primarily in the airline industry. Our principal competitors include Sabre, Inc. and Lufthansa Systems.

Retail Travel Services

We provide travel services, through our travel agency subsidiaries Cendant Travel, Inc., Cheap Tickets, Inc. and RCI Travel, LLC. We are a full service travel agency operation providing airline, car rental, hotel and other travel reservation and fulfillment services. Such services are provided in connection with the travel programs offered through Trilegiant Corporation, an independent affiliate of Cendant and the outsource provider for our individual membership business, and Trip Network, Inc., an independent affiliate of

Cendant and the operator of the Cheaptickets.com and Trip.com travel Web sites. Services are also provided to members of our RCI timeshare exchange business. We also market hotel accommodations through our Lodging.com subsidiary.

We work directly with travel suppliers, such as airlines, car rental companies, hotel companies and tour and cruise operators to secure both non-published and regularly available fares, rates and tariffs to supply the best possible rates and discounted travel to our customers. Cheap Tickets' non-published fares are not available to consumers directly from the airlines. Rates are made available to customers through our call centers and through our branded Web sites, cheaptickets.com and trip.com, which are operated by Trip Network, Inc. See "Relationship with Trip Network, Inc." discussion below. Transactions are booked primarily through our Galileo GDS and fulfilled through our call center network and ticketing operations. We maintain a total of seven call centers located in: Lakeport, California; Colorado Springs, Denver-Aurora and Denver-Englewood, Colorado; Honolulu, Hawaii; Moore, Oklahoma and Nashville, Tennessee.

On August 12, 2002, we acquired Lodging.com, which allows consumers to book special discount hotel accommodations online in approximately 4,000 economy and luxury hotels and gain access to special promotions by participating hotels. Lodging.com also permits consumers to book flights, reserve rental cars and book other hotel accommodations through its Web site. In the fourth quarter of 2002, Lodging.com began accessing the Galileo GDS as its provider of published hotel rate inventory. We derive revenue from commissions on bookings from hotel and car rental companies, airlines, cruise lines, tour operators and GDS companies as well as mark-ups on travel inventory.

Competition.    We compete with a large number of leisure travel agencies, including Liberty Travel, Inc. and American Express Travel Related Services Company, Inc., and companies with Internet travel Web sites, such as Orbitz, LLC, Expedia, Inc., Travelocity.com L.P., Priceline.com Incorporated, Hotels.com, L.P. and Hotwire.

Relationship with Trip Network, Inc.    Trip Network, Inc. ("TNI") was established in 2001 to develop and launch an Internet travel portal initiative, and is expected to significantly expand the Internet presence of our travel brands for the benefit of certain of our current and future franchisees. TNI was established with a $20 million contribution of assets by us in return for all of the common stock and preferred stock of Trip Network. We transferred all the common shares of Trip Network to an independent technology trust that is controlled by three independent trustees who are not officers, directors or employees of Cendant or relatives of officers, directors or employees of Cendant. The preferred stock is convertible into approximately 80% of TNI's common stock beginning on March 31, 2003 or earlier upon a change of control of TNI. Additionally, we also funded TNI in the first quarter of 2001 with approximately $85 million, including $45 million in cash and 1.5 million shares of Homestore common stock, then valued at $34 million. Following our acquisitions of Galileo and Cheap Tickets, TNI licensed the rights for the online businesses, Trip.com and Cheaptickets.com, respectively, which combined provide access to 29 million registered users. TNI currently operates these online travel businesses and we provide TNI with call center, supplier relationship management, GDS and fulfillment services. TNI launched the Trip.com Web site on April 29, 2002. Cheap Tickets relaunched its Web site in November 2002 to include the services provided by the Galileo GDS and Trip.com's technology platform.

At December 31, 2002, TNI had no debt outstanding nor are we contingently liable for any debt which TNI may incur. Certain officers of Cendant serve on the Board of Directors of TNI.

We are currently engaged in discussions with the trustees of the independent technology trust to negotiate our acquisition of the common stock of Trip Network.

Travel Distribution Trademarks and Intellectual Property

The trademarks and service marks "Galileo," "Apollo," "Cheap Tickets," "Trip.com," "WizCom," "Lodging.com," "THOR," "Highwire," "Lodging.com" and related trademarks and logos are material to the businesses in our travel distribution segment. Galileo and our other subsidiaries in the Travel Distribution

Segment and their licensees actively use these marks. All of the material marks used by these companies are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries throughout the world where these businesses operate. We own the marks used in the travel distribution segment.

Travel Distribution Seasonality

We experience a seasonal pattern in our operating results, with the first and fourth quarters typically having lower total revenues and operating income compared to the second and third quarters due to decreased travel during the winter months.

Travel Distribution Employees

The businesses that make up our Travel Distribution segment employed approximately 5,300 people as of December 31, 2002.

VEHICLE SERVICES SEGMENT (30%, 39% and 5% of revenue for 2002, 2001 and 2000, respectively)

With our purchase on November 22, 2002 of substantially all of the domestic assets of the Budget® vehicle rental business, as well as selected international operations, the Vehicle Services Segment now consists of the vehicle rental operations business of Avis and Budget, the Avis and Budget franchise systems and our fleet management business. As a result, we believe that we are one of the largest car rental operators in the world. We plan to operate Avis and Budget separately, with separate advertising, Web sites, reservation numbers, counters, buses and other customer facing elements. Certain administrative functions such as fleet planning and treasury as well as vehicle reservation and rental systems will be provided by Cendant for the benefit of both Avis and Budget.

Car Rental Operations and Franchise Businesses (19%, 24%, 5% of revenue for 2002, 2001 and 2000, respectively)

Avis (18%, 24%, 5% of revenue for 2002, 2001 and 2000, respectively)

We operate and/or franchise portions of the Avis car rental system (the "Avis System"), which represents one of the largest car rental brands in the world, based on total revenue and number of locations. The Avis System is comprised of approximately 4,800 rental locations (of which 1,778 are operated and/or franchised by us), including locations at some of the largest airports and cities in the United States and foreign countries. We operate 964 Avis car rental locations in both airport and non-airport (downtown and suburban) locations in the United States, Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. For 2002, our Avis car rental operations had an average fleet of approximately 219,000 vehicles and generated total vehicle rental revenue of approximately $2.5 billion, of which 90% (or $2.25 billion) was derived from U.S. operations.

We also franchise the Avis System to individual business owners in approximately 814 locations including locations in the United States, Latin America, Central America, South America and the Pacific region. Approximately 94.9% of our Avis System rental revenue in the United States is generated by locations operated by us or under agency arrangements, with the remainder generated by locations operated by independent franchisees. Independent franchisees pay fees based either on total time and mileage charges or total revenue. The Avis System in Europe, Africa, part of Asia and the Middle East is operated under franchise by Avis Europe Ltd., an independent third party.

The Avis System provides franchisees and our corporate locations access to the benefits of a variety of services, including: (i) a standardized system identity for rental location presentation and uniforms; (ii) a training program, business policies, quality of service standards and data designed to monitor service commitment levels; (iii) marketing/advertising/public relations support for national consumer promotions including the avis.com site; (iv) brand awareness of the Avis System through our familiar "We Try Harder®" advertising and (v) the "Avis Cares®" driver and travel safety program. Avis System locations have access to the Wizard® System, an online computer system which provides (i) global reservations processing, (ii) rental agreement generation and administration and (iii) fleet accounting and control. Franchisees pay a fee for the use of the Wizard System. We also offer Avis InterActive®, which provides corporate customers real-time access to aggregated information on car rental expenses to better manage their car rental expenditures.

Growth.    The existing rental patterns of our business cause us to have excess capacity from Friday through Sunday. We intend to increase business during this period through a combination of advertising, targeted marketing programs to associations and customers of other Cendant brands and increased presence in the online arena. Our own Internet site, avis.com, as well as other Internet travel sites, including the cheaptickets. com Web site, present good opportunities to grow our business and improve our profitability through enhanced utilization of our fleet. We also intend to continue to grow our revenue within the corporate sector through normal contract negotiations and by seeking clients that may be affected by fleet constraints of certain of our competitors.

Marketing.    In 2002, approximately 75% of vehicle rental transactions generated from our owned and operated car rental locations were generated in the United States by travelers who used the Avis System under contracts between the Company and the travelers' employers or organizations of which they are members (such as AARP). Unaffiliated business and leisure travelers, a segment that contributed to our growth in 2002, are solicited by direct mail, telesales and advertising campaigns.

Travel agents can make Avis System reservations by telephone, via our Avis Web site, or through all major global distribution systems and online travel portals, and can obtain access through these systems to our rental locations, vehicle availability and applicable rate structures. An automated link between these systems and the Wizard System gives them the ability to reserve and confirm rentals directly through these systems. We also maintain strong links to the travel industry. We have arrangements with frequent traveler programs of airlines such as Delta Air Lines, Inc., American Airlines, Inc., Continental Airlines, Inc. and United Air Lines, Inc., and of hotels including the Hilton Corporation, Hyatt Corporation, Best Western International, Inc., and Starwood Hotels and Resorts Worldwide, Inc. These arrangements provide various incentives to all program participants and cooperative marketing opportunities for Avis and the partner. We also have an arrangement with our lodging brands whereby lodging customers who are making reservations by telephone may be transferred to Avis if they desire to rent a vehicle.

Internationally, we utilize a multi-faceted approach to sales and marketing throughout our global network by employing teams of trained and qualified account executives to negotiate contracts with major corporate accounts and leisure and travel industry partners. In addition, we utilize centralized telemarketing and direct mail initiatives to continuously broaden our customer base. Sales efforts are designed to secure customer commitment and support customer requirements for both domestic and international car rental needs. Our international operations maintain close relationships with the travel industry including participation in several airline frequent flyer programs, such as those operated by Air Canada, Qantas as well as participation in Avis Europe programs with British Airways, Lufthansa and other carriers.

Avis.com.    Avis has a strong brand presence on the Internet through our Web site, www.avis.com. A steadily increasing number of Avis vehicle rental customers obtain rate, location and fleet information and then reserve their Avis rentals directly on the avis.com Web site. During 2002, reservations through Internet sources increased to 13.8% of total reservations from 9.5% in the prior year for our owned operations.

Budget (1% of revenue for 2002)

We purchased substantially all of the operating assets of the Budget® vehicle rental system (the "Budget System") on November 22, 2002 for $109 million (excluding transaction costs and expenses), plus the assumption and refinancing of approximately $2.4 billion in non-recourse vehicle debt.

Budget Rent A Car System, Inc. is one of the largest car and truck rental systems in the world, based on total revenue and number of locations. The Budget System is comprised of approximately 3,240 rental locations, including locations at some of the largest airports and cities in the United States and foreign countries. We operate 729 Budget car rental locations in both airport and non-airport (downtown and suburban) locations in the United States, Canada, Puerto Rico, Australia and New Zealand. For the period of November 22 through December 31, 2002, our Budget car rental operations had an average fleet of approximately 84,000 vehicles and generated total vehicle rental revenue of approximately $121.5 million, of which 93% (or $112.5 million) was derived from U.S. operations.

We also operate a combined truck rental fleet of approximately 34,000 trucks through a network of approximately 3,300 corporate owned, dealer and franchised locations throughout the continental United States. Our truck rental business serves both the consumer and light commercial sectors. The consumer sector primarily serves individuals who rent trucks to move household goods on either a one-way or local basis. The light commercial sector serves a wide range of businesses that rent light- to medium-duty trucks, which are trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications.

We also franchise the Budget System to individual business owners in approximately 2,511 locations including locations in the United States, Canada, Latin America, Central America, South America and the Pacific region. Approximately 81.1% of our Budget System rental revenues in the United States are generated by locations operated by us or under agency arrangements, with the remainder generated by locations operated by independent franchisees. Independent franchisees pay fees based on gross rental revenue. The Budget System in Europe, Africa, and the Middle East is operated under franchise by BRAC Rent a Car Corporation, an independent third party.

Growth.    Budget has a variety of sources for growth in both the business and leisure sectors. For business travel, we intend to utilize an extensive and expanded direct salesforce to negotiate contracts with major corporate accounts and companies in the travel industry with whom we have relationships. In addition, we will utilize telemarketing and direct marketing programs to solicit small business accounts and independent business travelers. In leisure travel, where Budget has historical strength, we will continue to use a combination of retail advertising, strong value pricing, and joint promotions with companies with whom we have relationships in the travel industry, such as Southwest Airlines, and online travel portals to increase the volume of Budget leisure business. Our own internet site, budget.com, as well as other Cendant businesses such as Cendant Travel, also offer channels for growth. Cross promotions with Cendant hotel brands, whose cost-conscious customers are good candidates for Budget's products, will be developed and expanded.

Marketing.    In 2002, retail advertising and value pricing were the drivers of improved results on budget.com and other leisure channels. In addition, proprietary marketing programs such as Fastbreak®, a counter bypass program for frequent travelers, and Unlimited Budget, a travel agent rewards program, drove increased revenues.

Travel agents can make Budget System reservations by telephone, via our Budget Web site, or through all major global distribution systems and can obtain access through these systems to our rental location, vehicle availability and applicable rate structures. An automated link between these systems and Maestro, Budget's on-line reservation system, gives them the ability to reserve and confirm rentals directly through these systems through Unlimited Budgetsm, a loyalty incentive program for travel agents. Participating travel agents earn reward points for every eligible U. S. business and leisure rental completed by their clients. As of December 31, 2002, 77,000 travel agents were enrolled in this program.

Budget.com.    Budget has a strong brand presence on the Internet through its Web site, www.budget.com. A steadily increasing number of Budget vehicle rental customers obtain rate, location and fleet information and then reserve their Budget rentals directly on the budget.com Web site. In addition, we have agreements to promote our car rental service with major Internet portals, including, America Online, priceline.com, Southwest Airlines and Yahoo. During 2002, reservations through Internet sources increased to 16.8% of total reservations from 11.4% in the prior year for Budget owned operations.

Car Rental Fleet Management.    With respect to the car rental operations owned and operated by us, we participate in a variety of vehicle purchase programs with major domestic and foreign manufacturers. Our feature supplier for the Avis brand is General Motors Corporation. Our feature supplier for the Budget brand is Ford Motor Company. Under the terms of our agreements with GM and Ford, which expire in 2006 and 2007, respectively, we are required to purchase a certain number of vehicles from these manufacturers. Our current operating strategy is to maintain an average fleet age of approximately six months. For model year 2002, approximately 95% of our domestic fleet vehicles were subject to repurchase programs. Under these programs, subject to certain conditions, such as mileage and vehicle condition, a manufacturer is required to repurchase those vehicles at a pre-negotiated price thereby eliminating our risk on the resale of the vehicles. In 2002, approximately 3% of repurchase program vehicles did not meet the conditions for repurchase.

Car Rental Airport Rental Concession Fees.    In general, concession fees for airport locations are based on a percentage of total commissionable revenues (as determined by each airport authority), subject to minimum annual guarantee amounts. Concessions are typically awarded by airport authorities every three to five years based upon competitive bids. Our concession agreements with the various airport authorities generally impose certain minimum operating requirements, provide for relocation in the event of future construction and provide for abatement of the minimum annual guarantee in the event of extended low passenger volume.

Car Rental Competition.    The vehicle rental industry is characterized by intense price and service competition. In any given location, we and our franchisees may encounter competition from national, regional and local companies, many of which have greater resources than the Avis and Budget systems. Nationally, our principal competitor is The Hertz Corporation, however, we also compete with National Car Rental System, Inc., Alamo Rent-A-Car, LLC, Dollar Rent A Car System, Inc., Thrifty Rent-A-Car System, Inc and Enterprise Rent-A-Car Company. In addition, we compete with a large number of regional and local smaller vehicle rental companies throughout the country.

Competition in the U.S. vehicle rental operations business is based primarily upon price, reliability, national distribution, usability of booking systems, ease of rental and return and other elements of customer service. In addition, competition is influenced strongly by advertising and marketing.

Fleet Management Services Business (11% and 15% of revenue for 2002 and 2001, respectively)

Through our acquisition of Avis Group Holdings in March 2001, we acquired a portion of the fleet management business we had previously sold to Avis in June 1999. As a result, we generated no revenue in this business in 2000. PHH Vehicle Management Services LLC (d/b/a PHH Arval), the second largest provider of outsourced fleet management services, and Wright Express LLC, the largest proprietary fleet card service provider in the United States comprise our fleet management services business.

We provide corporate clients and government agencies the following services and products for which we are generally paid a monthly fee:

  •
  Fleet Leasing and Fleet Management. Services include vehicle leasing, fleet policy analysis and recommendations, benchmarking, vehicle recommendations, ordering and purchasing vehicles, arranging for vehicle delivery, administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims and remarketing used vehicles. We also offer various leasing plans, financed primarily through the issuance of floating rate notes and borrowings through an asset backed structure. In 2002, we leased in excess of 317,000 units. The majority of the residual risk on the value of the vehicle at the end of the lease term remains with the lessee for approximately 97% of the vehicles financed by us in North America.

  •
  Fuel and Expense Management. For the effective management and control of automotive business travel expenses, we provide charge cards permitting a client's representatives to purchase gasoline or other fleet related products through a network of company-owned, distributor and independent merchant locations. The cards operate as a universal card with centralized billing designed to measure and manage costs. In the United States, Wright Express is the leading fleet charge card supplier with over 220,000 fuel facilities in its network and in excess of 3.2 million cards issued. Wright Express distributes its fleet cards and related offerings through three primary channels: (i) the Wright Express®-branded universal card, which is issued directly to fleets by Wright Express; (ii) the private label card, under which Wright Express provides private label fleet cards and related services to commercial fleet customers of major petroleum companies; and (iii) the co-branded card, under which Wright Express fleet cards are co-branded and issued in conjunction with products and services of partners such as commercial vehicle leasing companies, including PHH Arval. Wright Express also issues MasterCard branded fleet, purchasing and travel and entertainment commercial charge cards. Wright Express issues fleet cards through its wholly-owned subsidiary Wright Express Financial Services Corporation. Wright Express Financial Services is a Utah-chartered industrial loan corporation regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation.

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

  •
  Accident Management Services. We also provide our clients with comprehensive accident management services such as (i) immediate assistance upon receiving the initial accident report from the driver (e.g., facilitating emergency towing services and car rental assistance), (ii) organizing the entire vehicle appraisal and repair process through a network of preferred repair and body shops, and (iii) coordinating and negotiating potential accident claims. Customers receive significant benefits from our accident management services such as (a) convenient coordinated 24-hour assistance from our call center, (b) access to our advantageous relationships with the repair and body shops included in our preferred supplier network, which typically provides customers with favorable repair terms and (c) expertise of our damage specialists, who ensure that vehicle appraisals and repairs are appropriate, cost-efficient, and in accordance with each customer's specific repair policy. On February 6, 2002, we acquired driversshield.com FS Corp. to compliment our accident management business. This acquisition was not material to Cendant.

Growth.    We intend to focus our efforts for growth on the large fleet segment and middle market fleets as well as fee based services to new and existing clients. We also intend to increase the cross marketing of products offered by Wright Express and PHH Arval to our customers.

Competition.    The principal factors for competition in vehicle management services are service, quality and price. We are competitively positioned as a fully integrated provider of fleet management services with a broad range of product offerings. Among providers of outsourced fleet management services, we rank second in North America in the number of leased vehicles under management and first in the number of proprietary fuel and maintenance cards for fleet use in circulation. There are four other major providers of comprehensive outsourced fleet management services in the United States, GE Capital Fleet Services, Wheels Inc. Automotive Resources International (ARI), and CitiCapital, hundreds of local and regional competitors, and numerous competitors who focus on one or two products. In the United States, it is estimated that only 52% of fleets are leased by third-party providers. The unpenetrated demand and the continued focus by corporations on cost efficiency and outsourcing will provide the growth platform in the future.

Discontinued Operation

Parking Facility Business.    On May 22, 2002, we announced that we had completed the sale of our National Car Parks subsidiary, a private parking operator in the United Kingdom, for total consideration of $1.2 billion in cash.

Vehicle Services Trademarks and Intellectual Property

The service marks "Avis" and "Budget", related marks incorporating the words "Avis" or "Budget", and related logos are material to our car rental business. Our subsidiaries and franchisees, actively use these marks. All of the material marks used in the Avis and Budget businesses are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where Avis and Budget franchises are in operation. We own the marks used in the Avis and Budget businesses. The service marks "Wright Express," "WEX," "PHH" and related trademarks and logos are material to our fleet services business. Wright Express, PHH Arval and their licensees actively use these marks. All of the material marks used by Wright Express and PHH Arval are registered (or have applications pending for registration) with the United States Patent and Trademark Office. All of the material marks used by PHH Arval are also registered in major countries throughout the world where the fleet management services are offered by Arval PHH. We own the marks used in Wright Express' and PHH Arval's business.

Vehicle Services Seasonality

For our Avis and Budget vehicle rental businesses, the third quarter of the year, which covers the summer vacation period, represents the peak season for vehicle rentals. Any occurrence that disrupts travel patterns during the summer period could have a greater adverse effect on Avis' and Budget's annual performance than in other periods. The fourth quarter is generally the weakest financial quarter for the Avis and Budget systems. In 2002 our average monthly Avis rental fleet, excluding franchisees, ranged from a low of approximately 194,000 vehicles in January to a high of approximately 248,000 vehicles in July. For the period of November 22 through December 31, 2002, Budget operated an average fleet of 84,000 vehicles. Rental utilization for Avis, which is based on the number of hours vehicles are rented compared to the total number of hours vehicles are available for rental, ranged from 66.1% in December to 82.1% in August and averaged 73.9% for all of 2002. Rental utilization for Budget, which is based on the number of days vehicles are rented compared to the total number of days vehicles are available for rental, was 76.3% for the period of November 22 through December 31, 2002.

The fleet management services businesses are generally not seasonal.

Vehicle Services Employees

The businesses that make up our Vehicle Services segment employed approximately 33,000 people as of December 31, 2002.

FINANCIAL SERVICES SEGMENT (9%, 15% and 32% of our revenue for 2002, 2001 and 2000, respectively)

Insurance/Wholesale Business (3%, 4% and 10% of our revenue for 2002, 2001 and 2000, respectively)

Our insurance/wholesale business provides (i) enhancement packages for financial institutions and marketing for accidental death and dismemberment insurance and certain other insurance products through our Progeny Marketing Innovations Inc. subsidiary and (ii) marketing for long term care insurance products through our Long Term Preferred Care, Inc. subsidiary. With approximately 38 million customers, we offer the following products and services:

Enhancement Package Service.    We sell enhancement packages for financial institution consumer and business checking and deposit account holders primarily through our Progeny subsidiary. Progeny's financial institution clients select a customized package of our products and services and then usually add their own services (such as unlimited check writing privileges, personalized checks, cashiers' or travelers' checks without issue charge, or discounts on safe deposit box charges or installment loan interest rates). With our marketing and promotional assistance, the financial institution then offers the complete package of enhancements to its checking account holders as a special program for a monthly fee. Most of these financial institutions choose a standard enhancement package, which generally includes $10,000 of accidental death and dismemberment insurance and travel discounts. Other enhancements may include Trilegiant's shopping and credit card registration services, a travel newsletter or pharmacy, eyewear or entertainment discounts. The common carrier coverage is underwritten under group insurance policies with two referral underwriters. We generally charge a financial institution client an initial fee to implement this program and monthly fees thereafter based on the number of customer accounts participating in that financial institution's program.

AD&D Insurance.    Through our Progeny subsidiary, we serve as an agent and third-party administrator for marketing accidental death and dismemberment insurance throughout the country to the customers of financial institutions. These products are primarily marketed through direct mail solicitations and telemarketing which generally offer $1,000 of accidental death and dismemberment insurance at no cost to the customers and the opportunity to choose additional coverage of up to $250,000. The annual premium generally ranges from $10 to $250 and we derive revenue primarily from commissions based on premiums received by the insurance carriers that issue the policies we market. Progeny also acts as an administrator for, and markets, term life and hospital accident insurance. Progeny's insurance products and other services are offered primarily to customers of banks, credit unions, credit card issuers and mortgage companies.

Long Term Care Insurance.    Through our LTPC subsidiary, we are one of the largest independent marketers of long term care insurance products in the United States representing six national underwriters. LTPC's sales efforts are supported by over 300 captive agents and 1,165 brokers across the United States. We derive revenue primarily from commissions based on premiums received by the insurance carriers that issue the policies we market.

Distribution Channels.    We market our products to consumers: (i) of financial institutions or other associations through direct marketing; (ii) of financial institutions or other associations through a direct sales force, participating merchants or general advertising; and (iii) through companies and various other entities.

Growth.    Primary growth drivers include expanding our customer base to include larger financial institutions and targeted non-financial partners. In addition, we are expanding the array of insurance products and services sold through the direct marketing channels to existing clients.

Competition.    Our checking account enhancement packages and services compete with similar services offered by other companies, including insurance companies and other third-party marketers. In larger financial institutions, we may also compete with a financial institution's own marketing staff. Competition for the offering of our insurance products through financial institutions is growing and intense. Our competitors include other third-party marketers and large national insurance companies with established reputations that offer products with rates, benefits and compensation similar to ours. The long term care insurance industry is highly competitive. Our competition primarily includes large national insurance companies, such as General Electric Financial Assurance Company.

Loyalty Solutions (1%, 1% and 4% of our revenue for 2002, 2001 and 2000, respectively)

Our Cims subsidiary operates our loyalty solutions business and develops customer loyalty solutions and insurance products for the benefit of financial institutions and businesses in other industries. The primary customer loyalty solution offered to Cims clients is the loyalty package. Loyalty packages provide targeted consumers of client organizations with a "package" of benefits and services for the purpose of improving customer retention, attracting consumers to become customers of the client organization and encouraging them to buy additional services. For example, packages include discounted travel services such as discounts on vacation rentals, car rentals, travel insurance, timeshare weeks, cruises, hotels and airlines. As of December 31, 2002, Cims has expanded its clients' membership and customer base to approximately 16.3 million individuals. Cims clients include over 50 financial institutions throughout Europe, South Africa and Asia. Cims offers travel and real estate benefits and other services within its loyalty packages for the benefit of consumers. Cims also leverages its internal insurance competencies and strategic relationships to provide insurance benefits to consumers.

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

Competition.    Cims represents an outsourcing alternative to marketing departments of large retail organizations. Cims competes with certain other niche loyalty solution providers throughout Europe and internal marketing groups of large financial institutions.

Tax Preparation Business (1%, 1% and 1% of our revenue for 2002, 2001 and 2000, respectively)

Our Jackson Hewitt Inc. subsidiary ("Jackson Hewitt") is the second largest tax preparation service system in the United States. The Jackson Hewitt® franchise system is comprised of a 48-state network (and the District of Columbia) with over 4,100 offices operating under the trade name and service mark "Jackson Hewitt Tax Service®." Office locations range from stand-alone store front offices to kiosk offices within Wal-Mart, Kmart and other retail stores. Through the use of proprietary interactive tax preparation software, we are engaged in the preparation and electronic filing of federal and state individual income tax returns. During 2002, Jackson Hewitt prepared over 2.5 million tax returns, which represented an increase of 13% from the approximately 2.2 million tax returns prepared during 2001. To complement our tax preparation services, we also offer accelerated check refunds, assisted direct deposits, refund anticipation loans and derivative financial products to our tax preparation customers through designated banks, as well as Gold Guarantee®, our enhanced warranty product. In 2003, Jackson Hewitt launched a MasterCard branded stored-value card, the Jackson Hewitt CashCardsmwhich provides customers a convenient new payment option. Franchisees pay an initial franchise fee and royalty and marketing fees.

Growth.    We believe growth in the tax preparation industry will come primarily from organic growth in franchised and corporate-owned offices, selling new franchises, the application of proven management techniques, and new product and service offerings.

During 1999, Jackson Hewitt, in conjunction with two of its largest franchisees, created an independent joint venture, Tax Services of America, Inc. ("TSA"), to maximize Jackson Hewitt's ability to add independent tax preparation firms to its franchise system. Jackson Hewitt initially contributed approximately 80 company-owned stores and as of December 31, 2001 had an approximate 89% interest in the form of preferred stock. The two other parties to the joint venture contributed a total of 40 stores in exchange for common stock in TSA. On January 18, 2002, Jackson Hewitt purchased all of the then outstanding common stock of TSA for approximately $4.0 million. During 2002, TSA prepared over 300,000 returns. TSA currently has over 500 offices and is expected to prepare over 400,000 tax returns in 2003. TSA's objective is to grow organically and by acquiring independent tax preparation firms in areas where TSA is licensed to operate and convert them to the Jackson Hewitt system.

Competition.    Tax preparation businesses are highly competitive. There are a substantial number of tax preparation firms and accounting firms that offer tax preparation services. Commercial tax preparers are highly competitive with regard to price, service and reputation for quality. Our largest competitor, H&R Block, is a nationwide tax preparation service with approximately 9,000 locations. As a result of H&R Block's shift to an owner/operator business model, Jackson Hewitt has become the leading franchisor of tax preparation services.

Individual Membership Business (4%, 9% and 17% of our revenue for 2002, 2001 and 2000, respectively)

The membership business markets various clubs and services to individuals through client proprietary lists (such as banks, financial institutions, retailers, oil companies and internet service providers) for a membership fee.

On July 2, 2001, we entered into an agreement with Trilegiant Corporation where we retained substantially all of the assets and liabilities of the existing membership business and licensed Trilegiant the right to market products utilizing our intellectual property to new members. Similar to our other franchise businesses, we receive a royalty from Trilegiant on all future revenue generated by any new member of Trilegiant. For the 40 year term of the license agreement, the royalty fee on revenues generated by the new members will initially be 5% and increase to approximately 16% over ten years. In addition, we continue to be obligated to provide membership benefits to our existing members as of July 2, 2001 and have entered into an arrangement with Trilegiant whereby Trilegiant provides all of the membership fulfillment services to our existing members for a fee. As a result, we continue to receive membership fees from our existing members.

As of December 31, 2002, Trilegiant had serviced approximately 21.2 million memberships, 11.4 million of which consist of our existing memberships. Trilegiant provides members with access to a variety of discounted products and services in such areas as retail shopping, travel, personal finance and auto and home improvement. Trilegiant also affiliates with business partners such as leading financial institutions, retailers, and oil companies to offer membership as an enhancement to their credit card, charge card or other customers. Participating institutions generally receive commissions on initial and renewal memberships, based on a percentage of the net membership fees. Individual membership programs offer consumers discounts on many brand categories by providing shop at home convenience in areas such as retail shopping, travel, automotive and home improvement.

Trilegiant offers the following membership programs from which we receive a royalty on sales to new members, including: Shoppers Advantage®, a discount shopping program; Travelers Advantage®, a discount travel service program; The AutoVantage® Service, a program which offers preferred prices on new cars and discounts on maintenance, tires and parts; AutoVantage Gold®, a program which provides a premium version of the AutoVantage® Service; Credit Card Guardian® and "Hot-Line", services which enable consumers to register their credit and debit cards to keep the account numbers securely in one place; The PrivacyGuard® and Credentials®, services which provide monitoring of a member's credit history, driving records and medical files; The Buyers Advantage®, a service which extends manufacturer's warranties; CompleteHome®, a service designed to save members time and money in maintaining and improving their homes; The Family FunSaver Club®, a program which provides the opportunity to purchase family travel services and other family related products at a discount; and The HealthSaversm, a program which provides discounts on prescription drugs, eyewear, eye care, dental care, selected health-related services and fitness equipment.

Investment in Trilegiant.    We own preferred stock which is currently convertible, at any time at our option, into approximately 32% of Trilegiant's common stock. In July 2001, we advanced approximately $100 million in cash and $33 million of prepaid assets to support Trilegiant's marketing activities. In addition, we have provided Trilegiant with a $35 million revolving line of credit under which advances are at our sole and unilateral discretion. At December 31, 2002, there were no advances outstanding under this line of credit. We are not obligated or contingently liable for any debt incurred by Trilegiant.

In connection with marketing agreements entered into with a third party, we provided a $75 million loan facility to a subsidiary of Trilegiant under which we advanced funds to Trilegiant for marketing performed by Trilegiant on behalf of the third party. Under the terms of the agreements, Trilegiant will provide certain services to the third party in exchange for commissions. As part of our royalty arrangement with Trilegiant, we will participate in those commissions. Trilegiant will repay borrowings under this facility as commissions are received by Trilegiant from the third party. As of December 31, 2002, the outstanding balance under this loan facility was $57 million.

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

Financial Services Trademarks and Other Intellectual Property.

The service marks "Jackson Hewitt" and "Jackson Hewitt Tax Service" and related marks and logos are material to Jackson Hewitt's business. We, through our franchisees, actively use these marks. The trademarks and logos are registered (or have applications pending for registration) with the United States Patent and Trademark Office. We own the marks used in the Jackson Hewitt business. The service mark "Progeny Marketing Innovations" is material to Progeny's business. Progeny actively uses this mark, for which an application is pending for registration in the United States Patent and Trademark Office. The individual membership business trademarks and service marks listed above and related logos are material to the individual membership business. In connection with the Trilegiant outsourcing arrangement, we license the individual membership business trademarks and service marks listed above to Trilegiant in exchange for the licensing fee mentioned above. Individual membership business trademarks and logos are registered (or have applications pending for registration) with the United States Patent and Trademark Office, unless otherwise indicated above. We own the marks used in the individual membership business.

Financial Services Seasonality.

Our direct marketing and individual membership businesses are generally not seasonal. However, since substantially all of our franchisees' customers file their tax returns during the period from January through April of each year, substantially all Jackson Hewitt franchise royalties are received during the first and second quarters of each year. As a result, Jackson Hewitt operates at a loss for the remainder of the year. Historically, such losses primarily reflect payroll of year-round personnel, the update of tax software and other costs and expenses relating to preparation for the following tax season.

Financial Services Employees

The businesses that make up our Financial Services segment employed approximately 2,800 people as of December 31, 2002.

GEOGRAPHIC SEGMENTS

Financial data for geographic segments are reported in Note 29—Segment Information to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Real Estate Regulation.    The federal Real Estate Settlement Procedures Act ("RESPA") and state real estate brokerage laws restrict payments which real estate and mortgage brokers and other parties may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance, title insurance). Such laws may to some extent restrict preferred alliance arrangements involving our real estate brokerage franchisees, real estate brokerage operations, mortgage business and relocation business. Our mortgage business is also subject to numerous federal, state and local laws and regulations, including those relating to real estate settlement procedures, fair lending, fair credit reporting, truth in lending, federal and state disclosure and licensing. Currently, there are local efforts in certain states, which could limit referral fees to our relocation business.

In addition to RESPA and similar state law restrictions on payments which may be received by real estate brokers in connection with the sale of residences and referral of settlement services, with respect to our real estate brokerage business RESPA and similar state laws require timely disclosure of the relationships or financial interests between providers of real estate settlement services. Our real estate brokerage business is also subject to numerous federal, state and local laws and regulations that contain general standards for and prohibitions on the conduct of real estate brokers and sales associates, including those relating to licensing of brokers and sales associates, fiduciary and agency duties, administration of trust funds, collection of commissions, advertising, and consumer disclosures. Under state law, our real estate brokers have the duty to supervise and are responsible for the conduct of their sales associates.

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

Timeshare Sales and Marketing Regulation.    Our timeshare sales and marketing business is subject to extensive regulation by the states in which our resorts are located and in which its vacation ownership interests are marketed and sold. In addition, we are subject to federal legislation, including without limitation, the Federal Trade Commission Act; the Fair Housing Act; the Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to borrowers regarding the terms of their loans; the Real Estate Settlement Procedures Act and Regulation X promulgated thereunder which require certain disclosures to borrowers regarding the settlement and servicing of loans; the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination in the extension of credit on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act, the Telemarketing and Fraud and Abuse Prevention Act, and the Civil Rights Acts of 1964, 1968 and 1991. In Australia, we are regulated by the Australian Securities and Investments Commission.

Many states have laws and regulations regarding the sale of vacation ownership interests. The laws of most states require a designated state authority to approve a timeshare public report, a detailed offering statement describing the resort operator and all material aspects of the resort and the sale of vacation ownership interests. In addition, the laws of most states in which we sell vacation ownership interests grant the purchaser of such an interest the right to rescind a contract of purchase at any time within a statutory rescission period, which generally ranges from three to ten days. Furthermore, most states have other laws that regulate our timeshare sales and marketing activities, such as real estate licensing laws, travel sales licensing laws, anti-fraud laws, telemarketing laws, telephone solicitation laws, including Do Not Call legislation and restrictions on the use of predictive dialers, prize, gift and sweepstakes laws, labor laws and various regulations governing access and use of our resorts by disabled persons.

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

Vehicle Rental and Fleet Leasing Regulation.    We are subject to federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, franchising, consumer credit, environmental protection and labor matters. The principal environmental regulatory requirements applicable to our vehicle and rental operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. We operate 467 Avis and Budget locations at which petroleum products are stored in underground or aboveground tanks. We have instituted an environmental compliance program designed to ensure that these tanks are in compliance with applicable technical and operational requirements, including the replacement and upgrade of underground tanks to comply with the December 1998 EPA upgrade mandate and periodic testing and leak monitoring of underground storage tanks. We believe that the locations where we currently operate are in compliance, in all material respects, with such regulatory requirements.

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

A traditional revenue source for the vehicle rental industry has been the sale of loss damage waivers, by which rental companies agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period. Approximately 3.4% of our vehicle operations revenue during 2002 was generated by the sale of loss damage waivers. Approximately 40 states have considered legislation affecting the loss damage waivers. To date, 24 states have enacted legislation which requires disclosure to each customer at the time of rental that damage to the rented vehicle may be covered by the customer's personal automobile insurance and that loss damage waivers may not be necessary. In addition, in the late 1980's, New York enacted legislation which eliminated our right to offer loss damage waivers for sale and limited potential customer liability to $100. Pursuant to new legislation effective February 24, 2003, New York will permit the sale of loss damage waivers at a capped rate of $9.00 per day for cars with an MSRP of less than $30,000 and $12.00 per day for cars with an MSRP of $30,000 or more. Moreover Nevada has capped rates for loss damage waivers at $15.00 per day. California has capped these rates at either $9.00 per day for cars with an MSRP of $19,000 or less, or $15.00 per day for cars with an MSRP of $19,000 to $34,999, but there is no cap for cars with an MSRP of $35,000 or more.

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

Our vehicle rental and fleet leasing businesses could be liable for damages in connection with motor vehicle accidents under the theory of vicarious liability. Under this theory, companies that lease or rent motor vehicles may be subject to liability for the tortuous acts of their lessees/renters, even in situations where the leasing/rental company has not been negligent and there is no product defect involved.

Wright Express Financial Services Corporation is subject to a variety of state and federal laws and regulations applicable to FDIC-insured, state-chartered financial institutions.

Marketing Regulation.    Primarily through our insurance/wholesale business, we market our products and services via a number of distribution channels, including direct mail, telemarketing and online. These channels are regulated on the state and federal levels and we believe that these activities will increasingly be subject to such regulation. Such regulation, including anti-fraud laws, consumer protection laws, telemarketing laws and telephone solicitation laws, may limit our ability to solicit new members or to offer one or more products or services to existing members. In addition to direct marketing, our insurance/wholesale business is subject to various state and local regulations including, as applicable, those of state insurance departments. While we have not been adversely affected by existing regulations, we cannot predict the effect of any future federal, state or local legislation or regulation.

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

Global Distribution Services Regulation.    Our global distribution services business is subject to regulation primarily in the United States, the European Union and Canada. Each jurisdiction's rules are largely based on the same set of core premises: that a computerized reservation system must treat all participating airlines equally, whether or not they are owners of the system; that airlines owning computerized reservations systems must not discriminate against the computerized reservation systems they do not own; and that computerized reservation system relationships with travel agencies should not be an impediment to competition from other computerized reservation systems or to the provision of services to the traveler. The U.S. and EU rules have the greatest impact on us because of the volume of business transacted by us in those jurisdictions. Neither jurisdiction currently seeks to regulate computerized reservation system relationships with non-airline participants, such as hotel and car rental companies, although the EU rules allow computerized reservation systems to incorporate rail services into their displays and such rail services are therefore subject to certain sections of the EU rules.

The rules in both the United States and the European Union include a non-discriminatory fee provision that requires all airlines to be charged the same fees for the same level of participation. The EU rules go further and require that fees must be reasonably structured and reasonably related to the cost of the service provided and used. The rules in both jurisdictions also regulate the terms of the contracts between the systems and travel agencies for use of the systems. In this regard, the EU rules include a provision relating to productivity pricing. Pursuant to this rule, any productivity benefits payable to a travel agency by a GDS for efficient use of the system must be based on ticketed segments.

Both the United States and European Union rules include a mandatory participation provision that requires the owner airlines to provide the same data and the same functionality to all GDS's and to accept and confirm bookings with equal timeliness in all GDS's. The rules in both jurisdictions also regulate the type of marketing data sold by the systems. Regulators in the United States and the European Union have announced proposed changes to the existing rules which would eliminate rules relating to mandatory participation and non-discriminatory pricing. The United States also proposes to ban or severely limit the payment of productivity benefits to travel agencies by systems. Both jurisdictions also propose to modify the regulations relating to the sale of marketing data. The proposed U.S. rule changes are subject to a comment period during which we intend to provide our views. The proposed EU rules have not yet been issued in draft form but are expected in the first half of 2003. We have actively provided our views to the EU commission and plan to comment on the draft when issued. If promulgated, as proposed, the revised rules could adversely affect the operations of Galileo.

Travel Agency Regulation.    The products and services we provide are subject to various federal, state and local regulations. We must comply with laws and regulations relating to our sales and marketing activities, including those prohibiting unfair and deceptive advertising or practices. Our travel service is subject to laws governing the offer and/or sale of travel products and services, including laws requiring us to register as a "seller of travel," to comply with disclosure. In addition, many of our travel suppliers and global distribution systems are heavily regulated by the United States and other governments and we are indirectly affected by such regulation

EMPLOYEES

As of December 31, 2002, we employed approximately 85,000 people. Management considers our employee relations to be satisfactory.

ITEM 2.    PROPERTIES

Our principal executive offices are located in leased space at 9 West 57th Street, New York, NY 10019 with a lease term expiring in 2013. Many of our general corporate functions are conducted at leased offices at One Campus Drive, 7 Sylvan Way, 1 Sylvan Way and 10 Sylvan Way, Parsippany, New Jersey and one owned facility located at 6 Sylvan Way, Parsippany, New Jersey 07054. Executive offices are also located at Landmark House, Hammersmith Bridge Road, London, England W69EJ.

Our real estate brokerage and settlement services businesses lease over seven million square feet of domestic office space under 1,469 leases. NRT corporate headquarters are located at 339 Jefferson Road, Parsippany, NJ pursuant to a lease expiring in 2007. NRT leases approximately 31 facilities serving as regional headquarters or large individual real estate offices; over 140 facilities serving as location administration, training facilities or storage, and approximately 950 offices under multiple leases serving as brokerage sales offices. These offices are generally located in shopping centers and small office parks, with lease terms not in excess of five years.

Our lodging franchise business leases space for its reservations centers and data warehouse in Aberdeen, South Dakota; Knoxville, Tennessee and St. John, New Brunswick, Canada pursuant to leases that expire in 2004, 2004, and 2009 respectively. In addition, our lodging and real estate businesses share approximately four leased office spaces within the United States.

Our timeshare exchange business has three properties which we own; a 200,000 square foot call center in Carmel, Indiana; a 200,000 square foot call center in Cork, Ireland and a call center located in Kettering, UK. Our timeshare exchange business also has approximately 10 leased offices located within the United States and approximately 38 additional leased spaces in various countries outside the United States.

Our timeshare sales and marketing business owns an 80,750 square foot facility in Redmond, Washington and leases space for call center and administrative functions in Syracuse, New York, Bellevue, Washington, Las Vegas, Nevada and Orlando, Florida, pursuant to leases expiring in 2005, 2006, 2006 and 2011, respectively. In addition, approximately 90 marketing and sales offices are leased throughout the United States.

Our vacation home rental business operations are managed in two owned locations (Earby, England and Monterrigioni, Italy) and four leased locations (Embsay, England; Leeds, England; Copenhagen, Denmark and Hamburg, Germany). The owned locations are comprised of 38,000 square feet and 1,200 square feet at Earby and Monterrigioni respectively. Our leased locations are comprised of 96,615 square feet and operate pursuant to leases that expire in 2003, 2004 and 2006, respectively.

Our relocation business has its main corporate operations in two leased buildings in Danbury, Connecticut with lease terms expiring in 2005 and 2008. There are also five regional offices located in Mission Viejo and Walnut Creek, California; Chicago, Illinois; Irving, Texas and Bethesda, Maryland, which provide operation support services. We own the facility in Mission Viejo and operate the other facilities referred to in the preceding sentence pursuant to leases that expire in 2005, 2004, 2003 and 2003, respectively. International offices are located in Swindon and Hammersmith, United Kingdom; Melbourne and Brisbane, Australia; Hong Kong and Singapore pursuant to leases that expire in 2017, 2012, 2005, 2003, 2003 and 2003, respectively.

Our mortgage business has centralized its operations to one main area occupying various leased offices in Mt. Laurel, New Jersey for a total of approximately 855,000 square feet. The lease terms expire over the next five years, with one lease expiring in 2022. Our mortgage business has recently entered into a lease for a new building which was completed and occupied in the beginning of 2003. The new lease is for 175,000 square feet and expires in 2013. Regional sales offices are located in Englewood, Colorado; Jacksonville, Florida and Santa Monica, California, pursuant to leases that expire in 2003, 2005 and 2005, respectively.

Our vehicle services segment owns a 158,000 square foot facility in Virginia Beach, Virginia, which serves as a satellite administrative and reservations facility for Avis rental car operations. Office space is also leased in Lisle, Illinois; Orlando, Florida and Denver, Colorado pursuant to leases that expire in 2004, 2005, and 2007, respectively. Our vehicle services segment leases space for its car reservations at four locations in the United States and two locations in Canada pursuant to leases expiring in 2006, 2009, 2009, 2010, 2010 and 2011. In addition, there are approximately 19 leased office locations in the United States.

We lease or have vehicle rental concessions for both the Avis and Budget brands at multiple locations throughout the world. Avis operates 729 locations in the United States and 235 locations outside the United States. Of those locations, 231 in the United States and 73 outside the United States are at airports. Budget operates at 565 locations in the United States of which 138 are at airports. Budget also operates at 113 locations outside the United States. Typically, an airport receives a percentage of vehicle rental revenues, with a guaranteed minimum. Because there is a limit to the number of vehicle rental locations in an airport, vehicle rental companies frequently bid for the available locations, usually on the basis of the size of the guaranteed minimums.

PHH Arval leases office space and marketing centers in seven locations in the United States and Canada, with approximately 88,000 square feet in the aggregate. PHH Arval maintains a 200,000 square foot headquarters office in Hunt Valley, Maryland. In addition, Wright Express leases approximately 180,000 square feet of office space in two domestic locations.

Our insurance/wholesale business leases four domestic office spaces in Franklin, Tennessee with lease terms ending in 2003, 2006 and 2009. In addition, there are ten leased locations internationally that function as sales and administrative office for Cims with the main office located in Portsmouth, United Kingdom.

Our tax preparation service leases a 27,000 square foot facility in Sarasota, Florida.

Our travel distribution business has three properties, which we own; a 256,000 square foot data center in Greenwood, Colorado; a 32,000 square foot facility in Atlanta, Georgia and a 20,000 square foot facility in Lakeport, California. The travel distribution business also leases 118,000 square feet of office space in Rosemont, Illinois; 233,000 square feet of office space among five locations in the Denver, Colorado area; 39,000 square feet of office space in Honolulu, Hawaii; approximately 18 additional properties within the United States and 45 leased spaces in various countries outside the United States.

Our travel operations have leased locations in Aurora, Colorado; Nashville, Tennessee and Moore, Oklahoma. They occupy a total of approximately 133,000 square feet pursuant to leases expiring in 2006, 2006, and 2003, respectively.

Trust International operates in three locations for call center and technical support operations in Frankfurt, Germany, Singapore and Orlando, Florida. WizCom operates out of leased space in Garden City, New York.

We believe that such properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3.    LEGAL PROCEEDINGS

After the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the date of this Annual Report on Form 10-K, approximately 70 lawsuits claiming to be class actions and other proceedings were commenced against us and other defendants.

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

On December 7, 1999, we announced that we had reached an agreement to settle claims made by class members in the Securities Action for approximately $2.85 billion in cash. This settlement has received all necessary court approvals and was fully funded by us on May 24, 2002 (see Note 17—Stockholder Litigation Settlement Liability to the Consolidated Financial Statements).

Welch & Forbes, Inc. v. Cendant Corp., et al., No. 98-2819 (WHW) (the "PRIDES Action"), is a consolidated class action filed on behalf of purchasers of the Company's PRIDES securities between February 24 and August 28, 1998. Named as defendants are the Company; Cendant Capital I, a statutory business trust formed by the Company to participate in the offering of PRIDES securities; seventeen current and former officers and directors of the Company, CUC and HFS; Ernst & Young; and the underwriters for the PRIDES offering, Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Chase Securities Inc.

The allegations in the Amended Consolidated Complaint in the PRIDES Action are substantially similar to those in the Securities Action. The PRIDES Action states claims under Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, and seeks damages in an unspecified amount. In January 2000, we announced a partial settlement of the PRIDES Action (see Note 22 to the Consolidated Financial Statements).

On March 17, 1999, we entered into an agreement to settle the claims of class members in the PRIDES Action who purchased PRIDES securities on or prior to April 15, 1998 ("eligible persons"). The settlement did not resolve claims based upon purchases of PRIDES after April 16, 1998 and, as of December 31, 2001, other than Welch & Forbes, Inc. v. Cendant Corp., et al., which is previously discussed, no purchasers of PRIDE securities after April 16, 1998 have instituted proceedings against us. Pursuant to the settlement, we distributed more shares of our Common Stock than we otherwise would have under the terms of the original PRIDES.

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

The settlements described herein do not encompass all litigation asserting claims against us associated with the accounting irregularities. We cannot give any assurance as to the final outcome or resolution of these unresolved proceedings. An adverse outcome from certain unresolved proceedings could be material with respect to earnings in any given reporting period. However, we do not believe that the impact of such unresolved proceedings should result in a material liability to us in relation to our consolidated financial position or liquidity.

In Re Homestore.com Securities Litigation, No. 10-CV-11115 (MJP) (U.S.D.C., C.D. Cal.). On November 15, 2002, Cendant and Richard A. Smith, one of our officers, were added as defendants in a purported class action. The 26 other defendants in such action include Homestore.com, Inc., certain of its officers and directors and its auditors. Such action was filed on behalf of persons who purchased stock of Homestore.com (an Internet-based provider of residential real estate listings) between January 1, 2000 and December 31, 2001. The complaint in this action alleges violations of Sections 10(b) and 20(a) of the Securities and Exchange Act based on purported misconduct in connection with the accounting of certain revenues in financial statements published by Homestore during the class period. On January 10, 2003, we, together with Mr. Smith, filed a motion to dismiss plaintiffs' claims for failure to state a claim upon which relief could be granted. A hearing on our motion to dismiss was held on February 14, 2003 and at the conclusion thereof the motion was submitted to the court for determination.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price on Common Stock

Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CD". At January 29, 2003 the number of stockholders of record was approximately 9,562. The following table sets forth the quarterly high and low sales prices per share of CD common stock as reported by the NYSE for 2002 and 2001.

2002	High	Low
First Quarter	$19.99	$15.35
Second Quarter	19.03	15.15
Third Quarter	15.66	10.75
Fourth Quarter	12.88	9.04
2001	High	Low
First Quarter	$14.760	$9.625
Second Quarter	20.370	13.890
Third Quarter	21.530	11.030
Fourth Quarter	19.810	12.040

On March 3, 2003, the last sale price of our CD common stock on the NYSE was $12.20 per share.

Dividend Policy

We expect to retain our earnings for the development and expansion of our businesses and the repayment of indebtedness and do not anticipate paying dividends on common stock in the foreseeable future. However, we are currently analyzing the benefits of paying dividends in the future and may change this policy based on the results of our analysis.

ITEM 6.    SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2002	2001	2000	1999	1998
	(In millions, except per share data)
Results of Operations
Net revenues	$14,088	$8,613	$4,320	$5,755	$6,364

Income (loss) from continuing operations	$1,081	$342	$569	$(307)	$114
Income (loss) from discontinued operations, net of tax	(205)	81	91	252	426
Extraordinary losses on early extinguishment of debt, net of tax	(30)	—	(2)	—	—
Cumulative effect of accounting changes, net of tax	—	(38)	(56)	—	—

Net income (loss)	$846	$385	$602	$(55)	$540

Per Share Data
CD Common Stock
Income (loss) from continuing operations:
Basic	$1.06	$0.37	$0.79	$(0.41)	$0.13
Diluted	1.04	0.36	0.77	(0.41)	0.13
Cumulative effect of accounting changes:
Basic	$—	$(0.05)	$(0.08)	$—	$—
Diluted	—	(0.04)	(0.08)	—	—
Net income (loss):
Basic	$0.83	$0.42	$0.84	$(0.07)	$0.64
Diluted	0.81	0.41	0.81	(0.07)	0.61
Financial Position
Total assets	$35,897	$33,544	$15,153	$15,412	$20,230
Total long-term debt, excluding Upper DECS	5,601	6,132	1,948	2,845	3,363
Upper DECS	863	863	—	—	—
Assets under management and mortgage programs	15,008	11,868	2,861	2,726	7,512
Debt under management and mortgage programs	12,747	9,844	2,040	2,314	6,897
Mandatorily redeemable preferred interest in a subsidiary	375	375	375	—	—
Mandatorily redeemable preferred securities issued by subsidiary holding solely senior debentures issued by the Company	—	—	1,683	1,478	1,472
Stockholders' equity	9,315	7,068	2,774	2,206	4,836

In presenting the financial data above in conformity with general accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported. See "Critical Accounting Policies" under Item 7 included elsewhere herein for a detailed discussion of the accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

See Notes 4, 5 and 7 to the Consolidated Financial Statements for detailed discussions of gains and losses on dispositions of businesses, impairment of investments and other charges (credits) recorded for the years ended December 31, 2002, 2001 and 2000. During 1999, we recorded other charges of $3,032 million ($1,921 million, after tax or $2.56 per diluted share) primarily in connection with the settlement of our class action securities litigation. We also recorded net gains on the dispositions of businesses of $1,109 million ($879 million, after tax or $1.17 per diluted share) during 1999 primarily related to the disposition of our former fleet businesses. During 1998, we recorded other charges of $838 million ($545 million, after tax or $0.62 per diluted share) primarily associated with the termination of a proposed acquisition and the PRIDES litigation settlement.

During 2002 and 2001, we completed a number of acquisitions, which materially impacted our results of operations and financial position. See Note 3 to our Consolidated Financial Statements for a detailed discussion of such acquisitions and the pro forma impact thereof on our results of operations. Additionally, during 2002 we adopted the non-amortization provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." Accordingly, our results of operations for 2001, 2000, 1999 and 1998 reflect the amortization of goodwill and indefinite-lived intangible assets, while our results of operations for 2002 do not reflect such amortization. See Note 12—Intangible Assets to our Consolidated Financial Statements for a pro forma disclosure depicting our results of operations during 2001 and 2000 after applying the non-amortization provisions of SFAS No. 142.

Income (loss) from discontinued operations, net of tax includes the after tax results of discontinued operations and the gain (loss) on disposal of discontinued operations. See Note 6 to our Consolidated Financial Statements for detailed information regarding discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Business Section and our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts are in millions and those relating to our results of operations are presented before taxes.

We are one of the foremost providers of travel and real estate services in the world. Our businesses provide a wide range of consumer and business services and are intended to complement one another and create cross-marketing opportunities both within and among our business segments. We operate in five business segments:

  •
  Real Estate Services—franchises our three residential and one commercial real estate brands, provides brokerage services under our real estate franchise brands, provides home buyers with mortgages, title, appraisal review and closing services and facilitates employee relocations;

  •
  Hospitality—markets, sells and manages vacation ownership interests, provides consumer financing to individuals purchasing these interests, facilitates the exchange of vacation ownership intervals, acquires and develops vacation ownership resorts (see "Affiliated Entities—FFD Development Company, LLC"), franchises our nine lodging brands and markets vacation rental properties in Europe;

  •
  Travel Distribution—provides global distribution and computer reservation services (linking travelers and travel agencies to travel service providers), offers travel agency services, provides Web-based corporate travel solutions and provides travel marketing information to airline clients;

  •
  Vehicle Services—operates and franchises our Avis and Budget vehicle rental brands and provides fleet management and fuel card services;

  •
  Financial Services—provides financial institution enhancement products and loyalty solutions, markets long-term care insurance to consumers, operates and franchises tax preparation offices and provides a variety of membership programs through an outsourcing arrangement with Trilegiant Corporation (as discussed further in the section entitled "Liquidity and Capital Resources—Affiliated Entities").

We seek organic growth in revenues and earnings by serving our customers, applying our core competencies and managing our discretionary spending with a focus on return on investment. Such growth is expected to be augmented by, on a select basis, the acquisition and integration of complementary businesses, the purchase price of which we intend to pay with cash generated by our core operations throughout 2003. We also routinely review and evaluate our portfolio of existing businesses to determine if they continue to meet our current objectives and, from time to time, engage in discussions concerning possible divestitures, joint ventures and related corporate transactions.

During 2002, we completed a number of such transactions, as discussed below.

Acquisitions

On April 17, 2002, we acquired all of the outstanding common stock of NRT Incorporated, the largest residential real estate brokerage firm in the United States, for $230 million, including $3 million of estimated transaction costs and expenses and $11 million related to the conversion of NRT employee stock appreciation rights to CD common stock options. The acquisition consideration was funded through an exchange of 11.5 million shares of CD common stock then-valued at $216 million, which included approximately 1.5 million shares of CD common stock then-valued at $30 million in exchange for existing NRT options. As part of the acquisition, we also assumed approximately $320 million of NRT debt, which was subsequently repaid. Prior to the acquisition, NRT operated as a joint venture between us and Apollo Management, L.P. that acquired independent real estate brokerages, converted them to one of our real estate franchise brands and operated under the brand pursuant to two 50-year agreements. Management believes that as a wholly-owned subsidiary, NRT will be a more efficient acquisition vehicle and achieve greater financial and operational synergies. NRT is a component of the Real Estate Services segment.

On April 30, 2002, we acquired approximately 90% of the outstanding common stock of Trendwest Resorts, Inc. for $804 million in our CD common stock (approximately 42.6 million shares) plus $20 million of estimated transaction costs and expenses and $25 million related to the conversion of Trendwest employee stock options into CD common stock options. As part of the acquisition, we assumed $89 million of Trendwest debt, of which $78 million was subsequently repaid. We purchased the remaining 10% of the outstanding Trendwest shares in a merger on June 3, 2002 for approximately 4.8 million shares of our CD common stock aggregating $87 million. Trendwest markets, sells and finances vacation ownership interests. Management believes that this acquisition will provide us with significant geographic diversification and global presence in the timeshare industry. Trendwest is now a component of our Hospitality segment.

On November 22, 2002, we acquired substantially all of the domestic assets of the vehicle rental business of Budget Group, Inc., as well as selected international operations, for approximately $109 million in cash plus $44 million of transaction costs and expenses. As part of the acquisition, we also assumed approximately $2.4 billion of Budget's asset-backed vehicle related debt, which was repaid with the proceeds from our subsequent issuance of $2.0 billion of asset-backed debt and approximately $400 million of borrowings under our $2.9 billion revolving credit facility. Management believes that Budget is a complementary fit with the other leisure travel services we provide through our hotel, timeshare, and travel distribution companies. Budget is now a component of our Vehicle Services segment.

Subsequent to our acquisition of NRT, we acquired 20 other residential real estate brokerage operations through NRT for approximately $399 million, including Arvida Realty Services for approximately $160 million and The DeWolfe Companies for approximately $146 million. The acquisition of real estate brokerages by NRT is a core part of its growth strategy. We also acquired 17 other non-significant businesses during 2002 for aggregate consideration of approximately $582 million in cash, including (i) Equivest Finance, Inc., a timeshare developer, for approximately $98 million; (ii) three European distribution partners of our Galileo subsidiary for approximately $125 million; (iii) Novasol AS, a marketer of privately owned vacation properties in Europe, for approximately $66 million and (iv) 12 other businesses for approximately $256 million primarily within our Hospitality and Travel Distribution segments. None of these acquisitions were significant to our results of operations or financial position individually or in the aggregate.

The following table summarizes the preliminary estimated fair values of net assets acquired and resultant goodwill recognized in connection with the above acquisitions:

	Assets Acquired	Liabilities Assumed	Net Assets Acquired	Goodwill
NRT	$2,317	$1,014	$1,303	$1,564
Trendwest	1,148	212	936	687
Budget	3,504	3,351	153	432
Other(*)	1,299	1,050	249	732

(*)
The goodwill resulting from the preliminary allocations of the purchase prices of these businesses aggregated $732 million, of which $241 million, $257 million, $157 million, $13 million and $64 million was allocated to the Real Estate Services, Hospitality, Travel Distribution, Vehicle Services and Financial Services segments, respectively.

The results of operations of businesses we acquired have been included in our consolidated results of operations since their respective dates of acquisition. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals, and other analyses. Revisions to the fair values, which may be significant, will be recorded as further adjustments to the purchase price allocations. We are also in the process of integrating the operations of all our acquired businesses and expect to incur costs relating to such integrations. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on our Consolidated Balance Sheets as adjustments to the purchase price or on our Consolidated Statements of Income as expenses, as appropriate. For more detailed information regarding the Budget, NRT and Trendwest acquisitions, see Note 3—Acquisitions to our Consolidated Financial Statements.

Dispositions

On May 22, 2002, we sold our NCP subsidiary for approximately $1.2 billion in cash. NCP operated car parking facilities within the United Kingdom and was a part of our Vehicle Services segment. We recorded an after-tax loss of approximately $256 million in the second quarter of 2002 on the sale of this business principally related to foreign currency translation, as a result of the strengthening of the U.S. dollar against the U.K. pound since our acquisition of NCP in 1998 through the date of disposition. Such loss was recorded within the loss on disposal of discontinued operations, net of tax, line item. The account balances and activities of NCP have been segregated and reported as a discontinued operation for all periods presented herein, as required by generally accepted accounting principles.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where we are paid a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

Mortgage Servicing Rights.    A mortgage servicing right ("MSR") is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities. The value of mortgage servicing rights is estimated based upon an internal valuation that reflects management's estimates of expected future cash flows considering prepayment estimates (developed using a third party model described below), our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves and other economic factors. More specifically, we incorporate an Option Adjusted Spread ("OAS") model to generate and discount cash flows for the MSR valuation. The OAS model generates numerous interest rate paths then calculates the MSR cash flow at each monthly point for each interest rate path and discounts those cash flows back to the current period. The MSR value is determined by averaging the discounted cash flows from each of the interest rate paths. The interest rate paths are generated with a random distribution centered around implied forward interest rates which are determined from the interest rate yield curve at any given point of time. As of December 31, 2002, the implied forward interest rates project an increase of approximately 50 basis points in the yield of the 10-year Treasury Note over the next 12 months. Changes in the yield curve will result in changes to the forward rates implied from that yield curve.

As noted above, a key assumption in our estimate of the MSR valuation are forecasted prepayments. We use a third party model, adjusted to reflect the historical prepayment behavior exhibited by our portfolio, to forecast prepayment rates at each monthly point for each interest rate path in the OAS model. The prepayment forecast is based on historical observations of prepayment behavior in similar periods of refinance incentive. The prepayment forecast incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, previous refinance opportunities and estimated levels of home equity to determine the prepayment forecast at each monthly point for each interest rate path.

To the extent that fair value is less than carrying value, we would consider the portfolio to have been impaired and record a related charge. Reductions in interest rates different than those predicted in our models could cause us to use different assumptions in the MSR valuation, which could result in a decrease in the estimated fair value of our MSR asset, requiring a corresponding reduction in the carrying value of the asset. To mitigate this risk, we use derivatives that generally increase in value as interest rates decline and conversely decline in value as interest rates increase. Additionally, as interest rates are reduced, we have historically experienced a greater level of refinancings, which has historically mitigated the impact on earnings of the decline in our MSR asset.

Changes in the estimated fair value of the mortgage servicing rights based upon variations in the assumptions (e.g., future interest rate levels, prepayment speeds) cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Changes in one assumption may result in changes to another, which may magnify or counteract the fair value sensitivity analysis and would make such an analysis not meaningful. Additionally, further declines in interest rates due to a weakening economy and geopolitical risks, which result in an increase in refinancing activity or change in the methodology of valuing our MSR asset, could adversely impact the valuation. The carrying value of our MSR asset was approximately $1.4 billion as of December 31, 2002 and the total portfolio that we were servicing approximated $115.8 billion as of December 31, 2002 (refer to Note 14—Mortgage Servicing Activities to our Consolidated Financial Statements for a detailed discussion of the effect of any changes to the value of this asset during 2002 and 2001). The effects of any adverse potential changes in the estimated fair value of our MSR asset are detailed in Note 20—Transfers and Servicing of Financial Assets to our Consolidated Financial Statements.

Retained Interests from Securitizations.    We sell a significant portion of our residential mortgage loans and relocation and timeshare receivables as part of our overall financing and liquidity strategy. We retain the servicing rights and, in some instances, subordinated residual interests in the mortgage loans and relocation and timeshare receivables. With the exception of specific mortgage loans that are sold with recourse, the investors have no recourse to our other assets for failure of debtors to pay when due. Gains or losses relating to the assets securitized are allocated between such assets and the retained interests based on their relative fair values on the date of sale. We estimate fair value of the retained interests based upon the present value of expected future cash flows, which is subject to the prepayment risks, expected credit losses and interest rate risks of the sold financial assets.

Changes in the estimated fair value of the retained interests based upon variations in the assumptions (e.g., prepayment risks, expected credit losses and interest rate risks) cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Changes in one assumption may result in changes to another, which may magnify or counteract the fair value sensitivity analysis and would make such an analysis not meaningful. The carrying value of our retained interests was approximately $1.9 billion at December 31, 2002, of which approximately $1.4 billion represented our mortgage servicing rights asset that was retained upon the sale of the underlying mortgage loans, as described above under "Mortgage Servicing Rights." The effects of any adverse potential changes in the estimated fair value of our retained interests are detailed in Note 20—Transfers and Servicing of Financial Assets to our Consolidated Financial Statements.

Financial Instruments.    We estimate fair values for each of our financial instruments, including derivative instruments. Most of these financial instruments are not publicly traded on an organized exchange. In the absence of quoted market prices, we must develop an estimate of fair value using dealer quotes, present value cash flow models, option pricing models or other conventional valuation methods, as appropriate. The use of these fair value techniques involves significant judgments and assumptions, including estimates of future interest rate levels based on interest rate yield curves, prepayment and volatility factors, and an estimation of the timing of future cash flows. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in the financial statements, which are disclosed in Note 27—

Financial Instruments to our Consolidated Financial Statements. In addition, hedge accounting requires that at the beginning of each hedge period, we justify an expectation that the relationship between the changes in fair value of derivatives designated as hedges compared to changes in the fair value of the underlying hedged items be highly effective. This effectiveness assessment involves an estimation of changes in fair value resulting from changes in interest rates and corresponding changes in prepayment levels, as well as the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and the underlying hedged items are recorded in earnings. See Item 7a. "Quantitative and Qualitative Disclosures about Market Risk" for a discussion of the effect of hypothetical changes to these assumptions.

Goodwill and Other Intangible Assets.    We have reviewed the carrying values of our goodwill and other intangible assets as required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," by comparing the carrying values of our reporting units to their fair values and determined that the carrying amounts of our reporting units did not exceed their respective fair values. When determining fair value, we utilized various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amounts. In such event, we would then be required to record a charge, which would impact earnings. We will continue to review the carrying values of goodwill and other intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

We provide a wide range of consumer and business services and, as a result, our goodwill and other intangible assets are allocated among many diverse reporting units. Accordingly, it is difficult to quantify the impact of an adverse change in financial results and related cash flows, as such change may be isolated to a small number of our reporting units or spread across our entire organization. In either case, the magnitude of an impairment of such assets, if any, cannot be extrapolated. However, our businesses are concentrated in a few industries and, as such, an adverse change to any of these industries will impact our consolidated results and may result in impairment of our goodwill and other intangible assets. The aggregate carrying value of our goodwill and other intangible assets was approximately $13.2 billion at December 31, 2002, of which $10.7 billion represented goodwill, $1.1 billion represented other indefinite-lived intangible assets and $1.4 billion represented intangible assets with finite lives (refer to Note 12—Intangible Assets to our Consolidated Financial Statements for more information on goodwill and other intangible assets).

RESULTS OF OPERATIONS—2002 vs. 2001

Our consolidated results from continuing operations comprised the following:

	2002	2001	Change
Net revenues	$14,088	$8,613	$5,475

Expenses, excluding other charges and non-program related interest, net	11,793	7,003	4,790
Other charges	374	671	(297)
Non-program related interest, net	262	252	10

Total expenses	12,429	7,926	4,503

Gains on dispositions of businesses	—	443	(443)

Losses on dispositions of businesses	—	(26)	26

Impairment of investments	—	(441)	441

Income before income taxes, minority interest and equity in Homestore	1,659	663	996
Provision for income taxes	556	220	336
Minority interest, net of tax	22	24	(2)
Losses related to equity in Homestore, net of tax	—	77	(77)

Income from continuing operations	$1,081	$342	$739

Net revenues and total expenses increased $5.5 billion and $4.5 billion, respectively, during 2002 primarily due to the acquisitions of the following businesses, which contributed incremental revenues and expenses aggregating $5.4 billion and $4.9 billion, respectively:

Acquired Business	Date of Acquisition	Incremental Contribution to Net Revenues	Incremental Contribution to Total Expenses
Avis Group Holdings, Inc.	March 2001	$562	$569
Fairfield Resorts, Inc.	April 2001	137	123
Galileo International, Inc.	October 2001	1,199	852
NRT	April 2002	3,034	2,881	(a)
Trendwest	April 2002	348	289	(b)
Budget	November 2002	161	159

Total Contributions		$5,441	$4,873

(a)
Excludes $235 million of non-cash amortization of the pendings and listings intangible asset and $27 million of acquisition and integration related costs.
(b)
Excludes $21 million of non-cash amortization of the pendings and listings intangible asset and $1 million of acquisition and integration related costs.

In addition to the contributions made by acquired businesses, net revenues were favorably impacted by growth in our Real Estate Services and Vehicle Services segments (exclusive of acquisitions). For a detailed discussion of revenue trends, see below.

Partially offsetting the increase in total expenses recorded during 2002 was a decrease of $297 million in other charges as follows:

	2002	2001	Change
Acquisitions and integration related(a)	$285	$112	$173
Litigation and related(b)	103	86	17
Restructuring and other unusual(c)	(14)	379	(393)
Mortgage servicing rights impairment(d)	—	94	(94)

Total other charges(e)	$374	$671	$(297)

(a)
The 2002 charges represent (i) the non-cash amortization of the pendings and listings intangible asset ($256 million) primarily resulting from our acquisition of NRT and (ii) other acquisition and integration-related costs ($29 million) also primarily resulting from our acquisition of NRT. The 2001 charges primarily related to (i) outsourcing our information technology operations to IBM in connection with the acquisition of Galileo ($78 million), (ii) integrating our existing travel agency businesses with Galileo's computerized reservations system ($23 million) and (iii) severance in connection with the rationalization of duplicative functions ($4 million).

(b)
The 2002 and 2001 charges were incurred in connection with settlements or investigations relating to the 1998 discovery of accounting irregularities in the former business units of CUC International, Inc. The 2002 charge was partially offset by a credit of $42 million related to the recovery under our directors' and officers' liability insurance policy in connection with derivative actions arising from former CUC related litigation, while the 2001 charge was partially offset by a non-cash credit of $14 million to reflect an adjustment to the PRIDES class action litigation settlement charge recorded by the Company in 1998.
(c)
The 2002 amount represents non-cash credits related to changes in the original estimates of costs to be incurred in connection with our restructuring initiatives undertaken during 2001 as a result of the September 11, 2001 terrorist attacks. The 2001 amount primarily represents charges related to (i) the restructuring initiatives undertaken in response to the September 11, 2001 terrorist attacks ($192 million), (ii) the funding of an irrevocable contribution to the Real Estate Technology Trust ($95 million), (iii) the funding of Trip Network, Inc. ($85 million) and (iv) a contribution to the Cendant Charitable Foundation ($7 million). The activity and ending balance of the 2001 restructuring accrual can be found in Note 7—Other Charges (Credits) to our Consolidated Financial Statements.
(d)
The 2001 charge was incurred in connection with unprecedented rate reductions subsequent to the September 11, 2001 terrorist attacks that we deemed not to be in the ordinary course of business. The 2002 impairments were recorded as reductions to net revenues.
(e)
See Note 7—Other Charges (Credits) to our Consolidated Financial Statements for a detailed description of each charge.

Additionally, our 2001 operating results were impacted by gains and losses related to the dispositions of businesses, as well as by losses related to the impairment of investments, while our 2002 results were not impacted by such events. During 2001, these events resulted in (i) $443 million of gains primarily related to the sale of our real estate Internet portal ($436 million), (ii) $26 million of losses related to the dispositions of non-strategic businesses and (iii) $441 million of losses related to the impairment of our investments in Homestore, Inc. ($407 million) and lodging and Internet-related businesses ($34 million).

Our overall effective tax rate was 33.5% and 33.2% for 2002 and 2001, respectively. The effective rate for 2002 was higher from the negative impact of a reduction in the amount of foreign tax credits and state net operating losses that were utilized, which was only partially offset by the benefit from the impact on the tax provision from the elimination of goodwill amortization.

Our 2001 operating results were also negatively impacted by after-tax losses of $77 million related to our equity ownership in Homestore, which was received in connection with the sale of our Internet real estate portal to Homestore in February 2001. Our investment in Homestore has been recorded at zero since fourth quarter 2001 and, as such, we are no longer required by generally accepted accounting principles to record a proportionate share of Homestore's losses. Therefore, during 2002, our operating results were not impacted by our investment in Homestore. We have no future obligations relating to our investment in Homestore. For a detailed discussion regarding the sale of our real estate Internet portal and our investment in Homestore, refer to Notes 5 and 6 to our Consolidated Financial Statements.

As a result of the above-mentioned items, income from continuing operations increased $739 million, or 216%, during 2002.

Discussed below are the operating results for each of our segments, which focuses on revenues and Adjusted EBITDA. Adjusted EBITDA is defined as earnings before non-program related interest, income taxes, non-program related depreciation and amortization, minority interest and, in 2001, equity in Homestore. Such measure is then adjusted to exclude items that are of a non-recurring or unusual nature and are also not measured in assessing segment performance. In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," our management believes such discussions are the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies. The footnotes to the table presented below describe the items that have been excluded from Adjusted EBITDA.

	Revenues			Adjusted EBITDA
	2002	2001	% Change	2002(a)	2001(b)	% Change
Real Estate Services(c)	$4,687	$1,859	152%	$853	$939	(9%)
Hospitality(d)	2,180	1,522	43%	625	513	22%
Travel Distribution(e)	1,695	437	288%	524	108	385%
Vehicle Services(f)	4,175	3,322	26%	408	290	41%
Financial Services	1,325	1,402	(5%)	449	310	45%

Total Reportable Segments	14,062	8,542		2,859	2,160
Corporate and Other(g)	26	71	*	(98)	(73)	*

Total Company	$14,088	$8,613		2,761	2,087

Less: Non-program related depreciation and amortization				466	477
Less: Other charges:
Acquisition and integration related costs				285	112
Litigation and related costs				103	86
Restructuring and other unusual charges				(14)	379
Mortgage servicing rights impairment				—	94
Less: Non-program related interest, net				262	252
Plus: Gains on dispositions of businesses				—	443
Less: Losses on dispositions of businesses				—	26
Less: Impairment of investments				—	441

Income before income taxes, minority interest and equity in Homestore				$1,659	$663

*
Not meaningful.
(a)
Adjusted EBITDA excludes non-cash credits of $14 million related to changes in the original estimates of costs to be incurred in connection with restructuring initiatives undertaken during 2001 as a result of the September 11, 2001 terrorist attacks ($6 million, $1 million and $7 million of credits were recorded within Real Estate Services, Vehicle Services and Corporate and Other, respectively).
(b)
Adjusted EBITDA excludes charges of $192 million incurred primarily in connection with restructuring and other initiatives undertaken as a result of the September 11, 2001 terrorist attacks ($31 million, $51 million, $58 million, $7 million, $10 million and $35 million of charges were recorded within Real Estate Services, Hospitality, Vehicle Services, Travel Distribution, Financial Services and Corporate and Other, respectively).
(c)
Adjusted EBITDA for 2002 excludes a charge of $27 million principally related to the acquisition and integration of NRT and other real estate brokerage businesses. Adjusted EBITDA for 2001 excludes charges of $95 million related to the funding of an irrevocable contribution to the Real Estate Technology Trust and $94 million related to the impairment of our mortgage servicing rights asset.
(d)
Adjusted EBITDA for 2002 excludes $1 million of acquisition and integration related costs. Adjusted EBITDA for 2001 excludes a charge of $11 million related to the impairment of investments due in part to the September 11, 2001 terrorist attacks.
(e)
Adjusted EBITDA for 2001 excludes charges of $23 million related to the acquisition and integration of Galileo and Cheap Tickets.
(f)
Adjusted EBITDA for 2001 excludes charges of $5 million related to the acquisition and integration of Avis and $2 million related to the impairment of investments due to the September 11, 2001 terrorist attacks.
(g)
Represents the results of operations of our non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments. Adjusted EBITDA for 2002 excludes $145 million of litigation and related costs and $1 million of acquisition and integration related costs. Such charges were partially offset by a credit of $42 million related to the recovery under our directors' and officers' liability insurance policy in connection with derivative actions arising from former CUC related litigation. Adjusted EBITDA for 2001 excludes charges of (i) $427 million primarily related to the impairment of our investment in Homestore, (ii) $100 million for litigation and related costs, (iii) $85 million related to the funding of Trip Network, (iv) $78 million related to the outsourcing of our information technology operations to IBM in connection with the acquisition of Galileo, (v) $26 million related to losses on the dispositions of non-strategic businesses in 1999, (vi) $7 million related to a non-cash contribution to the Cendant Charitable Foundation and (vii) $4 million related to the acquisition and integration of Avis. Such charges were partially offset by (i) a gain of $436 million related to the sale of our real estate Internet portal, (ii) a gain of $7 million related to the dispositions of non-strategic businesses and (iii) a credit of $14 million to reflect an adjustment to the settlement charge recorded in the fourth quarter of 1998 for the PRIDES class action litigation.

Real Estate Services

Revenues increased $2.8 billion (152%) while Adjusted EBITDA declined $86 million (9%) during 2002. The increase in revenues was principally driven by the contribution of approximately $3.0 billion in revenues from the acquisition of NRT (the operating results of which have been included in our consolidated results since April 17, 2002). The NRT acquisition also contributed $194 million to Adjusted EBITDA during 2002. Prior to our acquisition of NRT, we received royalty and marketing fees of $220 million, real estate referral fees of $37 million and termination fees of $16 million from NRT during 2001. For the period from January 1, 2002 through April 17, 2002, NRT paid us royalty and marketing fees of $66 million, real estate referral fees of $9 million and a termination fee of $16 million. We also had a preferred stock investment in NRT prior to our acquisition that generated dividend income of $10 million and $27 million during 2002 and 2001, respectively.

On a comparable basis, including post-acquisition intercompany royalties paid by NRT, our real estate franchise brands generated incremental royalties of $92 million in 2002, an increase of 18% over 2001. The increase in royalties from our real estate franchise brands primarily resulted from a 10% increase in home sale transactions by franchisees and NRT, and a 10% increase in the average price of homes sold. Royalty increases in the real estate franchise business are recognized with little or no corresponding increase in expenses due to the significant operating leverage within our franchise operations. Industry statistics provided by the National Association of Realtors for the twelve months ended December 31, 2002 indicate that the number of single-family homes sold increased 5% versus the prior year, while the average price of those homes sold increased approximately 9%. Through our continued franchise sales efforts, we have grown our franchised operations and in conjunction with NRT acquisitions of real estate brokerages, we have increased market share as our transaction volume has significantly outperformed the industry.

Revenues and Adjusted EBITDA in 2002 were negatively impacted by a $275 million non-cash provision for impairment of our mortgage servicing rights ("MSR") asset, which is the value of expected future cash flows. As noted above in "Critical Accounting Policies," the valuation of our MSR asset is generated by numerous estimates and assumptions, the most noteworthy being future prepayment rates, which represent the borrowers' propensity to refinance their mortgage. Today's mortgage industry enables homeowners to more easily refinance than they could in the past producing a change in consumer behavior that results in a greater likelihood to refinance in periods of declining interest rates, as experienced in the third quarter of 2002. During such period, interest rates on ten-year Treasury notes and 30-year mortgages declined by 120 basis points and 80 basis points, respectively, which resulted in the lowest interest rate levels in 41 years. As a result, we recognized that steep declines in interest rates experienced throughout the quarter and the related impact on current borrower prepayment behavior necessitated an increase to our estimate of future prepayment rates. Therefore, we updated the third party model we use to value our MSR asset to one that had recently become available in the marketplace, and revised our assumptions in order to better reflect more current borrower prepayment behavior. The combination of these factors resulted in increases to our estimated future loan prepayment rates, which negatively impacted the value of our MSR asset, hence requiring the provision for impairment of our MSR asset. Further declines in interest rates due to a weakening economy and geopolitical risks, which result in an increase in refinancing activity or changes in the methodology of valuing our MSR asset, could adversely impact the valuation.

Excluding the $275 million non-cash provision for impairment of MSRs, revenues from mortgage-related activities increased $28 million in 2002 compared with 2001 as revenue growth from mortgage production was principally offset by a decline in net revenues from mortgage servicing activities. Revenues from mortgage loan production increased $228 million (35%) in 2002 compared with the prior year due to substantial growth in our outsourced mortgage origination and broker business (explained below) and a 6% increase in the volume of loans that we packaged and securitized (sold by us). In 2002, revenues generated from our fee-based outsourcing and broker origination business grew at a faster rate than revenues generated from packaging and selling mortgage loans to the secondary market ourselves. Production fee income on outsourced and brokered loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenues at the time of sale (typically 30-60 days after closing). Accordingly, our production revenue is now driven by more of a mix in both mortgage loans closed and mortgage loans sold (as opposed to just loans sold). Production loans sold increased $2.1 billion

(6%), generating incremental production revenues of $83 million. Mortgage loans closed increased $14.8 billion (33%) to $59.3 billion, comprised of a $14.0 billion (206%) increase in closed loans which were outsourced or brokered, and a $750 million (2%) increase in closed loans to be securitized. The increase in outsourced and brokered loan volume contributed incremental production revenues of $145 million in 2002 compared with 2001. Purchase mortgage closings grew 14% to $28.7 billion, and refinancings increased 58% to $30.6 billion. Additionally, in connection with our securitized loans we realized an increase in margin which is consistent with the mortgage industry operating at a higher percentage of loan production capacity.

Net revenues from servicing mortgage loans declined $199 million, excluding the $275 million non-cash provision of MSRs. However, recurring servicing fees (fees received for servicing existing loans in the portfolio) increased $59 million (17%) primarily due to a 20% year-over-year increase in the average servicing portfolio. Such recurring activity was more than offset by $361 million of increased mortgage servicing rights amortization and valuation adjustments due to the high levels of refinancings and related loan prepayments, resulting from the lower interest rate environment, partially offset by $112 million of incremental net gains from hedging and other derivative activities to protect against changes in the fair value of MSR's due to fluctuations in interest rates.

Revenues and Adjusted EBITDA of this segment were also negatively impacted by a reduction of $44 million in revenue generated from relocation activities as a result of a decline in relocation-related homesale activity and lower interest rates charged to our clients. Excluding the acquisition of NRT, operating and administrative expenses within this segment increased $74 million. Higher expenses incurred to operate the mortgage business to support the continued high levels of mortgage loan production and related servicing activities were partially offset by a reduction in relocation-related costs, adjusting to a weaker corporate spending environment.

Hospitality

Revenues and Adjusted EBITDA increased $658 million (43%) and $112 million (22%), respectively, primarily due to the acquisitions of Fairfield Resorts, Inc. in April 2001, Trendwest in April 2002 and Equivest in February 2002 and certain other vacation rental companies abroad in 2002 and 2001. Fairfield, for the first quarter of 2002 (the period in which no comparable results were included in 2001), Trendwest, Equivest and the other acquired vacation rental companies, contributed incremental revenues of $137 million, $348 million, $107 million, and $41 million, respectively, and incremental Adjusted EBITDA of $18 million, $62 million, $24 million and $5 million, respectively, in 2002 compared with 2001.

Excluding the impact from these acquisitions, revenues increased $18 million, while Adjusted EBITDA declined $4 million, respectively, year-over-year. Growth within our Vacation Rental Group (exclusive of acquisitions) contributed incremental revenues of $13 million in 2002 due to an increase in vacation weeks sold, primarily attributable to improved marketing efforts. Timeshare subscription and transaction revenues within our timeshare exchange business increased $29 million (7%) primarily due to increases in exchange transactions and the average exchange fee. During 2002, we recognized an incremental $14 million of income from providing the financing on timeshare unit sales at our Fairfield subsidiary. The additional financing income was generated as a result of a 9% increase in the volume of contracts sold and a greater margin realized on contract sales as we benefited from a lower interest rate environment in 2002 compared with 2001.

Results within our lodging franchise operation continued to be suppressed during 2002, subsequent to the September 11, 2001 terrorist attacks and their impact on an already weakening travel industry. Accordingly, royalties, marketing fund and reservations revenues within our lodging franchise operations were down $10 million (3%) in 2002 compared with 2001 and initial franchise fees were down $7 million over the same periods. However, comparable year-over-year occupancy levels in our franchised lodging brands have shown improvement during 2002. In addition, Preferred Alliance revenues and Adjusted EBITDA declined $9 million in 2002 compared with 2001, primarily from contract expirations and a contract termination payment received in the prior year. Adjusted EBITDA increased $20 million from a venture master license agreement with Marriott International, Inc. entered into during 2002 which converted the ownership of a third party license agreement. Upon the change in ownership, the license fee, formerly included within operating expenses, is now recorded as a minority interest expense. Excluding acquisitions, operating and administrative expenses within this segment increased approximately $47 million in 2002 principally to support continued volume-related growth in our timeshare exchange business throughout 2002 compared to 2001.

Travel Distribution

Revenues and Adjusted EBITDA increased $1.3 billion and $416 million, respectively, in 2002 compared with 2001, due to the October 2001 acquisitions of Galileo and Cheap Tickets. The Galileo acquisition for the nine months ended September 30, 2002 (the period in which no comparable results were included in 2001) contributed incremental revenues and Adjusted EBITDA of $1.2 billion and $410 million, respectively, while Cheap Tickets contributed incremental revenues of $36 million and Adjusted EBITDA losses of $7 million over the same period. In addition, during the summer of 2002, we acquired Lodging.com and Trust International, two companies that supply reservation and distribution solution services to the hospitality industry. Lodging.com and Trust International's operating results were included from the acquisition dates forward and collectively contributed revenue of $16 million with no contribution to Adjusted EBITDA during 2002. Excluding the incremental contributions from the above-mentioned acquisitions, revenues and Adjusted EBITDA of this segment increased $7 million and $13 million, respectively, in 2002 compared with 2001.

Galileo subscriber fees and Adjusted EBITDA increased $26 million and $3 million, respectively, during 2002 due to the acquisition of national distribution companies (NDC's) in Europe. NDC's are independent organizations that market and sell Galileo global distribution and computer reservation services to travel agents and other subscribers. Partially offsetting this increase was a decline of $15 million in revenues generated from our travel agency business due to reductions in commission rates paid by the airlines, available net rate air inventory and members of travel-related clubs which are serviced by us.

Beginning with the fourth quarter 2002, all quarterly periods became comparable in terms of being subsequent to the acquisitions of Galileo and Cheap Tickets and the September 2001 terrorist attacks. In fourth quarter 2002, Galileo air travel booking fees were relatively constant, compared with fourth quarter 2001, as a 5% increase in booking volumes was substantially offset by a 4% decline in the effective yield per booking. The decline in effective yield was heavily influenced by unusually high cancellation and re-booking activity in the fourth quarter of 2001 due to the September 11, 2001 terrorist attacks. Adjusted EBITDA in fourth quarter 2002 (the period comparable with 2001) includes cost savings of approximately $10 million that were realized in connection with the integration of the Galileo and Cheap Tickets businesses, including cost reduction efforts that were initiated during fourth quarter 2001 to reflect expected business volumes subsequent to the September 11, 2001 terrorist attacks. Despite a rebound in travel post September 11, 2001, our travel-related booking volumes have not yet reached pre-September 11, 2001 levels.

Approximately 11% of Galileo's GDS (global distribution services) revenue is generated by United Air Lines, Inc., the largest single travel supplier utilizing Galileo's systems. In December 2002, UAL Corporation, the parent of United Air Lines, filed for bankruptcy protection. We do not expect to incur any material losses due to non-payment by United Air Lines of amounts outstanding as our contracts were granted approval for payment. However, if UAL does not successfully emerge from this bankruptcy, we would not expect to recover amounts outstanding, which could approximate $30 million, and we would expect that certain of Galileo's contributions to revenues (such as revenue derived from Web site and reservation hosting) would be negatively impacted in future periods. During 2002, we generated approximately $95 million of such revenues (primarily on a cost-plus basis) from these activities with United Air Lines. We would not expect this bankruptcy to have a material impact to any of our other revenue streams.

Vehicle Services

Revenues and Adjusted EBITDA increased $853 million (26%) and $118 million (41%), respectively, in 2002 versus the comparable prior year. Principally driving these increases were the incremental contributions made by Avis Group Holdings, Inc. (comprised of the Avis rental car business and our fleet management operations), which we acquired on March 1, 2001. Prior to the acquisition of Avis, revenues and Adjusted EBITDA of this segment consisted of franchise royalties received from Avis and earnings (losses) from our equity investment in Avis. Avis' operating results were included from the acquisition date forward and therefore included ten months of results in 2001 (March through December). Accordingly, the Avis acquisition for January and February of 2002 (the period for which no comparable results were included in 2001) contributed incremental revenues and Adjusted EBITDA of $562 million and $5 million, respectively. Additionally, the operating results of Budget were also included from the acquisition date of November 22, 2002 forward and contributed revenues and Adjusted EBITDA of $161 million and $6 million, respectively, in 2002.

On a comparable basis, post acquisition (ten months ended December 31, 2002 versus the comparable prior year period), revenues and Adjusted EBITDA increased $131 million and $106 million, respectively. For the ten months ended December 31, 2002, Avis car rental revenues increased $164 million (8%) over the comparable period in 2001, primarily due to a 7% increase in time and mileage revenue per rental day. A majority of the increase in time and mileage revenue per rental day was supported by an increase in pricing, the impact of which substantially flows to Adjusted EBITDA, and an increased share of domestic airport revenue generated by car rental companies. The increase in Adjusted EBITDA was principally supported by the gross margin on the revenue growth. Avis' revenues are primarily derived from car rentals at airport locations. Through November 2002 (the last period for which information is available), approximately 84% of Avis' revenues were generated from car rental locations at airports. Avis increased its share of total car rental revenues generated at domestic airports through November 2002 to 23.7% compared with a 22.5% share over the same eleven month period last year and has recognized airport revenue share gains in consecutive months since February 2002. For the eleven months ended November 30, 2002, Avis realized a 3.5% increase in its comparable year-over-year domestic airport revenues versus a total market segment decline of 1.6% over the same periods. Based on our accumulation of data thus far pertaining to December 2002, we do not expect any significant change in this favorable trend of increased market share for December 2002, once industry data for December 2002 is complete.

In our vehicle leasing and fleet management program businesses, revenues collectively declined $25 million (2%) during the comparable ten months ended December 31, 2002 compared with 2001, principally due to lower interest expense on vehicle funding, which is substantially passed through to clients and therefore results in lower revenues but has minimal Adjusted EBITDA impact. This was partially offset by an increase in depreciation on leased vehicles which is also passed through to clients.

Financial Services

Adjusted EBITDA increased $139 million (45%) in 2002 compared with 2001, despite a $77 million (5%) decrease in revenue. Adjusted EBITDA was favorably impacted by the outsourcing of our individual membership business, in which a net decline of $143 million in membership-related revenues (net of $6 million of royalty income from Trilegiant) due to a lower membership base was more than offset by a net reduction in expenses from servicing fewer members and not directly incurring the cost of marketing to solicit new members (see "Liquidity and Capital Resources—Trilegiant Corporation" for a detailed discussion of our outsourcing arrangement with Trilegiant). Marketing expenses decreased by $122 million in 2002 compared with 2001 due to a reduction in new member marketing costs in 2002. In addition, during fourth quarter 2001, Trilegiant increased its solicitation efforts and incurred $56 million of marketing costs that we were contractually required to fund and, as such, expense. In addition, membership operating expenses decreased by approximately $110 million due to cost savings from servicing fewer members. In connection with the Trilegiant transaction, during the third quarter of last year, we incurred $41 million of transaction-related expenses, the absence of which in the current year also contributed to the increase in Adjusted EBITDA.

Jackson Hewitt generated incremental revenues of $81 million in 2002. In January 2002, we acquired our largest tax preparation franchisee, Tax Services of America ("TSA"). TSA contributed incremental revenues of $42 million and Adjusted EBITDA of approximately $4 million (net of intercompany royalties) to Jackson Hewitt's 2002 results. Jackson Hewitt also generated incremental revenues of $33 million in 2002 from various financial products. Additionally, on a comparable basis, including post-acquisition intercompany royalties paid by TSA, Jackson Hewitt franchise royalties increased $14 million (30%). The increase in Jackson Hewitt royalties was driven by a 13% increase in tax return volume, and a 15% increase in the average price per return. Additional operating and overhead costs were incurred in 2002 due to an expansion of Jackson Hewitt's infrastructure to support increased business activity and a reorganization and relocation of the Jackson Hewitt technology group.

Our domestic insurance/wholesale businesses generated $14 million less revenue in 2002 compared with 2001 from a lower profit share from insurance companies as a result of higher than expected claims. This was offset by growth within our international loyalty solutions operations.

Corporate and Other

Revenue and Adjusted EBITDA decreased $45 million and $25 million, respectively, in 2002 compared with 2001. In February 2001, we sold our real estate Internet portal, move.com, and certain ancillary businesses, which collectively accounted for a year-over-year decline in revenues of $14 million and an improvement in Adjusted EBITDA of $8 million. In addition, revenues recognized from providing electronic reservation processing services to Avis prior to the acquisition of Avis resulted in a $15 million revenue decrease with no Adjusted EBITDA impact as Avis paid royalties but was billed for reservation services at cost. Revenues also included incremental inter-segment revenue eliminations in 2002 due to increased intercompany business activities, principally resulting from acquisitions. Adjusted EBITDA also includes higher unallocated corporate overhead costs due to increased administrative expenses and infrastructure expansion to support company growth.

RESULTS OF OPERATIONS—2001 vs. 2000

Our consolidated results from continuing operations comprised the following:

	2001	2000	Change
Net revenues	$8,613	$4,320	$4,293

Expenses, excluding other charges and non-program related interest, net	7,003	3,056	3,947
Other charges	671	111	560
Non-program related interest, net	252	152	100

Total expenses	7,926	3,319	4,607

Gains on dispositions of businesses	443	37	406

Losses on dispositions of businesses	(26)	(45)	19

Impairment of investments	(441)	—	(441)

Income before income taxes, minority interest and equity in Homestore	663	993	(330)
Provision for income taxes	220	341	(121)
Minority interest, net of tax	24	83	(59)
Losses related to equity in Homestore, net of tax	77	—	77

Income from continuing operations	$342	$569	$(227)

Net revenues and total expenses increased $4.3 billion and $4.6 billion, respectively, during 2001 primarily due to the acquisitions of the following businesses which contributed incremental revenues and expenses aggregating $4.0 billion and $3.8 billion, respectively:

Acquired Business	Date of Acquisition	Incremental Contribution to Net Revenues	Incremental Contribution to Total Expenses
Avis Group Holdings, Inc.	March 2001	$3,093	$3,096	(a)
Fairfield Resorts, Inc.	April 2001	568	451
Galileo International, Inc.	October 2001	337	256

Total Contributions		$3,998	$3,803

(a)
Excludes $58 million of restructuring and other unusual charges and $5 million of acquisition and integration related costs.

In addition to the contributions made by acquired businesses, net revenues were favorably impacted by growth primarily within our Real Estate Services segment (exclusive of acquisitions). For a detailed discussion of revenue trends, see below.

Also contributing to the increase in total expenses recorded during 2001 was an increase of $560 million in other charges as follows:

	2001	2000	Change
Restructuring and other unusual(a)	$379	$109	$270
Acquisitions and integration related(b)	112	—	112
Mortgage servicing rights impairment(c)	94	—	94
Litigation and related(d)	86	2	84

Total other charges(e)	$671	$111	$560

(a)
The 2001 charges primarily related to (i) restructuring initiatives undertaken in response to the September 11, 2001 terrorist attacks ($192 million), (ii) the funding of an irrevocable contribution to the Real Estate Technology Trust ($95 million), (iii) the funding of Trip Network ($85 million) and (iv) a contribution to the Cendant Charitable Foundation ($7 million). The 2000 charges primarily related to (i) restructuring initiatives undertaken to consolidate business operations and rationalize certain existing processes ($60 million), (ii) the funding of an irrevocable contribution to the Hospitality Technology Trust ($21 million), (iii) executive termination costs ($11 million), (iv) the abandonment of certain computer system applications ($7 million) and (iv) stock option contract modifications and the postponement of the initial public offering of Move.com common stock ($6 million).
(b)
The 2001 charges primarily related to (i) outsourcing our information technology operation to IBM in connection with the acquisition of Galileo ($78 million), (ii) integrating our existing travel agency businesses with Galileo's computerized reservations system ($23 million) and (iii) severance in connection with the rationalization of duplicative functions ($4 million).
(c)
The 2001 charge was incurred in connection with unprecedented rate reductions subsequent to the September 11, 2001 terrorist attacks that we deemed not to be in the ordinary course of business.
(d)
The 2001 and 2000 charges were incurred in connection with settlements or investigations relating to the 1998 discovery of accounting irregularities in the former business units of CUC. The 2001 and 2000 charges were partially offset by non-cash credits of $14 million and $41 million, respectively, to reflect adjustments to the PRIDES class action litigation settlement charge we recorded in 1998.
(e)
See Note 7—Other Charges (Credits) to our Consolidated Financial Statements for a detailed description of each charge.

Additionally, our 2001 and 2000 operating results were impacted by gains and losses related to the dispositions of businesses and, for 2001, also by losses related to the impairment of investments. During 2001, these events resulted in (i) $443 million of gains primarily related to the sale of our real estate Internet portal ($436 million), (ii) $26 million of losses related to the dispositions of non-strategic businesses and (iii) $441 million of losses related to the impairment of our investments in Homestore ($407 million) and lodging and Internet-related businesses ($34 million). During 2000, the dispositions of businesses resulted in (i) $37 million of gains primarily related to the recognition of a deferred gain resulting from the 1999 sale of our fleet businesses and (ii) $45 million of losses on the dispositions of other non-strategic businesses.

Our overall effective tax rate was 33.2% and 34.3% for 2001 and 2000, respectively. The effective rate for 2001 was lower as the benefit from the recognition of foreign tax credits exceeded the negative impact of acquisitions.

Our 2001 operating results benefited by $59 million less minority interest as a result of the maturity of the Feline PRIDES in February 2001. However, our 2001 operating results were negatively impacted by after-tax losses of $77 million related to our equity ownership in Homestore.

As a result of the above-mentioned items, income from continuing operations decreased $227 million, or 40%, during 2001.

Discussed below are the operating results for each of our segments, which focuses on revenues and Adjusted EBITDA. Adjusted EBITDA is defined as earnings before non-program related interest, income taxes, non-program related depreciation and amortization, minority interest and, in 2001, equity in

Homestore. Such measure is then adjusted to exclude items that are of a non-recurring or unusual nature and are also not measured in assessing segment performance. In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," our management believes such discussions are the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies. The footnotes to the table presented below describe the items that have been excluded from Adjusted EBITDA.

	Revenues			Adjusted EBITDA
	2001	2000	% Change	2001(a)	2000(b)	% Change
Real Estate Services(c)	$1,859	$1,461	27%	$939	$752	25%
Hospitality(d)	1,522	918	66	513	385	33
Travel Distribution(e)	437	99	*	108	10	*
Vehicle Services(f)	3,322	230	*	290	169	*
Financial Services	1,402	1,380	2	310	373	(17)

Total Reportable Segments	8,542	4,088		2,160	1,689
Corporate and Other(g)	71	232	*	(73)	(104)	*

Total Company	$8,613	$4,320		2,087	1,585

Less: Non-program related depreciation and amortization				477	321
Less: Other charges:
Acquisition and integration related costs				112	—
Litigation and related costs				86	2
Restructuring and other unusual charges				379	109
Mortgage servicing rights impairment				94	—
Less: Non-program related interest, net				252	152
Plus: Gains on dispositions of businesses				443	37
Less: Losses on dispositions of businesses				26	45
Less: Impairment of investments				441	—

Income before income taxes, minority interest and equity in Homestore				$663	$993

*
Not meaningful.
(a)
Adjusted EBITDA excludes charges of $192 million incurred primarily in connection with restructuring and other initiatives undertaken as a result of the September 11, 2001 terrorist attacks ($31 million, $51 million, $58 million, $7 million, $10 million and $35 million of charges were recorded within Real Estate Services, Hospitality, Vehicle Services, Travel Distribution, Financial Services and Corporate and Other, respectively).
(b)
Adjusted EBITDA excludes charges of $109 million in connection with restructuring and other initiatives ($2 million, $63 million, $31 million and $13 million of charges were recorded within Real Estate Services, Hospitality, Financial Services and Corporate and Other, respectively).
(c)
Adjusted EBITDA for 2001 excludes charges of $95 million related to the funding of an irrevocable contribution to the Real Estate Technology Trust and $94 million related to the impairment of our mortgage servicing rights asset.
(d)
Adjusted EBITDA for 2001 excludes a charge of $11 million related to the impairment of investments due in part to the September 11, 2001 terrorist attacks. Adjusted EBITDA for 2000 excludes $12 million of losses related to the dispositions of businesses.
(e)
Adjusted EBITDA for 2001 excludes charges of $23 million related to the acquisition and integration of Cheap Tickets.
(f)
Adjusted EBITDA for 2001 excludes charges of $5 million related to the acquisition and integration of Avis and $2 million related to the impairment of investments due to the September 11, 2001 terrorist attacks.
(g)
Represents the results of operations of our non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments. Adjusted EBITDA for 2001 excludes charges of (i) $427 million primarily related to the impairment of our investment in Homestore, (ii) $100 million for litigation and related costs, (iii) $85 million related to the funding of Trip Network, (iv) $78 million related to the outsourcing of our information technology operations to IBM in connection with the acquisition of Galileo, (v) $26 million related to the dispositions of non-strategic businesses in 1999, (vi) $7 million related to a non-cash contribution to the Cendant Charitable Foundation and (vii) $4 million related to the acquisition and integration of Avis. Such charges were partially offset by (i) a gain of $436 million related to the sale of our real estate Internet portal, (ii) a gain of $7 million related to the disposition of non-strategic businesses and (iii) a credit of $14 million to reflect an adjustment to the settlement charge recorded in the fourth quarter of 1998 for the PRIDES class action litigation. Adjusted EBITDA for 2000 excludes (i) a gain of $35 million, which represents the recognition of a portion of our previously recorded deferred gain from the sale of our former fleet business due to the disposition of VMS Europe by Avis in August 2000 and (ii) a credit of $41 million to reflect an adjustment to the above mentioned PRIDES litigation. Such amounts were partially offset by (i) $43 million of litigation and related costs and (ii) $31 million of losses related to the disposition of non-strategic businesses.

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

Hospitality

Revenues and Adjusted EBITDA increased $604 million (66%) and $128 million (33%), respectively. While our April 2001 acquisition of Fairfield produced the bulk of this growth, our pre-existing timeshare exchange operations also made contributions. Prior to the acquisition of Fairfield, the results of this segment consisted principally of royalties earned on our lodging brands and exchange fees earned from our timeshare exchange business, Resort Condominium International, LLC. Fairfield contributed revenues and Adjusted EBITDA of $568 million and $144 million, respectively, during 2001. In addition, the first quarter 2001 acquisition of Holiday Cottages Group Limited, the leading UK brand in self-catering vacation home rentals, contributed incremental revenues and Adjusted EBITDA of $34 million and $13 million, respectively, in 2001. Notwithstanding the negative impact that the September 11, 2001 terrorist attacks had on the economy's travel sector, timeshare subscription and transaction fees increased $41 million supported by increases in both members and exchange transactions. A corresponding increase in timeshare-related staffing costs was incurred to support volume growth and meet anticipated service levels. Revenues and Adjusted EBITDA in this segment include a decline in preferred alliance fees of $8 million, principally due to the expiration of a vendor contract in 2000. Royalties, marketing fund and reservations revenues from our lodging franchise operations declined $13 million (6%) and $14 million (7%), respectively, due to a 7% decrease in revenue per available room. Lower marketing fund revenues received from franchisees were offset by lower expenses incurred on the marketing of our nine lodging brands. The September 11, 2001 terrorist attacks caused a decline in the occupancy levels and room rates of our franchised lodging properties in the fourth quarter of 2001.

Travel Distribution

Prior to the acquisitions of Galileo and Cheap Tickets, revenue and Adjusted EBITDA for this segment principally comprised the operations of Cendant Travel, our travel agent subsidiary. Galileo contributed revenues and Adjusted EBITDA of $337 million and $104 million, respectively, while Cheap Tickets contributed revenues and expenses of $8 million each and made no contribution to Adjusted EBITDA. The September 11, 2001 terrorist attacks caused a decline in demand for travel-related services and, accordingly, reduced the booking volumes for Galileo and our travel agency businesses below fourth quarter 2000 levels. Galileo worldwide booking volume for air travel declined 19% in fourth quarter 2001 compared with fourth quarter 2000 and other travel-related bookings (car, hotel, etc.) were down 23% for the comparable periods. Upon completing the acquisitions of Galileo and Cheap Tickets, in response to the existing economic conditions, we not only moved aggressively to integrate these businesses and achieve expected synergies, but we also re-examined their cost structures and streamlined their operations through workforce reductions and other means to meet expected business volumes.

Vehicle Services

Revenues and Adjusted EBITDA increased $3.1 billion and $121 million, respectively, substantially due to the acquisition of Avis in March 2001. Prior to the acquisition of Avis, revenues and Adjusted EBITDA of this segment consisted principally of earnings from our 18% equity investment in Avis and franchise royalties received from Avis. The acquisition of Avis contributed incremental revenues and Adjusted EBITDA of $3.1 billion and $112 million, respectively, in 2001. Avis' results in 2001 were negatively impacted by reduced demand at airport locations due to a general decline in commercial travel throughout the year, which was further exacerbated by the September 11, 2001 terrorist attacks. In response to the slowdown in commercial travel and in the wake of the September 11, 2001 terrorist attacks, we believe that we have rightsized our car rental operations to meet anticipated business levels, which included reductions in workforce and fleet (fleet was downsized by approximately 10%). Our fleet management and fuel card management businesses were not materially impacted by the September 11, 2001 terrorist attacks.

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

Corporate and Other

Revenues decreased $161 million while Adjusted EBITDA increased $31 million. Our real estate Internet portal and certain ancillary businesses, which were sold to Homestore in February 2001, collectively accounted for a decline in revenues of $87 million and an improvement to Adjusted EBITDA of $82 million because we were investing in the development and marketing of the portal during 2000. Revenues and Adjusted EBITDA were negatively impacted by $36 million less income from financial investments. In addition, revenues recognized from providing electronic reservation processing services to Avis ceased coincident with our acquisition of Avis, contributing to a reduction in revenues of $43 million with no Adjusted EBITDA impact since Avis had been billed for such services at cost. In December 2001, we entered into a ten-year, information technology services relationship with IBM whereby IBM will manage substantially all of our domestic data center operations. Adjusted EBITDA in 2001 benefited from the absence of $13 million of costs incurred in 2000 to pursue Internet initiatives and also reflects increased unallocated corporate overhead costs principally due to infrastructure expansion to support company growth.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The majority of our businesses operate in environments where we are paid a fee for services provided. Within our car rental, vehicle management, relocation, mortgage services and timeshare development businesses, we purchase assets or finance the purchase of assets on behalf of our clients. Assets generated in this process are classified as assets under management and mortgage programs. We seek to offset the interest rate exposures inherent in these assets by matching them with financial liabilities that have similar term and interest rate characteristics. As a result, we minimize the interest rate risk associated with managing these assets and create greater certainty around the financial income that they produce. Fees generated from our clients are used, in part, to repay the interest and principal associated with the financial liabilities. Funding for our assets under management and mortgage programs is also provided by both unsecured borrowings and secured financing arrangements, which are classified as liabilities under management and mortgage programs, as well as securitization facilities with special purpose entities. Cash inflows and outflows relating to the generation or acquisition of assets and the principal debt repayment or financing of such assets are classified as activities of our management and mortgage programs. Our finance activities vary from the rest of our businesses based upon the impact of the relative business and financial risks and asset attributes, as well as the nature and timing associated with the respective cash flows. Accordingly, we believe that it is appropriate to segregate our assets under management and mortgage programs and our liabilities under management and mortgage programs separately from the assets and liabilities of the rest of our businesses because, ultimately, the source of repayment of such liabilities is the realization of such assets.

FINANCIAL CONDITION

	2002	2001	Change
Total assets exclusive of assets under management and mortgage programs	$20,889	$21,676	$(787)
Total liabilities exclusive of liabilities under management and mortgage programs	12,443	15,207	(2,764)
Assets under management and mortgage programs	15,008	11,868	3,140
Liabilities under management and mortgage programs	13,764	10,894	2,870
Mandatorily redeemable preferred securities	375	375	—
Stockholders' equity	9,315	7,068	2,247

Total assets exclusive of assets under management and mortgage programs decreased primarily due to (i) the application of $1.4 billion of prior payments made to the stockholder litigation settlement trust to extinguish the remaining portion of our principal stockholder litigation settlement liability, (ii) the sale of $1.3 billion of NCP assets and (iii) a $1.8 billion reduction in cash (see "Liquidity and Capital Resources—Cash Flows" below for a detailed discussion of such reduction). Such decreases were partially offset by (i) a $3.1 billion net increase in goodwill and other intangible assets resulting primarily from the acquisitions of NRT, Trendwest and the assets of Budget and (ii) various other increases in assets resulting from the impact of acquired businesses. For a detailed discussion of the activity and ending balance of goodwill, see Notes 3 and 12 to our Consolidated Financial Statements.

Total liabilities exclusive of liabilities under management and mortgage programs decreased primarily due to (i) the extinguishment of our $2.85 billion stockholder litigation settlement liability and (ii) the repurchase/redemption of approximately $1.3 billion of debt securities (see "Liquidity and Capital Resources—Corporate Indebtedness"). Such decreases were partially offset by (i) $600 million of borrowings drawn under our $2.9 billion revolving credit facility during 2002 and (ii) various other increases in liabilities resulting from the impact of acquired businesses.

Assets under management and mortgage programs increased primarily due to (i) an increase of $2.8 billion in vehicles primarily due to the acquisition of the assets of Budget, (ii) an increase of $460 million in timeshare receivables primarily resulting from the acquisitions of Trendwest and Equivest and (iii) an increase of $679 million in mortgage loans held for sale primarily due to timing differences arising between the origination and sales of such loans. Such increases were partially offset by (i) a decrease of $507 million in restricted cash primarily due to the utilization of such amounts for the acquisition of vehicles and (ii) a net reduction of $272 million to our mortgage servicing rights asset (including the related derivatives) due to valuation adjustments and related amortization, net of additions.

Liabilities under management and mortgage programs increased primarily due to issuances of debt during 2002 to finance the growth in our portfolio of assets under management and mortgage programs, as discussed above (see "Liquidity and Capital Resources—Debt Related to Management and Mortgage Programs" for a detailed description of the change in debt related to management and mortgage programs).

Stockholders' equity increased primarily due to (i) $846 million of net income generated during 2002 (excluding the $245 million reclassification of non-cash foreign currency translation losses realized upon the sale of NCP), (ii) the issuance of $916 million (47.4 million shares) in CD common stock in connection with the Trendwest acquisition, (iii) the issuance of $216 million (11.5 million shares) in CD common stock in connection with the acquisition of NRT, (iv) $98 million relating to the sale of subsidiary stock in connection with our venture with Marriott and (v) $124 million related to the exercise of employee stock options. Such increases were partially offset by our repurchase of $291 million (19.8 million shares) in CD common stock, of which $288 million was repurchased using cash.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available credit and securitization facilities, each of which is discussed below.

CASH FLOWS

At December 31, 2002, we had $126 million of cash on hand, a decrease of approximately $1.8 billion from approximately $1.9 billion at December 31, 2001 reflecting, in part, management's efforts to apply our cash balances to reduce outstanding indebtedness and liabilities. The following table summarizes such decrease:

	Year Ended December 31,
	2002		2001	Change
Cash provided by (used in):
Operating activities	$1,257	(a)	$2,787	$(1,530)
Investing activities	(1,917)	(b)	(6,457)	4,540
Financing activities	(1,271)		4,643	(5,914)
Effects of exchange rate changes on cash and cash equivalents	41		(8)	49
Cash provided by discontinued operations	74		121	(47)

Net change in cash and cash equivalents	$(1,816)		$1,086	$(2,902)

(a)
Includes the application of prior payments made to the stockholder litigation settlement trust of $1.41 billion, the March 2002 payment of $250 million to the trust and the May 2002 payment of $1.2 billion to the trust to fund the remaining balance of the settlement liability.
(b)
Includes $1.41 billion of proceeds from the stockholder litigation settlement trust, which were used to extinguish the remaining portion of the principal stockholder litigation settlement liability.

During 2002, we generated approximately $1.5 billion less cash from operating activities primarily due to (i) $1.41 billion of cash payments made in prior periods to the stockholder litigation settlement trust that were used during first quarter 2002 to extinguish the remaining portion of our principal stockholder litigation settlement liability and (ii) $1.44 billion of payments made in 2002 to pay off the remaining balance of the stockholder litigation settlement liability. Partially offsetting these uses were greater operating cash flows generated by our Avis car rental, Galileo and mortgage businesses.

During 2002, we used approximately $4.5 billion less cash in investing activities primarily due to (i) the proceeds in 2002 of $1.41 billion of prior payments made to the stockholder litigation settlement trust that were used to extinguish a portion of our stockholder litigation settlement liability, (ii) a reduction of $1.4 billion in cash used for acquisitions, (iii) the proceeds of $1.2 billion from the sale of NCP and (iv) the absence of $1.1 billion of payments made in 2001 to the shareholder litigation settlement trust. Partially offsetting the decrease in cash used in investing activities was additional cash used to acquire vehicles for our car rental and fleet management operations.

Capital expenditures during 2002 amounted to $399 million and were utilized to support operational growth, enhance marketing opportunities and develop operating efficiencies through technological improvements. We anticipate aggregate capital expenditure investments during 2003 in the range of $450 million to $480 million.

During 2002, we used approximately $1.3 billion of cash in financing activities as compared to generating approximately $4.6 billion of cash during 2001. Reflected in the cash we used during 2002 are (i) repayments of outstanding borrowings of $750 million under revolving credit facilities at our PHH subsidiary, (ii) debt redemptions of approximately $1.3 billion, which are described in greater detail below (see "Financial Obligations—Corporate Indebtedness") and (iii) stock repurchases of $288 million.

Partially offsetting such uses was $600 million of borrowings drawn under our $2.9 billion revolving credit facility during 2002.

We also intend to deploy our available cash to continue to repurchase current maturities of outstanding indebtedness and, subject to Board approval, outstanding shares of our CD common stock beyond the current Board authorized amount. Management currently expects that approximately half of our discretionary cash use during the 2003 fiscal year will be to effect debt repurchases, while the remainder will be used to acquire complementary businesses and repurchase outstanding shares. We are also currently analyzing the benefits of paying dividends on our CD common stock in the future. However, we can make no assurances that either such a dividend will be paid or that we will obtain Board approval to increase our stock repurchase program. As of December 31, 2002, we had approximately $171 million of remaining availability under our board-authorized CD common stock repurchase program. During January and February 2003, we repurchased approximately 6.7 million shares of our CD common stock for approximately $77 million in cash.

FINANCIAL OBLIGATIONS

At December 31, 2002, we had approximately $18.7 billion of indebtedness (including corporate indebtedness of $5.6 billion, debt related to our management and mortgage programs of $12.7 billion and our mandatorily redeemable interest of $375 million). Our net debt (excluding the Upper DECS and debt related to our management and mortgage programs and net of cash and cash equivalents) to total capital (including net debt and the Upper DECS) ratio was 36% and 37% as of December 31, 2002 and 2001, respectively, and the ratio of Adjusted EBITDA to net non-program related interest expense was 10 to 1 and 8 to 1 for 2002 and 2001, respectively.

Corporate Indebtedness

Corporate indebtedness consisted of:

	Earliest Mandatory Redemption Date	Final Maturity Date	As of December 31, 2002	As of December 31, 2001	Change
Term notes
7 3/4% notes	December 2003	December 2003	$966	$1,150	$(184)
6 7/8% notes	August 2006	August 2006	850	850	—
11% senior subordinated notes	May 2009	May 2009	530	584	(54)
3% convertible subordinated notes	February 2002	February 2002	—	390	(390)
Contingently convertible debt securities
Zero coupon convertible debentures	May 2003	May 2021	857	1,000	(143)
Zero coupon senior convertible contingent notes	February 2004	February 2021	420	920	(500)
3 7/8% convertible senior debentures	November 2004	November 2011	1,200	1,200	—
Other
Revolver borrowings		December 2005	600	—	600
Net hedging gains (*)			89	11	78
Other			89	27	62

Total long-term debt, excluding Upper DECS			5,601	6,132	(531)
Upper DECS			863	863	—

Total corporate debt, including Upper DECS			$6,464	$6,995	$(531)

(*)
Represents derivative gains resulting from fair value hedges, of which $52 million had been realized as of December 31, 2002 and will be amortized by us as an offset to interest expense over the duration of the hedged debt instruments.

During 2002, our corporate indebtedness decreased $531 million due to (i) the redemption of our 3% convertible subordinated notes for $390 million, (ii) the repurchase of $517 million of our zero coupon senior convertible contingent notes with a face value of approximately $821 million, (iii) the repurchase of $184 million of our 7 3/4% notes, (iv) the repurchase of $143 million of our zero coupon convertible debentures and (v) the repurchase of $26 million of our 11% senior subordinated notes. In connection with the repurchase of these securities, we recorded extraordinary losses of $42 million ($30 million after tax) during 2002. These reductions were partially offset by (i) borrowings of $600 million under our $2.9 billion revolving credit facility, which were primarily used to fund the Budget acquisition and related costs and (ii) other net reductions of $129 million. The significant terms for our outstanding debt instruments at December 31, 2002 can be found in Note 18 to our Consolidated Financial Statements.

Subsequent to December 31, 2002, we issued $800 million of five-year senior unsecured notes bearing interest at 6.25% and $1.2 billion of ten-year senior unsecured notes bearing interest at 7.375% for net proceeds of $1.97 billion. These notes are senior unsecured obligations and rank equally in right of payment with all our existing and future unsecured senior indebtedness. The proceeds from such offering were used to repay outstanding corporate indebtedness as follows: (i) $37 million of our 11% senior subordinated notes with a face value of $33 million for $37 million in cash; (ii) $338 million of our zero coupon convertible debentures for $339 million in cash; (iii) $737 million of our 7 3/4% notes with a face value of $737 million for $771 million in cash and (iv) $600 million of borrowings under our revolving credit facility. Accordingly, we expect to record an after-tax loss of approximately $17 million during first quarter 2003, which will reduce our income from continuing operations.

The following table reflects our corporate indebtedness as of December 31, 2002 after giving effect to only these issuances and the use of proceeds therefrom.

	Earliest Mandatory Redemption Date	As of December 31, 2002	Issuances/ (Repayments)	Pro Forma
Cash and cash equivalents		$126	$224	$350

Term notes
7 3/4% notes	December 2003	$966	$(737)	$229
6 7/8% notes	August 2006	850		850
11% senior subordinated notes	May 2009	530	(37)	493
6 1/4% notes	January 2008		800	800
7 3/8% notes	January 2013		1,200	1,200
Contingently convertible debt securities
Zero coupon convertible debentures	May 2003	857	(338)	519
Zero coupon senior convertible contingent notes	February 2004	420		420
3 7/8% convertible senior debentures	November 2004	1,200		1,200
Other
Revolver borrowings		600	(600)	—
Net hedging gains		89		89
Other		89		89

Total long-term debt, excluding Upper DECS		5,601		5,889
Upper DECS		863		863

Total corporate debt, including Upper DECS		$6,464		$6,752

Contingently Convertible Debt Securities

Our contingently convertible debt securities, which were all issued during 2001, comprised the following:

	Earliest Mandatory Redemption Date	Final Maturity Date	CD Common Stock Conversion Rate Per $1,000 Face	Principal Amount at December 31, 2002	Shares Potentially Issuable as of December 31, 2002	Pro Forma Principal Amount	Shares Potentially Issuable on a Pro Forma Basis
Zero coupon convertible debentures	May 2003	May 2021	39.08	$857 million	33.5 million	$519 million	20.3 million
Zero coupon senior convertible contingent notes(a)	Feb. 2004	Feb. 2021	33.40	$658 million	22.0 million	$658 million	22.0 million
3 7/8% convertible senior debentures	Nov. 2004	Nov. 2011	41.58	$1,200 million	49.9 million	$1,200 million	49.9 million

(a)
Issued at a discount representing a yield-to-maturity of 2.5%.

As depicted above, these debt securities may be convertible into shares of our CD common stock upon the satisfaction of certain contingencies. If these securities do indeed become convertible, it could have a material impact to our total number of shares outstanding and to the number of shares utilized in performing our earnings per share calculations. As also depicted above, these debt securities include provisions that permit investors to require us to redeem the securities at their accreted value at specified times. If our stock price fails to adequately appreciate from the date of issuance of these securities until their redemption date, we believe it is likely that investors would exercise their option to require us to redeem the securities absent any modification to the terms of the securities. A redemption could cause us to utilize a material amount of cash to redeem such securities at their accreted value; however, we would not expect it to have a material adverse effect on our results of operations. The cost of redeeming and/or refinancing such securities would depend on market conditions at the time and the type of securities, if any, issued for refinancing purposes. As a result, our management considers the potential redemption of these securities in establishing and utilizing our credit facilities, in targeting our cash position and in evaluating additional issuances of debt securities. We consider our access to capital adequate to meet our prospective obligations under the terms of these securities. If holders were to require us to redeem these securities, we would fund such redemptions with available cash, borrowings under available credit facilities and/or the issuance of debt or equity securities; we may also consider amending the terms of the securities to induce holders to retain, rather than redeem, these securities, although we currently have no intent to do so.

These securities also contain provisions that could require us to pay a higher interest rate on the securities if they remain outstanding after the date at which we begin to have the right to redeem them. Because we have the right to redeem the securities at their accreted value before any such provisions become effective, we do not believe these provisions would have an adverse impact on our results of operations compared to our results of operations using other financing sources available at that time.

Upper DECS

Because the Upper DECS obligate holders to purchase shares of our CD common stock at a price determined by the average closing price of CD common stock during a 20-trading-day period ending in August 2004, the Upper DECS are functionally equivalent to issuing shares of CD common stock subject to an issue-price collar, with a delay in issuance until 2004. The issuance of the CD common stock will have a material impact to the number of shares utilized in performing our earnings per share calculation in 2004. However, the Upper DECS could also materially impact our diluted earnings per share calculations prior to 2004 if the price of CD common stock exceeds $28.42 (the point at which we would be required to reflect the issuance of the CD common stock in the number of shares used to calculate diluted earnings per share). At the time of issuance of the Upper DECS, we believed that the impact of issuing the Upper DECS would be favorable compared to an equivalent immediate issuance of common stock. Upon settlement of the forward purchase contracts in August 2004, we expect to receive gross proceeds in cash of approximately $863 million. Upon maturity in August 2006 of the senior notes that are currently a component of the Upper DECS, we would be required to repay $863 million.

Debt Related to Management and Mortgage Programs

The following table summarizes the components of our debt related to management and mortgage programs:

	As of December 31,
	2002	2001	Change
Asset-Backed Debt:
Vehicle rental program(a)	$6,082	$3,759	$2,323
Vehicle management program(a)	3,058	2,933	125
Mortgage program	871	500	371
Timeshare program	145	10	135
Relocation program	80	—	80

	10,236	7,202	3,034

Unsecured Debt:
Term notes	1,421	679	742
Commercial paper	866	917	(51)
Bank loans	107	906	(799)
Other	117	140	(23)

	2,511	2,642	(131)

Total debt related to management and mortgage programs	$12,747	$9,844	$2,903

(a)
Approximately $3.5 billion and $2.1 billion of the term notes outstanding under the vehicle rental and vehicle management programs, respectively, as of December 31, 2002 were rated AAA and Aaa by Standard & Poor's and Moody's Investor Services, respectively.

Our debt related to management and mortgage programs increased approximately $2.9 billion due to (i) the net issuance of approximately $2.3 billion of variable funding notes under our vehicle rental program (approximately $2.0 billion of which was related to debt issued in connection with the refinancing of Budget debt assumed in the acquisition), (ii) the net issuance of $125 million of term notes under our vehicle management programs, (iii) a net increase of $371 million primarily related to additional borrowings under our mortgage warehouse facilities within our mortgage program, (iv) $135 million of new borrowings under our timeshare program, (v) $80 million of borrowings under our new relocation program and (vi) the net issuance of $742 million of unsecured term notes by and for the exclusive use of our PHH subsidiary. Such amounts were partially offset by (i) the repayment during 2002 of $750 million of outstanding borrowings under our revolving credit facilities and (ii) other net repayments of $123 million. The significant terms for our outstanding debt instruments relating to management and mortgage programs at December 31, 2002 can be found in Note 19 to our Consolidated Financial Statements.

The following tables provide, for debt under management and mortgage programs, the contractual final maturities and our estimates of amortization of the corresponding assets under management and mortgage programs as service for such debt can generally be provided from the liquidation of such assets:

	Contractual Final Maturity			Estimates of Amortization
Year(a)
	Unsecured	Asset-Backed	Total	Unsecured	Asset-Backed	Total
2003	$851	$1,695	$2,546	$851	$2,573	$3,424
2004	119	2,684	2,803	119	3,432	3,551
2005	949	1,647	2,596	949	2,082	3,031
2006	—	845	845	—	372	372
2007	189	1,311	1,500	189	1,181	1,370
Thereafter	403	2,054	2,457	403	596	999

	$2,511	$10,236	$12,747	$2,511	$10,236	$12,747

(a)
Unsecured commercial paper borrowings of $750 million and $116 million are assumed to be repaid with borrowings under PHH's committed credit facilities expiring in 2005 and 2004, respectively, as such amounts are fully supported by PHH's committed credit facilities, which are described below.

Subsequent to December 31, 2002, our PHH subsidiary issued $1.0 billion of unsecured term notes for net proceeds of $988 million, of which $600 million will mature in March 2013 and bear interest at 7.125% and $400 million will mature in March 2008 and bear interest at 6%. We used the proceeds from these notes to repay outstanding commercial paper.

Mandatorily Redeemable Interest

Included within our total indebtedness in addition to corporate indebtedness and debt related to our management and mortgage program is a $375 million mandatorily redeemable senior preferred interest, which is mandatorily redeemable by the holder in 2015 and may not be redeemed by us prior to March 2005, except upon the occurrence of specified circumstances. We are required to pay distributions on the senior preferred interest based on three-month LIBOR plus a margin of 1.77%. In the event of default, or other specified events, including a downgrade in our credit ratings below investment grade, holders of the senior preferred interest have certain remedies and liquidation preferences, including the right to demand payment by us.

Stockholder Litigation Settlement Liability

On March 18, 2002, the Supreme Court denied all final petitions by plaintiffs relating to our principal securities class action lawsuit. As of December 31, 2001, we had deposited cash totaling $1.41 billion to a trust established for the benefit of the plaintiffs in this lawsuit. In March 2002, we made an additional payment of $250 million to the trust. We completely funded all remaining obligations arising out of the principal securities class action lawsuit on May 24, 2002 with a final payment of approximately $1.2 billion to the trust. We have no remaining obligations relating to the principal securities class action lawsuit.

AVAILABLE CREDIT AND ASSET-BACKED FUNDING ARRANGEMENTS

At December 31, 2002, we had approximately $3.7 billion of available funding arrangements and credit facilities (including availability of approximately $1.3 billion at the corporate level and approximately $2.4 billion available for use in our management and mortgage programs).

As of December 31, 2002, the committed credit facilities at the corporate level consisted of:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Maturing in December 2005	$2,900	$600	$1,010	$1,290

Borrowings under this facility bear interest at LIBOR plus a margin of 107.5 basis points. In addition, we are required to pay a per annum facility fee of 17.5 basis points under this facility. In the event that the credit ratings assigned to us by nationally recognized debt rating agencies are downgraded to a level below our ratings as of December 31, 2002 but still investment grade, the interest rate and facility fees on this facility are subject to incremental upward adjustments of 10 and 2.5 basis points, respectively. In the event that such credit ratings are downgraded below investment grade, the interest rate and facility fees are subject to further upward adjustments of 47.5 and 15 basis points, respectively. In addition to the $1,010 million of letters of credit issued as of December 31, 2002, this facility also contains the committed capacity to issue an additional $240 million in letters of credit. The letters of credit outstanding under this facility at December 31, 2002 were issued primarily as credit enhancements to provide additional collateralization for our Avis and Budget vehicle financing arrangements.

As of December 31, 2002, available funding under our asset-backed debt programs and committed credit facilities related to our management and mortgage programs consisted of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements(a)
Vehicle rental program	$6,470	$6,082	$388
Vehicle management program	3,491	3,058	433
Mortgage program	900	871	29
Timeshare program	153	145	8
Relocation program	100	80	20

	11,114	10,236	878

Committed Credit Facilities(b)
Maturing in February 2004	750	—	750
Maturing in February 2005	750	—	750

	1,500	—	1,500

	$12,614	$10,236	$2,378

(a)
Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)
These committed credit facilities were entered into by and are for the exclusive use of our PHH subsidiary.

Any borrowings under our two $750 million credit facilities maturing in February 2004 and 2005 will bear interest at LIBOR plus a margin currently approximating 72.5 basis points. In addition, we will also be required to pay a per annum facility fee of approximately 15 basis points under these facilities and a per annum utilization fee of approximately 25 basis points if usage under the facilities exceeds 25% of aggregate commitments. In the event that the credit ratings assigned to our PHH subsidiary by nationally recognized debt rating agencies are downgraded to a level below PHH's ratings as of December 31, 2002, the interest rate and facility fees on these facilities are subject to incremental upward adjustments of approximately 22.5 basis points. In the event that the credit ratings are downgraded below investment grade, the interest rate and facility fees are subject to further upward adjustments of approximately 65 basis points.

We also currently have $1 billion of availability for public debt or equity issuances under a shelf registration statement at the corporate level and $1 billion of availability for public debt issuances under shelf registration statements at the PHH level.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

In addition to our on-balance sheet borrowings and available credit facilities as part of our overall financing and liquidity strategy, we sell specific assets under management and mortgage programs generated or acquired in the normal course of business. At the corporate level, we sell timeshare receivables to bankruptcy remote qualifying special purpose entities under revolving sales agreements in exchange for cash. Our PHH subsidiary also sells relocation receivables to Apple Ridge Funding LLC, a bankruptcy remote qualifying special purpose entity, in exchange for cash. Additionally, our PHH subsidiary sells mortgage loans originated by our mortgage business into the secondary market, which is customary practice in the mortgage industry. Such mortgage loans are sold into the secondary market primarily through one of the following means: (i) the direct sale to a government-sponsored entity, (ii) through capacity under a subsidiary's public registration statement (which approximated $1.1 billion as of December 31, 2002) or (iii) through Bishop's Gate Residential Mortgage Trust, an unaffiliated bankruptcy remote special purpose entity.

We utilize the above-mentioned special purpose entities because they are highly efficient for the sale or financing of assets and represent conventional practice in the finance industry. See Note 1 to our Consolidated Financial Statements for our accounting policy regarding the sale of assets to off-balance sheet entities. None of our affiliates, officers, directors or employees hold any equity interest in any of these special purpose entities, nor do we or our affiliates provide any financial support or financial guarantee arrangements to these special purpose entities. None of our affiliates, officers, directors or employees receive any remuneration from any of these special purpose entities.

Presented below is detailed information for each of the special purpose entities we utilized in off-balance sheet financing and sale arrangements as of December 31, 2002:

	Assets Serviced(a)	Maximum Funding Capacity	Debt Issued	Maximum Available Capacity(b)	Annual Servicing Fee(c)
Timeshare
Sierra(d)	$645	$550	$550	$—	1.00%
Others	546	488	488	—	.75%-1.75%
Relocation
Apple Ridge	567	600	490	110.75%
Mortgage
Bishop's Gate(e)	2,302	3,223(f)	2,351	724.37%

(a)
Does not include cash of $25 million, $24 million, $11 million and $195 million at Sierra, other timeshare special purpose entities, Apple Ridge and Bishop's Gate, respectively.
(b)
Subject to maintaining sufficient assets to collateralize debt.
(c)
Represents annual servicing fees we receive on the outstanding balance of the transferred assets.
(d)
Sierra Receivables Funding Company LLC is a bankruptcy remote qualifying special purpose entity that we formed during 2002 in connection with the establishment of a securitization facility that replaced certain other timeshare receivable securitization facilities utilized by our Fairfield and Trendwest subsidiaries.
(e)
The equity of Bishop's Gate (currently in excess of 4%) is held by independent third parties who bear the credit risk of the assets. Bishop's Gate has entered into swaps with several banks, the net effect of which is that the banks have agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by Bishop's Gate. Additionally, PHH has entered into separate corresponding swaps with the banks, the net effect of which is that PHH has agreed to bear the interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by Bishop's Gate assumed by the banks under their swap with Bishop's Gate. We in turn offset the interest rate risks associated with the swaps by entering into forward delivery contracts for mortgage-backed securities. Both the swaps and the forward delivery commitments are derivatives under SFAS No. 133 and are recorded at fair value through earnings at the end of each reporting period. The fair value and changes in fair value of the swaps and forward delivery commitments have substantially offsetting effects. In connection with the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (discussed below in "Recently Issued Accounting Pronouncements"), we expect to consolidate Bishop's Gate in our financial statements as of July 1, 2003.
(f)
Includes our ability to fund assets with $148 million of outside equity certificates.

The receivables and mortgage loans transferred to these special purpose entities, as well as the mortgage loans sold to the secondary market through other means, are generally non-recourse to us and to PHH.

PHH also sells interests in operating leases and the underlying vehicles to two independent Canadian third parties. PHH repurchases the leased vehicles and then leases such vehicles under direct financing leases to the Canadian third parties. The Canadian third parties retain the lease rights and prepay all the lease payments except for an agreed upon amount, which is typically 8% of the total lease payments. The amounts not prepaid represent our only exposure in connection with these transactions. The total subordinated interest under these leasing arrangements, as recorded on our Consolidated Balance Sheets at December 31, 2002 and 2001, were $22 million and $21 million, respectively. We recognized $6 million and $7 million of net revenues related to these securitizations during 2002 and 2001, respectively.

Liquidity Risk

Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate, as we may not have the ability to generate sufficient cash flows from operating activities due to those unfavorable conditions. Additionally, our liquidity as it relates to both management and mortgage programs could be adversely affected by a deterioration in the performance of the underlying assets of such programs. Access to the principal financing program for our vehicle rental subsidiaries may also be impaired should General Motors Corporation or Ford Motor Company not be able to honor its obligations to repurchase a substantial number of our vehicles. Our liquidity as it relates to mortgage programs is highly dependent on the secondary markets for mortgage loans. Access to certain of our securitization facilities and our ability to act as servicer thereto also may be limited in the event that our or PHH's credit ratings are downgraded below investment grade and, in certain circumstances, where we or PHH fail to meet certain financial ratios. However, we do not believe that our or PHH's credit ratings are likely to fall below such thresholds. Additionally, we monitor the maintenance of these financial ratios and as of December 31, 2002, we were in compliance with all covenants under these facilities. When securitizing assets under management and mortgage programs, we make representations and warranties customary to the securitization markets, including eligibility characteristics of the assets transferred and servicing responsibilities.

Currently our credit ratings are as follows:

	Moody's Investors Service	Standard & Poor's	Fitch
Cendant
Senior unsecured debt	Baa1	BBB	BBB+
Subordinated debt	Baa2	BBB-	BBB
PHH
Senior debt	Baa1	BBB+	BBB+
Short-term debt	P-2	A-2	F-2

All of the above credit ratings, with the exception of those assigned to PHH's short-term debt, are currently on negative outlook. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Contractual Obligations

The following table summarizes our future contractual obligations:

	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt(a)	$30	$1,622	$31	$920	$8	$3,278	$5,889
Upper DECS(b)	—	—	—	863	—	—	863
Debt under management and mortgage programs(c)	1,896	2,687	2,374	845	1,500	3,457	12,759
Mandatorily redeemable interest	—	—	—	—	—	375	375
Operating leases	442	342	264	201	138	620	2,007
Capital leases	17	8	2	1	—	—	28
Commitments to purchase vehicles(d)	2,567	—	—	—	—	—	2,567
Other purchase commitments(e)[di y^^_htm][nc_ul][dd]	624	606	275	284	249	598	2,636

Total	$5,576	$5,265	$2,946	$3,114	$1,895	$8,328	$27,124

(a)
Represents long-term debt (which includes current portion) and reflects (i) January 2003 issuance of $800 million due 2008 and $1.2 billion due 2013 and (ii) the 2003 repurchases of $1,075 million due 2003, $600 million due 2005 and $37 million due 2009.
(b)
Assumes that the senior note component of the Upper DECS are successfully remarketed in 2004. If such remarketing is not successful, the senior notes would be retired (without any payment of cash by us) in 2004 in satisfaction of the related forward purchase contract, whereby holders of the Upper DECS are required to purchase shares of our CD common stock.
(c)
Represents debt under management and mortgage programs which was issued to support the purchase of assets under management and mortgage programs. Amounts shown are based upon contractual maturities and reflect (i) the February 2003 issuance of $650 million of commercial paper and redemption of $650 million of medium-term notes due 2003, (ii) the February 2003 issuance of $400 million of medium-term notes due 2008 and $600 million of medium-term notes due 2013 and (iii) the February 2003 repayment of $988 million of commercial paper due 2003.
(d)
Represents commitments to purchase vehicles from either General Motors Corporation or Ford Motor Company. The purchase of such vehicles are financed through the issuance of debt under management and mortgage programs in addition to cash received upon the sale of vehicles primarily under repurchase programs (see Note 19—Debt Under Management and Mortgage Programs and Borrowing Arrangements to our Consolidated Financial Statements).
(e)
Primarily represents commitments under service contracts for information technology and telecommunications.

AFFILIATED ENTITIES

We maintain investments in affiliated entities principally to support our business model of growing earnings and cash flow with minimal asset risk. Certain of our officers may serve on the Board of Directors of these entities, but in no instances do they constitute a majority of the Board, nor do they receive any economic benefits. Our consolidation policy as it relates to these affiliated entities can be found in Note 1 to our Consolidated Financial Statements. Furthermore, the effects on our results of operations, cash flows and financial position from maintaining these relationships are presented in the aggregate in the tables provided in Note 28—Related Party Transactions to our Consolidated Financial Statements. Provided below are detailed descriptions of our relationship with each of our affiliated entities, which is also presented in substantially the same manner in Note 28 to our Consolidated Financial Statements.

Trip Network, Inc.

During March 2001, we funded the creation of Trip Network with a contribution of assets valued at approximately $20 million in exchange for all of the common and preferred stock of Trip Network. We unilaterally transferred all the common shares of Trip Network to the Hospitality Technology Trust ("HTT") and retained the preferred stock of Trip Network and warrants to purchase up to 28,250 shares of Trip Network's common stock. Trip Network provides travel services to both our franchisees as well as non-franchisees and, as such, our initial contribution of the Trip Network common stock to HTT supported our lodging franchise business model whereby we endeavored to avoid direct competition with our franchisees for the sale of transient hotel rooms. HTT is an independent technology trust that is controlled by three independent trustees who are not officers, directors or employees of Cendant or relatives of officers, directors or employees of Cendant. HTT was established in 1997 for purposes of enhancing and promoting the use of advanced technology for our lodging brands, its beneficiaries, including providing financial and technology support services and investing in Internet related activities for the benefit of its beneficiaries. The hotel franchise chains have agreed to link their brand and property Web sites to Trip.com because of, for among other reasons, their beneficial interest in HTT. A hotel franchise chain is not required to make any contributions to Trip Network in order for the franchisee's brand and property to be included on Trip Network's Web site. Trip Network earns a commission on all hotel rooms sold on its Web site, including those sold by our hotel franchise chains, at market rates ranging from 8 to 10%. Management believes that the enhanced functionality for the brand and property Web pages to be provided by Trip.com links will help build customer loyalty and avoid the problem of viewers leaving the brand and property Web sites for the sites of competitors. Additionally, management believes that the aggregate links of all franchisee properties create critical mass and Web-traffic for Trip Network further enhancing its ability to be successful. If Trip Network is successful, then management believes the common shares will likely appreciate in value. The liquidation of shares (representing HTT's equity stake, which approximates 20% of Trip Network's common stock on a fully diluted basis) will provide HTT with further resources to pursue its stated objectives.

In 2001, we contributed $85 million, including $45 million in cash and 1.5 million shares of Homestore common stock then-valued at $34 million, to Trip Network for the purpose of pursuing the development of an online travel business for the benefit of certain of our current and future franchisees. This arrangement is consistent with our strategy of creating a single platform to research and develop Internet related products within an integrated business plan. Since we did not have the in-house expertise to develop new technology for Internet Web sites, we outsourced the development of certain Internet assets and Web-site features to Trip Network through the existing arrangement. Since the advance is repayable to us only if the development results in the achievement of certain financial results, such amount was expensed by us during 2001 and is included as a component of restructuring and other unusual charges in our Consolidated Statement of Income. As of December 31, 2002, none of the financial results that would have caused the repayment of this advance had been achieved.

During October 2001, we entered into two separate lease and licensing agreements with Trip Network, whereby Trip Network was granted a license to operate the online businesses of Trip.com, Inc. and Cheap Tickets (both wholly-owned subsidiaries of Cendant) and a lease or sublease, as applicable, to all the assets of these companies necessary to operate such businesses. The Trip.com license agreement has a one-year term and is renewable at Trip Network's option for 40 additional one-year periods. The Cheaptickets.com license agreement has a 40-year term. Under these agreements, we receive a license fee of 3% of revenues generated by Trip.com and Cheaptickets.com during the term of the agreements. The royalty rate was negotiated with and approved by Trip Network's board of directors. We proposed our royalty rate based upon market rate analysis of similar licensing type agreements. In connection with this agreement, we also received warrants to purchase up to 46,000 shares of Trip Network common stock, which are exercisable, at our option, at a price of $0.01 per share, upon achievement of certain financial results beginning in October 2003 or upon a change of control of Trip Network. The warrants were also negotiated with and approved by Trip Network's board of directors. During 2002, we recognized $3 million of revenue in connection with this agreement. During 2001, the revenue recorded by us in connection with this agreement was not material.

Also during October 2001, we entered into a travel services agreement with Trip Network, whereby we provide Trip Network with call center services. In addition, we process and support Trip Network's booking and fulfillment of travel transactions and provide travel-related products and services to maintain and develop relationships, discounts and favorable commissions with travel vendors. For these services, we receive a fee of cost plus an applicable mark-up (6%), which was determined based upon an examination of profit margins in the travel agency industry. During 2002, we recognized $5 million of revenue in connection with this agreement. During 2001, the revenue recorded by us in connection with this agreement was not material.

Additionally, during October 2001, we entered into a 40-year global distribution services subscriber agreement with Trip Network, whereby we provide all global distribution services for Trip Network. Pursuant to such agreement, we, through our Galileo subsidiary, receive payments from airlines, car rental agencies and hoteliers each time Trip Network books a reservation using the Galileo global distribution system. As it is normal and customary for a global distribution system provider to pay incentive fees to a travel agency, we prepaid Trip Network $42 million as compensation for booking segments through Galileo. Accordingly, on the date of commitment, we recorded an asset of $42 million for prepaid incentive fees, which is being amortized over 40 years, and a related credit in accounts payable and other current liabilities as we did not disburse the cash until January 2002. Such amount was mutually agreed to and represented the projected discounted amount of incentive fees that we expected to pay Trip Network over the term of the 40-year licensing agreement. We benefited from such prepayment by receiving a discount on the lump sum payment of incentive fees upon consummation of the contract rather than paying a portion of the incentive fee in advance and a portion of the incentive fee as segments are booked. Amortization of the asset is calculated in direct proportion to the expected cash flow benefits. During 2002, amortization recorded by us relating to this prepaid asset was $1 million. The amortization we recorded during 2001 was not material. As of December 31, 2002 and 2001, the prepaid asset approximated $41 million and $42 million, respectively, and was included within other non-current assets on our Consolidated Balance Sheets.

Our preferred stock investment, which is convertible into approximately 80% of Trip Network's common stock on a fully diluted basis, is non-voting and accounted for using the cost method. The preferred stock investment is not convertible prior to March 31, 2003 except upon a change of control of Trip Network. As of December 31, 2002 and 2001, our preferred equity interest in Trip Network approximated $17 million. During the years ended December 31, 2002 and 2001, we did not record any dividend income relating to our preferred equity interest in Trip Network. The warrants are exercisable, at our option, upon the achievement of certain financial results beginning on March 31, 2003 or upon a change of control of Trip Network at an exercise price of $0.01 per share. As of December 31, 2002, none of the financial results which would cause the warrants to be exercisable had been achieved. We are not obligated or contingently liable for any debt incurred by Trip Network.

Management is currently engaged in discussions with the trustees of HTT to negotiate our acquisition of the common stock of Trip Network, which is expected to occur during second quarter 2003. The consolidation of Trip Network upon acquisition will not have a material impact on our consolidated results of operations or any trends related thereto.

FFD Development Company, LLC

Prior to our acquisition of Fairfield Resorts, Inc. in April 2001, Fairfield operated its own property acquisition, planning, design and construction functions. These functions were transferred by Fairfield to FFD Development Company LLC ("FFD") immediately prior to our acquisition of Fairfield, along with Fairfield employees who were responsible for these functions. Given the extensive knowledge of Fairfield's standards and specifications as it related to the procurement of property and the planning and construction of timeshares, we continued to rely on the relationship between Fairfield and FFD throughout 2002 and 2001. However, we continued to penetrate the timeshare industry in 2002 with our acquisitions of Trendwest and Equivest and, as a result, developed the ability to integrate FFD into the Cendant timeshare businesses in a manner that would be both effective and cost beneficial. Accordingly, on February 3, 2003, we acquired all of the common equity interests of FFD (see Note 31—Subsequent Events). Therefore, FFD will be included within our consolidated results of operations and financial position beginning on February 4, 2003. For a detailed discussion of our relationship with FFD and the impact thereof on our results of operations and financial position during 2002 and 2001, see Note 28 to our Consolidated Financial Statements.

Trilegiant Corporation

On July 2, 2001, the former management of our individual membership businesses (Cendant Membership Services and Cendant Incentives subsidiaries) purchased 100% of the common stock of a newly-created company, Trilegiant Corporation, for $2.7 million in cash. Trilegiant operates membership-based clubs and programs and other incentive-based programs through an outsourcing arrangement with us whereby we outsourced our individual membership and loyalty businesses to Trilegiant. We entered into this outsourcing arrangement with Trilegiant on July 2, 2001 whereby we retained substantially all of the assets and liabilities of the existing membership business outsourced under the arrangement and licensed Trilegiant the right to market products utilizing our intellectual property to new members. Accordingly, we continue to collect membership fees from, and are obligated to provide membership benefits to, members of our individual membership business that existed as of July 2, 2001 (referred to as "existing members"), including their renewals and Trilegiant provides fulfillment services (including collecting cash, paying commissions, processing refunds, providing membership services and benefits and maintaining specified service level standards) for these members in exchange for a servicing fee pursuant to the Third Party Administrator agreement, which is cost plus 10%. Furthermore, Trilegiant collects the membership fees from, and is obligated to provide membership benefits to, any members who join the membership based clubs and programs and all other incentive programs subsequent to July 2, 2001 (referred to as "new members") and recognizes the related revenue and expenses. Similar to our other franchise businesses, we receive a royalty from Trilegiant on all future revenue (over the 40-year term of the license agreement) generated by the new members (initially 5% beginning in third quarter 2002 and increasing to approximately 16% over 10 years).

During 2002 and 2001, we expensed $179 million and $128 million, respectively, of servicing fees relating to this outsourcing arrangement, of which we paid Trilegiant $166 million and $106 million, respectively, and owed Trilegiant $13 million and $22 million as of December 31, 2002 and 2001, respectively. The amounts expensed were included as a component of operating expense within our Consolidated Statements of Income.

During 2002 and 2001, we collected $240 million and $183 million, respectively, of membership fees from Trilegiant in connection with membership renewals by the existing members and as of December 31, 2002 and 2001, Trilegiant owed us an additional $19 million and $29 million, respectively, of such fees collected on our behalf. During 2002, we recorded $7 million of royalty revenue related to Trilegiant's members, of which we collected $3 million from Trilegiant during 2002 and as of December 31, 2002, Trilegiant owed us $4 million. We also recognized approximately $23 million and $8 million of revenues during 2002 and 2001, respectively, related to travel agency services provided to Trilegiant in connection with the provision of fulfillment services to members of the travel related clubs and programs.

As referred to above, Trilegiant is licensing and/or leasing from us the assets of our individual membership business in order to service these members and also to obtain new members. The assets licensed to Trilegiant include various tradenames, trademarks, logos, service marks and other intellectual property relating to its membership business. Upon expiration of the licensing term (40 years), Trilegiant will have the option to purchase any or all of the intellectual property licenses at their then-fair market values. Real property we owned was leased to Trilegiant on a monthly basis at rates that approximated our depreciation expense. In connection with the licensing and leasing arrangements, we recognized $21 million and $9 million of revenue during 2002 and 2001, respectively, of which Trilegiant paid us $19 million and $7 million, respectively, and owed us $2 million as of December 31, 2002 and 2001.

In connection with the foregoing arrangements, we advanced approximately $100 million in cash and $33 million of prepaid assets to Trilegiant to support their marketing activities and also made a $20 million convertible preferred stock investment in Trilegiant. We also received warrants to purchase up to 2.1 million shares of Trilegiant's common stock. We accounted for the entire advance to Trilegiant as a prepaid expense at the date of advance. The purpose of the advance was to help Trilegiant fund qualified marketing costs associated with obtaining new members whose revenue would become subject to royalties paid to us. We expense such advance as Trilegiant incurs qualified marketing expenses pursuant to the terms of the advance. During 2002 and 2001, we expensed $16 million and $66 million, respectively, of the advance, which is recorded as a component of marketing and reservation expenses within our Consolidated Statements of Income. As of December 31, 2002 and 2001, the remaining balance of this prepaid expense approximated $51 million and $67 million, respectively, of which approximately $17 million and $16 million were classified within other current assets and approximately $34 million and $51 million were classified within other non-current assets on our Consolidated Balance Sheets. Our preferred stock investment is mandatorily redeemable and, therefore, classified as an available-for-sale debt security and accounted for at fair value. The preferred stock investment is convertible, at any time at our option, into approximately 32% of Trilegiant's common stock on a fully diluted basis (after giving effect to non-cash dividends of approximately $3 million received from Trilegiant during 2002). We are entitled to receive a 12% cumulative non-cash dividend annually through July 2006 on our preferred stock investment and also entitled to vote our stock on an as-converted basis in proportion to our ownership percentage with the holders of the common stock on all matters. During third quarter 2001, we wrote-off the entire $20 million of our preferred stock investment due to operating losses incurred by Trilegiant and the fact that this entity had relatively thin common equity capitalization since inception. Such amount is included as a component of operating expenses in our Consolidated Statement of Income. The warrants are exercisable, at our option, at an exercise price of $0.01 per share, upon the achievement of certain business valuations ranging from $200 million to $750 million, into a majority ownership interest in Trilegiant. As of December 31, 2002, none of the business valuations that would have caused the warrants to be currently exercisable had been achieved.

We also provide Trilegiant with a $35 million revolving line of credit under which advances are at our sole and unilateral discretion. As of December 31, 2002, Trilegiant had not drawn on this line.

During August 2001, Trilegiant entered into marketing agreements with a third party, whereby Trilegiant provided certain marketing services to the third party in exchange for a commission. As part of our royalty arrangement with Trilegiant, we receive 13% of the commissions paid by the third party to Trilegiant. During 2002, we recognized $9 million of revenues in connection with these marketing agreements, of which Trilegiant paid us $6 million and owed us $3 million on December 31, 2002. We did not recognize any revenues during 2001 in connection with these marketing agreements. In connection with these marketing agreements, we provided Trilegiant with a $75 million loan facility bearing interest at a rate of 9% under which we advanced funds to Trilegiant for marketing performed by Trilegiant on behalf of the third party. As of December 31, 2002 and 2001, the outstanding loan balance under this facility was $57 million and $24 million, respectively. Such amount is accounted for as a note receivable and included in other non-current assets on our Consolidated Balance Sheets. We evaluate the collectibility of the note at the end of each reporting period. We will collect the receivable as commissions are received by Trilegiant from the third party. We recognized $5 million of non-cash interest income within net non-program related interest expense on our Consolidated Statement of Income in connection with amounts outstanding under this facility during 2002, which is also reflected as a note receivable and included in other non-current assets on our Consolidated Balance Sheet at December 31, 2002.

Trilegiant's Board of Directors is comprised of three directors elected by the Trilegiant management (as the common shareholders) and three directors elected by us (as the sole preferred shareholder). We are not obligated or contingently liable for any debt incurred by Trilegiant.

CHANGE IN ACCOUNTING POLICIES

Goodwill and Other Intangible Assets.    On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in its entirety. In connection with the adoption of this standard, we have not amortized any goodwill or indefinite-lived intangible assets during 2002. Prior to the adoption, all intangible assets were amortized on a straight-line basis over their estimated periods to be benefited. Therefore, the results of operations for 2001 and 2000 reflect the amortization of goodwill and indefinite-lived intangible assets, while the results of operations for 2002 do not reflect such amortization (see Note 12—Intangible Assets to our Consolidated Financial Statements for a pro forma disclosure depicting our results of operations during 2001 and 2000 after applying the non-amortization provisions of SFAS No. 142).

In connection with the implementation of SFAS No. 142, we were required to assess goodwill and indefinite-lived intangible assets for impairment. We reviewed the carrying value of our reporting units by comparing such amounts to their fair value and determined that the carrying value of our reporting units did not exceed their respective fair values. Accordingly, the initial implementation of this standard and the annual testing did not result in a charge and, as such, did not impact our results of operations during 2002.

Impairment or Disposal of Long-Lived Assets.    On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.    On April 1, 2001, we adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125" in its entirety. This standard revised the criteria for accounting for securitizations, other financial asset transfers and collateral and introduced new disclosures, but otherwise carried forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendment. The impact of adopting the remaining provisions of this standard was not material to our financial position or results of operations.

Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets.    On January 1, 2001, we adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets." Prior to the adoption of EITF Issue No. 99-20, we accounted for impairment of beneficial interests in securitizations in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and EITF Issue No. 93-18, "Recognition of Impairment for an Investment in a Collateralized Mortgage Obligation Instrument or in a Mortgage-Backed Interest-Only Certificate." EITF Issue No. 99-20 modified the accounting for interest income and impairment of beneficial interests in securitization transactions, whereby beneficial interests determined to have an other-than-temporary impairment are required to be written down to fair value. The adoption of EITF Issue No. 99-20 resulted in the recognition of a non-cash charge of $46 million ($27 million, after tax) in first quarter 2001 to account for the cumulative effect of the accounting change.

Accounting for Derivative Instruments and Hedging Activities.    On January 1, 2001, we adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS No. 133, we have recorded all such derivatives at fair value in the Consolidated Balance Sheets. The adoption of this standard resulted in the recognition of a non-cash charge of $16 million ($11 million, after tax) in the Consolidated Statement of Income on January 1, 2001 to account for the cumulative effect of the accounting change relating to derivatives designated in fair value type hedges prior to adopting this standard, to derivatives not designated as hedges and to certain embedded derivatives. As provided for in SFAS No. 133, we also reclassified certain financial investments as trading securities at January 1, 2001, which resulted in a pre-tax net benefit of $10 million recorded in other revenues within the Consolidated Statement of Income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Early Extinguishment of Debt.    In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of this standard, we expect to reclassify any extraordinary gains or losses on the extinguishments of debt recorded in prior periods to continuing operations. We will adopt these provisions on January 1, 2003, as required. The other provisions of SFAS No. 145 were not relevant to us.

Costs Associated with Exit or Disposal Activities.    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. We will adopt this standard on January 1, 2003, as required.

Guarantees.    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. We will adopt these provisions on January 1, 2003. The disclosure provisions of this Interpretation are effective for financial statements with annual periods ending after December 15, 2002. We have applied the disclosure provisions of this Interpretation as of December 31, 2002, as required (see Note 23—Commitments and Contingencies to our Consolidated Financial Statements).

Stock-Based Compensation.    On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have applied the disclosure provisions of SFAS No. 148 as of December 31, 2002. See Note 1—Summary of Significant Accounting Policies to our Consolidated Financial Statements for a table that illustrates the effect on net income and earnings per share if the fair value based method had been applied during each period presented.

As permitted by SFAS No. 123, during 2002, we measured stock-based compensation using the intrinsic value approach under Accounting Principles Board Opinion No. 25. Accordingly, we did not recognize compensation expense upon the issuance of our stock options because the option terms were fixed and the exercise price equaled the market price of the underlying CD common stock on the grant date. We complied with the provisions of SFAS No. 123 by providing pro forma disclosures of net income and related per share data giving consideration to the fair value method provisions of SFAS No. 123.

On January 1, 2003, we adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the FASB to be the preferable accounting method for stock-based employee compensation, and have elected to use the prospective method permitted by SFAS No. 148. Therefore, the transition provisions of SFAS No. 148 will be adopted concurrently with the fair value based recognition provisions of SFAS No. 123 on January 1, 2003. Subsequently, we will expense all future employee stock awards over the vesting period based on the fair value of the award on the date of grant in accordance with the prospective transition method.

Consolidation of Variable Interest Entities.    On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity.

For variable interests entities created, or interests in variable interest entities obtained, subsequent to January 31, 2003, we are required to apply the consolidation provisions of this Interpretation immediately. To date, we have not created a variable interest entity nor obtained an interest in a variable interest entity for which we would be required to apply the consolidation provisions of this Interpretation immediately.

For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the consolidation provisions of this Interpretation are first required to be applied in our financial statements as of July 1, 2003. For these variable interest entities, we expect to apply the prospective transition method whereby the consolidation provisions of this Interpretation are applied prospectively with a cumulative-effect adjustment, if necessary, as of July 1, 2003. This Interpretation also requires certain disclosures herein if it is reasonably possible that we will consolidate or disclose information about a variable interest entity when we initially apply the guidance in this Interpretation. We have applied the disclosure provisions of this Interpretation as of December 31, 2002.

We are currently evaluating the impact of adopting this Interpretation. Thus far, we have concluded that the adoption of this Interpretation will result in the consolidation of the mortgage securitization facility, Bishop's Gate Residential Mortgage Trust, as of July 1, 2003. The consolidation of Bishop's Gate is not expected to affect our results of operations. However, had we consolidated Bishop's Gate as of December 31, 2002, our total assets and liabilities under management and mortgage programs would have increased by approximately $2.5 billion each. See Note 20—Transfers and Servicing of Financial Assets to our Consolidated Financial Statements for a detailed description of the Bishop's Gate mortgage securitization facility.

Additionally, based upon a preliminary analysis, we believe that upon adoption of this Interpretation, it is possible that we may be required to consolidate Trilegiant Corporation as of July 1, 2003. This assessment is based upon facts and circumstances in existence as of the date of this filing. However, we have been engaged in discussions with Trilegiant to address enhancements to their business model and expect modifications to our existing contractual relationships. Such modifications would require us to reapply the criteria set forth in this Interpretation, which could result in a different conclusion whereby we would not be required to consolidate Trilegiant. However, if we were to be unsuccessful in our endeavors, we believe that the consolidation of Trilegiant would cause our total assets and total liabilities to increase by approximately $100 million and $400 million (approximately $250 million of which represents deferred income), respectively, on July 1, 2003. Additionally, we expect that the consolidation of Trilegiant, if necessary, would result in a non-cash charge of approximately $300 million, which would be recorded on July 1, 2003 as a cumulative effect of accounting change but would not impact our continuing results of operations. Additionally, the consolidation of Trilegiant would not result in any changes to our consolidated financial statements for any prior periods (including first and second quarters of 2003). Further, we do not expect that the consolidation of Trilegiant would materially impact our results of operations, financial position or cash flows in any future periods. See Note 28—Related Party Transactions to our Consolidated Financial Statements for a detailed description of our relationship with Trilegiant.

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

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market-making, or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 27—Financial Instruments to our Consolidated Financial Statements.

Our principal market exposures are interest and foreign currency rate risks.

  •
  Interest rate movements in one country, as well as relative interest rate movements between countries can materially impact our profitability. Our primary interest rate exposure is to interest rate fluctuations in the United States, specifically long-term U.S. Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments and also LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We anticipate that such interest rates will remain a primary market risk exposure for the foreseeable future.
  •
  Our primary foreign currency rate exposure is to exchange rate fluctuations in the British pound sterling. We anticipate that such foreign currency exchange rate risk will remain a primary market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and currency rates.

We use a discounted cash flow model in determining the fair values of relocation receivables, timeshare receivables, equity advances on homes, mortgage loans, commitments to fund mortgages, mortgage servicing rights, mortgage-backed securities and our retained interests in securitized assets. The primary assumptions used in these models are prepayment speeds, estimated loss rates, and discount rates. In determining the fair value of mortgage servicing rights and mortgage-backed securities, the models also utilize credit losses and mortgage servicing revenues and expenses as primary assumptions. In addition, for commitments to fund mortgages, the borrower's propensity to close their mortgage loan under the commitment is used as a primary assumption. For mortgage loans, commitments to fund mortgages, forward delivery contracts and options, we rely on prices sourced from Bloomberg in determining the impact of interest rate shifts. We also utilize an option-adjusted spread ("OAS") model to determine the impact of interest rate shifts on mortgage servicing rights and mortgage-backed securities. The primary assumption in an OAS model is the implied market volatility of interest rates and prepayment speeds and the same primary assumptions are used in determining fair value.

We use a duration-based model in determining the impact of interest rate shifts on our debt portfolio, certain other interest bearing liabilities and interest rate derivatives portfolios. The primary assumption used in these models is that a 10% increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities and derivatives. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures at December 31, 2002, 2001 and 2000.

Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. While probably the most meaningful analysis, these "shock tests" are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

We used December 31, 2002, 2001 and 2000 market rates on our instruments to perform the sensitivity analyses separately for each of our market risk exposures—interest and currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the Company's Annual Proxy Statement under the sections titled "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" are incorporated herein by reference in response to this item.

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

ITEM 15(B) REPORTS ON FORM 8-K

On October 22, 2002, we filed a current report on Form 8-K to report under Item 5 our third quarter 2002 results.

On November 15, 2002, we filed a current report on Form 8-K to report under Item 5 the hosting of a Travel Distribution and Real Estate Teach-In for the investment community.

On November 25, 2002, we filed a current report on Form 8-K to report under Item 5 the completion of the acquisition of substantially all of the domestic assets of Budget Group, Inc.

On December 11, 2002, we filed a current report on Form 8-K to report under Item 5 a new $2.9 billion three-year revolving credit facility replacing $2.4 billion of credit facilities scheduled to expire in August 2003 and February 2004.

On December 17, 2002, we filed a current report on Form 8-K to report under Item 5 updated projections for the fourth quarter of 2002 and for 2003 and, that beginning with 2003 results, we will discontinue reporting pro forma earnings per share and, instead, exclusively report GAAP earnings per share results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENDANT CORPORATION
By:	/s/ JAMES E. BUCKMAN James E. Buckman Vice Chairman and General Counsel Date: March 5, 2003

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY R. SILVERMAN (Henry R. Silverman)	Chairman of the Board, President, Chief Executive Officer and Director	March 5, 2002
/s/ JAMES E. BUCKMAN (James E. Buckman)	Vice Chairman, General Counsel and Director	March 5, 2002
/s/ STEPHEN P. HOLMES (Stephen P. Holmes)	Vice Chairman and Director	March 5, 2002
/s/ KEVIN M. SHEEHAN (Kevin M. Sheehan)	Senior Executive Vice President and Chief Financial Officer	March 5, 2002
/s/ TOBIA IPPOLITO (Tobia Ippolito)	Executive Vice President and Chief Accounting Officer	March 5, 2002
/s/ MYRA J. BIBLOWIT (Myra J. Biblowit)	Director	March 5, 2002
/s/ WILLIAM S. COHEN (The Honorable William S. Cohen)	Director	March 5, 2002
/s/ LEONARD S. COLEMAN (Leonard S. Coleman)	Director	March 5, 2002
/s/ MARTIN L. EDELMAN (Martin L. Edelman)	Director	March 5, 2002
(Dr. John C. Malone)	Director

/s/ CHERYL D. MILLS (Cheryl D. Mills)	Director	March 5, 2002
/s/ BRIAN MULRONEY (The Rt. Hon. Brian Mulroney, P.C., L.L.D.)	Director	March 5, 2002
/s/ ROBERT E. NEDERLANDER (Robert E. Nederlander)	Director	March 5, 2002
/s/ ROBERT W. PITTMAN (Robert W. Pittman)	Director	March 5, 2002
/s/ SHELI Z. ROSENBERG (Sheli Z. Rosenberg)	Director	March 5, 2002
/s/ ROBERT F. SMITH (Robert F. Smith)	Director	March 5, 2002

CERTIFICATIONS

I, Henry R. Silverman, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Cendant Corporation;

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

Date: March 5, 2003

/s/ HENRY R. SILVERMAN Chief Executive Officer

I, Kevin M. Sheehan, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Cendant Corporation;

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

Date: March 5, 2003

/s/ KEVIN M. SHEEHAN Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Cendant Corporation:

We have audited the accompanying consolidated balance sheets of Cendant Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2002, the Company adopted the non-amortization provisions for goodwill and other indefinite lived intangible assets. Also, as discussed in Note 1, on January 1, 2001, the Company modified the accounting treatment relating to securitization transactions and the accounting for derivative instruments and hedging activities. Also, as discussed in Note 1, on January 1, 2000, the Company revised certain revenue recognition policies.

/s/ Deloitte & Touche LLP
New York, New York
February 5, 2003
(March 3, 2003 as to the subsequent events described in Note 31)

Cendant Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues
Service fees and membership-related, net	$10,062	$5,426	$4,191
Vehicle-related	3,979	3,134	11
Other	47	53	118

Net revenues	14,088	8,613	4,320

Expenses
Operating	6,721	2,658	1,176
Vehicle depreciation, lease charges and interest, net	2,094	1,789	—
Marketing and reservation	1,392	1,114	896
General and administrative	1,120	965	663
Non-program related depreciation and amortization	466	477	321
Other charges (credits):
Acquisition and integration related costs	285	112	—
Litigation and related charges, net	103	86	2
Restructuring and other unusual charges	(14)	379	109
Mortgage servicing rights impairment	—	94	—
Non-program related interest (net of interest income of $41, $91 and $73)	262	252	152

Total expenses	12,429	7,926	3,319

Gains on dispositions of businesses	—	443	37

Losses on dispositions of businesses	—	(26)	(45)

Impairment of investments	—	(441)	—

Income before income taxes, minority interest and equity in Homestore	1,659	663	993
Provision for income taxes	556	220	341
Minority interest, net of tax	22	24	83
Losses related to equity in Homestore, net of tax	—	77	—

Income from continuing operations	1,081	342	569
Income from discontinued operations, net of tax	51	81	91
Loss on disposal of discontinued operations, net of tax	(256)	—	—

Income before extraordinary losses and cumulative effect of accounting changes	876	423	660
Extraordinary losses on early extinguishment of debt, net of tax	(30)	—	(2)

Income before cumulative effect of accounting changes	846	423	658
Cumulative effect of accounting changes, net of tax	—	(38)	(56)

Net income	$846	$385	$602

CD common stock income per share
Basic
Income from continuing operations	$1.06	$0.37	$0.79
Net income	0.83	0.42	0.84
Diluted
Income from continuing operations	$1.04	$0.36	$0.77
Net income	0.81	0.41	0.81

See Notes to Consolidated Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$126	$1,942
Restricted cash	307	211
Receivables (net of allowance for doubtful accounts of $136 and $104)	1,457	1,313
Stockholder litigation settlement trust	—	1,410
Deferred income taxes	334	697
Assets of discontinued operations	—	1,310
Other current assets	1,134	834

Total current assets	3,358	7,717
Property and equipment, net	1,780	1,394
Deferred income taxes	1,115	897
Goodwill, net	10,699	7,234
Other intangibles, net	2,464	2,866
Other non-current assets	1,473	1,568

Total assets exclusive of assets under programs	20,889	21,676

Assets under management and mortgage programs:
Restricted cash	354	861
Mortgage loans held for sale	1,923	1,244
Relocation receivables	239	292
Vehicle-related, net	10,052	7,219
Timeshare-related, net	675	215
Mortgage servicing rights, net	1,380	1,937
Derivatives related to mortgage servicing rights, net	385	100

	15,008	11,868

Total assets	$35,897	$33,544

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other current liabilities	$4,287	$3,468
Current portion of long-term debt	30	401
Stockholder litigation settlement	—	2,850
Liabilities of discontinued operations	—	172
Deferred income	680	900

Total current liabilities	4,997	7,791
Long-term debt, excluding Upper DECS	5,571	5,731
Upper DECS	863	863
Deferred income	320	297
Other non-current liabilities	692	525

Total liabilities exclusive of liabilities under programs	12,443	15,207

Liabilities under management and mortgage programs:
Debt	12,747	9,844
Deferred income taxes	1,017	1,050

	13,764	10,894

Mandatorily redeemable preferred interest in a subsidiary	375	375

Commitments and contingencies (Note 23)
Stockholders' equity:
Preferred stock, $.01 par value authorized 10 million shares; none issued and outstanding	—	—
CD common stock $.01 par value—authorized 2 billion shares; issued 1,238,952,970 and 1,166,492,626 shares	12	11
Additional paid-in capital	10,090	8,676
Retained earnings	3,258	2,412
Accumulated other comprehensive loss	(14)	(264)
CD treasury stock, at cost—207,188,268 and 188,784,284 shares	(4,031)	(3,767)

Total stockholders' equity	9,315	7,068

Total liabilities and stockholders' equity	$35,897	$33,544

See Notes to Consolidated Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2002	2001	2000
Operating Activities
Net income	$846	$385	$602
Adjustments to arrive at income from continuing operations	235	(43)	(33)

Income from continuing operations	1,081	342	569
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-program related depreciation and amortization	466	477	321
Other charges, net	191	298	24
Gain on dispositions of business	—	(443)	(37)
Losses on dispositions of business	—	26	45
Impairment of investments	—	441	—
Proceeds from sales of trading securities	—	110	—
Deferred income taxes	438	418	59
Net change in operating assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(74)	10	198
Income taxes	46	(201)	285
Accounts payable and other current liabilities	(17)	232	(213)
Payment of stockholder litigation settlement	(2,850)	—	—
Deferred income	(210)	(162)	(79)
Other, net	39	(150)	(221)

Net cash provided by (used in) operating activities exclusive of management and mortgage programs	(890)	1,398	951

Management and mortgage programs:
Vehicle depreciation	1,783	1,411	—
Amortization of mortgage servicing rights	468	248	153
Provision for impairment of mortgage servicing rights	454	50	—
Origination of mortgage loans	(44,017)	(40,963)	(24,196)
Proceeds on sale of and payments from mortgage loans held for sale	43,459	40,643	24,428

	2,147	1,389	385

Net cash provided by operating activities	1,257	2,787	1,336

Investing activities
Property and equipment additions	(399)	(329)	(192)
Proceeds from (payments to) stockholder litigation settlement trust	1,410	(1,060)	(350)
Proceeds from sales of available-for-sale securities	29	36	379
Purchases of available-for-sale securities	(24)	(35)	(441)
Purchases of non-marketable securities	(3)	(101)	(90)
Net assets acquired (net of cash acquired of $178 in 2002 and $308 in 2001) and acquisition-related payments	(1,371)	(2,757)	(106)
Net proceeds from dispositions of businesses	1,151	109	4
Other, net	(25)	(69)	(24)

Net cash provided by (used in) investing activities exclusive of management and mortgage programs	768	(4,206)	(820)

Management and mortgage programs:
Investment in vehicles	(17,168)	(14,906)	—
Payments received on investment in vehicles	15,141	13,324	—
Origination of timeshare receivables	(1,118)	(497)	—
Principal collection of timeshare receivables	1,046	538	—
Equity advances on homes under management	(5,968)	(6,306)	(7,637)
Repayment on advances on homes under management	6,028	6,340	8,009
Net additions to mortgage servicing rights	(377)	(759)	(766)
Net change to derivatives related to mortgage servicing rights	(285)	(43)	(12)
Proceeds from sales of mortgage servicing rights	16	58	84

	(2,685)	(2,251)	(322)

Net cash used in investing activities	(1,917)	(6,457)	(1,142)

Financing activities
Proceeds from borrowings	637	5,608	—
Principal payments on borrowings	(2,111)	(2,213)	(897)
Issuances of common stock	112	877	603
Repurchases of common stock	(288)	(254)	(381)
Proceeds from mandatorily redeemable preferred interest in a subsidiary	—	—	375
Proceeds from mandatorily redeemable preferred securities issued by subsidiary holding solely senior debentures issued by the Company	—	—	91
Other, net	(64)	(153)	—

Net cash provided by (used in) financing activities exclusive of management and mortgage programs	(1,714)	3,865	(209)

Management and mortgage programs:
Proceeds from borrowings	15,171	9,460	4,133
Principal payments on borrowings	(14,614)	(8,798)	(5,320)
Net change in short-term borrowings	(114)	116	913

	443	778	(274)

Net cash provided by (used in) financing activities	(1,271)	4,643	(483)

Effect of changes in exchange rates on cash and cash equivalents	41	(8)	(6)

Cash provided by discontinued operations	74	121	89

Net increase (decrease) in cash and cash equivalents	(1,816)	1,086	(206)
Cash and cash equivalents, beginning of period	1,942	856	1,062

Cash and cash equivalents, end of period	$126	$1,942	$856

Supplemental Disclosure of Cash Flow Information
Interest payments	$788	$609	$263
Income tax payments (refunds), net	$62	$40	$(73)

See Notes to Consolidated Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions)

	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
			Additional Paid-in Capital	Retained Earnings				Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2000	870	$9	$4,102	$1,425	$(42)	(164)	$(3,288)	$2,206
Comprehensive income:
Net income	—	—	—	602	—	—	—
Currency translation adjustment	—	—	—	—	(107)	—	—
Unrealized losses on available-for-sale securities, net of tax of ($40)	—	—	—	—	(65)	—	—
Reclassification adjustments, net of tax of ($12)	—	—	—	—	(20)	—	—
Total comprehensive income								410
Issuances of CD common stock	28	—	476	—	—	—	—	476
Issuances of Move.com common stock	4	—	93	—	—	—	—	93
Exercise of stock options	17	—	56	—	—	2	26	82
Tax benefit from exercise of stock options	—	—	66	—	—	—	—	66
Repurchases of CD common stock	—	—	—	—	—	(17)	(306)	(306)
Repurchases of Move.com common stock	(2)	—	(100)	—	—	—	—	(100)
Mandatorily redeemable preferred securities issued by subsidiary holding solely senior debentures issued by the Company	—	—	(108)	—	—	—	—	(108)
Rights issuable	—	—	(41)	—	—	—	—	(41)
Other	—	—	(4)	—	—	—	—	(4)

Balance at December 31, 2000	917	9	4,540	2,027	(234)	(179)	(3,568)	2,774

Comprehensive income:
Net income	—	—	—	385	—	—	—
Currency translation adjustment	—	—	—	—	(65)	—	—
Unrealized losses on cash flow hedges, net of tax of ($22)	—	—	—	—	(33)	—	—
Minimum pension liability adjustment, net of tax of ($13)	—	—	—	—	(21)	—	—
Unrealized gains on available-for-sale securities, net of tax of $21	—	—	—	—	33	—	—
Reclassification adjustments, net of tax of $29	—	—	—	—	56	—	—
Total comprehensive income								355
Issuances of CD common stock	108	1	2,342	—	—	—	—	2,343
Exercise of stock options	26	—	237	—	—	2	27	264
Tax benefit from exercise of stock options	—	—	59	—	—	—	—	59
Repurchases of CD common stock	—	—	—	—	—	(12)	(226)	(226)
Repurchases of Move.com common stock	(2)	—	(75)	—	—	—	—	(75)
Present value of forward purchase contract distributions and related costs	—	—	(48)	—	—	—	—	(48)
Modifications to stock options	—	—	25	—	—	—	—	25
Issuance of CD common stock and conversion of stock options for acquisitions	117	1	1,604	—	—	—	—	1,605
Other	—	—	(8)	—	—	—	—	(8)

Balance at December 31, 2001	1,166	$11	$8,676	$2,412	$(264)	(189)	$(3,767)	$7,068

Balance at January 1, 2002	1,166	$11	$8,676	$2,412	$(264)	(189)	$(3,767)	$7,068
Comprehensive income:
Net income	—	—	—	846	—	—	—
Currency translation adjustment	—	—	—	—	66	—	—
Reclassification of foreign currency translation losses realized upon the sale of NCP, net of tax of $0	—	—	—	—	245	—	—
Unrealized losses on cash flow hedges, net of tax of $(5)	—	—	—	—	(8)	—	—
Minimum pension liability adjustment, net of tax of $(23)	—	—	—	—	(37)	—	—
Unrealized losses on available-for-sale securities, net of tax of $(12)	—	—	—	—	(19)	—	—
Reclassification for realized holding losses, net of tax of $2	—	—	—	—	3	—	—
Total comprehensive income								1,096
Issuances of CD common stock	6	—	62	—	—	—	—	62
Exercise of stock options	8	—	72	—	—	2	27	99
Tax benefit from exercise of stock options	—	—	25	—	—	—	—	25
Repurchases of CD common stock	—	—	—	—	—	(20)	(291)	(291)
Issuance of CD common stock and conversion of stock options for acquisitions	59	1	1,139	—	—	—	—	1,140
Issuance of subsidiary stock	—	—	98	—	—	—	—	98
Other	—	—	18	—	—	—	—	18

Balance at December 31, 2002	1,239	$12	$10,090	$3,258	$(14)	(207)	$(4,031)	$9,315

See Notes to Consolidated Financial Statements.

Cendant Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.    Summary of Significant Accounting Policies

  Basis of Presentation

  Cendant Corporation is a global provider of a wide range of complementary consumer and business services, focusing primarily on travel and real estate services. The Consolidated Financial Statements include the accounts of Cendant Corporation and its subsidiaries (collectively, "the Company"), as well as affiliates in which the Company directly or indirectly has a controlling financial interest.

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

  Financial information for the Company's discontinued operations can be found in Note 6—Discontinued Operations.

  Consolidation Policy

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

  Additionally, the Company applies generally accepted accounting principles and interpretations when evaluating whether it should consolidate securitization entities. Typically, if the Company does not retain both control of the assets transferred to the securitization entities, as well as the risks and rewards of those assets, the Company will not consolidate such entities. In determining whether the securitization entity should be consolidated, the Company considers whether the entity is a qualifying special purpose entity, as defined by Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125."

  Securitizations

  The Company sells a significant portion of its residential mortgage loans and relocation and timeshare receivables as part of its overall financing and liquidity strategy. In accordance with generally accepted accounting principles, the assets sold and the related liabilities are not reflected on the Company's Consolidated Balance Sheets as such assets are legally isolated from creditor claims and removed from the Company's control. In some instances, the Company retains the servicing rights and obligations on the assets sold and subordinated interests. With the exception of specific mortgage loans that are sold with recourse (described in more detail within Note 13—Mortgage Loans Held for Sale), the investors have no recourse to the Company's other assets for failure of debtors to pay when due. The retained interests (with the exception of mortgage servicing rights, the accounting for which is described below under "Revenue Recognition—Mortgage") are classified as either trading or available-for-sale securities and recorded as either a component of other non-current assets or assets under management and mortgage programs within the Company's Consolidated Balance Sheets, as appropriate. Gains or losses relating to the assets securitized are allocated between such assets and the retained interests based on their relative fair values on the date of sale. The Company estimates fair value of retained interests based upon the present value of expected future cash flows, which is subject to the prepayment risks, expected credit losses and interest rate risks of the sold financial assets.

  Derivative Instruments

  The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates, foreign currency exchange rates, prices of mortgage loans held for sale, anticipated mortgage loan closings arising from commitments issued and changes in fair value of its mortgage servicing rights asset. As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

  All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in earnings and included either as a component of net revenues or net non-program related interest expense, based upon the nature of the hedged item, in the Consolidated Statements of Income. Changes in fair value of the hedged item in a fair value hedge are recorded as an adjustment to the carrying amount of the hedged item and recognized currently in earnings as a component of net revenues or net non-program interest expense, based upon the nature of the hedged item, in the Consolidated Statements of Income.

  The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported currently in earnings as a component of net revenues or net non-program related interest expense, based upon the nature of the hedged item. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

  The Company is also party to certain contracts containing embedded derivatives. As required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," certain embedded derivatives have been bifurcated from their host contracts and are recorded at fair value in the Consolidated

  Balance Sheets. The total fair value of the Company's embedded derivatives and changes in fair value during 2002 and 2001 were not material to the Company's financial position or results of operations.

  Investments

  Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company's non-marketable preferred stock investments are classified as available-for-sale debt securities or accounted for at cost, as appropriate. All other non-marketable securities are carried at cost. Common stock investments in affiliates over which the Company has the ability to exercise significant influence but not a controlling interest are carried on the equity method of accounting. Available-for-sale securities are carried at current fair value with unrealized gains or losses reported net of taxes as a separate component of stockholders' equity. During 2002 and 2000, the Company reported gross realized losses of $5 million and $3 million, respectively, related to its available-for-sale securities. During 2000, the Company reported realized gross gains of $35 million related to its available-for-sale securities. Trading securities are recorded at fair value with realized and unrealized gains and losses reported currently in earnings. During 2001, the Company reported gross realized losses of $77 million related to its trading securities. During 2000, the Company reported gross realized gains of $5 million related to its trading securities.

  All of the Company's short-term investments are included in other current assets on the Company's Consolidated Balance Sheets and all long-term investments are included in other non-current assets. All realized gains and losses and preferred dividend income are recorded within other revenues in the Consolidated Statements of Income. Gains and losses on securities sold are based on the specific identification method. Declines in market value that are judged to be "other than temporary" are recorded as a component of impairment of investments in the Consolidated Statements of Income.

  Goodwill and Identifiable Intangible Assets

  On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in its entirety. In connection with the adoption of this standard, the Company has not amortized any goodwill or indefinite-lived intangible assets during 2002. Prior to the adoption, all intangible assets were amortized over their estimated periods to be benefited, generally on a straight-line basis. Therefore, the results of operations for 2001 and 2000 reflect the amortization of goodwill and indefinite-lived intangible assets, while the results of operations for 2002 do not reflect such amortization (see Note 12—Intangible Assets for a pro forma disclosure depicting the Company's results of operations during 2001 and 2000 after applying the non-amortization provisions of SFAS No. 142). In connection with the implementation of SFAS No. 142, the Company was required to assess goodwill and indefinite-lived intangible assets for impairment. The Company reviewed the carrying value of its reporting units by comparing such amounts to their fair value and determined that the carrying amounts of the reporting units did not exceed their respective fair values. Accordingly, the initial implementation of this standard did not result in a charge and, as such, did not impact the Company's results of operations during 2002. Additionally, pursuant to SFAS No. 142, as of January 1, 2002, the Company assesses goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. During 2002, the Company determined that such assets were not impaired.

  Asset Impairments

  The Company evaluates the recoverability of its long-lived assets, including goodwill and indefinite-lived intangible assets for periods before January 1, 2002, by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business.

  Revenue Recognition

  Mortgage.    Loan origination fees, commitment fees paid in connection with the sale of loans and certain direct loan origination costs associated with loans are deferred until such loans are sold. Mortgage loans are recorded at the lower of cost or market value on an aggregate basis. Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. Loan servicing revenue, which represents servicing and other fees earned for servicing mortgage loans owned by investors, is recognized upon receipt and recorded net of guaranty fees and impairment and amortization of the mortgage servicing rights asset. Costs associated with loan servicing are charged to expense as incurred.

  A mortgage servicing right ("MSR") is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities. Upon initial recording of the MSR, the total cost of loans originated or acquired is allocated between the MSR and the mortgage loan, without the servicing rights, based on relative fair values. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies. MSRs are amortized over the estimated life of the related loan portfolio in proportion to projected net servicing revenues. Such amortization is recorded as a reduction of net servicing revenue in the Consolidated Statements of Income. For purposes of performing its impairment evaluation, the Company stratifies its portfolio on the basis of interest rates of the underlying mortgage loans. The Company measures impairment for each stratum by comparing estimated fair value to the carrying amount. Fair value is estimated based upon an internal valuation that reflects management's estimates of expected future cash flows considering prepayment estimates (developed using a third party model described below), the Company's historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves and other economic factors. The Company uses a third party model, adjusted to reflect the historical prepayment behavior exhibited by its portfolio, to forecast prepayment rates used in the development of its expected future cash flows. The prepayment forecast is based on historical observations of prepayment behavior in similar periods of refinance incentive and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, previous refinance opportunities and estimated levels of home equity. Temporary impairment is recorded through a valuation allowance in the period of occurrence as a reduction of net servicing revenue in the Consolidated Statements of Income. The Company periodically evaluates its MSR's to determine if the carrying value before the application of the valuation allowance is recoverable. When the Company determines that a portion of the assets is not recoverable, the asset and the previously designated valuation allowance is reduced to reflect the write-down. See Note 14—Mortgage Servicing Activities for more information regarding MSRs and the related valuation allowance.

  Real Estate Brokerage.    Real estate commissions earned by the Company's real estate brokerage businesses are recorded as revenue on a gross basis upon the closing of a purchase or sale of a home. The amounts paid to real estate agents, which approximated $2.0 billion during the year ended December 31, 2002, are recorded as a component of operating expenses on the Consolidated Statement of Income. See Note 3—Acquisitions for a detailed discussion of the Company's acquisition of NRT.

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

  Relocation.    Revenues and related costs associated with the purchase and resale of a transferee's residence are recognized as services are provided. Relocation services revenue is generally recorded net of costs reimbursed by client corporations and interest expense incurred to fund the purchase of a transferee's residence. Revenue for other fee-based programs, such as home marketing assistance, household goods moves and destination services, is recognized over the periods in which the services are provided and the related expenses are incurred.

  Timeshare Exchange.    Timeshare exchange revenue principally consists of exchange fees and subscription revenue. Exchange fees are recognized as revenue when the exchange request has been confirmed to the subscribing members. Subscription revenue represents the fees from subscribing members. As of January 1, 2000, the Company records subscription revenue as deferred income on its Consolidated Balance Sheets and recognizes it on a straight-line basis over the subscription period during which delivery of publications and other services are provided to the subscribing members. Costs to procure the subscriptions are expensed as incurred. Prior to January 1, 2000, refundable subscription revenue was recognized over the subscription period, except for the portion that was equal to procurement costs, which was recognized upon initiation of a subscription.

  Timeshare Sales and Marketing.    Vacation ownership interests sold by the Company consist of either undivided fee simple interests, point based vacation credits or specified fixed week interval ownership in fully furnished vacation units. The Company recognizes sales of vacation ownership interests on a full accrual basis after a binding sales contract has been executed, a 10% minimum down payment has been received, the statutory rescission period has expired and title to the real estate inventory has passed to the Company. Subsequent to the preliminary construction phase and upon assurance that the property will not revert to a rental property, the Company recognizes revenues using the full accrual method for fully constructed inventory or the percentage-of-completion method of accounting for in-process inventory. For percentage of completion accounting, the preliminary stage is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory and certain sales and marketing costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenue and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred. Revenue recognition commences once the statutory rescission period has expired and 10% of the contract price has been received. Until a contract for sale qualifies for revenue recognition, all payments received are accounted for as deposits. Commissions and other direct costs related to the sale are deferred until the sale is recorded. If a contract is cancelled before qualifying as a sale, non-recoverable expenses are charged to the current period and deposits forfeited are credited to income.

  Vehicle Rental.    Revenue is recognized over the period the vehicle is rented.

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

  Travel Distribution.    Revenues generated from fees charged to airline, car rental, hotel and other travel suppliers for bookings made through the Company's computerized reservation system are recognized at the time the reservation is made for air bookings, at the time of pick-up for car bookings and at the time of check-out for hotel bookings. Revenues generated from leased equipment charges to system subscribers are recognized over the term of the contract at contracted rates.

  Individual Membership.    In July 2001, the Company outsourced its individual membership business to Trilegiant Corporation (see Note 28—Related Party Transactions for a detailed description of this transaction). Prior to this transaction, the Company generally recorded membership revenue as deferred income on its Consolidated Balance Sheets and recognized it upon the expiration of the membership period, as memberships are generally cancelable for a full refund of the membership fee during the entire membership period, which is generally one year. Revenues generated from memberships that were subject to a pro rata refund were recognized ratably over the membership period. Subsequent to the outsourcing of the individual membership business, the Company continues to recognize revenue in the same manner for its members that existed as of the transaction date. Royalties pursuant to the outsourcing agreement are calculated based upon Trilegiant revenues, which are recognized on a basis consistent with the Company.

  Insurance/Wholesale.    Commissions received from the sale of third party accidental death and dismemberment insurance and other insurance products are recognized over the underlying policy period. For the accidental death and dismemberment insurance product, the Company also receives a share of the excess of premiums paid to insurance carriers less claims experience to date, claims incurred but not reported, reinsurance costs and carrier administrative fees. The Company's share of this excess is accrued based on claims experience to date, including an estimate of claims incurred but not reported.

  Vehicle Depreciation, Lease Charges and Interest, net

  Vehicles are stated at cost, net of accumulated depreciation. The initial cost of the vehicles is net of incentives and allowances from vehicle manufacturers. Rental vehicles are depreciated on a straight-line basis at rates ranging from 10% to 29% per annum based on their estimated useful lives. Such depreciation rates consider the contracted residual values which are guaranteed to be paid for the vehicles when returned to the manufacturers and are a function of the number of months between the original purchase date of the vehicle and the sale date of the vehicle back to the manufacturers. Leased vehicles are depreciated to their estimated value on a straight-line basis over a term that generally ranges from 3 to 6 years. Gains or losses on the sale of vehicles are reflected as an adjustment to depreciation expense.

  Advertising Expenses

  Advertising costs, including direct response advertising related to membership and timeshare sales programs, are generally expensed in the period incurred. Advertising expenses in 2002, 2001 and 2000 were $885 million, $632 million and $549 million, respectively.

  Cash and Cash Equivalents

  The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Restricted Cash

  The Company is required to set aside cash primarily in relation to agreements entered into by its mortgage, car rental, fleet management and real estate brokerage businesses. Restricted cash amounts classified as current assets primarily relate to (i) accounts held for the capital fund requirements of and potential claims related to mortgage reinsurance agreements, (ii) fees collected and held for pending mortgage closings, (iii) insurance claim payments related to the car rental business and (iv) funds collected and held for pending real estate transactions. Restricted cash amounts classified as assets under management and mortgage programs primarily relate to the collateralization requirements of outstanding debt for the Company's fleet management and car rental businesses.

  Property and Equipment

  Property and equipment are recorded at cost. Depreciation, recorded as a component of non-program depreciation and amortization on the Consolidated Statements of Income, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Useful lives generally range from 5 to 50 years for buildings and improvements and 3 to 7 years for furniture, fixtures and equipment. Amortization of leasehold improvements, also recorded as a component of non-program depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter, generally ranging from 2 to 20 years.

  Self-Insurance Reserves

  The Consolidated Balance Sheets include approximately $300 million and $200 million of liabilities with respect to self-insured public liability and property damage as of December 31, 2002 and 2001, respectively. The current portion of such amounts is included within accounts payable and other current liabilities and the non-current portion is included in other non-current liabilities. The Company estimates the required liability of such claims on an undiscounted basis utilizing an actuarial method that is based upon various assumptions which include, but are not limited to, the Company's historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and change in the ultimate cost per incident (severity).

  Changes in Accounting Policies

  Impairment or Disposal of Long-Lived Assets.    On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill.

  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.    On April 1, 2001, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125" in its entirety. This standard revised the criteria for accounting for securitizations, other financial asset transfers and collateral and introduced new disclosures, but otherwise carried forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendment. The impact of adopting the remaining provisions of this standard was not material to the Company's financial position or results of operations.

  Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets.    On January 1, 2001, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets." Prior to the adoption of EITF Issue No. 99-20, the Company accounted for impairment of beneficial interests in securitizations in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities,"

  and EITF Issue No. 93-18, "Recognition of Impairment for an Investment in a Collateralized Mortgage Obligation Instrument or in a Mortgage-Backed Interest-Only Certificate." EITF Issue No. 99-20 modified the accounting for interest income and impairment of beneficial interests in securitization transactions, whereby beneficial interests determined to have an other-than-temporary impairment are required to be written down to fair value. The adoption of EITF Issue No. 99-20 resulted in the recognition of a non-cash charge of $46 million ($27 million, after tax) in first quarter 2001 to account for the cumulative effect of the accounting change.

  Accounting for Derivative Instruments and Hedging Activities.    On January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS No. 133, the Company has recorded all such derivatives at fair value in the Consolidated Balance Sheets. The adoption of this standard resulted in the recognition of a non-cash charge of $16 million ($11 million, after tax) in the Consolidated Statement of Income on January 1, 2001 to account for the cumulative effect of the accounting change relating to derivatives designated in fair value type hedges prior to adopting this standard, to derivatives not designated as hedges and to certain embedded derivatives. As provided for in SFAS No. 133, the Company also reclassified certain financial investments as trading securities at January 1, 2001, which resulted in a pre-tax net benefit of $10 million recorded in other revenues within the Consolidated Statement of Income.

  Revenue Recognition.    On January 1, 2000, the Company revised its revenue recognition policies regarding the recognition of non-refundable one-time fees and the recognition of pro rata refundable subscription revenue as a result of the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Company previously recognized non-refundable one-time fess at the time of contract execution and cash receipt. This policy was changed to the recognition of non-refundable one time fees on a straight-line basis over the life of the underlying contracts. The Company previously recognized pro rata refundable subscription revenue equal to procurement costs upon initiation of a subscription period. (See "Revenue Recognition—Timeshare Exchange" above for a more detailed description of this revenue recognition policy). This change in accounting policy resulted in a non-cash charge of approximately $89 million ($56 million, after tax) on January 1, 2000 to account for the cumulative effect of the accounting change.

  Recently Issued Accounting Pronouncements

  Early Extinguishment of Debt.    In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, the Company will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. The Company will adopt these provisions on January 1, 2003, as required. The other provisions of SFAS No. 145 were not relevant to the Company.

  Costs Associated with Exit or Disposal Activities.    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. This standard nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The Company will adopt this standard on January 1, 2003, as required.

  Guarantees.    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. The Company will adopt these provisions on January 1, 2003. The disclosure provisions of this Interpretation are effective for financial statements with annual periods ending after December 15, 2002. The Company has applied the disclosure provisions of this Interpretation as of December 31, 2002, as required (see Note 23—Commitments and Contingencies).

  Stock-Based Compensation.    On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has applied the disclosure provisions of SFAS No. 148 as of December 31, 2002, as required and presented below.

  As permitted by SFAS No. 123, the Company measured its stock-based compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25. Accordingly, the Company did not recognize compensation expense upon the issuance of its stock options because the option terms were fixed and the exercise price equaled the market price of the underlying CD common stock on the grant date. The Company complied with the provisions of SFAS No. 123 by providing pro forma disclosures of net income and related per share data giving consideration to the fair value method provisions of SFAS No. 123. On January 1, 2003, the Company plans to adopt the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the FASB to be the preferable accounting method for stock-based employee compensation, and will elect to use the prospective transition method permitted by SFAS No. 148. Therefore, the transition provisions of SFAS No. 148 will be adopted concurrently with the fair value based recognition provisions of SFAS No. 123 on January 1, 2003. Subsequently, the Company will expense all future employee stock awards over the vesting period based on the fair value of the award on the date of grant in accordance with the prospective transition method. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied during each period presented.

	Year Ended December 31,
	2002	2001	2000
Reported net income	$846	$385	$602
Add back: Stock-based employee compensation expense included in reported net income, net of tax	2	15	5
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(297)	(233)	(105)

Pro Forma net income	$551	$167	$502

Net income per share:
Reported
Basic	$0.83	$0.42	$0.84
Diluted	0.81	0.41	0.81
Pro Forma
Basic	$0.54	$0.17	$0.70
Diluted	0.53	0.16	0.68

  Pro forma compensation expense reflected for prior periods is not indicative of future compensation expense that would be recorded by the Company upon its adoption of the fair value based recognition provisions of SFAS No. 123 on January 1, 2003. Future expense may vary based upon factors such as the number of awards granted by the Company and the then-current fair market value of such awards.

  Detailed information for activity in the Company's stock plans and the assumptions used in the fair value based method depicted above can be found in Note 25—Stock Plans.

  Consolidation of Variable Interest Entities.    On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity.

  For variable interests entities created, or interests in variable interest entities obtained, subsequent to January 31, 2003, the Company is required to apply the consolidation provisions of this Interpretation immediately. To date, the Company has not created a variable interest entity nor obtained an interest in a variable interest entity for which the Company would be required to apply the consolidation provisions of this Interpretation immediately.

  For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the consolidation provisions of this Interpretation are first required to be applied in the Company's financial statements as of July 1, 2003. For these variable interest entities, the Company expects to apply the prospective transition method whereby the consolidation provisions of this Interpretation are applied prospectively with a cumulative-effect adjustment, if necessary, as of July 1, 2003. This Interpretation also requires certain disclosures herein if it is reasonably possible that the Company will consolidate or disclose information about a variable interest entity when it initially applies the guidance in this Interpretation. The Company has applied the disclosure provisions of this Interpretation as of December 31, 2002.

  The Company is currently evaluating the impact of adopting this Interpretation. Thus far, the Company has concluded that the adoption of this Interpretation will result in the consolidation of its mortgage securitization facility, Bishop's Gate Residential Mortgage Trust ("Bishop's Gate"), as of July 1, 2003. The consolidation of Bishop's Gate is not expected to effect the Company's results of operations. However, had the Company consolidated Bishop's Gate as of December 31, 2002, its total assets and liabilities under management and mortgage programs would have increased by approximately $2.5 billion each. See Note 20—Transfers and Servicing of Financial Assets for a detailed description of the Bishop's Gate mortgage securitization facility.

  Additionally, based upon a preliminary analysis, the Company believes that upon adoption of this Interpretation, it is possible that it may be required to consolidate Trilegiant Corporation as of July 1, 2003. This assessment is based upon facts and circumstances in existence as of the date of this filing. However, the Company has been engaged in discussions with Trilegiant to address enhancements to their business model and expects modifications to its existing contractual relationships. Such modifications would require the Company to reapply the criteria set forth in this Interpretation, which could result in a different conclusion whereby the Company would not be required to consolidate Trilegiant. However, if management was to be unsuccessful in its endeavors, the Company believes that the consolidation of Trilegiant would cause its total assets and total liabilities to increase by approximately $100 million and $400 million (approximately $250 million of which represents deferred income), respectively, on July 1, 2003. Additionally, the Company expects that the consolidation of Trilegiant, if necessary, would result in a non-cash charge of approximately $300 million, which would be recorded on July 1, 2003 as a cumulative effect of accounting change but would not impact the Company's continuing results of operations. Additionally, the consolidation of Trilegiant would not result in any changes to the Company's consolidated financial statements for any prior periods (including first and second quarters of 2003). See Note 28—Related Party Transactions for a detailed description of the Company's relationship with Trilegiant.

2.    Earnings Per Share

  Earnings per share ("EPS") for periods after March 31, 2000 and through June 30, 2001 was calculated using the two-class method. The Company used the two-class method during these periods because in March 2000 it had issued a second class of common stock, Move.com common stock, and reclassified its existing common stock as CD common stock. Move.com common stock tracked the performance of the Move.com Group, while CD common stock reflected the performance of the Company's other businesses and also a retained interest in the Move.com Group (collectively referred to as the "Cendant Group"). The Company sold the underlying businesses of the Move.com Group in February 2001 and subsequently retired all outstanding shares of Move.com common stock. Accordingly, the Company ceased using the two-class method on June 30, 2001 upon repurchase of all remaining outstanding shares of Move.com common stock. As such, the calculation for 2002 does not reflect the application of the two-class method.

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

  Income per common share from continuing operations for CD common stock was computed as follows:

	Year Ended December 31,
	2002	2001	2000
Income from continuing operations:
Cendant Group	$1,081	$87	$631
Cendant Group's retained interest in Move.com Group	—	238	(56)

Income from continuing operations for basic EPS	1,081	325	575
Convertible debt interest, net of tax	1	11	11
Adjustment to Cendant Group's retained interest in Move.com Group(a)	—	(3)	—

Income from continuing operations for diluted EPS	$1,082	$333	$586

Weighted average shares outstanding:
Basic	1,019	869	724
Stock options, warrants and non-vested shares	22	30	20
Convertible debt	2	18	18

Diluted	1,043	917	762

	Year Ended December 31,
	2002	2001	2000
Income per share:
Basic
Income from continuing operations	$1.06	$0.37	$0.79
Income from discontinued operations	0.05	0.10	0.13
Loss on disposal of discontinued operations	(0.25)	—	—
Extraordinary losses on early extinguishments of debt	(0.03)	—	—
Cumulative effect of accounting changes	—	(0.05)	(0.08)

Net income	$0.83	$0.42	$0.84

Diluted
Income from continuing operations	$1.04	$0.36	$0.77
Income from discontinued operations	0.05	0.09	0.12
Loss on disposal of discontinued operations	(0.25)	—	—
Extraordinary losses on early extinguishments of debt	(0.03)	—	—
Cumulative effect of accounting changes	—	(0.04)	(0.08)

Net income	$0.81	$0.41	$0.81

(a)
Represents the change in Cendant Group's retained interest in Move.com Group due to the dilutive impact of Move.com common stock options.

  Income (loss) per common share from continuing operations for Move.com common stock was computed as follows:

	Year Ended December 31,
	2001	2000
Income (loss) from continuing operations:
Move.com Group	$255	$(62)
Less: Cendant Group's retained interest in Move.com Group	238	(56)

Income (loss) from continuing operations for basic EPS	17	(6)
Adjustment to Cendant Group's retained interest in Move.com Group(a)	3	—

Income (loss) from continuing operations for diluted EPS	$20	$(6)

Weighted average shares outstanding:
Basic and Diluted	2	3

Income (loss) per share:
Basic
Income (loss) from continuing operations	$9.94	$(1.76)
Cumulative effect of accounting changes	(0.07)	—

Net income (loss)	$9.87	$(1.76)

Diluted
Income (loss) from continuing operations	$9.81	$(1.76)
Cumulative effect of accounting changes	(0.07)	—

Net income (loss)	$9.74	$(1.76)

(a)
Represents the change in Cendant Group's retained interest in Move.com Group due to the dilutive impact of Move.com common stock options.

  The following table summarizes the Company's outstanding common stock equivalents that were antidilutive and therefore excluded from the computation of diluted EPS:

	Year Ended December 31,
	2002	2001	2000
CD Common Stock
Options(a)	128	98	110
Warrants(b)	2	2	2
Feline PRIDES	—	—	63
Upper DECS(c)	40	40	—
Move.com Common Stock
Options(d)	—	—	6

(a)
The weighted average exercise prices for antidilutive options at December 31, 2002, 2001 and 2000 were $21.44, $22.59 and $22.27, respectively.
(b)
The weighted average exercise prices for antidilutive warrants at December 31, 2002, 2001 and 2000 was $21.31.
(c)
The appreciation price for antidilutive Upper DECS at December 31, 2002 and 2001 was $28.42.
(d)
The weighted average exercise price for antidilutive options at December 31, 2000 was $18.60.

  The Company's contingently convertible debt securities, which provided for the potential issuance of approximately 105 million and 138 million shares of CD common stock as of December 31, 2002 and 2001, respectively, were not included in the computation of diluted EPS for such periods as the related contingency provisions were not satisfied (see Note 18—Long-term Debt and Borrowing Arrangements for a detailed discussion of such contingency provisions).

3.    Acquisitions

  Assets acquired and liabilities assumed in business combinations were recorded on the Company's Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company's Consolidated Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations. The Company is also in the process of integrating the operations of all its acquired businesses and expects to incur costs relating to such integrations. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Company's Consolidated Balance Sheets as adjustments to the purchase price or on the Company's Consolidated Statements of Income as expenses, as appropriate.

  2002 Acquisitions

  NRT Incorporated.    On April 17, 2002, the Company acquired all of the outstanding common stock of NRT Incorporated ("NRT"), the largest residential real estate brokerage firm in the United States, for $230 million. The acquisition consideration was funded through an exchange of 11.5 million shares of CD common stock then-valued at $216 million, which included approximately 1.5 million shares of CD common stock then-valued at $30 million in exchange for existing NRT options. As part of the acquisition, the Company also assumed approximately $320 million of NRT debt, which was subsequently repaid. Prior to the acquisition, NRT operated as a joint venture between the Company and Apollo Management, L.P. that acquired independent real estate brokerages, converted them to one of the Company's real estate brands and operated them under the brand pursuant to two 50-year franchise agreements with the Company. Management believes that NRT as a wholly-owned subsidiary of the Company will be a more efficient acquisition vehicle and achieve greater financial and operational synergies.

  The preliminary allocation of the purchase price is summarized as follows:

Amount
Issuance of CD common stock	$216
Fair value of options issued in exchange for stock appreciation rights	11
Transaction costs and expenses	3

Total purchase price	230
Book value of Cendant's intangible assets with NRT	670
Book value of Cendant's existing net investment in NRT	403

Cendant's basis in NRT	1,303
Plus: Historical value of liabilities assumed in excess of assets acquired	371
Plus: Fair value adjustments(a)	(110)

Excess purchase price over fair value of assets acquired and liabilities assumed	$1,564

(a)
Represents the allocation of the purchase price to the value associated with NRT's pendings and listings contracts ($197 million) at the acquisition date, partially offset by (i) deferred tax liabilities for book-tax basis differences of $68 million, (ii) asset write-downs of $15 million resulting from the Company's decision to exit activities of the former NRT business and (iii) severance costs of $4 million also resulting from exiting activities, of which $2 million had been paid as of December 31, 2002. The entire $197 million was amortized by the Company as of December 31, 2002 as this intangible asset was being amortized over the closing periods of the underlying contracts, which was less than five months from the date of acquisition.

  The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in connection with the Company's acquisition of NRT:

Amount
Total current assets	$406
Property and equipment	128
Intangible assets	197
Goodwill	1,564
Other non-current assets	22

Total assets acquired	2,317

Total current liabilities	937
Total non-current liabilities	77

Total liabilities assumed	1,014

Net assets acquired	$1,303

  The goodwill, of which $160 million is expected to be deductible for tax purposes, was assigned to the Company's Real Estate Services segment.

  Trendwest Resorts, Inc.    On April 30, 2002, the Company acquired approximately 90% of the outstanding common stock of Trendwest Resorts, Inc. ("Trendwest") for $849 million, approximately $804 million of which was in CD common stock (approximately 42.6 million shares). As part of the acquisition, the Company assumed $89 million of Trendwest debt, of which $78 million was subsequently repaid. The Company purchased the remaining 10% of the outstanding Trendwest shares in a merger on June 3, 2002 for approximately 4.8 million shares of CD common stock aggregating $87 million. The minority interest recorded in connection with Trendwest's results of operations between April 30, 2002 and June 3, 2002 was not material. Trendwest markets, sells and finances vacation ownership interests. Management believes that this acquisition will provide the Company with significant geographic diversification and global presence in the timeshare industry.

  The preliminary allocation of the purchase price is summarized as follows:

Amount
Issuance of CD common stock	$891
Fair value of converted options	25
Transaction costs and expenses	20

Total purchase price	936
Plus: Historical value of assets acquired in excess of liabilities assumed	(234)
Plus: Fair value adjustments(a)	(15)

Excess purchase price over fair value of assets acquired and liabilities assumed	$687

(a)
Primarily represents the allocation of the purchase price to identifiable intangible assets of $65 million, which includes $25 million of indefinite-lived trademarks, $24 million of pendings and listings with a weighted average life of one year and $15 million of perpetual service agreements. The allocation to identifiable intangible assets is partially offset by deferred tax liabilities for book-tax basis differences of $39 million and adjustments to liabilities assumed of $10 million primarily related to unfavorable contractual obligations.

  The following table summarizes the estimated fair values of the Trendwest assets acquired and liabilities assumed in connection with the Company's acquisition of Trendwest:

Amount
Total current assets	$326
Property and equipment	44
Intangible assets	65
Goodwill	687
Other non-current assets	26

Total assets acquired	1,148

Total current liabilities	123
Long-term debt	89

Total liabilities assumed	212

Net assets acquired	$936

  The goodwill was assigned to the Company's Hospitality segment. The Company does not expect any of this goodwill to be deductible for tax purposes.

  Budget Group, Inc.    On November 22, 2002, the Company acquired substantially all of the domestic assets of the vehicle rental business of Budget Group, Inc. ("Budget"), as well as selected international operations, for approximately $109 million in cash plus $44 million of transaction costs and expenses. As part of the acquisition, the Company also assumed approximately $2.4 billion of Budget's asset-backed vehicle related debt, which the Company repaid with the proceeds from its subsequent issuance of $2.0 billion of asset-backed debt (see Note 19—Debt Under Management and Mortgage Programs and Borrowing Arrangements) and approximately $400 million of borrowings under its $2.9 billion revolving credit facility. Management believes that Budget is a complementary fit with its other leisure services through its hotel, timeshare and travel distribution companies.

  The preliminary allocation of the purchase price is summarized as follows:

Amount
Cash consideration	$109
Transaction costs and expenses	44

Total purchase price	153
Plus: Historical value of liabilities assumed in excess of assets acquired	166
Plus: Fair value adjustments	113

Excess purchase price over fair value of assets acquired and liabilities assumed	$432

  The fair value adjustments included in the allocation of the purchase price above primarily consisted of:

Amount
Fair value adjustments to:
Assets acquired primarily related to the vehicle fleet	$213
Liabilities assumed primarily related to unfavorable contracts and pension obligations	104
Costs associated with exiting activities(a)	48
Allocation of purchase price to identifiable intangible assets(b)	(228)
Deferred tax assets for book-tax basis differences	(24)

Total fair value adjustments	$113

(a)
As part of the acquisition, the Company's management formally committed to various strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and Budget, which will be achieved through the relocation of the Budget corporate headquarters and selected Budget employees and the involuntarily termination of Budget employees in connection with such relocation. The Company formally communicated the termination of employment to approximately 952 employees, representing a wide range of employee groups. As a result of these actions, the Company initially established a liability of $48 million associated with the resultant personnel related costs ($35 million), facility related costs ($7 million) and costs associated with contract terminations ($6 million). As of December 31, 2002, none of these costs had been paid and there were no changes to the original estimates of these costs. The Company anticipates the majority of the personnel related costs will be paid during 2003.

(b)
Primarily represents $204 million of indefinite-lived trademarks and $21 million of franchise agreements with a weighted average life of 20 years.

  The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in connection with the Company's acquisition of Budget:

Amount
Total current assets	$243
Property and equipment	132
Goodwill	432
Intangible assets	228
Other non-current assets	26
Assets under management and mortgage programs	2,443

Total assets acquired	3,504

Total current liabilities	565
Other non-current liabilities	90
Liabilities under management and mortgage programs	2,696

Total liabilities assumed	3,351

Net assets acquired	$153

  The goodwill, of which $381 million is expected to be deductible for tax purposes, was assigned to the Company's Vehicle Services segment.

  Other.    Subsequent to the Company's acquisition of NRT on April 17, 2002, NRT acquired 20 other residential real estate brokerage operations for approximately $399 million, including Arvida Realty Services for approximately $160 million and The DeWolfe Companies for approximately $146 million. The acquisition of real estate brokerages by NRT is a core part of its growth strategy. The Company also acquired 17 other non-significant businesses during 2002 for aggregate consideration of approximately $582 million in cash, including (i) Equivest Finance, Inc., a timeshare developer, for approximately $98 million; (ii) three European distribution partners of our Galileo subsidiary for approximately $125 million; (iii) Novasol AS, a marketer of privately owned vacation properties in Europe, for approximately $66 million and (iv) 12 other businesses for approximately $256 million primarily within the Hospitality and Travel Distribution segments. None of these acquisitions were significant to the Company's results of operations or financial position individually or in the aggregate. The goodwill resulting from the preliminary allocations of the purchase prices of these businesses aggregated $732 million and was allocated as follows:

Amount
Real Estate Services	$241
Hospitality	257
Travel Distribution	157
Vehicle Services	13
Financial Services	64

$732

  2001 Acquisitions

  Avis Group Holdings, Inc.    On March 1, 2001, the Company acquired all of the outstanding shares of Avis Group Holdings, Inc. ("Avis"), one of the world's leading service and information providers for comprehensive automotive transportation and vehicle management solutions, for approximately $994 million in cash (including transaction costs and expenses of $40 million and approximately $17 million related to the conversion of Avis employee stock options into CD common stock options). The Company recorded goodwill of approximately $1.9 billion on its Consolidated Balance Sheets resulting from this acquisition. The adjustments made during 2002 to the goodwill recorded at December 31, 2001 were not material. Included within the goodwill recorded by the Company are the following costs associated with exiting activities of the former Avis business and the corresponding utilization by category of such amounts:

	Costs	Cash Payments	Other Reductions	Balance at December 31, 2001	Cash Payments	Other Additions	Balance at December 31, 2002
Personnel related	$39	$(22)	$—	$17	$(20)	$8	$5
Asset fair value adjustments	19	—	(19)	—	—	—	—
Facility related	7	—	—	7	(2)	—	5

Total	$65	$(22)	$(19)	$24	$(22)	$8	$10

  These exiting activities were formally committed to by the Company's management in connection with strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and Avis. The major area of anticipated cost reductions was the relocation of the Avis corporate headquarters. The Company closed the Avis Corporate headquarters, relocated Avis employees, abandoned assets and involuntarily terminated Avis employees in connection with such relocation. The Company formally communicated the termination of employment to approximately 550 employees, representing a wide range of employee groups, and as of December 31, 2002, the Company had terminated all such employees. The Company anticipates that the majority of the remaining personnel related costs will be paid during 2003.

  Galileo International, Inc.    On October 1, 2001, the Company acquired all of the outstanding shares of Galileo International, Inc. ("Galileo"), a leading provider of electronic global distribution services for the travel industry, for approximately $1.9 billion (including approximately $36 million of estimated transaction costs and expenses and approximately $32 million related to the conversion of Galileo employee stock options into CD common stock options). Approximately $1.5 billion of the merger consideration was funded through the issuance of approximately 117 million shares of CD common stock, with the remainder being financed from available cash. As part of the acquisition, the Company also assumed approximately $586 million of Galileo debt, $570 million of which has been repaid. The Company recorded goodwill of approximately $2.0 billion on its Consolidated Balance Sheets resulting from this acquisition. The adjustments made during 2002 to the goodwill recorded at December 31, 2001 were not material. Included within the goodwill recorded by the Company are the following costs associated with exiting activities of the former Galileo business and the corresponding utilization by category of such amounts:

	Costs	Cash Payments	Other Reductions	December 31, 2001	Cash Payments	Other Additions (Reductions)	December 31, 2002
Personnel related	$44	$(26)	$—	$18	$(36)	$33	$15
Asset fair value adjustments and contract terminations	93	(10)	(46)	37	(15)	(10)	12
Facility related	16	—	—	16	(2)	8	22

Total	$153	$(36)	$(46)	$71	$(53)	$31	$49

  These exiting activities were formally committed to by the Company's management in connection with strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and Galileo, as well as rationalizing the Galileo business. The major areas of anticipated cost reductions were (i) rightsizing the core business functions of Galileo and relocating the corporate and other offices (including the back office support functions) and (ii) exiting certain activities and certain acquired businesses, including the sale of assets. To complete these initiatives, the Company (i) involuntarily terminated Galileo employees, (ii) relocated the Galileo corporate headquarters, back office support functions and other offices, (iii) merged numerous offices in Europe to a single European headquarters and (iv) abandoned assets in connection with such relocation, as well as terminated contractual service agreements associated with the activities to be exited. Consistent with the original integration plan to streamline Galileo's worldwide operations and due to the extent and breadth of these global efforts, the full evaluation of exiting activities was not completed until third quarter 2002. The Company formally communicated the termination of employment to approximately 880 employees, representing a wide range of employee groups, and as of December 31, 2002, the Company had terminated all such employees. The Company anticipates that the majority of the remaining personnel related costs will be paid during 2003.

  Other.    During 2001, the Company also completed 16 other acquisitions for aggregate consideration of approximately $1.3 billion in cash, including (i) Fairfield Resorts, Inc. (formerly Fairfield Communities, Inc.), one of the largest vacation ownership companies in the United States, for approximately $760 million; (ii) Cheap Tickets, Inc., a leading provider of discount leisure travel products, for approximately $313 million (net of cash acquired of approximately $286 million) and (iii) 14 other businesses primarily within the Company's Hospitality and Real Estate Services segments. These acquisitions were not significant to the Company's results of operations, financial position or cash flows. The goodwill resulting from these acquisitions aggregated $1.1 billion and was allocated as follows:

Amount
Real Estate Services	$15
Hospitality	670
Travel Distribution	411
Vehicle Services	13

$1,109

  2000 Acquisitions

  During 2000, the Company completed the acquisitions of nine businesses for aggregate consideration of approximately $58 million in cash. These acquisitions were not significant to the Company's results of operations, financial position or cash flows.

  Pro Forma Results of Operations

  Net revenues, income from continuing operations, net income and the related per share data would have been as follows had the acquisitions of NRT and Trendwest occurred on January 1st of each period presented and the acquisitions of Avis and Galileo occurred on January 1, 2001:

	(Unaudited) Year Ended December 31,
	2002	2001
Net revenues	$15,039	$13,760
Income from continuing operations	1,033	416
Net income	798	451
CD common stock pro forma income per share:
Basic
Income from continuing operations	$1.00	$0.38
Net income	0.77	0.42
Diluted
Income from continuing operations	$0.97	$0.37
Net income	0.75	0.41

  These pro forma results do not give effect to any synergies expected to result from the acquisitions of NRT, Trendwest, Avis and Galileo. Additionally, the amortization of the pendings and listings intangible asset is reflected in the above pro forma results for each period presented ($221 million in both 2002 and 2001) since the acquisitions of NRT and Trendwest were assumed to have occurred on January 1st of each period. In actuality, due to the short-term amortization period of the pendings and listings intangible asset, the amortization of this asset would only impact one of the periods presented. Accordingly, these pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been consummated on January 1st of each period, nor are they necessarily indicative of future consolidated results.

4.    Dispositions of Businesses

  Gains on the Dispositions of Businesses

  Gains on the dispositions of businesses comprised the following:

	Year Ended December 31,
	2001	2000
Move.com and ancillary businesses	$436	$—
Former Fleet segment	—	35
Other	7	2

Total gains on dispositions of businesses	$443	$37

  Move.com and Ancillary Businesses.    On February 16, 2001, the Company completed the sale of its real estate Internet portal, move.com, along with certain ancillary businesses to Homestore, Inc. ("Homestore") in exchange for approximately 21 million shares (representing a 20.2% ownership interest) of Homestore common stock, then-valued at $718 million. The operations of these businesses were not material to the Company's financial position, results of operations or cash flows. The Company recorded a gain of $548 million on the sale of these businesses, of which $436 million ($262 million, after tax) was recognized at the time of closing. The Company deferred $112 million of the gain, which represented the portion that was equivalent to its common equity ownership percentage in Homestore at the time of closing. The deferred gain was being recognized into income over five years as a component of equity in Homestore within the Consolidated Statement of Income. During 2001, the Company recognized $35 million of this deferred gain, which is reflected as a component of losses related to equity in Homestore, net of tax on the Company's Consolidated Statement of Income. The difference between the value of the Company's investment in Homestore and the underlying equity in the net assets of Homestore was $431 million, which was also being amortized over five years as a component of equity in Homestore within the Consolidated Statement of Income. Such difference was reduced by $135 million during 2001, of which $67 million represented amortization, which is reflected as a component of losses related to equity in Homestore, net of tax on the Company's Consolidated Statement of Income. The remaining $68 million, which is also reflected as a component of losses related to equity in Homestore, net of tax on the Company's Consolidated Statement of Income, primarily related to (i) the contribution of approximately 1.5 million shares of Homestore common stock to Trip Network, Inc., formerly Travel Portal, Inc. and (ii) the distribution of 1.7 million shares of Homestore common stock to former Move.com common stockholders in exchange for then-outstanding shares of Move.com common stock (see Note 28—Related Party Transactions for a detailed discussion of the Company's relationship with Trip Network).

  The Company accounts for its investment in Homestore on the equity method of accounting based upon its ability to influence Homestore, as evidenced by its ownership percentage of Homestore common stock, previous representation by Company management on the board of directors of Homestore and the existence of contractual agreements that were entered into as part of the sale of the Company's former Internet real estate portal, move.com. The Company does not have a direct or indirect controlling financial interest in Homestore. With respect to the Company's ability to influence Homestore due to the existence of the contractual agreements, the Company's initial relationship originated on June 30, 1998 when it and RealSelect, the predecessor to Homestore, entered into a four year listing license agreement, whereby the Company, among other things, licensed to RealSelect the exclusive rights to display the listings of the Century 21, ERA and Coldwell Banker brands on the realtor.com Website. The exclusive listing license was extended an additional forty (40) years as part of the October 26, 2000 Master Operating Agreement entered into between the Company and Homestore.

  Former Fleet Segment.    During 2000, the Company recognized $35 million of the gain it deferred on the 1999 sale of its former fleet business to Avis Group Holdings, Inc. Such amount was recognized by the Company in 2000 as a result of Avis' sale of its European vehicle management services business in 2000.

  Other.    During 2001 and 2000, the Company also recognized gains of $7 million and $2 million, respectively, on the dispositions of several non-strategic businesses, none of which were material to the Company's results of operations, financial position or cash flows.

  Losses on the Dispositions of Businesses

  During 2001 and 2000, the Company also recognized losses of $26 million and $45 million, respectively, on the dispositions of several non-strategic businesses, none of which were material to the Company's results of operations, financial position or cash flows.

5.    Impairment of Investments

  Losses related to the impairment of investments comprised the following:

Year Ended December 31, 2001
Investment in Homestore, Inc.	$(407)
Other	(34)

Total impairment of investments	$(441)

  Investment in Homestore, Inc.    In connection with a protracted decline in the value of Homestore's common stock since July 2001, the Company reviewed its investment in Homestore for other-than-temporary impairment during fourth quarter 2001. After consideration of several indicators, including the extent to which the market value of Homestore had declined, the Company determined that an other-than-temporary impairment had occurred and, as a result, revalued its investment to the Company's estimate of Homestore's fair value. Accordingly, the Company recorded a net impairment charge of $407 million ($244 million, after tax) during fourth quarter 2001 in connection with this revaluation. During fourth quarter 2001, the Company also recorded its proportionate share of Homestore's estimated fourth quarter 2001 losses to the extent that such amount did not reduce the Company's investment in Homestore beyond zero. Such amount is included as a component of losses related to equity in Homestore on the Consolidated Statement of Income. At December 31, 2002 and 2001, the Company's investment in Homestore was recorded at zero.

  Other.    During 2001, the Company reviewed its other investments and determined that other-than-temporary impairments had occurred for certain of these investments and, as a result, recorded impairment charges of $34 million ($21 million, after tax) primarily related to a lodging and an Internet-related investment.

6.    Discontinued Operations

  On May 22, 2002, the Company sold its car parking facility business, National Car Parks ("NCP"), a then wholly-owned subsidiary within its Vehicle Services segment, for $1.2 billion in cash. The Company recorded an after-tax loss of approximately $256 million on the sale of this business. NCP operated off-street commercial parking facilities and managed on-street parking and related operations on behalf of town and city administration in England. Pursuant to SFAS No. 144, the account balances and activities of NCP have been segregated and reported as a discontinued operation for all periods presented.

  Summarized Statement of Income data for NCP consisted of:

	Year Ended December 31,
	2002	2001	2000
Net revenues	$155	$337	$339

Income from discontinued operations:
Income before income taxes and minority interest	$60	$96	$113
Provision for income taxes	9	15	21
Minority interest, net of tax	—	—	1

Income from discontinued operations, net of tax	$51	$81	$91

Loss on disposal of discontinued operations:
Loss on disposal of discontinued operations	$(236)	$—	$—
Provision for income taxes	20	—	—

Loss on disposal of discontinued operations, net of tax	$(256)	$—	$—

  Summarized Balance Sheet data for NCP as of December 31, consisted of:

2001
Assets of discontinued operations:
Current assets	$85
Property and equipment, net	599
Goodwill, net	618
Other assets	8

Total assets of discontinued operations	$1,310

Liabilities of discontinued operations:
Current liabilities	$69
Other liabilities	103

Total liabilities of discontinued operations	$172

7.    Other Charges (Credits)

  Acquisition and Integration Related Costs

  During 2002 and 2001, the Company incurred acquisition and integration related costs totaling $285 million and $112 million, respectively. The 2002 charges consisted of (i) $235 million of non-cash amortization related to the contractual real estate pendings and listings intangible assets acquired as part of the acquisitions of NRT and other real estate brokerage businesses (ii) $21 million of amortization related to the pendings and listings intangible assets acquired as part of the acquisition of Trendwest and (iii) $29 million of acquisition and integration related costs primarily resulting from the Company's acquisition of NRT. The Company segregated the pendings and listings amortization to enhance comparability of its results of operations since these intangible assets are amortized over such a short period of time. The 2001 charges primarily represented (i) $78 million of costs incurred in connection with the outsourcing of the Company's data operations, including Galileo's global distribution system and desktop support and other related services to a third party provider, (ii) $23 million of costs incurred in connection with the integration of the Company's existing travel agency businesses with Galileo's computerized reservations system and (iii) $4 million of severance costs associated with the rationalization of duplicative functions.

  Litigation and Related Costs

  During 2002, 2001 and 2000, the Company recorded charges of $145 million, $100 million and $43 million, respectively, for litigation and related costs incurred in connection with settlements or investigations relating to the 1998 discovery of accounting irregularities in the former business units of CUC International, Inc. ("CUC"). The 2002 charges were partially offset by a credit of $42 million related to a recovery under the Company's directors' and officers' liability insurance policy in connection with derivative actions arising from former CUC related litigation. The 2001 and 2000 charges were partially offset by non-cash credits of $14 million and $41 million, respectively, to reflect adjustments to the PRIDES class action litigation settlement charge recorded by the Company in 1998 (see Note 22—Mandatorily Redeemable Trust Preferred Securities Issued by Subsidiary Holding Solely Senior Debentures Issued by the Company for more detailed information on the PRIDES). Such adjustments represented a reduction in the number of Rights to be issued in connection with the settlement.

  Restructuring and Other Unusual Charges

  2001 Restructuring Charge.    As a result of changes in business and consumer behavior following the September 11, 2001 terrorist attacks, the Company's management formally committed to various strategic initiatives during fourth quarter 2001, which were generally aimed at aligning cost structures in the Company's underlying businesses in response to anticipated levels of volume. The major areas of cost reductions include call center operations, field locations for car rental operations and back office support functions. To achieve these reductions, the Company redirected call traffic, consolidated processes, reduced staffing levels and closed offices. Accordingly, during 2001, the Company incurred restructuring charges of $110 million, of which $21 million were non-cash ($40 million, $30 million, $22 million, $8 million, $7 million and $3 million of charges were recorded within Hospitality, Real Estate Services, Corporate and Other, Financial Services, Vehicles Services and Travel Distribution, respectively). During 2002, such liability was reduced by $14 million as a result of changes in the original estimate of costs to be incurred ($6 million, $1 million and $7 million of credits were recorded within Real Estate Services, Vehicle Services and Corporate and Other, respectively). Liabilities associated with these initiatives are classified as a component of accounts payable and other current liabilities.

  The initial recognition of the charge and the corresponding utilization from inception are summarized by category as follows:

	2001 Restructuring Charge	Cash Payments	Other Reductions	Balance at December 31, 2001	Cash Payments	Other Reductions	Balance at December 31, 2002
Personnel related	$68	$(11)	$(5)	$52	$(33)	$(11)	$8
Asset impairments and contract terminations	17	(3)	(10)	4	—	(3)	1
Facility related	25	(1)	—	24	(9)	(6)	9

Total	$110	$(15)	$(15)	$80	$(42)	$(20)	$18

  Personnel related costs primarily included severance resulting from the rightsizing of certain businesses and corporate functions. The Company formally communicated the termination of employment to approximately 3,000 employees, representing a wide range of employee groups, and as of December 31, 2002, the Company had terminated all of these employees. All other costs were incurred primarily in connection with facility closures and lease obligations resulting from the consolidation of business operations. These initiatives were completed as of December 31, 2002.

  2001 Unusual Charges.    During 2001, the Company also incurred unusual charges totaling $273 million, of which $76 million were non-cash. Such charges primarily consisted of (i) $95 million related to the funding of an irrevocable contribution to the Real Estate Technology Trust, an independent technology trust responsible for providing technology initiatives for the benefit of the Company's current and future real estate franchisees, (ii) $85 million related to the funding of Trip Network (see Note 28—Related Party Transactions for a detailed description of this charge), (iii) $41 million related to the rationalization of the Avis fleet (reflecting charges related to the reduction in the fleet, representing the difference between the carrying amount of the vehicles and the fair value of the vehicles less costs to sell, as well as corresponding personnel reductions) in response to the September 11, 2001 terrorist attacks as a result of anticipated reductions in the volume of business, (iv) $8 million related to the abandonment of financial software projects due to the Company's decision to forego their implementation as a result of anticipated reductions in the volume of business in its rental car, travel distribution and timeshare businesses resulting from the September 11, 2001 terrorist attacks and (v) $7 million related to the contribution of $1.5 million in cash and stock in a publicly traded company valued at $5.5 million (based upon its then-current fair value) to the Cendant Charitable Foundation, which the Company established in September 2000 to serve as a vehicle for making charitable contributions to worthy charitable causes that are of particular interest to the Company's employees, customers and franchisees. The foundation is controlled by its Board of Directors, which as of December 31, 2002, was comprised of seven persons, all of whom are either the Company's employees or employees of the Company's affiliates. Although the Company may make contributions to the foundation from time to time, the Company is under no obligation or otherwise committed to do so. The Real Estate Technology Trust noted above is governed by trustees, none of whom are employees or affiliates of the Company. After giving effect to the $95 million contribution discussed above, the Company had made cumulative contributions totaling $120 million to the Real Estate Technology Trust as of December 31, 2002 and 2001 but has no on-going requirement to fund this independent trust.

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

	2000 Restructuring Charge	Cash Payments	Other Reductions	Balance at December 31, 2000	Cash Payments	Other Reductions	Balance at December 31, 2001
Personnel related	$25	$(18)	$(1)	$6	$(4)	$(2)	$—
Asset impairments and contract terminations	26	(1)	(25)	—	—	—	—
Facility related	9	(2)	(1)	6	(4)	(2)	—

Total	$60	$(21)	$(27)	$12	$(8)	$(4)	$—

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

  2000 Unusual Charges.    During 2000, the Company also incurred unusual charges totaling $49 million. Such charges primarily included (i) $21 million of costs to fund an irrevocable contribution to the Hospitality Technology Trust, an independent technology trust responsible for completing the transition of the Company's lodging franchisees to a common property management system, (ii) $11 million of executive termination costs, (iii) $7 million of costs primarily related to the abandonment of certain computer system applications, (iv) $3 million of costs related to stock option contract modifications and (v) $3 million of costs for the postponement of the initial public offering of Move.com common stock. The Hospitality Technology Trust noted above has trustees, which are not the Company's employees or affiliates. Furthermore, the Company has no on-going requirement to fund this independent trust (see Note 28—Related Party Transactions for a detailed description of this trust).

  Mortgage Servicing Rights Impairment

  During fourth quarter 2001, the Company determined that an impairment of its mortgage servicing rights asset had occurred due to unprecedented interest rate reductions subsequent to the September 11, 2001 terrorist attacks, whereby the Federal Reserve reduced the Federal Funds Rate by 50 basis points twice within a 14-day period following the terrorist attacks and the U.S. Treasury Department announced thereafter the discontinuance of new sales of the 30-year Treasury bond. The reductions in the Federal Funds Rate, which occurred between September 17th and December 11th of 2001, resulted in a 50% reduction to such rate which has never occurred over such a short period in the history of the Federal Funds Rate. The series of these actions resulted in a reduction of mortgage rates to a then 30-year low during fourth quarter 2001, according to the Freddie Mac Home Loan Index. Such reductions resulted in increases to the forecasted loan prepayment speeds, which negatively impacted the carrying value of the Company's mortgage servicing rights asset, hence requiring a $94 million provision for the impairment of the mortgage servicing rights asset. The Company deemed these reductions not to be in the ordinary course of business. Accordingly, the Company segregated this amount from other provisions for impairment of its mortgage servicing rights assets (which are discussed in Note 14—Mortgage Servicing Activities).

8.    Franchising and Marketing/Reservation Activities

        Franchising revenues comprised the following:

	Year Ended December 31,
	2002	2001	2000
Lodging properties	$204	$200	$213
Car rental locations	18	26	114
Tax preparation offices	42	38	24
Real estate brokerage offices(a)	412	523	494

Total	$676	$787	$845

(a)
The 2002 amount excludes $211 million of royalties paid by NRT to the Company's real estate franchise business, which were eliminated in consolidation. The 2002, 2001 and 2000 amounts are net of annual rebates to the Company's real estate brokers of $59 million, $55 million and $45 million, respectively. Only the Company's real estate franchisees may receive rebates on their royalty payments based upon the amount of commission income earned during a calendar year. Each brand has several rebate schedules currently in effect.

  Such franchising revenues included initial franchise fees of:

	Year Ended December 31,
	2002	2001	2000
Lodging properties	$5	$12	$12
Tax preparation offices	6	6	5
Real estate brokerage offices	8	11	15

Total	$19	$29	$32

  The number of Company-owned and franchised outlets in operation as of December 31, are as follows:

	Year Ended December 31,
	2002	2001	2000
Lodging properties(a)	6,513	6,624	6,456
Car rental locations(b)	5,018	1,714	1,745
Tax preparation offices(c)	4,197	4,013	3,365
Real estate brokerage offices(d)	12,666	12,361	12,169

(a)
The change in the number of outlets in operation was not material in any year presented.
(b)
The 2002 amount represents (i) 3,240 Budget outlets acquired by the Company as a result of the November 22, 2002 acquisition of Budget, of which 729 were Company-owned and 2,511 were franchised and (ii) 1,778 Avis outlets, of which 964 were Company-owned and 814 were franchised. The 2001 amount reflects (i) 867 Company-owned outlets that were acquired by the Company as a result of its acquisition of Avis on March 1, 2001 and (ii) 847 franchised outlets.
(c)
Approximately 520 of the outlets in operation as of December 31, 2002 were Company-owned and acquired by the Company in connection with its acquisition of Tax Services of America on January 18, 2002. The change from 2000 to 2001 in the number of outlets in operation was not material.
(d)
Approximately 950 of the outlets in operation as of December 31, 2002 were Company-owned and acquired by the Company in connection with its acquisition of NRT on April 17, 2002. The change from 2000 to 2001 in the number of outlets in operation was not material.

  The Company also receives marketing and reservation fees primarily from its lodging and real estate franchisees, which are calculated based on a specified percentage of gross room revenues or based on a specified percentage of gross closed commissions earned on the sale of real estate, subject to certain minimum and maximum payments. Such fees totaled $220 million, $222 million and $290 million during 2002, 2001 and 2000, respectively, and were included within service fees and membership-related revenues on the Consolidated Statements of Income. As provided for in the franchise agreements and generally at the Company's discretion, all of these fees are to be expended for marketing purposes and, in the case of lodging and car rental franchisees, the operation of a centralized brand-specific reservation system for the respective franchisees. Such fees are controlled by the Company until disbursement.

  In connection with ongoing fees the Company receives from its franchisees pursuant to the franchise agreements, the Company is required to provide certain services, such as training, marketing and the operation of reservation systems.

9.    Income Taxes

        The income tax provision consists of:

	Year Ended December 31,
	2002	2001	2000
Current
Federal	$(37)	$48	$81
State	18	21	19
Foreign	53	43	30

	34	112	130

Deferred
Federal	486	113	220
State	36	(5)	(9)
Foreign	—	—	—

	522	108	211

Provision for income taxes	$556	$220	$341

  Pre-tax income for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2002	2001	2000
Domestic	$1,276	$529	$896
Foreign	383	134	97

Pre-tax income	$1,659	$663	$993

  Current deferred income tax assets and liabilities are comprised of:

	December 31,
	2002	2001
Current deferred income tax assets:
Litigation settlement and related liabilities	$18	$536
Accrued liabilities and deferred income	280	215
Provision for doubtful accounts	73	47
Acquisition and integration-related liabilities	44	22
Other	20	20

Current deferred income tax assets	435	840

Current deferred income tax liabilities:
Insurance retention refund	20	20
Franchise acquisition costs	21	17
Prepaid expenses	60	106

Current deferred income tax liabilities	101	143

Current net deferred income tax asset	$334	$697

Non-current deferred income tax assets and liabilities are comprised of:
Non-current deferred income tax assets:
Net operating loss carryforwards	$1,051	$873
State net operating loss carryforwards	360	349
Capital loss carryforward	103	112
Acquisition and integration-related liabilities	258	267
Accrued liabilities and deferred income	64	132
Other	—	52
Valuation allowance(a)	(392)	(378)

Non-current deferred income tax assets	1,444	1,407

Non-current deferred income tax liabilities:
Depreciation and amortization	311	510
Other	18	—

Non-current deferred income tax liabilities	329	510

Non-current net deferred income tax asset	$1,115	$897

(a)
The valuation allowance of $392 million at December 31, 2002 relates to deferred tax assets for federal net operating loss carryforwards, state net operating loss carryforwards, capital loss carryforwards and investment tax credit carryforwards of $3 million, $280 million, $103 million and $6 million, respectively. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are more likely than not to be realized.

  Deferred income tax liabilities related to management and mortgage programs are comprised of:

	December 31,
	2002	2001
Unamortized mortgage servicing rights	$392	$481
Depreciation and amortization	575	529
Other	50	40

Deferred income tax liability under management and mortgage programs	$1,017	$1,050

  As of December 31, 2002, the Company had federal net operating loss carryforwards of approximately $3.0 billion, which primarily expire in 2018 and 2020. Additionally, the Company has alternative minimum tax credit carryforwards of $75 million.

  No provision has been made for U.S. federal deferred income taxes on approximately $539 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2002 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

  The Company's effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2002	2001	2000
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	2.1	1.4	0.7
Amortization of non-deductible goodwill	—	4.4	1.7
Taxes on foreign operations at rates different than U.S. federal statutory rates	(2.8)	(0.4)	0.4
Taxes on repatriated and accumulated foreign income, net of tax credits	0.4	(3.2)	—
Changes in valuation allowance	(0.3)	(2.3)	—
Nontaxable gain on disposal	—	—	(1.5)
Other	(0.9)	(1.7)	(2.0)

	33.5%	33.2%	34.3%

10.  Other Current Assets

        Other current assets consisted of:

	December 31,
	2002	2001
Prepaid expenses	$445	$500
Timeshare inventory	355	67
Other	334	267

	$1,134	$834

11.  Property and Equipment, net

        Property and equipment, net consisted of:

	December 31,
	2002	2001
Land	$97	$54
Building and leasehold improvements	600	391
Furniture, fixtures and equipment	2,085	1,663

	2,782	2,108
Less: accumulated depreciation and amortization	(1,002)	(714)

	$1,780	$1,394

12.  Intangible Assets

        Intangible assets consisted of:

	December 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Franchise agreements(a)	$1,151	$301	$1,978	$322
Customer lists(b)	544	116	552	68
Pendings and listings(c)	267	256	—	—
Other(d)	99	34	84	37

	$2,061	$707	$2,614	$427

Unamortized Intangible Assets
Goodwill	$10,699		$7,717	$483

Trademarks(e)	$1,076		$773	$113
Other	34		19	—

	$1,110		$792	$113

(a)
Generally amortized over a period ranging from 20 to 40 years. The change in the balance at December 31, 2002 principally reflects the reclassification of approximately $840 million of franchise agreements to goodwill as a result of the acquisition of NRT.
(b)
Generally amortized over a period ranging from 3 to 25 years.
(c)
Generally amortized over 5 months (the closing period of the underlying contract).
(d)
Generally amortized over a period ranging from 6 to 30 years.
(e)
The change in the balance at December 31, 2002 principally reflects the acquisition of (i) a trademark valued at approximately $200 million obtained in connection with the Company's acquisition of Budget and (ii) a trademark valued at approximately $200 million related to the Company's venture with Marriott International, Inc.

  The changes in the carrying amount of goodwill are as follows:

	Balance as of January 1, 2002	Goodwill Acquired during 2002	Other	Balance as of December 31, 2002
Real Estate Services(a)	$814	$1,805	$39	$2,658
Hospitality(b)	1,437	944	5	2,386
Travel Distribution(c)	2,285	157	21	2,463
Vehicle Services(d)	2,149	445	(18)	2,576
Financial Services(e)	549	64	3	616

Total Company	$7,234	$3,415	$50	$10,699

(a)
Goodwill acquired during 2002 primarily relates to the acquisition of NRT.
(b)
Goodwill acquired during 2002 primarily relates to the acquisitions of Trendwest and Equivest Finance, Inc.
(c)
Goodwill acquired during 2002 primarily relates to the acquisitions of Sigma and Lodging.com.
(d)
Goodwill acquired during 2002 primarily relates to the acquisition of Budget.
(e)
Goodwill acquired during 2002 primarily relates to the acquisition of Tax Services of America, Inc. (see Note 28—Related Party Transactions).

  Amortization expense relating to all intangible assets excluding mortgage servicing rights (see Note 14—Mortgage Servicing Activities) was as follows:

	Year Ended December 31,
	2002	2001	2000
Goodwill(a)	$—	$184	$78
Trademarks(b)	—	15	14
Franchise agreements(b)	43	53	49
Customer lists(b)	38	24	17
Pendings and listings(c)	256	—	—
Other(b)	14	10	5

Total	$351	$286	$163

(a)
The 2001 amount includes $135 million of goodwill amortization expense (which is included as a component of non-program related depreciation and amortization expense on the Company's Consolidated Statement of Income) and $66 million of amortization related to the difference between the value of the Company's investment in Homestore and the underlying equity in the net assets of Homestore (which is included as a component of losses related to equity in Homestore, net of tax on the Company's Consolidated Statement of Income). Such amounts were partially offset by the recognition of $17 million of a deferred gain recorded in connection with the Company's sale of its Internet real estate portal to Homestore, which is also included within the losses related to equity in Homestore, net of tax, on the Company's Consolidated Statement of Income. The 2000 amount represents goodwill amortization expense only and is included within the non-program related depreciation and amortization expense line item on the Company's Consolidated Statement of Income.
(b)
Included as a component of non-program related depreciation and amortization on the Company's Consolidated Statements of Income.
(c)
Included as a component of acquisition and integration related costs on the Company's Consolidated Statements of Income.

  Based on the Company's amortizable intangible assets as of December 31, 2002 (excluding mortgage servicing rights), the Company expects related amortization expense for the five succeeding fiscal years to approximate $90 million, $80 million, $80 million, $80 million and $60 million, respectively.

  Had the Company applied the non-amortization provisions of SFAS No. 142, net income and per share data for CD common stock would have been as follows:

	Year Ended December 31,
	2001	2000
Reported net income	$385	$602
Add back: Goodwill amortization, net of tax	145	67
Add back: Trademark amortization, net of tax	9	9

Pro forma net income	$539	$678

Net income per share:
Basic
Reported net income	$0.42	$0.84
Add back: Goodwill amortization, net of tax	0.17	0.09
Add back: Trademark amortization, net of tax	0.01	0.01

Pro forma net income	$0.60	$0.94

Diluted
Reported net income	$0.41	$0.81
Add back: Goodwill amortization, net of tax	0.16	0.09
Add back: Trademark amortization, net of tax	0.01	0.01

Pro forma net income	$0.58	$0.91

13.  Mortgage Loans Held for Sale

  Upon the closing of a residential mortgage loan originated or purchased by the Company, the mortgage loan is typically warehoused for a period of approximately 30 to 60 days and then sold into the secondary market. Mortgage loans held for sale represent those mortgage loans originated or purchased by the Company and pending sale to permanent investors. The Company primarily sells its mortgage loans to government-sponsored entities. The Company also sells mortgage loans through Bishop's Gate Residential Mortgage Trust, a special purpose entity discussed in Note 20—Transfers and Servicing of Financial Assets, or through capacity under a public registration statement (which approximated $1.1 billion as of December 31, 2002).

  Of the Company's total servicing portfolio at December 31, 2002 and 2001, only $1.8 billion (approximately 1.5%) and $154 million (less than 1%), respectively, of mortgage loans were sold with recourse. While substantially all of the mortgage loans serviced by the Company were sold without recourse, the Company initiated a program during 2002 where it began providing credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the mortgage loans, represented $1.7 billion of the total $1.8 billion of mortgage loans sold with recourse as of December 31, 2002. The Company believes it has recorded adequate allowances to cover expected losses on such loans and that such losses would not be material to its results of operations.

14.  Mortgage Servicing Activities

  The activity in the Company's residential first mortgage loan servicing portfolio consisted of:

	2002	2001
Balance, January 1,	$97,205	$82,187
Additions	47,045	30,317
Payoffs/curtailments	(35,514)	(23,973)
Purchases, net	5,343	8,674

Balance, December 31,	$114,079	$97,205

  The Company was also servicing approximately $1.8 billion and $1.6 billion of second-home equity mortgages as of December 31, 2002 and 2001, respectively. As of December 31, 2002, the weighted average note rate on all the underlying mortgages serviced by the Company was 6.17%.

  The activity in the Company's capitalized MSRs consisted of:

	Year Ended December 31,
	2002	2001
Balance, January 1,	$2,081	$1,596
Additions, net	928	855
Changes in fair value	(540)	(103)
Amortization	(468)	(237)
Permanent impairment	(92)	—
Sales	(26)	(30)

Balance, December 31,	1,883	2,081

Valuation allowance
Balance, January 1,	(144)	—
Additions	(454) (a)	(144) (b)
Permanent impairment	92	—
Reductions	3	—

Balance, December 31,	(503)	(144)

Mortgage Servicing Rights, net	$1,380	$1,937

(a)
Represents changes in estimates of interest rates and borrower prepayment behavior, the after tax amount of which was $290 million and the diluted effect of which was $0.28 per share. Approximately $275 million ($175 million, after tax or $0.17 per diluted share) of this amount resulted from reductions in interest rates and an acceleration in loan prepayments, as well as an update to the Company's loan prepayment model, all of which occurred during third quarter 2002.
(b)
Approximately $50 million ($29 million, after tax or $0.03 per diluted share) of this amount relates to changes in estimates of interest rates in the ordinary course of business. The remaining $94 million ($55 million, after tax, or $0.06 per diluted share) represents changes in estimates caused by interest rate reductions subsequent to the September 11, 2001 terrorist attacks (see Note 7—Other Charges (Credits) for a more detailed description of this provision).

  During 2002, 2001 and 2000, the Company recorded amortization expense of $468 million, $237 million and $153 million, respectively, related to its MSRs. As of December 31, 2002, the Company expects amortization expense for the five succeeding fiscal years to approximate $393 million, $338 million, $289 million, $253 million and $224 million. As of December 31, 2002, the MSR portfolio had a weighted average life of approximately 4.4 years.

  The Company uses derivatives to mitigate the impact that increased prepayments have on the value of mortgage servicing rights. Such derivatives, which are primarily designated as fair value hedging instruments, tend to increase in value as interest rates decline and conversely decline in value as interest rates increase. The activity in the Company's derivatives related to mortgage servicing rights consisted of:

	Year Ended December 31,
	2002	2001
Balance, January 1,(a)	$100	$215
Additions, net	389	259
Changes in fair value	655	106
Sales and/or cash (received) or paid	(759)	(480)

Balance, December 31,	$385	$100

(a)
In 2001, includes $158 million of gains on derivatives which were recorded as a cumulative effect of accounting change in accordance with the adoption of SFAS No. 133.

  The net impact of the changes in fair value of the Company's MSRs after giving effect to the changes in fair value of related derivatives was a gain of $115 million and $3 million during 2002 and 2001, respectively. Such amounts are included within net revenues in the Consolidated Statements of Income.

15.  Vehicle Rental and Leasing Activities

  The components of the Company's vehicle-related assets under management and mortgage programs comprised the following:

	December 31,
	2002		2001
	Car Rental	Fleet Leasing	Car Rental	Fleet Leasing
Rental vehicles	$6,216	$—	$3,733	$—
Vehicles under open-end operating leases	—	4,991	—	4,121
Vehicles under closed-end operating leases	—	172	—	106

Vehicles held for rental/leasing	6,216	5,163	3,733	4,227
Vehicles held for sale	145	34	63	43

	6,361	5,197	3,796	4,270
Less: accumulated depreciation	(395)	(1,736)	(367)	(879)

Total investment in vehicles	5,966	3,461	3,429	3,391
Plus: Receivables under direct financing leases	—	82	—	125
Plus: Fuel card related receivables	—	230	—	181
Plus: Receivables from manufacturers	313	—	93	—

Total vehicle-related, net	$6,279	$3,773	$3,522	$3,697

  The components of vehicle depreciation, lease charges and interest, net are summarized below:

	December 31,
	2002		2001
	Car Rental	Fleet Leasing	Car Rental	Fleet Leasing
Depreciation expense	$673	$1,069	$524	$879
Interest expense, net(a)	211	106	187	145
Lease charges	30	—	27	—
Loss on sales of vehicles, net	5	—	27	—

	$919	$1,175	$765	$1,024

(a)
Car rental amounts are net of vehicle interest income of $4 million and $3 million during 2002 and 2001, respectively. Fleet leasing amounts are net of vehicle interest income of $4 million and $8 million during 2002 and 2001, respectively.

  At December 31, 2002, future minimum lease payments to be received on the Company's open-end and closed-end operating leases (which do not reflect interest to be received as such interest is based upon variable rates) are as follows:

Year	Amount
2003	$1,166
2004	985
2005	697
2006	344
2007	126
Thereafter	143

$3,461

  The Company sells interests in operating leases and the underlying vehicles to two independent Canadian third parties. The Company repurchases the leased vehicles and then leases such vehicles under direct financing leases to the Canadian third parties. The Canadian third parties retain the lease rights and prepay all the lease payments except for an agreed upon amount, which is typically 8% of the total lease payments. The amounts not prepaid represent the Company's only exposure in connection with these transactions. The total subordinated interest under these leasing arrangements, as recorded on the Company's Consolidated Balance Sheets at December 31, 2002 and 2001, were $22 million and $21 million, respectively. The Company recognized $6 million and $7 million of net revenues related to these securitizations during 2002 and 2001, respectively.

16.  Accounts Payable and Other Current Liabilities

  Accounts payable and other current liabilities consisted of:

	December 31,
	2002	2001
Accounts payable	$1,139	$984
Accrued payroll and related	619	418
Acquisition and integration related	470	448
Income taxes payable	195	261
Restructuring and other unusual	60	115
Other	1,804	1,242

	$4,287	$3,468

17.  Stockholder Litigation Settlement Liability

  As of December 31, 2001, the Company deposited cash totaling $1.41 billion to a trust established for the benefit of the plaintiffs in its principal securities class action lawsuit. The Company made an additional payment of $250 million to the trust during March 2002. On March 18, 2002, the Supreme Court denied all plaintiffs' final petitions relating to the Company's principal securities class action lawsuit and on May 24, 2002, the Company funded the remaining balance of the liability with a cash payment of $1.2 billion. The Company has no remaining obligations with respect to the principal securities class action lawsuit.

18.  Long-term Debt and Borrowing Arrangements

  At December 31, 2002 and 2001, the Company determined that it had the intent and ability to refinance its current maturities of debt to long-term debt with borrowings under its revolving credit facilities (see below for capacity and availability terms) and proceeds received from its issuance of $2.0 billion of notes on January 15, 2003 (see Note 31—Subsequent Events). Accordingly, the

  Company reclassified its $857 million zero coupon convertible debentures and its $966 million 7 3/4% notes to long-term debt at December 31, 2002 and $1.0 billion of its zero coupon convertible debentures to long-term debt at December 31, 2001. See below for a description of the significant terms for each of these instruments.

  Long-term debt consisted of:

	December 31,
	2002	2001
Term notes:
7 3/4% notes	$966	$1,150
6.875% notes	850	850
11% senior subordinated notes	530	584
3% convertible subordinated notes	—	390
Contingently convertible debt securities:
Zero coupon convertible debentures	857	1,000
Zero coupon senior convertible contingent notes	420	920
3 7/8% convertible senior debentures	1,200	1,200
Other:
Revolver borrowings	600	—
Net hedging gains(a)	89	11
Other	89	27

Total long-term debt, excluding Upper DECS	5,601	6,132
Less: current portion	30	401

Long-term debt, excluding Upper DECS	5,571	5,731
Upper DECS	863	863

Long-term debt, including Upper DECS	$6,434	$6,594

(a)
Represents an increase in the fair value of debt designated in fair value hedging relationships, of which $52 million had been realized as of December 31, 2002 and will be amortized by the Company as an offset to non-program related interest expense ($27 million of which will be amortized over the next twelve months).

  Term Notes

  7 3/4% Notes.    The Company's 7 3/4% notes are due in December 2003. The interest rate on these notes is subject to an upward adjustment of 150 basis points in the event that the credit ratings assigned to the Company by nationally recognized credit rating agencies are downgraded below investment grade. Such notes may be redeemed, in whole or in part, at any time at the option of the Company, at a redemption price plus accrued interest through the date of redemption. During 2002, the Company redeemed $184 million of these notes for $188 million in cash. In connection with such redemption, the Company recorded a net extraordinary loss of $2 million ($1 million, after tax), which is net of an extraordinary gain of $2 million ($1 million, after tax) recorded in connection with the settlement of a derivative hedging the interest expense associated with these notes. These notes are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future unsecured senior indebtedness.

  6.875% Notes.    The Company's 6.875% notes were issued in August 2001 for net proceeds of $843 million and are due in August 2006. The interest rate on these notes is subject to an upward adjustment of 150 basis points in the event that the credit ratings assigned to the Company by nationally recognized credit rating agencies are downgraded below investment grade. The Company does not have the right to redeem these notes prior to maturity. These notes are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future unsecured senior indebtedness.

  11% Senior Subordinated Notes.    The Company's 11% senior subordinated notes, which were assumed in connection with its acquisition of Avis in 2001 and recorded at fair value, are due in May 2009. The notes are redeemable at the Company's option at the appropriate redemption prices plus accrued interest through the redemption date at any time, in whole or in part, after May 1, 2004. During 2002, the Company made open market repurchases of $26 million in face value of these notes, with a carrying value of $29 million, for $28 million in cash and recorded $25 million related to the amortization of a premium. These notes are subordinated in the right of payment to all existing and future senior indebtedness of Avis and are unconditionally guaranteed on a senior subordinated basis by certain of Avis' domestic subsidiaries.

  3% Convertible Subordinated Notes.    The Company's 3% convertible subordinated notes were fully redeemed in February 2002 at par.

  Contingently Convertible Debt Securities

  The Company's contingently convertible debt securities, which were all issued during 2001, comprised the following:

	Issuance Date	Earliest Redemption Date	Maturity Date	Principal Amount at Issuance	Gross Proceeds Received at Issuance	CD Common Stock Conversion Rate Per $1,000 Face	Shares Potentially Issuable as of December 31, 2002
Zero coupon convertible debentures	May 2001	May 2003	May 2021	$1.0 billion	$1.0 billion	39.08	33.5 million
Zero coupon senior convertible contingent notes	Feb. 2001	Feb. 2004	Feb. 2021	$1.5 billion	$0.9 billion	33.40	22.0 million
3 7/8% convertible senior debentures	Nov. 2001	Nov. 2004	Nov. 2011	$1.2 billion	$1.2 billion	41.58	49.9 million

  The above debt securities may be convertible into shares of the Company's CD common stock upon the satisfaction of certain contingencies, as described below. If these securities do indeed become convertible, it could have a material impact to the Company's total number of shares outstanding and to the number of shares utilized in performing its earnings per share calculations.

  Zero Coupon Convertible Debentures.    These debentures may be converted prior to maturity (i) during each three-month period if the closing sale price CD common stock exceeds the contingent-conversion threshold, which is 110% of the accreted conversion price per share for at least 20 trading days in the period of 30 trading days ending on the first day of such three-month period ($28.15 as of December 31, 2002); (ii) if the debentures trade at less than 95% of the value of the shares into which the debentures are convertible; (iii) if the debentures have been called for redemption; (iv) if Moody's Investors Service and Standard & Poor's Corporation no longer have investment-grade ratings assigned to the debentures; or (v) in the event of certain material distributions to holders of CD commons stock, excluding payments of dividends in the normal course. The Company concluded that it was not required to separately account for the conversion feature.

  On May 4, 2002, holders had the right to require the Company to redeem these debentures. On such date, virtually all holders declined to exercise this put option and retained their debentures. On May 2, 2002, the Company amended the interest and redemption terms of these debentures. In connection with such amendments, the Company began, on May 5, 2002, making cash interest payments of 3% per annum to the holders of these debentures on a semi-annual basis. The Company will continue making such payments through May 4, 2003, at which time holders of the debentures have the option to require the Company to repurchase the debentures and the interest rate on the debentures will revert back to 0% through May 2004. The Company added such interest payments and the additional redemption date of May 4, 2003 during 2002 through an amendment to the terms of these debentures in order to maintain a lower cost of capital rather than issuing additional equity to cover the potential puts, which were exercisable at May 4, 2002. Beginning in May 2004, the Company may be required to pay additional interest on these debentures if the average of the sales prices of its CD common stock is less than or equal to 60% of the accreted conversion price of the debentures for any 20 of the 30 trading days during the applicable measurement period. In such event, the interest rate would be adjusted to 7% per year. The applicable measurement period for determining whether contingent interest payments will be made ends five business days prior to each May 4 and November 4, commencing May 4, 2004. In the event of an upward interest adjustment, 0.25% per year will be paid in cash; the remaining additional interest will accrue and be paid at maturity. Additionally, the accreted conversion price of the debentures would increase (ratably with the accreted value of debentures) if an upward interest adjustment occurs as it is calculated as 100% of the principal amount of the debentures, plus accrued and unpaid cash interest (which will only result from an upward adjustment to the interest) divided by the number of shares of CD common stock issued for each note, or 39.08. This upward interest adjustment is considered an embedded derivative under SFAS No. 133. The embedded derivative had a de minimis value at the time of issuance and at December 31, 2002 and 2001.

  The debentures will not be redeemable by the Company prior to May 4, 2004, but will be redeemable thereafter at the issue price plus accrued interest, if any. In addition, holders of the debentures may require the Company to repurchase the debentures on May 4, 2003, 2004, 2006, 2008, 2011 and 2016 at the issue price plus accrued interest, if any. In such circumstance, the Company has the option of paying the repurchase price in cash, shares of its CD common stock, or any combination thereof. These debentures are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future senior unsecured indebtedness.

  During 2002, the Company redeemed $143 million of these notes for $141 million in cash. The Company recorded an immaterial extraordinary loss in connection with such redemption as the $2 million extraordinary gain was more than offset by the write-off of deferred financing costs.

  Zero Coupon Senior Convertible Contingent Notes.    These notes may be converted prior to maturity (i) during each three-month period if the closing sale price of CD common stock exceeds the contingent-conversion threshold, which is 110% of the accreted conversion price per share ($20.93 as of December 31, 2002) for at least 20 trading days in the period of 30 trading days ending on the first day of such three-month period; (ii) if the notes have been called for redemption; (iii) if Moody's Investors Service and Standard & Poor's Corporation no longer have investment-grade ratings assigned to the notes; or (iv) in the event of certain material distributions to holders of CD common stock, excluding payments of dividends in the normal course. At December 31, 2002, the accreted conversion price was $19.03, which is calculated as the issue price of $608.41 and accrued original discount divided by the number of shares of CD common stock issued for each note, or 33.4. The Company concluded that it was not required to separately account for the conversion feature.

  These notes were issued at a discount representing a yield-to-maturity of 2.5%. During 2002 and 2001, the Company amortized $17 million and $20 million, respectively, of this discount, which is included as a component of non-program interest expense on the Consolidated Statements of Income.

  The Company will not make periodic payments of interest on the notes. However, beginning in February 2004, the Company may be required to make nominal contingent interest payments commencing in February 2004 if the average market price of these notes equals 120% or more of the sum of the issue price and accrued original issue discount for the notes during the applicable measurement period. In such event, the contingent interest payments for any six-month period would equal (i) the lesser of 2% of the Company's estimated borrowing rate at that time for its senior, non-convertible, fixed-rate indebtedness with a maturity date comparable to these notes and (ii) 0.25% times the sum of the issue price of $608.41 and accrued original issuance discount for the notes as of the day immediately preceding the relevant six-month period. The applicable measurement period for determining whether contingent interest payments will be made is the five trading days ending on the second trading day preceding each February 13 and August 13, commencing February 13, 2004. The Company has assessed the terms of the debentures and concluded that there were no embedded derivatives which needed to be separately accounted for at December 31, 2002 and 2001.

  The notes are not redeemable by the Company prior to February 13, 2004, but will be redeemable thereafter at the issue price of $608.41 per note plus accrued original discount through the redemption date. In addition, holders of the notes may require the Company to repurchase the notes on February 13, 2004 for $655.49 per note, February 13, 2009 for $742.20 per note or February 13, 2014 for $840.37 per note. In such circumstance, the Company has the option of paying the repurchase price in cash, shares of its CD common stock, or any combination thereof. These notes are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future senior unsecured and unsubordinated indebtedness.

  During 2002, the Company redeemed $821 million in accreted value of these notes, with a carrying value of $517 million, for $548 million in cash. In connection with such redemptions, the Company recorded an extraordinary loss of approximately $41 million ($29 million, after tax or $.03 per diluted share), which included a write-off of $10 million related to deferred financing costs.

  3 7/8% Convertible Senior Debentures.    These debentures may be converted prior to maturity (i) during each three-month period if the closing sale price of CD common stock exceeds the contingent-conversion threshold, which is 118.88% through November 2003 and declines ratably to 110% in November 2011, of the accreted conversion price per share ($24.05) for at least 20 trading days in the period of 30 trading days ending on the first day of such three-month period ($28.59 as of December 31, 2002); (ii) if the debentures have been called for redemption; or (iii) in the event of certain material distributions to holders of CD common stock, excluding payments of dividends in the normal course. The Company concluded that it was not required to separately account for the conversion feature.

  Beginning in November 2004, the Company may be required to pay additional interest on these debentures if the average of the sales prices of CD common stock is less than or equal to 45% of the accreted conversion price of the debentures for any 20 of the 30 trading days during the applicable measurement period. Thereafter, the interest rate will be adjusted upward for the subsequent six-month period to the rate at which a hypothetical issue of the Company's senior, non-convertible, fixed-rate, callable debt securities would trade, at that time, at par, provided that the reset rate shall not exceed 10% per year. The applicable measurement period for determining whether an upward interest adjustment will occur ends five business days prior to each May 30 and November 30 after November 27, 2004. In the event of an upward interest adjustment, no more than 0.25% per year, incrementally, will be paid in cash; the remaining additional interest will accrue and be paid at maturity. Additionally, the accreted conversion price of the debentures would increase (ratably with the accreted value of debentures) if an upward interest adjustment occurs as it is calculated as 100% of the principal amount of the debentures, plus accrued and unpaid cash interest (which will only result from an upward adjustment to the interest) divided by the number of shares of CD common stock issued for each note, or 41.58. This upward interest adjustment is considered an embedded derivative under SFAS No. 133. The embedded derivative had a de minimis value at the time of issuance and at December 31, 2002 and 2001.

  The debentures are not redeemable by the Company prior to November 27, 2004, but will be redeemable thereafter at the issue price plus accrued interest, if any. In addition, holders of the debentures may require the Company to repurchase the debentures on November 27, 2004 and 2008 at the issue price plus accrued interest, if any. In such circumstance, the Company has the option of paying the repurchase price in cash, shares of its CD common stock, or any combination thereof. These debentures are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future senior unsecured indebtedness.

  Upper DECS

  At December 31, 2002 and 2001, the Company had 17 million Upper DECS outstanding. The Upper DECS are a hybrid instrument consisting of both equity linked and debt securities. Each Upper DECS consists of both a senior note and a forward contract to purchase shares of CD common stock. The senior note is owned by the holder but is pledged to the Company as collateral for the forward purchase contracts. Holders can only sell the senior note if they pledge a treasury security or cash to replace the senior note as collateral. The senior note initially bears interest at an annual rate of 6.75%, which may be reset based upon a successful remarketing in either May or August 2004. The senior note has a term of five years and represents senior unsecured debt, which ranks equally in right of payment with all the Company's existing and future unsecured and unsubordinated debt and ranks senior to any future subordinated indebtedness.

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

  The forward purchase contracts also require quarterly cash distributions to each holder at an annual rate of 1.00% through August 2004 (the date the forward purchase contracts are required to be settled). The discounted expected future cash flows recorded by the Company associated with these distributions approximated $26 million and is included as a component of stockholders' equity on the Company's Consolidated Balance Sheets. Upon settlement of the forward purchase contracts in August 2004, the Company would receive gross proceeds in cash of approximately $863 million. Upon maturity in August 2006, of the senior notes that are currently a component of the Upper DECS, the Company would be required to repay $863 million in cash.

  Because the Upper DECS obligate holders to purchase CD common stock at a price determined by the average closing price of CD common stock during a 20-trading-day period ending in August 2004, the Upper DECS are functionally equivalent to issuing shares of CD common stock subject to an issue-price collar, with a delay in issuance until 2004.

  Committed Credit Facilities

  At December 31, 2002, the committed credit facilities available to the Company at the corporate level comprised:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Maturing in December 2005	$2,900	$600	$1,010	$1,290

  Borrowings under this facility bear interest at LIBOR plus a margin of 107.5 basis points. In addition, the Company is required to pay a per annum facility fee of 17.5 basis points under this facility. In the event that the credit ratings assigned to the Company by nationally recognized debt rating agencies are downgraded to a level below its ratings as of December 31, 2002 but still investment grade, the interest rate and facility fees on this facility are subject to incremental upward adjustments of 10 and 2.5 basis points, respectively. In the event that such credit ratings are downgraded below investment grade, the interest rate and facility fees are subject to further upward adjustments of 47.5 and 15 basis points, respectively. In addition to the $1,010 million of letters of credit issued as of December 31, 2002, this facility contains the committed capacity to issue an additional $240 million in letters of credit. The letters of credit outstanding under this facility at December 31, 2002 were issued primarily as credit enhancements to provide additional collateralization for the Company's Avis and Budget vehicle financing arrangements.

  Debt Maturities and Covenants

  Aggregate maturities of debt (excluding the Upper DECS), after giving effect to the reclassifications previously discussed, are as follows:

Year	Amount
2003	$30
2004	1,622
2005	631
2006(a)	920
2007	8
Thereafter(b)	2,390

$5,601

(a)
Excludes $863 million of Upper DECS. If the Upper DECS are not successfully remarketed in 2004, the senior notes would be retired (without any payment of cash by the Company) in 2004 in satisfaction of the related forward purchase contract, whereby holders of the Upper DECS are required to purchase shares of CD common stock.
(b)
Approximately $1.1 billion of this amount was repurchased during January and February 2003 and replaced by notes maturing in 2008 and 2013 (see Note 31—Subsequent Events).

  Certain of the Company's debt instruments and credit facilities contain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At December 31, 2002, the Company was in compliance with all restrictive and financial covenants.

19.  Debt Under Management and Mortgage Programs and Borrowing Arrangements

  Debt under management and mortgage programs, which is not classified on the Consolidated Balance Sheets based upon the underlying contractual maturities since such debt is generally matched to a pool of assets under management and mortgage programs (see Note 1—Summary of Significant Accounting Policies), consisted of:

	December 31,
	2002	2001
Asset-Backed Debt:
Vehicle rental program	$6,082	$3,759
Vehicle management program	3,058	2,933
Mortgage program	871	500
Timeshare program	145	10
Relocation program	80	—

	10,236	7,202

Unsecured Debt:
Term notes	1,421	679
Commercial paper	866	917
Bank loans	107	906
Other	117	140

	2,511	2,642

Total debt related to management and mortgage programs	$12,747	$9,844

  Asset-Backed Debt

  Vehicle Rental Program.    Borrowings under the Company's vehicle rental program represent amounts issued under domestic financing facilities that provide for the issuance of notes to support the acquisition of vehicles used in the Company's vehicle rental operations under its Avis and Budget brands. The debt issued is collateralized by the vehicles purchased. The vehicles financed under this program are generally covered by agreements where manufacturers guarantee a specified repurchase price for the vehicles. However, the program will generally allow for funding up to 25% of vehicles not covered by such agreements. The titles to all the vehicles collateralizing the debt issued under this program are held in bankruptcy remote trusts and the Company acts as a servicer of all such vehicles. The debt issued under this program primarily represents floating rate term notes for which the weighted average interest rate was 2% and 3% during 2002 and 2001, respectively.

  Vehicle Management Program.    Borrowings under the Company's vehicle management program primarily represent amounts issued under a domestic financing facility that provides for the issuance of variable rate term notes and preferred membership interests to support the acquisition of vehicles used in the Company's fleet leasing operations. The debt issued is collateralized by the vehicles purchased. The titles to all the vehicles collateralizing the debt issued under this program are held in bankruptcy remote trusts and the Company acts as a servicer of all such vehicles. The bankruptcy remote trust also acts as lessor under both operating and financing lease agreements. The debt issued under this program primarily represents floating rate term notes for which the weighted average interest rate was 2% and 3% during 2002 and 2001, respectively.

  Mortgage Program.    Borrowings under the Company's mortgage program primarily represent short-term debt issued under repurchase facilities which are used to warehouse mortgage loans originated by the Company before they are ultimately sold into the secondary market. Such facilities are renewable on an annual basis at the discretion of the lenders. The debt issued under this program is collateralized by underlying mortgage loans held in safe-keeping by the respective custodian to each of the repurchase agreements. The weighted average interest rates on borrowings under this program was 3% and 4% during 2002 and 2001, respectively.

  Timeshare Program.    Borrowings under the Company's timeshare program primarily represent bank debt issued by a domestic timeshare conduit, which is collateralized by timeshare receivables. The weighted average interest rates on borrowings under this program was 4% and 6% during 2002 and 2001, respectively.

  Relocation Program.    Borrowings under the Company's relocation program represent bank debt issued by a domestic relocation conduit, which is collateralized by relocation receivables. The weighted average interest rates on borrowings under this program was 4% during 2002.

  Unsecured Debt

  Term Notes.    Represents borrowings by and for the exclusive use of the Company's PHH subsidiary and includes (i) medium-term notes of $663 million and $679 million at December 31, 2002 and 2001, respectively, bearing interest at 8.125%, which mature in February 2003 and were issued in a public offering; (ii) privately-placed medium-term notes of $466 million (of which $443 million represents carrying value and $23 million represents hedging gains) at December 31, 2002 bearing interest at a blended rate of 7.6%, which were issued during 2002 and mature at various dates ($100 million in 2005, $145 million in 2007, $173 million in 2009 and $25 million in 2012) and (iii) short-term notes of $292 million (of which $283 million represents carrying value and $9 million represents hedging gains) at December 31, 2002 bearing interest at a blended rate of 7%, which were issued throughout 2002 and mature at various dates before October 2003. The proceeds from the issuance of these notes were used to finance the purchase of various assets under management and mortgage programs.

  Commercial Paper.    The Company's policy is to maintain available capacity under its two committed PHH revolving credit facilities (described below) to fully support its outstanding commercial paper. The weighted average interest rates on the outstanding commercial paper, which matures within 270 days from issuance, at December 31, 2002 and 2001 was 2% and 5%, respectively. The proceeds from the issuance of commercial paper are used to finance the purchase of various assets under management and mortgage programs.

  Bank Loans.    Unsecured bank loans primarily represents borrowings under revolving credit facilities related to management and mortgage programs. The weighted average interest rates of outstanding bank loans at December 31, 2002 and 2001 was 4% and 5%, respectively. The proceeds from these borrowings are used to finance the purchase of various assets under management and mortgage programs.

  Available Funding Arrangements and Committed Credit Facilities

  As of December 31, 2002, available funding under the Company's asset-backed debt programs and committed credit facilities related to the Company's management and mortgage programs consisted of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements(a)
Vehicle rental program	$6,470	$6,082	$388
Vehicle management program	3,491	3,058	433
Mortgage program	900	871	29
Timeshare program	153	145	8
Relocation program	100	80	20

	11,114	10,236	878

Committed Credit Facilities(b)
Maturing in February 2004	750	—	750
Maturing in February 2005	750	—	750

	1,500	—	1,500

	$12,614	$10,236	$2,378

(a)
Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)
These committed credit facilities were entered into by and are for the exclusive use of the Company's PHH subsidiary.

  Any borrowings under the Company's two $750 million credit facilities maturing in February 2004 and 2005 will bear interest at LIBOR plus a margin currently approximating 72.5 basis points. In addition, the Company will also be required to pay a per annum facility fee of approximately 15 basis points under these facilities and a per annum utilization fee of approximately 25 basis points if usage under the facilities exceeds 25% of aggregate commitments. In the event that the credit ratings assigned to PHH by nationally recognized debt rating agencies are downgraded to a level below PHH's ratings as of December 31, 2002, the interest rate and facility fees on these facilities are subject to incremental upward adjustments of approximately 22.5 basis points. In the event that the credit ratings are downgraded below investment grade, the interest rate and facility fees are subject to further upward adjustments of approximately 65 basis points.

  Debt Maturities and Covenants

  The contractual final maturities of debt under management and mortgage programs are as follows:

Year(a)	Unsecured	Asset-Backed	Total
2003	$851	$1,695	$2,546
2004	119	2,684	2,803
2005	949	1,647	2,596
2006	—	845	845
2007	189	1,311	1,500
Thereafter	403	2,054	2,457

	$2,511	$10,236	$12,747

(a)
Unsecured commercial paper borrowings of $750 million and $116 million are assumed to be repaid with borrowings under PHH's committed credit facilities expiring in 2005 and 2004, respectively, as such amounts are fully supported by PHH's committed credit facilities, which are described above.

  The amortization of debt under management and mortgage programs generally corresponds with the amortization of assets under management and mortgage programs. As such, debt service for most of the Company's secured debt under management and mortgage programs can be provided from the liquidation of assets under management and mortgage programs, which may not be consistent with the contractual final maturities presented above.

  Certain of the Company's debt instruments and credit facilities related to its management and mortgage programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At December 31, 2002, the Company was in compliance with all such restrictive and financial covenants.

20.  Transfers and Servicing of Financial Assets

  In addition to the Company's on-balance sheet borrowings and available credit facilities as part of its overall financing and liquidity strategy, the Company sells specific assets under management and mortgage programs generated or acquired in the normal course of business. At the corporate level, the Company sells timeshare receivables to bankruptcy remote qualifying special purpose entities under revolving sales agreements, in exchange for cash. The Company's PHH subsidiary also sells relocation receivables to Apple Ridge Funding LLC ("Apple Ridge"), a bankruptcy remote qualifying special purpose entity, in exchange for cash. Additionally, the Company's PHH subsidiary sells mortgage loans originated by its mortgage business into the secondary market, which is customary practice in the mortgage industry. Such mortgage loans are sold into the secondary market primarily through one of the following means: (i) the direct sale to a government-sponsored entity, (ii) through capacity under a subsidiary's public registration statement (which approximated $1.1 billion as of December 31, 2002) or (iii) through Bishop's Gate Residential Mortgage Trust, an unaffiliated bankruptcy remote special purpose entity.

  The Company utilizes the above mentioned special purpose entities because they are highly efficient for the sale or financing of assets and represent conventional practice in the finance industry. See Note 1—Summary of Significant Accounting Policies for the Company's accounting policy regarding the sale of assets to off-balance sheet entities. None of the Company's affiliates, officers, directors or employees hold any equity interest in any of these special purpose entities, nor does it or its affiliates provide any financial support or financial guarantee arrangements to these special purpose entities. None of the Company's affiliates, officers, directors or employees receive any remuneration from any of these special purpose entities.

  Presented below is detailed information for each of the special purpose entities the Company utilizes in off-balance sheet financing and sale arrangements as of December 31, 2002:

	Assets Serviced(a)	Maximum Funding Capacity	Debt Issued	Maximum Available Capacity(b)	Annual Servicing Fee(c)
Timeshare
Sierra(d)	$645	$550	$550	$—	1.00%
Others	546	488	488	—	.75% – 1.75%
Relocation
Apple Ridge	567	600	490	110.75%
Mortgage
Bishop's Gate(e)	2,302	3,223(f)	2,351	724.37%

(a)
Does not include cash of $25 million, $24 million, $11 million and $195 million at Sierra, other timeshare special purpose entities, Apple Ridge and Bishop's Gate, respectively.
(b)
Subject to maintaining sufficient assets to collateralize debt.
(c)
Represents annual servicing fees the Company receives on the outstanding balance of the transferred assets.
(d)
Sierra Receivables Funding Company LLC is a bankruptcy remote qualifying special purpose entity that the Company formed during 2002 in connection with the establishment of a securitization facility that replaced certain other timeshare receivable securitization facilities utilized by its Fairfield and Trendwest subsidiaries.
(e)
The equity of Bishop's Gate (currently in excess of 4%) is held by independent third parties who bear the credit risk of the assets. Bishop's Gate has entered into swaps with several banks, the net effect of which is that the banks have agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by Bishop's Gate. Additionally, PHH has entered into separate corresponding swaps with the banks, the net effect of which is that PHH has agreed to bear the interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by Bishop's Gate assumed by the banks under their swap with Bishop's Gate. The Company in turn offsets the interest rate risks associated with the swaps by entering into forward delivery contracts for mortgage-backed securities. Both the swaps and the forward delivery commitments are derivatives under SFAS No. 133 and are recorded at fair value through earnings at the end of each reporting period. The fair value and changes in fair value of the swaps and forward delivery commitments have substantially offsetting effects. As discussed in Note 1—Summary of Significant Accounting Policies, the Company expects to consolidate Bishop's Gate in its financial statements as of July 1, 2003, as required by FASB Interpretation No. 46.
(f)
Includes the Company's ability to fund assets with $148 million of outside equity certificates.

  The receivables and mortgage loans transferred to these special purpose entities, as well as the mortgage loans sold to the secondary market through other means, are generally non-recourse to the Company and to PHH.

  Pre-tax gains recognized on securitizations of financial assets, which are recorded within net revenues on the Company's Consolidated Statements of Income, were as follows:

	Year Ended December 31,
	2002	2001
Timeshare receivables	$43	$8
Relocation receivables	—	1
Mortgage loans	493	483

  Key economic assumptions used during 2002 and 2001 to measure the fair value of the Company's retained interests in timeshare and relocation receivables at the time of securitization were as follows:

	2002		2001
	Timeshare Receivables	Relocation Receivables	Timeshare Receivables	Relocation Receivables
Prepayment speed	7.7–13%	—	13–21%	—
Weighted average life (in years)	6.0–7.4	0.1–0.3	7.1–7.4	0.1–0.2
Discount rate	15%	2.88%	12–17%	3.37%
Anticipated credit losses	9–14.7%	—	8–12%	—

  Key economic assumptions used during 2002 and 2001 to measure the fair value of the Company's retained interests in mortgage loans at the time of securitization were as follows:

	2002		2001
	Mortgage- Backed Securities	MSRs	Mortgage- Backed Securities	MSRs
Prepayment speed	7–22%	12–54%	7–43%	9–42%
Weighted average life (in years)	2.1–10.6	1.3–6.3	2.9–7.2	2.5–9.1
Discount rate	5–18%	6–14%	5–26%	6–16%

  Key economic assumptions used in subsequently measuring the fair value of the Company's retained interests at December 31, 2002 and the effect on the fair value of those interests from adverse changes in those assumptions are as follows:

	Mortgage Loans
	Mortgage- Backed Securities	MSRs(a)	Relocation Receivables	Timeshare Receivables
Fair value of retained interests	$114	$1,380	$91	$274
Weighted average life (in years)	3.4	4.4	0.1–0.3	5.1–7.4
Prepayment speed (annual rate)	6–100%	13–56%	—%	7–13%
Impact of 10% adverse change	$(10)	$(128)	$—	$(2)
Impact of 20% adverse change	$(28)	$(246)	$—	$(5)
Discount rate (annual rate)	3–28%	8.16%	2.88%	15%
Impact of 10% adverse change	$(10)	$(45)	$—	$(6)
Impact of 20% adverse change	$(13)	$(88)	$—	$(12)
Weighted average yield to maturity	—	—	4.17%	2.45–6.75%
Impact of 10% adverse change	$—	$—	$—	$(2)
Impact of 20% adverse change	$—	$—	$(1)	$(5)
Anticipated credit losses (annual rate)	—	—	—	9–14%
Impact of 10% adverse change	$—	$—	$—	$(8)
Impact of 20% adverse change	$—	$—	$—	$(15)

(a)
Does not include the derivatives related to mortgage servicing rights, which approximated $385 million.

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

  The following table summarizes cash flow activity for mortgage loans between securitization trusts and the Company:

	2002	2001
Proceeds from new securitizations	$38,722	$35,776
Servicing fees received	411	352
Other cash flows received on retained interests(a)	25	31
Purchases of delinquent or foreclosed loans(b)	(681)	(228)
Servicing advances	(161)	(498)
Repayment of servicing advances	139	495

(a)
Represents cash flows received on retained interests other than servicing fees.
(b)
The purchase of delinquent or foreclosed loans is primarily at the Company's option and not based on a contractual relationship with the securitization trust.

  The following table summarizes cash flow activity for timeshare and relocation receivables between securitization trusts and the Company:

	2002		2001
	Timeshare Receivables	Relocation Receivables	Timeshare Receivables	Relocation Receivables
Proceeds from new securitizations	$345	$770	$259	$1,964
Proceeds from collections reinvested in securitizations	33	2,443	—	1,984
Servicing fees received	10	4	4	5
Other cash flows received (paid) on retained interests(a)	50	48	16	(6)
Purchases of delinquent or foreclosed receivables(b)	(52)	—	(16)	—
Cash received upon release of reserve account	2	1	2	3
Purchases of defective contracts	(40)	—	(23)	—

(a)
Represents cash flows received (paid) on retained interests other than servicing fees.

(b)
The purchase of delinquent or foreclosed timeshare receivables is at the Company's option and not based on a contractual relationship with the securitization trust.

  The following table presents information about delinquencies and components of securitized and other managed assets as of and for the year ended December 31, 2002:

	Total Principal Amount	Principal Amount 60 Days or More Past Due(a)	Net Credit Losses	Average Principal Balance
Residential mortgage loans(b)	$276	$31	$1	$247
Relocation receivables	783	18	2	827
Timeshare receivables	1,505	30	59	1,420

Total securitized and other managed assets	$2,564	$79	$62	$2,494

Comprised of:
Assets securitized(c)	$2,042	$45	$15	$1,968
Assets held for sale or securitization	251	9	40	210
Assets held in portfolio	271	25	7	316

	$2,564	$79	$62	$2,494

(a)
Amounts are based on total securitized and other managed assets at December 31, 2002.

(b)
Excludes securitized mortgage loans that the Company continues to service but as to which it has no other continuing involvement.
(c)
Represents the principal amounts of the assets. All retained interests in securitized assets have been excluded from the table.

  Static pool losses are calculated by adding the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The following table presents static pool losses for timeshare receivables securitized for each year presented based on all such securitizations occurring in that year:

	2002	2001
December 31, 2002
Actual to date	.7%	4.2–5.0%
Projected	8.3–14.7%	4.9–8.2%
Total	9–14.7%	9.1–13.2%
December 31, 2001
Actual to date		1.2%
Projected		7.8%
Total		9.0%

21.  Mandatorily Redeemable Preferred Interest in a Subsidiary

  During 2000, a limited liability corporation formed by the Company through the contribution of certain trademarks issued a senior preferred equity interest to an independent third party in exchange for $375 million in cash. Such amount is classified as a mandatorily redeemable preferred interest in a subsidiary in the Company's Consolidated Balance Sheets. The senior preferred equity interest is mandatorily redeemable by the holder in 2015 and may not be redeemed by the Company prior to March 2005, except upon the occurrence of specified circumstances. The Company is required to pay distributions on the senior preferred equity interest based on the three-month LIBOR plus a margin of 1.77%, which are reflected as minority interest in the Consolidated Statements of Income. During 2002, 2001 and 2000, such minority interest expense (pre-tax) approximated $14 million, $23 million and $25 million, respectively. In the event of a default or other specified events, including a downgrade of the Company's credit ratings below investment grade, holders of the senior preferred interest have certain remedies and liquidation preferences, including the right to demand payment by the Company. The subsidiary is subject to restrictive covenants, including restrictions on the issuance of senior capital securities, mergers, distributions on the common interest and limitations on debt incurred, and also requires the maintenance of certain financial ratios. At December 31, 2002, the Company was in compliance with all restrictive and financial covenants.

22.  Mandatorily Redeemable Trust Preferred Securities Issued by Subsidiary Holding Solely Senior    Debentures Issued by the Company

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

  Preferred stock dividends of $14 million ($9 million, after tax) and $106 million ($66 million, after tax) were recorded during 2001 and 2000, respectively, and are presented as minority interest, net of tax, in the Consolidated Statements of Income.

23.  Commitments and Contingencies

  Lease Commitments

  The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2002 are as follows:

Year	Amount
2003	$442
2004	342
2005	264
2006	201
2007	138
Thereafter	620

$2,007

  Commitments under capital leases are not significant.

  During 2002, 2001 and 2000, the Company incurred total rental expense of $524 million, $331 million and $102 million, respectively, inclusive of contingent rental expense of $69 million in 2002 and $56 million in 2001, principally based on car rental volume. Included within the Company's total rental expense for 2002 and 2001 are fees paid by the Company in connection with agreements with airports that allow the Company to conduct its car rental operations on-site. Such agreements require the Company to guarantee a minimum amount of fees to be paid to the airports regardless of the amount of revenue generated by the on-site car rental operations. The Company has also included the future minimum payments to be made in connection with these guarantees in the above table.

  Commitments to Purchase Vehicles

  The Company maintains agreements with vehicle manufacturers whereby the Company is required to purchase approximately $2.6 billion of vehicles from these manufacturers during 2003. The Company's featured suppliers for the Avis and Budget brands are General Motors Corporation and Ford Motor Company, respectively. The purchase of such vehicles are financed through the issuance of debt under management and mortgage programs in addition to cash received upon the sale of vehicles primarily under repurchase programs (see Note 19—Debt Under Management and Mortgage Programs and Borrowing Arrangements).

  Other Purchase Commitments

  In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. None of the purchase commitments made by the Company as of December 31, 2002 were significant with the exception of the Company's commitments under service contracts for information technology (aggregating $1.3 billion, of which $116 million relates to 2003) and telecommunications (aggregating $520 million, of which $130 million relates to 2003).

  Litigation Contingencies

  The June 1999 disposition of the Company's fleet businesses was structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to an interpretive ruling, the Internal Revenue Service ("IRS") has taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If the transaction is not considered a tax-free reorganization, the resultant incremental liability could range between $10 million and $170 million depending upon certain factors, including utilization of tax attributes. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail if challenged.

  The Company is involved in litigation asserting claims associated with the accounting irregularities discovered in former CUC business units outside of the principal common stockholder class action litigation. While the Company has an accrual of approximately $100 million recorded on its Consolidated Balance Sheet for these claims based upon its best estimates, it does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

  The Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  Standard Guarantees/Indemnifications

  In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) development of timeshare properties, (v) access to credit facilities and use of derivatives, (vi) sales of mortgage loans, (vii) issuances of debt or equity securities and (viii) GDS subscriber services. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and seller in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in a licensing agreements, (iv) developers in timeshare development agreements, (v) financial institutions in credit facility arrangements and derivative contracts, (vi) purchasers and insurers of the loans in sales of mortgage loans, (vii) underwriters in debt or equity security issuances and (viii) travel agents or other users in GDS subscriber services. In addition, these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

  Other Guarantees

  The Company's timeshare businesses guarantee any deficiencies in funds required to maintain and repair timeshare properties in excess of amounts collected from owners of the timeshare interests through the annual assessment of fees. These guarantees either extend for the duration of the underlying service agreement, which approximates one year and is renewable on an annual basis, or extend until a stipulated percentage (typically 80% or higher) of interests are sold. The maximum potential amount of future payments that the Company may be required to make under these guarantees was approximately $112 million as of December 31, 2002. The Company would only be required to pay this maximum amount if none of the owners assessed paid their maintenance fees. Any fees collected from the owners of the timeshare interests would reduce the maximum potential amount of future payments to be made by the Company. Additionally, should the Company be required to fund the deficit through the payment of any owners' fees under this guarantee, the Company would be permitted access to the property for its own use and may use that property to engage in revenue producing activities, such as advertising. Historically, the Company has not been required to make material payments under these guarantees as the fees collected by the owners have been sufficient to meet the expenditures necessary to maintain and repair the timeshare properties.

  The Company coordinates numerous events for it franchisees and thus reserves a number of venues with certain minimum guarantees, such as room rentals at hotels local to the conference center. However, such room rentals are paid by each individual franchisee. If the franchisees do not meet the minimum guarantees, the Company is obligated to fulfill the minimum guaranteed fees. As of December 31, 2002, these guarantees extended into 2005 and the maximum potential amount of future payments that the Company may be required to make under such guarantees was approximately $29 million. The Company would only be required to pay this maximum amount if none of the franchisees conducted their planned events at the reserved venues. Historically, the Company has not been required to make material payments under these guarantees.

  The Company also provides guarantees for the benefit of landlords in lease contracts where the lease was assigned to a third party due to the sale of a business which occupied the leased facility. These guarantees extend only the duration of the underlying lease contract. The maximum potential amount of future payments that the Company may be required to make under these guarantees is approximately $47 million in the aggregate. As of December 31, 2002, the Company had accrued approximately $14 million of this amount on its Consolidated Balance Sheet. If the Company were required to make payments under these guarantees, it would have similar recourse against the tenant (third party to which the lease was assigned).

24.  Stockholders' Equity

  CD Common Stock Transactions

  As discussed in Note 3—Acquisitions, the Company issued approximately 59 million shares of CD common stock in connection with the acquisitions of Trendwest (47.4 million shares) and NRT (11.5 million shares) during 2002.

  During 2001, the Company issued approximately 117 million shares of CD common stock in connection with the acquisition of Galileo (discussed in Note 3—Acquisitions), and approximately 61 million shares of CD common stock to settle the purchase contracts underlying the PRIDES in non-cash transactions (discussed in Note 22—Mandatorily Redeemable Trust Preferred Securities Issued by Subsidiary Holding Solely Senior Debentures Issued by the Company). During 2001, the Company also issued 46 million shares of CD common stock at $13.20 per share for aggregate proceeds of approximately $607 million in cash.

  During 2000, Liberty Media Corporation ("Liberty Media") invested a total of $450 million in cash to purchase 24.4 million shares of CD common stock. Additionally, Liberty Media's Chairman purchased one million shares of CD common stock for approximately $17 million in cash during 2000. Liberty Media's Chairman is also a director of the Company.

  During 2002, 2001 and 2000, the Company repurchased $291 million (19.8 million shares), $226 million (12.3 million shares) and $306 million (17.5 million shares), respectively, of CD common stock under the program. As of December 31, 2002, the Company had approximately $171 million remaining availability for repurchases under its board-authorized common share repurchase program.

  Move.com Common Stock Transactions

  During 2000, the Company issued approximately 3.7 million shares of Move.com common stock in exchange for $49 million in cash and a common stock investment then-valued at approximately $40 million. The Company subsequently repurchased 1.6 million of these shares during 2000 for $75 million in cash and a $25 million preferred stock investment. During 2001, the Company repurchased all the remaining outstanding shares of Move.com common stock for $29 million in cash and the transfer of 1.7 million shares of Homestore common stock then-valued at $46 million. There are no shares of Move.com common stock outstanding.

  Accumulated Other Comprehensive Loss

  components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Unrealized Losses on Cash Flow Hedges	Minimum Pension Liability Adjustment	Unrealized Gains (Losses) on Available-for- Sale Securities	Accumulated Other Comprehensive Loss
Balance, January 1, 2000	$(58)	$—	$—	$16	$(42)
Current period change	(107)	—	—	(85)	(192)

Balance, December 31, 2000	(165)	—	—	(69)	(234)
Current period change	(65)	(33)	(21)	89	(30)

Balance, December 31, 2001	(230)	(33)	(21)	20	(264)
Current period change	311	(8)	(37)	(16)	250

Balance, December 31, 2002	$81	$(41)	$(58)	$4	$(14)

  The currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

25.  Stock Plans

  Under its stock plans, the Company may grant stock options, stock appreciation rights, restricted shares and restricted stock units to its employees, including directors and officers of the Company and its affiliates. Options granted under these plans generally have a ten-year term with incremental vesting periods ranging from two to five years. The Company generally grants employee stock options with exercise prices at then-current fair market value. The Company is authorized to grant up to 316 million shares of its common stock under its active stock plans and at December 31, 2002, approximately 148 million shares were available for future grants under the terms of these plans. The Company is also authorized to sell up to 8.5 million shares of its CD common stock to eligible employees under its employee stock purchase plan ("ESPP"). Under the terms of the ESPP, employees may authorize the Company to withhold up to 10% of their compensation from each paycheck for the purchase of CD common stock. For amounts withheld during 2002 and prior periods, the purchase price of the stock was calculated as 85% of the lower of the fair market value of CD common stock on the first or the last trade date of each calendar quarter. During 2002, the Company issued approximately 1.2 million shares under the ESPP, bringing the cumulative issuances up to 2.4 million shares. As of December 31, 2002, approximately 6.1 million shares were available for issuance under the ESPP. For amounts withheld subsequent to December 31, 2002, the purchase price of the stock will be 95% of the fair market value of CD common stock as of the first day of each month.

  During 2002, the Company's Board of Directors accelerated the vesting of certain options previously granted with exercise prices greater than or equal to $15.1875. In connection with such action, approximately 43 million options (with a weighted average exercise price of $19.08), substantially all of which were scheduled to become exercisable by January 2004, became exercisable as of August 27, 2002. In addition, the post-employment exercise period for the modified options was reduced from one year to thirty days. However, if the employee remains employed by the Company through the date on which the option was originally scheduled to become vested, the post-employment exercise period will be one year. The Company's senior executive officers were not eligible for this modification. In accordance with the provisions of the FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)," there was no charge associated with this modification since none of the modified options had intrinsic value because the market price of the underlying CD common stock on August 27, 2002 was less than the exercise price of the modified options.

  The annual activity of the Company's stock option plans consisted of:

	CD common stock
	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	218	$15.82	187	$16.90	183	$15.24
Granted at fair market value	45	17.89	75	11.33	37	19.33
Exercised	(10)	10.35	(28)	9.19	(19)	4.26
Forfeited	(16)	17.59	(16)	18.46	(14)	18.93

Balance at end of year	237	$16.23	218	$15.82	187	$16.90

	Move.com common stock
	2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	6	$18.59	2	$11.59
Granted
Less than fair market value	—	—	1	15.40
Greater than fair market value	—	—	3	24.21
Forfeited	(6)	18.59	—	—

Balance at end of year	—	$—	6	$18.59

  The table below summarizes information regarding the Company's outstanding and exercisable stock options as of December 31, 2002:

	Outstanding Options
				Exercisable Options
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number of Options		Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.01 to $10.00	77	5.2	$8.94	60	$8.81
$10.01 to $20.00	108	6.8	16.88	93	17.36
$20.01 to $30.00	34	5.2	22.48	32	22.50
$30.01 to $40.00	18	4.6	31.92	18	31.93

	237	5.9	$16.23	203	$16.91

  The weighted-average grant-date fair value of CD common stock options granted during 2002, 2001 and 2000 were $8.43, $5.27 and $9.99, respectively. The weighted-average grant-date fair value of Move.com common stock options granted during 2000 was $24.37. The fair values of the Company's stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted in 2002, 2001 and 2000:

	CD common stock			Move.com common stock
	2002	2001	2000	2000
Dividend yield	—	—	—	—
Expected volatility	50.0%	50.0%	55.0%	—
Risk-free interest rate	4.2%	4.4%	5.0%	5.2%
Expected holding period (years)	4.5	4.5	4.7	8.5

  See Note 1—Summary of Significant Accounting Policies for the effect on net income and earnings per share had the Company elected to recognize and measure compensation expense for its stock option grants to its employees based on the fair value method.

26.  Employee Benefit Plans

  Defined Contribution Pension Plans

  The Company sponsors several defined contribution pension plans that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified in the plans. The Company's cost for contributions to these plans was $63 million, $49 million and $19 million during 2002, 2001 and 2000, respectively.

  Defined Benefit Pension Plans

  The Company sponsors domestic non-contributory defined benefit pension plans, which cover certain eligible employees. The majority of the employees participating in these plans are no longer accruing benefits. Additionally, the Company sponsors contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employees' option. Under both the domestic and foreign plans, benefits are based on an employee's years of credited service and a percentage of final average compensation or as otherwise described in the plan. As of December 31, 2002 and 2001, the aggregate projected benefit obligations of these plans were $466 million and $366 million, respectively, and the fair value of the plan assets was $291 million and $270 million, respectively. Accordingly, the plans were underfunded by $175 million and $96 million as of December 31, 2002 and 2001, respectively, primarily due to the downturn in the financial markets and a decline in interest rates. However, the pension liability recorded by the Company (primarily as a component of other non-current liabilities) as of December 31, 2002 and 2001 approximated $158 million and $85 million, respectively, of which approximately $94 million and $34 million, respectively, represents additional minimum pension liability recorded as a charge to other comprehensive income. The Company's policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts the Company determines to be appropriate. During 2002, the Company recorded pension expense of $9 million and the expense recorded during 2001 and 2000 was not material.

  The Company also maintains a health and welfare plan for one of its domestic subsidiaries. As of December 31, 2002 and 2001, the projected benefit obligation of this plan, which was fully accrued for on the Company's Consolidated Balance Sheets (included primarily within other non-current liabilities), was $71 million and $65 million, respectively. During 2002, the Company recorded post-retirement expense of $7 million related to this plan, while such expense recorded during 2001 was not material. The Company did not sponsor this plan in 2000.

27.  Financial Instruments

  Consistent with its risk management policies, the Company manages foreign currency and interest rate risks using derivative instruments. The accounting policies for these derivative instruments is described in Note 1—Summary of Significant Accounting Policies. Following is a description of the Company's risk management policies.

  Foreign Currency Risk

  The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the British pound, Canadian dollar, Australian dollar and Euro. The majority of forward contracts utilized by the Company do not qualify for hedge accounting treatment under SFAS No. 133. The fluctuations in the value of these forward contracts do, however, effectively offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Forward contracts that are used to hedge certain forecasted royalty receipts and forecasted disbursements up to 12 months are designated and do qualify as cash flow hedges. The impact of these forward contracts was not material to the Company's results of operations or financial position, nor is the amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months.

  Interest Rate Risk

  Mortgage Servicing Rights.    The Company's mortgage servicing rights asset is subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrower to prepay the loan. Therefore, the value of MSRs tends to diminish in periods of declining interest rates and increase in periods of rising interest rates. The Company uses a combination of derivative instruments (including option contracts, interest rate swaps and Treasury futures) to offset unexpected changes in fair value on its MSR asset from unexpected changes in fair value that could affect reported earnings. These derivatives are designated as either free-standing derivatives or fair value hedging instruments and recorded at fair value with changes in fair value recorded to current earnings. The change in fair value for the hedged portion of the MSR asset is also recorded to current earnings.

  During 2002 and 2001, the net impact of the Company's derivative activity related to MSRs after giving effect to the offsetting changes in fair value of MSRs was a gain of $115 million and $3 million, respectively. The 2002 amount consists of gains of $48 million to reflect the ineffective portion of the fair value hedges and gains of $68 million resulting from the component of the derivatives' fair value excluded from the assessment of effectiveness (as such amount relates to free-standing derivatives). The 2001 amount consists of losses of $57 million to reflect the ineffective portion of the fair value hedges and gains of $60 million resulting from the component of the derivatives' fair value excluded from the assessment of effectiveness (as such amount relates to free-standing derivatives).

  Other Mortgage Related Assets.    The Company's other mortgage-related assets are subject to interest rate risk created by (i) its commitments to finance mortgages to borrowers who have applied for loan funding and (ii) loans held in inventory awaiting sale into the secondary market. The Company uses derivative instruments (including futures, options and forward delivery contracts) to economically hedge its commitments to fund mortgages. Commitments to fund mortgages and related hedges are classified and accounted for as free-standing derivatives. Accordingly, these positions are recorded at fair value with changes in fair value recorded to current earnings and generally offset the fair value changes recorded relating to the underlying assets. During 2002 and 2001, the net impact of these free-standing derivatives was a gain of $14 million and $5 million, respectively. Such amounts are recorded within net revenues in the Consolidated Statements of Income.

  Interest rate and price risk stemming from loans held in inventory awaiting sale into the secondary market (which are classified on the Company's Consolidated Balance Sheets as mortgage loans held for sale) may be hedged with mortgage forward delivery contracts. These forward delivery contracts effectively fix the forward sales price which will be realized in the secondary market and thereby substantially eliminate the interest rate and price risk to the Company. Such forward delivery contracts, which were classified and accounted for as fair value hedges, had no net impact on the Company's results of operations during 2002 and 2001.

  Debt.    The Company's debt used to finance much of its operations is also exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and instruments with purchased option features. The derivatives used to manage the risk associated with the Company's fixed rate debt were designated as fair value hedges and were perfectly effective resulting in no net impact on the Company's results of operations during 2002 and 2001, except to create the accrual of interest expense at variable rates. The derivatives used to manage the risk associated with the Company's floating rate debt were designated as cash flow hedges. During 2002 and 2001, the Company recorded $8 million and $33 million respectively, of net losses to other comprehensive income. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the derivatives gain or loss from the effectiveness calculation for cash flow hedges during 2002 and 2001 was not material to the Company's results of operations. The amount of losses the Company expects to reclassify from other comprehensive income to earnings during the next 12 months is not material.

  Credit Risk and Exposure

  The Company is exposed to risk in the event of nonperformance by counterparties. The Company manages such risk by periodically evaluating the financial position and creditworthiness of counterparties and spreading its positions among multiple counterparties. The Company presently does not anticipate nonperformance by any of the counterparties and no material loss would be expected from such nonperformance. However, in the event of nonperformance, changes in fair value of the hedging instruments would be reflected in the Consolidated Statements of Income during the period in which the nonperformance occurred. There were no significant concentrations of credit risk with any individual counterparties or groups of counterparties at December 31, 2002 and 2001. Concentrations of credit risk associated with trade receivables are considered minimal due to the Company's diverse customer base. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales.

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

  The carrying amounts and estimated fair values of all financial instruments at December 31, are as follows:

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$126	$126	$1,942	$1,942
Restricted cash	307	307	211	211
Preferred stock investments in related parties	87	87	497	497
Other preferred stock investments and available-for-sale debt securities	125	125	147	147
Debt
Current portion of long-term debt	30	30	401	401
Long-term debt, excluding Upper DECS	5,571	5,554	5,731	5,929
Upper DECS	863	556	863	836
Mandatorily redeemable preferred interest in a subsidiary	375	375	375	375
Derivatives(b)
Foreign exchange forwards	(4)	(4)	(1)	(1)
Interest rate swaps	112	112	64	64
Assets under management and mortgage programs
Restricted cash	354	354	861	861
Mortgage loans held for sale	1,923	1,958	1,244	1,244
Relocation receivables	148	148	156	156
Timeshare contract receivables	401	401	150	150
Mortgage servicing rights	1,380	1,380	1,937	2,074
Derivatives related to mortgage servicing rights	385	385	100	100
Trading securities(a)	274	274	105	105
Available-for-sale debt securities(a)	91	91	136	136
Derivatives(c)
Commitments to fund mortgages	63	63	7	7
Forward delivery commitments	(82)	(82)	22	22
Option contracts	309	309	78	78
Constant maturity treasury floors	124	124	26	26
Liabilities under management and mortgage programs
Debt	12,747	12,796	9,844	9,790
Derivatives(b)
Interest rate swaps	(108)	(108)	(69)	(69)

(a)
Represents retained interests in securitizations.
(b)
Derivative instruments in gain (loss) positions.
(c)
Carrying amounts and gains (losses) on mortgage-related positions are already included in the above balances of mortgage loans held for sale and derivatives related to mortgage servicing rights. Forward delivery commitments are used to manage price risk on sale of all mortgage loans to end investors, including commitments to complete securitizations on loans held by Bishop's Gate.

28.  Related Party Transactions

  The Company has certain relationships with affiliated entities principally to support its business model of growing earnings and cash flow with minimal asset risk. Certain of the Company's officers may serve on the Board of Directors of these entities, but in no instances do they constitute a majority of the Board. The Company's consolidation policy can be found in Note 1—Summary of Significant

  Accounting Policies. The following tables present summarized financial data of the Company's related parties as discussed in more detail below:

  Income Statement Data

	Year Ended December 31,
	2002	2001	2000
Revenues	$187	$375	$511
Expenses
Operating	193	155	—
Marketing and reservation	16	66	1
Non-program related depreciation and amortization	7	18	14
Restructuring and other unusual charges	—	85	—
Non-program interest expense, net	(5)	—	—

  Balance Sheet Data

	December 31,
	2002	2001
Assets
Receivables, net	$15	$39
Other current assets	17	37
Franchise agreements, net	—	802
Other intangibles, net	—	29
Other non-current assets(a)	255	620
Liabilities
Accounts payable and other current liabilities	$—	$42
Deferred income—long-term	—	2

(a)
Includes preferred stock investments of $87 million and $497 million at December 31, 2002 and 2001, respectively.

  Cash Flow Data (Investing Activities)

	Year Ended December 31,
	2002	2001	2000
Purchases of non-marketable securities	$—	$(98)	$(73)
Net assets acquired and acquisition related payments	(323)	(1,020)	(76)

  Following is a description of each of these relationships, including the Company's investments in such entities.

  Trip Network, Inc.

  During March 2001, the Company funded the creation of Trip Network, Inc. ("Trip Network"), formerly Travel Portal, Inc., with a contribution of assets valued at approximately $20 million in exchange for all of the common and preferred stock of Trip Network. The Company unilaterally transferred all of the common shares of Trip Network to the Hospitality Technology Trust ("HTT") and retained the preferred stock of Trip Network and warrants to purchase up to 28,250 shares of Trip Network's common stock. Trip Network provides travel services to both the Company's franchisees as well as non-franchisees and, as such, the Company's initial contribution of the Trip Network common stock to HTT supported the Company's lodging franchise business model whereby the Company endeavored to avoid direct competition with its franchisees for the sale of transient hotel rooms. HTT is an independent technology trust that is controlled by three independent trustees who are not officers, directors or employees of Cendant or relatives of officers, directors or employees of Cendant. HTT was established in 1997 for purposes of enhancing and promoting the use of advanced technology for the Company's lodging brands, its beneficiaries, including providing financial and technology support services and investing in Internet related activities for the benefit of its beneficiaries. The hotel franchise chains have agreed to link their brand and property Web sites to Trip.com because of, for among other reasons, their beneficial interest in HTT. A hotel franchise chain is not required to make any contributions to Trip Network in order for the franchisee's brand and property to be included on Trip Network's Web site. Trip Network earns a commission on all hotel rooms sold on its Web site, including those sold by the Company's hotel franchise chains, at market rates ranging from 8 to 10%. Management believes that the enhanced functionality for the brand and property Web pages to be provided by Trip.com links will help build customer loyalty and avoid the problem of viewers leaving the brand and property Web sites for the sites of competitors. Additionally, management believes that the aggregate links of all franchisee properties create critical mass and Web-traffic for Trip Network, further enhancing its ability to be successful. If Trip Network is successful, then management believes the common shares will likely appreciate in value. The liquidation of shares (representing HTT's equity stake, which approximates 20% of Trip Network's common stock on a fully diluted basis) will provide HTT with further resources to pursue its stated objectives.

  In 2001, the Company contributed $85 million, including $45 million in cash and 1.5 million shares of Homestore common stock then-valued at $34 million, to Trip Network for the purpose of pursuing the development of an online travel business for the benefit of certain of its current and future franchisees. This arrangement is consistent with the Company's strategy of creating a single platform to research and develop Internet related products within an integrated business plan. Since the Company did not have the in-house expertise to develop new technology for Internet Web sites, the Company outsourced the development of certain Internet assets and Web-site features to Trip Network through the existing arrangement. Since the advance is repayable to the Company only if the development results in the achievement of certain financial results, such amount was expensed by the Company during 2001 and is included as a component of restructuring and other unusual charges in the Consolidated Statement of Income. As of December 31, 2002, none of the financial results that would have caused the repayment of this advance had been achieved.

  During October 2001, the Company entered into two separate lease and licensing agreements with Trip Network, whereby Trip Network was granted a license to operate the online businesses of Trip.com, Inc. and Cheap Tickets (both wholly-owned subsidiaries of the Company) and a lease or sublease, as applicable, to all the assets of these companies necessary to operate such businesses. The Trip.com license agreement has a one-year term and is renewable at Trip Network's option for 40 additional one-year periods. The Cheaptickets.com license agreement has a 40-year term. Under these agreements, the Company receives a license fee of 3% of revenues generated by Trip.com and Cheaptickets.com during the term of the agreements. The royalty rate was negotiated with and approved by Trip Network's board of directors. The Company proposed this royalty rate based upon market rate analysis of similar licensing type agreements. In connection with this agreement, the Company also received warrants to purchase up to 46,000 shares of Trip Network common stock, which are exercisable, at the Company's option, at a price of $0.01 per share, upon the achievement of certain financial results beginning in October 2003 or upon a change of control of Trip Network. The warrants were also negotiated with and approved by Trip Network's board of directors. During 2002, the Company recognized $3 million of revenue in connection with this agreement. During 2001, the revenue recorded by the Company in connection with this agreement was not material.

  Also during October 2001, the Company entered into a travel services agreement with Trip Network, whereby the Company provides Trip Network with call center services. In addition, the Company processes and supports Trip Network's booking and fulfillment of travel transactions and provides travel-related products and services to maintain and develop relationships, discounts and favorable commissions with travel vendors. For these services, the Company receives a fee of cost plus an applicable mark-up (6%), which was determined based upon an examination of profit margins in the travel agency industry. During 2002, the Company recognized $5 million of revenue in connection with this agreement. During 2001, the revenue recorded by the Company in connection with this agreement was not material.

  Additionally, during October 2001, the Company entered into a 40-year global distribution services subscriber agreement with Trip Network, whereby the Company provides all global distribution services for Trip Network. Pursuant to such agreement, the Company, through its Galileo subsidiary, receives payments from airlines, car rental agencies and hoteliers each time Trip Network books a reservation using the Galileo global distribution system. As it is normal and customary for a global distribution system provider to pay incentive fees to a travel agency, the Company prepaid Trip Network $42 million as compensation for booking segments through Galileo. Accordingly, on the date of commitment, the Company recorded an asset of $42 million for prepaid incentive fees, which is being amortized over 40 years, and a related credit in accounts payable and other current liabilities as the Company did not disburse the cash until January 2002. Such amount was mutually agreed to and represented the projected discounted amount of incentive fees that the Company expected to pay Trip Network over the term of the 40-year licensing agreement. The Company benefited from such prepayment by receiving a discount on the lump sum payment of incentive fees upon consummation of the contract rather than paying a portion of the incentive fee in advance and a portion of the incentive fee as segments are booked. Amortization of the asset is calculated in direct proportion to the expected cash flow benefits. During 2002, amortization recorded by the Company relating to this prepaid asset was $1 million. The amortization recorded by the Company during 2001 was not material. As of December 31, 2002 and 2001, the prepaid asset approximated $41 million and $42 million, respectively, and was included within other non-current assets on the Consolidated Balance Sheets.

  The preferred stock investment, which is convertible into approximately 80% of Trip Network's common stock on a fully diluted basis, is non-voting and accounted for using the cost method. The preferred stock investment is not convertible prior to March 31, 2003, except upon a change of control of Trip Network. As of December 31, 2002 and 2001, the Company's preferred equity interest in Trip Network approximated $17 million. During the years ended December 31, 2002 and 2001, the Company did not record any dividend income relating to its preferred equity interest in Trip Network. The warrants are exercisable, at the Company's option, upon the achievement of certain financial results beginning on March 31, 2003 or upon a change of control of Trip Network at an exercise price of $0.01 per share. As of December 31, 2002, none of the financial results which would cause the warrants to be exercisable had been achieved. The Company is not obligated or contingently liable for any debt incurred by Trip Network.

  Management is currently engaged in discussions with the trustees of HTT to negotiate the Company's acquisition of the common stock of Trip Network, which is expected to occur during second quarter 2003. The consolidation of Trip Network upon acquisition will not have a material impact on the Company's consolidated results of operations or any trends related thereto.

  FFD Development Company, LLC

  Prior to the Company's acquisition of Fairfield Resorts, Inc. ("Fairfield") in April 2001, Fairfield operated its own property acquisition, planning, design and construction functions. These functions were transferred by Fairfield to FFD Development Company LLC ("FFD") immediately prior to the Company's acquisition of Fairfield, along with Fairfield employees who were responsible for these functions. FFD was created by Fairfield to acquire real estate for construction of vacation ownership units that are sold to Fairfield upon completion. Given the extensive knowledge of Fairfield's standards and specifications as it related to the procurement of property and the planning and construction of timeshares, the Company continued to rely on the relationship between Fairfield and FFD throughout 2002 and 2001. However, the Company continued to penetrate the timeshare industry in 2002 with its acquisitions of Trendwest and Equivest Finance, Inc. and, as a result, developed the ability to integrate FFD into the Cendant timeshare businesses in a manner that would be both effective and cost beneficial. Accordingly, on February 3, 2003, the Company acquired all of the common equity interests of FFD (see Note 31—Subsequent Events). Therefore, FFD will be included within the Company's consolidated results of operations and financial position beginning on February 4, 2003.

  Upon creation of FFD, Fairfield contributed approximately $60 million of timeshare inventory and $4 million of cash to FFD in exchange for all of the common and preferred equity interests of FFD. Fairfield then contributed all the common equity interests of FFD to an independent trust, FFD Trust, and retained a convertible preferred equity interest in FFD and a warrant to purchase FFD's common equity.    In connection with the Company's acquisition of Fairfield, the Company (through its Fairfield subsidiary) acquired the preferred equity interest, which approximated $70 million and $59 million as of December 31, 2002 and 2001, respectively, and the warrant to purchase a common equity interest in FFD. The convertible preferred equity interest is convertible at any time. The warrant is not exercisable until April 2004 except upon the occurrence of specified events, including the Company's conversion of more than half of the preferred equity interest into common equity interests. The warrant is exercisable in whole or in increments of 25% upon payment in cash or in kind of an amount per percentage of common interest exercised, which is equal to the lower of 80% of the book value per common interest as of April 2, 2001 and 90% of the book value per common interest as of the warrant exercise date. During 2002 and 2001, the Company recognized dividend income on its preferred interest of $11 million and $6 million, respectively, which was paid-in-kind on a quarterly basis based on an 18% annual return on its preferred equity interest in FFD. The dividend rate was agreed upon in FFD's amended operating agreement among Fairfield, FFD and FFD Trust. Upon the conversion of such preferred equity interests and the exercise of such warrant, the Company would own approximately 75% of FFD's common equity interests on a fully diluted basis. Although the Company has effective control over FFD and, therefore, should consolidate FFD, the Company has accounted for its investment in FFD using the cost method. The difference between applying the cost method of accounting and consolidation is not material to the Company's consolidated results of operations, cash flows or financial position.

  Under the development contracts with FFD, the Company was obligated to purchase resort properties from FFD. However, the Company was not obligated to purchase the resort properties until construction was completed to the contractual specifications, a certificate of occupancy was delivered and clear title was obtained. During 2002 and 2001, the Company purchased $87 million and $40 million, respectively, of timeshare interval inventory and land from FFD and, as of December 31, 2002, was obligated to purchase an additional $224 million (approximately $149 million of which was estimated to be payable within the next 12 months). FFD was obligated to finance, plan, design and construct vacation ownership units according to Fairfield's specifications and deliver those units according to an agreed schedule and at agreed purchase prices. The schedule and prices allowed for FFD to charge cost plus an applicable mark-up, which was 16.3% and 17.4% in 2002 and 2001, respectively, including the sale of land. Such fee arrangement was provided for in the operating agreement between Fairfield and FFD. During 2002 and 2001, such fees approximated $13 million and $7 million, respectively, and were included within operating expenses on the Company's Consolidated Statements of Income. The purchase price, which included FFD's fee, was agreed upon by Fairfield and FFD based upon the cost of construction. The delivery date was agreed upon by Fairfield and FFD based upon the time necessary to complete construction and when Fairfield required the completed inventory for sale and deeding to its customers. As is customary in "build to suit" agreements, when the Company contracted with FFD for the development of a property, the Company issued a letter of credit for up to 20% of its purchase price for such property. Drawing under all such letters of credit was only permitted if the Company failed to meet its obligation under any purchase commitment. As of December 31, 2002, approximately $36 million of such letters of credit were outstanding, under which there were no drawings. As of December 31, 2001, the Company had not issued any such letters of credit. The Company also leased office space to FFD and provided various services to FFD (including general management services, information and technology support and human resources administration) in exchange for a fee, which approximated $7 million and $5 million during 2002 and 2001, respectively.

  Pursuant to the operating agreement, Fairfield had the right to appoint three persons to the six person board of managers of FFD and the remaining three members were appointed by the FFD Trust. As of

  December 31, 2002, the Company was not obligated or contingently liable for any obligations incurred by FFD.

  Trilegiant Corporation

  On July 2, 2001, the former management of the Company's individual membership businesses (Cendant Membership Services and Cendant Incentives subsidiaries) purchased 100% of the common stock of a newly-created company, Trilegiant Corporation ("Trilegiant"), for $2.7 million in cash. Trilegiant operates membership-based clubs and programs and other incentive-based programs through an outsourcing arrangement with the Company whereby the Company outsourced its individual membership and loyalty businesses to Trilegiant. The Company entered into this outsourcing arrangement with Trilegiant on July 2, 2001 whereby the Company retained substantially all of the assets and liabilities of the existing membership business outsourced under the arrangement and licensed Trilegiant the right to market products utilizing the Company's intellectual property to new members. Accordingly, the Company continues to collect membership fees from, and is obligated to provide membership benefits to, members of the Company's individual membership business that existed as of July 2, 2001 (referred to as "existing members"), including their renewals and Trilegiant provides fulfillment services (including collecting cash, paying commissions, processing refunds, providing membership services and benefits and maintaining specified service level standards) for these members in exchange for a servicing fee pursuant to the Third Party Administrator agreement, which is cost plus 10%. Furthermore, Trilegiant collects the membership fees from, and is obligated to provide membership benefits to, any members who joined the membership based clubs and programs and all other incentive programs subsequent to July 2, 2001 (referred to as "new members") and recognizes the related revenue and expenses. Similar to the Company's other franchise businesses, the Company receives a royalty from Trilegiant on all future revenue (over the 40-year term of the license agreement) generated by the new members (initially 5% beginning in third quarter 2002 and increasing to approximately 16% over 10 years).

  During 2002 and 2001, the Company expensed $179 million and $128 million, respectively, of servicing fees relating to this outsourcing arrangement, of which the Company paid Trilegiant $166 million and $106 million, respectively, and owed Trilegiant $13 million and $22 million as of December 31, 2002 and 2001, respectively. The amounts expensed were included as a component of operating expense within the Company's Consolidated Statements of Income.

  During 2002 and 2001, the Company collected $240 million and $183 million, respectively, of membership fees from Trilegiant in connection with membership renewals by the existing members and as of December 31, 2002 and 2001, Trilegiant owed the Company an additional $19 million and $29 million, respectively, of such fees collected on the Company's behalf. During 2002, the Company recorded $7 million of royalty revenue related to Trilegiant's members, of which the Company collected $3 million from Trilegiant during 2002 and as of December 31, 2002, Trilegiant owed the Company $4 million. The Company also recognized approximately $23 million and $8 million of revenues during 2002 and 2001, respectively, related to travel agency services provided to Trilegiant in connection with the provision of fulfillment services to members of the travel-related clubs and programs.

  As referred to above, Trilegiant is licensing and/or leasing from the Company the assets of the Company's individual membership business in order to service these members and also to obtain new members. The assets licensed to Trilegiant include various tradenames, trademarks, logos, service marks, and other intellectual property relating to its membership business. Upon expiration of the licensing term (40 years), Trilegiant will have the option to purchase any or all of the intellectual property licenses at their then-fair market values. Real property owned by the Company was leased to Trilegiant on a monthly basis at rates that approximated the Company's depreciation expense. In connection with the licensing and leasing arrangements, the Company recognized $21 million and $9 million of revenue during 2002 and 2001, respectively, of which Trilegiant paid the Company $19 million and $7 million, respectively, and owed the Company $2 million as of December 31, 2002 and 2001.

  In connection with the foregoing arrangements, the Company advanced approximately $100 million in cash and $33 million of prepaid assets to Trilegiant to support their marketing activities and also made a $20 million convertible preferred stock investment in Trilegiant. The Company also received warrants to purchase up to 2.1 million shares of Trilegiant's common stock. The Company accounted for the entire advance to Trilegiant as a prepaid expense at the date of advance. The purpose of the advance was to help Trilegiant fund qualified marketing costs associated with obtaining new members whose revenue would become subject to royalties paid to the Company. The Company expenses such advance as Trilegiant incurs qualified marketing expenses pursuant to the terms of the advance. During 2002 and 2001, the Company expensed $16 million and $66 million, respectively, of the advance, which is recorded as a component of marketing and reservation expenses within the Company's Consolidated Statements of Income. As of December 31, 2002 and 2001, the remaining balance of this prepaid expense approximated $51 million and $67 million, respectively, of which approximately $17 million and $16 million were classified within other current assets and approximately $34 million and $51 million were classified within other non-current assets on the Company's Consolidated Balance Sheets. The Company's preferred stock investment is mandatorily redeemable and, therefore, classified as an available-for-sale debt security and accounted for at fair value. The preferred stock investment is convertible, at any time at the Company's option, into approximately 32% of Trilegiant's common stock on a fully diluted basis (after giving effect to non-cash dividends of approximately $3 million received from Trilegiant during 2002). The Company is entitled to receive a 12% cumulative non-cash dividend annually through July 2006 on its preferred stock investment and also entitled to vote its stock on an as-converted basis in proportion to its ownership percentage with the holders of the common stock on all matters. During third quarter 2001, the Company wrote-off the entire $20 million preferred stock investment due to operating losses incurred by Trilegiant and the fact that this entity had relatively thin common equity capitalization since inception. Such amount is included as a component of operating expenses in the Company's Consolidated Statement of Income. The warrants are exercisable, at the Company's option, at an exercise price of $0.01 per share, upon the achievement of certain business valuations ranging from $200 million to $750 million, into a majority ownership interest in Trilegiant. As of December 31, 2002, none of the business valuations that would have caused the warrants to be currently exercisable had been achieved.

  The Company also provides Trilegiant with a $35 million revolving line of credit under which advances are at the sole and unilateral discretion of the Company. As of December 31, 2002, Trilegiant had not drawn on this line.

  During August 2001, Trilegiant entered into marketing agreements with a third party, whereby Trilegiant provided certain marketing services to the third party in exchange for a commission. As part of its royalty arrangement with Trilegiant, the Company receives 13% of the commissions paid by the third party to Trilegiant. During 2002, the Company recognized $9 million of revenues in connection with these marketing agreements, of which Trilegiant paid the Company $6 million and owed the Company $3 million on December 31, 2002. The Company did not recognize any revenues during 2001 in connection with these marketing agreements. In connection with these marketing agreements, the Company provided Trilegiant with a $75 million loan facility bearing interest at a rate of 9% under which the Company advanced funds to Trilegiant for marketing performed by Trilegiant on behalf of the third party. As of December 31, 2002 and 2001, the outstanding loan balance under this facility was $57 million and $24 million, respectively. Such amount is accounted for as a note receivable and included in other non-current assets on the Company's Consolidated Balance Sheets. The Company evaluates the collectibility of the note at the end of each reporting period. The Company will collect the receivable as commissions are received by Trilegiant from the third party. The Company recognized $5 million of non-cash interest income within net non-program related interest expense on the Consolidated Statement of Income in connection with amounts outstanding under this facility during 2002, which is also reflected as a note receivable and included in other non-current assets on the Company's Consolidated Balance Sheets at December 31, 2002.

  Trilegiant's Board of Directors is comprised of three directors elected by the Trilegiant management (as the common shareholders) and three directors elected by the Company (as the sole preferred shareholder). The Company is not obligated or contingently liable for any debt incurred by Trilegiant.

  NRT Incorporated

  As discussed in Note 3—Acquisitions, on April 17, 2002, the Company purchased all the outstanding common stock of NRT from Apollo Management. L.P. ("Apollo"). Accordingly, NRT has been included in the Company's consolidated results of operations and financial position since April 17, 2002. Prior to the Company's acquisition of NRT, the Company maintained a preferred stock investment in NRT and NRT operated as a joint venture between the Company and Apollo that acquired independent real estate brokerages, converted them to one of the Company's real estate brands and operated the brand under a 50-year franchise agreement with the Company.

  Reflected on the Company's Consolidated Balance Sheet as of December 31, 2001 were the following amounts associated with the Company's relationship with NRT prior to its acquisition:

Amount
Franchise agreements(a)	$802
Other intangible assets(b)	29
Preferred stock investment(c)	384

(a)
Represents franchise agreements recorded in connection with the Company's commitment to participate in acquisitions made by NRT.
(b)
Represents other intangible assets resulting from the acquisition of mortgage operations through NRT. Such mortgage operations were immediately integrated into the Company's existing mortgage operations.
(c)
Included within the other non-current assets line item on the Company's Consolidated Balance Sheet. Such preferred stock was non-voting and mandatorily redeemable. Therefore, the investment was classified as an available-for-sale debt security and accounted for at fair value.

  Reflected in the Company's Consolidated Statements of Income within net revenues are the following amounts associated with the Company's relationship with NRT prior to its acquisition:

	Year Ended December 31,
	2002(a)	2001	2000
Royalty and marketing fees	$66	$220	$198
Real estate referral fees(b)	9	37	25
Dividend income	10	27	17
Gain on sale of preferred stock(c)	—	—	10
Other fees(d)	16	16	—

(a)
From the period January 1, 2002 through April 17, 2002 (the date of acquisition of NRT by the Company).
(b)
Represents fees received in connection with clients referred to NRT by the Company's relocation business.
(c)
Represents a gain recognized by the Company on the sale of $1 million (922 shares) of NRT preferred stock.
(d)
Primarily represents fees paid by NRT in connection with the partial termination of franchise agreements under which NRT operated brokerage offices under the Company's ERA (2002) and Century 21 (2001) real estate brands.

  Also reflected in the Company's Consolidated Statements of Income within non-program related depreciation and amortization expense was $7 million, $18 million and $14 million of amortization expense during 2002, 2001 and 2000, respectively, which was recorded by the Company prior to its acquisition of NRT.

  Tax Services of America, Inc.

  On January 18, 2002, the Company acquired all the common stock of TSA for $4 million. Accordingly, TSA has been included in the Company's consolidated results of operations and financial position since January 18, 2002. Prior to the Company's acquisition of TSA, the Company maintained a preferred stock investment in TSA and TSA operated as a joint venture between the Company and two of its Jackson Hewitt subsidiary franchisees for the purpose of acquiring independent tax practices and converting them into Jackson Hewitt franchisees. In 1999, the Company initially funded TSA with 80 tax preparation locations and $5 million in cash in exchange for a non-voting preferred stock investment. Simultaneously with the Company's contribution to TSA, the Company's joint venture partners contributed a total of 40 tax preparation locations to TSA in exchange for shares of common stock of TSA. As of December 31, 2001, the Company's Consolidated Balance Sheet, within the other non-current assets line item, reflected a preferred stock investment in TSA in the amount of $37 million, which was accounted for using the cost method. Reflected in the Company's Consolidated Statements of Income within net revenues is $9 million and $6 million during 2001 and 2000, respectively, of revenue generated from the Company's relationship with TSA. Revenues recorded by the Company during 2002 prior to its acquisition of TSA on January 18, 2002 were de minimis.

  Avis Group Holdings, Inc.

  As discussed in Note 3—Acquisitions, on March 1, 2001, the Company purchased all the outstanding common stock of Avis. Accordingly, Avis has been included in the Company's consolidated results of operations and financial position since March 1, 2001. Prior to the Company's acquisition of Avis, the Company maintained both a common and preferred equity interest in Avis and licensed its Avis® trademark to Avis pursuant to a license agreement. The Company's common stock investment in Avis, which approximated $128 million, and the Company's preferred equity interest, which approximated $394 million, were included as components of Cendant's net investment in Avis upon consummation of the acquisition.

  Reflected in the Company's Consolidated Statements of Income within net revenues are the following amounts associated with the Company's relationship with Avis prior to its acquisition:

	Year Ended December 31,
	2001(a)	2000
Royalty fees	$16	$103
Reservation and data processing fees	17	116
Dividend income	—	19
Equity in earnings	5	17

(a)
From the period January 1, 2001 through March 1, 2001 (the date of acquisition of Avis by the Company).

  Homestore, Inc.

  The Company's relationship with Homestore is primarily limited to its equity ownership interest. The Company has a number of commercial agreements with Homestore, which are not material to the Company. In connection with the write-down during 2001, this investment is recorded at zero as of December 31, 2002 and 2001, respectively (see Note 4—Dispositions of Businesses and Note 5—Impairment of Investments).

  Entertainment Publications, Inc.

  The Company retains approximately 15% of the common equity ownership in Entertainment Publications, Inc., the remaining common equity of which was sold by the Company in 1999. As of December 31, 2002 and 2001, the Company's investment of $5 million and $2 million, respectively, was accounted for using the equity method and is included within its Corporate and Other segment. The Company has no other commitments relating to this investment. On November 21, 2002, Entertainment Publications, Inc. entered into a definitive agreement to merge with a third party unrelated to the Company (see Note 31—Subsequent Events).

29.  Segment Information

  Management evaluates each segment's performance based upon earnings before non-program interest, income taxes, non-program depreciation and amortization, minority interest and, in 2001, equity in Homestore. Such measure is then adjusted to exclude items that are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific ("Adjusted EBITDA"). Management believes such discussions are the most informative representation of how management evaluates performance. However, the Company's presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

  A description of the services provided within each of the Company's five reportable segments is as follows:

  Real Estate Services

  The Real Estate Services segment franchises the Company's three residential and one commercial real estate brands, operates real estate brokerages, provides home buyers with mortgages, title and closing services and facilitates employee relocations. The Company licenses the owners and operators of independent real estate brokerage businesses to use its brand names. Operational and administrative services are provided to franchisees, which are designed to increase franchisee revenue and profitability. Such services include advertising and promotions, referrals, training and volume purchasing discounts. As an owner operator of real estate brokerages, the Company acts as a real estate broker, recruiting agents to assist home buyers and sellers in listing, marketing, selling and finding homes. Mortgage services includes the origination, sale and servicing of residential mortgage loans. The Company markets a variety of mortgage products to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and other mortgage banks. The Company customarily sells all mortgages it originates to investors while generally retaining mortgage servicing rights. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, and otherwise administering the Company's mortgage loan servicing portfolio. Title and closing services include title search procedures for title insurance policies, homesale escrow and closing services including ordering appraisal, flood and credit reports. Title search activities do not include underwriting the title insurance policies. Relocation services are provided to client corporations for the transfer of their employees. Such services include appraisal, inspection and selling of transferees' homes, providing home equity advances to transferees (generally guaranteed by the corporate customer), purchasing of a transferee's home, certain home management services, assistance in locating a new home for the transferee at the transferee's destination, consulting services and other related services. The transferee's home is purchased under a contract of sale and the Company obtains a deed to the property; however, it does not generally record the deed or transfer title. Transferring employees are provided equity advances on the home based on their ownership equity of the appraised home value. The mortgage is generally retired concurrently with the advance of the equity and the purchase of the home. Based on its client agreements, the Company is given parameters under which it negotiates for the ultimate sale of the home. The gain or loss on resale is generally borne by the client corporation. In certain transactions, the Company will assume the risk of loss on the sale of homes; however, in such transactions, the Company will control all facets of the resale process, thereby limiting its exposure.

  Hospitality

  The Hospitality segment markets and sells vacation ownership interests, provides consumer financing to individuals purchasing these interests, franchises the Company's nine lodging brands, facilitates the sale and exchange of vacation ownership intervals and markets vacation rental properties in Europe. As a provider of vacation and timeshare exchange services, the Company enters into affiliation agreements with resort property owners/developers to allow owners of weekly timeshare intervals to trade their owned weeks with other subscribers. As a franchiser of guest lodging facilities, the Company licenses the independent owners and operators of hotels to use its brand names. Operation and administrative services are provided to franchisees, which include access to a national reservation system, national advertising and promotional campaigns, co-marketing programs and volume purchasing discounts.

  Travel Distribution

  The Travel Distribution segment provides global distribution and computer reservation services, offers travel agency services and provides travel marketing information to airline clients. The Company provides scheduling and ticketing services and fare and other information to global travel agencies, Internet travel sites, corporations and individuals to assist them with the placement of airline, car rental and hotel reservations. Such services are provided through the use of a computerized reservation system. The Company also provides airline, car rental, hotel and other travel reservation and fulfillment services to members of its timeshare exchange programs and members of certain of Trilegiant's programs. Further, the Company provides hotels, car rental businesses and tour/leisure travel operators, including Internet travel companies, with access to reservation systems and processing.

  Vehicle Services

  The Vehicle Services segment operates and franchises the Avis and Budget car rental brands and provides fleet management and fuel card services. The Company owns and operates the Avis and Budget car rental franchise systems and franchises vehicle rentals to business and leisure travelers. The Company also provides fleet and fuel card related products and services to corporate clients and government agencies. These services include management and leasing of vehicles, fuel card payment and reporting and other fee-based services for clients' vehicle fleets. The Company leases vehicles primarily to corporate fleet users under open-end operating and direct financing lease arrangements where the customer bears substantially all of the vehicle's residual value risk. In limited circumstances, the Company leases vehicles under closed-end leases where the Company bears all of the vehicle's residual value risk.

  Financial Services

  The Financial Services segment provides financial institution enhancement products and insurance-based and loyalty solutions, operates and franchises tax preparation services and provides a variety of membership programs through an outsourcing arrangement with Trilegiant (as discussed in Note 28—Related Party Transactions). The Company affiliates with business partners, such as leading financial institutions and retailers, to offer membership as an enhancement to their credit card customers. The Company also markets and administers insurance products, primarily accidental death and dismemberment insurance and term life insurance, and provides services such as checking account enhancement packages, various financial products and discount programs, to financial institutions, which, in turn, provide these services to their customers. The Company franchises tax preparation services through its Jackson Hewitt brand name. The Company, through its relationship with Trilegiant Corporation, also provides consumers with a variety of membership programs offering discounted products and services in such areas as retail shopping, auto, dining, home improvement and credit information.

  Year Ended December 31, 2002

	Real Estate Services	Hospitality	Travel Distribution	Vehicle Services
Net revenues(a)	$4,687	$2,180	$1,695	$4,175
Adjusted EBITDA	853	625	524	408
Non-program depreciation and amortization	113	96	92	64
Segment assets exclusive of assets under programs	4,786	4,680	4,088	5,160
Assets under management and mortgage programs	3,928	685	—	10,395
Capital expenditures	74	67	97	100
	Financial Services	Corporate and Other(b)	Total
Net revenues(a)	$1,325	$26	$14,088
Adjusted EBITDA	449	(98)	2,761
Non-program depreciation and amortization	65	36	466
Segment assets exclusive of assets under programs	1,615	560	20,889
Assets under management and mortgage programs	—	—	15,008
Capital expenditures	27	34	399

  Year Ended December 31, 2001

	Real Estate Services	Hospitality	Travel Distribution	Vehicle Services(c)
Net revenues(a)	$1,859	$1,522	$437	$3,322
Adjusted EBITDA	939	513	108	290
Non-program depreciation and amortization	116	119	26	102
Segment assets exclusive of assets under programs(d)	3,826	2,957	3,854	4,260
Assets under management and mortgage programs	3,573	222	—	8,073
Capital expenditures	41	70	22	74
	Financial Services	Corporate and Other(b)	Total
Net revenues(a)	$1,402	$71	$8,613
Adjusted EBITDA	310	(73)	2,087
Non-program depreciation and amortization	73	41	477
Segment assets exclusive of assets under programs(d)	1,611	3,858	20,366
Assets under management and mortgage programs	—	—	11,868
Capital expenditures	64	58	329

  Year Ended December 31, 2000

	Real Estate Services	Hospitality	Travel Distribution	Vehicle Services(c)
Net revenues(a)	$1,461	$918	$99	$230
Adjusted EBITDA	752	385	10	169
Non-program depreciation and amortization	103	80	2	21
Segment assets exclusive of assets under programs(d)	3,262	1,906	22	1,292
Assets under management and mortgage programs	2,861	—	—	—
Capital expenditures	39	38	1	1
	Financial Services	Corporate and Other(b)	Total
Net revenues(a)	$1,380	$232	$4,320
Adjusted EBITDA	373	(104)	1,585
Non-program depreciation and amortization	59	56	321
Segment assets exclusive of assets under programs(d)	1,525	2,884	10,891
Assets under management and mortgage programs	—	—	2,861
Capital expenditures	74	39	192

(a)
Inter-segment net revenues were not significant to the net revenues of any one segment
(b)
Includes the results of operations of the Company's non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.
(c)
Net revenues and Adjusted EBITDA include the equity in earnings from the Company's investment in Avis of $5 million and $17 million in 2001 and 2000, respectively. Segment assets at December 31, 2000 also include such equity method investment, which approximated $132 million.
(d)
Excludes assets of discontinued operations.

  Provided below is a reconciliation of Adjusted EBITDA to income (loss) before income taxes, minority interest and equity in Homestore.

	Year Ended December 31,
	2002	2001	2000
Adjusted EBITDA	$2,761	$2,087	$1,585
Non-program related depreciation and amortization	(466)	(477)	(321)
Other (charges) credits:
Acquisition and integration related costs	(285)	(112)	—
Litigation and related costs	(103)	(86)	(2)
Restructuring and other unusual charges	14	(379)	(109)
Mortgage servicing rights impairment	—	(94)	—
Non-program related interest, net	(262)	(252)	(152)
Gains on dispositions of businesses	—	443	37
Losses on dispositions of businesses	—	(26)	(45)
Impairment of investments	—	(441)	—

Income before income taxes, minority interest and equity in Homestore	$1,659	$663	$993

  The geographic segment information provided below is classified based on the geographic location of the Company's subsidiaries.

	United States	United Kingdom	All Other Countries	Total
2002
Net revenues	$12,329	$389	$1,370	$14,088
Total assets	33,233	860	1,804	35,897
Net property and equipment	1,611	50	119	1,780
2001
Net revenues	$7,842	$240	$531	$8,613
Total assets(a)	30,198	831	1,205	32,234
Net property and equipment	1,268	38	88	1,394
2000
Net revenues	$3,955	$161	$204	$4,320
Total assets(a)	13,026	604	122	13,752
Net property and equipment	672	27	36	735

(a)
Excludes assets of discontinued operations.

30.  Selected Quarterly Financial Data—(unaudited)

  Provided below is selected unaudited quarterly financial data for 2002 and 2001. The underlying diluted per share information is calculated from the weighted average common and common stock equivalents outstanding during each quarter, which may fluctuate based on quarterly income levels, market prices and share repurchases. Therefore, the sum of the quarters' per share information may not equal the total year amounts presented on the Consolidated Statements of Income.

	2002
	First(a)	Second(b)	Third(c)	Fourth(d)
Net revenues	$2,616	$3,784	$3,839	$3,849

Adjusted EBITDA	$662	$799	$636	$664

Income from continuing operations	315	266	253	247
Income from discontinued operations, net of tax	27	24	—	—
Loss on disposal from discontinued operations, net of tax	—	(256)	—	—
Extraordinary losses on early extinguishments of debt, net of tax	—	(27)	(3)	—

Net income	$342	$7	$250	$247

CD common stock per share information:
Basic
Income from continuing operations	$0.32	$0.26	$0.24	$0.24
Net income	$0.35	$0.01	$0.24	$0.24
Weighted average shares	979	1,023	1,039	1,034
Diluted
Income from continuing operations	$0.31	$0.25	$0.24	$0.24
Net income	$0.34	$0.01	$0.24	$0.24
Weighted average shares	1,018	1,053	1,058	1,045
CD common stock market prices:
High	$19.99	$19.03	$15.66	$12.88
Low	$15.35	$15.15	$10.75	$9.04

(a)
Income from continuing operations includes $11 million ($7 million, after tax or $0.01 per diluted share) of litigation settlement and related costs.
(b)
Income from continuing operations includes charges of $207 million ($127 million, after tax or $0.12 per diluted share) primarily related to the acquisition and integration of NRT Incorporated (principally consisting of pendings and listings amortization) and $8 million ($5 million, after tax) of litigation settlement and related costs.
(c)
Income from continuing operations includes charges of $56 million ($34 million, after tax or $0.03 per diluted share) primarily related to the acquisition and integration of NRT Incorporated (principally consisting of pendings and listings amortization) and $7 million ($5 million, after tax) of litigation settlement and related costs.
(d)
Income from continuing operations includes charges of $22 million ($14 million, after tax or $0.01 per diluted share) primarily related to the acquisition and integration of NRT Incorporated (principally consisting of pendings and listings amortization) and $119 million ($75 million, after tax or $0.07 per diluted share) of litigation settlement and related costs, partially offset by (i) a credit of $42 million ($26 million, after tax or $0.02 per diluted share) related to the recovery under the Company's directors' and officers' liability insurance policy in connection with derivative actions arising from former CUC related litigation and (ii) non-cash credits of $14 million ($9 million, after tax or $0.01 per diluted share) related to changes in the original estimates of costs to be incurred in connection with the Company's restructuring initiatives undertaken during 2001 as a result of the September 11, 2001 terrorist attacks.

	2001
	First(a)	Second(b)	Third(c)	Fourth(d)
Net revenues	$1,411	$2,319	$2,389	$2,494

Adjusted EBITDA	$418	$556	$570	$543

Income (loss) from continuing operations	$261	$220	$186	$(326)
Income from discontinued operations, net of tax	16	22	24	19
Cumulative effect of accounting changes, net of tax	(38)	—	—	—

Net income (loss)	$239	$242	$210	$(307)

CD common stock per share information:
Basic
Income (loss) from continuing operations	$0.30	$0.26	$0.22	$(0.33)
Net income (loss)	$0.28	$0.29	$0.25	$(0.31)
Weighted average shares	790	851	857	978
Diluted
Income (loss) from continuing operations	$0.28	$0.25	$0.21	$(0.33)
Net income (loss)	$0.26	$0.27	$0.23	$(0.31)
Weighted average shares	830	905	912	978
CD common stock market prices:
High	$14.76	$20.37	$21.53	$19.81
Low	$9.625	$13.89	$11.03	$12.04
Move.com common stock per share information:
Basic
Income (loss) from continuing operations	$10.41	$(0.63)
Net income	10.34	(0.63)
Weighted average shares	2	1
Diluted
Income (loss) from continuing operations	$10.13	$(0.63)
Net income	10.07	(0.63)
Weighted average shares	3	1

(a)
Income from continuing operations includes gains of $438 million ($263 million, after tax or $0.32 per diluted share) related to the dispositions of businesses and a non-cash credit of $14 million ($9 million, after tax or $0.01 per diluted share) in connection with an adjustment to the PRIDES settlement. Such amounts were partially offset by charges of (i) $95 million ($62 million, after tax or $0.07 per diluted share) to fund an irrevocable contribution to the Real Estate Technology Trust, (ii) $85 million ($56 million, after tax or $0.07 per diluted share) related to the funding of Trip Network Inc., (iii) $25 million ($15 million, after tax or $0.02 per diluted share) for litigation settlement and related costs, (iv) $7 million ($5 million, after tax or $0.01 per diluted share) related to a non-cash contribution to the Cendant Charitable Foundation, (v) $8 million ($5 million, after tax or $0.01 per diluted share) related to the acquisition and integration of Avis and (vi) a loss of $3 million ($2 million, after tax) related to the dispositions of businesses.
(b)
Income from continuing operations includes $9 million ($5 million, after tax or $0.01 per diluted share) of litigation settlement and related costs.
(c)
Income from continuing operations includes charges of $77 million ($50 million, after tax or $0.05 per diluted share) related to the September 11, 2001 terrorist attacks and $9 million ($6 million, after tax or $0.01 per diluted share) of litigation settlement and related costs.
(d)
Income from continuing operations includes charges of (i) $116 million ($73 million, after tax or $0.07 per diluted share) in connection with restructuring and other initiatives undertaken as a result of the September 11, 2001 terrorist attacks, (ii) $104 million ($65 million, after tax or $0.07 per diluted share) related to the acquisition and integration of Galileo and Cheap Tickets, Inc., (iii) $94 million ($55 million, after tax or $0.06 per diluted share) related to the impairment of the Company's mortgage servicing rights asset, (iv) $58 million ($37 million, after tax or $0.04 per diluted share) for litigation settlement and related costs, (v) $441 million ($265 million, after tax or $0.27 per diluted share) related to impairment of certain of the Company's investments and (vi) losses of $23 million related to the dispositions of non-strategic businesses. Such amounts were partially offset by a gain of $5 million ($3 million, after tax) related to the dispositions of non-strategic businesses.

31.  Subsequent Events

  On January 13, 2003, the Company issued $2.0 billion of senior unsecured notes for net proceeds of $1.97 billion, of which $1.2 billion will mature in January 2013 and bear interest at 7.375% and

  $800 million will mature in January 2008 and bear interest at 6.25%. These notes are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future unsecured senior indebtedness.

  On January 28, 2003, the Company completed a tender offer to purchase the outstanding 7 3/4% notes due December 1, 2003. Approximately $717 million principal amount of the outstanding 7 3/4% notes was tendered for aggregate cash payment of $750 million. In addition, during January 2003, the Company repurchased, in the open market, $20 million of its 7 3/4% notes for $21 million in cash.

  During January and February 2003, the Company repurchased $338 million of its zero coupon convertible debentures for $339 million in cash.

  During January 2003, the Company repurchased $37 million of its 11% senior subordinated notes with a face value of $33 million for $37 million in cash.

  During January and February 2003, the Company repurchased approximately 6.7 million shares of its CD common stock under the board-authorized share repurchase program for approximately $77 million in cash.

  On February 3, 2003, the Company acquired the common interests of FFD for approximately $27 million in cash. As part of the acquisition, the Company also assumed approximately $58 million of FFD's debt. This acquisition was not significant to the Company's results of operations, financial position or cash flows.

  On February 19, 2003, the Company's PHH subsidiary issued $1.0 billion of unsecured term notes for net proceeds of $988 million, of which $600 million will mature in March 2013 and bear interest at 7.125% and $400 million will mature in March 2008 and bear interest at 6%.

* * * *

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q/A for the quarterly period ended March 31, 2000 dated July 28, 2000).
3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q/A for the quarterly period ended March 31, 2000 dated July 28, 2000).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
4.2	Indenture between the Company and The Bank of Nova Scotia Trust Company of New York, as Trustee, dated as of February 24, 1998 (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 filed on January 29, 1998).
4.3	Form of 7 3/4% Global Note (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 4, 1998).
4.4	Form of 6 7/8% Note due 2006 (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed on November 2, 2001).
4.5	Indenture, dated as of January 13, 2003 between Cendant Corporation and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to the Company's Current Report on Form 8-K dated January 17, 2003).
4.6	Form of 7.375% Senior Note due 2013 and Form of 6.250% Senior Note due 2008 (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated January 17, 2003).
4.7	Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.0 to PHH Corporation's Current Report on Form 8-K dated December 12, 2000).
4.8	Supplemental Indenture No. 1 dated as of November 6, 2000 to the Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report on Form 8-K dated December 12, 2000).
4.9	Supplemental Indenture No. 3 dated as of May 30, 2002 to the Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report on Form 8-K dated June 4, 2002).
4.10	Form of 6.000% Note due 2008 (Incorporated by reference to Exhibit 4.4 of PHH Corporation's Current Report on Form 8-K dated February 24, 2003).
4.11	Form of 7.125% Note due 2013 (Incorporated by reference to Exhibit 4.5 of PHH Corporation's Current Report on Form 8-K dated February 21, 2003).
4.12	Indenture dated as of February 13, 2001 between the Company and The Bank of New York, as Trustee (pursuant to which Zero Coupon Senior Convertible Contingent Debt Securities (the "CODES") due 2021 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 20, 2001).

4.13	First Supplemental Indenture dated as of June 13, 2001 to the Indenture dated as of February 13, 2001 between Cendant Corporation and The Bank of New York, as Trustee (pursuant to which the CODES due 2021 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 13, 2001).
4.14	Form of Zero Coupon Senior Convertible Contingent Debt Securities due 2021 (included in Exhibit 4.10).
4.15	Resale Registration Rights Agreement between Cendant Corporation and Goldman, Sachs & Co. dated as of May 4, 2001 (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on July 20, 2001).
4.16	Purchase Agreement (including as Exhibit A the form of the Warrant for the Purchase of Shares of Common Stock), dated December 15, 1999, between Cendant Corporation and Liberty Media Corporation (Incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 filed on February 4, 2000).
4.17	Resale Registration Rights Agreement dated as of February 13, 2001 between the Company and Lehman Brothers Inc. (Incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
4.18(a)	Indenture dated as of May 4, 2001 between the Company and The Bank of New York, as Trustee (pursuant to which the Zero Coupon Convertible Debentures due 2021 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 10, 2001).
4.18(b)	First Supplemental Indenture, dated as of May 1, 2002 to the Indenture dated as of May 4, 2001 between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated May 1, 2002).
4.19	Form of 11% Senior Subordinated Note due 2009 of Avis Group Holdings. (Included in Exhibit 4.23(a).
4.20	Fourth Supplemental Indenture dated as of July 27, 2001 to the Indenture dated as of February 24, 1998, between Cendant Corporation and The Bank of Nova Scotia Trust Company of New York, as Trustee (pursuant to which the Senior Notes (making up a portion of the Upper DECS) were issued) (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated July 31, 2001).
4.21	Indenture dated as of November 27, 2001 between Cendant Corporation and the Bank of Nova Scotia Trust Company of New York, as Trustee (pursuant to which the 3 7/8% Convertible Senior Debentures Due 2011 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated December 6, 2001).
4.22	Form of 3 7/8% Convertible Senior Debenture due 2011 (included in Exhibit 4.20).
4.23	Registration Rights Agreement dated as of November 27, 2001 between Cendant Corporation and J. P. Morgan Securities (relating to the 3 7/8% Convertible Senior Debentures Due 2011) (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on February 25, 2002).
4.24(a)	Indenture dated as of June 30, 1999 among Avis Group Holdings, Inc., the Subsidiary Guarantors and The Bank of New York, as Trustee (Incorporated by reference to Avis Group Holdings, Inc.'s Registration Statement on Form S-4 dated August 31, 1999).

4.24(b)	Supplemental Indenture dated as of April 2, 2001 to the Indenture dated as of June 30, 1999 among Avis Group Holdings, Inc., the Subsidiary Guarantors and The Bank of New York, as Trustee (pursuant to which the 11% Senior Subordinated Notes due 2009 were issued) (Incorporated by reference to Avis Group Holdings, Inc.'s Current Report on Form 8-K dated April 13, 2001).
4.25	Forward Purchase Contract Agreement, dated as of July 27, 2001, between Cendant Corporation and Bank One Trust Company, National Association, as Forward Purchase Contract Agent (relating to the Upper DECS) (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated July 31, 2001).
4.26	Form of Upper DECS Certificate (included in Exhibit 4.25).
4.27	Form of Senior Note (included in Exhibit 4.20).
4.28	Pledge Agreement, dated as of July 27, 2001, among Cendant Corporation, The Chase Manhattan Bank, as Collateral Agent, and Bank One Trust Company, National Association, as Forward Purchase Contract Agent (relating to the Upper DECS) (Incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K dated July 31, 2001).
4.29	Exchange and Registration Rights Agreement, dated August 13, 2001, between Cendant Corporation and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Credit Lyonnais Securities (USA) Inc., The Royal Bank of Scotland Plc, Scotia Capital (USA) Inc., The Williams Capital Group, L.P. and Tokyo-Mitsubishi International Plc (relating to the 6.875% Notes Due 2006) (Incorporated by reference to Exhibit 4.3 the Company's Registration Statement on Form S-4 filed on November 2, 2001).
4.30	PHH Corporation $443 million Note Purchase Agreement dated as of May 3, 2002 (incorporated by reference to Exhibit 4.1 of PHH Corporation's Form 10-Q for the quarterly period ended June 30, 2002 dated August 14, 2002).
4.31	Form of PHH Corporation Internotes (Incorporated by reference to PHH Corporation's Form 10-K for the year ended December 31, 2002).
10.1(a)	Agreement with Henry R. Silverman, dated June 30, 1996 and as amended through December 17, 1997 (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).
10.1(b)	Amendment to Agreement with Henry R. Silverman, dated December 31, 1998 (Incorporated by reference to Exhibit 10.1(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.1(c)	Amendment to Agreement with Henry R. Silverman, dated August 2, 1999 (Incorporated by reference to Exhibit 10.1(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 dated March 1, 2000).
10.1(d)	Amendment to Agreement with Henry R. Silverman, dated May 15, 2000 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 dated November 14, 2000).
10.1(e)	Amended and Extended Employment Agreement dated as of July 1, 2002 by and between Cendant Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on November 4, 2002).
10.2(a)	Agreement with Stephen P. Holmes, dated September 12, 1997 (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).

10.2(b)	Amendment to Agreement with Stephen P. Holmes, dated January 11, 1999 (Incorporated by reference to Exhibit 10.2(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.2(c)	Amendment to Agreement with Stephen P. Holmes, dated January 3, 2001 (Incorporated by reference to Exhibit 10.2(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 dated April 1, 2002).
10.3(a)	Agreement with James E. Buckman, dated September 12, 1997 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).
10.3(b)	Amendment to Agreement with James E. Buckman, dated January 11, 1999 (Incorporated by reference to Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.3(c)	Amendment to Agreement with James E. Buckman, dated January 3, 2001. (Incorporated by reference to Exhibit 10.3(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 dated April 1, 2002).
10.4	Employment Agreement with Richard A. Smith, dated June 2, 2001 (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 dated April 1, 2002).
10.5	Agreement with Samuel L. Katz, amended and restated June 5, 2000 (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).
10.6	Employment Agreement with Kevin M. Sheehan, dated March 1, 2001 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on From 10-Q for the quarterly period ended March 31, 2001 dated May 11, 2001).
10.7(a)	1987 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.16 to the Company's Form 10-Q for the quarterly period ended October 31, 1996).
10.7(b)	Amendment to 1987 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).
10.8	Galileo International 1999 Equity and Performance Incentive Plan (Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-64738, dated October 2, 2001).
10.9	Trendwest Resorts, Inc. 1997 Employee Stock Option Plan (Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-89686, dated June 3, 2002).
10.10	1994 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1996).
10.11(a)	1997 Stock Option Plan (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997).
10.11(b)	Amendment to 1997 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.11(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.11(c)	Amendment to 1997 Stock Option Plan dated March 19, 2002.
10.12(a)	1997 Stock Incentive Plan (Incorporated by reference to Appendix E to the Joint Proxy Statement/ Prospectus included as part of the Company's Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).

10.12(b)	Amendment to 1997 Stock Incentive Plan dated March 27, 2000 (Incorporated by reference to Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).
10.12(c)	Amendment to 1997 Stock Incentive Plan dated March 28, 2000 (Incorporated by reference to Exhibit 10.12(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).
10.12(d)	Amendment to 1997 Stock Incentive Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.12(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.13(a)	HFS Incorporated's Amended and Restated 1993 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to HFS Incorporated's Registration Statement on Form S-8, Registration No. 33-83956).
10.13(b)	First Amendment to the Amended and Restated 1993 Stock Option Plan dated May 5, 1995 (Incorporated by reference to Exhibit 4.1 to HFS Incorporated's Registration Statement on Form S-8, Registration No. 33-094756).
10.13(c)	Second Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(b) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).
10.13(d)	Third Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(c) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).
10.13(e)	Fourth Amendment to the Amended and Restated 1993 Stock Option Plan dated May 20, 1996 (Incorporated by reference to Exhibit 4.5 to HFS Incorporated's Registration Statement on Form S-8, Registration No. 333-06733).
10.13(f)	Fifth Amendment to the Amended and Restated 1993 Stock Option Plan dated July 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).
10.13(g)	Sixth Amendment to the Amended and Restated 1993 Stock Option Plan dated September 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).
10.13(h)	Seventh Amendment to the Amended and Restated 1993 Stock Option Plan dated as of April 30, 1997 (Incorporated by reference to Exhibit 10.17(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.13(i)	Eighth Amendment to the Amended and Restated 1993 Stock Option Plan dated as of May 27, 1997 (Incorporated by reference to Exhibit 10.17(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
10.14	HFS Incorporated's 1992 Incentive Stock Option Plan and Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.6 to HFS Incorporated's Registration Statement on Form S-1, Registration No. 33-51422).
10.15(a)	1997 Employee Stock Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-45183, dated January 29, 1998).
10.15(b)	Amendment to 1997 Employee Stock Plan dated January 3, 2001.
10.16(a)	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29,1999).
10.16(b)	1999 Directors Deferred Compensation Plan.

10.16(c)	Amendment to Certain Stock Plans.
10.17	1999 Broad-Based Employee Stock Option Plan, including the Third Amendment dated March 19, 2002, Second Amendment dated April 2, 2001 and First amendment dated March 29, 1999.
10.18	Three Year Competitive Advance and Revolving Credit Agreement dated as of December 10, 2002 among Cendant Corporation, as Borrower, the lenders referred to therein, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and The Bank of Nova Scotia, Citibank, N.A. and Barclays Bank Plc, as Co-Documentation Agents (Incorporated by reference to the Company's Current Report on Form 8-K filed on December 11, 2002).
10.19	Two-Year Competitive Advance and Revolving Credit Agreement dated March 4, 1997, as amended and restated through February 21, 2002, among PHH Corporation, the lenders parties thereto, and The Chase Manhattan Bank, as Administrative Agent. (Incorporated by reference to PHH Corporation's Current Report on Form 8-K filed on February 21, 2002).
10.20(a)	Five-year Competitive Advance and Revolving Credit Agreement dated March 4, 1997 as amended and restated through February 28, 2000, among PHH Corporation, the Lenders and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.24(b) to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 1999).
10.20(b)	Amendment to the Five year Competitive Advance and Revolving Credit Agreement, dated as of February 22, 2001, among PHH Corporation, the financial institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.25(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).
10.20(c)	Amendment to the Five year Competitive Advance and Revolving Credit Agreement, dated as of February 21, 2002, among PHH Corporation, the financial institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.21	Agreement and Plan of Merger by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp. and Avis Group Holdings, Inc., dated as of November 11, 2000 (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 filed on November 14, 2000).
10.22	The Company's 1999 Non-Employee Directors Deferred Compensation Plan (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 dated March 1, 2000).
10.23	Agreement and Plan of Merger, dated as of June 15, 2001 among the Company, Galaxy Acquisition Corp. and Galileo International, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 15, 2001).
10.24	Remarketing Agreement, dated as of July 27, 2001, among Cendant Corporation, Bank One Trust Company, National Association, as Forward Purchase Contract Agent, and Salomon Smith Barney Inc., as Remarketing Agent (relating to the Upper DECS) (Incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K dated July 31, 2001).
10.25	Agreement and Plan of Merger by and among Cendant Corporation, Diamondhead Corporation and CheapTickets, Inc. dated August 13, 2001 (Incorporated by reference to Exhibit 99(D)(6) of the Company's Schedule TO filed on August 24, 2001).

10.26	Agreement and Plan of Merger by and among Cendant Corporation, Grand Slam Acquisition Corp. and Fairfield Communities, Inc. dated as of November 1, 2000 (Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 filed November 14, 2000).
10.27	Outsourcing Agreement by and among Cendant Corporation, Cendant Membership Services Holdings Subsidiary, Inc., Cendant Membership Services, Inc. and Trilegiant Corporation dated as of July 2, 2001 (Incorporated by reference to the Company's Current Report on Form 8-K filed on July 10, 2001).
10.28	Loan Agreement, dated as of July 30, 1997, between AESOP Leasing Corp. II, as borrower, AESOP Leasing Corp., as permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).
10.29	Master Motor Vehicle Finance Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing L.P., as lessor, Avis Rent A Car System, Inc., as lessee, individually and as the administrator, and Avis Rent A Car, Inc., as guarantor. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).
10.30	Master Motor Vehicle Operating Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing Corp. II, as lessor, Avis Rent A Car System, Inc., individually and as the administrator, certain Eligible Rental Car Companies, as lessees, and the Avis Rent A Car, Inc., as guarantor. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).
10.31	Supplemental Indenture No. 1, dated as of July 31, 1998, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and the Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.32	Amendment No. 1, dated as of July 31, 1998, to Loan Agreement, dated as of July 30, 1997 between AESOP Leasing L.P., as borrower, and AESOP Funding II L.L.C., as lender. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.33	Amended and Restated Loan Agreement, dated as of September 15, 1998, among AESOP Leasing L.P., as borrower, PV Holding Corp., as a permitted nominee of the borrower, Quartz Fleet Management, Inc., as a permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.34	Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of September 15, 1998, among AESOP Leasing L.P., as lessor, Avis Rent A Car System, Inc., individually and as Administrator, certain Eligible Rental Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.35	Supplemental Indenture No. 2, dated as of September 15, 1998, to Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and the Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.36	Amended and Restated Administration Agreement, dated as of September 15, 1998, AESOP Funding II L.L.C., AESOP Leasing L.P., AESOP Leasing Corp. II, Avis Rent A Car System, Inc., as Administrator and The Bank of New York, as Trustee. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).

10.37	The Amended and Restated Series 1998-1 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 1998-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.38	The Amended and Restated Series 2000-2 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.39	The Amended and Restated Series 2000-4 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-4 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.40	The Amended and Restated Series 2001-2 Supplement, dated as of June, 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2001-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.41	Series 2002-1 Supplement, dated as of July 25, 2002, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2002-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002).
10.42	Amended and Restated Series 2002-2 Supplement, dated as of November 22, 2002, among AESOP Funding II L.L.C., as issuer, Avis Rent A Car System, Inc., as servicer, JPMorgan Chase Bank, as administrative agent, certain CP Conduit Purchasers, certain Funding Agents, certain APA banks, and The Bank of New York, as trustee and Series 2002-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002).
10.43	Amended and Restated Series 2002-4 Supplement, dated as of November 22, 2002, among AESOP Funding II L.L.C., as issuer, Avis Rent A Car System, Inc., as servicer, JPMorgan Chase Bank, as administrative agent, certain CP Conduit Purchasers, certain Funding Agents, certain APA Banks, and The Bank of New York, as trustee and Series 2002-4 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002).
10.44	Base Indenture dated as of June 30, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank, as Indenture Trustee. (Incorporated by reference to Greyhound Funding LLC's Amendment to its Registration Statement on Form S-1, File No. 333-40708, filed on March 19, 2001).*

10.45	Supplemental Indenture No. 1 dated as of October 28, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank, as Indenture Trustee, to the Base Indenture dated as of June 30, 1999. (Incorporated by reference to Greyhound Funding LLC's Amendment to its Registration Statement on Form S-1, File No. 333-40708, filed on March 19, 2001).*
10.46	Series 2001-1 Indenture Supplement between Greyhound Funding LLC and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 25, 2001 (Incorporated by reference to Greyhound Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2001).*
10.47	Series 2002-1 Indenture Supplement, between Chesapeake Funding LLC (formerly known as Greyhound Funding LLC), as issuer and JPMorgan Chase Bank, as indenture trustee, dated as of June 10, 2002. (Incorporated by reference to Chesapeake Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2002).
10.48	Series 2002-2 Indenture Supplement, between Chesapeake Funding LLC (formerly known as Greyhound Funding LLC), as issuer and JPMorgan Chase Bank, as indenture trustee, dated as of December 16, 2002. (Incorporated by reference to Chesapeake Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2002).
10.49	Series 1999-3 Indenture Supplement among Greyhound Funding LLC, PHH Vehicle Management Services, LLC, as Administrator, certain CP Conduit Purchasers, certain APA Banks, certain Funding Agents and The Chase Manhattan Bank, as Administrative Agent and Indenture Trustee, dated as of October 28, 1999. (Incorporated by reference to Greyhound Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2001).*
10.50	Second Amended and Restated Mortgage Loan Purchase and Servicing Agreement, dated as of October 31, 2000 among the Bishop's Gate Residential Mortgage Trust, Cendant Mortgage Corporation, Cendant Mortgage Corporation, as Servicer and PHH Corporation. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.51	Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Services Corporation and Cendant Mobility Financial Corporation. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.52	Receivables Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Financial Corporation and Apple Ridge Services Corporation. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.53	Transfer and Servicing Agreement dated as of April 25, 2000 by and between Apple Ridge Services Corporation, Cendant Mobility Financial Corporation, Apple Ridge Funding LLC and Bank One, National Association. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.54	Master Indenture among Apple Ridge Funding LLC, Bank One, National Association and The Bank Of New York dated as of April 25, 2000. (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.55	Master Indenture and Servicing Agreement dated as of August 29, 2002 by and among Sierra Receivables Funding Company, LLC, as Issuer, Fairfield Acceptance Corporation-Nevada, as Master Servicer and Wachovia Bank, National Association, as Trustee and as Collateral Agent (Incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 filed on November 4, 2002).

10.56	Series 2002-1 Supplement to Master Indenture and Servicing Agreement dated as of August 29, 2002 among Sierra Receivables Funding Company, LLC, as Issuer, Fairfield Acceptance Corporation-Nevada, as Master Servicer and Wachovia Bank, National Association, as Trustee and as Collateral Agent (Incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 filed on November 4, 2002).
10.57	Master Loan Purchase Agreement dated as of August 29, 2002 among Fairfield Acceptance Corporation-Nevada, as Seller, Fairfield Resorts, Inc., as Co-Originator, Fairfield Myrtle Beach, Inc., as Co-Originator, each VB Subsidiary referred to therein, each VB Partnership referred to therein and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 filed on November 4, 2002).
10.58	Series 2002-1 Supplement dated as of August 29, 2002 to Master Loan Purchase Agreement dated as of August 29, 2002 among Fairfield Acceptance Corporation-Nevada, as Seller, Fairfield Resorts, Inc., as Co-Originator, Fairfield Myrtle Beach, Inc., as Co-Originator, each VB Subsidiary referred to therein, each VB Partnership referred to therein and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 filed on November 4, 2002).
10.59	Master Loan Purchase Agreement dated as of August 29, 2002 between Trendwest Resorts, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 filed on November 4, 2002).
10.60	Series 2002-1 Supplement dated as of August 29, 2002 to Master Loan Purchase Agreement dated as of August 29, 2002 between Trendwest Resorts, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 filed on November 4, 2002).
10.61	Master Loan Purchase Agreement dated as of August 29, 2002 between EFI Development Funding, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 filed on November 4, 2002).
10.62	Series 2002-1 Supplement dated as of August 29, 2002 to Master Loan Purchase Agreement dated as of August 29, 2002 between EFI Development Funding, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 filed on November 4, 2002).
10.63	Master Pool Purchase Agreement dated as of August 29, 2002 between Sierra Deposit Company, LLC, as Depositor and Sierra Receivables Funding Company, LLC, as Issuer (Incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 filed on November 4, 2002).
10.64	Series 2002-1 Supplement dated as of August 29, 2002 to Master Pool Purchase Agreement dated as of August 29, 2002 between Sierra Deposit Company, LLC, as Depositor and Sierra Receivables Funding Company, LLC, as Issuer (Incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 filed on November 4, 2002).

10.65	Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation and Cherokee Acquisition Corporation dated as of August 22, 2002 (Incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 filed on November 4, 2002).
10.66	First Amendment to Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation and Cherokee Acquisition Corporation dated as of September 10, 2002 (Incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 filed on November 4, 2002).
10.67	Series 2002-2 Supplement dated as of September 12, 2002 to the Amended and Restated Base Indenture dated as of July 30, 1997 among Aesop Funding II, L.L.C., Avis Rent A Car System, Inc., JPMorgan Chase Bank, Certain CP Conduit Purchasers, Certain Funding Agents, Certain APA Banks and The Bank of New York, as Trustee (incorporated by reference to Avis Group Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).
10.68	Code of Ethics of Cendant Corporation.
10.69	Second Amended and Restated Mortgage Loan Repurchase and Servicing Agreement dated as of December 16, 2002 among Sheffield Receivables Corporation, as Purchaser, Barclays Bank Plc, New York Branch, as Administrative Agent, Cendant Mortgage Corporation, as Seller and Servicer and PHH Corporation, as Guarantor (Incorporated by reference to PHH Corporation's Form 10-K for the year ended December 31, 2002).
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of Registrant.
23	Consent of Deloitte & Touche LLP.
99	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Greyhound Funding LLC is now known as Chesapeake Funding LLC.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT CONSTITUTING PART OF SECTION 10(A) PROSPECTUS FOR FORM S-8 REGISTRATION STATEMENTS
TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
PART II
CRITICAL ACCOUNTING POLICIES
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
PART III
PART IV
SIGNATURES
CERTIFICATIONS
INDEPENDENT AUDITORS' REPORT
Cendant Corporation and Subsidiaries CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share data)
Cendant Corporation and Subsidiaries CONSOLIDATED BALANCE SHEETS (In millions, except share data)
Cendant Corporation and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in millions, except per share amounts)
EXHIBIT INDEX