Form 10-Q
period 2003-03-31
CENDANT CORP
filed 2003-05-09
CIK 723612

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
Commission File No. 1-10308

Cendant Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0918165 (I.R.S. Employer Identification Number)

9 West 57th Street New York, NY (Address of principal executive office)	10019 (Zip Code)

(212) 413-1800
(Registrant's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

 The number of shares outstanding of the Registrant's common stock was 1,018,518,986 shares as of April 30, 2003.

Cendant Corporation and Subsidiaries

Table of Contents

FORWARD-LOOKING STATEMENTS

 Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

  •
  terrorist attacks, such as the September 11, 2001 terrorist attacks on New York City and Washington, D.C., other attacks, acts of war or measures taken by governments in response thereto may negatively affect the travel industry and our financial results and could also result in a disruption in our business;

  •
  the effect of economic or political conditions or any outbreak or escalation of hostilities on the economy on a national, regional or international basis and the impact thereof on our businesses;

  •
  the effects of a decline in travel, due to political instability, war, pandemic illness, adverse economic conditions or otherwise, on our travel related businesses;

  •
  the effects of a decline in the volume or value of U.S. existing home sales, due to adverse economic changes or otherwise, on our real estate related businesses;

  •
  the effects of changes in current interest rates, particularly on our real estate franchise, real estate brokerage and mortgage businesses and on our financing costs;

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

  •
  our ability to reduce quickly our substantial technology costs and other overhead costs in response to a reduction in revenue, particularly in our computer reservations, global distribution systems, vehicle rental and real estate brokerage businesses;

  •
  our ability to provide fully integrated disaster recovery technology solutions in the event of a disaster;

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

  •
  competitive and pricing pressures in the travel industry, including the vehicle rental and global distribution services industries;

  •
  changes, if any, in the vehicle manufacturer repurchase arrangements in our Avis and Budget vehicle rental business;

  •
  the performance of Trilegiant Corporation, which is anticipated to be included in our consolidated results as of July 1, 2003 despite our limited ability to control the operations of Trilegiant;

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
New York, New York

 We have reviewed the accompanying consolidated condensed balance sheet of Cendant Corporation and subsidiaries (the "Company") as of March 31, 2003, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

 We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 2003 (March 3, 2003 as to the subsequent events described in Note 31), we expressed an unqualified opinion (and included an explanatory paragraph with respect to the adoption of the non-amortization provisions for goodwill and other indefinite lived intangible assets, the modification of the accounting treatment relating to securitization transactions and the accounting for derivative instruments and hedging activities and the revision of certain revenue recognition policies, as discussed in Note 1 to the consolidated financial statements) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
New York, New York
May 8, 2003

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenues
Service fees and membership, net	$2,758	$1,709
Vehicle-related	1,267	889
Other	69	18

Net revenues	4,094	2,616

Expenses
Operating	2,012	862
Vehicle depreciation, lease charges and interest, net	597	500
Marketing and reservation	408	322
General and administrative	333	270
Non-program related depreciation and amortization	129	105
Non-program related interest, net:
Interest expense, net	79	65
Early extinguishment of debt	48	—
Litigation and related costs, net	8	11
Acquisition and integration related costs:
Amortization of pendings and listings	3	—
Other	7	—

Total expenses	3,624	2,135

Income before income taxes and minority interest	470	481
Provision for income taxes	155	164
Minority interest, net of tax	6	2

Income from continuing operations	309	315
Income from discontinued operations, net of tax	—	27

Net income	$309	$342

Earnings per share
Basic
Income from continuing operations	$0.30	$0.32
Net income	0.30	0.35
Diluted
Income from continuing operations	$0.30	$0.31
Net income	0.30	0.34

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$580	$126
Restricted cash	324	307
Receivables, net	1,558	1,457
Deferred income taxes	342	334
Other current assets	906	1,134

Total current assets	3,710	3,358
Property and equipment, net	1,751	1,780
Deferred income taxes	1,067	1,115
Goodwill	10,768	10,699
Other intangibles, net	2,445	2,464
Other non-current assets	1,106	1,359

Total assets exclusive of assets under programs	20,847	20,775

Assets under management and mortgage programs:
Restricted cash	371	354
Mortgage loans held for sale	1,711	1,923
Relocation receivables	250	239
Vehicle-related, net	10,282	10,052
Timeshare-related, net	954	675
Mortgage servicing rights, net	1,422	1,380
Derivatives related to mortgage servicing rights	224	385
Mortgage-backed securities	106	114

	15,320	15,122

Total assets	$36,167	$35,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other current liabilities	$4,077	$4,287
Current portion of long-term debt	52	30
Deferred income	647	680

Total current liabilities	4,776	4,997
Long-term debt, excluding Upper DECS	5,840	5,571
Upper DECS	863	863
Deferred income	314	320
Other non-current liabilities	704	692

Total liabilities exclusive of liabilities under programs	12,497	12,443

Liabilities under management and mortgage programs:
Debt	12,748	12,747
Deferred income taxes	1,018	1,017

	13,766	13,764

Mandatorily redeemable preferred interest in a subsidiary	375	375

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	—	—
CD common stock, $.01 par value—authorized 2 billion shares; issued 1,240,695,927 and 1,238,952,970 shares	12	12
Additional paid-in capital	10,096	10,090
Retained earnings	3,567	3,258
Accumulated other comprehensive income (loss)	4	(14)
CD treasury stock, at cost—218,153,249 and 207,188,268 shares	(4,150)	(4,031)

Total stockholders' equity	9,529	9,315

Total liabilities and stockholders' equity	$36,167	$35,897

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2003	2002
Operating Activities
Net income	$309	$342
Adjustments to arrive at income from continuing operations	—	(27)

Income from continuing operations	309	315
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-program related depreciation and amortization	129	105
Amortization of pendings and listings	3	—
Deferred income taxes	140	(1)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(12)	(104)
Income taxes	(9)	100
Accounts payable and other current liabilities	(331)	(253)
Payment of stockholder litigation settlement liability	—	(1,660)
Deferred income	(39)	(80)
Other, net	126	133

Net cash provided by (used in) operating activities exclusive of management and mortgage programs	316	(1,445)

Management and mortgage programs:
Vehicle depreciation	428	428
Amortization and impairment of mortgage servicing rights	197	124
Unrealized (gain) loss on mortgage servicing rights and related derivatives	(63)	6
Origination of mortgage loans	(13,398)	(9,017)
Proceeds on sale of and payments from mortgage loans held for sale	13,610	9,332

	774	873

Net cash provided by (used in) operating activities	1,090	(572)

Investing Activities
Property and equipment additions	(97)	(53)
Proceeds from stockholder litigation settlement trust	—	1,410
Net assets acquired, net of cash acquired, and acquisition-related payments	(81)	(239)
Other, net	135	(4)

Net cash provided by (used in) investing activities exclusive of management and mortgage programs	(43)	1,114

Management and mortgage programs:
Investment in vehicles	(5,849)	(3,499)
Payments received on investment in vehicles	5,196	3,149
Origination of timeshare receivables	(313)	(172)
Principal collection of timeshare receivables	332	155
Equity advances on homes under management	(1,079)	(1,295)
Repayment on advances on homes under management	1,067	1,354
Additions to mortgage servicing rights	(227)	(219)
Cash received (paid) on derivatives related to mortgage servicing rights	212	(73)
Proceeds from sales of mortgage servicing rights	—	11
Other, net	8	4

	(653)	(585)

Net cash provided by (used in) investing activities	(696)	529

Financing Activities
Proceeds from borrowings	2,650	—
Principal payments on borrowings	(2,401)	(491)
Issuances of common stock	32	63
Repurchases of common stock	(152)	(57)
Other, net	(64)	(5)

Net cash provided by (used in) financing activities exclusive of management and mortgage programs	65	(490)

Management and mortgage programs:
Proceeds from borrowings	7,086	2,518
Principal payments on borrowings	(6,584)	(3,052)
Net change in short-term borrowings	(471)	195
Other, net	(13)	(3)

	18	(342)

Net cash provided by (used in) financing activities	83	(832)

Effect of changes in exchange rates on cash and cash equivalents	(23)	(6)
Cash used in discontinued operations	—	(19)

Net increase (decrease) in cash and cash equivalents	454	(900)
Cash and cash equivalents, beginning of period	126	1,942

Cash and cash equivalents, end of period	$580	$1,042

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.     Summary of Significant Accounting Policies

  Basis of Presentation
  The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Cendant Corporation and its subsidiaries (collectively, the "Company"), as well as affiliates in which the Company directly or indirectly has a controlling financial interest. In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

  The Company segregates the financial data related to its management and mortgage programs as such activities are autonomous and distinct from the Company's other activities. Assets classified under management and mortgage programs are assets generated in the operations of the Company's vehicle rental, vehicle management, relocation, mortgage services and vacation ownership businesses. The Company seeks to offset the interest rate exposures inherent in these assets by matching them with financial liabilities that have similar term and interest rate characteristics. Fees generated from these assets are used, in part, to repay the interest and principal associated with the financial liabilities. Funding for the Company's assets under management and mortgage programs is also provided by both unsecured borrowings and asset-backed financing arrangements, which are classified as liabilities under management and mortgage programs, as well as securitization facilities with special purpose entities. Cash inflows and outflows relating to the generation or acquisition of assets and the principal debt repayment or financing of such assets are classified as activities of the Company's management and mortgage programs.

  The Consolidated Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K filed on March 5, 2003.

  Changes in Accounting Policies
  Stock-Based Compensation.    On January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which is considered by the Financial Accounting Standards Board ("FASB") to be the preferable accounting method for stock-based employee compensation. The Company also adopted SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," in its entirety on January 1, 2003.

  Under the fair value method of accounting provisions of SFAS No. 123, the Company is required to expense all employee stock options over their vesting period based upon the fair value of the award on the date of grant. Under SFAS No. 148, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting provisions, the Company elected to use the prospective transition method when adopting SFAS No. 123. Accordingly, the Company is only required to expense employee stock options that were granted subsequent to December 31, 2002. During first quarter 2003, the Company did not recognize any compensation expense for employee stock awards as there were no such options granted during the quarter.

  Prior to the adoption of SFAS No. 123 and SFAS No. 148, the Company measured its stock-based compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25, as permitted by SFAS No. 123. Accordingly, the Company did not recognize compensation expense upon the issuance of its stock options because the option terms were fixed and the exercise price equaled the market price of the underlying CD common stock on the grant date. The Company complied with the provisions of SFAS No. 123 by providing pro forma disclosures of net income and related per share data giving consideration to the fair value method provisions of SFAS No. 123.

  The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied by the Company to all employee stock awards granted prior to January 1, 2003:

	Three Months Ended March 31,
	2003	2002
Reported net income	$309	$342
Add back: Stock-based employee compensation expense included in reported net income, net of tax	—	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	10	38

Pro forma net income	$299	$304

Net income per share:
Reported
Basic	$0.30	$0.35
Diluted	0.30	0.34
Pro Forma
Basic	$0.29	$0.31
Diluted	0.29	0.30

  Pro forma compensation expense reflected for prior period grants is not indicative of future compensation expense that would be recorded by the Company. Future expense may vary based upon factors such as the number of awards granted by the Company and the then-current fair market value of such awards.

  Early Extinguishment of Debt.    On January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on the early extinguishment of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gain or loss be classified as an extraordinary item in determining net income. Accordingly, on January 1, 2003, the Company reclassified $42 million of 2002 pretax net losses on the early extinguishments of debt to continuing operations as a component of net non-program related interest ($38 million and $4 million were recorded during the second and third quarters of 2002, respectively).

  Costs Associated with Exit or Disposal Activities.    On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) initiated after December 31, 2002 to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. This standard nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity

  (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan.

  Guarantees.    On January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of any guarantee issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to the Company's results of operations or financial position.

  Recently Issued Accounting Pronouncements
  Consolidation of Variable Interest Entities.    On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities ("SPE"), although other non-SPE-type entities may be subject to the Interpretation. This Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also requires disclosures for both the primary beneficiary of a variable interest entity and other parties with significant variable interests in the entity. Transferors to a qualifying SPE ("QSPE") and certain other interests in QSPEs are not subject to this Interpretation.

  For variable interest entities created, or interests in variable interest entities obtained, subsequent to January 31, 2003, the Company is required to apply the consolidation provisions of this Interpretation immediately. The Company has not created a variable interest entity nor obtained an interest in a variable interest entity for which the Company would be required to apply the consolidation provisions of this Interpretation immediately. For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the consolidation provisions of this Interpretation are first required to be applied in the Company's financial statements as of July 1, 2003. For these variable interest entities, the Company expects to apply the prospective transition method whereby the consolidation provisions of this Interpretation are applied prospectively with a cumulative-effect adjustment, if necessary, as of July 1, 2003.

  The Company is currently evaluating the impact of adopting this Interpretation. Thus far, the Company has concluded that the adoption of this Interpretation will result in the consolidation of its mortgage securitization facility, Bishop's Gate Residential Mortgage Trust ("Bishop's Gate"), as of July 1, 2003. The consolidation of Bishop's Gate is not expected to affect the Company's results of operations. However, had the Company consolidated Bishop's Gate as of March 31, 2003, its total assets and liabilities under management and mortgage programs would have each increased by approximately $2.0 billion. See Note 9—Off-Balance Sheet Financing Arrangements for more information regarding the Bishop's Gate mortgage securitization facility.

  Additionally, the Company believes that upon adoption of this Interpretation, it will be required to consolidate Trilegiant Corporation as of July 1, 2003. This assessment is based upon facts and circumstances in existence as of the date of this filing. The Company believes that the consolidation of Trilegiant would cause its total assets and total liabilities to increase by approximately $100 million and $390 million (approximately $230 million of which represents deferred income), respectively, on July 1, 2003. The consolidation of Trilegiant is expected to result in a non-cash charge of approximately $290 million, which would be recorded on July 1, 2003 as a cumulative effect of accounting change but would not impact income from continuing operations. As the provisions of this Interpretation will be applied prospectively by the Company, the consolidation of Trilegiant would not result in any changes to the Company's consolidated financial statements for any prior periods (including first and second quarters of 2003). Although the Company would be recording Trilegiant's profits and losses in its consolidated results of operations (beginning July 1, 2003), the Company is not obligated to infuse capital or otherwise fund or cover any losses incurred by Trilegiant. Therefore, the Company's maximum exposure to loss as a result of its involvement with Trilegiant is limited to the assets recorded on the Company's Consolidated Balance Sheet as such amounts may not be recoverable if Trilegiant ceases operations. As of March 31, 2003, the Company had $104 million of assets recorded on its Consolidated Condensed Balance Sheet in connection with advances and loans made to Trilegiant, as well as net receivables due from Trilegiant. See Note 12—Related Party Transactions for more information regarding the Company's relationship with Trilegiant.

  Derivative Instruments and Hedging Activities.    On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement are generally effective for contracts entered into or modified after June 30, 2003. The Company is in the process of assessing the impact of adopting this standard on its consolidated results of operations and financial position.

2.     Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share ("EPS").

	Three Months Ended March 31,
	2003	2002
Income from continuing operations:
Income from continuing operations for basic EPS	$309	$315
Convertible debt interest, net of tax	—	1

Income from continuing operations for diluted EPS	$309	$316

Net income:
Net income for basic EPS	$309	$342
Convertible debt interest, net of tax	—	1

Net income for diluted EPS	$309	$343

Weighted average shares outstanding:
Basic	1,028	979
Stock options, warrants and non-vested shares	12	33
Convertible debt	—	6

Diluted	1,040	1,018

Earnings per share:
Basic
Income from continuing operations	$0.30	$0.32
Income from discontinued operations	—	0.03

Net income	$0.30	$0.35

Diluted
Income from continuing operations	$0.30	$0.31
Income from discontinued operations	—	0.03

Net income	$0.30	$0.34

  The following table summarizes the Company's outstanding common stock equivalents, which were antidilutive and therefore excluded from the computation of diluted EPS.

	Three Months Ended March 31,
	2003	2002
Options(a)	153	98
Warrants(b)	2	2
Upper DECS(c)	40	40

  (a)
  The weighted average exercise prices for antidilutive options at March 31, 2003 and 2002 were $19.88 and $22.83, respectively.
  (b)
  The weighted average exercise price for antidilutive warrants at March 31, 2003 and 2002 was $21.31.
  (c)
  The appreciation price for antidilutive Upper DECS at March 31, 2003 and 2002 was $28.42.

  The Company's contingently convertible debt securities, which provided for the potential issuance of approximately 71 million and 138 million shares of CD common stock as of March 31, 2003 and 2002, respectively, were not included in the computation of diluted EPS for such periods as the related contingency provisions were not satisfied.

3.     Acquisitions

  2003 Acquisitions
  On February 3, 2003, the Company acquired all of the common interests of FFD Development Company LLC ("FFD") from an independent business trust for approximately $27 million in cash. As part of the acquisition, the Company also assumed approximately $58 million of debt, which was subsequently repaid. The goodwill resulting from the allocation of the purchase price approximated $18 million and was allocated to the Company's Hospitality segment. FFD, which was formed prior to the Company's April 2001 acquisition of Fairfield Resorts, Inc. ("Fairfield"), is the primary developer of timeshare inventory for Fairfield. See Note 12—Related Party Transactions for more information regarding the Company's relationship with FFD.

  On March 31, 2003, the Company acquired a majority interest in Trip Network, Inc. ("Trip Network") through the conversion of its preferred stock investment. The Company recorded $34 million of goodwill in connection with this transaction, which was allocated to the Travel Distribution segment. Trip Network is an online travel agent that operates through a licensing agreement with the Company. See Note 12—Related Party Transactions for more information regarding the Company's relationship with Trip Network.

  These acquisitions were not significant to the Company's results of operations, financial position or cash flows on a pro forma basis.

  2002 Acquisitions
  In April 2002, the Company acquired NRT Incorporated ("NRT") for $230 million resulting in goodwill of approximately $1.6 billion and Trendwest Resorts, Inc. ("Trendwest") for $936 million resulting in goodwill of $687 million. The following table sets forth the Company's results of operations on a pro forma basis for the first quarter of 2002 as if the acquisitions of NRT and Trendwest had occurred on January 1, 2002:

Amount
Net revenues	$3,406
Income from continuing operations	183
Net income	210
Earnings per share:
Basic
Income from continuing operations	$0.18
Net income	0.20
Diluted
Income from continuing operations	$0.17
Net income	0.20

  These pro forma results do not give effect to any synergies expected to result from the acquisitions of NRT and Trendwest, are not necessarily indicative of what actually would have occurred if the acquisitions had been consummated on January 1, 2002, and are not necessarily indicative of future consolidated results. Although the Company acquired other businesses during 2002 (including certain assets of Budget Group, Inc. ("Budget") in November), such businesses were not significant to the Company's results of operations on a pro forma basis and, as such, have not been reflected in the above table.

  Utilization of Purchase Acquisition Liabilities for Exiting Activities
  In connection with the Company's acquisitions of the following businesses, the Company established purchase accounting liabilities in prior periods for costs associated with exiting activities that are currently in progress. These exiting activities were formally committed to by the

  Company's management in connection with strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and the acquired entity. The Company anticipates that the majority of personnel related costs will be paid during 2003.

  The recognition of such costs and the corresponding utilization are summarized by category as follows:

  Budget Group, Inc. (assets acquired in November 2002)

	Costs	Cash Payments	Balance at December 31, 2002	Cash Payments	Other Additions	Balance at March 31, 2003
Personnel related	$35	$—	$35	$(11)	$2	$26
Contract termination	6	—	6	—	—	6
Facility related	7	—	7	—	—	7

Total	$48	$—	$48	$(11)	$2	$39

  The major area of cost reduction is expected to result from the relocation of the Budget corporate headquarters and selected Budget employees and the involuntarily termination of Budget employees in connection with such relocation. To complete these initiatives, the Company will (i) involuntarily terminate Budget employees, (ii) abandon assets in connection with the relocation of Budget corporate headquarters and other offices and (iii) terminate contractual service agreements. As a result, the Company incurred severance and other personnel costs related to the involuntary termination or relocation of employees, contract termination costs primarily related to the cancellation of an information technology contract and facility related costs primarily representing future lease payments for abandoned facilities due to relocation. The Company formally communicated the termination of employment to approximately 952 employees, representing a wide range of employee groups. The Company expects to complete this plan in fourth quarter 2003.

  Galileo International, Inc. (acquired October 2001)

	Costs	Cash Payments	Other Additions (Reductions/ Utilization)	Balance at December 31, 2002	Cash Payments	Balance at March 31, 2003
Personnel related	$44	$(62)	$33	$15	$(5)	$10
Asset fair value adjustments and contract terminations	93	(25)	(56)	12	(3)	9
Facility related	16	(2)	8	22	(3)	19

Total	$153	$(89)	$(15)	$49	$(11)	$38

  The major areas of cost reductions are expected to result from (i) rightsizing the core business functions of Galileo International, Inc. ("Galileo") and relocating the corporate and other offices (including the back office support functions) and (ii) exiting certain activities and certain acquired businesses, including the sale of assets. To complete these initiatives, the Company (i) involuntarily terminated Galileo employees, (ii) relocated the Galileo corporate headquarters, back office support functions and other offices, (iii) merged numerous offices in Europe to a single European headquarters and (iv) abandoned assets in connection with such relocation, as well as terminated contractual service agreements associated with the activities to be exited. Consistent with the original integration plan to streamline Galileo's worldwide operations and due to the extent and breadth of these global efforts, the full evaluation of exiting activities was not completed until third quarter 2002. The Company formally communicated the termination of employment to approximately 880 employees, representing a wide range of employee groups, and as of December 31, 2002, the Company had terminated all such employees.

  Acquisition and Integration Related Costs
  During first quarter 2003, the Company incurred $10 million of costs primarily related to the acquisition and integration of real estate brokerages by NRT, as well as costs related to Budget. Such costs consisted of (i) $3 million of non-cash amortization related to the contractual pendings and listings intangible assets acquired and (ii) $7 million of other costs primarily related to the integration of Budget's reservation system with the Avis reservation system.

4.     Discontinued Operations

  On May 22, 2002, the Company sold its car parking facility business, National Car Parks ("NCP"), a then wholly-owned subsidiary within its Vehicle Services segment, for $1.2 billion in cash and recognized an after-tax loss of approximately $256 million, which was recorded in second quarter 2002. NCP operated off-street commercial parking facilities and managed on-street parking and related operations on behalf of town and city administration in England. Pursuant to SFAS No. 144, "Accounting for the Impariment or Disposal of Long-Lived Assets," the activities of NCP were segregated and reported as a discontinued operation for first quarter 2002. During first quarter 2002, NCP generated net revenues and income from discontinued operations of $97 million and $32 million ($27 million, after tax), respectively.

5.     Intangible Assets

  Intangible assets consisted of:

	March 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Franchise agreements	$1,153	$310	$1,151	$301
Customer lists	546	126	544	116
Pendings and listings	33	25	267	256
Other	100	36	99	34

	$1,832	$497	$2,061	$707

Unamortized Intangible Assets
Goodwill	$10,768		$10,699

Trademarks	$1,076		$1,076
Other	34		34

	$1,110		$1,110

  The changes in the carrying amount of goodwill are as follows:

	Balance as of January 1, 2003	Goodwill Acquired during 2003		Adjustments to Goodwill Acquired during 2002		Foreign Exchange and Other	Balance as of March 31, 2003
Real Estate Services	$2,658	$—		$(4	)(c)	$1	$2,655
Hospitality	2,386	18	(a)	14	(d)	8	2,426
Travel Distribution	2,463	34	(b)	8	(e)	1	2,506
Vehicle Services	2,576	—		(12	)(f)	1	2,565
Financial Services	616	—		—		—	616

Total Company	$10,699	$52		$6		$11	$10,768

  (a)
  Relates to the acquisition of FFD.
  (b)
  Relates to the acquisition of Trip Network.
  (c)
  Relates to the acquisition of NRT and other real estate brokerages (April 17, 2002 and forward).
  (d)
  Primarily relates to the acquisition of Equivest Finance, Inc. (February 2002).
  (e)
  Primarily relates to the acquisition of distribution partners by the Company's Galileo subsidiary (June 2002 and forward).
  (f)
  Relates to the acquisition of Budget (November 2002).

  Amortization expense relating to all intangible assets excluding mortgage servicing rights (See Note 6—Mortgage Servicing Activities) was as follows:

	Three Months Ended March 31,
	2003	2002
Franchise agreements	$9	$15
Customer lists	10	9
Pendings and listings	3	—
Other	3	6

Total	$25	$30

  Based on the Company's amortizable intangible assets as of March 31, 2003, the Company expects related amortization expense for the remainder of 2003 and the five succeeding fiscal years to approximate $60 million, $80 million, $80 million, $80 million, $60 million and $50 million, respectively.

6.     Mortgage Servicing Activities

  The activity in the Company's residential first mortgage loan servicing portfolio consisted of:

	Three Months Ended March 31,
	2003	2002
Balance, January 1,	$114,079	$97,205
Additions	13,374	9,912
Payoffs/curtailments	(12,107)	(7,265)
Purchases, net	2,533	982

Balance, March 31,(*)	$117,879	$100,834

  (*)
  Does not include approximately $1.8 billion and $1.6 billion of second-home equity mortgages serviced by the Company as of March 31, 2003 and 2002, respectively.

  Substantially all of the mortgage loans serviced by the Company were sold without recourse. However, approximately $2.0 billion (approximately 1.7%) of the Company's total servicing portfolio at March 31, 2003 were sold with recourse. The majority of such loans were sold under a program where the Company retains the credit risk for a limited period of time and only for a specific default event. For these loans, the Company accrues a provision (equal to the fair value of the recourse obligation) for expected losses. As of March 31, 2003, the provision approximated $3 million and was recorded as a component of accounts payable and other current liabilities on the Consolidated Condensed Balance Sheet. There was no significant activity that would cause the Company to utilize this provision in the first quarter of 2003. The Company believes that this provision is adequate to cover expected losses and that such losses would not be material to its results of operations.

  The weighted average note rate on all the underlying mortgages serviced by the Company as of March 31, 2003 and 2002 was 5.93% and 6.70%, respectively.

  The activity in the Company's capitalized mortgage servicing rights ("MSR") asset consisted of:

	Three Months Ended March 31,
	2003	2002
Balance, January 1,	$1,883	$2,081
Additions, net	231	221
Changes in fair value	12	77
Amortization	(136)	(93)
Sales	(5)	(13)
Permanent impairment	(96)	—

Balance, March 31,	1,889	2,273

Valuation Allowance
Balance, January 1,	(503)	(144)
Additions	(61)	(31)
Reductions	1	—
Permanent impairment	96	—

Balance, March 31,	(467)	(175)

Mortgage Servicing Rights, net	$1,422	$2,098

  As of March 31, 2003, the Company expects MSR amortization expense for the remainder of 2003 and the five succeeding fiscal years to approximate $250 million, $290 million, $230 million, $200 million, $180 million and $160 million, respectively. As of March 31, 2003, the MSR portfolio had a weighted average life of approximately 4.6 years.

  The Company uses derivatives to mitigate the impact that accelerated prepayments have on the fair value of its MSR asset. Such derivatives, which are primarily designated as fair value hedging instruments, tend to increase in value as interest rates decline and conversely decline in value as interest rates increase. The activity in the Company's derivatives related to mortgage servicing rights asset consisted of:

	Three Months Ended March 31,
	2003	2002
Balance, January 1,	$385	$100
Additions, net	67	147
Changes in fair value	51	(83)
Sales/proceeds received or paid	(279)	(74)

Balance, March 31,	$224	$90

  The net impact of the changes in fair value of the Company's MSR asset after giving effect to the changes in fair value of the related derivatives was a gain of $63 million during first quarter 2003 and a loss of $6 million during first quarter 2002. During first quarter 2003 and 2002, the Company recorded $61 million and $31 million, respectively, of impairment through the MSR valuation allowance. Such amounts are included within net revenues in the Consolidated Condensed Statements of Income.

7.     Long-term Debt and Borrowing Arrangements

  Long-term debt consisted of:

	Maturity Date	March 31, 2003	December 31, 2002
Term notes:
7 3/4% notes(a)	December 2003	$229	$966
6 7/8% notes	August 2006	849	849
11% senior subordinated notes(b)	May 2009	435	530
6 1/4% notes(c)	January 2008	796	—
6 1/4% notes(d)	March 2010	348	—
7 3/8% notes(c)	January 2013	1,189	—
7 1/8% notes(d)	March 2015	250	—
Contingently convertible debt securities:
Zero coupon convertible debentures(e)	May 2003(*)	401	857
Zero coupon senior convertible contingent notes	February 2004(*)	422	420
3 7/8% convertible senior debentures(f)	November 2004(*)	804	1,200
Other:
Revolver borrowings(g)	December 2005	—	600
Net hedging gains		81	89
Other		88	90

Total long-term debt, excluding Upper DECS		5,892	5,601
Less: current portion(h)		52	30

Long-term debt, excluding Upper DECS		5,840	5,571
Upper DECS		863	863

Long-term debt, including Upper DECS		$6,703	$6,434

  (*)
  Indicates earliest mandatory redemption date.

  (a)
  The change in the balance at March 31, 2003 reflects the redemption of $737 million of these notes for approximately $771 million in cash. In connection with such redemption, the Company recorded a pretax charge of approximately $22 million.
  (b)
  The change in the balance at March 31, 2003 reflects (i) the redemption of $81 million in face value of these notes, with a carrying value of $91 million, for $91 million in cash and (ii) $4 million related to the amortization of a premium. The loss recorded by the Company in connection with this redemption was not material.
  (c)
  These notes, issued in January 2003, are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future unsecured senior indebtedness.
  (d)
  These notes, issued in March 2003, are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future unsecured senior indebtedness.
  (e)
  The change in the balance at March 31, 2003 reflects the redemption of $456 million of these debentures for approximately $457 million in cash. In connection with such redemption, the Company recorded a pretax charge of approximately $7 million.
  (f)
  The change in the balance at March 31, 2003 reflects the redemption of $396 million of these debentures for approximately $408 million in cash. In connection with such redemption, the Company recorded a pretax charge of approximately $19 million.
  (g)
  Reflects the repayment of outstanding revolver borrowings during first quarter 2003.
  (h)
  The balance as of March 31, 2003 reflects the reclassification of the outstanding balances for the Company's 7 3/4% notes, zero coupon convertible debentures and zero coupon senior convertible contingent notes to long-term debt based upon the Company's determination that it had the intent and ability to refinance these amounts with borrowings under its revolving credit facilities. The balance as of December 31, 2002 reflects the reclassification of the outstanding balances for the Company's 7 3/4% notes and zero coupon convertible debentures to long-term debt based upon the Company's determination that it had the intent and ability to refinance these amounts with borrowings under its revolving credit facilities and proceeds received from the issuance of $2.0 billion of notes in January 2003 (described in note (c) above).

  The number of shares of CD common stock potentially issuable for each of the Company's contingently convertible debt securities are detailed below (in millions):

	March 31, 2003	December 31, 2002
Zero coupon convertible debentures	15.7	33.5
Zero coupon senior convertible contingent notes	22.0	22.0
3 7/8% convertible senior debentures	33.4	49.9

	71.1	105.4

  Available Funding Arrangements and Committed Credit Facilities
  As of March 31, 2003, the Company maintained $2.9 billion of revolving credit facilities, under which there were no outstanding borrowings; however, letters of credit of $1.1 billion were issued and outstanding. These letters of credit were issued primarily as credit enhancements to provide additional collateralization for the Company's vehicle rental financing arrangements. Accordingly, as of March 31, 2003, the Company had approximately $1.8 billion of availability under these facilities (including $132 million of additional capacity to issue letters of credit). Additionally, as of March 31, 2003, the Company had $400 million of availability for public debt or equity issuances under a shelf registration statement.

  Debt Maturities and Covenants
  Aggregate maturities of debt (excluding the Upper DECS), after giving effect to the reclassifications previously discussed, are as follows:

March 31, 2003
Within 1 year	$52
1 to 2 years	818
2 to 3 years(a)	1,056
3 to 4 years	923
4 to 5 years	807
Thereafter	2,236

$5,892

  (a)
  Excludes $863 million of Upper DECS. If the Upper DECS are not successfully remarketed in August 2004, the senior notes would be retired (without any payment of cash by the Company) in August 2004 in satisfaction of the related forward purchase contract, whereby holders of the Upper DECS are required to purchase shares of CD common stock (based upon the price of CD common stock on March 31, 2003, approximately 40 million shares would be purchased).

  At March 31, 2003, the Company was in compliance with all restrictive and financial covenants of its debt instruments and credit facilities.

8.     Debt Under Management and Mortgage Programs and Borrowing Arrangements

  Debt under management and mortgage programs consisted of:

	March 31, 2003	December 31, 2002
Asset-Backed Debt:
Vehicle rental program(a)	$6,429	$6,082
Vehicle management program(b)	3,043	3,058
Mortgage program(c)	463	871
Timeshare program(d)	273	145
Relocation program	81	80

	10,289	10,236

Unsecured Debt:
Term notes(e)	1,907	1,421
Commercial paper(f)	354	866
Bank loans	40	107
Other	158	117

	2,459	2,511

Total debt under management and mortgage programs	$12,748	$12,747

  (a)
  The change in the balance at March 31, 2003 principally reflects (i) the issuance of $965 million of term notes at various interest rates, (ii) the issuance of $175 million of variable funding notes and (iii) the repayment of $755 million of variable funding notes. At March 31, 2003, approximately $4.4 billion of asset-backed term notes were included in outstanding borrowings.
  (b)
  At March 31, 2003, approximately $2.3 billion of asset-backed term notes were included in outstanding borrowings.
  (c)
  The change in the balance at March 31, 2003 reflects the repayment of $408 million of outstanding borrowings.
  (d)
  The change in the balance at March 31, 2003 primarily reflects the borrowing of $130 million under a timeshare financing agreement.
  (e)
  The change in the balance at March 31, 2003 principally reflects the issuance of (i) $400 million of 6% term notes due March 2008, (ii) $600 million of 7 1/8% term notes due March 2013, (iii) $147 million of term notes with various interest rates and maturity dates and (iv) the February 2003 repayment of $650 million of 8 1/8% term notes.
  (f)
  The change in the balance at March 31, 2003 reflects the repayment of $512 million primarily with the proceeds from the issuance of the term notes described in note (e) above.

  Available Funding Arrangements and Committed Credit Facilities
  As of March 31, 2003, available funding under the Company's asset-backed debt programs and committed credit facilities related to the Company's management and mortgage programs consisted of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements(a)
Vehicle rental program	$7,340	$6,429	$911
Vehicle management program	3,336	3,043	293
Mortgage program	700	463	237
Timeshare program	300	273	27
Relocation program	100	81	19

	11,776	10,289	1,487

Committed Credit Facilities(b)
Maturing in February 2004	750	—	750
Maturing in February 2005	750	—	750

	1,500	—	1,500

	$13,276	$10,289	$2,987

  (a)
  Capacity is subject to maintaining sufficient assets to collateralize debt.
  (b)
  These committed credit facilities were entered into by and are for the exclusive use of PHH Corporation ("PHH"), a subsidiary of the Company.

  As of March 31, 2003, the Company also had $916 million of availability for public debt issuances under a shelf registration statement at its PHH subsidiary.

  Debt Maturities and Covenants
  The following table provides the contractual maturities for debt under management and mortgage programs at March 31, 2003 (except for notes under the Company's vehicle management program, for which estimates of payments based on the expected cash inflows relating to the corresponding assets under management and mortgage programs have been provided, as required by the underlying indentures.):

	Unsecured(a)	Asset-Backed	Total
Within 1 year	$197	$2,239	$2,436
1 to 2 years	406	3,116	3,522
2 to 3 years	170	2,093	2,263
3 to 4 years	1	831	832
4 to 5 years	610	1,242	1,852
Thereafter	1,075	768	1,843

	$2,459	$10,289	$12,748

  (a)
  Unsecured commercial paper borrowings of $354 million are assumed to be repaid with borrowings under PHH's committed credit facility expiring in February 2005, as such amount is fully supported by PHH's committed credit facilities, which are detailed above.

  At March 31, 2003, the Company was in compliance with all restrictive and financial covenants of its debt instruments and credit facilities related to management and mortgage programs.

9.     Off-Balance Sheet Financing Arrangements

  In addition to the Company's on-balance sheet borrowings, the Company sells specific assets under management and mortgage programs. The Company sells timeshare receivables to Sierra Receivables Funding Company LLC ("Sierra"), a bankruptcy remote QSPE, in exchange for cash.

  Prior to the establishment of Sierra, the Company sold timeshare receivables to multiple bankruptcy remote QSPEs under revolving sales agreements in exchange for cash. The Company's PHH subsidiary sells relocation receivables to Apple Ridge Funding LLC ("Apple Ridge"), a bankruptcy remote QSPEs, in exchange for cash. The Company's PHH subsidiary also sells mortgage loans originated by its mortgage business into the secondary market, which is customary practice in the mortgage industry. Such mortgage loans are sold into the secondary market primarily through one of the following means: (i) the direct sale to a government-sponsored entity, (ii) through capacity under a subsidiary's public registration statement (which approximated $856 million as of March 31, 2003) or (iii) through Bishop's Gate, an unaffiliated bankruptcy remote SPE. Presented below is detailed information for each of the SPEs the Company utilizes in off-balance sheet financing and sale arrangements as of March 31, 2003.

	Assets Serviced(a)	Maximum Funding Capacity		Debt Issued		Maximum Available Capacity(b)
Timeshare
Sierra(c)	$736	$853		$645		$208
Others	507	450		450	(d)	—
Relocation
Apple Ridge	524	600		430	(d)	170
Mortgage
Bishop's Gate(e)	2,003	3,173	(f)	1,861	(d)	1,164

  (a)
  Does not include cash of $30 million, $24 million, $19 million and $23 million at Sierra, other timeshare QSPEs, Apple Ridge and Bishop's Gate, respectively.
  (b)
  Subject to maintaining sufficient assets to collateralize debt.
  (c)
  Consists of a (i) $550 million conduit facility with outstanding borrowings of $342 million and available capacity of $208 million and (ii) a term note agreement under which $303 million was outstanding. At March 31, 2003, the Company was servicing receivables of $405 million under the conduit facility and $331 million under the term note agreement.
  (d)
  Primarily represents term notes.
  (e)
  As discussed in Note 1—Summary of Significant Accounting Policies, the Company expects to consolidate Bishop's Gate in its financial statements as of July 1, 2003, as required by FIN 46.
  (f)
  Includes the Company's ability to fund assets with $148 million of outside equity certificates.

  The receivables and mortgage loans transferred to the above SPEs, as well as the mortgage loans sold to the secondary market through other means, are generally non-recourse to the Company and to PHH. Pretax gains recognized on all securitizations of financial assets, which are recorded within net revenues on the Company's Consolidated Condensed Statements of Income, were as follows:

	Three Months Ended March 31,
	2003	2002
Timeshare-related	$16	$2
Mortgage loans	203	123

10.     Commitments and Contingencies

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

  The Company is involved in litigation asserting claims associated with accounting irregularities discovered in former CUC business units outside of the principal common stockholder class action litigation. While the Company has an accrual of approximately $100 million recorded on its Consolidated Condensed Balance Sheets for these claims based upon its best estimates, it does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

  The Company is involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

11.     Stockholders' Equity

  During first quarter 2003, the Company repurchased $152 million (12.7 million shares) of CD common stock under its common stock repurchase program. As of March 31, 2003, the Company had approximately $19 million in remaining availability for repurchases under this program. See Note 14—Subsequent Events for information regarding an increase to the Company's share repurchase program.

  The components of comprehensive income are summarized as follows:

	Three Months Ended March 31,
	2003	2002
Net income	$309	$342
Other comprehensive income (loss):
Currency translation adjustments, net of tax	18	(30)
Unrealized gains on cash flow hedges, net of tax	2	17
Minimum pension liability adjustment, net of tax	—	(1)
Unrealized losses on marketable securities, net of tax	(2)	(5)

Total comprehensive income	$327	$323

  The after-tax components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Unrealized Gains (Losses) on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2003	$81	$(41)	(58)	$4	$(14)
Current period change	18	2	—	(2)	18

Balance, March 31, 2003	$99	$(39)	$(58)	$2	$4

  The currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

12.     Related Party Transactions

  As previously discussed in Note 3—Acquisitions, during first quarter 2003, the Company acquired all the common interests of FFD and also acquired a majority interest in Trip Network. Accordingly, the Company began consolidating these two entities during first quarter 2003, as discussed below. Additionally, in April 2002, the Company acquired all the outstanding common stock of NRT and, as such, has been consolidating NRT since second quarter 2002. Therefore, as of March 31, 2003, the only affiliated operating entity not consolidated by the Company was Trilegiant. In connection with the Company's adoption of FIN 46, discussed in Note 1—Summary of Significant Accounting Policies, the Company plans to consolidate Trilegiant beginning in the third quarter of 2003.

  FFD Development Company, LLC
  FFD has been included within the Company's consolidated results of operations, cash flows and financial position since February 3, 2003. The consolidation of FFD resulted in an increase of approximately $80 million to both the Company's total assets and total liabilities as of March 31, 2003. During first quarter 2003 (prior to the acquisition) and 2002, the Company recognized non-cash dividend income on its preferred interest of $1 million and $3 million, respectively. Such amounts are recorded within other revenues on the Company's Consolidated Condensed Statements of Income.

  Trip Network, Inc.
  Trip Network is included in the Company's Consolidated Condensed Balance Sheet as of March 31, 2003 and will be included within the Company's consolidated results of operations and cash flows beginning on April 1, 2003. The consolidation of Trip Network resulted in an increase of approximately $20 million to both the Company's total assets and total liabilities as of March 31, 2003. During first quarter 2003 (prior to the acquisition) and 2002, the Company recorded $1 million and $4 million, respectively, of revenue on its Consolidated Condensed Statements of Income in connection with its relationship with Trip Network.

  Trilegiant Corporation
  Trilegiant operates membership-based clubs and programs and other incentive-based programs through an outsourcing arrangement with the Company. Pursuant to the outsourcing arrangement, the Company retained substantially all of the assets and liabilities of the existing membership business outsourced under the arrangement and licensed Trilegiant the right to market products utilizing the Company's intellectual property to new members. Accordingly, the Company continues to collect membership fees from, and is obligated to provide membership benefits to, members of the Company's individual membership business that existed as of July 2, 2001 (referred to as "existing members"), including their renewals and Trilegiant provides fulfillment services for these members in exchange for a servicing fee pursuant to the Third Party Administrator agreement. Furthermore, Trilegiant collects the membership fees from, and is obligated to provide membership benefits to, any members who joined the membership based clubs and programs and all other incentive programs subsequent to July 2, 2001 (referred to as "new members") and recognizes the related revenue and expenses. Similar to the Company's franchise businesses, the Company receives a royalty from Trilegiant on all future revenue generated by the new members.

  During first quarter 2003 and 2002, the Company recognized revenue of $90 million and $157 million, respectively, in connection with fees previously collected from existing members (as the membership period expired) and Trilegiant charged the Company $36 million and $51 million, respectively, in connection with providing fulfillment services to these members (such charges were recorded by the Company as a component of operating expenses). During first quarter 2003 and 2002, the Company also recorded revenue of $17 million and $11 million, respectively, as a result of it's relationship with Trilegiant and marketing expenses of $4 million and $10 million, respectively, related to the advance made to Trilegiant in 2001. The resultant impact of these activities to the Company's cash position was a net inflow of $22 million and $27 million to cash provided by operating activities during first quarter 2003 and 2002, respectively (including fees collected from Trilegiant in connection with membership renewals by the existing members and fees paid to Trilegiant in connection with servicing the existing members).

  The Company's preferred stock investment is convertible, at any time at the Company's option, into approximately 33% of Trilegiant's common stock on a fully diluted basis (after giving effect to non-cash dividends of approximately $1 million received from Trilegiant during first quarter 2003).

  NRT Incorporated
  As discussed in Note 3—Acquisitions, on April 17, 2002, the Company purchased all the outstanding common stock of NRT. Accordingly, NRT has been included in the Company's consolidated results of operations and financial position since April 17, 2002. Reflected within the Company's Consolidated Condensed Statement of Income for first quarter 2002 (prior to the Company's acquisition of NRT) are $84 million of revenues (comprised of $53 million of royalty and marketing fees, $8 million of dividend income, $7 million of real estate referral fees and $16 million of termination fees) and $6 million of non-program related depreciation and amortization expense.

  Entertainment Publications, Inc.
  On March 25, 2003, the Company sold its common stock investment in Entertainment Publications, Inc. for approximately $33 million in cash. The Company recorded a gain of approximately $30 million on this disposition, which is included within other revenue on the Consolidated Condensed Statement of Income. At December 31, 2002, the Company's investment of $5 million was accounted for using the equity method and was included within other non-current assets of its Corporate and Other segment.

13.   Segment Information

  Management evaluates the operating results of each of its reportable segments based upon revenue and "EBITDA," which is defined as earnings from continuing operations before non-program related interest, minority interest, income taxes, non-program related depreciation and amortization and amortization of pendings and listings. On January 1, 2003, the Company changed its performance measure used in evaluating the operating results of its reportable segments and, as such, the information presented below for first quarter 2002 has been revised to reflect this change. The Company's presentation of EBITDA may not be comparable to similar measures used by other companies. Presented below is the revenue and EBITDA for each of the Company's reportable segments.

	Three Months Ended March 31,
	2003		2002
	Revenues	EBITDA	Revenues	EBITDA
Real Estate Services	$1,350	$225	$410	$182
Hospitality	580	144	403	112
Travel Distribution	416	128	444	146
Vehicle Services	1,324	50	933	70
Financial Services	389	165	419	164

Total Reportable Segments	4,059	712	2,609	674
Corporate and Other(a)	35	17	7	(23)

Total Company	$4,094	729	$2,616	651

Less: Non-program related depreciation and amortization		129		105
Less: Amortization of pendings and listings		3		—
Less: Non-program related interest expense, net		79		65
Less: Early extinguishment of debt		48		—

Income before income taxes and minority interest		$470		$481

  (a)
  Includes the results of operations of the Company's non-strategic businesses, unallocated corporate overhead, the elimination of transactions between segments and, in 2003, a $30 million gain on the sale of Entertainment Publications, Inc.

14.     Subsequent Events

  On April 3, 2003, the Company's Board of Directors authorized a $500 million increase to its share repurchase program.

  On April 1, 2003, the Company acquired all the remaining common interests of Trip Network for $4 million in cash. This acquisition was not significant to the Company's results of operations, financial position or cash flows.

  On May 5, 2003, the Company retired $394 million of its zero coupon convertible debentures for $394 million in cash.

  On May 6, 2003, the Company issued $750 million of term notes under its vehicle rental program with maturities ranging from three to five years and a blended interest rate of 3.1%.

****

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2002 Annual Report on Form 10-K filed with the Commission on March 5, 2003. Unless otherwise noted, all dollar amounts are in millions.

We are one of the foremost providers of travel and real estate services in the world. Our businesses provide a wide range of consumer and business services and are intended to complement one another and create cross-marketing opportunities both within and among our following five business segments. Our Real Estate Services segment franchises our three residential and one commercial real estate brands, provides brokerage services under our real estate franchise brands, provides home buyers with mortgages, title, appraisal review and closing services and facilitates employee relocations; our Hospitality segment develops, markets, sells and manages vacation ownership interests, provides consumer financing to individuals purchasing these interests, facilitates the exchange of vacation ownership intervals, franchises our nine lodging brands and markets vacation rental properties in Europe; our Travel Distribution segment provides global distribution and computer reservation and travel agency services; our Vehicle Services segment operates and franchises our Avis and Budget vehicle rental brands and provides fleet management and fuel card services; our Financial Services segment provides financial institution enhancement products, insurance-based and loyalty solutions, operates and franchises tax preparation offices and provides a variety of membership programs through an outsourcing arrangement with Trilegiant Corporation.

The majority of our businesses operate in environments where we are paid a fee for a service performed. Therefore, the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section entitled "Critical Accounting Policies" of our 2002 Annual Report on Form 10-K are the accounting policies that we believe require subjective and complex judgments that could potentially affect reported results (mortgage servicing rights, retained interests from securitizations, financial instruments and goodwill and other intangible assets). There have not been any significant changes to those accounting policies nor to our assessment of which accounting policies we would consider to be critical accounting policies. From time to time, we evaluate the estimates used in recording goodwill in connection with the acquisition of a business. In certain circumstances, these estimates may be based upon preliminary or outdated information. Accordingly, the allocation to goodwill is subject to revision when we receive new information. Revisions to the estimates are recorded as further adjustments to goodwill or within the Consolidated Statements of Income, as appropriate.

Strategic Initiatives
During first quarter 2003, we made continued progress toward our goal of simplifying our corporate structure and strategy as demonstrated by the curtailment of acquisitions and the consolidation of FFD Development Company LLC and Trip Network, Inc. We continue to provide comprehensive, informative disclosures and believe that our consolidation of Trilegiant Corporation and Bishop's Gate Residential Mortgage Trust in the third quarter of 2003 (discussed further under the section entitled "Recently Issued Accounting Pronouncements"), following which we will have consolidated all of our off-balance-sheet operating affiliates, will further enhance the transparency of our financial results and liquidity.

We are also working to strengthen our liquidity position and increase shareholder value. To this end, we have completed the first phase of our debt reduction program, which was to replace current maturities of indebtedness with longer-term debt. In the second phase, we intend to reduce our outstanding corporate indebtedness throughout 2003. Our actions to this end include the retirement, in May 2003, of $394 million of our zero coupon convertible debentures that were put to us. In addition to reducing our near-term obligations, the retirement of our convertible debt instruments has, to date, eliminated 83 million shares of potential dilution to our future earnings per share. During first quarter 2003, we also bought back 12.7 million shares of our stock (at an average price of $11.93) further removing dilution to our earnings per share and on April 3, 2003, our Board of Directors authorized a $500 million increase to our share repurchase program. As of May 8, 2003, we had $424 million of availability under this program for future share repurchases. For more detailed information regarding our debt reduction program, see the section entitled "Liquidity and Capital Resources—Financial Obligations—Corporate Indebtedness."

Historically, a significant portion of our growth has been generated through the strategic acquisitions of businesses that have strengthened our position in the travel and real estate services industries and helped us to develop a hedged and diversified portfolio of businesses. We are now focused on growing our core businesses organically. We plan to execute this strategy by continuing to manage our capital with a focus on return on investment and by growing revenues through market penetration and cross-selling. The size and diversity of our portfolio of businesses have proven effective at managing risk and achieving growth in a challenging economic environment. Although we remain highly disciplined in our acquisition activity, we may augment organic growth through select acquisitions of, and joint ventures with, complementary businesses. With respect to acquisitions, we intend to fund the purchase price with cash generated by our core operations throughout 2003.

We also routinely review and evaluate our portfolio of existing businesses to determine if they continue to meet our growth objectives and, from time to time, engage in discussions concerning possible divestitures, joint ventures and related corporate transactions to redirect our portfolio of businesses to company-wide objectives.

In addition, we are paying close attention to corporate governance and remain committed to enhancing long-term shareholder value.

RESULTS OF OPERATIONS—FIRST QUARTER 2003 VS. FIRST QUARTER 2002

Our consolidated results from continuing operations comprised the following:

	Three Months Ended March 31,
	2003	2002	Change
Net revenues	$4,094	$2,616	$1,478
Total expenses	3,624	2,135	1,489

Income before income taxes and minority interest	470	481	(11)
Provision for income taxes	155	164	(9)
Minority interest, net of tax	6	2	4

Income from continuing operations	$309	$315	$(6)

Net revenues and total expenses increased approximately $1.5 billion (56%) and $1.5 billion (70%), respectively, principally due to the acquisitions of the following businesses, which contributed incremental revenues and expenses aggregating $1.3 billion and $1.4 billion, respectively.

Acquired Business	Date of Acquisition	Incremental Contribution to Net Revenues	Incremental Contribution to Total Expenses
NRT Incorporated	April 2002	$792	$824
Trendwest Resorts, Inc.	April 2002	129	112
Budget Group, Inc. (assets)	November 2002	389	416

Total Contributions		$1,310	$1,352

In addition to the contributions made by acquired businesses (each of which is generally seasonally weakest in the first calendar quarter of the year), net revenues were favorably impacted by growth in our mortgage business, which also contributed to the increase in total expenses in order to support the continued high level of mortgage loan production and related servicing activities. A detailed discussion of revenue trends is included in "Results of Reportable Operating Segments." Our overall effective tax rate was 33% and 34% for the first quarter 2003 and 2002, respectively. The effective tax rate for first quarter 2003 was lower primarily due to a decrease in taxes on our foreign operations, which was partially offset by higher state taxes and an increase in non-deductible items. As a result of the above-mentioned items, income from continuing operations decreased $6 million (2%).

Discussed below are the results of operations for each of our reportable segments. Management evaluates the operating results of each of our reportable segments based upon revenue and "EBITDA," which is defined as earnings from continuing operations before non-program related interest, minority interest, income taxes, non-program related depreciation and amortization and amortization of pendings and listings. On January 1, 2003, we changed our performance measure used in evaluating the operating results of our reportable segments and, as such, the information presented below for first quarter 2002 has been revised to reflect this change. Our presentation of EBITDA may not be comparable to similar measures used by other companies.

	Revenues			EBITDA
	2003	2002	% Change	2003	2002	% Change
Real Estate Services	$1,350	$410	229%	$225	$182	24%
Hospitality	580	403	44	144	112	29
Travel Distribution	416	444	(6)	128	146	(12)
Vehicle Services	1,324	933	42	50	70	(29)
Financial Services	389	419	(7)	165	164	1

Total Reportable Segments	4,059	2,609	56	712	674	6
Corporate and Other(a)	35	7	*	17	(23)	*

Total Company	$4,094	$2,616	56	729	651

Less: Non-program related depreciation and amortization				129	105
Less: Amortization of pendings and listings				3	—
Less: Non-program related interest expense, net				79	65
Less: Early extinguishment of debt				48	—

Income before income taxes and minority interest				$470	$481	(2)

*
Not meaningful.
(a)
Includes the results of operations of our non-strategic businesses, unallocated corporate overhead, the elimination of transactions between segments and, in 2003, a $30 million gain on the sale of Entertainment Publications, Inc.

Real Estate Services
Revenues and EBITDA increased $940 million (229%) and $43 million (24%), respectively, in first quarter 2003 compared with 2002.

Revenues and EBITDA were primarily impacted by the April 17, 2002 acquisition of NRT (the operating results of which have been included from the acquisition date forward and are therefore included in first quarter 2003 but not in first quarter 2002) and increased production and servicing fee income from our mortgage business. NRT contributed $792 million of revenues and EBITDA losses of $16 million in first quarter 2003. The EBITDA losses contributed by NRT are reflective of the seasonality of the real estate brokerage business, whereby the operating results are typically weakest in the first quarter of every year. Prior to our acquisition of NRT, during first quarter 2002, we received royalty and marketing fees of $53 million, real estate referral fees of $7 million and a $16 million fee in connection with the termination of a franchise agreement under which NRT operated our ERA real estate brand. We also had a preferred stock investment in NRT prior to our acquisition, which generated dividend income of $8 million during first quarter 2002. In connection with the acquisition of NRT, we merged our pre-existing title and appraisal businesses with and into the larger scale title and appraisal business of NRT. Accordingly, beginning in first quarter 2003, we conformed the presentation of our pre-existing businesses to the presentation used by our NRT title and appraisal businesses. This conforming change resulted in an increase in revenues of $27 million with no impact to EBITDA in first quarter 2003.

On a comparable basis, including post-acquisition intercompany royalties paid by NRT, our real estate franchise brands generated incremental royalties of $12 million in first quarter 2003, an increase of 10% over 2002 due to a 3% increase in home sale transactions and a 7% increase in the average price of homes sold. Royalty increases in the real estate franchise business are recognized with little or no corresponding increase in expenses due to significant operating leverage within our franchise operations.

Revenues from mortgage-related activities grew $124 million (86%) in first quarter 2003 compared with 2002 due to a significant increase in mortgage loan production resulting from continued historically low interest rates and increased revenues from our servicing operations. Revenues from mortgage loan production increased $110 million (61%) due to a 58% increase in the volume of loans that we packaged and sold, as well as growth in our fee-based mortgage origination operations (discussed below). We sold $12.7 billion of mortgage loans in first quarter 2003 compared with $8.5 billion in first quarter 2002, generating incremental production revenues of $79 million. In addition, production revenues generated from our fee-based mortgage origination activity increased $31 million (68%) as compared with first quarter 2002. Production fee income on fee-based loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenues at the time of sale (typically 30-60 days after closing). Accordingly, our production revenue in first quarter 2003 was driven by a mix of mortgage loans closed and mortgage loans sold. Mortgage loans closed increased $5.2 billion (42%) to $17.8 billion in first quarter 2003, comprised of a $4.5 billion increase (58%) in closed loans to be securitized (sold by us) and a $764 million increase (16%) in closed loans that were fee-based. The increase in loan origination volume was principally driven by substantial refinancing activity during first quarter 2003. Refinancings increased $4.6 billion (63%) to $11.8 billion and purchase mortgage closings grew $679 million (13%) to $6.1 billion. Additionally, our margin on securitized loans (production revenues divided by the principal amount of loans sold) increased from prior year levels.

Net revenues from servicing mortgage loans increased $5 million, which was driven by a $16.6 billion (17%) quarter-over-quarter increase in the average servicing portfolio. Net servicing revenues also included an additional $73 million of increased mortgage servicing rights ("MSRs") amortization and provision for impairment due to the high levels of refinancings and related loan prepayments, resulting from a lower interest rate environment. However, this was substantially offset by $69 million of incremental gains from hedging and other derivative activities to protect against changes in the fair value of MSRs due to fluctuations in interest rates. Excluding the acquisition of NRT, operating and administrative expenses within this segment increased $53 million, primarily due to the continued high level of mortgage loan production and related servicing activities.

Hospitality
Revenues and EBITDA increased $177 million (44%) and $32 million (29%), respectively, primarily due to the acquisitions of Trendwest in April 2002, Equivest Finance, Inc. in February 2002 and certain other European vacation rental companies in 2002. The operating results of these acquired businesses were included from their acquisition dates forward and therefore contributed to operating results of this segment during first quarter 2003 but not in first quarter 2002. Accordingly, Trendwest, Equivest and the other acquired vacation rental companies contributed incremental revenues of $129 million, $8 million and $34 million, respectively, and incremental EBITDA of $20 million, $2 million and $12 million, respectively, in first quarter 2003 compared with 2002. Excluding the impact of these acquisitions, revenues increased $6 million while EBITDA declined $2 million quarter-over-quarter. In February 2003, we acquired the common interests of FFD Development Company LLC ("FFD"), the primary developer of timeshare inventory for our Fairfield Resorts subsidiary (discussed further under "Affiliated Entities"). The operating results of FFD were included from the acquisition date forward and were not significant to our segment results in first quarter 2003. Timeshare subscription and transaction revenues within our timeshare exchange business increased $7 million (6%) as increases in the average subscription fee and average fee per exchange were partially offset by a lower volume of exchange transactions driven by the overall reduction in travel. Royalties and marketing and reservation fund revenues within our lodging franchise operations remained relatively constant in first quarter 2003 as the impact of a 4% improvement in the occupancy levels at our franchised lodging brands was offset by a 4% reduction in the number of weighted average rooms available. EBITDA benefited $4 million from a joint venture master license agreement entered into during 2002 which converted the ownership of a third party license agreement. Upon the change in ownership, the license fee (formerly included within operating expenses) is now recorded as a minority interest expense. Excluding the above-mentioned acquisitions, operating and administrative expenses within this segment increased approximately $14 million in 2003 principally due to volume-related growth in our timeshare exchange business in prior quarters and increased overhead to support anticipated future demand.

Travel Distribution
Revenues and EBITDA declined $28 million (6%) and $18 million (12%), respectively, in first quarter 2003 compared with 2002. Galileo air travel booking fees decreased $32 million (10%) principally due to an 11% decline in worldwide air booking volumes. This was partially offset by a 1% increase in the effective yield per booking reflective of a quarter-over-quarter increase in pricing. Like most industry participants, we are experiencing a decline in travel demand affecting volumes and revenues across the majority of our travel distribution businesses due to a number of factors, including military conflict in Iraq, continuing economic pressures, terrorist threat alerts, and health concerns in Asia and other parts of the world. To mitigate the impact of this industry decline, we have initiated aggressive global cost containment efforts within this business segment. Galileo subscriber fees and EBITDA during first quarter 2003 increased $13 million and $4 million, respectively, due to the acquisition of national distribution companies ("NDCs") in Europe during 2002. NDCs are independent organizations that market and sell Galileo global distribution and computer reservation services to travel agents and other subscribers. In addition, during the summer of 2002, we acquired two other companies that supply reservation and distribution services to the hospitality industry. The operating results of such businesses were included from their acquisition dates forward and collectively contributed revenue of $9 million with an immaterial EBITDA impact during first quarter 2003. Additionally, revenues from our travel agency business declined $16 million due to reductions in commission rates paid by airlines, available reduced rate air inventory and travel-related clubs that we service. However, the impact on EBITDA of lower travel agency revenues was substantially offset by expense reductions due to cost containment initiatives within our travel agency business. EBITDA in first quarter 2003 was favorably impacted by $8 million in connection with a contract termination settlement during first quarter 2003.

Vehicle Services
Revenues increased $391 million (42%) while EBITDA decreased $20 million (29%) in first quarter 2003 compared with 2002. In November 2002, we acquired substantially all of the domestic assets of the vehicle rental business of Budget as well as selected international operations. Budget's operating results were included from the acquisition date forward and contributed revenues of $388 million and EBITDA losses of $20 million in first quarter 2003. The EBITDA losses contributed by Budget are principally attributable to seasonality, whereby Budget's operating results are typically weakest in the first quarter of every year. Excluding Budget's first quarter 2003 results, revenue increased $3 million while EBITDA remained flat quarter-over-quarter. The operating results excluding Budget reflect strong growth in our Wright Express fuel card business, which contributed incremental revenues of $10 million in first quarter 2003 compared with 2002 due to increased gasoline prices as Wright Express earns a percentage of the total gas purchased by its clients. The contributions by Wright Express were substantially offset by an overall decline in revenues generated by our Avis business due to reduced car rental demand.

Domestic car rental revenues at Avis declined $21 million (4%) as a result of the weaker travel environment. Time and mileage revenue per rental day increased slightly but the impact on revenue and EBITDA was more than offset by a 5% quarter-over-quarter reduction in the total number of days that Avis cars were rented. In addition, since utilization of Avis' fleet was lower in first quarter 2003, the absorption of fixed and vehicle-related costs (such as depreciation on vehicles and interest on vehicle financing) caused a corresponding quarter-over-quarter reduction in profit margin. Despite reduced Avis revenue domestically, revenues from Avis' international operations increased $11 million primarily due to increased transaction volume. Avis' revenues are primarily derived from car rentals at airport locations. Through February 2003 (the last period for which information is available), approximately 78% of Avis' revenues were generated from car rental locations at airports.

Financial Services
Revenues decreased $30 million (7%) while EBITDA increased $1 million (1%) in first quarter 2003 compared with 2002. Jackson Hewitt generated incremental franchise royalty revenues of $10 million (inclusive of intercompany royalties paid by our owned Jackson Hewitt offices), in first quarter 2003 compared to 2002, principally driven by a 13% increase in tax return volume and an 8% increase in the average price per return. Favorable results in the tax preparation franchise business are recognized with nominal increases in expenses due to significant operating leverage within this business. Tax preparation fees generated from owned Jackson Hewitt offices generated $6 million of incremental revenue quarter-over-quarter, also due to favorable tax return count and pricing. However, the impact on EBITDA was primarily offset by an increase in tax preparation-related expenses as a result of tax return volume increases. Jackson Hewitt also generated incremental revenues of $9 million in first quarter 2003 from other financial products and programs.

Revenue and EBITDA of this segment also reflect a continued shrinking membership base in connection with the outsourcing of our individual membership business to Trilegiant. However, the impact on EBITDA was mitigated by a net reduction in expenses from servicing fewer members. Fewer members resulted in a net revenue reduction of $63 million (net of $5 million of royalty income from Trilegiant), which was partially offset in EBITDA by favorable membership operating expenses and marketing expenses of $39 million and $6 million, respectively. Revenues within our insurance-wholesale business remained relatively constant in first quarter 2003 compared with 2002.

Corporate and Other
Revenues and EBITDA increased $28 million and $40 million, respectively, in first quarter 2003 compared with 2002, substantially due to the February 2003 sale of our equity investment in

Entertainment Publications, Inc. ("EPub") in March 2003. We sold our approximate 15% ownership interest in EPub for $33 million in cash, resulting in a pretax gain of $30 million. EBITDA also reflects a greater absorption of overhead expenses by our reportable segments during first quarter 2003 compared with 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Within our vehicle rental, vehicle management, relocation, mortgage services and vacation ownership businesses, we purchase assets or finance the purchase of assets on behalf of our clients. Assets generated in this process are classified as assets under management and mortgage programs. We seek to offset the interest rate exposures inherent in these assets by matching them with financial liabilities that have similar term and interest rate characteristics. As a result, we minimize the interest rate risk associated with managing these assets and create greater certainty around the financial income that they produce. Fees generated from our clients are used, in part, to repay the interest and principal associated with the financial liabilities. Funding for our assets under management and mortgage programs is also provided by both unsecured borrowings and asset-backed financing arrangements, which are classified as liabilities under management and mortgage programs, as well as securitization facilities with special purpose entities. Cash inflows and outflows relating to the generation or acquisition of assets and the principal debt repayment or financing of such assets are classified as activities of our management and mortgage programs. Our finance activities vary from the rest of our businesses based upon the impact of the relative business and financial risks and asset attributes, as well as the nature and timing associated with the respective cash flows. Accordingly, we believe that it is appropriate to segregate our assets under management and mortgage programs and our liabilities under management and mortgage programs separately from the assets and liabilities of the rest of our businesses because, ultimately, the source of repayment of such liabilities is the realization of such assets.

FINANCIAL CONDITION

	March 31, 2003	December 31, 2002	Change
Total assets exclusive of assets under management and mortgage programs	$20,847	$20,775	$72
Total liabilities exclusive of liabilities under management and mortgage programs	12,497	12,443	54
Assets under management and mortgage programs	15,320	15,122	198
Liabilities under management and mortgage programs	13,766	13,764	2
Mandatorily redeemable preferred interest	375	375	—
Stockholders' equity	9,529	9,315	214

Total assets exclusive of assets under management and mortgage programs increased primarily due to an increase of $454 million in cash and cash equivalents (see "Liquidity and Capital Resources—Cash Flows" below for a detailed discussion of such increase), partially offset by (i) a decrease in timeshare-related assets, which are now presented within assets under management and mortgage programs as such assets are now financed under a program and (ii) a decrease in real estate owned due to the sale of the related properties. Total liabilities exclusive of liabilities under management and mortgage programs also increased primarily due to $2.6 billion of debt issuances during first quarter 2003, which was partially offset by (i) $2.3 billion of debt repurchases/retirements (see "Liquidity and Capital Resources—Financial Obligations—Corporate Indebtedness") and (ii) a reduction of $210 million in accounts payable and other current liabilities primarily resulting from the payment of annual employee bonuses during first quarter 2003.

Assets under management and mortgage programs increased primarily due to (i) an increase of $295 million in timeshare-related assets resulting from our acquisition of FFD and the financing referred to above and (ii) an increase of $230 million in vehicles used primarily in our vehicle rental operations. Such increases were partially offset by (i) a decrease of $212 million in mortgage loans held for sale primarily due to timing differences arising between the origination and sales of such loans and (ii) a net reduction of $119 million in our mortgage servicing rights asset, including the related derivatives (see Note 6 to our Consolidated Financial Statements for the activity in the mortgage servicing rights and related derivatives accounts).

Stockholders' equity increased $214 million primarily due to $309 million of net income generated during first quarter 2003, partially offset by share repurchases aggregating $152 million (12.7 million shares).

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available credit and securitization facilities, each of which is discussed below.

Cash Flows
At March 31, 2003, we had $580 million of cash on hand, an increase of $454 million from $126 million at December 31, 2002. The following table summarizes such increase:

	Three Months Ended March 31,
	2003	2002	Change
Cash provided by (used in):
Operating activities	$1,090	$(572) (a)	$1,662
Investing activities	(696)	529 (b)	(1,225)
Financing activities	83	(832)	915
Effects of exchange rate changes	(23)	(6)	(17)
Cash used in discontinued operations	—	(19)	19

Net change in cash and cash equivalents	$454	$(900)	$1,354

(a)
Includes the application of prior payments made to the stockholder litigation settlement trust of $1.41 billion and the March 2002 payment of $250 million.
(b)
Includes $1.41 billion of proceeds from the stockholder litigation settlement trust, which were used to extinguish a portion of the stockholder litigation settlement liability.

During first quarter 2003, we generated approximately $1.1 billion of net cash from operating activities as compared to using $572 million of net cash during 2002. This change principally reflects the completion of our funding of the stockholder litigation settlement liability in 2002. Excluding the $1.66 billion of outflows reflected in 2002 in connection with the funding of the stockholder litigation settlement liability, net cash provided by operating activities remained relatively flat as increased contributions from our mortgage business were offset by a decrease in net cash inflows provided by mortgage origination and sale activity due to a timing difference on the receipt of proceeds from the sales of loans originated.

During first quarter 2003, we used $696 million of net cash for investing activities compared to generating $529 million of cash during 2002. This change principally reflects the absence in 2003 of $1.41 billion of proceeds received in 2002 from the stockholder litigation settlement trust, which represented funds we deposited to the trust in prior periods that we then used to fund the stockholder litigation settlement liability as discussed above. Excluding these proceeds, we used $185 million less cash in investing activities during first quarter 2003 as compared to 2002. This decrease primarily reflects (i) less cash used for acquisitions in 2003, (ii) proceeds of $64 million received in 2003 on the sale of real estate, which resulted from our foreclosure on certain mortgages classified outside of assets under management and mortgage programs and (iii) aggregate proceeds of $72 million received in 2003 on the sale of our investment in Entertainment Publications, Inc. ($33 million) and the sale/leaseback of one of our New Jersey facilities ($39 million). Such decreases were partially offset by a net increase of $68 million in cash used in management and mortgage program investing activities, which primarily resulted from an increase in cash used to acquire vehicles for our vehicle rental operations, partially offset by greater cash inflows on derivative contracts used to manage the interest rate risk inherent in our MSR asset. We also used more cash for capital expenditures to support operational growth and businesses acquired in 2002, enhance marketing opportunities and develop operating efficiencies through technological improvements. We continue to anticipate aggregate capital expenditure investments for 2003 to be in the range of $450 million to $480 million.

We generated $83 million of cash from financing activities during first quarter 2003 compared to using $832 million of cash in financing activities during 2002. Such change principally reflects proceeds received in 2003 that we had not yet used to repay debt as of March 31, 2003, partially offset by an increase in cash used to repurchase shares of our CD common stock. See "Liquidity and Capital Resources—Financial Obligations" for a detailed discussion of financing activities during first quarter 2003.

Throughout the remainder of 2003, we intend to deploy our available cash and cash generated through operations primarily to reduce/retire corporate indebtedness and repurchase outstanding shares of our CD common stock. Management currently expects that approximately half of our discretionary cash use during the 2003 fiscal year will be to effect debt repurchases, while the remainder will be used to repurchase outstanding shares and acquire complementary businesses. We are also currently analyzing the benefits of paying dividends on our CD common stock in the future. However, we can make no assurances that such a dividend will be paid.

Financial Obligations
At March 31, 2003, we had approximately $19.9 billion of indebtedness (including corporate indebtedness of $5.9 billion, Upper DECS of $863 million, debt under management and mortgage programs of $12.7 billion and our mandatorily redeemable preferred interest of $375 million).

Corporate Indebtedness
Corporate indebtedness consisted of:

	Earliest Mandatory Redemption Date	Final Maturity Date	March 31, 2003	December 31, 2002	Change
Term notes:
7 3/4% notes(a)	December 2003	December 2003	$229	$966	$(737)
6 7/8% notes	August 2006	August 2006	849	849	—
11% senior subordinated notes(b)	May 2009	May 2009	435	530	(95)
6 1/4% notes(c)	January 2008	January 2008	796	—	796
6 1/4% notes(d)	March 2010	March 2010	348	—	348
7 3/8% notes(c)	January 2013	January 2013	1,189	—	1,189
7 1/8% notes(d)	March 2015	March 2015	250	—	250
Contingently convertible debt securities:
Zero coupon convertible debentures(e)	May 2003	May 2021	401	857	(456)
Zero coupon senior convertible contingent notes	February 2004	February 2021	422	420	2
3 7/8% convertible senior debentures(f)	November 2004	November 2011	804	1,200	(396)
Other:
Revolver borrowings(g)		December 2005	—	600	(600)
Net hedging gains			81	89	(8)
Other			88	90	(2)

Total long-term debt, excluding Upper DECS			5,892	5,601	291
Upper DECS			863	863	—

Total corporate debt, including Upper DECS			$6,755	$6,464	$291

(a)
The change in the balance at March 31, 2003 reflects the redemption of $737 million of these notes for approximately $771 million in cash. In connection with such redemption, we recorded a pretax charge of approximately $22 million.
(b)
The change in the balance at March 31, 2003 reflects (i) the redemption of $81 million in face value of these notes, with a carrying value of $91 million, for $91 million in cash and (ii) $4 million related to the amortization of a premium. The loss recorded in connection with this redemption was not material.
(c)
These notes, issued in January 2003, are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured senior indebtedness.
(d)
These notes, issued in March 2003, are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured senior indebtedness.
(e)
The change in the balance at March 31, 2003 reflects the redemption of $456 million of these debentures for approximately $457 million in cash. In connection with such redemption, we recorded a pretax charge of approximately $7 million.
(f)
The change in the balance at March 31, 2003 reflects the redemption of $396 million of these debentures for approximately $408 million in cash. In connection with such redemption, we recorded a pretax charge of approximately $19 million.
(g)
Reflects the repayment of outstanding revolver borrowings during first quarter 2003.

As of December 31, 2002, we had approximately $1.8 billion of debt (7 3/4% notes and zero coupon convertible debentures) scheduled to mature or potentially become due in 2003. Due to the successful completion of the first phase of our debt reduction program during first quarter 2003, we were able to repurchase approximately $1.2 billion of these current maturities and eliminate 17.8 million shares of potential dilution to our future earnings per share (see notes (a) and (e) to the above table). Accordingly, as of March 31, 2003, only $630 million of such debt was scheduled to mature or potentially become due in 2003. During first quarter 2003, we also repurchased $396 million of debt (3 7/8% convertible senior debentures) that could have been put to us in November 2004, thereby eliminating another 16.5 million shares of potential dilution to our future earnings per share (see note (f) to the above table).

The number of shares of CD common stock potentially issuable for each of our contingently convertible debt securities are detailed below (in millions):

	March 31, 2003	December 31, 2002	Change
Zero coupon convertible debentures	15.7	33.5	(17.8)
Zero coupon senior convertible contingent notes	22.0	22.0	—
3 7/8% convertible senior debentures	33.4	49.9	(16.5)

	71.1	105.4	(34.3)

Subsequent to March 31, 2003, we retired $394 million (zero coupon convertible debentures) of the remaining $630 million of debt that was scheduled to potentially become due in 2003, thereby eliminating another 15.4 million shares of potential dilution to future earnings per share.

Debt Under Management and Mortgage Programs
The following table summarizes the components of our debt under management and mortgage programs:

	March 31, 2003	December 31, 2002	Change
Asset-Backed Debt:
Vehicle rental program (a)	$6,429	$6,082	$347
Vehicle management program (b)	3,043	3,058	(15)
Mortgage program(c)	463	871	(408)
Timeshare program(d)	273	145	128
Relocation program	81	80	1

	10,289	10,236	53

Unsecured Debt:
Term notes(e)	1,907	1,421	486
Commercial paper(f)	354	866	(512)
Bank loans	40	107	(67)
Other	158	117	41

	2,459	2,511	(52)

Total debt under management and mortgage programs	$12,748	$12,747	$1

(a)
The change in the balance at March 31, 2003 principally reflects (i) the issuance of $965 million of term notes at various interest rates, (ii) the issuance of $175 million of variable funding notes and (iii) the repayment of $755 million of variable funding notes. At March 31, 2003, approximately $4.4 billion of asset-backed term notes were included in outstanding borrowings.
(b)
At March 31, 2003, approximately $2.3 billion of asset-backed term notes were included in outstanding borrowings.
(c)
The change in the balance at March 31, 2003 reflects the repayment of $408 million of outstanding borrowings.
(d)
The change in the balance at March 31, 2003 primarily reflects the borrowing of $130 million under a timeshare financing agreement.

(e)
The change in the balance at March 31, 2003 principally reflects the issuance of (i) $400 million of 6% term notes due March 2008, (ii) $600 million of 7 1/8% term notes due March 2013, (iii) $147 million of term notes with various interest rates and maturity dates and (iv) the February 2003 repayment of $650 million of 8 1/8% term notes.
(f)
The change in the balance at March 31, 2003 reflects the repayment of $512 million of commercial paper primarily with the proceeds from the issuance of the term notes described in note (e) above.

The following table provides the contractual maturities for debt under management and mortgage programs at March 31, 2003 (except for notes under our vehicle management program, for which estimates of payments based on the expected cash inflows relating to the corresponding assets under management and mortgage programs have been provided, as required by the underlying indentures):

	Unsecured(a)	Asset-Backed	Total
Within 1 year	$197	$2,239	$2,436
1 to 2 years	406	3,116	3,522
2 to 3 years	170	2,093	2,263
3 to 4 years	1	831	832
4 to 5 years	610	1,242	1,852
Thereafter	1,075	768	1,843

	$2,459	$10,289	$12,748

(a)
Unsecured commercial paper borrowings of $354 million are assumed to be repaid with borrowings under our PHH subsidiary's committed credit facility expiring in February 2005, as such amount is fully supported by PHH's committed credit facilities, which are detailed below.

Subsequent to March 31, 2003, we issued $750 million of term notes under our vehicle rental program with maturities ranging from three to five years and a blended interest rate of 3.1%.

Available Funding Arrangements and Committed Credit Facilities
At March 31, 2003, we had approximately $4.8 billion of available funding arrangements and credit facilities (including availability of approximately $1.8 billion at the corporate level and approximately $3.0 billion available for use in our management and mortgage programs). As of March 31, 2003, the committed credit facilities at the corporate level consisted of:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued and Outstanding	Available Capacity
Maturing in December 2005	$2,900	$—	$1,118	$1,782

Available funding under our asset-backed debt programs and committed credit facilities related to our management and mortgage programs as of March 31, 2003 consisted of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements(a)
Vehicle rental program	$7,340	$6,429	$911
Vehicle management program	3,336	3,043	293
Mortgage program	700	463	237
Timeshare program	300	273	27
Relocation program	100	81	19

	11,776	10,289	1,487

Committed Credit Facilities(b)
Maturing in February 2004	750	—	750
Maturing in February 2005	750	—	750

	1,500	—	1,500

	$13,276	$10,289	$2,987

(a)
Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)
These committed credit facilities were entered into by and are for the exclusive use of our PHH subsidiary.

As of March 31, 2003, we also had $400 million of availability for public debt or equity issuances under a shelf registration statement and our PHH subsidiary had an additional $916 million of availability for public debt issuances under a shelf registration statement.

Off-Balance Sheet Financing Arrangements
In addition to our on-balance sheet borrowings, we sell specific assets under management and mortgage programs. We sell timeshare receivables to Sierra Receivables Funding Company LLC, a bankruptcy remote qualifying special purpose entity, in exchange for cash. Prior to the establishment of Sierra, we sold timeshare receivables to multiple bankruptcy remote qualifying special purpose entities under revolving sales agreements in exchange for cash. Our PHH subsidiary sells relocation receivables to Apple Ridge Funding LLC, a bankruptcy remote qualifying special purpose entity, in exchange for cash. Our PHH subsidiary also sells mortgage loans originated by our mortgage business into the secondary market, which is customary practice in the mortgage industry. Such mortgage loans are sold into the secondary market primarily through one of the following means: (i) the direct sale to a government-sponsored entity, (ii) through capacity under a subsidiary's public registration statement (which approximated $856 million as of March 31, 2003) or (iii) through Bishop's Gate Residential Mortgage Trust, an unaffiliated bankruptcy remote special purpose entity. Presented below is detailed information for each of the special purpose entities we utilize in off-balance sheet financing and sale arrangements as of March 31, 2003.

	Assets Serviced(a)	Maximum Funding Capacity		Debt Issued		Maximum Available Capacity(b)
Timeshare
Sierra(c)	$736	$853		$645		$208
Others	507	450		450	(d)	—
Relocation
Apple Ridge	524	600		430	(d)	170
Mortgage
Bishop's Gate(e)	2,003	3,173	(f)	1,861	(d)	1,164

(a)
Does not include cash of $30 million, $24 million, $19 million and $23 million at Sierra, other timeshare qualified special purpose entities, Apple Ridge and Bishop's Gate, respectively.
(b)
Subject to maintaining sufficient assets to collateralize debt.
(c)
Consists of a (i) $550 million conduit facility with outstanding borrowings of $342 million and available capacity of $208 million and (ii) a term note agreement under which $303 million was outstanding. At March 31, 2003, we were servicing receivables of $405 million under the conduit facility and $331 million under the term note agreement.
(d)
Primarily represents term notes.
(e)
As discussed below under the section entitled "Recently Issued Accounting Pronouncements," we expect to consolidate Bishop's Gate in our financial statements as of July 1, 2003, as required by FASB Interpretation No. 46.
(f)
Includes our ability to fund assets with $148 million of outside equity certificates.

The receivables and mortgage loans transferred to the above special purpose entities, as well as the mortgage loans sold to the secondary market through other means, are generally non-recourse to us and to PHH. Pretax gains recognized on all securitizations of financial assets, which are recorded within net revenues on our Consolidated Condensed Statements of Income, were as follows:

	Three Months Ended March 31,
	2003	2002
Timeshare-related	$16	$2
Mortgage loans	203	123

Liquidity Risk
Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate. Additionally, our liquidity as it relates to both management and mortgage programs, could be adversely affected by deterioration in the performance of the underlying assets of such programs. Access to the principal financing program for our vehicle rental subsidiaries may also be impaired should General Motors Corporation or Ford Motor Company not be able to honor its obligations to repurchase a substantial number of our vehicles. Our liquidity as it relates to mortgage programs is highly dependent on the secondary markets for mortgage loans. Access to certain of our securitization facilities and our ability to act as servicer thereto also may be limited in the event that our or PHH's credit ratings are downgraded below investment grade and, in certain circumstances, where we or PHH fail to meet certain financial ratios. However, we do not believe that our or PHH's credit ratings are likely to fall below such thresholds. Additionally, we monitor the maintenance of these financial ratios and as of March 31, 2003, we were in compliance with all covenants under these facilities. When securitizing assets under management and mortgage programs, we make representations and warranties customary to the securitization markets, including eligibility characteristics of the assets transferred and servicing responsibilities.

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

As of March 31, 2003, our future contractual obligations have not changed significantly from the amounts reported within our 2002 Annual Report on Form 10-K with the exception of our commitment to purchase vehicles during 2003, which now approximates $2.1 billion, a decrease of approximately $500 million from the amount previously disclosed. Any changes to our obligations related to corporate indebtedness and debt under management and mortgage programs are presented above within the section entitled "Liquidity and Capital Resources—Financial Obligations" and also within Notes 7 and 8 to our Consolidated Condensed Financial Statements.

AFFILIATED ENTITIES

As previously discussed, during first quarter 2003, we acquired all the common interests of FFD and also acquired a majority interest in Trip Network. Accordingly, we began consolidating these two entities during first quarter 2003. For more detailed information regarding our relationships with FFD and Trip Network prior to our acquisitions of such businesses, see Note 12 to our Consolidated Condensed Financial Statements. As of March 31, 2003, the only affiliated operating entity that we have not consolidated was Trilegiant. In connection with our adoption of FASB Interpretation No. 46 (discussed below within the section entitled "Recently Issued Accounting Pronouncements"), we plan to consolidate Trilegiant beginning in the third quarter of 2003. Further information regarding our relationship with Trilegiant is presented below.

Trilegiant Corporation
Trilegiant operates membership-based clubs and programs and other incentive-based programs through an outsourcing arrangement with us. Pursuant to the outsourcing arrangement, we retained substantially all of the assets and liabilities of the existing membership business outsourced under the arrangement and licensed Trilegiant the right to market products utilizing our intellectual property to new members. Accordingly, we continue to collect membership fees from, and are obligated to provide membership benefits to, members of our individual membership business that existed as of July 2, 2001 (referred to as "existing members"), including their renewals and Trilegiant provides fulfillment services for these members in exchange for a servicing fee pursuant to the Third Party Administrator agreement. Furthermore, Trilegiant collects the membership fees from, and is obligated to provide membership benefits to, any members who joined the membership based clubs and programs and all other incentive programs subsequent to July 2, 2001 (referred to as "new members") and recognizes the related revenue and expenses. Similar to our franchise businesses, we receive a royalty from Trilegiant on all future revenue generated by the new members.

During first quarter 2003 and 2002, we recognized revenue of $90 million and $157 million, respectively, in connection with fees previously collected from existing members (as the membership period expired) and Trilegiant charged us $36 million and $51 million, respectively, in connection with providing fulfillment services to these members (such charges were recorded by us as a component of operating expenses). During first quarter 2003 and 2002, we also recorded revenue of $17 million and $11 million, respectively, as a result of our relationship with Trilegiant and marketing expenses of $4 million and $10 million, respectively, related to the advance we made to Trilegiant in 2001. The resultant impact of these activities to our cash position was a net inflow of $22 million and $27 million to cash provided by operating activities during first quarter 2003 and 2002, respectively (including fees collected from Trilegiant in connection with membership renewals by the existing members and fees paid to Trilegiant in connection with servicing the existing members).

Our preferred stock investment is convertible, at any time at our option, into approximately 33% of Trilegiant's common stock on a fully diluted basis (after giving effect to non-cash dividends of approximately $1 million received from Trilegiant during first quarter 2003).

CHANGES IN ACCOUNTING POLICIES

 On January 1, 2003, we adopted the following standards:

  •
  Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation"

  •
  SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure"

  •
  SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"

  •
  SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"

  •
  FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

For more detailed information regarding these changes in accounting policies, see Note 1 to our Consolidated Condensed Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities
On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities ("SPE"), although other non-SPE-type entities may be subject to the Interpretation. This Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also requires disclosures for both the primary beneficiary of a variable interest entity and other parties with significant variable interests in the entity. Transferors to a qualifying special purpose entity ("QSPE") and certain other interests in QSPEs are not subject to this Interpretation.

For variable interest entities created, or interests in variable interest entities obtained, subsequent to January 31, 2003, we are required to apply the consolidation provisions of this Interpretation immediately. We have not created a variable interest entity nor obtained an interest in a variable interest entity for which we would be required to apply the consolidation provisions of this Interpretation immediately. For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the consolidation provisions of this Interpretation are first required to be applied in our financial statements as of July 1, 2003. For these variable interest entities, we expect to apply the prospective transition method whereby the consolidation provisions of this

Interpretation are applied prospectively with a cumulative-effect adjustment, if necessary, as of July 1, 2003.

We are currently evaluating the impact of adopting this Interpretation. Thus far, we have concluded that the adoption of this Interpretation will result in the consolidation of the Bishop's Gate mortgage securitization facility, as of July 1, 2003. The consolidation of Bishop's Gate is not expected to affect our results of operations. However, had we consolidated Bishop's Gate as of March 31, 2003, our total assets and liabilities under management and mortgage programs would have each increased by approximately $2.0 billion.

Additionally, we believe that upon adoption of this Interpretation, we will be required to consolidate Trilegiant as of July 1, 2003. This assessment is based upon facts and circumstances in existence as of the date of this filing. We believe that the consolidation of Trilegiant would cause our total assets and total liabilities to increase by approximately $100 million and $390 million (approximately $230 million of which represents deferred income) on July 1, 2003. The consolidation of Trilegiant is expected to result in a non-cash charge of approximately $290 million, which would be recorded on July 1, 2003 as a cumulative effect of accounting change but would not impact our income from continuing operations. As we will apply the provisions of this Interpretation prospectively, the consolidation of Trilegiant would not result in any changes to our consolidated financial statements for any prior periods (including first and second quarters of 2003). Although we would be recording Trilegiant's profits and losses in our consolidated results of operations (beginning July 1, 2003), we are not obligated to infuse capital or otherwise fund or cover any losses incurred by Trilegiant. Therefore, our maximum exposure to loss as a result of our involvement with Trilegiant is limited to the assets recorded on our Consolidated Balance Sheet as such amounts may not be recoverable if Trilegiant ceases operations. As of March 31, 2003, we had $104 million of assets recorded on our Consolidated Condensed Balance Sheet in connection with advances and loans made to Trilegiant, as well as net receivables due from Trilegiant.

Derivative Instruments and Hedging Activities
On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement are generally effective for contracts entered into or modified after June 30, 2003. We are in the process of assessing the impact of adopting this standard on our consolidated results of operations and financial position.

Item 3. Quantitative And Qualitative Disclosures About Market Risks

As previously discussed in our 2002 Annual Report on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used March 31, 2003 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

 In Re Homestore.com Securities Litigation, No. 10-CV-11115 (MJP) (U.S.D.C., C.D. Cal.). On November 15, 2002, Cendant and Richard A. Smith, one of our officers, were added as defendants in a purported class action. The 26 other defendants in such action include Homestore.com, Inc., certain of its officers and directors and its auditors. Such action was filed on behalf of persons who purchased stock of Homestore.com (an Internet-based provider of residential real estate listings) between January 1, 2000 and December 31, 2001. The complaint in this action alleged violations of Sections 10(b) and 20(a) of the Securities and Exchange Act based on purported misconduct in connection with the accounting of certain revenues in financial statements published by Homestore during the class period. On January 10, 2003, we, together with Mr. Smith, filed a motion to dismiss plaintiffs' claims for failure to state a claim upon which relief could be granted. A hearing on our motion to dismiss was held on February 14, 2003 and at the conclusion thereof the motion was submitted to the court for determination. On March 7, 2003, the court granted our motion and dismissed the complaint, as against Cendant and Mr. Smith. Plaintiff has filed a motion for leave to appeal such dismissal to the Circuit Court of Appeals for the Ninth Circuit.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

        See Exhibit Index

(b)   Reports on Form 8-K

  On January 10, 2003, we filed a current report on Form 8-K to file under Item 5 the Statement of Eligibility of Trustee on Form T-1 of The Bank of Nova Scotia Trust Company of New York.

  On January 17, 2003, we filed a current report on Form 8-K to file under Item 5 certain agreements relating to the offering of $800,000,000 aggregate principal amount of our 6.25% Senior Notes due 2008 and $1,200,000,000 aggregate principal amount of our 7.375% Senior Notes due 2013.

  On February 6, 2003, we filed a current report on Form 8-K to report under Item 5 our fourth quarter and full year 2002 financial results.

  On February 11, 2003, we filed a current report on Form 8-K to report under Item 5 a summary of our PHH Corporation subsidiary's fourth quarter and full year 2002 financial results, capital structure and sources of liquidity.

  On February 25, 2003, we filed a current report on Form 8-K to report under Item 5 our Avis Group Holdings, Inc. subsidiary's selected historical consolidated financial data. Additionally, we announced certain management changes.

  On March 13, 2003, we filed a current report on Form 8-K to file under Item 5 certain agreements relating to the offering of $350,000,000 aggregate principal amount of our 6.25% Senior Notes due 2010 and $250,000,000 aggregate principal amount of our 7.125% Senior Notes due 2015 and certain changes in our Board membership.

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
Date: May 8, 2003

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

 Date: May 8, 2003

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

 Date: May 8, 2003

/s/ KEVIN M. SHEEHAN Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q/A for the quarterly period ended March 31, 2000, dated July 28, 2000).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q/A for the quarterly period ended March 31, 2000, dated July 28, 2000).
10.1	Agreement of Ronald L. Nelson, dated April 14, 2003 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated April 16, 2003).
10.2	Agreement of Kevin M. Sheehan, dated April 1, 2003.
10.3	Agreement of Scott E. Forbes, dated April 1, 2003.
10.4	Agreement of Thomas Christopoul, dated February 14, 2003.
10.5
Indenture and Servicing Agreement dated as of March 31, 2003 by and among Sierra 2003-1 Receivables Funding Company, LLC, as Issuer and Fairfield Acceptance Corporation—Nevada, as Servicer and Wachovia Bank, National Association, as Trustee and Wachovia Bank, National Association, as Collateral Agent.
10.6
Series 2003-2 Supplement dated as of March 6, 2003 to the Amended and Restated Base Indenture dated as of July 30, 1997, between AESOP Funding II L.L.C., as Issuer and The Bank of New York, as Trustee and Series 2003-2 Agent (incorporated by reference to Avis Group Holdings' quarterly report on Form 10-Q for the period ending March 31, 2003).
10.7
Series 2003-1 Supplement dated as of January 28, 2003 to the Amended and Restated Base Indenture dated as of July 30, 1997 between AESOP Funding II LLC, as Issuer, Avis Rent A Car System, Inc., as Administrator, Cendant Corporation, as Purchaser and The Bank of New York, as Trustee and Series 2003-1 Agent (incorporated by reference to Avis Group Holdings' quarterly report on Form 10-Q for the period ending March 31, 2003).
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.
15	Letter Re: Unaudited Interim Financial Information.
99	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Cendant Corporation and Subsidiaries Table of Contents
FORWARD-LOOKING STATEMENTS
INDEPENDENT ACCOUNTANTS' REPORT
Cendant Corporation and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF INCOME (In millions, except per share data)
Cendant Corporation and Subsidiaries CONSOLIDATED CONDENSED BALANCE SHEETS (In millions, except share data)
Cendant Corporation and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In millions)
Cendant Corporation and Subsidiaries NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in millions, except per share amounts)
RESULTS OF OPERATIONS—FIRST QUARTER 2003 VS. FIRST QUARTER 2002
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX