Form 10-Q
period 2003-06-30
CENDANT CORP
filed 2003-08-07
CIK 723612

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2003
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's common stock was 1,013,773,152 shares as of July 31, 2003.

Cendant Corporation and Subsidiaries

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

  •
  our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, including the acquisition of substantially all of the assets of Budget Group, Inc., the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;

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

  •
  the performance of Trilegiant Corporation, which will be included in our consolidated results as of July 1, 2003 despite our limited ability to control the operations of Trilegiant;

  •
  filing of bankruptcy by or the loss of business of any of our significant customers, including our airline customers, and the ultimate disposition of UAL Corporation's bankruptcy reorganization;

  •
  in relation to our management and mortgage programs, (i) the deterioration in the performance of the underlying assets of such programs, (ii) the impairment of our ability to access the principal financing program for our vehicle rental subsidiaries if General Motors Corporation or Ford Motor Company should not be able to honor its obligations to repurchase a substantial number of our vehicles and (iii) our inability to access the secondary market for mortgage loans or certain of our securitization facilities and our inability to act as servicer thereto, which could become limited in the event that our or PHH's credit ratings are downgraded below investment grade and, in certain circumstances, where we or PHH fail to meet certain financial ratios; and

  •
  changes in laws and regulations or the applications thereof, including changes in accounting standards, global distribution services rules, telemarketing and timeshare sales regulations, state, international and federal tax laws, privacy policy regulations or other laws that impact our businesses.

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
New York, New York

We have reviewed the accompanying consolidated condensed balance sheet of Cendant Corporation and subsidiaries (the "Company") as of June 30, 2003, the related consolidated condensed statements of income for the three and six month periods ended June 30, 2003 and 2002, and the related consolidated condensed statements of cash flows for the six month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP
New York, New York
August 6, 2003

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
Service fees and membership, net	$3,170	$2,792	$5,960	$4,501
Vehicle-related	1,406	981	2,673	1,871
Other	4	11	41	28

Net revenues	4,580	3,784	8,674	6,400

Expenses
Operating	2,401	1,831	4,414	2,695
Vehicle depreciation, lease charges and interest, net	617	510	1,213	1,009
Marketing and reservation	413	358	821	679
General and administrative	340	294	681	575
Non-program related depreciation and amortization	129	111	257	216
Non-program related interest, net:
Interest expense, net	80	60	161	126
Early extinguishment of debt	6	38	54	38
Acquisition and integration related costs:
Amortization of pendings and listings	4	194	7	194
Other	8	13	15	13

Total expenses	3,998	3,409	7,623	5,545

Income before income taxes and minority interest	582	375	1,051	855
Provision for income taxes	193	130	348	293
Minority interest, net of tax	7	6	12	8

Income from continuing operations	382	239	691	554
Income from discontinued operations, net of tax	—	24	—	51
Loss on disposal of discontinued operations, net of tax	—	(256)	—	(256)

Net income	$382	$7	$691	$349

Earnings per share
Basic
Income from continuing operations	$0.38	$0.23	$0.68	$0.55
Net income	0.38	0.01	0.68	0.35
Diluted
Income from continuing operations	$0.37	$0.23	$0.67	$0.54
Net income	0.37	0.01	0.67	0.34

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$627	$126
Restricted cash	309	307
Receivables, net	1,510	1,457
Deferred income taxes	334	334
Other current assets	934	1,134

Total current assets	3,714	3,358
Property and equipment, net	1,749	1,780
Deferred income taxes	946	1,115
Goodwill	10,809	10,699
Other intangibles, net	2,422	2,464
Other non-current assets	1,052	1,359

Total assets exclusive of assets under programs	20,692	20,775

Assets under management and mortgage programs:
Restricted cash	312	354
Mortgage loans held for sale	2,182	1,923
Relocation receivables	335	239
Vehicle-related, net	10,915	10,052
Timeshare-related, net	1,029	675
Mortgage servicing rights, net	1,260	1,380
Derivatives related to mortgage servicing rights	118	385
Mortgage-backed securities	99	114

	16,250	15,122

Total assets	$36,942	$35,897

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$4,298	$4,287
Current portion of long-term debt	711	30
Deferred income	610	680

Total current liabilities	5,619	4,997
Long-term debt, excluding Upper DECS	4,834	5,571
Upper DECS	863	863
Deferred income	317	320
Other non-current liabilities	789	692

Total liabilities exclusive of liabilities under programs	12,422	12,443

Liabilities under management and mortgage programs:
Debt	13,347	12,747
Deferred income taxes	1,022	1,017

	14,369	13,764

Mandatorily redeemable preferred interest in a subsidiary	375	375

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	—	—
CD common stock, $.01 par value—authorized 2 billion shares; issued 1,245,528,430 and 1,238,952,970 shares	12	12
Additional paid-in capital	10,210	10,090
Deferred compensation	(83)	—
Retained earnings	3,949	3,258
Accumulated other comprehensive income (loss)	60	(14)
CD treasury stock, at cost—232,861,433 and 207,188,268 shares	(4,372)	(4,031)

Total stockholders' equity	9,776	9,315

Total liabilities and stockholders' equity	$36,942	$35,897

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2003	2002
Operating Activities
Net income	$691	$349
Adjustments to arrive at income from continuing operations	—	205

Income from continuing operations	691	554
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-program related depreciation and amortization	257	216
Amortization of pendings and listings	7	194
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	(60)	(123)
Income taxes and deferred income taxes	280	(64)
Accounts payable and other current liabilities	(78)	(97)
Payment of stockholder litigation settlement liability	—	(2,850)
Deferred income	(73)	(153)
Proceeds from termination of fair value hedges	200	—
Other, net	94	48

Net cash provided by (used in) operating activities exclusive of management and mortgage programs	1,318	(2,275)

Management and mortgage programs:
Vehicle depreciation	989	868
Amortization and provision for impairment of mortgage servicing rights	453	238
Net (gain) loss on mortgage servicing rights and related derivatives	(132)	9
Origination of mortgage loans	(31,473)	(17,736)
Proceeds on sale of and payments from mortgage loans held for sale	31,209	18,212

	1,046	1,591

Net cash provided by (used in) operating activities	2,364	(684)

Investing Activities
Property and equipment additions	(198)	(139)
Proceeds from stockholder litigation settlement trust	—	1,410
Net assets acquired, net of cash acquired, and acquisition-related payments	(135)	(623)
Net proceeds from disposition of business	—	1,200
Other, net	155	(21)

Net cash provided by (used in) investing activities exclusive of management and mortgage programs	(178)	1,827

Management and mortgage programs:
Investment in vehicles	(12,412)	(7,577)
Payments received on investment in vehicles	10,842	6,397
Origination of timeshare receivables	(707)	(498)
Principal collection of timeshare receivables	674	414
Equity advances on homes under management	(2,566)	(2,909)
Repayment on advances on homes under management	2,474	2,974
Additions to mortgage servicing rights	(459)	(425)
Cash received (paid) on derivatives related to mortgage servicing rights, net	526	(11)
Proceeds from sales of mortgage servicing rights	—	9
Other, net	14	15

	(1,614)	(1,611)

Net cash provided by (used in) investing activities	(1,792)	216

Financing Activities
Proceeds from borrowings	2,651	3
Principal payments on borrowings	(2,834)	(1,126)
Issuances of common stock	126	106
Repurchases of common stock	(461)	(137)
Other, net	(86)	(18)

Net cash used in financing activities exclusive of management and mortgage programs	(604)	(1,172)

Management and mortgage programs:
Proceeds from borrowings	13,625	7,355
Principal payments on borrowings	(12,825)	(7,187)
Net change in short-term borrowings	(238)	(36)
Other, net	(9)	(6)

	553	126

Net cash used in financing activities	(51)	(1,046)
Effect of changes in exchange rates on cash and cash equivalents	(20)	(16)
Cash provided by discontinued operations	—	74

Net increase (decrease) in cash and cash equivalents	501	(1,456)
Cash and cash equivalents, beginning of period	126	1,942

Cash and cash equivalents, end of period	$627	$486

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

The Company segregates the financial data related to its management and mortgage programs as such activities are autonomous and distinct from the Company's other activities. Assets classified under management and mortgage programs are assets generated in the operations of the Company's vehicle rental, vehicle management, relocation, mortgage services and vacation ownership businesses. The Company seeks to offset the interest rate exposures inherent in these assets by matching them with financial liabilities that have similar term and interest rate characteristics. Fees generated from these assets are used, in part, to repay the interest and principal associated with the financial liabilities. Funding for the Company's assets under management and mortgage programs is also provided by both unsecured borrowings and asset-backed financing arrangements, which are classified as liabilities under management and mortgage programs, as well as securitization facilities with special purpose entities. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company's management and mortgage programs.

The Consolidated Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K filed on March 5, 2003.

Changes in Accounting Policies
Stock-Based Compensation.    Prior to January 1, 2003, the Company measured its stock-based compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company did not recognize compensation expense upon the issuance of stock options to employees because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the date of grant. The Company complied with the provisions of SFAS No. 123 by providing pro forma disclosures of net income and related per share data giving consideration to the fair value method provisions of SFAS No. 123.

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

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all employee stock awards granted by the Company:
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Reported net income	$382	$7	$691	$349
Add back: Stock-based employee compensation expense included in reported net income, net of tax(a)	3	2	3	2
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax(b)	13	44	23	82

Pro forma net income (loss)	$372	$(35)	$671	$269

Net income (loss) per share:
Reported
Basic	$0.38	$0.01	$0.68	$0.35
Diluted	0.37	0.01	0.67	0.34
Pro Forma
Basic	$0.37	$(0.03)	$0.66	$0.27
Diluted	0.36	(0.03)	0.65	0.26

  (a)
  The 2003 amounts reflect the adoption of SFAS No. 123. For a detailed account of compensation expense recorded within the Consolidated Condensed Statements of Income for stock awards granted subsequent to December 31, 2002, see Note 12—Stock-Based Compensation.
  (b)
  Pro forma compensation expense reflected for grants awarded prior to January 1, 2003 is not indicative of future compensation expense that would be recorded by the Company. Future expense will vary based upon factors such as the type of award granted by the Company and the then-current fair market value of such award.

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

Costs Associated with Exit or Disposal Activities.    On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) initiated after December 31, 2002 to be recognized when the costs are incurred, rather than at the date of commitment to an exit or disposal plan. This standard nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The impact of adopting this standard was not material to the Company's results of operations or financial position.

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

Recently Issued Accounting Pronouncements
Consolidation of Variable Interest Entities.    On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Such Interpretation addresses the consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities ("SPE"), although other non-SPE-type entities may be subject to the Interpretation. This Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also requires disclosures for both the primary beneficiary of a variable interest entity and other parties with significant variable interests in the entity. Transferors to a qualifying SPE ("QSPE") and certain other interests in QSPEs are not subject to this Interpretation.

Pursuant to FIN 46, the Company will consolidate Bishop's Gate Residential Mortgage Trust ("Bishop's Gate") and Trilegiant Corporation ("Trilegiant") on July 1, 2003 through the application of the prospective transition method. Therefore, the consolidation of these entities will not result in any changes to the Company's consolidated financial statements for any prior periods (including first and second quarters of 2003).

The consolidation of Bishop's Gate will not affect the Company's results of operations but will cause its total assets and liabilities under management and mortgage programs to increase by approximately $2.1 billion each on July 1, 2003. See Note 9—Off—Balance Sheet Financing Arrangements for more information regarding the Bishop's Gate mortgage securitization facility.

The consolidation of Trilegiant will result in a non-cash charge of approximately $300 million, which will be recorded on July 1, 2003 as a cumulative effect of accounting change. This non-cash charge will not impact income from continuing operations or the related per share amounts. Although the Company will be recording Trilegiant's profits and losses in its consolidated results of operations (beginning July 1, 2003), the Company is not obligated to infuse capital or otherwise fund or cover any losses incurred by Trilegiant. Therefore, the Company's maximum exposure to loss as a result of its involvement with Trilegiant is substantially limited to the advances and loans made to Trilegiant, as well as any receivables due from Trilegiant (collectively aggregating $112 million as of June 30, 2003), as such amounts may not be recoverable if Trilegiant were to cease operations. Upon consolidation of Trilegiant, the Company's total assets and liabilities will increase by approximately $100 million and $400 million (approximately $250 million of which represents deferred income), respectively. See Note 13—Related Party Transactions for more information regarding the Company's relationship with Trilegiant.

Derivative Instruments and Hedging Activities.    On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this standard are generally effective for contracts entered into or modified after June 30, 2003 and are not expected to have a material impact on the Company's consolidated financial statements.

Financial Instruments with Characteristics of Both Liabilities and Equity.    On May 31, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. The provisions of this standard are primarily effective as of July 1, 2003.

Upon adoption of this standard, the Company will reclassify its $375 million mandatorily redeemable preferred interest in a subsidiary (which is currently presented as a mezzanine instrument in between the liability and equity sections on the Consolidated Condensed Balance Sheets) to long-term debt. The $375 million mandatorily redeemable preferred interest was issued by a subsidiary of the Company in March 2000. Such amount is secured by the assets of the subsidiary, which primarily comprise a real estate trademark. The preferred interest is mandatorily redeemable by the holder in 2015 and may be redeemed by the Company on any quarterly distribution date. The quarterly distribution the Company is required to pay on the preferred interest is currently based on the three-month LIBOR plus a margin of 1.77%. In March 2005 and 2010, the preferred interest is subject to a remarketing, upon which the distribution rate will be reset. In the event of a failed remarketing, the quarterly distributions would increase by 150% (based upon the Company's credit ratings in effect as of June 30, 2003). The distributions on the preferred interest are currently reflected as minority interest in the Consolidated Condensed Statements of Income. During the three months ended June 30,

2003 and 2002, such minority interest expense (pretax) approximated $3 million and $3 million, respectively, and during the six months ended June 30, 2003 and 2002, such minority interest expense (pretax) approximated $6 million and $6 million, respectively. Beginning in the third quarter of 2003, the distributions will be recorded as non-program related interest expense. Prior period amounts are precluded from being reclassified pursuant to this standard.

2.     Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share ("EPS").

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income from continuing operations:
Income from continuing operations for basic EPS	$382	$239	$691	$554
Convertible debt interest, net of tax	—	—	—	1

Income from continuing operations for diluted EPS	$382	$239	$691	$555

Net income:
Net income for basic EPS	$382	$7	$691	$349
Convertible debt interest, net of tax	—	—	—	1

Net income for diluted EPS	$382	$7	$691	$350

Weighted average shares outstanding:
Basic	1,017	1,023	1,022	1,001
Stock options, warrants and non-vested shares	22	30	17	32
Convertible debt	—	—	—	3

Diluted	1,039	1,053	1,039	1,036

Earnings per share:
Basic
Income from continuing operations	$0.38	$0.23	$0.68	$0.55
Income from discontinued operations, net of tax	—	0.03	—	0.05
Loss on disposal of discontinued operations, net of tax	—	(0.25)	—	(0.25)

Net income	$0.38	$0.01	$0.68	$0.35

Diluted
Income from continuing operations	$0.37	$0.23	$0.67	$0.54
Income from discontinued operations, net of tax	—	0.02	—	0.05
Loss on disposal of discontinued operations, net of tax	—	(0.24)	—	(0.25)

Net income	$0.37	$0.01	$0.67	$0.34

  The following table summarizes the Company's outstanding common stock equivalents, which were antidilutive and, therefore, excluded from the computation of diluted EPS.

	As of June 30,
	2003	2002
Options (a)	131	121
Warrants (b)	2	2
Upper DECS (c)	40	40

  (a)
  The increase in the number of antidilutive options as of June 30, 2003 principally reflects the impact of a lower average stock price during the six months ended 2003 ($13.67) as compared to the same period for 2002 ($17.84). The weighted average exercise prices for antidilutive options at June 30, 2003 and 2002 were $21.02 and $21.56, respectively.
  (b)
  The weighted average exercise price for antidilutive warrants at June 30, 2003 and 2002 was $21.31.
  (c)
  The price of the Company's common stock would need to exceed $28.42 for the Upper DECS to become dilutive.

The Company's contingently convertible debt securities, which provided for the potential issuance of 56 million and 125 million shares of common stock as of June 30, 2003 and 2002, respectively, were not included in the computation of diluted EPS for such periods as the related contingency provisions were not satisfied.

3.     Acquisitions

2003 Acquisitions
On February 3, 2003, the Company acquired all of the common interests of FFD Development Company LLC ("FFD") from an independent business trust for approximately $27 million in cash. As part of this acquisition, the Company also assumed approximately $58 million of debt, which was subsequently repaid. The goodwill resulting from the allocation of the purchase price approximated $17 million and was allocated to the Company's Hospitality segment. FFD, which was formed prior to the Company's April 2001 acquisition of Fairfield Resorts, Inc. ("Fairfield"), is the primary developer of timeshare inventory for Fairfield. See Note 13—Related Party Transactions for more information regarding the Company's relationship with FFD prior to the acquisition.

On March 31, 2003, the Company acquired a majority interest in Trip Network, Inc. ("Trip Network") through the conversion of its preferred stock investment and, on April 1, 2003, the Company acquired all of the remaining common interests for $4 million in cash. The Company recorded aggregate goodwill of $41 million in connection with these transactions. Such goodwill was allocated to the Travel Distribution segment.    Trip Network is an online travel agent. See Note 13—Related Party Transactions for more information regarding the Company's relationship with Trip Network prior to the acquisition.

During the six months ended June 30, 2003, the Company also acquired six real estate brokerage operations through NRT Incorporated ("NRT") for approximately $9 million in cash. The goodwill resulting from these acquisitions approximated $9 million and was allocated to the Company's Real Estate Services segment.

These acquisitions were not significant to the Company's results of operations, financial position or cash flows on a pro forma basis.

  2002 Acquisitions
  In April 2002, the Company acquired NRT for $230 million, resulting in goodwill of approximately $1.6 billion, and Trendwest Resorts, Inc. ("Trendwest") for $936 million, resulting in goodwill of $687 million. The following table sets forth the Company's results of operations on a pro forma basis as if the acquisitions of NRT and Trendwest had occurred on January 1, 2002:

Six Months Ended June 30, 2002
Net revenues	$7,352
Income from continuing operations	489
Net income	284
Earnings per share:
Basic
Income from continuing operations	$0.47
Net income	0.27
Diluted
Income from continuing operations	$0.46
Net income	0.27

These pro forma results do not give effect to any synergies expected to result from the acquisitions of NRT and Trendwest, are not necessarily indicative of what actually would have occurred if the acquisitions had been consummated on January 1, 2002, and are not necessarily indicative of future consolidated results. The pro forma results are reflective of the seasonality of the NRT business, whereby the operating results are typically weakest in the first quarter of every year. Although the Company acquired other businesses during 2002 (including certain assets of Budget Group, Inc. in November), such businesses were not significant to the Company's results of operations on a pro forma basis and, as such, have not been reflected in the above table.

Utilization of Purchase Accounting Liabilities for Exiting Activities
In connection with the Company's acquisitions of the following businesses, the Company established purchase accounting liabilities in prior periods for costs associated with exiting activities that are currently in progress.

These exiting activities were formally committed to by the Company's management in connection with strategic initiatives primarily aimed at creating synergies between the cost structures of the Company and the acquired entities. The recognition of such costs and the corresponding utilization are summarized by category as follows:

  Budget Group, Inc. (assets acquired in November 2002)

	Costs	Cash Payments	Balance at December 31, 2002	Cash Payments	Other Additions	Balance at June 30, 2003
Personnel related	$35	$—	$35	$(19)	$3	$19
Contract termination	6	—	6	—	—	6
Facility related	7	—	7	(1)	2	8

Total	$48	$—	$48	$(20)	$5	$33

The principal cost reduction opportunity is expected to result from the relocation of the corporate headquarters of Budget Group, Inc. ("Budget"). In connection with this initiative, the Company is relocating selected Budget employees, involuntarily terminating other Budget employees and abandoning certain facilities. As a result, the Company incurred severance and other personnel costs related to the involuntary termination or relocation of employees and facility related costs primarily representing future lease payments for abandoned facilities due to relocation. The adjustments recorded during 2003 represent the finalization of estimates made at the time of acquisition. The Company formally communicated the termination of employment to approximately 980 employees, representing a wide range of employee groups and as of June 30, 2003, the Company had terminated approximately 470 of these employees. The Company anticipates that the majority of remaining personnel related costs will be paid during 2004. Additionally, the Company will terminate a contractual service agreement upon the integration of the Budget reservation system and, as such, incurred a termination fee (which is not required to be paid until March 2004) related to the cancellation of this agreement. This plan is expected to be completed in the second quarter of 2004.

  Galileo International, Inc. (acquired October 2001)

	Costs	Cash Payments	Other Additions (Reductions/ Utilization)	Balance at December 31, 2002	Cash Payments	Balance at June 30, 2003
Personnel related	$44	$(62)	$33	$15	$(7)	$8
Asset fair value adjustments and contract terminations	93	(25)	(56)	12	(4)	8
Facility related	16	(2)	8	22	(4)	18

Total	$153	$(89)	$(15)	$49	$(15)	$34

The principal cost reduction opportunities are expected to result from (i) rightsizing the core business functions of Galileo International, Inc. ("Galileo") and relocating the corporate and other offices (including the back office support functions) and (ii) exiting certain activities and certain acquired businesses, including the sale of assets. To complete these initiatives, the Company (i) involuntarily terminated Galileo employees, (ii) relocated the Galileo corporate headquarters, back office support functions and other offices, (iii) merged numerous offices in Europe to a single European headquarters and (iv) abandoned assets in connection with such relocation, as well as terminated contractual service agreements associated with the activities to be exited. Consistent with the original integration plan to streamline Galileo's worldwide operations and due to the extent and breadth of these global efforts, the full evaluation of exiting activities was not complete until third quarter 2002. The Company formally communicated the termination of employment to approximately 880 employees, representing a wide range of employee groups, and as of December 31, 2002, the Company had terminated all such employees. The Company anticipates that the majority of remaining personnel related costs will be paid during 2003.

  Acquisition and Integration Related Costs
  During the three and six months ended June 30, 2003, the Company incurred $12 million and $22 million, respectively, of acquisition and integration related costs, of which $4 million and $7 million, respectively, represented the non-cash amortization of the contractual pendings and listings intangible asset. The remaining costs ($8 million and $15 million during the three and six months ended June 30, 2003, respectively) primarily related to the integration of Budget's information technology systems with the Company's platform and the integration of real estate brokerages acquired by NRT.

During the three and six months ended June 30, 2002, the Company incurred $207 million of acquisition and integration related costs, of which $194 million represented the non-cash amortization of the contractual pendings and listings intangible asset (primarily related to the acquisition of NRT). The remaining costs of $13 million related to (i) the acquisition and integration of NRT and Arvida Realty Services, a residential real estate brokerage firm in Florida acquired by NRT in April 2002 ($8 million) and (ii) an outsourcing agreement with IBM ($5 million).

4.     Discontinued Operations

On May 22, 2002, the Company sold its car parking facility business, National Car Parks ("NCP"), for $1.2 billion in cash and recognized an after-tax loss of approximately $256 million during the three months and six months ended June 30, 2002. NCP, a former wholly-owned subsidiary within the Company's Vehicle Services segment, operated off-street commercial parking facilities and managed on-street parking and related operations on behalf of town and city administrations in England. Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the activities of NCP were segregated and reported as a discontinued operation for the three and six months ended June 30, 2002. NCP generated net revenues of $57 million and $155 million, respectively, and income from discontinued operations of $28 million ($24 million, after tax) and $60 million ($51 million, after tax), respectively, during the three and six months ended June 30, 2002.

5.     Intangible Assets

        Intangible assets consisted of:

	As of June 30, 2003			As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements	$1,154	$320	$834	$1,151	$301	$850
Customer lists	547	135	412	544	116	428
Pendings and listings	33	29	4	267	256	11
Other	99	36	63	99	34	65

	$1,833	$520	$1,313	$2,061	$707	$1,354

Unamortized Intangible Assets
Goodwill	$10,809			$10,699

Trademarks	$1,075			$1,076
Other	34			34

	$1,109			$1,110

  The changes in the carrying amount of goodwill are as follows:

	Balance at January 1, 2003	Goodwill Acquired during 2003		Adjustments to Goodwill Acquired during 2002		Foreign Exchange and Other	Balance at June 30, 2003
Real Estate Services	$2,658	$9	(a)	$—		$—	$2,667
Hospitality	2,386	17	(b)	18	(d)	14	2,435
Travel Distribution	2,463	41	(c)	10	(e)	2	2,516
Vehicle Services	2,576	—		(3)	(f)	2	2,575
Financial Services	616	—		—		—	616

Total Company	$10,699	$67		$25		$18	$10,809

  (a)
  Relates to the acquisitions of real estate brokerages by NRT.
  (b)
  Relates to the acquisition of FFD.
  (c)
  Relates to the acquisition of Trip Network.
  (d)
  Primarily relates to the acquisition of Equivest Finance, Inc. (February 2002).
  (e)
  Primarily relates to the acquisition of distribution partners by the Company's Galileo subsidiary (June 2002 and forward).
  (f)
  Relates to the acquisition of Budget (November 2002).

Amortization expense relating to all intangible assets excluding mortgage servicing rights (see Note 6—Mortgage Servicing Activities) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Franchise agreements	$10	$9	$19	$24
Customer lists	9	10	19	19
Pendings and listings	4	194	7	194
Other	2	3	5	9

Total	$25	$216	$50	$246

Based on its amortizable intangible assets (excluding mortgage servicing rights) as of June 30, 2003, the Company expects related amortization expense for the remainder of 2003 and the five succeeding fiscal years to approximate $40 million, $80 million, $80 million, $80 million, $60 million and $50 million, respectively.

6.    Mortgage Servicing Activities

The activity in the Company's residential first mortgage loan servicing portfolio consisted of:

	Six Months Ended June 30,
	2003	2002
Balance, January 1,	$114,079	$97,205
Additions	31,935	19,396
Payoffs/curtailments	(27,802)	(12,927)
Purchases, net	9,203	2,274

Balance, June 30,(*)	$127,415	$105,948

  (*)
  Does not include approximately $1.9 billion and $1.6 billion of home equity mortgages serviced by the Company as of June 30, 2003 and 2002, respectively.

  Substantially all of the mortgage loans within this servicing portfolio were sold by the Company without recourse. However, approximately $2.7 billion (approximately 2%) of loans within this servicing portfolio as of June 30, 2003 were sold with recourse. The majority of such loans were sold under a program where the Company retains the credit risk for a limited period of time and only for a specific default event. For these loans, the Company accrues a provision (equal to the fair value of the recourse obligation) for expected losses. As of June 30, 2003, the provision approximated $4 million and was recorded as a component of accounts payable and other current liabilities on the Consolidated Condensed Balance Sheets. There was no significant activity during 2003 that would cause the Company to utilize any of this provision. The Company believes that this provision is adequate to cover expected losses and that such losses would not be material to its results of operations.

The weighted average note rate on all the underlying mortgages within this servicing portfolio was 5.7% and 6.6% as of June 30, 2003 and 2002, respectively.

The activity in the Company's capitalized mortgage servicing rights ("MSR") asset consisted of:

	Six Months Ended June 30,
	2003	2002
Balance, January 1,	$1,883	$2,081
Additions, net	465	429
Changes in fair value	(127)	(104)
Amortization	(296)	(175)
Sales	(8)	(13)
Permanent impairment	(160)	—

Balance, June 30,	1,757	2,218

Valuation Allowance
Balance, January 1,	(503)	(144)
Additions(*)	(157)	(63)
Reductions	3	—
Permanent impairment	160	—

Balance, June 30,	(497)	(207)

Mortgage Servicing Rights, net	$1,260	$2,011

  (*)
  Represents provision for impairment recorded within net revenues in the Consolidated Condensed Statements of Income.

  As of June 30, 2003, the Company expects MSR amortization expense for the remainder of 2003 and the five succeeding fiscal years to approximate $175 million, $350 million, $255 million, $220 million, $190 million and $160 million, respectively. As of June 30, 2003, the MSR portfolio had a weighted average life of approximately 4.2 years.

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

	Six Months Ended June 30,
	2003	2002
Balance, January 1,	$385	$100
Additions, net	255	232
Changes in fair value	259	95
Sales/proceeds received or paid	(781)	(221)

Balance, June 30,	$118	$206

  The net impact to the Company's Consolidated Condensed Statements of Income resulting from changes in the fair value of the Company's MSR asset, after giving effect to hedging and other derivative activity, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Adjustment of MSR asset under hedge accounting	$(139)	$(181)	$(127)	$(104)
Net gain on derivatives related to MSR asset	208	178	259	95

Net gain (loss)	69	(3)	132	(9)
Provision for impairment of MSR asset	(96)	(32)	(157)	(63)

Net impact	$(27)	$(35)	$(25)	$(72)

7.    Long-term Debt and Borrowing Arrangements

        Long-term debt consisted of:

	Maturity Date	As of June 30, 2003	As of December 31, 2002
Term notes:
7 3/4% notes(a)	December 2003	$229	$966
6 7/8% notes	August 2006	849	849
6 1/4% notes(b)	January 2008	796	—
11% senior subordinated notes(c)	May 2009	398	530
6 1/4% notes(d)	March 2010	348	—
7 3/8% notes(b)	January 2013	1,190	—
7 1/8% notes(d)	March 2015	250	—
Contingently convertible debt securities:
Zero coupon senior convertible contingent notes	February 2004(*)	425	420
Zero coupon convertible debentures(e)	May 2004(*)	7	857
3 7/8% convertible senior debentures(f)	November 2004(*)	804	1,200
Other:
Revolver borrowings(g)	December 2005	—	600
Net hedging gains(h)		163	89
Other		86	90

Total long-term debt, excluding Upper DECS		5,545	5,601
Less: current portion(i)		711	30

Long-term debt, excluding Upper DECS		4,834	5,571
Upper DECS		863	863

Long-term debt, including Upper DECS		$5,697	$6,434

  (*)
  Indicates earliest mandatory redemption date.
  (a)
  The change in the balance at June 30, 2003 reflects the redemption of $737 million of these notes for approximately $771 million in cash. In connection with such redemption, the Company recorded a pretax charge of approximately $22 million.
  (b)
  These notes, issued in January 2003, are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future unsecured senior indebtedness.
  (c)
  The change in the balance at June 30, 2003 primarily reflects (i) the redemption of $111 million in face value of these notes, with a carrying value of $123 million, for $124 million in cash and (ii) $9 million related to the amortization of a premium. In connection with such redemption, the Company recorded a pretax charge of approximately $1 million.
  (d)
  These notes, issued in March 2003, are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future unsecured senior indebtedness.

  (e)
  The change in the balance at June 30, 2003 reflects redemptions aggregating $850 million for approximately $851 million in cash. In connection with such redemptions, the Company recorded a pretax charge of approximately $12 million.
  (f)
  The change in the balance at June 30, 2003 reflects the redemption of $396 million of these debentures for approximately $408 million in cash. In connection with such redemption, the Company recorded a pretax charge of approximately $19 million.
  (g)
  Reflects the repayment of outstanding revolver borrowings during the six months ended June 30, 2003.
  (h)
  As of June 30, 2003, the balance primarily represents $225 million of realized gains resulting from the termination of fair value hedges, which will be amortized by the Company to reduce future interest expense. These hedge positions were immediately reset to create a desired balance between the Company's floating rate debt and floating rate assets. Partially offsetting the gains of $225 million are mark to market adjustments of $62 million on these new fair value interest rate hedges.
  (i)
  The balance as of June 30, 2003 includes the $229 million outstanding balance of the 7 3/4% notes, the $7 million outstanding balance of the zero coupon convertible debentures and the $425 million outstanding balance of the zero coupon senior convertible contingent notes.

  The number of shares of common stock potentially issuable for each of the Company's contingently convertible debt securities are detailed below (in millions):

	As of June 30, 2003	As of December 31, 2002
Zero coupon convertible debentures	0.3	33.5
Zero coupon senior convertible contingent notes	22.0	22.0
3 7/8% convertible senior debentures	33.4	49.9

	55.7	105.4

  Committed Credit Facilities
  As of June 30, 2003, there were no outstanding borrowings under the Company's $2.9 billion revolving credit facility; however, letters of credit of $1.1 billion were issued and outstanding. These letters of credit were issued primarily as credit enhancements to provide additional collateralization for the Company's vehicle rental financing arrangements. Accordingly, as of June 30, 2003, the Company had approximately $1.8 billion of availability under this facility (including $630 million of availability to issue additional letters of credit, which reflects an increase of $500 million in the Company's capacity to issue letters of credit under this facility).

  As of June 30, 2003, the Company also had $400 million of availability for public debt or equity issuances under a shelf registration statement.

  Debt Maturities and Covenants
  Aggregate maturities of debt (excluding the Upper DECS) based upon maturity or earliest mandatory redemption dates are as follows:

As of June 30, 2003
Within 1 year(a)	$711
Between 1 and 2 years(b)	828
Between 2 and 3 years(c)	2
Between 3 and 4 years	917
Between 4 and 5 years	828
Thereafter	2,259

$5,545

  (a)
  Includes $432 million of convertible debt, which may be converted into shares of the Company's common stock rather than be redeemed in cash if the price of such stock exceeds the stipulated thresholds.
  (b)
  Includes $804 million of convertible debt, which may be converted into shares of the Company's common stock rather than be redeemed in cash if the price of such stock exceeds the stipulated thresholds.
  (c)
  Excludes $863 million of Upper DECS. If the Upper DECS are not successfully remarketed in August 2004, the senior notes would be retired (without any payment of cash by the Company) in August 2004 in satisfaction of the related forward purchase contracts, whereby holders of the Upper DECS are required to purchase shares of common stock (based upon the price of such common stock on June 30, 2003, approximately 40 million shares would be purchased).

At June 30, 2003, the Company was in compliance with all restrictive and financial covenants of its debt instruments and credit facilities.

8.     Debt Under Management and Mortgage Programs and Borrowing Arrangements

        Debt under management and mortgage programs consisted of:

	As of June 30, 2003	As of December 31, 2002
Asset-Backed Debt:
Vehicle rental program(a)	$6,904	$6,082
Vehicle management program(b)	3,096	3,058
Mortgage program(c)	300	871
Timeshare program(d)	315	145
Relocation program(c)	—	80

	10,615	10,236

Unsecured Debt:
Term notes(e)	1,989	1,421
Commercial paper	523	866
Bank loans	70	107
Other	150	117

	2,732	2,511

Total debt under management and mortgage programs	$13,347	$12,747

  (a)
  The change in the balance at June 30, 2003 principally reflects an increase in outstanding term notes at various interest rates. At June 30, 2003, approximately $5.5 billion of asset-backed term notes were included in outstanding borrowings.
  (b)
  At June 30, 2003, approximately $2.1 billion of asset-backed term notes were included in outstanding borrowings.
  (c)
  The change in the balance at June 30, 2003 reflects the repayment of outstanding borrowings as the operations of these businesses are being supported in 2003 largely through borrowings of unsecured debt.
  (d)
  The change in the balance at June 30, 2003 primarily reflects the borrowing of $185 million under a timeshare financing agreement.
  (e)
  The change in the balance at June 30, 2003 principally reflects (i) the issuance of $400 million of 6% term notes due March 2008, (ii) the issuance of $600 million of 7 1/8% term notes due March 2013, (iii) the issuance of $194 million of term notes with various interest rates and maturity dates and (iv) the February 2003 repayment of $650 million of 8 1/8% term notes.

  Available Funding Arrangements and Committed Credit Facilities
  As of June 30, 2003, available funding under the Company's asset-backed debt programs and committed credit facilities related to the Company's management and mortgage programs consisted of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements(a)
Vehicle rental program	$8,120	$6,904	$1,216
Vehicle management program	3,097	3,096	1
Mortgage program	700	300	400
Timeshare program	400	315	85
Relocation program	100	—	100

	12,417	10,615	1,802

Committed Credit Facilities(b)
Maturing in February 2004	750	—	750
Maturing in February 2005	750	—	750

	1,500	—	1,500

	$13,917	$10,615	$3,302

  (a)
  Capacity is subject to maintaining sufficient assets to collateralize debt.
  (b)
  These committed credit facilities were entered into by and are for the exclusive use of PHH Corporation ("PHH"), a subsidiary of the Company.

As of June 30, 2003, the Company also had $874 million of availability for public debt issuances under a shelf registration statement at its PHH subsidiary.

  Debt Maturities and Covenants
  The following table provides the contractual maturities for debt under management and mortgage programs at June 30, 2003 (except for notes issued under the Company's vehicle management program, where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management and mortgage programs and for which appropriate estimates have been used).

	Unsecured(*)	Asset-Backed	Total
Within 1 year	$192	$1,976	$2,168
Between 1 and 2 years	727	2,624	3,351
Between 2 and 3 years	67	2,859	2,926
Between 3 and 4 years	154	1,045	1,199
Between 4 and 5 years	473	769	1,242
Thereafter	1,119	1,342	2,461

	$2,732	$10,615	$13,347

  (*)
  Unsecured commercial paper borrowings of $523 million are assumed to be repaid with borrowings under PHH's committed credit facility expiring in February 2005, as such amount is fully supported by PHH's committed credit facilities, which are described above.

At June 30, 2003, the Company was in compliance with all restrictive and financial covenants of its debt instruments and credit facilities related to management and mortgage programs.

9.     Off-Balance Sheet Financing Arrangements

The Company sells specific assets under management and mortgage programs in exchange for cash. In the Company's timeshare business, timeshare receivables are sold to Sierra Receivables Funding Company LLC ("Sierra"), a bankruptcy remote QSPE (prior to the establishment of Sierra, the Company sold timeshare receivables to multiple bankruptcy remote QSPEs). The Company's PHH subsidiary sells relocation receivables to Apple Ridge Funding LLC ("Apple Ridge"), also a bankruptcy remote QSPE. Additionally, the Company's PHH subsidiary sells mortgage loans originated by its mortgage business into the secondary market, which is customary practice in the mortgage industry. Such mortgage loans are sold into the secondary market primarily through one of the following means: (i) the direct sale to a government-sponsored entity, (ii) through capacity under a subsidiary's public registration statement (which approximated $1.97 billion as of June 30, 2003) or (iii) through Bishop's Gate, a bankruptcy remote SPE. Presented below is detailed information as of June 30, 2003 regarding off-balance sheet financing and sale arrangements.

	Assets Serviced(a)	Maximum Funding Capacity		Debt Issued		Maximum Available Capacity(b)
Timeshare
Sierra(c)	$781	$819		$683		$136
Others	462	404		404	(d)	—
Relocation
Apple Ridge	555	600		400	(d)	200
Mortgage
Bishop's Gate(e)	2,102	3,176	(f)	1,964	(d)	1,061

  (a)
  Does not include cash of $47 million, $34 million, $20 million and $31 million at Sierra, other timeshare QSPEs, Apple Ridge and Bishop's Gate, respectively.
  (b)
  Subject to maintaining sufficient assets to collateralize debt.
  (c)
  Consists of a (i) $550 million conduit facility with outstanding borrowings of $414 million and available capacity of $136 million and (ii) a term note agreement under which $269 million was outstanding. At June 30, 2003, the Company was servicing receivables of $486 million under the conduit facility and $295 million under the term note agreement.
  (d)
  Primarily represents term notes.
  (e)
  As discussed in Note 1—Summary of Significant Accounting Policies, the Company will consolidate Bishop's Gate in its financial statements as of July 1, 2003, as required by FIN 46.
  (f)
  Includes the Company's ability to fund assets with $151 million of outside equity certificates.

The receivables and mortgage loans transferred to the above SPEs, as well as the mortgage loans sold to the secondary market through other means, are generally non-recourse to the Company and to PHH. Pretax gains recognized on all securitizations of financial assets, which are recorded within net revenues on the Company's Consolidated Condensed Statements of Income, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Timeshare-related	$13	$4	$28	$6
Mortgage loans	259	76	462	199

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

11.   Stockholders' Equity

During the six months ended June 30, 2003, the Company repurchased $461 million (32.3 million shares) of common stock under its common stock repurchase program. As of June 30, 2003, the Company had approximately $210 million in remaining availability for repurchases under this program (after giving effect to a $500 million increase authorized by the Company's Board of Directors on April 3, 2003).

The components of comprehensive income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$382	$7	$691	$349
Other comprehensive income (loss):
Currency translation adjustments:
Currency translation adjustments arising during period	50	51	68	21
Reclassification adjustment for currency translation adjustments recognized in net income	—	245	—	245
Unrealized gains (losses) on cash flow hedges, net of tax	8	(14)	10	3
Minimum pension liability adjustment, net of tax	—	1	—	—
Unrealized losses on marketable securities, net of tax	(2)	(4)	(4)	(9)

Total comprehensive income	$438	$286	$765	$609

The after-tax components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Unrealized Gains (Losses) on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2003	$81	$(41)	(58)	$4	$(14)
Current period change	68	10	—	(4)	74

Balance, June 30, 2003	$149	$(31)	$(58)	$—	$60

The currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

12.   Stock-Based Compensation

During second quarter 2003, following the Company's decision to significantly reduce the granting of stock options to its employees, the Company began issuing restricted stock units to its employees (including officers) as a form of compensation. Each restricted stock unit entitles the employee to receive one share of common stock upon vesting, which occurs ratably over a four year period. As of June 30, 2003, the Company had issued approximately 6.4 million restricted stock units to its employees, with an aggregate grant-date fair value of approximately $88 million. Accordingly, the Company recorded compensation expense of approximately $4 million during the three and six months ended June 30, 2003.

During second quarter 2003, the Company also issued approximately 1.1 million common stock options to its employees, with a weighted average grant-date fair value of $5.07 per option (calculated using the Black-Scholes option-pricing model) and a vesting period of four years. Accordingly, the Company recorded compensation expense of approximately $1 million during the three and six months ended June 30, 2003.

The Company also recorded approximately $1 million of expense during the six months ended June 30, 2003 relating to 55,000 shares of restricted stock granted to members of its Board of Directors during first quarter 2003 (included within general and administrative expenses on the Consolidated Condensed Statement of Income).

13.   Related Party Transactions

As previously discussed in Note 3—Acquisitions, the Company acquired all of the common interests of FFD and Trip Network during 2003. Accordingly, these entities are now reflected in the Company's Consolidated Condensed Financial Statements, as discussed below. Additionally, in April 2002, the Company acquired all the outstanding common stock of NRT and, as such, has been consolidating NRT since second quarter 2002. Therefore, as of June 30, 2003, the only affiliated operating entity not consolidated by the Company was Trilegiant. In connection with the Company's adoption of FIN 46 (discussed in Note 1—Summary of Significant Accounting Policies), the Company will consolidate Trilegiant beginning in the third quarter of 2003.

  FFD Development Company, LLC
  FFD has been included within the Company's consolidated results of operations, cash flows and financial position since February 3, 2003. During the six months ended June 30, 2003 (through the date of acquisition) and the three and six months ended June 30, 2002, the Company recognized non-cash dividend income on its preferred interest of $1 million, $3 million and $6 million, respectively. Such amounts are recorded within other revenues on the Company's Consolidated Condensed Statements of Income.

  Trip Network, Inc.
  Trip Network has been included in the Company's consolidated results of operations, cash flows and financial position since March 31, 2003. During the six months ended June 30, 2003 (through the date of acquisition) and the three and six months ended June 30, 2002, the Company recorded $1 million, $1 million and $5 million, respectively, of revenue within its Consolidated Condensed Statements of Income in connection with its relationship with Trip Network.

  Trilegiant Corporation
  Trilegiant operates membership-based clubs and programs and other incentive-based programs through an outsourcing arrangement with the Company. Pursuant to such arrangement, the Company retained substantially all of the assets and liabilities of its existing membership business and licensed Trilegiant the right to market products utilizing the Company's intellectual property to new members. Accordingly, the Company continues to collect membership fees from, and is obligated to provide membership benefits to, members of the Company's individual membership business that existed as of July 2, 2001 (referred to as "existing members"), including their renewals, and Trilegiant provides fulfillment services for these members in exchange for a servicing fee pursuant to the Third Party Administrator agreement. Furthermore, Trilegiant collects the membership fees from, and is obligated to provide membership benefits to, any members who joined the membership based clubs and programs and all other incentive programs subsequent to July 2, 2001 (referred to as "new members") and recognizes the related revenue and expenses. Similar to the Company's franchise businesses, the Company receives a royalty from Trilegiant on all future revenue generated by the new members.

During the three months ended June 30, 2003 and 2002, revenues from existing members approximated $84 million and $139 million, respectively. Trilegiant charged the Company $34 million and $44 million during the three months ended June 30, 2003 and 2002, respectively, in connection with providing fulfillment services to these members. During the three months ended June 30, 2003 and 2002, the Company also recorded revenues of $16 million and $13 million, respectively (representing royalties and licensing and leasing fees), and marketing expenses of $4 million and $2 million, respectively (related to the advance made to Trilegiant in 2001), in connection with the outsourcing arrangement. The resultant impact of these activities to the Company's cash position was a net inflow of $7 million and $9 million to cash provided by operating activities during the three months ended June 30, 2003 and 2002, respectively.

During the six months ended June 30, 2003 and 2002, revenues from existing members approximated $174 million and $296 million, respectively. Trilegiant charged the Company $70 million and $95 million during the six months ended June 30, 2003 and 2002, respectively, in connection with providing fulfillment services to these members. During the six months ended June 30, 2003 and 2002, the Company also recorded revenues of $33 million and $24 million, respectively, (representing royalties and licensing and leasing fees) and marketing expenses of $8 million and $12 million, respectively (related to the advance made to Trilegiant in 2001) in connection with the outsourcing agreement. The resultant impact of these activities to the Company's cash position was a net inflow of $29 million and $36 million to cash provided by operating activities during the six months ended June 30, 2003 and 2002, respectively.

As of June 30, 2003, the Company's equity ownership interest in Trilegiant approximated 35% on a fully diluted basis; however, after giving consideration to the applicable stockholder's agreement, the Company believes that it has the right to acquire an additional 7% ownership interest.

  NRT Incorporated
  NRT has been included in the Company's consolidated results of operations, cash flows and financial position since April 17, 2002. Reflected within the Company's Consolidated Condensed Statement of Income for the three months ended June 30, 2002 (through the date of acquisition) are $17 million of revenues (comprised of $13 million of royalty and marketing fees, $2 million of dividend income and $2 million of real estate referral fees) and $1 million of non-program related depreciation and amortization expense. Reflected within the Company's Consolidated Condensed Statement of Income for the six months ended June 30, 2002 (through the date of acquisition) are $101 million of revenues (comprised of $66 million of royalty and marketing fees, $10 million of dividend income, $9 million of real estate referral fees and $16 million of termination fees) and $7 million of non-program related depreciation and amortization expense.

  Entertainment Publications, Inc.
  On March 25, 2003, the Company sold its common stock investment in Entertainment Publications, Inc. for approximately $33 million in cash. The Company recorded a gain of approximately $30 million on this disposition, which is included within other revenue on the Consolidated Condensed Statement of Income for the six months ended June 30, 2003. At December 31, 2002, the Company's investment of $5 million was accounted for using the equity method and was included within other non-current assets of its Corporate and Other segment.

14.   Segment Information

Management evaluates the operating results of each of its reportable segments based upon revenue and "EBITDA," which is defined as income from continuing operations before non-program related depreciation and amortization, non-program related interest, amortization of pendings and listings, income taxes and minority interest. On January 1, 2003, the Company changed its performance measure used to evaluate the operating results of its reportable segments and, as such, the information presented below for the three and six months ended June 30, 2002 has been revised to reflect this change. The Company's presentation of EBITDA may not be comparable to similar measures used by other companies. Presented below are the revenues and EBITDA for each of the Company's reportable segments and a reconciliation of EBITDA to income before income taxes and minority interest for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,
	2003		2002
	Revenues	EBITDA	Revenues	EBITDA
Real Estate Services	$1,775	$354	$1,440	$315
Hospitality	635	150	565	173
Travel Distribution	426	104	438	130
Vehicle Services	1,463	132	1,030	123
Financial Services	275	75	311	88

Total Reportable Segments	4,574	815	3,784	829
Corporate and Other(a)	6	(14)	—	(51)

Total Company	$4,580	801	$3,784	778

Less: Non-program related depreciation and amortization		129		111
Non-program related interest, net		86		98
Amortization of pendings and listings		4		194

Income before income taxes and minority interest		$582		$375

	Six Months Ended June 30,
	2003		2002
	Revenues	EBITDA	Revenues	EBITDA
Real Estate Services	$3,126	$579	$1,850	$497
Hospitality	1,215	294	969	285
Travel Distribution	842	232	882	277
Vehicle Services	2,786	182	1,963	193
Financial Services	664	240	730	252

Total Reportable Segments	8,633	1,527	6,394	1,504
Corporate and Other(a)	41	3	6	(75)

Total Company	$8,674	1,530	$6,400	1,429

Less: Non-program related depreciation and amortization		257		216
Non-program related interest, net		215		164
Amortization of pendings and listings		7		194

Income before income taxes and minority interest		$1,051		$855

  (a)
  Includes the results of operations of the Company's non-strategic businesses, unallocated corporate overhead, the elimination of transactions between segments and, in the six months ended June 30, 2003, a $30 million gain on the sale of the Company's investment in Entertainment Publications, Inc.

15.    Subsequent Events

  On July 3, 2003, the terms of PHH's $750 million committed credit facility, which was scheduled to mature in February 2004, were amended to extend the maturity date to February 2005 and reduce the capacity to $500 million.

  On July 17, 2003, the Company amended certain terms of its Sierra conduit facility used to securitize timeshare receivables, including increasing the facility limit to $600 million.

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

We are one of the foremost providers of travel and real estate services in the world. Our businesses provide a wide range of consumer and business services and are intended to complement one another and create cross-marketing opportunities both within and among our following five business segments. Our Real Estate Services segment franchises our three residential and one commercial real estate brands, provides real estate brokerage services, provides home buyers with mortgages, title, appraisal review and closing services and facilitates employee relocations; our Hospitality segment develops, markets, sells and manages vacation ownership interests, provides consumer financing to individuals purchasing these interests, facilitates the exchange of vacation ownership intervals, franchises our nine lodging brands and markets vacation rental properties in Europe; our Travel Distribution segment provides global distribution and computer reservation and travel agency services; our Vehicle Services segment operates and franchises our Avis and Budget vehicle rental brands and provides fleet management and fuel card services; our Financial Services segment provides financial institution enhancement products, insurance-based and loyalty solutions, operates and franchises tax preparation offices and provides a variety of membership programs through an outsourcing arrangement with Trilegiant Corporation.

We are focused on building long-term value through operational excellence and growing our businesses organically. Historically, a significant portion of our growth has been generated through the strategic acquisitions of businesses that have strengthened our position in the travel and real estate services industries and helped us to develop a hedged and diversified portfolio of businesses. Now that we have assembled our vertically integrated portfolio of businesses, we have sharply curtailed the pace of acquisitions and our operating management has emphasized organic growth and the generation of cash flow as principal objectives. Throughout 2003, our spending on new acquisitions has been inconsequential, aggregating only $44 million in cash. We remain highly disciplined in our acquisition activity and may augment organic growth through the select acquisition of (or possible joint venture with) complementary businesses primarily in our real estate brokerage operations. The purchase price of any such acquisitions is expected to be funded with cash generated by our core operations in 2003. Currently, we expect to use approximately $100 million for such acquisitions.

With the curtailment of acquisitions, we are steadfast in our commitment to deploy our cash to strengthen our liquidity position and increase shareholder value. To this end, we completed the first phase of our corporate debt reduction program during first quarter 2003, which was to replace current maturities of corporate indebtedness with longer-term debt, and we are well into the second phase of the program where, by the end of 2004, we intend to reduce outstanding corporate indebtedness by $2 billion. Our plan is to capitalize upon the opportunity to use call provisions and maturities wherever possible rather than paying a significant premium to repurchase our debt in the open market. In addition to replacing our near-term obligations, the redemption/retirement of our convertible debt instruments has, to date, eliminated 83 million shares of potential dilution to our future earnings per share. Further, through July 2003, we have repurchased 37.3 million shares of our common stock at an average price of $14.88 and beginning in 2004, we intend to return additional value to our shareholders through the payment of a quarterly cash dividend of 7 cents per share (28 cents per share annually), subject to final approval by our Board of Directors. We expect to increase this dividend over time as our earnings and cash flow grow.

In addition, we routinely review and evaluate our portfolio of existing businesses to determine if they continue to meet our growth objectives and, from time to time, engage in discussions concerning possible divestitures, joint ventures and related corporate transactions to redirect our portfolio of businesses to achieve company-wide objectives.

Finally, during the first half of 2003, we made significant progress toward our goal of simplifying our corporate structure as demonstrated by the acquisition of two affiliated but previously unconsolidated businesses, FFD Development Company LLC and Trip Network, Inc. We believe that our consolidation of Trilegiant Corporation (following which we will have consolidated all of our off-balance-sheet operating affiliates) and Bishop's Gate Residential Mortgage Trust in the third quarter of 2003 will further enhance the transparency of our financial results. Additionally, we requested that the boards of directors of the qualified special purpose entities we use to securitize our timeshare receivables amend these structures to enable us to begin consolidating these entities.

In summary, we continue to pay close attention to the profitability and growth of our businesses, the generation and deployment of cash flow and the building of long-term shareholder value.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 VS. THREE MONTHS ENDED JUNE 30, 2002

Our consolidated results from continuing operations comprised the following:

	Three Months Ended June 30,
	2003	2002	Change
Net revenues	$4,580	$3,784	$796
Total expenses	3,998	3,409	589

Income before income taxes and minority interest	582	375	207
Provision for income taxes	193	130	63
Minority interest, net of tax	7	6	1

Income from continuing operations	$382	$239	$143

Net revenues and total expenses increased approximately $796 million (21%) and $589 million (17%), respectively, principally due to the acquisitions of the following businesses, which contributed incremental revenues and expenses aggregating $664 million and $665 million, respectively.

Acquired Business	Date of Acquisition	Incremental Contribution to Net Revenues	Incremental Contribution to Total Expenses
NRT Incorporated(a)	April 2002	$166	$177
Trendwest Resorts, Inc.(b)	April 2002	40	37
Net assets of Budget Group, Inc.	November 2002	458	451

Total Contributions		$664	$665

(a)
Represents NRT and NRT's significant brokerage acquisitions subsequent to our ownership. Principally reflects the results of operations from April 1 through April 16, 2003 (the corresponding period during which these businesses were not included during the second quarter of 2002).
(b)
Reflects the results of operations from April 1 through April 30, 2003 (the corresponding period during which these businesses were not included during the second quarter of 2002).

In addition to the contributions made by acquired businesses, the diversity of our portfolio of businesses allowed us to mitigate the effects of a challenging economic and geo-political environment, particularly for our travel-related businesses. Weak comparisons in our travel-related businesses were more than offset by organic growth in our real estate services businesses, particularly in our mortgage business where revenues increased 55% quarter-over-quarter. The growth in our mortgage business also contributed to the increase in total expenses to support the continued high level of mortgage loan production and related servicing activities. Partially offsetting the increase in total expenses incurred by our mortgage business was (i) a decrease of $195 million in acquisition and integration related costs primarily due to the amortization in 2002 of the pendings and listings intangible asset acquired as part of the acquisition of NRT, which was amortized over the closing period of the underlying contracts (less than five months), and (ii) a decrease of $32 million in losses incurred on the early extinguishments of debt. Our overall effective tax rate decreased to 33% for second quarter 2003 from 35% for the comparable period in 2002. The effective tax rate was lower primarily due to a decrease in taxes on our foreign operations, which was partially offset by higher state taxes and an increase in non-deductible items. As a result of the above-mentioned items, income from continuing operations increased $143 million (60%).

Discussed below are the results of operations for each of our reportable segments. Management evaluates the operating results of each of our reportable segments based upon revenue and "EBITDA," which is defined as income from continuing operations before non-program related depreciation and amortization, non-program related interest, amortization of pendings and listings, income taxes and minority interest. On January 1, 2003, we changed our performance measure used to evaluate the operating results of our reportable segments and, as such, the information presented below for second quarter 2002 has been revised to reflect this change. Our presentation of EBITDA may not be comparable to similar measures used by other companies.

	Revenues			EBITDA
	2003	2002	% Change	2003	2002	% Change
Real Estate Services	$1,775	$1,440	23%	$354	$315	12%
Hospitality	635	565	12	150	173	(13)
Travel Distribution	426	438	(3)	104	130	(20)
Vehicle Services	1,463	1,030	42	132	123	7
Financial Services	275	311	(12)	75	88	(15)

Total Reportable Segments	4,574	3,784	21	815	829	(2)
Corporate and Other(a)	6	—	*	(14)	(51)	*

Total Company	$4,580	$3,784	21	801	778

Less: Non-program related depreciation and amortization				129	111
Non-program related interest expense, net				86	98
Amortization of pendings and listings				4	194

Income before income taxes and minority interest				$582	$375

*
Not meaningful.
(a)
Includes the results of operations of our non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

Real Estate Services
Revenues and EBITDA increased $335 million (23%) and $39 million (12%), respectively, in second quarter 2003 compared with 2002.

Revenues and EBITDA were greatly impacted by increased production volume at our mortgage business and the April 17, 2002 acquisition of NRT and subsequent acquisitions by NRT of other real estate brokerages (the operating results of which have been included from their acquisition dates forward). NRT (inclusive of the title and closing business) and NRT's significant brokerage acquisitions, subsequent to our ownership, contributed an incremental $166 million of revenues and an EBITDA decline of $7 million from April 1, 2003 through April 16, 2003. This EBITDA decline is reflective of the seasonality of the real estate brokerage business, whereby the operating results are typically weakest in the early part of the calendar year and progressively strengthen during the second and third quarters. Excluding the incremental impact of the NRT acquisition and NRT's significant acquisitions of real estate brokerages subsequent to our acquisition of NRT, net brokerage commission revenues increased $6 million in 2003. Prior to our acquisition of NRT, we received royalty and marketing fees from NRT of $13 million and real estate referral fees of $2 million during second quarter 2002. We also had a preferred stock investment in NRT, prior to our acquisition, which generated dividend income of $2 million during second quarter 2002. Upon the acquisition of NRT, we merged our pre-existing title and appraisal businesses with and into the larger-scale title and closing business of NRT and made certain accounting reclassifications within our pre-existing businesses to conform to NRT's accounting presentation. Such reclassification changes resulted in an increase in revenues of $25 million with no impact on EBITDA in second quarter 2003. Excluding such reclassification, our settlement services business generated incremental revenues of $30 million compared with second quarter 2002. Title, appraisal and other closing fees all increased due to higher volumes, consistent with the growth in the mortgage origination markets, and cross-selling initiatives.

On a comparable basis, including post-acquisition intercompany royalties paid by NRT to our real estate franchise business, our real estate franchise brands generated incremental royalties and marketing fund revenues of $8 million in second quarter 2003, an increase of 5% over second quarter 2002 primarily due to a 6% increase in the average price of homes sold. Royalty increases in the real estate franchise business are recognized with little or no corresponding increase in expenses due to the significant operating leverage within our franchise operations.

Revenues from mortgage-related activities grew $95 million (55%) in second quarter 2003 compared with second quarter 2002 due to a significant increase in mortgage loan production as low interest rates have prompted record levels of mortgage refinancing activity. Revenues from mortgage loan production increased $166 million (89%) in second quarter 2003 compared with the prior year quarter and was derived from growth in our fee-based mortgage origination operations (discussed below) and an increase in the volume of loans that we packaged and sold, which more than doubled quarter-over-quarter. We sold $16.3 billion of mortgage loans in second quarter 2003 compared with $8.1 billion in second quarter 2002, generating incremental production revenues of $118 million. In addition, production revenues generated from our fee-based mortgage-origination activity increased $48 million (89%) as compared with second quarter 2002. Production fee income on fee-based loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenues at the time of sale (typically 30-60 days after closing). Accordingly, our production revenue in second quarter 2003 was driven by a mix of mortgage loans closed and mortgage loans sold. Total mortgage loans closed increased $10.9 billion (87%) to $23.3 billion in second quarter 2003, comprised of a $9.3 billion (121%) increase in closed loans to be securitized (sold by us) and a $1.6 billion (33%) increase in closed loans that were fee-based. The increase in loan origination volume was principally driven by continued substantial refinancing activity during second quarter 2003. Refinancings increased $9.7 billion (226%) to $14.0 billion and purchase mortgage closings grew $1.2 billion (14%) to $9.3 billion.

Net revenues from servicing mortgages loans declined $71 million, although recurring servicing fees (fees received for servicing existing loans in the portfolio) increased $7 million (7%) driven by a 16% quarter-over-quarter increase in the size of our average servicing portfolio to $119.8 billion. Net servicing revenues included an increase of $143 million in mortgage servicing rights ("MSRs") amortization and provision for impairment (both of which are recorded against revenue) due to the high levels of refinancings and related loan prepayments, resulting from the lower interest rate environment. However, this was partially offset by $72 million of incremental gains from hedging and other derivative activities to protect against changes in the fair value of MSRs due to fluctuations in interest rates. Excluding the impact from the acquisition of NRT and its subsequent acquisitions, operating and administrative expenses within this segment increased approximately $100 million, primarily due to the direct costs incurred in connection with continued high level of mortgage loan production and related servicing activities.

Hospitality
Revenues increased $70 million (12%), while EBITDA declined $23 million (13%) in second quarter 2003 compared with second quarter 2002. We completed the acquisitions of Trendwest, a leading vacation ownership company, in June 2002 (90% was acquired in April 2002), and certain European vacation rental companies during 2002 (the operating results of which have been included from their acquisition dates forward). Accordingly, Trendwest and the other acquired vacation rental companies contributed incremental revenues of $40 million and $12 million, respectively, and EBITDA of $4 million and $1 million, respectively, in second quarter 2003 compared with second quarter 2002. Excluding the impact from these acquisitions, revenues increased $18 million (3%), while EBITDA declined $28 million (16%) quarter-over-quarter. Sales of vacation ownership interests in our developed timeshare units contributed incremental revenues of $20 million in second quarter 2003, a 12% increase over second quarter 2002, primarily as a result of increased tour flow and higher revenue per tour at our Fairfield subsidiary resort sites. Financial income from the funding we provided to the purchasers of our timeshare units decreased $8 million principally due to an 11% reduction in the securitization of such receivables. Timeshare subscription and exchange fee revenues within our timeshare exchange business increased $8 million (7%) primarily due to a 14% increase in the average fee per exchange, which was partially offset by a 5% reduction in the volume of exchange transactions, which we believe was driven by apprehension over the military conflict in Iraq.

Royalties and marketing and reservation fund revenues within our lodging franchise operations declined $6 million (6%) in second quarter 2003 due to a 5% decline in the number of weighted average rooms available following our decision to remove from our franchise system certain properties that were not meeting required standards. Revenue per available room remained relatively unchanged quarter-over-quarter. Our lodging franchise business and our franchisees were unfavorably impacted in second quarter 2003 by the military conflict in Iraq, which compounded an already weak travel environment. As a result, during second quarter 2003, we recorded an incremental $5 million non-cash expense related to the doubtful collectibility of certain franchise receivables. Excluding acquisitions, operating and administrative expenses within this segment increased approximately $40 million in second quarter 2003 principally due to increased timeshare sales-related expenses, including variable expense increases on higher sales volumes and an increased investment in guest generation spending to enhance tour flows. In addition, expense increases represent volume-related growth in our timeshare exchange business in prior quarters and our maintenance of current service levels.

Travel Distribution
Revenues and EBITDA declined $12 million (3%) and $26 million (20%), respectively, in second quarter 2003 compared with second quarter 2002. Galileo air travel booking fees decreased $30 million (9%) due to a 10% decline in worldwide air booking volumes. Like other industry participants, we experienced a decline in travel demand affecting volumes and revenues across the majority of our travel distribution businesses due to a number of factors, including military conflict in Iraq, continuing economic pressures, terrorist threat alerts, and health concerns in the Asia/Pacific region and other parts of the world (SARS). However, as apprehension regarding the military conflict in Iraq and the risk posed by SARS subsided, air travel booking volumes have begun to rebound during second quarter with quarter-over-quarter booking volumes having progressively improved in each respective month during second quarter 2003. To mitigate the impact of the industry decline, we initiated aggressive global cost containment efforts within this business segment. Galileo subscriber fees and EBITDA during second quarter 2003 increased $14 million and $4 million, respectively, due to the acquisition of national distribution companies (NDCs) in Europe during 2002. NDCs are independent organizations that market and sell Galileo global distribution and computer reservation services to travel agents and other subscribers.

Trip Network, which we acquired in April 2003 and which operates Cheap Tickets, contributed $10 million in revenues and an EBITDA loss of $11 million in second quarter 2003 due to factors contributing to reductions in travel demand, as noted above. In addition, during the summer of 2002, we acquired two other companies that supply reservation and distribution services to the hospitality industry. The operating results of such companies were included from their acquisition dates forward and collectively contributed revenue of $11 million with a nominal EBITDA impact during second quarter 2003. Additionally, revenues from our travel agency business declined $6 million due to a general industry decline in travel demand as discussed above, reductions in commission rates paid by airlines, the lack of reduced-rate air inventory availability and a decline in travel-related clubs which are serviced by us. However, the impact on EBITDA of lower travel agency revenues was offset by variable expense savings on lower revenues and expense reductions due to cost containment initiatives relating to our travel agency business implemented in 2002 and 2003.

Vehicle Services
Revenues and EBITDA increased $433 million (42%) and $9 million (7%), respectively, in second quarter 2003 compared with the prior year quarter. In November 2002, we acquired substantially all of the domestic assets of the vehicle rental business of Budget, as well as selected international operations. Budget's operating results, including integration costs, were included from the acquisition date forward and contributed revenues and EBITDA of $458 million and $13 million, respectively, in second quarter 2003. Excluding Budget's second quarter 2003 results, revenue and EBITDA declined $25 million (2%) and $4 million (3%), respectively, in second quarter 2003, which is primarily attributable to reduced car rental demand offset by increased pricing at Avis. Avis domestic car rental revenues declined $41 million (7%) in second quarter 2003 compared with second quarter 2002. The net reduction in domestic car rental revenues at Avis was primarily due to a 10% quarter-over-quarter reduction in domestic car rental days, which was partially offset by a 1% increase in time and mileage revenue per domestic rental day, reflecting an increase in pricing that substantially flows to EBITDA. In addition, EBITDA, quarter-over-quarter, includes favorable interest costs of $8 million on the financing of vehicles due to lower interest rates, which were offset by incremental vehicle-related net expenses and customer service costs. The increase in vehicle-related net expenses includes incremental maintenance and damage costs due to a reduction in warranty-related services provided to car manufacturers, a decline in gas reimbursements from Avis car rental customers and higher vehicle license and registration costs. Despite reduced Avis revenue domestically, revenues from Avis' international operations increased $10 million due to increased transaction volume and the favorable impact to revenues of exchange rates, principally in Australia, which was principally offset in EBITDA by the unfavorable impact on expenses. Avis' and Budget's revenues are primarily derived from car rentals at airport locations. Wright Express, our fuel card business, recognized incremental revenues of $6 million (20%) in second quarter 2003 compared with the prior year second quarter. This was primarily due to growth in fuel cards, card usage and higher gasoline prices whereby Wright Express earns a percentage of the total gas purchased by its clients.

Financial Services
Revenues and EBITDA decreased $36 million (12%) and $13 million (15%), respectively, in second quarter 2003 compared with the prior year quarter. Revenue and EBITDA reflect a continued attrition of the membership base retained by us in connection with the outsourcing of our individual membership business to Trilegiant; however, the impact on EBITDA was mitigated by a net reduction in expenses from servicing fewer members. A smaller membership base resulted in a net revenue reduction of $51 million (net of $4 million of royalty income from Trilegiant), which was partially offset in EBITDA by favorable membership operating expenses of $35 million. See the section entitled "Liquidity and Capital Resources—Affiliated Entities" for a discussion concerning our consolidation of Trilegiant on July 1, 2003 pursuant to FASB Interpretation No. 46, "Consolidation of Variable

Interest Entities" ("FIN 46"). Partially offsetting the impact from the attrition of the membership business was the increased operating results of our Jackson Hewitt tax preparation franchise and the favorable impact of foreign currency exchange rates on the revenues of our international membership business. Jackson Hewitt generated incremental revenues of $7 million in second quarter 2003, which was primarily driven by franchise royalty growth and by the timing of certain financial product program revenues as such revenues were earned in the second quarter of 2003 when in 2002 those revenues were earned in the third quarter. Franchise royalties grew at Jackson Hewitt as a result of a 9% increase in the total tax return volume and an 18% increase in average price per return. EBITDA, in second quarter 2003, was also impacted by an $8 million expense incurred in connection with a litigation settlement.

Corporate and Other
Revenues and EBITDA increased $6 million and $37 million, respectively in second quarter 2003 compared with second quarter 2002. EBITDA reflects a greater absorption of overhead expenses by our reportable operating segments during second quarter 2003 compared with second quarter 2002, principally due to expense allocations in second quarter 2003 to companies that were acquired during 2002 and did not receive overhead allocations in the second quarter of last year. Also contributing to favorable EBITDA quarter-over-quarter was the absence of costs incurred in second quarter 2002 associated with the December 2001 outsourcing of substantially all of our domestic data center operations and other information technology functions.

SIX MONTHS ENDED JUNE 30, 2003 VS. SIX MONTHS ENDED JUNE 30, 2002

Our consolidated results from continuing operations comprised the following:

	Six Months Ended June 30,
	2003	2002	Change
Net revenues	$8,674	$6,400	$2,274
Total expenses	7,623	5,545	2,078

Income before income taxes and minority interest	1,051	855	196
Provision for income taxes	348	293	55
Minority interest, net of tax	12	8	4

Income from continuing operations	$691	$554	$137

Net revenues and total expenses increased approximately $2.3 billion (36%) and $2.1 billion (37%), respectively, principally due to the acquisitions of the following businesses, which contributed incremental revenues and expenses each aggregating $2.0 billion.

Acquired Business	Date of Acquisition	Incremental Contribution to Net Revenues	Incremental Contribution to Total Expenses
NRT Incorporated(a)	April 2002	$954	$998
Trendwest Resorts, Inc.(b)	April 2002	169	150
Net assets of Budget Group, Inc.	November 2002	847	867

Total Contributions		$1,970	$2,015

(a)
Represents NRT and NRT's significant brokerage acquisitions subsequent to our ownership. Principally reflects the results of operations from January 1 through April 16, 2003 (the corresponding period during which these businesses were not included during the six months ended June 30, 2002).
(b)
Reflects the results of operations from January 1 through April 30, 2003 (the corresponding period during which this business was not included during the six months ended June 30, 2002).

In addition to the contributions made by acquired businesses, the diversity of our portfolio of businesses allowed us to mitigate the effects of a challenging economic and political environment, particularly for our travel-related businesses. Weak comparisons in our travel-related businesses were more than offset by organic growth in our real estate services businesses, especially in our mortgage business where revenues increased 69% period-over-period. The growth in our mortgage business also contributed to the increase in total expenses in order to support the continued high level of mortgage loan production and related servicing activities. Partially offsetting the increase in total expenses incurred by our mortgage business was a decrease of $185 million in acquistion and integration related costs primarily due to the amortization in 2002 of the pendings and listings intangible asset acquired as part of the acquistion of NRT, which was amortized over the closing period of the underlying contracts (less than five months). Our overall effective tax rate decreased to 33% for the six months ended June 30, 2003 from 34% for the comparable period in 2002. The effective tax rate was lower primarily due to a decrease in taxes on our foreign operations, which was partially offset by higher state taxes and an increase in non-deductible items. As a result of the above-mentioned items, income from continuing operations increased $137 million (25%).

Discussed below are the results of operations for each of our reportable segments. The information presented for the six months ended June 30, 2002 has been revised to reflect the previously described change in the performance measure that we use to evaluate the operating results of our reportable segments.

	Revenues			EBITDA
	2003	2002	% Change	2003	2002	% Change
Real Estate Services	$3,126	$1,850	69%	$579	$497	16%
Hospitality	1,215	969	25	294	285	3
Travel Distribution	842	882	(5)	232	277	(16)
Vehicle Services	2,786	1,963	42	182	193	(6)
Financial Services	664	730	(9)	240	252	(5)

Total Reportable Segments	8,633	6,394	35	1,527	1,504	2
Corporate and Other(a)	41	6	*	3	(75)	*

Total Company	$8,674	$6,400	36	1,530	1,429

Less: Non-program related depreciation and amortization				257	216
Non-program related interest expense, net				215	164
Amortization of pendings and listings				7	194

Income before income taxes and minority interest				$1,051	$855

*
Not meaningful.
(a)
Includes the results of operations of our non-strategic businesses, unallocated corporate overhead, the elimination of transactions between segments and, in 2003, a $30 million gain on the sale of our investment in Entertainment Publications, Inc.

Real Estate Services
Revenues and EBITDA increased $1,276 million (69%) and $82 million (16%), respectively, in six months 2003 compared with six months 2002.

Revenues and EBITDA were primarily impacted by increased production volume at our mortgage business and by the April 17, 2002 acquisition of NRT and subsequent acquisitions by NRT of other real estate brokerages (the operating results of which have been included from the acquisition dates forward). NRT (inclusive of its title and closing business) and NRT's significant brokerage acquisitions subsequent to our ownership contributed an incremental $954 million of revenues and an EBITDA decline of $25 million from January 1, 2003 through April 16, 2003. This EBITDA decline is reflective of the seasonality of the real estate brokerage business, whereby the operating results are typically weakest in the early part of the calendar year and progressively strengthen during the second and third quarters. Excluding the incremental impact of the NRT acquisition and NRT's significant acquisitions of real estate brokerages subsequent to our acquisition, net brokerage commission revenues increased $6 million in 2003. Prior to our acquisition of NRT, during six months 2002, we received royalty and marketing fees from NRT of $66 million, real estate referral fees of $9 million, and a $16 million fee in connection with the termination of a franchise agreement under which NRT operated our ERA real estate brand. We also had a preferred stock investment in NRT, prior to our acquisition, which generated dividend income of $10 million during six months 2002. In addition, revenues in six months 2003 benefited by $72 million from certain accounting reclassifications made in 2003 (with no impact on EBITDA), primarily in connection with the merger of our pre-existing title and appraisal businesses with and into the larger-scale title and closing business of NRT. Upon the combining of such businesses, we changed certain accounting presentations used by our pre-existing businesses to conform to the presentations used by NRT. Excluding such reclassifications, our settlement services business generated incremental revenues of $36 million compared with six months 2002. Title, appraisal and other closing fees all increased due to higher volumes, consistent with the growth in the mortgage origination markets, and cross-selling initiatives.

On a comparable basis, including post-acquisition intercompany royalties paid by NRT to our real estate franchise business, our real estate franchise brands generated incremental royalties and marketing fund revenues of $21 million in six months 2003, an increase of 7% over six months 2002 due to a 7% increase in the average price of homes sold and a 2% increase in volume of home sales transactions. Royalty increases in the real estate franchise business are recognized with little or no corresponding increase in expenses due to the significant operating leverage within our franchise operations.

Revenues from mortgage-related activities grew $219 million (69%) in six months 2003 compared with six months 2002 due to a significant increase in mortgage loan production as low interest rates have prompted record levels of mortgage refinancing activity. Revenues from mortgage loan production increased $276 million (75%) in six months 2003 compared with the prior year quarter and was derived from growth in our fee-based mortgage origination operations (discussed below) and a 74% increase in the volume of loans that we packaged and sold. We sold $29.0 billion of mortgage loans in six months 2003 compared with $16.7 billion in six months 2002, generating incremental production revenues of $197 million. In addition, production revenues generated from our fee-based mortgage-origination activity increased $79 million (79%) as compared with six months 2002. Production fee income on fee-based loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenues at the time of sale (typically 30-60 days after closing). Accordingly, our production revenue in six months 2003 was driven by a mix of mortgage loans closed and mortgage loans sold. Total mortgage loans closed increased $16.1 billion (64%) to $41.2 billion in six months 2003, comprised of a $13.8 billion (89%) increase in closed loans to be securitized (sold by us) and a $2.3 billion (24%) increase in closed loans that were fee-based.    Refinancings increased $14.2 billion (124%) to $25.7 billion and purchase mortgage closings grew $1.9 billion (14%) to $15.4 billion.

Net revenues from servicing mortgage loans declined $57 million, although recurring servicing fees (fees received for servicing existing loans in the portfolio) increased $19 million (9%) driven by a 16% period-over-period increase in the size of our average servicing portfolio to $117.8 billion. Net servicing revenues included an increase of $215 million in MSR amortization and provision for impairment (both of which are recorded against revenue) due to the high levels of refinancings and related loan prepayments resulting from the lower interest rate environment. However, this was partially offset by $141 million of incremental gains from hedging and other derivative activities to protect against changes in the fair value of MSR due to fluctuations in interest rates. Excluding the impact from the acquisition of NRT and its subsequent acquisitions, operating and administrative expenses within this segment increased approximately $145 million, primarily due to the direct costs incurred in connection with continued high level of mortgage loan production and related servicing activities.

Hospitality
Revenues and EBITDA increased $246 million (25%) and $9 million (3%) respectively, in six months 2003 compared with six months 2002. We completed the acquisitions of Trendwest, a leading vacation ownership company, in June 2002 (90% was acquired in April 2002), Equivest Finance, Inc. in February 2002 and certain European vacation rental companies during 2002. The operating results of the acquired companies were included from the acquisition dates forward and therefore were incremental for the portions of six months 2003 that were pre-acquisition periods in 2002. Accordingly, Trendwest, Equivest, and the acquired vacation rental companies contributed incremental revenues of $169 million, $8 million and $46 million, respectively, and EBITDA of $23 million, $2 million and $13 million, respectively, in six months 2003 compared with six months 2002. Excluding the impact from these acquisitions, revenues increased $23 million (2%) while EBITDA declined $29 million (10%), for the comparable six month periods in 2003 and 2002. Sales of vacation ownership interests in our developed timeshare units contributed incremental revenues of $16 million in six months 2003, a 5% increase over six months 2002, primarily as a result of increased tour flow at our Fairfield subsidiary resort sites. Timeshare subscription and exchange fee revenues within our timeshare exchange business increased $15 million (7%), primarily due to a 12% increase in the average fee per exchange which was partially offset by a 5% reduction in the volume of exchange transactions which we believe was driven by apprehension over the military conflict in Iraq.

Royalties and marketing and reservation fund revenues within our lodging franchise operations declined $5 million (3%) in six months 2003 due to a 5% decline in the number of weighted average rooms available following our decision to remove from our franchise system certain properties that were not meeting required standards. This was partially offset by a 1% period-over-period increase in revenue per available room. Our lodging franchise business and our franchisees were unfavorably impacted in six months 2003 by the military conflict in Iraq, which compounded an already weak travel environment. As a result, during six months 2003, we recorded an incremental $11 million non-cash expense related to the doubtful collectibility of certain franchise receivables. Excluding acquisitions, operating and administrative expenses within this segment increased approximately $45 million in six months 2003, principally due to increased timeshare sales-related expenses, including variable expense increases on higher sales volumes and an increased investment in guest generation spending to enhance tour flows. In addition, expense increases represent volume-related growth in our timeshare exchange business in prior quarters, and our maintenance of current service levels.

Travel Distribution
Revenues and EBITDA declined $40 million (5%) and $45 million (16%), respectively, in six months 2003 compared with six months 2002. Galileo air travel booking fees decreased $61 million (9%) due to an 11% decline in worldwide air booking volumes. Like other industry participants, we experienced a decline in travel demand affecting volumes and revenues across the majority of our travel distribution businesses due to a number of factors, including military conflict in Iraq, continuing economic pressures, terrorist threat alerts, and health concerns in the Asia/Pacific region and other parts of the world (SARS). However, as apprehension regarding the military conflict in Iraq and the risk posed by SARS subsided, air travel booking volumes have begun to rebound with booking volumes having progressively improved in each respective month during the second quarter of 2003. To mitigate the impact of the industry decline, we initiated aggressive global cost containment efforts within this business segment. Galileo subscriber fees and EBITDA during six months 2003 increased $28 million and $8 million, respectively, due to the acquisition of national distribution companies (NDCs) in Europe during 2002. NDCs are independent organizations that market and sell Galileo global distribution and computer reservation services to travel agents and other subscribers.

Trip Network, which we acquired in April 2003 and which operates Cheap Tickets, contributed $10 million in revenues and an EBITDA decline of $11 million in six months 2003 due to factors contributing to reductions in travel demand, as noted above. In addition, during the summer of 2002, we acquired two other companies that supply reservation and distribution services to the hospitality industry. The operating results of such companies were included from the acquisition dates forward and collectively contributed revenue of $21 million with a nominal EBITDA impact during six months 2003. Additionally, revenues from our travel agency business declined $17 million in six months 2003 due to a general industry decline in travel demand, as discussed above, reductions in commission rates paid by airlines, the lack of reduced-rate air inventory availability and a decline in travel-related clubs which are serviced by us. However, the impact on EBITDA of lower travel agency revenues was more than offset by variable expense savings on lower revenues and expense reductions due to cost containment initiatives relating to our travel agency business implemented in 2002 and 2003. EBITDA in six months 2003 was favorably impacted by $8 million in connection with a contract termination settlement during first quarter 2003.

Vehicle Services
Revenues increased $823 million (42%) while EBITDA declined $11 million (6%), in six months 2003 compared with the prior year period, primarily due to our acquisition of Budget. Budget's operating results, including integration costs, were included from the acquisition date forward and contributed revenues of $847 million and EBITDA losses of $7 million in six months 2003. Excluding Budget's six months 2003 results, revenue and EBITDA declined $24 million (1%) and $4 million (2%), respectively, in six months 2003, which is primarily attributable to reduced car rental demand offset by increased pricing at Avis. Avis domestic car rental revenues declined $61 million (6%) in six months 2003 compared with six months 2002. The net reduction in domestic car rental revenues at Avis was primarily due to an 8% period-over-period reduction in domestic car rental days, which was partially offset by a 2% increase in time and mileage revenue per domestic rental day, reflecting an increase in pricing that substantially flows to EBITDA. In addition, EBITDA, period-over-period, includes favorable interest costs of $18 million on the financing of vehicles due to lower interest rates, which were offset by incremental vehicle-related net expenses and customer service costs. The increase in vehicle-related net expenses includes incremental maintenance and damage costs due to a reduction in warranty-related services provided to car manufacturers, a decline in gas reimbursements from Avis car rental customers and higher vehicle license and registration costs. Despite reduced Avis revenue domestically, revenues from Avis' international operations increased $22 million, due to increased transaction volume and the favorable impact to revenues of exchange rates, in Australia, New Zealand, and Canada, which was principally offset in EBITDA by the unfavorable impact on expenses. Wright Express, our fuel card business, recognized incremental revenues of $17 million (28%) in six months 2003 compared with the prior year period. This was primarily due to growth in fuel cards, card usage and higher gasoline prices whereby Wright Express earns a percentage of the total gas purchased by its clients.

Financial Services
Revenues and EBITDA decreased $66 million (9%) and $12 million (5%), respectively, in six months 2003 compared with the comparable prior year six months. Revenue and EBITDA reflect a continued attrition of the membership base retained by us in connection with the outsourcing of our individual membership business to Trilegiant; however, the impact on EBITDA was mitigated by a net reduction in expenses from servicing fewer members. A smaller membership base resulted in a net revenue reduction of $114 million (net of $8 million of royalty income from Trilegiant), which was partially offset in EBITDA by favorable membership operating expenses of $74 million. See the section entitled "Liquidity and Capital Resources—Affiliated Entities" for a discussion concerning our consolidation of Trilegiant on July 1, 2003 pursuant to FIN 46. Partially offsetting the impact from the attrition of the membership business was growth in our Jackson Hewitt tax preparation franchise operations.

Jackson Hewitt generated incremental franchise royalty and tax preparation revenues of $20 million in six months 2003 compared with six months 2002, which was principally driven by a 12% increase in tax return volume and a 10% increase in the average price per return. Favorable results in the tax preparation franchise business are recognized with nominal increases in expenses due to significant operating leverage within this business. In addition, Jackson Hewitt also generated $11 million of incremental revenues from financial products and programs primarily due to timing, as revenues from a certain financial product program were earned in the first six months of 2003, when in 2002 such revenues were earned in the third quarter. Revenues benefited $13 million from incremental foreign currency translation gains at our international membership business. EBITDA, in six months 2003, was also impacted by an $8 million expense incurred in connection with a litigation settlement.

Corporate and Other
Revenues and Adjusted EBITDA increased $35 million and $78 million, respectively in six months 2003 compared with six months 2002. Revenues and EBITDA include a $30 million gain in connection with the sale of our equity investment in Entertainment Publication, Inc., during first quarter 2003. EBITDA also reflects a greater absorption of overhead expenses by our reportable operating segments during six months 2003 compared with six months 2002, principally due to expense allocations in six months 2003 to companies that were acquired during 2002 and did not receive overhead allocations in the six months of last year. Also contributing to an increase in EBITDA period-over-period was the absence of costs incurred in six months 2002 associated with the December 2001 outsourcing of substantially all of our domestic data center operations and other information technology functions.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Within our vehicle rental, vehicle management, relocation, mortgage services and vacation ownership businesses, we purchase assets or finance the purchase of assets on behalf of our clients. Assets generated in this process are classified as assets under management and mortgage programs. We seek to offset the interest rate exposures inherent in these assets by matching them with financial liabilities that have similar term and interest rate characteristics. As a result, we minimize the interest rate risk associated with managing these assets and create greater certainty around the financial income that they produce. Fees generated from our clients are used, in part, to repay the interest and principal associated with the financial liabilities. Funding for our assets under management and mortgage programs is also provided by both unsecured borrowings and asset-backed financing arrangements, which are classified as liabilities under management and mortgage programs, as well as securitization facilities with special purpose entities. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of our management and mortgage programs. Our finance activities vary from the rest of our businesses based upon the impact of the relative business and financial risks and asset attributes, as well as the nature and timing associated with the respective cash flows. Accordingly, we believe that it is appropriate to segregate our assets under management and mortgage programs and our liabilities under management and mortgage programs separately from the assets and liabilities of the rest of our businesses because, ultimately, the source of repayment of such liabilities is the realization of such assets.

FINANCIAL CONDITION

	June 30, 2003	December 31, 2002	Change
Total assets exclusive of assets under management and mortgage programs	$20,692	$20,775	$(83)
Total liabilities exclusive of liabilities under management and mortgage programs	12,422	12,443	(21)
Assets under management and mortgage programs	16,250	15,122	1,128
Liabilities under management and mortgage programs	14,369	13,764	605
Mandatorily redeemable preferred interest	375	375	—
Stockholders' equity	9,776	9,315	461

Total assets exclusive of assets under management and mortgage programs decreased slightly primarily due to (i) a reduction in timeshare-related inventory as a result of a reclassification to assets under management and mortgage programs as such assets were financed under a program during first quarter 2003, (ii) a decrease in non-current deferred income taxes primarily resulting from the utilization of a portion of our net operating loss carryforward and (iii) the sale of properties and the related mortgages, which we had acquired upon foreclosure due to borrowers'

delinquencies. Such decreases were partially offset by an increase of $501 million in cash and cash equivalents (see "Liquidity and Capital Resources—Cash Flows" below for a detailed discussion of such increase).

Total liabilities exclusive of liabilities under management and mortgage programs decreased slightly primarily due to the repurchase/redemption of approximately $2.7 billion of debt securities, which was substantially offset by the issuance of approximately $2.6 billion in longer-term debt securities during first quarter 2003 (see "Liquidity and Capital Resources—Financial Obligations—Corporate Indebtedness" for a detailed account of this activity).

Assets under management and mortgage programs increased primarily due to (i) the purchase of vehicles used primarily in our vehicle rental operations, (ii) the acquisition of FFD Development Company LLC and the timeshare financing referred to above and (iii) timing differences in the balance of mortgage loans held for sale arising between the origination and sales of such loans. Such increases were partially offset by a net reduction of $387 million in our mortgage servicing rights assets, including the related derivatives (see Note 6 to our Consolidated Condensed Financial Statements for a detailed account of the change in our mortgage servicing rights asset and related derivative assets).

Liabilities under management and mortgage programs increased primarily due to issuances of debt during 2003 to support the growth in our portfolio of assets under management and mortgage programs, as discussed above (see "Liquidity and Capital Resources—Financial Obligations—Debt Related to Management and Mortgage Programs" for a detailed account of the change in debt related to management and mortgage programs).

Stockholders' equity increased primarily due to (i) $691 million of net income generated during the six months ended June 30, 2003 and (ii) $117 million related to the exercise of employee stock options. Such increases were partially offset by our repurchase of $461 million (32.3 million shares) in common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available credit and securitization facilities, each of which is discussed below.

CASH FLOWS
At June 30, 2003, we had $627 million of cash on hand, an increase of $501 million from $126 million at December 31, 2002. The following table summarizes such increase:

	Six Months Ended June 30,
	2003	2002		Change
Cash provided by (used in):
Operating activities	$2,364	$(684	)(a)	$3,048
Investing activities	(1,792)	216	(b)	(2,008)
Financing activities	(51)	(1,046)		995
Effects of exchange rate changes	(20)	(16)		(4)
Cash provided by discontinued operations	—	74		(74)

Net change in cash and cash equivalents	$501	$(1,456)		$1,957

(a)
Includes (i) the application of $1.41 billion of payments made to the stockholder litigation settlement trust in 2001 to extinguish a portion of the principal stockholder litigation settlement liability and (ii) $1.44 billion of payments made during 2002 to extinguish a portion of the principal stockholder litigation settlement liability.
(b)
Includes $1.41 billion of proceeds from the principal stockholder litigation settlement trust, which were used during the same period to extinguish a portion of the principal stockholder litigation settlement liability, as discussed in (a) above.

During the first half of 2003, we generated approximately $2.4 billion of net cash from operating activities as compared to using $684 million of net cash during the comparable period in 2002. This change principally reflects the completion of our funding the principal stockholder litigation settlement liability in 2002, as noted in the table above. Excluding the effects of the principal stockholder litigation settlement funding, net cash provided by operating activities increased by $198 million. Such change primarily represents (i) greater net income, (ii) better management of our working capital and (iii) proceeds received from the termination of fair value hedges of corporate debt instruments (we subsequently reset these hedge positions to create a desired balance between its floating rate debt and floating rate assets). These increases were partially offset in the operating activities of our management and mortgage programs due to a decrease in net cash inflows provided by mortgage origination and sale activities, which results from a timing difference on the receipt of proceeds from the sales of originated loans.

During the first half of 2003, we used approximately $1.8 billion of net cash for investing activities as compared to generating $216 million of net cash during the comparable period in 2002. This change principally reflects the absence in 2003 of (i) $1.41 billion of proceeds received in 2002 from the stockholder litigation settlement trust, which represented funds that we deposited to the trust in 2001 that were then used in 2002 to fund the stockholder litigation settlement liability, as discussed above, and (ii) $1.2 billion in proceeds received from the May 2002 sale of our car parking facility business. Excluding these amounts, we used $602 million less cash for investing activities during 2003 as compared to the same period in 2002. This decrease primarily reflects our decision to significantly curtail acquisitions, as evidenced by an almost $500 million reduction in cash used for this purpose. Also contributing to this change aggregate proceeds of $72 million received in 2003 on the sale of our investment in Entertainment Publications, Inc. ($33 million) and the sale/leaseback of one of our New Jersey facilities ($39 million). The investing activities of our management and mortgage programs remained relatively flat period-over-period as the increase in net cash used to acquire vehicles was partially offset by greater cash inflows on derivative contracts used to manage the interest rate risk inherent in our MSR asset. We also used $59 million more cash in 2003 for capital expenditures to support operational growth and businesses acquired in 2002 and to enhance marketing opportunities and develop operating efficiencies through technological improvements. We continue to anticipate aggregate capital expenditure investments for 2003 to be in the range of $450 million to $480 million.

During the first half of 2003, we used $995 million less cash for financing activities as compared to the first half of 2002. While we benefited from approximately $2.6 billion of proceeds received during 2003 on the issuance of fixed-rate debt, this cash was deployed to increase debt repayments by approximately $1.7 billion and to increase share repurchases by $324 million period-over-period. These changes demonstrate our dedication to strengthening our liquidity position. Further contributing to this change is an increase of $427 million in the financing activities of our management and mortgage programs, which primarily represents greater borrowings in 2003 to support the purchase of vehicles used in our vehicle rental operations. See "Liquidity and Capital Resources—Financial Obligations" for a detailed discussion of financing activities during the six months ended June 30, 2003.

Throughout the second half of 2003, we intend to deploy our available cash and the cash generated through our operations primarily to reduce/retire corporate indebtedness and repurchase outstanding shares of our common stock. Management currently expects that we will use $229 million of cash in December 2003 to retire our 7 3/4% notes. Additionally, management currently intends to use cash to redeem our zero coupon senior convertible contingent notes and zero coupon convertible debentures on their call dates (February 2004 and May 2004, respectively); however, holders of these instruments may convert them into shares of our common stock if the price of such stock exceeds the stipulated thresholds. We also intend to begin paying a quarterly cash dividend in 2004. While we expect the quarterly dividend to start at 7 cents per share (or 28 cents per share annually), we anticipate increasing the dividend over time as our earnings and cash flow grow.

FINANCIAL OBLIGATIONS
At June 30, 2003, we had approximately $20.1 billion of indebtedness (including corporate indebtedness of $5.5 billion, Upper DECS of $863 million, debt under management and mortgage programs of $13.3 billion and our mandatorily redeemable preferred interest of $375 million).

Corporate Indebtedness
Corporate indebtedness consisted of:

	Earliest Mandatory Redemption Date	Final Maturity Date	June 30, 2003	December 31, 2002	Change
Term notes:
7 3/4% notes(a)	December 2003	December 2003	$229	$966	$(737)
6 7/8% notes	August 2006	August 2006	849	849	—
6 1/4% notes(b)	January 2008	January 2008	796	—	796
11% senior subordinated notes(c)	May 2009	May 2009	398	530	(132)
6 1/4% notes(d)	March 2010	March 2010	348	—	348
7 3/8% notes(b)	January 2013	January 2013	1,190	—	1,190
7 1/8% notes(d)	March 2015	March 2015	250	—	250
Contingently convertible debt securities:
Zero coupon senior convertible contingent notes	February 2004	February 2021	425	420	5
Zero coupon convertible debentures(e)	May 2004	May 2021	7	857	(850)
3 7/8% convertible senior debentures(f)	November 2004	November 2011	804	1,200	(396)
Other:
Revolver borrowings(g)		December 2005	—	600	(600)
Net hedging gains(h)			163	89	74
Other			86	90	(4)

Total corporate debt, excluding Upper DECS			5,545	5,601	(56)
Upper DECS			863	863	—

Total corporate debt, including Upper DECS			$6,408	$6,464	$(56)

(a)
The change in the balance at June 30, 2003 reflects the redemption of $737 million of these notes for approximately $771 million in cash. In connection with such redemption, we recorded a pretax charge of approximately $22 million.
(b)
These notes, issued in January 2003, are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured senior indebtedness.
(c)
The change in the balance at June 30, 2003 reflects (i) the redemption of $111 million in face value of these notes, with a carrying value of $123 million, for $124 million in cash and (ii) $9 million related to the amortization of a premium. In connection with such redemption, we recorded a pretax charge of approximately $1 million.
(d)
These notes, issued in March 2003, are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured senior indebtedness.
(e)
The change in the balance at June 30, 2003 reflects redemptions aggregating $850 million for approximately $851 million in cash. In connection with such redemptions, we recorded a pretax charge of approximately $12 million.
(f)
The change in the balance at June 30, 2003 reflects the redemption of $396 million of these debentures for approximately $408 million in cash. In connection with such redemption, we recorded a pretax charge of approximately $19 million.
(g)
Reflects the repayment of outstanding revolver borrowings during the six months ended June 30, 2003.
(h)
As of June 30, 2003, the balance primarily represents $225 million of realized gains resulting from the termination of fair value hedges, which we will amortize to reduce future interest expense. These hedge positions were immediately reset to create a desired balance between our floating rate debt and floating rate assets. Partially offsetting the gains of $225 million are mark to market adjustments of $62 million on these new fair value interest rate hedges.

The change in our total corporate debt reflects the issuance of $2.6 billion in notes with maturity dates ranging from five to eleven years, the proceeds of which were primarily used to repurchase debt with nearer-term maturities. Through second quarter 2003, we have repurchased a total of $2.1 billion in debt, $1.6 billion of which was scheduled to mature or potentially become due in 2003 (7 3/4% notes and zero coupon convertible debentures). Through these repurchases, we have not only eliminated a significant liquidity need, we have also removed 49.7 million shares of potential dilution from our future earnings per share which, together with the repurchase of $396 million of our 3 7/8% convertible senior debentures, brings the total number of shares of potential dilution removed to 83 million.

The number of shares of common stock potentially issuable for each of our contingently convertible debt securities are detailed below (in millions):

	June 30, 2003	December 31, 2002	Change
Zero coupon convertible debentures	0.3	33.5	(33.2)
Zero coupon senior convertible contingent notes	22.0	22.0	—
3 7/8% convertible senior debentures	33.4	49.9	(16.5)

	55.7	105.4	(49.7)

Debt Under Management and Mortgage Programs
The following table summarizes the components of our debt under management and mortgage programs:

	June 30, 2003	December 31, 2002	Change
Asset-Backed Debt:
Vehicle rental program(a)	$6,904	$6,082	$822
Vehicle management program(b)	3,096	3,058	38
Mortgage program(c)	300	871	(571)
Timeshare program(d)	315	145	170
Relocation program(c)	—	80	(80)

	10,615	10,236	379

Unsecured Debt:
Term notes(e)	1,989	1,421	568
Commercial paper	523	866	(343)
Bank loans	70	107	(37)
Other	150	117	33

	2,732	2,511	221

Total debt under management and mortgage programs	$13,347	$12,747	$600

(a)
The change in the balance at June 30, 2003 principally reflects an increase in outstanding term notes at various interest rates. At June 30, 2003, approximately $5.5 billion of asset-backed term notes were included in outstanding borrowings.
(b)
At June 30, 2003, approximately $2.1 billion of asset-backed term notes were included in outstanding borrowings.
(c)
The change in the balance at June 30, 2003 reflects the repayment of outstanding borrowings as the operations of these businesses are being supported in 2003 largely through borrowings of unsecured debt.
(d)
The change in the balance at June 30, 2003 primarily reflects the borrowing of $185 million under a timeshare financing agreement.
(e)
The change in the balance at June 30, 2003 principally reflects (i) the issuance of $400 million of 6% term notes due March 2008, (ii) the issuance of $600 million of 7 1/8% term notes due March 2013, (iii) the issuance of $194 million of term notes with various interest rates and maturity dates and (iv) the February 2003 repayment of $650 million of 8 1/8% term notes.

The following table provides the contractual maturities for our debt under management and mortgage programs at June 30, 2003 (except for notes issued under our vehicle management program, where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management and mortgage programs and for which appropriate estimates have been used):

	Unsecured(*)	Asset-Backed	Total
Within 1 year	$192	$1,976	$2,168
Between 1 and 2 years	727	2,624	3,351
Between 2 and 3 years	67	2,859	2,926
Between 3 and 4 years	154	1,045	1,199
Between 4 and 5 years	473	769	1,242
Thereafter	1,119	1,342	2,461

	$2,732	$10,615	$13,347

(*)
Unsecured commercial paper borrowings of $523 million are assumed to be repaid with borrowings under our PHH subsidiary's committed credit facility expiring in February 2005, as such amount is fully supported by PHH's committed credit facilities, which are detailed below.

AVAILABLE FUNDING ARRANGEMENTS AND COMMITTED CREDIT FACILITIES
At June 30, 2003, we had approximately $5.1 billion of available funding arrangements and credit facilities (including availability of approximately $1.8 billion at the corporate level and approximately $3.3 billion available for use in our management and mortgage programs). As of June 30, 2003, the committed credit facilities at the corporate level consisted of:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued and Outstanding(a)	Available Capacity(b)
Maturing in December 2005	$2,900	$—	$1,120	$1,780

(a)
Issued primarily as credit enhancements to provide additional collateralization for our vehicle rental financing arrangements.
(b)
Includes $630 million of capacity to issue additional letters of credit.

Available funding under our asset-backed debt programs and committed credit facilities related to our management and mortgage programs as of June 30, 2003 consisted of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements(a)
Vehicle rental program	$8,120	$6,904	$1,216
Vehicle management program	3,097	3,096	1
Mortgage program	700	300	400
Timeshare program	400	315	85
Relocation program	100	—	100

	12,417	10,615	1,802

Committed Credit Facilities(b)
Maturing in February 2004(c)	750	—	750
Maturing in February 2005	750	—	750

	1,500	—	1,500

	$13,917	$10,615	$3,302

(a)
Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)
These committed credit facilities were entered into by and are for the exclusive use of our PHH subsidiary.
(c)
On July 3, 2003, we amended the terms of this facility, which reduced the capacity to $500 million and extended the maturity date to February 2005.

As of June 30, 2003, we also had $400 million of availability for public debt or equity issuances under a shelf registration statement and our PHH subsidiary had an additional $874 million of availability for public debt issuances under a shelf registration statement.

Off Balance-Sheet Financing Arrangements
We sell specific assets under management and mortgage programs in exchange for cash. Within our timeshare business, timeshare receivables are sold to Sierra Receivables Funding Company LLC, a bankruptcy remote qualifying special purpose entity (prior to the establishment of Sierra, we sold timeshare receivables to multiple bankruptcy remote qualifying special purpose entities). At our PHH subsidiary, we sell relocation receivables to Apple Ridge Funding LLC, a bankruptcy remote qualifying special purpose entity. Our PHH subsidiary also sells loans originated by our mortgage business into the secondary market, which is customary practice in the mortgage industry. Such mortgage loans are sold into the secondary market primarily through one of the following means: (i) the direct sale to a government-sponsored entity, (ii) through capacity under a subsidiary's public registration statement (which approximated $1.97 billion as of June 30, 2003) or (iii) through Bishop's Gate Residential Mortgage Trust, a bankruptcy remote special purpose entity. The assets sold to and the debt issued by these entities are not presented on our Consolidated Condensed Balance Sheets.

Presented below is detailed information as of June 30, 2003 regarding off-balance sheet financing and sale arrangements.

	Assets Serviced(a)	Maximum Funding Capacity		Debt Issued		Maximum Available Capacity(b)
Timeshare
Sierra(c)	$781	$819		$683		$136
Others	462	404		404	(d)	—
Relocation
Apple Ridge	555	600		400	(d)	200
Mortgage
Bishop's Gate	2,102	3,176	(e)	1,964	(d)	1,061

(a)
Does not include cash of $47 million, $34 million, $20 million and $31 million at Sierra, other timeshare qualified special purpose entities, Apple Ridge and Bishop's Gate, respectively.
(b)
Subject to maintaining sufficient assets to collateralize debt.
(c)
Consists of a (i) $550 million conduit facility with outstanding borrowings of $414 million and available capacity of $136 million and (ii) a term note agreement under which $269 million was outstanding. At June 30, 2003, we were servicing receivables of $486 million under the conduit facility and $295 million under the term note agreement. Subsequent to June 30, 2003, we increased the maximum available capacity under the conduit facility to $600 million.
(d)
Primarily represents term notes.
(e)
Includes our ability to fund assets with $151 million of outside equity certificates.

When securitizing assets under management and mortgage programs, we make representations and warranties customary to the securitization markets, including eligibility characteristics of the assets transferred and servicing responsibilities. However, the receivables and mortgage loans transferred to the above special purpose entities, as well as the mortgage loans sold to the secondary market through other means, are generally non-recourse to us and to PHH. Pretax gains recognized on all securitizations of financial assets, which are recorded within net revenues on our Consolidated Condensed Statements of Income, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Timeshare-related	$13	$4	$28	$6
Mortgage loans	259	76	462	199

Pursuant to FIN 46, we will consolidate Bishop's Gate on July 1, 2003 through the application of the prospective transition method (see Note 1 to our Consolidated Condensed Financial Statements for more information on FIN 46 and the future consolidation of Bishop's Gate). The consolidation of this entity will not affect our results of operations or cause any changes to our prior period consolidated financial statements (including first and second quarters of 2003). However, the consolidation of Bishop's Gate will cause our total assets and liabilities under management and mortgage programs to increase by approximately $2.1 billion each on July 1, 2003.

Additionally in third quarter 2003, we requested that the boards of directors of the qualified special purpose entities we use to securitize our timeshare receivables amend these structures to enable us to begin consolidating these entities. We would continue to transfer timeshare receivables to these entities; however, gains would no longer be recognized at the time of such transfers. While the requested amendments have not yet been approved, we anticipate that the consolidation of these entities would increase our assets and liabilities under management and mortgage programs by approximately $1 billion each and, as previously disclosed, we estimate that the change in the timing of income recognition resulting from the likely consolidation would reduce our 2003 earnings per share by $0.01 to $0.02.

LIQUIDITY RISK
Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate. Additionally, our liquidity as it relates to both management and mortgage programs, could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs, (ii) the impairment of our ability to access the principal financing program for our vehicle rental subsidiaries if General Motors Corporation or Ford Motor Company should not be able to honor its obligations to repurchase a substantial number of our vehicles and (iii) our inability to access the secondary market for mortgage loans or certain of our securitization facilities and our inability to act as servicer thereto, which could become limited in the event that our or PHH's credit ratings are downgraded below investment grade and, in certain circumstances, where we or PHH fail to meet certain financial ratios. Further, access to our credit facilities may be limited if we were to fail to meet certain financial ratios. We do not believe that our or PHH's credit ratings are likely to fall below investment grade. Additionally, we monitor the maintenance of required financial ratios and as of June 30, 2003, we were in compliance with all covenants under our credit and securitization facilities. Currently our credit ratings are as follows:

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

CONTRACTUAL OBLIGATIONS
As of June 30, 2003, our future contractual obligations have not changed significantly from the amounts reported within our 2002 Annual Report on Form 10-K with the exception of our commitment to purchase vehicles during 2003, which now approximates $1.4 billion, a decrease of approximately $1.2 billion from the amount previously disclosed. Any changes to our obligations related to corporate indebtedness and debt under management and mortgage programs are presented above within the section entitled "Financial Obligations" herein and also within Notes 7 and 8 to our Consolidated Condensed Financial Statements.

AFFILIATED OPERATING ENTITIES
As of June 30, 2003, the only affiliated operating entity that we had not consolidated was Trilegiant Corporation. In connection with our adoption of FIN 46, we will begin consolidating Trilegiant in the third quarter of 2003, which will result in a non-cash charge of approximately $300 million recorded on July 1, 2003 as a cumulative effect of accounting change. This non-cash charge does not impact income from continuing operations or the related per share amounts. Although we will be recording Trilegiant's profits and losses in our consolidated results of operations (beginning July 1, 2003), we are not obligated to infuse capital or otherwise fund or cover any losses incurred by Trilegiant. Therefore, our maximum exposure to loss as a result of our involvement with Trilegiant is substantially limited to the advances and loans we made to Trilegiant, as well as any receivables due from Trilegiant (collectively aggregating $112 million as of June 30, 2003), as such amounts may not be recoverable if Trilegiant were to cease operations. Upon consolidation of Trilegiant, our total assets and liabilities will increase by approximately $100 million and $400 million (approximately $250 million of which represents deferred income), respectively.

Trilegiant operates membership-based clubs and programs and other incentive-based programs through an outsourcing arrangement with us. Pursuant to such arrangement, we retained substantially all of the assets and liabilities of our existing membership business and licensed Trilegiant the right to market products utilizing our intellectual property to new members. Accordingly, we continue to collect membership fees from, and are obligated to provide membership benefits to, members of our individual membership business that existed as of July 2, 2001 (referred to as "existing members"), including their renewals and Trilegiant provides fulfillment services for these members in exchange for a servicing fee pursuant to the Third Party Administrator agreement. Furthermore, Trilegiant collects the membership fees from, and is obligated to provide membership benefits to, any members who joined the membership based clubs and programs and all other incentive programs subsequent to July 2, 2001 (referred to as "new members") and recognizes the related revenue and expenses. Similar to our franchise businesses, we receive a royalty from Trilegiant on all future revenue generated by the new members.

During the three months ended June 30, 2003 and 2002, revenues from existing members approximated $84 million and $139 million, respectively. Trilegiant charged us $34 million and $44 million during the three months ended June 30, 2003 and 2002, respectively, in connection with providing fulfillment services to these members. During the three months ended June 30, 2003 and 2002, we also recorded revenues of $16 million and $13 million, respectively, (representing royalties and licensing and leasing fees) and marketing expenses of $4 million and $2 million, respectively (related to the advance made to Trilegiant in 2001) in connection with the outsourcing arrangement. The resultant impact of these activities to our cash position was a net inflow of $7 million and $9 million to cash provided by operating activities during the three months ended June 30, 2003 and 2002, respectively.

During the six months ended June 30, 2003 and 2002, revenues from existing members approximated $174 million and $296 million, respectively. Trilegiant charged us $70 million and $95 million during the six months ended June 30, 2003 and 2002, respectively, in connection with providing fulfillment services to these members. During the six months ended June 30, 2003 and 2002, we also recorded revenues of $33 million and $24 million, respectively (representing royalties and licensing and leasing fees) and marketing expenses of $8 million and $12 million, respectively (related to the advance made to Trilegiant in 2001) in connection with the outsourcing arrangement. The resultant impact of these activities to our cash position was a net inflow of $29 million and $36 million to cash provided by operating activities during the six months ended June 30, 2003 and 2002, respectively.

As of June 30, 2003, our equity ownership interest in Trilegiant approximated 35% on a fully diluted basis; however, after giving consideration to the applicable stockholder's agreement, we believe that we have the right to acquire an additional 7% ownership interest.

ACCOUNTING POLICIES
The majority of our businesses operate in environments where we are paid a fee for a service performed. Therefore, the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section entitled "Critical Accounting Policies" of our 2002 Annual Report on Form 10-K are the accounting policies that we believe require subjective and/or complex judgments that could potentially affect reported results (mortgage servicing rights, retained interests from securitizations, financial instruments and goodwill and other intangible assets). There have not been any significant changes to those accounting policies nor to our assessment of which accounting policies we would consider to be critical accounting policies. From time to time, we evaluate the estimates used in recording goodwill in connection with the acquisition of a business. In certain circumstances, those estimates may be based upon preliminary or outdated information. Accordingly, the allocation to goodwill is subject to revision when we receive new information. Revisions to the estimates are recorded as further adjustments to goodwill or within the Consolidated Condensed Statements of Income, as appropriate.

On January 1 2003, we adopted the fair value method of accounting for stock-based compensation provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and all the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." As a result, we changed our accounting policy for stock-based compensation.

Also on January 1, 2003, we adopted the following standards as a result of the issuance of new accounting pronouncements by the Financial Accounting Standards Board ("FASB") in 2002:

  •
  SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"

  •
  SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"

  •
  FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

During 2003, the FASB also issued the following pronouncements, which we will adopt on July 1, 2003:

  •
  FASB Interpretation No. 46, "Consolidation of Variable Interest Entities"

  •
  SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

  •
  SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"

For more detailed information regarding any of these pronouncements and the impact thereof on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.  Quantitative And Qualitative Disclosures About Market Risks

As previously discussed in our 2002 Annual Report on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used June 30, 2003 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

Item 4.  Controls and Procedures

(a)
Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b)
Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

In Re Homestore.com Securities Litigation, No. 10-CV-11115 (MJP) (U.S.D.C., C.D. Cal.). On November 15, 2002, Cendant and Richard A. Smith, one of our officers, were added as defendants in a purported class action. The 26 other defendants in such action include Homestore.com, Inc., certain of its officers and directors and its auditors. Such action was filed on behalf of persons who purchased stock of Homestore.com (an Internet-based provider of residential real estate listings) between January 1, 2000 and December 31, 2001. The complaint in this action alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act based on purported misconduct in connection with the accounting of certain revenues in financial statements published by Homestore.com during the class period. On January 10, 2003, we, together with Mr. Smith, filed a motion to dismiss plaintiffs' claims for failure to state a claim upon which relief could be granted. A hearing on our motion to dismiss was held on February 14, 2003 and at the conclusion thereof the motion was submitted to the court for determination. On March 7, 2003, the court granted our motion and dismissed the complaint, as against Cendant and Mr. Smith, with prejudice. On April 14, 2003, plaintiffs filed a motion for an order certifying an issue for interlocutory appeal. In an order dated July 11, 2003, the court denied plaintiffs' motion.

Item 4.  Submission of Matters to a Vote of Security Holders

We held an Annual Meeting of Stockholders on May 20, 2003, pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated March 28, 2003, a copy of which has been filed previously with the Securities and Exchange Commission, at which our stockholders approved the election of five directors for a term of three years, the ratification of the appointment of Deloitte & Touche LLP as independent auditors of the financial statements for fiscal year 2003 and an increase in shares available under the Cendant Corporation Amended and Restated 1998 Employee Stock Purchase Plan.

Proposal 1:	To elect five directors for a three-year term.
Results:
	In Favor	Withheld
Henry R. Silverman	876,070,023	55,139,731
James E. Buckman	884,117,461	47,092,293
The Honorable William S. Cohen	604,410,176	326,799,578
Martin L. Edelman	876,555,876	54,653,878
Stephen P. Holmes	884,057,972	47,151,782
Proposal 2:	To ratify and approve the appointment of Deloitte & Touche LLP as our Independent Auditors for the year ending December 31, 2003.
Results:
	For	Against	Abstain
	862,092,984	63,540,157	5,576,613
Proposal 3:	To approve an increase in shares available under the Cendant Corporation Amended and Restated 1998 Employee Stock Purchase Plan.
Results:
	For	Against	Abstain
	875,908,656	46,905,957	8,395,141

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits

  See Exhibit Index

(b)
Reports on Form 8-K

  On April 4, 2003, we filed a current report on Form 8-K to report under Item 5 that our Board of Directors had authorized a $500 million increase in our share repurchase program.

  On April 16, 2003, we filed a current report on Form 8-K to report under Item 5 that Ronald L. Nelson will join Cendant as Chief Financial Officer and a member of our Board of Directors.

  On April 22, 2003, we filed a current report on Form 8-K to report under Item 12 our first quarter 2003 financial results.

  On June 30, 2003, we filed a current report on Form 8-K to report under Item 5 that we intend to begin paying a cash dividend on our common stock in the first quarter of 2004. We also reiterated our previously announced cash flow projections and announced that we expect to meet or exceed our second quarter 2003 earnings projection.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENDANT CORPORATION
/s/ RONALD L. NELSON Ronald L. Nelson Chief Financial Officer
/s/ TOBIA IPPOLITO Tobia Ippolito Executive Vice President and Chief Accounting Officer

Date: August 7, 2003

Exhibit Index

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q/A for the quarterly period ended March 31, 2000, dated July 28, 2000).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q/A for the quarterly period ended March 31, 2000, dated July 28, 2000).
10.1	Letter Agreement of James E. Buckman, dated May 2, 2003.
10.2	Letter Agreement of Kevin M. Sheehan, dated May 2, 2003.
10.3	Letter Agreement of Richard A. Smith, dated May 2, 2003.
10.4	Letter Agreement of Samuel L. Katz, dated May 2, 2003.
10.5	Letter Agreement of Scott E. Forbes, dated May 2, 2003.
10.6	Letter Agreement of Stephen P. Holmes, dated May 2, 2003.
10.7	Letter Agreement of Thomas D. Christopoul, dated May 2, 2003.
10.8	First Amendment to Amended and Extended Employment Agreement of Henry R. Silverman, dated July 28, 2003.
10.9
Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 4, 1997, as amended and restated through July 3, 2003, among PHH Corporation, the lenders thereto, and JPMorgan Chase Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to PHH Corporation's Quarterly Report on Form 10-Q dated August 7, 2003).
10.10
Series 2003-3 Supplement, dated as of May 6, 2003, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as Issuer, and The Bank of New York, as Trustee and Series 2003-3 Agent (Incorporated by reference to Avis Group Holdings, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2003).
10.11
Series 2003-4 Supplement, dated as of June 19, 2003, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as Issuer, and The Bank of New York, as Trustee and Series 2003-4 Agent (Incorporated by reference to Avis Group Holdings, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2003).
10.12
Supplemental Indenture No. 2, dated as of May 27, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, between Chesapeake Funding LLC (formerly known as Greyhound Funding LLC) and JPMorgan Chase Bank, as trustee (Incorporated by reference to Exhibit 10.1 to Chesapeake Funding LLC's Quarterly Report on Form 10-Q for the period ended June 30, 2003).
10.13
Supplemental Indenture No. 3, dated as of June 18, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, and Supplemental Indenture No. 2, dated as of May 27, 2003, between Chesapeake Funding LLC (formerly known as Greyhound Funding LLC) and JPMorgan Chase Bank, as trustee (Incorporated by reference to Exhibit 10.2 to Chesapeake Funding LLC's Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.14
First Amendment, dated as of July 17, 2003, to Master Indenture and Servicing Agreement, dated as of August 29, 2002, among Sierra Receivables Funding Company, LLC, Fairfield Acceptance Corporation—Nevada, as Master Servicer, Wachovia Bank, National Association, as Trustee and as Collateral Agent.
10.15
Third Amendment, dated as of July 17, 2003, to Series 2002-1 Supplement to Master Indenture and Servicing Agreement, dated as of August 29, 2002, among Sierra Receivables Funding Company, LLC, Fairfield Acceptance Corporation—Nevada, as Master Servicer, Wachovia Bank, National Association, as Trustee and as Collateral Agent.
10.16
Second Amendment, dated as of July 17, 2003, to Master Loan Purchase Agreement, dated as of August 29, 2002, among Fairfield Acceptance Corporation—Nevada, as Seller, Fairfield Resorts, Inc. and Fairfield Myrtle Beach, Inc., as Co-Originators, Kona Hawaiian Vacation Ownership, LLC, as an Originator, each VB Subsidiary referred to therein and each VB Partnership referred to therein and Sierra Deposit Company, LLC.
10.17
Second Amendment, dated as of July 17, 2003, to Series 2002-1 Supplement to Master Loan Purchase Agreement, dated as of August 29, 2002, among Fairfield Acceptance Corporation — Nevada, as Seller, Fairfield Resorts, Inc. and Fairfield Myrtle Beach, Inc., as Co-Originators, Kona Hawaiian Vacation Ownership, LLC, as an Originator, each VB Subsidiary referred to therein and each VB Partnership referred to therein and Sierra Deposit Company, LLC, as Purchaser.
10.18	First Amendment, dated as of July 17, 2003, to Master Loan Purchase Agreement, dated as of August 29, 2002, between Trendwest Resorts, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser.
10.19
First Amendment, dated as of July 17, 2003, to Series 2002-1 Supplement to Master Loan Purchase Agreement, dated as of August 29, 2002, between Trendwest Resorts, Inc., as Seller, and Sierra Deposit Company, LLC, as Purchaser.
10.20
Master Loan Purchase Agreement Termination Agreement, dated as of July 17, 2003, between EFI Development Funding, Inc., and Sierra Deposit Company, LLC relating to that Master Loan Purchase Agreement, dated as of August 29, 2002, between EFI Development Funding, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser.
10.21
Master Loan Purchase Agreement Supplement Termination Agreement, dated as of July 17, 2003, between EFI Development Funding, Inc., and Sierra Deposit Company, LLC relating to that Series 2002-1 Supplement to Master Loan Purchase Agreement, dated as of August 29, 2002, between EFI Development Funding, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser.
10.22
First Amendment, dated as of July 17, 2003, to Master Pool Purchase Agreement, dated as of August 29, 2002, between Sierra Deposit Company, LLC, as Depositor and Sierra Receivables Funding Company, LLC, as Issuer.
10.23
First Amendment, dated as of July 17, 2003, to Pool Purchase Agreement Supplement, dated as of August 29, 2002, between Sierra Deposit Company, LLC, as Depositor and Sierra Receivables Funding Company, LLC, as Issuer.
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.
15	Letter Re: Unaudited Interim Financial Information.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Cendant Corporation and Subsidiaries
Table of Contents
FORWARD-LOOKING STATEMENTS
  PART I—FINANCIAL INFORMATION
Cendant Corporation and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF INCOME (In millions, except per share data)
Cendant Corporation and Subsidiaries CONSOLIDATED CONDENSED BALANCE SHEETS (In millions, except share data)
Cendant Corporation and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In millions)
See Notes to Consolidated Condensed Financial Statements.
Cendant Corporation and Subsidiaries NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in millions, except per share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
  Item 3. Quantitative And Qualitative Disclosures About Market Risks
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index