Form 10-Q
period 2003-09-30
CENDANT CORP
filed 2003-11-06
CIK 723612

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-10308

Cendant Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0918165 (I.R.S. Employer Identification Number)
9 West 57th Street New York, NY (Address of principal executive offices)	10019 (Zip Code)
(212) 413-1800 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant's common stock was 1,013,210,944 shares as of October 31, 2003.

Cendant Corporation and Subsidiaries

Table of Contents

i

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

  •
  the final resolution or outcome of our unresolved pending litigation relating to the previously announced accounting irregularities;

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

  •
  our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by our financing arrangements and to maintain our credit ratings;

  •
  competitive and pricing pressures in the travel industry, including the vehicle rental and global distribution and online travel services industries;

  •
  changes, if any, in the vehicle manufacturer repurchase arrangements in our Avis and Budget vehicle rental business;

  •
  the performance of Trilegiant Corporation, which is included in our consolidated results as of July 1, 2003 despite our limited ability to control the operations of Trilegiant;

  •
  filing of bankruptcy by or the loss of business of any of our significant customers, including our airline customers, and the ultimate disposition of UAL Corporation's bankruptcy reorganization;

  •
  an increase in efforts by our global distribution system travel suppliers to bypass our distribution systems, which could result in declines in booking fees in our travel distribution business;

  •
  in relation to our management and mortgage programs, (i) the deterioration in the performance of the underlying assets of such programs, (ii) the impairment of our ability to access the principal financing program for our vehicle rental subsidiaries if General Motors Corporation or Ford Motor Company should not be able to honor its obligations to repurchase a substantial number of our vehicles and (iii) our inability to access the secondary market for mortgage loans or certain of our securitization facilities and our inability to act as servicer thereto, which could occur in the event that our or PHH's credit ratings are downgraded below investment grade and, in certain circumstances, where we or PHH fail to meet certain financial ratios; and

  •
  changes in laws and regulations or the applications thereof, including changes in accounting standards; global distribution services rules; telemarketing and timeshare sales regulations; state, international and federal tax laws; privacy policy regulations or other laws that impact our businesses.

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
New York, New York

We have reviewed the accompanying consolidated condensed balance sheet of Cendant Corporation and subsidiaries (the "Company") as of September 30, 2003, the related consolidated condensed statements of income for the three and nine month periods ended September 30, 2003 and 2002, and the related consolidated condensed statements of cash flows for the nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP
New York, New York
November 5, 2003

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Service fees and membership, net	$3,516	$2,799	$9,476	$7,299
Vehicle-related	1,538	1,034	4,211	2,905
Other	8	6	49	34

Net revenues	5,062	3,839	13,736	10,238

Expenses
Operating	2,596	2,008	7,010	4,701
Vehicle depreciation, lease charges and interest, net	651	523	1,865	1,532
Marketing and reservation	491	379	1,312	1,059
General and administrative	358	301	1,038	876
Non-program related depreciation and amortization	129	121	387	337
Non-program related interest, net:
Interest expense, net	75	68	234	194
Early extinguishment of debt	4	4	58	42
Acquisition and integration related costs:
Amortization of pendings and listings	5	45	12	239
Other	15	11	30	24

Total expenses	4,324	3,460	11,946	9,004

Income before income taxes and minority interest	738	379	1,790	1,234
Provision for income taxes	248	121	596	414
Minority interest, net of tax	4	8	17	16

Income from continuing operations	486	250	1,177	804
Income from discontinued operations, net of tax	—	—	—	51
Loss on disposal of discontinued operations, net of tax	—	—	—	(256)

Income before cumulative effect of accounting change	486	250	1,177	599
Cumulative effect of accounting change	(293)	—	(293)	—

Net income	$193	$250	$884	$599

Earnings per share
Basic
Income from continuing operations	$0.48	$0.24	$1.15	$0.79
Cumulative effect of accounting change	(0.29)	—	(0.28)	—
Net income	0.19	0.24	0.87	0.59
Diluted
Income from continuing operations	$0.47	$0.24	$1.13	$0.77
Cumulative effect of accounting change	(0.28)	—	(0.28)	—
Net income	0.19	0.24	0.85	0.58

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$1,004	$126
Restricted cash	413	307
Receivables, net	1,480	1,457
Deferred income taxes	337	334
Other current assets	995	1,134

Total current assets	4,229	3,358
Property and equipment, net	1,742	1,780
Deferred income taxes	852	1,115
Goodwill	10,857	10,699
Other intangibles, net	2,413	2,464
Other non-current assets	974	1,359

Total assets exclusive of assets under programs	21,067	20,775

Assets under management and mortgage programs:
Program cash	353	354
Mortgage loans held for sale	5,060	1,923
Relocation receivables	299	239
Vehicle-related, net	10,479	10,052
Timeshare-related, net	1,779	675
Mortgage servicing rights, net	1,523	1,380
Derivatives related to mortgage servicing rights	423	385
Mortgage-backed securities	89	114

	20,005	15,122

Total assets	$41,072	$35,897

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$4,473	$4,287
Current portion of long-term debt	705	30
Deferred income	832	680

Total current liabilities	6,010	4,997
Long-term debt, excluding Upper DECS	4,714	5,571
Upper DECS	863	863
Deferred income	315	320
Other non-current liabilities	927	692

Total liabilities exclusive of liabilities under programs	12,829	12,443

Liabilities under management and mortgage programs:
Debt	17,043	12,747
Derivatives related to mortgage servicing rights	227	—
Deferred income taxes	1,018	1,017

	18,288	13,764

Mandatorily redeemable preferred interest in a subsidiary	—	375

Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	—	—
CD common stock, $.01 par value—authorized 2 billion shares; issued 1,253,745,075 and 1,238,952,970 shares	13	12
Additional paid-in capital	10,293	10,090
Deferred compensation	(77)	—
Retained earnings	4,142	3,258
Accumulated other comprehensive income (loss)	130	(14)
CD treasury stock, at cost—242,215,852 and 207,188,268 shares	(4,546)	(4,031)

Total stockholders' equity	9,955	9,315

Total liabilities and stockholders' equity	$41,072	$35,897

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2003	2002
Operating Activities
Net income	$884	$599
Adjustments to arrive at income from continuing operations	293	205

Income from continuing operations	1,177	804
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities exclusive of management and mortgage programs:
Non-program related depreciation and amortization	387	337
Amortization of pendings and listings	12	239
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	46	(50)
Income taxes and deferred income taxes	658	274
Accounts payable and other current liabilities	(224)	(261)
Payment of stockholder litigation settlement liability	—	(2,850)
Deferred income	(98)	(201)
Proceeds from termination of fair value hedges	200	—
Other, net	208	113

Net cash provided by (used in) operating activities exclusive of management and mortgage programs	2,366	(1,595)

Management and mortgage programs:
Vehicle depreciation	1,519	1,310
Amortization and impairment of mortgage servicing rights	735	659
Net gain on mortgage servicing rights and related derivatives	(150)	(17)
Origination of mortgage loans	(53,145)	(29,080)
Proceeds on sale of and payments from mortgage loans held for sale	52,100	29,086

	1,059	1,958

Net cash provided by operating activities	3,425	363

Investing Activities
Property and equipment additions	(309)	(235)
Proceeds received on asset sales	120	9
Net assets acquired, net of cash acquired and acquisition-related payments	(234)	(1,015)
Proceeds from disposition of businesses, net of transaction-related payments	—	1,175
Proceeds from stockholder litigation settlement trust	—	1,410
Other, net	88	(33)

Net cash provided by (used in) investing activities exclusive of management and mortgage programs	(335)	1,311

Management and mortgage programs:
Investment in vehicles	(11,562)	(7,688)
Payments received on investment in vehicles	9,741	5,834
Origination of timeshare-related assets	(554)	(620)
Principal collection of investment in timeshare-related assets	681	535
Equity advances on homes under management	(4,439)	(4,645)
Repayment on advances on homes under management	4,383	4,685
Additions to mortgage servicing rights	(819)	(657)
Cash received on derivatives related to mortgage servicing rights, net	273	218
Other, net	27	26

	(2,269)	(2,312)

Net cash used in investing activities	(2,604)	(1,001)

Financing Activities
Proceeds from borrowings	2,588	3
Principal payments on borrowings	(3,215)	(1,462)
Issuances of common stock	247	102
Repurchases of common stock	(710)	(197)
Other, net	(86)	(30)

Net cash used in financing activities exclusive of management and mortgage programs	(1,176)	(1,584)

Management and mortgage programs:
Proceeds from borrowings	22,570	9,425
Principal payments on borrowings	(21,041)	(9,212)
Net change in short-term borrowings	(276)	194
Other, net	(10)	(8)

	1,243	399

Net cash provided by (used in) financing activities	67	(1,185)

Effect of changes in exchange rates on cash and cash equivalents	(10)	12
Cash provided by discontinued operations	—	74

Net increase (decrease) in cash and cash equivalents	878	(1,737)
Cash and cash equivalents, beginning of period	126	1,942

Cash and cash equivalents, end of period	$1,004	$205

See Notes to Consolidated Condensed Financial Statements.

Cendant Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.     Summary of Significant Accounting Policies

  Basis of Presentation
  The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Cendant Corporation and its subsidiaries ("Cendant"), as well as entities in which Cendant directly or indirectly has a controlling financial interest (collectively, the "Company"). For more detailed information regarding the Company's consolidation policy, refer to "Changes in Accounting Policies—Consolidation Policy" below.

  The Company's Consolidated Condensed Financial Statements present separately the financial data of the Company's management and mortgage programs. These programs are distinct from the Company's other activities as the assets are generally funded through the issuance of debt that is collateralized by such assets. Specifically, in the Company's vehicle rental, vehicle management, relocation, mortgage services and vacation ownership businesses, assets under management and mortgage programs are funded through either borrowings under asset-backed funding arrangements or unsecured borrowings at the Company's PHH subsidiary. Such borrowings are classified as debt under management and mortgage programs. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company's management and mortgage programs. The Company believes it is appropriate to segregate the financial data of its management and mortgage programs because, ultimately, the source of repayment of such debt is the realization of such assets.

  In presenting the Consolidated Condensed Financial Statements, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These financial statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K filed on March 5, 2003.

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

  On January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the Financial Accounting Standards Board ("FASB") to be the preferable accounting method for stock-based employee compensation. The Company also adopted SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," in its entirety on January 1, 2003, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting provisions. As a result, the Company now expenses all employee stock awards over their vesting periods based upon the fair value of the award on the date of grant. As the Company elected to use the prospective transition method, the Company's Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2003 reflect stock-based compensation expense only for employee stock awards that were granted subsequent to December 31, 2002.

  The following table illustrates the effect on net income and the related per share amounts as if the Company had applied the fair value based method to all outstanding employee stock awards for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Reported net income	$193	$250	$884	$599
Add back: Stock-based employee compensation expense included in reported net income, net of tax(a)	4	—	7	2
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax(b)	(14)	(199)	(37)	(280)

Pro forma net income	$183	$51	$854	$321

Net income per share:
Reported
Basic	$0.19	$0.24	$0.87	$0.59
Diluted	0.19	0.24	0.85	0.58
Pro Forma
Basic	$0.18	$0.05	$0.84	$0.32
Diluted	0.18	0.05	0.82	0.31

  (a)
  For a detailed account of compensation expense recorded within the Consolidated Condensed Statements of Income for stock awards granted subsequent to December 31, 2002, see Note 14—Stock-Based Compensation.
  (b)
  The 2002 amounts reflect the August 27, 2002 acceleration of the vesting schedules for certain options previously granted. Pro forma compensation expense reflected for grants awarded prior to January 1, 2003 is not indicative of future compensation expense that would be recorded by the Company, as future expense will vary based upon factors such as the type of award granted by the Company and the then-current fair market value of such award.

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

  Costs Associated with Exit or Disposal Activities.    On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity (including restructurings) initiated after December 31, 2002 is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the date of commitment to an exit or disposal plan. The impact of adopting this standard was not material to the Company's results of operations or financial position.

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

  Derivative Instruments and Hedging Activities.    On July 1, 2003, the Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The impact of adopting this standard was not material to the Company's results of operations or financial position.

  Financial Instruments with Characteristics of Both Liabilities and Equity.    On July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. As a result, on July 1, 2003, the Company reclassified its $375 million mandatorily redeemable preferred interest in a subsidiary from the mezzanine section of the Consolidated Condensed Balance Sheet to long-term debt (see Note 10—Mandatorily Redeemable Preferred Interest in a Subsidiary).

  Consolidation Policy.    On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Such Interpretation addresses the consolidation of variable interest entities ("VIEs"), including special purpose entities ("SPEs"), that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. Transfers to a qualifying SPE ("QSPE") and certain other interests in QSPEs are generally not subject to this Interpretation. The provisions of FIN 46 are effective immediately for transactions entered into by the Company subsequent to January 31, 2003, and became effective for all other transactions as of July 1, 2003. However, in October 2003, the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003, in whole or in part, and indicated that it would provide further clarification of this Interpretation before December 31, 2003.

  In accordance with its current understanding of FIN 46, the Company consolidated Trilegiant Corporation ("Trilegiant") and Bishop's Gate Residential Mortgage Trust ("Bishop's Gate") effective July 1, 2003 through the application of the prospective transition method. Additionally, the underlying structures of the Sierra Receivable Funding entities (the "Sierra entities") were amended on September 1, 2003 in a manner that resulted in the Company's consolidation thereof, effective September 1, 2003. The consolidation of these entities caused the Company's total assets and liabilities to increase as follows (on a consolidated basis after eliminations):

	Assets	Liabilities
Bishop's Gate(a)	$3,117	$3,098
Sierra(b)	985	982
Trilegiant(c)	88	385

  (a)
  Recorded in the Company's Real Estate Services segment.
  (b)
  Recorded in the Company's Hospitality segment.
  (c)
  Recorded in the Company's Financial Services segment.

  The consolidation of Trilegiant also resulted in a non-cash charge of $293 million ($0.28 per diluted share) recorded on July 1, 2003 as a cumulative effect of accounting change. The consolidation of Bishop's Gate and the Sierra entities did not result in the recognition of a cumulative effect of accounting change. See Note 8—Debt Under Management and Mortgage Programs and Borrowing Arrangements for more complete information regarding Bishop's Gate and the Sierra entities and Note 11—Trilegiant Corporation for more information regarding Trilegiant. The Company is currently assessing the application of FIN 46 to other entities and is awaiting the additional clarification of FIN 46 that the FASB is expected to provide.

  In connection with FIN 46, when evaluating an entity for consolidation, the Company first determines whether an entity is deemed to be a VIE and, if so, whether the Company would be considered its primary beneficiary. The Company consolidates those VIEs for which it has determined that it is the primary beneficiary. Generally, the Company will consolidate an entity not deemed either a VIE or QSPE upon a determination that its ownership, direct or indirect, exceeds fifty percent of the outstanding voting shares of an entity and/or that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are classified as available-for-sale debt securities or accounted for using the equity or cost method, as appropriate. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

  Prior to the adoption of FIN 46 (before the change in policy), the Company did not consolidate SPE and SPE-type entities unless the Company retained both control of the assets transferred and the risks and rewards of those assets. Additionally, non-SPE-type entities were only consolidated if the Company's ownership exceeded fifty percent of the outstanding voting shares of an entity and/or if the Company had the ability to control the financial or operating policies of an entity through its voting rights, board representation or other similar rights.

2.     Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share ("EPS").

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income from continuing operations:
Income from continuing operations for basic EPS	$486	$250	$1,177	$804
Convertible debt interest, net of tax	—	—	—	1

Income from continuing operations for diluted EPS	$486	$250	$1,177	$805

Net income:
Net income for basic EPS	$193	$250	$884	$599
Convertible debt interest, net of tax	—	—	—	1

Net income for diluted EPS	$193	$250	$884	$600

Weighted average shares outstanding:
Basic	1,013	1,039	1,019	1,014
Stock options, warrants and non-vested shares	26	19	20	27
Convertible debt	—	—	—	2

Diluted	1,039	1,058	1,039	1,043

Earnings per share:
Basic
Income from continuing operations	$0.48	$0.24	$1.15	$0.79
Income from discontinued operations	—	—	—	0.05
Loss on disposal of discontinued operations	—	—	—	(0.25)
Cumulative effect of accounting change	(0.29)	—	(0.28)	—

Net income	$0.19	$0.24	$0.87	$0.59

Diluted
Income from continuing operations	$0.47	$0.24	$1.13	$0.77
Income from discontinued operations	—	—	—	0.05
Loss on disposal of discontinued operations	—	—	—	(0.24)
Cumulative effect of accounting change	(0.28)	—	(0.28)	—

Net income	$0.19	$0.24	$0.85	$0.58

  The following table summarizes the Company's outstanding common stock equivalents, which were antidilutive and, therefore, excluded from the computation of diluted EPS.

	As of September 30,
	2003	2002
Options(a)	121	127
Warrants(b)	2	2
Upper DECS(c)	40	40

  (a)
  The decrease in antidilutive options as of September 30, 2003 principally reflects a reduction in the total number of options outstanding, partially offset by the impact of a lower average stock price during the nine months ended September 30, 2003 ($15.18) as compared to the same period in 2002 ($16.47). The weighted average exercise prices for antidilutive options at September 30, 2003 and 2002 were $21.44 and $21.56, respectively.
  (b)
  The weighted average exercise price for antidilutive warrants at both September 30, 2003 and 2002 was $21.31.
  (c)
  The price of the Company's common stock would need to exceed $28.42 for the Upper DECS to become dilutive.

  The Company's contingently convertible debt securities, which provided for the potential issuance of 55.7 million and approximately 111 million shares of common stock as of September 30, 2003 and 2002, respectively, were not included in the computation of diluted EPS for such periods as the related contingency provisions were not satisfied.

3.     Acquisitions

  2003 Acquisitions
  On February 3, 2003, the Company acquired all of the common interests of FFD Development Company, LLC ("FFD") from an independent business trust for approximately $27 million in cash. As part of this acquisition, the Company also assumed approximately $58 million of debt, which was subsequently repaid. The goodwill resulting from the allocation of the purchase price approximated $17 million and was allocated to the Company's Hospitality segment. FFD, which was formed prior to the Company's April 2001 acquisition of Fairfield Resorts, Inc. ("Fairfield"), is the primary developer of timeshare inventory for Fairfield. See Note 15—Related Party Transactions for more information regarding the Company's relationship with FFD prior to the acquisition.

  On March 31, 2003, the Company acquired a majority interest in Trip Network, Inc. ("Trip Network") through the conversion of its preferred stock investment and, on April 1, 2003, the Company acquired all of the remaining common stock for $4 million in cash. The Company recorded aggregate goodwill of $42 million in connection with these transactions. Such goodwill was allocated to the Travel Distribution segment.    Trip Network is an online travel agent. See Note 15—Related Party Transactions for more information regarding the Company's relationship with Trip Network prior to the acquisition.

  During the nine months ended September 30, 2003, the Company also acquired ten real estate brokerage operations through its wholly-owned subsidiary, NRT Incorporated ("NRT"), for approximately $40 million in cash. The goodwill resulting from these acquisitions approximated $33 million and was allocated to the Company's Real Estate Services segment.

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

  2002 Acquisitions
  In April 2002, the Company acquired NRT for $230 million, resulting in goodwill of approximately $1.6 billion, and Trendwest Resorts, Inc. ("Trendwest") for $936 million, resulting in goodwill of $687 million. The following table sets forth the Company's results of operations on a pro forma basis as if the acquisitions of NRT and Trendwest had occurred on January 1, 2002:

Nine Months Ended September 30, 2002
Net revenues	$11,190
Income from continuing operations	759
Net income	554
Earnings per share:
Basic
Income from continuing operations	$0.73
Net income	0.53
Diluted
Income from continuing operations	$0.71
Net income	0.52

  These pro forma results do not give effect to any synergies expected to result from the acquisitions of NRT and Trendwest, are not necessarily indicative of the results the Company would have obtained if the acquisitions had been consummated on January 1, 2002, and are not necessarily indicative of future consolidated results. The pro forma results are reflective of the seasonality of the NRT business, whereby the operating results are typically weakest in the first quarter of every year. Additionally, these pro forma results reflect the impact of the short-term amortization period of the pendings and listings intangible asset. Although the Company acquired other businesses during 2002 (including certain assets of Budget Group, Inc. ("Budget") in November), such businesses were not significant to the Company's results of operations on a pro forma basis and, as such, have not been reflected in the above table.

  Utilization of Purchase Accounting Liabilities for Exiting Activities
  In connection with the acquisitions of the following businesses, the Company established purchase accounting liabilities in prior periods for costs associated with exiting activities that are currently in progress. The recognition of such costs and the corresponding utilization are summarized by category as follows:

  Budget Group, Inc. (assets acquired in November 2002)

	Costs	Cash Payments	Balance at December 31, 2002	Cash Payments	Other Additions	Balance at September 30, 2003
Personnel related	$35	$—	$35	$(24)	$3	$14
Contract termination	6	—	6	—	—	6
Facility related	7	—	7	(3)	9	13

Total	$48	$—	$48	$(27)	$12	$33

  The principal cost reduction opportunity is expected to result from the relocation of the corporate headquarters of Budget. In connection with this initiative, the Company is relocating selected Budget employees, involuntarily terminating other Budget employees and abandoning certain facilities. As a result, the Company incurred severance and other personnel costs related to the involuntary termination or relocation of employees, as well as facility related costs primarily representing future lease payments for abandoned facilities. The adjustments recorded during 2003 represent the finalization of estimates made at the time of acquisition. The Company formally communicated the termination of employment to approximately 1,410 employees, representing a wide range of employee groups and as of September 30, 2003, the Company had terminated approximately 700 of these employees. The Company anticipates that the majority of the remaining personnel related costs will be paid during 2004 and that the majority of the remaining facility related costs will be paid through 2007. The Company will also terminate a contractual service agreement upon the integration of one of Budget's systems. Accordingly, the Company accrued the termination fee (which is not required to be paid until March 2004) related to the cancellation of this agreement. This plan is expected to be completed in the second quarter of 2004.

  Galileo International, Inc. (acquired in October 2001)

	Costs	Cash Payments	Other Additions (Reductions/ Utilization)	Balance at December 31, 2002	Cash Payments	Other Reductions	Balance at September 30, 2003
Personnel related	$44	$(62)	$33	$15	$(8)	(5)	$2
Asset fair value adjustments and contract terminations	93	(25)	(56)	12	(6)	(6)	—
Facility related	16	(2)	8	22	(6)	—	16

Total	$153	$(89)	$(15)	$49	$(20)	$(11)	$18

  The principal cost reduction opportunities are expected to result from (i) rightsizing the core business functions of Galileo International, Inc. ("Galileo") and relocating the corporate and other offices (including support functions) and (ii) exiting certain activities and certain acquired businesses, including the sale of assets. To complete these initiatives, the Company (i) involuntarily terminated Galileo employees, (ii) relocated the Galileo corporate headquarters, various support functions and other offices, (iii) merged numerous offices in Europe to a single European headquarters and (iv) abandoned assets in connection with such relocation, as well as terminated contractual service agreements associated with the activities to be exited. Consistent with the original integration plan to streamline Galileo's worldwide operations and due to the extent and breadth of these global efforts, the full evaluation of exiting activities was not complete until third quarter 2002. The Company formally communicated the termination of employment to approximately 880 employees, representing a wide range of employee groups, and as of December 31, 2002, the Company had terminated all such employees. The Company anticipates that the majority of the remaining personnel related costs will be paid during 2003 and that the majority of the remaining facility related costs will be paid through 2008.

  Acquisition and Integration Related Costs
  During the three and nine months ended September 30, 2003, the Company incurred $20 million and $42 million, respectively, of acquisition and integration related costs, of which $5 million and $12 million, respectively, represented the non-cash amortization of the contractual pendings and listings intangible asset. The remaining costs ($15 million and $30 million during the three and nine months ended September 30, 2003, respectively) primarily related to the integration of Budget's information technology systems with the Company's platform and revisions to the Company's original estimate of costs to exit a facility in connection with its decision to outsource its data operations.

  During the three and nine months ended September 30, 2002, the Company incurred $56 million and $263 million, respectively, of acquisition and integration related costs, of which $45 million and $239 million, respectively, represented the non-cash amortization of the contractual pendings and listings intangible asset (primarily related to the acquisition of NRT and other real estate brokerage businesses). The remaining costs ($11 million and $24 million during the three and nine months ended September 30, 2002, respectively) related to (i) the acquisition and integration of NRT, Arvida Realty Services, a residential real estate brokerage firm in Florida acquired by NRT in April 2002, Trendwest and Equivest Finance, Inc. ("Equivest"), a timeshare developer acquired in February 2002 ($11 million and $19 million during the three and nine months ended September 30, 2002, respectively) and (ii) an outsourcing agreement with IBM ($5 million for the nine months ended September 30, 2002).

4.     Discontinued Operations

  On May 22, 2002, the Company sold its car parking facility business, National Car Parks ("NCP"), for $1.2 billion in cash and recognized an after-tax loss of approximately $256 million during the nine months ended September 30, 2002. NCP, a former wholly-owned subsidiary within the Company's Vehicle Services segment, operated off-street commercial parking facilities and managed on-street parking and related operations on behalf of town and city administrations in England. Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the activities of NCP were segregated and reported as a discontinued operation for the nine months ended September 30, 2002. NCP generated net revenues and income from discontinued operations of $155 million and $60 million ($51 million, after tax), respectively, during the nine months ended September 30, 2002.

5.     Intangible Assets

        Intangible assets consisted of:

	As of September 30, 2003			As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements	$1,155	$329	$826	$1,151	$301	$850
Customer lists	548	144	404	544	116	428
Pendings and listings	17	10	7	267	256	11
Other	102	39	63	99	34	65

	$1,822	$522	$1,300	$2,061	$707	$1,354

Unamortized Intangible Assets
Goodwill	$10,857			$10,699

Trademarks	$1,079			$1,076
Other	34			34

	$1,113			$1,110

  The changes in the carrying amount of goodwill are as follows:

	Balance at January 1, 2003	Goodwill Acquired during 2003		Adjustments to Goodwill Acquired during 2002		Foreign Exchange and Other	Balance at September 30, 2003
Real Estate Services	$2,658	$33	(a)	$16	(f)	$—	$2,707
Hospitality	2,386	17	(b)	15	(g)	17	2,435
Travel Distribution	2,463	43	(c)	10	(h)	(10)	2,506
Vehicle Services	2,576	6	(d)	6	(i)	2	2,590
Financial Services	616	2	(e)	—		1	619

Total Company	$10,699	$101		$47		$10	$10,857

  (a)
  Relates to the acquisitions of real estate brokerages by NRT.
  (b)
  Relates to the acquisition of FFD.
  (c)
  Primarily relates to the acquisition of Trip Network.
  (d)
  Relates to the acquisition of an Avis licensee (March 2003) and two Budget licensees (May 2003 and September 2003).
  (e)
  Relates to the acquisition of a loyalty business in South Africa (August 2003).
  (f)
  Primarily relates to the settlement of pre-acquisition income tax contingencies of NRT.
  (g)
  Primarily relates to the acquisition of Equivest (February 2002).
  (h)
  Primarily relates to the acquisition of distribution partners by the Company's Galileo subsidiary (June 2002 and forward).
  (i)
  Relates to the acquisition of Budget.

  Amortization expense relating to all intangible assets excluding mortgage servicing rights (see Note 6—Mortgage Servicing Activities) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Franchise agreements	$9	$9	$28	$33
Customer lists	9	10	28	28
Pendings and listings	5	45	12	239
Other	2	2	7	12

Total	$25	$66	$75	$312

  Based on its amortizable intangible assets (excluding mortgage servicing rights) as of September 30, 2003, the Company expects related amortization expense for the remainder of 2003 and the five succeeding fiscal years to approximate $20 million, $80 million, $80 million, $80 million, $60 million and $50 million, respectively.

6.     Mortgage Servicing Activities

        The activity in the Company's residential first mortgage loan servicing portfolio consisted of:

	Nine Months Ended September 30,
	2003	2002
Balance, January 1,	$114,079	$97,205
Additions	53,858	31,340
Payoffs/curtailments	(46,365)	(21,745)
Purchases, net	11,354	3,631

Balance, September 30,(*)	$132,926	$110,431

  (*)
  Does not include approximately $2.1 billion and $1.7 billion of home equity mortgages serviced by the Company as of September 30, 2003 and 2002, respectively. The weighted average note rate on all the underlying mortgages within this servicing portfolio was 5.44% and 6.43% as of September 30, 2003 and 2002, respectively.

  Substantially all of the mortgage loans within this servicing portfolio were sold by the Company without recourse. However, approximately $4.3 billion (approximately 3%) of loans within this servicing portfolio as of September 30, 2003 were sold with recourse. The majority of such loans were sold under a program where the Company retains the credit risk for a limited period of time and only for a specific default event. For these loans, the Company accrues a provision (equal to the fair value of the recourse obligation) for estimated losses. As of September 30, 2003, the provision approximated $7 million. There was no significant activity during 2003 that would cause the Company to utilize this provision.

  The activity in the Company's capitalized mortgage servicing rights ("MSR") asset consisted of:

	Nine Months Ended September 30,
	2003	2002
Balance, January 1,	$1,883	$2,081
Additions, net	819	657
Changes in fair value	66	(567)
Amortization	(578)	(321)
Sales/deletions	(11)	(18)
Permanent impairment	(315)	—

Balance, September 30,	1,864	1,832

Valuation Allowance
Balance, January 1,	(503)	(144)
Additions	(157)	(338)
Reductions	4	2
Permanent impairment	315	—

Balance, September 30,	(341)	(480)

Mortgage Servicing Rights, net	$1,523	$1,352

  The Company uses derivatives to mitigate the impact that accelerated prepayments would have on the fair value of its MSR asset. Such derivatives, which are primarily designated as fair value hedging instruments, tend to increase in value as interest rates decline and conversely decline in value as interest rates increase. The net activity in the Company's derivatives related to mortgage servicing rights consisted of:

	Nine Months Ended September 30,
	2003	2002
Net balance, January 1,	$385	$100
Additions, net	288	251
Changes in fair value	84	584
Sales/proceeds received or paid	(561)	(469)

Net balance, September 30,(*)	$196	$466

  (*)
  At September 30, 2003, the net balance represents the gross asset of $423 million net of the gross liability of $227 million.

  The net impact to the Company's Consolidated Condensed Statements of Income resulting from changes in the fair value of the Company's MSR asset, after giving effect to hedging and other derivative activity, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Adjustment of MSR asset under hedge accounting	$193	$(463)	$66	$(567)
Net gain (loss) on derivatives related to MSR asset	(175)	488	84	584

Net gain	18	25	150	17
Provision for impairment of MSR asset	—	(275)	(157)	(338)

Net impact	$18	$(250)	$(7)	$(321)

  Based upon the composition of the portfolio as of September 30, 2003, the Company expects MSR amortization expense for the remainder of 2003 and the five succeeding fiscal years to approximate $75 million, $255 million, $210 million, $185 million, $165 million and $145 million, respectively. As of September 30, 2003, the MSR portfolio had a weighted average life of approximately 5.3 years.

7.     Long-term Debt and Borrowing Arrangements

        Long-term debt consisted of:

	Maturity Date	As of September 30, 2003	As of December 31, 2002
Term notes:
7 3/4% notes(a)	December 2003	$229	$966
6 7/8% notes	August 2006	849	849
6 1/4% notes(b)	January 2008	796	—
11% senior subordinated notes(c)	May 2009	337	530
6 1/4% notes(d)	March 2010	348	—
7 3/8% notes(b)	January 2013	1,190	—
7 1/8% notes(d)	March 2015	250	—
Contingently convertible debt securities:
Zero coupon senior convertible contingent notes	February 2004(*)	428	420
Zero coupon convertible debentures(e)	May 2004 (*)	7	857
3 7/8% convertible senior debentures(f)	November 2004(*)	804	1,200
Other:
Revolver borrowings(g)	December 2005	—	600
Net hedging gains(h)		80	89
Other		101	90

Total long-term debt, excluding Upper DECS		5,419	5,601

Less: current portion(i)		705	30

Long-term debt, excluding Upper DECS		4,714	5,571
Upper DECS		863	863

Long-term debt, including Upper DECS		$5,577	$6,434

  (*)
  Indicates earliest mandatory redemption date.
  (a)
  The change in the balance at September 30, 2003 reflects the redemption of $737 million of these notes for approximately $771 million in cash. In connection with such redemption, the Company recorded a pretax charge of approximately $22 million.
  (b)
  These notes, issued in January 2003, are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future unsecured senior indebtedness.
  (c)
  The change in the balance at September 30, 2003 primarily reflects (i) the redemption of $163 million in face value of these notes, with a carrying value of $180 million, for $182 million in cash and (ii) $13 million related to the amortization of a premium. In connection with such redemption, the Company recorded a pretax charge of approximately $2 million.
  (d)
  These notes, issued in March 2003, are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future unsecured senior indebtedness.

  (e)
  The change in the balance at September 30, 2003 reflects redemptions aggregating $850 million for approximately $851 million in cash. In connection with such redemptions, the Company recorded a pretax charge of approximately $12 million.
  (f)
  The change in the balance at September 30, 2003 reflects the redemption of $396 million of these debentures for approximately $408 million in cash. In connection with such redemption, the Company recorded a pretax charge of approximately $19 million.
  (g)
  Reflects the repayment of outstanding revolver borrowings.
  (h)
  As of September 30, 2003, the balance represents $213 million of realized gains resulting from the termination of fair value hedges, which will be amortized by the Company to reduce future interest expense. These hedge positions were reset to create a desired balance between the Company's floating rate debt and floating rate assets. Partially offsetting the gains of $213 million are mark to market adjustments of $133 million on these new fair value interest rate hedges.
  (i)
  The balance as of September 30, 2003 includes the $229 million outstanding balance of the 7 3/4% notes, the $428 million outstanding balance of the zero coupon senior convertible contingent notes and the $7 million outstanding balance of the zero coupon convertible debentures.

  The number of shares of common stock potentially issuable for each of the Company's contingently convertible debt securities is detailed below (in millions):

	As of September 30, 2003	As of December 31, 2002
Zero coupon convertible debentures	0.3	33.5
Zero coupon senior convertible contingent notes	22.0	22.0
3 7/8% convertible senior debentures	33.4	49.9

	55.7	105.4

  Aggregate maturities of debt (excluding the Upper DECS) based upon maturity or earliest mandatory redemption dates are as follows:

As of September 30, 2003
Within 1 year (a)	$705
Between 1 and 2 years(b)	842
Between 2 and 3 years(c)	918
Between 3 and 4 years	2
Between 4 and 5 years	815
Thereafter	2,137

$5,419

  (a)
  Includes $435 million of convertible debt, which may be converted into shares of the Company's common stock rather than be redeemed in cash if the price of such stock exceeds the stipulated thresholds or upon the Company's exercise of its call provisions.
  (b)
  Includes $804 million of convertible debt, which may be converted into shares of the Company's common stock rather than be redeemed in cash if the price of such stock exceeds the stipulated thresholds or upon the Company's exercise of its call provisions.
  (c)
  Excludes $863 million of Upper DECS. If the Upper DECS are not successfully remarketed in August 2004, the senior notes would be retired (without any payment of cash by the Company) in August 2004 in satisfaction of the related forward purchase contracts, whereby holders of the Upper DECS are required to purchase shares of common stock (based upon the price of such common stock on September 30, 2003, approximately 40 million shares would be purchased).

  As of September 30, 2003, there were no outstanding borrowings under the Company's $2.9 billion revolving credit facility; however, letters of credit of $1.2 billion were issued and outstanding. These letters of credit were issued primarily as credit enhancements to provide additional collateralization for the Company's vehicle rental financing arrangements. Accordingly, as of September 30, 2003, the Company had approximately $1.7 billion of availability under this facility (including $548 million of availability to issue additional letters of credit). As of September 30, 2003, the Company also had $400 million of availability for public debt or equity issuances under a shelf registration statement.

  At September 30, 2003, the Company was in compliance with all restrictive and financial covenants of its debt instruments and credit facilities.

8.     Debt Under Management and Mortgage Programs and Borrowing Arrangements

  As previously discussed in Note 1—Summary of Significant Accounting Policies, the Company consolidated Bishop's Gate on July 1, 2003 and the Sierra entities on September 1, 2003. Accordingly, Bishop's Gate has been included in the Company's consolidated results of operations and cash flows since July 1, 2003 and the Sierra entities have been included within the Company's consolidated results of operations and cash flows since September 1, 2003.    The assets of Bishop's Gate and the Sierra entities are not available to pay the general obligations of the Company. Additionally, the creditors of Bishop's Gate and the Sierra entities have no recourse to the general credit of the Company. However, the Company has made representations and warranties customary for securitization transactions, including eligibility characteristics of the mortgage loans and timeshare receivables and servicing responsibilities, in connection with the securitization of these assets.

  Debt under management and mortgage programs (including outstanding debt of Bishop's Gate and the Sierra entities at September 30, 2003) consisted of:

	As of September 30, 2003	As of December 31, 2002
Asset-Backed Debt:
Vehicle rental program(a)	$6,562	$6,082
Vehicle management program(b)	3,069	3,058
Mortgage program
Bishop's Gate(c)	3,098	—
Other	500	871
Timeshare program
Sierra(d)	717	—
Other(e)	340	145
Relocation program	—	80

	14,286	10,236

Unsecured Debt:
Term notes(f)	1,943	1,421
Commercial paper	590	866
Bank loans	42	107
Other	182	117

	2,757	2,511

Total debt under management and mortgage programs	$17,043	$12,747

  (a)
  The change in the balance at September 30, 2003 principally reflects an increase in outstanding term notes at various interest rates. At September 30, 2003, approximately $5.3 billion of asset-backed term notes were included in outstanding borrowings.
  (b)
  At September 30, 2003, approximately $2.6 billion of asset-backed term notes were included in outstanding borrowings.
  (c)
  As of December 31, 2002, Bishop's Gate had $2.5 billion of indebtedness, which was not recorded on the Company's Consolidated Condensed Balance Sheet as Bishop's Gate was not consolidated on such date.
  (d)
  As of December 31, 2002, the Sierra entities had $550 million of debt outstanding, which was not recorded on the Company's Consolidated Condensed Balance Sheet as these entities were not consolidated on such date.
  (e)
  The change in the balance at September 30, 2003 primarily reflects the borrowing of $219 million under a timeshare financing agreement.
  (f)
  The change in the balance at September 30, 2003 principally reflects (i) the issuance of $400 million of 6% term notes due March 2008, (ii) the issuance of $600 million of 7 1/8% term notes due March 2013, (iii) the issuance of $187 million of term notes with various interest rates and maturity dates and (iv) the February 2003 repayment of $650 million of 8 1/8% term notes.

  Bishop's Gate.    Bishop's Gate is a bankruptcy remote SPE that is utilized to warehouse mortgage loans originated by the Company's mortgage business prior to their sale into the secondary market, which is customary practice in the mortgage industry. The debt issued by Bishop's Gate is collateralized by $3.1 billion of underlying mortgage loans, which are serviced by the Company and recorded within mortgage loans held for sale on the Company's Consolidated Condensed Balance Sheet as of September 30, 2003. Prior to the adoption of FIN 46, sales of mortgage loans to Bishop's Gate were treated as off-balance sheet sales. The activities of Bishop's Gate are limited to

  (i) purchasing mortgage loans from the Company's mortgage subsidiary, (ii) issuing commercial paper or other debt instruments and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain noncredit-related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions.

  Sierra.    The Sierra entities are bankruptcy remote SPEs that are utilized to securitize timeshare receivables generated from the sale of vacation ownership interests by the Company's timeshare businesses. The debt issued by the Sierra entities is collateralized by $915 million of underlying timeshare receivables, which are serviced by the Company and recorded within timeshare-related assets under management and mortgage programs on the Company's Consolidated Condensed Balance Sheet as of September 30, 2003. Prior to September 1, 2003, sales of timeshare receivables to the Sierra entities were treated as off-balance sheet sales, as these entities were structured as bankruptcy remote QSPEs and, therefore, excluded from the scope of FIN 46. However, on September 1, 2003, the underlying structures of the Sierra entities were amended in a manner that resulted in these entities no longer meeting the definition of QSPEs pursuant to SFAS No. 140. Consequently, the Company began consolidating the account balances and activities of the Sierra entities on September 1, 2003. The activities of the Sierra entities are limited to (i) purchasing timeshare receivables from the Company's timeshare subsidiaries, (ii) issuing debt securities and/or borrowing under a conduit facility to effect such purchases and (iii) entering into derivatives to hedge interest rate exposure.

  The following table provides the contractual maturities for debt under management and mortgage programs at September 30, 2003 (except for notes issued under the Company's vehicle management and Sierra timeshare programs, where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management and mortgage programs and for which appropriate estimates have been used):

	Unsecured(*)	Asset-Backed	Total
Within 1 year	$224	$4,437	$4,661
Between 1 and 2 years	823	2,835	3,658
Between 2 and 3 years	6	3,295	3,301
Between 3 and 4 years	187	1,384	1,571
Between 4 and 5 years	430	1,177	1,607
Thereafter	1,087	1,158	2,245

	$2,757	$14,286	$17,043

  (*)
  Unsecured commercial paper borrowings of $590 million are assumed to be repaid with borrowings under committed credit facilities at the Company's PHH Subsidiary, which expire in February 2005, as such amount is fully supported by these committed credit facilities, which are detailed below.

  As of September 30, 2003, available funding under the Company's asset-backed debt programs and committed credit facilities related to the Company's management and mortgage programs consisted of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements(a)
Vehicle rental program	$7,714	$6,562	$1,152
Vehicle management program	3,599	3,069	530
Mortgage program
Bishop's Gate	3,176	3,098	78
Other	500	500	—
Timeshare program
Sierra	834	717	117
Other	425	340	85
Relocation program	100	—	100

	16,348	14,286	2,062

Committed Credit Facilities(b)
Maturing in February 2005(c)	500	—	500
Maturing in February 2005	750	—	750

	1,250	—	1,250

	$17,598	$14,286	$3,312

  (a)
  Capacity is subject to maintaining sufficient assets to collateralize debt.
  (b)
  These committed credit facilities were entered into by and are for the exclusive use of the Company's PHH subsidiary.
  (c)
  On July 3, 2003, the Company amended the terms of this facility, which reduced the capacity to $500 million and extended the maturity date to February 2005.

  As of September 30, 2003, the Company also had $874 million of availability for public debt issuances under a shelf registration statement at its PHH subsidiary.

  At September 30, 2003, the Company was in compliance with all restrictive and financial covenants of its debt instruments and credit facilities related to management and mortgage programs.

9.     Off-Balance Sheet Financing Arrangements

  The Company sells relocation receivables to Apple Ridge Funding Corporation ("Apple Ridge"), a bankruptcy remote QSPE. Additionally, prior to the establishment of the Sierra entities, the Company sold timeshare receivables to multiple bankruptcy remote QSPEs (the Company no longer sells receivables to these QSPEs). As these entities are QSPEs and precluded from consolidation pursuant to generally accepted accounting principles, the debt issued by these entities and the collateralizing assets, which are serviced by the Company, are not reflected on the Company's Consolidated Condensed Balance Sheets. The assets of these QSPEs are not available to pay the Company's obligations. Additionally, the creditors of these QSPEs have no recourse to the Company's credit. However, the Company has made representations and warranties customary for securitization transactions, including eligibility characteristics of the receivables and servicing responsibilities, in connection with the securitization of these assets. The following table provides detailed information for these off-balance sheet QSPEs.

	Assets Serviced(a)	Maximum Funding Capacity	Debt Issued(b)	Maximum Available Capacity(c)
Apple Ridge	$512	$500	$400	$100
Timeshare QSPEs	426	372	372	—

  (a)
  Does not include cash of $14 million and $34 million at Apple Ridge and the timeshare QSPEs, respectively.
  (b)
  Primarily represents term notes.
  (c)
  Subject to maintaining sufficient assets to collateralize debt.

10.   Mandatorily Redeemable Preferred Interest in a Subsidiary

  The Company's $375 million mandatorily redeemable preferred interest in a subsidiary (which was presented between the liability and equity sections on the Consolidated Condensed Balance Sheet at December 31, 2002) was reclassified to long-term debt on July 1, 2003 in connection with the adoption of SFAS No. 150. The Company is precluded from reclassifying prior period amounts pursuant to this standard. In September 2003, the Company prepaid this amount at par. In connection with this prepayment, the Company recorded a pretax charge of approximately $3 million to reflect the write-off of related debt issuance costs.

11.   Trilegiant Corporation

  Trilegiant operates membership-based clubs and programs and other incentive-based programs through an outsourcing arrangement with Cendant. Pursuant to such arrangement, Cendant retained substantially all of the assets and liabilities of its existing membership business and licensed Trilegiant the right to market products to new members utilizing its intellectual property. Accordingly, Cendant continues to collect membership fees from, and is obligated to provide membership benefits to, members of its individual membership business that existed as of July 2, 2001 (referred to as "existing members"), including their renewals, and Trilegiant provides fulfillment services for these members in exchange for a servicing fee paid by Cendant. Furthermore, Trilegiant collects the membership fees from, and is obligated to provide membership benefits to, any members who joined the membership-based clubs and programs and all other incentive programs subsequent to July 2, 2001 (referred to as "new members") and recognizes the related revenue and expenses. Similar to Cendant's franchise businesses, Cendant receives a royalty from Trilegiant on all future revenue generated by the new members.

  As previously discussed in Note 1—Summary of Significant Accounting Policies, the Company consolidated Trilegiant on July 1, 2003 in connection with FIN 46. Accordingly, Trilegiant has been included in the Company's consolidated results of operations and cash flows since July 1, 2003. Although the Company is now recording Trilegiant's profits and losses in its consolidated results of operations, Cendant is not obligated to infuse capital or otherwise fund or cover any losses incurred by Trilegiant. Therefore, Cendant's maximum exposure to loss as a result of its involvement with Trilegiant is substantially limited to the advances and loans made to Trilegiant, as well as any receivables due from Trilegiant (collectively aggregating $112 million as of September 30, 2003), as such amounts may not be recoverable if Trilegiant were to cease operations.    The creditors of Trilegiant have no recourse to Cendant's credit and the assets of Trilegiant are not available to pay Cendant's obligations. Cendant does not manage or operationally control Trilegiant. As of September 30, 2003, Cendant's equity ownership interest in Trilegiant approximated 36% on a fully diluted basis; however, after giving consideration to the applicable stockholders agreement, Cendant's management believes that Cendant has the right to acquire an additional 7% ownership interest.

  For the period July 1, 2003 through September 30, 2003, Trilegiant contributed revenues and expenses of $109 million and $111 million, respectively (on a stand-alone basis before eliminations of intercompany entries in consolidation). As previously discussed, the consolidation of Trilegiant resulted in a non-cash charge of $293 million ($0.28 per diluted share) recorded on July 1, 2003 as a cumulative effect of accounting change. The nine-month results further reflect revenues and expenses recorded by the Company in connection with the outsourcing arrangement prior to the consolidation of Trilegiant (for the period January 1, 2003 through June 30, 2003). The Company recorded revenues of $33 million (representing royalties and licensing and leasing fees) and expenses of $78 million (relating to fulfillment services and the amortization of the marketing advance made in 2001) for the period January 1 through June 30, 2003.

  During the three and nine months ended September 30, 2002, the Company's Consolidated Condensed Statements of Income reflect (i) revenues of $18 million and $42 million, respectively, representing royalties and licensing and leasing fees and (ii) expenses of $47 million and $154 million, respectively, relating to both fulfillment services and the amortization of the marketing advance made in 2001.

12.   Commitments and Contingencies

  The June 1999 disposition of the Company's fleet businesses was structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to an interpretive ruling, the Internal Revenue Service ("IRS") has subsequently taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If the transaction is not considered a tax-free reorganization, the resultant incremental liability could range between $10 million and $170 million depending upon certain factors, including utilization of tax attributes. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

  The Company is involved in litigation asserting claims associated with accounting irregularities discovered in former CUC business units outside of the principal common stockholder class action litigation. While the Company has an accrual of approximately $100 million recorded on its Consolidated Condensed Balance Sheet as of September 30, 2003 for these claims based upon its best estimates, it does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

  The Company is involved in other pending litigation, which, in the opinion of management, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

13.   Stockholders' Equity

  During the nine months ended September 30, 2003, the Company repurchased $710 million (46 million shares) of common stock under its common stock repurchase program. As of September 30, 2003, the Company had approximately $510 million in remaining availability for repurchases under this program (after giving effect to a $500 million increase authorized by the Company's Board of Directors on September 2, 2003).

  The components of comprehensive income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$193	$250	$884	$599
Other comprehensive income (loss):
Currency translation adjustments:
Currency translation adjustments arising during period	10	23	78	44
Reclassification adjustment for currency translation adjustments recognized in net income	—	—	—	245
Unrealized gains (losses), net of tax:
Cash flow hedges	17	(19)	27	(16)
Available-for-sale securities	43	(2)	39	(11)
Minimum pension liability adjustment, net of tax	—	(1)	—	(1)

Total comprehensive income	$263	$251	$1,028	$860

  The after-tax components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Available-for- Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2003	$81	$(41)	$4	$(58)	$(14)
Current period change	78	27	39	—	144

Balance, September 30, 2003	$159	$(14)	$43	$(58)	$130

  The currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

14.   Stock-Based Compensation

  During second quarter 2003, following the Company's decision to significantly reduce the granting of stock options to its employees, the Company began issuing restricted stock units to its employees (including officers) as a form of compensation. Each restricted stock unit entitles the employee to receive one share of common stock upon vesting, which occurs ratably over a four-year period. In connection with the issuance of restricted stock units, the Company recorded pretax compensation expense of approximately $5 million and $9 million during the three and nine months ended September 30, 2003, respectively. As of September 30, 2003, approximately 6.3 million restricted stock units were outstanding.

  During the nine months ended September 30, 2003, the Company recorded approximately $1 million of pretax compensation expense related to the issuance of approximately 1.2 million common stock options to its employees, with a weighted average grant-date fair value of $5.16 per option (calculated using the Black-Scholes option-pricing model) and a vesting period of four years.

  The Company also recorded approximately $1 million of pretax compensation expense relating to 84,000 shares of CD common stock granted to members of its Board of Directors during the nine months ended September 30, 2003.

15.   Related Party Transactions

  Trilegiant Corporation
  Cendant's relationship with Trilegiant is described in detail in Note 11—Trilegiant Corporation.

  FFD Development Company, LLC
  As previously discussed in Note 3—Acquisitions, the Company acquired FFD on February 3, 2003. Accordingly, FFD has been included within the Company's consolidated results of operations, cash flows and financial position since February 3, 2003. During the nine months ended September 30, 2003 (through the date of acquisition) and the three and nine months ended September 30, 2002, the Company recognized non-cash dividend income on its preferred interest in FFD of $1 million, $3 million and $9 million, respectively. Such amounts are recorded within other revenues on the Company's Consolidated Condensed Statements of Income.

  Trip Network, Inc.
  As previously discussed in Note 3—Acquisitions, the Company acquired a majority interest in Trip Network on March 31, 2003. Accordingly, Trip Network has been included in the Company's consolidated results of operations, cash flows and financial position since March 31, 2003. During the nine months ended September 30, 2003 (through the date of acquisition) and the three and nine months ended September 30, 2002, the Company recorded $1 million, $2 million and $8 million, respectively, of revenue within its Consolidated Condensed Statements of Income in connection with its relationship with Trip Network.

  NRT Incorporated
  As previously discussed in Note 3—Acquisitions, the Company acquired a majority interest in NRT on April 17, 2002. Accordingly, NRT has been included in the Company's consolidated results of operations, cash flows and financial position since April 17, 2002. Reflected within the Company's Consolidated Condensed Statement of Income for the nine months ended September 30, 2002 (through the date of acquisition) are $101 million of revenues (comprised of $66 million of royalty and marketing fees, $10 million of dividend income, $9 million of real estate referral fees and $16 million of termination fees) and $7 million of non-program related depreciation and amortization expense.

  Entertainment Publications, Inc.
  On March 25, 2003, the Company sold its common stock investment in Entertainment Publications, Inc. for approximately $33 million in cash. The Company recorded a gain of approximately $30 million on this disposition, which is included within other revenue on the Consolidated Condensed Statement of Income for the nine months ended September 30, 2003. At December 31, 2002, the Company's investment of $5 million was accounted for using the equity method and was included within other non-current assets of its Corporate and Other segment.

16.   Segment Information

  Management evaluates the operating results of each of its reportable segments based upon revenue and "EBITDA," which is defined as income from continuing operations before non-program related depreciation and amortization, non-program related interest, amortization of pendings and listings, income taxes and minority interest. On January 1, 2003, the Company changed its performance measure used to evaluate the operating results of its reportable segments and, as such, the information presented below for the three and nine months ended September 30, 2002 has been revised to reflect this change. The Company's presentation of EBITDA may not be comparable to similar measures used by other companies. Presented below are the revenues and EBITDA for each of the Company's reportable segments and a reconciliation of EBITDA to income before income taxes and minority interest for the three and nine months ended

  September 30, 2003 and 2002. The effects of transactions within and between each of these reportable segments are eliminated in consolidation.

	Three Months Ended September 30,
	2003		2002
	Revenues	EBITDA	Revenues	EBITDA
Real Estate Services	$1,998	$436	$1,331	$59
Hospitality	696	189	671	204
Travel Distribution	424	119	432	129
Vehicle Services	1,574	187	1,085	143
Financial Services	370	62	322	122

Total Reportable Segments	5,062	993	3,841	657
Corporate and Other(a)	—	(42)	(2)	(40)

Total Company	$5,062	951	$3,839	617

Less: Non-program related depreciation and amortization		129		121
Non-program related interest expense, net		75		68
Early extinguishment of debt		4		4
Amortization of pendings and listings		5		45

Income before income taxes and minority interest		$738		$379

	Nine Months Ended September 30,
	2003		2002
	Revenues	EBITDA	Revenues	EBITDA
Real Estate Services	$5,123	$1,015	$3,181	$556
Hospitality	1,910	483	1,640	489
Travel Distribution	1,266	351	1,314	406
Vehicle Services	4,360	369	3,048	336
Financial Services	1,034	302	1,052	374

Total Reportable Segments	13,693	2,520	10,235	2,161
Corporate and Other(a)	43	(39)	3	(115)

Total Company	$13,736	2,481	$10,238	2,046

Less: Non-program related depreciation and amortization		387		337
Non-program related interest expense, net		234		194
Early extinguishment of debt		58		42
Amortization of pendings and listings		12		239

Income before income taxes and minority interest		$1,790		$1,234

(a)
Includes the results of operations of the Company's non-strategic businesses, unallocated corporate overhead, the elimination of transactions between segments and, in the nine months ended September 30, 2003, a $30 million gain on the sale of the Company's investment in Entertainment Publications, Inc.

17.   Subsequent Event

  On October 9, 2003, the Company issued $500 million of term notes under its vehicle rental program. Approximately $200 million of such notes mature in December 2006 and bear interest at a fixed rate of 2.78% and approximately $300 million of such notes mature in December 2008 and bear interest a floating rate of LIBOR plus 38 basis points.

* * * *

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

We are one of the foremost providers of travel and real estate services in the world. Our businesses provide a wide range of consumer and business services and are intended to complement one another and create cross-marketing opportunities both within and among our following five business segments. Our Real Estate Services segment franchises our three residential and one commercial real estate brands, provides real estate brokerage services, provides home buyers with mortgages and title, appraisal review and closing services and facilitates employee relocations; our Hospitality segment develops, markets, sells and manages vacation ownership interests, provides consumer financing to individuals purchasing these interests, facilitates the exchange of vacation ownership intervals, franchises our nine lodging brands and markets vacation rental properties in Europe; our Travel Distribution segment provides global distribution, computer reservation and travel agency services; our Vehicle Services segment operates and franchises our vehicle rental brands and provides fleet management and fuel card services; our Financial Services segment provides financial institution enhancement products and insurance-based and loyalty solutions, operates and franchises tax preparation offices and provides a variety of membership programs through Trilegiant Corporation.

Our management team is committed to building long-term value through operational excellence. Historically, a significant portion of our growth had been generated through strategic acquisitions of businesses that have strengthened our position in the travel and real estate services industries and augmented our strategy of building a hedged and diversified portfolio of businesses. Now that we have assembled our vertically integrated portfolio of businesses, we have sharply curtailed the pace of acquisitions and our operating management has emphasized organic growth and cash flow generation as principal objectives in achieving operational excellence and building long-term value. Throughout 2003, our spending on new acquisitions has been inconsequential, aggregating only $80 million in cash. Although we remain highly disciplined in our acquisition activity, we may augment organic growth through the select acquisition of (or possible joint venture with) complementary businesses primarily in the real estate and travel industries. The purchase price of any such acquisition is expected to be funded with cash generated by our core operations and/or available lines of credit.

We are steadfast in our commitment to deploy our cash to increase shareholder value. To this end, we completed the first phase of our corporate debt reduction program during first quarter 2003, which was to replace current maturities of corporate indebtedness with longer-term debt, and we are well into the second phase of the program where, by the end of 2004, we intend to reduce outstanding corporate indebtedness by $2 billion. Our plan is to use call provisions and maturities wherever possible rather than paying a significant premium to repurchase our debt in the open market. In addition to replacing our near-term obligations, the redemption/retirement of our convertible debt instruments during 2003 has eliminated 49.7 million shares of potential dilution to our future earnings per share. Further, through October 2003, we have repurchased approximately 52 million shares of our common stock at an average price of $15.99 and beginning in 2004, we intend to return additional value to our shareholders through the payment of a quarterly cash dividend of seven cents per share (28 cents per share annually), subject to final approval by our Board of Directors. We expect to increase this dividend over time as our earnings and cash flow grow.

While the war in Iraq, SARS and the economy have dampened organic growth in our travel-related businesses this year, we have demonstrated our ability to achieve organic earnings and cash flow growth for the company as a whole, particularly due to the strong operating results within our real estate services businesses, which benefited from greater mortgage loan refinancing activity and increased home sales volume across both our franchised and owned brokerage operations. Although no assurances can be given, we currently believe that a decrease in mortgage refinancing activity resulting from an expected rise in interest rates during 2004 should be more than offset by organic growth in our other businesses. We also expect that organic growth will continue to be augmented in the future through the use of technology and by taking advantage of cross-selling opportunities across the company.

Finally, we have made significant progress toward our goal of simplifying our corporate structure as demonstrated by the acquisition of two affiliated but previously unconsolidated businesses, FFD Development Company, LLC and Trip Network, Inc., and by the consolidation of Bishop's Gate Residential Mortgage Trust and the Sierra Receivables Funding entities in the third quarter of 2003. Furthermore, we routinely review and evaluate our portfolio of existing businesses to determine if they continue to meet our growth objectives and, from time to time, engage in discussions concerning possible divestitures, joint ventures and related corporate transactions to redirect our portfolio of businesses to achieve company-wide objectives.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 vs. Three Months Ended September 30, 2002

Our consolidated results from continuing operations were as follows:

	Three Months Ended September 30,
	2003	2002	Change
Net revenues	$5,062	$3,839	$1,223
Total expenses	4,324	3,460	864

Income before income taxes and minority interest	738	379	359
Provision for income taxes	248	121	127
Minority interest, net of tax	4	8	(4)

Income from continuing operations	$486	$250	$236

Net revenues and total expenses increased approximately $1.2 billion (32%) and $864 million (25%), respectively, due to (i) the acquisition of the principal car and truck rental operations of Budget Group, Inc. in November 2002, which contributed incremental revenues and expenses aggregating $492 million and $458 million, respectively, (ii) organic growth in our real estate services businesses, especially our real estate brokerage and mortgage businesses (even after adjusting for the $275 million non-cash provision for impairment of our mortgage servicing rights asset, which was recorded in third quarter 2002 and is discussed in greater detail under the section entitled "Real Estate Services" below) and (iii) the consolidation of Trilegiant, which contributed incremental revenues and expenses of $109 million and $111 million, respectively (Trilegiant is reflected in 2003 but not in 2002 due to the July 1, 2003 consolidation pursuant to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46")—see discussion under "Liquidity and Capital Resources—Trilegiant Corporation"). The growth in our mortgage and real estate brokerage businesses also contributed to the increase in total expenses to support the continued high level of mortgage loan production, related servicing activities and home sale transactions. Our overall effective tax rate increased to 33.6% for third quarter 2003 from 31.9% for the comparable period in 2002 primarily due to an increase in state taxes and non-deductible items. As a result of the above-mentioned items, income from continuing operations increased $236 million (94%).

Discussed below are the results of operations for each of our reportable segments. Management evaluates the operating results of each of our reportable segments based upon revenue and "EBITDA,"

which is defined as income from continuing operations before non-program related depreciation and amortization, non-program related interest, amortization of pendings and listings, income taxes and minority interest. On January 1, 2003, we changed the performance measure we use to evaluate the operating results of our reportable segments and, as such, the information presented below for third quarter 2002 has been revised to reflect this change. Our presentation of EBITDA may not be comparable to similar measures used by other companies.

	Revenues			EBITDA
	2003	2002	% Change	2003	2002	% Change
Real Estate Services	$1,998	$1,331	50%	$436	$59	639%
Hospitality	696	671	4	189	204	(7)
Travel Distribution	424	432	(2)	119	129	(8)
Vehicle Services	1,574	1,085	45	187	143	31
Financial Services	370	322	15	62	122	(49)

Total Reportable Segments	5,062	3,841	32	993	657	51
Corporate and Other(a)	—	(2)	*	(42)	(40)	*

Total Company	$5,062	$3,839	32	951	617

Less: Non-program related depreciation and amortization				129	121
Non-program related interest expense, net				75	68
Early extinguishment of debt				4	4
Amortization of pendings and listings				5	45

Income before income taxes and minority interest				$738	$379

*
Not meaningful.
(a)
Includes the results of operations of our non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

Real Estate Services
Revenues and EBITDA increased $667 million (50%) and $377 million (639%), respectively, in third quarter 2003 compared with 2002, reflecting growth across substantially all of our real estate businesses.

Revenues and EBITDA increased primarily due to higher production volume and servicing revenues at our mortgage business, price and volume growth in our real estate brokerage and franchise businesses and higher settlement services volumes. In addition, the increase in revenues and EBITDA is also reflective of acquisitions of real estate brokerage offices made in 2002 and 2003 by NRT, our real estate brokerage subsidiary. NRT's significant brokerage acquisitions contributed incremental revenues and EBITDA of $58 million and $6 million, respectively, in third quarter 2003. Excluding such acquisitions, NRT generated incremental net revenues of $179 million (net of $11 million of intercompany royalties paid to our real estate franchise business) in third quarter 2003, an 18% increase compared with the prior year quarter. The increase in NRT's revenues was substantially comprised of incremental net commission income earned on home sales transactions due to a 9% increase in the volume of home sale transactions and a 13% increase in the average price of homes sold. Real estate agent commission expenses also increased $122 million as a result of the incremental gross commissions earned on home sale transactions.

Our real estate franchise brands generated incremental royalties and marketing fund revenues of $33 million, in third quarter 2003, including incremental intercompany royalties paid by NRT, an increase of 18% over third quarter 2002, primarily due to a 10% increase in home sale transactions and a 12% increase in the average price of homes sold. Royalty increases in the real estate franchise business are recognized with little or no corresponding increase in expenses due to the significant operating leverage within our franchise operations.

Our settlement services business generated incremental revenues of $38 million as title, appraisal and other closing fees all increased due to higher volumes, consistent with growth in the mortgage origination markets, and cross-selling initiatives.

Revenues from mortgage-related activities totaled $275 million in third quarter 2003, an increase of $357 million compared with third quarter 2002. Revenues and EBITDA in last year's third quarter were adversely impacted by a $275 million non-cash provision for impairment of our mortgage servicing rights asset ("MSRs"). Declines in interest rates at such time resulted in increases to our current and estimated future loan prepayment rates and a corresponding provision for impairment against the value of our MSRs. Excluding the $275 million non-cash MSR impairment provision in third quarter 2002, revenues from mortgage-related activities increased $82 million in third quarter 2003 due to a significant increase in mortgage loan production, partially offset by an increase in amortization of the mortgage servicing rights asset as low interest rates continued to result in record levels of mortgage refinancing activity.

Revenues from mortgage loan production increased $221 million (107%) in third quarter 2003 compared with third quarter 2002 and were derived from growth in our fee-based mortgage origination operations (discussed below) and an increase in the volume of loans that we sold, which more than doubled quarter-over-quarter. We sold $19.2 billion of mortgage loans in third quarter 2003 compared with $9.2 billion in third quarter 2002, generating incremental production revenues of $181 million. In addition, production revenues generated from our fee-based mortgage-origination activity increased $40 million (66%) as compared with third quarter 2002. Production fee income on fee-based loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenues at the time of sale (typically 30-60 days after closing). Accordingly, our production revenue in any given period is driven by a mix of mortgage loans closed and mortgage loans sold. Total mortgage loans closed increased $12.6 billion (84%) to $27.6 billion in third quarter 2003, comprised of an $11.3 billion (114%) increase in closed loans to be securitized (sold by us) and a $1.3 billion (26%) increase in closed loans which were fee-based. Refinancings increased $10.0 billion (147%) to $16.7 billion and purchase mortgage closings grew $2.6 billion (32%) to $10.9 billion.

Net revenues from servicing mortgage loans increased $136 million primarily due to the $275 million non-cash provision for impairment of MSRs recorded in third quarter 2002. Apart from this impairment charge, net servicing revenues declined $139 million substantially due to a quarter-over-quarter increase in MSR amortization of $136 million (recorded as a contra revenue) resulting from the high levels of mortgage loan prepayments during third quarter 2003, which was partially offset by a $9 million (9%) increase in recurring servicing fees (fees received for servicing existing loans in the portfolios) driven by a 16% quarter-over-quarter increase in the average servicing portfolio to $125.2 billion. In addition, net servicing revenues declined $7 million from hedging and other derivative activities to protect against changes in the fair value of MSR's due to fluctuations in interest rates.

Interest rates have risen from their lows in the earlier part of 2003 and, as such, we expect mortgage refinancing volume and resulting net production revenues to decline comparatively in future quarters. However, in a rising interest rate environment, although no assurances can be given, the impact of lower revenues from a decline in production should be partially offset by increased servicing revenues, net of hedge results. Historically, mortgage production and mortgage servicing operations have been counter-cyclical in nature and represented a naturally offsetting relationship. Additionally, to supplement this relationship, we also maintain a comprehensive, non-speculative mortgage risk management program to further mitigate the impact of fluctuations in interest rates on our operating results.

Excluding the impact from NRT's significant acquisitions and NRT's real estate agent commission expenses (disclosed above), operating and administrative expenses within this segment increased approximately $125 million primarily due to the direct costs incurred in connection with the high level of mortgage loan production in third quarter 2003 and increased volumes in our real estate brokerage and settlement services operations.

Hospitality
Revenues increased $25 million (4%), while EBITDA declined $15 million (7%) in third quarter 2003 compared with third quarter 2002. Revenues from sales of vacation ownership interests ("VOI's") in our timeshare resorts increased $30 million in third quarter 2003, a 10% increase over third quarter 2002, primarily as a result of a 10% increase in tour flow at our timeshare resort sites. Income generated from the funding we provided to the purchasers of our timeshare units decreased $10 million principally resulting from a reduction in gains recognized on the securitization of timeshare receivables pursuant to amendments made to our timeshare receivable securitization structures in September 2003, which resulted in our consolidation of those entities and, at such time, ceased any gain recognition upon the securitization of timeshare receivables. Timeshare subscription and exchange fee revenues within our timeshare exchange business increased $7 million (7%) primarily due to a 12% increase in the average fee per exchange.

Royalties and marketing and reservation fund revenues within our lodging franchise operations declined $4 million (4%) in third quarter 2003. The number of weighted average rooms available declined 6% primarily due to our decision to terminate certain properties from our franchise system that were not meeting required standards. However, such quality control initiatives also contributed to an increase in the occupancy levels and average daily room rates at our lodging brands and, as a result, revenue per available room increased 3% quarter-over-quarter and substantially offset the impact on royalties from the reduction in available rooms.

We completed the acquisition of a European vacation rental company in fourth quarter 2002, the operating results of which have been included from its acquisition date forward. The acquisition contributed incremental revenues and EBITDA of $7 million and $2 million, respectively, in third quarter 2003 compared with third quarter 2002. Excluding such acquisition, operating and administrative expenses within this segment increased approximately $35 million in 2003 principally due to increased timeshare sales-related expenses, including marginal expense increases on higher sales volumes, higher product costs on developed timeshare inventory and an increased investment in marketing expenses to enhance future tour flow.

Travel Distribution
Revenues and EBITDA declined $8 million (2%) and $10 million (8%), respectively, in third quarter 2003 compared with third quarter 2002. Our travel distribution segment derives revenues from (i) Galileo booking fees paid by travel suppliers for electronic global distribution and computer reservation services ("GDS"), (ii) fees and commissions for retail travel services provided by Cheap Tickets and Lodging.com, and (iii) transaction and other fees from providing travel distribution services. Like other industry participants, we were unfavorably impacted by weak global travel demand in third quarter 2003, which was affected by various factors, including continuing economic pressures and geopolitical concerns. As a result, Galileo worldwide air travel booking fees decreased $5 million (2%) primarily due to a 4% reduction in international GDS booking volumes, partially offset by 1% growth in domestic GDS bookings reflecting higher on-line leisure volume. In addition, travel agents leased less equipment from us in third quarter 2003 compared with third quarter 2002 and, as such, subscriber fees declined quarter-over-quarter.

In April 2003, we completed the acquisition of Trip Network, which operates the on-line travel services business of Cheap Tickets. Trip Network contributed $10 million in revenues and an EBITDA decline of $7 million in third quarter 2003. Our on-line booking volumes grew 29% in third quarter 2003 compared with third quarter 2002 primarily due to (i) a shift in travel bookings from the traditional off-line channels to on-line channels, (ii) higher on-line travel market share and (iii) increased merchant model hotel bookings. Merchant model hotel bookings are derived from a program whereby we provide distribution channels for hotels to sell rooms and also control the retail markup with no risk of inventory loss to us. Additionally, revenues from our off-line travel agency business declined $3 million in third quarter 2003. The results of our on-line and off-line travel agency operations are reflective of the general industry decline in travel demand, as discussed above, reductions in commission rates paid by airlines and the lack of reduced-rate air inventory availability. Such results also reflect our investment in the marketing and administration of our on-line travel services business, which we believe represents a significant opportunity for future growth.

The impact on EBITDA of lower GDS and travel agency revenues was partially offset by variable expense savings on lower revenues and expense reductions due to segment-wide cost containment initiatives, which we instituted during 2003 and 2002 to mitigate the impact of the industry decline. Lodging.com, our on-line hotel reservation and travel services business acquired during third quarter 2002, contributed incremental revenues of $5 million in third quarter 2003.

Vehicle Services
Revenues and EBITDA increased $489 million (45%) and $44 million (31%), respectively, in third quarter 2003 compared with the comparable prior year quarter. In November 2002, we acquired substantially all of the domestic operations, as well as select international operations, of the vehicle rental business of Budget Group, Inc., a car and truck rental company. Budget's operating results, including integration costs, were included from the acquisition date forward and contributed revenues and EBITDA of $492 million and $42 million, respectively, in third quarter 2003. Excluding Budget's third quarter 2003 results, revenue declined $3 million (less than 1%) and EBITDA increased $2 million (1%) in third quarter 2003. Avis domestic car rental revenues declined $26 million (4%) in third quarter 2003 compared with third quarter 2002 due to a 5% reduction in total car rental days, partially offset by a 2% increase in time and mileage revenue per rental day reflecting an increase in pricing which has minimal associated incremental costs. In addition, EBITDA includes favorable program-related interest costs of $9 million on the financing of vehicles due to lower interest rates, which was offset by increased vehicle-related net expenses primarily due to incremental vehicle maintenance and damage costs. Despite reduced Avis revenues domestically, revenues from Avis' international operations increased $16 million due to increased car rental transaction volume and pricing and the favorable impact to revenues of exchange rates, principally in Canada and Australia (principally offset in EBITDA by the unfavorable impact on expenses). Avis' and Budget's revenues are primarily derived from car rentals at airport locations.

Wright Express, our fleet fuel management subsidiary, recognized incremental revenues of $7 million in third quarter 2003, a 22% increase over third quarter 2002. This was primarily due to an increase in fuel card usage and higher gasoline prices, since Wright Express earns a percentage of the total gas purchases by its clients.

Financial Services
Revenues increased $48 million (15%) while EBITDA declined $60 million (49%) in third quarter 2003 compared with third quarter 2002. Effective July 1, 2003, pursuant to FIN 46, we consolidated Trilegiant (the company to which we outsourced our membership business in 2001). Trilegiant contributed revenues and EBITDA of $109 million and $1 million, respectively, in third quarter 2003. Apart from the consolidation of Trilegiant, revenues and EBITDA declined, reflecting an expected continued attrition of the membership base retained by us in connection with the outsourcing of our individual membership business to Trilegiant. However, the impact on EBITDA was mitigated by a net reduction in expenses from servicing fewer members. A smaller membership base resulted in a net revenue reduction of $48 million (net of $9 million of royalty income from Trilegiant), which was partially offset in EBITDA by net favorable membership operating and marketing expenses of

$15 million. Jackson Hewitt, our tax preparation franchise business, recorded $17 million less revenues in third quarter 2003 compared with third quarter 2002 due to timing, as certain tax services revenues were primarily earned during the second quarter of this year, as compared to last year when such revenues were earned during the third quarter. The decline in EBITDA also includes a $7 million charge for restructuring actions taken in third quarter 2003 at our international membership business, which included the closure and consolidation of certain facilities in the United Kingdom. Partially offsetting the unfavorable quarter-over-quarter impact from the attrition of the membership base retained by us, the timing of Jackson Hewitt program revenues, and the restructuring of our international membership operations, was an increase in the operating results of our insurance-wholesale businesses and the favorable impact of foreign currency exchange rates on the revenues of our international membership business. Revenues in our insurance-wholesale businesses increased $12 million as a result of favorable claims experience quarter-over-quarter and increased insurance premium collections.

Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002

Our consolidated results from continuing operations were as follows:

	Nine Months Ended September 30,
	2003	2002	Change
Net revenues	$13,736	$10,238	$3,498
Total expenses	11,946	9,004	2,942

Income before income taxes and minority interest	1,790	1,234	556
Provision for income taxes	596	414	182
Minority interest, net of tax	17	16	1

Income from continuing operations	$1,177	$804	$373

Net revenues and total expenses increased approximately $3.5 billion (34%) and $2.9 billion (33%), respectively, principally due to the acquisitions of the following businesses, which contributed incremental revenues and expenses, each aggregating approximately $2.5 billion.

Acquired Business	Date of Acquisition	Incremental Contribution to Net Revenues	Incremental Contribution to Total Expenses
NRT Incorporated(a)	April 2002	$1,012	$1,054
Trendwest Resorts, Inc.(b)	April 2002	169	150
Net assets of Budget Group, Inc.(c)	November 2002	1,339	1,325

Total Contributions		$2,520	$2,529

(a)
Represents NRT and NRT's significant brokerage acquisitions subsequent to our ownership. Principally reflects the results of operations from January 1 through April 16, 2003 (the corresponding period during which these businesses were not included during the nine months ended September 30, 2002).
(b)
Reflects the results of operations from January 1 through April 30, 2003 (the corresponding period during which this business was not included during the nine months ended September 30, 2002).
(c)
While we expect to spend a total of $80 to $100 million in 2003 to integrate Budget, approximately $20 million of such amount will be expensed in 2003, while approximately $30 to $40 million will be deferred to future years. The remaining costs primarily represent cash payments to exit activities, which will be recorded as reductions to the related purchase accounting liabilities during 2003.

In addition to the contributions made by the aforementioned acquired businesses, revenues and expenses also increased period-over-period from (i) organic growth in our real estate services businesses, especially our real estate brokerage and mortgage businesses (even after adjusting for the $275 million non-cash provision for impairment of our mortgage servicing rights asset, which was recorded in third quarter 2002 and is discussed in greater detail under the section entitled "Real Estate Services" below) and (ii) the consolidation of Trilegiant, which contributed incremental revenues and expenses of $109 million and $111 million, respectively. The growth in our mortgage and real estate brokerage businesses also contributed to the increase in total expenses as we incurred additional expenses to support the continued high level of mortgage loan production, related servicing activities and home sale transactions. The increases in total expenses were partially offset by a reduction of $221 million in acquisition and integration related costs primarily due to the amortization in 2002 of the pendings and listings intangible asset acquired as part of the acquisition of NRT, which was amortized over the closing period of the underlying contracts (less than five months). Our overall effective tax rate decreased to 33.3% for the nine months ended September 30, 2003 from 33.5% for the comparable period in 2002 primarily due to the utilization of capital loss carryforwards, partially offset by an increase in state taxes and non-deductible items. As a result of the above-mentioned items, income from continuing operations increased $373 million (46%).

Discussed below are the results of operations for each of our reportable segments. The information presented for the nine months ended September 30, 2002 has been revised to reflect the previously described change in the performance measure that we use to evaluate the operating results of our reportable segments.

	Revenues			EBITDA
	2003	2002	% Change	2003	2002	% Change
Real Estate Services	$5,123	$3,181	61%	$1,015	$556	83%
Hospitality	1,910	1,640	16	483	489	(1)
Travel Distribution	1,266	1,314	(4)	351	406	(14)
Vehicle Services	4,360	3,048	43	369	336	10
Financial Services	1,034	1,052	(2)	302	374	(19)

Total Reportable Segments	13,693	10,235	34	2,520	2,161	17
Corporate and Other(a)	43	3	*	(39)	(115)	*

Total Company	$13,736	$10,238	34	2,481	2,046

Less: Non-program related depreciation and amortization				387	337
Non-program related interest expense, net				234	194
Early extinguishment of debt				58	42
Amortization of pendings and listings				12	239

Income before income taxes and minority interest				$1,790	$1,234

*
Not meaningful.
(a)
Includes the results of operations of our non-strategic businesses, unallocated corporate overhead, the elimination of transactions between segments and, in 2003, a $30 million gain on the sale of our investment in Entertainment Publications, Inc.

Real Estate Services
Revenues and EBITDA increased $1,942 million (61%) and $459 million (83%), respectively, in nine months 2003 compared with nine months 2002, reflecting growth across all of our real estate businesses.

Revenues and EBITDA were primarily impacted by increased production volume and servicing revenues at our mortgage business and by the April 17, 2002 acquisition of NRT, our real estate brokerage subsidiary, and subsequent acquisitions by NRT of other real estate brokerages (the operating results of which have been included from the acquisition dates forward). NRT (inclusive of its title and closing business) and NRT's significant brokerage acquisitions, subsequent to our ownership, contributed an incremental $1,012 million of revenues and an EBITDA decline of $19 million from January 1, 2003 through April 16, 2003. This EBITDA decline is reflective of the seasonality of the real estate brokerage business, whereby the operating results are typically weakest in the early part of the calendar year and strengthen in the second and third quarters. Excluding the impact of NRT's significant brokerage acquisitions, NRT generated incremental revenues of $187 million (net of $12 million of intercompany royalties paid to our real estate franchise business), a 10% increase in the comparable post-acquisition periods in 2003 versus 2002. The increase in NRT's revenues was substantially comprised of incremental net commission income on home sale transactions primarily due to a 9% increase in the average price of homes sold. Real estate agent commission expenses also increased $117 million as a result of the incremental gross commissions earned on home sale transactions. During 2002 (prior to our acquisition of NRT), we received royalty and marketing fees from NRT of $66 million, real estate referral fees of $9 million and a $16 million fee in connection with the termination of a franchise agreement under which NRT operated brokerage offices under our

ERA real estate brand. We also had a preferred stock investment in NRT, which generated dividend income of $10 million prior to our acquisition in 2002. In addition, revenues in nine months 2003 benefited by $76 million (with no impact on EBITDA) from certain accounting reclassifications made in 2003 primarily in connection with the merger of our pre-existing title and closing businesses with and into the larger-scale title and appraisal business of NRT. Upon the combining of such businesses, we changed certain accounting presentations used by our pre-existing businesses to conform to the presentations used by NRT. Excluding such reclassifications, our settlement services business generated incremental revenues of $74 million compared with nine months 2002. Title, appraisal and other closing fees all increased due to higher volumes, consistent with the growth in the mortgage origination markets, and cross-selling initiatives.

On a comparable basis, including post-acquisition intercompany royalties paid by NRT to our real estate franchise business, our real estate franchise brands contributed incremental royalties and marketing fund revenues of $54 million in nine months 2003, an increase of 11% over nine months 2002, due to a 5% increase in volume of home sale transactions and a 9% increase in the average price of homes sold. Royalty increases in the real estate franchise business are recognized with little or no corresponding increase in expenses due to the significant operating leverage within our franchise operations.

Revenues from mortgage-related activities grew $576 million (246%) in nine months 2003 compared with nine months 2002 due to a significant increase in mortgage loan production, partially offset by an increase in amortization of our MSRs as low interest rates resulted in record levels of mortgage refinancing activity. Revenues and EBITDA in last year's third quarter were adversely impacted by a $275 million non-cash provision for impairment of our MSRs. Declines in interest rates at such time resulted in increases to our current and estimated future loan prepayment rates and a corresponding provision for impairment against the value of our MSRs. Excluding the $275 million non-cash MSR impairment provision in third quarter 2002, revenues from mortgage-related activities increased $301 million (59%) in nine months 2003.

Revenues from mortgage loan production increased $497 million (86%) in nine months 2003 compared with the prior year period and were derived from growth in our fee-based mortgage origination operations (discussed below) and a 91% increase in the volume of loans that we sold. We sold $48.2 billion of mortgage loans in nine months 2003 compared with $25.8 billion in nine months 2002, generating incremental production revenues of $378 million. In addition, production revenues generated from our fee-based mortgage-origination activity increased $119 million (74%), as compared with nine months 2002. Production fee income on fee-based loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenues at the time of sale (typically 30-60 days after closing). Accordingly, our production revenue in any given period is driven by a mix of mortgage loans closed and mortgage loans sold. Total mortgage loans closed increased $28.7 billion (72%) to $68.8 billion in nine months 2003, comprised of a $25.0 billion (99%) increase in closed loans to be securitized (sold by us) and a $3.7 billion (25%) increase in closed loans that were fee-based. Refinancings increased $24.2 billion (133%) to $42.5 billion and purchase mortgage closings grew $4.5 billion (21%) to $26.3 billion.

Net revenues from servicing mortgage loans increased $79 million primarily due to the $275 million non-cash provision for impairment of MSRs recorded in third quarter 2002. Apart from this impairment charge, net servicing revenues declined $196 million primarily due to a period-over-period increase in MSR amortization and provision for impairment of $351 million (recorded as a contra revenue), partially offset by $133 million of incremental gains from hedging and other derivative activities. The increase in MSR amortization and provision for impairment is a result of the high levels of refinancings and related mortgage loan prepayments in nine months 2003 due to low mortgage interest rates during 2003, while the incremental gains from hedging and other derivative activities resulted from our strategies to protect against changes in the fair value of MSRs due to fluctuations in interest rates. In addition, recurring servicing fees (fees received for servicing existing loans in the portfolio), increased $28 million (9%) driven by a 16% period-over-period increase in the average servicing portfolio, which rose to $120.3 billion for the nine-month period in 2003.

Interest rates have risen from their lows in the earlier part of 2003 and, as such, we expect mortgage refinancing volume and resulting net production revenues to decline comparatively in future quarters. However, in a rising interest rate environment, although no assurances can be given, the impact of lower revenues from a decline in production should be partially offset by increased servicing revenues, net of hedge results. Historically, mortgage production and mortgage servicing operations have been counter-cyclical in nature and represented a naturally offsetting relationship. Additionally, to supplement this relationship, we also maintain a comprehensive, non-speculative mortgage risk management program to further mitigate the impact of fluctuations in interest rates on our operating results.

Excluding the impact from our acquisition of NRT, NRT's significant acquisitions and NRT's real estate agent commission expenses (disclosed above), operating and administrative expenses within this segment increased approximately $265 million primarily due to the direct costs incurred in connection with continued high levels of mortgage loan production and related servicing activities.

Hospitality
Revenues increased $270 million (16%), while EBITDA declined $6 million (1%) in nine months 2003 compared with nine months 2002. We completed the acquisitions of Trendwest, a leading vacation ownership company, in June 2002 (90% was acquired in April 2002); Equivest Finance, Inc. in February 2002 and certain European vacation rental companies during 2002. The operating results of the acquired companies were included from the acquisition dates forward and, therefore, were incremental for the portions of nine months 2003 that were pre-acquisition periods in 2002. Accordingly, Trendwest, Equivest and the acquired vacation rental companies contributed incremental revenues of $169 million, $8 million and $52 million, respectively, and EBITDA of $23 million, $2 million and $15 million, respectively, in nine months 2003 compared with nine months 2002. In February 2003, we acquired the common interests of FFD Development Company LLC, ("FFD"), the primary developer of timeshare inventory for our Fairfield Resorts subsidiary. The operating results of FFD were included from the acquisition date forward and were not significant to our segment results subsequent to our acquisition. Prior to our acquisition, we owned a preferred stock investment in FFD, which accrued a dividend, and we also received additional fees from FFD for providing various support services. Accordingly, prior to our acquisition, FFD contributed incremental revenues and EBITDA of $12 million and $2 million, respectively. Excluding the impact from acquisitions, revenues increased $29 million (2%), while EBITDA declined $48 million (10%) for the comparable nine month periods in 2003 and 2002. Travel demand during nine months 2003 was negatively impacted by the military conflict in Iraq, as well as economic pressures which contributed to suppressing volumes within certain of our hospitality-related businesses and, in turn, reduced the EBITDA margin (EBITDA as a percentage of revenues) from 30% in nine months 2002 to 26% in nine months 2003. Despite a challenging travel environment, revenues from sales of VOIs in our timeshare resorts increased $48 million in nine months 2003, a 7% increase over nine months 2002, as we increased tour flow at our timeshare resort sites by 7%. Income generated from the funding we provided to the purchasers of our timeshare units decreased $16 million principally resulting from a reduction in gains recognized on the securitization of timeshare receivables pursuant to amendments made to our principal timeshare receivable securitization structures in September 2003 and certain changes made to the terms of our financing arrangements during second quarter 2003. The amendments to our securitization structures in September 2003 resulted in our consolidation of those entities and, at such time, we ceased any recognition of gains upon the securitization of timeshare receivables. Timeshare subscription and exchange fee revenues within our timeshare exchange business increased $22 million (7%) primarily due to a 12% increase in the average fee per exchange, which was partially offset by a 4% reduction in the volume of exchange transactions.

Royalties and marketing and reservation fund revenues within our lodging franchise operations declined $9 million (3%) in nine months 2003 due to a 5% decline in the number of weighted average rooms available following our decision to terminate from our franchise system certain properties that were not meeting required standards. However, such quality control initiatives also contributed to an increase in the occupancy levels and average daily room rates at our lodging brands, and, as a result, revenue per available room increased 2% period-over-period and substantially offset the impact on royalties from the reduction in available rooms. Our lodging franchise business and our franchisees were unfavorably impacted by the weaker travel environment, as discussed above, and as a result, during nine months 2003, we recorded an incremental $8 million of non-cash expenses related to the doubtful collectibility of certain franchisee receivables. Excluding acquisitions, operating and administrative expenses within this segment increased approximately $70 million in nine months 2003 principally due to increased timeshare sales-related expenses, including marginal expense increases on higher sales volumes, higher product costs on developed timeshare inventory and an increased investment in marketing spending to enhance tour flow.

Travel Distribution
Revenues and EBITDA declined $48 million (4%) and $55 million (14%), respectively, in nine months 2003 compared with nine months 2002. Our travel distribution segment derives revenue from (i) Galileo booking fees paid by travel suppliers for electronic GDS, (ii) fees and commissions for retail travel services provided by Cheap Tickets and Lodging.com, and (iii) transaction and other fees from providing travel distribution services. Like other industry participants, we were unfavorably impacted by weak global travel demand during nine months 2003. Travel demand in nine months 2003 was negatively affected by various factors, including the military conflict in Iraq and terrorist threat alerts, continuing economic pressures and SARS concerns in the Asia-Pacific region and other parts of the world. Such factors suppressed bookings and revenues across our travel distribution businesses but primarily impacted international travel volumes. Galileo worldwide domestic air travel booking fees decreased $67 million (7%) primarily due to a 12% reduction in international GDS booking volumes. However, this was partially offset by a 1% growth in domestic air bookings, reflecting higher on-line leisure volumes. Galileo subscriber fees and EBITDA during nine months 2003 increased $28 million and $12 million, respectively, due to the acquisition of national distribution companies ("NDCs") in Europe during 2002. NDCs are independent organizations that market and sell Galileo global distribution and computer reservation services to travel agents and other subscribers. During the summer of 2002, we also acquired two other companies that supply reservation and distribution services to the hospitality industry. The operating results of such companies were included from the acquisition dates forward and collectively contributed revenue of $24 million with a nominal EBITDA impact during nine months 2003.

In April 2003, we completed the acquisition of Trip Network, which operates the on-line travel services business of Cheap Tickets. Trip Network contributed $19 million in revenues and an EBITDA decline of $18 million in nine months 2003. Our on-line booking volumes grew 46% in nine months 2003 compared with nine months 2002 primarily due to (i) a shift in travel bookings from the traditional off-line channels to on-line channels, (ii) higher on-line travel market share and (iii) increased merchant model hotel bookings. Merchant model hotel bookings are derived from a program whereby we provide the distribution channels for hotels to sell rooms and also control the retail markup with no risk of inventory loss to us. Additionally, revenues from our off-line travel agency business declined $19 million in nine months 2003. The results of our on-line and off-line travel agency operations are reflective of the general industry decline in travel demand, as discussed above, reductions in commission rates paid by airlines, the lack of reduced-rate air inventory availability and a decline in travel-related clubs which are serviced by us. Such results also reflect our investment in the marketing and administration of our on-line travel services business, which we believe represents a significant opportunity for future growth.

The impact on EBITDA of lower GDS and travel agency revenues was partially offset by variable expense savings on lower revenues and expense reductions due to segment-wide cost containment initiatives implemented in 2002 and 2003 to mitigate the impact of the industry decline. Additionally, EBITDA in nine months 2003 was favorably impacted by $8 million in connection with a contract termination settlement during first quarter 2003.

Vehicle Services
Revenues and EBITDA increased $1,312 million (43%) and $33 million (10%), respectively, in nine months 2003 compared with the prior year period primarily due to our November 2002 acquisition of substantially all of the domestic assets, as well as selected international operations, of the vehicle rental business of Budget Group, Inc. Budget's operating results, including integration costs, were included from the acquisition date forward and contributed revenues and EBITDA of $1,339 million and $35 million, respectively, in nine months 2003. Excluding Budget's nine months 2003 results, revenue and EBITDA declined $27 million (less than 1%) and $2 million (less than 1%), respectively, in nine months 2003, which is primarily attributable to reduced car rental demand offset by increased pricing at Avis. Avis domestic car rental revenues declined $87 million (5%) in nine months 2003 compared with nine months 2002. The net reduction in domestic car rental revenues at Avis was primarily due to a 6% period-over-period reduction in the total number of car rental days. This was partially offset by a 2% increase in time and mileage revenue per rental day reflecting an increase in pricing which has minimal associated incremental costs. In addition, EBITDA, period-over-period, includes favorable program-related interest costs of $27 million on the financing of vehicles due to lower interest rates and $38 million of lower program-related depreciation expense on vehicles due to a different mix of vehicles in Avis' fleet bearing a lower cost in 2003 compared with 2002. This favorable impact on EBITDA was substantially offset by incremental vehicle-related net expenses and customer service costs. The increase in vehicle-related net expenses includes incremental maintenance costs, damages on vehicles, a decline in gas reimbursements from Avis car rental customers and higher vehicle license and registration costs. Despite reduced Avis revenue domestically, revenues from Avis' international operations increased $38 million due to increased transaction volume and the favorable impact to revenues of exchange rates in Canada, Australia and New Zealand (principally offset in EBITDA by the unfavorable impact on expenses).

Wright Express, our fleet fuel management subsidiary, recognized incremental revenues of $24 million (26%) in nine months 2003 compared with the prior year period. This was primarily due to an increase in fuel card usage and higher gasoline prices, since Wright Express earns a percentage of the total gas purchases by its clients.

Financial Services
Revenues and EBITDA decreased $18 million (2%) and $72 million (19%), respectively, in nine months 2003 compared with the comparable prior year nine months. Effective July 1, 2003, pursuant to FIN 46, we consolidated Trilegiant. Trilegiant contributed revenues and EBITDA of $109 million and $1 million, respectively, subsequent to our consolidation in 2003. Apart from the consolidation of

Trilegiant, revenues and EBITDA declined, reflecting an expected continued attrition of the membership base retained by us in connection with the outsourcing of our individual membership business to Trilegiant; however, the impact on EBITDA was mitigated by a net reduction in expenses from servicing fewer members. A smaller membership base resulted in a net revenue reduction of $162 million (net of $17 million of royalty income from Trilegiant), which was partially offset in EBITDA by net favorable membership operating and marketing expenses of $88 million. Partially offsetting the impact from the attrition of the membership business was revenue growth in our Jackson Hewitt tax preparation franchise operations, an increase in the operating results of our insurance-wholesale businesses and the favorable impact of foreign currency exchange rates on the revenues of our international membership business, which was principally offset in EBITDA by the unfavorable impact of foreign exchange rates on expenses. Jackson Hewitt generated incremental franchise royalty and tax preparation revenues of $12 million and $7 million, respectively, in nine months 2003 compared with nine months 2002 principally driven by a 12% increase in total system tax return volume and a 7% increase in the average price per return. Royalties in our tax preparation franchise business are recognized with nominal increases in expenses due to significant operating leverage within this business. Revenues in our insurance-wholesale businesses increased $13 million as a result of favorable claims experience quarter-over-quarter and increased insurance premium collections. Additionally, in second quarter 2003, we ceased marketing and selling new long-term care policies within our long-term preferred care business but will continue servicing the existing in-force block of policy holders. This resulted in a reduction in revenue of $6 million with a nominal impact to EBITDA for the comparable nine month period. EBITDA in nine months 2003 was also impacted by an $8 million expense incurred in connection with a litigation settlement and a $7 million charge for restructuring actions taken in third quarter 2003 at our international membership business, which included the closure and consolidation of certain facilities in the United Kingdom.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We present separately the financial data of our management and mortgage programs. These programs are distinct from our other activities as the assets are generally funded through the issuance of debt that is collateralized by such assets. Specifically, in our vehicle rental, vehicle management, relocation, mortgage services and vacation ownership businesses, assets under management and mortgage programs are funded through either borrowings under asset-backed funding arrangements or unsecured borrowings at our PHH subsidiary. Such borrowings are classified as debt under management and mortgage programs. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of our management and mortgage programs.    We believe it is appropriate to segregate the financial data of our management and mortgage programs because, ultimately, the source of repayment of such debt is the realization of such assets.

FINANCIAL CONDITION

	September 30, 2003	December 31, 2002	Change
Total assets exclusive of assets under management and mortgage programs	$21,067	$20,775	$292
Total liabilities exclusive of liabilities under management and mortgage programs	12,829	12,443	386
Assets under management and mortgage programs	20,005	15,122	4,883
Liabilities under management and mortgage programs	18,288	13,764	4,524
Mandatorily redeemable preferred interest	—	375	(375)
Stockholders' equity	9,955	9,315	640

Total assets exclusive of assets under management and mortgage programs increased primarily due to an increase of $878 million in cash and cash equivalents (see "Liquidity and Capital Resources—Cash Flow" for a detailed discussion of such increase), which was partially offset by (i) a reduction in timeshare-related inventory as a result of a reclassification to assets under management and mortgage programs as such assets were financed under a program during first quarter 2003, (ii) a decrease in non-current deferred income taxes primarily resulting from the utilization of a portion of our net operating loss carryforward and (iii) the sale of real estate in the normal course of our mortgage services business.

Total liabilities exclusive of liabilities under management and mortgage programs increased primarily due to (i) an increase in deferred income principally resulting from the consolidation of Trilegiant ($237 million) and (ii) an increase in the derivative liability associated with our outstanding corporate indebtedness ($133 million). Such increases were partially offset by a net reduction in outstanding corporate debt securities (see "Liquidity and Capital Resources—Financial Obligations—Corporate Indebtedness" for a detailed account of this reduction).

Assets under management and mortgage programs increased primarily due to (i) the consolidation of Bishop's Gate, which increased our mortgage loans held for sale by $3.1 billion, (ii) the consolidation of the Sierra entities, the acquisition of FFD Development Company, LLC and the reclassification of timeshare-related inventory (referred to above), which collectively increased our timeshare-related assets by $1.3 billion and (iii) the purchase of vehicles used primarily in our vehicle rental operations.

Liabilities under management and mortgage programs increased primarily due to the consolidation of Bishop's Gate and the Sierra entities and additional debt borrowings to support the growth in our portfolio of assets under management and mortgage programs, as discussed above (see "Liquidity and Capital Resources—Financial Obligations—Debt Related to Management and Mortgage Programs" for a detailed account of the change in debt related to management and mortgage programs).

The decrease in mandatorily redeemable preferred interest represents our prepayment of these securities in September 2003.

Stockholders' equity increased primarily due to (i) $884 million of net income generated during the nine months ended September 30, 2003 and (ii) $299 million related to the exercise of employee stock options. Such increases were partially offset by our repurchase of $710 million (46 million shares) in CD common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available credit and securitization facilities, each of which is discussed below.

Cash Flows
At September 30, 2003, we had approximately $1.0 billion of cash on hand, an increase of $878 million from $126 million at December 31, 2002. The following table summarizes such increase:

	Nine Months Ended September 30,
	2003	2002		Change
Cash provided by (used in):
Operating activities	$3,425	$363	(a)	$3,062
Investing activities	(2,604)	(1,001	)(b)	(1,603)
Financing activities	67	(1,185)		1,252
Effects of exchange rate changes	(10)	12		(22)
Cash provided by discontinued operations	—	74		(74)
Net change in cash and cash equivalents	$878	$(1,737)		$2,615

(a)
Includes (i) the 2002 application of $1.41 billion of payments made to the stockholder litigation settlement trust in 2001 to extinguish a portion of the principal stockholder litigation settlement liability and (ii) $1.44 billion of payments made during 2002 to extinguish a portion of the principal stockholder litigation settlement liability.
(b)
Includes $1.41 billion of proceeds from the principal stockholder litigation settlement trust, which were used during the same period to extinguish a portion of the principal stockholder litigation settlement liability, as discussed in (a) above.

During the nine months ended September 30, 2003, we generated approximately $3.1 billion more cash from operating activities as compared to the nine months ended September 30, 2002. This change principally reflects the completion of our funding the principal stockholder litigation settlement liability in 2002, as noted in the table above. Excluding the effects of the principal stockholder litigation settlement funding, net cash provided by operating activities increased by $212 million. Such change primarily represents (i) stronger operating results, (ii) better management of our working capital and (iii) proceeds received from the termination of fair value hedges of corporate debt instruments (we subsequently reset these hedge positions to create a desired balance between our floating rate debt and floating rate assets). These increases were partially offset by the operating activities of our management and mortgage programs which produced a net cash outflow resulting from timing differences between the origination of mortgage loans and the receipt of proceeds from the sale of such loans.

During the nine months ended September 30, 2003, we used approximately $1.6 billion more cash in investing activities as compared to the nine months ended September 30, 2002. This change principally reflects the absence in 2003 of (i) $1.41 billion of proceeds received in 2002 from the stockholder litigation settlement trust, which represented funds that we deposited to the trust in 2001 that were then used in 2002 to fund the stockholder litigation settlement liability, as discussed above, and (ii) $1.2 billion in net proceeds received from the May 2002 sale of our car parking facility business. Excluding these amounts, we used $982 million less cash for investing activities during 2003 as compared to the same period in 2002. This decrease primarily reflects our decision to significantly curtail acquisitions, as evidenced by an almost $800 million reduction in cash used for this purpose. Also contributing to this change are aggregate proceeds of $97 million received in 2003 on the sale of assets, specifically our investment in Entertainment Publications, Inc. ($33 million) and the sale/leaseback of two of our facilities ($64 million). We also increased our capital expenditures in 2003 by

$74 million to support operational growth and businesses acquired in 2002, and to enhance marketing opportunities and develop operating efficiencies through technological improvements. We continue to anticipate aggregate capital expenditure investments for 2003 to be in the range of $450 million to $480 million. The investing activities of our management and mortgage programs remained relatively flat period-over-period.

During the nine months ended September 30, 2003, we generated $67 million of net cash from financing activities as compared to using approximately $1.2 billion of net cash during the comparable period in 2002. While we benefited from approximately $2.6 billion of proceeds received during 2003 on the issuance of fixed-rate debt, this cash was deployed primarily to increase debt repayments by approximately $1.8 billion and to increase share repurchases period-over-period. These actions demonstrate our dedication to strengthening our financial position. Further contributing to this change is an increase of $844 million in the cash provided by the financing activities of our management and mortgage programs primarily resulting from greater borrowings in 2003 to support the purchase of vehicles used in our vehicle rental operations. See "Liquidity and Capital Resources—Financial Obligations" for a detailed discussion of financing activities during the nine months ended September 30, 2003.

Throughout the remainder of 2003, we intend to continue to demonstrate our commitment to improve our balance sheet by reducing corporate indebtedness and repurchasing outstanding shares of our common stock. We currently expect to use $229 million of cash in December 2003 to retire our 7 3/4% notes. Additionally, management currently intends to use cash to redeem our zero coupon senior convertible contingent notes and zero coupon convertible debentures on or subsequent to their call dates (February 2004 and May 2004, respectively); however, holders of these instruments may convert them into shares of our common stock if the price of such stock exceeds the stipulated thresholds or upon the exercise of our call provisions. We also intend to begin paying a quarterly cash dividend in 2004 (starting at seven cents per share). While we expect to use approximately $280 million of cash to pay this dividend in 2004, we anticipate increasing the dividend over time as our earnings and cash flow grow.

Financial Obligations
At September 30, 2003, we had approximately $23.3 billion of indebtedness (including corporate indebtedness of $5.4 billion, Upper DECS of $863 million and debt under management and mortgage programs of $17.0 billion).

Corporate Indebtedness
Corporate indebtedness consisted of:

	Earliest Mandatory Redemption Date	Final Maturity Date	September 30, 2003	December 31, 2002	Change
Term notes:
7 3/4% notes	December 2003	December 2003	$229	$966	$(737)
6 7/8% notes	August 2006	August 2006	849	849	—
6 1/4% notes(a)	January 2008	January 2008	796	—	796
11% senior subordinated notes	May 2009	May 2009	337	530	(193)
6 1/4% notes(b)	March 2010	March 2010	348	—	348
7 3/8% notes(a)	January 2013	January 2013	1,190	—	1,190
7 1/8% notes(b)	March 2015	March 2015	250	—	250
Contingently convertible debt securities:
Zero coupon senior convertible contingent notes	February 2004	February 2021	428	420	8
Zero coupon convertible debentures	May 2004	May 2021	7	857	(850)
3 7/8% convertible senior debentures	November 2004	November 2011	804	1,200	(396)
Other:
Revolver borrowings		December 2005	—	600	(600)
Net hedging gains(c)			80	89	(9)
Other			101	90	11

			5,419	5,601	(182)
Mandatorily redeemable preferred interest in a subsidiary			—	375	(375)
Upper DECS			863	863	—

			$6,282	$6,839	$(557)

(a)
These notes, issued in January 2003, are senior unsecured obligations and rank equally in right of payment with all our existing and future unsecured senior indebtedness.
(b)
These notes, issued in March 2003, are senior unsecured obligations and rank equally in right of payment with all our existing and future unsecured senior indebtedness.
(c)
As of September 30, 2003, the balance represents $213 million of realized gains resulting from the termination of fair value hedges, which we will amortize to reduce future interest expense. These hedge positions were reset to create a desired balance between our floating rate debt and floating rate assets. Partially offsetting the gains of $213 million are mark to market adjustments of $133 million on these new fair value interest rate hedges.

48

The change in our total corporate debt reflects the issuance of $2.6 billion in notes with maturity dates ranging from five to twelve years, the proceeds of which were primarily used to repurchase debt with nearer-term maturities or mandatory redemption provisions. Through third quarter 2003, we have repurchased/repaid approximately $3.2 billion of our outstanding corporate debt, $1.6 billion of which was scheduled to mature or potentially become due in 2003 (7 3/4% notes and zero coupon convertible debentures) and $396 million of which was scheduled to potentially become due in November 2004 (3 7/8% convertible senior debentures). Through these repurchases, we have not only eliminated a significant liquidity need, we have also removed 49.7 million shares of potential dilution from our future earnings per share. The number of shares of common stock potentially issuable for each of our contingently convertible debt securities is detailed below (in millions):

	September 30, 2003	December 31, 2002	Change
Zero coupon convertible debentures	0.3	33.5	(33.2)
Zero coupon senior convertible contingent notes	22.0	22.0	—
3 7/8% convertible senior debentures	33.4	49.9	(16.5)

	55.7	105.4	(49.7)

Debt Under Management and Mortgage Programs
The following table summarizes the components of our debt under management and mortgage programs:

	September 30, 2003	December 31, 2002	Change
Asset-Backed Debt:
Vehicle rental program(a)	$6,562	$6,082	$480
Vehicle management program(b)	3,069	3,058	11
Mortgage program
Bishop's Gate(c)	3,098	—	3,098
Other	500	871	(371)
Timeshare program
Sierra(d)	717	—	717
Other(e)	340	145	195
Relocation program	—	80	(80)

	14,286	10,236	4,050

Unsecured Debt:
Term notes(f)	1,943	1,421	522
Commercial paper	590	866	(276)
Bank loans	42	107	(65)
Other	182	117	65

	2,757	2,511	246

Total debt under management and mortgage programs	$17,043	$12,747	$4,296

(a)
The change in the balance at September 30, 2003 principally reflects an increase in outstanding term notes at various interest rates. At September 30, 2003, approximately $5.3 billion of asset-backed term notes were included in outstanding borrowings.
(b)
At September 30, 2003, approximately $2.6 billion of asset-backed term notes were included in outstanding borrowings.

(c)
As of December 31, 2002, Bishop's Gate had $2.5 billion of indebtedness, which was not recorded on our Consolidated Condensed Balance Sheet as Bishop's Gate was not consolidated on such date. See Note 8 to our Consolidated Condensed Financial Statements for more detailed information regarding Bishop's Gate.
(d)
As of December 31, 2002, the Sierra entities had $550 million of debt outstanding, which was not recorded on our Consolidated Condensed Balance Sheet as these entities were not consolidated on such date. See Note 8 to our Consolidated Condensed Financial Statements for more detailed information regarding the Sierra entities.
(e)
The change in the balance at September 30, 2003 primarily reflects the borrowing of $219 million under a timeshare financing agreement.
(f)
The change in the balance at September 30, 2003 principally reflects (i) the issuance of $400 million of 6% term notes due March 2008, (ii) the issuance of $600 million of 7 1/8% term notes due March 2013, (iii) the issuance of $187 million of term notes with various interest rates and maturity dates and (iv) the February 2003 repayment of $650 million of 8 1/8% term notes.

The following table provides the contractual maturities for our debt under management and mortgage programs at September 30, 2003 (except for notes issued under our vehicle management and Sierra timeshare programs, where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management and mortgage programs and for which appropriate estimates have been used):

	Unsecured(*)	Asset-Backed	Total
Within 1 year	$224	$4,437	$4,661
Between 1 and 2 years	823	2,835	3,658
Between 2 and 3 years	6	3,295	3,301
Between 3 and 4 years	187	1,384	1,571
Between 4 and 5 years	430	1,177	1,607
Thereafter	1,087	1,158	2,245

	$2,757	$14,286	$17,043

(*)
Unsecured commercial paper borrowings of $590 million are assumed to be repaid with borrowings under our PHH subsidiary's committed credit facilities, which expire in February 2005, as such amount is fully supported by these committed credit facilities, which are detailed below.

Subsequent to September 30, 2003, we issued $500 million of term notes under our vehicle rental program. Approximately $200 million of such notes mature in December 2006 and bear interest at a fixed rate of 2.78% and approximately $300 million of such notes mature in December 2008 and bear interest at a floating rate of LIBOR plus 38 basis points.

AVAILABLE FUNDING ARRANGEMENTS AND COMMITTED CREDIT FACILITIES
At September 30, 2003, we had approximately $5.0 billion of available funding arrangements and credit facilities (comprised of approximately $1.7 billion of availability at the corporate level and approximately $3.3 billion available for use in our management and mortgage programs). As of September 30, 2003, the committed credit facilities at the corporate level consisted of:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued and Outstanding(a)	Available Capacity(b)
Maturing in December 2005	$2,900	$—	$1,202	$1,698

(a)
Issued primarily as credit enhancements to provide additional collateralization for our vehicle rental financing arrangements.

(b)
Includes $548 million of capacity to issue additional letters of credit.

Available funding under our asset-backed debt programs and committed credit facilities related to our management and mortgage programs as of September 30, 2003 consisted of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements(a)
Vehicle rental program	$7,714	$6,562	$1,152
Vehicle management program	3,599	3,069	530
Mortgage program
Bishop's Gate	3,176	3,098	78
Other	500	500	—
Timeshare program
Sierra	834	717	117
Other	425	340	85
Relocation program	100	—	100

	16,348	14,286	2,062

Committed Credit Facilities(b)
Maturing in February 2005(c)	500	—	500
Maturing in February 2005	750	—	750

	1,250	—	1,250

	$17,598	$14,286	$3,312

(a)
Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)
These committed credit facilities were entered into by and are for the exclusive use of our PHH subsidiary.
(c)
On July 3, 2003, we amended the terms of this facility, which reduced the capacity to $500 million and extended the maturity date to February 2005.

In addition to these on-balance sheet facilities, we also utilize Apple Ridge Funding Corporation, a bankruptcy remote qualifying special purpose entity ("QSPE") to securitize relocation receivables and, prior to the establishment of the Sierra entities, we utilized multiple bankruptcy remote QSPEs to securitize timeshare receivables (we no longer sell receivables to these QSPEs). As these entities are QSPEs and precluded from consolidation pursuant to generally accepted accounting principles, the debt issued by these entities and the collateralizing assets, which we service, are not reflected on our Consolidated Condensed Balance Sheets. The assets of these QSPEs are not available to pay our obligations. Additionally, the creditors of these QSPEs have no recourse to our credit. However, we have made representations and warranties customary for securitization transactions, including eligibility characteristics of the receivables and servicing responsibilities, in connection with the securitization of these assets. The following table provides detailed information for these off-balance sheet QSPEs:

	Assets Serviced(a)	Maximum Funding Capacity	Debt Issued(b)	Maximum Available Capacity(c)
Apple Ridge	$512	$500	$400	$100
Timeshare QSPEs	426	372	372	—

(a)
Does not include cash of $14 million and $34 million at Apple Ridge and the timeshare QSPEs, respectively.
(b)
Primarily represents term notes.

(c)
Subject to maintaining sufficient assets to collateralize debt.

As of September 30, 2003, we also had $400 million of availability for public debt or equity issuances under a shelf registration statement and our PHH subsidiary had an additional $874 million of availability for public debt issuances under a shelf registration statement.

TRILEGIANT CORPORATION
Trilegiant operates membership-based clubs and programs and other incentive-based programs through an outsourcing arrangement with Cendant. Pursuant to such arrangement, Cendant retained substantially all of the assets and liabilities of its existing membership business and licensed Trilegiant the right to market products to new members utilizing its intellectual property. Accordingly, Cendant continues to collect membership fees from, and is obligated to provide membership benefits to, members of its individual membership business that existed as of July 2, 2001 (referred to as "existing members"), including their renewals, and Trilegiant provides fulfillment services for these members in exchange for a servicing fee paid by Cendant. Furthermore, Trilegiant collects the membership fees from, and is obligated to provide membership benefits to, any members who joined the membership-based clubs and programs and all other incentive programs subsequent to July 2, 2001 (referred to as "new members") and recognizes the related revenue and expenses. Similar to Cendant's franchise businesses, Cendant receives a royalty from Trilegiant on all future revenue generated by the new members.

As previously discussed, we consolidated Trilegiant on July 1, 2003 in connection with FIN 46. Accordingly, Trilegiant has been included in our consolidated results of operations and cash flows since July 1, 2003. Although we are now recording Trilegiant's profits and losses in our consolidated results of operations, Cendant is not obligated to infuse capital or otherwise fund or cover any losses incurred by Trilegiant. Therefore, Cendant's maximum exposure to loss as a result of our involvement with Trilegiant is substantially limited to the advances and loans made to Trilegiant, as well as any receivables due from Trilegiant (collectively aggregating $112 million as of September 30, 2003), as such amounts may not be recoverable if Trilegiant were to cease operations.    The creditors of Trilegiant have no recourse to Cendant's credit and the assets of Trilegiant are not available to pay Cendant's obligations. Cendant does not manage or operationally control Trilegiant. As of September 30, 2003, Cendant's equity ownership interest in Trilegiant approximated 36% on a fully diluted basis; however, after giving consideration to the applicable stockholders agreement, Cendant's management believes that Cendant has the right to acquire an additional 7% ownership interest.

The consolidation of Trilegiant also resulted in a non-cash charge of $293 million ($0.28 per diluted share) recorded on July 1, 2003 as a cumulative effect of accounting change. Summarized financial data regarding the impact of consolidating Trilegiant on July 1, 2003 and the impact of transactions between Cendant and Trilegiant prior to consolidation is presented in Note 11 to our Consolidated Condensed Financial Statements.

LIQUIDITY RISK
Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate. Additionally, our liquidity as it relates to both management and mortgage programs could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs, (ii) the impairment of our ability to access the principal financing program for our vehicle rental subsidiaries if General Motors Corporation or Ford Motor Company should not be able to honor its obligations to repurchase a substantial number of our vehicles and (iii) our inability to access the secondary market for mortgage loans or certain of our securitization facilities and our inability to act as servicer thereto, which could occur in the event that our or PHH's credit ratings are downgraded below investment grade and, in certain circumstances, where we or PHH fail to meet certain financial ratios. Further, access to our credit facilities may be limited if we were to fail to meet certain financial ratios. We do not believe that our or PHH's credit ratings are likely to fall below investment grade. Additionally, we monitor the maintenance of required financial ratios and, as of September 30, 2003, we were in compliance with all covenants under our credit and securitization facilities. Currently our credit ratings are as follows:

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

CONTRACTUAL OBLIGATIONS
As of September 30, 2003, our future contractual obligations have not changed significantly from the amounts reported within our 2002 Annual Report on Form 10-K. Any changes to our obligations related to corporate indebtedness and debt under management and mortgage programs are presented above within the section entitled "Financial Obligations" herein and also within Notes 7, 8 and 10 to our Consolidated Condensed Financial Statements.

ACCOUNTING POLICIES
The majority of our businesses operate in environments where we are paid a fee for a service performed. Therefore, the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section entitled "Critical Accounting Policies" of our 2002 Annual Report on Form 10-K are the accounting policies that we believe require subjective and/or complex judgments that could potentially affect reported results (mortgage servicing rights, retained interests from securitizations, financial instruments and goodwill and other intangible assets). There have not been any significant changes to those accounting policies or to our assessment of which accounting policies we would consider to be critical accounting policies with the exception of our current application of FIN 46 to specific entities as discussed in Note 1 to our Consolidated Condensed Financial Statements. From time to time, we evaluate the estimates used in recording goodwill in connection with the acquisition of a business. In certain circumstances, those estimates may be based upon preliminary or outdated information. Accordingly, the allocation to goodwill is subject to revision when we receive new information. Revisions to the estimates are recorded as further adjustments to goodwill or within the Consolidated Condensed Statements of Income, as appropriate.

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

In addition, on January 1, 2003, we adopted the following standards as a result of the issuance of new accounting pronouncements by the Financial Accounting Standards Board ("FASB") in 2002:

  •
  SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"

  •
  SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"

  •
  FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." As of September 30, 2003, we have applied the provisions of this Interpretation for all transactions initiated subsequent to January 31, 2003 (including the Sierra entities) and also to Bishop's Gate and Trilegiant. We are currently assessing the application of this Interpretation to other entities and are awaiting the additional clarification that the FASB is expected to provide prior to December 31, 2003.

During 2003, the FASB also issued the following literature, which we have adopted as of July 1, 2003:

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

Item 3. Quantitative And Qualitative Disclosures About Market Risks

As previously discussed in our 2002 Annual Report on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used September 30, 2003 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

  See Exhibit Index

(b)    Reports on Form 8-K

  On July 22, 2003, we filed a current report on Form 8-K to report under Item 12 our second quarter 2003 financial results.

  On September 3, 2003, we filed a current report on Form 8-K to report under Item 5 that (i) our Board of Directors had authorized an increase in our share repurchase program equal to $500 million plus the proceeds from stock option exercises, (ii) Virginia M. Wilson has joined Cendant as Executive Vice President and Chief Accounting Officer and (iii) Tobia Ippolito, previously Cendant's Chief Accounting Officer, has been named Chief Financial Officer of Cendant Car Rental Group.

  On September 30, 2003, we filed a current report on Form 8-K to report under Item 5 certain management changes.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENDANT CORPORATION
/s/ RONALD L. NELSON Ronald L. Nelson Chief Financial Officer
/s/ VIRGINIA M. WILSON Virginia M. Wilson Executive Vice President and Chief Accounting Officer

Date: November 6, 2003

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
10.1
First amendment, dated as of June 26, 2003, to the Three Year Competitive Advance and Revolving Credit Agreement dated as of December 10, 2002, among Cendant Corporation and the financial institutions parties thereto.
10.2
Fourth Amendment to Master Indenture and Servicing Agreement, Series 2002-1 Supplement dated as of October 14, 2003 among Sierra Receivables Funding Company, LLC, Fairfield Acceptance Corporation — Nevada and Wachovia Bank, National Association, as Trustee and as Collateral Agent.
10.3
Second Amendment, dated as of October 29, 2003, to the Three Year Competitive Advance and Revolving Credit Agreement dated as of December 10, 2002, among Cendant Corporation and the financial institutions parties thereto.
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Cendant Corporation and Subsidiaries Table of Contents
FORWARD-LOOKING STATEMENTS
INDEPENDENT ACCOUNTANTS' REPORT
Cendant Corporation and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF INCOME (In millions, except per share data)
Cendant Corporation and Subsidiaries CONSOLIDATED CONDENSED BALANCE SHEETS (In millions, except share data)
Cendant Corporation and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In millions)
Cendant Corporation and Subsidiaries NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in millions, except per share amounts)
RESULTS OF OPERATIONS
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
SIGNATURES
Exhibit Index