Form 10-K
period 2003-12-31
CENDANT CORP
filed 2004-03-01
CIK 723612

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NO. 1-10308

CENDANT CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	06-0918165 (I.R.S. Employer Identification Number)
9 WEST 57TH STREET NEW YORK, NY (Address of principal executive office)	10019 (Zip Code)
212-413-1800 (Registrant's telephone number, including area code) SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
CD Common Stock, Par Value $.01 Upper DECS(sm)	New York Stock Exchange New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☒          No ☐

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant on June 30, 2003 was $18,409,344,533.20. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

The number of shares outstanding of the Registrant's common stock was 1,007,659,616 as of January 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement to be mailed to stockholders in connection with our annual stockholders meeting held on April 20, 2004 (the "Annual Proxy Statement") are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

Item	Description	Page
	PART I
1	Business	3
2	Properties	36
3	Legal Proceedings	38
4	Submission of Matters to a Vote of Security Holders	40
	PART II
5	Market for the Registrant's Common Equity and Related Stockholders Matters	41
6	Selected Financial Data	42
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	44
7A	Quantitative and Qualitative Disclosures about Market Risk	70
8	Financial Statements and Supplementary Data	71
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71
9A	Controls and Procedures	72
	PART III
10	Directors and Executive Officers of the Registrant	72
11	Executive Compensation	72
12	Security Ownership of Certain Beneficial Owners and Management	72
13	Certain Relationships and Related Transactions	75
14	Principal Accounting Fees and Services	75
	PART IV
15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	75
	Signatures

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

  •
  in relation to our management and mortgage programs, (i) the deterioration in the performance of the underlying assets of such programs and (ii) our inability to access the secondary market for mortgage loans and to act as servicer thereto, which could occur in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios;

  •
  competitive and pricing pressures in the travel industry, including the car rental and global distribution services industries;

  •
  changes in the vehicle manufacturer repurchase arrangements in our Avis and Budget car rental business or changes in the credit quality of such vehicle manufacturers;

  •
  filing of bankruptcy by, or the loss of business, of any of our significant customers, including our airline customers, and the ultimate disposition of UAL Corporation's bankruptcy reorganization; and

  •
  changes in laws and regulations, including changes in accounting standards, global distribution services rules, telemarketing and timeshare sales regulations, mortgage and real estate related regulations, state, federal and international tax laws and privacy policy regulation.

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

We are one of the foremost providers of travel and real estate services in the world. Our businesses provide consumer and business services primarily in the travel and real estate services industries, which are intended to complement one another and create cross-marketing opportunities both within and among our following five business segments:

  •
  Our Real Estate Services segment franchises the real estate brokerage businesses of the CENTURY 21, Coldwell Banker, Coldwell Banker Commercial and ERA brands; provides real estate brokerage services under our Coldwell Banker, ERA, Corcoran Group and Sotheby's International Realty (as of February 17, 2004) brands through NRT Incorporated; provides home buyers with mortgages through Cendant Mortgage Corporation; provides settlement services, including, title insurance, appraisal review and closing services through Cendant Settlement Services Group, Inc.; and assists in employee relocations through Cendant Mobility Services Corporation.

  •
  Our Hospitality Services segment operates the Days Inn, Ramada (in the United States and Canada), Super 8 Motel, Howard Johnson, Wingate Inn, Knights Inn, Travelodge (in North America), Villager Group and AmeriHost Inn lodging franchise systems; facilitates the sale and development of vacation ownership interests through Fairfield Resorts, Inc. and Trendwest Resorts, Inc.; facilitates the exchange of vacation ownership interests through Resort Condominiums International, LLC; and markets vacation rental properties in Europe through our subsidiaries Holiday Cottages Group Limited, Cuendet S.p.A., Welcome Holidays Limited, Novasol A/S and the International Life Leisure Group Limited.

  •
  Our Travel Distribution Services segment provides travel content and transaction processing services through our Galileo International, Inc., THOR, Inc., Travelwire A/S, Travel 2 Limited, Travel 4 Limited, Cendant Travel, Inc., Neat Group Corporation, S.D. Shepherd Systems, Travelport Corporate Solutions, Inc., TRUST International Hotel Reservation Services GmbH and WizCom International, Inc. subsidiaries and our CheapTickets.com and Lodging.com web sites.

  •
  Our Vehicle Services segment operates and franchises our Avis and Budget vehicle rental businesses; and provides commercial fleet management and fuel card services to corporate clients and government agencies through PHH Vehicle Management Services LLC (d/b/a PHH Arval) and Wright Express LLC.

  •
  Our Financial Services segment provides enhancement packages to financial institutions and insurance-based products to consumers through Progeny Marketing Innovations Inc.; provides loyalty solutions to businesses through Cims Ltd.; operates and franchises tax preparation services through Jackson Hewitt Inc.; and provides a variety of membership programs offering discounted products and services to consumers through our Trilegiant Corporation subsidiary.

* * *

We focus on organic growth and from time to time may augment such growth through the select acquisition of (or possible joint venture with) complementary businesses primarily in the real estate and travel services industries. We expect to fund the purchase price of any such acquisition with cash on hand or borrowings under our credit lines. No assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. In addition, we continually review and evaluate our portfolio of existing businesses to determine if they continue to meet our business objectives. As part of our ongoing evaluation of such businesses, we intend from time to time to explore and conduct discussions with regard to joint ventures, divestitures and related corporate transactions. However, we can give no assurance with respect to the magnitude, timing, likelihood or financial or business effect of any possible transaction. We also cannot predict whether any divestitures or other transactions will be consummated or, if consummated, will result in a financial or other benefit to us. We intend to use a portion of the proceeds from any such dispositions and cash from operations to retire indebtedness, repurchase our common stock, make acquisitions and for other general corporate purposes.

We were created through a merger with HFS Incorporated in December 1997 with the resultant corporation being renamed Cendant Corporation. Our principal executive office is located at 9 West 57th Street, New York, New York 10019 (telephone number: (212) 413-1800). We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Exchange Commission (the "Commission") and certain of our officers and directors file statements of changes in beneficial ownership on Form 4 with the Commission. Such reports, proxy statements and other information and such Form 4s can be accessed on our web site at www.cendant.com. A copy of our Codes of Conduct and Ethics, as defined under Item 406 of Regulation S-K, including any amendments thereto or waivers thereof, Corporate Governance Guidelines, Director Independence Criteria and Board Committee Charters can also be accessed on our web site. We will provide, at no cost, a copy of our Codes of Conduct and Ethics, Corporate Governance Guidelines and Board Committee Charters upon request by phone or in writing at the above phone number or address, attention: Investor Relations.

SEGMENTS

REAL ESTATE SERVICES SEGMENT (37%, 33% and 22% of revenue for 2003, 2002 and 2001, respectively)

Real Estate Franchise Business (4%, 5% and 7% of revenue for 2003, 2002 and 2001, respectively)

Our Real Estate Franchise Business is the world's largest real estate brokerage franchisor and was involved in approximately one in four single-family home purchase or sale transactions in the United States in 2003. We franchise real estate brokerage businesses under the following franchise systems:

  •
  CENTURY 21, the world's largest residential real estate brokerage franchisor, with approximately 6,600 franchise offices and approximately 119,000 sales agents located in 37 countries and territories;

  •
  Coldwell Banker, one of the world's leading brands for the sale of million-dollar-plus homes and one of the largest residential real estate brokerage franchisors, with approximately 3,500 offices in the United States, Canada and 26 other countries and territories and approximately 113,000 sales agents;

  •
  ERA, a leading residential real estate brokerage franchisor, with approximately 2,500 offices, and more than 29,000 sales agents located in 31 countries and territories; and

  •
  Coldwell Banker Commercial, a leading commercial real estate brokerage franchisor with approximately 100 franchise offices, and approximately 800 sales agents in the United States.

Through NRT, we own and operate approximately 920 of the Coldwell Banker, ERA and Coldwell Banker Commercial offices referred to above. NRT pays intercompany royalty and marketing fees to our Real Estate Franchise Business in connection with its operation of these offices.

Royalty and marketing fees on commissions from real estate transactions are the primary component of revenue for our Real Estate Franchise Business. Our franchise contracts generally have a term of ten years. We also offer service providers an opportunity to market their products to our brokers through our

Preferred Alliance Program. To participate in this program, service providers generally pay us an up-front fee, commissions or both.

On February 17, 2004, we obtained the rights to create a Sotheby's International Realty franchise system pursuant to a license agreement with Sotheby's Holdings, Inc. Such license agreement has a 100-year term, which consists of an initial 50-year term and a 50-year renewal option, whereby we will pay a licensing fee to Sotheby's Holdings for the use of the Sotheby's International Realty name. In connection with such transaction, we also acquired the domestic residential real estate brokerage operations of Sotheby's. The franchise system will be operated by our Real Estate Franchise Business and the company-owned residential real estate brokerage operations will be operated by NRT Incorporated.

Each of our brands has a consumer web site that offers real estate listings, contacts and services. century21.com, coldwellbanker.com, coldwellbankercommercial.com, sothebysrealty.com and era.com are the official web sites for the CENTURY 21, Coldwell Banker, Coldwell Banker Commercial, Sotheby's International Realty and ERA real estate franchise systems, respectively. In addition, listings of our CENTURY 21, Coldwell Banker and ERA brands are available through the Realtor.com web site.

Growth.    Our primary objectives are to sell new franchises, renew existing franchises and, most importantly, provide world-class service and support to our franchisee real estate brokers in a way that enables them to increase their profitability. We support our franchisees with dedicated national marketing programs, technology, training and education.

Our strategies for growth include the continued expansion of our franchise systems through additional franchise sales; facilitating mergers and acquisitions by our franchisees; recruitment of real estate agents; additional revenue generation through referrals to our other real estate-related businesses and our Preferred Alliance program; and international expansion.

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

The ability of our real estate brokerage franchisees to compete in this industry is important to our prospects for growth. The ability of an individual franchisee to compete may be affected by the location and real estate agent service quality of its office, the number of competing offices in the vicinity, its affiliation with a recognized brand name, community reputation and other factors. A franchisee's success may also be affected by general, regional and local economic conditions. The potential negative effect of these conditions on our results of operations is generally reduced by virtue of the diverse geographical locations of our franchisees. At December 31, 2003, our combined real estate franchise systems had approximately 8,200 brokerage offices in the United States and approximately 12,700 offices worldwide. The real estate franchise systems have offices in 62 countries and territories in North and South America, Europe, Asia, Africa and Australia.

Real Estate Brokerage Business (22% and 20% of revenue for 2003 and 2002, respectively)

As a result of our acquisition of NRT in 2002, we operate the largest residential real estate brokerage firm in the United States. We offer assistance with the sale and purchase of properties through approximately 985 full service real estate brokerage offices nationwide under the Coldwell Banker, ERA, Corcoran Group and Sotheby's International Realty (as of February 17, 2004) brand names. In addition, as a full service real estate brokerage offering one-stop shopping to consumers, we promote the services of Cendant Mortgage, Cendant Mobility, and Cendant Settlement Services Businesses.

Our Real Estate Brokerage Business derives revenue from sales commissions, which we receive at the closing of real estate transactions. Sales commissions usually range from 5% to 7% of the sales price. In transactions in which we act as broker on one side of a transaction (either the buying side or the selling side) and a third-party is acting as broker on the other side of the transaction, we typically must share half of the sales commission with the other broker. Sales associates generally receive between 50% and 80% of such commissions. NRT pays intercompany royalty and marketing fees to our Real Estate Franchise Business and such fees are not reflected in the percentage of revenue set forth above. During 2003, NRT represented approximately 38% of our Real Estate Franchise Business revenue.

Growth.    Our strategy is to grow both organically and through the acquisition of independent real estate brokerages. In 2003, we acquired 19 brokerages, none of which was material to Cendant. To grow organically, we seek to recruit and retain sales associates, continue to provide exceptional service in existing markets, and enter new markets. When we acquire a real estate brokerage, we typically convert it to one of our existing real estate brands, Coldwell Banker, Corcoran or ERA. We believe that approximately 80% of real estate brokerages are currently independent.

Competition.    The real estate brokerage industry is highly competitive, particularly in the metropolitan areas in which NRT operates. In addition, the industry has relatively low barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as internet-based listing services. Companies compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and brokerage commissions. NRT competes primarily with franchisees of local and regional real estate franchisors; franchisees of our brands and of other national real estate franchisors, such as the RE/MAX, GMAC Real Estate and Prudential real estate brokerage brands; regional independent real estate organizations, such as Weichert, Realtors and Long & Foster Real Estate; discount brokerages, such as Foxtons; web sites such as Lendingtree.com, and smaller niche companies competing in local areas.

Mortgage Business (6%, 3% and 9% of revenue for 2003, 2002 and 2001, respectively)

Cendant Mortgage is a centralized mortgage lender conducting business in all 50 states. We focus on retail mortgage originations in which we issue mortgages directly to consumers (including through our private label channel) as opposed to purchasing closed loans from third parties. We originate mortgage loans through three principal business channels: real estate brokers, financial institutions and relocation. In the real estate brokerage channel, we originate, sell and service residential first and second mortgage loans in the United States through Cendant Mortgage, Century 21 Mortgage, Coldwell Banker Mortgage and ERA Mortgage. This channel generated approximately 26% of our mortgages in 2003. We are a leading provider of private label mortgage originations where a financial institution outsources its mortgage origination functions to us. Our financial institutions, or "private label" channel, which includes outsourcing arrangements with Merrill Lynch Credit Corporation and marketing arrangements with American Express Membership Bank, among others, generated approximately 71% of our mortgages in 2003. The relocation channel offers mortgages to employees being relocated through Cendant Mobility and generated 3% of our mortgages in 2003. We generate revenue through our loan originations, private label services, mortgage sales and mortgage servicing.

As of September 30, 2003, Cendant Mortgage was a top four retail originator of residential purchase mortgages, the sixth largest retail originator of residential mortgages (including refinance and purchase) and the tenth largest overall residential mortgage originator in the United States. Our purchase mortgage volume has grown from approximately $1 billion in 1990 to approximately $35 billion in 2003. Our total mortgage volume for 2003 was $83.7 billion.

We derive our mortgages through the following methods:

  •
  a toll-free-number teleservices operation under programs for real estate organizations (Phone In, Move In), relocation clients and private label and marketing programs for financial institutions;

  •
  field sales professionals, generally located in real estate offices around the United States, who are equipped to obtain product information, quote interest rates and help customers prepare mortgage applications; and

  •
  purchasing closed loans from financial institutions.

Our teleservices operation, the Phone In, Move In program, was developed in 1997 and has been established nationwide. Our teleservices operation, together with our web interface, which contains educational materials, rate quotes and a mortgage application, accounted for approximately 68% of our originations in 2003. Our field sales professionals accounted for approximately 19% of our originations in 2003, and while not a primary focus of our business, the purchase of closed loans accounted for approximately 13% of our mortgage volume in 2003.

The following table sets forth the composition of our mortgage loan originations by product type for each of the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
Fixed rate	62.8%	55.9%	75.0%
Adjustable rate	37.2%	44.1%	25.0%

Total	100.0%	100.0%	100.0%

Conforming (*)	69.1%	63.1%	77.5%
Non-conforming	30.9%	36.9%	22.5%

Total	100.0%	100.0%	100.0%

(*)
Such percentage of mortgages that we typically have available for resale that conform to the standards of Fannie Mae Corp., the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.

Cendant Mortgage customarily sells all mortgages it originates to investors (which include a variety of institutional investors) generally within 60 days. Loans are typically sold as individual loans, mortgage-backed securities or participation certificates issued or guaranteed by Fannie Mae Corp., the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. We generally retain the mortgage servicing rights on loans we sell. Cendant Mortgage earns revenue from the sale of the mortgage loans to investors, as well as on the servicing of the loans for investors. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for payment of mortgage related expenses such as taxes and insurance, and administering our mortgage loan servicing portfolio.

The following table sets forth summary data of our mortgage servicing activities as of December 31:

	2003 (a)	2002 (a)	2001 (a)
Outstanding loans serviced ($ millions)	$136,427	$114,079	$97,205
Number of loans (units)	888,860	786,201	717,251
Average loan size	$153,485	$145,102	$135,525
Weighted average interest rate (%)	5.36%	6.17%	6.91%
Delinquent Mortgage Loans (b):
30 days	1.7%	2.0%	2.3%
60 days	0.3%	0.4%	0.5%
90 days or more	0.4%	0.4%	0.4%

Total delinquencies	2.4%	2.8%	3.2%

Foreclosures/Bankruptcies	0.7%	0.7%	0.7%
Major Geographical Concentrations (b):
California	10.9%	11.8%	11.9%
New Jersey	9.4%	7.4%	6.9%
New York	7.9%	6.4%	5.9%
Florida	7.1%	7.2%	6.7%
Texas	5.6%	6.1%	6.1%

(a)
Does not include home equity mortgages serviced by us.
(b)
As a percentage of unpaid principal balance of outstanding loans.

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

Competition.    Competition is based on service, quality, products and price. Cendant Mortgage's share of retail mortgage originations in the United States was 5.1% as of September 30, 2003. The mortgage industry is highly fragmented and, according to Inside Mortgage Finance, the industry leader, at September 30, 2003, reported approximately a 19% share in the United States. Competitive conditions can also be impacted by shifts in consumer preference for variable rate mortgages from fixed rate mortgages, depending upon the current interest rate market.

Settlement Services Business (3%, 2% and 1% of revenue for 2003, 2002 and 2001, respectively)

Our Cendant Settlement Services Business provides settlement services for both residential and commercial real estate transactions, including title insurance, appraisal review and closing services throughout the United States. More specifically:

  •
  We act in the capacity of a title agent and sell title insurance to property buyers and mortgage lenders. We issue title insurance policies on behalf of large national underwriters. This is accomplished through a centralized title agency licensed in 34 states, and through wholly and partially owned agency operations with physical locations in 14 states and Washington, D.C. We receive a commission on each policy sold and, absent our negligence, we are only typically liable for the first $5,000 of loss for such policies.

  •
  We manage a network of closing agents, some of whom are our employees, and attorneys to close loans and clear title defects.

  •
  We provide title and appraisal review services and manage a network of professional licensed appraisers.

  •
  We also provide property tax tracking services, flood zone determinations for properties and closing management services.

We derive revenue for this business through fees charged in real estate transactions for rendering the services described above. We provide many of these services in connection with our residential and commercial real estate brokerage, mortgage and relocation operations.

Growth.    We intend to grow our settlement services business through continued realization of the cross-selling opportunities presented by our other real estate, lodging and timeshare businesses. Additionally, we plan to expand our product offering and geographic coverage to capture additional business.

Competition.    The settlement services business is highly competitive and fragmented. The number and size of competing companies vary in the different areas in which we conduct business. Generally, in metropolitan and suburban localities, we compete with other title insurers, title agents and other vendor management companies. While we are an agent for some of the large insurers, we also compete with these underwriters through their owned agency operations. These national competitors include Fidelity National Title Insurance Company, Land America Title Insurance Company, Stewart Title Guaranty Company, First American Title Insurance Company and Old Republic Title Insurance Group. In addition, numerous agency operations and small underwriters provide competition on the local level.

Relocation Business (2%, 3% and 5% of revenue for 2003, 2002 and 2001, respectively)

Cendant Mobility is the largest provider of outsourced corporate employee relocation services in the United States and in 2003 assisted more than 111,000 affinity customers, transferring employees and global assignees, including over 25,000 transferring employees internationally in over 135 countries. We deliver services from facilities in the United States, England, Australia, Singapore and Hong Kong. In addition, we deliver services at client facilities.

We primarily offer corporate and government clients employee relocation services, such as:

  •
  home-sale assistance, including the evaluation, inspection, purchasing and/or selling of a transferee's home, the issuance of home equity advances to employees permitting them to purchase a new home before selling their current home (these advances are generally guaranteed by the corporate client), certain home management services and assistance in locating a new home;

  •
  expense processing, relocation policy counseling, relocation-related accounting, including international compensation administration, and other consulting services;

  •
  arranging household goods moving services, with over 60,000 domestic and international shipments annually, providing support for all aspects of moving an employee's household goods, including the handling of insurance and claim assistance, invoice auditing and quality control of van line, driver and overall service;

  •
  visa and immigration support, intercultural and language training and expatriation/repatriation counseling and destination services; and

  •
  group move management services providing coordination for moves involving a large number of employees over a short period of time.

The wide range of our services allows clients to outsource their entire relocation programs to us.

Clients pay a fee for the services performed and/or permit Cendant Mobility to retain referral fees collected from brokers. We also receive commissions or referral fees from third-party service providers, such as van lines. The majority of our clients pay interest on home equity advances and reimburse all costs associated with our services, including, if necessary, repayment of home equity advances and reimbursement of losses on the sale of homes purchased. This limits our exposure on such items to the credit risk of our corporate clients rather than to the potential changes in value of residential real estate. We believe such risk is minimal due to the credit quality of our corporate clients. Net credit losses as a percentage of the average balance of relocation receivables serviced has been less than 0.25% in each of the last five years. In addition, the average holding period for U.S. homes we purchased in 2003 on behalf of our clients was 44 days. In transactions where we assume the risk for losses on the sale of homes (primarily U.S. Federal government agency clients), which comprise less than 4% of net revenue for our Relocation Business, we control all facets of the resale process, thereby limiting our exposure.

About 5% of our relocation revenue is derived from our affinity services, which provide real estate and relocation services, including home buying and selling assistance, as well as mortgage assistance and moving services, to organizations such as insurance and airline companies that have established members. Often these organizations offer our affinity services to their members at no cost. This service helps the organizations attract new members and retain current members. Personal assistance is provided to over 60,000 individuals, with approximately 27,000 real estate transactions annually. In addition, we derive about 6% of our relocation revenue from referrals within our real estate broker network.

Growth.    Our strategy is to grow our global Relocation Business by generating business from corporations and U.S. Federal government agencies seeking to outsource their relocation function due to downsizing, cost containment initiatives and increased need for expense tracking. This strategy includes bringing innovative products and services to the market and expanding our business as a lower cost provider by focusing on operational improvements and collecting fees from our supplier partners to whom we refer business. We also seek to grow our affinity services business by increasing the number of accounts, as well as through higher penetration of existing accounts.

Competition.    Competition is based on service, quality and price. We are the largest provider of outsourced relocation services in the United States and a leader in the United Kingdom, Australia and Southeast Asia. In the United States, we compete with in-house relocation solutions and with numerous providers of outsourced relocation services, the largest of which is Prudential Relocation Management. Internationally, we compete with in-house solutions, local relocation providers and international accounting firms.

Real Estate Services Seasonality

The principal sources of revenue for our Real Estate Franchise, Real Estate Brokerage, Mortgage and Settlement Services Businesses are based upon the timing of residential real estate sales, which are generally lower in the first calendar quarter each year. The principal sources of revenue for our Relocation Business are based upon the timing of transferee moves, which are generally lower in the first and last quarters of each year.

Real Estate Services Trademarks and Intellectual Property

The trademarks "CENTURY 21," "Coldwell Banker," "Coldwell Banker Commercial," "ERA," "Corcoran," "Sotheby's International Realty" (as of February 17, 2004), "Cendant Mobility," and "Cendant Mortgage" and related trademarks and logos are material to our Real Estate Franchise, Relocation and Mortgage Businesses, respectively. Our franchisees and subsidiaries in our Real Estate Services segment actively use these marks and all of the material marks are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where these businesses have significant operations and are owned by us. We license the Sotheby's International Realty mark from SPTC, Inc., a subsidiary of Sotheby's Holdings, Inc.

Real Estate Services Employees

The businesses that make up our Real Estate Services segment employed approximately 19,900 people as of December 31, 2003.

HOSPITALITY SERVICES SEGMENT (14%, 16% and 18% of revenue for 2003, 2002 and 2001, respectively)

Lodging Franchise Business (2%, 3% and 5% of revenue for 2003, 2002 and 2001, respectively)

We are the world's largest hotel franchisor, operating nine lodging franchise systems.

The lodging industry can be divided into four broad sectors based on price and services: upper upscale, with room rates above $110 per night; upscale, with room rates between $80 and $110 per night; middle market, with room rates generally between $55 and $79 per night; and economy, with room rates generally less than $55 per night. The following is a summary description of our lodging franchise systems properties that are open and operating as of December 31, 2003, including the average occupancy rate, average room rate and total room revenue divided by total available rooms for each property, in each case for 2003. We do not own or operate hotel properties.

Information regarding such properties is derived from information we receive from our franchisees.

Brand	Primary Domestic Sector Served	Avg. Rooms Per Property	# of Properties	# of Rooms	Location*	Average Occupancy Rate	Average Room Rate	Total Room Revenue/ Available Rooms
AmeriHost	Middle Market	69	103	7,077	U.S. and International(1)	58.3%	$57.16	$33.30
Days Inn	Upper Economy	84	1,892	157,995	U.S. and International(2)	47.6%	$53.53	$25.49
Howard Johnson	Middle Market	95	471	44,971	U.S. and International(3)	46.2%	$57.07	$26.39
Knights Inn	Lower Economy	77	203	15,723	U.S. and International(4)	42.6%	$37.03	$15.76
Ramada	Middle Market	116	905	104,636	U.S. and International(5)	45.2%	$59.88	$27.08
Super 8 Motel	Economy	61	2,086	126,421	U.S. and International(6)	53.2%	$48.38	$25.76
Travelodge	Upper Economy Lower Economy	78	535	41,505	U.S. and International(7)	42.8%	$51.10	$21.87
Villager	Lower Economy	107	71	7,613	U.S. and International(8)	42.5%	$32.77	$13.92
Wingate Inn	Upper Middle Market	94	133	12,494	U.S. and International(9)	58.6%	$72.88	$42.73

Total			6,399	518,435	Total Average:			$25.74

*
Description of rights owned or licensed.
(1)
One property located in Canada.
(2)
77 properties located in Canada and 57 properties located in Argentina, China, Egypt, England, India, Ireland, Italy, Jordan, Mexico, Philippines, South Africa and Uruguay.
(3)
54 properties located in Canada, and 41 properties located in Argentina, China, Columbia, Dominican Republic, Dutch Antilles, Ecuador, Guatemala, India, Israel, Jordan, Malta, Mexico, Oman, Peru, Venezuela and United Arab Emirates.
(4)
12 properties located in Canada.
(5)
Limited to the Continental U.S., Alaska, Hawaii and Canada.
(6)
101 properties located in Canada.
(7)
116 properties located in Canada and two properties located in Mexico.
(8)
Three properties located in Canada and one property located in Mexico.
(9)
Two properties located in Canada.

Our Lodging Franchise Business derives substantially all of its revenue from franchise fees, which are comprised of royalty and marketing/reservation fees. The royalty fee is intended to cover our operating expenses, such as expenses incurred for franchise services, including quality assurance, administrative support and design and construction advice, and to provide us with operating profits. The marketing/reservation fee is intended to reimburse the franchisor for expenses associated with providing such franchise services as a central reservation system, national advertising and marketing programs and certain training programs. Since we do not own or operate hotel properties (we derive our revenue for this business from franchise fees), we do not incur renovation expenditures. Renovation costs are the obligation of each franchisee. Similar to our Real Estate Franchise Business, our Lodging Franchise Business also derives revenue through our Preferred Alliance Program.

Our lodging franchisees are dispersed geographically, which minimizes our exposure to any one hotel owner or geographic region. Of the approximately 6,400 properties and approximately 4,900 franchisees in our lodging systems, no individual hotel owner accounts for more than 2% of our franchised lodging properties.

In 2003, we launched TripRewards, a new loyalty program which enables customers to earn points when purchasing services from any of our lodging brands or Avis, Budget, RCI, Fairfield, Trendwest or Jackson Hewitt. Customers can also earn points when purchasing from over 30 other retailers. Customers can redeem TripRewards points for stays at our lodging brands or with over 100 other retailers and restaurants, including Home Depot, Circuit City, Olive Garden and Chili's. Businesses where points can be earned pay a fee to participate in the program and those fees are then used to reimburse the businesses where the points are redeemed. We intend to commence marketing for TripRewards in the first quarter of 2004.

Growth.    The sale of long-term franchise agreements to operators of existing and newly constructed hotels is the leading source of revenue and earnings growth in our Lodging Franchise Business. We believe that 48% of hotel owners in the United States are independent and not affiliated with any franchise.

We market franchises principally to independent hotel and motel owners, as well as to owners who have the right to terminate franchise affiliations of their properties with other hotel brands. We believe that our existing franchisees also represent a significant potential growth opportunity because many own, or may own in the future, other hotels, which can be converted to our brand names. Accordingly, a significant factor in our sales strategy is maintaining the satisfaction of our existing franchisees by providing quality services. We employ a national franchise sales force, compensated primarily through commissions.

We seek to expand our franchise systems on an international basis through license agreements with developers, franchisors and franchisees based outside the United States. As of December 31, 2003, our franchising subsidiaries (other than Ramada and AmeriHost) have entered into international licensing agreements for part or all of approximately 24 countries on five continents.

Central Reservation Systems.    The lodging business is characterized by remote purchasing through travel agencies and the use by consumers of toll-free telephone numbers and the Internet. We maintain three reservation centers that are located in Knoxville, Tennessee; Aberdeen, South Dakota; and Saint John, New Brunswick, Canada. In 2003, we booked an aggregate of approximately 4.9 million roomnights from all Internet booking sources, compared to approximately 3.7 million roomnights booked in 2002, an increase of 32%.

Competition.    Competition among the national lodging brand franchisors to grow and maintain their franchise systems is intense. Our largest national lodging brand competitors are the Holiday Inn and Best Western brands and Choice Hotels, which franchises seven brands, including the Comfort Inn, Quality Inn and Econo Lodge brands. Our Days Inn, Travelodge and Super 8 brands compete with brands, including the Comfort Inn, Red Roof Inn and Econo Lodge brands, in the economy sector. Our Ramada, Howard

Johnson, Wingate Inn and AmeriHost Inn brands compete with brands, including Holiday Inn and Hampton Inn, in the middle market sector. Our Knights Inn and Travelodge brands compete with Motel 6 and similar properties. In addition, a lodging facility owner may choose not to affiliate with a franchisor but to remain independent.

We believe that competition for the sale of franchises in the lodging industry is based principally upon the perceived value and quality of the brand and services offered to franchisees. We believe that prospective franchisees value a franchise based upon their view of the cost/benefit relationship between affiliation and conversion costs and future charges to the potential for increased revenue and profitability and the reputation of the franchisor. We also believe that the perceived value of brand names to prospective franchisees is, to some extent, a function of the success of the brand's existing franchisees.

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

Timeshare Exchange Business (3%, 4% and 5% of revenue for 2003, 2002 and 2001, respectively)

Our Resort Condominiums International ("RCI") subsidiary is a leading provider of timeshare vacation exchange opportunities and services for approximately 3 million timeshare subscribers from more than 3,800 resorts in over 100 countries. Our RCI business consists primarily of the operation of two worldwide exchange programs for timeshare owners at affiliated resorts, the operation of a vacation rental network consisting of vacation inventory available for rent to consumers, the publication of magazines and other periodicals related to the vacation and timeshare industry and travel-related services. RCI has significant operations in North America, Europe, Latin America, Southern Africa, Australia and the Pacific Rim. RCI also has limited operations in the Middle East. RCI charges its subscribers an annual subscription fee and an exchange fee for each exchange, resulting in revenues from such fees of approximately $464 million during 2003.

Growth.    The timeshare exchange industry has experienced significant growth over the past decade. We believe that the factors driving this growth include the demographic trend toward older, more affluent Americans who travel more frequently; the entrance of major hospitality and entertainment companies into timeshare development; a worldwide acceptance of the timeshare concept; and an increasing focus on leisure activities, family travel and a desire for value, variety and flexibility in a vacation experience. We believe that future growth of the timeshare exchange industry will be determined by general economic conditions both in the United States and worldwide, the public image of the industry, improved approaches to marketing and sales and a greater variety of products and price points. Accordingly, we cannot predict if future growth trends will continue at rates comparable to those of the recent past. RCI members are acquired through developers; as a result, the growth of our Timeshare Exchange Business is dependent on the sale of timeshare units by affiliated resorts. RCI affiliates consist of international brand names and independent developers, owners' associations and vacation clubs.

Competition.    The global timeshare exchange industry is comprised of a number of entities, including resort developers and owners. RCI's competitors include specialized firms such as Interval International Inc., vacation club products, internal exchange programs and regional and local timeshare exchange companies.

Timeshare Sales and Marketing Business (8%, 8% and 7% of revenue for 2003, 2002 and 2001, respectively)

Through our Fairfield and Trendwest subsidiaries, we are the largest vacation ownership company in the United States in terms of property owners and vacation units constructed. Our vacation ownership business includes sales and marketing of vacation ownership interests, providing consumer financing to individuals purchasing vacation ownership interests and providing property management services to property owners' associations at our resorts. We believe we have a well balanced portfolio of properties with a high degree of geographic and customer diversity, helping to insulate our timeshare operations from regional downturns. While we operate Fairfield and Trendwest as separate brands, we cross market to all of our timeshare owners and obtain referrals from our lodging and car rental operations. We are presently undertaking strategic initiatives to integrate certain business functions of Fairfield and Trendwest, including consumer finance, information technology, certain staff functions, product development and certain marketing activities. We utilize a points-based sales system at both Fairfield and Trendwest to provide our owners with flexibility as to resort location and length of stay.

Fairfield Resorts.    Fairfield, based in Orlando, Florida, acquires, plans, designs and constructs timeshare properties and markets, sells and finances vacation products that provide quality recreational experiences to its more than 480,000 property owners and customers. As of December 31, 2003, Fairfield's portfolio of resorts consisted of 74 resorts, five of which are in various stages of construction, located in 20 states and the U.S. Virgin Islands. The average purchase price of a Fairfield vacation ownership interest is $14,000. Fairfield's vacation products consist of a deeded interest in a particular unit or resort for a specified period of time annually. The annual maintenance fees associated with the average vacation ownership interest purchased ranges from $300-$600, paid per year to a property owners' association. These fees are used to replace and renovate furnishings, defray maintenance and cleaning costs and cover taxes, insurance and other related costs. Typically, the property owners' associations contract with Fairfield to manage the properties.

Trendwest Resorts.    Trendwest, based in Redmond, Washington, acquires, plans, designs and constructs timeshare properties and markets, sells and finances WorldMark, The Club and WorldMark South Pacific Club vacation ownership interests. The 59 properties Trendwest markets are located primarily in the western United States, British Columbia, Mexico, Hawaii and the South Pacific. At December 31, 2003, Trendwest had over 215,000 vacation credit owners. Trendwest's vacation ownership interests consist of vacation points which entitle the owner to book a vacation through the WorldMark system. In 2003, the average new owner purchased approximately 6,700 vacation credits for a purchase price of approximately $9,700. Owners of an average Trendwest vacation ownership interest pay annual maintenance fees of approximately $350 per year to WorldMark, The Club.

WorldMark Clubs.    Trendwest formed WorldMark, The Club and WorldMark South Pacific Club (collectively the "Clubs") in 1989 and 1999, respectively. The Clubs own, operate and manage the real property conveyed to the Clubs by Trendwest. Trendwest develops vacation properties and deeds them to the Clubs in exchange for the exclusive right to sell the vacation credits associated with the properties contributed and retain the proceeds. Our ownership interest in both Clubs results from Trendwest's ownership of unsold vacation credits. The percentage of vacation credits owned by Trendwest in the Clubs is minimal.

Trendwest has management agreements with the Clubs under which Trendwest acts as the exclusive manager and servicing agent of the vacation owner programs. Trendwest oversees the property management and service levels of the resorts as well as certain administrative functions. As compensation for services, Trendwest, in general, receives a portion of budgeted annual expenses and reserves. Each of the management agreements of WorldMark, The Club and WorldMark South Pacific provides for automatic one-year and five-year renewals, respectively, unless such renewal is denied by a majority of the voting power of the owners, which excludes Trendwest. The revenues generated from Trendwest's management activities for 2003 were $3.5 million, net of dues we paid to the Clubs on the unsold vacation credits we own.

Consumer Financing.    Both Fairfield and Trendwest offer financing to the purchasers of vacation ownership interests. Loans extended are typically securitized. Fairfield and Trendwest continue to service loans extended by them and therefore remain responsible for the maintenance of accounts receivable files and all customer service, billing and collection activities through our consumer finance operation located in Las Vegas, Nevada. This operation employs 311 people. In addition, we employ 75 people in Redmond, Washington who are responsible for Trendwest's compliance and loan servicing. As of December 31, 2003, we serviced a portfolio of 240,000 loans totaling $1.9 billion in aggregate principal amount outstanding. Approximately 80% of our borrowers make their loan payments through direct withdrawal.

Sales and Marketing.    Fairfield sells its vacation ownership interests at 35 resort locations and 7 off-site sales centers. Trendwest's sales primarily occur at 35 off-site sales offices located in metropolitan areas in six regions, including the South Pacific. The remainder of its sales occur at 19 on-site sales offices.

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

Competition.    The timeshare sales and marketing industry is highly competitive and is comprised of a number of companies specializing primarily in timeshare development, sales and marketing. In addition, a number of national hospitality chains develop and sell vacation ownership interests to consumers. Our largest competitors include Disney Vacation Club, Hilton Grand Vacations Company LLC, Marriott Ownership Resorts, Inc. and Starwood Vacation Ownership, Inc.

Vacation Home Rental Business (1%, 1% and 1% of revenue for 2003, 2002 and 2001, respectively)

We are the largest self-catering cottage and villa rental company in Europe. We market privately-owned holiday properties for rent in Europe under the brands Cuendet, Dansommer, Novasol, Blakes Holidays in Britain, Ferrysavers.com, Country Manors, Les Manoirs, Country Cottages, Country Cottages in France, Country Cottages in Ireland, English Country Cottages, Welcome Holidays, Italian Life, French Life and Chez Nous. We derive revenue primarily through commissions on the rental of the vacation homes which range from 25% to 40% of the gross rent. We do not generally own properties, but act as an intermediary for the owners in exchange for a fee.

Our Vacation Home Rental Business has relationships with approximately 35,000 independent property owners in the United Kingdom, France, Ireland, the Netherlands, Italy, Spain, Portugal, Denmark, Norway, Sweden, Germany, Greece, Austria, Switzerland and eastern Europe. These property owners contract annually with our Vacation Home Rental subsidiaries to market their collective 40,000 rental properties. In 2003, our Vacation Home Rental Business had approximately 618,000 bookings consisting principally of vacation home rentals sold on behalf of vacation property owners, but also including camping holidays and boat rentals in the United Kingdom, the Netherlands and France, and ferry crossings in many European countries.

Our Vacation Home Rental subsidiaries market the properties they represent globally through direct marketing, the Internet and through tour operators and travel agents.

Growth.    Our strategy is to provide sophisticated brand marketing and reservations for the benefit of owners of vacation home accommodations. We intend to increase our contract property portfolio and to make all contract inventory in our portfolio available to the global marketplace. Marketing strategies include establishing an optimal balance between direct, partner, online and travel agent marketing. We also attempt to leverage other Cendant businesses to increase the marketing and distribution of our holiday property portfolio.

Competition.    Companies that are part of the European self-catering industry, in which we operate, rent an aggregate of 18 million vacations to consumers on an annual basis. This market is highly fragmented, and even the large operators such as Bourne Leisure, Holidaybreak and Interhome, represent only a small portion of industry volume. We believe that competition for vacation rental properties is based principally on the number of properties offered.

Hospitality Trademarks and Intellectual Property

The service marks "Days Inn," "Ramada," "Howard Johnson," "Super 8," "Travelodge," "Wingate Inn," "Villager," "Knights Inn," "AmeriHost Inn," "RCI," "Resort Condominiums International," "Fairfield," "Trendwest," "WorldMark" and related trademarks and logos are material to the businesses in our Hospitality segment. The subsidiaries that operate our timeshare businesses and our franchisees actively use the marks which are registered (or have applications pending) with the United States Patent and Trademark Office as well as major countries worldwide where our hospitality businesses have significant operations. We own all the marks listed above other than the "Ramada" and "Days Inn" domestic marks. We own the Travelodge mark only in North America and are limited to using the "Ramada" marks in the Continental U.S., Alaska, Hawaii and, since 2002, in Canada. We license the Canadian "Ramada" trademark from Marriott. We license the domestic "Ramada" and "Days Inn" marks from a venture we have with Marriott International, Inc. In 2004, we expect to redeem Marriott's interest in the venture for approximately $200 million and upon such redemption we will own the domestic "Ramada" and "Days Inn" marks. We own the "WorldMark" mark pursuant to an assignment agreement with WorldMark. If our relationship with WorldMark should terminate, such mark would revert back to WorldMark upon request.

Hospitality Seasonality

Our Lodging Franchise Business generates higher revenue during the summer months because of increased leisure travel. Therefore, any occurrence that disrupts travel patterns during the summer period could have a greater adverse effect on our lodging franchisees' annual performance and consequently our annual performance than in other periods. A principal source of timeshare exchange revenue relates to exchange services to members. Since members have historically shown a tendency to plan their vacations in the first quarter of the year, revenues are generally slightly higher in the first quarter. In timeshare sales, we rely upon tour flow to generate timeshare sales; consequently, sales volume tends to increase in the summer months as a result of greater tour flow from summer travelers. We cannot predict whether these trends will continue in the future.

Most consumers in our Vacation Home Rental Business book accommodations 8 to 15 weeks in advance of their departure date. Approximately 50% of departure dates fall during the summer. Therefore, most bookings are made during the first and second quarters. Recently, some consumers have begun to book accommodations closer to their departure date shifting some bookings to the third quarter.

Hospitality Employees

The businesses that make up our Hospitality Services segment employed approximately 22,950 people as of December 31, 2003.

TRAVEL DISTRIBUTION SERVICES SEGMENT (9%, 12% and 5% of revenue for 2003, 2002 and 2001, respectively)

Our Travel Distribution segment is one of the leading providers of travel content and transaction processing services in the world and is grouped into five categories based on the customer group served by such category: Travel Agency Services, which includes Galileo International, THOR, Travelwire, Travel 2 and Travel 4; Retail Travel Services, which includes CheapTickets.com, Cendant Travel and RCI Travel; Travelport Corporate Solutions; Hospitality and Leisure Services, which includes Lodging.com and Neat Group; and Supplier Services, which includes WizCom, TRUST International and Shepherd Systems. Our Travel Agency Services business generated approximately 91% of the revenue for the Travel Distribution segment in 2003.

Travel Agency Services

We provide, through Galileo, an electronic global distribution system ("GDS") for the travel industry utilizing a computerized reservation system. Travel suppliers such as airlines, hotel companies and car rental firms store, display, manage and sell their products and services through our GDS system. We market our GDS under the brands Apollo and Galileo. Apollo is utilized in North America and Japan, and Galileo is utilized in the rest of the world. Travel agencies and other subscribers at approximately 43,000 locations throughout the world and numerous Internet travel sites, such as CheapTickets.com, as well as corporations that use self-booking products, such as those provided by Travelport Corporate Solutions, are able to access schedule and fare information, book reservations and issue tickets for nearly 500 airlines. Travel agency subscribers represent a significant source of bookings that result in fees payable by travel suppliers to Galileo. Bookings generated by our five largest travel agency subscribers constituted approximately 22% of the bookings made through our GDS in 2003. Our GDS also provides subscribers with information and booking capabilities covering approximately 30 car rental companies and approximately 240 hotel companies with nearly 60,000 properties throughout the world. In 2003, Galileo processed approximately 267 million bookings. Galileo operates in approximately 120 countries.

We generate the vast majority of our GDS revenue from booking fees paid by travel suppliers. In 2003, approximately 93% of our booking fee revenues were generated from airlines. Other GDS revenue sources include lease fees for equipment provided to subscribers, such as travel agents, as well as advertising revenues paid by travel suppliers. We generate approximately 63% of our GDS revenues outside the United States.

Additional products and services provided through Travel Agency Services include: our THOR subsidiary, which provides 24-hour travel reservation assistance to customers of its travel agency clients; our Travelwire subsidiary, which provides mid-office solutions to tour operators and travel agencies through its Transfer software; and our Travel 2 and Travel 4 subsidiaries, acquired in November 2003 and which specialize in providing inventory for long-haul travel exclusively through the travel agency channel. The Travel 2 and Travel 4 acquisitions were not material to us. We have also introduced new products to increase revenues for our travel agency subscribers, such as Galileo NeatAgent, which allows travel agency subscribers the ability to offer customized vacation packages from their desktops, and Galileo Web! Hotels, which provides travel agency subscribers with desktop access to merchant hotel rates.

United Air Lines, Inc. is the largest single travel supplier utilizing our system, generating revenues of approximately $141 million relating to hosting, network services and GDS booking fees, which accounted for approximately 9% of our total Travel Distribution segment revenues in 2003. In 2003, Galileo entered into a ten-year agreement with United to provide reservations system technology and other services. In 2002, UAL Corporation, the parent of United, filed for bankruptcy protection. In 2003, United agreed to pay substantially all of its pre-petition debt to Galileo. If UAL does not successfully emerge from bankruptcy, as expected in 2004, we would not expect to recover outstanding amounts as of the date of any subsequent liquidation, which could range from $20 to $40 million, and we would expect certain components of revenue for this segment, such as revenue generated from reservation and network management services (excluding GDS booking fees), to be negatively impacted.

The travel industry has been negatively impacted by the military conflict in Iraq, terrorist threat alerts, continuing economic pressures, and SARS concerns in the Asia-Pacific region and other parts of the world. As a result, several major travel suppliers are experiencing liquidity problems and some, such as UAL, US Airways Group and ANC Rental Group, have sought, and others may seek, bankruptcy protection. Therefore, the risk of non-payment of GDS fees from travel suppliers has increased. Travel activity could be further reduced if any of these conditions continue or resurface, which could negatively impact our Travel Distribution segment.

On December 31, 2003, the United States Department of Transportation announced that it would allow most of the rules governing pricing, fare displays and other business practices of GDSs to sunset on January 31, 2004. The few remaining rules will expire on July 31, 2004. Such rules had been implemented to protect consumers when the GDSs were controlled by airlines. In anticipation of such deregulation and as part of our commitment to provide our subscribers with a range of new solutions and capabilities for increasing revenue, we executed fare agreements with six major airlines in the United States under our Preferred Fares Select Program and with British Airways. These agreements provide our travel agency subscribers and their customers with complete access to all participating carriers' published fares for a three-year term. We are currently negotiating similar agreements with other international and domestic airlines in anticipation of ongoing deregulation efforts worldwide. We do not anticipate any near term negative impact on our travel distribution services business from deregulation.

Distribution of Products and Services.    We market, distribute and support our Galileo products and services for subscribers primarily through our internal sales and marketing organizations ("SMOs") throughout the world, which accounted for approximately 76% of our 2003 bookings.

In regions not supported directly by our SMOs, we provide our products and services through our relationships with independent national distribution companies ("NDCs"), which are typically owned or operated by the national airline of the relevant country or a local travel-related business. Each NDC is responsible for maintaining the relationship with subscribers in its territory and providing ongoing customer support. We pay each NDC a share of the booking fees generated in the NDC's territory, and the NDC retains all subscriber fees billed in the territory. NDCs accounted for approximately 24% of our booking volume in 2003.

Growth.    In order to grow our GDS business, we intend to expand our focus beyond booking fees to become a retailer of travel inventory and travel products and services, and thereby strengthen our relationships with our travel suppliers and travel agency customers. In doing so, we intend to continue to capitalize on our competitive strengths, the key elements of which are: (i) Cendant's business-to-business relationships and travel-related assets; (ii) a diversified global presence; (iii) established relationships with a diverse group of travel suppliers and travel agencies; (iv) a comprehensive offering of innovative products and services; and (v) new product and services initiatives with strong appeal to travel consumers, agencies and suppliers.

Competition.    Our competitors include: the three major traditional GDS companies, Sabre, Inc., Amadeus Global Travel Distribution, LLC and Worldspan, L.P.; the major regional reservation systems, including Abacus International, Inc., Axess International Network, Inc., Infini Travel Information, Inc. and Topas Co., Ltd.; and other travel infrastructure companies such as Pegasus Solutions, Inc., Navitaire, Inc. and Datalex Communications USA, Inc. We also compete with alternative channels by which travel products and services are distributed; for example, some airlines operate computerized reservation systems on their web sites, and some low-cost airline carriers do not utilize a GDS distribution channel. In addition, travelers are increasingly using the Internet to make their own bookings, thereby shifting business away from the travel agency community.

Competition to attract and retain travel agency subscribers is intense. As a result, we and other computerized reservation system service providers offer incentives to travel agency subscribers if they achieve certain productivity or booking volume growth targets. Although continued expansion of such incentive payments could adversely affect our profitability, our failure to continue to make such incentive payments could result in the loss of some travel agency subscribers.

Retail Travel Services

We provide retail travel services through Cheap Tickets, Cendant Travel and RCI Travel. We are a full service travel agency, providing airline, car rental, hotel, vacation packages and other travel reservation and fulfillment services. We provide such services through Cheap Tickets, Travelers Advantage, our individual membership program, and to members of our Timeshare Exchange Business. We generate revenue from commissions on bookings from hoteliers, car rental companies, airlines, cruise lines and tour operators, as well as mark-ups on travel inventory. We also generate transaction-related advertising revenue from our online agency, CheapTickets.com.

We work directly with travel suppliers, such as airlines, car rental companies, hoteliers and tour and cruise operators to secure both non-published and regularly available fares, rates and tariffs to supply the best possible rates and discounted travel to our customers. We market and distribute this inventory to customers through our branded web site, CheapTickets.com, and through our membership channels. We book transactions primarily through our GDS and fulfill them through our travel agency network and ticketing operations. We maintain four call centers located in: Colorado Springs and Denver-Aurora, Colorado; Moore, Oklahoma; and Nashville, Tennessee.

In April 2003, we reacquired the common stock of Trip Network, Inc. by converting our preferred stock and purchasing the remainder of Trip Network's common stock for $4 million. In connection with this acquisition, we reacquired the rights for the online businesses, Trip.com and CheapTickets.com, which combined provide access to approximately 31 million registered users. The Trip.com web site ceased active operation in April 2003 to consolidate resources and technology in CheapTickets.com.

Growth.    We intend to build on our existing position as a leading provider of online travel to deliver against initiatives that provide high margin products to our customers. We also intend to enhance our marketing efforts to strengthen our Cheap Tickets brand and its position as a leading retailer of attractive and well-priced travel content. We also intend to integrate travel content from other Travel Distribution businesses, enabling us to earn higher margins. Our complementary product and technology strategies are focused on improving the customer experience by providing industry leading features and functionality, while maintaining a robust operating environment.

Competition.    We compete with a large number of leisure travel agencies, including Liberty Travel, Inc. and American Express Travel Related Services Company, Inc., and companies with Internet travel web sites, such as Orbitz, Inc., InterActiveCorp's Expedia, Inc., Hotels.com L.P. and Hotwire.com businesses, Sabre, Inc.'s Travelocity.com L.P. and Priceline.com Incorporated.

Travelport Corporate Solutions

Travelport Corporate Solutions (formerly known as Highwire), rebranded and launched in August 2003, offers our corporate customers the services of our GDS, our corporate online booking tool, and fulfillment services to meet their corporate travel requirements. We offer these services on a stand-alone basis or as an end-to-end solution, whereby corporate travel departments subscribing to Travelport will be able to rely solely upon the family of companies in our Travel Distribution segment to complete booking and ticketing. Our web-based corporate travel solutions include online, self-booking capabilities, ticketing and support that enable our corporate customers to manage their travel supplier agreements and corporate travel policies, while offering their employees unique web-based tools for making travel arrangements. We generate revenues from online booking fees paid by corporate customers on a per transaction basis. We also collect transaction fees from corporate customers for fulfillment and customer care services offered as part of our end-to-end corporate travel solution. Travelport was launched in October 2003 in the United Kingdom.

Growth.    We remain focused on increasing the number of bookings made by our existing corporate clients and pursuing additional large corporate clients. We intend to integrate travel content available through other Travel Distribution companies to provide our clients with superior rates and products. We are focused on providing corporate travel solutions to existing and future clients both through our individual services in North America and Europe and through our end-to-end solutions in North America.

Competition.    Our primary competition comes from companies offering a full package of services for corporate clients, such as Expedia Corporate Travel, Orbitz for Business, Travelocity for Business, American Express, and companies that sell online booking tools to corporate clients and travel agencies, which incorporate the tools as part of their offering to corporate clients, including: Outtask, Inc., through its Cliqbook product; Navitaire, Inc.; Sabre, Inc., through its corporate booking product, Travelocity for Business, TRX, Inc. through its Res-X product and Carlson Travel Group, Inc. through its Wagonlit Symphonie/Horizon product.

Hospitality and Leisure Services

Our Hospitality and Leisure Services group is comprised of Lodging.com, a leading online hotel booking site for consumers, and Neat Group, an online service that enables customers to design their own vacation packages. This group is responsible for obtaining hotel, tour, cruise and vacation rental inventory for distribution to consumers through our travel distribution subsidiaries. We provide major hotel chains with distribution, packaging and connectivity through a single point of contact. Travel suppliers can take advantage of distribution through our Travel Distribution segment's online and off-line channels, as well as enhanced connectivity through Galileo, while providing Travel Distribution segment's channels with access to exclusive preferred rate content. We generate revenue from mark-ups on merchant travel inventory, as well as commissions on bookings from travel suppliers, including hotel, tour and cruise companies.

Lodging.com provides consumers access to specially negotiated rates at more than 10,600 economy, mid-level and luxury hotels in markets around the world. Lodging.com customers also have access to Galileo's entire published hotel rate inventory, and can book vacation packages through Neat Group's packaging engine on the Lodging.com site. With a network of nearly 4,300 distribution affiliates, Lodging.com also offers hoteliers access and control over their pricing and yield management.

Neat Group develops, markets and operates dynamic packaging technology that enables customers to choose among a broad collection of discounted air, car and hotel offerings to create customized travel packages, which can provide savings of up to 50% versus purchasing the travel items separately. Neat vacation packages are sold through approximately 3,000 travel agencies and approximately 34 affiliates. The acquisition of Neat Group, which took place in May 2003, was not material to us.

Growth.    We intend to continue to add international hotels and form enterprise agreements with major hotel chains, while adding their content to our distribution channels. We intend to expand Neat dynamic packaging to international markets, add additional distributors and expand and enhance its content. We intend to continue to distribute our Lodging.com and Neat technology and content throughout other Travel Distribution segment's channels. The addition of Lodging.com content to the Neat packaging engine is one of several strategies that are designed to sell more high-margin, Travel Distribution segment's content through affiliated channels.

Competition.    Lodging.com and Neat compete with companies with Internet travel web sites, such as Orbitz, Inc., InterActiveCorp's Expedia, Inc., Hotels.com L.P. and Hotwire.com businesses, Travelocity.com L.P. and Priceline.com Incorporated, in addition to off-line consolidators and tour companies, such as The Mark Travel Corporation, National Leisure Group, Inc. and Classic Custom Vacations, a division of Expedia, Inc.

Supplier Services

Our Supplier Services Business focuses on enhancing our relationships with our travel suppliers to pursue and obtain the most competitive and comprehensive rates for our Travel Distribution segment's channels. We also provide our travel suppliers with reservation-related systems and marketing information processing services that make their operations more efficient and enhance their revenue generation. We generate revenue from transaction fees and service fees paid to us by travel suppliers for our products and services.

WizCom provides hotel and car rental suppliers with electronic distribution and e-commerce solutions for Internet, GDS and other travel reservation systems. Offering the industry's first switching service, WizCom provides hotel and car rental suppliers with direct connectivity to the Internet and to global distribution systems, as well as provides central GDS information management services.

TRUST International develops and implements central reservation systems (CRS) through its Voyager CRS, providing customized, real-time reservations and global distribution services to the hospitality industry. TRUST also provides a range of telecommunication services from its global communication call centers in Frankfurt (headquarters), Orlando, Florida and Singapore, which serve approximately 38 countries in 10 languages.

Shepherd Systems provides sales and marketing intelligence technologies and services to approximately 45 of the world's leading airlines and travel agencies to strengthen their ability to make strategic decisions and help drive better business results. Shepherd also distributes Marketing Information Data Tapes (MIDT) on behalf of Galileo.

Our GlobalFares system provides fare quotation services for approximately 20 airlines worldwide. In 2003, we upgraded the GlobalFares system to provide fully automated fare and rule processing for private fares filed by airlines.

Growth.    We intend to increase our Internet distribution reach, allowing hotel and car rental companies to further optimize their sales mix and enhance our product and service portfolio aimed at the hospitality sector. We intend to promote new products to meet our clients' needs, such as Hotel Cache, which offers hotel companies a cost effective solution to the high volume of rate requests from Internet-based systems, and JumpStart, our newly developed cost-effective interface for Internet distribution systems. We are also focused on enhancing our data analysis capabilities and developing consulting services related to MIDT. We intend to expand Shepherd Systems' client reach beyond the airline industry to the entire travel sector.

Competition.    In providing electronic distribution services to hotel customers, we compete with third party connectivity providers and also with supplier direct connection technology providers. WizCom and TRUST International compete with many companies that provide computerized reservation system services to hotel customers, including hotels that develop their own proprietary systems. Our competitors include Pegasus Solutions, Inc., Unirez Inc., Utell Limited and Lexington Services, owned by VIP International Corporation. Shepherd Systems' competitors include providers of market and business intelligence information, primarily in the airline industry such as Sabre, Inc. and Lufthansa Systems.

Travel Distribution Trademarks and Intellectual Property

The trademarks and service marks "Galileo," "Apollo," "Cheap Tickets," "WizCom," "Lodging.com," "THOR," "Travelport" and related trademarks and logos are material to the businesses in our Travel Distribution segment. Galileo and our other subsidiaries in the Travel Distribution segment and their licensees actively use these marks. All of the material marks used by these companies are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries throughout the world where these businesses operate. We own the material marks used in the Travel Distribution segment.

We also use a combination of patent, copyright, trade secret, confidentiality procedures and contractual provisions to protect the software, business processes and other proprietary information we use to conduct the businesses in our Travel Distribution segment. These assets and the related intellectual property rights are important assets of the businesses in our Travel Distribution segment. Unauthorized use of our intellectual property could have a material adverse effect on our Travel Distribution segment and there can be no assurance that our legal remedies would adequately compensate us for the damage caused by such use.

Travel Distribution Seasonality

We experience a seasonal pattern in our operating results, with the first and fourth quarters typically having lower total revenues and operating income compared to the second and third quarters due to decreased travel during the winter months.

Travel Distribution Employees

The businesses that make up our Travel Distribution segment employed approximately 4,700 people as of December 31, 2003.

VEHICLE SERVICES SEGMENT (32%, 30% and 39% of revenue for 2003, 2002 and 2001, respectively)

Our Vehicle Services segment consists of the vehicle rental operations business of Avis and Budget, the Avis and Budget franchise systems and our commercial fleet management business.

Vehicle Rental Operations and Franchise Businesses (24%, 20% and 25% of revenue for 2003, 2002 and 2001, respectively)

We are one of the largest vehicle rental operators in the world under two leading brands, Avis and Budget. We operate Avis and Budget as separate brands, with differentiated images, service and pricing. Avis targets customers who are willing to pay for premium service while Budget focuses on providing a value rental experience. Certain administrative functions such as fleet planning and treasury, as well as vehicle reservation and rental systems, are provided by Cendant for the benefit of both Avis and Budget.

Avis (14%, 19% and 25% of revenue for 2003, 2002 and 2001, respectively)

We operate and/or franchise portions of the Avis car rental system (the "Avis System"), which represents one of the largest car rental systems in the world, based on total revenue and number of locations. We operate and/or franchise approximately 1,800 of the approximately 4,800 rental locations that comprise the Avis System, including locations at most of the largest airports and cities in the United States and internationally. The Avis System in Europe, Africa, part of Asia and the Middle East is operated under a franchise arrangement with Avis Europe Ltd., an independent third party, and is comprised of approximately 3,000 locations.

We own and operate approximately 982 Avis car rental locations in both airport and non-airport (downtown and suburban) locations in the United States, Canada, Puerto Rico, the U.S. Virgin Islands, Argentina, Australia and New Zealand. For 2003, our Avis car rental operations had an average fleet of approximately 209,500 vehicles and generated total vehicle rental revenue of approximately $2.6 billion, of which 87% (or $2.26 billion) was derived from U.S. operations. In addition, we franchise the Avis System to independent business owners in approximately 820 locations including locations in the United States, Canada, Latin America and the Asia Pacific region. Approximately 95% of our Avis System rental revenue in the United States is generated by locations owned by us or operated for us under agency arrangements, and the remainder is generated by locations operated by independent franchisees. Independent franchisees pay fees based either on total time and mileage charges or total revenue.

In addition to fees from car rentals and franchisee royalties, we generate revenue through optional products and services such as supplemental equipment (child seats and ski racks), loss damage waivers, additional liability insurance, personal accident insurance, personal effects protection and fuel option and service charges.

We provide franchisees and our corporate locations access to the benefits of a variety of services, including: (i) a standardized system identity for rental location presentation and uniforms; (ii) a training program, business policies, quality of service standards and data designed to monitor service commitment levels; (iii) marketing/advertising/public relations support, which includes a national advertising campaign to generate awareness of the Avis System through our familiar "We Try Harder" tagline; (iv) one of the leading rental car web sites, avis.com; (v) "Avis Cares," a program which includes providing customers with area-specific driver safety information, the latest child safety seats (available for rent) and driving maps; (vi) a counter by-pass program, Avis Preferred Service, which is available at top airport locations; and (vii) Avis Access, a full range of special products and services for physically-challenged drivers and passengers. Avis System locations have access to the Wizard System, an online computer system which provides (i) global reservations processing, (ii) rental agreement generation and administration and (iii) fleet accounting and control. Franchisees pay a fee for the use of the Wizard System. We also offer Avis InterActive, which provides corporate customers real-time access to aggregated information on car rental expenses to better manage their car rental expenditures.

Marketing.    In 2003, approximately 73% of vehicle rental transactions generated from our owned and operated car rental locations were generated in the United States by travelers who rented with Avis under contracts between Avis and the travelers' employers or through membership in an organization with whom Avis has an affiliation (such as AARP and USAA). Our franchisees also have the option to participate in these contracts. Unaffiliated business and leisure travelers are solicited by direct mail promotions and advertising campaigns.

Customers can make Avis reservations through the Avis toll-free reservation center at 1-888-777-AVIS, via our Avis web site at www.avis.com, through online portals or by contacting their travel agent. Travel agents can access Avis through all major global distribution systems, and can obtain information with respect to our rental locations, vehicle availability and applicable rate structures through these systems. An automated link between these systems and the Wizard System gives them the ability to reserve and confirm rentals directly. We also maintain strong links to the travel industry. Avis offers customers the ability to earn frequent traveler points with virtually all the major airlines including Delta Air Lines, Inc., American Airlines, Inc., Continental Airlines, Inc. and United Air Lines, Inc. Avis is also affiliated with TripRewards, our recently launched loyalty marketing program and with the frequent traveler programs of various hotels including the Hilton Hotels Corporation, Hyatt Corporation, and Starwood Hotels and Resorts Worldwide, Inc. These arrangements provide various incentives to all program participants and cooperative marketing opportunities for Avis and the partner. We also have an arrangement with our lodging brands whereby lodging customers who are making reservations by telephone may be transferred to Avis if they desire to rent a vehicle. In addition, through partnerships with American Express, MBNA Corporation and Sears, Roebuck and Co., we are able to provide their customers with incentives to rent from Avis.

Internationally, we utilize a multi-faceted approach to sales and marketing throughout our global network by employing or contracting with teams of trained and qualified account executives to negotiate contracts with major corporate accounts and leisure and travel industry partners. In addition, we utilize a wide range of marketing and direct mail initiatives to continuously broaden our customer base. Sales efforts are designed to secure customer commitment and support customer requirements for both domestic and international car rental needs. Our international operations maintain close relationships with the travel industry including participation in several airline frequent flyer programs, such as those operated by Air Canada and Qantas as well as participation in Avis Europe programs with British Airways, Lufthansa and other carriers.

Budget (10% and 1% of revenue for 2003 and 2002, respectively)

We purchased substantially all of the domestic assets and selected international operations of the Budget vehicle rental system (the "Budget System") on November 22, 2002.

Budget Rent A Car System is one of the largest car and truck rental systems in the world, based on total revenue and number of locations. We operate and/or franchise 1,987 of the approximately 2,900 rental locations that comprise the Budget System, including locations at most of the largest airports and cities in the United States and internationally. The rental locations that we do not operate or franchise are located in Europe, Africa, and the Middle East and are operated under a royalty-free franchise by Zodiac Europe Limited, an independent third party. We operate approximately 625 Budget car rental locations in both airport and non-airport (downtown and suburban) locations in the United States, Canada, Puerto Rico, Australia and New Zealand and our Budget car rental operations generated total vehicle rental revenue of $1.24 billion, of which 93% (or $1.15 billion) was derived from U.S. operations. For 2003, our Budget car rental operations had an average fleet of approximately 103,000 vehicles. We also franchise the Budget System to independent business owners in approximately 1,362 locations including locations in the United States, Canada, Latin America, the Caribbean and the Asia Pacific region. Approximately 86.1% of our Budget System rental revenues in the United States are generated by locations owned by us or operated for us under agency arrangements, with the remainder generated by locations operated by independent franchisees. Independent franchisees generally pay fees based on gross rental revenue.

We also operate a combined truck rental fleet of approximately 30,000 trucks through a network of approximately 2,500 corporate-owned, dealer and franchised locations throughout the continental United States. Our truck rental business serves both the consumer and light commercial sectors. The consumer sector primarily serves individuals who rent trucks to move household goods on either a one-way or local basis. The light commercial sector serves a wide range of businesses that rent light- to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications.

In addition to fees from car and truck rentals and franchisee royalties, we generate revenue through optional products and services such as supplemental equipment (child seats and ski racks, with respect to car rentals, and hand trucks, packaging materials and furniture pads, with respect to truck rentals), loss damage waivers, supplemental liability insurance, personal accident and effects insurance, fuel option and service charges.

Marketing

Car Rental.    In connection with its focus on leisure travelers, Budget primarily uses retail advertising and value pricing to drive improved results on its web site, in the reservation center, and in other leisure channels. In addition, proprietary marketing programs such as Fastbreak, a counter bypass program for frequent travelers, and Unlimited Budget, a travel agent rewards program, drive increased revenues.

Budget also launched a small business program, the "Budget Means Business" Program, in 2003. Understanding the constraints of small business customers, the Budget Means Business Program focuses primarily on offering a value proposition. In addition, Budget continued to build its affiliated base of customers through relationships with various entities like Costco and with travel partners like Southwest Airlines and TripRewards, our recently launched loyalty program.

Customers can make Budget reservations through the Budget toll-free reservation center at 1-800-BUDGET7, via our Budget web site at www.budget.com, through online travel portals, or through their travel agent. Travel agents can access Budget through all major global distribution systems and can obtain information with respect to our rental locations, vehicle availability and applicable rate structures through these systems. In addition, Budget offers Unlimited Budget, a loyalty incentive program for travel agents. Participating travel agents earn cash for every eligible U.S. business and leisure rental completed by their clients. As of December 31, 2003, approximately 80,000 travel agents were enrolled in this program.

Truck Rental.    Budget primarily advertises in the yellow pages to promote its trucks to potential customers. Customers can make truck reservations through the Budget truck toll-free reservation center at 1-800-BUDGET2, via our Budget truck web site at www.budgettruck.com or by calling a location directly. In addition, Budget has established online affiliations with web sites like monstermoving.com to reach its targeted audience.

Vehicle Rental Growth.    For 2003, we generated 83.9% and 75.7% of our Avis and Budget revenue, respectively, from our owned airport locations. We intend to increase business at existing off-airport locations through a combination of advertising, promotions, local sales calls and targeted marketing to members of various associations and corporations. We also intend to open new off-airport locations through relationships with major retailers. Avis formalized a partnership with Sears in October 2002 and since then has established 54 Avis locations at Sears stores. In connection with its nonexclusive arrangements with Wal-Mart Stores, Inc. and The Pep Boys—Manny, Moe & Jack, Budget intends to expand its off-airport reach and has begun to establish Budget locations at such stores. We also intend to increase our focus on Budget's truck business by upgrading the truck fleet and improving utilization.

Web Sites.    Avis and Budget have strong brand presence on the Internet through their web sites, avis.com and budget.com. A steadily increasing number of Avis and Budget vehicle rental customers obtain rate, location and fleet information and then reserve their rentals directly on these web sites. In addition, both Avis and Budget have agreements to promote their car rental services with major Internet portals, and have a strong advertising presence on Yahoo! During 2003, reservations through Internet sources increased to 18.3% and 30.3% of total reservations from 14.7% and 25.9% in the prior year for Avis and Budget owned operations, respectively.

Vehicle Rental Fleet Management.    With respect to the car rental operations owned and operated by us, we participate in a variety of vehicle purchase programs with major domestic and foreign manufacturers. Our featured supplier for the Avis brand is General Motors Corporation. Our featured supplier for the Budget brand is Ford Motor Company. Under the terms of our agreements with GM and Ford, which expire in 2006 and 2007, respectively, we are required to purchase a certain number of vehicles from these manufacturers. Our current operating strategy is to maintain an average fleet age of approximately five months. For model year 2003, approximately 99% of our domestic fleet vehicles were subject to repurchase programs. Under these programs, subject to certain conditions, such as mileage and vehicle condition, a manufacturer is required to repurchase those vehicles at a pre-negotiated price thereby reducing our risk on the resale of the vehicles. In 2003, approximately 2.3% of repurchase program vehicles did not meet the conditions for repurchase.

Vehicle Rental Airport Concession Fees.    In general, concession fees for airport locations are based on a percentage of total commissionable revenues (as determined by each airport authority), subject to minimum annual guaranteed amounts. Concessions are typically awarded by airport authorities every three to five years based upon competitive bids. Our concession agreements with the various airport authorities generally impose certain minimum operating requirements, provide for relocation in the event of future construction and provide for abatement of the minimum annual guarantee in the event of extended low passenger volume.

Vehicle Rental Competition.    The vehicle rental industry is characterized by intense price and service competition. In any given location, we and our franchisees may encounter competition from national, regional and local companies. Nationally, Avis' principal competitor is The Hertz Corporation and Budget's principal competitors are Alamo Rent-A-Car, LLC and Dollar Rent-A-Car System, Inc. However, both Avis and Budget also compete with each of these companies and with National Car Rental System, Inc., Thrifty Rent-A-Car System, Inc. and Enterprise Rent-A-Car Company. In addition, we compete with a large number of regional and local smaller vehicle rental companies throughout the country.

Competition in the U.S. vehicle rental operations business is based primarily upon price, reliability, national distribution, usability of booking systems, ease of rental and return and other elements of customer service. In addition, competition is influenced strongly by advertising and marketing.

Commercial Fleet Management Services Business (8%, 10% and 14% of revenue for 2003, 2002 and 2001, respectively)

PHH Arval, the second largest provider of outsourced commercial fleet management services in North America, and Wright Express, the largest proprietary fleet card service provider in the United States, compose our fleet management services business.

We provide corporate clients and government agencies the following services and products for which we are generally paid a monthly fee:

  •
  Fleet Leasing and Fleet Management.    Services include vehicle leasing, fleet policy analysis and recommendations, benchmarking, vehicle recommendations, ordering and purchasing vehicles, arranging for vehicle delivery, administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims and remarketing used vehicles. We also offer various leasing plans, financed primarily through the issuance of floating rate notes and borrowings through an asset-backed structure. In 2003, we leased approximately 316,000 vehicles, primarily cars and light trucks. The majority of the residual risk on the value of the vehicle at the end of the lease term remains with the lessee for approximately 97% of the vehicles financed by us in North America. For the remaining 3% where we retain some residual risk on the value of the vehicle at the end of the lease term, the net credit losses as a percentage of the average balance of vehicle leases serviced has been less than 0.05% in each of the last five years.

  •
  Fuel and Expense Management.    For the effective management and control of automotive business travel expenses, we provide charge cards permitting a client's representatives to purchase gasoline or other fleet-related products through a network of company-owned, distributor and independent merchant locations. The cards operate as a universal card with centralized billing designed to measure and manage costs. In the United States, Wright Express is the leading commercial fleet charge card supplier with approximately 144,000 fuel and service facilities in its network and approximately 3.5 million cards issued. Wright Express distributes its fleet cards and related offerings through three primary channels: (i) the Wright Express-branded universal card, which is issued directly to fleets by Wright Express; (ii) the private label card, under which Wright Express provides private label fleet cards and related services to commercial fleet customers of major petroleum companies; and (iii) the co-branded card, under which Wright Express fleet cards are co-branded and issued in conjunction with products and services of partners such as commercial vehicle leasing companies, including PHH Arval. Wright Express also issues MasterCard branded fleet, purchasing and travel and entertainment commercial charge cards. Wright Express issues commercial fleet cards through its wholly-owned subsidiary Wright Express Financial Services Corporation. Wright Express Financial Services is a Utah-chartered industrial loan corporation regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation.

  •
  Maintenance Services.    We offer customers vehicle maintenance charge cards that are used to facilitate repairs and maintenance payments. The vehicle maintenance cards provide customers with benefits such as (i) negotiated discounts off of full retail prices through our convenient supplier network, (ii) access to our in-house team of certified maintenance experts that monitor card transactions for policy compliance, reasonability and cost effectiveness and (iii) inclusion of vehicle maintenance card transactions in a consolidated information and billing database that helps evaluate overall fleet performance and costs. We maintain an extensive network of service providers in the United States and Canada to ensure ease of use by the client's drivers.

  •
  Accident Management Services.    We also provide our clients with comprehensive accident management services such as (i) immediate assistance upon receiving the initial accident report from the driver (e.g., facilitating emergency towing services and car rental assistance), (ii) organizing the entire vehicle appraisal and repair process through a network of preferred repair and body shops and (iii) coordinating and negotiating potential accident claims. Customers receive significant benefits from our accident management services such as (a) convenient, coordinated 24-hour assistance from our call center, (b) access to our advantageous relationships with the repair and body shops included in our preferred supplier network, which typically provides customers with favorable repair terms, and (c) expertise of our damage specialists, who ensure that vehicle appraisals and repairs are appropriate, cost-efficient and in accordance with each customer's specific repair policy.

Growth.    We intend to focus our efforts for growth on the large fleet segment and middle market fleets as well as fee-based services to new and existing clients. Wright Express has also made a substantial investment in its technology to aggressively pursue new business opportunities both in the United States and internationally.

Competition.    The principal factors for competition in vehicle management services are service, quality and price. We are a fully integrated provider of fleet management services with a broad range of product offerings. Among providers of outsourced fleet management services, we rank second in North America in the number of leased vehicles under management and first in the number of proprietary fuel and maintenance cards for fleet use in circulation. Our competitors in the United States include GE Capital Fleet Services, Wheels Inc., Automotive Resources International (ARI), Lease Plan International and hundreds of local and regional competitors, including numerous competitors who focus on one or two products. In the United States, it is estimated that only 59% of fleets are leased by third-party providers. The continued focus by corporations on cost efficiency and outsourcing is expected to provide growth opportunities in the future.

Vehicle Services Trademarks and Intellectual Property

The service marks "Avis" and "Budget", related marks incorporating the words "Avis" or "Budget", and related logos are material to our Vehicle Rental Operations and Franchise Businesses. Our subsidiaries and franchisees, actively use these marks. All of the material marks used in the Avis and Budget businesses are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where Avis and Budget franchises are in operation. We own the marks used in the Avis and Budget businesses. The service marks "Wright Express," "WEX," "PHH" and related trademarks and logos are material to our commercial fleet management services business. Wright Express, PHH Arval and their licensees actively use these marks. All of the material marks used by Wright Express and PHH Arval are registered (or have applications pending for registration) with the United States Patent and Trademark Office. All of the material marks used by PHH Arval are also registered in major countries throughout the world where the fleet management services are offered by Arval PHH. We own the marks used in Wright Express' and PHH Arval's business.

Vehicle Services Seasonality

For our Avis and Budget businesses, the third quarter of the year, which covers the summer vacation period, represents the peak season for vehicle rentals. Any occurrence that disrupts travel patterns during the summer period could have a greater adverse effect on Avis' and Budget's annual performance than in other periods. The fourth quarter is generally the weakest financial quarter for the Avis and Budget systems. In 2003 our average monthly Avis rental fleet, excluding franchisees, ranged from a low of approximately 195,000 vehicles in December to a high of approximately 234,000 vehicles in July. In 2003, our average monthly Budget car rental fleet, excluding franchisees, ranged from a low of approximately 84,000 vehicles in December to a high of approximately 124,000 vehicles in July. Rental utilization for Avis, which is based on the number of hours vehicles are rented compared to the total number of hours vehicles are available for rental, ranged from 65.8% in December to 82% in August and averaged 73.4% for all of 2003. Rental utilization for Budget, which is based on the number of days vehicles are rented compared to the total number of days vehicles are available for rental, ranged from 84.8% in August to 74.0% in December and averaged 80.8% for all of 2003.

Our commercial fleet management services business is generally not seasonal.

Vehicle Services Employees

The businesses that make up our Vehicle Services segment employed approximately 32,700 people as of December 31, 2003.

FINANCIAL SERVICES SEGMENT (8%, 9% and 16% of our revenue for 2003, 2002 and 2001, respectively)

Loyalty/Insurance Marketing Business (2%, 3% and 5% of our revenue for 2003, 2002 and 2001, respectively)

Our Loyalty/Insurance Marketing Business provides enhancement packages for financial institutions and marketing for accidental death and dismemberment insurance and certain other insurance products through our Progeny Marketing Innovations Inc. subsidiary. With approximately 40.5 million customers, we offer the following products and services:

Enhancement Package Service.    We sell enhancement packages for financial institution consumer and business checking and deposit account holders primarily through our Progeny subsidiary. Progeny's financial institution clients select a customized package of our products and services and then usually add their own services (such as unlimited check writing privileges, personalized checks, cashiers' or travelers' checks without issue charge, or discounts on safe deposit box charges or installment loan interest rates). With our marketing and promotional assistance, the financial institution then offers the complete package of enhancements to its checking account holders as a special program for a monthly fee. Most of these financial institutions choose a standard enhancement package, which generally includes $10,000 of accidental death and dismemberment insurance and travel discounts. Other enhancements may include our shopping and credit card registration services, a travel newsletter or pharmacy, eyewear or entertainment discounts. The common carrier coverage is underwritten under group insurance policies with two third-party underwriters. We generally charge a financial institution client an initial fee to implement this program and monthly fees thereafter based on the number of customer accounts participating in that financial institution's program.

AD&D Insurance.    Through our Progeny subsidiary, we serve as an agent and third-party administrator for marketing accidental death and dismemberment insurance throughout the country to the customers of financial institutions. Progeny's insurance products and other services are offered primarily to customers of banks, credit unions, credit card issuers and mortgage companies. These products are primarily marketed through direct mail solicitations and telemarketing which generally offer $1,000 of accidental death and dismemberment insurance at no cost to the customers and the opportunity to choose additional coverage of up to $250,000. The annual premium generally ranges from $10 to $250 and we derive revenue primarily from commissions based on premiums received pursuant to agreements with the insurance carriers that issue the policies we market. Progeny also acts as an administrator for, and markets, term life and hospital accident insurance as well as a number of other insurance products Progeny is currently testing.

Long Term Care Insurance.    In June 2003, our Long Term Preferred Care subsidiary discontinued the marketing and sale of long term care insurance policies. We continue to derive revenue from commissions based on premiums received pursuant to agreements with the insurance carriers that issued the policies we sold. Our decision to discontinue the marketing and sale of long term care insurance policies was driven by changes in the long term care insurance market and our initiative to concentrate on core businesses. Even prior to discontinuing the marketing and sale of long term care insurance, the revenues derived from this business were immaterial. Although LTPC discontinued such marketing and sales activities, LTPC continues to provide customer service and related services to the existing block of insurance policies and policyholders.

Distribution Channels.    We market our products to consumers (i) of financial institutions or other associations through direct marketing; (ii) of financial institutions or other associations through a direct sales force, participating merchants or general advertising; and (iii) through companies and various other entities.

Growth.    Primary growth drivers include expanding our customer base to include a greater number of financial institutions and targeted non-financial partners. In addition, we are expanding the array of insurance products and services sold through the direct marketing channels to existing clients.

Competition.    Our checking account enhancement packages and services compete with similar services offered by other companies, including insurance companies and other third-party marketers such as Sisk Company, Generations Gold and Econ-O-Check Corporation. In larger financial institutions, we may also compete with a financial institution's internal marketing staff. Competition for the offering of our insurance products through financial institutions is growing and intense. Our competitors include other third-party marketers and large national insurance companies with established reputations that offer products with rates, benefits and compensation similar to ours.

Loyalty Solutions Business (1%, 1% and 2% of our revenue for 2003, 2002 and 2001, respectively)

Our Cims subsidiary operates our Loyalty Solutions Business and develops customer loyalty solutions and insurance products for the benefit of financial institutions and businesses in other industries. The primary customer loyalty solution offered to Cims clients is the loyalty package. Loyalty packages provide targeted consumers of client organizations with a "package" of benefits and services for the purpose of improving customer retention, attracting consumers to become customers of the client organization and encouraging them to buy additional services. For example, packages include discounted travel services such as discounts on vacation rentals, car rentals, travel insurance, timeshare weeks, cruises, hotels and airlines. As of December 31, 2003, Cims has expanded its membership base to approximately 18.9 million individuals. Cims clients include over 50 financial institutions throughout Europe, South Africa and Asia. Cims offers travel and real estate benefits and other services within its loyalty packages for the benefit of consumers. Cims also uses its internal insurance competencies and strategic relationships to provide insurance benefits to consumers. Cims derives fees from its financial institution and other corporate clients for its loyalty packages.

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

Tax Preparation Business (1%, 1% and 1% of our revenue for 2003, 2002 and 2001, respectively)

Our Jackson Hewitt subsidiary is the second largest tax preparation service system in the United States. In 2003, the Jackson Hewitt franchise system consisted of a 48-state network (and the District of Columbia) with over 4,200 offices operating under the trade name and service mark "Jackson Hewitt Tax Service." Office locations range from stand-alone store front offices to kiosk offices within Wal-Mart, Kmart Corporation, Simon Malls and General Growth Malls and other retail stores. Through the use of proprietary interactive tax preparation software, franchisees are engaged in the preparation and electronic filing of federal and state individual income tax returns. During 2003, the Jackson Hewitt system prepared over 2.8 million tax returns, which represented an increase of 13% from 2002. To complement tax preparation services, our franchisees also offer accelerated check refunds, assisted direct deposits, refund anticipation loans and related financial products to tax preparation customers through designated banks, as well as Gold Guarantee, our enhanced warranty product. In 2003, Jackson Hewitt launched a MasterCard branded stored-value card, the Jackson Hewitt CashCard which provides customers an additional payment option to conveniently receive their tax-related funds. Franchisees pay an initial franchise fee as well as royalty and marketing fees.

Through our Tax Services of America subsidiary we operated over 650 tax preparation offices in 2003 preparing over 350,000 tax returns through these offices.

Growth.    We believe growth in the tax preparation industry will come primarily from organic growth in franchised and corporate-owned offices, selling new franchises, the application of proven management techniques, and continued growth in new product and service offerings. We also intend to continue to acquire independent tax preparation firms and convert them to the Jackson Hewitt system.

Competition.    The tax preparation industry is highly competitive. There are a substantial number of tax preparation firms and accounting firms that offer tax preparation services. The industry is highly competitive with regard to price, service and quality. Our largest competitor, H&R Block, is a nationwide tax preparation service with more than 9,000 locations.

Individual Membership Business (4%, 4% and 8% of our revenue for 2003, 2002 and 2001, respectively)

Trilegiant Transaction.    On January 30, 2004, we terminated Trilegiant's right to market membership programs that we had previously licensed to Trilegiant Corporation in July 2001, terminated our license of the Trilegiant trademark and terminated our outsourcing arrangement whereby Trilegiant provided membership fulfillment services to our members. We will therefore be responsible for providing fulfillment services to our members. In connection with this transaction, we have hired substantially all Trilegiant employees, agreed to service Trilegiant's members and made a $13 million cash payment to Trilegiant as consideration for the early termination of the rights referred to above. Trilegiant has now changed its name to TRL Group, Inc. and we have renamed one of our subsidiaries Trilegiant Corporation. In connection with such transaction, we also acquired Trilegiant Loyalty Solutions, Inc., a wholly-owned subsidiary of TRL Group, for $20 million in cash. Trilegiant Loyalty Solutions offers wholesale loyalty enhancement services primarily to credit card issuers who make such services available to their credit card holders to foster increased product usage and loyalty and will serve as the administrator of our points database for our TripRewards Loyalty Program. We continue to own preferred stock of TRL Group, which is currently convertible, at any time at our option, into approximately 43% of TRL Group common stock (taken together with the shares of common stock currently held by us). As a result of this transaction, we now have managerial control of TRL Group through our majority representation on the TRL Group Board of Directors.

Our Individual Membership Business markets various clubs and services to individuals through joint marketing arrangements with various institutions such as banks, financial institutions, retailers, oil companies and Internet service providers. For a membership fee, we provide members with access to a variety of discounted products and services. Our programs offer consumers discounts on many brand categories along with shop-at-home convenience in such areas as retail merchandise, travel, automotive and home improvement. Participating institutions generally receive commissions on initial and renewal memberships, based on a percentage of the net membership fees. We also provide our products to such institutions on a wholesale or resale basis upon request. As of January 31, 2004, we serviced approximately 18.5 million memberships, approximately 8.3 million of which consist of our memberships and 10.2 million consist of members that we service on behalf of TRL Group.

We offer a variety of membership programs, including Shoppers Advantage, a discount shopping program; Travelers Advantage, a discount travel service program; AutoVantage, a program which offers preferred prices on new cars and discounts on maintenance, tires and parts; AutoVantage Gold, a program which provides a premium version of the AutoVantage service; Credit Card Guardian and Hot-Line, services which enable consumers to register their credit and debit cards to keep the account numbers securely in one place; PrivacyGuard and Credentials, services which provide monitoring of a member's credit history and access to driving records and medical files; Buyers Advantage, a service which extends manufacturer's warranties; CompleteHome, a service designed to save members time and money in maintaining and improving their homes; Family FunSaver Club, a program which provides the opportunity to purchase family travel services and other family related products at a discount; and HealthSaver, a program which provides discounts on prescription drugs, eyewear, eye care, dental care, selected health-related services and fitness equipment.

Growth.    Primary growth drivers include expanding our customer base to include a greater number of financial institutions and targeted non-financial partners. In addition, we are expanding the array of our products and services sold through the direct marketing channels to existing clients.

Competition.    The membership services industry is highly competitive. Competitors include membership services companies, such as MemberWorks Incorporated, as well as large retailers, travel agencies, insurance companies and financial service institutions, some of which have financial resources, product availability, technological capabilities or customer bases that may be greater than ours.

Financial Services Trademarks and Other Intellectual Property

The service marks "Jackson Hewitt" and "Jackson Hewitt Tax Service" and related marks and logos are material to Jackson Hewitt's business. We together with our franchisees actively use these marks. The trademarks and logos are registered (or have applications pending for registration) with the United States Patent and Trademark Office. We own the marks used in the Jackson Hewitt business. The service mark "Progeny Marketing Innovations" and its associated logo is material to Progeny's business. Progeny actively uses this mark which is registered in the United States Patent and Trademark Office. The Individual Membership Business trademarks and service marks listed above and related logos, together with the "Trilegiant" trademark, are material to the Individual Membership Business. The "Trilegiant" trademark and Individual Membership Business trademarks and logos are registered (or have applications pending for registration) with the United States Patent and Trademark Office. We own the material marks used in the Individual Membership Business.

Financial Services Seasonality

Substantially all of Jackson Hewitt franchisees' customers file their tax returns during the period from January through April of each year. As a result, nearly all franchise royalties are received during the first and second quarters, and Jackson Hewitt operates at a loss for the remainder of the year. These losses primarily reflect payroll of year-round personnel, the update of tax software and other costs relating to preparation for the subsequent tax season. The other businesses in our Financial Services segment generally are not seasonal.

Financial Services Employees

The businesses that make up our Financial Services segment employed approximately 5,500 people as of December 31, 2003. In connection with the Trilegiant transaction, we hired approximately 1,930 employees on January 30, 2004.

GEOGRAPHIC SEGMENTS

Financial data for geographic segments are reported in Note 27—Segment Information to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

REGULATION

Franchise Regulation.    The sale of franchises is regulated by various state laws, as well as by the Federal Trade Commission (the "FTC"). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. Although no assurance can be given, proposed changes in the FTC's franchise rule should have no adverse impact on our franchised businesses. A number of states require registration or disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our franchising operations have not been materially adversely affected by such existing regulation, we cannot predict the effect of any future federal or state legislation or regulation. Our franchisors may engage in certain lending transactions common in their respective industries that provide loans to franchisees as part of the sale of the franchise. Such transactions may require the franchisor to register under state laws governing business lenders. We cannot predict the effect of the impact of those laws or any decision not to register under such laws and cease offering such loans.

Real Estate Regulation.    The federal Real Estate Settlement Procedures Act ("RESPA") and state real estate brokerage laws restrict payments which real estate and mortgage brokers and other parties may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance, title insurance). Such laws may to some extent restrict preferred alliance and other arrangements involving our Real Estate Brokerage Franchise, Real Estate Brokerage, Settlement Services, Mortgage and Relocation Businesses. Our title insurance operations are subject to numerous state laws and regulations. Our Mortgage Business is also subject to numerous federal, state and local laws and regulations, including those relating to real estate settlement procedures, fair lending, fair credit reporting, truth in lending, federal and state disclosure and licensing. Our Settlement Services businesses are subject to various federal and state regulations including those promulgated by state departments of insurance and departments of corporations. Currently, there are local efforts in certain states, which could limit referral fees to our Relocation Business.

In addition, with respect to our Real Estate Brokerage Business, RESPA and similar state laws require timely disclosure of the relationships or financial interests between providers of real estate settlement services. Our Real Estate Brokerage Business is also subject to numerous federal, state and local laws and regulations that contain general standards for and prohibitions on the conduct of real estate brokers and sales associates, including those relating to licensing of brokers and sales associates, fiduciary and agency duties, administration of trust funds, collection of commissions, advertising and consumer disclosures. Under state law, our real estate brokers have the duty to supervise and are responsible for the conduct of their brokerage business.

Timeshare Exchange Regulation.    Our Timeshare Exchange Business, which includes RCI exchange programs and other exchange programs operated by our timeshare sales and marketing business, is subject to foreign, federal, state and local laws and regulations including those relating to taxes, consumer credit, environmental protection and labor matters. In addition, we are subject to state statutes in those states regulating timeshare exchange services, and must prepare and file annually certain disclosure guides with regulators in states where required. While our Timeshare Exchange Business is not subject to those state statutes governing the development of timeshare properties and the sale of timeshare interests, such statutes directly affect both our Timeshare Sales and Marketing Business (see below) and the other members and resorts that participate in the RCI exchange programs and other exchange programs operated by our Timeshare Sales and Marketing Business. Therefore, the statutes indirectly impact our Timeshare Exchange Business.

Timeshare Sales and Marketing Regulation.    Our Timeshare Sales and Marketing Business, which includes our resort management business, is subject to extensive regulation by the states and countries in which our resorts are located and in which its vacation ownership interests are marketed and sold. In addition, we are subject to federal legislation, including without limitation, the Federal Trade Commission Act and rules promulgated by the Federal Trade Commission thereunder, including the federal Telemarketing Sales Rule with its Do Not Call provisions; the Fair Housing Act; the Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to borrowers regarding the terms of their loans; the Real Estate Settlement Procedures Act and Regulation X promulgated thereunder which require certain disclosures to borrowers regarding the settlement and servicing of loans; the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination in the extension of credit on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act, the Telemarketing and Fraud and Abuse Prevention Act; the Gramm-Leach-Bliley Act and the Fair Credit Reporting Act, which address privacy of consumer financial information; and the Civil Rights Acts of 1964, 1968 and 1991. In Australia, we are regulated by the Australian Securities and Investments Commission.

Many states have laws and regulations regarding the sale of vacation ownership interests. The laws of most states require a designated state authority to approve a timeshare public report, a detailed offering statement describing the resort operator and all material aspects of the resort and the sale of vacation ownership interests. In addition, the laws of most states in which we sell vacation ownership interests grant the purchaser of such an interest the right to rescind a contract of purchase at any time within a statutory rescission period, which generally ranges from three to ten days. Furthermore, most states have other laws that regulate our timeshare sales and marketing activities, such as real estate licensing laws, travel sales licensing laws, anti-fraud laws, telemarketing laws, telephone solicitation laws including Do Not Call legislation and restrictions on the use of predictive dialers, prize, gift and sweepstakes laws, labor laws and various regulations governing access and use of our resorts by disabled persons.

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

Vehicle Rental and Fleet Leasing Regulation.    We are subject to federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, franchising, consumer credit, environmental protection and labor matters. The principal environmental regulatory requirements applicable to our vehicle and rental operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. We operate 466 Avis and Budget locations at which petroleum products are stored in underground or above ground tanks. We have instituted an environmental compliance program designed to ensure that these tanks are in compliance with applicable technical and operational requirements, including the replacement and upgrade of underground tanks to comply with the December 1998 EPA upgrade mandate and periodic testing and leak monitoring of underground storage tanks. We believe that the locations where we currently operate are in compliance, in all material respects, with such regulatory requirements.

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

We may be eligible for reimbursement or payment of remediation costs associated with future releases from its regulated underground storage tanks and have established funds to assist in the payment of remediation costs for releases from certain registered underground tanks. Subject to certain deductibles, the availability of funds, compliance status of the tanks and the nature of the release, these tank funds may be available to us for use in remediating future releases from our tank systems.

A traditional revenue source for the vehicle rental industry has been the sale of loss damage waivers, by which rental companies agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental period. Approximately 5% of our vehicle operations revenue during 2003 was generated by the sale of loss damage waivers. Approximately 40 states have considered legislation affecting the loss damage waivers. To date, 24 states have enacted legislation which requires disclosure to each customer at the time of rental that damage to the rented vehicle may be covered by the customer's personal automobile insurance and that loss damage waivers may not be necessary. In addition, in the late 1980's, New York enacted legislation which eliminated our right to offer loss damage waivers for sale and limited potential customer liability to $100. Pursuant to new legislation effective in 2003, New York permits the sale of loss damage waivers at a capped rate per day based on the vehicle's manufacturer's suggested retail price. Nevada and California have similar rules regarding fees for loss damage waivers.

We are also subject to regulation under the insurance statutes, including insurance holding company statutes, of the jurisdictions in which our insurance company subsidiaries are domiciled. These regulations vary from state to state, but generally require insurance holding companies and insurers that are subsidiaries of insurance holding companies to register and file certain reports including information concerning their capital structure, ownership, financial condition and general business operations with the state regulatory authority, and require prior regulatory agency approval of changes in control of an insurer and intercorporate transfers of assets within the holding company structure. Such insurance statutes also require that we obtain limited licenses to sell optional insurance coverage to our customers at the time of rental.

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

Marketing Regulation.    The products and services offered by our various businesses, including our Real Estate Brokerage, Timeshare Exchange, Timeshare Sales and Marketing, Loyalty/Insurance Marketing and Individual Membership Businesses, are marketed via a number of distribution channels, including direct mail, telemarketing and online. These channels are regulated on the state and federal levels and we believe that these activities will increasingly be subject to such regulation. Such regulation, including anti-fraud laws, consumer protection laws, privacy laws, telemarketing laws and telephone solicitation laws, may limit our ability to solicit new customers or to offer one or more products or services to existing customers. In addition to direct marketing, our Loyalty/Insurance Marketing Business is subject to various state and local regulations including, as applicable, those of state insurance departments. While we have not been materially adversely affected by existing regulations, we cannot predict the effect of any future foreign, federal, state or local legislation or regulation.

We are also aware of, and are actively monitoring the status of, certain proposed privacy-related state legislation that might be enacted in the future; it is unclear at this point what effect, if any, such state legislation might have on our businesses. A number of our businesses are significant users of email marketing to existing and prospective customers. It is unclear what effect, if any, legislation restricting such marketing practices would have on those businesses.

Some of our business units use sweepstakes and contests as part of their marketing and promotional programs. These activities are regulated primarily by state laws that require certain disclosures and providing certain assurances that the prizes will be available to the winners.

Global Distribution Services Regulation.    Our GDS business is subject to regulation primarily in the United States, the European Union ("EU") and Canada. However, each jurisdiction has announced plans to significantly reduce or eliminate the existing regulations as more fully discussed below.

Throughout 2003, each jurisdiction's rules were largely based on the same set of core premises: that a computerized reservation system must treat all participating airlines equally, whether or not they are owners of the system; that airlines owning computerized reservations systems must not discriminate against the computerized reservation systems they do not own; and that computerized reservation system relationships with travel agencies should not be an impediment to competition from other computerized reservation systems or to the provision of services to the traveler. The U.S. and EU rules have the greatest impact on us because of the volume of business transacted by us in those jurisdictions. Neither jurisdiction currently seeks to regulate computerized reservation system relationships with non-airline participants, such as hotel and car rental companies, although the EU rules allow computerized reservation systems to incorporate rail services into their displays and such rail services are therefore subject to certain sections of the EU rules.

Regulators in the United States, the European Union, and Canada have announced proposed changes to the existing rules. On December 31, 2003, the United States Department of Transportation approved a new set of abbreviated rules effective January 31 through July 31, 2004. After July 31, 2004, all GDS rules in the U.S. are scheduled to terminate unless otherwise extended. The new rules in effect in the United States until July 31, 2004 primarily 1) continue the existing ban upon display bias of flights made available to travel agents by GDSs; 2) continue the existing ban on certain contract clauses in contracts between GDSs and airlines; and 3) continue the existing ban on discriminatory loading of data into the GDS system.

The proposed EU rules have not yet been issued in draft form but are expected in 2004. The EU has advised that it is considering the elimination of many rules including the rules that require GDSs to treat all airlines and travel agents equally not only in terms of services offered but also with regard to fees charged. In addition, the EU has proposed the elimination of many rules relating to subscribers as well as the rule that requires an airline that owns a GDS to treat all GDSs equally. The Company has actively provided its views to the EU commission and plans to comment on the draft rules when issued.

On October 24, 2003, the Canadian government published a proposed revision of its GDS rules. The proposed revision eliminated several rules and modified several others. However, on February 9, 2004, Canada hosted an industry meeting to discuss whether GDS regulations were required any longer in view of the deregulation of the GDS industry in the United States. The new rules, if any, will not become effective until sometime in 2004.

Travel Agency Regulation.    The products and services we provide are subject to various federal, state and local regulations. We must comply with laws and regulations relating to our sales and marketing activities, including those prohibiting unfair and deceptive advertising or practices. Our travel service is subject to laws governing the offer and/or sale of travel products and services, including laws requiring us to register as a "seller of travel," to comply with disclosure. In addition, many of our travel suppliers are heavily regulated by the United States and other governments and we are indirectly affected by such regulation.

EMPLOYEES

As of December 31, 2003, we employed approximately 87,000 people. We have approximately 6,500 U.S. employees and 700 international employees covered under collective bargaining arrangements. Management considers our employee relations to be satisfactory and does not anticipate any material interruptions to operations from labor disputes.

ITEM 2.    PROPERTIES

Our principal executive offices are located in leased space at 9 West 57th Street, New York, NY 10019 with a lease term expiring in 2013. Many of our general corporate functions are conducted at leased offices at One Campus Drive, 7 Sylvan Way, 6 Sylvan Way, 1 Sylvan Way and 10 Sylvan Way, Parsippany, New Jersey 07054. Executive offices are also located at Landmark House, Hammersmith Bridge Road, London, England W69EJ.

Real Estate Franchise Business.    Our Real Estate Franchise Business conducts its main operations at our leased offices at One Campus Drive in Parsippany, New Jersey. There are also leased facilities at regional offices located in Atlanta, Georgia, Mission Viejo, CA; Chicago, IL and Scottsdale, AZ.

Real Estate Brokerage Business.    Our Real Estate Brokerage Business leases over 6.7 million square feet of domestic office space under 1,293 leases. Its corporate headquarters are located at 339 Jefferson Road, Parsippany, New Jersey pursuant to leases expiring in 2005 and 2007. NRT leases approximately 22 facilities under 33 leases serving as regional headquarters; 71 facilities serving as location administration, training facilities or storage, and approximately 955 offices under approximately 1,118 leases serving as brokerage sales offices. These offices are generally located in shopping centers and small office parks, generally with lease terms of five years. In addition, there are 71 leases representing vacant office space, principally as a result of acquisition-related brokerage sales office consolidations.

Settlement Services Business.    Our Settlement Services Business conducts its main operations at a leased facility in Moorestown, New Jersey under a lease expiring in 2004 and has leased regional and branch offices in fourteen states.

Mortgage Business.    Our Mortgage Business has centralized its operations to one main area occupying various leased offices in Mt. Laurel, New Jersey for a total of approximately 900,000 square feet. The lease terms expire in 2004, 2006, 2008, 2013 and 2022. Our Mortgage Business has recently entered into a lease for a new building, also in the Mt. Laurel area, which is anticipated to be completed and occupied in 2004. The new lease expires in 2014. There is a second area of centralized offices in Jacksonville, Florida, where space is occupied pursuant to two leases expiring in 2005 and 2008. In addition, there are approximately 24 smaller regional offices located throughout the United States.

Relocation Business.    Our Relocation Business has its main corporate operations in two leased buildings in Danbury, Connecticut with lease terms expiring in 2004 and 2008. There are also five leased regional offices located in Mission Viejo and Walnut Creek, California; Chicago, Illinois; Irving, Texas and Bethesda, Maryland, which provide operation support services. Facilities referred to in the preceding sentence are pursuant to leases that expire in 2013, 2005, 2004, 2008 and 2005, respectively. International offices are located in Swindon and Hammersmith, United Kingdom; Melbourne and Sydney, Australia; Hong Kong and Singapore pursuant to leases that expire in 2012, 2017, 2005, 2005, 2004 and 2004, respectively.

Lodging Franchise Business.    Our Lodging Franchise Business leases space for its reservations centers and data warehouse in Aberdeen, South Dakota; Knoxville, Tennessee and St. John, New Brunswick, Canada pursuant to leases that expire in 2004, 2007, and 2013 respectively. In addition, our lodging and real estate businesses share approximately four leased office spaces within the United States and have one vacant property in Phoenix, Arizona with a lease expiring in 2007.

Timeshare Exchange Business.    Our Timeshare Exchange Business has six properties which we own. The most significant owned properties for this business are call centers in Carmel, Indiana; Cork, Ireland and Kettering, UK. Our Timeshare Exchange Business also has approximately seven leased offices located within the United States and approximately 43 additional leased spaces in various countries outside the United States.

Timeshare Sales and Marketing Business.    Our Timeshare Sales and Marketing Business owns a facility in Redmond, Washington and leases space for call center and administrative functions in Syracuse, New York; Bellevue, Washington; Las Vegas, Nevada; Margate, Florida and Orlando, Florida, pursuant to leases expiring in 2005, 2006, 2007, 2010 and 2012, respectively. In addition, approximately 113 marketing and sales offices are leased throughout the United States and nine offices are leased internationally.

Vacation Home Rental Business.    Our Vacation Home Rental Business operations are managed in two owned locations (Earby, England and Monterrigioni, Italy) and three leased locations (Leeds, England; Copenhagen, Denmark and Hamburg, Germany). Our leased locations operate pursuant to leases that expire in 2004, 2005 and 2006, respectively. We intend to vacate the leased location expiring in 2004.

Travel Distribution Business.    Our travel distribution business has three properties, which we own: a data center in Greenwood, Colorado; a facility in Atlanta, Georgia and a call center in Lakeport, California, which is currently vacant. Our travel distribution business also leases 16 additional facilities within the United States that function as call centers or fulfillment or sales offices, and 46 additional properties in various countries outside the United States, which function as administration, sales, call center and fulfillment offices. Our travel distribution businesses leases have various expiration dates.

Vehicle Rental Operations and Franchise Businesses.    Our Vehicle Services segment owns a facility in Virginia Beach, Virginia, which serves as a satellite administrative facility for our car rental operations. Office space is also leased in Orlando, Florida; Redding, California; Denver, Colorado; Wichita Falls, Texas; Tulsa, Oklahoma; and Federicton, Canada pursuant to leases expiring in 2005, 2011, 2007, 2010, 2006, and 2009, respectively. Budget offices at Carrollton, Texas and LeMoore, California have been recently closed and are therefore vacant. These spaces are subject to leases expiring in 2016 and 2010, respectively. In addition, there are approximately 19 leased office locations in the United States.

We lease or have vehicle rental concessions for both the Avis and Budget brands at multiple locations throughout the world. Avis operates 738 locations in the United States and 244 locations outside the United States. Of those locations, 233 in the United States and 78 outside the United States are at airports. Budget operates at 550 locations in the United States of which 127 are at airports. Budget also operates at 75 locations outside the United States. Typically, an airport receives a percentage of vehicle rental revenues, with a guaranteed minimum. Because there is a limit to the number of vehicle rental locations in an airport, vehicle rental companies frequently bid for the available locations, usually on the basis of the size of the guaranteed minimums.

Commercial Fleet Management Services Business.    PHH Arval leases office space and marketing centers in six locations in Canada. PHH Arval maintains a headquarters office in Hunt Valley, Maryland pursuant to a lease expiring in the first quarter of 2004. At that time, these functions will be relocated to a new 210,000 square foot office in Sparks, Maryland, which has a lease expiring in 2014. In addition, Wright Express leases office space in Portland, Maine and Salt Lake City, Utah, under leases expiring in 2006, 2007, 2008, 2012 and 2004.

Loyalty/Insurance Marketing Business.    Our Loyalty/Insurance Marketing Business leases three domestic office spaces in Franklin, Tennessee with lease terms ending in 2006 and 2009.

Loyalty Solutions.    Our Loyalty Solutions Business leases 11 locations internationally that function as sales and administrative offices for Cims with the main office shared with our travel distribution business in Langley, England.

Tax Preparation Business.    Our Tax Preparation Business leases a facility in Sarasota, Florida.

Individual Membership Business.    Our Individual Membership Services Business leases 115,000 square feet in Norwalk, Connecticut under a lease expiring in 2014. Administrative offices are located in Dublin, Ohio pursuant to a lease expiring in 2008 and call center functions are located in an owned facility in Cheyenne, WY and a leased facility in Westerville, OH with a lease expiring in 2005. In addition, two offices are located in Trumbull, CT with leases expiring in 2005 housing data center and production center functions.

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

In re Cendant Corporation Litigation, Master File No. 98-1664 (WHW) (D.N.J.) (the "Securities Action"), is a consolidated class action brought on behalf of all persons who acquired securities of the Company and CUC, except our PRIDES securities, between May 31, 1995 and August 28, 1998. Named as defendants are the Company; twenty-eight current and former officers and directors of the Company, CUC and HFS; and Ernst & Young LLP, CUC's former independent accounting firm.

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

On December 7, 1999, we announced that we had reached an agreement to settle claims made by class members in the Securities Action for approximately $2.85 billion in cash. This settlement received all necessary court approvals and was fully funded by us on May 24, 2002.

On January 25, 1999, the Company asserted cross-claims against Ernst & Young alleging that Ernst & Young failed to follow professional standards to discover and recklessly disregarded the accounting irregularities, and is therefore liable to the Company for damages in unspecified amounts. The cross-claims assert claims for breaches of Ernst & Young's audit agreements with the Company, negligence, breaches of fiduciary duty, fraud, and contribution.

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

On March 17, 1999, we entered into an agreement to settle the claims of class members in the PRIDES Action who purchased PRIDES securities on or prior to April 15, 1998 ("eligible persons"). The settlement did not resolve claims based upon purchases of PRIDES after April 16, 1998 and, as of December 31, 2001, other than Welch & Forbes, Inc. v. Cendant Corp., et al., which is previously discussed, no purchasers of PRIDES securities after April 16, 1998 have instituted proceedings against us.

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

In Re Homestore.com Securities Litigation, No. 10-CV-11115 (MJP) (U.S.D.C., C.D. Cal.). On November 15, 2002, Cendant and Richard A. Smith, one of our officers, were added as defendants in a purported class action. The 26 other defendants in such action include Homestore.com, Inc., certain of its officers and directors and its auditors. Such action was filed on behalf of persons who purchased stock of Homestore.com (an Internet-based provider of residential real estate listings) between January 1, 2000 and December 31, 2001. The complaint in this action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act based on purported misconduct in connection with the accounting of certain revenues in financial statements published by Homestore during the class period. On January 10, 2003, we, together with Mr. Smith, filed a motion to dismiss plaintiffs' claims for failure to state a claim upon which relief could be granted. On March 7, 2003, the court granted our motion and dismissed the complaint, as against us and Mr. Smith, with prejudice. On April 14, 2003, plaintiffs filed a motion for an order certifying an issue for interlocutory appeal, which the court denied on July 11, 2003.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price on Common Stock

Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CD". At February 23, 2004, the number of stockholders of record was approximately 8,732. The following table sets forth the quarterly high and low sales prices per share of CD common stock as reported by the NYSE for 2003 and 2002.

2003	High	Low
First Quarter	$13.95	$10.56
Second Quarter	18.39	12.67
Third Quarter	19.30	16.94
Fourth Quarter	22.30	18.37
2002	High	Low
First Quarter	$19.99	$15.35
Second Quarter	19.03	15.15
Third Quarter	15.66	10.75
Fourth Quarter	12.88	9.04

On February 27, 2004, the last sale price of our CD common stock on the NYSE was $22.70 per share.

Dividend Policy

We will pay a cash dividend on our common stock beginning on March 16, 2004 to holders of record as of February 23, 2004. The initial quarterly dividend of $0.07 per share was approved by our Board of Directors on February 11, 2004. Future dividends will depend upon our earnings, financial condition and other factors. We did not pay cash dividends on our common stock in fiscal years 2002 and 2003.

ITEM 6.    SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(In millions, except per share data)
Results of Operations
Net revenues	$18,192	$14,187	$8,693	$4,320	$5,755

Income (loss) from continuing operations	$1,465	$1,051	$342	$567	$(307)
Income (loss) from discontinued operations, net of tax	—	(205)	81	91	252
Cumulative effect of accounting changes, net of tax	(293)	—	(38)	(56)	—

Net income (loss)	$1,172	$846	$385	$602	$(55)

Per Share Data
CD Common Stock
Income (loss) from continuing operations:
Basic	$1.44	$1.03	$0.37	$0.79	$(0.41)
Diluted	1.41	1.01	0.36	0.77	(0.41)
Income (loss) from discontinued operations:
Basic	$—	$(0.20)	$0.10	$0.13	$0.34
Diluted	—	(0.20)	0.09	0.12	0.34
Cumulative effect of accounting changes:
Basic	$(0.29)	$—	$(0.05)	$(0.08)	$—
Diluted	(0.28)	—	(0.04)	(0.08)	—
Net income (loss):
Basic	$1.15	$0.83	$0.42	$0.84	$(0.07)
Diluted	1.13	0.81	0.41	0.81	(0.07)
Financial Position
Total assets	$39,037	$35,897	$33,544	$15,153	$15,412
Assets under management and mortgage programs	17,593	15,180	12,054	2,999	2,805
Total long-term debt, excluding Upper DECS	5,139	5,601	6,132	1,948	2,845
Upper DECS	863	863	863	—	—
Debt under management and mortgage programs (*)	14,785	12,747	9,844	2,040	2,314
Mandatorily redeemable preferred interest in a subsidiary	—	375	375	375	—
Mandatorily redeemable preferred securities issued by subsidiary holding solely senior debentures issued by the Company	—	—	—	1,683	1,478
Stockholders' equity	10,186	9,315	7,068	2,774	2,206

(*)
Includes related-party debt due to AESOP Funding II, LLC. See Note 16 to our Consolidated Financial Statements.

In presenting the financial data above in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported. See "Critical Accounting Policies" under Item 7 included elsewhere herein for a detailed discussion of the accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

During 2003, we consolidated a number of entities pursuant to Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities," and/or as a result of amendments to the underlying structures of certain of the facilities we use to securitize assets. See Notes 2, 16 and 17 to the Consolidated Financial Statements for more information.

See Note 10 to the Consolidated Financial Statements for a detailed discussion of restructuring and other unusual charges recorded for the years ended December 31, 2003, 2002 and 2001. During 2000 and 1999, we recorded restructuring and other unusual charges of $109 million and $117 million, respectively. Additionally, in 1999 we recorded a charge of approximately $2.9 billion in connection with the settlement of our class action securities litigation. We also recorded net gains on the dispositions of businesses of approximately $1.1 billion during 1999 primarily related to the disposition of our former fleet businesses.

During 2002 and 2001, we completed a number of acquisitions, which materially impacted our results of operations and financial position. See Note 4 to our Consolidated Financial Statements for a detailed discussion of such acquisitions and the pro forma impact thereof on our results of operations. Additionally, during 2002 we adopted the non-amortization provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Accordingly, our results of operations for 2001, 2000 and 1999 reflect the amortization of goodwill and indefinite-lived intangible assets, while our results of operations for 2003 and 2002 do not reflect such amortization. See Note 5—Intangible Assets to our Consolidated Financial Statements for a pro forma disclosure depicting our results of operations during 2001 after applying the non-amortization provisions of SFAS No. 142.

Income (loss) from discontinued operations, net of tax includes the after tax results of discontinued operations and the gain (loss) on disposal of discontinued operations. See Notes 1 and 3 to our Consolidated Financial Statements for detailed information regarding discontinued operations.

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

We are one of the foremost providers of travel and real estate services in the world. Our businesses provide consumer and business services primarily in the travel and real estate services industries, which are intended to complement one another and create cross-marketing opportunities both within and among our following five business segments.

  •
  Real Estate Services—franchises the real estate brokerage businesses of our three residential and one commercial brands, provides real estate brokerage services under our real estate brands, provides home buyers with mortgages and title insurance, appraisal review and closing services and facilitates employee relocations;
  •
  Hospitality Services—facilitates the sale and development of vacation ownership interests, provides consumer financing to individuals purchasing these interests, facilitates the exchange of vacation ownership interests, franchises our nine lodging brands and markets vacation rental properties in Europe;
  •
  Travel Distribution Services—provides primarily global distribution services for the travel industries and travel agency services;
  •
  Vehicle Services—operates and franchises our vehicle rental brands and provides commercial fleet management and fuel card services;
  •
  Financial Services—provides financial institution enhancement products and insurance-based and loyalty solutions, operates and franchises tax preparation offices and provides a variety of membership programs.

Our management team is committed to building long-term value through operational excellence. Historically, a significant portion of our growth had been generated through strategic acquisitions of businesses that have strengthened our position in the travel and real estate services industries and furthered our strategy of building a hedged and diversified portfolio of businesses. Now that we have assembled our vertically integrated portfolio of businesses, we have sharply curtailed the pace of acquisitions and have emphasized organic growth and cash flow generation as principal objectives in achieving operational excellence and building long-term value. In 2003, our spending on new acquisitions aggregated only $149 million in cash. Although we remain highly disciplined in our acquisition activity, we may augment organic growth through the select acquisition of (or possible joint venture with) complementary businesses primarily in the real estate and travel services industries. We expect to fund the purchase price of any such acquisition with cash generated by our core operations and/or available lines of credit. We also routinely review and evaluate our portfolio of existing businesses to determine if they continue to meet our growth objectives and, from time to time, engage in discussions concerning possible divestitures, joint ventures and related corporate transactions to redirect our portfolio of businesses to achieve company-wide objectives.

We are steadfast in our commitment to deploy our cash to increase shareholder value. To this end, in late 2002, we initiated a corporate debt reduction program with the goal of decreasing our outstanding corporate indebtedness by $2 billion. We completed the first phase of this program during first quarter 2003, which was to replace current maturities of corporate indebtedness with longer-term debt, and we are well into the second phase of the program where as of December 31, 2003 we have already reduced our outstanding corporate indebtedness by over $800 million. We further reduced our outstanding indebtedness by $430 million in February 2004 as a result of the conversion of our zero coupon senior convertible notes. We intend to use the cash that otherwise would have been used to redeem these notes to repurchase a corresponding number of shares of our CD common stock in the open market. We also plan to use call provisions and maturities wherever possible rather than paying a significant premium to repurchase our debt in the open market. See "Liquidity and Capital Resources—Financial Obligations" for more information regarding our corporate indebtedness. During 2003, we repurchased approximately 64.5 million shares of our common stock at an average price of $17.04 and through February 27, 2004, we repurchased another 20.7 million shares of our common stock at an average price of $22.79. Beginning in first quarter 2004, we will return additional value to our shareholders through the payment of a quarterly cash dividend of seven cents per share (28 cents per share annually) and, while no assurances can be given, we expect to increase this dividend over time as our earnings and cash flow grow.

While the war in Iraq, SARS and other factors dampened organic growth in our travel-related businesses in 2003, we have demonstrated our ability to achieve organic earnings and cash flow growth for the company as a whole, particularly due to the strong operating results within our real estate services businesses, which benefited from greater mortgage loan refinancing activity and increased home sales volume across both our franchised and owned brokerage operations. Although no assurances can be given, we currently believe that a decrease in mortgage refinancing activity resulting from an expected rise in interest rates during 2004 should be more than offset by organic growth in our other businesses. We also expect that organic growth will benefit in the future from our ongoing investment in technology and from cross-selling opportunities across the company.

RESULTS OF OPERATIONS—2003 vs. 2002

Our consolidated results from continuing operations comprised the following:

	2003	2002	Change
Net revenues	$18,192	$14,187	$4,005

Total expenses	15,961	12,570	3,391

Income before income taxes, minority interest and equity in Homestore	2,231	1,617	614
Provision for income taxes	745	544	201
Minority interest, net of tax	21	22	(1)

Income from continuing operations	$1,465	$1,051	$414

Net revenues and total expenses increased approximately $4.0 billion (28%) and $3.4 billion (27%), respectively, during 2003 principally due to the acquisitions of the following businesses, which contributed revenues and expenses (including depreciation and amortization expense) for the period January 1, 2003 through the anniversary date of the acquisition (the "Pre-Anniversary" period), as follows:

Acquired Business	Date of Acquisition	Pre-Anniversary Net Revenues	Pre-Anniversary Total Expenses
NRT Incorporated (a)	April 2002	$1,023	$1,072
Trendwest Resorts, Inc. (b)	April 2002	169	150
Net assets of Budget Group, Inc. (c)	November 2002	1,585	1,610

Total Contributions		$2,777	$2,832

(a)
Represents NRT and NRT's significant brokerage acquisitions subsequent to our ownership. Principally reflects the results of operations from January 1 through April 16, 2003 (the corresponding period during which these businesses were not included during 2002).
(b)
Reflects the results of operations from January 1 through April 30, 2003 (the corresponding period during which this business was not included during 2002).
(c)
Principally reflects the results of operations from January 1 through November 22, 2003 (the corresponding period during which this business was not included during 2002).

The above table reflects the net revenues and total expenses of the NRT, Trendwest and Budget businesses from January 1, 2003 to the anniversary date of our acquisitions thereof and, for NRT and Trendwest, are not indicative of the full year operating results contributed by these businesses. The amounts for NRT reflect the seasonality of the real estate brokerage business whereby the operating results are typically weakest in the early part of the calendar year and strengthen in the second and third quarters (which are not reflected in the above amounts, as NRT was acquired on April 17, 2002). The amounts for Budget include acquisition and integration-related costs, which were substantially incurred in the first year following the acquisition date; however, the benefits resulting from such costs are not realized until future periods. The integration of Budget represents a significant growth opportunity in future periods and is proceeding according to plan.

In addition to the contributions made by the aforementioned acquired businesses, revenues and expenses also increased during 2003 from (i) organic growth in our real estate services businesses, especially our real estate brokerage and mortgage businesses (even after adjusting for the $275 million non-cash provision for impairment of our mortgage servicing rights asset, which we recorded in 2002 and discuss in greater detail below under "Real Estate Services") and (ii) the consolidation of Trilegiant Corporation, which contributed incremental revenues and expenses (after elimination entries) of $200 million and $205 million, respectively. The growth in our mortgage and real estate brokerage businesses also contributed to the increase in total expenses as we incurred additional expenses to support the continued high level of mortgage loan production, related servicing activities and home sale transactions. The increases in total expenses were partially offset by a reduction of $231 million in acquisition and integration related costs primarily due to the amortization in 2002 of the pendings and listings intangible asset acquired as part of the acquisition of NRT, which was amortized over the closing period of the underlying contracts (approximately five months). In addition, total expenses benefited by a $92 million reduction in litigation and related charges. Our overall effective tax rate decreased to 33.4% for 2003 from 33.6% for 2002 primarily due to the utilization of capital loss carryforwards and lower taxes on foreign earnings, partially offset by an increase in state taxes, taxes on the redemption of our $375 million mandatorily redeemable preferred interest and other non-deductible items. As a result of the above-mentioned items, income from continuing operations increased $414 million (39%).

Discussed below are the results of operations for each of our reportable segments. Management evaluates the operating results of each of our reportable segments based upon revenue and "EBITDA," which is defined as income from continuing operations before non-program related depreciation and amortization, non-program related interest, amortization of pendings and listings, income taxes, minority interest and, in 2001, losses related to equity in Homestore. On January 1, 2003, we changed the performance measure we use to evaluate the operating results of our reportable segments and, as such, the information presented below for 2002 has been revised to reflect this change. Our presentation of EBITDA may not be comparable to similar measures used by other companies.

	Revenues			EBITDA
	2003	2002	% Change	2003	2002	% Change
Real Estate Services	$6,720	$4,687	43%	$1,272	$832	53%
Hospitality Services	2,523	2,180	16	633	625	1
Travel Distribution Services	1,659	1,695	(2)	459	526	(13)
Vehicle Services	5,851	4,274	37	442	408	8
Financial Services	1,401	1,325	6	363	450	(19)

Total Reportable Segments	18,154	14,161	28	3,169	2,841	12
Corporate and Other (a)	38	26	*	(35)	(198)	*

Total Company	$18,192	$14,187	28%	3,134	2,643

Less: Non-program related depreciation and amortization				518	466
Non-program related interest expense, net				307	262
Early extinguishment of debt				58	42
Amortization of pendings and listings				20	256

Income before income taxes, minority interest and equity in Homestore				$2,231	$1,617

*
Not meaningful.
(a)
Includes the results of operations of our non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

Real Estate Services

Revenues and EBITDA increased $2,033 million (43%) and $440 million (53%), respectively, in 2003 compared with 2002, reflecting growth across all of our real estate businesses.

Revenues and EBITDA were primarily impacted by increased production volume and servicing revenues at our mortgage business and by the April 17, 2002 acquisition of NRT, our real estate brokerage subsidiary, and subsequent acquisitions by NRT of other real estate brokerages.

Revenues from mortgage-related activities grew $545 million (113%) in 2003 compared with 2002 due to a significant increase in mortgage loan production, partially offset by an increase in amortization of the mortgage servicing rights ("MSR") asset, as comparatively lower interest rates during 2003 resulted in record levels of mortgage refinancing activity. Revenues and EBITDA in 2002 were adversely impacted by a $275 million non-cash provision for impairment of our MSR asset. Declines in interest rates at such time resulted in increases to our current and estimated future loan prepayment rates and a corresponding provision for impairment against the value of our MSR asset. Excluding the $275 million non-cash MSR impairment provision in 2002, revenues from mortgage-related activities increased $270 million (56%) in 2003.

Revenues from mortgage loan production increased $433 million (49%) in 2003 compared with the prior year and were derived from growth in our fee-based mortgage origination operations (in which we broker or are outsourced mortgage origination activity for a fee) and a 56% increase in the volume of loans that we sold. We sold $59.5 billion of mortgage loans in 2003 compared with $38.1 billion in 2002, generating incremental production revenues of $330 million. In addition, production revenues generated from our fee-based mortgage-origination activity increased $103 million (41%) as compared with 2002. Production fee income on fee-based loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenues at the time of sale (within 60 days after closing). Accordingly, our production revenue in any given period is driven by a mix of mortgage loans closed and mortgage loans sold. Total mortgage loans closed increased $24.4 billion (41%) to $83.7 billion in 2003, comprised of a $21.9 billion (57%) increase in closed loans to be securitized (sold by us) and a $2.5 billion (12%) increase in closed loans that were fee-based. Refinancings increased $18.1 billion (59%) to $48.7 billion and purchase mortgage closings grew $6.3 billion (22%) to $35.0 billion.

Net revenues from servicing mortgage loans increased $112 million primarily due to the $275 million non-cash provision for impairment of our MSR asset recorded in 2002, as discussed above. Apart from this impairment charge, net servicing revenues declined $163 million primarily due to a period-over-period increase in MSR amortization and provision for impairment (recorded as a contra revenue) of $246 million, partially offset by $48 million of incremental gains from hedging and other derivative activities. The increase in MSR amortization and provision for impairment is a result of the high levels of refinancings and related mortgage loan prepayments that occurred in 2003 due to low mortgage interest rates during 2003. The incremental gains from hedging and other derivative activities resulted from our strategies to protect earnings in the event that there was a decline in the value of our MSR asset, which can be caused by, among other factors, reductions in interest rates, as such reductions tend to increase borrower prepayment activity. In addition, recurring servicing fees (fees received for servicing existing loans in the portfolio), increased $33 million (8%) driven by a 16% period-over-period increase in the average servicing portfolio, which rose to $122.9 billion in 2003.

Interest rates have risen from their lows in the earlier part of 2003 and, as a result, in fourth quarter 2003 mortgage refinancing volume and resulting net production revenues comparatively declined. This decline in mortgage production revenues has been partially offset by an increase in revenues from mortgage servicing activities. Assuming interest rates remain constant or continue to rise, although no assurances can be given, we expect this trend (lower production revenue, partially offset by increased servicing revenue, net of hedging and other derivative activity) to continue during 2004. Historically, mortgage production and mortgage servicing operations have been counter-cyclical in nature and represented a naturally offsetting relationship. Additionally, to supplement this relationship, we have maintained a comprehensive, non-speculative mortgage risk management program to further mitigate the impact of fluctuations in interest rates on our operating results.

We acquired NRT (inclusive of its title and closing business, which are now included in our settlement services business) on April 17, 2002 and, in addition, NRT acquired real estate brokerage businesses subsequent to our ownership. The operating results of NRT and its significant acquisitions were included from their acquisition dates forward and, therefore, contributed $1,023 million of revenues and an EBITDA decline of $21 million during the Pre-Anniversary period in 2003. The EBITDA decline is reflective of the seasonality of the real estate brokerage business, whereby the operating results are typically weakest in the early part of the calendar year and strengthen in the second and third quarters. Excluding the impact of NRT's brokerage acquisitions, NRT generated incremental net revenues of $280 million, a 10% increase in the comparable post-acquisition periods in 2003 versus 2002. The increase in NRT's revenues was substantially comprised of incremental commission income on home sale transactions, primarily due to a 10% increase in the average price of homes sold. Real estate agent commission expenses also increased $180 million as a result of the incremental revenues earned on home sale transactions. During 2002, prior to our acquisition of NRT, we received royalty and marketing fees from NRT of $66 million, real estate referral fees of $9 million, and a $16 million termination fee related to a franchise agreement under which NRT operated brokerage offices under our ERA real estate brand. We also had a preferred stock investment in NRT, which generated dividend income of $10 million prior to our acquisition in 2002. In addition, revenues in 2003 benefited from $82 million (with no impact on EBITDA) relating to certain accounting reclassifications made in 2003 primarily in connection with the merger of our pre-existing title and closing businesses with and into the larger-scale title and appraisal business of NRT. Upon combining such businesses, we changed certain accounting presentations used by our pre-existing businesses to conform to the presentations used by NRT. Excluding such reclassifications, our settlement services business generated incremental revenues of $65 million compared with 2002. Title, appraisal and other closing fees all increased due to higher volumes, consistent with the growth in the mortgage origination markets through the first nine months of 2003, as well as cross-selling initiatives.

On a comparable basis, including royalties paid by NRT to our real estate franchise business, our real estate franchise business generated year-over-year incremental royalties and marketing fund revenues of $77 million in 2003, an increase of 12% over 2002. NRT contributed $303 million of royalties to our real estate franchise business in 2003 and $274 million of royalties in 2002, of which $208 million was contributed after our acquisition of NRT. The increase in royalties and marketing fund revenues within our real estate franchise business was principally driven by a 7% increase in volume of home sale transactions and a 9% increase in the average price of homes sold. Royalty increases in the real estate franchise business are recognized with little or no corresponding increase in expenses due to the significant operating leverage within our franchise operations.

Excluding the impact from our acquisition of NRT, NRT's significant acquisitions and NRT's real estate agent commission expenses (discussed above), operating and administrative expenses within this segment increased approximately $295 million compared to 2002 primarily due to the direct costs incurred in connection with increased mortgage loan production and related servicing activities.

Hospitality Services

Revenues and EBITDA increased $343 million (16%) and $8 million (1%), respectively, in 2003 compared with 2002. We completed the acquisitions of Trendwest, a leading vacation ownership company, in June 2002 (90% was acquired in April 2002); Equivest Finance, Inc. in February 2002; and several European vacation rental companies during 2002. The operating results of the acquired companies were included from the acquisition dates forward and therefore were incremental for the portions of 2003 that were pre-acquisition periods in 2002. Accordingly, Trendwest, Equivest, and the acquired vacation rental companies contributed incremental revenues of $169 million, $8 million and $53 million, respectively, and EBITDA of $23 million, $2 million and $15 million, respectively, in 2003 compared with 2002. In February 2003, we acquired the common interests of FFD Development Company, LLC ("FFD"), the primary developer of timeshare inventory for our Fairfield Resorts subsidiary. The operating results of FFD were included from the acquisition date forward and were not significant to our segment results subsequent to our acquisition. Prior to our acquisition, we owned a preferred stock investment in FFD, which accrued a dividend, and we also received additional fees from FFD for providing various support services. Accordingly, prior to our acquisition, FFD contributed revenues and EBITDA of $16 million and $4 million, respectively, to 2002 results.

Excluding the impact from acquisitions described above, revenues in 2003 increased $129 million (6%) while EBITDA declined $28 million (5%) and the EBITDA margin (EBITDA as a percentage of revenues) dropped from 29% in 2002 to 25% in 2003. The reduction in EBITDA margin was driven principally by a shift in the mix of business operations comprising segment results in 2003 compared with 2002 and a reduction in travel demand during 2003 due to the military conflict in Iraq as well as economic pressures, which contributed to suppressing volumes within certain of our hospitality businesses.

Despite a challenging travel environment, revenues from sales of vacation ownership interests ("VOIs") in our timeshare sales and marketing business increased $103 million in 2003, an 11% increase over 2002. This increase was driven primarily by a 4% increase in tour flow and a 3% increase in the average revenue generated per tour at our timeshare resort sites. The growth in our timeshare sales and marketing businesses positively impacted the segment results and also contributed to a lower year-over-year segment EBITDA margin, as this business typically operates with lower margins than our lodging franchise and timeshare exchange businesses, which have greater operating leverage. Net interest income generated from the financing extended to VOI buyers decreased $8 million as the effects of growth in the loan portfolio were more than offset by the impact of consolidating our principal timeshare securitization structure in September 2003 and, at such time, no longer recording gains on the sale of receivables to such entity (see Note 16 to our Consolidated Financial Statements). Timeshare subscription and exchange fee revenues within our timeshare exchange business increased $36 million (8%), primarily due to a 13% increase in the average fee per exchange, which was partially offset by a 3% reduction in the volume of exchange transactions. The increase in the average exchange fee includes a favorable yield on increased rentals of excess RCI vacation interval inventory to RCI members in 2003 compared with 2002.

Royalties and marketing and reservation fund revenues within our lodging franchise operations declined $8 million (2%) in 2003 due to a 5% decline in the number of weighted average rooms available following our decision to terminate from our franchise system certain properties that were not meeting required standards. However, such quality control initiatives also contributed to an increase in the occupancy levels and average daily room rates at our lodging brands, and, as a result, revenue per available room increased 2% period-over-period and partially offset the impact on royalties from the reduction in available rooms. Our lodging franchise business and our franchisees were unfavorably impacted by the weaker travel environment, as previously discussed, and as a result, during 2003, we recorded an incremental $6 million of non-cash expenses related to the doubtful collectability of certain franchisee receivables. In addition, although revenues and EBITDA were nominally impacted on a consolidated basis, preferred alliance revenues within this segment declined $19 million in 2003 due to a change in the allocation of such revenues. Revenues received from preferred vendors in 2002 substantially benefited the Hospitality Services segment whereas in 2003, the benefits of such revenues extended to business units within other reportable segments. Excluding acquisitions, operating and administrative expenses within this segment increased approximately $130 million in 2003 principally due to increased timeshare sales-related expenses, including marginal expense increases on higher sales volumes, higher product costs on developed timeshare inventory and an increased investment in marketing spending to enhance tour flow.

Travel Distribution Services

Revenues and EBITDA declined $36 million (2%) and $67 million (13%), respectively, in 2003 compared with 2002. Our Travel Distribution Services segment derives revenue from (i) Galileo booking fees paid by travel suppliers for electronic global distribution and computer reservation services ("GDS"), (ii) fees and commissions for retail travel services provided by Cendant Travel, Cheap Tickets and Lodging.com and (iii) transaction and other fees from providing travel distribution services. Like other industry participants, this segment was unfavorably impacted by weak global travel demand during 2003. Travel demand in 2003 was negatively affected by various factors, including the military conflict in Iraq and terrorist threat alerts, continuing economic pressures and SARS concerns in the Asia-Pacific region and other parts of the world. Such factors suppressed bookings and revenues across our travel distribution businesses, but primarily impacted international travel volumes.

Galileo worldwide air booking fees decreased $71 million (6%) primarily due to a 10% decline in international GDS booking volumes, partially offset by domestic GDS booking volumes, which stabilized in 2003 compared with 2002. Galileo acquired certain European national distribution companies ("NDCs") during 2002. NDCs are independent organizations that market and sell Galileo global distribution and computer reservation services to travel agents and other subscribers. The NDC acquisitions contributed incremental subscriber fee revenues and EBITDA of $29 million and $12 million, respectively, in 2003. During the summer of 2002, we also acquired two other companies that supply reservation and distribution services to the hospitality industry. The operating results of such companies were included from the acquisition dates forward and collectively contributed revenue of $24 million with a nominal EBITDA impact during 2003.

In April 2003, we completed the acquisition of Trip Network Inc., an online travel agent that operated the online travel services business of Cheap Tickets. From the acquisition date forward, Trip Network generated $30 million of revenues and had an EBITDA loss of $23 million in 2003. In addition, principally as a result of our ownership of Trip Network, an incremental $15 million of intercompany segment revenues were eliminated in 2003, most of which were Trip Network revenues earned from Galileo for airline bookings made by Trip Network using Galileo's GDS System. Our online booking volumes grew 58% in 2003 compared with 2002, primarily due to (i) a shift in travel bookings from the traditional off-line channels to online channels, (ii) an increase in online travel bookings; and (iii) increased merchant model hotel bookings where we, as a travel distributor, obtain access to content from travel suppliers at a pre-determined price and sell the content, either individually or in a package, to travelers at retail prices that we determine with little or no risk of inventory loss. Additionally, revenues from our off-line travel agency business declined $24 million in 2003, as we accelerated our shift to the online channel. The results of our online and off-line travel agency operations are reflective of the general industry decline in travel demand during 2003, as previously discussed, reductions in commission rates paid by airlines, the lack of reduced-rate air inventory availability and a decline in travel-related clubs (which we service). Such results also reflect our investment in the marketing and administration of our online travel services business, which we believe represents a significant opportunity for future growth.

The EBITDA impact of lower GDS and travel agency revenues was partially offset by a corresponding decline in variable expenses, reductions in retiree medical costs as a result of post-retirement plan amendments and other net reductions in operating expenses from segment-wide re-engineering and cost containment initiatives implemented in 2002 and 2003. These operating expense reductions helped mitigate the negative impact of the weak travel environment that existed during 2003. Additionally, EBITDA in 2003 was favorably impacted by $8 million in connection with a contract termination settlement during first quarter 2003.

Vehicle Services

Revenues and EBITDA increased $1,577 million (37%) and $34 million (8%), respectively, in 2003 compared with 2002 primarily due to our November 2002 acquisition of substantially all of the domestic assets, as well as selected international operations, of the vehicle rental business of Budget Group, Inc. Budget's operating results, including integration costs, were included from the acquisition date forward and contributed incremental revenues of $1,585 million with an EBITDA decline of $2 million in 2003. Excluding the impact of Budget, segment revenues declined $8 million (less than 1%), while EBITDA increased $36 million (9%) in 2003, which is primarily attributable to reduced car rental demand, offset by increased pricing, at Avis and favorable results at our Wright Express fuel card services subsidiary.

Avis domestic car rental revenues declined $91 million (4%) in 2003 compared with 2002. The net reduction in domestic car rental revenues at Avis was primarily due to a 7% period-over-period reduction in the total number of car rental days. This was partially offset by a 2% increase in time and mileage revenue per rental day reflecting an increase in pricing, which has minimal associated incremental costs. In addition, EBITDA, period-over-period, includes favorable program-related interest costs of $33 million on the financing of vehicles due to lower interest rates and $35 million of lower program-related depreciation expense on vehicles due to a different mix of vehicles in Avis' fleet bearing a lower cost in 2003 compared with 2002. This favorable impact on EBITDA was substantially offset by incremental vehicle-related net expenses and other operating costs. The increase in net expenses includes incremental maintenance and damage costs, higher vehicle license and registration fees and unfavorable conditions in the used car market in 2003 compared with 2002 for vehicles that did not meet the eligibility criteria under our manufacturers repurchase program. However, the percentage of Avis' fleet that was determined ineligible for manufacturer repurchase decreased to 1.7% in 2003 from 2.7% in 2002. Revenues from Avis' international operations increased $60 million due to increased transaction volume and the favorable impact to revenues of exchange rates in Canada, Australia and New Zealand, which was principally offset in EBITDA by the unfavorable impact on expenses.

Wright Express, our fuel card services subsidiary, recognized incremental revenues of $30 million (24%) in 2003 compared with the prior year. The organic growth was driven by a combination of the addition of new customers and an increase in usage of Wright Express' proprietary fleet fuel card product. Higher gasoline prices also contributed to the revenue growth, since Wright Express earns a percentage of total gasoline purchases by its clients.

Financial Services

Revenues increased $76 million (6%) and EBITDA declined $87 million (19%), respectively, in 2003 compared with 2002. Effective July 1, 2003, pursuant to the provisions of FASB Interpretation No. 46 ("FIN 46"), we consolidated Trilegiant. Trilegiant (on a stand-alone basis before elimination of intercompany transactions with our retained membership business) contributed revenues of $241 million and an EBITDA loss of $8 million subsequent to consolidation in 2003. Apart from the consolidation of Trilegiant, revenues and EBITDA declined $165 million and $79 million, respectively, reflecting, as expected, the continued attrition of the membership base retained by us in connection with the outsourcing of our individual membership business to Trilegiant. However, the unfavorable impact of reduced revenues on EBITDA was mitigated by a net reduction in expenses from servicing fewer members. A smaller membership base resulted in a net revenue reduction of $194 million (net of $26 million of increased royalty income from Trilegiant), which was partially offset in EBITDA by net favorable membership operating and marketing expenses of $111 million. As a result of the consolidation of Trilegiant, we eliminated $34 million of intercompany revenues within this segment in 2003, which was substantially comprised of royalty and lease payments made from Trilegiant to our pre-existing membership business subsequent to the consolidation of Trilegiant on July 1, 2003. For a more detailed discussion of our relationship with Trilegiant and the consolidation thereof as a result of FIN 46, see Note 23 to our Consolidated Financial Statements. Additionally, in January 2004, we made modifications to the existing relationship with Trilegiant. See Note 30 to our Consolidated Financial Statements for a detailed account of such modifications.

Partially offsetting the impact of the attrition in our retained membership business, was revenue growth in our Jackson Hewitt Tax Service operations, favorable results of our insurance-wholesale-related operations and the favorable impact of foreign currency exchange rates on the revenues of our international membership business (which was principally offset in EBITDA by the unfavorable impact of foreign exchange rates on expenses). In 2003, Jackson Hewitt generated incremental franchise royalty and tax preparation revenues of $12 million and $7 million, respectively, which was partially offset by a $6 million reduction in revenues generated from financial product programs and other tax-related services. The increase in royalties and tax preparation fees was principally driven by a 13% increase in total system tax return volume and a 7% increase in the average price per return. Royalties generated in our franchise operations are typically recognized with nominal increases in expenses due to significant operating leverage within this business, however, during 2003, we invested an incremental $6 million in marketing for the Jackson Hewitt business and were negatively impacted by a $9 million expense incurred in connection with a litigation settlement. Revenues from insurance-wholesale-related operations increased $13 million as a result of favorable claims experience period-over-period and increased insurance premium collections. Additionally, in second quarter 2003, we ceased marketing and selling new long-term care policies within our long-term preferred care business, but will continue servicing the existing in-force block of policy holders. This resulted in a reduction in revenue of $9 million with a nominal impact to EBITDA. In 2003, EBITDA was also impacted by a $7 million charge for actions taken in third quarter 2003 at our international membership business, which included the closure and consolidation of certain facilities and a reduction in staff in the United Kingdom.

Corporate and Other

Revenues and EBITDA increased $12 million and $163 million, respectively, in 2003 compared with 2002. Revenues and EBITDA include a $30 million gain in connection with the sale of our equity investment in Entertainment Publication, Inc. recorded during first quarter 2003. Also, we earned revenues in both 2003 and 2002 in connection with credit card marketing programs whereby we earn revenues based on a percentage of credit card spending. Additionally, we recognized expenses as cardholders earned points based on credit card usage. We generated $20 million of incremental revenues and incurred $19 million of additional point-related liabilities during 2003 in connection with these programs. Partially offsetting the revenue increases were $33 million of incremental intersegment revenue eliminations in 2003 due to increased intercompany business activities.

EBITDA was favorable year-over-year principally due to a $92 million net reduction in securities-related litigation charges (litigation charges less insurance recoveries) in 2003 compared with 2002 principally as a result of the absence in 2003 of litigation settlements and accruals established in 2002 in connection with all remaining CUC-related securities litigation. Also contributing to the favorable EBITDA change was a $33 million reduction in bonus expenses and other incentive-based compensation. In addition, EBITDA was favorably impacted by a greater absorption of overhead expenses by our reportable operating segments during 2003 compared with 2002 principally due to revenue growth at our business units (expenses are allocated on a percentage of revenue basis) and expense allocations in 2003 to companies acquired during 2002. Partially offsetting favorable EBITDA was a $10 million accrual recorded in 2003 to revise our original estimate of costs to exit a facility in connection with the previous outsourcing of our data center operations.

RESULTS OF OPERATIONS—2002 vs. 2001

Our consolidated results from continuing operations comprised the following:

	2002	2001	Change
Net revenues	$14,187	$8,693	$5,494

Total expenses	12,570	8,006	4,564
Gains on dispositions of businesses	—	443	(443)
Losses on dispositions of businesses	—	(26)	26
Impairment of investments	—	(441)	441

Income before income taxes, minority interest and equity in Homestore	1,617	663	954
Provision for income taxes	544	220	324
Minority interest, net of tax	22	24	(2)
Losses related to equity in Homestore, net of tax	—	77	(77)

Income from continuing operations	$1,051	$342	$709

Net revenues and total expenses increased approximately $5.5 billion and approximately $4.6 billion, respectively, during 2002 primarily due to the acquisitions of the following businesses, which contributed revenues and expenses (including depreciation and amortization expense) for the relative Pre-Anniversary periods as follows:

Acquired Business	Date of Acquisition	Pre-Anniversary Net Revenues	Pre-Anniversary Total Expenses
Avis Group Holdings, Inc.	March 2001	$575	$582
Fairfield Resorts, Inc.	April 2001	137	123
Galileo International, Inc.	October 2001	1,199	852
NRT	April 2002	3,034	2,881	(a)
Trendwest	April 2002	348	289	(b)
Net asset of Budget Group, Inc.	November 2002	164	162

Total Contributions		$5,457	$4,889

(a)
Excludes $235 million of non-cash amortization of the pendings and listings intangible asset and $27 million of acquisition and integration related costs, which are discussed below.
(b)
Excludes $21 million of non-cash amortization of the pendings and listings intangible asset and $1 million of acquisition and integration related costs, which are discussed below.

In addition to the contributions made by acquired businesses, net revenues were favorably impacted by growth in our Real Estate Services and Vehicle Services segments (exclusive of acquisitions), which also contributed to the increase in total expenses as we incurred additional expenses to support this growth. Further contributing to the increase in total expenses is $173 million of additional acquisition and integration related charges recorded during 2002—see Note 4 to our Consolidated Financial Statements for a detailed discussion of acquisition and integration related charges recorded in 2002 and 2001. Partially offsetting the increase in total expenses recorded during 2002 was a $393 million reduction in restructuring and other unusual charges—see Note 10 to our Consolidated Financial Statements for a detailed discussion of restructuring and other unusual charges recorded during 2002 and 2001.

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

Our overall effective tax rate was 33.6% and 33.2% for 2002 and 2001, respectively. The effective rate for 2002 was higher due to the negative impact of a reduction in the amount of foreign tax credits and state net operating losses that were utilized, which were only partially offset by the benefit from the impact on the tax provision from the elimination of goodwill amortization.

Our 2001 operating results were also negatively impacted by after-tax losses of $77 million related to our equity ownership in Homestore, which was received in connection with the sale of our Internet real estate portal to Homestore in February 2001. For a detailed discussion regarding the sale of our real estate Internet portal and our investment in Homestore, refer to Notes 2 and 26 to our Consolidated Financial Statements.

As a result of the above-mentioned items, income from continuing operations increased $709 million during 2002.

Discussed below are the results of operations for each of our reportable segments, which has been revised to reflect the previously described change in the performance measure that we use to evaluate the operating results of our reportable segments.

	Revenues			EBITDA
	2002	2001	% Change	2002	2001	% Change
Real Estate Services	$4,687	$1,859	152%	$832	$719	16%
Hospitality Services	2,180	1,522	43	625	450	39
Travel Distribution Services	1,695	437	288	526	78	574
Vehicle Services	4,274	3,402	26	408	226	81
Financial Services	1,325	1,402	(5)	450	299	51

Total Reportable Segments	14,161	8,622	64	2,841	1,772	60
Corporate and Other (a)	26	71	*	(198)	(380)	*

Total Company	$14,187	$8,693	63	2,643	1,392

Less: Non-program related depreciation and amortization				466	477
Non-program related interest expense, net				262	252
Early extinguishment of debt				42	—
Amortization of pendings and listings				256	—

Income before income taxes, minority interest and equity in Homestore				$1,617	$663

*
Not meaningful.
(a)
Includes the results of operations of our non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

Real Estate Services

Revenues and EBITDA increased $2.8 billion (152%) and $113 million (16%), respectively, during 2002 principally driven by the acquisition of NRT (the operating results of which have been included in our consolidated results since April 17, 2002) NRT contributed revenue and EBITDA of $3.0 billion and $167 million, respectively. Prior to our acquisition of NRT, we received royalty and marketing fees of $220 million, real estate referral fees of $37 million and termination fees of $16 million from NRT during 2001. For the period from January 1, 2002 through April 17, 2002, NRT paid us royalty and marketing fees of $66 million, real estate referral fees of $9 million and a termination fee of $16 million. We also had a preferred stock investment in NRT prior to our acquisition that generated dividend income of $10 million and $27 million during 2002 and 2001, respectively.

On a comparable basis, including post-acquisition intercompany royalties paid by NRT, our real estate franchise brands generated year-over-year incremental royalties of $92 million in 2002, an increase of 18% over 2001. The increase in royalties from our real estate franchise brands primarily resulted from a 10% increase in home sale transactions by franchisees and NRT, and a 10% increase in the average price of homes sold. Royalty increases in the real estate franchise business are recognized with little or no corresponding increase in expenses due to the significant operating leverage within our franchise operations. Industry statistics provided by the National Association of Realtors for the twelve months ended December 31, 2002 indicate that the number of single-family homes sold increased 5% versus the prior year, while the average price of those homes sold increased approximately 9%. Through our continued franchise sales efforts, we have grown our franchised operations and in conjunction with NRT acquisitions of real estate brokerages, we have increased market share as our transaction volume has significantly outperformed the industry.

Revenues and EBITDA in 2002 were negatively impacted by a $275 million non-cash provision for impairment of our MSR asset. As noted elsewhere herein under "Critical Accounting Policies," the valuation of our MSR asset is generated by numerous estimates and assumptions, the most noteworthy being future prepayment rates, which represent the borrowers' propensity to refinance their mortgages. Today's mortgage industry enables homeowners to more easily refinance than they could in the past producing a change in consumer behavior that results in a greater likelihood to refinance in periods of declining interest rates, as experienced in the third quarter of 2002. During such period, interest rates on ten-year Treasury notes and 30-year mortgages declined by 120 basis points and 80 basis points, respectively, which at such time, resulted in the lowest interest rate levels in 41 years. As a result, we recognized that steep declines in interest rates experienced throughout the quarter and the related impact on current borrower prepayment behavior necessitated an increase to our estimate of future prepayment rates. Therefore, we updated the third party model we use to value our MSR asset to one that had recently become available in the marketplace, and revised our assumptions in order to better reflect more current borrower prepayment behavior. The combination of these factors resulted in increases to our estimated future loan prepayment rates, which negatively impacted the value of our MSR asset, hence requiring the provision for impairment of our MSR asset. Further declines in interest rates due to a weakening economy and geopolitical risks, which result in an increase in refinancing activity or changes in the methodology of valuing our MSR asset, could adversely impact the valuation.

Excluding the $275 million non-cash provision for impairment of our MSR asset, revenues from mortgage-related activities increased $28 million in 2002 compared with 2001 as revenue growth from mortgage production was principally offset by a decline in net revenues from mortgage servicing activities. Revenues from mortgage loan production increased $228 million (35%) in 2002 compared with the prior year due to substantial growth in our fee-based mortgage origination operations (explained below) and a 6% increase in the volume of loans that we packaged and securitized (sold by us). In 2002, revenues generated from our fee-based outsourcing and broker origination business grew at a faster rate than revenues generated from packaging and selling mortgage loans to the secondary market ourselves. Production fee income on fee-based loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenues at the time of sale (within 60 days after closing). Accordingly, our production revenue is driven by more of a mix in both mortgage loans closed and mortgage loans sold (as opposed to just loans sold). Production loans sold increased $2.1 billion (6%), generating incremental production revenues of $83 million. Mortgage loans closed increased $14.8 billion (33%) to $59.3 billion, comprised of a $14.0 billion (206%) increase in closed loans that were fee-based and a $750 million (2%) increase in closed loans to be securitized. The increase in fee-based loan volume contributed incremental production revenues of $145 million in 2002 compared with 2001. Purchase mortgage closings grew 14% to $28.7 billion, and refinancings increased 58% to $30.6 billion. Additionally, in connection with our securitized loans we realized an increase in margin which is consistent with the mortgage industry operating at a higher percentage of loan production capacity.

Net revenues from servicing mortgage loans declined $199 million, excluding the $275 million non-cash provision for impairment of our MSR asset. However, recurring servicing fees (fees received for servicing existing loans in the portfolio) increased $59 million (17%) primarily due to a 20% year-over-year increase in the average servicing portfolio. Such recurring activity was more than offset by $361 million of increased mortgage servicing rights amortization and valuation adjustments due to the high levels of refinancings and related loan prepayments, resulting from the lower interest rate environment, partially offset by $112 million of incremental net gains from hedging and other derivative activities to protect against changes in the fair value of our MSR asset due to fluctuations in interest rates.

Revenues and EBITDA of this segment were also negatively impacted by a reduction of $44 million in revenue generated from relocation activities as a result of a decline in relocation-related homesale activity and lower interest rates charged to our clients. Also contributing to the increase in EBITDA is the absence in 2002 of the following charges recorded during 2001: (i) $95 million related to the funding of an irrevocable contribution to the Real Estate Technology Trust and (ii) $94 million related to the impairment of our mortgage servicing rights. This $94 million charge did not impact revenue as it was separately presented as an expense on our Consolidated Statement of Income for 2001 (see Note 6 to our Consolidated Financial Statements for more information concerning this presentation). Excluding the acquisition of NRT, operating and administrative expenses within this segment increased $74 million. Higher expenses incurred to operate the mortgage business to support the continued high levels of mortgage loan production and related servicing activities were partially offset by a reduction in relocation-related costs, adjusting to a weaker corporate spending environment.

Hospitality Services

Revenues and EBITDA increased $658 million (43%) and $175 million (39%), respectively, primarily due to the acquisitions of Fairfield Resorts, Inc. in April 2001, Trendwest in April 2002 and Equivest in February 2002 and certain other vacation rental companies abroad in 2002 and 2001. Fairfield, for the first quarter of 2002 (the period in which no comparable results were included in 2001), Trendwest, Equivest and the other acquired vacation rental companies, contributed incremental revenues of $137 million, $348 million, $107 million, and $41 million, respectively, and incremental EBITDA of $18 million, $62 million, $24 million and $5 million, respectively, in 2002 compared with 2001.

Excluding the impact from these acquisitions, revenues and EBITDA increased $18 million and $66 million, respectively, year-over-year. Growth within our Vacation Rental Group (exclusive of acquisitions) contributed incremental revenues of $13 million in 2002 due to an increase in vacation weeks sold, primarily attributable to improved marketing efforts. Timeshare subscription and transaction revenues within our timeshare exchange business increased $29 million (7%) primarily due to increases in exchange transactions and the average exchange fee. During 2002, we recognized an incremental $14 million of income from providing the financing on timeshare unit sales at our Fairfield subsidiary. The additional financing income was generated as a result of a 9% increase in the volume of contracts sold and a greater margin realized on contract sales as we benefited from a lower interest rate environment in 2002 compared with 2001. Results within our lodging franchise operation continued to be suppressed during 2002, subsequent to the September 11, 2001 terrorist attacks and their impact on an already weakening travel industry. Accordingly, royalties, marketing fund and reservations revenues within our lodging franchise operations were down $10 million (3%) in 2002 compared with 2001 and initial franchise fees were down $7 million over the same periods. However, comparable year-over-year occupancy levels in our franchised lodging brands have shown improvement during 2002. In addition, Preferred Alliance revenues and EBITDA declined $9 million in 2002 compared with 2001, primarily from contract expirations and a contract termination payment received in the prior year.

Further contributing to the increase in EBITDA is a benefit of $20 million from a venture master license agreement with Marriott International, Inc. entered into during 2002, which converted the ownership of a third party license agreement. Upon the change in ownership, the license fee, formerly included within operating expenses, is now recorded as a minority interest expense (below EBITDA). EBITDA in this segment also benefited in 2002 from the absence of $62 million of charges incurred during 2002 primarily in connection with the September 11, 2001 terrorist attacks ($51 million principally related to restructuring and other initiatives and $11 million related to the impairment of a lodging investment). Excluding acquisitions, operating and administrative expenses within this segment increased approximately $47 million in 2002 principally to support continued volume-related growth in our timeshare exchange business throughout 2002 compared to 2001.

Travel Distribution Services

Revenues and EBITDA increased $1.3 billion and $448 million, respectively, in 2002 compared with 2001, due to the October 2001 acquisitions of Galileo and Cheap Tickets. The Galileo acquisition for the nine months ended September 30, 2002 (the period in which no comparable results were included in 2001) contributed incremental revenues and EBITDA of $1.2 billion and $410 million, respectively, while Cheap Tickets contributed incremental revenues of $36 million and EBITDA losses of $7 million over the same period. In addition, during the summer of 2002, we acquired Lodging.com and Trust International, two companies that supply reservation and distribution solution services to the hospitality industry. Lodging.com and Trust International's operating results were included from the acquisition dates forward and collectively contributed revenue of $16 million with no contribution to EBITDA during 2002. Excluding the incremental contributions from the above-mentioned acquisitions, revenues and EBITDA of this segment increased $7 million and $45 million, respectively, in 2002 compared with 2001.

Galileo subscriber fees and EBITDA increased $26 million and $3 million, respectively, during 2002 due to the acquisition of national distribution companies ("NDCs") in Europe. NDCs are independent organizations that market and sell Galileo global distribution and computer reservation services to travel agents and other subscribers. Partially offsetting this increase was a decline of $15 million in revenues generated from our travel agency business due to reductions in commission rates paid by the airlines, available net rate air inventory and members of travel-related clubs which are serviced by us.

EBITDA in this segment also benefited in 2002 from the absence of $23 million of charges incurred during 2001 in connection with the acquisitions of Galileo and Cheap Tickets.

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

Vehicle Services

Revenues and EBITDA increased $872 million (26%) and $182 million (81%), respectively, in 2002 versus the comparable prior year. Principally driving these increases were the incremental contributions made by Avis Group Holdings, Inc. (comprised of the Avis rental car business and our fleet management operations), which we acquired on March 1, 2001. Prior to the acquisition of Avis, revenues and EBITDA of this segment consisted of franchise royalties received from Avis and earnings (losses) from our equity investment in Avis. Avis' operating results were included from the acquisition date forward and therefore included ten months of results in 2001 (March through December). Accordingly, the Avis acquisition for January and February of 2002 (the period for which no comparable results were included in 2001) contributed incremental revenues and EBITDA of $575 million and $6 million, respectively. Additionally, the operating results of Budget were also included from the acquisition date of November 22, 2002 forward and contributed revenues and EBITDA of $164 million and $6 million, respectively, in 2002.

On a comparable basis, excluding the acquisition of Budget (ten months ended December 31, 2002 versus the comparable prior year period), revenues and EBITDA increased $133 million and $162 million, respectively.

For the ten months ended December 31, 2002, Avis car rental revenues increased $157 million (7%) over the comparable period in 2001, primarily due to a 7% increase in time and mileage revenue per rental day. A majority of the increase in time and mileage revenue per rental day was supported by an increase in pricing, the impact of which flows to EBITDA, and an increased share of domestic airport revenue generated by car rental companies. The increase in EBITDA was principally supported by the gross margin on the revenue growth. Avis' revenues are primarily derived from car rentals at airport locations. Through November 2002 (the last period for which information is available), approximately 84% of Avis' revenues were generated from car rental locations at airports. Avis increased its share of total car rental revenues generated at domestic airports through November 2002 to 23.7% compared with a 22.5% share over the same eleven month period last year and has recognized airport revenue share gains in consecutive months since February 2002. For the eleven months ended November 30, 2002, Avis realized a 3.5% increase in its comparable year-over-year domestic airport revenues versus a total market segment decline of 1.6% over the same periods.

In our vehicle leasing and fleet management program businesses, revenues collectively declined $25 million (2%) during the comparable ten months ended December 31, 2002 compared with 2001, principally due to lower interest expense on vehicle funding, which is substantially passed through to clients and therefore results in lower revenues but has minimal EBITDA impact. This was partially offset by an increase in depreciation on leased vehicles which is also passed through to clients. EBITDA for this segment also benefited in 2002 from the absence of $58 million of charges recorded in 2001 primarily in connection with restructuring and other initiatives undertaken as a result of the September 11, 2001 terrorist attacks.

Financial Services

EBITDA increased $151 million (51%) in 2002 compared with 2001, despite a $77 million (5%) decrease in revenue. EBITDA was favorably impacted by the outsourcing of our individual membership business, in which a net decline of $143 million in membership-related revenues (net of $6 million of royalty income from Trilegiant) due to a lower membership base was more than offset by a net reduction in expenses from servicing fewer members and not directly incurring the cost of marketing to solicit new members. Marketing expenses decreased by $122 million in 2002 compared with 2001 due to a reduction in new member marketing costs in 2002. In addition, during fourth quarter 2001, Trilegiant increased its solicitation efforts and incurred $56 million of marketing costs that we were contractually required to fund and, as such, expense. In addition, membership operating expenses decreased by approximately $110 million due to cost savings from servicing fewer members. During third quarter 2001, we incurred $41 million of transaction-related expenses in connection with the outsourcing of our membership business to Trilegiant, the absence of which in 2002 also contributed to the increase in EBITDA.

Jackson Hewitt generated incremental revenues of $81 million in 2002. In January 2002, we acquired our largest tax preparation franchisee, Tax Services of America ("TSA"). TSA contributed incremental revenues of $42 million and EBITDA of approximately $4 million (net of intercompany royalties) to Jackson Hewitt's 2002 results. Jackson Hewitt also generated incremental revenues of $33 million in 2002 from various financial products. Additionally, on a comparable basis, including post-acquisition intercompany royalties paid by TSA, Jackson Hewitt franchise royalties increased $14 million (30%). The increase in Jackson Hewitt royalties was driven by a 13% increase in tax return volume, and a 15% increase in the average price per return. Additional operating and overhead costs were incurred in 2002 due to an expansion of Jackson Hewitt's infrastructure to support increased business activity and a reorganization and relocation of the Jackson Hewitt technology group.

Our domestic insurance/wholesale businesses generated $14 million less revenue in 2002 compared with 2001 from a lower profit share from insurance companies as a result of higher than expected claims. This was offset by growth within our international loyalty solutions operations. Partially offsetting the decline in EBITDA for this segment was a benefit in 2002 from the absence of $10 million of charges recorded in 2001 in connection with restructuring and other initiatives undertaken as a result of the September 11, 2001 terrorist attacks.

Corporate and Other

Revenue decreased $45 million and EBITDA increased $182 million in 2002 compared with 2001. In February 2001, we sold our real estate Internet portal, move.com, and certain ancillary businesses, the operations of which collectively accounted for a year-over-year decline in revenues of $14 million and EBITDA of $7 million. Revenues recognized from providing electronic reservation processing services to Avis prior to the acquisition of Avis resulted in a $15 million revenue decrease with no EBITDA impact as Avis paid royalties but was billed for reservation services at cost. Revenues also included incremental inter-segment revenue eliminations in 2002 due to increased intercompany business activities, principally resulting from acquisitions. EBITDA benefited in 2002 from $453 million of losses recorded during 2001, which were principally related to the impairment of our investment in Homestore. Partially offsetting this improvement was the absence in 2002 of a gain of $436 million that was recorded in 2001 in connection with the sale of our real estate Internet portal. EBITDA for this segment also benefited in 2002 from the absence of the following charges recorded during 2001: (i) the funding of Trip Network ($85 million), (ii) the outsourcing of our information technology operations to IBM in connection with the acquisition of Galileo ($78 million) and (iii) restructuring and other initiatives undertaken as a result of the September 11, 2001 terrorist attacks ($35 million). Partially offsetting such year-over-year EBITDA benefits were higher unallocated corporate overhead costs in 2002 due to increased administrative expenses and infrastructure expansion to support company growth.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We present separately the financial data of our management and mortgage programs. These programs are distinct from our other activities as the assets are generally funded through the issuance of debt that is collateralized by such assets. Specifically, in our vehicle rental, fleet management, relocation, mortgage services and vacation ownership businesses, assets under management and mortgage programs are funded through either borrowings under asset-backed funding arrangements or unsecured borrowings at our PHH subsidiary. Such borrowings are classified as debt under management and mortgage programs. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of our management and mortgage programs. We believe it is appropriate to segregate the financial data of our management and mortgage programs because, ultimately, the source of repayment of such debt is the realization of such assets.

FINANCIAL CONDITION

	2003	2002	Change
Total assets exclusive of assets under management and mortgage programs	$21,444	$20,717	$727
Total liabilities exclusive of liabilities under management and mortgage programs	12,743	12,443	300
Assets under management and mortgage programs	17,593	15,180	2,413
Liabilities under management and mortgage programs	16,108	13,764	2,344
Mandatorily redeemable preferred interest in a subsidiary	—	375	(375)
Stockholders' equity	10,186	9,315	871

Total assets exclusive of assets under management and mortgage programs increased primarily due to increases in cash and cash equivalents (see "Liquidity and Capital Resources—Cash Flows" for a detailed discussion) and goodwill, which primarily resulted from current period acquisitions and the ultimate settlement of tax bases on prior period acquisitions with the tax authorities (see Note 5 to our Consolidated Financial Statements). Such increases were partially offset by (i) a reduction in timeshare-related inventory as a result of a reclassification to assets under management and mortgage programs, as such assets were financed under a program during first quarter 2003; (ii) a decrease in non-current deferred income taxes primarily resulting from the utilization of a portion of our net operating loss carryforward and the ultimate settlements with tax authorities discussed above and (iii) the sale of real estate in the normal course of our mortgage services business.

Total liabilities exclusive of liabilities under management and mortgage programs increased primarily due to (i) an increase in deferred income principally resulting from the consolidation of Trilegiant and (ii) gains on derivatives we use to hedge the interest rate risk associated with our outstanding corporate indebtedness, which are deferred and will be recognized over future periods as an offset to interest expense. Such increases were offset by a net reduction in outstanding corporate debt (see "Liquidity and Capital Resources—Financial Obligations—Corporate Indebtedness" for a detailed account of this reduction).

Assets under management and mortgage programs increased primarily due to growth in our mortgage and vehicle businesses, the impact of FIN 46 and the impact of changes to the underlying structures of certain of our securitization facilities. Specifically contributing to the increase were increases in (i) our mortgage loans held for sale principally due to the consolidation of Bishop's Gate Residential Mortgage Trust; (ii) our MSR asset principally resulting from an increase in the aggregate amount of the mortgage portfolio we service; (iii) our relocation receivables principally due to the consolidation of Apple Ridge Funding LLC; (iv) our timeshare-related assets principally resulting from the consolidation of the Sierra Receivable Funding entities, the acquisition of FFD Development Company, LLC and the reclassification of timeshare-related inventory (referred to above) and (v) our vehicle-related assets primarily due to the purchase of vehicles used in our vehicle rental operations. See "Liquidity and Capital Resources—Financial Obligations—Debt under Management and Mortgage Programs" for a more extensive discussion regarding the impact of FIN 46 and the changes to the underlying structures of Apple Ridge and the Sierra entities.

Liabilities under management and mortgage programs increased primarily due to the consolidation of Bishop's Gate, the Sierra entities and Apple Ridge and additional debt borrowings to support the growth in our portfolio of assets under management and mortgage programs, as discussed above (see "Liquidity and Capital Resources—Financial Obligations—Debt Under Management and Mortgage Programs" for a detailed account of the change in debt related to management and mortgage programs).

The decrease in mandatorily redeemable preferred interest represents our prepayment of these securities in September 2003.

Stockholders' equity increased primarily due to (i) $1,172 million of net income generated during 2003, (ii) $540 million related to the exercise of employee stock options (including $106 million of tax benefit) and (iii) $143 million of favorable foreign currency translation adjustments. Such increases were partially offset by our repurchase of $1,099 million (65 million shares) in CD common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS

At December 31, 2003, we had $840 million of cash on hand, an increase of $714 million from $126 million at December 31, 2002. The following table summarizes such increase:

	Year Ended December 31,
	2003	2002		Change
Cash provided by (used in):
Operating activities	$7,202	$1,077	(a)	$6,125
Investing activities	(3,400)	(1,747)	(b)	(1,653)
Financing activities	(3,081)	(1,261)		(1,820)
Effects of exchange rate changes on cash and cash equivalents	(7)	41		(48)
Cash provided by discontinued operations	—	74		(74)

Net change in cash and cash equivalents	$714	$(1,816)		$2,530

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

During 2003, we generated approximately $6.1 billion more cash from operating activities as compared to 2002. This change principally reflects the completion of our funding the principal stockholder litigation settlement liability in 2002, as noted in the table above. Excluding the effects of the principal stockholder litigation settlement funding, net cash provided by operating activities increased by approximately $3.3 billion. Such change primarily represents (i) stronger operating results, (ii) better management of our working capital, (iii) proceeds received from the termination of fair value interest rate hedges of corporate debt instruments and (iv) activities of our management and mortgage programs, which produced a larger cash inflow in 2003 resulting primarily from timing differences between the receipt of cash on the sale of previously originated mortgage loans and the origination of new mortgage loans.

During 2003, we used approximately $1.7 billion more cash in investing activities as compared to 2002. This change principally reflects the absence in 2003 of (i) $1.41 billion of proceeds received in 2002 from the stockholder litigation settlement trust, which represented funds that we deposited to the trust in 2001 that were then used in 2002 to fund the stockholder litigation settlement liability, as discussed above, and (ii) approximately $1.2 billion in net proceeds received from the May 2002 sale of our car parking facility business. Excluding these amounts, we used approximately $900 million less cash for investing activities during 2003 as compared to 2002. This decrease primarily reflects our decision to significantly curtail acquisitions, as evidenced by a reduction of more than $1 billion in cash used for this purpose. Also contributing to this change were incremental proceeds received in 2003 on the sale of assets, including our investment in Entertainment Publications, Inc. and the sale/leaseback of two of our facilities. We also increased our capital expenditures in 2003 by $64 million to support operational growth and businesses acquired in 2002, and to enhance marketing opportunities and develop operating efficiencies through technological improvements. We anticipate aggregate capital expenditure investments for 2004 to be in the range of $525 million to $575 million. We also used $315 million more cash in 2003 compared to 2002 in the investment activities of our management and mortgage programs due primarily to timing differences within our timeshare and relocation programs similar to those discussed above with respect to mortgage activities. The increase in cash utilization was partially offset by a reduction in the year-over-year net cash outflow resulting from investments in and payments received on vehicles.

During 2003, we used approximately $3.1 billion of net cash in financing activities as compared to using approximately $1.3 billion of net cash during 2002. While we benefited from approximately $2.6 billion of proceeds received during 2003 on the issuance of fixed-rate debt, this cash was deployed primarily to increase debt repayments and share repurchases period-over-period. These actions demonstrate our commitment to reducing outstanding corporate indebtedness and returning shareholder value. Further contributing to this change is an increase of $1.9 billion in the cash used in the financing activities of our management and mortgage programs, primarily resulting from greater repayments of borrowings in 2003. See "Liquidity and Capital Resources—Financial Obligations" for a detailed discussion of financing activities during 2003.

Throughout 2004, we intend to continue to demonstrate our commitment to improving our balance sheet by reducing corporate indebtedness and repurchasing outstanding shares of our common stock. In February 2004, virtually all holders of our zero coupon senior convertible contingent notes elected to convert their notes into shares of our common stock. As a result, our corporate indebtedness decreased by an additional $430 million. In order to reduce the impact on our outstanding shares of holders converting these notes into approximately 22 million shares of common stock, we intend to use available cash that otherwise would have been used to redeem these notes to repurchase a corresponding number of shares of our common stock in the open market. We currently also expect to use cash to redeem our zero coupon convertible debentures and 3 7/8% convertible senior debentures on or subsequent to their call dates (May 2004 and November 2004, respectively); however, holders of these instruments may convert them into shares of our common stock if the price of such stock exceeds the stipulated thresholds (which were not met as of February 27, 2004) or upon the exercise of our call provisions. We also expect to utilize cash during second quarter 2004 to redeem our outstanding 11% senior subordinated notes. Finally, on February 11, 2004, our Board of Directors declared a quarterly cash dividend of $0.07 per share. While we expect to use approximately $280 million of cash to pay dividends in 2004, although no assurances can be made, we anticipate increasing the dividend over time as our earnings and cash flow grow.

FINANCIAL OBLIGATIONS

At December 31, 2003, we had approximately $20.8 billion of indebtedness (including corporate indebtedness of $5.1 billion, Upper DECS of $863 million and debt under management and mortgage programs of $14.8 billion).

Corporate Indebtedness

Corporate indebtedness consisted of:

	Earliest Mandatory Redemption Date	Final Maturity Date	As of December 31, 2003	As of December 31, 2002	Change
Term notes
7 3/4% notes	December 2003	December 2003	$—	$966	$(966)
6 7/8% notes	August 2006	August 2006	849	849	—
6 1/4% notes	January 2008	January 2008	797	—	797
11% senior subordinated notes	May 2009	May 2009	333	530	(197)
6 1/4% notes	March 2010	March 2010	348	—	348
7 3/8% notes	January 2013	January 2013	1,190	—	1,190
7 1/8% notes	March 2015	March 2015	250	—	250
Contingently convertible debt securities
Zero coupon senior convertible contingent notes	February 2004	February 2021	430	420	10
Zero coupon convertible debentures	May 2004	May 2021	7	857	(850)
3 7/8% convertible senior debentures	November 2004	November 2011	804	1,200	(396)
Other
Revolver borrowings		December 2005	—	600	(600)
Net hedging gains (*)			31	89	(58)
Other			100	90	10

			5,139	5,601	(462)
Mandatorily redeemable preferred interest in a subsidiary			—	375	(375)
Upper DECS			863	863	—

			$6,002	$6,839	$(837)

(*)
As of December 31, 2003, the balance represents $201 million of realized gains resulting from the termination of fair value interest rate hedges, which we will amortize to reduce future interest expense. Such gains are partially offset by $170 million of mark-to-market adjustments on new fair value interest rate hedges. As of December 31, 2002, the balance represents $51 million of realized gains resulting from the termination of fair value interest rate hedges and $38 million of mark-to-market adjustments on new fair value interest rate hedges.

The change in our total corporate debt reflects the issuance of $2.6 billion in notes with maturity dates ranging from five to twelve years, the proceeds of which were primarily used to repurchase debt with nearer-term maturities or mandatory redemption provisions. During 2003, we repurchased/repaid approximately $3.5 billion of our outstanding corporate debt, approximately $1.8 billion of which was scheduled to mature or potentially become due in 2003 (7 3/4% notes and zero coupon convertible debentures) and $396 million of which was scheduled to potentially become due in November 2004 (3 7/8% convertible senior debentures). Through these repurchases, we have not only eliminated a significant liquidity need, we also removed 49.7 million shares of potential dilution from our future earnings per share. The number of shares of common stock potentially issuable for each of our contingently convertible debt securities is detailed below (in millions):

	As of December 31, 2003	As of December 31, 2002	Change
Zero coupon senior convertible contingent notes (*)	22.0	22.0	—
Zero coupon convertible debentures	0.3	33.5	(33.2)
3 7/8% convertible senior debentures	33.4	49.9	(16.5)

	55.7	105.4	(49.7)

(*)
As previously discussed, in February 2004, holders of our zero coupon senior convertible contingent notes converted such notes into shares of CD common stock. We intend to use the cash that otherwise would have been used to redeem these notes to repurchase a corresponding number of shares of CD common stock in the open market.

The 3 7/8% senior convertible debentures may be converted prior to maturity during each three-month period if the closing sale price of CD common stock exceeds a threshold, which through November 27, 2004 is $28.32. In addition, the holders of the debentures have the right to require us to repurchase the debentures on November 27, 2004, and we have the right to redeem the debentures at any time after such date, in each case at par plus accrued interest, if any. Although no assurances can be given, it is currently our intention to redeem the remaining debentures for cash following such date. We would expect to have cash on hand, as well as available capacity under our credit facilities in order to fund such redemption. Upon notice of our intent to redeem the debentures, the holders will have the right to convert their debentures, and we would expect holders to exercise such conversion right if the price of CD common stock exceeds $24.05 per share. To the extent that holders convert their debentures, we would expect to use amounts intended to fund redemptions to repurchase shares of CD common stock in the open market. The significant terms for our outstanding debt instruments at December 31, 2003 can be found in Note 15 to our Consolidated Financial Statements.

Upper DECS

Because the Upper DECS obligate holders to purchase shares of our CD common stock at a price determined by the average closing price of CD common stock during a 20-trading-day period ending in August 2004, the Upper DECS are functionally equivalent to issuing shares of CD common stock subject to an issue-price collar, with a delay in issuance until 2004. At the time of issuance of the Upper DECS, we believed that the impact of issuing the Upper DECS would be favorable compared to an equivalent immediate issuance of common stock. Upon settlement of the forward purchase contracts, we expect to issue shares of CD common stock in the range of approximately 30.3 million to 40.1 million (depending upon the price of CD common stock) and to receive gross proceeds in cash of approximately $863 million. Upon maturity of the senior notes that are currently a component of the Upper DECS in August 2006 we would be required to repay $863 million in cash. The significant terms for the Upper DECS can be found in Note 15 to our Consolidated Financial Statements.

Debt Under Management and Mortgage Programs

In connection with FIN 46, our debt under management and mortgage programs now reflects the debt issued by Bishop's Gate, a bankruptcy remote special purpose entity ("SPE") that we utilize to warehouse mortgage loans we originate prior to selling them into the secondary market. Additionally, as a result of the adoption of FIN 46R, the debt of AESOP Funding II, LLC, a bankruptcy remote special purpose limited liability company that we utilize to finance the acquisition of vehicles, which was previously reflected within our debt under management and mortgage programs, is now presented separately on our Consolidated Balance Sheet as related party debt under management and mortgage programs. See Note 16 to our Consolidated Financial Statements for more information regarding Bishop's Gate and AESOP Funding.

Debt under management and mortgage programs also reflects the debt issued by the Sierra entities, which are bankruptcy remote SPEs that we utilize to securitize timeshare receivables generated from the sale of vacation ownership interests by our timeshare business, and Apple Ridge, a bankruptcy remote SPE that we utilize to securitize relocation receivables generated from advancing funds to clients of our relocation business. During 2003, the underlying structures of the Sierra entities and Apple Ridge were amended in a manner that resulted in these entities no longer meeting the criteria to qualify as off-balance sheet entities. Consequently, we now consolidate these entities and the debt issued is reflected within debt under management and mortgage programs as of December 31, 2003. The following table summarizes the components of our debt under management and mortgage programs (including related party debt due to AESOP Funding):

	As of December 31,
	2003	2002	Change
Asset-Backed Debt:
Vehicle rental program
AESOP Funding	$5,644	$4,029	$1,615
Other	651	2,053	(1,402)
Vehicle management program	3,118	3,058	60
Mortgage program
Bishop's Gate (a)	1,651	—	1,651
Other	—	871	(871)
Timeshare program
Sierra (b)	774	—	774
Other	335	145	190
Relocation program
Apple Ridge (c)	400	—	400
Other	—	80	(80)

	12,573	10,236	2,337

Unsecured Debt:
Term notes	1,916	1,421	495
Commercial paper	164	866	(702)
Bank loans	—	107	(107)
Other	132	117	15

	2,212	2,511	(299)

Total debt under management and mortgage programs	$14,785	$12,747	$2,038

(a)
As of December 31, 2002, Bishop's Gate had $2.5 billion of debt outstanding.
(b)
As of December 31, 2002, the Sierra entities had $550 million of debt outstanding.
(c)
As of December 31, 2002, Apple Ridge had $490 million of debt outstanding.

The significant terms for our outstanding debt instruments under management and mortgage programs at December 31, 2003 can be found in Note 16 to our Consolidated Financial Statements.

AVAILABLE FUNDING ARRANGEMENTS AND COMMITTED CREDIT FACILITIES

At December 31, 2003, we had approximately $7.6 billion of available funding arrangements and committed credit facilities (comprised of approximately $1.7 billion of availability at the corporate level and approximately $5.9 billion available for use in our management and mortgage programs). As of December 31, 2003, the committed credit facilities at the corporate level consisted of:

	Total Capacity	Borrowings Outstanding	Letters of Credit Issued	Available Capacity
Maturing in December 2005	$2,900	$—	$1,169	$1,731

Available funding under our asset-backed debt programs and committed credit facilities related to our management and mortgage programs as of December 31, 2003 consisted of (including related party debt due to AESOP Funding):

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements (a)
Vehicle rental program
AESOP Funding II, LLC	$6,514	$5,644	$870
Other	911	651	260
Vehicle management program	3,917	3,118	799
Mortgage program
Bishop's Gate	3,151	1,651	1,500
Other	500	—	500
Timeshare program
Sierra	1,242	774	468
Other	425	335	90
Relocation program
Apple Ridge	500	400	100
Other	100	—	100

	17,260	12,573	4,687

Committed Credit Facilities (b)
Maturing in February 2005	1,250	—	1,250

	$18,510	$12,573	$5,937

(a)
Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)
These committed credit facilities were entered into by and are for the exclusive use of our PHH subsidiary.

The significant terms of these committed credit facilities and available funding arrangements can be found in Notes 15 and 16 to our Consolidated Financial Statements.

We also had $400 million of availability for public debt or equity issuances under a shelf registration statement and our PHH subsidiary had an additional $874 million of availability for public debt issuances under a shelf registration statement.

LIQUIDITY RISK

Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate. Additionally, our liquidity as it relates to both management and mortgage programs could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs, (ii) the impairment of our ability to access the principal financing program for our vehicle rental subsidiaries if General Motors Corporation or Ford Motor Company should not be able to honor its obligations to repurchase a substantial number of our vehicles and (iii) our inability to access the secondary market for mortgage loans or certain of our securitization facilities and our inability to act as servicer thereto, which could occur in the event that our or PHH's credit ratings are downgraded below investment grade and, in certain circumstances, where we or PHH fail to meet certain financial ratios. Further, access to our credit facilities may be limited if we were to fail to meet certain financial ratios. We do not believe that our or PHH's credit ratings are likely to fall below investment grade. Additionally, we monitor the maintenance of required financial ratios and, as of December 31, 2003, we were in compliance with all financial covenants under our credit and securitization facilities.

Currently, our credit ratings are as follows:

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations:

	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt (a)	$1,629	$22	$913	$2	$805	$1,768	$5,139
Upper DECS (b)	—	—	863	—	—	—	863
Debt under management and mortgage programs (c)
Asset-backed	2,532	3,479	3,047	1,262	1,748	505	12,573
Unsecured	114	405	—	190	432	1,071	2,212
Operating leases	547	435	353	288	193	877	2,693
Capital leases	20	13	6	1	—	—	40
Commitments to purchase vehicles (d)	4,916	—	—	—	—	—	4,916
Other purchase commitments (e)	731	319	282	236	179	412	2,159

Total	$10,489	$4,673	$5,464	$1,979	$3,357	$4,633	$30,595

(a)
Represents long-term debt (which includes current portion).
(b)
Assumes that the senior note component of the Upper DECS are successfully remarketed in 2004. If such remarketing is not successful, the senior notes would be retired (without any payment of cash by us) in August 2004 in satisfaction of the related forward purchase contracts, whereby holders of the Upper DECS are required to purchase shares of our CD common stock.
(c)
Represents debt under management and mortgage programs (including related party debt due to AESOP Funding), which was issued to support the purchase of assets under management and mortgage programs. These amounts represent the contractual maturities for such debt, except for notes issued under our vehicle management and Sierra timeshare programs, where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management and mortgage programs and for which estimates of repayments have been used. Unsecured commercial paper borrowings of $164 million are assumed to be repaid with borrowings under our PHH subsidiary's committed credit facilities, which expire in February 2005, as such amount is fully supported by these committed credit facilities.
(d)
Represents commitments to purchase vehicles from either General Motors Corporation or Ford Motor Company. The purchase of such vehicles are financed through the issuance of debt under management and mortgage programs in addition to cash received upon the sale of vehicles primarily under repurchase programs (see Note 16—Debt Under Management and Mortgage Programs and Borrowing Arrangements to our Consolidated Financial Statements).
(e)
Primarily represents commitments under service contracts for information technology and telecommunications.

ACCOUNTING POLICIES

Critical Accounting Policies
In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where we are paid a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

Mortgage Servicing Rights.    A mortgage servicing right is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities. The value of mortgage servicing rights is estimated based upon an internal valuation that reflects management's estimates of expected future cash flows considering prepayment estimates (developed using a third party model described below), our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves and other economic factors. More specifically, we incorporate a probability weighted Option Adjusted Spread ("OAS") model to generate and discount cash flows for the MSR valuation. The OAS model generates numerous interest rate paths then calculates the MSR cash flow at each monthly point for each interest rate path and discounts those cash flows back to the current period. The MSR value is determined by averaging the discounted cash flows from each of the interest rate paths. The interest rate paths are generated with a random distribution centered around implied forward interest rates, which are determined from the interest rate yield curve at any given point of time. As of December 31, 2003, the implied forward interest rates project an increase of approximately 48 basis points in the yield of the 10-year Treasury Note over the next 12 months. Changes in the yield curve will result in changes to the forward rates implied from that yield curve.

As noted above, a key assumption in our estimate of the MSR valuation are forecasted prepayments. We use a third party model, adjusted to reflect the historical prepayment behavior exhibited by our portfolio, to forecast prepayment rates at each monthly point for each interest rate path in the OAS model. The prepayment forecast is based on historical observations of prepayment behavior in similar circumstances. The prepayment forecast incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, previous refinance opportunities and estimated levels of home equity to determine the prepayment forecast at each monthly point for each interest rate path.

To the extent that fair value is less than carrying value at the individual strata level, we would consider the portfolio to have been impaired and record a related charge. Reductions in interest rates different than those used in our models could cause us to use different assumptions in the MSR valuation, which could result in a decrease in the estimated fair value of our MSR asset, requiring a corresponding reduction in the carrying value of the asset. To mitigate this risk, we use derivatives that generally increase in value as interest rates decline and conversely decline in value as interest rates increase. Additionally, as interest rates decrease, we have historically experienced increased production revenue resulting from a greater level of refinancings, which over time has historically mitigated the impact on earnings of the decline in our MSR asset.

Changes in the estimated fair value of the mortgage servicing rights based upon variations in the assumptions (e.g., future interest rate levels, prepayment speeds) cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Changes in one assumption may result in changes to another, which may magnify or counteract the fair value sensitivity analysis and would make such an analysis not meaningful. Additionally, further declines in interest rates due to a weakening economy and geopolitical risks, which result in an increase in refinancing activity or changes in assumptions, could adversely impact the valuation. During 2003, the interest rate environment caused loans with coupon rates at or below 6% to become a significant component of the Company's overall loan servicing portfolio. Therefore, we adjusted the strata of the portfolio during third quarter 2003, which did not have an impact on the MSR valuation. The carrying value of our MSR asset was approximately $1.6 billion as of December 31, 2003 and the total portfolio that we were servicing approximated $136.4 billion as of December 31, 2003 (refer to Note 6 to our Consolidated Financial Statements for a detailed discussion of the effect of any changes to the value of this asset during 2003 and 2002). The effects of any adverse potential changes in the estimated fair value of our MSR asset are detailed in Note 17 to our Consolidated Financial Statements.

Financial Instruments.    We estimate fair values for each of our financial instruments, including derivative instruments. Most of these financial instruments are not publicly traded on an organized exchange. In the absence of quoted market prices, we must develop an estimate of fair value using dealer quotes, present value cash flow models, option pricing models or other conventional valuation methods, as appropriate. The use of these fair value techniques involves significant judgments and assumptions, including estimates of future interest rate levels based on interest rate yield curves, prepayment and volatility factors, and an estimation of the timing of future cash flows. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in the financial statements, which are disclosed in Note 25 to our Consolidated Financial Statements. In addition, hedge accounting requires that at the beginning of each hedge period, we justify an expectation that the relationship between the changes in fair value of derivatives designated as hedges compared to changes in the fair value of the underlying hedged items be highly effective. This effectiveness assessment involves an estimation of changes in fair value resulting from changes in interest rates and corresponding changes in prepayment levels, as well as the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and the underlying hedged items are recorded in earnings. See Item 7a. "Quantitative and Qualitative Disclosures about Market Risk" for a discussion of the effect of hypothetical changes to these assumptions.

Goodwill.    We have reviewed the carrying value of our goodwill as required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," by comparing the carrying value of our reporting units to their fair value and determined that the carrying amount of our reporting units did not exceed their respective fair value. When determining fair value, we utilized various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact earnings. We will continue to review the carrying value of goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

We provide a wide range of consumer and business services and, as a result, our goodwill is allocated among many diverse reporting units. Accordingly, it is difficult to quantify the impact of an adverse change in financial results and related cash flows, as such change may be isolated to a small number of our reporting units or spread across our entire organization. In either case, the magnitude of an impairment to goodwill, if any, cannot be extrapolated. However, our businesses are concentrated in a few industries and, as such, an adverse change to any of these industries will impact our consolidated results and may result in impairment of our goodwill. The aggregate carrying value of our goodwill was approximately $11.1 billion at December 31, 2003. Refer to Note 5 to our Consolidated Financial Statements for more information on goodwill.

Changes in Accounting Policies During 2003
On January 1, 2003, we adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and all the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." As a result, we changed our accounting policy for stock-based compensation using the prospective transition method.

In addition, on January 1, 2003, we adopted the following standards as a result of the issuance of new accounting pronouncements by the FASB in 2002:

  •
  SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"

  •
  SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"

  •
  FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

On January 17, 2003, the FASB issued FIN 46 and on December 24, 2003, the FASB issued a complete replacement of FIN 46, entitled FIN 46 Revised ("FIN 46R"), which clarifies certain complexities of FIN 46. As of September 30, 2003, we had applied the provisions of FIN 46 for all transactions initiated subsequent to January 31, 2003 and also to Bishop's Gate and Trilegiant. We adopted FIN 46R in its entirety as of December 31, 2003 (even though adoption for non-SPEs was not required until March 31, 2004).

During 2003, the FASB also issued the following literature, which we have adopted as of July 1, 2003:

  •
  SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

  •
  SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"

For more detailed information regarding any of these pronouncements and the impact thereof on our business, see Note 2 to our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
During 2003, the SEC provided interim guidance in a speech pertaining to the measurement of interest rate lock commitments related to loans that will be held for resale (commonly referred to as commitments to fund mortgages). See Note 2—Summary of Significant Accounting Policies for more information.

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

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market-making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 25—Financial Instruments to our Consolidated Financial Statements.

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

  •
  Our foreign currency rate exposure is to exchange rate fluctuations in the British pound, Canadian dollar, Australian dollar and Euro. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and currency rates.

We use a discounted cash flow model in determining the fair values of relocation receivables, timeshare receivables, equity advances on homes, mortgage servicing rights and our retained interests in securitized assets. The fair value of mortgage loans, commitments to fund mortgages and mortgage-backed securities are determined from market sources. The primary assumptions used in determining fair value are prepayment speeds, estimated loss rates and discount rates. In determining the fair value of mortgage servicing rights, the model also utilizes credit losses and mortgage servicing revenues and expenses as primary assumptions. In addition, for commitments to fund mortgages, the borrower's propensity to close their mortgage loan under the commitment is used as a primary assumption. For mortgage loans, commitments to fund mortgages, forward delivery contracts and options, we rely on market sources in determining the impact of interest rate shifts. We also utilize a probability weighted option-adjusted spread ("OAS") model to determine the impact of interest rate shifts on mortgage servicing rights and mortgage-backed securities. The primary assumption in an OAS model is the implied market volatility of interest rates and prepayment speeds and the same primary assumptions are used in determining fair value.

We use a duration-based model in determining the impact of interest rate shifts on our debt portfolio, certain other interest bearing liabilities and interest rate derivatives portfolios. The primary assumption used in these models is that a 10% increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities and derivatives. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures at December 31, 2003, 2002 and 2001.

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

We used December 31, 2003, 2002 and 2001 market rates on our instruments to perform the sensitivity analyses separately for each of our market risk exposures—interest and currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Index commencing on Page F-1 hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the Company's Annual Proxy Statement under the sections titled "Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated herein by reference in response to this item.

ITEM 11.    EXECUTIVE COMPENSATION

The information contained in the Company's Annual Proxy Statement under the section titled "Executive Compensation and Other Information" is incorporated herein by reference in response to this item.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the Company's Annual Proxy Statement under the section titled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

The following table provides information about shares of CD common stock ("Common Stock") that may be issued upon the exercise of options and restricted stock units under all of the Company's existing equity compensation plans as of December 31, 2003. The table excludes 8.5 million shares of Common Stock approved by stockholders issued or available for issuance pursuant to the 1998 Employee Stock Purchase Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants, rights and restricted stock units	Weighted-average exercise price of outstanding options, warrants and rights (excludes restricted stock units)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Plan Category
Equity compensation plans approved by Company stockholders (a)	68,369,430	$19.37	68,534,011
Equity compensation plans not approved by Company stockholders (b) (d)	91,013,836	16.33	79,999,450
Equity compensation plans assumed in mergers, acquisitions and corporate transactions (c)	2,791,213	12.98	13,057,953
Total	162,174,479	17.53	161,591,414

  (a)
  Includes options granted under the following plans: 1997 Stock Incentive Plan; 1997 Stock Option Plan; and 1987 Stock Option Plan. Each plan was approved by stockholders with respect to an initial allocation of shares. Subsequent to such approvals, the Company's Board of Directors approved the allocation of additional treasury shares for issuance under the plans (which are included in the table) without further stockholder approval as follows: 1997 Stock Incentive Plan (20,000,000); 1997 Stock Option Plan (69,970,794); 1987 Stock Option Plan (10,000,000).
  (b)
  Includes options granted under the following plans: 1999 Broad-Based Employee Stock Option Plan; 1997 Employee Stock Plan; 1992 Employee Stock Option Plan; 1992 Bonus and Salary Replacement Stock Option Plan; and stand-alone option grants to two former officers. Substantially all options remaining available for future grants are under the 1999 Broad-Based Employee Stock Option Plan, which is intended to satisfy the prior NYSE exemption from stockholder approval for broadly based employee stock plans. The material terms of these plans are set forth under footnote (d) below. Notwithstanding the terms of these plans to the contrary, no option granted under any of these plans provides for a term in excess of 10 years, or an exercise price below fair market value as of the date of grant (other than options assumed or replaced in connection with acquisitions). All options granted under these plans have been approved by the Board of Directors or the Compensation Committee of the Board of Directors.
  (c)
  Includes options granted under the Galileo International, Inc. 1999 Equity and Performance Incentive Plan and the Trendwest Resorts, Inc. 1997 Employee Stock Option Plan. The Company has assumed additional option plans in connection with mergers, acquisitions and corporate transactions pursuant to which no shares remain available for future grants. There were 32,181,174 outstanding options under such plans as of December 31, 2003. The weighted-average exercise price for these options is $15.66.

  (d)
  Following are the material terms of plans not submitted for stockholder approval:

      1999 Broad-Based Employee Stock Option Plan. This plan, which is intended to satisfy the NYSE exemption from stockholder approval for broadly based employee stock plans, provides for the grant of stock options, shares of Common Stock and other awards valued by reference to Common Stock to employees of the Company who are not executive officers. Shares issued pursuant to the exercise of options granted under this plan may be authorized and unissued shares or treasury shares. In the event of any change in corporate capitalization, any reorganization of the Company or a similar event, shares subject to outstanding options, the exercise price of outstanding options and the number and type of shares remaining to be made subject to options under this plan may be adjusted or substituted for, as the Compensation Committee or Board may determine. The terms and conditions of options granted under this plan are to be determined by the Compensation Committee, provided, that the exercise price of an option may not be less than the fair market value of the shares covered thereby on the date of grant. Each option granted under this plan will become immediately exercisable upon a "change-of-control transaction" (as defined in the plan). Unless otherwise determined by the Compensation Committee, following termination of employment, options granted under this plan generally will remain exercisable, to the extent exercisable at the time of termination, for one year (two years, in the case of retirement, death or disability).

      1997 Employee Stock Plan. This plan provides for the grant of awards of stock options, stock appreciation rights (payable in cash or shares or a combination thereof) and restricted stock to employees of the Company and its affiliates. Shares issued pursuant to awards granted under this plan may be authorized and unissued shares or treasury shares. In the event of any change in corporate capitalization, any reorganization of the Company or a similar event, shares subject to outstanding awards, the exercise price of outstanding options and the number and type of shares remaining to be made subject to awards under this plan may be adjusted or substituted for, as the Compensation Committee or Board may determine. The terms and conditions of awards granted under this plan are to be determined by the Compensation Committee, provided, that the exercise price of an option may not be less than the fair market value of the shares covered thereby on the date of grant. Under this plan, stock appreciation rights may be granted only in tandem with an option, and will be cancelled to the extent the related option is exercised or cancelled. The vesting of restricted stock awards granted under this plan may be subject to the attainment of predetermined performance goals. Unless otherwise determined by the Compensation Committee, following termination of employment, options and stock appreciation rights granted under this plan generally will remain exercisable, to the extent exercisable at the time of termination, for one year (two years, in the case of retirement, death or disability). Unless otherwise determined by the Compensation Committee, following termination of employment for any reason, shares that are subject to restrictions under a restricted stock award will be immediately forfeited.

      1992 Bonus and Salary Replacement Stock Option Plan. This plan provides for the grant of options to key employees, consultants, advisors and vendors of the Company in lieu of certain salary increases and all or a portion of participant bonuses. Shares issued pursuant to the exercise of options granted under this plan may be authorized and unissued shares or treasury shares. In the event of any change in corporate capitalization, any reorganization of the Company or a similar event, shares subject to outstanding options, the exercise price of outstanding options and the number and type of shares remaining to be made subject to options under this plan may be adjusted or substituted for, as the Compensation Committee or Board may determine. The terms and conditions of options granted under this plan are to be determined by the Compensation Committee, provided, that the exercise price of an option may not be less than fair market value of the shares covered thereby on the date of grant. Options granted under this plan will become immediately exercisable upon a change in control of the Company. Following termination of employment, options granted under this plan generally will continue to vest as set forth in the option agreement for the remainder of their term (in the case of termination because of death or disability, options will become immediately exercisable).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Company's Annual Proxy Statement under the section titled "Certain Relationships and Related Transactions" is incorporated herein by reference in response to this item.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained in the Company's Annual Proxy Statement under the section titled "Ratification of Appointment of Auditors" is incorporated herein by reference in response to this item.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 15(A)(1)    FINANCIAL STATEMENTS

See Financial Statements and Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(3)    EXHIBITS

See Exhibit Index commencing on page G-1 hereof.

ITEM 15(B)    REPORTS ON FORM 8-K

On October 20, 2003, we filed a current report on Form 8-K to report under Item 5 our third quarter 2003 results.

On December 16, 2003, we filed a current report on Form 8-K to report under Item 5 that George Herrera, former CEO and President, United States Hispanic Chamber of Commerce, would be joining our Board of Directors on January 26, 2004 as an independent Director replacing The Honorable William S. Cohen, Chairman and Chief Executive Officer of The Cohen Group.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENDANT CORPORATION
By:	/s/ JAMES E. BUCKMAN James E. Buckman Vice Chairman and General Counsel Date: March 1, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY R. SILVERMAN (Henry R. Silverman)	Chairman of the Board, President, Chief Executive Officer and Director	March 1, 2004
/s/ JAMES E. BUCKMAN (James E. Buckman)	Vice Chairman, General Counsel and Director	March 1, 2004
/s/ STEPHEN P. HOLMES (Stephen P. Holmes)	Vice Chairman and Director	March 1, 2004
/s/ RONALD L. NELSON (Ronald L. Nelson)	Chief Financial Officer and Director	March 1, 2004
/s/ VIRGINIA M. WILSON (Virginia M. Wilson)	Executive Vice President and Chief Accounting Officer	March 1, 2004
/s/ MYRA J. BIBLOWIT (Myra J. Biblowit)	Director	March 1, 2004
/s/ LEONARD S. COLEMAN (Leonard S. Coleman)	Director	March 1, 2004

/s/ MARTIN L. EDELMAN (Martin L. Edelman)	Director	March 1, 2004
/s/ GEORGE HERRERA (George Herrera)	Director	March 1, 2004
/s/ CHERYL D. MILLS (Cheryl D. Mills)	Director	March 1, 2004
/s/ BRIAN MULRONEY (The Right Honourable Brian Mulroney)	Director	March 1, 2004
/s/ ROBERT E. NEDERLANDER (Robert E. Nederlander)	Director	March 1, 2004
/s/ ROBERT W. PITTMAN (Robert W. Pittman)	Director	March 1, 2004
/s/ PAULINE D. E. RICHARDS (Pauline D. E. Richards)	Director	March 1, 2004
/s/ SHELI Z. ROSENBERG (Sheli Z. Rosenberg)	Director	March 1, 2004
/s/ ROBERT F. SMITH (Robert F. Smith)	Director	March 1, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Cendant Corporation:

We have audited the accompanying consolidated balance sheets of Cendant Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation, and during 2003, the Company adopted the consolidation provisions for variable interest entities. Also, as discussed in Note 2, on January 1, 2002, the Company adopted the non-amortization provisions for goodwill and other indefinite-lived intangible assets. Also, as discussed in Note 2, on January 1, 2001, the Company modified the accounting treatment relating to securitization transactions and the accounting for derivative instruments and hedging activities.

/s/ Deloitte & Touche LLP
New York, New York
February 25, 2004

Cendant Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues
Service fees and membership, net	$12,491	$10,062	$5,426
Vehicle-related	5,645	4,078	3,214
Other	56	47	53

Net revenues	18,192	14,187	8,693

Expenses
Operating	9,408	6,820	2,738
Vehicle depreciation, lease charges and interest, net	2,487	2,094	1,789
Marketing and reservation	1,756	1,392	1,114
General and administrative	1,368	1,120	965
Non-program related depreciation and amortization	518	466	477
Non-program related interest, net:
Interest expense (net of interest income of $21, $41 and $91)	307	262	252
Early extinguishment of debt	58	42	—
Acquisition and integration related costs:
Amortization of pendings and listings	20	256	—
Other	34	29	112
Litigation and related charges, net	11	103	86
Restructuring and other unusual charges	(6)	(14)	379
Mortgage servicing rights impairment	—	—	94

Total expenses	15,961	12,570	8,006

Gains on dispositions of businesses	—	—	443

Losses on dispositions of businesses	—	—	(26)

Impairment of investments	—	—	(441)

Income before income taxes, minority interest and equity in Homestore	2,231	1,617	663
Provision for income taxes	745	544	220
Minority interest, net of tax	21	22	24
Losses related to equity in Homestore, net of tax	—	—	77

Income from continuing operations	1,465	1,051	342
Income from discontinued operations, net of tax	—	51	81
Loss on disposal of discontinued operations, net of tax	—	(256)	—

Income before cumulative effect of accounting changes	1,465	846	423
Cumulative effect of accounting changes, net of tax	(293)	—	(38)

Net income	$1,172	$846	$385

CD common stock earnings per share:
Basic
Income from continuing operations	$1.44	$1.03	$0.37
Net income	1.15	0.83	0.42
Diluted
Income from continuing operations	$1.41	$1.01	$0.36
Net income	1.13	0.81	0.41

See Notes to Consolidated Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$840	$126
Restricted cash	448	307
Receivables (net of allowance for doubtful accounts of $160 and $136)	1,671	1,457
Deferred income taxes	455	334
Other current assets	1,064	1,108

Total current assets	4,478	3,332
Property and equipment, net	1,803	1,780
Deferred income taxes	668	1,115
Goodwill	11,119	10,699
Other intangibles, net	2,402	2,464
Other non-current assets	974	1,327

Total assets exclusive of assets under programs	21,444	20,717

Assets under management and mortgage programs:
Program cash	542	354
Mortgage loans held for sale	2,494	1,923
Relocation receivables	534	239
Vehicle-related, net	10,143	10,052
Timeshare-related, net	1,803	675
Mortgage servicing rights, net	1,641	1,380
Derivatives related to mortgage servicing rights	316	385
Other	120	172

	17,593	15,180

Total assets	$39,037	$35,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other current liabilities	$4,688	$4,287
Current portion of long-term debt	1,629	30
Deferred income	854	680

Total current liabilities	7,171	4,997
Long-term debt, excluding Upper DECS	3,510	5,571
Upper DECS	863	863
Deferred income	311	320
Other non-current liabilities	888	692

Total liabilities exclusive of liabilities under programs	12,743	12,443

Liabilities under management and mortgage programs:
Debt	9,141	12,747
Debt due to AESOP Funding II, LLC—related party	5,644	—
Derivatives related to mortgage servicing rights	231	—
Deferred income taxes	1,092	1,017

	16,108	13,764

Mandatorily redeemable preferred interest in a subsidiary	—	375

Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, $.01 par value—authorized 10 million shares; none issued and outstanding	—	—
CD common stock, $.01 par value—authorized 2 billion shares; issued 1,260,397,204 and 1,238,952,970 shares	13	12
Additional paid-in capital	10,284	10,090
Retained earnings	4,430	3,258
Accumulated other comprehensive income (loss)	209	(14)
CD treasury stock, at cost—251,553,531 and 207,188,268 shares	(4,750)	(4,031)

Total stockholders' equity	10,186	9,315

Total liabilities and stockholders' equity	$39,037	$35,897

See Notes to Consolidated Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2003	2002	2001
Operating Activities
Net income	$1,172	$846	$385
Adjustments to arrive at income from continuing operations	293	205	(43)

Income from continuing operations	1,465	1,051	342
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities exclusive of management and mortgage programs:
Non-program related depreciation and amortization	518	466	477
Amortization of pendings and listings	20	256	—
Gain on dispositions of business	—	—	(443)
Losses on dispositions of business	—	—	26
Impairment of investments	—	—	441
Proceeds from sales of trading securities	—	—	110
Deferred income taxes	453	425	418
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	32	(74)	10
Income taxes	292	46	(201)
Accounts payable and other current liabilities	(171)	(37)	530
Payment of stockholder litigation settlement liability	—	(2,850)	—
Deferred income	(85)	(210)	(162)
Proceeds from termination of fair value hedges	200	65	—
Other, net	189	(52)	(171)

Net cash provided by (used in) operating activities exclusive of management and mortgage programs	2,913	(914)	1,377

Management and mortgage programs:
Vehicle depreciation	2,031	1,742	1,403
Amortization and impairment of mortgage servicing rights	893	922	287
Net gain on mortgage servicing rights and related derivatives	(163)	(115)	(3)
Origination of mortgage loans	(62,843)	(44,017)	(40,963)
Proceeds on sale of and payments from mortgage loans held for sale	64,371	43,459	40,643

	4,289	1,991	1,367

Net cash provided by operating activities	7,202	1,077	2,744

Investing Activities
Property and equipment additions	(463)	(399)	(329)
Net assets acquired (net of cash acquired of $99, $178 and $308) and acquisition-related payments	(327)	(1,381)	(2,757)
Proceeds received on asset sales	133	21	26
Proceeds from sales of available-for-sale securities	4	14	17
Purchases of non-marketable securities	(63)	(3)	(101)
Proceeds from (payments to) stockholder litigation settlement trust	—	1,410	(1,060)
Proceeds from dispositions of businesses, net of transaction-related payments	—	1,151	109
Other, net	145	(46)	(95)

Net cash provided by (used in) investing activities exclusive of management and mortgage programs	(571)	767	(4,190)

Management and mortgage programs:
(Increase) decrease in program cash	(110)	676	(579)
Investment in vehicles	(14,782)	(10,643)	(8,144)
Payments received on investment in vehicles	13,026	7,988	7,142
Origination of timeshare-related assets	(1,015)	(1,031)	(490)
Principal collection of investment in timeshare-related assets	799	952	538
Equity advances on homes under management	(5,699)	(5,968)	(6,306)
Repayment on advances on homes under management	5,635	6,028	6,340
Additions to mortgage servicing rights	(1,008)	(928)	(955)
Proceeds from sales of mortgage servicing rights	10	16	58
Cash received on derivatives related to mortgage servicing rights, net	295	370	163
Other, net	20	26	10

	(2,829)	(2,514)	(2,223)

Net cash used in investing activities	(3,400)	(1,747)	(6,413)

Financing Activities
Proceeds from borrowings	2,593	637	5,608
Principal payments on borrowings	(3,479)	(2,111)	(2,213)
Issuances of common stock	446	112	877
Repurchases of common stock	(1,090)	(278)	(254)
Other, net	(86)	(56)	(148)

Net cash provided by (used in) financing activities exclusive of management and mortgage programs	(1,616)	(1,696)	3,870

Management and mortgage programs:
Proceeds from borrowings	27,757	15,171	9,460
Principal payments on borrowings	(28,495)	(14,614)	(8,798)
Net change in short-term borrowings	(702)	(114)	116
Other, net	(25)	(8)	(6)

	(1,465)	435	772

Net cash provided by (used in) financing activities	(3,081)	(1,261)	4,642

Effect of changes in exchange rates on cash and cash equivalents	(7)	41	(8)

Cash provided by discontinued operations	—	74	121

Net increase (decrease) in cash and cash equivalents	714	(1,816)	1,086
Cash and cash equivalents, beginning of period	126	1,942	856

Cash and cash equivalents, end of period	$840	$126	$1,942

Supplemental Disclosure of Cash Flow Information
Interest payments	$806	$788	$609
Income tax payments, net	$2	$62	$40

See Notes to Consolidated Financial Statements.

Cendant Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Treasury Stock
			Additional Paid-in Capital	Retained Earnings				Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2001	917	$9	$4,540	$2,027	$(234)	(179)	$(3,568)	$2,774
Comprehensive income:
Net income	—	—	—	385	—	—	—
Currency translation adjustment	—	—	—	—	(65)	—	—
Unrealized losses on cash flow hedges, net of tax of ($22)	—	—	—	—	(33)	—	—
Unrealized gains on available-for-sale securities, net of tax of $21	—	—	—	—	33	—	—
Reclassification for realized holding losses, net of tax of $29	—	—	—	—	56	—	—
Minimum pension liability adjustment, net of tax of ($13)	—	—	—	—	(21)	—	—
Total comprehensive income								355
Issuances of CD common stock	108	1	2,342	—	—	—	—	2,343
Exercise of stock options	26	—	237	—	—	2	27	264
Tax benefit from exercise of stock options	—	—	59	—	—	—	—	59
Repurchases of CD common stock	—	—	—	—	—	(12)	(226)	(226)
Repurchases of Move.com common stock	(2)	—	(75)	—	—	—	—	(75)
Present value of forward purchase contract distributions and related costs	—	—	(48)	—	—	—	—	(48)
Modifications to stock options	—	—	25	—	—	—	—	25
Issuance of CD common stock and conversion of stock options for acquisitions	117	1	1,604	—	—	—	—	1,605
Other	—	—	(8)	—	—	—	—	(8)

Balance at December 31, 2001	1,166	11	8,676	2,412	(264)	(189)	(3,767)	7,068
Comprehensive income:
Net income	—	—	—	846	—	—	—
Currency translation adjustment	—	—	—	—	66	—	—
Reclassification of foreign currency translation losses realized upon the sale of NCP	—	—	—	—	245	—	—
Unrealized losses on cash flow hedges, net of tax of ($5)	—	—	—	—	(8)	—	—
Unrealized losses on available-for-sale securities, net of tax of ($12)	—	—	—	—	(19)	—	—
Reclassification for realized holding losses, net of tax of $2	—	—	—	—	3	—	—
Minimum pension liability adjustment, net of tax of ($23)	—	—	—	—	(37)	—	—
Total comprehensive income								1,096
Issuances of CD common stock	6	—	62	—	—	—	—	62
Exercise of stock options	8	—	72	—	—	2	27	99
Tax benefit from exercise of stock options	—	—	25	—	—	—	—	25
Repurchases of CD common stock	—	—	—	—	—	(20)	(291)	(291)
Issuance of CD common stock and conversion of stock options for acquisitions	59	1	1,139	—	—	—	—	1,140
Issuance of subsidiary stock	—	—	98	—	—	—	—	98
Other	—	—	18	—	—	—	—	18

Balance at December 31, 2002	1,239	12	10,090	3,258	(14)	(207)	(4,031)	9,315

Cendant Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(In millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Treasury Stock
			Additional Paid-in Capital	Retained Earnings				Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2003	1,239	12	10,090	3,258	(14)	(207)	(4,031)	9,315
Comprehensive income:
Net income	—	—	—	1,172	—	—	—
Currency translation adjustment	—	—	—	—	143	—	—
Unrealized gains on cash flow hedges, net of tax of $27	—	—	—	—	38	—	—
Unrealized gains on available-for-sale securities, net of tax of $25	—	—	—	—	45	—	—
Reclassification for realized holding gains, net of tax of ($1)	—	—	—	—	(3)	—	—
Total comprehensive income								1,395
Issuances of CD common stock		—	(4)	—	—	1	21	17
Exercise of stock options	21	—	75	—	—	19	359	434
Tax benefit from exercise of stock options	—	—	106	—	—	—	—	106
Repurchases of CD common stock	—	—	—	—	—	(65)	(1,099)	(1,099)
Amortization of deferred compensation	—	—	15	—	—	—	—	15
Other	—	1	2	—	—	—	—	3

Balance at December 31, 2003	1,260	$13	$10,284	$4,430	$209	(252)	$(4,750)	$10,186

See Notes to Consolidated Financial Statements.

Cendant Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.     Basis of Presentation

  Cendant Corporation is a global provider of a wide range of complementary consumer and business services, focusing primarily on travel and real estate services and operating in the following business segments:

  •
  Real Estate Services—franchises the real estate brokerage businesses of three residential and one commercial brands, provides real estate brokerage services, provides home buyers with mortgages and title, appraisal review and closing services and facilitates employee relocations.

  •
  Hospitality Services—facilitates the sale and development of vacation ownership interests, provides consumer financing to individuals purchasing these interests, facilitates the exchange of vacation ownership interests, operates nine lodging franchise systems and markets vacation rental properties in Europe.

  •
  Travel Distribution Services—provides primarily global distribution services for the travel industries and travel agency services.

  •
  Vehicle Services—operates and franchises the Company's vehicle rental businesses and provides commercial fleet management and fuel card services.

  •
  Financial Services—provides financial institution enhancement products and insurance-based and loyalty solutions, operates and franchises tax preparation services and provides a variety of membership programs.

  The accompanying Consolidated Financial Statements include the accounts and transactions of Cendant Corporation and its subsidiaries ("Cendant"), as well as entities in which Cendant directly or indirectly has a controlling financial interest (collectively, the "Company"). For more detailed information regarding the Company's consolidation policy, refer to Note 2—Summary of Significant Accounting Policies. In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

  Management and Mortgage Programs.    The Company's Consolidated Financial Statements present separately the financial data of the Company's management and mortgage programs. These programs are distinct from the Company's other activities since the assets are generally funded through the issuance of debt that is collateralized by such assets. Specifically, in the Company's vehicle rental, fleet management, relocation, mortgage services and vacation ownership businesses, assets under management and mortgage programs are funded through either borrowings under asset-backed funding arrangements or unsecured borrowings at the Company's PHH subsidiary. Such borrowings are classified as debt under management and mortgage programs. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company's management and mortgage programs. The Company believes it is appropriate to segregate the financial data of its management and mortgage programs because, ultimately, the source of repayment of such debt is the realization of such assets.

  Discontinued Operations.    On May 22, 2002, the Company sold its car parking facility business, National Car Parks ("NCP"), a then wholly-owned subsidiary within its Vehicle Services segment, for

  $1.2 billion in cash. The Company recorded a loss of approximately $236 million ($256 million, after tax) on the sale of this business. NCP operated off-street commercial parking facilities and managed on-street parking and related operations on behalf of town and city administration in England. Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the account balances and activities of NCP have been segregated and reported as a discontinued operation for 2002 and 2001. NCP generated net revenues and income from discontinued operations of $155 million and $60 million ($51 million, after tax), respectively, during 2002. During 2001, NCP generated net revenues and income from discontinued operations of $337 million and $96 million ($81 million, after tax), respectively.

2.     Summary of Significant Accounting Policies

  CHANGES IN ACCOUNTING POLICIES DURING 2003

  Consolidation Policy.    On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Such Interpretation addresses the consolidation of variable interest entities ("VIEs"), including special purpose entities ("SPEs"), that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. The provisions of FIN 46 were effective immediately for transactions entered into by the Company subsequent to January 31, 2003 and became effective for all other transactions as of July 1, 2003. However, in October 2003, the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003, in whole or in part. On December 24, 2003, the FASB issued a complete replacement of FIN 46 ("FIN 46R"), which clarified certain complexities of FIN 46 and generally requires adoption no later than December 31, 2003 for entities that were considered SPEs under previous guidance, and no later than March 31, 2004 for all other entities. The Company adopted FIN 46R in its entirety as of December 31, 2003 even though adoption for non-SPEs was not required until March 31, 2004.

  In connection with the implementation of FIN 46, the Company consolidated Trilegiant Corporation ("Trilegiant") and Bishop's Gate Residential Mortgage Trust ("Bishop's Gate") effective July 1, 2003 through the application of the prospective transition method. Additionally, the Company deconsolidated AESOP Funding II, LLC ("AESOP Funding") in connection with its adoption of FIN 46R on December 31, 2003. The consolidation of Trilegiant resulted in a non-cash charge of $293 million (both before and after tax) recorded on July 1, 2003 as a cumulative effect of accounting change, which represented the negative equity of Trilegiant and is comprised of assets and liabilities of $205 million and $498 million, respectively. See Note 23—Trilegiant Corporation for more information regarding Trilegiant. The consolidation of Bishop's Gate did not result in the recognition of a cumulative effect of accounting change, nor did the deconsolidation of AESOP Funding. See Note 16—Debt Under Management and Mortgage Programs and Borrowing Arrangements for more complete information regarding Bishop's Gate and AESOP Funding. The consolidation of Trilegiant and Bishop's Gate and the deconsolidation of AESOP Funding caused the Company's total assets and liabilities recorded on its Consolidated Balance Sheet at December 31, 2003 to increase as follows:

	Assets	Liabilities
Bishop's Gate (a)	$1,720	$1,651
Trilegiant (b)	97	405
AESOP Funding (c)	264	264

  (a)
  Recorded in the Company's Real Estate Services segment.
  (b)
  Recorded in the Company's Financial Services segment.
  (c)
  Recorded in the Company's Vehicle Services segment.

  New Policy.    In connection with FIN 46R, when evaluating an entity for consolidation, the Company first determines whether an entity is within the scope of FIN 46R and if it is deemed to be a VIE. If the entity is considered to be a VIE, the Company determines whether it would be considered the entity's primary beneficiary. The Company consolidates those VIEs for which it has determined that it is the primary beneficiary. Generally, the Company will consolidate an entity not deemed either a VIE or qualifying special purpose entity ("QSPE") upon a determination that its ownership, direct or indirect, exceeds fifty percent of the outstanding voting shares of an entity and/or that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are classified as available-for-sale debt securities or accounted for using the equity or cost method, as appropriate. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

  Previous Policy.    Prior to the adoption of FIN 46 and FIN 46R, the Company did not consolidate SPE and SPE-type entities unless the Company retained both control of the assets transferred and the risks and rewards of those assets. Additionally, non-SPE-type entities were only consolidated if the Company's ownership exceeded fifty percent of the outstanding voting shares of an entity and/or if the Company had the ability to control the financial or operating policies of an entity through its voting rights, board representation or other similar rights.

  Derivative Instruments and Hedging Activities.    On July 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The impact of adopting this standard was not material to the Company's results of operations or financial position.

  Financial Instruments with Characteristics of Both Liabilities and Equity.    On July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. As a result, on July 1, 2003, the Company reclassified its $375 million mandatorily redeemable preferred interest in a subsidiary from the mezzanine section of the Consolidated Balance Sheet to long-term debt (see Note 18—Mandatorily Redeemable Preferred Interest in a Subsidiary).

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

  On January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the FASB to be the preferable accounting method for stock-based employee compensation. The Company also adopted SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," in its entirety on January 1, 2003, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting provisions. As a result, the Company now expenses all employee stock awards over their vesting periods based upon the fair value of the award on the date of grant. As the Company elected to use the prospective transition method, the Company's Consolidated Statement of Income for 2003 reflects stock-based compensation expense only for employee stock awards that were granted or modified subsequent to December 31, 2002. The following table illustrates the effect on net income and the related per share amounts as if the Company had applied the fair value based method to all outstanding employee stock awards for all periods presented:

	Year Ended December 31,
	2003	2002	2001
Reported net income	$1,172	$846	$385
Add back: Stock-based employee compensation expense included in reported net income, net of tax (a)	10	2	15
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax (b)	(50)	(297)	(233)

Pro forma net income	$1,132	$551	$167

Earnings per share:
Reported
Basic	$1.15	$0.83	$0.42
Diluted	1.13	0.81	0.41
Pro forma
Basic	$1.11	$0.54	$0.17
Diluted	1.09	0.53	0.16

  (a)
  For a detailed account of compensation expense recorded within the Consolidated Statements of Income for stock awards granted subsequent to December 31, 2002, see Note 21—Stock-Based Compensation.
  (b)
  The 2002 amounts reflect the August 27, 2002 acceleration of the vesting schedules for certain options previously granted (see Note 21—Stock-Based Compensation for a more detailed account). Pro forma compensation expense reflected for grants awarded prior to January 1, 2003 is not indicative of future compensation expense that would be recorded by the Company, as future expense will vary based upon factors such as the type of award granted by the Company and the then-current fair market value of such award.

  Early Extinguishment of Debt.    On January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on the early extinguishment of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gain or loss be classified as an extraordinary item in determining net income. Accordingly, on January 1, 2003, the Company reclassified $42 million of 2002 pre-tax net losses on the early extinguishments of debt to continuing operations as a component of net non-program related interest expense.

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

  Guarantees.    On January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to the Company's results of operations or financial position.

  CHANGES IN ACCOUNTING POLICIES DURING 2002

  Goodwill and Identifiable Intangible Assets.    On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in its entirety. Prior to the adoption, all intangible assets (including goodwill) were amortized over the estimated periods to be benefited, generally on a straight-line basis. Therefore, the results of operations for 2001 reflect the amortization of goodwill and indefinite-lived intangible assets, while the results of operations for 2003 and 2002 do not reflect such amortization (see Note 5—Intangible Assets for a pro forma disclosure depicting the Company's results of operations during 2001 after applying the non-amortization provisions of SFAS No. 142). In connection with SFAS No. 142, the Company is required to assess goodwill and intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

  The Company assesses goodwill for such impairment by comparing the carrying value of its reporting units to their fair values. The Company's reporting units are one level below the Company's reportable operating segments, with the exception of the Travel Distribution Services segment. The Company's Real Estate Services, Hospitality Services and Financial Services segments each have four reporting units, while the Company's Vehicle Services segment has two reporting units. The Travel Distribution Services segment has only one reporting unit. The Company determines the fair value of its reporting units utilizing discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. When available and as appropriate, the Company uses comparative market multiples to corroborate the discounted cash flow results. The Company's amortizable intangible assets are tested for impairment based on the comparison of its undiscounted cash flows to its carrying amounts and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by SFAS No. 142.

  The Company performed its initial goodwill impairment assessment on January 1, 2002 in connection with the adoption of SFAS No. 142 and determined that the carrying amounts of its reporting units did not exceed their respective fair values. Accordingly, the initial implementation of this standard did not result in a charge and, as such, did not impact the Company's results of operations during 2002. Subsequent to the initial assessment, the Company performed its review annually, or more frequently if circumstances indicated impairment may have occurred, and during 2003 and 2002, determined that no such impairment had occurred.

  Impairment or Disposal of Long-Lived Assets.    On January 1, 2002, the Company adopted SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used, with the exception of goodwill and indefinite-lived intangible assets but including amortizable intangible assets.

  The Company evaluates the recoverability of its long-lived assets (which included goodwill and indefinite-lived intangible assets during 2001) by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business.

  CHANGES IN ACCOUNTING POLICIES DURING 2001

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

  Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets.    On January 1, 2001, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets." Prior to the adoption of EITF Issue No. 99-20, the Company accounted for impairment of beneficial interests in securitizations in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and EITF Issue No. 93-18, "Recognition of Impairment for an Investment in a Collateralized Mortgage Obligation Instrument or in a Mortgage-Backed Interest-Only Certificate." EITF Issue No. 99-20 modified the accounting for interest income and impairment of beneficial interests in securitization transactions, whereby beneficial interests determined to have an other-than-temporary impairment are required to be written down to fair value. The adoption of EITF Issue No. 99-20 resulted in the recognition of a non-cash charge of $46 million ($27 million, after tax) in the Consolidated Statement of Income on January 1, 2001 to account for the cumulative effect of the accounting change.

  Accounting for Derivative Instruments and Hedging Activities.    On January 1, 2001, the Company adopted the provisions of SFAS No. 133. This standard, as amended and interpreted, established accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS No. 133, the Company has recorded all such derivatives at fair value in the Consolidated Balance Sheets. The adoption of this standard resulted in the recognition of a non-cash charge of $16 million ($11 million, after tax) in the Consolidated Statement of Income on January 1, 2001 to account for the cumulative effect of the accounting change relating to derivatives designated in fair value type hedges prior to adopting this standard, to derivatives not designated as hedges and to certain embedded derivatives. As provided for in SFAS No. 133, the Company also reclassified certain financial investments as trading securities at January 1, 2001, which resulted in a pre-tax net benefit of $10 million recorded in other revenues within the Consolidated Statement of Income.

  The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in foreign currency exchange rates, interest rates, and, in 2003, prices of Homestore common stock. As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

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

  The Company is also party to certain contracts containing embedded derivatives. As required by SFAS No. 133, certain embedded derivatives have been bifurcated from their host contracts and are recorded at fair value in the Consolidated Balance Sheets. The total fair value of the Company's embedded derivatives and changes in fair value during 2003, 2002 and 2001 were not material to the Company's results of operations or financial position.

  REVENUE RECOGNITION

  Real Estate Services

  Real Estate Franchise.    The Company franchises its real estate brokerage franchise systems to the owners of independent real estate brokerage businesses. The Company provides operational and administrative services to franchisees, which are designed to increase franchisee revenue and profitability. Such services include advertising and promotions, referrals, training and volume purchasing discounts. Franchise revenue principally consists of royalty and marketing fees from the Company's franchisees. The royalty received is primarily based on a percentage of the franchisee's commissions and/or gross revenue. Royalty and marketing fees are accrued as the underlying franchisee revenue is earned (generally upon close of the home sale transaction). Annual rebates given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in direct proportion to the recognition of the underlying gross franchise revenue. Franchise revenue also includes initial franchise fees, which are paid by new franchisees and are recognized by the Company as revenue when all material services or conditions relating to the sale have been substantially performed (generally when a franchised unit opens for business).

  Real Estate Brokerage.    As an owner-operator of real estate brokerages, the Company assists home buyers and sellers in listing, marketing, selling and finding homes. Real estate commissions earned by the Company's real estate brokerage business are recorded as revenue on a gross basis upon the closing of a real estate transaction (i.e., purchase or sale of a home). The commissions that the Company pays to real estate agents, which approximated $2.9 billion and $2.0 billion during 2003 and 2002, respectively, are recorded as a component of operating expenses on the Consolidated Statements of Income.

  Settlement Services.    The Company provides title and closing services, which include title search procedures for title insurance policies, home sale escrow and closing services (including ordering appraisal, flood and credit reports). Title agency revenues are recorded at the time a home sale transaction or refinancing closes. Appraisal fees are recognized as revenue when the services are performed, which are often prior to the home sale transaction.

  Relocation.    The Company provides relocation services to corporate and government clients for the transfer of their employees. Such services include the purchasing and/or selling of a transferee's home, providing home equity advances to transferees (generally guaranteed by the corporate client), expense processing, household goods moving services and other related services. The Company earns revenues from fees charged to corporate and government clients for the performance of these services and recognizes such revenue as services are provided. Additionally, the Company earns interest income on the funds it advances to the transferring employee, which is recorded ratably as earned up until the point of repayment by the client.

  Based on client agreements, the Company negotiates for the ultimate sale of the transferring employee's home. The gain or loss on sale is generally borne by the corporate client. However, in limited circumstances, the Company will assume the risk of loss on the sale of the transferring employee's home. The fees earned in these transactions are recorded on a gross basis with associated costs recorded within expenses. These fees are recognized as services are provided.

  The Company also earns revenue from referral services provided to real estate brokers and other third-party service providers. The Company recognizes the referral fees from real estate brokers at the time its obligations are complete. For services where the Company pays a third-party provider on behalf of its clients, the Company earns a referral fee or commission, which is recognized at the time of completion of services.

  Mortgage.    Mortgage services include the origination (funding either a purchase or refinance), sale and servicing of residential mortgage loans. Mortgage loans are originated through a variety of marketing techniques, including relationships with corporations, affinity groups, financial institutions and real estate brokerage firms. The Company may also purchase mortgage loans originated by third parties. Upon the closing of a residential mortgage loan originated or purchased by the Company, the mortgage loan is typically warehoused for a period up to 60 days and then sold into the secondary market (which is customary in the mortgage industry). Mortgage loans held for sale represent those mortgage loans originated or purchased by the Company and pending sale to permanent investors. The Company primarily sells its mortgage loans to government-sponsored entities. Upon sale, the servicing rights and obligations of the underlying mortgage loans are generally retained by the Company. A mortgage servicing right ("MSR") is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, and otherwise administering the Company's mortgage loan servicing portfolio.

  Loan origination and commitment fees paid by the borrower in connection with the origination of mortgage loans and certain direct loan origination costs are deferred until such loans are sold to investors. Mortgage loans pending sale are recorded on the Company's Consolidated Balance Sheets at the lower of cost or market value on an aggregate basis. Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the allocated carrying value of the related mortgage loans sold. The capitalization of the MSRs also occurs upon sale of the underlying mortgages into the secondary market. Upon initial recording of the MSR asset, the total cost of loans originated or acquired is allocated between the MSR asset and the mortgage loan without the servicing rights based on relative fair values. Servicing revenues comprise several components, including recurring servicing fees, interest income and the amortization of the MSR asset. Recurring servicing fees and interest income are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees. Costs associated with loan servicing are charged to expense as incurred. The MSR asset is amortized over the estimated life of the related loan portfolio in proportion to projected net servicing revenues. Such amortization is recorded as a reduction of net servicing revenue in the Consolidated Statements of Income.

  The MSR asset is routinely evaluated for impairment. For purposes of performing its impairment evaluation, the Company stratifies its portfolio on the basis of product type and interest rates of the underlying mortgage loans. The Company measures impairment for each stratum by comparing estimated fair value to the carrying amount. Fair value is estimated based upon an internal valuation that reflects management's estimates of expected future cash flows considering prepayment estimates (developed using a third party model described below), the Company's historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves and other economic factors. The Company uses a third party model, adjusted to reflect the historical prepayment behavior exhibited by its portfolio, to forecast prepayment rates used in the development of its expected future cash flows. The prepayment forecast is based on historical observations of prepayment behavior in similar periods comparing current mortgage interest rates to the mortgage interest rates in the Company's servicing portfolio and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, previous refinance opportunities and estimated levels of home equity. Temporary impairment is recorded through a valuation allowance in the period of occurrence as a reduction of net revenue in the Consolidated Statements of Income. The Company periodically evaluates its MSR asset to determine if the carrying value before the application of the valuation allowance is recoverable. When the Company determines that a portion of the asset is not recoverable, the asset and the previously designated valuation allowance are reduced to reflect the write-down.

  Gains or losses on the sale of the MSR asset are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies.

  Hospitality Services

  Lodging Franchise.    The Company franchises its nine lodging franchise systems to the owners of independent hotels. The Company provides operation and administrative services to franchisees, which include access to a national reservation system, national advertising and promotional campaigns, co-marketing programs, referrals, training and volume purchasing discounts. Franchise revenue principally consists of royalties, as well as marketing and reservation fees, which are primarily based on a percentage of the franchisee's gross room revenue. Royalty, marketing and reservation fees are accrued as the underlying franchisee revenue is earned. Franchise revenue also includes initial franchise fees, which are recognized as revenue when all material services or conditions relating to the sale have been substantially performed (generally when a franchised unit opens for business).

  Timeshare Exchange.    As a provider of timeshare vacation exchange services, the Company enters into affiliation agreements with resort property owners/developers to allow owners of timeshare interests to trade their interests with other subscribers. Timeshare exchange revenue principally consists of exchange fees and subscription revenue. Exchange fees are recognized as revenue when the exchange request has been confirmed to the subscribing members. Subscription revenue represents the fees from subscribing members. The Company records subscription revenue as deferred income on its Consolidated Balance Sheets and recognizes it on a straight-line basis over the subscription period during which delivery of publications and other services are provided to the subscribing members. Marketing and advertising costs are generally expensed as incurred; commissions paid on subscriptions are deferred and amortized over the life of the subscription.

  Timeshare Sales and Marketing.    The Company sells and markets vacation ownership interests and provides consumer financing to individuals purchasing vacation ownership interests. Vacation ownership interests sold by the Company consist of either undivided fee simple interests or point-based vacation credits. The Company recognizes sales of vacation ownership interests on a full accrual basis for fully constructed inventory after a binding sales contract has been executed, a 10% minimum down payment has been received, the statutory rescission period has expired and receivables are deemed collectible. During periods of construction, subsequent to the preliminary construction phase and upon assurance that the property will not revert to a rental property, the Company recognizes revenues using the percentage-of-completion method of accounting. For percentage-of-completion accounting, the preliminary stage is deemed to be complete when the engineering and design work is complete, the construction contracts have been executed, the site has been cleared, prepared and excavated and the building foundation is complete. The completion percentage is determined by the proportion of real estate inventory and certain sales and marketing costs incurred to total estimated costs. These estimated costs are based upon historical experience and the related contractual terms. The remaining revenue and related costs of sales, including commissions and direct expenses, are deferred and recognized as the remaining costs are incurred. Until a contract for sale qualifies for revenue recognition, all payments received are accounted for as deposits. Commissions and other direct costs related to the sale are deferred until the sale is recorded. If a contract is cancelled before qualifying as a sale, non-recoverable expenses and deposits forfeited are charged and credited to the current period, respectively.

  Vacation Home Rental.    The Company earns commissions from the rental of holiday accommodations to consumers on behalf of third party owners. Revenue is recognized in the period that the rental reservation is made, net of expected cancellations.

  Travel Distribution Services

  The Company provides global distribution and computer reservation services, offers travel agency services and provides travel marketing information to airline, car rental and hotel clients. The Company provides scheduling and ticketing services and fare and other information to global travel agencies, Internet travel sites, corporations and individuals to assist them with the placement of airline, car rental and hotel reservations. Such services are provided through the use of a computerized reservation system. The Company also provides airline, car rental, hotel and other travel reservation and fulfillment services to members of its timeshare exchange programs and members of certain of Trilegiant's programs. Further, the Company provides hotels, car rental businesses and tour/leisure travel operators, including Internet travel companies, with access to reservation systems and processing. Revenues generated from fees charged to airline, car rental, hotel and other travel suppliers for bookings made through the Company's computerized reservation system are recognized at the time the reservation is made for air bookings, at the time of pick-up for car bookings and at the time of check-out for hotel bookings. Revenues generated from leased equipment charges to system subscribers are recognized over the term of the contract at contracted rates.

  Vehicle Services

  Vehicle Rental Business.    The Company operates and franchises the Avis and Budget rental systems, providing vehicle rentals to business and leisure travelers. Revenue from vehicle rentals is recognized over the period the vehicle is rented. Franchise revenue principally consists of royalties, as well as marketing fees, received from the Company's franchisees in conjunction with vehicle rental transactions. Royalty and marketing fees are accrued as the underlying franchisee revenue is earned (generally upon the rental of a vehicle).

  Leased Vehicle Business.    The Company also provides fleet and fuel card related products and services to corporate clients and government agencies. These services include management and leasing of vehicles, fuel card payment and reporting and other fee-based services for clients' vehicle fleets. The Company leases vehicles primarily to corporate fleet users under open-end operating and direct financing lease arrangements where the customer bears substantially all of the vehicle's residual value risk. In limited circumstances, the Company leases vehicles under closed-end leases where the Company bears all of the vehicle's residual value risk. The lease term under the open-end lease agreement provides for a minimum lease term of twelve months and after the minimum term, the lease may be continued at the lessee's election for successive monthly renewals. For operating leases, lease revenues, which contain a depreciation component, an interest component and a management fee component, are recognized based on the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. For direct financing leases, lease revenue contains an interest component, which is recognized using an interest method based on the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. Amounts charged to the lessees for interest are determined in accordance with the pricing supplement to the respective lease agreement and are generally calculated on a floating rate basis and can vary month to month in accordance with changes in the floating rate index. Amounts charged to lessees for interest may also be based on a fixed rate that would remain constant for the life of the lease. Amounts charged to the lessees for depreciation are typically based on the straight-line depreciation of the vehicle over its expected lease term. Management fees are recognized on a straight-line basis over the life of the lease. Revenue for other services is recognized when such services are provided to the lessee.

        Financial Services

  Loyalty/Insurance Marketing.    The Company markets and administers insurance products, primarily accidental death and dismemberment insurance, and provides services such as checking account enhancement packages, various financial products and discount programs, to financial institutions, which, in turn, provide these services to their customers. Commissions received from the sale of checking account enhancement packages, various financial products and discount programs are recognized as revenue ratably over the period during which services are provided. Commission revenues received from the carrier for accidental death and dismemberment insurance and other insurance products are received and recognized during the underlying policy period. For the accidental death and dismemberment insurance product, the Company also receives a share of the excess of premiums paid to insurance carriers less claims experience to date, claims incurred but not reported, reinsurance costs and carrier administrative fees. The Company's share of this excess is accrued based on claims experience to date, including an estimate of claims incurred but not reported.

  Individual Membership.    The Company, through its relationship with Trilegiant, provides consumers with a variety of membership programs offering discounted products and services in such areas as retail shopping, auto, dining, home improvement and credit information. In July 2001, the Company outsourced its individual membership business to Trilegiant (see Note 23—Trilegiant Corporation for a detailed description of this transaction). Prior to this transaction, the Company generally recorded membership revenue as deferred income on its Consolidated Balance Sheets and recognized it upon the expiration of the membership period, as memberships were generally cancelable for a full refund of the membership fee during the entire membership period, which was generally one year. Revenues generated from memberships that were subject to a pro rata refund were recognized ratably over the membership period. Subsequent to the outsourcing of the individual membership business, the Company continues to recognize revenue in the same manner for its members that existed as of the transaction date and, as of July 1, 2003, for Trilegiant's members (due to the consolidation of Trilegiant pursuant to FIN 46).

  Tax Preparation.    The Company operates the Jackson Hewitt tax preparation services system through both a franchise model, as well as through selected Company-owned stores. The Company provides proprietary interactive tax preparation software, as well as training, marketing and operational services to franchisees. Revenue principally consists of royalty and marketing fees, which are based on a percentage of revenue earned by franchisees for the preparation of individual tax returns. The Company earns revenue directly from consumers for tax preparation services provided by its Company-owned locations. These revenues are earned and accrued upon both completion of tax preparation services and payment by the individual customer. Revenue also includes initial franchise fees that are recognized when all material services and conditions relating to the sale have been performed (generally upon completion of a mandatory initial training program).

  VEHICLE DEPRECIATION, LEASE CHARGES AND INTEREST, NET

  Vehicles are stated at cost, net of accumulated depreciation. The initial cost of the vehicles is net of incentives and allowances from vehicle manufacturers.

  Rental Vehicles.    The Company acquires the majority of its rental vehicles pursuant to repurchase programs established by automobile manufacturers. Under these programs, the manufacturers agree to repurchase vehicles at a specified price and date, subject to certain eligibility criteria (such as car condition and mileage requirements).    Rental vehicles are depreciated on a straight-line basis giving consideration to the contractual residual values that are guaranteed to be paid for the vehicles when returned to the manufacturers and are a function of the number of months between the original purchased date of the vehicle and the sale date of the vehicle back to the manufacturers. The difference between the carrying value of rental vehicles under repurchase programs and the contracted guaranteed residual values was approximately $70 million at December 31, 2003, which will be depreciated in a manner consistent with the depreciation charges to be taken over the anticipated remaining holding period. For 2003, 2002 and 2001, rental vehicles were depreciated at rates ranging from 7% to 29% per annum with the objective of minimizing any gain or loss on the sale of the vehicles. Upon disposal of the vehicles, depreciation expense is adjusted for any difference between the net proceeds from the sale and the remaining book value. As market conditions change, the Company adjusts its depreciation rates prospectively, over the remaining holding period, to reflect these changes in market conditions.

  Leased Vehicles.    Leased vehicles are principally depreciated on a straight-line basis over a term that generally ranges from 3 to 6 years. Gains or losses on the sale of vehicles under closed-end leases are reflected as an adjustment to depreciation expense.

  ADVERTISING EXPENSES

  Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within marketing and reservation expenses on the Company's Consolidated Statements of Income, were approximately $1.2 billion, $885 million and $632 million in 2003, 2002 and 2001, respectively.

  CASH AND CASH EQUIVALENTS

  The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  RESTRICTED CASH

  The Company is required to set aside cash primarily in relation to agreements entered into by its mortgage and car rental businesses. Restricted cash amounts classified as current assets primarily relate to (i) fees collected and held for pending mortgage closings, (ii) accounts held for the capital fund requirements of and potential claims related to mortgage reinsurance agreements and (iii) insurance claim payments related to the car rental business.

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

  All of the Company's short-term investments are included in other current assets on the Company's Consolidated Balance Sheets and all long-term investments are included in other non-current assets (with the exception of retained interests in securitizations, which are included in assets under management and mortgage programs). All realized gains and losses and preferred dividend income are recorded within other revenues in the Consolidated Statements of Income. Gains and losses on securities sold are based on the specific identification method. Declines in market value that are judged to be "other than temporary" are recorded as a component of impairment of investments in the Consolidated Statements of Income.

  As of December 31, 2003 and 2002, the Company's investment portfolio primarily consisted of its retained interests in securitizations ($183 million and $479 million, respectively) and its investment in Homestore, Inc. ($81 million at December 31, 2003). During 2003, the Company recorded $81 million of unrealized gains and $4 million of realized gains relating to its investment in Homestore (see discussion below for more information). During 2001, the Company recorded gross realized losses of $77 million in connection with its investment in trading securities.

  Additionally, in 2001, the Company reviewed its investment portfolio for other-than-temporary impairment and recorded the following losses related to such impairments:

2001
Investment in Homestore, Inc.	$(407)
Other (*)	(34)

$(441)

  (*)
  Primarily related to a lodging investment and an Internet-related investment.

  Retained Interests from Securitizations. The Company's retained interests in securitized financial assets consisted of:

	As of December 31,
	2003	2002
Trading—retained interest in securitized timeshare receivables	$81	$274
Available for sale:
Mortgage-backed securities	102	114
Retained interest in securitized relocation receivables	—	91

Total	$183	$479

  The retained interests from the Company's securitizations of residential mortgage loans, with the exception of mortgage servicing rights (the accounting for which is described above under "Revenue Recognition—Mortgage"), are classified as available-for-sale mortgage-backed securities and recorded as a component of other assets under management and mortgage programs within the

  Company's Consolidated Balance Sheets. The retained interests from the Company's securitizations of timeshare receivables are classified as trading securities and recorded within timeshare-related assets under management and mortgage programs on the Company's Consolidated Balance Sheets. Gains or losses relating to the assets securitized are allocated between such assets and the retained interests based on their relative fair values on the date of sale. The Company estimates fair value of retained interests based upon the present value of expected future cash flows, which is subject to the prepayment risks, expected credit losses and interest rate risks of the sold financial assets. See Note 17—Securitizations for more information regarding these retained interests.

  Homestore, Inc. ("Homestore").    The Company's investment in Homestore was received in exchange for the February 2001 sale of its former move.com and ancillary businesses (see Note 26—Dispositions of Businesses). This investment was initially accounted for under the equity method of accounting based upon the Company's ability to influence Homestore. Accordingly, the Company recorded its proportionate share of Homestore's losses as a component of losses related to equity in Homestore on the Consolidated Statement of Income for 2001. However, during fourth quarter 2001, the Company determined that an other-than-temporary impairment of its investment in Homestore had occurred. After consideration of several indicators, including the extent to which the market value of Homestore had declined since July 2001, the Company revalued the investment to its estimate of Homestore's fair value. In connection with this revaluation, the Company recorded a net impairment charge of $407 million ($244 million, after tax) during fourth quarter 2001. The Company also recorded its proportionate share of Homestore's estimated fourth quarter 2001 losses to the extent that such amount did not reduce the Company's investment in Homestore beyond zero. At December 31, 2002 and 2001, the Company's investment in Homestore was recorded at zero.

  The Company's ability to influence Homestore was predicated upon its ownership percentage of Homestore common stock, previous representation by Company management on the board of directors of Homestore and the existence of contractual agreements that were entered into as part of the sale of the Company's former Internet real estate portal, move.com. With respect to the Company's ability to influence Homestore due to the existence of the contractual agreements, the Company's initial relationship originated on June 30, 1998 when it and RealSelect, the predecessor to Homestore, entered into a four year listing license agreement, whereby the Company, among other things, licensed to RealSelect the exclusive rights to display the listings of the Century 21, ERA and Coldwell Banker brands on the realtor.com website. The exclusive listing license was extended an additional forty (40) years as part of the October 26, 2000 Master Operating Agreement entered into between the Company and Homestore. The Company has never had a direct or indirect controlling financial interest in Homestore.

  The Company's representative on Homestore's board of directors resigned his seat and, in August 2003, the Company modified and/or terminated many of the contractual agreements it maintained with Homestore. Specifically, Homestore no longer has the exclusive rights to display the listings of the Company's Century 21, ERA and Coldwell Banker brands on its realtor.com website. The Company's ownership interest on the date that these contractual agreements were modified and/or terminated was approximately 15.2%. Due to the above-mentioned changes, the Company changed the method by which it accounts for this investment from the equity method to an available-for-sale marketable security since it no longer had the ability to influence Homestore. The carrying value of the investment on the date of this change was zero due to the impairment previously discussed. During 2003, the Company recorded unrealized gains of approximately $81 million in connection with appreciation in the stock price of Homestore, which is recorded within other comprehensive income on the Company's Consolidated Balance Sheet at December 31, 2003. The Company sold one million shares of Homestore during 2003 and recognized a gain of approximately $4 million, which is recorded within net revenues on the Company's Consolidated Statement of Income.

  On December 17, 2003, the Company entered into an equity range forward contract to sell 3.4 million shares of Homestore stock in January and February 2004. See Note 25—Financial Instruments for more information regarding this derivative and Note 30—Subsequent Events for details regarding the Company's sale of Homestore shares pursuant to this contract. As of December 31, 2003, the Company owned approximately 17 million shares of Homestore stock, which approximated a 14.2% ownership interest.

  PROPERTY AND EQUIPMENT

  Property and equipment are recorded at cost. Depreciation, recorded as a component of non-program related depreciation and amortization on the Consolidated Statements of Income, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of non-program related depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Useful lives generally range from 5 to 50 years for buildings and from 2 to 20 years for leasehold improvements, from 3 to 5 years for capitalized software and from 3 to 7 years for furniture, fixtures and equipment.

  PROGRAM CASH

  Program cash primarily relates to amounts specifically designated to purchase assets under management and mortgage programs and/or to repay the related debt. Program cash also includes amounts set aside for the collateralization requirements of outstanding debt for the Company's fleet management and timeshare businesses.

  SELF-INSURANCE RESERVES

  The Consolidated Balance Sheets include approximately $380 million and $318 million of liabilities with respect to self-insured public liability and property damage as of December 31, 2003 and 2002, respectively. The current portion of such amounts is included within accounts payable and other current liabilities and the non-current portion is included in other non-current liabilities. The Company estimates the required liability of such claims on an undiscounted basis utilizing an actuarial method that is based upon various assumptions which include, but are not limited to, the Company's historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and change in the ultimate cost per incident (severity).

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  Accounting for Interest Rate Lock Commitments on Mortgages Held for Sale.    On December 11, 2003, the United States Securities and Exchange Commission ("SEC") provided interim guidance in a speech pertaining to the measurement of interest rate lock commitments related to loans that will be held for resale (commonly referred to as commitments to fund mortgages). This interim guidance was provided to address the diversity in practice that existed among issuers related to the recognition and valuation of such commitments. The SEC stated that commitments to fund mortgages represent written options, and should be valued as such. Accordingly, a liability should be recognized at inception for the fair value of the derivative and subsequently adjusted for changes in fair value. Furthermore, the SEC stated that the commitments should never be accounted for as assets. The changes in fair value would be recognized in the Consolidated Statements of Income. The interim guidance will be effective for all commitments to fund mortgages entered into after March 31, 2004. The SEC intends to issue a Staff Accounting Bulletin to formalize this guidance, however, no formal release has yet been issued.

  The Company plans to adopt this interim guidance on April 1, 2004. Currently, the Company recognizes the value of its commitments to fund mortgages at zero upon inception, and values them similar to a forward contract. Changes in fair value of the commitments to fund mortgages are currently recognized in the Consolidated Statement of Income. The Company economically hedges such loan commitments with forward loan sale commitments, which are classified as freestanding derivatives under SFAS No. 133, with changes in fair value recognized in the Consolidated Statements of Income. Upon adoption of this interim guidance, the gains and losses on the commitments to fund mortgages will no longer be consistently offset by gains and losses on the forward loan sale commitments due to the change in the valuation methodology. This may result in increased income statement volatility, by impacting the timing of income/loss recognition associated with these commitments. Management is currently evaluating the impact of this guidance.

3.     Earnings Per Share

  Earnings per share ("EPS") for periods after March 31, 2000 and through June 30, 2001 was calculated using the two-class method. The Company used the two-class method during these periods because in March 2000 it had issued a second class of common stock, Move.com common stock, and reclassified its existing common stock as CD common stock. Move.com common stock tracked the performance of the Move.com Group, while CD common stock reflected the performance of the Company's other businesses and also a retained interest in the Move.com Group (collectively referred to as the "Cendant Group"). The Company sold the underlying businesses of the Move.com Group in February 2001 (see Note 26—Dispositions of Businesses) and subsequently retired all outstanding shares of Move.com common stock. The Company ceased using the two-class method on June 30, 2001 upon repurchase of all remaining outstanding shares of Move.com common stock. Accordingly, the calculations for 2003 and 2002 do not reflect the application of the two-class method.

  The two-class method is an earnings allocation formula that determines EPS for each class of common stock according to the related earnings participation rights. Under the two-class method, basic EPS for Move.com common stock was calculated by dividing earnings attributable to Move.com common stockholders by the weighted average number of Move.com shares outstanding during the period. Earnings attributable to Move.com common stockholders was calculated as the percentage of the number of shares of Move.com common stock outstanding compared to the number of shares that, if issued, would represent 100% of the equity (and would include the 22,500,000 notional shares of Move.com common stock representing Cendant Group's retained interest in Move.com Group) in the earnings or losses of Move.com Group. The following table sets forth the computation of basic and diluted earnings per share for CD common stock:

	Year Ended December 31,
	2003	2002	2001
Income from continuing operations:
Cendant Group	$1,465	$1,051	$87
Cendant Group's retained interest in Move.com Group	—	—	238

Income from continuing operations for basic EPS	1,465	1,051	325
Convertible debt interest, net of tax	—	1	11
Adjustment to Cendant Group's retained interest in Move.com Group (*)	—	—	(3)

Income from continuing operations for diluted EPS	$1,465	$1,052	$333

Weighted average shares outstanding:
Basic	1,017	1,019	869
Stock options, warrants and non-vested shares	23	22	30
Convertible debt	—	2	18

Diluted	1,040	1,043	917

Earnings per share:
Basic
Income from continuing operations	$1.44	$1.03	$0.37
Income from discontinued operations	—	0.05	0.10
Loss on disposal of discontinued operations	—	(0.25)	—
Cumulative effect of accounting changes	(0.29)	—	(0.05)

Net income	$1.15	$0.83	$0.42

Diluted
Income from continuing operations	$1.41	$1.01	$0.36
Income from discontinued operations	—	0.05	0.09
Loss on disposal of discontinued operations	—	(0.25)	—
Cumulative effect of accounting changes	(0.28)	—	(0.04)

Net income	$1.13	$0.81	$0.41

  (*)
  Represents the change in Cendant Group's retained interest in Move.com Group due to the dilutive impact of Move.com common stock options.

  The following table sets forth the computation of basic and diluted earnings per share for Move.com common stock:

Year Ended December 31, 2001
Income from continuing operations:
Move.com Group	$255
Less: Cendant Group's retained interest in Move.com Group	238

Income from continuing operations for basic EPS	17
Adjustment to Cendant Group's retained interest in Move.com Group (*)	3

Income from continuing operations for diluted EPS	$20

Weighted average shares outstanding:
Basic and Diluted	2

Earnings per share:
Basic
Income from continuing operations	$9.94
Cumulative effect of accounting changes	(0.07)

Net income	$9.87

Diluted
Income from continuing operations	$9.81
Cumulative effect of accounting changes	(0.07)

Net income	$9.74

  (*)
  Represents the change in Cendant Group's retained interest in Move.com Group due to the dilutive impact of Move.com common stock options.

  The following table summarizes the Company's outstanding common stock equivalents that were antidilutive and therefore excluded from the computation of diluted EPS:

	Year Ended December 31,
	2003	2002	2001
CD Common Stock
Options (a)	113	128	98
Warrants (b)	2	2	2
Upper DECS (c)	40	40	40

  (a)
  The decrease in antidilutive options as of December 31, 2003 principally reflects a reduction in the total number of options outstanding. The weighted average exercise prices for antidilutive options at December 31, 2003, 2002 and 2001 were $21.65, $21.44 and $22.59, respectively.
  (b)
  The weighted average exercise price for antidilutive warrants at December 31, 2003, 2002 and 2001 was $21.31.
  (c)
  The appreciation price for antidilutive Upper DECS at December 31, 2003, 2002 and 2001 was $28.42.

  The Company's contingently convertible debt securities, which provided for the potential issuance of approximately 56 million, 105 million and 138 million shares of CD common stock as of December 31, 2003, 2002 and 2001, respectively, were not included in the computation of diluted EPS for such periods as the related contingency provisions were not satisfied (see Note 15—Long-term Debt and Borrowing Arrangements for a detailed discussion of such contingency provisions).

4.     Acquisitions

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

  2003 ACQUISITIONS

  FFD Development Company, LLC.    On February 3, 2003, the Company acquired all of the common interests of FFD Development Company, LLC ("FFD") from an independent business trust for approximately $27 million in cash. As part of this acquisition, the Company also assumed approximately $58 million of debt, which was subsequently repaid. The allocation of the purchase price resulted in goodwill of approximately $16 million, none of which is expected to be deductible for tax purposes. Such goodwill was allocated to the Company's Hospitality Services segment. FFD was formed prior to the Company's April 2001 acquisition of Fairfield Resorts, Inc. ("Fairfield") and is the primary developer of timeshare inventory for Fairfield. See Note 28—Related Party Transactions for more information regarding the Company's relationship with FFD prior to the acquisition.

  Trip Network, Inc.    On March 31, 2003, the Company acquired a majority interest in Trip Network, Inc. ("Trip Network") through the conversion of its preferred stock investment and, on April 1,

  2003, the Company acquired all of the remaining common stock for $4 million in cash. To determine the goodwill to be recorded in connection with this acquisition, the Company's basis in Trip Network was adjusted for $2 million of transaction-related expenses, its $17 million preferred stock investment and its $33 million deferred tax asset related to the initial funding of Trip Network. Accordingly, the Company's total basis in Trip Network was $56 million. Together with $21 million of historical value of liabilities assumed in excess of assets acquired and insignificant fair value adjustments, the Company recorded $73 million of goodwill, none of which is expected to be deductible for tax purposes. Such goodwill was allocated to the Travel Distribution Services segment. Trip Network is an online travel agent. See Note 28—Related Party Transactions for more information regarding the Company's relationship with Trip Network prior to the acquisition.

  Other.    During 2003, the Company also acquired 19 real estate brokerage operations through its wholly-owned subsidiary, NRT Incorporated, for approximately $109 million. The acquisition of real estate brokerages by NRT is a core part of its growth strategy. The Company also acquired 16 other non-significant businesses during 2003 for aggregate consideration of approximately $33 million in cash. The goodwill resulting from the preliminary allocations of the purchase prices of these acquisitions aggregated $126 million and was allocated as follows:

Amount
Real Estate Services	$98
Travel Distribution Services	16
Vehicle Services	8
Financial Services	4

$126

  These acquisitions were not significant to the Company's results of operations, financial position or cash flows on a pro forma basis individually or in the aggregate.

  2002 ACQUISITIONS

  NRT Incorporated.    On April 17, 2002, the Company acquired all of the outstanding common stock of NRT Incorporated ("NRT"), the largest residential real estate brokerage firm in the United States, for $230 million. The acquisition consideration was funded through an exchange of 11.5 million shares of CD common stock then-valued at $216 million, which included approximately 1.5 million shares of CD common stock then-valued at $30 million in exchange for existing NRT options. As part of the acquisition, the Company also assumed approximately $320 million of NRT debt, which was subsequently repaid. Prior to the acquisition, NRT operated as a joint venture between the Company and Apollo Management, L.P. that acquired independent real estate brokerages, converted them to one of the Company's real estate brands and operated them under the brand pursuant to two 50-year franchise agreements with the Company. Management believes that NRT as a wholly-owned subsidiary of the Company will be a more efficient acquisition vehicle and achieve greater financial and operational synergies. The acquisition of NRT resulted in goodwill of $1.6 billion, of which $160 million is expected to be deductible for tax purposes. Such goodwill was assigned to the Company's Real Estate Services segment.

  Trendwest Resorts, Inc.    On April 30, 2002, the Company acquired approximately 90% of the outstanding common stock of Trendwest Resorts, Inc. ("Trendwest") for $849 million, approximately $804 million of which was in CD common stock (approximately 42.6 million shares). As part of the acquisition, the Company assumed $89 million of Trendwest debt, of which $78 million was subsequently repaid. The Company purchased the remaining 10% of the outstanding Trendwest shares in a merger on June 3, 2002 for approximately 4.8 million shares of CD common stock aggregating $87 million. The minority interest recorded in connection with Trendwest's results of operations between April 30, 2002 and June 3, 2002 was not material. Trendwest markets, sells and finances vacation ownership interests. Management believes that this acquisition will provide the Company with significant geographic diversification and global presence in the timeshare industry. The acquisition of Trendwest resulted in goodwill of $687 million, none of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company's Hospitality Services segment.

  Budget Group, Inc.    On November 22, 2002, the Company acquired substantially all of the domestic assets of the vehicle rental business of Budget Group, Inc. ("Budget"), as well as selected international operations, for approximately $109 million in cash plus $44 million of transaction costs and expenses. As part of the acquisition, the Company also assumed approximately $2.4 billion of Budget's asset-backed vehicle related debt, which the Company subsequently repaid. Management believes that Budget is a complementary fit with its other leisure services through its hotel, timeshare and travel distribution companies. The acquisition of Budget resulted in goodwill of $439 million, of which approximately $355 million is expected to be deductible for tax purposes. Such goodwill was assigned to the Company's Vehicle Services segment.

  Other.    Subsequent to the Company's acquisition of NRT on April 17, 2002, NRT acquired 20 other residential real estate brokerage operations for approximately $399 million, including Arvida Realty Services for approximately $160 million and The DeWolfe Companies for approximately $146 million. The acquisition of real estate brokerages by NRT is a core part of its growth strategy. The Company also acquired 17 other non-significant businesses during 2002 for aggregate consideration of approximately $582 million in cash, including (i) Equivest Finance, Inc., a timeshare developer, for approximately $98 million; (ii) three European distribution partners of our Galileo subsidiary for approximately $125 million; (iii) Novasol AS, a marketer of privately owned vacation properties in Europe, for approximately $66 million and (iv) 12 other businesses for approximately $256 million primarily within the Hospitality and Travel Distribution segments. None of these acquisitions were significant to the Company's results of operations or financial position individually or in the aggregate. The goodwill resulting from the preliminary allocations of the purchase prices of these acquisitions aggregated $732 million and was allocated as follows:

Amount
Real Estate Services	$241
Hospitality Services	257
Travel Distribution Services	157
Vehicle Services	13
Financial Services	64

$732

  2001 ACQUISITIONS

  Avis Group Holdings, Inc.    On March 1, 2001, the Company acquired all of the outstanding shares of Avis Group Holdings, Inc. ("Avis"), one of the world's leading service and information providers for comprehensive automotive transportation and vehicle management solutions, for approximately $994 million in cash (including transaction costs and expenses of $40 million and approximately $17 million related to the conversion of Avis employee stock options into CD common stock options). The Company recorded goodwill of approximately $1.9 billion on its Consolidated Balance Sheets (within the Vehicle Services segment) resulting from this acquisition.

  Galileo International, Inc.    On October 1, 2001, the Company acquired all of the outstanding shares of Galileo International, Inc. ("Galileo"), a leading provider of electronic global distribution services for the travel industry, for approximately $1.9 billion (including approximately $36 million of transaction costs and expenses and approximately $32 million related to the conversion of Galileo employee stock options into CD common stock options). Approximately $1.5 billion of the merger consideration was funded through the issuance of approximately 117 million shares of CD common stock, with the remainder being financed from available cash. As part of the acquisition, the Company also assumed approximately $586 million of Galileo debt, substantially all of which has been repaid. The Company recorded goodwill of approximately $2.0 billion on its Consolidated Balance Sheets (within the Travel Distribution Services segment) resulting from this acquisition.

  Other.    During 2001, the Company also completed 16 other acquisitions for aggregate consideration of approximately $1.3 billion in cash, including (i) Fairfield Resorts, Inc. (formerly Fairfield Communities, Inc.), one of the largest vacation ownership companies in the United States, for approximately $760 million; (ii) Cheap Tickets, Inc., a leading provider of discount leisure travel products, for approximately $313 million (net of cash acquired of approximately $286 million) and (iii) 14 other businesses primarily within the Company's Hospitality Services and Real Estate Services segments. These acquisitions were not significant to the Company's results of operations, financial position or cash flows.

  The goodwill resulting from these acquisitions aggregated $1.1 billion and was allocated as follows:

Amount
Real Estate Services	$15
Hospitality Services	670
Travel Distribution Services	411
Vehicle Services	13

$1,109

  UTILIZATION OF PURCHASE ACCOUNTING LIABILITIES FOR EXITING ACTIVITIES

  In connection with the acquisitions of the following businesses, the Company established purchase accounting liabilities in prior periods for costs associated with exiting activities that are currently in progress. The recognition of such costs and the corresponding utilization are summarized by category as follows:

Budget Group, Inc.	Personnel Related	Contract Termination	Facility Related	Total
Costs and balance at December 31, 2002	$35	$6	$7	$48
Cash payments	(28)	—	(4)	(32)
Additions	6	—	14	20

Balance at December 31, 2003	$13	$6	$17	$36

  The principal cost reduction opportunity expected to result from these exit activities is the relocation of the corporate headquarters of Budget. In connection with this initiative, the Company is relocating selected Budget employees, involuntarily terminating other Budget employees and abandoning certain facilities primarily related to reservation processing and administrative functions. As a result, the Company incurred severance and other personnel costs related to the involuntary termination or relocation of employees, as well as facility related costs primarily representing future lease payments for abandoned facilities. The adjustments recorded during 2003 represent the finalization of estimates made at the time of acquisition. The Company formally communicated the termination of employment to approximately 1,800 employees, representing a wide range of employee groups and as of December 31, 2003, the Company had terminated approximately 1,000 of these employees. The Company anticipates that the majority of the remaining personnel related costs will be paid during 2004 and that the majority of the remaining facility related costs will be paid through 2007. The Company expects to terminate a contractual service agreement upon the integration of one of

  Budget's systems and pay the termination fee in April 2004. The Company expects to complete the execution of this plan in the second quarter of 2004.

Galileo International, Inc.	Personnel Related	Asset Fair Value Adjustments & Contract Terminations	Facility Related	Total
Costs	$44	$93	$16	$153
Cash payments	(26)	(10)	—	(36)
Reductions/utilization	—	(46)	—	(46)

Balance at December 31, 2001	18	37	16	71
Cash payments	(36)	(15)	(2)	(53)
Additions/(reductions/utilization)	33	(10)	8	31

Balance at December 31, 2002	15	12	22	49
Cash payments	(9)	(6)	(7)	(22)
Additions/(reductions/utilization)	(5)	(6)	1	(10)

Balance at December 31, 2003	$1	$—	$16	$17

  The above charges were incurred in connection with (i) rightsizing the core business functions of Galileo International, Inc. ("Galileo") and relocating the corporate and other offices (including support functions) and (ii) exiting certain activities and certain acquired businesses, including the sale of assets. To complete these initiatives, the Company (i) involuntarily terminated Galileo employees, (ii) relocated the Galileo corporate headquarters, various support functions and other offices, (iii) merged numerous offices in Europe to a single European headquarters and (iv) abandoned assets in connection with such relocation, as well as terminated contractual service agreements associated with the activities to be exited. Consistent with the original integration plan to streamline Galileo's worldwide operations and due to the extent and breadth of these global efforts, the full evaluation of exiting activities was not complete until third quarter 2002. The Company formally communicated the termination of employment to approximately 880 employees, representing a wide range of employee groups, and as of December 31, 2002, the Company had terminated all such employees. The majority of the remaining personnel related costs were paid during 2003 and the majority of the remaining facility related costs will be paid through 2008.

Avis Group Holdings, Inc.	Personnel Related	Asset Fair Value Adjustments	Facility Related	Total
Costs	$39	$19	$7	$65
Cash payments	(22)	—	—	(22)
Reductions/utilization	—	(19)	—	(19)

Balance at December 31, 2001	17	—	7	24
Cash payments	(20)	—	(2)	(22)
Other additions	8	—	—	8

Balance at December 31, 2002	5	—	5	10
Cash payments	(3)	—	(3)	(6)

Balance at December 31, 2003	$2	$—	$2	$4

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

  ACQUISITION AND INTEGRATION RELATED COSTS

  Amortization of Pendings and Listings.    During 2003 and 2002, the Company amortized $20 million and $256 million of its contractual pendings and listings intangible assets acquired in connection with the acquisitions of NRT, Trendwest and other real estate brokerages. Of these amounts, approximately $17 million and $235 million, respectively, related to the acquisitions of NRT and its subsequent acquisitions of real estate brokerage businesses, while $3 million and $21 million, respectively, related to the acquisition of Trendwest. The Company segregated the pendings and listings amortization to enhance the comparability of its results of operations since these intangible assets are amortized over such a short period of time (generally five months).

  Other.    During 2003, 2002 and 2001, the Company incurred other acquisition and integration related costs of $34 million, $29 million and $112 million, respectively. The 2003 amount primarily related to the integration of Budget's information technology systems into the Company's platform and revisions to the Company's original estimate of costs to exit a facility in connection with the outsourcing of its data operations. The 2002 amount primarily related to the acquisition and integration of NRT. The 2001 charges primarily represented (i) $78 million of costs incurred in connection with the outsourcing of the Company's data operations, including Galileo's global distribution system and desktop support and other related services, to a third party provider and (ii) $23 million of costs incurred in connection with the integration of the Company's existing travel agency businesses with Galileo's computerized reservations system.

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
CD common stock pro forma earnings per share:
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

5.     Intangible Assets

  Intangible assets consisted of:

	As of December 31, 2003			As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Franchise agreements (a)	$1,157	$339	$818	$1,151	$301	$850
Customer lists (b)	550	152	398	544	116	428
Pendings and listings (c)	22	17	5	267	256	11
Other (d)	105	42	63	99	34	65

	$1,834	$550	$1,284	$2,061	$707	$1,354

Unamortized Intangible Assets
Goodwill	$11,119			$10,699

Trademarks (e)	$1,084			$1,076
Other (f)	34			34

	$1,118			$1,110

  (a)
  Generally amortized over a period ranging from 20 to 40 years.
  (b)
  Generally amortized over a period ranging from 3 to 25 years.
  (c)
  Generally amortized over 5 months (the closing period of the underlying contracts). The reduction from 2002 in the gross balance represents the write-off of fully amortized contracts that have been closed.
  (d)
  Generally amortized over a period ranging from 6 to 30 years.
  (e)
  Comprised of various tradenames (including the Avis, Budget, Galileo and Jackson Hewitt tradenames) that the Company has acquired and which distinguish the Company's consumer services as market leaders. These tradenames are expected to generate future cash flows for an indefinite period of time.
  (f)
  Represents indefinite-lived vendor relationships and an indefinite-lived management agreement with automatic one-year renewals.

  The changes in the carrying amount of goodwill are as follows:

	Balance at January 1, 2003	Goodwill Acquired during 2003		Adjustments to Goodwill Acquired during 2002		Foreign Exchange and Other		Balance at December 31, 2003
Real Estate Services	$2,658	$98	(a)	$19	(f)	$1		$2,776
Hospitality Services	2,386	16	(b)	12	(g)	100	(f)	2,514
Travel Distribution Services	2,463	89	(c)	10	(h)	(7	)(j)	2,555
Vehicle Services	2,576	8	(d)	6	(i)	63	(f)	2,653
Financial Services	616	4	(e)	—		1		621

Total Company	$10,699	$215		$47		$158		$11,119

  (a)
  Primarily relates to the acquisitions of real estate brokerages by NRT.
  (b)
  Relates to the acquisition of FFD.
  (c)
  Primarily relates to the acquisition of Trip Network.
  (d)
  Primarily relates to the acquisition of Budget licensees (May 2003 and forward).
  (e)
  Relates to the acquisition of a loyalty business in South Africa (August 2003) and the acquisitions of tax preparation businesses (September 2003 and forward).
  (f)
  Primarily relates to settlements of the ultimate tax bases of acquired assets with the respective tax authorities.
  (g)
  Primarily relates to the acquisition of Equivest (February 2002).
  (h)
  Primarily relates to the acquisition of distribution partners by the Company's Galileo subsidiary (June 2002 and forward).
  (i)
  Relates to the acquisition of Budget.
  (j)
  Primarily represents adjustments to reduce exit activity accruals relating to the Galileo acquisition.

  Amortization expense relating to all intangible assets, excluding mortgage servicing rights (see Note 6—Mortgage Activities), was as follows:

	Year Ended December 31,
	2003	2002	2001
Goodwill(a)	$—	$—	$184
Trademarks(b)	—	—	15
Franchise agreements(b)	38	43	53
Customer lists(b)	36	38	24
Pendings and listings(c)	20	256	—
Other(b)	10	14	10

Total	$104	$351	$286

  (a)
  The 2001 amount includes $135 million of goodwill amortization expense (which is included as a component of non-program related depreciation and amortization expense on the Company's Consolidated Statement of Income) and $66 million of amortization related to the difference between the value of the Company's investment in Homestore and the underlying equity in the net assets of Homestore (which is included as a component of losses related to equity in Homestore, net of tax on the Company's Consolidated Statement of Income). Such amounts were partially offset by the recognition of $17 million of a deferred gain recorded in connection with the Company's sale of its Internet real estate portal to Homestore, which is also included within the losses related to equity in Homestore, net of tax, on the Company's Consolidated Statement of Income. See Note 26—Dispositions of Businesses for more information regarding the Homestore amounts.
  (b)
  Included as a component of non-program related depreciation and amortization on the Company's Consolidated Statements of Income.
  (c)
  Included as a component of acquisition and integration related costs on the Company's Consolidated Statements of Income.

  Based on the Company's amortizable intangible assets (excluding mortgage servicing rights) as of December 31, 2003, the Company expects related amortization expense for the five succeeding fiscal years to approximate $80 million in each of 2004, 2005, 2006 and 2007 and $50 million in 2008.

  Had the Company applied the non-amortization provisions of SFAS No. 142, net income and the related per share data for CD common stock would have been as follows:

Year Ended December 31, 2001
Reported net income	$385
Add back: Goodwill amortization, net of tax	145
Add back: Trademark amortization, net of tax	9

Pro forma net income	$539

Net income per share:
Basic
Reported net income	$0.42
Add back: Goodwill amortization, net of tax	0.17
Add back: Trademark amortization, net of tax	0.01

Pro forma net income	$0.60

Diluted
Reported net income	$0.41
Add back: Goodwill amortization, net of tax	0.16
Add back: Trademark amortization, net of tax	0.01

Pro forma net income	$0.58

6.    Mortgage Activities

  The activity in the Company's residential mortgage loan servicing portfolio consisted of:

	2003	2002	2001
Balance, January 1	$114,079	$97,205	$82,187
Additions	63,870	47,045	30,317
Payoffs/curtailments	(54,079)	(35,514)	(23,973)
Purchases, net	12,557	5,343	8,674

Balance, December 31,(*)	$136,427	$114,079	$97,205

  (*)
  Does not include approximately $2.2 billion, $1.8 billion and $1.6 billion of home equity mortgages serviced by the Company as of December 31, 2003, 2002 and 2001, respectively. The weighted average note rate on all the underlying mortgages within this servicing portfolio was 5.4%, 6.2% and 6.9% as of December 31, 2003, 2002 and 2001, respectively.

  Approximately $5.4 billion (approximately 4%) of loans within this servicing portfolio as of December 31, 2003 were sold with recourse. The majority of the loans sold with recourse (approximately $5.0 billion of the $5.4 billion) represent sales under a program where the Company retains the credit risk for a limited period of time and only for a specific default event. The retained credit risk represents the unpaid principal balance of the mortgage loans. For these loans, the Company accrues a provision (equal to the fair value of the recourse obligation) for estimated losses. As of December 31, 2003, the provision approximated $9 million. There was no significant activity during 2003 that caused the Company to utilize this provision.

  The activity in the Company's capitalized MSR asset consisted of:

	2003		2002		2001
Balance, January 1,	$1,883		$2,081		$1,596
Additions, net	1,008		928		855
Changes in fair value	168		(540)		(103)
Amortization	(700)		(468)		(237)
Sales/deletions	(29)		(26)		(30)
Permanent impairment	(315)		(92)		—

Balance, December 31,	2,015		1,883		2,081

Valuation allowance
Balance, January 1,	(503)		(144)		—
Additions	(193	)(a)	(454	)(b)	(144	)(c)
Reductions	7		3		—
Permanent impairment	315		92		—

Balance, December 31,	(374)		(503)		(144)

Mortgage Servicing Rights, net	$1,641		$1,380		$1,937

  (a)
  Represents changes in estimates of interest rates and borrower prepayment behavior, the after tax amount of which was $115 million and the diluted effect of which was $0.11 per share.
  (b)
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
  (c)
  Approximately $50 million ($29 million, after tax or $0.03 per diluted share) of this amount relates to changes in estimates of interest rates in the ordinary course of business. The remaining $94 million ($55 million, after tax, or $0.06 per diluted share) represents changes in estimates caused by interest rate reductions subsequent to the September 11, 2001 terrorist attacks. The Company segregated the $94 million provision for impairment, which was recorded during fourth quarter 2001, on its Consolidated Statement of Income as it deemed the unprecedented interest rate reductions that gave rise to the provision not to be in the ordinary course of business. Subsequent to the September 11, 2001 terrorist attacks, the Federal Reserve reduced the Federal Funds Rate by 50 basis points twice within a 14-day period following the terrorist attacks and the U.S. Treasury Department announced thereafter the discontinuance of new sales of the 30-year Treasury bond. The reductions in the Federal Funds Rate, which occurred between September 17th and December 11th of 2001, resulted in a 50% reduction to such rate, which has never occurred over such a short period in the history of the Federal Funds Rate. The series of these actions resulted in a reduction of mortgage rates to a then 30-year low during fourth quarter 2001, according to the Freddie Mac Home Loan Index. Such reductions resulted in increases to the forecasted loan prepayment speeds, which negatively impacted the carrying value of the Company's MSR asset, hence requiring a $94 million provision for the impairment of the MSR asset.

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

	2003	2002	2001
Net balance, January 1,(a)	$385	$100	$215
Additions, net	402	389	259
Changes in fair value	(5)	655	106
Sales/proceeds received	(697)	(759)	(480)

Net balance, December 31,(b)	$85	$385	$100

  (a)
  The balance at January 1, 2001 includes $158 million of gains on derivatives, which were recorded as a cumulative effect of accounting change in accordance with the adoption of SFAS No. 133.
  (b)
  At December 31, 2003, the net balance represents the gross asset of $316 million net of the gross liability of $231 million.

  The net impact to the Company's Consolidated Statements of Income resulting from changes in the fair value of the Company's MSR asset, after giving effect to hedging and other derivative activity, was as follows:

	Year Ended December 31,
	2003	2002	2001
Adjustment of MSR asset under hedge accounting	$168	$(540)	$(103)
Net gain (loss) on derivatives related to MSR asset	(5)	655	106

Net gain	163	115	3
Provision for impairment of MSR asset	(193)	(454)	(144)

Net impact	$(30)	$(339)	$(141)

  Based upon the composition of the portfolio as of December 31, 2003 (and other assumptions regarding interest rates and prepayment speeds), the Company expects MSR amortization expense for the five succeeding fiscal years to approximate $260 million, $230 million, $200 million, $180 million and $160 million, respectively. As of December 31, 2003, the MSR portfolio had a weighted average life of approximately 5.7 years.

7.     Franchising and Marketing/Reservation Activities

  Franchising revenues are comprised of the following:

	Year Ended December 31,
	2003	2002	2001
Real estate brokerage offices(*)	$394	$412	$523
Lodging properties	198	204	200
Vehicle rental locations	41	18	26
Tax preparation offices	50	42	38

Total	$683	$676	$787

  (*)
  The 2003 and 2002 amounts exclude $303 million and $211 million, respectively, of royalties primarily paid by NRT to the Company's real estate franchise business, which were eliminated in consolidation. The 2003, 2002 and 2001 amounts are net of annual rebates to the Company's real estate brokers of $80 million, $59 million and $55 million, respectively. The Company's real estate franchisees may receive rebates on their royalty payments. Such rebates are based upon the amount of commission income earned during a calendar year. Each brand has several rebate schedules currently in effect.

  Such franchising revenues included initial franchise fees as follows:

	Year Ended December 31,
	2003	2002	2001
Real estate brokerage offices	$9	$8	$11
Lodging properties	7	5	12
Tax preparation offices	6	6	6

Total	$22	$19	$29

  The number of Company-owned and franchised outlets in operation are as follows:

	As of December 31,
	2003	2002	2001
Company-owned
Real estate brokerage offices(a)	956	950	—
Vehicle rental locations
Avis brand	982	964	867
Budget brand(b)	859	729	—
Tax preparation offices(c)	655	520	—
Franchised
Real estate brokerage offices	11,784	11,716	12,361
Lodging properties	6,402	6,513	6,624
Vehicle rental locations
Avis brand	820	814	847
Budget brand	1,496	1,417	—
Tax preparation offices	4,290	3,677	4,013

  (a)
  Acquired by the Company in connection with its acquisition of NRT on April 17, 2002.
  (b)
  Acquired by the Company in connection with its acquisition on November 22, 2002.
  (c)
  Acquired by the Company in connection with its acquisition of Tax Services of America on January 18, 2002 (previously franchised by the Company).

  The Company also receives marketing and reservation fees primarily from its lodging franchisees and marketing fees from its real estate franchisees, which are calculated based on a specified percentage of gross room revenues or based on a specified percentage of gross closed commissions earned on the sale of real estate, subject to certain minimum and maximum payments. Such fees totaled $227 million, $220 million and $222 million during 2003, 2002 and 2001, respectively, and were included within service fees and membership revenues on the Consolidated Statements of Income. As provided for in the franchise agreements and generally at the Company's discretion, all of these fees are to be expended for marketing purposes and, in the case of lodging and car rental franchisees, the operation of a centralized brand-specific reservation system for the respective franchisees. Such fees are controlled by the Company until disbursement.

  In connection with ongoing fees the Company receives from its franchisees pursuant to the franchise agreements, the Company is required to provide certain services, such as training, marketing and the operation of reservation systems.

8.     Vehicle Rental and Leasing Activities

  The components of the Company's vehicle-related assets under management and mortgage programs are comprised of the following:

	As of December 31,
	2003		2002
	Rental	Leasing	Rental	Leasing
Rental vehicles	$6,177	$—	$6,216	$—
Vehicles under open-end operating leases	—	5,474	—	4,991
Vehicles under closed-end operating leases	—	158	—	172

Vehicles held for rental/leasing	6,177	5,632	6,216	5,163
Vehicles held for sale	58	13	145	34

	6,235	5,645	6,361	5,197
Less: accumulated depreciation	(525)	(2,323)	(395)	(1,736)

Total investment in vehicles	5,710	3,322	5,966	3,461
Plus: Investment in AESOP Funding II LLC (*)	361	—	—	—
Plus: Receivables under direct financing leases	—	82	—	82
Plus: Fuel card related receivables	—	282	—	230
Plus: Receivables from manufacturers	386	—	313	—

Total vehicle-related, net	$6,457	$3,686	$6,279	$3,773

  (*)
  Represents the equity issued by AESOP Funding to the Company. See Note 16—Debt Under Management and Mortgage Programs for more information.

  The components of vehicle depreciation, lease charges and interest, net are summarized below:

	Year Ended December 31,
	2003		2002		2001
	Rental	Leasing	Rental	Leasing	Rental	Leasing
Depreciation expense	$942	$1,089	$673	$1,069	$524	$879
Interest expense, net(*)	265	87	211	106	187	145
Lease charges	54	—	30	—	27	—
Loss on sales of vehicles, net	50	—	5	—	27	—

	$1,311	$1,176	$919	$1,175	$765	$1,024

  (*)
  Vehicle rental amounts are net of vehicle interest income of $5 million, $4 million and $3 million during 2003, 2002 and 2001, respectively. Fleet leasing amounts are net of vehicle interest income of $4 million, $4 million and $8 million during 2003, 2002 and 2001, respectively.

  At December 31, 2003, future minimum lease payments to be received on the Company's open-end and closed-end operating leases (which do not reflect interest to be received as such interest is based upon variable rates) are as follows:

Year	Amount
2004	$1,166
2005	975
2006	651
2007	315
2008	107
Thereafter	108

$3,322

  The Company sells interests in operating leases and the underlying vehicles to two independent Canadian third parties. The Company repurchases the leased vehicles and then leases such vehicles under direct financing leases to the Canadian third parties. The Canadian third parties retain the lease rights and prepay all the lease payments except for an agreed upon amount, which is typically 7.5% of the total lease payments. The total subordinated interest under these leasing arrangements, as recorded on the Consolidated Balance Sheets at December 31, 2003 and 2002, were $27 million and $22 million, respectively. The Company recognized $6 million, $6 million and $7 million of net revenues related to these securitizations during 2003, 2002 and 2001, respectively.

9.
Litigation and Related Costs

  During 2003, 2002 and 2001, the Company recorded charges of $28 million, $145 million and $100 million, respectively, for litigation and related costs incurred in connection with settlements or investigations relating to the 1998 discovery of accounting irregularities in the former business units of CUC International, Inc. ("CUC"). The 2003 charges were partially offset by a credit of $17 million primarily related to proceeds received from insurance recoveries. The 2002 charges were partially offset by a credit of $42 million related to a recovery under the Company's directors' and officers' liability insurance policy in connection with derivative actions arising from former CUC related litigation. The 2001 charges were partially offset by a non-cash credit of $14 million to reflect an adjustment to the PRIDES class action litigation settlement charge recorded by the Company in 1998. Such adjustment represented a reduction in the number of Rights to be issued in connection with the settlement where the Company agreed to sell 15 million special PRIDES at a price in cash equal to 105% of their theoretical value, or $20.56 per special PRIDES. Pursuant to such offer, the Company issued 104,890 special PRIDES for proceeds of approximately $2 million, which were immediately converted into 241,624 shares of CD common stock. Subsequently, the Company settled the purchase contracts underlying all PRIDES. Accordingly, during 2001, the Company issued approximately 61 million shares of its CD common stock in satisfaction of its obligation to deliver common stock to beneficial owners of all PRIDES and received, in exchange, the trust preferred securities forming a part of the PRIDES.

10.
Restructuring and Other Unusual Charges

  2001 Restructuring Charge.    As a result of changes in business and consumer behavior following the September 11, 2001 terrorist attacks, the Company's management formally committed to various strategic initiatives during fourth quarter 2001, which were generally aimed at aligning cost structures in the Company's underlying businesses in response to anticipated levels of volume. The major areas of cost reductions included call center operations, field locations for car rental operations and back office support functions. To achieve these reductions, the Company redirected call traffic, consolidated processes, reduced staffing levels and closed offices. Accordingly, during 2001, the Company incurred restructuring charges of $110 million, of which $21 million were non-cash.

  The initial recognition of the charge and the corresponding utilization from inception are summarized by category as follows:

	Personnel Related	Asset Impairments & Contract Terminations	Facility Related	Total
Costs	$68	$17	$25	$110
Cash payments	(11)	(3)	(1)	(15)
Reductions/utilization	(5)	(10)	—	(15)

Balance at December 31, 2001	52	4	24	80
Cash payments	(33)	—	(9)	(42)
Reductions/utilization	(11)	(3)	(6)	(20)

Balance at December 31, 2002	8	1	9	18
Cash payments	(3)	(1)	(5)	(9)
Reductions/utilization	(4)	—	(2)	(6)

Balance at December 31, 2003	$1	$—	$2	$3

  The personnel related costs primarily included severance resulting from the rightsizing of certain businesses and corporate functions. The Company formally communicated the termination of employment to approximately 3,000 employees, representing a wide range of employee groups, and as of December 31, 2002, the Company had terminated all of these employees. All other costs were incurred primarily in connection with facility closures and lease obligations resulting from the consolidation of business operations. The majority of these costs were recorded within the Company's Hospitality Services ($40 million), Real Estate Services ($30 million) and Corporate and Other ($22 million) segments. During 2002, such liability was reduced by $14 million as a result of changes in the original estimate of costs to be incurred ($6 million, $1 million and $7 million of credits were recorded within Real Estate Services, Vehicle Services and Corporate and Other, respectively). During 2003, such liability was further reduced by $6 million as a result of changes in the original estimate of costs to be incurred ($4 million and $2 million of credits were recorded within Corporate and Other and Real Estate Services, respectively). All of these initiatives were completed as of December 31, 2002.

  2001 Unusual Charges.    During 2001, the Company also incurred unusual charges totaling $273 million, of which $76 million were non-cash. Such charges primarily consisted of (i) $95 million related to the funding of an irrevocable contribution to the Real Estate Technology Trust, an independent technology trust responsible for providing technology initiatives for the benefit of the Company's current and future real estate franchisees, (ii) $85 million related to the funding of Trip Network (see Note 28—Related Party Transactions for a detailed description of this charge), (iii) $41 million related to the rationalization of the Avis fleet (reflecting charges related to the reduction in the fleet, representing the difference between the carrying amount of the vehicles and the fair value of the vehicles less costs to sell, as well as corresponding personnel reductions) in response to the September 11, 2001 terrorist attacks as a result of anticipated reductions in the volume of business, (iv) $8 million related to the abandonment of financial software projects due to the Company's decision to forego their implementation as a result of anticipated reductions in the volume of business in its rental car, travel distribution and timeshare businesses resulting from the September 11, 2001 terrorist attacks and (v) $7 million related to the contribution of $1.5 million in cash and stock in a publicly traded company valued at $5.5 million (based upon its then-current fair value) to the Cendant

  Charitable Foundation, which the Company established in September 2000 to serve as a vehicle for making charitable contributions to worthy charitable causes that are of particular interest to the Company's employees, customers and franchisees. The foundation is controlled by its Board of Directors, which as of December 31, 2003, was comprised of seven persons, all of whom are employees of the Company. Although the Company may make contributions to the foundation from time to time, the Company is under no obligation or otherwise committed to do so. The Real Estate Technology Trust noted above was governed by trustees, none of whom were employees or affiliates of the Company. After giving effect to the $95 million contribution discussed above, the Company had made cumulative contributions totaling $120 million to the Real Estate Technology Trust as of December 31, 2003, 2002 and 2001, but had no on-going requirement to fund this independent trust. As of December 31, 2003, the Real Estate Technology Trust was dissolved pursuant to the original trust agreement.

11.
Income Taxes

  The income tax provision consists of the following:

	Year Ended December 31,
	2003	2002	2001
Current
Federal	$199	$(37)	$48
State	34	18	21
Foreign	59	53	43

	292	34	112

Deferred
Federal	399	474	113
State	45	36	(5)
Foreign	9	—	—

	453	510	108

Provision for income taxes	$745	$544	$220

  Pre-tax income for domestic and foreign operations consists of the following:

	Year Ended December 31,
	2003	2002	2001
Domestic	$1,810	$1,234	$529
Foreign	421	383	134

Pre-tax income	$2,231	$1,617	$663

  Current and non-current deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2003	2002
Current deferred income tax assets:
Litigation settlement and related liabilities	$42	$18
Accrued liabilities and deferred income	416	280
Provision for doubtful accounts	85	73
Acquisition and integration-related liabilities	17	44
Other	—	20

Current deferred income tax assets	560	435

Current deferred income tax liabilities:
Insurance retention refund	20	20
Franchise acquisition costs	14	21
Prepaid expenses	66	60
Other	5	—

Current deferred income tax liabilities	105	101

Current net deferred income tax asset	$455	$334

Non-current deferred income tax assets:
Net operating loss carryforwards	$816	$1,051
State net operating loss carryforwards	287	360
Capital loss carryforward	33	103
Acquisition and integration-related liabilities	195	258
Accrued liabilities and deferred income	—	64
Other	78	—
Valuation allowance(*)	(370)	(392)

Non-current deferred income tax assets	1,039	1,444

Non-current deferred income tax liabilities:
Depreciation and amortization	233	311
Accrued liabilities and deferred income	138	—
Other	—	18

Non-current deferred income tax liabilities	371	329

Non-current net deferred income tax asset	$668	$1,115

  (*)
  The valuation allowance of $370 million at December 31, 2003 relates to $124 million for the net deferred tax assets associated with Trilegiant and to deferred tax assets for federal net operating loss carryforwards, state net operating loss carryforwards and capital loss carryforwards of $1 million, $231 million and $14 million, respectively. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are more likely than not to be realized.

  Deferred income tax liabilities related to management and mortgage programs are comprised of the following:

	As of December 31,
	2003	2002
Unamortized mortgage servicing rights	$426	$392
Depreciation and amortization	625	575
Other	41	50

Deferred income tax liability under management and mortgage programs	$1,092	$1,017

  As of December 31, 2003, the Company had federal net operating loss carryforwards of approximately $2.3 billion, which primarily expire in 2020 and 2022. Additionally, the Company has alternative minimum tax credit carryforwards of $128 million.

  No provision has been made for U.S. federal deferred income taxes on approximately $811 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2003 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

  The Company's effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	2.3	2.2	1.4
Amortization of non-deductible goodwill	—	—	4.4
Taxes on foreign operations at rates different than U.S. federal statutory rates	(3.4)	(2.9)	(0.4)
Taxes on repatriated foreign income, net of tax credits	0.6	0.4	(3.2)
Changes in valuation allowance	(4.3)	(0.3)	(2.3)
Redemption of preferred interest	2.8	—	—
Other	0.4	(0.8)	(1.7)

	33.4%	33.6%	33.2%

12.
Other Current Assets

  Other current assets consisted of:

	As of December 31,
	2003	2002
Prepaid expenses	$473	$445
Timeshare inventory	150	355
Other	441	308

	$1,064	$1,108

13.
Property and Equipment, net

  Property and equipment, net consisted of:

	As of December 31,
	2003	2002
Land	$85	$97
Building and leasehold improvements	644	600
Capitalized software	703	485
Furniture, fixtures and equipment	1,761	1,600

	3,193	2,782
Less: accumulated depreciation and amortization	(1,390)	(1,002)

	$1,803	$1,780

14.   Accounts Payable and Other Current Liabilities

  Accounts payable and other current liabilities consisted of:

	As of December 31,
	2003	2002
Accounts payable	$1,166	$1,139
Accrued payroll and related	676	619
Acquisition and integration-related	334	470
Income taxes payable	588	195
Other	1,924	1,864

	$4,688	$4,287

15.   Long-term Debt and Borrowing Arrangements

  Long-term debt consisted of:

		As of December 31,
	Maturity Date	2003	2002
Term notes:
7 3/4% notes	December 2003	$—	$966
6 7/8% notes	August 2006	849	849
6 1/4% notes	January 2008	797	—
11% senior subordinated notes	May 2009	333	530
6 1/4% notes	March 2010	348	—
7 3/8% notes	January 2013	1,190	—
7 1/8% notes	March 2015	250	—
Contingently convertible debt securities:
Zero coupon senior convertible contingent notes	February 2004 (*)	430	420
Zero coupon convertible debentures	May 2004 (*)	7	857
3 7/8% convertible senior debentures	November 2004 (*)	804	1,200
Other:
Revolver borrowings	December 2005	—	600
Net hedging gains (a)		31	89
Other		100	90

Total long-term debt, excluding Upper DECS		5,139	5,601
Less: current portion (b)		1,629	30

Long-term debt, excluding Upper DECS		3,510	5,571
Upper DECS		863	863

Long-term debt, including Upper DECS		$4,373	$6,434

  (*)
  Indicates earliest mandatory redemption date.
  (a)
  As of December 31, 2003, the balance represents $201 million of realized gains resulting from the termination of fair value interest rate hedges, which will be amortized by the Company to reduce future interest expense. Such gains are partially offset by $170 million of mark-to-market adjustments on new fair value interest rate hedges. As of December 31, 2002, the balance represents $51 million of realized gains resulting from the termination of fair value interest rate hedges and $38 million of mark-to-market adjustments on new fair value interest rate hedges. See Note 25—Financial Instruments.
  (b)
  The balance as of December 31, 2003 includes the $333 million 11% notes, the $430 million zero coupon senior convertible contingent notes, the $7 million zero coupon convertible debentures and the $804 million 3 7/8% convertible senior debentures. The balance at December 31, 2002 reflects the reclassification of $857 million of the Company's zero coupon convertible debentures and $966 million of its 7 3/4% notes to long-term debt as the Company determined that it had the intent and ability to refinance these current maturities of debt to long-term debt with borrowings under its revolving credit facilities (see below for capacity and availability terms) and proceeds received from its issuance of $2.0 billion of notes on January 15, 2003.

  TERM NOTES

  7 3/4% Notes
  The Company's 7 3/4% notes matured in December 2003. Prior to maturity, the Company redeemed $737 million of these notes for $771 million in cash, which resulted in a pre-tax charge of $22 million recorded during 2003. The Company paid the remaining $229 million at maturity in December 2003.

  6 7/8% Notes
  The Company's 6 7/8% notes, with a face value of $850 million, were issued in August 2001 for net proceeds of $843 million. The interest rate on these notes is subject to an upward adjustment of 150 basis points in the event that the credit ratings assigned to the Company by nationally recognized credit rating agencies are downgraded below investment grade. The Company does not have the right to redeem these notes prior to maturity. These notes are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future unsecured senior indebtedness.

  6 1/4% Notes
  The Company's 6 1/4% notes (with face values of $800 million and $350 million) were issued in January and March 2003 for aggregate net proceeds of $1,137 million. The notes are redeemable at the Company's option at any time, in whole or in part, at the appropriate redemption prices plus accrued interest through the redemption date. These notes are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future unsecured senior indebtedness.

  11% Senior Subordinated Notes
  The Company's 11% senior subordinated notes, which were assumed in connection with its 2001 acquisition of Avis and recorded at fair value, are due in May 2009. The notes are redeemable at the Company's option at the appropriate redemption prices plus accrued interest through the redemption date at any time, in whole or in part, after May 1, 2004. During 2003, the Company made open market repurchases of $163 million in face value of these notes, with a carrying value of $180 million, for $182 million in cash and recorded $17 million related to the amortization of a premium. In connection with such redemption, the Company recorded a pre-tax charge of approximately $2 million. The Company intends to redeem the remaining notes in May 2004; accordingly, the entire balance is included in the current portion of long-term debt on the Company's Consolidated Balance Sheet at December 31, 2003. These notes are subordinated in the right of payment to all existing and future senior indebtedness of Avis and are unconditionally guaranteed on a senior subordinated basis by certain of Avis' domestic subsidiaries.

  7 3/8% Notes
  The Company's 7 3/8% notes, with a face value of $1.2 billion, were issued in January 2003 for net proceeds of $1,181 million. The notes are redeemable at the Company's option at any time, in whole or in part, at the appropriate redemption prices plus accrued interest through the redemption date. These notes are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future unsecured senior indebtedness.

  7 1/8% Notes
  The Company's 7 1/8% notes, with a face value of $250 million, were issued in March 2003 for net proceeds of $248 million. The notes are redeemable at the Company's option at any time, in whole or in part, at the appropriate redemption prices plus accrued interest through the redemption date. These notes are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future unsecured senior indebtedness.

  CONTINGENTLY CONVERTIBLE DEBT SECURITIES

  The Company's contingently convertible debt securities, which were all issued during 2001, comprised the following:

	Issuance Date	Earliest Redemption Date	Maturity Date	Principal Amount at Issuance	Gross Proceeds Received at Issuance	CD Common Stock Conversion Rate Per $1,000 Face
Zero coupon senior convertible contingent notes	Feb. 2001	Feb. 2004	Feb. 2021	$1.5 billion	$0.9 billion	33.40
Zero coupon convertible debentures	May 2001	May 2004	May 2021	$1.0 billion	$1.0 billion	39.08
3 7/8% convertible senior debentures	Nov. 2001	Nov. 2004	Nov. 2011	$1.2 billion	$1.2 billion	41.58

  The above debt securities may be converted into shares of the Company's CD common stock upon the satisfaction of certain contingencies, as described below. If these securities become convertible, it could have a material impact to the Company's total number of shares outstanding and to the number of shares utilized in performing its earnings per share calculations.

  The number of shares of common stock potentially issuable for each of the Company's contingently convertible debt securities is detailed below (in millions):

	As of December 31,
	2003	2002
Zero coupon senior convertible contingent notes	22.0	22.0
Zero coupon convertible debentures	0.3	33.5
3 7/8% convertible senior debentures	33.4	49.9

	55.7	105.4

  Zero Coupon Senior Convertible Contingent Notes
  These notes may be converted prior to maturity (i) during each three-month period if the closing sale price of CD common stock exceeds the contingent-conversion threshold, which is 110% of the accreted conversion price per share ($21.45 as of December 31, 2003) for at least 20 trading days in the period of 30 trading days ending on the first day of such three-month period; (ii) if the notes have been called for redemption; (iii) if Moody's Investors Service and Standard & Poor's Corporation no longer have investment-grade ratings assigned to the notes; or (iv) in the event of certain material distributions to holders of CD common stock, excluding payments of dividends in the normal course. At December 31, 2003, the accreted conversion price was $19.50, which is calculated as the issue price of $608.41 and accrued original discount divided by the number of shares of CD common stock issued for each note, or 33.4. The Company concluded that it was not required to separately account for the conversion feature as an embedded derivative. These notes were issued at a discount representing a yield-to-maturity of 2.5%. During 2003, 2002 and 2001, the Company amortized $10 million, $17 million and $20 million, respectively, of this discount, which is included as a component of non-program interest expense on the Consolidated Statements of Income.

  During 2002, the Company redeemed $821 million (par value) of these notes, with a carrying value of $517 million, for $548 million in cash. In connection with such redemptions, the Company recorded a pre-tax charge of approximately $41 million, which included a write-off of $10 million related to deferred financing costs. In 2004, the Company called these notes for redemption. As a result, virtually all holders elected to convert their notes into shares of CD common stock. See Note 30—Subsequent Events for more information regarding this conversion.

  Zero Coupon Convertible Debentures
  These debentures may be converted prior to maturity (i) during each three-month period if the closing sale price of CD common stock exceeds the contingent-conversion threshold, which is 110% of the accreted conversion price per share for at least 20 trading days in the period of 30 trading days ending on the first day of such three-month period ($28.15 as of December 31, 2003); (ii) if the debentures trade at less than 95% of the value of the shares into which the debentures are convertible; (iii) if the debentures have been called for redemption; (iv) if Moody's Investors Service and Standard & Poor's Corporation no longer have investment-grade ratings assigned to the debentures; or (v) in the event of certain material distributions to holders of CD common stock, excluding payments of dividends in the normal course. The Company concluded that it was not required to separately account for the conversion feature as an embedded derivative.

  The debentures will not be redeemable by the Company prior to May 4, 2004, but will be redeemable thereafter at the issue price plus accrued interest, if any. During 2003, the Company redeemed $850 million of these debentures for approximately $851 million in cash. In connection with such redemption, the Company recorded a pre-tax charge of approximately $12 million. During 2002, the Company redeemed $143 million of these notes for $141 million in cash. In connection with such redemption, the Company recorded a nominal pre-tax charge, which included a write-off of $2 million related to deferred financing costs. The Company intends to redeem the remaining debentures in May 2004. These debentures are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future senior unsecured indebtedness.

  3 7/8% Convertible Senior Debentures
  These debentures may be converted prior to maturity (i) during each three-month period if the closing sale price of CD common stock exceeds the contingent-conversion threshold, which is 117.76% through November 2004 and declines ratably to 110% in November 2011, of the accreted conversion price per share ($24.05) for at least 20 trading days in the period of 30 trading days ending on the first day of such three-month period ($28.32 as of December 31, 2003); (ii) if the debentures have been called for redemption; or (iii) in the event of certain material distributions to holders of CD common stock, excluding payments of dividends in the normal course. The Company concluded that it was not required to separately account for the conversion feature as an embedded derivative.

  The debentures are not redeemable by the Company prior to November 27, 2004, but will be redeemable thereafter at the issue price plus accrued interest, if any. In addition, holders of the debentures may require the Company to repurchase the debentures on November 27, 2004 and 2008 at the issue price plus accrued interest, if any. In such circumstance, the Company has the option of paying the repurchase price in cash, shares of its CD common stock, or any combination thereof. During 2003, the Company redeemed $396 million of these debentures for approximately $408 million in cash. In connection with such redemption, the Company recorded a pre-tax charge of approximately $19 million. These debentures are senior unsecured obligations and rank equally in right of payment with all the Company's existing and future senior unsecured indebtedness.

  Beginning in November 2004, the Company may be required to pay additional interest on these debentures if the average of the sales prices of CD common stock is less than or equal to 45% of the accreted conversion price of the debentures for any 20 of the 30 trading days during the applicable measurement period. Thereafter, the interest rate will be adjusted upward for the subsequent six-month period to the rate at which a hypothetical issue of the Company's senior, non-convertible, fixed-rate, callable debt securities would trade, at that time, at par, provided that the reset rate shall not exceed 10% per year. The applicable measurement period for determining whether an upward interest adjustment will occur ends five business days prior to each May 30 and November 30 after November 27, 2004. In the event of an upward interest adjustment, no more than 0.25% per year, incrementally, will be paid in cash; the remaining additional interest will accrue and be paid at maturity. Additionally, the accreted conversion price of the debentures would increase (ratably with the accreted value of debentures) if an upward interest adjustment occurs as it is calculated as 100% of the principal amount of the debentures, plus accrued and unpaid cash interest (which will only result from an upward adjustment to the interest) divided by the number of shares of CD common stock issued for each note, or 41.58. This upward interest adjustment is considered an embedded derivative under SFAS No. 133. The embedded derivative had a de minimis value at the time of issuance and at December 31, 2003 and 2002.

  UPPER DECS

  At December 31, 2003 and 2002, the Company had 17 million Upper DECS outstanding. The Upper DECS are a hybrid instrument consisting of both equity linked and debt securities. Each Upper DECS consists of both a senior note and a forward contract to purchase shares of CD common stock. The senior note is owned by the holder but is pledged to the Company as collateral for the forward purchase contracts. Holders can only sell the senior note if they pledge a Treasury security or cash to replace the senior note as collateral. The senior note initially bears interest at an annual rate of 6.75%, which may be reset based upon a successful remarketing in either May or August 2004. The senior note has a term of five years and represents senior unsecured debt, which ranks equally in right of payment with all the Company's existing and future unsecured and unsubordinated debt and ranks senior to any future subordinated indebtedness.

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

  Because the Upper DECS obligate holders to purchase CD common stock at a price determined by the average closing price of CD common stock during a 20 trading day period ending in August 2004, the Upper DECS are functionally equivalent to issuing shares of CD common stock subject to an issue-price collar, with a delay in issuance until 2004.

  DEBT MATURITIES

  Aggregate maturities of debt (excluding the Upper DECS) based upon maturity or earliest mandatory redemption dates are as follows:

Amount
2004(a)	$1,629
2005	22
2006(b)	913
2007	2
2008	805
Thereafter	1,768

$5,139

  (a)
  Includes $1,241 million of convertible debt, which may be converted into shares of the Company's common stock rather than be redeemed in cash if the price of such stock exceeds the stipulated thresholds or upon the Company's exercise of its call provisions.
  (b)
  Excludes $863 million of Upper DECS. If the Upper DECS are not successfully remarketed in May or August 2004, the senior notes would be retired (without any payment of cash by the Company) in August 2004 in satisfaction of the related forward purchase contracts, whereby holders of the Upper DECS are required to purchase shares of common stock (based upon the price of such common stock on December 31, 2003, approximately 39 million shares would be purchased).

  COMMITTED CREDIT FACILITIES AND AVAILABLE FUNDING ARRANGEMENTS

  At December 31, 2003, the committed credit facilities available to the Company at the corporate level were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Maturing in December 2005	$2,900	$—	$1,169	$1,731

  Borrowings under this facility bear interest at LIBOR plus a margin of 107.5 basis points. In addition, the Company is required to pay a per annum facility fee of 17.5 basis points under this facility. In the event that the credit ratings assigned to the Company by nationally recognized debt rating agencies are downgraded to a level below its ratings as of December 31, 2003 but still investment grade, the interest rate and facility fees on this facility are subject to incremental upward adjustments of 10 and 2.5 basis points, respectively. In the event that such credit ratings are downgraded below investment grade, the interest rate and facility fees are subject to further upward adjustments of 57.5 and 17.5 basis points, respectively. In addition to the $1,169 million of letters of credit issued as of December 31, 2003, this facility contains the committed capacity to issue an additional $581 million in letters of credit. The letters of credit outstanding under this facility at December 31, 2003 were issued primarily to support the Company's vehicle rental businesses.

  As of December 31, 2003, the Company also had $400 million of availability for public debt or equity issuances under a shelf registration statement.

  DEBT COVENANTS

  Certain of the Company's debt instruments and credit facilities contain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At December 31, 2003, the Company was in compliance with all restrictive and financial covenants.

16.
Debt Under Management and Mortgage Programs and Borrowing Arrangements

  Debt under management and mortgage programs (including related party debt due to AESOP Funding) consisted of:

	As of December 31, 2003	As of December 31, 2002
Asset-Backed Debt:
Vehicle rental program
AESOP Funding	$5,644	$4,029
Other	651	2,053
Vehicle management program	3,118	3,058
Mortgage program
Bishop's Gate	1,651	—
Other	—	871
Timeshare program
Sierra	774	—
Other	335	145
Relocation program
Apple Ridge	400	—
Other	—	80

	12,573	10,236

Unsecured Debt:
Term notes	1,916	1,421
Commercial paper	164	866
Bank loans	—	107
Other	132	117

	2,212	2,511

Total debt under management and mortgage programs	$14,785	$12,747

  ASSET-BACKED DEBT

  Vehicle Rental Program

  AESOP Funding.    AESOP Funding was established by the Company as a bankruptcy remote special purpose limited liability company that issues private placement notes and uses the proceeds from such issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP ("AESOP Leasing") on a continuing basis. AESOP Leasing uses these proceeds to acquire or finance the acquisition of vehicles used in the Company's rental car operations. Prior to December 31, 2003, both AESOP Funding and AESOP Leasing were consolidated by the Company and, as such, the intercompany transactions between these two entities were eliminated causing only the third-party debt issued by AESOP Funding and the vehicles purchased by AESOP Leasing to be presented within the Company's Consolidated Financial Statements. However, in connection with the adoption of FIN 46R, the Company determined that it was not the primary beneficiary of AESOP Funding. Accordingly, the Company deconsolidated AESOP Funding on December 31, 2003. As a result, AESOP

  Leasing's obligation to AESOP Funding is reflected as related party debt on the Company's Consolidated Balance Sheet as of December 31, 2003. The Company also recorded an asset within vehicle- related, net assets under management and mortgage programs on its Consolidated Balance Sheet at December 31, 2003, which represented the equity issued by AESOP Funding to the Company. The vehicles purchased by AESOP Leasing remain on the Company's Consolidated Balance Sheet as AESOP Leasing continues to be consolidated by the Company. Such vehicles, which approximate $5.5 billion, collateralize the debt issued by AESOP Funding and are not available to pay the general obligations of the Company.

  The business activities of AESOP Funding are limited primarily to issuing indebtedness and using the proceeds thereof to make loans to AESOP Leasing for the purpose of acquiring or financing the acquisition of vehicles to be leased to the Company's rental car subsidiary and pledging its assets to secure the indebtedness. As the deconsolidation of AESOP Funding occurred on December 31, 2003, the income statement and cash flow activity of the Company were not impacted for 2003. Beginning on January 1, 2004, the results of operations and cash flows of AESOP Funding will no longer be reflected within the Company's Consolidated Financial Statements.

  Borrowings under the AESOP Funding program primarily represent floating rate term notes with a weighted average interest rate of 3% for both 2003 and 2002.

  Other.    Borrowings under the Company's other vehicle rental programs represent amounts issued under financing facilities that provide for the issuance of notes to support the acquisition of vehicles used in the Company's international vehicle rental operations under its Avis and Budget brands. The debt issued is collateralized by the vehicles purchased and primarily represents floating rate bank loans and commercial paper for which the weighted average interest rate was 2% for both 2003 and 2002.

  Vehicle Management Program
  Borrowings under the Company's vehicle management program primarily represent amounts issued under a domestic financing facility that provides for the issuance of variable rate term notes to unrelated third parties ($2.7 billion) and the issuance of preferred membership interests to an unconsolidated related party ($408 million). The variable rate term notes and preferred membership interests were issued to support the acquisition of vehicles used in the Company's fleet leasing operations. The debt issued is collateralized by the leased vehicles purchased, which are not available to pay the general obligations of the Company. The titles to all the vehicles collateralizing the debt issued under this program are held in a bankruptcy remote trust and the Company acts as a servicer of all such vehicles. The bankruptcy remote trust also acts as lessor under both operating and financing lease agreements. The debt issued under this program primarily represents floating rate term notes for which the weighted average interest rate was 2% for both 2003 and 2002.

  Mortgage Program

  Bishop's Gate.    Bishop's Gate is a bankruptcy remote SPE that is utilized to warehouse mortgage loans originated by the Company's mortgage business prior to their sale into the secondary market, which is customary practice in the mortgage industry. The debt issued by Bishop's Gate is collateralized by $149 million of cash and approximately $1.6 billion of underlying mortgage loans, which are serviced by the Company and recorded within mortgage loans held for sale on the Company's Consolidated Balance Sheet as of December 31, 2003. Prior to the adoption of FIN 46, sales of mortgage loans to Bishop's Gate were treated as off-balance sheet sales. The activities of Bishop's Gate are limited to (i) purchasing mortgage loans from the Company's mortgage subsidiary, (ii) issuing commercial paper or other debt instruments and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain non-credit related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions. The assets of Bishop's Gate are not available to pay the general obligations of the Company. The debt issued under Bishop's Gate primarily represents term notes for which the weighted average interest rate was 2% for 2003.

  Other.    Borrowings under the Company's other mortgage program primarily represent short-term debt issued under a repurchase facility, which is used to warehouse mortgage loans originated by the Company before they are ultimately sold into the secondary market. This facility is renewable on an annual basis at the discretion of the lender. The debt issued under this program is collateralized by underlying mortgage loans held in safekeeping by the custodian to the repurchase agreement. The weighted average interest rate on borrowings under this program was 3% for 2002.

  Timeshare Program

  Sierra Receivables Funding Entities.    The Sierra Receivables Funding entities (the "Sierra entities") are bankruptcy remote SPEs that are utilized to securitize timeshare receivables generated from the sale of vacation ownership interests by the Company's timeshare businesses. The debt issued by the Sierra entities is collateralized by $63 million of cash and $957 million of underlying timeshare receivables, which are serviced by the Company and recorded within timeshare-related assets under management and mortgage programs on the Company's Consolidated Balance Sheet as of December 31, 2003. Prior to September 1, 2003, sales of timeshare receivables to the Sierra entities were treated as off-balance sheet sales, as these entities were structured as bankruptcy remote QSPEs and, therefore, excluded from the scope of FIN 46. However, on September 1, 2003, the underlying structures of the Sierra entities were amended in a manner that resulted in these entities no longer meeting the criteria to qualify as QSPEs pursuant to SFAS No. 140. Consequently, the Company began consolidating the account balances and activities of the Sierra entities on September 1, 2003 pursuant to FIN 46. The activities of the Sierra entities are limited to (i) purchasing timeshare receivables from the Company's timeshare subsidiaries, (ii) issuing debt securities and/or borrowing under a conduit facility to effect such purchases and (iii) entering into derivatives to hedge interest rate exposure. The assets of the Sierra entities are not available to pay the general obligations of the Company. The debt issued under the Sierra entities primarily represents fixed rate term notes for which the weighted average interest rate was 3% for 2003.

  Other.    Borrowings under the Company's other timeshare programs represent bank debt, which is collateralized by timeshare receivables and inventory. The weighted average interest rate on borrowings under this program was 3% and 4% for 2003 and 2002, respectively.

  Relocation Program

  Apple Ridge Funding LLC.    Apple Ridge Funding LLC ("Apple Ridge") is a bankruptcy remote SPE that is utilized to securitize relocation receivables generated from advancing funds to clients of the Company's relocation business. The debt issued by Apple Ridge is collateralized by cash and underlying relocation receivables aggregating $519 million, which are serviced by the Company and recorded on the Company's Consolidated Balance Sheet as of December 31, 2003. Prior to November 26, 2003, sales of relocation receivables to Apple Ridge were treated as off-balance sheet sales, as this entity was structured as a bankruptcy remote QSPE and, therefore, excluded from the scope of FIN 46. However, on November 26, 2003, the underlying structure of Apple Ridge was amended in a manner that resulted in it no longer meeting the criteria to qualify as a QSPE pursuant to SFAS No. 140. Consequently, the Company began consolidating the account balances and activities of Apple Ridge on November 26, 2003 pursuant to FIN 46. Prior to consolidation, the Company recognized gains upon the sale of relocation receivables to Apple Ridge. However, such gains were not material for the period January 1, 2003 through November 25, 2003 and for the years ended December 31, 2002 and 2001. The activities of Apple Ridge are limited to (i) purchasing relocation receivables from the Company's relocation subsidiary, (ii) issuing debt securities and/or borrowing under a conduit facility to effect such purchases and (iii) entering into, terminating or modifying certain derivative transactions. The assets of Apple Ridge are not available to pay the general obligations of the Company. The debt issued under Apple Ridge represents a floating rate term note for which the weighted average interest rate was 1% for 2003.

  Other.    Borrowings under the Company's other relocation program represent bank debt issued by a domestic relocation conduit, which is collateralized by relocation receivables. The weighted average interest rate on borrowings under this program was 4% for 2002.

  UNSECURED DEBT

  Term Notes
  These term notes were issued by and are for the exclusive use of the Company's PHH subsidiary. The balance at December 31, 2003 consists of (i) $982 million of publicly issued medium-term notes bearing interest at a blended rate of 7%, (ii) $460 million of privately-placed medium-term notes bearing interest at a blended rate of 8% and (iii) $474 million of short-term notes bearing interest at a blended rate of 7%. Such amounts include aggregate hedging losses of $11 million. The balance at December 31, 2002 consists of (i) $663 million of publicly issued medium-term notes bearing interest at 8.125%, (ii) $466 million of privately-placed medium-term notes bearing interest at a blended rate of 8% and (iii) $292 million of short-term notes bearing interest at a blended rate of 7%. Such amounts include aggregate hedging gains of $32 million. The proceeds from the issuance of these term notes were used to finance the purchase of various assets under management and mortgage programs.

  Commercial Paper
  The Company's policy is to maintain available capacity under its two committed PHH revolving credit facilities (described below) to fully support its outstanding commercial paper. The weighted average interest rates on the outstanding commercial paper, which matures within 270 days from issuance, at December 31, 2003 and 2002 was 1% and 2%, respectively. The proceeds from the issuance of commercial paper are used to finance the purchase of various assets under management and mortgage programs.

  Bank Loans
  Unsecured bank loans primarily represent borrowings under revolving credit facilities related to management and mortgage programs. The weighted average interest rates of outstanding bank loans at December 31, 2002 was 4%. The proceeds from these borrowings are used to finance the purchase of various assets under management and mortgage programs.

  DEBT MATURITIES

  The following table provides the contractual maturities for debt under management and mortgage programs (including related party debt due to AESOP Funding) at December 31, 2003 (except for notes issued under the Company's vehicle management and Sierra timeshare programs, where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management and mortgage programs and for which estimates of repayments have been used):

	Asset-Backed	Unsecured (*)	Total
2004	$2,532	$114	$2,646
2005	3,479	405	3,884
2006	3,047	—	3,047
2007	1,262	190	1,452
2008	1,748	432	2,180
Thereafter	505	1,071	1,576

	$12,573	$2,212	$14,785

  (*)
  Unsecured commercial paper borrowings of $164 million are assumed to be repaid with borrowings under committed credit facilities at the Company's PHH subsidiary, which expire in February 2005, as such amount is fully supported by these committed credit facilities, which are detailed below.

  AVAILABLE FUNDING ARRANGEMENTS AND COMMITTED CREDIT FACILITIES

  As of December 31, 2003, available funding under the Company's on-balance sheet asset-backed debt programs and committed credit facilities (including related party debt due to AESOP Funding) related to the Company's management and mortgage programs consisted of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements (a)
Vehicle rental program
AESOP Funding	6,514	5,644	870
Other	911	651	260
Vehicle management program	3,917	3,118	799
Mortgage program
Bishop's Gate	3,151	1,651	1,500
Other	500	—	500
Timeshare program
Sierra	1,242	774	468
Other	425	335	90
Relocation program
Apple Ridge	500	400	100
Other	100	—	100

	17,260	12,573	4,687

Committed Credit Facilities (b)
Maturity in February 2005	1,250	—	1,250

	$18,510	$12,573	$5,937

  (a)
  Capacity is subject to maintaining sufficient assets to collateralize debt.
  (b)
  These committed credit facilities were entered into by and are for the exclusive use of PHH.

  Borrowings under the Company's $500 million and $750 million credit facilities maturing in February 2005 bear interest at LIBOR plus a margin of 72.5 basis points. In addition, the Company is required to pay a per annum facility fee of 15 basis points under these facilities and a per annum utilization fee of approximately 25 basis points if usage under the facilities exceeds 25% of aggregate commitments. In the event that the credit ratings assigned to PHH by nationally recognized debt rating agencies are downgraded to a level below PHH's ratings as of December 31, 2003, the interest rate and facility fees are subject to a maximum upward adjustment of approximately 65.0 and 22.5 basis points, respectively.

  As of December 31, 2003, the Company also had $874 million of availability for public debt issuances under a shelf registration statement at its PHH subsidiary.

  DEBT COVENANTS

  Certain of the Company's debt instruments and credit facilities related to its management and mortgage programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At December 31, 2003, the Company was in compliance with all such restrictive and financial covenants.

17.
Securitizations

  The Company sells residential mortgage loans in securitization transactions typically retaining one or more of the following: servicing rights, interest-only strips, principal-only strips and/or subordinated interests. Although the Company principally sells its originated mortgage loans directly to government sponsored entities, in limited circumstances, the Company sells loans through a wholly-owned subsidiary's public registration statement. With the exception of specific mortgage loans that are sold with recourse, the investors have no recourse to the Company's other assets for failure of debtors to pay when due (see Note 6—Mortgage Activities). Key economic assumptions used during 2003, 2002 and 2001 to measure the fair value of the Company's retained interests in mortgage loans at the time of the securitization were as follows:

	2003		2002		2001
	Mortgage- Backed Securities (*)	MSRs	Mortgage- Backed Securities (*)	MSRs	Mortgage- Backed Securities (*)	MSRs
Prepayment speed	7-25%	11-50%	7-22%	12-54%	7-43%	9-42%
Weighted average life (in years)	1.9-6.9	1.3-6.8	2.1-10.6	1.3-6.3	2.9-7.2	2.5-9.1
Discount rate	5-15%	6-21%	5-18%	6-14%	5-26%	6-16%

  (*)
  Represents interest-only strips, principal-only strips, as well as subordinated interests.

  Additionally, in 2001, the Company sold timeshare receivables to multiple bankruptcy remote QSPEs retaining the servicing rights and a subordinated interest. As these entities are QSPEs and precluded from consolidation pursuant to generally accepted accounting principles, the debt issued by these entities and the collateralizing assets, which are serviced by the Company, are not reflected on the Company's Consolidated Balance Sheets. The assets of these QSPEs are not available to pay the Company's obligations. Additionally, the creditors of these QSPEs have no recourse to the Company's credit. However, the Company has made representations and warranties customary for securitization transactions, including eligibility characteristics of the receivables and servicing responsibilities, in connection with the securitization of these assets. Sales of timeshare receivables to these entities in 2003 and 2002 were insignificant since substantially all timeshare receivables were securitized during such years through the Sierra entities, which are consolidated on the Company's Consolidated

  Balance Sheets as of December 31, 2003. Presented below is detailed information for these QSPEs (to which timeshare receivables were sold prior to the establishment of the Sierra entities):

	Assets Serviced	Funding Capacity	Debt Issued (b)	Available Capacity (c)
Timeshare QSPEs (a)	$390	$340	$340	$—

  (a)
  Assets serviced does not include cash of $28 million as of December 31, 2003.
  (b)
  Represents term notes.
  (c)
  Subject to maintaining sufficient assets to collateralize debt.

  Key economic assumptions used during 2001 to measure the fair value of the Company's retained interests in timeshare receivables at the time of the securitization were as follows:

2001
Prepayment speed	13-21%
Weighted average life (in years)	7.1-7.4
Discount rate	12-17%
Anticipated credit losses	8-12%

  Key economic assumptions used in subsequently measuring the fair value of the Company's retained interests in securitized mortgage loans and timeshare receivables (sold prior to the establishment of the Sierra entities) at December 31, 2003 and the effect on the fair value of those interests from adverse changes in those assumptions are as follows:

	Mortgage Loans
	Mortgage- Backed Securities	MSR (*)	Timeshare Receivables
Fair value of retained interests	$102	$1,641	$81
Weighted average life (in years)	4.2	5.7	7.5-8.4
Annual servicing fee	—	0.33%	0.75-1.75%
Prepayment speed (annual rate)	9-88%	10-47%	7-13.5%
Impact of 10% adverse change	$(12)	$(93)	$—
Impact of 20% adverse change	$(15)	$(178)	$(1)
Discount rate (annual rate)	2-26%	10.5%	15%
Impact of 10% adverse change	$(14)	$(63)	$(2)
Impact of 20% adverse change	$(17)	$(121)	$(3)
Anticipated credit losses (annual rate)	—	—	9.5-11.9%
Impact of 10% adverse change	$—	$—	$(1)
Impact of 20% adverse change	$—	$—	$(3)

  (*)
  Does not include the derivatives related to mortgage servicing rights, which approximated $85 million.

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

  The following table presents information about delinquencies and components of securitized residential mortgage loans and timeshare receivables (those sold prior to the establishment of the Sierra entities) as of and for the year ended December 31, 2003:

	Total Principal Amount	Principal Amount 60 Days or More Past Due (a)	Net Credit Losses (c)	Average Principal Balance
Residential mortgage loans (b)	$273	$35	$2	$275
Timeshare receivables	390	11	—	448

Total securitized assets	$663	$46	$2	$723

  (a)
  Amounts are based on total securitized assets at December 31, 2003.
  (b)
  Excludes securitized mortgage loans that the Company continues to service but to which it has no other continuing involvement.
  (c)
  There are no net credit losses on securitized timeshare receivables since the Company has typically repurchased such receivables from the QSPEs prior to delinquency although it is not obligated to do so. Accordingly, credit losses associated with securitized timeshare receivables are reflected within the Company's Consolidated Statements of Income.

  As discussed in Note 16—Debt Under Management and Mortgage Programs and Borrowing Arrangements, the Company sold financial assets to Bishop's Gate, the Sierra entities and Apple Ridge prior to its consolidation of these securitization structures on July 1, 2003, September 1, 2003 and November 26, 2003, respectively. The cash flow activity presented below covers the period up to and including the date of consolidation of these structures in addition to the full year activity between the Company and securitization trusts that remain off-balance sheet as of December 31, 2003.

	Mortgage Loans
	2003	2002	2001
Proceeds from new securitizations	$59,511	$38,722	$35,776
Servicing fees received	444	411	352
Other cash flows received on retained interests (a)	24	25	31
Purchases of delinquent or foreclosed loans (b)	(677)	(681)	(228)
Servicing advances	(512)	(161)	(498)
Repayment of servicing advances	473	139	495
	Timeshare Receivables
	2003	2002	2001
Proceeds from new securitizations	$620	$345	$259
Proceeds from collections reinvested in securitizations	39	33	—
Servicing fees received	10	10	4
Other cash flows received on retained interests (a)	28	50	16
Purchases of delinquent or foreclosed loans (b)	(57)	(52)	(16)
Cash received upon release of reserve account	12	2	2
Purchases of defective contracts	(55)	(40)	(23)
	Relocation Receivables
	2003	2002	2001
Proceeds from new securitizations	$35	$770	$1,964
Proceeds from collections reinvested in securitizations	2,717	2,433	1,984
Servicing fees received	3	4	5
Other cash flows received on retained interests (a)	38	48	(6)
Cash (paid)/received upon (funding)/release of reserve account	(17)	1	3

  (a)
  Represents cash flows received (paid) on retained interests other than servicing fees.
  (b)
  The purchase of delinquent or foreclosed loans/timeshare receivables is primarily at the Company's option and not based on a contractual relationship with the securitization trust.

  During 2003, 2002 and 2001, the Company recognized pre-tax gains of $850 million, $493 million and $483 million, respectively, related to the securitization of residential mortgage loans. During 2003, the Company recognized pre-tax gains of $39 million on the securitization of timeshare receivables through the Sierra entities (prior to the Company's consolidation thereof on September 1, 2003), which were calculated using the following key economic assumptions: 7-15% prepayment speed; 7.0-7.6 weighted average life (in years); 15% discount rate; 9.5-13.7% anticipated credit losses. During 2002, the Company recognized pre-tax gains of $43 million on the securitization of timeshare receivables through the Sierra entities, which were calculated using the following key economic assumptions: 7.7-13% prepayment speed; 6.0-7.4 weighted average life (in years); 15% discount rate; 9-14.7% anticipated credit losses. During 2001, the Company recognized pre-tax gains of $8 million on the securitization of timeshare receivables through the QSPEs discussed above (refer to the key economic assumptions detailed in the table above). Gains recognized on the securitization of relocation receivables were not material during 2003, 2002 and 2001. All gains on the securitization of financial assets are recorded within net revenues on the Company's Consolidated Statements of Income.

  The Company has made representations and warranties customary for securitization transactions, including eligibility characteristics of the mortgage loans, timeshare receivables, and relocation receivables and servicing responsibilities, in connection with the securitization of these assets.

18.   Mandatorily Redeemable Preferred Interest in a Subsidiary

  During 2000, a limited liability corporation formed by the Company through the contribution of certain trademarks issued a senior preferred equity interest to an independent third party in exchange for $375 million in cash. This mandatorily redeemable preferred interest in a subsidiary (which was presented between the liability and equity sections on the Consolidated Balance Sheet at December 31, 2002) was reclassified to long-term debt on July 1, 2003 in connection with the adoption of SFAS No. 150. The Company is precluded from reclassifying prior period amounts pursuant to this standard. In September 2003, the Company prepaid this amount at par. In connection with this prepayment, the Company recorded a pre-tax charge of approximately $3 million to reflect the write-off of related debt issuance costs.

  The Company was required to pay distributions on the senior preferred equity interest based on the three-month LIBOR plus a margin of 1.77%, which were reflected as minority interest in the Consolidated Statements of Income prior to the reclassification. During 2003 (through June 2003), 2002 and 2001, such pre-tax minority interest expense approximated $6 million, $14 million and $23 million, respectively.

19.   Commitments and Contingencies

  Lease Commitments
  The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2003 are as follows:

Year	Amount
2004	$547
2005	435
2006	353
2007	288
2008	193
Thereafter	877

$2,693

  Commitments under capital leases are not significant.

  During 2003, 2002 and 2001, the Company incurred total rental expense of $730 million, $524 million and $331 million, respectively, inclusive of contingent rental expense of $93 million, $69 million and $56 million in 2003, 2002 and 2001, respectively, principally based on car rental volume. Included within the Company's total rental expense for 2003, 2002 and 2001 are fees paid by the Company in connection with agreements with airports that allow the Company to conduct its car rental operations on-site. Such agreements require the Company to guarantee a minimum amount of fees to be paid to the airports regardless of the amount of revenue generated by the on-site car rental operations. The Company has also included the future minimum payments to be made in connection with these guarantees in the above table.

  Commitments to Purchase Vehicles
  The Company maintains agreements with vehicle manufacturers whereby the Company is required to purchase approximately $4.9 billion of vehicles from these manufacturers during 2004. The Company's featured suppliers for the Avis and Budget brands are General Motors Corporation and Ford Motor Company, respectively. The purchase of such vehicles is financed through the issuance of debt under management and mortgage programs in addition to cash received upon the sale of vehicles primarily under repurchase programs.

  Other Purchase Commitments
  In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. None of the purchase commitments made by the Company as of December 31, 2003 (aggregating approximately $2.2 billion) was individually significant with the exception of the Company's commitments under service contracts for information technology (aggregating $1.2 billion, of which $136 million relates to 2004) and telecommunications (aggregating $376 million, of which $123 million relates to 2004).

  Contingencies
  The June 1999 disposition of the Company's fleet businesses was structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to an interpretive ruling, the Internal Revenue Service ("IRS") has subsequently taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If upon final determination, the transaction is not considered a tax-free reorganization, the Company may have to record a non-cash tax charge of up to $270 million, depending upon certain factors. The non-cash tax charge primarily results from the utilization of net operating loss carryforwards. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

  The Company is involved in litigation asserting claims associated with accounting irregularities discovered in former CUC business units outside of the principal common stockholder class action litigation. While the Company has an accrued liability of approximately $90 million recorded on its Consolidated Balance Sheet as of December 31, 2003 for these claims based upon its best estimates, it does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such unresolved proceedings could be material with respect to earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

  The Company is involved in other pending litigation, which, in the opinion of management, should not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  Standard Guarantees/Indemnifications
  In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) development of timeshare properties, (v) access to credit facilities and use of derivatives, (vi) sales of mortgage loans, (vii) issuances of debt or equity securities, (viii) licensing of computer software and (ix) GDS subscriber services. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in a licensing agreements, (iv) developers in timeshare development agreements, (v) financial institutions in credit facility arrangements and derivative contracts, (vi) purchasers and insurers of the loans in sales of mortgage loans, (vii) underwriters in debt or equity security issuances and (viii) travel agents or other users in GDS subscriber services. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

  The Company also provides guarantees for the benefit of landlords in lease contracts where the lease was assigned to a third party due to the sale of a business which occupied the leased facility. These guarantees extend only the duration of the underlying lease contract. The maximum potential amount of future payments that the Company may be required to make under these guarantees is approximately $30 million in the aggregate. As of December 31, 2003, the Company had accrued approximately $12 million of this amount on its Consolidated Balance Sheet. If the Company were required to make payments under these guarantees, it would have similar recourse against the tenant (third party to which the lease was assigned).

  Other Guarantees
  The Company's timeshare businesses provide guarantees to certain owners' associations for funds required to operate and maintain timeshare properties in excess of assessments collected from owners of the timeshare interests. The Company may be required to fund such excess as a result of unsold

  Company-owned timeshare interests or failure by owners to pay such assessments. These guarantees extend for the duration of the underlying service agreements (which approximate one year and are renewable on an annual basis) or until a stipulated percentage (typically 80% or higher) of related timeshare interests are sold. The maximum potential future payments that the Company could be required to make under these guarantees was approximately $85 million as of December 31, 2003. The Company would only be required to pay this maximum amount if none of the owners assessed paid their maintenance fees. Any fees collected from the owners of the timeshare interests would reduce the maximum potential amount of future payments to be made by the Company. Additionally, should the Company be required to fund the deficit through the payment of any owners' fees under these guarantees, the Company would be permitted access to the property for its own use and may use that property to engage in revenue producing activities, such as advertising or rental. Historically, the Company has not been required to make material payments under these guarantees as the fees collected from owners of timeshare interests have been sufficient to support the operation and maintenance of the timeshare properties. As of December 31, 2003, the liability recorded by the Company in connection with these guarantees was de minimis.

  The Company coordinates numerous events for it franchisees and thus reserves a number of venues with certain minimum guarantees, such as room rentals at hotels local to the conference center. However, such room rentals are paid by each individual franchisee. If the franchisees do not meet the minimum guarantees, the Company is obligated to fulfill the minimum guaranteed fees. As of December 31, 2003, these guarantees extended into 2006 and the maximum potential amount of future payments that the Company may be required to make under such guarantees was approximately $20 million. The Company would only be required to pay this maximum amount if none of the franchisees conducted their planned events at the reserved venues. Historically, the Company has not been required to make material payments under these guarantees. As of December 31, 2003, the liability recorded by the Company in connection with these guarantees was de minimis.

20.   Stockholders' Equity

  CD Common Stock Transactions
  During 2003, 2002 and 2001, the Company repurchased approximately $1.1 billion (64.5 million shares), $291 million (19.8 million shares) and $226 million (12.3 million shares), respectively, of CD common stock under its board-authorized common share repurchase program. As of December 31, 2003, the Company had approximately $321 million of remaining availability for repurchases under a Board- approved share repurchase program. See Note 30—Subsequent Events for additional information.

  As discussed in Note 4—Acquisitions, the Company issued approximately 59 million shares of CD common stock in connection with the acquisitions of Trendwest (47.4 million shares) and NRT (11.5 million shares) during 2002 and, in 2001, the Company issued approximately 117 million shares of CD common stock in connection with the acquisition of Galileo. Additionally, during 2001, the Company issued approximately 61 million shares of CD common stock to settle the purchase contracts underlying the PRIDES in non-cash transactions. The Company also issued 46 million shares of CD common stock at $13.20 per share for aggregate proceeds of approximately $607 million in cash during 2001.

  Move.com Common Stock Transactions
  During 2001, the Company repurchased all the remaining outstanding shares of Move.com common stock for $29 million in cash and the transfer of 1.7 million shares of Homestore common stock then valued at $46 million. There are no shares of Move.com common stock outstanding.

  Accumulated Other Comprehensive Income
  The components of accumulated other comprehensive income are as follows:

	Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Available-for- Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income/(Loss)
Balance, January 1, 2001	$(165)	$—	$(69)	$—	$(234)
Current period change	(65)	(33)	89	(21)	(30)

Balance, December 31, 2001	(230)	(33)	20	(21)	(264)
Current period change	311	(8)	(16)	(37)	250

Balance, December 31, 2002	81	(41)	4	(58)	(14)
Current period change	143	38	42	—	223

Balance, December 31, 2003	$224	$(3)	$46	$(58)	$209

  All components of accumulated other comprehensive income are net of tax except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

21.
Stock-Based Compensation

  The Company may grant stock options, stock appreciation rights, restricted shares and restricted stock units ("RSUs") to its employees, including directors and officers of the Company and its affiliates. Beginning in 2003, the Company changed the method by which it provides stock-based compensation to its employees by significantly reducing the number of stock options granted and instead, issuing RSUs as a form of compensation. The Company is authorized to grant up to 314 million shares of its common stock under its active stock plans and at December 31, 2003, approximately 145 million shares were available for future grants under the terms of these plans.

  Stock Options
  Options granted during 2003, although minimal in comparison to prior years, vest ratably over a four-year period and have a ten-year term. Prior to 2003, options granted to employees generally had a ten-year term and vested ratably over periods ranging from two to five years. The Company's policy is to grant options with exercise prices at then-current fair market value. The annual activity of the Company's CD common stock option plans consisted of:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	237	$16.23	218	$15.82	187	$16.90
Granted at fair market value	1	13.40	42	18.45	59	10.96
Granted in connection with acquisitions	1	15.02	3	10.05	16	12.70
Exercised	(40)	10.77	(10)	10.35	(28)	9.19
Forfeited	(11)	19.45	(16)	17.59	(16)	18.46

Balance at end of year	188	$17.21	237	$16.23	218	$15.82

  During 2003, the Company recorded approximately $1 million of pre-tax compensation expense related to the issuance of common stock options to its employees since January 1, 2003. See Note 2—

  Summary of Significant Accounting Policies for the effect on net income and earnings per share had the Company elected to recognize and measure compensation expense for all of its stock option grants to its employees based on the fair value method.

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

  The table below summarizes information regarding the Company's outstanding and exercisable stock options as of December 31, 2003:

	Outstanding Options
				Exercisable Options
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number of Options		Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.01 to $10.00	50	4.6	$9.16	44	$9.13
$10.01 to $20.00	91	6.0	17.20	82	17.50
$20.01 to $30.00	30	4.4	22.37	30	22.37
$30.01 to $40.00	17	3.8	31.92	17	31.92

	188	5.2	$17.21	173	$17.65

  The weighted-average grant-date fair value of CD common stock options granted during 2003, 2002 and 2001 were $5.19, $8.43 and $5.27, respectively. The fair values of these stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for CD common stock options granted in 2003, 2002 and 2001:

	2003	2002	2001
Dividend yield	—	—	—
Expected volatility	49.0%	50.0%	50.0%
Risk-free interest rate	2.4%	4.2%	4.4%
Expected holding period (years)	3.6	4.5	4.5

  All options related to Move.com common stock (which are not reflected in the above tables) were forfeited during 2001. Such options, which approximated six million, had a weighted average exercise price of $18.59.

  Restricted Stock Units
  Each RSU granted by the Company entitles the employee to receive one share of CD common stock upon vesting, which occurs ratably over a four-year period. As of December 31, 2003, the Company had approximately 6.3 million RSUs outstanding with a weighted-average grant-date fair value of $13.98. During 2003, the Company recorded pre-tax compensation expense of approximately $15 million in connection with these RSUs, which is included within general and administrative expenses on the Company's Consolidated Statement of Income. The related deferred compensation balance, which is recorded on the Company's Consolidated Balance Sheet as a reduction to additional paid-in capital, was $73 million as of December 31, 2003. This deferred compensation balance will be amortized to expense over the remaining vesting period of the RSUs.

  Employee Stock Purchase Plan
  The Company is also authorized to sell up to 8.5 million shares of its CD common stock to eligible employees under its current non-compensatory employee stock purchase plan ("ESPP"). Under the terms of the ESPP, employees may authorize the Company to withhold up to 10% of their compensation from each paycheck for the purchase of CD common stock. For amounts withheld during 2003, the purchase price of the stock was calculated as 95% of the fair market value of CD common stock as of the first day of each month. For amounts withheld during 2002 and prior periods, the purchase price of the stock was calculated as 85% of the lower of the fair market value of CD common stock on the first or the last trade date of each calendar quarter. During 2003, the Company issued approximately 1.1 million shares under the ESPP, bringing the cumulative issuances to approximately 3.6 million shares. As of December 31, 2003, approximately 4.9 million shares were available for issuance under the ESPP.

22.   Two Flags Joint Venture LLC

  In 2002, the Company formed Two Flags Joint Venture LLC ("Two Flags") through the contribution of its domestic Days Inn trademark and related license agreements. The Company did not contribute any other assets to Two Flags. The Company then sold 49.9999% of Two Flags to Marriott International, Inc. ("Marriott") in exchange for the domestic Ramada trademark and related license agreements. The Company retained a 50.0001% equity interest in Two Flags, continues to control Two Flags and, therefore, consolidates Two Flags. Marriott's equity interest in Two Flags, which approximated $100 million as of December 31, 2003 and 2002, is recorded as minority interest (within accounts payable and other current liabilities in 2003 and within non-current liabilities in 2002) on the Company's Consolidated Balance Sheets. Both Marriott and the Company have the right, but are not obligated, to cause the sale of Marriott's interest at any time after March 1, 2004 for approximately $200 million, which represents the projected fair market value of Marriott's interest at such time. Upon exercise of this right by either party, the Company would own 100% of Two Flags and have exclusive rights to the domestic Ramada and Days Inn trademarks and the related license agreements. The Company expects to loan Two Flags such amount to enable it to redeem Marriott's interest in 2004. Pursuant to the terms of the venture, the Company and Marriott share income from Two Flags on a substantially equal basis. By consent of both parties, Two Flags can be dissolved at any time and will otherwise terminate in accordance with the terms of its governing documents in March 2012. In the event of dissolution, Two Flags' assets will be distributed to the Company and Marriott in amounts that are in proportion to their relative capital accounts, with the Days Inn trademarks and related license agreement reverting back to the Company and the Ramada trademark and related license agreement reverting back to Marriott.

  During 2003 and 2002, the Company recorded pre-tax minority interest expense of $25 million and $20 million, respectively, in connection with Two Flags.

23.   Trilegiant Corporation

  On July 2, 2001, the former management of the Company's individual membership businesses (Cendant Membership Services and Cendant Incentives subsidiaries) purchased 100% of the common stock of a newly-created company, Trilegiant, for $2.7 million in cash. Trilegiant operates membership-based clubs and programs and other incentive-based programs through an outsourcing arrangement with Cendant. The account balances and results of operations of Trilegiant were not reflected within the Company's Consolidated Financial Statements during 2001, 2002 or for the first six months of

  2003 as the Company's ownership interest in Trilegiant did not exceed fifty percent of the outstanding voting shares of Trilegiant and the Company did not have the ability to control the financial or operating policies of Trilegiant through its voting rights, board representation or other similar rights. However, as discussed in Note 2—Summary of Significant Accounting Policies, the Company consolidated Trilegiant on July 1, 2003 in connection with FIN 46. Accordingly, the account balances and results of operations of Trilegiant have been included within the Company's Consolidated Financial Statements since July 1, 2003. Although the Company is now recording Trilegiant's profits and losses in its consolidated results of operations, Cendant is not obligated to infuse capital or otherwise fund or cover any losses incurred by Trilegiant. Therefore, Cendant's maximum exposure to loss as of December 31, 2003 as a result of its involvement with Trilegiant was substantially limited to the advances and loans made to Trilegiant, as well as any receivables due from Trilegiant (collectively aggregating $100 million as of December 31, 2003), as such amounts may not be recoverable if Trilegiant were to cease operations. The creditors of Trilegiant have no recourse to Cendant's credit and the assets of Trilegiant are not available to pay Cendant's obligations. Cendant is not obligated or contingently liable for any debt incurred by Trilegiant. Cendant does not manage or operationally control Trilegiant. As of December 31, 2003, Cendant's equity ownership interest in Trilegiant approximated 37% on a fully diluted basis; however, after giving consideration to the applicable stockholders agreement, Cendant's management believed that Cendant has the right to acquire an additional 6% ownership interest at December 31, 2003. See Note 30—Subsequent Events for modifications made to this relationship subsequent to December 31, 2003.

  Pursuant to the outsourcing arrangement between Cendant and Trilegiant, Cendant retained substantially all of the assets and liabilities of its existing membership business and licensed Trilegiant the right to market products to new members utilizing its intellectual property. Accordingly, Cendant continues to collect membership fees from, and is obligated to provide membership benefits to, members of its individual membership business that existed as of July 2, 2001 (referred to as "existing members"), including their renewals, and Trilegiant provides fulfillment services for these members in exchange for a servicing fee paid by Cendant. Furthermore, Trilegiant collects the membership fees from, and is obligated to provide membership benefits to, any members who joined the membership-based clubs and programs and all other incentive programs subsequent to July 2, 2001 (referred to as "new members") and recognizes the related revenue and expenses. Similar to Cendant's other franchise businesses, Cendant receives a royalty from Trilegiant on all future revenue generated by the new members.

  As referred to above, Trilegiant is licensing and/or leasing from Cendant the assets of Cendant's individual membership business in order to service these members and also to obtain new members. The assets licensed to Trilegiant include various tradenames, trademarks, logos, service marks and other intellectual property relating to its membership business. Upon expiration of the licensing term (40 years), Trilegiant will have the option to purchase any or all of the intellectual property licenses at their then-fair market values. Real property owned by Cendant was leased to Trilegiant on a monthly basis at rates that approximated Cendant's depreciation expense.

  In connection with the foregoing arrangements, during 2001, Cendant advanced approximately $100 million in cash and $33 million of prepaid assets to Trilegiant to support their marketing activities and also made a $20 million convertible preferred stock investment in Trilegiant. Cendant also received warrants to purchase up to 2.1 million shares of Trilegiant's common stock. Cendant accounted for the entire advance to Trilegiant as a prepaid expense at the date of advance (prior to consolidation). The purpose of the advance was to assist Trilegiant in funding qualified marketing costs associated with obtaining new members whose revenue would become subject to royalties paid to Cendant. Prior to consolidation, Cendant expensed such advance when Trilegiant incurred qualified marketing expenses (pursuant to the terms of the advance).

  Cendant's preferred stock investment is mandatorily redeemable and, therefore, was (prior to consolidation) classified as an available-for-sale debt security and accounted for at fair value. The preferred stock investment is convertible, at any time at Cendant's option, into approximately 37% of Trilegiant's common stock on a fully diluted basis. Cendant is entitled to receive a 12% cumulative non-cash dividend annually through July 2006 on its preferred stock investment and also entitled to vote its stock on an as-converted basis in proportion to its ownership percentage with the holders of the common stock on all matters. During third quarter 2001, Cendant wrote-off the entire $20 million preferred stock investment due to operating losses incurred by Trilegiant and the fact that this entity had relatively thin common equity capitalization since inception. Such amount is included as a component of operating expenses in the Company's Consolidated Statement of Income during 2001. The warrants are exercisable, at Cendant's option, at an exercise price of $0.01 per share, upon the achievement of certain business valuations ranging from $200 million to $750 million, into a majority ownership interest in Trilegiant.

  The Company also provided Trilegiant with a $35 million revolving line of credit under which advances were at the sole and unilateral discretion of Cendant. The $35 million revolving line of credit was amended on July 1, 2003. The amended agreement provides that commencing October 1, 2003, Trilegiant may borrow up to $10 million under certain circumstances which are not at the sole and unilateral discretion of Cendant. As of December 31, 2003, Trilegiant had not drawn on this line.

  During August 2001, Trilegiant entered into marketing agreements with a third party whereby Trilegiant provided certain marketing services to the third party in exchange for a commission. As part of its royalty arrangement with Trilegiant, Cendant receives 13% of the commissions paid by the third party to Trilegiant. In connection with these marketing agreements, Cendant provided Trilegiant with a $75 million loan facility bearing interest at a rate of 9%, under which Cendant advanced funds to Trilegiant for marketing performed by Trilegiant on behalf of the third party. Such advance was classified as a receivable from Trilegiant on the Company's Consolidated Balance Sheet as of December 31, 2002 (prior to consolidation).

  For the period July 1, 2003 through December 31, 2003, Trilegiant contributed revenues and expenses of $241 million and $256 million, respectively (on a stand-alone basis before eliminations of intercompany entries in consolidation). As previously discussed, the consolidation of Trilegiant resulted in a non-cash charge of $293 million ($0.28 per diluted share) recorded on July 1, 2003 as a cumulative effect of accounting change. The 2003 results further reflect revenues and expenses recorded by the Company in connection with the outsourcing arrangement prior to the consolidation of Trilegiant (for the period January 1, 2003 through June 30, 2003). The Company recorded revenues of $33 million (representing royalties and licensing and leasing fees) and expenses of $78 million (relating to fulfillment services and the amortization of the marketing advance made in 2001) for the period January 1 through June 30, 2003.

  During 2002 and 2001, the Company's Consolidated Statements of Income reflect (i) revenues of $60 million and $17 million, respectively, representing royalties and licensing and leasing fees and (ii) expenses of $190 million and $214 million, respectively, relating to both fulfillment services and the amortization of the marketing advance made in 2001.

  Trilegiant's Board of Directors at December 31, 2003 was comprised of two directors elected by the Trilegiant management (as the common shareholders) and two directors elected by Cendant (as the sole preferred shareholder).

24.
Employee Benefit Plans

  Defined Contribution Savings Plans

  The Company sponsors several defined contribution savings plans that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plans. The Company's cost for contributions to these plans was $71 million, $63 million and $49 million during 2003, 2002 and 2001, respectively.

  Defined Benefit Pension Plans

  The Company sponsors domestic non-contributory defined benefit pension plans, which cover certain eligible employees. The majority of the employees participating in these plans are no longer accruing benefits. Additionally, the Company sponsors contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employees' option. Under both the domestic and foreign plans, benefits are based on an employee's years of credited service and a percentage of final average compensation or as otherwise described by the plan. As of December 31, 2003 and 2002, the aggregate projected benefit obligation of these plans was $499 million and $466 million, respectively, and the aggregate fair value of the plans' assets was $337 million and $291 million, respectively. Accordingly, the plans were underfunded by $162 million and $175 million as of December 31, 2003 and 2002, respectively, primarily due to the downturn in the financial markets and a decline in interest rates. However, the net pension liability recorded by the Company (primarily as a component of other non-current liabilities) as of December 31, 2003 and 2002 approximated $159 million and $158 million, respectively, of which approximately $94 million as of both December 31, 2003 and 2002, represents additional minimum pension liability recorded as a charge to other comprehensive income. The Company's policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts the Company determines to be appropriate. During 2003 and 2002, the Company recorded pension expense of $16 million and $9 million, respectively. The expense recorded during 2001 was not material.

  Other Employee Benefit Plans

  The Company also maintains health and welfare plans for certain domestic subsidiaries. As of December 31, 2003 and 2002, the related projected benefit obligation, which was fully accrued for on the Company's Consolidated Balance Sheets (included primarily within other non-current liabilities), was $60 million and $71 million, respectively. During 2003 and 2002, the Company recorded post-retirement income of $18 million (including $23 million of post-retirement income resulting from plan amendments, partially offset by $5 million of expense) and post-retirement expense of $7 million, respectively, related to these plans. The expense recorded during 2001 was not material. The $23 million of post-retirement income recorded in 2003 (discussed above) resulted from amendments made to the plan whereby coverage for all retirees over age 65 and for certain employees under the age of 50 was eliminated and the participant premiums were increased. All post-retirement income (expense) is recorded within general and administrative expenses on the Company's Consolidated Statements of Income.

25.
Financial Instruments

  RISK MANAGEMENT

  Following is a description of the Company's risk management policies.

  Foreign Currency Risk

  The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions. The Company primarily hedges its foreign currency exposure to the British pound,

  Canadian dollar, Australian dollar and Euro. The majority of forward contracts utilized by the Company do not qualify for hedge accounting treatment under SFAS No. 133. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Forward contracts that are used to hedge certain forecasted royalty receipts and forecasted disbursements up to 12 months are designated and do qualify as cash flow hedges. The impact of these forward contracts was not material to the Company's results of operations or financial position, nor is the amount of gains or losses the Company expects to reclassify from other comprehensive income to earnings over the next 12 months.

  Interest Rate Risk

  Mortgage Servicing Rights.    The Company's mortgage servicing rights asset is subject to substantial interest rate risk as the mortgage notes underlying the MSR asset permit the borrower to prepay the loan. Therefore, the value of the MSR asset tends to diminish in periods of declining interest rates and increase in periods of rising interest rates. The Company uses a combination of derivative instruments (including option contracts, interest rate swaps and constant maturity floors) and other investment securities to offset unexpected changes in fair value on its MSR asset that could affect reported earnings. These derivatives are designated as either freestanding derivatives or fair value hedging instruments and recorded at fair value with changes in fair value recorded to current earnings. The change in fair value for the hedged portion of the MSR asset is also recorded to current earnings.

  During 2003, 2002 and 2001, the net impact of the Company's derivative activity related to its MSR asset after giving effect to the offsetting changes in fair value of the MSR asset was a gain of $163 million, $115 million and $3 million, respectively. The 2003 amount consists of gains of $155 million to reflect the ineffective portion of the fair value hedges and gains of $8 million resulting from the component of the derivatives' fair value excluded from the assessment of effectiveness (as such amount relates to freestanding derivatives). The 2002 amount consists of gains of $48 million to reflect the ineffective portion of the fair value hedges and gains of $67 million resulting from the component of the derivatives' fair value excluded from the assessment of effectiveness (as such amount relates to freestanding derivatives). The 2001 amount consists of losses of $57 million to reflect the ineffective portion of the fair value hedges and gains of $60 million resulting from the component of the derivatives' fair value excluded from the assessment of effectiveness (as such amount relates to freestanding derivatives).

  Other Mortgage Related Assets.    The Company's other mortgage-related assets are subject to interest rate risk created by (i) its commitments to finance mortgages to borrowers who have applied for loan funding and (ii) loans held in inventory awaiting sale into the secondary market. The Company uses derivative instruments (including futures, options and forward delivery contracts) to economically hedge its commitments to fund mortgages. Commitments to fund mortgages and related hedges are classified and accounted for as freestanding derivatives. Accordingly, these positions are recorded at fair value with changes in fair value recorded to current earnings and generally offset the fair value changes recorded relating to the underlying assets. During 2003, 2002 and 2001, the net impact of these freestanding derivatives was a loss of $24 million and gains of $14 million and $5 million, respectively. Such amounts are recorded within net revenues in the Consolidated Statements of Income.

  Interest rate and price risk stemming from loans held in inventory awaiting sale into the secondary market (which are classified on the Company's Consolidated Balance Sheets as mortgage loans held for sale) may be hedged with mortgage forward delivery contracts. These forward delivery contracts fix the forward sales price which will be realized in the secondary market and thereby substantially eliminate the interest rate and price risk to the Company. Such forward delivery contracts are either classified and accounted for as fair value hedges or freestanding derivatives. Those contracts that were designated as fair value hedges had no net impact on the Company's results of operations during 2003,

  2002 and 2001. For the forward delivery contracts that were designated as freestanding derivatives, the Company recorded a loss of $6 million in 2003 (there were no freestanding contracts in 2002 and 2001). Such amount is recorded within net revenues on the Consolidated Statement of Income.

  Debt.    The debt used to finance much of the Company's operations is also exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and instruments with purchased option features. The derivatives used to manage the risk associated with the Company's fixed rate debt were designated as fair value hedges and were perfectly effective resulting in no net impact on the Company's results of operations during 2003, 2002 and 2001, except to create the accrual of interest expense at variable rates. During 2003 and 2002, the Company terminated certain of its fair value hedges, which resulted in cash gains of $200 million and $65 million, respectively. Such gains are deferred and being recognized over future periods as an offset to interest expense. During 2003 and 2002, the Company recorded $50 million and $14 million, respectively, of such amortization. Accordingly, as of December 31, 2003 and 2002, the Company's long-term debt balance included $201 million and $51 million, respectively, of such deferred gains.

  The derivatives used to manage the risk associated with the Company's floating rate debt were designated as cash flow hedges. During 2003, 2002 and 2001, the Company recorded a net gain of $36 million and net losses of $8 million and $33 million, respectively, to other comprehensive income. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the derivatives' gain or loss from the effectiveness calculation for cash flow hedges during 2003, 2002 and 2001 was not material. The Company expects to reclassify losses of $19 million from other comprehensive income to earnings during the next 12 months.

  Homestore Price Risk
  During fourth quarter 2003, the Company entered into an equity range forward contract to facilitate the sale of 3.4 million shares of Homestore common stock in January and February 2004 at prices between $3.33 and $3.89. This derivative is intended to protect the Company from fluctuations in the market price of such stock until the sales occur. Accordingly, the Company designated the equity range forward contract as a cash flow hedge of a forecasted transaction (the sale of stock in January and February 2004). During 2003, the Company recorded $2 million of net losses to other comprehensive income in connection with this cash flow hedge, which will be reclassified to earnings upon sale of the underlying shares in January and February 2004. See Note 30—Subsequent Events for additional details regarding the sale of Homestore shares pursuant to this equity range forward.

  Credit Risk and Exposure
  The Company is exposed to counterparty credit risks in the event of nonperformance by counterparties to various agreements and sales transactions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties and for requiring collateral in instances in which financing is provided. The Company mitigates counterparty credit risk associated with its derivative contracts by monitoring the amount for which it is at risk with each counterparty to such contracts, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing its risk among multiple counterparties.

  As of December 31, 2003, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties other than risks related to the Company's repurchase agreements with automobile manufacturers (see Note 2—Summary of Significant Accounting Policies). Concentrations of credit risk associated with receivables are considered minimal due to the Company's diverse customer base. Bad debts associated with trade receivables have been minimal. With the exception of the financing provided to customers of its timeshare and mortgage businesses, the Company does not normally require collateral or other security to support credit sales.

  FAIR VALUE

  The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and cash equivalents, restricted cash, available-for-sale securities, accounts receivable, program cash, relocation receivables and accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amounts and estimated fair values of all financial instruments at December 31, are as follows:

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$840	$840	$126	$126
Restricted cash	448	448	307	307
Preferred stock investments in related parties	—	—	87	87
Investment in Homestore (a)	81	81	—	—
Other preferred stock investments and marketable securities	16	16	14	14
Debt
Current portion of long-term debt	1,629	1,791	30	30
Long-term debt, excluding Upper DECS	3,510	3,892	5,571	5,554
Upper DECS	863	864	863	556
Mandatorily redeemable preferred interest in a subsidiary	—	—	375	375
Derivatives (c)
Foreign exchange forwards	1	1	(4)	(4)
Equity range forward	(3)	(3)	—	—
Interest rate swaps	(170)	(170)	38	38
Assets under management and mortgage programs
Program cash	542	542	354	354
Mortgage loans held for sale	2,494	2,528	1,923	1,958
Relocation receivables	534	534	148	148
Timeshare contract receivables	1,372	1,372	401	401
Mortgage servicing rights, net	1,641	1,641	1,380	1,380
Derivatives related to mortgage servicing rights	316	316	385	385
Mortgage-backed securities (a)	102	102	114	114
Retained interest in securitization of timeshare receivables (b)	81	81	274	274
Retained interest in securitization of relocation receivables (a)	—	—	91	91
Derivatives (c) (d)
Commitments to fund mortgages	18	18	63	63
Forward delivery commitments	(27)	(27)	(82)	(82)
Interest rate swaps	(39)	(39)	—	—
Option contracts	132	132	309	309
Constant maturity floors	1	1	124	124
Liabilities under management and mortgage programs
Debt	14,702	14,917	12,639	12,688
Derivatives related to mortgage servicing rights (c)	(231)	(231)	—	—
Derivatives (c)
Interest rate swaps	(83)	(83)	(108)	(108)
Interest rate swaps	18	18	58	58

  (a)
  Available-for-sale securities.
  (b)
  Trading securities.
  (c)
  Derivative instruments in gain (loss) positions.
  (d)
  Carrying amounts and gains (losses) on mortgage-related positions are already included in the above balances of mortgage loans held for sale. Forward delivery commitments are used to manage price risk on sales of all mortgage loans to end investors.

26.   Dispositions of Businesses

  During 2001, the Company recognized gains aggregating $443 million on the dispositions of several non-strategic businesses ($436 million related to the disposition of the former move.com business and ancillary businesses—see discussion below, and $7 million related to the disposition of several other non-strategic businesses). During 2001, the Company also recognized losses of $26 million on the disposition of several non-strategic businesses. None of these businesses were material to the Company's results of operations, financial position or cash flows.

  Sale of Move.com and Ancillary Businesses

  On February 16, 2001, the Company completed the sale of its real estate Internet portal, move.com, along with certain ancillary businesses to Homestore in exchange for approximately 21 million shares (representing a 20.2% ownership interest on such date) of Homestore common stock, then-valued at $718 million.

  The Company recorded a gain of $548 million on the sale of these businesses, of which $436 million ($262 million, after tax) was recognized at the time of closing. The Company deferred $112 million of the gain, which represented the portion that was equivalent to its common equity ownership percentage in Homestore at the time of closing. The deferred gain was being recognized into income over five years as a component of equity in Homestore within the Consolidated Statement of Income. During 2001, the Company recognized $35 million of this deferred gain, which is reflected as a component of losses related to equity in Homestore, net of tax on the Company's Consolidated Statement of Income. The difference between the value of the Company's investment in Homestore and the underlying equity in the net assets of Homestore was $431 million, which was also being amortized over five years as a component of equity in Homestore within the Consolidated Statement of Income. Such difference was reduced by $135 million during 2001, of which $66 million represented amortization, which is reflected as a component of losses related to equity in Homestore, net of tax on the Company's Consolidated Statement of Income. The remaining $69 million primarily related to (i) the contribution of approximately 1.5 million shares of Homestore common stock to Trip Network, Inc., formerly Travel Portal, Inc. and (ii) the distribution of 1.7 million shares of Homestore common stock to former Move.com common stockholders in exchange for then-outstanding shares of Move.com common stock (see Note 28—Related Party Transactions for a detailed discussion of the Company's relationship with Trip Network).

  See Note 2—Summary of Significant Accounting Policies for a detailed discussion of the Company's accounting for its investment in Homestore. The Company's relationship with Homestore is primarily limited to its equity ownership interest and commercial agreements, which are not material to the Company.

27.   Segment Information

  Management evaluates the operating results of each of its reportable segments based upon revenue and "EBITDA," which is defined as income from continuing operations before non-program related depreciation and amortization, non-program related interest, amortization of pendings and listings, income taxes and minority interest. On January 1, 2003, the Company changed its performance measure used to evaluate the operating results of its reportable segments and, as such, the information presented below for 2002 and 2001 has been revised to reflect this change. The Company's presentation of EBITDA may not be comparable to similar measures used by other companies.

  Year Ended December 31, 2003

	Real Estate Services	Hospitality Services	Travel Distribution Services	Vehicle Services
Net revenues (a)	$6,720	$2,523	$1,659	$5,851
EBITDA	1,272	633	459	442
Non-program depreciation and amortization	121	103	110	90
Segment assets exclusive of assets under programs	4,786	4,531	4,000	5,111
Assets under management and mortgage programs	5,266	1,869	—	10,450
Capital expenditures	83	88	100	139
	Financial Services	Corporate and Other (b)	Total
Net revenues (a)	$1,401	$38	$18,192
EBITDA	363	(35)	3,134
Non-program depreciation and amortization	62	32	518
Segment assets exclusive of assets under programs	1,668	1,348	21,444
Assets under management and mortgage programs	—	8	17,593
Capital expenditures	16	37	463

  Year Ended December 31, 2002

	Real Estate Services	Hospitality Services	Travel Distribution Services	Vehicle Services
Net revenues (a)	$4,687	$2,180	$1,695	$4,274
EBITDA	832	625	526	408
Non-program depreciation and amortization	113	96	92	64
Segment assets exclusive of assets under programs	4,673	4,680	4,088	5,134
Assets under management and mortgage programs	4,041	685	—	10,421
Capital expenditures	74	67	97	100
	Financial Services	Corporate and Other (b)	Total
Net revenues (a)	$1,325	$26	$14,187
EBITDA	450	(198)	2,643
Non-program depreciation and amortization	65	36	466
Segment assets exclusive of assets under programs	1,615	527	20,717
Assets under management and mortgage programs	—	33	15,180
Capital expenditures	27	34	399

  Year Ended December 31, 2001

	Real Estate Services	Hospitality Services	Travel Distribution Services	Vehicle Services
Net revenues (a)	$1,859	$1,522	$437	$3,402
EBITDA	719	450	78	226
Non-program depreciation and amortization	116	119	26	102
Capital expenditures	41	70	22	74
	Financial Services	Corporate and Other (b)	Total
Net revenues (a)	$1,402	$71	$8,693
EBITDA	299	(380)	1,392
Non-program depreciation and amortization	73	41	477
Capital expenditures	64	58	329

  (a)
  Inter-segment net revenues were not significant to the net revenues of any one segment.
  (b)
  Includes the results of operations of the Company's non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

  Provided below is a reconciliation of EBITDA to income before income taxes, minority interest and equity in Homestore.

	Year Ended December 31,
	2003	2002	2001
EBITDA	$3,134	$2,643	$1,392
Non-program related depreciation and amortization	(518)	(466)	(477)
Non-program related interest expense, net	(307)	(262)	(252)
Early extinguishments of debt	(58)	(42)	—
Amortization of pendings and listings	(20)	(256)	—

Income before income taxes, minority interest and equity in Homestore	$2,231	$1,617	$663

  The geographic segment information provided below is classified based on the geographic location of the Company's subsidiaries.

	United States	United Kingdom	All Other Countries	Total
2003
Net revenues	$15,997	$429	$1,766	$18,192
Total assets	35,657	1,021	2,359	39,037
Net property and equipment	1,601	57	145	1,803
2002
Net revenues	$12,256	$389	$1,542	$14,187
Total assets	32,771	860	2,266	35,897
Net property and equipment	1,611	50	119	1,780
2001
Net revenues	$7,837	$240	$616	$8,693

28.   Related Party Transactions

  During 2003, the Company acquired 100% ownership of Trip Network and FFD. In 2002, the Company acquired 100% ownership of NRT and Tax Services of America, Inc. and, in 2001, the Company acquired 100% ownership of Avis. See Note 4—Acquisitions for more detailed information on these acquisitions. Prior to the Company's acquisition of these businesses, the Company and these businesses were engaged in certain related party transactions. Certain of the Company's officers may have served on the Board of Directors of these entities, but in no instances did they constitute a majority of the Board.

  Trip Network, Inc.

  As previously discussed in Note 4—Acquisitions, the Company acquired a majority interest in Trip Network on March 31, 2003. Accordingly, Trip Network has been included in the Company's consolidated results of operations, cash flows and financial position since March 31, 2003. Trip Network was created in March 2001 through the Company's contribution of assets valued at approximately $20 million in exchange for all of the common and preferred stock of Trip Network. At such time, Cendant unilaterally transferred all of the common shares of Trip Network to the Hospitality Technology Trust ("HTT") and retained the preferred stock of Trip Network and warrants to purchase up to 28,250 shares of Trip Network's common stock. Trip Network provided travel services to both Cendant's franchisees as well as non-franchisees and, as such, Cendant's initial contribution of the Trip Network common stock to HTT supported its lodging franchise business model whereby Cendant endeavored to avoid direct competition with its franchisees for the sale of transient hotel rooms. HTT was an independent technology trust that was controlled by three independent trustees who are not officers, directors or employees of Cendant or relatives of officers, directors or employees of Cendant. HTT was established in 1997 for purposes of enhancing and promoting the use of advanced technology for the Company's lodging brands, its beneficiaries, including providing financial and technology support services and investing in Internet related activities for the benefit of its beneficiaries. The hotel franchise chains agreed to link their brand and property web sites to Trip.com because of, for among other reasons, their beneficial interest in HTT. After Cendant's acquisition of Trip Network, HTT was dissolved pursuant to the original trust agreement. A hotel franchise chain was not required to make any contributions to Trip Network in order for the franchisee's brand and property to be included on Trip Network's web site. Trip Network earned a commission on all hotel rooms sold on its web site, including those sold by Cendant's hotel franchise chains, at market rates ranging from 8 to 10%. Management believed that the enhanced functionality for the brand and property web-pages provided by Trip.com links would help build customer loyalty and avoid the problem of viewers leaving the brand and property web sites for the sites of competitors. Additionally, management believed that the aggregate links of all franchisee properties would create critical mass and web-traffic for Trip Network, further enhancing its ability to be successful. If Trip Network were successful, management believed the common shares would likely have appreciated in value. The liquidation of shares (representing HTT's equity stake, which approximated 20% of Trip Network's common stock on a fully diluted basis as of December 31, 2002) would have provided HTT with further resources to pursue its stated objectives.

  In 2001, the Company contributed $85 million, including $45 million in cash and 1.5 million shares of Homestore common stock then-valued at $34 million, to Trip Network for the purpose of pursuing the development of an online travel business for the benefit of certain of its current and future franchisees. This arrangement was consistent with the Company's strategy of creating a single platform to research and develop Internet related products within an integrated business plan. Since the Company did not have the in-house expertise to develop new technology for Internet web sites, the Company outsourced the development of certain Internet assets and website features to Trip Network through the existing arrangement. Since the advance was repayable to the Company only if the development resulted in the achievement of certain financial results, such amount was expensed by the Company during 2001 and was included as a component of restructuring and other unusual charges in the Consolidated Statement of Income.

  During 2003 (from January through March) and 2002, the Company derived revenues of $1 million and $3 million, respectively, from two separate lease and licensing agreements with Trip Network, which were entered into during October 2001 (the revenue recorded during 2001 was insignificant). In connection with these agreements, Trip Network was granted a license to operate the online businesses of Trip.com, Inc. and Cheap Tickets (both wholly-owned subsidiaries of the Company) and a lease or sublease, as applicable, to all the assets of these companies necessary to operate such businesses. The Trip.com license agreement had a one-year term and was renewable at Trip Network's option for 40 additional one-year periods. The Cheaptickets.com license agreement had a 40-year term. Under these agreements, the Company received a license fee of 3% of revenues generated by Trip.com and Cheaptickets.com during the term of the agreements. The royalty rate was negotiated with and approved by Trip Network's board of directors. The Company proposed this royalty rate based upon market rate analysis of similar licensing type agreements. In connection with this agreement, the Company also received warrants to purchase up to 46,000 shares of Trip Network common stock, which were exercisable, at the Company's option, at a price of $0.01 per share, upon the achievement of certain financial results beginning in October 2003 or upon a change of control of Trip Network. The warrants were also negotiated with and approved by Trip Network's board of directors.

  During 2002, the Company also recognized $5 million of revenue in connection with a travel services agreement with Trip Network (the revenue recorded during 2003 and 2001 was de minimis). In connection with this agreement, the Company provided Trip Network with call center services, processed and supported Trip Network's booking and fulfillment of travel transactions and provided travel-related products and services to maintain and develop relationships, discounts and favorable commissions with travel vendors. For these services, the Company received a fee of cost plus an applicable mark-up (6%), which was determined based upon an examination of profit margins in the travel agency industry.

  Additionally, during October 2001, the Company entered into a 40-year global distribution services subscriber agreement with Trip Network, whereby the Company provided all global distribution services for Trip Network. Pursuant to such agreement, the Company, through its Galileo subsidiary, received payments from airlines, car rental agencies and hoteliers each time Trip Network booked a reservation using the Galileo global distribution system. As it is normal and customary for a global distribution system provider to pay incentive fees to a travel agency, the Company prepaid Trip Network $42 million as compensation for booking segments through Galileo. Accordingly, on the date of commitment, the Company recorded an asset of $42 million for prepaid incentive fees, which was being amortized over 40 years. Such amount was mutually agreed to and represented the projected discounted amount of incentive fees that the Company expected to pay Trip Network over the term of the 40-year licensing agreement. The Company benefited from such prepayment by receiving a discount on the lump sum payment of incentive fees upon consummation of the contract rather than paying a portion of the incentive fee in advance and a portion of the incentive fee as segments are booked. Amortization of the asset during 2003 (prior to the acquisition), 2002 and 2001 was not material. As of December 31, 2002, the prepaid asset approximated $41 million and was included within other non-current assets on the Consolidated Balance Sheet.

  The preferred stock investment, which was convertible into approximately 80% of Trip Network's common stock on a fully diluted basis, was non-voting and accounted for using the cost method. The preferred stock investment was not convertible prior to March 31, 2003, except upon a change of control of Trip Network. As of December 31, 2002, the Company's preferred equity interest in Trip Network approximated $17 million and was included within other non-current assets on our Consolidated Balance Sheet. During the years ended December 31, 2003, 2002 and 2001, the Company did not record any dividend income relating to its preferred equity interest in Trip Network. The warrants were exercisable, at the Company's option, upon the achievement of certain financial results beginning on March 31, 2003 or upon a change of control of Trip Network at an exercise price of $0.01 per share. The Company was not obligated or contingently liable for any debt incurred by Trip Network.

  FFD Development Company, LLC

  As previously discussed in Note 4—Acquisitions, the Company acquired FFD on February 3, 2003. Accordingly, FFD has been included within the Company's consolidated results of operations, cash flows and financial position since February 3, 2003. Prior to the Company's acquisition of Fairfield in April 2001, Fairfield operated its own property acquisition, planning, design and construction functions. These functions were transferred by Fairfield to FFD immediately prior to the Company's acquisition of Fairfield, along with Fairfield employees who were responsible for these functions. FFD was created by Fairfield to acquire real estate for construction of vacation ownership units that are sold to Fairfield upon completion.

  Upon creation of FFD, Fairfield contributed approximately $60 million of timeshare inventory and $4 million of cash to FFD in exchange for all of the common and preferred equity interests of FFD. Fairfield then contributed all the common equity interests of FFD to an independent trust, FFD Trust, and retained a convertible preferred equity interest in FFD and a warrant to purchase FFD's common equity. In connection with the Company's acquisition of Fairfield, the Company (through its Fairfield subsidiary) acquired the preferred equity interest, which approximated $70 million as of December 31, 2002 and the warrant to purchase a common equity interest in FFD. The convertible preferred equity interest was convertible at any time. The warrant was not exercisable until April 2004 except upon the occurrence of specified events, including the Company's conversion of more than half of the preferred equity interest into common equity interests. The warrant was exercisable in whole or in increments of 25% upon payment in cash or in kind of an amount per percentage of common interest exercised, which was equal to the lower of 80% of the book value per common interest as of April 2, 2001 and 90% of the book value per common interest as of the warrant exercise date. During 2003 (prior to the acquisition), 2002 and 2001, the Company recognized dividend income on its preferred interest of $1 million, $11 million and $6 million, respectively, which was paid-in-kind on a quarterly basis based on an 18% annual return on its preferred equity interest in FFD. The dividend rate was agreed upon in FFD's amended operating agreement among Fairfield, FFD and FFD Trust. Upon the conversion of such preferred equity interests and the exercise of such warrant, the Company would own approximately 75% of FFD's common equity interests on a fully diluted basis.

  Under the development contracts with FFD, the Company was obligated to purchase resort properties from FFD. However, the Company was not obligated to purchase the resort properties until construction was completed to the contractual specifications, a certificate of occupancy was delivered and clear title was obtained. During 2002 and 2001, the Company purchased $87 million and $40 million, respectively, of timeshare interval inventory and land from FFD. FFD was obligated to finance, plan, design and construct vacation ownership units according to Fairfield's specifications and deliver those units according to an agreed schedule and at agreed purchase prices. The schedule and prices allowed for FFD to charge cost plus an applicable mark-up, which was 16.3% and 17.4% in 2002 and 2001, respectively, including the sale of land. Such fee arrangement was provided for in the operating agreement between Fairfield and FFD. During 2002 and 2001, such fees approximated $13 million and $7 million, respectively, and were included within operating expenses on the

  Company's Consolidated Statements of Income. The purchase price, which included FFD's fee, was agreed upon by Fairfield and FFD based upon the cost of construction. The delivery date was agreed upon by Fairfield and FFD based upon the time necessary to complete construction and when Fairfield required the completed inventory for sale and deeding to its customers. During 2003 (prior to the acquisition), the Company's purchases of timeshare interval inventory and land were de minimis. The Company also leased office space to FFD and provided various services to FFD (including general management services, information and technology support and human resources administration) in exchange for a fee, which approximated $1 million, $7 million and $5 million during 2003 (prior to the acquisition), 2002 and 2001, respectively.

  Pursuant to the operating agreement, Fairfield had the right to appoint three persons to the six person board of managers of FFD and the remaining three members were appointed by the FFD Trust. As of December 31, 2002, the Company was not obligated or contingently liable for any obligations incurred by FFD.

  NRT Incorporated

  As previously discussed in Note 4—Acquisitions, on April 17, 2002, the Company purchased all the outstanding common stock of NRT from Apollo Management, L.P. ("Apollo"). Accordingly, NRT has been included in the Company's consolidated results of operations and financial position since April 17, 2002. Prior to the Company's acquisition of NRT, the Company maintained a preferred stock investment in NRT and NRT operated as a joint venture between the Company and Apollo that acquired independent real estate brokerages, converted them to one of the Company's real estate brands and operated the brand under a 50-year franchise agreement with the Company. Reflected in the Company's Consolidated Statements of Income within net revenues are the following amounts associated with the Company's relationship with NRT prior to its acquisition:

	Year Ended December 31,
	2002 (a)	2001
Royalty and marketing fees	$66	$220
Real estate referral fees (b)	9	37
Dividend income	10	27
Other fees (c)	16	16

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

  Also reflected in the Company's Consolidated Statements of Income within non-program related depreciation and amortization expense during 2002 (prior to the acquisition) and 2001 was $7 million and $18 million, respectively, of amortization expense relating to the 50-year franchise agreements.

  Tax Services of America, Inc.

  On January 18, 2002, the Company acquired all the common stock of TSA for $4 million. Accordingly, TSA has been included in the Company's consolidated results of operations and financial position since January 18, 2002. Prior to the Company's acquisition of TSA, the Company maintained a preferred stock investment in TSA and TSA operated as a joint venture between the Company and two of its Jackson Hewitt subsidiary franchisees for the purpose of acquiring independent tax practices and converting them into Jackson Hewitt franchisees. In 1999, the Company initially funded TSA with 80 tax preparation locations and $5 million in cash in exchange for a non-voting preferred stock investment. Simultaneously with the Company's contribution to TSA, the Company's joint venture partners contributed a total of 40 tax preparation locations to TSA in exchange for shares of common stock of TSA. Reflected in the Company's Consolidated Statement of Income within net revenues is

  $9 million during 2001 of revenue generated from the Company's relationship with TSA. Revenues recorded by the Company during 2002 prior to its acquisition of TSA on January 18, 2002 were de minimis.

  Avis Group Holdings, Inc.

  As discussed in Note 4—Acquisitions, on March 1, 2001, the Company purchased all the outstanding common stock of Avis. Accordingly, Avis has been included in the Company's consolidated results of operations and financial position since March 1, 2001. Prior to the Company's acquisition of Avis, the Company maintained both a common and preferred equity interest in Avis and licensed its Avis trademark to Avis pursuant to a license agreement. The Company's common stock investment in Avis, which approximated $128 million, and the Company's preferred equity interest, which approximated $394 million, were included as components of Cendant's net investment in Avis upon consummation of the acquisition. Reflected in the Company's Consolidated Statements of Income within net revenues for the period January 1, 2001 through March 1, 2001 (the date of acquisition) are royalty fees of $16 million, reservation and data processing fees of $17 million and equity in earnings of $5 million.

  Entertainment Publications, Inc.

  At December 31, 2002, the Company had a $5 million (approximately 15%) common equity ownership interest in Entertainment Publications, Inc., which was accounted for using the equity method. On November 21, 2002, Entertainment Publications, Inc. entered into a definitive agreement to merge with a third party unrelated to the Company. On March 25, 2003, the Company sold its common stock investment in Entertainment Publications, Inc. for approximately $33 million in cash. The Company recorded a gain of approximately $30 million on this disposition, which is included within other revenue on the Consolidated Statement of Income for 2003.

29.
Selected Quarterly Financial Data—(unaudited)

  Provided below is selected unaudited quarterly financial data for 2003 and 2002. The underlying diluted per share information is calculated from the weighted average common and common stock equivalents outstanding during each quarter, which may fluctuate based on quarterly income levels, market prices and share repurchases. Therefore, the sum of the quarters' per share information may not equal the total year amounts presented on the Consolidated Statements of Income.

	2003 (*)
	First	Second	Third	Fourth
Net revenues	$4,128	$4,617	$5,098	$4,349

EBITDA	$729	$801	$951	$653
Non-program related depreciation and amortization	129	129	129	131
Non-program related interest expense, net	79	80	75	73
Early extinguishments of debt	48	6	4	—
Amortization of pendings and listings	3	4	5	8

Income before income taxes and minority interest	$470	$582	$738	$441

Income from continuing operations	$309	$382	$486	$288
Cumulative effect of accounting change	—	—	(293)	—

Net income	$309	$382	$193	$288

CD common stock per share information:
Basic
Income from continuing operations	$0.30	$0.38	$0.48	$0.29
Net income	$0.30	$0.38	$0.19	$0.29
Weighted average shares	1,028	1,017	1,013	1,011
Diluted
Income from continuing operations	$0.30	$0.37	$0.47	$0.28
Net income	$0.30	$0.37	$0.19	$0.28
Weighted average shares	1,040	1,039	1,039	1,042
CD common stock market prices:
High	$13.95	$18.39	$19.30	$22.30
Low	$10.56	$12.67	$16.94	$18.37

  (*)
  Income from continuing operations for first, second, third and fourth quarters includes charges of $7 million ($5 million, after tax), $8 million ($5 million, after tax), $15 million ($10 million, after tax) and $4 million ($3 million, after tax), respectively, primarily related to the acquisition and integration of Budget (principally consisting of costs related to the integration of Budget's technology systems with the Company's platform).

	2002
	First	Second (a)	Third (b)	Fourth (c)
Net revenues	$2,637	$3,811	$3,863	$3,876

EBITDA	$651	$778	$617	$597
Non-program related depreciation and amortization	105	111	121	129
Non-program related interest expense, net	65	60	68	69
Early extinguishments of debt	—	38	4	—
Amortization of pendings and listings	—	194	45	17

Income before income taxes and minority interest	$481	$375	$379	$382

Income from continuing operations	$315	$239	$250	$247
Income from discontinued operations, net of tax	27	24	—	—
Loss on disposal from discontinued operations, net of tax	—	(256)	—	—

Net income	$342	$7	$250	$247

CD common stock per share information:
Basic
Income from continuing operations	$0.32	$0.23	$0.24	$0.24
Net income	$0.35	$0.01	$0.24	$0.24
Weighted average shares	979	1,023	1,039	1,034
Diluted
Income from continuing operations	$0.31	$0.23	$0.24	$0.24
Net income	$0.34	$0.01	$0.24	$0.24
Weighted average shares	1,018	1,053	1,058	1,045
CD common stock market prices:
High	$19.99	$19.03	$15.66	$12.88
Low	$15.35	$15.15	$10.75	$9.04

  (a)
  Income from continuing operations includes $13 million ($8 million, after tax or $0.01 per diluted share) of acquisition and integration charges primarily related to the acquisition of NRT and subsequent acquisitions made by NRT and an outsourcing agreement with IBM.
  (b)
  Income from continuing operations includes $11 million ($7 million, after tax or $0.01 per diluted share) of acquisition and integration charges primarily related to the acquisition of NRT and subsequent acquisitions made by NRT and the acquisitions of Trendwest and Equivest Finance Inc.
  (c)
  Income from continuing operations includes (i) $5 million ($3 million, after tax) of acquisition and integration charges primarily related to the acquisition of NRT and subsequent acquisitions made by NRT and (ii) $119 million ($75 million, after tax or $0.07 per diluted share) of litigation settlement and related costs; partially offset by a credit of $42 million ($26 million, after tax or $0.02 per diluted share) related to the recovery under the Company's directors' and officers' liability insurance policy in connection with derivative actions arising from former CUC-related litigation.

30.   Subsequent Events

  Trilegiant
  After completing a strategic review of the Trilegiant membership business and the Company's existing membership business and its Progeny Marketing Innovations ("Progeny") business during 2003 and as a result of the impact of adopting FIN 46, the Company negotiated with Trilegiant to terminate the contractual rights and intellectual property license the Company had previously granted Trilegiant in 2001. The Company paid $13 million in cash on January 30, 2004 as consideration for such termination. The Company believes that it can achieve revenue and expense synergies by combining Progeny with the new-member marketing performed by Trilegiant. Additionally, as a result of the application of FIN 46, the Company has been consolidating the results of Trilegiant since July 1, 2003 even though it did not have managerial control of the entity. As a result of this transaction, the Company now has managerial control of Trilegiant through its majority representation on the Trilegiant board of directors. Immediately following consummation of this transaction, Cendant owned approximately 43% on a fully diluted basis.

  In connection with the transaction, the Company has regained access to the various tradenames, trademarks, logos, service marks and other intellectual property that it had previously licensed to Trilegiant for its use in marketing to new members. Trilegiant will continue to collect membership fees from their members that existed as of January 30, 2004, including their renewals. The Company will provide fulfillment services (including collecting cash, paying commissions, processing refunds, providing membership services and benefits and maintaining specified service level standards) for Trilegiant's members in exchange for a servicing fee. Trilegiant will no longer have the ability to market to new members.

  In connection with this new relationship, the Company executed the following contracts: (i) termination of leases of the Company's assets by Trilegiant, (ii) termination of the original third party administration agreement, (iii) a new third party administration agreement whereby the Company will perform fulfillment services for Trilegiant, (iv) leasing of certain Trilegiant fixed assets from Trilegiant, (v) offer of employment to substantially all of Trilegiant's employees and (vi) other incidental agreements. These contracts were negotiated on an arms-length basis and have terms that the Company's management believes are reasonable from an economic standpoint and consistent with what management would expect from similar arrangements with other parties. None of these contracts will have an impact on the Company's consolidated financial statements as the Company will continue to consolidate Trilegiant subsequent to this transaction. In connection with the Trilegiant transaction, the parties agreed to liquidate and dissolve Trilegiant in an orderly fashion when and if the number of Trilegiant members decreases below 1.3 million, provided that such dissolution may not occur prior to January 2007.

  On January 30, 2004, Trilegiant had net deferred tax assets of approximately $121 million, which were mainly comprised of net operating loss carryforwards expiring in years 2021, 2022 and 2023. These deferred tax assets were fully reserved for by Trilegiant through a valuation allowance, as Trilegiant had not been able to demonstrate future profitability due to the large marketing expenditures incurred (new member marketing has historically been Trilegiant's single largest expenditure). However, given the fact that Trilegiant will no longer incur marketing expenses (as they no longer have the ability to market to new members as a result of this transaction) and any subsequent marketing will be conducted by the Company, the Company now believes that it is more likely than not that Trilegiant will generate sufficient taxable income (as it will continue to recognize revenue from Trilegiant's existing membership base in the form of renewals and the lapsing of the refund privilege period) to utilize its net operating loss carryforwards within the statutory periods. Accordingly, Trilegiant reversed the entire valuation allowance of $121 million in January 2004, which will result in a reduction to the Company's consolidated tax provision during first quarter 2004 of $121 million, with a corresponding increase in consolidated net income. The $13 million cash payment the Company made to Trilegiant to terminate the contractual rights and other intellectual property was also recorded by the Company as a component of its provision for income taxes line item on the Consolidated Statement of Income for first quarter 2004 and partially offsets the $121 million reversal of Trilegiant's valuation allowance.

  On January 30, 2004, Trilegiant changed its legal name to TRL Group, Inc.

  In connection with the above transaction, the Company also acquired Trilegiant Loyalty Solutions, Inc., a wholly-owned subsidiary of Trilegiant, for $20 million in cash. Trilegiant Loyalty Solutions offers wholesale loyalty enhancement services primarily to credit card issuers.

  Sale of Homestore Common Stock
  During January and February 2004, the Company sold 3.4 million shares of Homestore common stock in exchange for approximately $13 million in cash, pursuant to the equity range forward contract. Also, in January and February 2004, the Company sold 4.3 million shares of Homestore common stock in exchange for $19 million in cash.

  Redemption of Zero Coupon Senior Convertible Contingent Notes
  In connection with the Company's intention to redeem its outstanding zero coupon senior convertible contingent notes, virtually all holders elected to convert their notes into shares of CD common stock. Accordingly, the Company issued approximately 22 million shares in exchange for approximately $430 million in notes (carrying value) during February 2004 and intends to use available cash that otherwise would have been used to redeem these notes to repurchase a corresponding number of shares in the open market.

  Share Repurchases
  During January and February 2004, the Company repurchased 20.7 million shares of its CD common stock at an average price of $22.79 for aggregate cash of approximately $471 million. On February 11, 2004, the Company's Board of Directors approved a $750 million increase in the common stock repurchase program. As of February 27, 2004, the Company had $737 million availability under the Board-approved repurchase program.

  Declaration of Dividend
  On February 11, 2004, the Company's Board of Directors declared a quarterly cash dividend of $0.07 per common share, payable March 16, 2004 to stockholders of record February 23, 2004.

  Sotheby's International Realty
  On February 17, 2004, the Company acquired the domestic residential real estate brokerage operations of Sotheby's International Realty ("Sotheby's") and obtained the rights to create a Sotheby's franchise system pursuant to an agreement to lease the Sotheby's name. Such license agreement has a 100-year term, which consists of an initial 50-year term and a 50-year renewal option. The Company will pay a licensing fee to Sotheby's Holdings, Inc., the former parent of Sotheby's, for the use of the Sotheby's name. The total cash purchase price for these transactions was approximately $100 million.

* * * *

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q/A for the quarterly period ended March 31, 2000 dated July 28, 2000).
3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q/A for the quarterly period ended March 31, 2000 dated July 28, 2000).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001.)
4.2	Indenture, dated as of February 24, 1998, between the Company and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 filed on January 29, 1998).
4.3	Form of 6 7/8% Note due 2006 (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed on November 2, 2001).
4.4	Indenture, dated as of January 13, 2003, between Cendant Corporation and The Bank of Nova Scotia Trust Company of New York, as Trustee (Incorporated by reference to the Company's Current Report on Form 8-K dated January 17, 2003).
4.5	Form of 6.250% Senior Note due 2013 and Form of 7.375% Senior Note due 2008 (Incorporated by reference to Exhibits 4.2 and 4.3, respectively, to the Company's Current Report on Form 8-K dated January 17, 2003).
4.6	Indenture, dated as of May 4, 2001, between the Company and The Bank of New York, as Trustee (pursuant to which the Zero Coupon Convertible Debentures due 2021 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 10, 2001).
4.7	First Supplemental Indenture, dated as of May 1, 2002, to the Indenture, dated as of May 4, 2001, between the Company and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 1, 2002).
4.8	Fourth Supplemental Indenture, dated as of July 27, 2001, to the Indenture, dated as of February 24, 1998, between Cendant Corporation and The Bank of Nova Scotia Trust Company of New York, as Trustee (pursuant to which the 6.75% Senior Notes making up a portion of the Upper DECS were issued) (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated July 31, 2001).
4.9	Forward Purchase Contract Agreement, dated as of July 27, 2001, between Cendant Corporation and Bank One Trust Company, National Association, as Forward Purchase Contract Agent (relating to the Upper DECS) (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated July 31, 2001).
4.10	Form of Upper DECS Certificate (included in Exhibit 4.9).
4.11	Form of 6.75% Senior Note (included in Exhibit 4.8).
4.12	Pledge Agreement, dated as of July 27, 2001, among Cendant Corporation, The Chase Manhattan Bank, as Collateral Agent, and Bank One Trust Company, National Association, as Forward Purchase Contract Agent (relating to the Upper DECS) (Incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K dated July 31, 2001).

4.13	Indenture, dated as of November 27, 2001, between Cendant Corporation and The Bank of Nova Scotia Trust Company of New York, as Trustee (pursuant to which the 3 7/8% Convertible Senior Debentures Due 2011 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 6, 2001).
4.14	Form of 3 7/8% Convertible Senior Debenture due 2011 (included in Exhibit 4.13).
4.15	Indenture, dated as of November 6, 2000, between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.0 to PHH Corporation's Current Report on Form 8-K dated December 12, 2000).
4.16	Supplemental Indenture No. 1, dated as of November 6, 2000, to the Indenture, dated as of November 6, 2000, between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report on Form 8-K dated December 12, 2000).
4.17	Supplemental Indenture No. 3, dated as of May 30, 2002, to the Indenture dated, as of November 6, 2000, between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report on Form 8-K dated June 4, 2002).
4.18	Form of 6.000% Note due 2008 of PHH Corporation (Incorporated by reference to Exhibit 4.4 of PHH Corporation's Current Report on Form 8-K dated February 24, 2003).
4.19	Form of 7.125% Note due 2013 of PHH Corporation (Incorporated by reference to Exhibit 4.5 of PHH Corporation's Current Report on Form 8-K dated February 24, 2003).
4.20	PHH Corporation $443 Million Note Purchase Agreement dated as of May 3, 2002 (Incorporated by reference to Exhibit 4.1 of PHH Corporation's Form 10-Q for the quarterly period ended June 30, 2002 dated August 14, 2002).
4.21	Form of PHH Corporation Internote (Incorporated by reference to PHH Corporation's Form 10-K for the year ended December 31, 2002 dated March 5, 2003).
4.22(a)	Indenture, dated as of June 30, 1999, among Avis Group Holdings, Inc., the Subsidiary Guarantors and The Bank of New York, as Trustee (Incorporated by reference to Avis Group Holdings, Inc.'s Registration Statement on Form S-4 filed on August 31, 1999).
4.22(b)	Form of 11% Senior Subordinated Note due 2009 of Avis Group Holdings. (Included in Exhibit 4.22(a).
4.22(c)	Supplemental Indenture, dated as of April 2, 2001, to the Indenture, dated as of June 30, 1999, among Avis Group Holdings, Inc., the Subsidiary Guarantors and The Bank of New York, as Trustee (Incorporated by reference to Avis Group Holdings, Inc.'s Current Report on Form 8-K dated April 13, 2001).
10.1(a)	Amended and Extended Employment Agreement dated as of July 1, 2002 by and between Cendant Corporation and Henry R. Silverman (Incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).
10.1(b)	First Amendment to Amended and Extended Employment Agreement of Henry R. Silverman, dated July 28, 2003 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).

10.2(a)	Agreement with Stephen P. Holmes, dated September 12, 1997 (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).
10.2(b)	Amendment to Agreement with Stephen P. Holmes, dated January 11, 1999 (Incorporated by reference to Exhibit 10.2(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.2(c)	Amendment to Agreement with Stephen P. Holmes, dated January 3, 2001 (Incorporated by reference to Exhibit 10.2(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 dated April 1, 2002).
10.2(d)	Letter Agreement of Stephen P. Holmes, dated May 2, 2003 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).
10.3(a)	Agreement with James E. Buckman, dated September 12, 1997 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).
10.3(b)	Amendment to Agreement with James E. Buckman, dated January 11, 1999 (Incorporated by reference to Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.3(c)	Amendment to Agreement with James E. Buckman, dated January 3, 2001 (Incorporated by reference to Exhibit 10.3(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 dated April 1, 2002).
10.3(d)	Letter Agreement of James E. Buckman, dated May 2, 2003 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).
10.4(a)	Agreement with Richard A. Smith, dated June 2, 2001 (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 dated April 1, 2002).
10.4(b)	Letter Agreement of Richard A. Smith, dated May 2, 2003 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).
10.5	Agreement with Samuel L. Katz, dated October 1, 2003.
10.6(a)	Employment Agreement with Kevin M. Sheehan, dated April 1, 2003 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on From 10-Q for the quarterly period ended March 31, 2003 dated May 9, 2003).
10.6(b)	Letter Agreement of Kevin M. Sheehan, dated May 2, 2003 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).
10.7(a)	Agreement with Scott E. Forbes, dated April 1, 2003 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 dated May 9, 2003).
10.7(b)	Letter Agreement of Scott E. Forbes, dated May 2, 2003 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).
10.8	Agreement with Ronald L. Nelson, dated April 14, 2003 (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated April 16, 2003).

10.9(a)	1987 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.16 to the Company's Form 10-Q for the quarterly period ended October 31, 1996 dated December 13, 1996).
10.9(b)	Amendment to 1987 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).
10.10	Galileo International 1999 Equity and Performance Incentive Plan (Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-64738, dated October 2, 2001).
10.11	Trendwest Resorts, Inc. 1997 Employee Stock Option Plan (Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-89686, dated June 3, 2002).
10.12(a)	1997 Stock Option Plan (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997 dated June 16, 1997).
10.12(b)	Amendment to 1997 Stock Option Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.11(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).
10.12(c)	Amendment to 1997 Stock Option Plan dated March 19, 2002 (Incorporated by reference to Exhibit 10.11(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 dated March 5, 2003).
10.13(a)	1997 Stock Incentive Plan (Incorporated by reference to Appendix E to the Joint Proxy Statement/ Prospectus included as part of the Company's Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).
10.13(b)	Amendment to 1997 Stock Incentive Plan dated March 27, 2000 (Incorporated by reference to Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).
10.13(c)	Amendment to 1997 Stock Incentive Plan dated March 28, 2000 (Incorporated by reference to Exhibit 10.12(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).
10.13(d)	Amendment to 1997 Stock Incentive Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.12(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).
10.14(a)	HFS Incorporated's Amended and Restated 1993 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to HFS Incorporated's Registration Statement on Form S-8, Registration No. 33-83956).
10.14(b)	First Amendment to the Amended and Restated 1993 Stock Option Plan dated May 5, 1995 (Incorporated by reference to Exhibit 4.1 to HFS Incorporated's Registration Statement on Form S-8, Registration No. 33-094756).
10.14(c)	Second Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(b) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).
10.14(d)	Third Amendment to the Amended and Restated 1993 Stock Option Plan dated January 22, 1996 (Incorporated by reference to Exhibit 10.21(c) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).

10.14(e)	Fourth Amendment to the Amended and Restated 1993 Stock Option Plan dated May 20, 1996 (Incorporated by reference to Exhibit 4.5 to HFS Incorporated's Registration Statement on Form S-8, Registration No. 333-06733).
10.14(f)	Fifth Amendment to the Amended and Restated 1993 Stock Option Plan dated July 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).
10.14(g)	Sixth Amendment to the Amended and Restated 1993 Stock Option Plan dated September 24, 1996 (Incorporated by reference to Exhibit 10.21(e) to HFS Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995).
10.14(h)	Seventh Amendment to the Amended and Restated 1993 Stock Option Plan dated April 30, 1997 (Incorporated by reference to Exhibit 10.17(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.14(i)	Eighth Amendment to the Amended and Restated 1993 Stock Option Plan dated May 27, 1997 (Incorporated by reference to Exhibit 10.17(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
10.15(a)	1997 Employee Stock Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-45183, dated January 29, 1998).
10.15(b)	Amendment to 1997 Employee Stock Plan dated January 3, 2001.
10.16(a)	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29,1999).
10.16(b)	1999 Directors Deferred Compensation Plan (Incorporated by reference to Exhibit 10.16(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 dated March 5, 2003).
10.16(c)	Amendment to Certain Stock Plans (Incorporated by reference to Exhibit 10.16(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 dated March 5, 2003).
10.17	1999 Broad-Based Employee Stock Option Plan, including the Third Amendment dated March 19, 2002, Second Amendment dated April 2, 2001 and First Amendment dated March 29, 1999 (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form10-K for the year ended December 31, 2002 dated March 5, 2003).
10.18(a)	Three Year Competitive Advance and Revolving Credit Agreement dated as of December 10, 2002 among Cendant Corporation, as Borrower, the lenders referred to therein, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and The Bank of Nova Scotia, Citibank, N.A. and Barclays Bank Plc, as Co-Documentation Agents (Incorporated by reference to the Company's Current Report on Form 8-K dated December 11, 2002).
10.18(b)	First Amendment, dated as of June 26, 2003, to the Three Year Competitive Advance and Revolving Credit Agreement dated as of December 10, 2002 among Cendant Corporation and the financial institutions parties thereto (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 dated November 6, 2003).

10.18(c)	Second Amendment, dated as of October 29, 2003, to the Three Year Competitive Advance and Revolving Credit Agreement dated as of December 10, 2002 among Cendant Corporation and the financial institutions parties thereto (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 dated November 6, 2003).
10.19	Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 4, 1997, as amended and restated through July 3, 2003, among PHH Corporation, the lenders thereto, and JPMorgan Chase Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to PHH Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).
10.20(a)	Five-Year Competitive Advance and Revolving Credit Agreement dated March 4, 1997, as amended and restated through February 28, 2000, among PHH Corporation, the financial institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.24(b) to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 1999).
10.20(b)	Amendment to the Five-Year Competitive Advance and Revolving Credit Agreement, dated as of February 22, 2001, among PHH Corporation, the financial institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.25(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).
10.20(c)	Amendment to the Five-Year Competitive Advance and Revolving Credit Agreement, dated as of February 21, 2002, among PHH Corporation, the financial institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 dated March 29, 2002).
10.21	The Company's 1999 Non-Employee Directors Deferred Compensation Plan (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 dated March 1, 2000).
10.22	Agreement and Plan of Merger, dated as of June 15, 2001 among the Company, Galaxy Acquisition Corp. and Galileo International, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 15, 2001).
10.23	Remarketing Agreement, dated as of July 27, 2001, among Cendant Corporation, Bank One Trust Company, National Association, as Forward Purchase Contract Agent, and Salomon Smith Barney Inc., as Remarketing Agent (relating to the Upper DECS) (Incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K dated July 31, 2001).
10.24	Agreement and Plan of Merger by and among Cendant Corporation, Diamondhead Corporation and CheapTickets, Inc. dated August 13, 2001 (Incorporated by reference to Exhibit 99(D)(6) of the Company's Schedule TO filed on August 24, 2001).
10.25	Agreement and Plan of Merger by and among Cendant Corporation, Grand Slam Acquisition Corp. and Fairfield Communities, Inc. dated as of November 1, 2000 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 dated November 14, 2000).
10.26	Loan Agreement, dated as of July 30, 1997, between AESOP Leasing Corp. II, as borrower, AESOP Leasing Corp., as permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).

10.27	Master Motor Vehicle Finance Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing L.P., as lessor, Avis Rent A Car System, Inc., as lessee, individually and as the administrator, and Avis Rent A Car, Inc., as guarantor. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).
10.28	Master Motor Vehicle Operating Lease Agreement, dated as of July 30, 1997, by and among AESOP Leasing Corp. II, as lessor, Avis Rent A Car System, Inc., individually and as the administrator, certain Eligible Rental Car Companies, as lessees, and the Avis Rent A Car, Inc., as guarantor. (Incorporated by reference to Avis Group Holdings Inc.'s Registration Statement on Form S-1/A filed on August 11, 1997).
10.29	Supplemental Indenture No. 1, dated as of July 31, 1998, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.30	Amendment No. 1, dated as of July 31, 1998, to Loan Agreement, dated as of July 30, 1997 between AESOP Leasing L.P., as borrower, and AESOP Funding II L.L.C., as lender. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.31	Amended and Restated Loan Agreement, dated as of September 15, 1998, among AESOP Leasing L.P., as borrower, PV Holding Corp., as a permitted nominee of the borrower, Quartz Fleet Management, Inc., as a permitted nominee of the borrower, and AESOP Funding II L.L.C., as lender. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.32	Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of September 15, 1998, among AESOP Leasing L.P., as lessor, Avis Rent A Car System, Inc., individually and as Administrator, certain Eligible Rental Car Companies, as lessees, and Avis Rent A Car, Inc., as guarantor. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.33	Supplemental Indenture No. 2, dated as of September 15, 1998, to Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 dated March 29, 1999).
10.34	Amended and Restated Administration Agreement, dated as of September 15, 1998, between AESOP Funding II L.L.C., AESOP Leasing L.P., AESOP Leasing Corp. II, Avis Rent A Car System, Inc., as Administrator and The Bank of New York, as Trustee (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001 dated March 29, 2002).
10.35	The Amended and Restated Series 1998-1 Supplement, dated as of June 2001 between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 1998-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001 dated March 29, 2002).

10.36	The Amended and Restated Series 2000-2 Supplement, dated as of June 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001 dated March 29, 2002).
10.37	The Amended and Restated Series 2000-4 Supplement, dated as of June 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2000-4 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001 dated March 29, 2002).
10.38	The Amended and Restated Series 2001-2 Supplement, dated as of June 2001, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2001-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York. (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001 dated March 29, 2002).
10.39	Series 2002-1 Supplement, dated as of July 25, 2002, between AESOP Funding II L.L.C., as issuer, and The Bank of New York, as trustee and Series 2002-1 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 6, 2003).
10.40	Amended and Restated Series 2002-2 Supplement, dated as of November 22, 2002, among AESOP Funding II L.L.C., as issuer, Avis Rent A Car System, Inc., as servicer, JPMorgan Chase Bank, as administrative agent, certain CP Conduit Purchasers, certain Funding Agents, certain APA banks, and The Bank of New York, as trustee and Series 2002-2 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer, and The Bank of New York (Incorporated by reference to Avis Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 dated March 6, 2003).
10.41	Series 2003-5 Supplement, dated as of October 9, 2003, among AESOP Funding II L.L.C., as issuer and The Bank of New York, as trustee and Series 2003-5 agent, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as issuer and The Bank of New York, as trustee.
10.42	Series 2003-1 Indenture Supplement, dated as of August 14, 2003, between Chesapeake Funding LLC, as issuer and JPMorgan Chase Bank, as indenture trustee (Incorporated by reference to Exhibit 10.2 of Chesepeake Funding LLC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 dated November 13, 2003).
10.43	Series 2003-2 Indenture Supplement, dated as of November 19, 2003, between Chesapeake Funding LLC, as issuer and JPMorgan Chase Bank, as indenture trustee.
10.44	Series 2003-4 Supplement, dated as of June 19, 2003, to the Amended and Restated Base Indenture, dated as of July 30, 1997, between AESOP Funding II L.L.C., as Issuer, and The Bank of New York, as Trustee and Series 2003-4 Agent (Incorporated by reference to Avis Group Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 13, 2003).

10.45	Supplemental Indenture No. 1, dated as of October 28, 1999, between Greyhound Funding LLC and The Chase Manhattan Bank, as Indenture Trustee, to the Base Indenture, dated as of June 30, 1999 (Incorporated by reference to Greyhound Funding LLC's Amendment to its Registration Statement on Form S-1, File No. 333-40708, filed on March 19, 2001).*
10.46	Series 2001-1 Indenture Supplement between Greyhound Funding LLC and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 25, 2001 (Incorporated by reference to Greyhound Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2001).*
10.47	Series 2002-1 Indenture Supplement, between Chesapeake Funding LLC (formerly known as Greyhound Funding LLC), as issuer and JPMorgan Chase Bank, as indenture trustee, dated as of June 10, 2002 (Incorporated by reference to Chesapeake Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2002).
10.48	Series 2002-2 Indenture Supplement, between Chesapeake Funding LLC (formerly known as Greyhound Funding LLC), as issuer and JPMorgan Chase Bank, as indenture trustee, dated as of December 16, 2002 (Incorporated by reference to Chesapeake Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2002).
10.49	Series 1999-3 Indenture Supplement among Greyhound Funding LLC, PHH Vehicle Management Services, LLC, as Administrator, certain CP Conduit Purchasers, certain APA Banks, certain Funding Agents and The Chase Manhattan Bank, as Administrative Agent and Indenture Trustee, dated as of October 28, 1999 (Incorporated by reference to Greyhound Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2001).*
10.50(a)	Supplemental Indenture No. 2, dated as of May 27, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, between Chesapeake Funding LLC (formerly known as Greyhound Funding LLC) and JPMorgan Chase Bank, as trustee (Incorporated by reference to Chesapeake Funding LLC's Quarterly Report on Form 10-Q for the period ended June 30, 2003).
10.50(b)	Series 2003-2 Supplement dated as of March 6, 2003 to the Amended and Restated Base Indenture dated as of July 30, 1997 between AESOP Funding II L.L.C., as Issuer and The Bank of New York, as Trustee and Series 2003-2 Agent (Incorporated by reference to Avis Group Holdings, Inc.'s quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 dated May 14, 2003).
10.50(c)	Series 2003-1 Supplement dated as of January 28, 2003 to the Amended and Restated Base Indenture dated as of July 30, 1997 between AESOP Funding II LLC, as Issuer, Avis Rent A Car System, Inc., as Administrator, Cendant Corporation, as Purchaser and The Bank of New York, as Trustee and Series 2003-1 Agent (Incorporated by reference to Avis Group Holdings, Inc.'s quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 dated May 14, 2003).
10.51	Supplemental Indenture No. 3, dated as of June 18, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, and Supplemental Indenture No. 2, dated as of May 27, 2003, between Chesapeake Funding LLC (formerly known as Greyhound Funding LLC) and JPMorgan Chase Bank, as trustee (Incorporated by reference to Exhibit 10.2 to Chesapeake Funding LLC's Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.52	Second Amended and Restated Mortgage Loan Purchase and Servicing Agreement, dated as of October 31, 2000, among the Bishop's Gate Residential Mortgage Trust, Cendant Mortgage Corporation, Cendant Mortgage Corporation, as Servicer and PHH Corporation (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 dated March 29, 2002).
10.53	Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Services Corporation and Cendant Mobility Financial Corporation (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 dated March 29, 2002).
10.54	Receivables Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Financial Corporation and Apple Ridge Services Corporation (Incorporated by reference to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 dated March 29, 2002).
10.55	Master Indenture and Servicing Agreement dated as of August 29, 2002 by and among Sierra Receivables Funding Company, LLC, as Issuer, Fairfield Acceptance Corporation-Nevada, as Master Servicer and Wachovia Bank, National Association, as Trustee and as Collateral Agent (Incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).
10.56	Series 2002-1 Supplement to Master Indenture and Servicing Agreement dated as of August 29, 2002 among Sierra Receivables Funding Company, LLC, as Issuer, Fairfield Acceptance Corporation-Nevada, as Master Servicer and Wachovia Bank, National Association, as Trustee and as Collateral Agent (Incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).
10.57	Master Loan Purchase Agreement dated as of August 29, 2002 among Fairfield Acceptance Corporation-Nevada, as Seller, Fairfield Resorts, Inc., as Co- Originator, Fairfield Myrtle Beach, Inc., as Co-Originator, each VB Subsidiary referred to therein, each VB Partnership referred to therein and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 dated on November 4, 2002).
10.58(a)	Series 2002-1 Supplement dated as of August 29, 2002 to Master Loan Purchase Agreement dated as of August 29, 2002 among Fairfield Acceptance Corporation-Nevada, as Seller, Fairfield Resorts, Inc., as Co-Originator, Fairfield Myrtle Beach, Inc., as Co-Originator, each VB Subsidiary referred to therein, each VB Partnership referred to therein and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).
10.58(b)	Master Loan Purchase Agreement dated as of August 29, 2002 between Trendwest Resorts, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form10-K/A for the year ended December 31, 2001 dated November 4, 2002).
10.58(c)	Series 2001 Supplement dated as of August 29, 2002 to Master Loan Purchase Agreement dated as of August 29, 2002 between Trendwest Resorts, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).

10.59	Series 2002-1 Supplement dated as of August 29, 2002 to Master Loan Purchase Agreement dated as of August 29, 2002 between EFI Development Funding, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).
10.60	Master Pool Purchase Agreement dated as of August 29, 2002 between Sierra Deposit Company, LLC, as Depositor and Sierra Receivables Funding Company, LLC, as Issuer (Incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).
10.61	Series 2002-1 Supplement dated as of August 29, 2002 to Master Pool Purchase Agreement dated as of August 29, 2002 between Sierra Deposit Company, LLC, as Depositor and Sierra Receivables Funding Company, LLC, as Issuer (Incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002).
10.62	First Amendment, dated as of July 17, 2003, to Master Indenture and Servicing Agreement, dated as of August 29, 2002, among Sierra Receivables Funding Company, LLC, Fairfield Acceptance Corporation—Nevada, as Master Servicer, Wachovia Bank, National Association, as Trustee and as Collateral Agent (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).
10.63(a)	Third Amendment, dated as of July 17, 2003, to Series 2002-1 Supplement to Master Indenture and Servicing Agreement, dated as of August 29, 2002, among Sierra Receivables Funding Company, LLC, Fairfield Acceptance Corporation—Nevada, as Master Servicer, Wachovia Bank, National Association, as Trustee and as Collateral Agent (Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).
10.63(b)	Fourth Amendment, dated as of October 14, 2003, to Series 2002-1 Supplement to Master Indenture and Servicing Agreement, dated as of August 19, 2002 among Sierra Receivables Funding Company, LLC, Fairfield Acceptance Corporation-Nevada, as Master Servicer, Wachovia Bank, National Association, as Trustee and as Collateral Agent (Incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2003).
10.64	Second Amendment, dated as of July 17, 2003, to Master Loan Purchase Agreement, dated as of August 29, 2002, among Fairfield Acceptance Corporation-Nevada, as Seller, Fairfield Resorts, Inc. and Fairfield Myrtle Beach, Inc., as Co-Orginators, Kona Hawaiian Vacation Ownership, LLC, as an Originator, each VB Subsidiary referred to therein and each VB Partnership referred to therein and Sierra Deposit Company, LLC (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).
10.65	Second Amendment, dated as of July 17, 2003, to Series 2002-1 Supplement to Master Loan Purchase Agreement, dated as of August 29, 2002, among Fairfield Acceptance Corporation—Nevada, as Seller, Fairfield Resorts, Inc. and Fairfield Myrtle Beach, Inc., as Co-Originators, Kona Hawaiian Vacation Ownership, LLC, as an Originator, each VB Subsidiary referred to therein and each VB Partnership referred to therein and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).

10.66	First Amendment, dated as of July 17, 2003, to Master Loan Purchase Agreement, dated as of August 29, 2002, between Trendwest Resorts, Inc., as Seller and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).
10.67	First Amendment, dated as of July 17, 2003, to Series 2002-1 Supplement to Master Loan Purchase Agreement, dated as of August 29, 2002, between Trendwest Resorts, Inc., as Seller, and Sierra Deposit Company, LLC, as Purchaser (Incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).
10.68	First Amendment, dated as of July 17, 2003, to Pool Purchase Agreement Supplement, dated as of August 29, 2002, between Sierra Deposit Company, LLC, as Depositor and Sierra Receivables Funding Company, LLC, as Issuer (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 dated August 7, 2003).
10.69	Indenture and Servicing Agreement dated as of March 31, 2003 by and among Sierra 2003-1 Receivables Funding Company, LLC, as Issuer and Fairfield Acceptance Corporation—Nevada, as Servicer and Wachovia Bank, National Association, as Trustee and Wachovia Bank, National Association, as Collateral Agent (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 dated May 14, 2003).
10.70	Indenture and Servicing Agreement dated as of December 5, 2003 by and among Sierra 2003-2 Receivables Funding Company, LLC, as Issuer and Fairfield Acceptance Corporation -Nevada, as Servicer and Wachovia Bank, National Association, as Trustee and Wachovia Bank, National Association, as Collateral Agent.
10.71	Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation and Cherokee Acquisition Corporation dated as of August 22, 2002 (Incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001dated November 4, 2002).
10.72	First Amendment to Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation and Cherokee Acquisition Corporation dated as of September 10, 2002 (Incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 dated November 4, 2002 dated November 4, 2002).
10.73	Series 2002-2 Supplement dated as of September 12, 2002 to the Amended and Restated Base Indenture dated as of July 30, 1997 among Aesop Funding II, L.L.C., Avis Rent A Car System, Inc., JPMorgan Chase Bank, Certain CP Conduit Purchasers, Certain Funding Agents, Certain APA Banks and The Bank of New York, as Trustee (incorporated by reference to Avis Group Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 dated November 4, 2002).
10.74	Second Amended and Restated Mortgage Loan Repurchase and Servicing Agreement dated as of December 16, 2002 among Sheffield Receivables Corporation, as Purchaser, Barclays Bank Plc, New York Branch, as Administrative Agent, Cendant Mortgage Corporation, as Seller and Servicer and PHH Corporation, as Guarantor (Incorporated by reference to PHH Corporation's Form 10-K for the year ended December 31, 2002 dated March 5, 2003).

10.75	Agreement with Thomas D. Christopoul, dated October 1, 2003.
10.76	Cendant Corporation Executive Officer Supplemental Life Insurance Program.
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of Registrant.
23	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Greyhound Funding LLC is now known as Chesapeake Funding LLC.

QuickLinks

TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
PART II
RESULTS OF OPERATIONS—2003 vs. 2002
RESULTS OF OPERATIONS—2002 vs. 2001
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
PART III
PART IV
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
Cendant Corporation and Subsidiaries CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share data)
Cendant Corporation and Subsidiaries CONSOLIDATED BALANCE SHEETS (In millions, except share data)
Cendant Corporation and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
Cendant Corporation and Subsidiaries CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In millions)
Cendant Corporation and Subsidiaries CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued) (In millions)
Cendant Corporation and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in millions, except per share amounts)
EXHIBIT INDEX